Form 10-K
period 2020-03-31
Canopy Growth Corp
filed 2020-06-01
CIK 1737927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-38496

Canopy Growth Corporation

(Exact name of registrant as specified in its charter)

Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 Hershey Drive Smiths Falls, Ontario	K7A 0A8
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (855) 558-9333

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, no par value	CGC	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $7.980 billion as of September 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the closing sale price of the common shares on the New York Stock Exchange on that date.

As of May 28, 2020, there were 369,939,400 common shares of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this annual report on Form 10-K incorporates certain information by reference from the registrant’s definitive proxy statement with respect to its 2020 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year.

Unless otherwise noted or the context indicates otherwise, references in this Annual Report on Form 10-K (the “Annual Report”) to the “Corporation”, “Canopy Growth”, “we”, “us” and “our” refer to Canopy Growth Corporation,  its direct and indirect wholly owned subsidiaries and, if applicable, its joint ventures and investments accounted for by the equity method; the term “cannabis” means the plant of any species or subspecies of genus Cannabis and any part of that plant, including all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers; and the term “U.S. hemp” has the meaning given to term “hemp” in the U.S. Agricultural Improvement Act of 2018 (the “2018 Farm Bill”), including hemp-derived cannabidiol (“CBD”).

This report contains references to our trademarks and trade names and to trademarks and trade names belonging to other entities. Solely for convenience, trademarks and trade names referred to in this report may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trademarks or trade names to imply a relationship with, or endorsement or sponsorship of us or our business by, any other companies.

All currency amounts in this Annual Report are stated in Canadian dollars, which is our reporting currency, unless otherwise noted. All references to “dollars” or “CDN$” are to Canadian dollars and all references to “US$” are to U.S. dollars.

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which involve certain known and unknown risks and uncertainties. Forward-looking statements predict or describe our future operations, business plans, business and investment strategies and the performance of our investments. These forward-looking statements are generally identified by their use of such terms and phrases as “intend,” “goal,” “strategy,” “estimate,” “expect,” “project,” “projections,” “forecasts,” “plans,” “seeks,” “anticipates,” “potential,” “proposed,” “will,” “should,” “could,” “would,” “may,” “likely,” “designed to,” “foreseeable future,” “believe,” “scheduled” and other similar expressions. Our actual results or outcomes may differ materially from those anticipated. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Forward-looking statements include, but are not limited to, statements with respect to:

•

the uncertainties associated with the COVID-19 pandemic, including our ability to continue operations, the ability of our suppliers and distribution channels to continue to operate, and the use of our products by consumers, and disruptions to the global and local economies due to related stay-at-home orders, quarantine policies and restrictions on travel, trade and business operations and a reduction in discretionary consumer spending;

•

laws and regulations and any amendments thereto applicable to our business and the impact thereof, including uncertainty regarding the application of U.S. state and federal law to U.S. hemp (including CBD) products and the scope of any regulations by the U.S. Federal Drug Administration (the “FDA”), the U.S. Federal Trade Commission (the “FTC”), the U.S. Patent and Trademark Office (the “USPTO”), the U.S. Department of Agriculture (the “USDA”) and any state equivalent regulatory agencies over U.S. hemp (including CBD) products;

•	expectations regarding the regulation of the U.S. hemp industry in the U.S., including the promulgation of regulations for the U.S. hemp industry by the USDA;
•	expectations regarding the potential success of, and the costs and benefits associated with, our acquisitions, joint ventures, strategic alliances and equity investments;
•

the plan of arrangement (the “Acreage Arrangement”) with Acreage Holdings, Inc. (“Acreage”), including the consummation of such acquisition upon the occurrence or waiver of changes in U.S. federal law to permit the general cultivation, distribution and possession of marijuana or to remove the regulation of such activities from the federal laws of the United States and our intention to waive such condition as soon as the policies of the New York Stock Exchange (the “NYSE”) and/or the Toronto Stock Exchange (the “TSX”) permit completion of the acquisition, provided that completion of the acquisition would not violate any third-party agreements, including those entered into by us with Constellation Brands, Inc. (“CBI”) and its affiliates (together, the “CBI Group”);

•	the grant, renewal and impact of any license or supplemental license to conduct activities with cannabis or any amendments thereof;
•	our international activities and joint venture interests, including required regulatory approvals and licensing, anticipated costs and timing, and expected impact;
•

the ability to successfully create and launch brands and further create, launch and scale cannabis-based products and U.S. hemp-derived consumer products in jurisdictions where such products are legal and that we currently operate in;

•	the benefits, viability, safety, efficacy, dosing and social acceptance of cannabis, including CBD and other cannabinoids;
•	the anticipated benefits and impact of the CBI Group Investments (as defined below);
•

the potential exercise of the CBG Warrants (as defined below) held by the CBI Group, pre-emptive rights and/or top-up rights in connection with the CBI Group Investments, including proceeds to us that may result therefrom or the potential conversion of Canopy Notes (as defined below) held by the CBI Group in connection with the CBI Group Investments;

•	expectations regarding the use of proceeds of equity financings, including the proceeds from the CBI Group Investments;
•

the legalization of the use of cannabis for medical or recreational in jurisdictions outside of Canada, the related timing and impact thereof and our intentions to participate in such markets, if and when such use is legalized;

•	our ability to execute on our strategy and the anticipated benefits of such strategy;
•

the ongoing impact of the legalization of additional cannabis product types and forms for recreational use in Canada, including federal, provincial, territorial and municipal regulations pertaining thereto, the related timing and impact thereof and our intentions to participate in such markets;

•

the ongoing impact of developing provincial, territorial and municipal regulations pertaining to the sale and distribution of cannabis, the related timing and impact thereof, as well as the restrictions on federally regulated cannabis producers participating in certain retail markets and our intentions to participate in such markets to the extent permissible;

•	the future performance of our business and operations;
•	our competitive advantages and business strategies;
•	the competitive conditions of the industry;

•	the expected growth in the number of customers using our products;
•	our ability or plans to identify, develop, commercialize or expand our technology and research and development (“R&D”) initiatives in cannabinoids, or the success thereof;
•	expectations regarding revenues, expenses and anticipated cash needs;
•	expectations regarding cash flow, liquidity and sources of funding;
•	expectations regarding capital expenditures;
•	the expansion of our production and manufacturing, the costs and timing associated therewith and the receipt of applicable production and sale licenses;
•	the expected growth in our growing, production and supply chain capacities;
•	expectations regarding the resolution of litigation and other legal proceedings;
•	expectations with respect to future production costs;
•	expectations with respect to future sales and distribution channels;
•	the expected methods to be used to distribute and sell our products;
•	our future product offerings;
•	the anticipated future gross margins of our operations;
•	accounting standards and estimates;
•	expectations regarding our distribution network; and
•	expectations regarding the costs and benefits associated with our contracts and agreements with third parties, including under our third-party supply and manufacturing agreements.

Certain of the forward-looking statements contained herein concerning the industries in which we conduct our business are based on estimates prepared by us using data from publicly available governmental sources, market research, industry analysis and on assumptions based on data and knowledge of these industries, which we believe to be reasonable. However, although generally indicative of relative market positions, market shares and performance characteristics, such data is inherently imprecise. The industries in which we conduct our business involve risks and uncertainties that are subject to change based on various factors, which are described further below.

The forward-looking statements contained herein are based upon certain material assumptions that were applied in drawing a conclusion or making a forecast or projection, including: (i) management’s perceptions of historical trends, current conditions and expected future developments; (ii) our ability to generate cash flow from operations; (iii) general economic, financial market, regulatory and political conditions in which we operate; (iv) the production and manufacturing capabilities and output from our facilities and our joint ventures, strategic alliances and equity investments; (v) consumer interest in our products; (vi) competition; (vii) anticipated and unanticipated costs; (viii) government regulation of our activities and products including but not limited to the areas of taxation and environmental protection; (ix) the timely receipt of any required regulatory authorizations, approvals, consents, permits and/or licenses; (x) our ability to obtain qualified staff, equipment and services in a timely and cost-efficient manner; (xi) our ability to conduct operations in a safe, efficient and effective manner; (xii) our ability to realize anticipated benefits, synergies or generate revenue, profits or value from our recent acquisitions into our existing operations; (xiii) our ability to continue to operate in light of the COVID-19 pandemic and the impact of the pandemic on demand for, and sales of, our products and our distribution channels; and (xiv) other considerations that management believes to be appropriate in the circumstances. While our management considers these assumptions to be reasonable based on information currently available to management, there is no assurance that such expectations will prove to be correct.

By their nature, forward-looking statements are subject to inherent risks and uncertainties that may be general or specific and which give rise to the possibility that expectations, forecasts, predictions, projections or conclusions will not prove to be accurate, that assumptions may not be correct and that objectives, strategic goals and priorities will not be achieved. A variety of factors, including known and unknown risks, many of which are beyond our control, could cause actual results to differ materially from the forward-looking statements in this Annual Report and other reports we file with, or furnish to, the Securities and Exchange Commission (the “SEC”) and other regulatory agencies and made by our directors, officers, other employees and other persons authorized to speak on our behalf. Such factors include, without limitation, the risk that the COVID-19 pandemic may disrupt our operations and those of our suppliers and distribution channels and negatively impact the use of our products; consumer demand for cannabis and U.S. hemp products; that cost savings and any other synergies from the CBI Group Investments may not be fully realized or may take longer to realize than expected; future levels of revenues; our ability to manage disruptions in credit markets or changes to our credit rating; future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses; the success or timing of completion of ongoing or anticipated capital or maintenance projects; business strategies, growth opportunities and expected investment; the adequacy of our capital resources and liquidity, including but not limited to, availability of sufficient cash flow to execute our business plan (either within the expected timeframe or at all); the potential effects of judicial or other proceedings on our business, financial condition, results of operations and cash flows; volatility in and/or degradation of general economic, market, industry or business conditions; compliance with applicable environmental, economic, health and safety, energy and other policies and regulations and in particular health concerns with respect to vaping and the use of cannabis and U.S. hemp products in vaping devices; the anticipated effects of actions of third parties such as competitors, activist investors or federal, state, provincial, territorial or local regulatory authorities, self-regulatory organizations, plaintiffs in litigation or persons threatening litigation; changes in regulatory requirements in relation to our business and products; and the factors discussed under the heading “Risk Factors” in this Annual Report. Readers are cautioned to consider these and other factors, uncertainties and potential events carefully and not to put undue reliance on forward-looking statements.

Forward-looking statements are provided for the purposes of assisting the reader in understanding our financial performance, financial position and cash flows as of and for periods ended on certain dates and to present information about management’s current expectations and plans relating to the future, and the reader is cautioned that the forward-looking statements may not be appropriate for any other purpose. While we believe that the assumptions and expectations reflected in the forward-looking statements are reasonable based on information currently available to management, there is no assurance that such assumptions and expectations will prove to have been correct. Forward-looking statements are made as of the date they are made and are based on the beliefs, estimates, expectations and opinions of management on that date. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, estimates or opinions, future events or results or otherwise or to explain any material difference between subsequent actual events and such forward-looking statements, except as required by law. The forward-looking statements contained in this Annual Report and other reports we file with, or furnish to, the SEC and other regulatory agencies and made by our directors, officers, other employees and other persons authorized to speak on our behalf are expressly qualified in their entirety by these cautionary statements.

Item 1. Business.

Introduction

Canopy Growth is a leading cannabis company with operations in countries throughout the world. We produce, distribute and sell a diverse range of cannabis and hemp-based products for both recreational and medical purposes under a portfolio of distinct brands in Canada pursuant to the Cannabis Act, SC 2018, c 16 (the “Cannabis Act”), and globally pursuant to applicable international and Canadian legislation, regulations and permits. Our core operations are in Canada, the United States, Germany, and the UK, with developing opportunity markets in Australia, Denmark, Peru and Brazil.

We intend to maintain a leading position in the cannabis and related industries and expand the reach of our products worldwide. From product and process innovation to market execution and everything in between, we are driven by a passion for leadership, a commitment to drive the industry forward, and above all else, providing medical and recreational cannabis consumers the best possible experience.

We have a strong focus on, and investment in, brand, market and product differentiation as well as maintaining a quality cannabis supply through our cannabis production platform. We believe that this will create a dominant global business with the potential to generate a significant and sustained return on invested capital over the long-term. Our distinct cannabis brands include Tweed, Tokyo Smoke and Twd. on the recreational side, Spectrum Therapeutics, our medical brand, and First & Free, our line of lifestyle CBD products. Our curated cannabis varieties include dried flower, oil, soft-gel capsules, edibles, vapes and beverages as well as a wide range of cannabis accessories. In addition, our strategic acquisitions which include Storz & Bickel GmbH & Co., KG (“Storz & Bickel”), TWP UK Holdings Limited (“This Works”) and BioSteel Sports Nutrition Inc. (“BioSteel”) provide complementary and innovative product offerings. Finally, our initiatives in public education are designed to help patients and customers safely, effectively and responsibly use cannabis.

Canopy Growth was incorporated pursuant to the provisions of the Canada Business Corporations Act on August 5, 2009 under the name LW Capital Pool Inc. The Corporation changed its name to Tweed Marijuana Inc. on March 26, 2014, and later to Canopy Growth Corporation on September 17, 2015. Prior to completing our qualifying transaction on April 3, 2014, Canopy Growth was a “capital pool company” under Policy 2.4 of the TSX Venture Exchange (“TSXV”) Corporate Finance Manual. As a capital pool company, Canopy Growth had no assets other than cash and did not carry on any operations. On July 26, 2016, Canopy Growth graduated from the TSXV to the TSX. On February 1, 2017, the trading symbol for the common shares on the TSX was changed to “WEED”. On May 24, 2018, the common shares commenced trading on the NYSE with the trading symbol “CGC.”

Our principal executive offices are located at 1 Hershey Drive, Smiths Falls, Ontario, K7A 0A8. We conduct our business both through wholly owned subsidiaries as well as through a variety of joint ventures and other entities.

Business Segments

We operate in two reportable segments:

(1)

Cannabis, hemp and other consumer products, which encompasses the production, distribution and sale of a diverse range of cannabis, hemp-based and other consumer products in Canada and internationally pursuant to applicable international and domestic legislation, regulations and permits; and

(2)

Canopy Rivers Inc. (“Canopy Rivers”), a publicly traded company in Canada, through which Canopy Growth provides growth capital and strategic support in the global cannabis sector, where federally lawful.

For the three years ended March 31, 2020, the Canopy Rivers segment did not generate any revenue. For the Cannabis, Hemp and Other Consumer Products segment, we report gross and net revenue by channel, as follows:

	Year ended		Year ended		Year ended
	March 31,		March 31,		March 31,
(CDN $000's)	2020	% of gross revenue	2019	% of gross revenue	2018	% of gross revenue
Cannabis, Hemp and Other Consumer Products
Recreational revenue
Business-to-business	$157,254	36%	$117,388	46%	$-	0%
Business-to-consumer	52,044	12%	23,144	9%	-	0%
	209,298	48%	140,532	55%	-	0%
Medical revenue
Canadian	56,852	13%	68,759	27%	70,617	90%
International	67,975	15%	10,091	4%	3,732	5%
	124,827	28%	78,850	31%	74,349	95%

Other revenue	105,501	24%	34,049	14%	3,599	5%
Gross revenue	439,626	100%	253,431	100%	77,948	100%
Excise taxes	40,854		27,090		-
Net revenue	$398,772		$226,341		$77,948

Cannabis, Hemp and Other Consumer Products

We are a leader in the legal cannabis, hemp and other consumer products segment, which includes the production, distribution and sale of a diverse range of cannabis, hemp-based and other consumer products in Canada, the United States, select European markets, Australia, South America and the Caribbean, pursuant to applicable international and domestic legislation, regulations and permits.

Canopy Rivers

Canopy Rivers is a reportable segment of Canopy Growth in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Canopy Rivers is a venture capital and strategic support platform that pursues investment opportunities in the global cannabis sector. Canopy Rivers identifies counterparties seeking financial and/or operating support and aims to provide investor returns through dividends, interest, rent, royalties and capital appreciation. Canopy Rivers did not generate revenue in the three years ended March 31, 2018, 2019 and 2020. Canopy Rivers has direct or indirect investments in 10663522 Canada Inc. (d/b/a Herbert), 10831425 Canada Ltd. (d/b/a Greenhouse Juice Company), Agripharm Corp., BioLumic Ltd., CanapaR Corp., Civilized Worldwide Inc., Dynaleo Inc., Eureka 93 Inc., Headset, Inc., High Beauty, Inc., James E. Wagner Cultivation Corporation, Leaflink Services International ULC, Vert Mirabel (as defined below), PharmHouse Inc., Radicle Cannabis Holdings Inc., TerrAscend Corp. (“TerrAscend”), TerrAscend Canada Inc., Tweed Tree Lot Inc., YSS Corp. and ZeaKal, Inc.

Strategy

Our overall strategy is to advance the full potential of cannabis, capture sizable market share in focus categories and markets and execute a path to profitability to build sustainable, long-term shareholder value. We strive to become a leading consumer insights and product development company that matches products and consumer preferences in the cannabis space. To achieve this, we are focused on the following:

•

Becoming a relentlessly consumer-centric organization by building world-class consumer insights and analytic capability, coupled with focused, leading-edge R&D and innovation to produce a differentiated product portfolio that will delight consumers. We will bring these products to the hands of our consumers through best-in-class sales execution.

•

Markets and product categories with the highest and most tangible profit opportunities in the near term. Core markets will be Canada, the United States and Germany, with industry focus on recreational and over-the-counter medical. To capture future opportunities in emerging markets and categories outside the core, we will deploy a resource-light approach that leverages local suppliers for raw materials and Procaps S.A.S (“Procaps”), a global company based in Colombia, for formulation and encapsulation activities.
•	Driving quality in all aspects of our operation and be positioned to deliver the right product at the right time at the right price from the right facility.
•

Continuing to lead the industry and set industry standards. This includes spearheading the next phase of the cannabis industry evolution and shaping how the industry evolves. We will continue to give back to neighbors and communities through our Grow Good Together initiatives.

We expect fiscal 2021 to be a transition year as we re-set our strategic focus, roll out a new organizational design and implement a comprehensive operational improvement program.

The CBI Group Investments

In November 2017, June 2018 and November 2018, we completed certain transactions with the CBI Group, whereby the CBI Group invested CDN$245 million, CDN$200 million and CDN$5.079 billion, respectively (the “CBI Group Investments”).  As part of certain governance rights granted to the CBI Group in connection with certain of the CBI Group Investments, the CBI Group is entitled to, and has appointed, four directors to our board and has partnered with us as CBI’s exclusive global cannabis partner.  One of the board appointees, Jim Sabia, is a board observer, and his appointment to the board of directors is contingent upon security clearance from the Department of Health Canada (“Health Canada”). See “Risk Factors—Risks Relating to Competition, Performance and Operations—We are dependent on our senior management.” in Item 1A of this Annual Report. The CBI Group Investments provided Canopy Growth with significant funding needed to build scale in countries pursuing federally permissible medical cannabis programs, while establishing the foundation needed to supply new recreational markets as cannabis becomes legal in markets around the world. See “—The CBI Group Investments” for more information on the CBI Group Investments and related agreements.

Canada

Recreational and Medical Cannabis Markets

Our initial investment phase in Canada is complete, and we have begun pivoting to a focused execution phase while defining our path to profitability and positive cash flows. Our strategy in Canada includes:

•

Continuing the launch of our portfolio of innovative Cannabis 2.0 products across Canada, which began with the introduction of our cannabis-infused craft chocolates and vape pen power sources in January 2020 and continued in March 2020 with our first cannabis-infused beverages, vape pen and vape cartridge products coming to the Canadian recreational cannabis market. Additional Cannabis 2.0 products have been subsequently introduced into the Canadian recreational cannabis market, and new products will continue to be rolled-out in the coming months.

•

Strengthening our connection with our consumers by offering brands and products that delight our consumers. This includes leveraging our consumer insights, intellectual property and product innovation capability, and cultivation and production infrastructure to consistently develop the highest-quality product at each consumer price point. A key aspect of this strategy is the continued build-out of our branded Tweed and Tokyo Smoke retail store network where permissible across Canada, which will allow us to educate consumers, build brand awareness and recognition, and establish direct connections with our customers.

•

Increasing our medical cannabis network and solidifying our position as a trusted leader in the Canadian medical cannabis market by offering a wide range of cannabis products across a variety of brands, formats and strains that serve the needs of our medical customers. In April 2020, we announced that our Storz & Bickel Volcano Medic 2 was issued a medical license by Health Canada as an advanced cannabis vaporizer for medical use. As a result of this license, we can now distribute to medical institutions, clinics and patients in Canada, including distribution through Spectrum Therapeutics, our medical cannabis division.

Retail Store Strategy

The Cannabis Act provides provincial, territorial and municipal governments in Canada with the authority to prescribe regulations regarding retail and distribution of recreational cannabis. As such, the distribution model for recreational cannabis is prescribed by provincial and territorial regulations and differs in each jurisdiction. Some provinces have government-run retailers, while others have government-licensed retailers, and some have a combination of the two. All of our recreational sales are conducted according to the applicable provincial and territorial legislation and through applicable local agencies. We continue to monitor the developing legislation to identify opportunities for our brands.

As of May 29, 2020, we have 34 cannabis retail stores operating under the Tweed or Tokyo Smoke banner, of which 22 are corporate-owned stores and the balance are independently operated. Tweed has 16 corporate-owned locations selling cannabis across

Newfoundland and Labrador, Manitoba and Saskatchewan and has a branded e-commerce presence in Newfoundland and Labrador, Manitoba, Saskatchewan and Nunavut. Tokyo Smoke operates six corporate-owned retail cannabis stores and an e-commerce platform in Manitoba.  However, as a result of the COVID-19 pandemic, many retail cannabis stores across the country were temporarily closed (either voluntarily or by government order), including all of our corporate owned stores in Newfoundland and Labrador, Manitoba and Saskatchewan. As of May 29, 2020, many retail locations across Canada have begun to reopen with reduced hours and curb-side pickup services. Please refer to “Risk Factors” under Item 1A and “Part 1 – Business Overview—Update on COVID-19” under Item 7 of this Annual Report for further discussion.

Further, we have received licenses, rights to licenses or permits to apply for licenses to operate cannabis retail stores in four provinces:

•	Newfoundland and Labrador – licenses for up to 7 stores;
•	Manitoba – licenses for up to 12 stores;
•	Saskatchewan – licenses for up to 5 stores; and
•	Alberta – development permits for 17 cannabis retail store locations.

In Ontario, we have entered into multi-year licensing agreements to enable license holders to open an additional three new Tokyo Smoke-branded stores. We anticipate that all of these stores will be open by August 2020.  In addition, we are in the process of developing our Tweed farm gate store in Smiths Falls and have received our retail operator license from the Alcohol and Gaming Commission of Ontario. We are continuing to explore additional opportunities to expand the Tokyo Smoke and Tweed retail banners across the province. We are also pursuing cannabis retail licenses in British Columbia through the provincial retail licensing processes.

After a restricted lottery-based retail rollout, the government of Ontario announced on December 12, 2019 changes to the cannabis licensing regulations under the Cannabis License Act, 2018. The government of Ontario announced several changes to the licensing rules governing private cannabis retail stores in Ontario that will have an immediate positive impact on Ontario’s access to the regulated recreational market. We believe the province of Ontario can support upwards of 1,000 retail stores within the province, and we anticipate the retail store authorizations will focus on the greater Toronto area and southern Ontario, which has a significantly higher population density. Additionally, on February 10, 2020, the government of Ontario initiated public consultations on providing consumers with more choice and convenience on cannabis, including consumption venues.

European Medical Cannabis Market

Our primary strategy in the European medical cannabis market is to increase access to our medical cannabis products for medical customers in countries where it is federally permissible to do so, and to position ourselves as a trusted market leader in those countries.

Our Spectrum Therapeutics medical division is a global leader in medical cannabis. Spectrum Therapeutics produces and distributes a diverse portfolio of medical cannabis products to healthcare practitioners and medical customers in Canada, and in several other countries where it is federally permissible to do so. Through our global Spectrum Therapeutics brand, our strategy encompasses:

•

Providing a diverse portfolio of cannabis-based products for medical customers and best-in-class education and support programs to medical customers and healthcare practitioners. We are in the process of integrating Cannabinoid Compound Company (“C3”), which we acquired in April 2019.  C3 is Europe’s largest cannabinoid-based pharmaceuticals company and a leading manufacturer of dronabinol, a registered active pharmaceutical ingredient in four European countries. The addition of dronabinol has allowed us to expand our portfolio of medical cannabis offerings.

•

Strengthening the European supply chain. We recently completed the construction of the required infrastructure, and obtained the necessary regulatory approvals, to enable the cultivation and processing of cannabis in Denmark to complement our existing import model. Our acquisition of C3 also added two facilities that specialize in natural extraction and synthetic cannabinoid production to our European footprint.

Australian and South American Cannabis Markets

We are still working to develop markets in Australia and certain countries in South America by focusing on an asset-light model which emphasizes use of third-party licenses. Through our global Spectrum Therapeutics brand, our strategy encompasses:

•

Continuing the medical sales that began in Australia in May 2019 and supporting Australian patients through imports until our domestic facilities are fully operational. In Australia, we are driven by a strong focus on quality, evidence, safety and education.

•	Moving to an asset-light model in Colombia. In April 2020, we signed a supply deal for medical cannabis by pairing with Clever Leaves, a multinational cannabis company.

Commercialization Activities in the United States

The key elements of our U.S. commercialization strategy include:

•

In June 2019, we executed an arrangement agreement with Acreage (the “Acreage Arrangement Agreement”), a leading United States multi-state cannabis operator, that provides us the right and obligation, in accordance with the Acreage Arrangement, to acquire all of the issued and outstanding securities of Acreage upon the occurrence (or waiver) of changes in U.S. federal law to permit the general cultivation, distribution and possession of marijuana or to remove the regulation of such activities from the federal laws of the United States. The acquisition of Acreage, if completed, will provide a pathway into cannabis markets in the United States; however, Canopy Growth and Acreage will continue to operate as independent companies until completion of the Acreage Arrangement. See “—U.S. Regulatory Framework—The Acreage Arrangement.”

•

In December 2019, we launched a line of hemp-derived CBD oils and softgels under the First & Free brand in certain U.S. states where not prohibited under state law. We expect the scope of our U.S. CBD business to increase beginning in the first half of fiscal 2021, as we expand our distribution network, product formats (including topical creams, beverages and edibles) and brand portfolio. In April 2020, we launched our first line of topical products in certain U.S. states where not prohibited under state law.

•

Building recognition of our Tweed and Tokyo Smoke brands in advance of the potential future permissibility of cannabis in the United States. In connection with the Acreage Arrangement Agreement, Canopy Growth and Acreage executed a licensing agreement which provides Acreage with the ability to use Canopy Growth’s brands, along with other intellectual property, on a no-fee basis. In accordance with this licensing agreement, in December 2019, Acreage began selling certain Tweed-branded cannabis products at select dispensaries in Illinois, Maine, Massachusetts and Oregon. We, together with Acreage, plan on expanding the number of Tweed-branded product offerings into additional U.S. states in the second half of 2020. Any products sold by Acreage under the Tweed brand in the United States are cultivated and processed by Acreage at its facilities in the respective states in the United States where permissible under state laws.

Developing Intellectual Property and Innovative New Products

We have long believed that a significant opportunity exists to expand our total addressable market and create new consumer segments by developing innovative new recreational products that include cannabis and cannabinoids as ingredients. We have been continuously focused on conducting research and development of intellectual property related to:

•	Innovation and new product development, including the Cannabis 2.0 products that have been or will be rolled-out across Canada.
•

With the recent acquisitions of BioSteel and This Works, we have added platforms that can be leveraged for infusing CBD in sports nutrition and hydration beverages, and in beauty, wellness and sleep products in states where not prohibited under state law. In the fourth quarter of fiscal 2020, BioSteel launched a range of CBD-infused sports nutrition beverages in certain U.S. states, with products available at approximately 500 Vitamin Shoppe retail locations. This Works is developing a new line of skincare and sleep solutions infused with CBD, which were launched in early 2020.

•

Creating evidence-based, protectable medical product formulations and driving these products through robust clinical studies towards the creation of new cannabis-based medicines. Our pre-clinical and clinical research includes elements of product design and ingredient selection, delivery systems, safety and efficacy testing. Human clinical trials are currently being planned or are ongoing in the areas of sleep, pain, mood, anxiety and spasticity and multiple sclerosis. Additionally, research programs are under development with our regional partners, and clinical trials are currently in the planning phase, ongoing or completed for companion animal anxiety, and pharmacokinetics dosage and safety.

Our intellectual property portfolio has increased to over 130 issued patents and over 290 patent applications as of May 29, 2020 (including 90 U.S. provisional patents) covering plant genetics, post-growth processing (e.g. extraction, isolation and purification), equipment, synthetic chemistry (e.g. new chemical entities and synthetic pathways), formulations, human and animal health, edibles, packaging and vape devices.

Our Products

Cannabis

We produce and sell various cannabis products, including dried cannabis flower, oils & concentrates and softgel capsules.  Our cannabis products are sold both in the direct-to-patient markets for medicinal use, as well as in the recreational market following the enactment of the Cannabis Act. Our cannabis products are sold under a variety of brand names described under “Brand Portfolio” below, and are intended to position us as a leader in both the medical and recreational markets.

Medical cannabis has been available for sale in Canada since 2001, and we initially operated in the medical cannabis business.  As a result of the legalization of recreational cannabis products in 2019, we subsequently expanded into manufacturing and selling adult use products.

Our cannabis products include:

•	Dried Flower: we pride ourselves on growing high quality cannabis, which is packaged for sale as dried flower and pre-rolled joints. We sell dried flower in both the medical and recreational markets.
•

Oils & Concentrates:  using high-quality inputs, we produce cannabis extracts using state-of-the-art supercritical fluid CO2 extraction technologies to create cannabis oil products with different ratios of THC and CBD in order to meet the unique medical needs of our customers.

•

Softgel Capsules:  these capsules offer a convenient, precise and discrete dosing solution for those interested in consuming their cannabis in pill form, and are available in a variety of concentrates, from micro to full doses.

Cannabis 2.0 Products

The legalization and regulation of Cannabis 2.0 products in Canada was announced by the federal government on October 17, 2019 pursuant to certain amendments to the regulations under the Cannabis Act. We began shipping certain of our products in late December 2019, with the first wave of our cannabis-infused chocolates being available at retail locations in early January 2020. The first of our cannabis-infused beverage offerings were made available to consumers in March 2020. We introduced our vape pen power sources to customers in January 2020, with product availability varying based on provincial regulations. Additional vape products, including vape cartridges, were launched in March 2020 in participating provinces. Additional Cannabis 2.0 products have been subsequently introduced into the Canadian recreational cannabis market, and new products will continue to be rolled-out in the coming months. Our Cannabis 2.0 product offerings include:

•

Cannabis-infused beverages, which are being produced in our licensed 150,000 square foot beverage facility in Smiths Falls. Through our extensive research and development efforts, we have developed a proprietary process that distills whole flower cannabis into a clear liquid that we refer to as “Distilled Cannabis,” which is used as an active ingredient in our THC and CBD infused beverages. Our beverage portfolio is planned to include 10 ready-to-drink products, pre-mixed with Distilled Cannabis, and three Distilled Cannabis beverage mixer products that can be combined with non-alcoholic beverages. We plan to offer our beverages in a variety of flavors and sizes under the Tweed, Quatreau, Houseplant and Deep Space brands. We believe that cannabis-infused beverages that offer sophisticated taste and dose control with a rapid onset and shorter duration can be tailored to meet specific outcomes across a variety of consumption occasions, while avoiding such things as weight gain, “hangover” effects and interactions with traditional pharmaceutical medications. While our products will contain THC, CBD or a combination of the two, up to the limit of 10 milligrams of THC per package, in accordance with the regulations under the Cannabis Act, we believe a standard serving of two milligrams of THC is ideal for consumers and allows for more control for the user, and therefore most of our cannabis-infused beverages will be available at this potency.

•

Cannabis-infused craft chocolates, which are being produced in the same factory in Smiths Falls where Hershey Canada made chocolates for over 50 years. We have worked with award-winning chocolate maker, Hummingbird Chocolate, to build and refine our chocolate manufacturing process and are selling three distinct products under the Tweed, Tokyo Smoke and Bean & Bud brands. We have taken a “bean-to-bar” approach to our chocolates, sourcing our beans from Peru, the Dominican Republic and Colombia, and then roasting them onsite in Smiths Falls to achieve optimal flavor. Similar to our beverages, our chocolates contain specific amounts of specifically formulated cannabis up to a limit of 10 milligrams of THC per package.

•

Cannabis vapes, including a range of proprietary hardware designed to bring reliable technology to the vaping category. We are offering rechargeable and compact batteries under the JUJU Power brand, designed for compatibility with our 510-threaded cannabis concentrate vape cartridges. Our “510” vape concentrate cartridges will be available in a variety of Tweed, Van der Pop and Twd. strains, and with a range of THC and CBD levels. Our JUJU Joints line includes ready-to-go vape pens containing Tweed cannabis concentrate and terpenes, and feature several convenient safety capabilities. Finally, we are offering Tokyo Smoke Luma rechargeable batteries and vape pods using our precise ceramic heating technology. Some of our devices will feature Bluetooth connectivity, allowing users to lock, locate and set specific temperatures from their Android smartphones.

Recent reports on vape safety in North America underscore the importance of Canadian federal regulation for vape pen devices. We are committed to a high standard for cannabis extracts without the use of polyethylene glycol, vegetable glycerin or vitamin E acetate. Our vape cartridges use surgical-grade steel and specialized glass to ensure the reduction of heavy metal poisoning and contaminants leaching into the extract. Our vape products are produced using UL 8139 Certified Safe Manufacturing standards, meaning that each component of our hardware has been certified by UL (Underwriters Laboratories), or undergoing the review process with certification expected in advance of product on-sale dates. UL is a world leader in product safety testing and certification, and developed industry standard UL 8139 to help manufacturers address lithium battery hazards for vaping devices. UL 8139 evaluates the safety of the electrical, heating, battery and charging systems of these products. Further, our vapes are tamper-resistant, serialized, traceable and adhere to Health Canada’s regulations. We are continually reviewing and testing all inputs to ensure the highest quality and reliability of cannabinoids, terpenes, tamper-resistance and product serialization features.

Hemp-Derived CBD Isolate Products

Our branded, hemp-derived CBD isolate products that have been brought to market in certain U.S. states where not prohibited under state law include: (i) our First & Free line of hemp-derived CBD isolate products, including oils and softgels, which we launched in December 2019, and topical creams, which we launched in April 2020; (ii) BioSteel’s line of “CBD for Sport” nutrition beverages, which we launched in early March 2020 through a partnership with the Vitamin Shoppe and which will bring our products to approximately 500 retail locations; and (iii) This Works’ range of clinically-proven and 98% natural skincare boosters expertly blended with 1% pure hemp-derived CBD isolate, which we launched in the United Kingdom in April 2020 on This Works’ e-commerce platform and with third-party online retailers, including Amazon. Customers in Ireland, Germany and the United States are also able to purchase this line of products on This Works’ e-commerce platform.

Developed as a result of our investments in technology and testing, First & Free’s products were created by extracting and isolating derivatives from the hemp plant to produce consistent CBD formulations that are packaged in easy-to-use formats. BioSteel’s CBD for Sport product line was developed in close partnership with Canopy Growth, with the two companies collaborating to build a line of CBD isolate-infused sports nutrition products backed by scientific advancements in cannabinoid research and development. All CBD for Sport products are manufactured in the United States, contain 99% pure CBD isolate and less than 0.3% THC. This Works’ CBD is extracted to a 100% pure isolate form and is tested at three stages throughout our product development process, which ensures the product is pure, legal and highly effective. We are committed to selling high quality, tested and reliable products, and ensuring we make no claims unless clinically validated. This means selling First & Free, BioSteel CBD for Sport and This Works products only in U.S. states where we believe such sales are permissible under state law in order to ensure compliance with state consumer protection mandates and following the most stringent state laws regarding the sale of CBD.

In order to build our brand awareness in hemp-derived CBD products, we have entered into strategic arrangements, including an arrangement with Martha Stewart in an advisory role to assist in developing a new line of CBD-based products in multiple categories including animal health and wellness.

Devices and Delivery Technology

In addition to the vape pens and cartridge products that we are rolling-out as part of our Cannabis 2.0 offerings, through Storz & Bickel we manufacture and sell medical cannabis delivery devices. Storz & Bickel has developed a factory that is certified internationally for the production of medical devices, and exports medically approved vaporizers and other similar devices to 50 markets around the world. In April 2020, Health Canada issued a medical device license for Storz & Bickel’s new “Volcano Medic 2,” an advanced vaporizer device for medical use. This license permits distribution of the Volcano Medic 2 to medical institutions, clinics and patients in Canada, including distribution through Spectrum Therapeutics in Australia and Germany.

Brand Portfolio

We pride ourselves in a diverse brand platform making it possible for us to effectively reach varying target demographics. Our brands include brands that we own, as well as certain brands that we license from others and call our “affiliated brands” for use in certain jurisdictions:

Core Brands	Beverage and Edible Brands	Affiliated Brands	Technology Brands	Retail Platforms
•Tweed •Tokyo Smoke •Van der Pop •Spectrum Therapeutics •First & Free •DOJA •TWD •This Works •BioSteel	•Quatreau(1) •Deep Space(1) •Bean & Bud Craft Cannabis Company	•Houseplant •More Life Growth Company •DNA Genetics •LBS	•Storz & Bickel •JUJU Technologies	•Tweed •Tokyo Smoke

(1) To be launched.

Core Brands

Tweed – Tweed is our flagship recreational brand, which carries some of our leading strains including Houndstooth, Bakerstreet and Penelope. It is the most prominent of our brands with the widest presence throughout Canada.

Tokyo Smoke – Tokyo Smoke is an award-winning cannabis brand delivering immersive, innovative experiences to consumers through cannabis products, accessories and retail stores.

Van der Pop – With a focus on education, empowerment and community building, Van der Pop is our female-focused cannabis brand. Van der Pop provides products and platforms for women to explore using cannabinoids for self-care in a way that is nuanced and respects stigma-free living.

Spectrum Therapeutics – Our international medical brand that serves as our physician and patient-facing identity across all federally permissible jurisdictions where we operate. “Spectrum” in the name refers to the trademarked color-coded cannabis strain classification system. Spectrum Therapeutics is positioned as a rational voice in the medical cannabis space, with a focus on high-quality research, healthcare professional education and quality products for medical customers with pain, mood and sleep conditions.

First & Free – Our therapeutic CBD-based brand designed for consumers that are proactive about their health and advocates of self-care. We believe in taking care of you first, so you can be free to be you. Only First & Free combines years of cannabinoid research and development and clinical expertise with purified, hemp-derived CBD technologies that currently include oils and softgels.

DOJA – DOJA is based in British Columbia's Okanagan Valley, where DOJA grows premium, hand-crafted flower. DOJA represents celebrating the freedom from convention and a respect for the West Coast community and land from which it came from.

TWD – TWD is our basic line of safe and affordable cannabis products from Tweed.

This Works – Founded in 2004, London, England-based This Works offers a range of high-quality natural skincare and sleep solution products with a customer base spanning 35 countries. Through their unique approach of formulating solutions that work in harmony with the 24-hour body clock, This Works has evolved its product lines beyond a traditional viewpoint to a more complete regiment.

BioSteel – BioSteel is a sports nutrition brand that was built on the mandate of providing a safe, healthy and effective line of nutritional products. Originally formulated for the best athletes in the world, BioSteel’s line of nutritional products have become adopted by the masses through authentic partnerships with our #TEAMBIOSTEEL athletes.

Beverage and Edibles Brands

Quatreau – Quatreau will be a line of deliciously refreshing cannabis-infused, naturally flavored sparkling water beverages available in CBD-only and THC/CBD balanced varieties. Quatreau believes in making daily situations a little simpler, enabling consumers to reset and recharge before tackling what’s next.

Deep Space – Deep Space will be a mysterious and full flavored cannabis-infused spiced cola beverage with a higher dose of THC than other offerings across our portfolio, with 10 milligrams of THC per serving offered in an easy-travel 222 milliliter mini can,

Bean & Bud Craft Cannabis Company – Bean & Bud is a line of premium, bean to bar cannabis-infused dark chocolate with five milligrams of THC per serving, handcrafted by the award-winning chocolate makers at Hummingbird Chocolates and made in small batches.

Affiliated Brands

Houseplant – Through our minority ownership in N49AROW Global Ventures ULC, Canopy Growth has partnered with Houseplant to scale quickly and support Houseplant’s long-term success. Houseplant is an elevated Canadian cannabis company founded by Seth Rogen and Evan Goldberg and launched in 2019, Houseplant is rooted in commitment, authenticity and education. Their love affair with cannabis has spanned a lifetime, and they believe it should be treated with the reverence it deserves.

More Life Growth Company – A wellness-based cannabis company and joint venture with entertainment star and founder Aubrey “Drake” Graham. In connection with the launch of the More Life brand, a previously wholly-owned subsidiary of Canopy Growth, issued shares to certain entities that are controlled by Drake. Following the issuance of the shares, Drake indirectly holds approximately a 60% ownership interest in More Life Growth Company ULC, with Canopy Growth retaining the remaining approximately 40% ownership.

DNA Genetics – Pursuant to a licensing agreement, Canopy Growth and DNA Holding, LLC entered into an agreement to provide Canopy Growth access to a wealth of unique, genetically-diverse cannabis strains that it then incorporated into its Canadian product lines. The licensing agreement was amended in order to extend the term until 2024 and expanded the geographic scope beyond Canada and Jamaica in order to include Europe. Working with DNA Genetics, Canopy Growth breeds new strains for customers that are simply not available anywhere else in the world, bringing the best of existing DNA Genetics to Canopy Growth customers, bred and grown to DNA standards.

LBS – Pursuant to a licensing agreement, Canopy Growth and LBC Holdings, Inc. entered into an agreement to provide Canopy Growth with the right to use the brand name LBS in connection with various cannabis offerings in Canada. LBS is a premier cannabis brand by entertainment icon Snoop Dogg available in the United States and licensed by Canopy Growth in Canada.

Technology Brands

Storz & Bickel – Based in Tuttlingen, Germany, Storz & Bickel are designers and manufacturers of medically approved vaporizers, most notably the Volcano Medic and the Mighty Medic. Storz & Bickel is widely recognized as a global leader in vaporizer design and manufacturing.

JUJU Technologies – JUJU seeks to be at the cutting edge of cannabis technology. Available in a variety of products ranging from premium, ready-to-go vape pens (under our JUJU Joints line), to cutting-edge cannabis vape battery systems (under our JUJU Power line), to an advanced app that enables control over a user’s vape experience. JUJU believes in sharing positive energy and vibes with the world.

Our Operations

Canadian Operations

We have built, and now operate, a Canada-wide supply chain including a balanced portfolio of licensed indoor and greenhouse cultivation facilities, and outdoor cannabis and hemp growing operations. We believe that our production capability is sufficient to meet the diverse needs of our recreational and medical cannabis consumers in Canada, from cost-effective, high-yield input material for our oils, softgels, Cannabis 2.0, and CBD products to sophisticated finished product and dried cannabis flower.

We have also invested in large-scale cannabinoid extraction capability to process our outdoor hemp and cannabis output and other raw materials from our indoor and greenhouse cultivation facilities, in support of our innovation. This includes a licensed cannabis and hemp biomass processing and extraction facility in close proximity to our large-scale outdoor hemp and cannabis growing operations in Saskatchewan, and a licensed extraction facility in Smiths Falls.

Our licensed infrastructure in Canada also includes advanced manufacturing for products such as vape pens and cartridges, softgel encapsulation, a 150,000 square foot beverage production facility, and a bean-to-bar chocolate manufacturing facility. In addition, we have secured additional cannabis production capacity through offtake agreements with other licensed producers.

Direct-to-Patient. Under the Cannabis Act, license holders are only able to distribute medical cannabis through the mail to registered customers. Through the Spectrum Therapeutics website, customers who have successfully registered with Tweed in accordance with the Cannabis Act are able to purchase products online and have them shipped directly to the address indicated on their registration document. We have also developed an income-tested Compassionate Pricing Program whereby eligible low-income patients may obtain a 20% discount off regular prices of medical cannabis.

A key focus has been to develop a multifaceted approach to reach doctors through direct and indirect outreach. We have established a presence at certain major physician focused conferences, and an exclusive presence at certain accredited physician education events. We have established a medical advisory board with several key opinion leaders, which acts as a valuable resource for the medical outreach team who will interface directly with physicians at a rate of approximately 28,000 office calls throughout Canada annually.

In our effort to promote brand recognition without advertising our products directly to the public, we continue to hold community events (to the extent allowable within the regulatory environment), in order to build relationships and visibility for our brands.

Recreational. In October 2018, Canada became the first G7 country and the second country in the world to legalize cannabis sales for recreational adult-use at a federal level.  The classes of cannabis which could be sold in the Canadian recreational and medical cannabis markets as of that date included cannabis plants, seeds, dried flower and ingestible cannabis oil (including softgels).  In October 2019, the classes of products which could be sold across the country was expanded to include cannabis edibles (products which can be eaten or drunk), topicals and extracts for vaporizing.  Some provinces, such as Quebec, have opted to impose more stringent restrictions which had the effect of banning the sale of certain types of products in that jurisdiction (i.e. the sale of cannabis infused chocolate in Quebec is prohibited).  In addition, some provinces such as the provinces of Quebec and Newfoundland have suspended the sale of cannabis extracts for vaporizing on an interim basis while data relating to product safety and public health is under review.

We are currently selling cannabis seeds, dried flower (including pre-rolled format), cannabis extract (for ingesting and inhalation), as well as cannabis edibles under various brands. In terms of cannabis for vaping, we have opted to sell extract cartridges as well as batteries under its brand names.

As our supply chain grows, and as a result of the effectiveness of Further Regulations (as defined herein), which permitted the sale of cannabis extracts, edibles and topicals in December 2019, we intend to increase penetration within existing markets in Canada. The rate of our expansion of distribution remains subject to factors that are beyond our control, including evolving regulations, the development of sufficient supply chain and manufacturing infrastructure and development of distribution and retail channels across Canada.

Canadian Cannabis Production – Partner Capacity Offtake

We have established several programs designed to help sector partners, both license applicants and license holders, establish and/or grow their licensed operations and achieve greater success faster. Through these programs, additional cannabis production capacity is expected to be secured for sale to customers.

•

Tweed curated CraftGrow line – Created to introduce high quality cannabis grown by a diverse set of producers to customers. CraftGrow partners all have different growing styles and approaches to cannabis. Cannabis grown by AB Laboratories Inc. and James E. Wagner Cultivation Ltd. is available on Spectrum Therapeutic’s on-line medical store.

•

Agripharm – 40% owned by Canopy Growth under a collaborative agreement with Green House Seeds and Organa Brands. Pursuant to the agreement, we have the right to purchase all the cannabis products produced by Agripharm, subject to the right of Agripharm to sell up to 25% of its products directly in its own physical retail locations.

•

PharmHouse – In May 2019, we signed an offtake agreement with PharmHouse, a 49%-owned joint venture of Canopy Rivers, which owns a 1.3 million square foot greenhouse growing facility. Under the terms of the agreement, subject to receipt of a cultivation license, PharmHouse has agreed to allocate cannabis flower from an additional 20% of the flowering space available at its Leamington, Ontario facility over the next three years, bringing the total flowering space committed to Canopy Growth to 30%.

Global Operations

In recent years, the actions of governments around the world have signaled a significant change in attitudes towards cannabis, have either formally legalized medical cannabis access or established government efforts to explore the legalization of medical cannabis access. Therefore, opportunities continue to exist for Canopy Growth to operate in jurisdictions where governments have established, or are actively moving towards, a legal framework.

Europe

Our investment in our European infrastructure is complete. We have recently commenced commercial-scale cultivation and processing at our facility in Denmark and we expect to begin shipping the cannabis harvested and processed by the Danish facility to European markets in early fiscal 2021. Through C3, we also operate two manufacturing facilities specializing in natural extraction and synthetic cannabinoid production. Our infrastructure is expected to supply the growing demand for our medical cannabis products across the continent, where permissible, and support our objective of offering a greater range of medically validated cannabinoid products and therapies to healthcare professionals and patients.

United States

We will only conduct business activities related to growing or processing cannabis in jurisdictions when it is federally permissible to do so. Canopy Growth is not considered a U.S. Marijuana Issuer (as defined in the Canadian Securities Administrators Staff Notice 51-352 – Issuers with U.S. Marijuana-Related Activities (the “Staff Notice”)) nor do we have material ancillary involvement in the U.S. cannabis industry in accordance with the Staff Notice. While we have several arrangements with U.S.-based companies that may themselves participate in the U.S. cannabis market, these relationships do not violate the federal laws of the United States respecting cannabis and in no manner involve Canopy Growth in any activities in the United States respecting cannabis. Where a non-controlled affiliate has expressed an intent to enter the U.S. cannabis market, we have taken steps to insulate ourselves from all economic and voting interests until such time as there are changes to the federal laws of the United States related to cannabis related activities. See “—U.S. Regulatory Framework—The Acreage Arrangement” and “Other United States Holdings” for further discussion.

Immediately following passage of the 2018 Farm Bill, we began investing in our footprint across the United States.  New York State granted a hemp license to Canopy Growth in January 2019, which allowed us to establish operations in the state, which included the purchase of a 308,000 square foot facility in Kirkwood, New York. Due to an abundance of hemp produced in the 2019 growing season, in April 2020, we announced the closure of our Waterpoint Hemp Farm in Springfield, New York, which represented over 1,000 acres of former dairy farmland, and which we bought in early 2019.

We also own an industrial-scale facility in Batavia, Illinois that has been registered with the FDA and licensed by the state of Illinois for hemp processing. Our facility in Batavia, together with third-party contract manufacturers, is critical in processing the extract required to supply and sustain the broad portfolio of hemp-derived CBD products that we introduced to the U.S. market in December 2019 through the brand - First & Free. First & Free is a state-of-the art CBD Isolate product that comes in a variety of formats, including: soft gels capsules, oils drops and new line of CBD creams derived from 100% U.S.-grown hemp.  Each 1.76 oz. tube contains 2500 mg of CBD, making First & Free the highest strength hemp-derived CBD topical cream on the U.S. market.

United Kingdom

In May 2019, we acquired This Works, an England-based company offering a range of natural skincare and sleep solution products.  In addition, in October 2019, Spectrum Therapeutics received the necessary government licenses to store and distribute medical cannabis products in the United Kingdom, reducing prescription delivery times and allowing the importation of medical cannabis from our European and global networks. Also in October 2019, we completed the acquisition of the outstanding, unowned interest in Beckley Canopy Therapeutics (“BCT”), including the joint commercial venture Spectrum Biomedical UK Limited (“Spectrum UK”). BCT will be integrated into the broader Spectrum Therapeutics organization to continue our clinical research being pursued in the area of cannabis-based medicines.

Latin America

As the regulatory landscape in Latin America and the Caribbean continues to evolve, our strategy for the region remains focused on advancing a position of industry leadership while evolving the business model to achieve near term commercial objectives.

In Colombia, we recently announced the end of operations at our Neiva, Colombia cultivation site. We also announced a supply agreement to purchase third party produced extracts which, combined with our ongoing agreement with Procaps for formulation and extraction, represents the ongoing and successful implementation of an asset-light model for the Latin American region

In Brazil and Peru, initial commercialization activities continue in the lead up to product availability and sales. This includes the necessary actions to support product registration and distribution agreements. Finally, we continue to actively monitor legislative and regulatory advancements in Mexico, however due to COVID-19, the timeline for regulated access has been extended.

Asia/Pacific

Early in fiscal 2018, we launched our Australian operations and Spectrum Therapeutics began selling medical cannabis to doctors prescribing its products. On March 25, 2020, Canopy Growth Australia received its ODC Licenses for Manufacturing and Cultivation. Construction of a Victoria-based greenhouse and processing facility is currently underway, with completion expected in late September 2020. This will enable domestic cultivation and production of medical cannabis for customers while serving as a planned distribution hub for other jurisdictions in Asia/Pacific. Spectrum Therapeutics will continue supporting Australian medical customers through imports until the facility is operational. The Victoria-based facility will also operate as our Asia/Pacific research and development center, supporting the ongoing research collaboration between Canopy Growth and the Victoria state government on furthering innovations in medical cannabis.

Government Contracts

In Canada, we sell cannabis and cannabis products to cannabis control authorities in all of the provinces and territories in Canada (other than Saskatchewan), where each such cannabis control authority is the sole wholesale distributor and in certain provinces, the sole retailer, of cannabis and cannabis products in the relevant province. We sell these products to the various cannabis control authorities under supply agreements that are subject to terms that allow for renegotiation of sale prices and termination at the election of the applicable cannabis control authority. In particular, the cannabis control authorities may in the future choose to stop purchasing our products, may change the prices at which they purchase our products, may return our products to us and, in certain circumstances, may cancel purchase orders at any time including after products have been shipped. For the year ended March 31, 2020, we had approximately CDN$141.7 million in sales to cannabis control authorities and no single one accounted for at least 10% of our net consolidated revenue.

Research and Development Activities and Intellectual Property

Intellectual Property

In addition to our medical and recreational brands as detailed above, the proprietary nature of, and protection for, our products, technologies and processes are a key aspect to our business. We rely on a combination of patents (utility and design), trademarks, copyrights and know-how to establish and protect our intellectual property. Our intellectual property portfolio has increased to over 130 issued patents and over 290 patent applications as of May 29, 2020 (including 90 U.S. provisional patents) covering plant genetics, post-growth processing (e.g. extraction, isolation and purification), equipment, synthetic chemistry (e.g. new chemical entities and synthetic pathways), formulations, human and animal health, edibles, packaging and vape devices. We have established and will continue to build proprietary positions in all key aspects of our business. We invest heavily in our intellectual property and consider it to be one of the pillars of our value. The duration of the protection afforded by our registered intellectual property varies by the nature of the registration, but we manage renewals and notices on an on-going basis to ensure that our intellectual property is protected to the full extent possible under applicable law.

We have long believed that a significant opportunity exists to expand our total addressable market and create new consumer segments by developing innovative new recreational products that include cannabis and cannabinoids as ingredients. We have been continuously focused on conducting research and development of intellectual property related to:

•	Innovation and new product development, including the Cannabis 2.0 products that have been or will be rolled-out across Canada.
•

With the recent acquisitions of BioSteel and This Works, we have added platforms that can be leveraged for infusing CBD in sports nutrition and hydration beverages, and in beauty, wellness and sleep products in states where not prohibited under state law. In the fourth quarter of fiscal 2020, BioSteel launched a range of CBD-infused sports nutrition beverages in certain U.S. states, with products available at approximately 500 Vitamin Shoppe retail locations. This Works has also developed a new line of skincare and sleep solutions infused with CBD, which were launched in early 2020.

•

Creating evidence-based, protectable medical product formulations and driving these products through robust clinical studies towards the creation of new cannabis-based medicines. Our pre-clinical and clinical research includes elements of product design and ingredient selection, delivery systems, safety and efficacy testing. Human clinical trials are currently being planned or are ongoing in the areas of sleep, pain, mood, anxiety and spasticity and multiple sclerosis. Additionally, research programs are under development with our regional partners, and clinical trials are currently in the planning phase, ongoing or completed for companion animal anxiety, and pharmacokinetics dosage and safety.

Clinical Trials

We conduct clinical research across several of our product segments in order to further develop and enhance our technical capacity and expertise.

Under the Spectrum Therapeutics brand, we have established a medical division that acts as a cannabis research incubator, focusing on developing and researching cannabis drug formulations and dose delivery systems. This division acts as our pre-clinical and clinical research arm, which includes elements of product design and ingredient selection, formulation and safety and efficacy testing for the support and development of standardized cannabis drug formulations and dose delivery systems across a range of products. Spectrum Therapeutics is focused on furthering the science of cannabinoids, building upon our robust portfolio of intellectual property and providing evidence by way of clinical trials on what conditions medical cannabis can treat. One ongoing study aims to evaluate the use of one of our CBD-only formulations for reducing anxiety associated with test taking and performance in partnership with Dr. Jessica Irons at James Madison University.

Spectrum Therapeutics is also exploring areas such as neurodegenerative disorders by partnering with NEEKA Health Canada and the NHL Alumni Association to examine the efficacy of CBD-based therapies as part of a mitigation of persistent post-concussion symptoms.  Recently acquired C3 is also progressing a clinical trial for the use of dronabinol to treat spasticity due to multiple sclerosis. This study continues to progress with the aim of supporting registration of dronabinol within Germany.

Additionally, Spectrum Therapeutics is supporting four third-party investigator-initiated trials of cannabinoid-based therapies, totaling over 300 patients.  More than 1,800 patients are also participating in the EQUAL program (Evaluation of Quality of Life) that aims to investigate the quality of life of patients before and after treatment with medical cannabis. In addition, Spectrum Therapeutics is supporting two real world evidence studies with a combined total target enrollment of 3,500 patients.

Pharmacovigilance

In the interest of patient safety and good pharmacovigilance practices, we have implemented a unique global pharmacovigilance program to capture, document and evaluate adverse events reported from the worldwide use of our medical cannabis products and our Canadian recreational cannabis brands, including Tweed, DNA Genetics and our CBD product line.

Pharmacovigilance, also known as drug safety, is the science and activities relating to the detection, assessment, understanding and prevention of adverse effects or any other drug-related problems.

The global pharmacovigilance program ensures that all employees are trained on how to identify and report adverse events. Data collected from various sources (including, but not limited to, spontaneous reporting, clinical trials, literature and health authorities databases) is processed and analyzed in a centralized global safety database by our pharmacovigilance team, in compliance with global and local regulatory requirements.

Collected data is then used to perform signal detection activities (routinely, monthly and quarterly) and prepare periodic aggregate safety reports to evaluate the benefit-risk profile of our products.

Canopy Rivers Business Segment

Our Canopy Rivers business segment comprises our ownership interest in Canopy Rivers Inc., which is a publicly traded company in Canada.

Canopy Rivers is a venture capital firm specializing in cannabis. Canopy Rivers’ business strategy is to create shareholder value through the continued deployment of strategic capital throughout the global cannabis sector. Canopy Rivers identifies counterparties seeking financial and/or operating support and aims to provide investor returns through dividends, interest, rent, royalties and capital appreciation. Canopy Growth owns 36,468,318 Multiple Voting Shares of Canopy Rivers, representing 100% of the issued and outstanding Multiple Voting Shares. Canopy Growth also owns 15,223,938 Subordinated Voting Shares of Canopy Rivers, representing 9.78% of the issued and outstanding Subordinated Voting Shares. The Subordinated Voting Shares are listed for trading on the TSX and each Subordinated Voting Share entitles the holder thereof to one vote per Subordinated Voting Share, whereas each Multiple Voting Share entitles the holder thereof to 20 votes per Multiple Voting Share on all matters upon which shareholders are entitled to vote. In the aggregate, Canopy Growth owns approximately 26.9% of the issued and outstanding shares in the capital of Canopy Rivers and approximately 84.1% of the voting rights attached to the outstanding shares of Canopy Rivers as of May 29, 2020.

Canopy Rivers has engaged in transactions with companies licensed under the Canadian national regulatory framework for cannabis cultivation, processing and sale (currently, the Cannabis Act for recreational and medical cannabis and, prior to October 17, 2018, the ACMPR (as defined below) for medical cannabis), license applicants under the Cannabis Act and ACMPR, retail distribution license holders in various provinces across Canada and ancillary businesses related to the cannabis industry. To date, Canopy Rivers has made investments through a variety of financial structures in twenty companies, including seven with international operations.

As of March 31, 2020, Canopy Rivers had direct or indirect investments in 20 entities, with CDN$214.7 million invested.

Canopy Rivers Investment Policy

While the nature and timing of Canopy Rivers’ investments will depend, in part, on available capital at any particular time and the investment opportunities identified and available to Canopy Rivers, the principal investment objectives of Canopy Rivers include: (i) identification of early stage investment opportunities with attractive economics relative to the risks; (ii) identification of high-return investment opportunities by investing in strategic, high-performing counterparties; (iii) investment in counterparties in various segments of the cannabis industry value chain that will integrate well into Canopy Rivers’ existing investee ecosystem, so that the counterparty, the existing investee ecosystem, and shareholders can benefit and maximize the potential of this ecosystem; (iv) preservation of capital and limiting the downside risk of its capital; (v) achievement of a reasonable and sustainable rate of capital appreciation; (vi) achievement of a reasonable and sustainable rate of cash flow generation; (vii) mitigation of the risks associated with investments to the extent possible; and (viii) seeking of liquidity in its investments where warranted.

In pursuing its investment strategy and in realizing the investment objectives outlined above, Canopy Rivers carefully reviews a number of factors relating to investment candidates, including but not limited to the following: (i) quality of the management team’s background and experience; (ii) alignment of interests with management through equity ownership; (iii) stage of the potential investee’s life cycle and extent of operating history; (iv) business and geography of the potential investee, including any unique and/or differentiated element; (v) regulatory and legal environment in which the potential investee operates in order to ensure compliance with applicable laws, regulations and stock exchange requirements as well as long-term growth opportunities; (vi) form of investment structure, including equity, debt, royalty, joint venture and/or profit-sharing agreements with a view to providing shareholders with stability and predictable cash flows with equity-linked upside; (vii) ability for ongoing engagement with the potential investee; and (viii) extent of potential return on investment.

Government Regulation

Canadian Regulatory Framework

On October 17, 2018, the Cannabis Regulations under the Cannabis Act came into force, and set out the following classes of licenses that authorized activities in relation to cannabis:

•	a license for cultivation;
•	a license for processing;
•	a license for analytical testing;
•	a license for sale for medical purposes;
•	a license for research; and
•	a cannabis drug license.

Prior to October 17, 2018, cannabis was governed by the Controlled Drug and Substances Act (Canada) (“CDSA”). Under the CDSA, the Access to Cannabis for Medical Purposes Regulations (“ACMPR”) set out a framework to provide individuals with access to cannabis for medical purposes and was the governing legislation in respect of the production, sale and distribution of medical cannabis and related oil extracts in Canada. Although the ACMPR were repealed, the regulatory framework applicable to cannabis for medical purposes was substantially reproduced within the Cannabis Act with minimal changes.

Pursuant to the transitional provisions outlined in the Cannabis Act, we transitioned all licenses held under the ACMPR regulatory framework to the new Cannabis Act; therefore all licenses remain active due to the regulatory change that occurred on October 17, 2018.

As such, all licenses held by our licensed subsidiaries for the production of fresh or dried cannabis or cannabis plants or seeds now hold a license for cultivation. All licensed subsidiaries that held a license authorizing the production of cannabis oil or cannabis resin, now hold a license for processing. The license for 2605837 Ontario Inc. has conditions that do not permit all activities permitted for a license for processing meaning it is unable to sell cannabis oil that is a cannabis product. All licensed subsidiaries that held a license authorizing the sale of cannabis products to a registered client, now hold a license for sale for medical purposes. Tweed formerly held a dealer’s license under the Narcotics Control Regulations; however, this license was transitioned to a cannabis drug license and a license for analytical testing under the Cannabis Act.

At the end of each term of their respective licenses, a license holder must submit an application for renewal to Health Canada containing information prescribed by the Cannabis Act.

The Cannabis Act legalized recreational cannabis use nationwide in Canada. It creates a legal framework for controlling the production, distribution, sale and possession of cannabis across Canada for both medical and recreational purposes. Subject to provincial or territorial restrictions, adults who are 18 years of age or older are legally able to:

•	possess up to 30 grams of legal cannabis, dried or equivalent in non-dried form in public;
•	share up to 30 grams of legal cannabis with other adults;
•	buy dried or fresh cannabis and cannabis oil from a provincially-licensed retailer;
•	grow, from licensed seed or seedlings, up to four cannabis plants per residence for personal use; and
•	make cannabis products, such as food and drinks, at home as long as organic solvents are not used to create concentrated products.

Further, the current regime for medical cannabis will continue to allow access to cannabis to people who have the authorization of their healthcare provider.

Under the Cannabis Act, license holders are only able to distribute medical cannabis through the mail to registered customers.  The Cannabis Act also provides provincial and municipal governments with the authority to prescribe regulations regarding retail and distribution of recreational cannabis, as well as the ability to alter some of the existing baseline requirements, such as increasing the minimum age for purchase and consumption. As the distribution and sale of cannabis for recreational purposes is regulated under the individual authority of each provincial and territorial government, regulatory regimes vary from jurisdiction to jurisdiction. In each of the provinces and territories, except for Saskatchewan, a provincial distributor is responsible for purchasing cannabis from producers and selling products to its regulated retail distribution channels.

In addition, in each province and territory, other than Saskatchewan and Manitoba, the provincial distributor is solely responsible for online sales. However, as a result of the COVID-19 pandemic, many retail cannabis stores across the country were temporarily closed (either voluntarily or by government order), including all of our corporate owned stores in Newfoundland and Labrador, Manitoba and Saskatchewan. As of May 29, 2020, retail locations across the country have begun to reopen offering reduced hours as well as curbside pick-up and delivery services. Please refer to “Risk Factors” under Item 1A and “Part 1 – Business Overview—Update on COVID-19” under Item 7 of this Annual Report for further discussion.

With respect to retail sales of cannabis, other than online sales, the provincial and territorial regulations in Prince Edward Island, Nova Scotia, Quebec and the Northwest Territories allow only for government-run cannabis stores, while the provincial and territorial regulations in Ontario, Manitoba, Saskatchewan, Alberta and Yukon leave the retail sale of cannabis, other than online sales, to the private sector. In Newfoundland, British Columbia and Nunavut, provincial and territorial regulations allow for a hybrid model in which both public and private stores can operate. In New Brunswick, the provincial regulations currently allow only for government-run cannabis stores, however, the provincial government issued a request for proposals for a single, private operator to “undertake the operation, distribution and sales of recreational cannabis in New Brunswick.” We have submitted a response to the request for proposal, which the province has announced will be evaluated based on a number of criteria, including experience in the sale of recreational cannabis, financial capacity, a viable plan to combat the illegal market, price competitiveness and product diversity, and a strong financial offer for the sales rights of cannabis.

The Cannabis Act also includes several measures to help prevent youth from accessing cannabis, including both age restrictions and restrictions on the promotion of cannabis. Regulations under the Cannabis Act include the following labeling and branding requirements:

•	plain packaging, including a standardized cannabis symbol on every label;
•	mandatory health warning messages (including specifics regarding size, placement and appearance);
•	a limit of one brand element aside from the brand name;
•	no other image or graphic;
•	backgrounds need to be a single, uniform color;
•	use of fluorescent or metallic colors is prohibited;
•	labels and packaging cannot have any coating or embossing; and
•	no inserts can be included.

The Cannabis Act also discourages youth cannabis use by prohibiting products that are appealing to youth, packaging or labeling cannabis in a way that makes it appealing to youth, selling cannabis through self-service displays or vending machines, or promoting cannabis, except in narrow circumstances, where young people cannot see the promotion. The new legislation also helps protect public health by creating strict safety and quality regulations.

In connection with the new framework for regulating cannabis in Canada, the Canadian federal government has introduced new penalties under the Criminal Code (Canada), including penalties for the illegal sale of cannabis, possession of cannabis over the prescribed limit, production of cannabis beyond personal cultivation limits, taking cannabis across the Canadian border, giving or selling cannabis to a youth and involving a youth to commit a cannabis-related offense.

In the initial stage of the regulated recreational cannabis market, products available for sale were the same as those permitted in the medical cannabis market (dried flowers, oils and soft-gel and pre-rolled cannabis products). On October 17, 2019, the second phase of recreational cannabis products, specifically, ingestible cannabis, cannabis extracts, and cannabis topical products, was legalized pursuant to certain amendments to the regulations under the Cannabis Act and according to such amendments, these products would be permitted for sale no earlier than December 16, 2019. Ingestible cannabis, cannabis extracts, and cannabis topical products, which are now available for sale, are subject to additional regulatory requirements that include supplemental marketing and advertising rules, further restrictions on labelling and packaging, rules relating to ingredients of ingestible cannabis and cannabis extracts, limits on THC content, and added facility requirements.

U.S. Regulatory Framework

On February 8, 2018, the Canadian Securities Administrators revised their previously released the Staff Notice which provides specific disclosure expectations for issuers that currently have, or are in the process of developing, cannabis-related activities in the United States as permitted within a particular state’s regulatory framework. All issuers with U.S. cannabis-related activities are expected to clearly and prominently disclose certain prescribed information in prospectus filings and other required disclosure documents.

In addition, on October 16, 2017, the TSX provided clarity regarding the application of Sections 306 (Minimum Listing Requirements) and 325 (Management) and Part VII (Halting of Trading, Suspension and Delisting of Securities) of the TSX Company Manual (collectively, the “TSX Requirements”) to applicants and TSX-listed issuers with business activities in the cannabis sector. In TSX Staff Notice 2017-0009, the TSX notes that issuers with ongoing business activities that violate U.S. federal law regarding cannabis are not in compliance with the TSX Requirements. These business activities may include:

•	direct or indirect ownership of, or investment in, entities engaging in activities related to the cultivation, distribution or possession of cannabis in the United States,

•	commercial interests or arrangements with such entities,
•	providing services or products specifically targeted to such entities, or
•	commercial interests or arrangements with entities engaging in providing services or products to U.S. cannabis companies.

The TSX reminded issuers that, among other things, should the TSX find that a listed issuer is engaging in activities contrary to the TSX Requirements, the TSX has the discretion to initiate a delisting review.

Unlike in Canada, which has uniform federal legislation governing the cultivation, distribution, sale and possession of cannabis under the Cannabis Act, in the United States, cannabis is regulated at the both the federal and state levels. Notwithstanding the permissive regulatory environment of cannabis in some states, cannabis continues to be categorized as a Schedule I controlled substance under the Controlled Substances Act (“CSA”), making it illegal under federal law in the United States to cultivate, distribute, or possess cannabis. This means that while state law in certain U.S. states may take a permissive approach to medical and/or recreational use of cannabis, the CSA may still be enforced by U.S. federal law enforcement officials against citizens and businesses of those states for activity that is legal under state law.

As a result of the conflicting views between state legislatures and the U.S. federal government regarding cannabis, investments in cannabis businesses in the United States are subject to inconsistent legislation and regulation. The response to this inconsistency was first addressed in August 2013 when then Deputy Attorney General James Cole authored a memorandum (the “Cole Memorandum”), addressed to all U.S. district attorneys acknowledging that notwithstanding the designation of cannabis as a controlled substance at the federal level in the United States, several U.S. states have enacted laws relating to cannabis.

The Cole Memorandum outlined certain priorities for the Department of Justice relating to the prosecution of cannabis offenses. In particular, the Cole Memorandum noted that in jurisdictions that have enacted laws legalizing cannabis in some form and that have also implemented strong and effective regulatory and enforcement systems to control the cultivation, distribution, sale and possession of cannabis, conduct in compliance with those laws and regulations is less likely to be a priority at the federal level. Notably, however, the Department of Justice has never provided specific guidelines for what regulatory and enforcement systems it deems sufficient under the Cole Memorandum standard.

In light of limited investigative and prosecutorial resources, the Cole Memorandum concluded that the Department of Justice should be focused on addressing only the most significant threats related to cannabis. States where medical cannabis had been legalized were not characterized as a high priority. On January 4, 2018, then U.S. Attorney General Jeff Sessions issued a memorandum (the “Sessions Memorandum”) that rescinded the Cole Memorandum. The Sessions Memorandum rescinded previous nationwide guidance specific to the prosecutorial authority of U.S. attorneys relative to cannabis enforcement on the basis that they are unnecessary, given the well-established principles governing federal prosecution that are already in place. Those principles require federal prosecutors deciding which cases to prosecute to weigh all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of criminal prosecution and the cumulative impact of particular crimes on the community.

As a result of the Sessions Memorandum, federal prosecutors are now free to utilize their prosecutorial discretion to decide whether to prosecute cannabis activities despite the existence of state-level laws that may be inconsistent with federal prohibitions. No direction was given to federal prosecutors in the Sessions Memorandum as to the priority they should ascribe to such cannabis activities, and therefore it is uncertain how active federal prosecutors will be in relation to such activities. Due to the ambiguity of the Sessions Memorandum, there can be no assurance that the federal government will not seek to prosecute cases involving cannabis businesses that are otherwise compliant with state law. Please refer to “Risk Factors” under Item 1A of this Annual Report for further discussion.

On January 15, 2019, U.S. Attorney General nominee William P. Barr intimated a markedly different approach to cannabis regulation than his predecessor during his confirmation hearing before the Senate Judiciary Committee. Mr. Barr stated that his approach to cannabis regulation would be not to upset settled expectations that have arisen as a result of the Cole Memorandum, that it would be inappropriate to upset the current situation as there has been reliance on the Cole Memorandum and that he would not be targeting companies that have relied on the Cole Memorandum and are complying with state laws with respect to the distribution and production of cannabis. While he did not offer support for cannabis legalization, Mr. Barr did emphasize the need for the U.S. Congress to clarify federal laws to address the untenable current situation which has resulted in a backdoor nullification of federal law.

Additionally, under U.S. federal law it may, under certain circumstances, be a violation of federal money laundering statutes for financial institutions to accept any proceeds from cannabis sales or any other Schedule I controlled substances. Certain Canadian banks are similarly reluctant to transact business with U.S. cannabis companies, due to the uncertain legal and regulatory framework characterizing the industry at present. Banks and other financial institutions could be prosecuted and possibly convicted of money laundering for providing services to U.S. cannabis businesses. Under U.S. federal law, banks or other financial institutions that provide a cannabis business with a checking account, debit or credit card, small business loan or any other service could be found guilty of money laundering or conspiracy. Despite these laws, in February 2014, the Financial Crimes Enforcement

Network (“FCEN”) of the U.S. Treasury Department issued a memorandum (the “FCEN Memo”) providing instructions to banks seeking to provide services to cannabis-related businesses. The FCEN Memo states that in some circumstances, it is permissible for banks to provide services to cannabis-related businesses without risking prosecution for violation of federal money laundering laws. It refers to supplementary guidance that Deputy Attorney General Cole issued to federal prosecutors relating to the prosecution of money laundering offenses predicated on cannabis-related violations of the CSA. It is unclear at this time whether the current administration will follow the guidelines of the FCEN Memo.

While we have several arrangements with U.S.-based companies that may themselves participate in the United States cannabis market, these relationships do not violate the federal laws of the United States respecting cannabis and in no manner involve Canopy Growth in any activities in the United States respecting cannabis. As discussed below, certain entities in which we hold securities may operate in the United States cannabis industry, however, our investment in such entities has been structured such that we hold non-participating, non-voting securities that are only exercisable or exchangeable upon cannabis becoming legal or permissible in the United States under federal law. Further, we have developed specific plans related to establishing business operations in the United States in the event cannabis becomes federally permissible which are discussed below.

On December 20, 2018, the 2018 Farm Bill was signed into law in the United States. The 2018 Farm Bill, among other things, defines industrial hemp, removes industrial hemp and its cannabidiols, including CBD derived from industrial hemp but excluding THC, from the CSA and allows for industrial hemp production and sale in the United States. The FDA has retained authority over the addition of CBD to products that fall within the Food, Drug and Cosmetic Act (the “FDCA”). In late November 2019, the FDA released a consumer update, the purpose of which was to warn consumers about CBD products. Specifically, the FDA stated that (a), to date, it has approved only one CBD product (a prescription drug to treat two forms of epilepsy), (b) it has seen only limited data about CBD safety and the data it has seen points to risks that need to be considered before taking CBD for any reason, (c) some CBD products are being marketed with unproven medical claims and are of unknown quality and (d) it is currently illegal to market CBD by adding it to a food or labeling it as a dietary supplement. On the same day, the FDA issued warning letters to 15 companies for illegally selling CBD products in violation of the FDCA and indicated that it cannot conclude that CBD is “generally recognized as safe” among qualified experts for its use in human or animal food.

There can be no assurance that the FDA will approve CBD as an additive to products under the FDCA. Additionally, the 2018 Farm Bill does not legalize CBD derived from “marijuana” (as such term is defined in the CSA), which is and will remain a Schedule I controlled substance under the CSA. The FDA has expressed a willingness to take a flexible regulatory approach to foster the development of hemp-derived products such as CBD; however, the FDA has indicated that those actions will have to fit under the confines of current law and further legislation will likely be required. Multiple legislative reforms related to cannabis are currently being considered by the federal government in the United States. Examples include the Strengthening the Tenth Amendment Through Entrusting States Act, the Marijuana Opportunity, Reinvestment and Expungement Act and the Secure and Fair Enforcement Banking Act. There can be no assurance that any of these pieces of legislation will become law in the United States.

The passage of the 2018 Farm Bill has allowed us to advance our hemp interests in the United States. In New York State, Governor Andrew M. Cuomo’s leadership at the state level has led to the creation of the Hemp Research Pilot Program which was made possible by the passage of the 2018 Farm Bill, giving us the federal guidance we needed to make a significant investment in New York. On January 14, 2019, we were granted a hemp processing and production license by New York State in order to establish commercial hemp operations in the United States. The intention is for Canopy Growth to establish large-scale production capabilities focused on hemp extraction and product manufacturing within the hemp industrial park. Canopy Growth intends to invest between US$100 million and US$150 million in its New York operations. The vision is to build the infrastructure necessary to support hemp-derived cannabinoid extraction and related manufacturing together with providing an opportunity for participation by other business in the hemp industry.

Acquisition of ebbu, Inc.

Prior to the passage of the 2018 Farm Bill, on November 23, 2018, we acquired the assets of ebbu, Inc. (“ebbu”), a leader in hemp research and innovation. ebbu is a leader in hemp research and innovation, and the intellectual property and the research and development advancements achieved by ebbu’s team apply directly to our hemp and THC-rich cannabis genetic breeding program and its cannabis infused beverage capabilities. Additionally, ebbu’s intellectual property portfolio will contribute to the clinical formulations program executed by Spectrum Therapeutics. By applying ebbu’s intellectual property, we have the potential to vastly reduce the cost of CBD production.

The Acreage Arrangement

On June 27, 2019, Canopy Growth and Acreage implemented the Acreage Arrangement pursuant to the Acreage Arrangement Agreement, which grants Canopy Growth the right (the “Acreage Call Option”) and the requirement to acquire all of the issued and outstanding securities of Acreage contingent on the occurrence or waiver of the changes in U.S. federal law to permit the general cultivation, distribution and possession of marijuana or to remove the regulation of such activities from the federal laws of the United States (the “Triggering Event”). Pursuant to the Acreage Arrangement Agreement, upon the implementation of the Acreage Arrangement, shareholders of Acreage and certain other securityholders received an upfront payment of US$300 million. Following the occurrence (or waiver) of the Triggering Event and the satisfaction (or waiver) of the conditions to completion of the acquisition of Acreage, shareholders of Acreage will receive 0.5818 of a Canopy Growth common share for each Acreage share held at the effective time, subject to adjustment in certain circumstances in accordance with the terms of the Acreage Arrangement (the “Exchange Ratio”). The value of the consideration payable to Acreage shareholders may change up to closing of the acquisition, as the value is based on the Exchange Ratio. The acquisition of Acreage, if completed, will provide a pathway into cannabis markets in the United States; however, Canopy Growth and Acreage will continue to operate as independent companies until the acquisition of Acreage is completed.

In connection with the Acreage Arrangement, Canopy Growth and Acreage executed a licensing agreement which provides Acreage with the ability to use Canopy Growth’s brands, along with other intellectual property, on a no-fee basis. In accordance with this licensing agreement, in December 2019 Acreage began selling certain Tweed-branded cannabis products at select dispensaries in Illinois, Maine, Massachusetts and Oregon. Any products sold by Acreage under the Tweed brand in the United States are cultivated and processed by Acreage at its facilities in the respective states in the United States where permissible under state laws.

Other U.S. Holdings

While we do not engage in activities in the United States relating to cultivating and distributing cannabis so long as cannabis remains illegal under United States federal law, certain companies that we have invested in may operate in the United States cannabis industry, provided that the securities held by Canopy Growth are non-participating and non-voting securities that are only convertible, exercisable, or exchangeable for common shares upon cannabis becoming legal or permissible in the United States under federal law. For instance, TerrAscend and SLANG Worldwide Inc. (“SLANG”) have interests in cannabis-related business in the United States, we have undertaken steps to structure our security holdings in these entities to insulate Canopy Growth from engaging in any unlawful United States cannabis-related activities.

Canopy Growth holds conditionally exchangeable shares in the capital of TerrAscend. These shares are not entitled to voting rights, dividends or other rights upon dissolution of TerrAscend but are convertible into common shares of TerrAscend upon receipt of the approval of the stock exchanges upon which Canopy Growth’s securities are listed and following either changes in United States federal laws regarding the cultivation, distribution or possession of cannabis or changes in the policies of the stock exchanges upon which Canopy Growth’s securities are listed with respect to such activities. The exchangeable shares do not provide (and there are no related contractual rights that would otherwise provide) us with any right to dividends, entitlements upon dissolution of TerrAscend, cash flow or other current economic entitlements, voting rights or any form of control over the business, affairs, operation or financial condition of TerrAscend.

Additionally, Canopy Growth directly and indirectly (through its ownership interest in Canopy Rivers) holds conditionally exercisable warrants in the capital of TerrAscend (the “TerrAscend Warrants”). The TerrAscend Warrants are only exercisable following changes in United States federal laws regarding the cultivation, distribution or possession of cannabis or approval of the various securities exchanges upon which the securities of the holder of the TerrAscend Warrants are listed.

Similarly, Canopy Growth holds conditionally exercisable warrants in the capital of SLANG. Canopy Growth is not permitted to exercise the warrants without, among other things, receipt of the approval of the stock exchanges upon which Canopy Growth’s securities are listed and following the date that the growth, cultivation, production, sale, use and consumption of cannabis and cannabis-related products are permitted in the United States for any and all purposes (including medical, therapeutic and recreational) under all applicable federal laws of the United States, including the CSA.

We may also acquire rights, options or other securities in entities that are currently engaged in activities in the United States related to cultivating and distributing cannabis that are only exercisable, convertible, or exchangeable for common shares following the date that the federal laws in the United States in regards to cannabis are amended and/or, if applicable, the date that the stock exchange(s) upon which the common shares are listed permit the investment in an entity that is involved in the cultivation or distribution of marijuana in the United States, provided that we (i) do not provide funds to such entities, and (ii) are not entitled to voting rights, dividends, or other rights upon dissolution in connection with the holding of such rights, options, or other securities. We may also invest in or loan funds to subsidiaries of entities that are currently engaged in activities in the United States related to cultivating and distributing cannabis, provided that (i) such subsidiaries do not engage in activities in the United States related to cultivating and distributing cannabis, and (ii) the funds invested or loaned to such entity are only used for lawful purposes and not in connection with activities in the United States related to cultivating and distributing cannabis.

We monitor the activities of TerrAscend, SLANG and other entities in which we are invested for compliance with United States cannabis laws and would make similar arrangements, if necessary, to ensure our ongoing compliance with United States federal laws.

There is a risk that our interpretation of laws, regulations and guidelines, including, but not limited to, the Cannabis Act, the associated regulations, various United States state regulations and applicable stock exchange rules and regulations may differ from those of others, including those of government authorities, securities regulators and stock exchanges. In addition, we have and will endeavor to cause the entities that we invest in, to only conduct business and invest in entities in federally legal jurisdictions by including appropriate representations, warranties and covenants in our agreements with such entities. Any violation of these terms would result in a breach of the applicable agreement between such entity and us and, accordingly, may have a material adverse effect on our business, operations and financial condition. In particular, we may be required to divest its interest in an entity or risk significant fines, penalties, administrative sanctions, convictions, settlements or delisting from the TSX and/or NYSE and there is no assurance that any divestiture will be completed on terms favorable to us, or at all. Please refer to “Risk Factors” under Item 1A of this Annual Report for further discussion.

Competition

Health Canada only issues a limited number of licenses to cultivate, process and/or sell cannabis under the Cannabis Act. As of May 22, 2020, 391 licenses have been issued by Health Canada for cultivating, processing or selling cannabis. Each license issued by Health Canada is connected to a specific entity and a specific property, so to commence a new production site, an entity must apply for a new license. With the demand for legal cannabis increasing and given the early stage of the recreational cannabis market, as more Cannabis 2.0 products are launched, we expect that new competitors will enter the market. In the recreational market, we compete on the basis of quality, price, brand recognition, consistency and variety of cannabis products whereas these same competitive factors apply in the medical market as well as physician familiarity.

In addition, there are illegal growers and retailers of cannabis, operating in the black market that, while operating illegally, still act as competitors to us by either diverting customers away due to product choice or price point, or for those individuals who choose to continue to purchase their cannabis from the black market as it may be perceived as being more convenient, and they have grown accustomed to the quality and supply of their product.

In regards to industrial hemp and hemp-derived CBD, with the increased interest in CBD in Canada, the United States and internationally, the industrial hemp market will likely continue to expand. Market entrants in Canada and the United States face regulatory hurdles which may impede access to the market, as well as regulatory uncertainty surrounding the treatment of CBD.

Internationally, the capacity of cannabis companies to operate is limited to those countries which have legalized aspects of the production, distribution, sale and use of cannabis. We have been at the forefront of cannabis activity in those jurisdictions which have legalized such aspects of the cannabis business and continue to seek out opportunities internationally by engaging with local cannabis and business experts.

The CBI Group Investments

On November 2, 2017, Greenstar Canada Investment Limited Partnership (“Greenstar”), a wholly-owned subsidiary of CBI, invested CDN$245 million in Canopy Growth in exchange for (i) 18,876,901 common shares; and (ii) 18,876,901 common share purchase warrants exercisable at an exercise price per common share of CDN$12.9783 (the “Greenstar Warrants”). The Greenstar Warrants were exercised on May 1, 2020 for aggregate gross proceeds of approximately CDN$245 million.

In connection with our offering of 4.25% convertible senior notes due 2023 (the “Canopy Notes”) pursuant to an indenture dated June 20, 2018, among Canopy Growth, GLAS Trust Company LLC and Computershare Trust Company of Canada, Greenstar purchased CDN$200 million worth of Canopy Notes, which are convertible in certain circumstances and subject to certain conditions into an aggregate of 4,151,540 common shares.

On November 1, 2018, CBG Holdings LLC (“CBG”), a wholly-owned subsidiary of CBI, invested CDN$5.079 billion in Canopy Growth in exchange for (i) 104,500,000 common shares at a price of CDN$48.60 per common share, and (ii) 139,745,453 common share purchase warrants (the “CBG Warrants”), of which 88,472,861 CGB Warrants (the “Tranche A Warrants”) had an exercise price of CDN$50.40 and were exercisable until November 1, 2021 and the remaining 51,272,592 CBG Warrants (the “Tranche B Warrants”) had an exercise price based on the five-day volume weighted average price of the common shares on the TSX at the time of exercise and will become immediately exercisable only following the exercise of the Tranche A Warrants.

In connection with the Acreage Arrangement Agreement, Canopy Growth and CBG entered into a consent agreement dated April 18, 2019 (the “Consent Agreement”) pursuant to which Canopy Growth agreed to (a) the extension of the expiry date of the Tranche A Warrants from November 1, 2021 until November 1, 2023, (b) the extension of the expiry date of the Tranche B Warrants from November 1, 2021 until November 1, 2026; and (c) the amendment of the exercise price for 38,454,444 of the Tranche B Warrants, such that 38,454,444 Tranche B Warrants will be exercisable to acquire one common share at a price of CDN$76.68 rather than the five-day volume weighted average trading price of the common shares at the time of exercise.

As of May 29, 2020, the CBI Group holds, in the aggregate, 142,253,802 common shares, 139,745,453 CBG Warrants and CDN$200 million principal amount of Canopy Notes. The common shares held by the CBI Group represent approximately 38.6% of the issued and outstanding common shares. Assuming full exercise of the CBG Warrants and full conversion of the Canopy Notes, the CBI Group would hold 286,150,795 common shares, representing approximately 55.8% of the issued and outstanding common shares (assuming no other changes in Canopy Growth’s issued and outstanding common shares), calculated in accordance with applicable securities laws.

Investor Rights Agreement

Canopy Growth and the CBI Group also entered into the Second Amended and Restated Investor Rights Agreement dated April 18, 2019 among CBG, Greenstar and Canopy Growth (the “New Investor Rights Agreement”), which amended the first amended and restated investor rights agreement dated November 1, 2018 between CBG, Greenstar and Canopy Growth, pursuant to which the CBI Group has certain governance rights which are summarized below.

Pursuant to the New Investor Rights Agreement, the CBI Group is entitled to designate four nominees for election or appointment to our board of directors for so long as the CBI Group holds a specified number of common shares or securities convertible into common shares (the “Target Number of Shares”). Additionally, under the New Investor Rights Agreement, the CBI Group has certain pre-emptive rights as well as certain top-up rights in order to maintain its pro rata equity ownership position in Canopy Growth in connection with any offering or distribution of securities by Canopy Growth (subject to certain exceptions).

The New Investor Rights Agreement provides that so long as the CBI Group continues to hold at least the Target Number of Shares, our board of directors will not: (i) propose or resolve to change the size of the board, except where otherwise required by law, or with the consent of CBG; or (ii) present a slate of board nominees to shareholders for election that is greater than or fewer than seven directors. In addition, the New Investor Rights Agreement provides that, subject to certain conditions, so long as the CBI Group continues to hold at least the Target Number of Shares, the CBI Group will adhere to certain non-competition restrictions including that we will be their exclusive strategic vehicle for cannabis products of any kind anywhere in the world (subject to limited exceptions. Further, the CBI Group agreed, for a limited period of time and subject to certain exceptions, to certain post-termination, non-competition restrictions, which include not pursuing other cannabis opportunities and not directly or indirectly participating in a competing business anywhere in the world.

Pursuant to the New Investor Rights Agreement, for so long as the CBI Group continues to hold at least the Target Number of Shares, we will not, without the prior written consent of CBG, among other things, (a) consolidate or merge into or with another person or enter into any other similar business combination, including pursuant to any amalgamation, arrangement, recapitalization or reorganization, other than a consolidation, merger or other similar business combination of any wholly-owned subsidiary or an amalgamation or arrangement involving a subsidiary with a another person in connection with a permitted acquisition; (b) acquire any shares or similar equity interests, instruments convertible into or exchangeable for shares or similar equity interests, assets, business or operations with an aggregate value of more than CDN$250 million, in a single transaction or a series of related transactions; (c) sell, transfer, lease, pledge or otherwise dispose of any of its or any of its subsidiaries’ assets, business or operations (in a single transaction or a series of related transactions) in the aggregate with a value of more than CDN$20 million; or (d) make any changes to our policy with respect to the declaration and payment of any dividends on the common shares.

In accordance with the New Investor Rights Agreement, CBI Group will be permitted, prior to the exercise or expiry of all of the CBG Warrants, to purchase up to 20,000,000 common shares (subject to customary adjustments for share splits, consolidations or other changes to the outstanding share capital of a similar nature): (i) on the TSX, the NYSE or any other stock exchange, marketplace or trading market on which the common shares are then listed; or (ii) through private agreement transactions with existing holders of common shares, provided that CBG must promptly notify Canopy Growth of any acquisition of common shares.

The New Investor Rights Agreement will terminate upon the earlier of: (i) the mutual consent of the parties; (ii) the date on which the CBI Group owns less than 33,000,000 common shares; and (iii) the date of a non-appealable court order terminating the New Investor Rights Agreement under certain circumstances.

Consent Agreement

In addition to the amendments to the CBG Warrants, pursuant to the Consent Agreement, we agreed that without the prior written consent of CBG, such consent not to be unreasonably withheld, we will not (i) exercise our right to acquire all of the issued and outstanding shares of Acreage prior to the Triggering Event; (ii) amend, modify, supplement or restate the Acreage Arrangement Agreement; or (iii) waive any terms, covenants or conditions set forth in the Acreage Arrangement Agreement.

In addition, we agreed that, in the event that CBG exercises the Tranche A Warrants in full, we will purchase the lesser of (i) 27,378,866 common shares, and (ii) common shares with a value of CDN$1,582,995,262, during the period commencing on April 18, 2019 and ending on the date that is 24 months after the date that CBG exercises all of the Tranche A Warrants. If, for any reason, we do not purchase for cancellation the common shares within such period, we are required to pay to CBG an amount (the “Credit Amount”), as liquidated damages, equal to the difference between: (i) CDN$1,582,995,262; and (ii) the actual purchase price we paid in purchasing common shares pursuant to the Consent Agreement. The Credit Amount will reduce the aggregate exercise price otherwise payable by CBG upon each exercise of the Tranche B Warrants (including those Tranche B Warrants reclassified as tranche C warrants).

We also agreed that if the CBI Group receives any notification or communication of any violation or contravention of applicable law or any liability to the CBI Group under applicable law or any notification or communication that would be expected to result in a violation or contravention of applicable law or any actual liability to the CBI Group under applicable law, as a result of the license agreement between us and Acreage, CBG has the right to direct and cause us to terminate the license agreement in accordance with its terms, provided that we will have an opportunity to cure any such violation, contravention or liability and CBG will be required to take all commercially reasonable efforts to assist us in addressing such violation, contravention or liability.

Employees

As of March 31, 2020, we had 4,434 total employees, including 3,374 full-time employees in Canada. As of March 31, 2020, we had 1,060 employees outside of Canada, including in the United States.

Website Access to Reports

We maintain a website at www.canopygrowth.com. We are providing the address to our website solely for the information of investors. The information contained on our website is not a part of, nor is it incorporated by reference into this Annual Report. Through our website, we make available, free of charge, our annual proxy statement, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish them to the SEC. The SEC maintains a website that contains these reports at www.sec.gov.

Item 1A. Risk Factors.

An investment in us involves a number of risks. In addition to the other information contained in this Annual Report and in other filings we make, investors should give careful consideration to the following risk factors. Any of the matters highlighted in these risk factors could adversely affect our business, results of operations and financial condition, causing an investor to lose all, or part of, its, his or her investment. The risks and uncertainties described below are those we currently believe to be material, but they are not the only ones we face. If any of the following risks, or any other risks and uncertainties that we have not yet identified or that we currently consider not to be material, actually occur or become material risks, our business, prospects, financial condition, results of operations and cash flows and consequently the price of our securities could be materially and adversely affected.

Risks Relating to Regulation and Compliance

We operate in highly regulated industries where the regulatory environments are rapidly developing and we may not always succeed in complying fully with applicable regulatory requirements in all jurisdictions where we carry on business.

Our business and activities are heavily regulated in all jurisdictions where we carry on business. Our operations are subject to various laws, regulations and guidelines by governmental authorities (including, in Canada, Health Canada and analogous provincial and local regulatory agencies and, in the U.S., the FDA, the USDA, DEA and FTC and analogous state agencies) relating to, among other things, the manufacture, marketing, management, transportation, storage, sale, pricing and disposal of cannabis , U.S. hemp and cannabis-based products, and also including laws, regulations and guidelines relating to health and safety, insurance coverage, the conduct of operations and the protection of the environment (including relating to emissions and discharges to water, air and land, the handling and disposal of hazardous and non-hazardous materials and wastes). Our operations may also be affected in varying degrees by government regulations with respect to, but not limited to, price controls, export controls, controls on currency remittance, increased income taxes, restrictions on foreign investment and government policies rewarding contracts to local competitors or requiring domestic producers or vendors to purchase supplies from a particular jurisdiction. Laws, regulations and guidelines, applied generally, grant government agencies and self-regulatory bodies broad administrative discretion over our activities, including the power to limit or restrict business activities as well as impose additional disclosure requirements on our products and services.

Achievement of our business objectives is contingent, in part, upon compliance with regulatory requirements enacted by these governmental authorities and obtaining all necessary regulatory approvals for the production, storage, transportation, sale, import and export, as applicable, of our products. The cannabis and U.S. hemp industries are still new industries and, in Canada, in particular the Cannabis Act, is a new regime that has no close precedent in Canadian law. Similarly, outside of Canada, the regulatory environments in jurisdictions legalizing the import, cultivation, production and sale of cannabis and cannabis products are new and are still being developed without close precedent in such jurisdictions. The effect of relevant governmental authorities’ administration, application and enforcement of their respective regulatory regimes and delays in obtaining, or failure to obtain, applicable regulatory approvals which may be required may significantly delay or impact the development of markets, products and sales initiatives and could have a material adverse effect on our business, financial condition and results of operations. For example, in the U.S., registered federal trademark protection is only available for goods and services that can be lawfully used in interstate commerce; the U.S. Patent and Trademark Office (“USPTO”) is not currently approving any trademark applications for cannabis, or certain goods containing U.S. hemp-derived CBD (such as dietary supplements and food) until the FDA and the USDA provides clearer guidance on the regulation of such products.

The regulatory environment for our products is rapidly developing, and the need to build and maintain robust systems to comply with different and changing regulations in multiple jurisdictions increases the possibility that we may violate one or more applicable requirements. While we endeavor to comply with all relevant laws, regulations and guidelines, any failure to comply with the regulatory requirements applicable to our operations could subject us to negative consequences, including, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, asset seizures, revocation or imposition of additional conditions on licenses to operate our business, the denial of regulatory applications (including, in the U.S., by other regulatory regimes that rely on the positions of the DEA, FDA and USDA in the application of their respective regimes), the suspension or expulsion from a particular market or jurisdiction or of our key personnel, or the imposition of additional or more stringent inspection, testing and reporting requirements, any of which could materially adversely affect our business and financial results. In the United States, failure to comply with FDA and USDA requirements (and analogous state agencies) may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. The outcome of any regulatory or agency proceedings, investigations, audits, and other contingencies could harm our reputation, require us to take, or refrain from taking, actions that could harm our operations or require us to pay substantial amounts of money, harming our financial condition. Increasingly, communication and coordination among regulators has led in other industries to coordinated responses to regulatory and licensure applications.  To the extent that regulators coordinate responses to license applications and regulatory conditions, limitations or denials of licenses in one jurisdiction may lead to denials in other jurisdictions.  There can be no assurance that any pending or future regulatory or agency proceedings, investigations and audits will not result in substantial costs or a diversion of management’s attention and resources, negatively impact our future growth plans and opportunities or have a material adverse impact on our business, financial condition and results of operations.

If our U.S. hemp business activities are found to be in violation of any of U.S. federal, state or local laws or any other governmental regulations, in addition to the items described above:

•

we may be subject to “Warning Letters,” fines, penalties, administrative sanctions, settlements, injunctions, product recalls and/or other enforcement actions arising from civil, administrative or other proceedings initiated that could adversely affect our business, financial condition, operating results, liquidity, cash flow and operational performance;

•

the profits or revenues derived therefrom could be subject to money laundering statutes, including the Money Laundering Control Act, which could result in significant disruption to our U.S. hemp business operations and involve significant costs, expenses or other penalties; and

•

our suppliers, service providers and distributors may elect, at any time, to breach or otherwise cease to participate in supply, service or distribution agreements, or other relationships, on which our operations rely.

We and our joint ventures and strategic investments are reliant on required licenses, authorizations, approvals and permits for our ability to grow, process, store and sell cannabis which are subject to ongoing compliance, reporting and renewal requirements and we may also be required to obtain additional licenses, authorizations, approvals and permits in connection with our business.

We are dependent on our existing licenses from Health Canada in order to grow, store and sell cannabis. These licenses are subject to ongoing compliance and reporting requirements. Failure to comply with the requirements of these licenses or failure to maintain these licenses could have a material adverse impact on our business, financial condition and operating results. There can be no guarantee that a license will be extended or renewed or, if extended or renewed, that it will be extended or renewed on terms that are favorable to us or that Health Canada will not revoke the licenses. Should we fail to comply with requirements of the licenses, should Health Canada not extend or renew the licenses, should we renew the licenses on different terms (including not allowing for anticipated capacity increases) or should the licenses be revoked, our business, financial condition and results of the operations will be materially adversely affected.

In addition, our ability to grow our business is dependent on securing and maintaining certain new licenses, particularly retail licenses and licenses in international jurisdictions. Failure to comply with the requirements of any license application or failure to obtain and maintain the appropriate licenses with the relevant authorities would have a material adverse impact on our business, financial condition and results of operations. There can also be no guarantees that regulatory authorities will issue the required licenses to us.

Changes in the laws, regulations and guidelines governing cannabis and U.S. hemp may adversely impact our business.

Our current operations are subject to various laws, regulations and guidelines by governmental authorities (including, in Canada, Health Canada and, in the U.S., the FDA, the USDA, DEA, FTC and USPTO) relating to the marketing, acquisition, manufacture, packaging/labeling, management, transportation, storage, sale and disposal of cannabis or U.S. hemp but also including laws and regulations relating to health and safety, insurance coverage, the conduct of operations and the protection of the environment (including relating to emissions and discharges to water, air and land, the handling and disposal of hazardous and non-hazardous materials and wastes). Additionally, our growth strategy continues to evolve as regulations governing the cannabis industry in the jurisdictions in which we operate become more fully developed. Interpretation of these laws, rules and regulations and their application to our operations is ongoing. No assurance can be given that new laws, regulations and guidelines will not be enacted or that existing laws, regulations and guidelines will not be amended, repealed or interpreted or applied in a manner which could require extensive changes to our operations, increase compliance costs, give rise to material liabilities or a revocation of our licenses and other permits, restrict the growth opportunities that we currently anticipate or otherwise limit or curtail our operations. Amendments to current laws, regulations and guidelines governing the production, sale and use of cannabis and cannabis-based products, more stringent implementation or enforcement thereof or other unanticipated events, including changes in political regimes or political instability, currency controls, fluctuations in currency exchange rates and rates of inflation, labor unrest, changes in taxation laws, regulations and policies, restrictions on foreign exchange and repatriation, changing political conditions and governmental regulations relating to foreign investment and the cannabis business more generally, and changes in attitudes toward cannabis, are beyond our control and could require extensive changes to our operations, which in turn may result in a material adverse effect on our business, financial condition and results of operations.

While the production of cannabis in Canada is under the regulatory oversight of the Canadian federal government, the distribution of recreational cannabis in Canada is the responsibility of the provincial and territorial governments. The impact of the legislation regulating recreational cannabis passed in such provinces and territories on the cannabis industry and on our business plans and operations is uncertain. Certain Canadian provinces and territories have announced certain restrictions that are more stringent than the federal rules or regulations such as bans on cannabis edibles, raising minimum age of purchase and flavor restrictions. For example, Quebec, Newfoundland and Labrador and Prince Edward Island do not currently permit sales of cannabis vaporizers. In addition, the distribution and retail channels and applicable rules and regulations in the provinces continue to evolve and our ability to distribute and retail cannabis and cannabis products in Canada is dependent on the ability of the provinces and territories of Canada to establish licensed retail networks and outlets. There is no guarantee that the applicable legislation regulating the distribution and sale of cannabis for recreational purposes will create or allow for the growth opportunities we currently anticipate.

Furthermore, additional countries continue to pass laws that allow for the production and distribution of cannabis in some form or another. We have some subsidiaries and strategic alliances in place outside of Canada and the United States, which may be affected if more countries legalize cannabis. See “Business—U.S. Regulatory Framework—The Acreage Arrangement.” Increased international competition and limitations placed on us by Canadian regulations might lower the demand for our products on a global scale. We also face competition in each jurisdiction outside of Canada and the United States where we have subsidiaries and strategic alliances with local companies that have more experience, more in-depth knowledge of local markets or applicable laws, regulations and guidelines or longer operating histories in such jurisdictions.

We are subject to certain restrictions of the TSX and the NYSE which may constrain our ability to expand our business internationally.

Our common shares are listed on the TSX and the NYSE. We must comply with the TSX and NYSE requirements or guidelines when conducting business, especially when pursuing international opportunities in the United States.

On October 16, 2017, the TSX provided clarity regarding the application of Section 306 (Minimum Listing Requirements), Section 325 (Management) and Part VII (Halting of Trading, Suspension and Delisting of Securities) of the TSX Company Manual (collectively, the “TSX Requirements”) to TSX-listed issuers with business activities in the cannabis sector. In TSX Staff Notice 2017-0009, the TSX notes that issuers with ongoing business activities that violate U.S. federal law regarding cannabis are not in compliance with the TSX Requirements. The TSX reminded issuers that, among other things, should the TSX find that a listed issuer is engaging in activities contrary to the TSX Requirements, the TSX has the discretion to initiate a delisting review. Although we do not conduct any operations in the United States with respect to cannabis, failure to comply with the TSX Requirements could have a material adverse effect on our business, financial condition and results of operations.

While the NYSE has not issued official rules specific to the cannabis or hemp industry, stock exchanges in the United States, including the NYSE, have historically refused to list certain cannabis related businesses, including cannabis retailers, that operate primarily in the United States. Failure to comply with any requirements imposed by the NYSE could result in the delisting of our common shares from the NYSE or denial of any application to have additional securities listed on the NYSE which could have a material adverse effect on the trading price of our common shares.

We are constrained by law in our ability to market and advertise our products.

Our marketing and advertising are subject to regulation by various regulatory bodies in the jurisdictions we operate. In Canada, the development of our business and related results of operations may be hindered by applicable regulatory restrictions on sales and marketing activities. For example, the regulatory environment in Canada limits our ability to compete for market share in a manner similar to other industries. If we are unable to effectively market our products and compete for market share, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased selling prices for our products, our sales and results of operations could be adversely affected. See “Business–Canadian Regulatory Framework.”

In the United States, our advertising is subject to regulation by the FTC under the Federal Trade Commission Act as well as the FDA under the Federal Food, Drug, and Cosmetic Act and USDA, including as amended by the Dietary Supplement Health and Education Act of 1994, and by state agencies under analogous and similar state and local laws. In recent years, the FTC, the FDA, USDA and state agencies have initiated numerous investigations of food and dietary supplement products both because of their CBD content and based on allegedly deceptive or misleading marketing claims and have, on occasion, issued “Warning Letters” due to such claims. Some U.S. states also permit content, advertising and labeling laws to be enforced by state attorneys general, who may seek civil and criminal penalties, relief for consumers, class action certifications, class wide damages and recalls of products sold by us. There has also been a recent increase in private litigation that seeks, among other things, relief for consumers, class action certifications, class wide damages and recalls of products. We could become a target of such private class action litigation. Any actions against us by governmental authorities or private litigants could have a material and adverse effect on our business, financial condition, operating results, liquidity, cash flow and operational performance.

We could be adversely affected by violations of the Corruption of Foreign Public Officials Act (Canada), the U.S. Foreign Corrupt Practices Act and other similar anti-bribery laws.

Our business is subject to the Corruption of Foreign Public Officials Act (Canada) and the U.S. Foreign Corrupt Practices Act (“FCPA”) and other similar laws which generally prohibit companies and employees from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are or will be subject to the anti-bribery laws of any other countries in which we conduct business now or in the future. Our employees or other agents may, without our knowledge and despite our efforts, engage in conduct prohibited under our policies and procedures and under anti-bribery laws, for which we may be held responsible. Our policies mandate compliance with these anti-corruption and anti-bribery laws. However, there can be no assurance that our internal control policies and procedures will always protect us from recklessness, fraudulent behavior, dishonesty or other inappropriate acts committed by our affiliates, employees, contractors or agents. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Cannabis is a controlled substance in the United States and therefore subject to the Controlled Substances Import and Export Act.

We are indirectly involved in ancillary activities related to the cannabis industry in jurisdictions in the United States where local state law permits such activities and, by virtue of, among other transactions, the Acreage Arrangement and our holding of Exchangeable Shares of TerrAscend, we may be indirectly associated with the cultivation, processing or distribution of cannabis in the United States. In the United States, cannabis is regulated at both the federal and state levels. To our knowledge, there are to date a total of 33 states, and the District of Columbia, that have now legalized cannabis in some form, including California, Nevada, New York, New Jersey, Washington and Florida. Although several states allow the sale of cannabis at the state level, cannabis continues to be categorized as a controlled substance under the CSA and, as such, cultivation, distribution, sale and possession of cannabis violates federal law in the United States. The inconsistency between federal and state laws and regulations may result in a loss of the value of our investments and alliances in these businesses.

As a result of the Sessions Memorandum, federal prosecutors have prosecutorial discretion to decide whether to prosecute cannabis activities despite the existence of state-level laws that may be inconsistent with federal prohibitions. No direction was given to federal prosecutors in the Sessions Memorandum as to the priority they should ascribe to such cannabis activities and, as a result, it is uncertain how active federal prosecutors will be in relation to such activities. There can be no assurance that the federal government will not seek to prosecute cases involving cannabis businesses that are otherwise compliant with state law.

On January 15, 2019, U.S. Attorney General William P. Barr intimated a markedly different approach to cannabis regulation than his predecessor during his confirmation hearing before the Senate Judiciary Committee. Mr. Barr stated that his approach to cannabis regulation would be not to upset settled expectations that have arisen as a result of the Cole Memorandum, that it would be inappropriate to upset the current situation as there has been reliance on the Cole Memorandum and that he would not be targeting companies that have relied on the Cole Memorandum and are complying with state laws with respect to the distribution and production of cannabis. While he did not offer support for cannabis legalization, Mr. Barr did emphasize the need for the U.S. Congress to clarify federal laws to address the untenable current situation which has resulted in a backdoor nullification of federal law.

While state law in certain U.S. states may take a permissive approach to medical and/or recreational use of cannabis, the CSA may still be enforced by U.S. federal law enforcement officials against individuals and companies operating in those states for activity that is legal under state law. If the Department of Justice opted to pursue a policy of aggressively enforcing U.S. federal law against financiers or equity owners of cannabis-related businesses, then both Acreage and TerrAscend, for instance, could face (i) seizure of their cash and other assets used to support or derived from their business activities; and/or (ii) the arrest of its employees, directors, officers, managers and/or investors, who could face charges of ancillary criminal violations of the CSA for aiding and abetting and conspiring to violate the CSA by virtue of providing financial support to state-licensed or permitted cultivators, processors, distributors, and/or retailers of cannabis. In addition, under such an aggressive enforcement policy, the Department of Justice could allege that we and our board of directors, and potentially our shareholders, “aided and abetted” violations of federal law as a result of the Acreage Arrangement or other transactions involving us. In these circumstances, we may lose our entire investment and directors, officers and/or our shareholders may be required to defend any criminal charges against them at their own expense and, if convicted, be sent to federal prison.

Violations of any federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings initiated by either the federal government or private citizens, or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities or divestiture. This could have a material adverse effect on us, including our reputation and ability to conduct business, the listing of our securities on the TSX, NYSE or other exchanges, our financial position, operating results, profitability or liquidity or the market price of our listed securities. Overall, an investor’s contribution to and involvement in our activities may result in federal civil and/or criminal prosecution, including forfeiture of his or her entire investment.

We are subject to a number of federal, state, and foreign environmental and safety laws and regulations that may expose us to significant costs and liabilities.

Our operations are subject to environmental and safety laws and regulations concerning, among other things, emissions and discharges to water, air and land, the handling and disposal of hazardous and non-hazardous materials and wastes, and employee health and safety. Accordingly, we will incur ongoing costs and obligations related to compliance with environmental and employee health and safety matters. Failure to comply with environmental and safety laws and regulations may result in costs for corrective measures, penalties or restrictions on our production operations. In addition, changes in environmental, employee health and safety or other laws, more vigorous enforcement thereof or other unanticipated events could require extensive changes to our operations or give rise to material liabilities, which could have a material adverse effect on our business, financial condition and results of operations.

We received a notice from the Ontario Ministry of the Environment indicating that in order to be in compliance with the Canadian Environmental Protection Act and related regulations, we must obtain an Environmental Compliance Approval under Section 9 of the Canadian Environmental Protection Act. We filed an application for an Environmental Compliance Approval within the time required by the Ontario Ministry. On May 8, 2017, we received notice that the Ontario Ministry has begun their technical review of the application and as of the date of this Annual Report, it is still under review.

Our employees or investors could face detention, denial of entry or lifetime bans from United States for their business associations with us.

Cannabis remains illegal under U.S. federal law. Individuals employed at or investing in cannabis companies could face detention, denial of entry or lifetime bans from the United States for their business associations with cannabis businesses. Entry to the United States is granted at the sole discretion of the U.S. Customs and Border Protection (“CBP”) officers on duty, and these officers have wide latitude to ask questions to determine the admissibility of a foreign national. The government of Canada has started warning travelers that previous use of cannabis, or any substance prohibited by U.S. federal laws, could result in denial of entry to the United States. Business or financial involvement in the cannabis industry in Canada or in the United States could also be reason enough for CBP officers to deny entry. On September 21, 2018, CBP released a statement outlining its position with respect to enforcement of the laws of the U.S. It stated that Canada’s legalization of cannabis will not change CBP enforcement of U.S. laws regarding controlled substances and because cannabis continues to be a controlled substance under U.S. law, working in or facilitating the proliferation of the cannabis industry in U.S. states or Canada may affect admissibility to the United States. On October 9, 2018, CBP released an additional statement regarding the admissibility of Canadian citizens working in the legal cannabis industry. CBP stated that a Canadian citizen working in or facilitating the proliferation of the legal cannabis industry in Canada coming into the United States for reasons unrelated to the cannabis industry will generally be admissible to the United States; however, if such person is found to be coming into the United States for reasons related to the cannabis industry, such person may be deemed inadmissible. Employees, directors, officers, managers and investors of companies involved in business activities related to cannabis in Canada or the United States (such as us), who are not U.S. citizens, face the risk of being barred from entry into the United States for life. Despite the fact that our U.S. hemp activities are legal pursuant to the 2018 Farm Bill, due to the nature of the business as a whole, individuals employed by or investing in us could face a such a ban.

Anti-money laundering and other banking laws and regulations can limit our ability to access financing and hamper our growth.

We are subject to a variety of domestic and international laws and regulations pertaining to money laundering, financial recordkeeping and proceeds of crime, including the Proceeds of Crime (Money Laundering) and Terrorist Financing Act (Canada), as amended and the rules and regulations thereunder, the Criminal Code (Canada) and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities internationally.

In the event that any of our operations or investments, any proceeds thereof, any dividends or distributions therefrom, or any profits or revenues accruing from such operations or investments were found to be in violation of money laundering legislation, such transactions may be viewed as proceeds of crimes under one or more of the statutes noted above or any other applicable legislation. This could restrict or otherwise jeopardize our ability to declare or pay dividends, effect other distributions or subsequently repatriate such funds back to Canada. Furthermore, while we have no current intention to declare or pay dividends in the foreseeable future, in the event that a determination was made that proceeds obtained by us could reasonably be shown to constitute proceeds of crime, we may decide or be required to suspend declaring or paying dividends without advance notice and for an indefinite period of time.

In February 2014, the FCEN of the U.S. Department of the Treasury issued the FCEN Memo. The FCEN Memo states that in some circumstances, it may not be appropriate to prosecute banks that provide services to marijuana-related businesses for violations of federal money laundering laws. It refers to supplementary guidance that Deputy Attorney General Cole issued to federal prosecutors relating to the prosecution of money laundering offenses predicated on Cannabis-related violations of the CSA. It is unclear at this time whether the current administration will follow the guidelines of the FCEN Memo. Under U.S. federal law, banks or other financial institutions that provide a Cannabis-related business with a checking account, debit or credit card, small business loan, or any other service could be found guilty of money laundering, aiding and abetting, or conspiracy. As a result, we may have limited or no access to banking or other financial services in the United States. The inability or limitation on our ability to open or maintain bank accounts in the United States, to obtain other banking services and/or accept credit card and debit card payments may make it difficult to operate and conduct our business as planned in the United States.

Risks Relating to Our Products

There is limited long-term data with respect to the efficacy and side effects of our products and future clinical research studies on the effects of cannabis, hemp and cannabinoids and cannabis-based products may lead to conclusions that dispute or conflict with our understanding and belief regarding their benefits, viability, safety, efficacy, dosing and social acceptance.

Research in Canada, the United States and internationally regarding the benefits, viability, safety, efficacy, dosing and social acceptance of cannabis, U.S. hemp or isolated cannabinoids (such as CBD and THC) in dietary supplements, food or cosmetic products remains in early stages. There have been relatively few clinical trials on the benefits of cannabis, U.S. hemp or isolated cannabinoids and there is limited long-term data with respect to efficacy, side effects and/or interaction of these substances with human or animal biochemistry. As a result, our products could have unexpected side effects or safety concerns, the discovery of which could lead to civil litigation, regulatory actions and even possibly criminal enforcement actions. In addition, if the products we sell do not or are not perceived to have the effects intended by the end user, this could have a material adverse effect on our business, financial condition and results of operations. See also “—We may be subject to, or prosecute, litigation in the ordinary course of business.”, “—We may be subject to product liability claims.” and “—Our products have in the past and may in the future be subject to recalls.”

The statements made by us, including in this Annual Report, concerning the potential benefits of cannabis, U.S. hemp and isolated cannabinoids are based on published articles and reports and therefore are subject to the experimental parameters, qualifications and limitations in such studies that have been completed. Although we believe that the existing public scientific literature generally supports our beliefs regarding the benefits, viability, safety, efficacy, dosing and social acceptance of cannabis, U.S. hemp and cannabinoids, future research and clinical trials may cast doubt or disprove such beliefs, or could raise or heighten concerns regarding, and perceptions relating to, cannabis, U.S. hemp and cannabinoids, which could have a material adverse effect on the demand for our products with the potential to lead to a material adverse effect on our business, financial condition and results of operations. Given these risks, uncertainties and assumptions, undue reliance should not be placed on such literature. In particular, the FDA has raised several questions regarding the safety of CBD and gaps in the public scientific literature supporting the use of CBD by the general population.

Required clinical trials of cannabis-based medical products and treatments are novel terrain with very limited or non-existent clinical trials history; we face a significant risk that any trials will not result in commercially viable products and treatments.

We are required to conduct clinical trial of our products under applicable laws. Clinical trials are expensive, time consuming and difficult to design and implement. Regulatory authorities may suspend, delay or terminate any clinical trials we commence at any time, may require us, for various reasons, to conduct additional clinical trials, or may require a particular clinical trial to continue for a longer duration than originally planned. Clinical trials face many risks, including, among others:

•	lack of effectiveness of any formulation or delivery system during clinical trials;
•	discovery of serious or unexpected toxicities or side effects experienced by trial participants or other safety issues;
•	slower than expected subject recruitment and enrollment rates in clinical trials;
•	delays or inability in manufacturing or in obtaining sufficient quantities of materials for use in clinical trials due to regulatory and manufacturing constraints;
•	delays in obtaining regulatory authorization to commence a trial, including licenses required for obtaining and using cannabis for research, either before or after a trial is commenced;
•	unfavorable results from ongoing pre-clinical studies and clinical trials;
•	patients or investigators failing to comply with study protocols;
•	patients failing to return for post-treatment follow-up at the expected rate;
•	sites participating in an ongoing clinical study withdraw, requiring us to engage new sites; and
•

third-party clinical investigators declining to participate in our clinical studies, not performing the clinical studies on the anticipated schedule, or acting in ways inconsistent with the established investigator agreement, clinical study protocol or good clinical practices.

Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

The current controversy surrounding vaporizers and vaporizer products may materially and adversely affect the market for vaporizer products and expose us to litigation and additional regulation.

There have been a number of highly publicized cases involving lung and other illnesses and deaths that appear to be related to vaporizer devices and/or products used in such devices (such as vaporizer liquids). The focus is currently on the vaporizer devices, the manner in which the devices were used and the related vaporizer device products - THC, nicotine, other substances in vaporizer liquids, possibly adulterated products and other illegal unlicensed cannabis vaporizer products. Some states, provinces, territories and cities in Canada and the United States have already taken steps to prohibit the sale or distribution of vaporizers, restrict the sale and distribution of such products or impose restrictions on flavors or use of such vaporizers. This trend may continue, accelerate and expand.

Cannabis vaporizers in Canada are regulated under the Cannabis Act and Cannabis Regulations. Negative public sentiment may prompt regulators to decide to further limit or defer industry’s ability to sell cannabis vaporizer products, and may also diminish consumer demand for such products. For instance, Health Canada has proposed new regulations that would place stricter limits on the advertising and promotion of vaping products and make health warnings on vaping products mandatory, although such regulations explicitly exclude cannabis and cannabis accessories. The provincial governments in Quebec, Alberta and Newfoundland have imposed provincial regulatory restrictions on the sale of cannabis vape products. These actions, together with potential deterioration in the public’s perception of cannabis containing vaping liquids, may result in a reduced market for our vaping products. There can be no assurance that we will be able to meet any additional compliance requirements or regulatory restrictions, or remain competitive in face of unexpected changes in market conditions.

This controversy could well extend to non-nicotine vaporizer devices and other product formats. Any such extension could materially and adversely affect our business, financial condition, operating results, liquidity, cash flow and operational performance. Litigation pertaining to vaporizer products is accelerating and that litigation could potentially expand to include our products, which would materially and adversely affect our business, financial condition, operating results, liquidity, cash flow and operational performance.

Future research may lead to findings that vaporizers, electronic cigarettes and related products are not safe for their intended use.

Vaporizers, electronic cigarettes and related products were recently developed and therefore the scientific or medical communities have had a limited period of time to study the long-term health effects of their use. Currently, there is limited scientific or medical data on the safety of such products for their intended use and the medical community is still studying the health effects of the use of such products, including the long-term health effects. If the scientific or medical community were to determine conclusively that use of any or all of these products pose long-term health risks, market demand for these products and their use could materially decline. Such a determination could also lead to litigation, reputational harm and significant regulation. Loss of demand for our product, product liability claims and increased regulation stemming from unfavorable scientific studies on cannabis vaporizer products could have a material adverse effect on our business, results of operations and financial condition.

We are subject to risks and uncertainty regarding our U.S. hemp operations.

A small part of our business involves products containing U.S. hemp. There is substantial uncertainty concerning the legal status of U.S. hemp and U.S. hemp products containing U.S. hemp-derived ingredients, including CBD. The status of products derived from the cannabis or hemp plant, under both federal and state law depends on the THC content of the plant or derivative (including whether the plant meets the statutory definition of “industrial hemp” or “hemp”), the part of the plant from which an individual or entity produces the derivative (including whether the plant meets the statutory definition of “marijuana” under the CSA), whether the cultivator, processor, manufacturer or product marketer engages in cannabis-related activities for research versus purely commercial purposes, as well as the form and intended use of the product. The mere presence of a cannabinoid (such as CBD) is not dispositive as to whether the product is legal or illegal.   The FDA, for instance, has approved drugs containing synthetic THC, though not naturally derived THC.  There may be difficulty in maintaining consistent strains with consistent low levels of THC sufficient to meet U.S. regulatory requirements.

Under U.S. federal law, products containing CBD may be unlawful if derived from cannabis (including hemp with a concentration greater than 0.3% on a dry weight basis), or if derived from U.S. hemp grown outside the parameters of an approved U.S. hemp pilot program or U.S. hemp cultivated in violation of the 2018 Farm Bill. Even after enactment of the 2018 Farm Bill, the DEA may not treat all products containing U.S. hemp-derived ingredients, including CBD, as exempt from the Controlled Substances Act. If the DEA takes action against us or other participants in the U.S. hemp industry, this could have a material and adverse effect on our business, financial condition, operating results, liquidity, cash flow and operational performance.

The number of competitors in the U.S. hemp industry is expected to increase, which could negatively impact our market share and demand for our products. Additionally, if the United States takes steps to legalize cannabis, the impact of such a development could result in new entrants into the market and increased levels of competition.

Additionally, the U.S. hemp industry may be impacted by perceived similarities or differences between U.S. hemp and cannabis. Consumers, vendors, landlords/lessors, industry partners or third-party service providers may incorrectly perceive U.S. hemp products as cannabis, thereby confusing them for having the THC content of cannabis or for being illegal under U.S. federal law which potentially impacts our ability to sell our products or obtain the necessary services or supplies to manufacture, store or transport our products.

We may also be required to obtain and maintain certain permits, licenses and approvals in the jurisdictions where we source, process, or sell products derived from U.S. hemp. We may be unable to obtain or maintain any necessary licenses, permits or approvals. Additional government licenses are currently, and in the future, may be, required in connection with our operations, in addition to other unknown permits and approvals which may be required, including with respect to our other Rest of World operations. To the extent such permits, and approvals are required and not obtained, we may be prevented from operating and/or expanding our business, which could have a material adverse effect on our business, financial condition and results of operations.

Additionally, U.S. hemp plants can be vulnerable to various pathogens including bacteria, fungi, viruses and other miscellaneous pathogens. Such instances often lead to reduced crop quality, stunted growth and/or death of the plant. Moreover, U.S. hemp is “phytoremediative” (meaning that it may extract toxins or other undesirable chemicals or compounds from the ground in which it is planted). Various regulatory agencies have established maximum limits for pathogens, toxins, chemicals and other compounds that may be present in agricultural materials. If U.S. hemp used in our products is found to have levels of pathogens, toxins, chemicals or other undesirable compounds that exceed permitted limits, it may have to be destroyed. Should the U.S. hemp used in our products be lost due to pathogens, toxins, chemicals or other undesirable compounds, or if we or our suppliers are otherwise unable to obtain U.S. hemp for use in our products on an ongoing basis, it may have a material and adverse effect on our business, financial condition, operating results, liquidity, cash flow and operational performance.

Furthermore, some of our products that are intended to primarily contain U.S. hemp-derived CBD, or other products, may contain trace amounts of THC. THC is an illegal or controlled substance in many jurisdictions, including under the federal laws of the U.S. Whether or not ingestion of THC (at low levels or otherwise) is permitted in a particular jurisdiction, there may be adverse consequences to consumers of our U.S. hemp products who test positive for any amounts of THC, even trace amounts, because of the presence of unintentional amounts of THC in our U.S. hemp products. In addition, certain metabolic processes in the body may negatively affect the results of drug tests. As a result, we may have to recall our products from the market. Positive tests for THC may adversely affect our reputation, our ability to obtain or retain customers and individuals’ participation in certain athletic or other activities. A claim or regulatory action against us based on such positive test results could materially and adversely affect our business, financial condition, operating results, liquidity, cash flow and operational performance.

We are subject to risks and uncertainty regarding future product development.

We expect to derive a portion of our future revenues from the sale of new products, including Cannabis 2.0 products, some of which are still being actively developed and put into production. If we fail to adequately meet market demand for such products in a timely fashion, it may adversely impact our profitability.

Risks Relating to the CBI Group Investments

The CBI Group, our single largest shareholder, has the ability to exercise significant influence over us.

The CBI Group is our single largest shareholder and our business and future operations may be adversely affected by changes in the business, market price, directors, officers or employees of the CBI Group. The CBI Group has the ability to exercise significant influence over our business and operations due to its ownership interest and its rights under the New Investor Rights Agreement.

As of May 29, 2020, the CBI Group holds in the aggregate approximately 38.6% of our issued and outstanding common shares on a non-diluted basis, and, through its pre-emptive rights and top-up rights, the CBI Group has the ability to maintain its ownership level. The CBI Group is also entitled to designate four nominees for election or appointment to our board of directors.

In light of such ownership and rights, the CBI Group is in a position to exercise significant influence over us, including matters affecting shareholders or requiring shareholder approval, such as the election of directors, change of control transactions, amendments to our articles and bylaws and the determination of other significant corporate actions.

Upon exercise of the remaining CBG Warrants in full and full conversion of the Canopy Notes held by the CBI Group, assuming no other securities of ours are issued and excluding the exercise of our right to acquire Acreage, the CBI Group will beneficially hold approximately 55.8% of our issued and outstanding common shares and would be able to exercise a controlling influence over our business and affairs.

Accordingly, the CBI Group currently has significant influence over us and has the ability to increase this influence at any time upon the exercise of the CBG Warrants and the conversion of the Canopy Notes held by the CBI Group. There can also be no assurance that the interests of the CBI Group will align with our interests or the interests of our other shareholders, and the CBI Group will have the ability to influence certain actions that may not reflect our intent or align with our interests or the interests of our other shareholders. In addition, the presence of the CBI Group could limit the price that investors or an acquirer may be willing to pay for our common shares and may therefore delay or prevent a change of control of us, such as a merger or take-over.

Pursuant to the New Investor Rights Agreement, the CBI Group also has certain consent rights which could delay or prevent the completion of certain transactions that may otherwise be beneficial to our shareholders. We may also enter into other arrangements with the CBI Group, and as a result, we may be dependent on the CBI Group, which could have a material adverse effect on our business, financial condition and results of operations.

We may not realize the benefits of our strategic partnership with the CBI Group, which could have an adverse effect on our business and results of operations.

We believe that the strategic partnership between us and the CBI Group provides us with additional financial resources, product development and commercialization capabilities, and deep regulatory expertise to better position us to compete, scale and lead the rapidly growing global cannabis industry. We also believe that the growth opportunities for us are significant and could extend across the globe as new markets open. With the CBI Group’s resources and expertise, we expect to be even better positioned to support innovation and create differentiated products and brands across medical and recreational categories. Nevertheless, a number of risks and uncertainties are associated with the expansion into such markets and the pursuit of these growth opportunities. The failure to reap the anticipated benefits of the CBI Group’s resources and expertise to realize growth opportunities could have a material adverse effect on our business and results of operations.

Any common shares issued pursuant to the exercise of the CBG Warrants or the Canopy Notes held by the CBI Group will dilute shareholders.

The Tranche A Warrants may be exercised in full or in part at any time on or prior to November 1, 2023 and the Tranche B Warrants and Tranche C Warrants may be exercised in full or in part at any time on or prior to November 1, 2026, from time to time, in accordance with the terms thereof, and entitles the holder thereof, upon valid exercise in full thereof, to acquire, accept and receive from us an aggregate of 139,745,453 common shares (subject to adjustment in accordance with the terms of such warrants).  The CDN$200 million principal amount of Canopy Notes held by the CBI Group may be converted, in accordance with the terms thereof, and entitles the holder thereof, upon conversion in full thereof, to 4,151,540 common shares.  Assuming full exercise of the Tranche A Warrants, the Tranche B Warrants and the Tranche C Warrants and the full conversion of the Canopy Notes held by the CBI Group, the CBI Group would be entitled to 143,896,993 common shares, which represents 41.1% of the issued and outstanding common shares as of March 31, 2020 (on a non-diluted basis). Any issuance of common shares pursuant to the exercise of the CBG Warrants and the conversion of the Canopy Notes held by the CBI Group would dilute all of our other shareholders.

The CBI Group’s significant interest in us may impact the liquidity of our common shares.

Our common shares may be less liquid and trade at a discount relative to the trading that could occur in circumstances where the CBI Group did not have the ability to significantly influence or determine matters affecting us. Additionally, the CBI Group’s significant voting interest in us may discourage transactions involving a change of control of us, including transactions in which an investor, as a shareholder, might otherwise receive a premium for its common shares over the then-current market price.

The change of control provisions in certain of our existing or future contractual arrangements may be triggered upon the exercise of the CBG Warrants in part or in full.

Certain of our existing or future contractual arrangements may include change of control provisions requiring us to make certain payments or triggering certain termination rights for our counterparties if the change of control trigger is fulfilled. The change of control provisions in certain of our existing arrangements, including, but not limited to, compensatory arrangements, or agreements we may enter into in the future, may be triggered upon the exercise of the CBG Warrants in part or in full.

Conflicts of interest may arise between us and our directors and officers, including as a result of the continuing involvement of certain of our directors with the CBI Group and its affiliates.

We may be subject to various potential conflicts of interest because of the fact that some of our officers and directors may be engaged in a range of business activities, and have relationships with or are employed by the CBI Group. David Klein, our Chief Executive Officer, previously served as Executive Vice President and Chief Financial Officer of CBI. Michael Lee, our Chief Financial Officer, previously served as Senior Vice President and Chief Financial Officer, Wine & Spirits at CBI. Thomas Stewart, our Chief Accounting Officer, previously served as Senior Director, Global Accounting at CBI. Holly Lukavsky, our Vice President of Human Resources, currently serves as the interim Chief Human Resources Officer at CBI.  William Newlands, one of our directors, currently serves as the Chief Executive Officer and President of CBI and is also a board member of CBI. Robert Hanson, one of our directors, currently serves as the President, Wine & Spirits at CBI. Judy Schmeling, the chair of our board of directors and the chair of our Audit Committee, is also a board member of CBI. In addition, Jim Sabia, a board observer, serves as Executive Vice President and Chief Marketing Officer of CBI. Our directors devote, and our executive officers may devote, time to their outside business interests, so long as such activities do not materially or adversely interfere with their duties to us. Our directors, and in some cases, our executive officers, may have fiduciary obligations associated with these business interests that interfere with their ability to devote time to our business and affairs and that could adversely affect our operations. These business interests could require significant time and attention.

We may also become involved in other transactions which are inconsistent or conflict with the interests of our directors and officers who may from time to time deal with persons, firms, institutions or corporations with which we may be dealing, or which may be seeking investments similar to those desired by us. The interests of these persons could conflict with our interests. In addition, we may be competing with these persons, such as the CBI Group, for available investment and other opportunities. Conflicts of interest, if any, will be subject to the procedures and remedies provided under applicable laws. In particular, in the event that such a conflict of interest arises at a meeting of our directors, a director who has such a conflict will abstain from voting for or against the approval of such participation or such terms. In accordance with applicable laws, our directors are required to act honestly, in good faith and in our best interests.

Future sales of our common shares by the CBI Group could cause the market price for our common shares to fall.

The CBI Group is not contractually committed to maintaining an equity stake in us. Subject to compliance with applicable securities laws, the CBI Group may sell some or all of their common shares at any time. The New Investor Rights Agreement contains registration rights, on terms customary for a significant shareholder, pursuant to which we have agreed to facilitate sales of common shares by the CBI Group. In addition, the CBI Group has the right to require us to make disclosure to permit it to sell in certain circumstances. Such sales, or the market perception of such sales, could significantly reduce the market price of our common shares. We cannot predict the effect, if any, that future public sales of our common shares beneficially owned by the CBI Group or the availability of these common shares for sale will have on the market price of our common shares. If the market price of our common shares were to drop as a result, this might impede our ability to raise additional capital and might cause a significant decline in the value of the investments of our other shareholders.

The intentions of the CBI Group regarding its long-term economic ownership of our common shares are subject to change as a result of changes in the circumstances of the CBI Group or its affiliates, changes in our management and operation and changes in laws, market conditions and our financial performance.

Risks Relating to Entry into New Markets

Our expansion plans into the United States rely on the success of the Acreage Arrangement, and we cannot guarantee that the Acreage Arrangement will close in the near future, or at all, and even if closed, that we will achieve the expected benefits of the transaction.

Our expansion plans into the United States are currently based on the Acreage Arrangement.  See “Business—U.S. Regulatory Framework—The Acreage Arrangement” for additional information regarding the Acreage Arrangement.  The effectiveness of the Acreage Arrangement is subject to certain conditions, including, among other things, that U.S. federal law is amended to permit the general cultivation, distribution and possession of marijuana or to remove the regulation of such activities from the federal laws of the United States and the receipt of the certain regulatory approvals. Such conditions have not yet occurred. See “—Cannabis is a controlled substance in the United States and therefore subject to the Controlled Substances Import and Export Act.”  There is no guarantee that U.S. federal law will be amended to legalize cannabis in the near future, or at all.  Additionally, the regulatory approval processes may take a lengthy period of time to complete, which could delay closing of the Acreage Arrangement.

Certain of these conditions, including the U.S. federal legalization of cannabis, are outside of our control. There can be no certainty, nor can we provide any assurance, that all conditions precedent to the consummation of the acquisition will be satisfied or waived, or, if satisfied or waived, when they will be satisfied or waived and, accordingly, the Acreage Arrangement may not be completed. If, for any reason, the Acreage Arrangement is not completed or its completion is materially delayed and/or the Acreage Arrangement Agreement is terminated, the market price of our common shares may be materially adversely affected. In such events, our business, financial condition or results of operations could also be subject to various material adverse consequences, including that we would remain liable for costs relating to the Acreage Arrangement.

Even if we do close the Acreage Arrangement, the intended benefits of the Acreage Arrangement may not be realized. The Acreage Arrangement poses risks for our ongoing operations, including, among others, (i) that senior management’s attention may be diverted from the management of daily operations to the integration of the Acreage operations, (ii) costs and expenses associated with any undisclosed or potential liabilities, (iii) that the Acreage business may not perform as well as anticipated and (iv) that unforeseen difficulties may arise in integrating the Acreage business.

We cannot assure you that the Acreage Arrangement will be accretive to us in the near term or at all. Furthermore, if we fail to realize the intended benefits of Acreage Arrangement, the market price of our common shares could decline to the extent that the market price reflects those benefits.

Controlled substance and other legislation and treaties may restrict or limit our ability to research, manufacture and develop a commercial market for our products outside of the jurisdictions in which we currently operate and our expansion into such jurisdictions is subject to risks.

Approximately 250 substances, including cannabis, are listed in the Schedules annexed to the UN Single Convention, the Convention on Psychotropic Substances (Vienna, 1971) and the Convention against Illicit Traffic in Narcotic Drugs and Psychotropic Substances (introducing control on precursors) (Vienna, 1988). The purpose of these listings is to control and limit the use of these drugs according to a classification of their therapeutic value, risk of abuse and health dangers, and to minimize the diversion of precursor chemicals to illegal drug manufacturers. The 1961 UN Single Convention on Narcotic Drugs, as amended in 1972 classifies cannabis as a Schedule I (“substances with addictive properties, presenting a serious risk of abuse”) and as a Schedule IV (“the most dangerous substances, already listed in Schedule I, which are particularly harmful and of extremely limited medical or therapeutic value”) narcotic drug. The 1971 UN Convention on Psychotropic Substances classifies THC as a Schedule I psychotropic substance (substances presenting a high risk of abuse, posing a particularly serious threat to public health which are of very little or no therapeutic value). Many countries are parties to these conventions, which govern international trade and domestic control of these substances, including cannabis. They may interpret and implement their obligations in a way that creates legal obstacles to our obtaining manufacturing and/or marketing approval for our products in those countries. These countries may not be willing or able to amend or otherwise modify their laws and regulations to permit our products to be manufactured and/or marketed and achieving such amendments to the laws and regulations may take a prolonged period of time. There can be no assurance that any market for our products will develop in any jurisdiction in which we do not currently have operations. We may face new or unexpected risks or significantly increase our exposure to one or more existing risk factors, including economic instability, political instability, changes in laws and regulations and the effects of competition. These factors may limit our capability to successfully expand our operations into such jurisdictions and may have a material adverse effect on our business, financial condition and results of operations.

Investments and joint ventures outside of Canada and the United States are subject to the risks normally associated with any conduct of business in foreign countries, including varying degrees of political, legal and economic risk.

Much of our exposure to markets in jurisdictions outside of Canada and the United States is through investments and joint ventures. These investments and joint ventures are subject to the risks normally associated with any conduct of business in foreign and/or emerging countries including political risks; civil disturbance risks; changes in laws or policies of particular countries, including those relating to royalties, duties, imports, exports and currency; the cancellation or renegotiation of contracts; the imposition of royalties, net profits payments, tax increases or other claims by government entities, including retroactive claims; a disregard for due process and the rule of law by local courts; the risk of expropriation and nationalization; delays in obtaining or the inability to obtain necessary governmental permits or the reimbursement of refundable tax from fiscal authorities.

Threats or instability in a country caused by political events including elections, change in government, changes in personnel or legislative bodies, foreign relations or military control present serious political and social risk and instability causing interruptions to the flow of business negotiations and influencing relationships with government officials. Changes in policy or law may have a material adverse effect on our business, financial condition and results of operations. The risks include increased “unpaid” state participation, higher energy costs, higher taxation levels and potential expropriation.

Other risks include the potential for fraud and corruption by suppliers or personnel or government officials which may implicate us, compliance with applicable anti-corruption laws, including the FCPA and the Corruption of Foreign Public Officials Act (Canada) by virtue of our operating in jurisdictions that may be vulnerable to the possibility of bribery, collusion, kickbacks, theft, improper commissions, facilitation payments, conflicts of interest and related party transactions and our possible failure to identify, manage and mitigate instances of fraud, corruption or violations of our code of conduct and applicable regulatory requirements.

There is also the risk of increased disclosure requirements; currency fluctuations; restrictions on the ability of local operating companies to hold Canadian dollars, U.S. dollars or other foreign currencies in offshore bank accounts; import and export regulations; increased regulatory requirements and restrictions; limitations on the repatriation of earnings or on our ability to assist in minimizing our expatriate workforce’s exposure to double taxation in both the home and host jurisdictions; and increased financing costs.

These risks may limit or disrupt our joint ventures, strategic alliances or investments, restrict the movement of funds, cause us to have to expend more funds than previously expected or required or result in the deprivation of contract rights or the taking of property by nationalization or expropriation without fair compensation, and may materially adversely affect our financial position and/or results of operations. In addition, the enforcement by us of our legal rights in foreign countries, including rights to exploit our properties or utilize our permits and licenses and contractual rights may not be recognized by the court systems in such foreign countries or enforced in accordance with the rule of law.

We may invest in companies, or engage in joint ventures, in countries with developing economies. It is difficult to predict the future political, social and economic direction of the countries in which we operate, and the impact government decisions may have on our business. Any political or economic instability in the countries in which we operate could have a material and adverse effect on our business, financial condition and results of operations.

Our use of joint ventures may expose us to risks associated with jointly owned investments.

We currently operate parts of our business through joint ventures with other companies, and we may enter into additional joint ventures and strategic alliances in the future. Joint venture investments may involve risks not otherwise present for investments made solely by us, including: (i) we may not control the joint ventures; (ii) our joint venture partners may not agree to distributions that we believe are appropriate; (iii) where we do not have substantial decision-making authority, we may experience impasses or disputes with our joint venture partners on certain decisions, which could require us to expend additional resources to resolve such impasses or disputes, including litigation or arbitration; (iv) our joint venture partners may become insolvent or bankrupt, fail to fund their share of required capital contributions or fail to fulfil their obligations as a joint venture partner; (v) the arrangements governing our joint ventures may contain certain conditions or milestone events that may never be satisfied or achieved; (vi) our joint venture partners may have business or economic interests that are inconsistent with ours and may take actions contrary to our interests; (vii) we may suffer losses as a result of actions taken by our joint venture partners with respect to our joint venture investments; (viii) it may be difficult for us to exit a joint venture if an impasse arises or if we desire to sell our interest for any reason; and (ix) our joint venture partners may exercise termination rights under the relevant agreements. Any of the foregoing risks could have a material adverse effect on our business, financial condition and results of operations. In addition, we may, in certain circumstances, be liable for the actions of our joint venture partners.

There can be no assurance that our current and future acquisitions, strategic alliances, investments or expansions of scope of existing relationships will have a beneficial impact on our business, financial condition and results of operations.

We currently have, and may in the future enter into, acquisitions, additional strategic alliances or investments with third parties that we believe will complement or augment our existing business. Our ability to complete acquisitions or strategic alliances is dependent upon, and may be limited by, the availability of suitable candidates and capital. In addition, acquisitions or strategic alliances could present unforeseen integration obstacles or costs, may not enhance our business, and/or may involve risks that could adversely affect us, including significant amounts of management time that may be diverted from operations in order to pursue and complete such transactions or maintain such strategic alliances. Future acquisitions or strategic alliances could result in the incurrence of additional debt, costs and contingent liabilities, and there can be no assurance that future acquisitions or strategic alliances will achieve, or that our existing acquisitions or strategic alliances will continue to achieve, the expected benefits to our business or that we will be able to consummate future acquisitions or strategic alliances on satisfactory terms, or at all. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

In addition, future acquisitions, including the acquisition of Acreage (if the Acreage Arrangement is completed), could result in future issuances of our securities, including up to 171,227,420 common shares that may be issued in the future in connection with the closing of the Acreage Arrangement and the associated top-up right of the CBI Group pursuant to the New Investor Rights Agreement. Such issuances of securities may have an adverse effect on the market price of the common shares. See “—Our expansion plans into the United States rely on the success of the Acreage Arrangement, and we cannot guarantee that the Acreage Arrangement will close in the near future, or at all.”

We are subject to risks relating to our current and future operations in emerging markets.

We have operations in various emerging markets, such as Latin America and the Caribbean, and may have operations in additional emerging markets in the future. Such operations expose us to the socio-economic conditions as well as the laws governing the cannabis industry in such countries. Inherent risks with conducting foreign operations include, but are not limited to: high rates of inflation; extreme fluctuations in currency exchange rates, military repression; war or civil war; social and labor unrest; organized crime; hostage taking; terrorism; violent crime; expropriation and nationalization; renegotiation or nullification of existing licenses, approvals, permits and contracts; changes in taxation policies; restrictions on foreign exchange and repatriation; and changing political norms, banking and currency controls and governmental regulations that favor or require us to award contracts in, employ citizens of, or purchase supplies from, the jurisdiction.

Governments in certain foreign jurisdictions intervene in their economies, sometimes frequently, and occasionally make significant changes in policies and regulations. Changes, if any, in cannabis industry policies or shifts in political attitude in the countries in which we operate may adversely affect our operations or profitability. Operations may be affected in varying degrees by government regulations with respect to, but not limited to, restrictions on production, price controls, export controls, currency remittance, importation of product and supplies, income and other taxes, royalties, the repatriation of profits, expropriation of property, foreign investment, maintenance of licenses, approvals and permits, environmental matters, land use, land claims of local people, water use and workplace safety. Failure to comply strictly with applicable laws, regulations and local practices could result in loss, reduction or expropriation of licenses, or the imposition of additional local or foreign parties as joint venture partners with carried or other interests.

We continue to monitor developments and policies in the emerging markets in which we operate and assess the impact thereof to our operations; however, such developments cannot be accurately predicted and could have an adverse effect on our operations or profitability.

Risks Relating to Competition, Performance and Operations

The current outbreak of the novel coronavirus, or COVID-19, has caused severe disruptions in the global economy and to our business, and may have an adverse impact on our performance and results of operations.

The recent outbreak of the novel coronavirus, or COVID-19, which has been declared by the World Health Organization (“WHO”) to be a “pandemic”, has spread across the globe and is impacting worldwide economic activity. COVID-19 has severely restricted the level of economic activity around the world and in all countries in which we or our affiliates operate. For instance, economic activity in Alberta, one of our key markets, has significantly declined due to the reduction in oil prices, a key component of the Alberta economy, which has led to less discretionary consumer spending and lower spending on cannabis products. A public health epidemic, including COVID-19, or the fear of a potential pandemic, poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, and our customers may be prevented from purchasing our products, due to shutdowns, “stay at home” mandates or other preventative measures that may be requested or mandated by governmental authorities. The governments of many countries, states, cities and other geographic regions have taken such preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes. Temporary closures of businesses have been ordered and numerous other businesses have temporarily closed voluntarily. Such actions are creating disruption in global supply chains, increasing rates of unemployment and adversely impacting many industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown.

The effect of COVID-19 could include closures of our facilities or the facilities of our suppliers and other vendors in our supply chain and other preventive and protective measures in our supply chain. If the pandemic persists, closures or other restrictions on the conduct of business operations of our third-party manufacturers, suppliers or vendors could disrupt our supply chain. While we have not yet experienced delays in shipping, the increased global demand on shipping and transport services may cause us to experience delays in the future which could impact our ability to obtain materials or deliver our products in a timely manner. These factors could otherwise disrupt our operations and could have an adverse effect on our business, financial condition and results of operations. In various provinces in Canada, cannabis retailers have been restricted to conducting sales via curbside pickup and online delivery or are reducing opening hours, staff onsite and reducing the number of customers allowed in-store for cannabis retailers that continue to be open. For example, all of our corporate owned stores in Newfoundland and Labrador, Manitoba and Saskatchewan were temporarily closed on March 17, 2020, however, many have now reopened but are operating on reduced hours. In Ontario, all of the Tweed and Tokyo Smoke stores that are operated by independent operators pursuant to licensing arrangements were temporarily closed but have since reopened with reduced hours of operation and are offering consumers click-and-collect and delivery services.

Retailers of our products in Canada and the United States have in some cases been determined to be, and may in other cases be deemed in the future, nonessential and be required to close or choose to suspend or significantly curtail their operations due to health and safety concerns for their employees. Further, those retail operations that we have been able to reopen may be closed in the future in the event that governments reinstitute closures for public health reasons. Even if our production facilities remain open, mandatory or voluntary self-quarantines and travel restrictions may limit our employees’ ability to get to our facilities, and this, together with impacts on our supply chain and the uncertainty produced by the rapidly evolving nature of COVID-19, may result in reduced or suspended production. Those types of restrictions could also impact the abilities of customers in certain Canadian provinces or the United States to continue to have access to our products. Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur could impact personnel at third-party manufacturing facilities in Canada and the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain, in particular in relation to our supply of masks, gowns and other protective equipment used at our facilities due to the global shortage of such protective equipment and materials.

As a result of COVID-19, we have implemented work-from-home policies for certain employees and the effects of our work-from-home policies may negatively impact productivity, disrupt access to books and records, increase cybersecurity risks and disrupt our business, and we do not yet know when we will be able to return to the office. In addition, the effects of COVID-19 may delay our R&D programs and our ability to execute on certain of our strategic plans involving construction. So long as measures to combat COVID-19 stay in effect, we expect COVID-19 to negatively affect our results of operations. The global impact of COVID-19 continues to evolve rapidly, and the extent of its effect on our operational and financial performance will depend on future developments, which are highly uncertain, including the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, and the direct and indirect economic effects of the pandemic and related containment measures, among others.

Even after the pandemic subsides, our businesses could also be negatively impacted should the effects of COVID-19 lead to changes in consumer behavior, including as a result of a decline in discretionary spending. During the past year, financial conditions for the cannabis industry have faced increased volatility. Moreover, future events could cause global financial conditions to suddenly and rapidly destabilize, and governmental authorities may have limited resources to respond to such future crises. Future crises may be precipitated by any number of causes, including natural disasters, geopolitical instability, changes to energy prices or sovereign defaults. Any sudden or rapid destabilization of global economic conditions could negatively impact our ability to obtain equity or debt financing or make other suitable arrangements to finance our projects. If increased levels of volatility continue, there is a rapid destabilization of global economic conditions or a prolonged recession resulting from the pandemic, it would likely materially affect our business and the value of our common shares.

We may not be able to achieve or maintain profitability and may continue to incur losses in the future.

We have incurred losses in recent periods. We may not be able to achieve or maintain profitability and may continue to incur significant losses in the future. In addition, we expect to continue to increase our capital investments and operating expenses as we implement initiatives to continue to grow our business. If our revenues do not increase to offset these expected increases in costs and operating expenses, we will not be profitable. If our revenue declines or fails to grow at a rate faster than our operating expenses, and we are unable to secure funding under terms that are favorable or acceptable to us, or at all, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We may not achieve profitability in the future and, even if we do become profitable, we might not be able to sustain that profitability. There is no assurance that future revenues will be sufficient to generate the funds required to continue operations without external funding.

We may not be able to supply the provincial purchasers in various provinces and territories of Canada with our products in the quantities or prices anticipated, or at all.

Our current revenues are largely dependent upon our supply contracts with the various Canadian provinces and territories. There are many factors which could impact our contractual agreements with the provinces and territories, including but not limited to availability of supply, product selection and the popularity of our products with retail customers. If our supply agreements with certain Canadian provinces are amended, terminated or otherwise altered, our sales and operating results could be adversely affected, which could have a material adverse effect on our business, operating results and financial condition.

Our supply arrangements with provincial purchasers, each of which we understand to be substantially similar in all material respects with the supply arrangements entered into with the other license holders in the Canadian cannabis industry, do not contain any binding minimum purchase obligations on the part of the relevant provincial purchaser.

We expect purchase orders to be primarily driven by end-consumer demand for our products and the relevant provincial purchaser supply at the relevant time. Accordingly, we cannot predict the quantities of our products that will be purchased by the provincial purchasers, or if our products will be purchased at all. Provincial purchasers may change the terms of the supply agreements at any time during the supply relationship including on pricing, have broad rights of return of products and are under no obligation to purchase products. As a result, provincial purchasers have a significant amount of control over the terms of the supply arrangements.

The effect of the legalization of recreational cannabis in Canada on the medical cannabis industry in Canada is still uncertain, and it may have a significant negative effect upon our medical cannabis business if our existing or future medical-use customers decide to purchase products available in the recreational market instead of purchasing medical-use products from us.

On October 17, 2018, the Cannabis Act came into effect. The Cannabis Act allows individuals over the age of 18 to legally purchase, process and cultivate limited amounts of cannabis for recreational use in Canada, subject to provincial and territorial age restrictions which may increase the age of purchase in the province or territory.  As a result, individuals who rely upon the medical cannabis market to supply their medical cannabis and cannabis-based products may cease this reliance, and instead turn to the recreational cannabis market to supply their cannabis and cannabis-based products.  Factors that will influence this decision include the price of medical cannabis products in relation to similar recreational cannabis products, the amount of active ingredients in medical cannabis products in relation to similar recreational cannabis products, the types of cannabis products available to adult users and limitations on access to recreational cannabis products imposed by the regulations under the Cannabis Act and the legislation governing the distribution and sale of cannabis that has been enacted by the individual provinces and territories of Canada. The impact of the legalization of recreational cannabis in Canada on the medical cannabis industry is uncertain, and while we cannot predict its impact on our sales and revenue prospects, it may be adverse.

The recreational cannabis market in Canada may become oversupplied following the recent implementation of the Cannabis Act and the related legalization of cannabis for recreational use.

As a result of the recent implementation of the Cannabis Act and the legalization of adult cannabis use, numerous additional cannabis producers have and may continue to enter the Canadian market. We and such other cannabis producers may produce more cannabis than is needed to satisfy the collective demand of the Canadian medical and proposed recreational markets, and we may be unable to export that over-supply into other markets. As a result, the available supply of cannabis could exceed demand, which could result in a significant decline in the market price for cannabis, which could have a material adverse effect on our business, financial condition and results of operations.

Given the early stage of the cannabis and U.S. hemp industries, we rely largely on our own market research to forecast industry trends and statistics as detailed forecasts are, with certain exceptions, not generally available from other sources. A failure in the demand for our products to materialize as a result of competition, technological change, change in the regulatory or legal landscape or other factors could have a material adverse effect on our business, financial condition and results of operations

We may be unsuccessful in competing in the legal recreational cannabis market in Canada.

We face competition from existing license holders licensed under the Cannabis Act. Certain of these competitors may have significantly greater financial, production, marketing, R&D and technical and human resources than we do. As a result, our competitors may be more successful than us in gaining market penetration and market share in the recreational cannabis industry in Canada. Our commercial opportunity in the recreational market could be reduced or eliminated if our competitors produce and commercialize products for the recreational market that, among other things, are safer, more effective, more convenient or less expensive than the products that we may produce, have greater sales, marketing and distribution support than our products, enjoy enhanced timing of market introduction and perceived effectiveness advantages over our products and receive more favorable publicity than our products. If our recreational products do not achieve an adequate level of acceptance by the recreational market, we may not generate sufficient revenue from these products, and our proposed recreational business may not become profitable.

The Cannabis Act proposes to allow individuals to cultivate, propagate, harvest and distribute up to four cannabis plants per household, despite certain provincial restrictions, provided that each plant meets certain requirements. If we are unable to effectively compete with other suppliers to the recreational cannabis market, or a significant number of individuals take advantage of the ability to cultivate and use their own cannabis, our recreational business may be negatively impacted.

In addition, the Cannabis Act allows for licenses to be granted for outdoor cultivation, which may reduce start-up capital required for new entrants in the cannabis industry.  It may also ultimately lower prices, as capital expenditure requirements related to outdoor growing are typically much lower than those associated with indoor growing.  Such results may also have a material adverse impact on our business, financial condition and result of operation.

The Canadian excise duty framework may affect profitability.

Canada’s excise duty framework imposes an excise duty and various regulatory-like restrictions on certain cannabis products sold in Canada. We currently hold licenses issued by the Canada Revenue Agency (“CRA”) required to comply with this excise framework. Any change in the rates or application of excise duty to cannabis products sold by us, and any restrictive interpretations by the CRA or the courts of the regulatory-like restrictions contained in the Excise Act, 2001 (which may be different than those contained in the Cannabis Act) may affect our profitability and ability to compete in the market.

The industries and markets in which we operate are relatively new, and these industries and markets may not continue to exist or grow as anticipated or we may ultimately be unable to succeed in these industries and markets.

The cannabis and U.S. hemp industries and markets in which we operate are relatively new, can be highly speculative, are rapidly expanding and may ultimately not be successful. In addition to being subject to general business risks, a business involving an agricultural product and a regulated consumer product, we need to continue to build brand awareness in these industries and markets through significant investments in our strategy, our production capacity, quality assurance and compliance with regulations. These activities may not promote our brands and products as effectively as intended, or at all. Competitive conditions, consumer tastes, patient requirements and spending patterns in these new industries and markets are relatively unknown and may have unique circumstances that differ from existing industries and markets. We are subject to all of the business risks associated with a new business in a niche market, including risks of unforeseen capital requirements, failure of widespread market acceptance of our products, failure to establish business relationships and competitive disadvantages against larger and more established competitors.

Accordingly, there are no assurances that these industries and markets will continue to exist or grow as currently estimated or anticipated, or function and evolve in a manner consistent with management’s expectations and assumptions, and a failure to do so could have a material adverse effect on our business, financial condition and results of operations.

We and certain of our subsidiaries have limited operating history and therefore we are subject to many of the risks common to early-stage enterprises.

We have a limited history of operations and are in an early stage of development as we attempt to create a global infrastructure to capitalize on the opportunity in the cannabis industry. Accordingly, we are subject to many of the risks common to early-stage enterprises, including under-capitalization, limitations with respect to personnel, other resources and lack of revenue. Our limited operating history may also make it difficult for investors to evaluate our prospects for success. There is no assurance that we will be successful and our likelihood of success must be considered in light of our stage of operations.

We may not be able to successfully manage our growth.

We have completed our initial investment phase and have begun pivoting to a focused execution phase, and may be subject to growth-related risks, including capacity constraints and pressure on our internal systems and controls, which may place significant strain on our operational and managerial resources. In addition, we are subject to a variety of business risks generally associated with developing companies. Our ability to manage growth effectively will require us to continue to implement and improve our operational and financial systems and to expand, train and manage our employee base. There can be no assurances that we will be able to manage growth successfully. Our inability to manage growth successfully could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Failure to establish and maintain effective internal control over financial reporting may result in our not being able to accurately report our financial results, which could result in a loss of investor confidence and adversely affect the market price of our common shares.

We are responsible for establishing and maintaining adequate internal control over financial reporting, which is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Because we are implementing new financial control and management systems, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A failure to prevent or detect errors or misstatements may result in a decline in the price of our common shares and harm our ability to raise capital in the future.

If our management is unable to certify the effectiveness of our internal controls or if material weaknesses or significant deficiencies in our internal controls are identified, we could be subject to regulatory scrutiny and a loss of public confidence, which could harm our business and cause a decline in the price of our common shares. In connection with our reporting requirements in Canada, we reported in our Form 40-F for the fiscal years ended March 31, 2018 and 2019, that our internal control over financial reporting was not effective due to a material weakness. In addition, due to the same material weakness, we reported that our disclosure controls and procedures were not effective as of March 31, 2018 and 2019. As disclosed under  “Controls and Procedures” in our Annual Report on Form 40-F for the fiscal year ended March 31, 2019, as of March 31, 2019, management concluded that a material weakness existed in internal controls over company-wide “End User Computer” (“EUC”) spreadsheets. This material weakness was initially identified as of March 31, 2017. The accounting complexities encountered in financial reporting rely on complex spreadsheets, most significantly around the valuation of inventory and biological assets and the related classification of line items on the consolidated statements of operations. Spreadsheets are inherently prone to error due to their manual nature. Our controls related to spreadsheets did not address all risks associated with access security, data entry and evidence of review of completed spreadsheets.

In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in the price of our common shares and harm our ability to raise capital. Failure to accurately report our financial performance on a timely basis could also jeopardize our listing on the TSX or the NYSE. Delisting of our common shares on any exchange would reduce the liquidity of the market for our common shares, which would reduce the price of and increase the volatility of the price of our common shares.

We do not expect that our disclosure controls and procedures and internal control over financial reporting will prevent all error or fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within an organization are detected. The inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by individual acts of certain persons, by collusion of two or more people or by management override of the controls. Due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected in a timely manner or at all. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results could be materially adversely affected, which could also cause investors to lose confidence in our reported financial information, which in turn could result in a reduction in the trading price of our common shares.

In addition, acquisitions can pose challenges in implementing the required processes, procedures and controls in the new operations. Companies that are acquired by us, including Acreage (if the Acreage Arrangement is completed), may not have disclosure controls and procedures or internal control over financial reporting that are as thorough or effective as those required by the securities laws that currently apply to us.

We are subject to liability arising from any fraudulent or illegal activity by our employees, contractors and consultants.

We are exposed to the risk that our employees, independent contractors and consultants may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (i) applicable laws and regulations; (ii) manufacturing standards; (iii) federal and provincial healthcare fraud and abuse of federal, state and provincial laws and regulations; or (iv) laws that require the true, complete and accurate reporting of financial information or data. It is not always possible for us to identify and deter misconduct by our employees and other third parties, and the precautions taken by us to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are brought against us, and we are not successful in defending us or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment of our operations, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our cannabis cultivation and U.S. hemp operations are subject to risks inherent in the agricultural business.

Our business involves the growing of cannabis, an agricultural product, in certain jurisdictions where that activity is permitted. As such, our business is subject to the risks inherent in the agricultural business, such as insects, plant diseases and similar agricultural risks that may create crop failures and supply interruptions for our customers.

Weather conditions and climate, which can vary substantially from year to year, may have a significant impact on the size and quality of the harvest of the crops processed and sold by us. Such adverse weather patterns could result in more permanent disruptions in the quality and size of the available crop, which could adversely affect our business. Like other agricultural products, the quality of cannabis grown outdoors is affected by weather and the environment, which can change the quality or size of the harvest. If a weather event is particularly severe, such as a major drought or hurricane, the affected harvest could be destroyed or damaged to an extent that it would be less desirable to our customers, which would result in a reduction in revenues. If such an event is also widespread, it could affect our ability to acquire the quantity of products required by customers. In addition, other items can affect the marketability of cannabis grown outdoors, including, among other things, the presence of non-cannabis related material, genetically modified organisms and excess residues of pesticides, fungicides and herbicides.

Significant increases or decreases in the total harvest will impact the sales of our products and, consequently, the profits and results of our operations. High degrees of quality variance can also affect processing velocity and capacity utilization, as the processes required to potentially upgrade lower or more variable quality product can slow overall processing times. There can be no assurance that natural elements will not have a material adverse effect on the production of our products.

Our cannabis cultivation operations are vulnerable to rising energy costs and dependent upon key inputs.

Our cannabis cultivation operations consume considerable energy, making us vulnerable to rising energy costs. Rising or volatile energy costs may have a material adverse effect on our business, financial condition and results of operations.

In addition, our business is dependent on a number of key inputs and their related costs, including raw materials and supplies related to our growing operations, as well as electricity, water and other utilities. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs could materially impact our financial condition and operating results. Any inability to secure required supplies and services or to do so on appropriate terms could have a materially adverse impact on our business, financial condition and operating results.

We, or the cannabis and U.S. hemp industries more generally, may receive unfavorable publicity or become subject to negative consumer perception.

We believe that the cannabis and U.S. hemp industries are highly dependent upon broad social acceptance and consumer perception regarding the safety, efficacy and quality of the cannabis and U.S. hemp products, as well as consumer views concerning regulatory compliance. Consumer perception of our products can be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention, market rumors or speculation and other publicity regarding the consumption of cannabis and U.S. hemp products. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the cannabis or U.S. hemp markets or any particular product, or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings or publicity could have a material adverse effect on the cannabis industry, and therefore demand for our products and services, our business, financial condition, results of operations and cash flows.

Our dependence upon consumer perceptions means that adverse scientific research reports, findings, regulatory proceedings, litigation, media attention or other publicity, whether or not accurate or with merit, could have a material adverse effect on the demand for our products, and our business, financial condition, results of operations and cash flows. Further, adverse publicity, reports or other media attention regarding the safety, efficacy and quality of cannabis or U.S. hemp in general, or our products specifically, or associating the consumption or use of cannabis or U.S. hemp with illness or other negative effects or events, could have such a material adverse effect on us. Such adverse publicity reports or other media attention could arise even if the adverse effects associated with such products resulted from consumers’ failure to consume such products legally, appropriately or as directed.

The increased usage of social media and other web-based tools used to generate, publish and discuss user-generated content and to connect with other users has made it increasingly easier for individuals and groups to communicate and share opinions and views on our operations and activities, whether true or not, and the cannabis and U.S. hemp industries in general, whether true or not. Social media permits user-generated content to be distributed to a broad audience which can respond or react, in near real time, with comments that are often not filtered or checked for accuracy. Accordingly, the speed with which negative publicity (whether true or not) can be disseminated has increased dramatically with the expansion of social media. The dissemination of negative or inaccurate posts, comments or other user-generated content about us on social media (including those published by third-parties) could damage our brand, image and reputation or how the cannabis or U.S. hemp industries are perceived generally, which could have a detrimental impact on the market for our products and thus on our business, financial condition and results of operations.

In addition, certain well-funded and significant businesses may have strong economic opposition to the cannabis or U.S. hemp industries. Lobbying by such groups, and any resulting inroads they might make in halting or rolling back the cannabis and U.S. hemp movements, could affect how the cannabis or U.S. hemp industries are perceived by others and could have a detrimental impact on the market for our products and thus on our business, financial condition and results of operations.

Moreover, the parties with which we do business may perceive that they are exposed to reputational risk as a result of our cannabis or U.S. hemp related business activities. Failure to establish or maintain business relationships could have a material adverse effect on our business, financial condition and results of operations.

Any third-party service provider could suspend or withdraw its services to us if it perceives that the potential risks exceed the potential benefits to such services. For example, we face challenges making U.S. dollar wire transfers or engaging any third-party supplier with a substantial presence where cannabis is not federally legal (including the United States). While we have other banking relationships and believe that the services can be procured from other institutions, we may in the future have difficulty maintaining existing, or securing new, bank accounts or clearing services.

Although we take care in protecting our image and reputation, we do not ultimately have control over how we or the cannabis or U.S. hemp industries are perceived by others. Reputation loss may result in decreased investor confidence, increased challenges in developing and maintaining community relations and an impediment to our overall ability to advance our business strategy and realize on our growth prospects, thereby having a material adverse impact on our business, financial condition and results of operations.

We may not successfully execute our business strategy.

An important part of our business strategy involves expanding operations in international markets, including in markets where we currently do not operate. We may be unable to pursue this strategy in the future at the desired pace or at all. We may be unable to, among other things, identify suitable companies to acquire or invest in; complete acquisitions on satisfactory terms; successfully expand our infrastructure and sales force to support growth; achieve satisfactory returns on acquired companies, particularly in countries where we do not currently operate; or enter into successful business arrangements for technical assistance or management expertise outside of North America.

In addition, the process of integrating acquired businesses, particularly in new markets, may involve unforeseen difficulties, such as loss of key employees, and may require a disproportionate amount of management’s attention and financial and other resources. We can give no assurance that we will ultimately be able to effectively integrate and manage the operations of any acquired business, including Acreage (if the Acreage Arrangement is completed), or realize anticipated synergies. The failure to successfully integrate the cultures, operating systems, procedures and information technologies of an acquired business could have a material adverse effect on our business, financial condition or results of operations.

If we succeed in expanding our existing businesses, such expansion may place increased demands on management, operating systems, internal controls and financial and physical resources. If not managed effectively, these increased demands may adversely affect the services provided to customers. In addition, our personnel, systems, procedures and controls may be inadequate to support future operations, particularly with respect to operations in countries outside of North America. Consequently, in order to manage growth effectively, we may be required to increase expenditures to increase our physical resources, expand, train and manage our employee base, improve management, financial and information systems and controls, or make other capital expenditures. Our business, financial condition and results of operations could be adversely effected if we encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by future growth.

The markets that we operate in are increasingly competitive and we may compete for market share with other companies, both domestically and internationally, that may have longer operating histories and more financial resources, manufacturing and marketing experience than us.

The markets for cannabis and U.S. hemp are competitive and evolving and we face intense competition from both existing and emerging companies that offer similar products. Some of our current and potential competitors may have longer operating histories, greater financial, marketing and other resources and larger customer bases than us. In addition, there is potential that the cannabis and U.S. hemp industries will undergo consolidation, creating larger companies with financial resources, manufacturing and marketing capabilities and product offerings that are greater than ours. As a result of this competition, we may be unable to maintain our operations or develop them as currently proposed on terms we consider acceptable, or at all. Increased competition by larger, better-financed competitors with geographic advantages could materially and adversely affect our business, financial condition and results of operations. For example, we may not be able to enter into supply agreements or negotiate favorable prices. If we are unable to achieve our business objectives, such failure could materially and adversely affect our business, financial condition and results of operations. Moreover, competitive factors may result in us being unable to enter into desirable arrangements with new partners, to recruit or retain qualified employees or to acquire the capital necessary to fund our capital investments.

Given the rapid changes affecting global, national and regional economies generally, and the cannabis and U.S. hemp industries in particular, we may not be able to create and maintain a competitive advantage in the marketplace. Our success will depend on our ability to respond to, among other things, changes in the economy, regulatory conditions, market conditions and competitive pressures. Any failure by us to anticipate or respond adequately to such changes could have a material and adverse effect on our business, financial condition, operating results, liquidity, cash flow and operational performance.

In Canada, the number of licenses granted, and the number of license holders ultimately authorized by Health Canada could also have an impact on our operations. We expect to face additional competition from new market entrants that are granted licenses under the Cannabis Act or existing license holders which are not yet active in the industry. If a significant number of new licenses are granted by Health Canada in the near term, we may experience increased competition for market share and may experience downward price pressure on our products as new entrants increase production. We may also face competition from illegal cannabis dispensaries that are selling cannabis to individuals despite not having a valid license. Despite raids of dispensaries, many dispensaries are still in operation, providing additional competition.

If the number of users of medical and/or recreational cannabis increases, the demand for products will increase and we expect that competition will become more intense, as current and future competitors begin to offer an increasing number of diversified products. To remain competitive, we will require a continued high level of investment in R&D, sales and customer support. We may not have sufficient resources to maintain R&D, sales and customer support efforts on a competitive basis which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, the Canadian federal authorization of home cultivation, outdoor grow, and the easing of other barriers to entry into a Canadian recreational cannabis market, could materially and adversely affect our business, financial condition, results of operations or growth prospects.

Additionally, the legal landscape for medical and recreational cannabis is changing internationally. More countries have passed laws that allow for the production and distribution of medical cannabis in some form or another, and some of these countries may pass laws allowing for the production and distribution of recreational cannabis as well. Increased international competition could materially and adversely affect our business, operations or growth prospects.

We face competition from the illegal cannabis market.

We face competition from illegal dispensaries and the illegal market that are unlicensed and unregulated, and that are selling cannabis and cannabis products, including products with higher concentrations of active ingredients, using flavors or other additives or engaging in advertising and promotion activities that we are not permitted to. As these illegal market participants do not comply with the regulations governing the cannabis industry, their operations may also have significantly lower costs. The perpetuation of the illegal market for cannabis may have a material adverse effect on our business, results of operations, as well as the perception of cannabis use.

We are subject to risks related to the protection and enforcement of our intellectual property rights, and we may be unable to protect or enforce our intellectual property rights.

The ownership and protection of our intellectual property rights is a significant aspect of our future success. Currently we rely on trade secrets, technical know-how, proprietary information and certain patent filings to maintain our competitive position. We try to protect our intellectual property by seeking and obtaining registered protection where possible, developing and implementing standard operating procedures to protect trade secrets, technical know-how and proprietary information, and entering into agreements with parties that have access to our inventions, trade secrets, technical know-how and proprietary information, such as our partners, collaborators, employees and consultants, to protect confidentiality and ownership. We also seek to preserve the integrity and confidentiality of our inventions, trade secrets, technical know-how and proprietary information by maintaining physical security of our premises and physical and electronic security of our information technology systems, and we seek to protect our trademarks and the goodwill associated therewith by monitoring and enforcing against unauthorized use of our trademarks.

It is possible that we will inadvertently disclose or otherwise fail to protect our inventions, trade secrets, technical know-how or proprietary information, or will fail to identify our inventions or trademarks as patentable or registrable intellectual property, or fail to obtain patent or registered trademark protection therefor.

We may be unable to protect our inventions, trade secrets, and other intellectual property from discovery or unauthorized use.

In relation to our agreements with parties that have access to our intellectual property, any of these parties may breach their obligations to us, and we may not have adequate remedies for such breach. In relation to our security measures, such security measures may be breached and we may not have adequate remedies for such breach. In addition, our intellectual property that has not yet been applied for or registered may otherwise become known to, or be independently developed by, competitors, or may already be the subject of applications for intellectual property registrations filed by our competitors, which may have a material adverse effect on our business, financial condition and results of operations.

We cannot provide any assurances that our inventions, trade secrets, technical know-how and other proprietary information will not be disclosed in violation of agreements, or that competitors will not otherwise gain access to our intellectual property or independently develop and file applications for intellectual property rights in a manner that adversely impacts our intellectual property rights. Unauthorized parties may attempt to replicate or otherwise obtain and use our inventions, trade secrets, technical know-how and proprietary information. Policing the unauthorized use of our current or future intellectual property rights could be difficult, expensive, time-consuming and unpredictable, as may be enforcing these rights against unauthorized use by others. Identifying unauthorized use of intellectual property rights is difficult as we may be unable to effectively monitor and evaluate the products being distributed by our competitors, including parties such as unlicensed dispensaries, and the processes used to produce such products. Additionally, if the steps taken to identify and protect our trade secrets are inadequate, we may be unable to enforce our rights in them against third parties.

Our intellectual property rights may be invalid or unenforceable under applicable laws, and we may be unable to have issued or registered, and unable to enforce, our intellectual property rights.

The laws and positions of intellectual property offices administering such laws regarding intellectual property rights relating to cannabis and cannabis-related products are constantly evolving, and there is uncertainty regarding which countries will permit the filing, prosecution, issuance, registration and enforcement of intellectual property rights relating to cannabis and cannabis-related products.

Specifically, we have sought trademark protection in many countries, including Canada, the United States and others. Our ability to obtain registered trademark protection for cannabis and cannabis-related goods and services (including hemp and hemp-related goods and services), may be limited in certain countries outside of Canada, including the U.S., where registered federal trademark protection is currently unavailable for trademarks covering the sale of cannabis products or certain goods containing U.S. hemp-derived CBD (such as dietary supplements and foods) until the FDA provides clearer guidance on the regulation of such products; and including Europe, where laws on the legality of cannabis use are not uniform, and trademarks cannot be obtained for products that are “contrary to public policy or accepted principles of morality.” Accordingly, our ability to obtain intellectual property rights or enforce intellectual property rights against third-party uses of similar trademarks may be limited in certain countries.

Moreover, in any infringement proceeding, some or all of our current or future trademarks, patents or other intellectual property rights or other proprietary know-how, or arrangements or agreements seeking to protect the same for our benefit, may be found invalid, unenforceable, anti-competitive or not infringed. An adverse result in any litigation or defense proceedings could put one or more of our current or future trademarks, patents or other intellectual property rights at risk of being invalidated or interpreted narrowly and could put existing intellectual property applications at risk of not being issued. Any or all of these events could materially and adversely affect our business, financial condition and results of operations.

We cannot offer any assurances about which, if any, patent applications will issue, the breadth of any such patent or whether any issued patents will be found invalid or unenforceable or which of our products or processes will be found to infringe upon the patents or other proprietary rights of third parties. Any successful opposition to future issued patents could deprive us of rights necessary for the successful commercialization of any new products or processes that we may develop.

In addition, there is no guarantee that any patent or other intellectual property applications that we file will result in registration or any enforceable intellectual property rights. Further, there is no assurance that we will find all potentially relevant prior art relating to any patent applications that we file, which may prevent a patent from issuing from a patent application or invalidate any patent that issues from such application. Even if patents do successfully issue, and cover our products and processes, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, found unenforceable or invalidated. Furthermore, even if they are unchallenged, any patent applications and future patents may not adequately protect our intellectual property rights, provide exclusivity for our products or processes or prevent others from designing around any issued patent claims. Any of these outcomes could impair our ability to prevent competition from third parties, which could materially and adversely affect our business, financial condition and results of operations.

We may be subject to allegations that we are in violation of third-party intellectual property rights, and we may be found to infringe third-party intellectual property rights, possibly without the ability to obtain licenses necessary to use such third-party intellectual property rights.

Other parties may claim that our products infringe on their intellectual property rights, including with respect to patents, and our operation of our business, including our development, manufacture and sale of our goods and services, may be found to infringe third-party intellectual property rights. There may be third-party patents or patent applications with claims to products or processes related to the manufacture, use or sale of our products and processes. There may be currently pending patent applications, some of which may still be confidential, that may later result in issued patents that our products or processes may infringe. In addition, third parties may obtain patents in the future and claim that use of our inventions, trade secrets, technical know-how and proprietary information, or the manufacture, use or sale of our products infringes upon those patents. Third parties may also claim that our use of our trademarks infringes upon their trademark rights. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, legal fees, result in injunctions, temporary restraining orders, other equitable relief, and/or require the payment of damages, any or all of which may have an adverse impact on our business. In addition, we may need to obtain licenses from third parties who allege that we have infringed on their lawful rights. Such licenses may not be available on terms acceptable to us, and we may be unable to obtain any licenses or other necessary or useful rights under third-party intellectual property.

Our germplasm collection is a key piece of our intellectual property, and we may be unable to protect, register or enforce our intellectual property rights in germplasm, and may infringe third-party intellectual property rights with respect to germplasm, possibly without the ability to obtain licenses necessary to use such third-party intellectual property rights.

Germplasm, including seeds, clones and cuttings, is the genetic material used to produce our crops and to create new cannabis varieties. We use our germplasm collection and advanced breeding technologies to produce cannabis varieties with superior performance. We rely on parental varieties for the success of our breeding program. Although we believe that the parental germplasm is proprietary to us, we may need to obtain licenses from third parties who may allege that we have appropriated their germplasm or their rights to such germplasm. Such licenses may not be available on terms acceptable to us, and we may be unable to obtain any licenses or other necessary or useful rights under third-party intellectual property. We seek to protect our parental germplasm, as appropriate, relying on intellectual property rights, including rights related to inventions (patents and plant breeders’ rights), trade secrets, technical know-how and proprietary information. There is a risk that we will fail to protect such germplasm or that we will fail to register rights in relation to such germplasm.

We also seek to protect our parental germplasm, and commercial varieties from pests and diseases and enhance plant productivity and fertility, and we conduct research into products that protect against crop pests and fungal diseases. There are several reasons why new product concepts in these areas may be abandoned, including greater than anticipated development costs, technical difficulties, regulatory obstacles, competition, inability to prove the original concept, lack of demand and the need to divert focus, from time to time, to other initiatives with perceived opportunities for better returns. The processes of breeding, development and trait integration are lengthy, and the germplasm we test may not be selected for commercialization. The length of time and the risk associated with breeding may affect our business. Our sales depend on our germplasm. Commercial success frequently depends on being the first company to the market, and many of our competitors are also making considerable investments in similar new and improved cannabis germplasm products. Consequently, there is no assurance that we will develop and deliver new cannabis germplasm products to the markets we serve on a timely basis.

Finally, we seek to protect our germplasm and commercial varieties from accidental release, theft, misappropriation and sabotage by maintaining physical security of our premises. However, such security measures may be insufficient or breached, and we may not have adequate remedies in the case of any such breach.

We receive licenses to use some third-party intellectual property rights, and the failure of the owner of such intellectual property to properly maintain or enforce the intellectual property underlying such licenses, or our inability to maintain such licenses, could have a material adverse effect on our business, financial condition and performance.

We are party to licenses granted by third parties, including the brands for Houseplant, More Life, LBS and DNA Genetics, that give us rights to use third-party intellectual property that is necessary or useful to our business. Our success will depend, in part, on the ability of the applicable licensor to maintain and enforce its licensed intellectual property against other third parties, particularly intellectual property rights to which we have secured exclusive rights. Without protection for the intellectual property we have licensed, other companies might be able to offer substantially similar products for sale, or utilize substantially similar processes, any of which could have a material adverse effect on our business, financial condition and results of operations.

Any of our licensors may allege that we have breached our license agreements with those licensors, whether with or without merit, and accordingly seek to terminate our applicable licenses. If successful, this could result in our loss of the right to use applicable licensed intellectual property, which could adversely affect our ability to commercialize our products or services, as well as have a material adverse effect on our business, financial condition and results of operations.

We may not be able to secure adequate or reliable sources of funding required to operate our business.

There is no guarantee that we will be able to achieve our business objectives. Our continued development may require additional financing. The failure to raise such capital could result in a delay or indefinite postponement of our current business objectives or in our inability to continue to operate our business. There can be no assurance that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable to us. If additional funds are raised through issuances of equity or convertible debt securities, existing shareholders could suffer significant dilution, and any new equity securities issued could have rights, preferences and privileges superior to those of holders of our common shares. In addition, from time to time, we may enter into transactions to acquire assets or the equity of other companies. These transactions may be financed wholly or partially with debt, which may temporarily increase our debt levels above industry standards. Any debt financing secured in the future could involve restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions or other strategic joint venture opportunities.

We could have difficulty transitioning the operations of businesses that we have acquired and will acquire.

The success of our acquisitions, including Acreage (if the Acreage Arrangement is completed), depends upon our ability to transition any businesses that we acquire. The transitioning of acquired business operations could disrupt our business by causing unforeseen operating difficulties, diverting management’s attention from day-to-day operations and requiring significant financial resources that would otherwise be used for the ongoing development of our business. The difficulties of transitions could be increased by the necessity of coordinating geographically dispersed organizations, coordinating personnel with disparate business backgrounds and managing different corporate cultures, or discovering previously unknown liabilities. In addition, we could be unable to retain key employees or customers of the acquired businesses. We could face transition issues including those related to operations, internal controls, information systems and operational functions of the acquired companies and we also could fail to realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates or these acquisitions could fail to complete successfully. Any of these items could adversely affect our results of operations.

Our production facilities are integral to our operations and any adverse changes or developments affecting our facilities may impact our business, financial condition and results of operations.

Our activities and resources are focused on various production and manufacturing facilities including in Canada, the United States (for U.S. hemp products), Denmark and Australia. The licenses held by us are specific to individual facilities. Adverse changes or developments affecting any facility, including but not limited to a breach of security or a force majeure event, could have a material and adverse effect on our business, financial condition and prospects. Any breach of the security measures and other facility requirements, including any failure to comply with recommendations or requirements arising from inspections by regulatory agencies, could also have an impact on our ability to continue operating under our licenses or the prospect of renewing our licenses or could result in a revocation of our licenses.

All facilities continue to operate with routine maintenance. We bear many, if not all, of the costs of maintenance and upkeep at our facilities, including replacement of components over time. Our operations and financial performance may be adversely affected if we and our facilities are unable to keep up with maintenance requirements.

Certain contemplated capital expenditures in Canada, including the construction of additional growing rooms and the expansion of cannabis oil extraction capacity, will require Health Canada approval. There is no guarantee that Health Canada will approve the contemplated expansion and/or renovation, which could adversely affect our business, financial condition and results of operations.

We may not be successful in maintaining the consumer brand recognition and loyalty of our products.

We compete in a market that relies on innovation and the ability to react to evolving consumer preferences. Consumers in the cannabis market have demonstrated a degree of brand loyalty, but suppliers must continue to adapt their products in order to maintain their status among customers as the market evolves. Our continued success depends in part on our ability and our supplier’s ability to continue to differentiate the brand names we represent, own or license and maintain similarly high levels of recognition with target consumers. Trends within the cannabis industry change often and our failure to anticipate, identify or react to changes in these trends could, among other things, lead to reduced demand for our products.

Regulations have recently been and are likely to continue to be enacted in the future that would make it more difficult to appeal to consumers or to leverage the brands that we distribute, own or license. For example, the Canadian federal regulatory regime requires plain packaging on cannabis products in order to prohibit testimonials, lifestyle branding and packaging that is appealing to youth. The restriction on the use of logos and brand names on cannabis products could have a material adverse impact on our business, financial condition and results of operations, as it may be difficult to establish brand loyalty. In addition, the Cannabis Act allows for licenses to be granted for outdoor cultivation, which may reduce start-up capital required for new entrants in the cannabis industry.

Outdoor cultivation may also ultimately lower prices, as capital expenditure requirements related to outdoor growing are typically much lower than those associated with indoor growing. Such results may also have a material adverse impact on our business, financial condition and result of operation.

Furthermore, even if we are able to continue to distinguish our products, there can be no assurance that the sales, marketing and distribution efforts of our competitors will not be successful in persuading consumers of our products to switch to their products. Some of our competitors have greater access to resources than we do, which better positions them to conduct market research in relation to branding strategies or costly marketing campaigns. Any loss of consumer brand loyalty to our products or in our ability to effectively brand our products in a recognizable way will have a material effect on our ability to continue to sell our products and maintain our market share, which could have a material adverse effect on our business, results of operations and financial condition.

The majority of our assets are the capital stock of our material subsidiaries; therefore our investors are subject to the risks attributable to our material subsidiaries which generate substantially all of our revenues.

The majority of our assets are the capital stock of our material subsidiaries. We conduct substantially all of our business through our subsidiaries, which generate substantially all of our revenues. Consequently, our cash flows and ability to complete current or desirable future enhancement opportunities are dependent on the earnings of our subsidiaries and the distribution of those earnings to us. The ability of these entities to pay dividends and other distributions will depend on their operating results and will be subject to applicable laws and regulations which require that solvency and capital standards be maintained by such companies and contractual restrictions contained in the instruments governing their debt. In the event of a bankruptcy, liquidation or reorganization of any of our material subsidiaries, holders of indebtedness and trade creditors may be entitled to payment of their claims from the assets of those subsidiaries before us.

We may experience breaches of security at our facilities or fraudulent or unpermitted data access or other cyber-security breaches, which may cause our customers to lose confidence in our security and data protection measures and may expose us to risks related to breaches of applicable privacy laws.

Given the nature of our product and our lack of legal availability outside of certain legalized or regulated retail or distribution channels, as well as the concentration of inventory in our facilities, despite meeting or exceeding the applicable security requirements under applicable law, there remains a risk of theft. A security breach at one of our facilities could expose us to additional liability and to potentially costly litigation, increase expenses relating to the resolution and future prevention of these breaches and may deter potential customers from choosing our products.

Our information systems and any of our third-party service providers and vendors are vulnerable to an increasing threat of continually evolving cybersecurity risks. These risks may take the form of malware, computer viruses, cyber threats, extortion, employee error, malfeasance, system errors or other types of risks, and may occur from inside or outside of the respective organizations. Cybersecurity risk is increasingly difficult to identify and quantify and cannot be fully mitigated because of the rapid evolving nature of the threats, targets and consequences. Additionally, unauthorized parties may attempt to gain access to these systems through fraud or other means of deceiving third-party service providers, employees or vendors. Our operations depend, in part, on how well networks, equipment, IT systems and software are protected against damage from a number of threats. These operations also depend on the timely maintenance, upgrade and replacement of networks, equipment, IT systems and software, as well as pre-emptive expenses to mitigate the risks of failures. However, if we are unable or delayed in maintaining, upgrading or replacing IT systems and software, the risk of a cybersecurity incident could materially increase. Any of these and other events could result in information system failures, delays and/or increases in capital expenses. The failure of information systems or a component of information systems could, depending on the nature of any such failure, adversely impact our reputation and results of operations.

We may collect and store certain personal information about our customers and are responsible for protecting such information from privacy breaches. A privacy breach may occur through a variety of sources, including, without limitation, procedural or process failure, information technology malfunction, deliberate unauthorized intrusions, computer viruses, cyber-attacks and other electronic security breaches. In addition, theft of data for competitive purposes, such as customer lists and preferences, is an ongoing risk whether perpetrated via employee collusion or negligence or through deliberate cyber-attack. Any such privacy breach or theft could have a material adverse effect on our business, financial condition and results of operations.

We are dependent upon information technology systems in the conduct of our operations and we collect, store and use certain sensitive data, intellectual property, our proprietary business information and certain personally identifiable information of our employees and customers on our networks. Any fraudulent, malicious or accidental breach of our data security could result in unintentional disclosure of, or unauthorized access to, third-party, customer, vendor, employee or other confidential or sensitive data or information, which could potentially result in additional costs to us to enhance security or to respond to occurrences, lost sales, violations of privacy or other laws, penalties, fines, regulatory action or litigation. In addition, media or other reports of perceived security vulnerabilities to our systems or those of our third-party suppliers, even if no breach has been attempted or occurred, could adversely impact our brand and reputation and customers could lose confidence in our security measures and reliability, which would harm our ability to retain customers and gain new ones. If any of these were to occur, it could have a material adverse effect on our business and results of operations.

In addition, there are a number of federal, state and provincial laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information.  For example, the privacy rules under the Personal Information Protection and Electronics Documents Act (Canada) (“PIPEDA”) protect medical records and other personal health information by limiting their use and disclosure of health information to the minimum level reasonably necessary to accomplish the intended purpose and apply to our operations globally. If we were found to be in violation of the privacy or security rules under PIPEDA or other applicable laws protecting the confidentiality of patient health information in jurisdictions we operate in, we could be subject to sanctions and civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

In addition, the European Parliament and the Council of the European Union adopted a comprehensive general data privacy regulation (“GDPR”) in 2016 to replace the current European Union Data Protection Directive and related country-specific legislation. The GDPR took effect in May 2018 and governs the collection and use of personal data in the European Union. The GDPR, which is wide-ranging in scope, will impose several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States, enhances enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the infringer, whichever is greater.

Additional jurisdictions in which we operate or which we may enter also have data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of sensitive personal information. The interpretation and enforcement of such laws and regulations are uncertain and subject to change, and may require substantial costs to monitor and implement compliance with any additional requirements. Failure to comply with data protection laws and regulations could result in government enforcement actions (which could include substantial civil and/or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business.

We may be subject to, or prosecute, litigation in the ordinary course of our marketing, distribution and sale of our products.

We may from time to time be subject to litigation, claims, other legal and regulatory proceedings and disputes arising in the ordinary course of our marketing, distribution and sale of our products, some of which may adversely affect our business, financial condition and results of operations. Several companies in the U.S. hemp-derived CBD industry have recently become party to an increasing number of purported class actions lawsuits relating to their food and dietary supplement products containing U.S. hemp-derived CBD. Should we face similar class actions filed against us, plaintiffs in such class action lawsuits, as well as in other lawsuits against us, may seek very large or indeterminate amounts, including punitive damages, which may remain unknown for substantial periods of time. Should any litigation in which we become involved be determined against us, such a decision could adversely affect our ability to continue operating, adversely affect the market price for our common shares and require the use of significant resources.

Even if we are involved in litigation and we win, litigation can redirect significant resources. Litigation may also create a negative perception of us and our brands, which could have an adverse effect on our business, financial condition and results of operations.

Securities litigation could also result in substantial costs and damages and divert management’s attention and resources. Securities class action litigation often has been brought against companies following periods of volatility in the market price of their securities. We have been the target of such litigation and may in the future be the target of similar litigation. Regardless of merit, such litigation could result in substantial costs and damages and divert management’s attention and resources, which could adversely affect our business. Any adverse determination in litigation against us could also subject us to significant liabilities. Any decision resulting from any such litigation that is adverse to us could have a negative impact on our financial position. See Item 3 of this Annual Report for more details on our legal proceedings.

We may be subject to product liability claims.

As a manufacturer and distributor of products designed to be ingested by humans, we face an inherent risk of exposure to product liability claims, regulatory action and litigation if our products are alleged to have caused significant loss or injury. In addition, the manufacture and sale of cannabis and U.S. hemp products involve the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from human consumption of cannabis or U.S. hemp products alone or in combination with other medications or substances could occur as described under “—There is limited long-term data with respect to the efficacy and side effects of our products and future clinical research studies on the effects of cannabis, hemp and cannabinoids may lead to conclusions that dispute or conflict with our understanding and belief regarding their benefits, viability, safety, efficacy, dosing and social acceptance.” We may be subject to various product liability claims, including, among others, that our products caused injury or illness, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances.

A product liability claim or regulatory action against us could result in increased costs to us, could adversely affect our reputation with our clients and consumers generally, and could have a material adverse effect on our business, financial condition and results of operations. There can be no assurances that we will be able to obtain or maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our products.

Our products have in the past and may in the future be subject to recalls.

Manufacturers and distributors of products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labeling disclosure. For example, we initiated one voluntary recall on May 9, 2019 for LBS Ocean View (Sativa) Whole Cannabis, Dried Cannabis, Net Weight 3.5 g, Lot OVI8305SPB, packaged on April 8, 2018, because the date on the packaging was incorrect. The date on the label was listed as 2018-AL-08 but should have been listed as 2019-AL-08.

If any of our products are recalled due to an alleged product defect or for any other reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. All customers who are potentially impacted would be notified, corrective actions would be put in place, and existing product and procedures would be re-tested and examined. We may also lose a significant amount of sales and may not be able to replace those sales at an acceptable margin, or at all. In addition, a product recall may require significant management attention. Although we have detailed procedures in place for testing finished products, there can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits. Additionally, if one or more of our products were subject to recall, our reputation and the reputation of that product could be harmed. A recall for any of the foregoing reasons could lead to decreased demand for our products and could have a material adverse effect on our business, results of operations and financial condition. Additionally, product recalls may lead to increased scrutiny of our operations by Health Canada, the FDA, the DEA or other regulatory agencies, requiring further management attention and potential legal fees and other expenses. Furthermore, any product recall affecting the cannabis or U.S. hemp industries more broadly could lead consumers to lose confidence in the safety and security of the products sold by participants in these industries generally, which could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on our senior management.

Our success is dependent upon the ability, expertise, judgment, discretion and good faith of our senior management. Our future success depends on our continuing ability to attract, develop, motivate and retain key employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. The loss of the services of a member of senior management, or an inability to attract other suitably qualified persons when needed, could have a material adverse effect on our ability to execute our business plan and strategy, and we may be unable to find adequate replacements on a timely basis, or at all. While employment and consulting agreements are customarily used as a primary method of retaining the services of certain employees, these agreements cannot assure the continued services of such individuals and consultants. We do not maintain key-person insurance on the lives of any of our officers or employees.

Further, certain shareholders, directors, officers and employees in our Canadian operations may require security clearance from Health Canada. Under the Cannabis Act, a security clearance cannot be valid for more than five years and must be renewed before the expiry of a current security clearance. There is no assurance that any of our existing personnel who presently or may in the future require a security clearance will be able to obtain or renew such clearances or that new personnel who require a security clearance will be able to obtain one. A failure by an employee to maintain or renew his or her security clearance may result in a material adverse effect on our business, financial condition and results of operations. In addition, if an employee with security clearance leaves and we are unable to find a suitable replacement that has a security clearance required by the Cannabis Act in a timely manner, or at all, there could occur a material adverse effect on our business, financial condition and results of operations.

Currently, two of our independent directors are awaiting security clearance by Health Canada, both of whom serve on our Audit Committee and our Corporate Governance, Compensation and Nominating Committee.  If these directors do not receive such security clearance, they would need to step down from our board of directors and we would need to appoint new directors to fill such vacancies on our board of directors and those committees.  Furthermore, if such directors are required to depart from our board of directors, we would not be in compliance with certain NYSE rules relating to committee composition.  There is no guarantee that these directors will receive security clearance or that any successors would receive security clearance. In addition, Jim Sabia, our board observer, was previously appointed to our board of directors contingent on receiving security clearance from Health Canada. There is no assurance that Jim Sabia will receive security clearance.

We may be unable to attract or retain skilled labor and personnel with experience in the cannabis sector, adequate equipment, parts and components, and we may be unable to attract, develop and retain additional employees required for our operations and future developments.

We may be unable to attract or retain employees with sufficient experience in the cannabis industry, and may prove unable to attract, develop and retain additional employees required for our development and future success.

Our success is currently largely dependent on the performance of our skilled employees. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them.

In addition, our ability to compete and grow will be dependent upon having access, at a reasonable cost and in a timely manner, to skilled labor, adequate equipment, parts and components. No assurances can be given that we will be successful in maintaining the required supply of skilled labor, adequate equipment, parts and components. It is also possible that the final costs of the major equipment contemplated by our capital expenditure programs may be significantly greater than anticipated or available, in which circumstance there could be a materially adverse effect on the our financial results.

The inability of our customers to meet their financial or contractual obligations to us may result in disruption to our supply chain, operations and could result in financial losses.

We have exposure to several customers who are license holders and, at least some of these customers are experiencing financial difficulties. In addition, we also face exposure to our third-party cannabis suppliers who may face financial difficulties and which would impact our supply of cannabis material. We have in the past, and may in the future, have disruptions in our supply chain and need to take allowances against and need to write off receivables due to the creditworthiness of these customers.

Further, the inability of these customers to purchase our products could materially adversely affect our results of operations.

We may be unable to attract and retain customers.

Our success depends on our ability to attract and retain customers. There are many factors which could impact our ability to attract and retain customers, including but not limited to our ability to continually produce desirable and effective product, the successful implementation of customer-acquisition plans and the continued growth in our aggregate number of customers. The failure to acquire and retain customers would have a material adverse effect on our business, operating results and financial condition.

We rely on third-party distributors to distribute our products, and those distributors may not perform their obligations.

We rely on third-party distributors, including pharmaceutical distributors and other courier services, and may in the future rely on other third parties, to distribute our products. If these distributors do not successfully carry out their contractual duties or terminate or suspend their contractual arrangements with us, if there is a delay or interruption in the distribution of our products or if these third parties damage our products, it could negatively impact our revenue. In addition, any damage to our products, such as product spoilage, could expose us to potential product liability, damage our reputation and the reputation of our brands or otherwise harm our business.

We are vulnerable to third-party transportation risks.

We depend on fast and efficient courier services to distribute our products to our customers. Any prolonged disruption of this courier service could have a material adverse effect on our business, financial condition and results of operations. Rising costs associated with the courier services that we use to ship our products may also adversely impact our business and our ability to operate profitably.

Due to the nature of our products, security of the product during transportation to and from our facilities is of the utmost concern. A breach of security during transport or delivery could have a material and adverse effect on our business, financial condition and prospects. Any breach of the security measures during transport or delivery, including any failure to comply with applicable recommendations or requirements, could also have an impact on our ability to continue operating under our current licenses or impact the prospects of renewing our licenses.

We rely on third-party testing and analytical methods which are validated but still being standardized.

We are required to test our cannabis and U.S. hemp products, as well as cannabis accessories, in many of our active markets, with independent third-party testing laboratories for, among other things, cannabinoid levels. However, testing methods and analytical assays for cannabinoid levels of detection vary among different testing laboratories. There is currently no industry consensus on standards for testing methods or compendium of analytical assays or standard levels of detection. The detected and reported cannabinoid content in our cannabis and U.S. hemp products therefore can differ depending on the laboratory and testing methods (analytical assays) used. Variations in reported cannabinoid content will likely continue until the relevant regulatory agencies and independent certification bodies (e.g., ISO, USP) collaborate to develop, publish and implement standardized testing approaches for cannabis (including U.S. hemp), cannabinoids and their derivative products. Such differences could cause confusion with our consumers which could lead to a negative perception of us and our products, increase the risk of litigation regarding cannabinoid content and regulatory enforcement action and could make it more difficult for us to comply with regulatory requirements regarding contents of ingredients and packaging and labeling.

We will seek to maintain adequate insurance coverage in respect of the risks we face, however, insurance premiums for such insurance may not continue to be commercially justifiable and there may be coverage limitations and other exclusions which may not be sufficient to cover our potential liabilities.

While we have insurance to protect our assets, operations and employees, such insurance is subject to coverage limits and exclusions and may not be available for the risks and hazards to which we are exposed in our current state of operations. For example, certain wholesalers, distributors, retailers and other service providers may require suppliers of U.S. hemp products to provide an indemnification from liability in connection with such products, which may not be covered by insurance. In addition, no assurance can be given that such insurance will be adequate to cover our liabilities or will be generally available in the future or, if available, that premiums will be commercially justifiable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur such liability at a time when we are not able to obtain liability insurance, our business, financial condition and results of operations may be adversely affected.

We may decide, or be required, to divest or restructure certain of our interests.

In certain circumstances, we may decide, or be required, to divest certain of our interests. In particular, if any of our interests give rise to a violation of any applicable laws and regulations, including U.S. federal law, we may be required to divest our interest or risk significant fines, penalties, administrative sanctions, convictions, settlements or delisting from the TSX and/or the NYSE. For instance, if we determine that our operations are not compliant with U.S. laws or the policies of the TSX and NYSE, we will use commercially reasonable best efforts to divest our interest in the event that we cannot restructure our holdings. There is no assurance that these divestitures will be completed on terms favorable to us, or at all. Any opportunities resulting from these divestitures, and the anticipated effects of these divestitures on us, may never be realized or may not be realized to the extent we anticipate. Not all of our interests are liquid, and such interests may be difficult to dispose of and subject to illiquidity discounts on divestiture. Any required divestiture or an actual or perceived violation of applicable laws or regulations by us could have a material adverse effect on us, including on our reputation and ability to conduct business, the listing of our common shares on the TSX and NYSE, our financial position, operating results, profitability or liquidity or the market price of our common shares. In addition, it is difficult for us to estimate the time or resources that may be required for the investigation of any such matter or its final resolution because, in part, the time and resources that may be needed are dependent on the nature and extent of any information requested by the applicable authorities involved, and such time or resources could be substantial.

If we decide, or are required, to restructure our interests to remain in compliance with laws or stock exchange requirements, such restructuring could result in the write-down of the value of our interests, which could have a material adverse effect on our business, financial condition and results of operations.

Tax and accounting requirements may change or be interpreted in ways that are unforeseen to us and we may face difficulty or be unable to implement and/or comply with any such changes.

We are subject to numerous tax and accounting requirements, and changes in existing accounting or taxation rules or practices, or varying interpretations of current rules or practices, could have a significant adverse effect on our financial results, the manner in which we conduct our business or the marketability of any of our products. In many countries, including the U.S., we are subject to transfer pricing and other tax regulations designed to ensure that appropriate levels of income are reported as earned and are taxed accordingly. Although we believe that we are in substantial compliance with all applicable regulations and restrictions, we are subject to the risk that governmental authorities could audit our transfer pricing and related practices and assert that additional taxes are owed. In the future, the geographic scope of our business may expand, and such expansion will require us to comply with the tax laws and regulations of additional jurisdictions. Requirements as to taxation vary substantially among jurisdictions. Complying with the tax laws of these jurisdictions can be time consuming and expensive and could potentially subject us to penalties and fees in the future if we were to inadvertently fail to comply. In the event that we were to inadvertently fail to comply with applicable tax laws, this could have a material adverse effect on our business, financial condition and results of operations.

Fluctuations in wholesale and retail prices could result in earnings volatility.

The cannabis industry is a margin-based business in which gross profits depend on the excess of sales prices over costs. Consequently, profitability is sensitive to fluctuations in wholesale and retail prices caused by changes in supply (which itself depends on other factors such as weather, fuel, equipment and labor costs, shipping costs, economic situation and demand), taxes, government programs and policies for the cannabis industry (including price controls and wholesale price restrictions that may be imposed by government agencies responsible for the sale of cannabis), and other market conditions, all of which are factors beyond our control. Our operating income may be significantly and adversely affected by a decline in the price of cannabis and will be sensitive to changes in the price of cannabis and the overall condition of the cannabis industry, as our profitability is directly related to the price of cannabis. There is currently not an established market price for cannabis and the price of cannabis is affected by numerous factors beyond our control. Any price decline may have a material adverse effect on us.

We are subject to the risk of defects or impairment charges related to potential write-downs of acquired assets or goodwill in future acquisitions.

A defect in any business arrangement, including Acreage (if the Acreage Arrangement is completed), may arise to defeat or impair our claim to such transaction, which may have a material adverse effect on us. It is possible that material changes could occur that may adversely affect management’s estimate of the recoverable amount for any agreement we enter into. Impairment estimates, based on applicable key assumptions and sensitivity analysis, will be based on management’s best knowledge of the amounts, events or actions at such time, and the actual future outcomes may differ from any estimates that are provided by us. Any impairment charges on our carrying value of business arrangements could have a material adverse effect on us.

We are exposed to counterparty risks and liquidity risks that may impact our ability to obtain loans and other credit facilities on favorable terms.

We are exposed to counterparty risks and liquidity risks including, but not limited to, through: (i) financial institutions that may hold our cash and cash equivalents; (ii) companies that will have payables to us; (iii) our insurance providers; and (iv) our lenders, if any. These factors may impact our ability to obtain loans and other credit facilities in the future and, if obtained, on terms favorable to us. If these risks materialize, our operations could be adversely impacted and the price of our common shares could be adversely affected.

We may hedge or enter into forward sales, which involves inherent risks.

We may hedge or enter into forward sales of our forecasted right to purchase cannabis. Hedging involves certain inherent risks including: (i) credit risk (the risk that the creditworthiness of a counterparty may adversely affect its ability to perform its payment and other obligations under its agreement with us or adversely affect the financial and other terms the counterparty is able to offer us); (ii) market liquidity risk (the risk that we have entered into a hedging position that cannot be closed out quickly, by either liquidating such hedging instrument or by establishing an offsetting position); and (iii) unrealized fair value adjustment risk (the risk that, in respect of certain hedging products, an adverse change in market prices for cannabis will result in us incurring losses in respect of such hedging products as a result of the hedging products being out-of-the-money on their settlement dates).

There can be no assurance that a hedging program designed to reduce the risks associated with price fluctuations will be successful. Although hedging may protect us from adverse changes in price fluctuations, it may also prevent us from fully benefitting from positive changes in price fluctuations.

Natural disasters, unusual weather, pandemic outbreaks, boycotts and geo-political events or acts of terrorism could adversely affect our operations and financial results.

The occurrence of one or more natural disasters, such as hurricanes, floods and earthquakes, unusually adverse weather, pandemic outbreaks, such as the COVID-19 virus, influenza and other highly communicable diseases or viruses, boycotts and geo-political events, such as civil unrest in countries in which our operations are located and acts of terrorism, or similar disruptions could adversely affect our business, financial condition and results of operations. These events could result in physical damage to one or more of our properties, increases in fuel or other energy prices, the temporary or permanent closure of one or more of our facilities, the temporary lack of an adequate workforce in a market, the temporary or long-term disruption in the supply of products from suppliers, the temporary disruption in the transport of goods, delay in the delivery of goods to our facilities, and disruption to our information systems. Such events could also negatively impact consumer sentiment, reduce demand for consumer products like ours and cause general economic slowdown. These factors could otherwise disrupt our operations and could have an adverse effect on our business, financial condition and results of operations.

We must rely on local counsel and consultants with respect to laws and regulations in countries outside of Canada.

The legal and regulatory requirements in the foreign countries in which we operate with respect to the cultivation and sale of cannabis, banking systems and controls, as well as local business culture and practices are different from those in Canada. Our officers and directors must rely, to a great extent, on local legal counsel and consultants in order to keep abreast of material legal, regulatory and governmental developments as they pertain to and affect our business operations, and to assist with governmental relations. We must rely, to some extent, on those members of management and our board of directors who have previous experience working and conducting business in these countries, if any, in order to enhance its understanding of and appreciation for the local business culture and practices. We also rely on the advice of local experts and professionals in connection with current and new regulations that develop in respect of the cultivation and sale of cannabis as well as in respect of banking, financing, labor, litigation and tax matters in these jurisdictions. Any developments or changes in such legal, regulatory or governmental requirements or in local business practices are beyond our control. The impact of any such changes may adversely affect our business.

Risks Relating to our Common Shares

The market price for our common shares may be volatile and subject to fluctuation in response to numerous factors, many of which are beyond our control.

The market price for our common shares may be volatile and subject to wide fluctuations in response to many factors, including:

•	actual or anticipated fluctuations in our results of operations;
•	changes in estimates of our future results of operations by us or securities research analysts;
•	changes in the economic performance or market valuations of other companies that investors deem comparable to us;
•	additions or departures of our executive officers and other key employees;
•	transfer restrictions on outstanding common shares;
•

equity issuances by us (including through the sale of securities convertible into equity securities) or resales of common shares by our stockholders or the perception in the market that such issuances or resales might occur;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors, including the Acreage Arrangement if completed;
•	news reports relating to trends, concerns or competitive developments, regulatory changes or enforcement actions and other related issues in our industry or target markets;
•	investors’ general perception of us and the public’s reaction to our press releases, our other public announcements and our filings with the SEC and Canadian securities regulators;
•	reports by industry analysts, investor perceptions, and market rumors or speculation;
•	general market, economic and political conditions;
•	negative announcements by our customers, competitors or suppliers regarding their own performance; and
•	the realization of any of the other risk factors set forth herein.

For example, reports by industry analysts, investor perceptions, market rumors or speculation could trigger a sell-off in our common shares. Any sales of substantial numbers of our common shares in the public market or the perception that such sales might occur may cause the market price of our common shares to decline. In addition, to the extent that other large companies within our industries experience declines in their stock price, the share price of our common shares may decline as well. Moreover, if the market price of our common shares drops significantly, shareholders may institute securities class action lawsuits against us. Lawsuits against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources.

Financial markets continue to experience significant price and volume fluctuations that have particularly affected the market prices of equity securities of companies and that have, in many cases, been unrelated to the operating performance, underlying asset values or prospects of such companies. Accordingly, the market price of our common shares may decline even if our results of operations, underlying asset values or prospects have not changed. Additionally, these factors, as well as other related factors, may cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses. In addition, certain institutional investors may base their investment decisions on consideration of our environmental, governance, diversity and social practices and performance against such institutions’ respective investment guidelines and criteria, and failure to meet such criteria may result in limited or no investment in our common shares by those institutions, which could adversely affect the trading price of our common shares. There can be no assurance that continuing fluctuations in price and volume will not occur. If such increased levels of volatility and market turmoil continue, our business and financial condition could be adversely impacted and the trading price of the common shares may be adversely affected.

In addition, our shareholders may be unable to sell significant quantities of our common shares into the public markets without a significant reduction in the price of our common shares, or at all. There can be no assurance that there will be sufficient liquidity of our common shares, nor that we will continue to meet the listing requirements of the TSX or the NYSE or achieve listing on any other recognized stock exchange.

We are a large accelerated filer and are no longer a foreign private issuer or an emerging growth company, which could result in significant additional costs and expenses to us.

We have determined that we no longer qualified as a foreign private issuer (within the meaning of Rule 3b-4 under the Exchange Act) as of September 30, 2019. While we were able to report on foreign private issuer forms until March 31, 2020, we are now required to report on U.S. domestic issuer forms as of April 1, 2020, and to comply with related requirements from which we had previously been exempt, such as the proxy statement requirements of Regulation 14A under the Exchange Act and the insider reporting and short-swing profit requirements of Section 16 of the Exchange Act.

The regulatory and compliance costs to us under U.S. securities laws as a U.S. domestic issuer will be greater than the costs incurred as a Canadian foreign private issuer. We are now required to prepare our financial statements in compliance with U.S. GAAP rather than International Financial Reporting Standards, are not eligible to use foreign private issuer forms and are required to file periodic and current reports and registration statements with the SEC on U.S. domestic issuer forms, which are generally more detailed and extensive than the forms available to foreign private issuers. In addition, we may no longer rely upon exemptions from certain corporate governance requirements on the NYSE that are available to foreign private issuers.

Additionally, based on the market value of our equity securities held by non-affiliates as of September 30, 2019, we became a large accelerated filer, and are no longer an emerging growth company, as of March 31, 2020. As of such date, we are no longer permitted to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are emerging growth companies. These exemptions include, but are not limited to, not being required to comply with the auditor attestation requirements of Section 404(b), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, we may incur significant additional expenses that we did not previously incur. Moreover, once we are no longer an “emerging growth company,” the cost of compliance with Section 404 will require us to incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. If we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting as material weaknesses, we may be required to make prospective or retroactive changes to our financial statements, consider other areas for further attention or improvement, or be unable to obtain the required attestation in a timely manner, if at all.

The financial reporting obligations of being a public company and maintaining a dual listing on the TSX and on the NYSE will require significant company resources and management attention.

We are subject to the public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act, the Dodd-Frank Act, and the listing requirements of the NYSE. As a result, we have incurred, and will continue to incur, significant legal, accounting and other expenses that we did not incur as a foreign private issuer. In addition, we incur significant legal, accounting, reporting and other expenses in order to maintain a dual listing on both the TSX and the NYSE.

Moreover, our listing on both the TSX and NYSE may increase price volatility due to various factors, including the ability to buy or sell common shares, different market conditions in different capital markets and different trading volumes. In addition, low trading volume may increase the price volatility of the common shares.

It is not anticipated that any dividend will be paid to holders of common shares for the foreseeable future.

No dividends on our common shares have been paid to date. We currently intend to retain future earnings, if any, for future operation and expansion. Our board of directors has the discretion to declare dividends and to prescribe the timing, amount and payment of such dividends.  Such decision will depend upon our future earnings, cash flows, acquisition capital requirements and financial condition, and other relevant factors. There can be no assurance that we will declare a dividend on a quarterly, annual or other basis, or at all. We have no plans to pay any dividends, now or in the near future.

Investors in the United States may have difficulty bringing actions and enforcing judgments against us and others based on securities law civil liability provisions.

We are incorporated under the laws of the Province of Ontario and our head office is located in the Province of Ontario. Some of our directors and officers and some of the experts named in this Annual Report are residents of Canada or otherwise reside outside of the United States and a substantial portion of their assets and our assets are located outside the United States. Consequently, it may be difficult for investors in the United States to bring an action against such directors, officers or experts or to enforce against those persons or us a judgment obtained in a U.S. court predicated upon the civil liability provisions of U.S. federal securities laws or other U.S. laws. In addition, while statutory provisions exist in Ontario for derivative actions to be brought in certain circumstances, the circumstances in which a derivative action may be brought, and the procedures and defenses that may be available in respect of any such action, may be different than those of shareholders of a company incorporated in the United States.

If we are a passive foreign investment company for U.S. federal income tax purposes in any year, certain adverse tax rules could apply to U.S. Holders of our common shares.

A corporation that is not a resident of the U.S. for U.S. federal income tax purposes will be considered a passive foreign investment company (“PFIC”) for any taxable year in which (i) 75% or more of its gross income is "passive income" or (ii) 50% or more of the average quarterly value of its assets produce (or are held for the production of) "passive income." For this purpose, "passive income" generally includes interest, dividends, rents, royalties and certain gains.  The determination as to whether the Company is a PFIC for any taxable year is based on the application of complex U.S. federal income tax rules, which are subject to differing interpretations, and is not determinable until after the end of such taxable year. Further, the determination is based in part on the Company's operations and the mix, use and value of the Company's assets, which values may be treated as changing for U.S. federal income tax purposes as the Company's market capitalization changes. If the Company were to be classified as a PFIC in any taxable year during which a U.S. Holder owns its common shares, certain adverse tax consequences could apply to such U.S. Holder. Certain elections may be available to U.S. Holders of the Company’s common shares that may mitigate some of the adverse consequences if the Company were to be treated as a PFIC. U.S. Holders should consult their own tax advisors regarding the application of the PFIC rules to their investment in the Company’s common shares.

As used herein, “U.S. Holder” means a beneficial owner of our common shares that is (i) an individual who is a citizen or resident of the U.S. for U.S. federal income tax purposes, (ii) a corporation (or other entity taxable as a corporation for U.S. federal tax purposes) created or organized under the laws of the U.S. or any political subdivision thereof, including the states and the District of Columbia, (iii) an estate the income of which is subject to U.S. federal income tax regardless of its source, or (iv) a trust that (a) is subject to the primary supervision of a court within the U.S. and for which one or more U.S. persons have authority to control all substantial decisions or (b) has a valid election in effect under applicable U.S. Treasury Regulations to be treated as a

U.S. person. U.S. Holders are urged to consult their own tax advisers as to whether we may be treated as a PFIC and the tax consequences thereof.

Future sales or issuances of securities could adversely affect the prevailing market price of our securities.

We may sell additional equity securities in subsequent offerings (including through the sale of securities convertible into equity securities). We cannot predict the size of future issuances of equity securities or the size and terms of future issuances of debt instruments or other securities convertible into equity securities or the effect, if any, that future issuances and sales of our securities will have on the market price of our common shares, including up to 171,227,420 common shares that may be issued in the future in connection with the closing of the Acreage Arrangement and the associated top-up right of the CBI Group pursuant to the New Investor Rights Agreement.

Additional issuances of our securities may involve the issuance of a significant number of common shares at prices less than the current market price for our common shares. Issuances of a substantial number of common shares, or the perception that such issuances could occur, may adversely affect prevailing market prices of our common shares. Any transaction involving the issuance of previously authorized but unissued common shares, or securities convertible into common shares, would result in dilution, possibly substantial, to security holders.

Sales of substantial amounts of our securities by our shareholders, including the CBI Group, or the availability of such securities for sale, could adversely affect the prevailing market prices for the securities and dilute investors’ earnings per share. Exercises of presently outstanding share options or warrants may also result in dilution to security holders. A decline in the market prices of our securities could impair our ability to raise additional capital through the sale of securities should we desire to do so.

If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research about our business, our share price and trading volume could decline.

The trading market for our common shares depends, in part, on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our common shares or publish inaccurate or unfavorable research about our business, the trading price of our common shares would likely decline. In addition, if our results of operations fail to meet the forecast of analysts, the trading price of our common shares would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common shares could decrease, which might cause our trading price and trading volume to decline.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters is located in Smiths Falls, Ontario, Canada. For our cannabis, hemp and other consumer products segment, we have various other corporate offices, stores and facilities across Canada including locations in the provinces of Ontario, Quebec, New Brunswick, Manitoba, Saskatchewan, British Columbia and Newfoundland. Our operations in the United States include locations in the states of California, Georgia, Colorado, New York, and Illinois. Outside Canada and the United States, in addition to our material properties described below, we maintain corporate office space as well as warehousing and distribution centres in a number of other countries.

Our Canopy Rivers segment also maintains leased office spaces in Toronto and Ottawa, Ontario, Canada and owns a production facility in New Brunswick, Canada. Canopy Rivers does not own or lease any other real property.

We believe that our facilities, taken as a whole, are in good condition and working order. Within both our cannabis, hemp and other consumer products and Canopy Rivers segments, we have adequate capacity to meet our needs for the foreseeable future.

During the financial year ended March 31, 2020, we reorganized our operations and consolidated or wound down some of our properties. As of March 31, 2020, our material owned or leased properties now consist of the following:

Facility Location	Type	Property Owned/Leased	Utilization (Full or partial)
CANADA
Smiths Falls, Ontario	Production, Manufacturing, Distribution, R&D, Corporate	Owned	Full
Niagara-on-the-Lake, Ontario	Production	Owned	Partial
Mirabel, Quebec	Production	Leased	Full
Bowmanville, Ontario	Production	Owned	Full

Facility Location	Type	Property Owned/Leased	Utilization (Full or partial)
Fredericton, New Brunswick	Production	Owned	Full
Scarborough, Ontario	Production	Owned	Full
Kelowna, British Columbia (Doja Dominion)	Production	Owned	Full
St. Louis, Saskatchewan	Production	Owned & Lease	Partial
Saskatoon, Saskatchewan	Manufacturing	Leased	Full
UNITED STATES
Batavia, Illinois	Processing plant	Leased	Full
Fowler, California	Storage	Leased	Full
Tangent, Oregon	Storage	Leased	Full
Aurora, Colorado	Storage and distribution	Leased	Full
EUROPE
Tuttlingen, Germany	Manufacturing (Storz & Bickel)	Owned	Full
Odense, Denmark	Production	Owned	Full
Sct. Leon-Rot	Distribution	Leased	Full
Frankfurt, Germany	Production	Leased	Full
Neumarkt, Germany	Production	Leased	Full

Item 3. Legal Proceedings.

Other than as disclosed below, we are not aware of: (a) any legal proceedings to which we are a party, or to which any of our properties is subject, which would be material to us or of any such proceedings being contemplated, (b) any penalties or sanctions imposed by a court relating to securities legislation, or other penalties or sanctions imposed by a court or regulatory body against us that would likely be considered important to a reasonable investor making an investment decision, and (c) any settlement agreements that we have entered into before a court relating to securities legislation or with a securities regulatory authority.

In November 2019, Canopy Growth and certain of our current and former officers were named as defendants in three purported class action claims; two of these complaints have since been dismissed. The plaintiffs allege that the defendants made false and/or misleading statements and/or failed to disclose material adverse facts, regarding our receivables, business, operations and prospects relating to, among other things, the demand for our softgel and oil products. The amended complaint has not yet been filed. The class actions have not yet been certified. We have retained counsel and intend to defend ourselves in such action.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently a party to any other legal proceedings other than described above, the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition, results of operations or prospects.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares are traded on the NYSE under the symbol “CGC” and the TSX under the symbol “WEED.”

Holders

As of May 28, 2020, there were approximately 379 holders of record of our common shares. This number of holders of record does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Dividends

As of the date of this Annual Report, we have not declared any dividends or made any distributions on our common shares. Furthermore, we have no current intention to declare dividends on our common shares in the foreseeable future. Any decision to pay dividends on our common shares in the future will be at the discretion of the board of directors and will depend on, among other things, our results of operations, current and anticipated cash requirements and surplus, financial condition, any future contractual restrictions and financing agreement covenants, our ability to meet solvency tests imposed by corporate law and other factors that the board of directors may deem relevant.

Recent Sales of Unregistered Securities

Each issuance of common shares described below, unless otherwise noted, were exempt from registration pursuant to Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering and were issued to “accredited investors” (as defined in Rule 501 under the Securities Act) in connection with each such transaction:

Throughout 2019 and 2020, in connection with our acquisition of DCL assets and on the completion of certain conditions, we issued an aggregate of 308,541 of our common shares. These common shares were released in six separate tranches, with the first tranche consisting of 58,402 common shares being issued on April 1 2019, the second tranche consisting of 77,822 common shares being issued on June 18 2019, the third tranche consisting of 61,090 common shares being issued on August 22 2019, the fourth tranche consisting of being issued 49,982 being issued on October 19 2019, the fifth tranche consisting of 33,280 common shares being issued on January 7 2020, and the sixth tranche of shares consisting of 27,965 common shares being issued on April 15 2020.

On April 22, 2019, as part of our consideration for our acquisition of Spot Therapeutics Inc. and the satisfaction of certain performance conditions, we issued 15,706 of our common shares to the former shareholders of Spot Therapeutics Inc.

On May 3, 2019 and February 24, 2020, we issued 106,194 and 301,496 of our common shares, respectively, as part of our consideration for our acquisition of Apollo Applied Research Inc. and Apollo CRO Inc. The shares were issued on satisfaction of certain performance conditions and the completion of a consulting agreement executed in connection thereto.

On May 27, 2019, as part of our consideration for our acquisition of LATAM, we issued 212,512 of our common shares to Delong Capital S.A. The common shares were released as the third tranche of share issuances in connection with that transaction.

On June 10, 2019 in connection with the acquisition of our Les Serres property, we issued 11,685 of our common shares.

On August 8, 2019 as part of our consideration for our acquisition of certain JUJU Joints assets and the completion of certain conditions therein, we issued 23,440 of our common shares.

On November 7, 2019, we issued 110,929 of our common shares in connection with the More Life Growth Company transaction previously mentioned herein.

On November 29, 2019 as part of our consideration for our acquisition of Annabis Medical, s.r.o. and the completion of certain conditions therein, the company issued 17,379 common shares.

On December 5, 2019 as part of our consideration for the ebbu transaction previously mentioned herein, we issued 487,077 of our common shares.

On February 4, 2020 in connection with our acquisition of a numbered Ontario company, operating as BodyStream, and the completion of certain performance conditions thereto, we issued 152,617 of our common shares.

Purchases of Equity Securities by the Issuer and Affiliated Persons

We did not purchase any of our common shares during the three months ended March 31, 2020.

Item 6. Selected Financial Data.

The following selected consolidated historical financial data should be read in conjunction with the information set forth under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto that appear on pages F-2 to F-62 of this Annual Report.

	Years ended March 31,
	2020	2019	2018	2017	2016
Consolidated statement of operations data:	(in thousands of Canadian dollars, except number of shares and per share data
Net revenue	$398,772	$226,341	$77,948	$39,895	$12,699
Net loss	(1,387,440)	(712,025)	(51,064)	(34,254)	(15,995)
Net loss attributable to Canopy Growth Corporation	(1,321,326)	(736,245)	(67,283)	(34,203)	(15,995)
Basic and diluted weighted average common shares outstanding	348,038,163	266,997,406	177,301,767	118,989,713	77,023,935
Basic and diluted loss per share	$(3.80)	$(2.76)	$(0.38)	$(0.29)	$(0.21)

Consolidated balance sheet data:
Total assets	$6,857,745	$8,565,115	$1,317,698	$659,157	$125,718
Long-term debt	449,022	842,259	6,865	8,639	3,469
Total non-current liabilities	1,259,286	1,081,344	34,169	45,329	12,383
Total liabilities	1,679,875	1,493,007	126,197	62,994	19,576
Redeemable noncontrolling interest	69,750	6,400	61,150	-	-

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This Management’s Discussion and Analysis (“MD&A”), which should be read in conjunction with our consolidated financial statements and the notes thereto as at and for the year ended March 31, 2020 included in Item 8 of this Annual Report (the “Financial Statements”), provides additional information on our business, current developments, financial condition, cash flows and results of operations. It is organized as follows:

•

Part 1 - Business Overview.  This section provides a general description of our business, which we believe is important in understanding the results of our operations, financial condition, and potential future trends.

•	Part 2 - Results of Operations. This section provides an analysis of our results of operations for (1) fiscal 2020 in comparison to fiscal 2019; and (2) fiscal 2019 in comparison to fiscal 2018.

•

Part 3 - Financial Liquidity and Capital Resources. This section provides an analysis of our cash flows and outstanding debt and commitments. Included in this analysis is a discussion of the amount of financial capacity available to fund our ongoing operations and future commitments.

•

Part 4 - Critical Accounting Policies and Estimates.  This section identifies those accounting policies that are considered important to our results of operations and financial condition, require significant judgment and involve significant management estimates. Our significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 3 of the Financial Statements.

We prepare and report our Financial Statements in accordance with U.S. GAAP. Our Financial Statements, and the financial information contained herein, are reported in thousands of Canadian dollars, except share and per share amounts or as otherwise stated. We have determined that the Canadian dollar is the most relevant and appropriate reporting currency as, despite continuing shifts in the relative size of our operations across multiple geographies, the majority of our operations are conducted in Canadian dollars and our financial results are prepared and reviewed internally by management in Canadian dollars.

In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Part 1, Item 1A, “Risk Factors” in this Annual Report.

Part 1 - Business Overview

We are a leading cannabis company with operations in countries across the world. We produce, distribute and sell a diverse range of cannabis and hemp-based products and other consumer products for both recreational and medical purposes under a portfolio of distinct brands in Canada pursuant to the Cannabis Act, and globally pursuant to applicable international and Canadian legislation, regulations and permits.

On October 17, 2018, the Cannabis Act came into effect in Canada, regulating both the medical and recreational cannabis markets in Canada and providing provincial, territorial and municipal governments the authority to prescribe regulations regarding the distribution and sale of recreational cannabis. On October 17, 2019, the second phase of recreational cannabis products, specifically, ingestible cannabis, cannabis extracts and cannabis topical products (referred to as “Cannabis 2.0”), were legalized pursuant to certain amendments to the regulations under the Cannabis Act. We began selling our cannabis-infused chocolates in early January 2020 across Canada and our cannabis-infused beverage offerings across Canada in March 2020, both complementing our existing flower, oil and softgel products. We introduced our vape pen power sources to customers in January 2020 and our pod-based vape devices in March 2020. Our 510-threaded vape cartridges began shipping into the market in April 2020, with product availability varying based on provincial and territorial regulations. Our recreational cannabis products are predominantly sold to provincial and territorial agencies under a “business-to-business” wholesale model, with those provincial and territorial agencies then being responsible for the distribution of our products to brick-and-mortar stores and for online retail sales. We have also opened a network of Tweed and Tokyo Smoke retail stores across Canada, where permissible, to promote brand awareness and drive consumer demand under a “business-to-consumer” model.

Our Spectrum Therapeutics medical division is a global leader in medical cannabis. Spectrum Therapeutics produces and distributes a diverse portfolio of medical cannabis products to healthcare practitioners and medical customers in Canada, and in several other countries where it is federally permissible to do so, and Spectrum Therapeutics also offers education, resource and support programs.

Subsequent to the passage of the 2018 Farm Bill in December 2018, we began building our hemp supply chain in the United States through our investment in hemp growing capability and in processing, extraction and finished goods manufacturing facilities. We began selling a line of hemp-derived CBD isolate products under the First & Free brand in December 2019, including oils and softgels. First & Free topical creams followed in April 2020. In June 2019, we executed the Acreage Arrangement Agreement with Acreage, a U.S. multi-state cannabis operator, that grants us the right and the obligation, subject to the satisfaction or waiver of the conditions to closing set forth in the Acreage Arrangement Agreement, to acquire all of the issued and outstanding securities of Acreage upon the occurrence (or waiver) of the Triggering Event. The acquisition of Acreage, if completed, will provide a pathway into cannabis markets in the United States; however, we and Acreage will continue to operate as independent companies until the acquisition of Acreage is completed.

Our other product offerings, which are sold by our subsidiaries in jurisdictions where it is permissible to do so, include (i) vaporizers sold by Storz & Bickel; (ii) beauty, skincare, wellness and sleep products, some of which have been blended with hemp-derived CBD isolate, sold by This Works; and (iii) sports nutrition beverages, mixes, protein, gum and mints, some of which have been infused with hemp-derived CBD isolate, sold by BioSteel.

Our products contain THC, CBD, or a combination of these two cannabinoids which are found in the Cannabis sativa plant species. THC is the primary psychoactive or intoxicating cannabinoid found in cannabis. We also refer throughout this MD&A to “hemp”, which is a term used to classify varieties of the Cannabis sativa plant that contain CBD and 0.3% or less THC content (by dry weight). Conversely, the term “marijuana” refers to varieties of the Cannabis sativa plant with more than 0.3% THC content and moderate levels of CBD.

Our licensed operational capacity in Canada includes indoor, greenhouse and outdoor cultivation space; post-harvest processing and cannabinoid extraction capability; advanced manufacturing capability for vape products, softgel encapsulation and pre-rolled joints; a beverage production facility; and a chocolate manufacturing facility. These infrastructure investments allow us to supply the recreational and medical markets with a complimentary balance of flower products and extracted cannabinoid input for our oil, CBD and Cannabis 2.0 products. Additionally, we have built a hemp supply chain in the United States, and we hold the necessary licences to cultivate and produce cannabis in Denmark, allowing us to supply the domestic European market.

We operate in two reportable segments:

•

Cannabis, Hemp and Other Consumer Products, which encompasses the production, distribution and sale of a diverse range of cannabis, hemp-based, and other consumer products in Canada and internationally pursuant to applicable international and domestic legislation, regulations and permits; and

•

Canopy Rivers, a publicly-traded company in Canada, through which we provide growth capital and strategic support in the global cannabis sector, where federally lawful. Canopy Rivers did not generate net revenue in the three years ended March 31, 2020.

Update on COVID-19

In March 2020, the WHO recognized COVID-19 as a global pandemic. COVID-19 has severely restricted the level of economic activity around the world. In response to COVID-19, the governments of many countries, states, provinces, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forgo their time outside of their homes. Temporary closures of businesses have been ordered and numerous other businesses have temporarily closed voluntarily.

Management has been closely monitoring the impact of COVID-19, with a focus on the health and safety of our employees, business continuity and supporting our communities. We have established a COVID-19 Management Committee and implemented various measures to reduce the spread of the virus including requiring that our non-production employees work from home, restricting visitors to production locations, screening employees with infrared temperature readings and requiring them to complete health questionnaires on a daily basis before they enter facilities, implementing social distancing measures at our production locations, enhancing facility cleaning protocols, and encouraging employees to adhere to preventative measures recommended by the WHO. As our production and manufacturing operations in Canada and Europe have been deemed essential, we have been operating under the preventative measures described above. In addition, since our non-production workforce can effectively work remotely using various technology tools, we are able to maintain our full operations and internal controls over financial reporting and disclosures.

We temporarily closed our 22 corporate-owned retail stores on March 17, 2020; as of May 29, 2020, 20 of these retail stores have re-opened and are operating at reduced hours and accepting online and phone orders for delivery or curbside pickup only. All of our Tweed and Tokyo Smoke retail licensees in Ontario have implemented curbside pickup, and certain of these locations have implemented same-day delivery. Our Canadian medical business, which operates as an ecommerce channel, has continued largely unchanged. Our international medical business operates primarily as a pharmacy model, with pharmacies being deemed essential businesses in Germany and other European countries in which we conduct business.

We have supported our communities by donating 75,000 pieces of personal protective equipment for front-line workers to various levels of government in jurisdictions in which we operate. This Works has provided its hand sanitizer to front-line workers and homeless shelters in the United Kingdom, and BioSteel has pledged up to $2 million of its hydration mix to front-line workers, hospitals and patients.

At this time, we are unable to estimate the long-term impact of COVID-19 on our business, financial condition, results of operations, and/or cash flows. We expect COVID-19 to negatively affect our results of operations for the first quarter of fiscal 2021 and, if the effects of the COVID-19 outbreak continue, our results so long as the measures used to contain the outbreak remain in effect. We believe we have sufficient liquidity available from (i) cash, cash equivalents and short-term investments on hand of $1.3 billion and $673.3 million, respectively at March 31, 2020; and (ii) the cash injection of approximately $245 million from an indirect, wholly-owned subsidiary of CBI exercising its warrants to purchase our common shares on May 1, 2020 (see “Recent Developments” below).

Recent Developments

In the three months ended March 31, 2020, we commenced an organizational and strategic review of our business which resulted in the following restructuring actions designed to improve organizational focus, streamline operations and align our production capability with projected demand: (i) the closure of certain of our greenhouses as they are no longer essential to our Canadian cannabis cultivation footprint; (ii) exiting non-strategic geographies, including South Africa and Lesotho and our hemp farming operations in New York, and shifting our strategy in Colombia; and (iii) rationalizing certain marketing and research and development activities. We recorded a write-down of inventory related to these restructuring actions, as well as for additional amounts deemed excess based on current and projected demand. As a result of these restructuring actions, we recorded pre-tax charges totaling $742.9 million in the fourth quarter of fiscal 2020 and eliminated approximately 600 full-time positions. These charges are detailed below under “Part 2 – Results of Operations”.

On May 1, 2020, an indirect, wholly owned subsidiary of CBI exercised an aggregate of 18,876,901 warrants to purchase our common shares. The warrants, which were originally issued on November 2, 2017, were exercised at an average price of $12.9783 per common share for an aggregate of approximately $245 million. Upon issuance, the common shares represented approximately 5.1% of our issued and outstanding common shares. As a result of the acquisition of new common shares, CBI now indirectly holds, in the aggregate, 142,253,802 common shares, 139,745,453 warrants to purchase common shares and $200 million principal amount of senior notes. Collectively, the common shares increase CBI’s ownership to 38.6% of our issued and outstanding common shares. Assuming full exercise of all remaining warrants and full conversion of the notes (but for these purposes excluding any effect from the exercise of our rights under the Acreage Arrangement Agreement), CBI would own approximately 55.8% of our issued and outstanding common shares.

Factors Impacting our Business

We believe our future success will primarily depend on the following factors:

Competition in Canadian recreational market. We face competition in the Canadian recreational cannabis market. The principal factors on which we compete with other Canadian license holders are the quality and variety of cannabis products, the speed with which our product offerings are brought to market, brand recognition, pricing, and product innovation. For example, we have recently seen increased competition in the value-priced dried flower category of the recreational market, both in terms of the number of competitive offerings and aggressive pricing strategies adopted by some market participants. We believe our renewed focus on becoming a leading consumer insights, analytics and product development company that matches products and consumer preferences in the cannabis market, including evolving our value category strategy, will enable us to provide better quality consumer products, grow our Canadian business and capture increased market share in Canada.

Product innovation. We believe a significant opportunity exists to expand our total addressable market and create new consumer categories  by developing innovative new recreational products that include cannabis and cannabinoids as ingredients. Accordingly, we have been focused on conducting research and product development related to our Cannabis 2.0 products that we began selling in Canada in January 2020, including cannabis-infused craft chocolates, vaping products, and cannabis-infused beverages. Additionally, in the fourth quarter of fiscal 2020 BioSteel launched its line of “CBD For Sport” nutrition beverages in the United States, and This Works introduced a line of CBD-infused skincare solutions in April 2020 in select European markets and certain U.S. states. We believe our success will depend on market acceptance of these products, our ability to execute on introducing our products to market, our ability to position our differentiated products as premium offerings in order to capture a higher relative gross margin as compared to our dried flower offerings, and our ability to continually develop and introduce new products that delight our consumers. Further, the costs associated with research, development and implementation of new products will affect our profitability.

Retail store build-out across Canada. Pursuant to the Cannabis Act, the distribution model for recreational cannabis is prescribed by provincial and territorial regulations and differs in each jurisdiction. Some provinces have government-run retailers, while others have government-licensed retailers, and some have a combination of the two. All of our recreational sales are conducted according to the applicable provincial and territorial legislation and through applicable local agencies. We believe that the province of Ontario continues to be under-served on a per capita basis. After a restricted lottery-based retail rollout, the government of Ontario announced on December 12, 2019 changes to the cannabis licensing regulations under the Cannabis License Act, 2018. The government of Ontario announced several changes to the licensing rules governing private cannabis retail stores in Ontario that will have an immediate positive impact on Ontario’s access to the regulated recreational market, and we expect the continued expansion of retail stores in Ontario. We believe the province of Ontario can support upwards of 1,000 retail stores within the province, and we anticipate the retail store authorizations will focus on the greater Toronto area and southern Ontario, which has a significantly higher population density. Additionally, on February 10, 2020, the government of Ontario initiated public consultations on providing consumers with more choice and convenience on cannabis, including consumption venues. We believe that an increase in the number of retail stores across Canada will result in an increase in demand for our products from the provincial and territorial agencies responsible for procuring product from licensed producers. Further, we believe that the presence of retail stores provides the ability to expand our addressable market, both through consumer education and further limiting the illicit market. The costs associated with this buildout of our network of Tweed and Tokyo Smoke branded retail stores where permissible in Canada are expected to affect our profitability, as the strategy requires significant capital and other expenditures.

Commercialization activities in the United States. In December 2019, we launched a line of hemp-derived CBD oils and softgels under the First & Free brand in certain U.S. states where not prohibited under state law, followed by a line of topical cream products in April 2020. We expect the scope of our U.S. CBD business under the First & Free brand to increase beginning in the first half of fiscal year 2021, as we expand our distribution network and product formats. Additionally, as highlighted above, we also launched our first line of BioSteel’s CBD-infused sports nutrition beverages in the U.S. and This Works’ first CBD-blended skincare products. We believe our success will depend on our ability to distribute our CBD-based products in the U.S. and bring them to market through best-in-class sales execution on our ecommerce platform and into retail points of sale, our ability to position, brand and differentiate our products in the highly-fractured U.S. CBD market, and our ability to continually develop and introduce new products.

Increasing access to medical cannabis products in Canada and select European markets. Our success will depend on our ability to leverage our position as a trusted leader in the medical cannabis markets in Canada and select European countries, including Germany, by offering a wide range of cannabis products across a variety of brands, formats and strains that serve the needs of our customers. We are also introducing new medical cannabis delivery devices to our medical customers, including the Storz & Bickel Volcano Medic 2 vaporizer that was issued a license by Health Canada in April 2020 for medical use. In Europe, we are focused on providing a diverse portfolio of medically-validated cannabis products and best-in-class education and support programs to medical customers and healthcare practitioners, with our primary focus being Germany. In April 2019, we acquired C3, Europe’s largest cannabinoid-based pharmaceuticals company and a leading manufacturer of dronabinol, a registered active pharmaceutical ingredient in Germany and certain other European countries. The addition of dronabinol has allowed us to expand our portfolio of medical cannabis offerings for our customers in countries where permissible. Expansion may come in the form of acquisitions or organic growth, either of which will require expenditure of capital that may negatively impact our profitability as we seek to scale the reach of our business in these markets.

Part 2 - Results of Operations

Fiscal 2020 Operational and Financial Highlights

The following table presents selected operational and financial information for the years ended March 31, 2020 and 2019:

	Year ended
	March 31,	March 31,
	2020	2019	Change	% Change
Operational information:
Kilogram and kilogram equivalents sold[1]	46,323	24,320	22,003	90%
Average selling price per gram - Recreational	$5.65	$7.20	$(1.55)	(22%)
Average selling price per gram - Canadian Medical	$7.72	$8.90	$(1.18)	(13%)
Average selling price per gram - International medical	$48.04	$13.57	$34.47	254%
Average selling price per gram - Medical	$14.76	$9.33	$5.43	58%
Kilograms harvested	137,330	46,927	90,403	193%

(CDN $000's, except share amounts and where otherwise indicated)
Selected financial information:
Net revenue	$398,772	$226,341	$172,431	76%
Gross margin percentage	(8%)	12%	-	(20%)
Net loss	$(1,387,440)	$(712,025)	$(675,415)	(95%)
Net loss attributable to Canopy Growth Corporation	$(1,321,326)	$(736,281)	$(585,045)	(79%)
Loss per share - basic and diluted[2]	$(3.80)	$(2.76)	$(1.04)	(38%)

[1]Kilogram equivalents refers to the conversion of cannabis oils and softgels to dried cannabis.
[2]For the year ended March 31, 2020, the weighted average number of outstanding common shares, basic and diluted, totaled 348,038,163 (year ended March 31, 2019 - 266,997,406).

The total quantity of cannabis sold in fiscal 2020 was 46,323 kilogram and kilogram equivalents, an increase from 24,320 kilogram and kilogram equivalents sold in fiscal 2019. The year-over-year increase was due primarily to the launch of the recreational cannabis market in October 2018, which resulted in a full year of recreational revenue contribution in the current year as compared to approximately five and a half months in the prior year.

Recreational cannabis accounted for 38,216 kilogram and kilogram equivalents sold in fiscal 2020 (82% of total cannabis sold), of which 87% was sold directly to the Canadian provinces and the remainder through our direct retail and on-line consumer channels. This compares to 88% sold through the business-to-business channel in fiscal 2019. Medical cannabis accounted for 8,107 kilogram and kilogram equivalents in fiscal 2020 (18% of total cannabis sold), which represented a slight increase from fiscal 2019 due primarily to the contribution from the acquisition of C3 in April 2019.

The average selling price per gram, net of excise taxes metric reflects the shipments made during fiscal 2020. We believe this metric reflects the pricing we achieved on our sales during the period. The average selling price per gram, net of excise taxes, for our recreational products decreased year-over-year to $5.65 due largely to a general decline in selling prices for dried cannabis products since the opening of the Canadian recreational market in October 2018 and a shift in the product mix towards higher demand for our value-priced dried flower products that we introduced to the market in fiscal 2020. The average selling price per gram, net of excise taxes, for our medical products increased year-over-year to $14.76, primarily due to our acquisition of C3 in April 2019.

We harvested 137,330 kilograms of cannabis in fiscal 2020, as compared to 46,927 kilograms in fiscal 2019, reflecting the year-over-year growth of our production capacity associated with the opening of the recreational cannabis market in October 2018.

Discussion of Fiscal 2020 Results of Operations

Revenue

The following tables present revenue by channel and revenue by form, respectively, for the years ended March 31, 2020 and 2019:

Revenue by Channel	Year ended
	March 31,	March 31,
(CDN $000's)	2020	2019	$ Change	% Change
Recreational revenue
Business-to-business	$157,254	$117,388	$39,866	34%
Business-to-consumer	52,044	23,144	28,900	125%
	209,298	140,532	68,766	49%
Medical revenue
Canadian	56,852	68,759	(11,907)	(17%)
International	67,975	10,091	57,884	574%
	124,827	78,850	45,977	58%

Other revenue	105,501	34,049	71,452	210%
Gross revenue	439,626	253,431	186,195	73%
Excise taxes	40,854	27,090	13,764	51%
Net revenue	$398,772	$226,341	$172,431	76%

Revenue by Form	Year ended
			Kilograms			Kilograms
			and			and
		As a % of	kilogram		As a % of	kilogram
	March 31,	gross	equivalents	March 31,	gross	equivalents
	2020	revenue	sold	2019	revenue	sold
	(CDN $000's)			(CDN $000's)
Recreational revenue by form
Dry bud	$238,099	54%	34,290	$82,643	33%	10,348
Oils, softgels and Cannabis 2.0 products	22,699	5%	3,926	57,889	23%	5,902
Other revenue adjustments[1]	(51,500)	(11%)	-	-	-	-
	209,298	48%	38,216	140,532	56%	16,250
Medical revenue by form
Dry bud	35,863	8%	3,782	51,390	20%	5,984
Oil (Includes oils and softgels)	88,964	20%	4,325	27,460	11%	2,086
	124,827	28%	8,107	78,850	31%	8,070

Other revenue	105,501	24%	-	34,049	13%	-
Gross revenue	439,626	100%	46,323	253,431	100%	24,320
Excise taxes[2]	40,854			27,090
Net revenue	$398,772			$226,341
[1]Other revenue adjustments represent our determination of returns and pricing adjustments.
[2]Excise taxes is presented net of the impact from other revenue adjustments.

Net revenue in fiscal 2020 was $398.8 million, as compared to $226.3 million in fiscal 2019. The year-over-year increase is attributable to (i) the launch of the Canadian recreational cannabis market in October 2018, which resulted in a full year of recreational revenue contribution in the current year as compared to approximately five and a half months in the prior year; (ii) the year-over-year increase in medical revenue, which was primarily a result of the acquisition of C3 in April 2019; and (iii) the year-over-year increase in other revenue, which was primarily due to our acquisition of This Works in May 2019 and a full year of revenue contribution from our acquisition of Storz & Bickel in December 2018.

Recreational

Canadian recreational revenue in fiscal 2020 was $209.3 million, as compared to $140.5 million in fiscal 2019. Revenue from the business-to-business channel in fiscal 2020 was $157.3 million, net of the impact of other revenue adjustments in the amount of $51.5 million associated with our determination of returns and pricing adjustments. These adjustments relate primarily to the restructuring of our oils and softgels portfolio in the second quarter of fiscal 2020. Comparatively, revenue from the business-to-business channel in fiscal 2019 was $117.4 million, and the year-over-year increase of $39.9 million is attributable to the opening of the Canadian recreational cannabis market on October 17, 2018. Revenue from the business-to-consumer channel was $52.0 million in fiscal 2020, an increase of $28.9 million from fiscal 2019 due to the opening of the Canadian recreational cannabis market and our build-out of our retail store platform in Canada.

Medical

Medical cannabis revenue in fiscal 2020 was $124.8 million, as compared to $78.9 million in fiscal 2019. Canadian medical revenue in fiscal 2020 was $56.9 million, a decrease of $11.9 million from fiscal 2019 due primarily to the transition of our medical customers to the Spectrum Therapeutics online store and its more medical-focused cannabis product offerings prior to the opening of the recreational market. In response, we continue to broaden our brand and medical cannabis product offerings available on the Spectrum Therapeutics online store in response to medical customer demand. International medical revenue in fiscal 2020 was $68.0 million, an increase of $57.9 million from fiscal 2019. Of the increase, $53.8 million was attributable to the acquisition of C3 in April 2019, and the remainder was attributable to the year-over-year growth in our German medical revenue which resulted primarily from the resolution of the supply constraints we had previously experienced and which were associated with the opening of the recreational cannabis market in Canada.

Other

Other revenue is comprised of revenue related to vaporizers sold by Storz & Bickel; beauty, skincare, wellness and sleep products, some of which have been blended with hemp-derived CBD isolate, sold by This Works; sports nutrition beverages, mixes, protein, gum and mints, some of which have been infused with hemp-derived CBD isolate, sold by BioSteel; and other strategic revenue sources such as our clinic partners.

Other revenue in fiscal 2020 was $105.5 million, as compared to $34.0 million in fiscal 2019. The year-over-year increase is primarily attributable to the acquisitions of Storz & Bickel and This Works. The remainder of the increase is attributable to revenue from other strategic sources including BioSteel and clinic partners. Other revenue for fiscal 2019 consisted predominantly of revenue from our clinic partners and four months of revenue contribution from Storz & Bickel.

Cost of Goods Sold and Gross Margin

The following table presents cost of goods sold and gross margin for the years ended March 31, 2020 and 2019:

	Year ended
	March 31,	March 31,
(CDN $000's)	2020	2019	$ Change	% Change
Net revenue	$398,772	$226,341	$172,431	76%

Cost of goods sold	$430,456	$198,096	$232,360	117%
Gross margin	(31,684)	28,245	(59,929)	(212%)
Gross margin percentage	(8%)	12%	-	(20%)

Cost of goods sold in fiscal 2020 was $430.5 million, as compared to $198.1 million in fiscal 2019. Our gross margin in fiscal 2020 was $(31.7) million, or (8%) of net revenue, as compared to gross margin of $28.2 million and gross margin percentage of 12% of net revenue in fiscal 2019. The year-over-year decrease in the gross margin percentage is attributable to:

•

Charges totaling $132.1 million recorded in the fourth quarter of fiscal 2020, as described above under “Part 1 – Business Overview”. These charges included (i) restructuring charges in the amount of $55.9 million relating to excess hemp inventories in the United States and the closure of our greenhouses in Canada; and (ii) inventory write-downs in the amount of $76.2 million primarily related to aged, obsolete or unsaleable cannabis inventories and packaging within Canada.

•

Inventory write-downs recorded in the second quarter of fiscal 2020 totaling $29.0 million associated with (i) excess finished recreational cannabis inventory and trim inventory related primarily to our evaluation of the estimated on-hand provincial and territorial inventory levels compared to forecasted “sell-in” rates of certain oils and softgel products which led to our conclusion that a portion of this inventory may not be sold within a reasonable timeframe; (ii) the impact on gross margin reflecting the returns and pricing adjustments relating primarily to the over-supply of certain oils and softgel products in the second quarter of fiscal 2020; and (iii) other adjustments related to excess inventory; and

•	Charges totaling $4.7 million related to the flow-through of inventory step-up associated with fiscal 2020 business combinations.

Our adjusted gross margin percentage in fiscal 2020, excluding the items highlighted above, benefited from the following items as compared to our gross margin of 12% in fiscal 2019:

•

A year-over-year decrease in the impact of operating costs relating to facilities not yet cultivating or processing cannabis, not yet producing cannabis-related products or having under-utilized capacity. In fiscal 2020 these costs amounted to $39.6 million and primarily related to start-up costs associated with our advanced manufacturing and beverage facilities in Smiths Falls, our greenhouse in Denmark, under-utilized capacity associated with our KeyLeaf extraction facility, and costs associated with our 2020 Canadian outdoor harvest. Comparatively, these costs amounted to $49.6 million in fiscal 2019 and related to the under-utilization of several of our larger cultivation facilities, including Delta, a number of zones in the Aldergrove greenhouse, the Mirabel, Quebec greenhouse which was in a pilot phase for the majority of the fiscal year, and the indoor facility in Fredericton, New Brunswick which was in a start-up phase; and

•

A shift in the business mix in fiscal 2020 towards an increased contribution to our revenues from our higher-margin international medical business, most predominantly related to revenue attributable to C3, and our higher-margin Storz & Bickel and This Works businesses.

Operating Expenses

The following table presents operating expenses for the years ended March 31, 2020 and 2019:

	Year ended
	March 31,	March 31,
(CDN $000's)	2020	2019	$ Change	% Change
Operating expenses
General and administrative	$304,635	$168,434	$136,201	81%
Sales and marketing	242,831	163,674	79,157	48%
Research and development	61,812	15,238	46,574	306%
Acquisition-related costs	20,840	23,394	(2,554)	(11%)
Depreciation and amortization	63,619	21,510	42,109	196%
Selling, general and administrative expenses	693,737	392,250	301,487	77%

Share-based compensation	258,104	173,283	84,821	49%
Share-based compensation related to acquisition milestones	62,172	100,164	(37,992)	(38%)
Share-based compensation expense	320,276	273,447	46,829	17%

Asset impairment and restructuring costs	623,266	-	623,266	-
Total operating expenses	$1,637,279	$665,697	$971,582	146%

Selling, general and administrative expenses

Selling, general and administrative expenses in fiscal 2020 were $693.7 million, as compared to $392.3 million in fiscal 2019.

General and administrative expense in fiscal 2020 was $304.6 million, as compared to $168.4 million in fiscal 2019. The year-over-year increase is primarily attributable to:

•

Increased employee compensation and professional service costs associated with (i) enhancing our finance and information technology capabilities and meeting our public company compliance and regulatory requirements, including costs associated with the loss of our foreign private issuer status and our transition to U.S. GAAP; and (ii) regional management and government and regulatory relations support, as we expanded our operations into the United States and internationally. The increased costs include both professional service costs and higher compensation costs associated with an increase in the number of our employees;

•

Increased insurance costs primarily associated with enhancing the coverage in our directors and officers insurance policy and higher property insurance coverage related to the expansion of our operations;

•	Growth in our business through the acquisitions in fiscal 2020 of C3, This Works and BioSteel, which has resulted in a year-over-year increase in general and administrative costs;
•	Non-recurring losses of $10.8 million incurred related to legal disputes with a third-party supplier; and

•	An increase in other administrative costs, such as information technology infrastructure and software licenses, associated with the increase in the number of employees.

Sales and marketing expense in fiscal 2020 was $242.8 million, as compared to $163.7 million in fiscal 2019. The year-over-year increase is primarily attributable to:

•

Increased staffing costs as we continue to (i) enhance our marketing and sales capabilities servicing our Canadian market and brands, the United States market as we launched First & Free CBD products in December 2019 and April 2020 in certain states, and our European sales infrastructure; and (ii) build-out our network of Tweed- and Tokyo Smoke-branded retail stores in Canada;

•

The growth in our business through the acquisitions of C3, This Works and BioSteel in fiscal 2020 and a full fiscal year of expense contribution from Storz & Bickel, which has resulted in a year-over-year increase in sales and marketing expense. The growth in sales and marketing expenses associated with these businesses includes marketing initiatives related to BioSteel’s launch of its “CBD for Sport” nutrition beverages in early March 2020 and This Works’ launch of its 24 hour, CBD-blended skincare boosters in April 2020; and

•

Driving brand awareness and educating consumers through advertising and media campaigns, including concept creation and the placement of advertising at venues and events and in key media channels in support of our brands. In fiscal 2020, these initiatives focused on product marketing and brand awareness campaigns associated with the launch of our Cannabis 2.0 products in Canada, continuing to establish our Tweed and Tokyo Smoke brands, and the launch of our First & Free CBD products in the United States in December 2019.

Research and development expense in fiscal 2020 was $61.8 million, as compared to $15.2 million in fiscal 2019. The year-over-year increase is primarily attributable to:

•

Higher compensation costs associated with an increase in the number of employees conducting research into several intellectual property opportunities and developing patent-protected technology related to our Cannabis 2.0 products; device and delivery technology, including vaporizers and vapes; plant science, including growth patterns under different environmental scenarios and the genetics of various strains; and cannabinoid extraction technology; and

•	Increased costs associated with conducting external laboratory research and testing and clinical trials for CBD-based human and animal health products and other cannabinoid-based therapies.

Acquisition-related costs in fiscal 2020 were $20.8 million, as compared to $23.4 million in fiscal 2019. The year-over-year decrease is attributable to a higher overall level of mergers and acquisitions activity in fiscal 2019 relative to fiscal 2020.  In fiscal 2019, we closed on several transactions in the year including Hiku Brands Company Ltd. (“Hiku”), ebbu, Storz & Bickel, KeyLeaf Life Sciences (“KeyLeaf”, formerly referred to as POS Holdings Inc.), and the medical division of Spectrum Therapeutics (formerly referred to as Canopy Health Innovations Inc, or “CHI”). In addition, several transactions were announced subsequent to March 31, 2019 for which costs were incurred in fiscal 2019, including the acquisitions of C3 and This Works, and the transaction with Acreage. In fiscal 2020, these latter three transactions closed, along with the acquisitions of BioSteel and Beckley Canopy Therapeutics and the transaction to launch More Life Growth Company.

Depreciation and amortization expense was $63.6 million in fiscal 2020, as compared to $21.5 million in fiscal 2019. The year-over-year increase is attributable to property, plant and equipment being put into operation during fiscal 2020, as we completed the build-out of substantially all our cultivation and manufacturing infrastructure across Canada, invested in our production and manufacturing capacity in the United States, and substantially completed the construction of our greenhouse in Denmark.

Share-based compensation expense

Share-based compensation was $258.1 million in fiscal 2020, as compared to $173.3 million in fiscal 2019. The year-over-year increase is primarily attributable to the timing of the stock options that were granted in fiscal 2019. While a total of 22.1 million options were granted in fiscal 2019 at a weighted average exercise price of $51.49 per option, 13.6 million of those options were granted in the third and fourth quarters of fiscal 2019 and would have only begun vesting and being recognized in share-based compensation expense at that time. Therefore, fiscal 2020 reflected a full year of share-based compensation expense related to those particular grants, as compared to only a partial year of expense being recognized in fiscal 2019. Additionally, while our share-based compensation plan was modified in the first half of fiscal 2020 and fewer stock option grants were issued in fiscal 2020 relative to prior years, 9.5 million options were granted in fiscal 2020 at a weighted average exercise price of $33.87, predominantly in the second and third quarters of fiscal 2020. Accordingly, the year-over-year increase is largely attributable to the timing of the significant option grants issued in fiscal 2019 impacting share-based compensation expense to a greater degree in fiscal 2020, and the new grants issued in fiscal 2020.

Share-based compensation related to acquisition milestones was $62.2 million in fiscal 2020, as compared to $100.2 million in fiscal 2019. The decrease associated with share-based compensation expense related to acquisition milestones is primarily attributable to the achievement, in earlier fiscal years, of the major milestones associated with the acquisitions of Spectrum Cannabis Colombia S.A.S. (“Spectrum Colombia”) and Spectrum Cannabis Denmark Aps (“Spectrum Denmark”), and the recognition of share-based compensation expense at that time. Additionally, in the second quarter of fiscal 2019, we acquired the outstanding shares of Canindica Capital Ltd. (“Canindica”) in exchange for our common shares, and the consideration paid of $23.0 million was recognized as share-based compensation expense as Canindica did not meet the definition of a business. These factors were partially offset by share-based compensation expense of $32.7 million recognized in the fourth quarter of fiscal 2020 resulting from the restructuring of our operations in Colombia and Lesotho, as described above. As part of this restructuring, we accelerated share-based compensation expense relating to the unvested milestones associated with the acquisitions of Spectrum Colombia, Canindica and DaddyCann Lesotho PTY (“DCL”).

Asset impairment and restructuring costs

Asset impairment and restructuring costs recorded in operating expenses in fiscal 2020 were $623.3 million. These costs included charges of $563.2 million related to restructuring actions and charges of $60.0 million related to other asset impairments, and are detailed below under “Restructuring, Asset Impairments and Related Costs”.

Other

The following table presents loss from equity method investments, other income (expense), net, and income tax recovery (expense) for the years ended March 31, 2020 and 2019:

	Year ended
	March 31,	March 31,
(CDN $000's)	2020	2019	$ Change	% Change
Loss from equity method investments	$(64,420)	$(10,752)	$(53,668)	(499%)
Other income (expense), net	224,329	(59,709)	284,038	476%
Income tax recovery (expense)	121,614	(4,112)	125,726	3058%

Loss from equity method investments

The loss from equity method investments was $64.4 million in fiscal 2020, as compared to $10.8 million in fiscal 2019. The year-over-year increase in the loss is primarily due to impairment charges of $55.2 million that were recognized in the fourth quarter of fiscal 2020. These charges included $14.9 million related to More Life Growth Company, which were associated with our restructuring actions described above, and other impairments associated with Agripharm ($29.2 million) CanapaR ($8.2 million) and other equity method investments ($3.0 million).

Other income (expense), net

Other income, net was $224.3 million in fiscal 2020, as compared to other expense, net of $59.7 million in fiscal 2019. The change of $284.0 million from an expense amount to an income amount is primarily attributable to:

•

An income amount of $795.1 million in fiscal 2020 related to fair value changes on the warrant derivative liability associated with the Tranche B Warrants. The decrease in the fair value of the warrant derivative liability is primarily attributable to the decline of approximately 62% in our share price from June 27, 2019, when the terms of the warrants were amended, to March 31, 2020;

•

Change of $387.8 million, from an expense amount of $203.1 million to an income amount of $184.7 million, related to the non-cash fair value changes on our senior convertible notes. The stock price declined approximately 64% from April 1, 2019 to March 31, 2020, resulting in income being recognized, as compared to an increase of approximately 33% from the issuance of the senior convertible notes in June 2018 to March 31, 2019, which resulted in an expense being recognized;

•	An expense of $28.6 million was recognized in fiscal 2019 related to a settlement reached with co-investors in two of our equity-method investees;
•	Incremental interest income of $17.0 million attributable to the higher cash and cash equivalents and short-term investments balances in fiscal 2020 resulting from the investment by CBI;
•	Convertible debt issuance costs of $16.4 million that were incurred in the first quarter of fiscal 2019;
•

Fair value changes of $645.2 million related to the liability arising from the Acreage Arrangement, primarily attributable to an overall decline during fiscal 2020 in both our and Acreage’s share prices, and share prices across the U.S. multi-state operator sector; and

•

Change of $327.4 million related to the non-cash fair value changes on our other financial assets, from an income amount of $83.4 million in fiscal 2019 to an expense amount of $244.0 million in the current period. The expense amount in the current fiscal year was primarily driven by decreases of $113.0 million and $40.5 million in the fair value of our exchangeable shares in TerrAscend and warrants in the capital of SLANG, respectively. Both companies have interests in cannabis-related businesses in the United States and the fair value decreases resulted primarily from declines of approximately 69% and 90%, respectively in their respective stock prices during fiscal 2020.

Income tax recovery (expense)

Income tax recovery was $121.6 million in fiscal 2020, compared to income tax expense of $4.1 million in fiscal 2019. In fiscal 2020, income tax recovery consisted of deferred income tax recovery of $138.3 million (compared to an expense of $1.7 million in fiscal 2019) and current income tax expense of $16.7 million (compared to an expense of $2.4 million in fiscal 2019).

The increase of $140.0 million in deferred income tax recovery is primarily a result of (i) recording a reduction in deferred tax liabilities that arose in connection with the required revaluation of the accounting carrying value, but not the tax basis, of property, plant and equipment, intangible assets, and other financial assets; and (ii) the recognition of losses carried forward net of the use of losses carried forward from prior years for which a deferred tax asset had been recorded. In connection with certain deferred tax assets, mainly in respect to losses for tax purposes, where the accounting criteria for recognition of an asset has yet to be satisfied and it is not probable that they will be used, the deferred tax asset has not been recognized.

The increase of $14.3 million in current income tax expense arose primarily in connection with acquired legal entities that generated taxable income, where income could not be offset against the group’s tax attributes, and legal entities which have fully utilized their loss carry forward balances and have current period taxable income.

Restructuring, Asset Impairments and Related Costs

Total restructuring, asset impairments and related costs of $843.3 million were recognized in the fourth quarter of fiscal 2020, comprised of (i) property, plant and equipment and intangible asset impairment charges, asset abandonment costs, inventory write-downs, contractual and other settlement costs, and employee-related costs and other restructuring costs of $742.9 million related to the restructuring actions resulting from the organizational and strategic review of our business, as described above under “Part 1 – Business Overview”; and (ii) impairment charges totaling $100.3 million that were identified and recognized in the fourth quarter of fiscal 2020. These impairment charges included $60.0 million related to contractual and other settlement costs and brand and license impairments, which were identified during our annual impairment testing process, and $40.3 million related to certain of our equity method investments.

A summary of the pre-tax charges recognized in connection with our restructuring actions and other impairments is as follows:

	Year ended March 31, 2020
	Restructuring and other charges	Other impairments	Total
Costs recorded in cost of goods sold:
Inventory write-downs	$132,089	$-	$132,089

Costs recorded in operating expenses:
Impairment and abandonment of property, plant and equipment	334,964	-	334,964
Impairment and abandonment of intangible assets	192,987	54,020	247,007
Contractual and other settlement obligations	18,712	6,000	24,712
Employee-related and other restructuring costs	16,583	-	16,583
Asset impairment and restructuring costs	563,246	60,020	623,266

Acceleration of share-based compensation expense related to acquisition milestones	32,694	-	32,694
Share-based compensation expense	32,694	-	32,694

Costs recorded in other income (expense), net:
Impairment of equity method investments	14,900	40,326	55,226
Total restructuring, asset impairments and related costs	$742,929	$100,346	$843,275

Net Loss

Net loss was $1,387.4 million in fiscal 2020, as compared to $712.0 million in fiscal 2019. The increase in net loss is primarily attributable to the asset impairment and restructuring costs of $843.3 million that were recognized in the fourth quarter of fiscal 2020, as described above, partially offset by changes in other income (expense), net, and income tax recovery (expense), also as described above.

Segmented Analysis

In fiscal 2020 and fiscal 2019, all of our revenue was earned by the Cannabis, Hemp and Other Consumer Products. Canopy Rivers contributed a net loss of $106.5 million in fiscal 2020, of which $29.2 million was attributable to Canopy Growth. In fiscal 2019, Canopy Rivers contributed net income of $29.4 million, of which $9.1 million was attributable to Canopy Growth. The change from net income to a net loss reflects the changes in the fair value or carrying value of Canopy Rivers’ strategic equity investments, along with an increase in share-based compensation expense due to the stock options which have been granted in late fiscal 2019 and fiscal 2020.

Adjusted EBITDA (Non-GAAP Measure)

Our “Adjusted EBITDA” is a non-GAAP measure used by management that is not defined by U.S. GAAP and may not be comparable to similar measures presented by other companies. Management calculates Adjusted EBITDA as the reported net loss, adjusted to exclude income tax recovery (expense); other income (expense), net; loss on equity method investments; share-based compensation expense; depreciation and amortization expense; asset impairment and restructuring costs; restructuring and other charges recorded in cost of goods sold; and charges related to the flow-through of inventory step-up on business combinations, and further adjusted to remove acquisition-related costs. Accordingly, management believes that Adjusted EBITDA provides meaningful and useful financial information as this measure demonstrates the operating performance of businesses.

The following table presents Adjusted EBITDA for the years ended March 31, 2020 and 2019:

	Year ended
	March 31,	March 31,
(CDN $000's)	2020	2019	$ Change	% Change
Net loss	$(1,387,440)	$(712,025)	$(675,415)	(95%)
Income tax (recovery) expense	(121,614)	4,112	(125,726)	(3058%)
Other (income) expense, net	(224,329)	59,709	(284,038)	(476%)
Loss on equity method investments	64,420	10,752	53,668	499%
Share-based compensation[1]	320,276	278,228	42,048	15%
Acquisition-related costs	20,840	23,394	(2,554)	(11%)
Depreciation and amortization[1]	125,013	46,918	78,095	166%
Asset impairment and restructuring costs	623,266	-	623,266	-
Restructuring costs recorded in cost of goods sold	132,089	-	132,089	-
Charges related to the flow-through of inventory step-up on business combinations	4,687	-	4,687	-
Adjusted EBITDA[2]	$(442,792)	$(288,912)	$(153,880)	(53%)

[1]From Statement of Cash Flows.

[2]Adjusted EBITDA is a non-GAAP measure and is calculated as the reported net loss, adjusted to exclude income tax recovery (expense); other income (expense), net; loss on equity method investments; share-based compensation expense; depreciation and amortization expense; asset impairment and restructuring costs; restructuring and other charges recorded in cost of goods sold; and charges related to the flow-through of inventory step-up on business combinations, and further adjusted to remove acquisition-related costs.

The Adjusted EBITDA loss in fiscal 2020 was $442.8 million, as compared to an Adjusted EBITDA loss of $288.9 million in fiscal 2019. The year-over-year increase in the Adjusted EBITDA loss is primarily attributable to increased selling, general and administrative expenses relative to fiscal 2019, partially offset by improvements in our adjusted gross margin excluding restructuring and other charges, as described above.

Fiscal 2019 Operational and Financial Highlights

The following table presents selected operational and financial information for the years ended March 31, 2019 and 2018:

	Year ended
	March 31,	March 31,
	2019	2018	Change	% Change
Operational information:
Kilogram and kilogram equivalents sold[1]	24,320	8,708	15,612	179%
Average selling price per gram - Recreational	$7.20	$-	$7.20	-
Average selling price per gram - Canadian Medical	$8.90	$8.34	$0.56	7%
Average selling price per gram - International medical	$13.57	$13.16	$0.41	3%
Average selling price per gram - Medical	$9.33	$8.54	$0.79	9%
Kilograms harvested	46,927	22,513	24,414	108%

(CDN $000's, except share amounts and where otherwise indicated)
Selected financial information:
Net revenue	$226,341	$77,948	$148,393	190%
Gross margin percentage	12%	42%	-	(30%)
Net loss	$(712,025)	$(51,064)	$(660,961)	(1294%)
Net loss attributable to Canopy Growth Corporation	$(736,281)	$(67,283)	$(668,998)	(994%)
Loss per share - basic and diluted[2]	$(2.76)	$(0.38)	$(2.38)	(626%)

[1]Kilogram equivalents refers to the conversion of cannabis oils and softgels to dried cannabis.
[2]For the year ended March 31, 2019, the weighted average number of outstanding common shares, basic and diluted, totaled 266,997,406 (year ended March 31, 2018 - 177,301,767).

The total quantity of cannabis sold in fiscal 2019 was 24,320 kilogram and kilogram equivalents, up from 8,708 kilogram and kilogram equivalents sold in fiscal 2018 due to the launch of the Canadian recreational cannabis market on October 17, 2018.

Recreational cannabis sales were 16,250 kilogram and kilogram in fiscal 2019 (67% of total cannabis sold), of which 88% was sold directly to the Canadian provinces and territories and the remainder through our direct retail and on-line consumer channels. Medical cannabis accounted for 8,070 kilogram and kilogram equivalents sold in fiscal 2019 (33% of total cannabis sold), representing a decrease of 7% from the 8,708 kilogram and kilogram equivalents sold in fiscal 2018 due primarily to the transition of our medical customers to the Spectrum Therapeutics online store prior to the opening of the recreational cannabis market, as discussed above.

The average selling price per gram, net of excise taxes, for our medical products was $9.33 in fiscal 2019, an increase from fiscal 2018 due primarily to a greater contribution from our international medical business, for which our products demand a higher average selling price, and higher realized pricing for our Canadian medical business. These factors were partially offset by our absorption of excise taxes for our medical customers upon the opening of the Canadian recreational market in October 2018.

We harvested 46,927 kilograms of cannabis in fiscal 2019, as compared to 22,513 kilograms harvested in fiscal 2018. The increase is attributable to the build-out of our production capability during fiscal 2019 in preparation for the launch of the Canadian recreational cannabis market.

Discussion of Fiscal 2019 Results of Operations

Revenue

The following tables present revenue by channel and revenue by form, respectively, for the years ended March 31, 2019 and 2018:

Revenue by Channel	Year ended
	March 31,	March 31,
(CDN $000's)	2019	2018	$ Change	% Change
Recreational revenue
Business-to-business	$117,388	$-	$117,388	-
Business-to-consumer	23,144	-	23,144	-
	140,532	-	140,532	-
Medical revenue
Canadian	68,759	70,617	(1,858)	(3%)
International	10,091	3,732	6,359	170%
	78,850	74,349	4,501	6%

Other revenue	34,049	3,599	30,450	846%
Gross revenue	253,431	77,948	175,483	225%
Excise taxes	27,090	-	27,090	-
Net revenue	$226,341	$77,948	$148,393	190%

Revenue by Form	Year ended
			Kilograms			Kilograms
			and			and
		As a % of	kilogram		As a % of	kilogram
	March 31,	gross	equivalents	March 31,	gross	equivalents
	2019	revenue	sold	2018	revenue	sold
	(CDN $000's)			(CDN $000's)
Recreational revenue by form
Dry bud	$82,643	33%	10,348	$-	-	-
Oil (Includes oils and softgels)	57,889	23%	5,902	-	-	-
	140,532	56%	16,250	-	-	-
Medical revenue by form
Dry bud	51,390	20%	5,984	58,699	75%	7,477
Oil (Includes oils and softgels)	27,460	11%	2,086	15,650	20%	1,231
	78,850	31%	8,070	74,349	95%	8,708

Other revenue	34,049	13%	-	3,599	5%	-
Gross revenue	253,431	100%	24,320	77,948	100%	8,708
Excise taxes	27,090			-
Net revenue	$226,341			$77,948

Net revenue in fiscal 2019 was $226.3 million, as compared to $77.9 million in fiscal 2018. The year-over-year increase is attributable to the launch of the Canadian recreational cannabis market in October 2018 and an increase in other revenue, primarily associated with our acquisition of Storz & Bickel in December 2018.

Recreational

Canadian recreational revenue in fiscal 2019 was $140.5 million, with the year-over-year increase from fiscal 2018 entirely due to the launch of the Canadian recreational cannabis market in October 2018.

Medical

Medical cannabis revenue in fiscal 2019 was $78.9 million, as compared to $74.3 million in fiscal 2018. Canadian medical revenue in fiscal 2019 was $68.8 million, as compared to $70.6 million in fiscal 2018. The year-over-year decrease was largely due to the transition of our medical customers from our Tweed online store to our new Spectrum Therapeutics online store shortly before the launch of the recreational cannabis market. Comparatively, a more limited range of cannabis products were made available to our customers on the Spectrum Therapeutics online store than had been offered on the Tweed Main Street online store. Consumers who were loyal to our products were able to purchase these products in the recreational channel after October 17, 2018, which impacted our medical revenue. At March 31, 2019 there were approximately 73,600 Canadian medical customers registered with Spectrum Therapeutics, down slightly as compared to approximately 74,000 medical customers at March 31, 2018 which reflects the factors noted above. International medical revenue in fiscal 2019 was $10.1 million, as compared to $3.7 million in fiscal 2018. The year-over-year increase related primarily to the growth of our medical cannabis business in Germany.

Other

Other revenue in fiscal 2019 was $34.0 million, as compared to $3.6 million in fiscal 2018. The year-over-year increase is attributable to sales of Storz & Bickel vaporizer devices, along with revenue from other strategic sources including clinic partners.

Cost of Goods Sold and Gross Margin

The following table presents cost of goods sold and gross margin for the years ended March 31, 2019 and 2018:

	Year ended
	March 31,	March 31,
(CDN $000's)	2019	2018	$ Change	% Change
Net revenue	$226,341	$77,948	$148,393	190%

Cost of goods sold	$198,096	$44,959	$153,137	341%
Gross margin	28,245	32,989	(4,744)	(14%)
Gross margin percentage	12%	42%	-	(30%)

Cost of goods sold in fiscal 2019 was $198.1 million, as compared to $45.0 million in fiscal 2018. Our gross margin in fiscal 2019 was $28.2 million, or 12% of net revenue. Comparatively, in fiscal 2018 our gross margin was $33.0 million, or 42% of net revenue. The lower gross margin percentage in fiscal 2019 was primarily attributable to the impact of operating costs of $49.6 million relating to facilities not yet cultivating or which had unutilized capacity, as discussed above, the lower average wholesale selling price in the business-to-business channel in the recreational cannabis market, and absorbing early costs associated with developing and testing our Cannabis 2.0 edibles and beverages for introduction later in fiscal 2020.

Operating Expenses

The following table presents operating expenses for the years ended March 31, 2019 and 2018:

	Year ended
	March 31,	March 31,
(CDN $000's)	2019	2018	$ Change	% Change
Operating expenses
General and administrative	$168,434	$43,819	$124,615	284%
Sales and marketing	163,674	41,313	122,361	296%
Research and development	15,238	2,053	13,185	642%
Acquisition-related costs	23,394	3,406	19,988	587%
Depreciation and amortization	21,510	12,889	8,621	67%
Selling, general and administrative expenses	392,250	103,480	288,770	279%

Share-based compensation	173,283	29,631	143,652	485%
Share-based compensation related to acquisition milestones	100,164	19,475	80,689	414%
Share-based compensation expense	273,447	49,106	224,341	457%
Total operating expenses	$665,697	$152,586	$513,111	336%

Selling, general and administrative expenses

Selling, general and administrative expenses in fiscal 2019 were $392.3 million, as compared to $103.5 million in fiscal 2018.

General and administrative expense in fiscal 2019 was $168.4 million, as compared to $43.8 million in fiscal 2018. The year-over-year increase was primarily attributable to our continued investments in:

•	Governance and public company compliance costs associated with our listings on the NYSE and TSX and meeting additional regulatory reporting requirements;
•	Legal and professional services fees related to investments in expanding operations, building commercial capacity and capability, and supporting business development;
•	Administrative and facilities, including insurance, as we expand our business both within Canada and internationally;
•	Enhancing our information technology capability;
•	Scaling-up and readying ourselves for the opening of the Canadian recreational market and international expansion;
•	Compliance costs associated with meeting Health Canada requirements; and
•	Employee compensation costs associated with the above.

Sales and marketing expense in fiscal 2019 was $163.7 million, as compared to $41.3 million in fiscal 2018. The year-over-year increase was primarily attributable to:

•

Branding, marketing and promotional campaigns focused on our Tweed and Tokyo Smoke brands, both in anticipation of the launch of the Canadian recreational market in October 2018 and subsequent to that date;

•	Staffing in marketing and sales functions needed to service the regulated recreational and international markets;
•	Our customer care center, which interfaces directly with our medical customers;
•	Cannabis retail and education programs; and
•	Our medical outreach program.

Research and development expense in fiscal 2019 was $15.2 million, as compared to $2.1 million in fiscal 2018. The year-over-year increase was primarily attributable to our rapidly-growing research and development team conducting research into a variety of innovation and intellectual property opportunities including:

•	New cannabis-based product form factors, including our Cannabis 2.0 products;
•	Device and delivery technology, including vaporizers;
•	Growth patterns under different environmental scenarios and the genetics of various strains;
•	Production of encapsulated cannabis oil capsules in higher volumes;
•	Equipment that we have engineered specifically for the cannabis industry, such as extraction equipment; and
•	Conducting clinical trials for CBD-based human and animal health products.

Acquisition-related costs in fiscal 2019 were $23.4 million, as compared to $3.4 million in fiscal 2018. The year-over-year increase was attributable to increased mergers and acquisitions activity in fiscal 2019, with closings on several transactions in the year including Hiku, ebbu, Storz & Bickel, KeyLeaf, and the medical division of Spectrum Therapeutics. In addition, several transactions were announced subsequent to March 31, 2019, for which costs were incurred in fiscal 2019, including the acquisitions of C3 and This Works, and the transaction with Acreage.

Depreciation and amortization in fiscal 2019 was $21.5 million, as compared to $12.9 million in fiscal 2018. The year-over-year increase was attributable to property, plant and equipment being put into operation during fiscal 2019 as we continued to build our production capacity across Canada.

Share-based compensation expense

Share-based compensation was $173.3 million in fiscal 2019, as compared to $29.6 million in fiscal 2018. The year-over-year increase was attributable to:

•

The continued increase in the number of stock options granted, which was primarily attributable to the increase in the number of employees, from approximately 1,000 at March 31, 2018 to approximately 3,200 at March 31, 2019. 12.8 million stock options were granted in fiscal 2018, as compared to 22.1 million in fiscal 2019;

•

The increase in the grant date fair value of the stock options, which was primarily attributable to our higher stock price. The weighted average exercise price of stock options granted in fiscal 2018 was $16.50, as compared to $51.49 in fiscal 2019, resulting in a higher fair value per option as determined by the Black-Scholes option pricing model; and

•

Options granted under our Amended and Restated 2018 Omnibus Incentive Plan generally vest and become exercisable over 3 years, which has therefore resulted in the expense associated with the increased number of options being recognized in fiscal 2019.

Share-based compensation related to acquisition milestones was $100.2 million in fiscal 2019, as compared to $19.5 million in fiscal 2018. The year-over-year increase was predominantly attributable to the acquisitions of Canindica and Spectrum Colombia in July 2018. Consideration for these transactions included the issuance of share-based compensation upon the achievement of specified future cultivation and sales milestones in fiscal 2019.

Other

The following table presents loss from equity method investments, other (expense) income, net, and income tax (expense) recovery for the years ended March 31, 2019 and 2018:

	Year ended
	March 31,	March 31,
(CDN $000's)	2019	2018	$ Change	% Change
Loss from equity method investments	$(10,752)	$(1,473)	$(9,279)	(630%)
Other (expense) income, net	(59,709)	69,614	(129,323)	(186%)
Income tax (expense) recovery	(4,112)	392	(4,504)	(1149%)

Loss from equity method investments

The loss from equity method investments was $10.8 million in fiscal 2019, as compared to $1.5 million in fiscal 2018. The year-over-year increase in the loss was largely attributable to the increase in the amount of capital invested in equity method investees during fiscal 2019, and the increased losses incurred by the equity method investees as they invested in their businesses leading up to, and after, the opening of the Canadian recreational market in October 2018.

Other (expense) income, net

Other expense, net was $59.7 million in fiscal 2019, as compared to other income, net of $69.6 million in fiscal 2018. The change of $129.3 million from an income amount to an expense amount was primarily attributable to:

•

Expense of $203.1 million related to the non-cash fair value changes on our senior convertible notes. These fair value changes are due to the approximate 33% increase in our share price from the issuance of the senior convertible notes in June 2018 to March 31, 2019;

•	Expense of $28.6 million related to a settlement reached with co-investors in two of our equity-method investees in fiscal 2019;
•	Convertible debt issuance costs of $16.4 million that were incurred in the first quarter of fiscal 2019;
•

Income of $62.7 million related to the non-cash gain on the remeasurement of our equity interest in the medical division of Spectrum Therapeutics (formerly referred to as CHI) to fair value immediately prior to its acquisition in August 2018;

•

Incremental interest income of $48.0 million attributable to the higher cash and cash equivalents and short-term investments balances in the second half of fiscal 2019 resulting from the investment by CBI; and

•	We incurred a non-cash impairment charge of $28.0 million related to certain of our product rights intangible assets in fiscal 2018 that did not recur in fiscal 2019.

Income tax (expense) recovery

Income tax expense was $4.1 million in fiscal 2019, as compared to income tax recovery of $0.4 million in fiscal 2018. In fiscal 2019, income tax expense consisted of deferred income tax expense of $1.7 million (compared to a recovery of $0.4 million in fiscal 2018) and current income tax expense of $2.4 million ($nil in fiscal 2018).

The increase of $2.1 million in deferred income tax expense was primarily a result of (i) recording an increase in deferred tax liabilities that arose in connection with the required revaluation of the accounting carrying value, but not the tax basis, of other financial assets; and (ii) the recognition of losses carried forward net of the use of losses carried forward from prior years for which a deferred tax asset had been recorded. In connection with certain deferred tax assets, mainly in respect to losses for tax purposes, where the accounting criteria for recognition of an asset has yet to be satisfied and it is not probable that they will be used, the deferred tax asset has not been recognized.

The increase of $2.4 million in current income tax expense arose primarily in connection with acquired legal entities that generated taxable income, where income could not be offset against the group’s tax attributes.

Net Loss

Net loss was $712.0 million in fiscal 2019, as compared to a net loss of $51.1 million in fiscal 2018. The year-over-year increase in net loss reflects the variances discussed above, particularly as they relate to the decrease in gross margin, the increase in operating expenses, the increase in share-based compensation expense, and the changes in other (expense) income, net.

Segmented Analysis

In both fiscal 2019 and fiscal 2018, all of our revenue was earned by the Cannabis, Hemp and Other Consumer Products. Canopy Rivers contributed net income of $29.4 million in fiscal 2019, of which $9.1 million was attributable to Canopy Growth. In fiscal 2018, Canopy Rivers contributed net income of $26.0 million, of which $8.5 million was attributable to Canopy Growth. The year-over-year increase in net income reflects changes in the fair value or carrying value of Canopy Rivers’ strategic equity investments, partially offset by an increase in share-based compensation expense due to the stock options which have been granted by Canopy Rivers in fiscal 2018 and fiscal 2019.

Adjusted EBITDA (Non-GAAP Measure)

The following table presents Adjusted EBITDA for the years ended March 31, 2019 and 2018:

	Year ended
	March 31,	March 31,
(CDN $000's)	2019	2018	$ Change	% Change
Net loss	$(712,025)	$(51,064)	$(660,961)	(1294%)
Income tax expense (recovery)	4,112	(392)	4,504	1149%
Other expense (income), net	59,709	(69,614)	129,323	186%
Loss on equity method investments	10,752	1,473	9,279	630%
Share-based compensation[1]	278,228	51,177	227,051	444%
Acquisition-related costs	23,394	3,406	19,988	587%
Depreciation and amortization[1]	46,918	20,486	26,432	129%
Adjusted EBITDA[2]	$(288,912)	$(44,528)	$(244,384)	(549%)

[1]From Statement of Cash Flows.

[2]Adjusted EBITDA is a non-GAAP measure, and is calculated as the reported net loss, adjusted to exclude income tax recovery (expense); other income (expense), net; loss on equity method investments; share-based compensation expense; depreciation and amortization expense, and further adjusted to remove acquisition-related costs.

The Adjusted EBITDA loss in fiscal 2019 was $288.9 million, as compared to an Adjusted EBITDA loss of $44.5 million in fiscal 2018. The year-over-year increase in the loss is primarily due to the decrease in the gross margin and reflective of the investments made in fiscal 2019 in selling, general and administrative expenses, as described above.

Summary of Quarterly Results

The following tables presenting our quarterly results of operations should be read in conjunction with the Financial Statements and related notes included in Part II, Item 8 of this Annual Report. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. Our operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.

The following tables present our unaudited quarterly results of operations for the eight consecutive quarters ended March 31, 2020:

	QUARTER ENDED
	June 30,	September 30,	December 31,	March 31,
	2019	2019	2019	2020	Full year
Net revenue	$90,482	$76,613	$123,764	$107,913	$398,772
Gross margin	$18,290	$3,643	$38,208	$(91,825)	$(31,684)
Net (loss) income	$(194,051)	$242,650	$(109,634)	$(1,326,405)	$(1,387,440)
Net (loss) income attributable to Canopy Growth Corporation	$(185,869)	$258,918	$(91,354)	$(1,303,021)	$(1,321,326)
Net (loss) income per common share attributable to Canopy Growth Corporation:
Basic (loss) earnings per share	$(0.54)	$0.75	$(0.26)	$(3.72)	$(3.80)
Diluted (loss) earnings per share	$(0.54)	$0.25	$(0.26)	$(3.72)	$(3.80)

	QUARTER ENDED
	June 30,	September 30,	December 31,	March 31,
	2018	2018	2018	2019	Full year
Net revenue	$25,916	$23,327	$83,048	$94,050	$226,341
Gross margin	$7,464	$(19,336)	$19,072	$21,045	$28,245
Net (loss) income	$(93,299)	$(310,428)	$39,194	$(347,492)	$(712,025)
Net (loss) income attributable to Canopy Growth Corporation	$(89,671)	$(317,830)	$50,736	$(379,516)	$(736,281)
Net (loss) income per common share attributable to Canopy Growth Corporation:
Basic (loss) earnings per share	$(0.45)	$(1.43)	$0.17	$(1.10)	$(2.76)
Diluted (loss) earnings per share	$(0.45)	$(1.43)	$(0.44)	$(1.10)	$(2.76)

Part 3 – Financial Liquidity and Capital Resources

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. As of March 31, 2020, we had cash and cash equivalents of $1.3 billion and short-term investments of $673.3 million, which are predominantly invested in liquid securities issued by the United States and Canadian governments. Additionally, we have capacity of $34.7 million under our $40.0 million revolving debt facility with Farm Credit Canada (“FCC”). In evaluating our capital requirements, including the impact, if any, on our business from the COVID-19 outbreak, and our ability to fund the execution of our strategy, we believe we have adequate available liquidity to enable us to meet our working capital and other operating requirements, fund growth initiatives and capital expenditures, settle our liabilities, and repay scheduled principal and interest payments on debt.

Our objective is to generate sufficient cash to fund our operating requirements and expansion plans. While we have incurred net losses on a GAAP basis and Adjusted EBITDA losses to date and our cash and cash equivalents have decreased $1.2 billion from fiscal March 31, 2019 (and, together with short-term investments, decreased $2.5 billion from March 31, 2019), as discussed in the “Cash Flows” section below, management anticipates the success and eventual profitability of the business. We have also ensured that we have access to public capital markets through our U.S. and Canadian public stock exchange listings. However, there can be no assurance that we will gain adequate market acceptance for our products or be able to generate sufficient positive cash flow to achieve our business plans. In the year ended March 31, 2020, our purchases of and deposits on property, plant and equipment totaled $704.9 million, which were funded out of available cash, cash equivalents and short-term investments. Included in our purchase obligations for fiscal 2021, as reflected in the table below under “Contractual Obligations and Commitments”, are commitments for the purchase of property, plant and equipment totaling $73.2 million in fiscal 2021. We expect to fund these purchases with our available cash, cash equivalents and short-term investments. Therefore, we are subject to risks including, but not limited to, our inability to raise additional funds through debt and/or equity financing to support our continued development, including capital expenditure requirements, operating requirements and to meet our liabilities and commitments as they come due.

Cash Flows

The table below presents cash flows for the years ended March 31, 2020, 2019 and 2018:

	Year ended
	March 31,	March 31,	March 31,
(CDN $000's)	2020	2019	2018
Net cash (used in) provided by:
Operating activities	$(772,635)	$(535,031)	$(81,506)
Investing activities	(347,654)	(3,227,985)	(223,583)
Financing activities	(57,161)	5,851,719	525,849
Effect of exchange rate changes on cash and cash equivalents	(204)	69,567	-
Net (decrease) increase in cash and cash equivalents	(1,177,654)	2,158,270	220,760
Cash and cash equivalents, beginning of year	2,480,830	322,560	101,800
Cash and cash equivalents, end of year	$1,303,176	$2,480,830	$322,560

Operating activities

Cash used in operating activities in fiscal 2020 totaled $772.6 million, as compared to cash used of $535.0 million in fiscal 2019. The increase in the cash used during fiscal 2020 was primarily due to the year-over-year increase in the net loss and an overall decrease in the non-cash income and expense items impacting the net loss including share-based compensation expense, asset impairment and restructuring costs, and fair value changes on the warrant derivative liability and convertible senior notes.

Cash used in operating activities in fiscal 2019 totaled $535.0 million, as compared to cash used of $81.5 million in fiscal 2018. The increase in the cash used during fiscal 2019 was primarily due to the year-over-year increases in the net loss and our investments in working capital, partially offset by an increase in non-cash expense items impacting the net loss including share-based compensation expense and fair value changes on our senior convertible notes.

Investing activities

The cash used in investing activities totaled $347.7 million in fiscal 2020, as compared to cash used of $3.2 billion in fiscal 2019. In fiscal 2020, we invested $704.9 million in the construction of advanced manufacturing capability and a beverage facility at our Smiths Falls location, our U.S. supply chain infrastructure, and expanding our growing capacity in Denmark. The cash used for acquisitions was $498.8 million, with the most notable cash outflows relating to our acquisitions of C3 ($342.9 million), This Works ($71.0 million), BioSteel ($47.7 million) and BCT ($37.2 million). We also completed strategic investments totaling $529.9 million in the form of equity instruments of certain entities, most notably pursuant to the Acreage Arrangement ($395.2 million). Partially offsetting these outflows of cash was the net redemption of short-term investments in the amount of $1.4 billion, with the cash proceeds primarily used for the purposes described above. Comparatively, in fiscal 2019 the net purchases of short-term investments was $2.0 billion.

The cash used in investing activities totaled $3.2 billion in fiscal 2019, as compared to cash used of $223.6 million in fiscal 2018. In fiscal 2019, net purchases of short-term investments were $2.0 billion with the proceeds from issuance of equity to CBI. We invested $644.5 million in expanding our growing capacity at our Aldergrove and Delta greenhouses and our Fredericton indoor facility, the construction of a regional distribution center, advanced manufacturing capability, and a beverage production facility at our Smiths Falls location. These expenditures also included our continued international expansion, with investments being made in retrofitting our greenhouse in Odense, Denmark and acquiring land in Australia. Comparatively, these outflows were $176.0 million in fiscal 2018. The cash used for acquisitions was $344.4 million in fiscal 2019, compared to $3.8 million in fiscal 2018, with the most notable cash outflows relating to our acquisitions of Storz & Bickel ($202.7 million) and KeyLeaf ($126.1 million). We also completed strategic investments of $128.2 million in the equity instruments of certain entities in fiscal 2019, compared to $48.6 million in fiscal 2018.

Financing activities

The cash used in financing activities totaled $57.2 million in fiscal 2020, as compared to cash provided of $5.9 billion in fiscal 2019. The primary outflow in fiscal 2020 was the repayment of debt of $115.0 million, including the Alberta Treasury Board financing and related interest in the amount of $95.2 million, and other scheduled debt repayments. In fiscal 2019 we received the investment of $5.1 billion from CBI and issued convertible senior notes with an aggregate principal amount of $600.0 million, leading to the year-over-year change.

The cash provided by financing activities totaled $5.9 billion in fiscal 2019, as compared to cash provided of $525.8 million in fiscal 2018. The year-over-year increase was primarily due to the proceeds of $5.1 billion from the equity issuance to CBI, and the proceeds of $600.0 million from the issuance of convertible senior notes.

Free Cash Flow (Non-GAAP Measure)

Free cash flow is a non-GAAP measure used by management that is not defined by U.S. GAAP and may not be comparable to similar measures presented by other companies. Management believes that free cash presents meaningful information regarding the amount of cash flow required to maintain and organically expand our business, and that the free cash flow measure provides meaningful information regarding our liquidity requirements. The table below presents free cash flows for the years ended March 31, 2020, 2019 and 2018:

	Year ended
	March 31,	March 31,	March 31,
(CDN $000's)	2020	2019	2018
Net cash used in operating activities	$(772,635)	$(535,031)	$(81,506)
Purchases of and deposits on property, plant and equipment	(704,944)	(644,456)	(175,962)
Free cash flow[1]	$(1,477,579)	$(1,179,487)	$(257,468)

[1]Free cash flow is a non-GAAP measure, and is calculated as net cash provided by (used in) operating activities, less purchases of and deposits on property, plant and equipment.

Free cash flow in fiscal 2020 was an outflow of $1.5 billion, as compared to an outflow of $1.2 billion in fiscal 2019. The year-over-year increase in the outflow reflects the increase in the cash used for operating activities, as described above, and the completion of construction of advanced manufacturing capability and a beverage production facility at our Smiths Fall location in fiscal 2020.

Free cash flow for fiscal 2019 was an outflow of $1.2 billion, as compared to an outflow of $257.5 million for fiscal 2018. The year-over-year increase in the outflow was primarily due to the increase in the cash used in operating activities, as described above, and our investment in expanding our growing capacity across Canada, and commencing construction of our advanced manufacturing capability and a beverage production facility at our Smiths Fall location.

Debt

Since our formation, we have financed our cash requirements primarily through the issuance of capital stock, including the $5.1 billion investment by CBI in the third quarter of fiscal 2019, and debt.  Total debt outstanding as of March 31, 2020 was $465.4 million, as compared to $946.0 million as of March 31, 2019. The total principal amount owing, which excludes fair value adjustments related to our convertible senior notes, was $615.2 million at March 31, 2020, as compared to $710.3 million at March 31,

2019. This decrease was predominately due to the repayment of the outstanding loan amount with the Alberta Treasury Board in June 2019, in the amount of $95.2 million, including accrued interest.

Convertible senior notes

In June 2018, we issued convertible senior notes with an aggregate principal amount of $600.0 million. The notes bear interest at a rate of 4.25% per annum, payable semi-annually on January 15th and July 15th of each year commencing January 15, 2019. The notes mature on July 15, 2023. Holders of the notes may convert the notes at their option at any time from January 15, 2023 to the maturity date. CBI owns $200.0 million of these notes.

Other

On August 13, 2019, we entered into a $40.0 million revolving debt facility with FCC. The new facility replaces all previous loans with FCC and is secured by our property on Niagara-on-the-Lake, Ontario. The outstanding balance at March 31, 2020 is $5.3 million, and the facility bears interest of 3.45%, or the FCC prime rate plus 1.0%, and matures on September 3, 2024.

The revolving debt facility agreement with FCC includes affirmative, negative and financial covenants. As of March 31, 2020, we are in compliance with all covenants in the revolving debt facility agreement.

Further information regarding our debt issuances, including the conversion rights of the senior convertible notes, is included in Note 17 of the Financial Statements.

Contractual Obligations and Commitments

The table below presents information about our contractual obligations and commitments as of March 31, 2020, and the timing and effect that such obligations and commitments are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
		Less than
(CDN $000's)	Total	1 year	1-3 years	3-5 years	Over 5 years
Long-term debt obligations	$615,211	$11,062	$1,953	$601,950	$246
Interest payments on debt obligations	86,259	25,579	51,082	9,598	-
Operating leases[1]	97,105	15,811	27,660	21,315	32,319
Finance leases[1]	88,394	27,681	10,599	10,626	39,488
Purchase obligations	142,867	115,135	19,394	4,788	3,550
Other liabilities[2]	246,066	175,453	45,857	16,908	7,848
Other obligations[3]	342,695	111,548	141,897	37,250	52,000
	$1,618,597	$482,269	$298,442	$702,435	$135,451

[1] Refer to Note 30 of our Financial Statements for further information on our leases. Amounts include interest related to operating and finance leases of $13.6 million and $11.5 million, respectively.
[2] Refer to Note 18 of our Financial Statements for further information on our other liabilities.
[3] Includes future minimum royalty obligations, and obligations under cannabis offtake agreements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Transactions with Related Parties

Year ended March 31, 2020

On October 11, 2019, we acquired all of the unowned interest in BCT to increase our total ownership of BCT’s issued and outstanding shares to 100%. Following this transaction, we control both BCT and Spectrum UK, a joint venture formed by us and BCT and Spectrum UK will be accounted for as wholly-owned subsidiaries.

Cash consideration for this transaction was $58.3 million, of which $45.1 million was advanced on closing, and $14.4 million will be paid on October 1, 2020 and 2021 and has a fair value of $13.2 million. Consideration also included 155,565 replacement options. The fair value of the replacement options was determined using a Black-Scholes model and $1.9 million of the total fair value has been included as consideration paid to acquire BCT as it related to pre-combination vesting service and $2.0 million of the fair value will be recognized as share-based compensation expense ratably over the post-combination vesting period. The consideration paid for BCT included $250 thousand cash and 16,430 replacement options that were issued to a member of our key management that was a shareholder and option holder in BCT.

In connection with the Acreage Arrangement Agreement, we entered into several agreements with the CBI Group, including the New Investor Rights Agreement, the Consent Agreement and amendments to the Tranche B Warrants. See Part I, Item 1, Business for additional information on these transactions.

Year ended March 31, 2019

On November 16, 2018, we acquired two previously leased facilities from a company controlled by one of our former directors for cash proceeds of $31.3 million, including $1.5 million to repay the loan to the director’s company. The director resigned from our board of directors on November 1, 2018 following the previously discussed investment by CBI. The basis for the consideration paid was supported by independent appraisals of the properties. We continue to lease one Toronto facility from the director’s company. The Toronto facility leases had original expiration dates of October 15, 2018 and August 31, 2024 and the Edmonton facility lease was to expire on July 31, 2037. One of the Toronto facilities and the Edmonton facility were purchased on November 16, 2018. Included in the expenses for the year ended March 31, 2019 for rent and operating costs was $1.3 million (for the year ended March 31, 2018 - $2.7 million).

We have entered into cannabis offtake agreements with certain of our equity method investees and entities in which we hold equity or other financial instruments. These agreements are in the normal course of operations and will be measured at the exchange amounts agreed to by the parties.

Part 4 – Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 3 of the Notes to the Financial Statements. Certain of our accounting policies require the application of significant judgment by management and, as a result, are subject to an inherent degree of uncertainty. We believe that the following accounting policies and estimates are the most critical to fully understand and evaluate our reported financial position and results of operations, as they require our most subjective or complex management judgments. The estimates used are based on our historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Actual results may vary from our estimates in amounts that may be material to the Financial Statements.

The following critical accounting policies and estimates are those which we believe have the most significant effect on the amounts recognized in the Financial Statements.

Inventory valuation

Critical judgment. Inventory is valued at the lower of cost and net realizable value. The valuation of our inventory balances involves recording an inventory reserve equal to the difference between the current carrying cost of the inventory and its net realizable value. A component of this analysis therefore involves determining whether there is excess, slow-moving or obsolete inventory on hand.

Assumptions and judgment. When determining whether there is excess, slow-moving or obsolete inventory, management makes assumptions around future demand and production forecasts, which are then compared to current inventory levels. Management also makes assumptions around future pricing, and considers historical experience and the application of the specific identification method for identifying obsolete inventory.

Impact if actual results differ from assumptions. If the assumptions around future demand for our inventory are more optimistic than actual future results, then the excess and obsolete inventory provision may not be sufficient, resulting in our inventory being valued in excess of its net realizable value.

Estimated useful lives and depreciation and amortization of property, plant and equipment and intangible assets

Critical estimates. During the purchase or construction of our property, plant and equipment, and during the acquisition or purchase of intangible assets, amounts are capitalized onto the balance sheet. When the assets go into service, a useful life is assigned to determine the required quarterly depreciation and amortization expense. The useful lives are determined through the exercise of judgment. When an asset is abandoned or ceases to be used the carrying value of the asset is adjusted to its salvage value.

Assumptions and judgment. The useful lives are determined based on the nature of the asset. Management considers information from manufacturers, historical data, and industry standards to estimate the appropriate useful life and salvage value. In certain cases management may obtain third party appraisals to estimate salvage value.

Impact if actual results differ from assumptions. If actual useful lives differ from the estimates used, the timing of depreciation and amortization expense will be impacted. A longer useful life will result in lower depreciation and amortization expense recorded each year, but will also increase the periods over which depreciation and amortization expense is taken. When an asset is abandoned, if the salvage value differs from the estimated used the abandonment cost will be impacted.

Impairment of property, plant and equipment and finite life intangible assets

Critical estimates. Property, plant and equipment and finite life intangible assets need to be assessed for impairment when an indicator of impairment exists. If an indicator of impairment exists, further judgement and assumptions will be required in determining the recoverable amount.

Assumptions and judgment. When determining whether an impairment indicator exists, judgement is required in considering the facts and circumstances surrounding these long-lived assets. Management considers whether events such as a change in strategic direction, changes in business climate, or changes in technology would indicate that a long-lived asset may be impaired. When an impairment indicator does exist, judgement and assumptions are required to estimate the future cash flows used in assessing the recoverable amount of the long-lived asset.

Impact if actual results differ from assumptions. If impairment indicators exist and are not identified, or judgement and assumptions used in assessing the recoverable amount change, the carrying value of long-lived assets can exceed the recoverable amount.

Impairment of indefinite life intangible assets and goodwill

Critical estimates. Indefinite life intangible assets and goodwill need to be tested for impairment annually or sooner, if events or circumstances indicate that the carrying amount of an asset may not be recoverable. An entity may first perform a qualitative assessment of impairment, and a quantitative analysis is only required if the qualitative assessment is inconclusive.

Assumptions and judgment. When performing a qualitative assessment, judgement is required when considering relevant events and circumstances that could affect the fair value of the indefinite-life intangible asset. Management considers whether events and circumstances such as a change in strategic direction and changes in business climate would impact the fair value of the indefinite-life intangible asset. If a quantitative analysis is required, assumptions around expected future cash flows, discount rates and other inputs into a financial model may be required to compare the fair value to the carrying value.

Impact if actual results differ from assumptions. If the judgements relating to the qualitative or quantitative assessments performed differ from actual results, or if assumptions are different, the values of the indefinite life intangible assets and goodwill can differ from the amounts recorded.

Acreage financial instrument fair value measurement

Critical estimates. The Acreage financial instrument is measured at fair value through net income (loss) using Level 3 inputs.

Assumptions and judgment. The valuation of the Acreage financial instrument is highly subjective and management applies a probability-weighted expected return model which considers a number of potential outcomes. We use judgment to make assumptions on the key inputs including the (i) probability of each scenario; (ii) value and number of our shares to be issued; (iii) intrinsic value of Acreage; (iv) probability and timing of U.S. legalization; (v) estimated premium on U.S. legalization; (vi) control premium; and (vii) synergy value to us.

Impact if actual results differ from assumptions. If the assumptions and judgments differ, the fair value calculation will be impacted. Information on the valuation technique and inputs used in determining fair values are disclosed in Note 24 of our Financial Statements.

Warrant derivative liability fair value measurement

Critical estimates. The warrant derivative liability is measured at fair value through net income (loss) using Level 3 inputs.

Assumptions and judgment. The valuation technique requires assumptions and judgement around the inputs to be used.    Specifically, there is a high degree of subjectivity and judgement in evaluating the determination of the expected share price volatility inputs used in the Monte Carlo model for the warrant derivative liability. Historical, implied, and peer group volatility levels provide a range of possible expected volatility inputs and the fair value estimates are sensitive to the expected volatility inputs.

Impact if actual results differ from assumptions. An increase or decrease in the share price volatility will result in an increase or decrease in fair value.

Other fair value measurements

Critical estimates. Some of our assets and liabilities are measured at fair value. In certain cases where Level 1 inputs are not available, valuation approaches using Level 2 and Level 3 inputs are required.

Assumptions and judgment. The valuation techniques require assumptions and judgment around the inputs to be used.

Impact if actual results differ from assumptions. If the assumptions and judgments differ, the fair value calculations will be impacted. Certain assumptions will have greater impact on the determination of fair value depending on the nature of the asset or liability. Information on the valuation techniques and inputs used in determining fair values are disclosed in Note 24 our Financial Statements.

Revenue recognition

Critical estimates. The determination of the reduction of the transaction price for variable consideration requires that we make certain estimates and assumptions that affect the timing and amounts of revenue recognized.

Assumptions and judgment. We estimate the variable consideration by taking into account factors such as historical information, current trends, forecasts, inventory levels, availability of actual results and expectations of customer and consumer behavior.

Impact if actual results differ from assumptions. A more optimistic outlook on future demand can result in lower expected returns and reduced likelihood of price adjustments necessary to sell the product. This outlook will reduce the provision against revenue.

Stock-based compensation

Critical estimates. We use the Black-Scholes option pricing model to calculate our share-based compensation expense.

Assumptions and judgment. The option pricing model relies on key inputs such as rate of forfeiture, expected life of the option, the volatility of our share price, and the risk-free interest rate used.

Impact if actual results differ from assumptions. If key inputs differ, the fair value of options will be impacted. A higher fair value of the options will result in higher share-based compensation expense over the vesting period of the option.

Income taxes

Critical estimates. Many of our normal course transactions may have uncertain tax consequences.  We use judgment to determine income for tax purposes and this may impact the recognized amount of assets or liabilities, the disclosure of contingent liabilities or the reported amount of revenue or expense and may result in an unrealized tax benefit for transactions that have not yet been reviewed by tax authorities and that may in the future be under discussion, audit, dispute or appeal.

Assumptions and judgment. We use historical experience, current and expected future outcomes, third-party evaluations and various other assumptions believed to be reasonable in making judgements.

Impact if actual results differ from assumptions. An unrealized tax benefit will be recognized when we determine that it is more likely than not that the tax position is sustainable based on its technical merits.  In any case, if the final outcome is different from our estimate this will impact our income taxes and cash flow.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential economic loss arising from adverse changes in market factors. As a result of our global operating, acquisition and financing activities, we are exposed to market risk associated with changes in foreign currency exchange rates, interest rates and equity prices. To manage the volatility relating to these risks, we may periodically purchase derivative instruments including foreign currency forwards. We do not enter into derivative instruments for trading or speculative purposes.

Foreign currency risk

Our Financial Statements are presented in Canadian dollars. We are exposed to foreign currency exchange rate risk as the functional currencies of certain subsidiaries, including those in the United States and Europe, are not in Canadian dollars. The translation of foreign currencies to Canadian dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date, and for revenues and expense using an average exchange rate for the period. Therefore, fluctuations in the value of the Canadian dollar affect the reported amounts of net revenue, expenses, assets and liabilities. The resulting translation adjustments are reported as a component of accumulated other comprehensive income or loss on the consolidated balance sheet.

A hypothetical 10% change in the U.S. dollar against the Canadian dollar compared to the exchange rate at March 31, 2020, would affect the carrying value of net assets by approximately $113.0 million, with a corresponding impact to the foreign currency translation account within accumulated other comprehensive income or loss. A hypothetical 10% change in the euro against the Canadian dollar compared to the exchange rate at March 31, 2020, would affect the carrying value of net assets by approximately $77.7 million, with a corresponding impact to the foreign currency translation account within accumulated other comprehensive income or loss.

We also have exposure to changes in foreign exchange rates associated with transactions which are undertaken by our subsidiaries in currencies other than their functional currency. As a result, we have been impacted by changes in exchange rates and may be impacted for the foreseeable future.

Foreign currency derivative instruments may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with acquisitions, divestitures or investments outside of Canada. Historically, while we have purchased derivative instruments to mitigate the foreign exchange risks associated with certain transactions, the impact of these hedging transactions on our Financial Statements has been immaterial.

Interest rate risk

Our cash equivalents and short-term investments are held in both fixed-rate and adjustable-rate securities. Investments in fixed-rate instruments carry a degree of interest rate risk. The fair value of fixed-rate securities may be adversely impacted due to a rise in interest rates. Additionally, a falling-rate environment creates reinvestment risk because as securities mature, the proceeds are reinvested at a lower rate, generating less interest income. As at March 31, 2020, our cash and cash equivalents, and short-term investments, consisted of $1.3 billion, as compared to $2.8 billion at March 31, 2019, in interest rate sensitive instruments.

Our financial liabilities consist of long-term fixed rate debt and floating-rate debt. Fluctuations in interest rates could impact our cash flows, primarily with respect to the interest payable on floating-rate debt.

	Aggregate Notional Value		Fair Value		Decrease in Fair Value - Hypothetical 1% Rate Increase
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Convertible senior note	$600,000	$600,000	$450,204	$835,704	$(11,490)	$(12,690)
Fixed interest rate debt	5,255	12,800	N/A	N/A	N/A	N/A
Variable interest rate debt	9,956	97,471	N/A	N/A	N/A	N/A

Equity price risk

We hold other financial assets and liabilities in the form of investments in shares, warrants, options, put liabilities, and convertible debentures that are measured at fair value and recorded through either net income (loss) or other comprehensive income (loss). We are exposed to price risk on these financial assets, which is the risk of variability in fair value due to movements in equity or market prices.

For our convertible senior notes, a primary driver of its fair value is our share price. An increase in our share price typically results in a fair value increase of the liability.

Information regarding the fair value of financial instrument assets and liabilities that are measured at fair value on a recurring basis, and the relationship between the unobservable inputs used in the valuation of these financial assets and their fair value is presented in Note 24 of the Financial Statements.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2) appear on pages F-2 to F-62. See accompanying Index to the Consolidated Financial Statements on page F-1. The supplementary financial data required by Item 302 of Regulation S-K appears in Note 35 to the consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2020, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management has determined that our internal control over financial reporting as of March 31, 2020, was effective.

In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has limited the evaluation of our internal controls over financial reporting to exclude controls, policies and procedures and internal controls over financial reporting of the recently acquired operations of:

•	C3 (acquired April 30, 2019);
•	This Works (acquired May 21, 2019);
•	BioSteel (acquired October 1, 2019);
•	BCT (acquired October 11, 2019); and
•	Spectrum UK (acquired October 11, 2019).

The operations of C3, This Works, BioSteel, BCT and Spectrum UK, combined, represent approximately 10% of our total assets and 19% of our gross revenues for the year ended March 31, 2020.

As disclosed under “Controls and Procedures” in our Annual Report on Form 40-F for the fiscal year ended March 31, 2019, as of March 31, 2019, management concluded that a material weakness existed in internal controls over company-wide EUC spreadsheets. This material weakness was initially identified as of March 31, 2017. The accounting complexities encountered in financial reporting rely on complex spreadsheets, and spreadsheets are inherently prone to error due to their manual nature. Our controls related to spreadsheets did not address all risks associated with access security, data entry and evidence of review of completed spreadsheets.

During 2019, management implemented our previously disclosed remediation plan that included:

(i)

Adding additional resources, including the continued engagement of third party resources, to support and assist in implementing applicable EUC spreadsheet control infrastructure for expected ongoing reliance to a degree on EUC spreadsheets;

(ii)	Reducing the use of EUC spreadsheets where possible through relevant systems.

During the fourth quarter of fiscal 2020, we completed testing of the operating effectiveness of the implemented controls and found them to be effective. As a result, we have concluded the material weakness has been remediated as of March 31, 2020.

KPMG LLP, an independent registered public accounting firm, has audited our financial statements included in this Annual Report and issued its report on the effectiveness of our internal control over financial reporting as of March 31, 2020, which is included herein.

Changes in Internal Control Over Financial Reporting

Other than the changes discussed above in connection with our implementation of the remediation plan, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during our most recent quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended March 31, 2020.

Item 11. Executive Compensation.

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended March 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended March 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended March 31, 2020.

Item 14. Principal Accountant Fees and Services.

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended March 31, 2020.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1)	Financial Statements

See the accompanying Index to Consolidated Financial Statement Schedule on page F-1.

(a) (2)	Financial Statement Schedules

See the accompanying Index to Consolidated Financial Statement Schedule on page F-1.

(a) (3)	Exhibits

Exhibit Index

Exhibit Number	Description
2.1*	Arrangement Agreement dated as of April 18, 2019 by and between Canopy Growth Corporation and Acreage Holdings, Inc.
2.2*	First Amendment to Arrangement Agreement dated as of May 15, 2019 by and between Canopy Growth Corporation and Acreage Holdings, Inc.
3.1*	Certificate of Incorporation and Articles of Amendment of Canopy Growth Corporation.
3.2*	Bylaws of Canopy Growth Corporation.
4.1*	Description of Capital Stock of Canopy Growth Corporation.
4.2*	Form of Canopy Growth Corporation Common Share Certificate.
4.3

Indenture dated as of June 20, 2018 by and among Canopy Growth Corporation, Glas Trust Company LLC and Computershare Trust Company of Canada (incorporated by reference to Exhibit 99.1 to Canopy Growth Corporation's Form 6-K, filed with the Securities and Exchange Commission on June 26, 2018).

4.4*	Tranche A Amended and Restated Common Share Purchase Warrant dated as of June 27, 2019, granted to CBG Holdings LLC.
4.5*	Tranche B Amended and Restated Common Share Purchase Warrant dated as of June 27, 2019, granted to CBG Holdings LLC.
4.6*	Tranche C Amended and Restated Common Share Purchase Warrant dated as of June 27, 2019, granted to CBG Holdings LLC.
10.1*†	Form of Director and Officer Indemnity Agreement.
10.2*†	Canopy Growth Corporation Amended and Restated 2018 Omnibus Incentive Plan.
10.3*†	Form of Stock Option Agreement to Amended and Restated 2018 Omnibus Incentive Plan.
10.4*†	Form of Restricted Stock Unit Grant Agreement to Amended and Restated 2018 Omnibus Incentive Plan.
10.5*†	Canopy Growth Corporation Employee Stock Purchase Plan.
10.6*	Non-Employee Director Compensation Table.
10.7*‡	Subscription Agreement dated as of October 27, 2017 by and between Greenstar Canada Investment Limited Partnership and Canopy Growth Corporation.
10.8*	Subscription Agreement dated as of August 14, 2018 by and between CBG Holdings LLC and Canopy Growth Corporation.
10.9*	Second Amended and Restated Investor Rights Agreement dated as of April 18, 2019 by and among CBG Holdings LLC, Greenstar Canada Investment Limited Partnership and Canopy Growth Corporation.
10.10*	Consent Agreement dated as of April 18, 2019 by and between Canopy Growth Corporation and CBG Holdings LLC.
10.11*†	Executive Employment Agreement dated as of November 20, 2019 by and between Tweed Inc. and Phil Shaer.
10.12*†	Executive Employment Agreement dated as of March 13, 2019 by and between Canopy Growth Corporation and Tom Stewart.
10.13*†	Executive Employment Agreement dated as of September 21, 2018 by and between Tweed Inc. and Tom Shipley.
10.14*†	Consulting Agreement dated as of May 15, 2017 by and among Canopy Growth Corporation, HBAM Holding Inc. and Bruce Linton.
10.15*†	Termination Agreement dated as of July 2, 2019 by and among Canopy Growth Corporation, HBAM Holding Inc. and Bruce Linton.
10.16*†	Mutual Release dated as of July 2, 2019 by and among Canopy Growth Corporation, HBAM Holding Inc. and Bruce Linton.
10.17*†	Executive Employment Agreement dated as of September 21, 2018 by and between Tweed Inc. and Mark Zekulin.
10.18*†	Employment Amending Letter dated as of December 9, 2019 by and between Tweed Inc. and Mark Zekulin.
10.19*†	Form of Executive Employment Agreement dated as of September 21, 2018 by and between Tweed Inc. and Tim Saunders.
10.20*†	Letter Regarding Conclusion of Employment dated as of October 11, 2019 by and between Tweed Inc. and Tim Saunders.
10.21*†	Executive Employment Agreement dated as of December 8, 2019 by and between Canopy Growth Corporation and David Klein.
10.22*†	Executive Employment Agreement dated as of December 12, 2019 by and between Canopy Growth Corporation and Rade Kovacevic.

10.23*†	Executive Employment Agreement dated as of March 31, 2020 by and between Canopy Growth Corporation and Mike Lee.
14.1*	Canopy Growth Corporation Code of Business Conduct and Ethics.
21.1*	List of Subsidiaries of Canopy Growth Corporation.
23.1*	Consent of KPMG, LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on signature page hereto).
31.1*

Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	This document has been identified as a management contract or compensatory plan or arrangement.
*	Filed herewith.
**

This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.

‡	Portions of this exhibit are redacted pursuant to Item 601(b)(2)(ii) of Regulation S-K.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Canopy Growth Corporation

Date: June 1, 2020	By:	/s/ David Klein
David Klein
Chief Executive Officer (Principal Executive Officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Klein and Michael Lee, and each of them, as his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David Klein	Director and Chief Executive Officer (Principal Executive Officer)	June 1, 2020
David Klein

/s/ Michael Lee	Chief Financial Officer (Principal Financial Officer)	June 1, 2020
Michael Lee

/s/ Thomas Stewart	Vice President and Chief Accounting Officer (Principal Accounting Officer)	June 1, 2020
Thomas Stewart

/s/ Robert Hanson	Director	June 1, 2020
Robert Hanson

/s/ David Lazzarato	Director	June 1, 2020
David Lazzarato

/s/ William Newlands	Director	June 1, 2020
William Newlands

/s/ Judy Schmeling	Director, Chair	June 1, 2020
Judy Schmeling

/s/ Theresa Yanofsky	Director	June 1, 2020
Theresa Yanofsky

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Canopy Growth Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Canopy Growth Corporation and subsidiaries (the Company) as of March 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three‑year period ended March 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended March 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 1, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment of the measurement of fair value of the liability arising from the Acreage Arrangement

As discussed in Notes 24 and 29 to the consolidated financial statements, on June 27, 2019, the Company acquired both the right and obligation (the “Acreage financial instrument”) to purchase 100% of the shares of Acreage Holdings, Inc (the “Acreage Arrangement”). The Company is required to exercise the Acreage financial instrument upon the occurrence or waiver of specified changes in United States (“US”) federal laws relating to cannabis (the “Acreage Triggering Event”). The Acreage financial instrument is recorded at fair value through profit and loss in the consolidated financial statements. On initial recognition, the Acreage financial instrument was recorded as a financial asset at its fair value of $395,190 thousand. As of March 31, 2020, the Acreage financial instrument was recorded as a financial liability of $250,000 thousand.

We identified the assessment of the measurement of fair value of the liability arising from the Acreage Arrangement as a critical audit matter. There was a high degree of subjective auditor judgment in the evaluation of the key assumptions that were not directly observable, and in the probability of different scenarios when determining the fair value. The key assumptions included probability of each scenario, the value and number of the Company’s shares to be issued, the intrinsic value of Acreage, the probability and timing of US legalization, the estimated premium on US legalization, the control premium and the synergy value to the Company.

The primary procedures we performed to address this critical audit matter included the following. We tested the internal control over the Company’s key assumptions noted above. We involved valuation professionals with specialized skills and knowledge who assisted in evaluating the Company’s key assumptions noted above by assessing each scenario and the probability of each scenario being achieved for the resultant impact at the Acreage Triggering Event date. The evaluation was achieved by:

•	performing sensitivity analyses on the relevant assumptions for each scenario
•	evaluating the probability of each scenario and assessing its impact on the value of the Acreage financial instrument
•	evaluating the likelihood of cannabis becoming federally legal in the US by examining and monitoring the status of active bills in the US and other legislation recently passed in the US
•	comparing assumptions about the market impact of US legalization to the historical market performance observed in Canada at the time of legalization
•	comparing certain assumptions to evidence obtained from internal and external sources.

Assessment of the accounting for the Constellation Brands, Inc. warrants

As discussed in Notes 20 and 29 to the consolidated financial statements, on June 27, 2019, the Company entered into certain agreements with Constellation Brands, Inc. to amend previously issued Tranche A Warrants and Final Warrants. The Tranche A Warrants were amended to extend their expiry date from November 1, 2021 to November 1, 2023, and the Final Warrants were exchanged for Tranche B Warrants and Tranche C Warrants (collectively, the “Amendments”).  The Tranche B and Tranche C warrants are only exercisable once the Tranche A warrants are exercised. The extension of the Tranche A Warrants’ expiry date resulted in a $1,049,152 thousand loss recorded in equity.  As a result of their exchange, the Final Warrants were derecognized. The Tranche B Warrants were classified as a financial liability with an initial fair value of $1,117,640 thousand and a resulting loss was recognized in net income (loss). The Tranche C Warrants were classified as a financial liability with an initial fair value of $nil.

We identified the assessment of the accounting for the Amendments as a critical audit matter because interpretation and application of the relevant accounting literature requires significant auditor judgment. In particular, the accounting for the modification involved assessments of the different types of warrants, their particular features, and the impact of those features on the accounting for the warrants.

The primary procedures we performed to address this critical audit matter included the following. We tested the internal control over the Company’s process to account for the Amendments, including the Company’s accounting considerations of the warrants features.  We assessed the accounting treatment of Amendments by:

•	comparing the underlying terms of the relevant documents and agreements to the Company’s accounting memoranda
•

evaluating the Company’s interpretation and application of the relevant accounting guidance, including consideration of alternative accounting treatments and evaluating the relative merits of the possible alternatives.

Assessment of the measurement of fair value of the New Warrants

As discussed in Notes 20, 24, and 29 to the consolidated financial statements, the Company entered into certain agreements with Constellation Brands, Inc. to amend previously issued warrants and replace them with Tranche A, Tranche B, and Tranche C warrants. The initial fair values of the Tranche A, Tranche B, and Tranche C warrants were $2,554,503 thousand, $1,117,640 thousand, and $nil, respectively. Subsequent changes in the fair value of the Tranche B and Tranche C warrants are recorded in net income (loss). As of March 31, 2020, the fair values of the Tranche B and Tranche C warrants were $322,491 thousand, and $nil, respectively.

We identified the assessment of the measurement of fair values of the Tranche A and Tranche B warrants (“New Warrants”) as a critical audit matter. Specifically, there was a high degree of subjectivity and judgment in evaluating the determination of the expected share price volatility inputs used in the Monte Carlo model for the New Warrants. Historical, implied, and peer group volatility levels provide a range of possible expected volatility inputs and the fair value estimates for the New Warrants are sensitive to the expected volatility inputs.

The primary procedures we performed to address this critical audit matter included the following. We tested the internal control over the Company’s process to measure the fair values of the New Warrants. This included the Company’s assessment of the observable market information used in the determination of the expected share price volatility inputs. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the expected share price volatility inputs by comparing them against a volatility range that was independently developed in consideration of historical, implied, and peer group share price volatility information.

/s/ KPMG LLP

Chartered Professional Accountants, Licensed Public Accountants

We have served as the Company’s auditor since 2019.

Ottawa, Canada

June 1, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Canopy Growth Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Canopy Growth Corporation’s (the Company) internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated June 1, 2020 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Cannabinoid Compound Company, TWP UK Holdings Limited, BioSteel Sports Nutrition Inc., Beckley Canopy Therapeutics Limited and Spectrum Biomedical UK Limited (collectively, the “Acquired Entities”) during the year ended March 31, 2020, and management excluded the Acquired Entities from its assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2020. The Acquired Entities represent approximately 10% of total assets and 19% of total revenues of the consolidated financial statements of the Company as of and for the year ended March 31, 2020. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the Acquired Entities.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report on Form 10-K under the section entitled “Item 9A. Controls and Procedures”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Chartered Professional Accountants, Licensed Public Accountants

Ottawa, Canada

June 1, 2020

CANOPY GROWTH CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands of Canadian dollars, except number of shares and per share data)

	March 31, 2020	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,303,176	$2,480,830
Short-term investments	673,323	2,034,133
Restricted short-term investments	21,539	21,432
Amounts receivable, net	90,155	106,974
Inventory	391,086	190,072
Prepaid expenses and other assets	85,094	85,691
Total current assets	2,564,373	4,919,132
Equity method investments	65,843	112,385
Other financial assets	249,253	363,427
Property, plant and equipment	1,524,803	1,096,340
Intangible assets	476,366	558,070
Goodwill	1,954,471	1,489,859
Other assets	22,636	25,902
Total assets	$6,857,745	$8,565,115

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$123,393	$188,920
Other accrued expenses and liabilities	64,994	37,613
Current portion of long-term debt	16,393	103,716
Other liabilities	215,809	81,414
Total current liabilities	420,589	411,663
Long-term debt	449,022	842,259
Deferred income tax liabilities	47,113	105,081
Liability arising from Acreage Arrangement	250,000	-
Warrant derivative liability	322,491	-
Other liabilities	190,660	134,004
Total liabilities	1,679,875	1,493,007
Commitments and contingencies (Note 32)
Redeemable noncontrolling interest	69,750	6,400
Canopy Growth Corporation shareholders' equity:
Common shares - $nil par value; Authorized - unlimited number of shares; Issued - 350,112,927 shares and 337,510,408 shares, respectively	6,373,544	6,029,222
Additional paid-in capital	2,615,155	1,592,024
Accumulated other comprehensive income (loss)	220,899	(5,905)
Deficit	(4,323,236)	(835,118)
Total Canopy Growth Corporation shareholders' equity	4,886,362	6,780,223
Noncontrolling interests	221,758	285,485
Total shareholders' equity	5,108,120	7,065,708
Total liabilities and shareholders' equity	$6,857,745	$8,565,115

The accompanying notes are an integral part of these consolidated financial statements.

CANOPY GROWTH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands of Canadian dollars, except number of shares and per share data)

	Years ended March 31,
	2020	2019	2018
Revenue	$439,626	$253,431	$77,948
Excise taxes	40,854	27,090	-
Net revenue	398,772	226,341	77,948
Cost of goods sold	430,456	198,096	44,959
Gross margin	(31,684)	28,245	32,989
Operating expenses
Selling, general and administrative expenses	693,737	392,250	103,480
Share-based compensation	320,276	273,447	49,106
Asset impairment and restructuring costs	623,266	-	-
Total operating expenses	1,637,279	665,697	152,586
Operating loss	(1,668,963)	(637,452)	(119,597)
Loss from equity method investments	(64,420)	(10,752)	(1,473)
Other income (expense), net	224,329	(59,709)	69,614
Loss before income taxes	(1,509,054)	(707,913)	(51,456)
Income tax recovery (expense)	121,614	(4,112)	392
Net loss	(1,387,440)	(712,025)	(51,064)
Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interest	(66,114)	24,256	16,219
Net loss attributable to Canopy Growth Corporation	$(1,321,326)	$(736,281)	$(67,283)

Basic and diluted loss per share	$(3.80)	$(2.76)	$(0.38)
Basic and diluted weighted average common shares outstanding	348,038,163	266,997,406	177,301,767

Comprehensive loss:
Net loss	$(1,387,440)	$(712,025)	$(51,064)
Other comprehensive income (loss), net of income tax effect
Fair value changes of own credit risk of financial liabilities	141,306	(47,130)	-
Foreign currency translation	85,498	40,617	410
Fair value changes on available for sale assets	-	-	22,933
Total other comprehensive income (loss), net of income tax effect	226,804	(6,513)	23,343
Comprehensive loss	(1,160,636)	(718,538)	(27,721)
Comprehensive (loss) income attributable to noncontrolling interests and redeemable noncontrolling interest	(66,114)	24,220	20,252
Comprehensive loss attributable to Canopy Growth Corporation	$(1,094,522)	$(742,758)	$(47,973)

The accompanying notes are an integral part of these consolidated financial statements.

CANOPY GROWTH CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of Canadian dollars)

		Additional paid-in capital				Accumulated
	Common shares	Share-based reserve	Warrants	Ownership changes	Redeemable noncontrolling interest	other comprehensive income (loss)	Deficit	Noncontrolling interests	Total
Balance at March 31, 2017	$621,541	$23,415	$-	$-	$305	$16,098	$(65,621)	$425	$596,163
Equity financings and private placements, net of costs	390,752	-	70,265	-	-	-	-	-	461,017
Other issuances of common shares and warrants	46,069	(4,886)	1,303	-	-	-	-	-	42,486
Exercise of warrants	1,883	-	(1,113)	-	-	-	-	-	770
Exercise of Omnibus Plan stock options	19,197	(8,144)	-	-	-	-	-	-	11,053
Share-based compensation	-	47,597	-	-	-	-	-	-	47,597
Changes in redeemable noncontrolling interest	-	-	-	-	(65,050)	-	-	(1,100)	(66,150)
Ownership changes relating to noncontrolling interests	-	-	-	(1,019)	-	-	-	66,155	65,136
Comprehensive income (loss)	-	-	-	-	-	19,310	(67,283)	20,252	(27,721)
Balance at March 31, 2018	$1,079,442	$57,982	$70,455	$(1,019)	$(64,745)	$35,408	$(132,904)	$85,732	$1,130,351

CANOPY GROWTH CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of Canadian dollars)

		Additional paid-in capital				Accumulated
	Common shares	Share-based reserve	Warrants	Ownership changes	Redeemable noncontrolling interest	other comprehensive income (loss)	Deficit	Noncontrolling interests	Total
Balance at March 31, 2018	$1,079,442	$57,982	$70,455	$(1,019)	$(64,745)	$35,408	$(132,904)	$85,732	$1,130,351
Cumulative effect from adoption of ASU 2016-1	-	-	-	-	-	(34,800)	34,800	-	-
Equity financings and private placements, net of costs	3,558,640	-	1,501,760	-	-	-	-	-	5,060,400
Other issuances of common shares and warrants	1,264,273	202,635	-	(427,843)	-	-	-	331	1,039,396
Exercise of warrants	31,691	-	(12,901)	-	-	-	-	-	18,790
Exercise of Omnibus Plan stock options	92,985	(44,826)	-	-	-	-	-	-	48,159
Share-based compensation	-	266,639	-	-	-	-	-	-	266,639
Issuance of replacement equity instruments	-	22,685	30,611	-	-	-	-	-	53,296
Issuance and vesting of restricted share units	2,191	57	-	-	-	-	-	-	2,248
Changes in redeemable noncontrolling interest	-	-	-	-	(14,965)	-	-	(2,885)	(17,850)
Ownership changes relating to noncontrolling interests	-	-	-	(72,101)	77,600	-	(733)	178,087	182,853
Comprehensive (loss) income	-	-	-	-	-	(6,513)	(736,281)	24,220	(718,574)
Balance at March 31, 2019	$6,029,222	$505,172	$1,589,925	$(500,963)	$(2,110)	$(5,905)	$(835,118)	$285,485	$7,065,708

CANOPY GROWTH CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of Canadian dollars)

		Additional paid-in capital				Accumulated
	Common shares	Share-based reserve	Warrants	Ownership changes	Redeemable noncontrolling interest	other comprehensive income (loss)	Deficit	Noncontrolling interests	Total
Balance at March 31, 2019	$6,029,222	$505,172	$1,589,925	$(500,963)	$(2,110)	$(5,905)	$(835,118)	$285,485	$7,065,708
Other issuances of common shares and warrants	271,966	(272,234)	359	-	-	-	-	-	91
Exercise of warrants	932	-	(486)	-	-	-	-	-	446
Exercise of Omnibus Plan stock options	69,951	(28,538)	-	-	-	-	-	-	41,413
Share-based compensation	-	312,929	-	-	-	-	-	-	312,929
Issuance of replacement equity instruments	-	1,885	-	-	-	-	-	-	1,885
Issuance and vesting of restricted share units	1,473	(1,473)	-	-	-	-	-	-	-
Acreage warrant modification	-	-	1,049,153	-	-	-	(2,166,792)	-	(1,117,639)
Changes in redeemable noncontrolling interest	-	-	-	-	(38,024)	-	-	(6,489)	(44,513)
Ownership changes relating to noncontrolling interests	-	-	-	(440)	-	-	-	8,876	8,436
Comprehensive income (loss)	-	-	-	-	-	226,804	(1,321,326)	(66,114)	(1,160,636)
Balance at March 31, 2020	$6,373,544	$517,741	$2,638,951	$(501,403)	$(40,134)	$220,899	$(4,323,236)	$221,758	$5,108,120

The accompanying notes are an integral part of these consolidated financial statements.

CANOPY GROWTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of Canadian dollars)

	Years ended March 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(1,387,440)	$(712,025)	$(51,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	73,716	30,062	8,725
Amortization of intangible assets	51,297	16,856	11,761
Share of loss on equity method investments	64,420	10,752	1,473
Share-based compensation	320,276	278,228	51,177
Asset impairment and restructuring costs	623,266	-	-
Income tax (recovery) expense	(121,614)	4,112	(392)
Non-cash foreign currency	(2,012)	(18,776)	(201)
Interest paid	(25,472)	(14,521)	-
Change in operating assets and liabilities, net of effects from purchases of businesses:
Amounts receivable	20,979	(67,688)	(15,738)
Prepaid expenses and other assets	(26,917)	(87,476)	(15,770)
Inventory	(177,091)	(144,917)	(21,811)
Accounts payable and accrued liabilities	(20,750)	69,540	27,130
Other, including non-cash fair value adjustments	(165,293)	100,822	(76,796)
Net cash used in operating activities	(772,635)	(535,031)	(81,506)
Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(704,944)	(644,456)	(175,962)
Purchases of intangible assets	(16,957)	(74,359)	(2,132)
Redemption (purchases) of short-term investments	1,427,482	(2,029,812)	(118)
Proceeds on assets classified as held for sale	-	-	7,000
Investments in equity method investments	(5,135)	(36,896)	(26,179)
Investments in other financial assets	(129,590)	(91,337)	(22,439)
Investment in Acreage Arrangement	(395,190)	-	-
Change in acquisition related liabilities	(24,482)	-	-
Net cash outflow on acquisition of noncontrolling interests	-	(6,712)	-
Net cash outflow on acquisition of subsidiaries	(498,838)	(344,413)	(3,753)
Net cash used in investing activities	(347,654)	(3,227,985)	(223,583)
Cash flows from financing activities:
Proceeds from issuance of common shares and warrants	-	5,072,500	470,670
Payment of share issue costs	-	(21,646)	(10,008)
Proceeds from issuance of shares by Canopy Rivers	1,172	154,976	54,876
Proceeds from exercise of stock options	41,413	48,159	11,053
Proceeds from exercise of warrants	446	18,790	770
Issuance of long-term debt	14,761	600,000	-
Payment of debt issue costs	-	(16,380)	-
Repayment of long-term debt	(114,953)	(4,680)	(1,512)
Net cash (used in) provided by financing activities	(57,161)	5,851,719	525,849
Effect of exchange rate changes on cash and cash equivalents	(204)	69,567	-
Net (decrease) increase in cash and cash equivalents	(1,177,654)	2,158,270	220,760
Cash and cash equivalents, beginning of year	2,480,830	322,560	101,800
Cash and cash equivalents, end of year	$1,303,176	$2,480,830	$322,560
Supplemental disclosure of cash flow information
Cash paid during the year:
Income taxes	$5,460	$502	$-
Noncash investing and financing activities
Additions to property, plant and equipment	$44,573	$96,875	$49,627

The accompanying notes are an integral part of these consolidated financial statements.

CANOPY GROWTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of Canadian dollars)

1. DESCRIPTION OF BUSINESS

Canopy Growth Corporation is a publicly traded corporation, incorporated in Canada, with its head office located at 1 Hershey Drive, Smiths Falls, Ontario. References in these consolidated financial statements to “Canopy Growth” or “the Company” refer to Canopy Growth Corporation and its subsidiaries.

The principal activities of the Company are the production, distribution and sale of cannabis as regulated by the Access to Cannabis for Medical Purposes Regulations (“ACMPR”) in Canada, up to and including October 16, 2018. On October 17, 2018, the ACMPR was superseded by The Cannabis Act, which regulates the production, distribution, and possession of cannabis for both medical and adult recreational access in Canada. The Company is also expanding to jurisdictions outside of Canada where federally lawful and regulated for cannabis and/or hemp including subsidiaries that operate in the United States, Europe, Latin America and the Caribbean, Asia / Pacific, and Africa. Through its partially owned subsidiary Canopy Rivers Inc. (“Canopy Rivers”), the Company also provides growth capital and a strategic support platform that pursues investment opportunities in the global cannabis sector, where federally lawful.

In the year ended March 31, 2020, the Company commenced an organizational and strategic review of its business which resulted in a restructuring of the Company’s global operations, including the closure of certain of the Company’s production facilities, and other organizational changes. Please refer to Note 5 for further details regarding these restructuring actions.

2. BASIS OF PRESENTATION

The consolidated financial statements have been presented in Canadian dollars and are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Canopy Growth has determined that the Canadian dollar is the most relevant and appropriate reporting currency as, despite continuing shifts in the relative size of our operations across multiple geographies, the majority of our operations are conducted in Canadian dollars and our financial results are prepared and reviewed internally by management in Canadian dollars. Our consolidated financial statements, and the financial information contained herein, are reported in thousands of Canadian dollars, except share and per share amounts or as otherwise stated.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and all entities in which the Company either has a controlling voting interest or is the primary beneficiary of a variable interest entity. All intercompany accounts and transactions have been eliminated on consolidation.

Variable interest entities

A variable interest entity (“VIE”) is an entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support or is structured such that equity investors lack the ability to control the entity’s activities or do not substantially participate in the gains and losses of the entity. Upon inception of a contractual agreement, and thereafter, if a reconsideration event occurs, the Company performs an assessment to determine whether the arrangement contains a variable interest in an entity and whether that entity is a VIE. The primary beneficiary of a VIE is the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Under Accounting Standards Codification (“ASC”) 810 – Consolidations, where the Company concludes that it is the primary beneficiary of a VIE, the Company consolidates the accounts of that VIE.

Equity method investments

Investments accounted for using the equity method include those investments where the Company (i) can exercise significant influence over the other entity and (ii) holds common stock and/or in-substance common stock of the other entity. Under the equity method, investments are carried at cost, and subsequently adjusted for the Company’s share of net income (loss), comprehensive income (loss) and distributions received from the investee. If the current fair value of an investment falls below its carrying amount, this may indicate that an impairment loss should be recorded. Any impairment losses recognized are not reversed in subsequent periods.

Use of estimates

The preparation of these consolidated financial statements and accompanying notes in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Foreign currency translation

In preparing the financial statements of individual entities, transactions in currencies other than the entity’s functional currency are recognized at exchange rates in effect on the date of the transactions. At each reporting date monetary assets and liabilities denominated in foreign currencies are re-translated at the exchange rates applicable at that date. Non-monetary items carried at fair value that are denominated in foreign currencies are translated at the rates prevailing at the date when the fair value was determined. Non-monetary assets and liabilities that are measured at historical cost in a foreign currency are translated using the exchange rate at the date of the transaction. Realized and unrealized exchange gains and losses are recognized through net income (loss).

For the purposes of presenting consolidated financial statements the assets and liabilities of foreign operations, are translated into Canadian dollars at the exchange rates applicable at the balance sheet date. Income and expenses, and cash flows of foreign operations are translated into Canadian dollars using average exchange rates. Exchange differences resulting from translating foreign operations are recognized in accumulated other comprehensive income (loss).

Cash equivalents and short-term investments

Cash equivalents consist of highly liquid investments with original maturities of three months or less. Investments with maturities greater than 90 days but less than one year at the date of purchase are included in short-term investments.

The Company’s investments in debt securities, which consist of U.S. government securities, have been classified and accounted for using the fair value option. Unrealized gains and losses on debt securities are recognized in net income (loss). All other short-term investments are recorded at fair value with gains or losses recognized in net income (loss).

Inventory

Inventory consists of raw materials, supplies and consumables used in the inventory process, merchandise for sale, finished goods and work-in-process such as pre-harvested cannabis plants, by-products to be extracted, oils, gel capsules and edible products. Inventory is valued at the lower of cost and net realizable value, with cost determined using the weighted average cost method. Costs are capitalized to inventory, until substantially ready for sale. Costs include direct and indirect labor, consumables, materials, packaging supplies, utilities, facilities costs, quality and testing costs, production related depreciation and other overhead costs. The Company records inventory reserves for obsolete and slow-moving inventory. Inventory reserves are based on inventory obsolescence trends, historical experience and application of the specific identification method. The Company classifies cannabis inventory as a current asset, although part of such inventory, because of the duration of the cultivation, drying, and conversion process, ordinarily would not be utilized within one year.

Property, plant and equipment

Property, plant and equipment is recorded at cost less accumulated depreciation. Major additions and improvements are capitalized, while maintenance and repairs are expensed as incurred. When significant parts of an item of property, plant and equipment have different useful lives, they are accounted for as separate items or components of property, plant and equipment. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the respective accounts and any related gain or loss is recognized in net income (loss).

Depreciation is calculated on a straight-line basis over the expected useful lives of the assets, which are as follows:

Years
Buildings and greenhouses	20 - 50
Land improvements	10 - 20
Leasehold improvements	3 - 25
Production and warehouse equipment	3 - 30
Computer equipment	3 - 10
Office and lab equipment	3 - 10

Estimates of useful life and residual value, and the method of depreciation, are reviewed only when events or changes in circumstances indicate that the current estimates or depreciation method are no longer appropriate. Any changes are accounted for on a prospective basis as a change in estimate.

Intangible assets

Finite life intangible assets are recorded at cost less accumulated amortization and accumulated impairment losses. Amortization is provided on a straight-line basis over the following terms:

Years
Health Canada licenses	Useful life of facility or lease term
Licensed brands	2 - 8
Distribution channel	5 - 11
Intellectual property	10 - 15
Software and domain names	3 - 5

The estimated useful life and amortization method are reviewed at the end of each reporting year, with the effect of any changes in estimate being accounted for on a prospective basis.

Goodwill and indefinite life intangible assets

Goodwill is allocated to the reporting unit in which the business that created the goodwill resides. A reporting unit is an operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. The Company has determined that the goodwill associated with all acquisitions belongs to the one reporting unit within the Cannabis, Hemp and Other Consumer Products operating and reportable segment, as this is the reporting unit that holds the acquired entities. The Company reviews the goodwill and indefinite life intangible assets annually for impairment in the fourth quarter, or sooner, if events or circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company early adopted Accounting Standards Update (“ASU”) 2017-04 - Intangibles: Goodwill and Other (Topic 350) which eliminates the two-step goodwill impairment process and, consistent with this guidance, the Company tests goodwill for impairment using a one-step quantitative test. The quantitative test compares the reporting unit’s fair value to its carrying value. An impairment is recorded for any excess carrying value above the reporting unit's fair value, not to exceed the amount of goodwill.

Indefinite life intangible assets are comprised of certain acquired brand names and licenses to grow, which are carried at cost less accumulated impairment losses. The Company reviews the classification each reporting period to decide whether the assessment made about the useful life as indefinite or finite is still appropriate. Any change is accounted for on a prospective basis as a change in estimate.

Impairment of long-lived assets

The Company evaluates the recoverability of long-lived assets, including property, plant and equipment and finite life intangible assets whenever events or changes in circumstances indicate a potential impairment exists. The Company groups assets at the lowest level for which cash flows are separately identifiable, referred to as an asset group. When indicators of potential impairment are present the Company prepares a projected undiscounted cash flow analysis for the respective asset or asset group. If the sum of the undiscounted cash flow is less than the carrying value of the asset or asset group, an impairment loss is recognized equal to the excess of the carrying value over the fair value, if any.

Restricted short-term investments

The Company considers short-term investments to be restricted when withdrawal or general use is legally restricted. The Company records restricted short-term investments as current or non-current in the consolidated balance sheets based on the classification of the underlying securities.

Redeemable noncontrolling interest

Redeemable noncontrolling interest is presented as mezzanine equity. The balance of the redeemable noncontrolling interest is reported at the greater of the initial carrying amount adjusted for the redeemable noncontrolling interest's share of earnings or losses and other comprehensive income or loss, or its estimated redemption value. The Company adjusts the carrying amount of the redeemable interest to the redemption amount each period, assuming the interest was redeemable at the balance sheet date with changes in fair value recorded in equity.

Revenue recognition

The Company’s cannabis revenue is comprised of sales of (i) recreational cannabis products in Canada, either to government agencies or third-party retailers under a “business-to-business” wholesale model, or directly to consumers through the Company’s network of retail stores and e-commerce platforms; and (ii) medical cannabis products in Canada and certain European countries. The Company’s other revenue is comprised of sales of delivery devices, beauty, wellness and sleep products, sports nutrition beverages, merchandise, and revenue from other strategic sources.

The Company’s revenue-generating activities have a single performance obligation and revenue is recognized at the point in time when control of the product transfers and the Company’s obligations have been fulfilled. This generally occurs when the product is shipped or delivered to the customer, depending upon the method of distribution and shipping terms set forth in the customer contract. In accordance with contracts with certain of the Company’s Canadian provincial customers, the Company fulfills its obligations only when the customer transfers control of the product to the end consumer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for the sale of the Company’s product. Certain of the Company’s customer contracts, most notably those with the Canadian provincial and territorial agencies, may provide the customer with a right of return. In certain circumstances the Company may also provide a retrospective price adjustment to a customer. These items give rise to variable consideration, which is recognized as a reduction of the transaction price based upon the expected amounts of the product returns and price adjustments at the time revenue for the corresponding product sale is recognized. The determination of the reduction of the transaction price for variable consideration requires that the Company make certain estimates and assumptions that affect the timing and amounts of revenue recognized. The Company estimates this variable consideration by taking into account factors such as historical information, current trends, forecasts, provincial and territorial inventory levels, availability of actual results and expectations of demand. The Company recognizes a liability for sales refunds within other current liabilities, and an asset for the value of inventory which is expected to be returned is recognized within prepaid expenses and other assets on the consolidated balance sheets.

Sales of products are for cash or otherwise agreed-upon credit terms. The Company’s payment terms vary by location and customer; however, the time period between when revenue is recognized and when payment is due is not significant. The Company estimates and reserves for its bad debt exposure based on its experience with past due accounts and collectability, write-off history, the aging of accounts receivable and an analysis of customer data.

Cost of goods sold

The types of costs included in cost of goods sold are raw materials, packaging materials, manufacturing costs, plant facilities administrative support and overheads, and freight and warehouse costs, including distribution costs.

Advertising

Advertising costs are expensed as incurred. Advertising expenses totaled $78,474, $56,659 and $1,038 in fiscal 2020, 2019, and 2018, respectively.

Research and development

Research and development costs are expensed as incurred. Research and development expenses totaled $61,812, $15,238, and $2,053 in fiscal 2020, 2019, and 2018, respectively.

Asset impairment and restructuring costs

Asset impairment and restructuring costs consist of property, plant and equipment and intangible asset impairment charges, asset abandonment costs, inventory write-downs, contractual and other settlement costs, and employee-related and other restructuring costs recognized in connection with the restructuring of the Company’s global operations in the year ended March 31, 2020. When a long-lived asset is abandoned its carrying amount is adjusted to its salvage value, if any. In determining the salvage value of our long-lived assets, management considers information from manufacturers, historical data, and industry standards. In certain cases, management may obtain third party appraisals to estimate salvage value.

Share-based compensation

The Company accounts for share-based compensation using the fair value method. With the exception of a limited number of share-based awards subject to market-based performance conditions that are valued using the Monte Carlo simulation model, the fair value of awards granted is estimated at the date of grant using the Black-Scholes model. The share-based compensation expense is based on the fair value of share-based awards at the grant date and the expense is recognized over the related service period following a graded vesting expense schedule. Forfeitures are estimated at the time of grant and revised in subsequent periods if there is a difference in actual forfeitures and the estimate. Effective April 1, 2018, the Company early-adopted ASU 2018-07 – Compensation - Stock Compensation (Topic 718), which among other items, aligns the accounting for non-employee awards with that of employee awards.

For awards with service and/or non-market based performance conditions, the amount of compensation expense recognized is based on the number of awards expected to vest, reflecting estimated expected forfeitures, and is adjusted to reflect those awards that do ultimately vest. For awards with performance conditions, the Company recognizes the compensation expense if and when the Company concludes that it is probable that the performance condition will be achieved. The Company reassesses the probability of achieving the performance condition at each reporting date. Restricted stock units (“RSUs”) that are settled in cash or common stock at the election of the employee are remeasured to fair value at the end of each reporting period until settlement. This fair value is based on the closing price of the Company's common shares on the last business day before each period end.

Income taxes

Income taxes are comprised of current and deferred taxes. These taxes are accounted for using the liability method. Current tax is recognized in connection with income for tax purposes, unrealized tax benefits and the recovery of tax paid in a prior period and measured using the enacted tax rates and laws applicable to the taxation period during which the income for tax purposes arose. Deferred tax is recognized on the difference between the carrying amount of an asset or a liability, as reflected in the financial statements, and the corresponding tax base, used in the computation of income for tax purposes (“temporary difference”) and measured using the enacted tax rates and laws as at the balance sheet date that are expected to apply to the income that the Company expects to arise for tax purposes in the period during which the difference is expected to reverse. Management assesses the likelihood that a deferred tax asset will be realized and a valuation allowance is provided to the extent that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The determination of both current and deferred taxes reflects the Company's interpretation of the relevant tax rules and judgement.

An unrealized tax benefit may arise in connection with a period that has not yet been reviewed by the relevant tax authority. A change in the recognition or measurement of an unrealized tax benefit is reflected in the period during which the change occurs.

Income taxes are recognized in the consolidated statement of operations, except when they relate to an item that is recognized in other comprehensive income (loss) or directly in equity, in which case, the taxes are also recognized in other comprehensive income (loss) or directly in equity respectively. Where income taxes arise from the initial accounting for a business combination, these are included in the accounting for the business combination.

Interest and penalties in respect of income taxes are not recognized in the consolidated statement of operations as a component of income taxes but as a component of interest expense.

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing reported net income (loss) by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per share is computed by dividing earnings (loss) by the sum of the weighted average number of common shares and the number of dilutive potential common share equivalents outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common shares of the Company during the reporting periods. Potential dilutive common share equivalents consist of the incremental common shares issuable upon the exercise of warrants, vested share options, RSUs and the incremental shares issuable upon conversion of the convertible senior notes. As at March 31, 2020, 2019, and 2018, all instruments were anti-dilutive.

Fair value measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company calculates the estimated fair value of financial instruments using quoted market prices whenever available. When quoted market prices are not available, the Company uses standard pricing models.

COVID-19 estimation uncertainty

In March 2020, the World Health Organization recognized the outbreak of COVID-19 as a global pandemic. Government measures to limit the spread of COVID-19, including the closure of non-essential businesses, did not materially impact the Company’s operations during the year ended March 31, 2020. The production and sale of cannabis have been recognized as essential services in Canada and across Europe. Due to the rapid developments and uncertainty surrounding COVID-19, it is not possible to predict the impact that COVID-19 will have on the Company’s business, financial position and operating results in the future. Additionally, it is possible that estimates in the Company’s consolidated financial statements will change in the near term as a result of COVID-19. The Company is closely monitoring the impact of the pandemic on all aspects of its business.

4. NEW ACCOUNTING POLICIES

Recently Adopted Accounting Pronouncements

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance on the recognition and measurement of leases, ASC 842 - Leases. Under this guidance, a lessee recognizes assets and liabilities on its balance sheet for most leases. Lease expense continues to be consistent with previous guidance. Additionally, this guidance requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leasing arrangements.

The Company adopted the guidance on April 1, 2019, using the modified retrospective approach and, accordingly, prior period balances and disclosures have not been restated. The Company elected the package of transition practical expedients for expired or existing contracts, which retains prior conclusions reached on lease identification, classification, and initial direct costs incurred.

The adoption of this guidance resulted in the recognition of operating lease right-of-use assets of $99,880, net of lease provisions of $10,703 and $110,583 of lease liabilities, with a $nil impact on deficit. The transition to ASC 842 did not have a material impact on the Company’s results of operations or liquidity. When measuring lease liabilities, the Company used its incremental borrowing rate of April 1, 2019 of 4.5%. Further information is disclosed in Note 30.

Revenues

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which provides a single comprehensive model for accounting for revenue from contracts with customers and supersedes nearly all previously existing revenue recognition guidance. The core principle of ASU 2014-09 is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Canopy Growth adopted the new standard as of April 1, 2018. There was no impact of adopting ASU 2014-09 on the consolidated financial statements.

Financial Instruments

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities, which provides new guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. Canopy Growth adopted the standard on April 1, 2018. Under the new standard, changes in the fair value of equity investments with readily determinable fair values are recorded in other (income) expense, net within the consolidated statement of operations. Previously, such fair value changes were recorded in other comprehensive income (loss). The impact of this transition is a cumulative-effect adjustment to deficit of $34,800.

Canopy Growth has elected to continue to measure its equity investments without readily determinable fair values at fair value. Changes in the measurement of these investments will continue to be recorded in other (income) expense, net within the consolidated statement of operations.

Income taxes

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which requires the recognition of the income tax effects of intercompany sales and transfers of assets, other than inventory, in the period in which the transfer occurs. Canopy Growth adopted the standard on April 1, 2018, using a modified retrospective approach. There was minimal impact of adopting ASU 2016-16 on the consolidated financial statements.

Accounting Guidance not yet adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Adoption of ASU 2016-13 will require financial institutions and other organizations to use forward-looking information to better formulate their credit loss estimates. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is evaluating the impact on the consolidated financial statements and expects to implement the provisions of ASU 2016-13 effective April 1, 2020.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820) (“ASU 2018-13”). ASU 2018-13 adds, modifies, and removes certain fair value measurement disclosure requirements. ASU 2018-13 is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the impact on the consolidated financial statements and expects to implement the provisions of ASU 2018-13 effective April 1, 2020.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which among other things, eliminates certain exceptions in the current rules regarding the approach for intraperiod tax allocations and the methodology for calculating income taxes in an interim period, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the impact on the consolidated financial statements and expects to implement the provisions of ASU 2019-12 effective April 1, 2020.

5. ASSET IMPAIRMENT AND RESTRUCTURING COSTS

Restructuring and other charges

In the three months ended March 31, 2020, the Company commenced an organizational and strategic review of its business which resulted in the following restructuring actions designed to improve organizational focus, streamline operations and align the Company’s production capability with projected demand: (i) the closure of certain of the Company’s greenhouses as they are no longer essential to our Canadian cannabis cultivation footprint; (ii) exiting non-strategic geographies, including South Africa and Lesotho and the Company’s hemp farming operations in New York, and shifting the Company’s strategy in Colombia; and (iii) rationalizing certain marketing and research and development activities. The Company recorded a write-down of inventory in the amount of $55,890 related to these restructuring actions, as well as additional amounts totaling $76,199 deemed excess based on current and projected market demand.

As a result of these actions the Company recognized aggregate pre-tax charges of $742,929 in the year ended March 31, 2020 and approximately 600 full-time positions were eliminated.

Other impairments

In the year ended March 31, 2020, the Company recognized contractual and other settlement obligations and brand and license impairment charges totaling $60,020, which were identified during its annual impairment testing process. These charges are reflected in asset impairment and restructuring costs. Additionally, the Company recognized impairment charges relating to certain of its equity method investments totaling $40,326. These charges are recorded in other income (expense), net within the consolidated statements of operations. These other impairment charges are in addition to the restructuring and impairment costs described above and associated with the Company’s restructuring actions.

A summary of the pre-tax charges totaling $843,275 recognized in connection with the Company’s restructuring actions and other impairments is as follows:

	Year ended March 31, 2020
	Restructuring and other charges	Other impairments	Total
Costs recorded in cost of goods sold:
Inventory write-downs	$132,089	$-	$132,089

Costs recorded in operating expenses:
Impairment and abandonment of property, plant and equipment	334,964	-	334,964
Impairment and abandonment of intangible assets	192,987	54,020	247,007
Contractual and other settlement obligations	18,712	6,000	24,712
Employee-related and other restructuring costs	16,583	-	16,583
Asset impairment and restructuring costs	563,246	60,020	623,266

Acceleration of share-based compensation expense related to acquisition milestones	32,694	-	32,694
Share-based compensation expense	32,694	-	32,694

Costs recorded in other income (expense), net:
Impairment of equity method investments	14,900	40,326	55,226
Total restructuring, asset impairments and related costs	$742,929	$100,346	$843,275

Costs recorded in cost of goods sold

In the year ended March 31, 2020, the Company recognized charges of $132,089 relating to restructuring charges and inventory write-downs, as described above.

Costs recorded in operating expenses

The Company recognized asset impairment and restructuring costs of $563,246 in the year ended March 31, 2020 as a result of the restructuring actions described above.

As a result of the restructuring actions described above the Company impaired and abandoned certain production facilities, operating licenses and other intangible assets. A loss totaling $527,951 was recognized in the year ended March 31, 2020 representing the difference between the net book value of the long-lived assets and their estimated salvage value or fair value. Of this loss, $334,964 related to property, plant and equipment and $192,987 related to brand, intellectual property and license intangible assets, were recognized in the year ended March 31, 2020. The losses relating to property, plant and equipment were primarily attributable to buildings and greenhouses, and production and warehouse equipment.

In the year ended March 31, 2020, the Company recognized contractual and other settlement obligations of $18,712 and, employee-related and other restructuring costs of $16,583.

In the year ended March 31, 2020, as a result of the restructuring of our operations in Colombia and Lesotho, the Company accelerated share-based compensation expense relating to the unvested milestones associated with the acquisitions of Spectrum Cannabis Colombia S.A.S. (“Spectrum Colombia”), Canindica Capital Ltd. (“Canindica”), and DaddyCann Lesotho PTY Limited (“DCL”) in the year ended March 31, 2019. Accordingly, the Company recognized share-based compensation expense of $32,694 in the year ended March 31, 2020.

6.  CASH AND CASH EQUIVALENTS

The components of cash and cash equivalents are as follows:

	March 31,	March 31,
	2020	2019
Cash	$679,581	$1,703,550
Cash equivalents	623,595	777,280
	$1,303,176	$2,480,830

7. SHORT-TERM INVESTMENTS

The components of short-term investments are as follows:

	March 31,	March 31,
	2020	2019
Term deposits	$374,000	$1,600
U.S. government securities	184,923	1,663,245
Canadian government securities	41,164	369,288
Canadian commercial paper and other	60,260	-
U.S. commercial paper and other	12,976	-
	$673,323	$2,034,133

The amortized cost of short-term investments at March 31, 2020 is $673,022 (March 31, 2019 – $2,032,770).

8. AMOUNTS RECEIVABLE, NET

The components of amounts receivable, net are as follows:

	March 31,	March 31,
	2020	2019
Accounts receivable, net	$51,166	$61,830
Indirect taxes receivable	22,982	27,805
Interest receivable	10,303	7,193
Other receivables	5,704	10,146
	$90,155	$106,974

Included in the accounts receivable, net balance at March 31, 2020 is an allowance for doubtful accounts of $655 (March 31, 2019 – $635).

9. INVENTORY

The components of inventory are as follows:

	March 31,	March 31,
	2020	2019
Raw materials	$36,835	$845
Work in progress	255,934	109,672
Finished goods	59,645	30,054
Supplies and consumables	38,672	49,501
	$391,086	$190,072

In the year ended March 31, 2020, the Company recorded write-downs related to inventory of $169,338, including charges of $132,089 associated with the strategic review, as described in Note 5.

10. PREPAID EXPENSES AND OTHER ASSETS

The components of prepaid and other assets are as follows:

	March 31,	March 31,
	2020	2019
Prepaid expenses	$41,423	$25,939
Deposits	7,773	29,138
Prepaid inventory	21,217	21,267
Other assets	14,681	9,347
	$85,094	$85,691

11. EQUITY METHOD INVESTMENTS

The following tables present changes in the Company’s investments in associates that are accounted for using the equity method in the years ended March 31, 2020 and 2019:

			Balance at		Share			Balance at
		Ownership	March 31,		of net	Impairment	Derecognition	March 31,
Entity	Instrument	percentage	2019	Additions	loss	losses	of investment	2020
PharmHouse	Shares	49%	$39,278	$-	$(2,253)	$-	$-	$37,025
Agripharm[1]	Shares	40%	36,127	-	(1,963)	(29,164)	-	5,000
More Life	Shares	40%	-	25,200	-	(14,900)	-	10,300
CanapaR	Shares	49%	18,062	-	(1,386)	(8,176)	-	8,500
BCT	Shares	47%	11,653	-	(385)	-	(11,268)	-
Other	Shares	18%-27%	7,265	5,135	(3,207)	(2,986)	(1,189)	5,018
			$112,385	$30,335	$(9,194)	$(55,226)	$(12,457)	$65,843

1Refer to Note 28 (c), disposal of a consoldiated entity.

			Balance at		Share		Balance at
		Ownership	March 31,		of net	Derecognition	March 31,
Entity	Instrument	percentage	2018	Additions	loss	of investment	2019
PharmHouse	Shares	49%	$-	$40,231	$(953)	$-	$39,278
Agripharm	Shares	40%	38,479	-	(2,352)	-	36,127
BCT	Shares	42%	-	12,549	(896)	-	11,653
TerrAscend	Shares	-	16,912	-	(2,217)	(14,695)	-
CanapaR	Shares	49%	-	18,150	(88)	-	18,062
Other	Shares	18%-40%	7,715	3,796	(4,246)	-	7,265
			$63,106	$74,726	$(10,752)	$(14,695)	$112,385

Where the Company does not have the same reporting date as its investees, the Company will account for its investment one quarter in arrears. Accordingly, certain of the figures in the above tables, including the Company’s share of the investee’s net income (loss), are based on the investees’ results for the years ended December 31, 2019 and December 31, 2018 (with respect to March 31, 2020 and March 31, 2019 balances) with adjustments for any signficant transactions.

PharmHouse

On May 7, 2018 the Company and an unrelated partner entered into an agreement to form a new company, 10730076 Canada Inc. (“PharmHouse”), with the intent of it becoming a licensed producer of cannabis in Ontario. In exchange for equity financing of $9,800 and the issuance of Canopy Rivers warrants to the joint venture partner, the Company received a 49% interest in PharmHouse and a global non-competition agreement from the 51% partner.

The warrants are exercisable for a period of two years following the date that PharmHouse receives a license to sell cannabis at an exercise price which is the lesser of $2.00 per share and the price of a defined liquidity event. The fair value of the warrants at inception was estimated to be $29,232, and they were initially accounted for as a derivative liability as the exercise price was not fixed. On September 17, 2018, Canopy Rivers closed a private placement of subscription receipts in connection with its planned public listing at $3.50 per subscription receipt and, as a result, the exercise price of the warrants was fixed at $2.00 per share and the warrant liability was reclassified to equity. The Company recognized a gain of $720 in other income (expense), net from the warrant liability re-measurement and reclassified $28,512 to noncontrolling interests.

PharmHouse was determined to be a VIE. Since decisions are shared amongst Canopy Growth and its partner, Canopy Growth was not determined to be the primary beneficiary of the VIE and was not required to consolidate PharmHouse. PharmHouse is accounted for using the equity method.

On November 21, 2018, the Company entered into a shareholder loan agreement with PharmHouse pursuant to which the Company advanced $40,000 of secured debt financing with a three-year term and an annual interest rate of 12%, calculated monthly and payable quarterly after the first full quarter after receipt of the sales license at PharmHouse’s initial production and processing facility. The secured debt financing has been recorded in other financial assets (see Note 12) and measured at amortized cost.

PharmHouse completed an additional financing in January 2019 whereby the Company invested a further $1,199.

CHI and BCT

As described in Note 28, the Company acquired a controlling interest in Canopy Health Innovations Inc. (“CHI”) on August 3, 2018, resulting in the consolidation of CHI and its equity method investment, Beckley Canopy Therapeutics Limited (“BCT”). BCT is a cannabis research and development organization in the United Kingdom which had been formed through a collaboration agreement between CHI and Beckley Research and Innovations Limited and which gave the parties joint control over the arrangement and a 50% equity interest. As at the date of the CHI acquisition, in accordance with ASC 805 - Business Combinations (“ASC 805”), the Company calculated the fair value of the equity investment in BCT to be $8,563.

On September 28, 2018, BCT completed a private placement financing where the Company, indirectly through CHI, acquired additional common shares for $3,986. The Company’s participating share was diluted from 50% to 42.2%. The previously mentioned collaboration agreement remains in effect and management has concluded that CHI has maintained joint control over BCT.

On October 11, 2019, the Company acquired all of its unowned interests in BCT and Spectrum Biomedical UK. See Note 28(a)(iv).

CanapaR

On July 24, 2018, the Company acquired a 35% ownership interest in CanapaR Corp. (“CanapaR”) for cash consideration of $750. This ownership interest and other rights give the Company significant influence over the investee and the investment is being accounted for using the equity method. As part of the investment, the Company also received a call option to purchase 100% of CanapaR SrL, a Sicily-based company formed for the purposes of organic hemp cultivation and extraction in Italy. The call option is accounted for at fair value with changes recorded in other income (expense), net.

In December 2018 and February 2019, the Company invested a further $17,400 in CanapaR. These follow-on investments increased the Company’s ownership interest to 49.2%.

In the year ended March 31, 2020, the Company recognized an impairment loss of $8,176 related to its investment in CanapaR. The fair value was determined using a cost approach by estimating the recoverable amounts of its assets and deducting the value of its liabilities.

More Life

On November 7, 2019 the Company entered into agreements with certain entities that are controlled by Aubrey “Drake” Graham to launch the More Life Growth Company (“More Life”). Under the agreements Canopy Growth sold 100% of the shares of

1955625 Ontario Inc., a wholly owned subsidiary of Canopy Growth that holds the Health Canada license for a facility located in Scarborough, Ontario to More Life (“More Life Facility”) in exchange for a 40% interest in More Life. Certain entities that are controlled by Drake hold a 60% ownership interest in More Life.

As consideration for the 60% interest in More Life, certain entities that are controlled by Drake granted More Life the right to exclusively exploit certain intellectual property and brands in association with the growth, manufacture, production, marketing and sale of cannabis and cannabis-related products, accessories, merchandise and paraphernalia in Canada and internationally. The maintenance of the non-Canada rights after 18 months is contingent upon certain performance criteria of More Life. More Life has sublicensed such rights in Canada to Canopy Growth in exchange for royalty payments. On the transaction date Canopy Growth recorded an intangible asset equal to the present value of the agreed minimum royalty payments. As part of the Company’s restructuring of its global operations in the year ended March 31, 2020 (see Note 5), the Company recognized an impairment charge related to the remaining intangible assets in the amount of $32,717.

Following this transaction, the Company no longer controls 1955625 Ontario Inc. and the Company derecognized the assets and liabilities of 1955625 Ontario Inc. from its consolidated financial statements at their carrying amounts. Management has concluded that the subsidiary does not meet the definition of an operation and no goodwill was allocated. The derecognized assets and liabilities on November 7, 2019, were as follows:

Current assets	$100
Intangible assets	2,810
Net assets disposed	$2,910
Fair value of retained interest	25,200
Gain on disposal of consolidated entity	$22,290

The gain calculated on the derecognition of 1955625 Ontario Inc.’s assets and liabilities is the difference between the carrying amounts of the derecognized assets and liabilities of 1955625 Ontario Inc. and the fair value of the consideration received, being the fair value of the Company’s interest in More Life. The fair value of this interest on the transaction date was estimated to be $25,200 which was determined using a discounted cash flow approach. The most significant inputs to the fair value measurement are the discount rate and expectations about future royalties.

Through its ownership and other rights, the Company was determined to have significant influence over More Life and accounts for its interest in More Life using the equity method of accounting. The investment was initially recognized at its fair value and adjusted thereafter to recognize the Company’s share of net income (loss) and other comprehensive income (loss). To the extent that there are differences between the fair value of the assets and liabilities of More Life and the book value of these assets and liabilities that would impact earnings the Company will account for these differences in its equity earnings in the investee. The fair value of the Company’s interest in More Life was estimated to be $10,300 at March 31, 2020 using the same valuation techniques and inputs as described above. As a result, the Company recognized an impairment on its equity method investment in the amount of $14,900 in the year ended March 31, 2020 as part of the restructuring of its global operations. See Note 5 for further information.

Canopy Growth and certain entities controlled by Drake have entered into an operating agreement which governs the operations of the More Life Facility. Under this agreement Canopy Growth will continue to provide all of the day-to-day operations and maintenance of the More Life Facility and will retain all of the rights to distribute the product that is cultivated at the More Life Facility in exchange for the payment of an additional amount to More Life on the sales of cannabis produced at the More Life Facility. The term of the operating agreement is five years plus two subsequent five year renewals at Canopy Growth’s option, provided that the Canopy Growth sub-license term is also extended for such periods. Since Canopy Growth controls the facility and the inventory grown at that facility the property, plant and equipment at the facility and the related inventory are being recorded as assets of Canopy Growth.

The following tables present current and non-current assets, current and non-current liabilities as well as revenues and net loss of the Company’s equity method investments as at and for the years ended December 31, 2019 and 2018, respectively:

	Current	Non-current	Current	Non-current
Entity	assets	assets	liabilities	liabilities	Revenue	Net loss
PharmHouse	$5,584	$163,888	$65,765	$87,659	$219	$(4,665)
Agripharm	9,565	68,608	25,776	-	5,093	(8,668)
CanapaR	15,232	10,277	1,722	-	425	(2,624)
Other	10,980	22,338	3,187	10,600	7,022	(10,322)
	$41,361	$265,111	$96,450	$98,259	$12,759	$(26,279)

	Current	Non-current	Current	Non-current
Entity	assets	assets	liabilities	liabilities	Revenue	Net loss
PharmHouse	$8,807	$53,762	$4,514	$40,000	$-	$(1,944)
Agripharm	5,900	91,767	13,167	7,163	2,149	(5,901)
BCT	11,958	502	455	-	-	(2,101)
Other	26,538	12,900	662	6,106	1,125	(5,081)
	$53,203	$158,931	$18,798	$53,269	$3,274	$(15,027)

12. OTHER FINANCIAL ASSETS

The following tables outline changes in other financial assets. Additional details on how the fair value of significant investments are calculated are included in Note 24.

					Exercise of
		Balance at			options /	Balance at
		March 31,			disposal	March 31,
Entity	Instrument	2019	Additions	FVTPL	of shares	2020
TerrAscend	Exchangeable shares	$160,000	$-	$(113,000)	$-	$47,000
TerrAscend	Warrants	-	28,016	(3,012)	-	25,004
TerrAscend Canada	Term loan / debenture	-	65,653	(11,833)		53,820
PharmHouse	Loan receivable	40,000	-	-	-	40,000
Agripharm[1]	Royalty interest	10,254	8,000	(5,654)	-	12,600
ZeaKal	Shares	-	13,487	699	-	14,186
Greenhouse	Convertible debenture	5,944	3,000	1,573	-	10,517
SLANG	Warrants	44,000	-	(40,500)	-	3,500
Other - classified as fair value through net income (loss)	Various	91,816	6,909	(69,255)	(10,475)	18,995
Other - elected as fair value through net income (loss)	Various	9,564	3,127	(2,983)	(225)	9,483
Other - classified as held for investment	Loan receivable	1,849	12,400	-	(101)	14,148
		$363,427	$140,592	$(243,965)	$(10,801)	$249,253

1Refer to Note 28 (c), disposal of a consoldiated entity.

					Exercise of
		Balance at			options /	Balance at
		March 31,			disposal	March 31,
Entity	Instrument	2018	Additions	FVTPL	of shares	2019
TerrAscend	Warrants	$75,154	$-	$36,473	$(111,627)	$-
TerrAscend	Exchangeable shares	-	135,000	25,000	-	160,000
SLANG	Warrants	-	-	44,000	-	44,000
PharmHouse	Loan receivable	-	40,000	-	-	40,000
HydRx Farms	Shares	12,401	-	-	5,210	17,611
HydRx Farms	Warrants	5,210	-	-	(5,210)	-
Agripharm	Repayable debenture	2,326	9,000	(1,072)	-	10,254
James E. Wagner Cultivation	Shares	10,591	2,124	(326)	-	12,389
AusCann Group Holdings	Shares	39,086	3,975	(30,988)	-	12,073
CanapaR	Options	-	-	7,500	-	7,500
Greenhouse	Convertible debenture	-	5,911	33	-	5,944
Radicle Medical Marijuana	Repayable debenture	3,075	2,000	(11)	-	5,064
Good Leaf	Shares	-	4,566	45	-	4,611
Other - classified as fair value through net income (loss)	Various	15,620	19,939	2,073	-	37,632
Other - elected as fair value through net income (loss)	Various	-	3,834	666	-	4,500
Other - classified as held for investment	Loan receivable	-	1,849	-	-	1,849
		$163,463	$228,198	$83,393	$(111,627)	$363,427

TerrAscend

TerrAscend Corp. (“TerrAscend”) is a publicly traded licensed producer. On December 8, 2017, the Company subscribed for TerrAscend units which included one common share and one warrant. The Company allocated the purchase price to the shares and warrants based on their relative fair values, in the amount of $13,460 and $7,540 respectively. On November 27, 2017, the Company acquired additional TerrAscend shares and following these transactions, the Company owned 24% of the issued and outstanding shares of TerrAscend and the Company concluded it had significant influence over TerrAscend and accounted for its investment using the equity method.

On November 30, 2018, TerrAscend completed the restructuring of its share capital by way of a plan of arrangement (“Arrangement”), pursuant to which the Company exercised its warrants for no cash consideration. After giving effect to the exercise of the warrants the Company held common shares of TerrAscend which were exchanged pursuant to the Arrangement for new, conditionally exchangeable shares in the capital of TerrAscend (the “Exchangeable Shares”). The Exchangeable Shares would only become convertible into common shares following changes in U.S. federal laws regarding the cultivation, distribution or possession of cannabis, the compliance of TerrAscend with such laws and the approval of the various securities exchanges upon which the issuer’s securities are listed (the “TerrAscend Triggering Event”). The Exchangeable Shares are not transferrable or monetizable until exchanged into common shares. In the interim, the Company will not be entitled to voting rights, dividends or other rights upon dissolution of TerrAscend. As a result, the Company no longer has significant influence over TerrAscend and ceased using the equity method.

On November 30, 2018 the Company derecognized its investment in the common shares which were being accounted for using the equity method and recognized the Exchangeable Shares. The Company recognized a net gain of $8,678 in other (expense) income, net on the derecognition of the equity investment. The Company accounts for its investment in the Exchangeable Shares at fair value with any changes recorded in other income (expense).

Upon initial recognition, the fair value of the Company’s investment in the Exchangeable Shares was estimated to be $135,000. At March 31, 2020 the fair value of the Company’s investment in the Exchangeable Shares was estimated to be $47,000 with a loss of $113,000 recorded in other income (expense), net in the year ended March 31, 2020 (March 31, 2019 – fair value of $160,000, with a gain of $25,000 recorded in other income (expense), net in the year ended March 31, 2019). See Note 24 for additional details on how the fair value of the Company’s investment is calculated on a recurring basis.

TerrAscend Canada

On October 2, 2019, Canopy Rivers completed a $13,243 (US$10,000) investment in TerrAscend Canada Inc (“TerrAscend Canada”), a wholly-owned subsidiary of TerrAscend, which included a term loan with a fair value of $10,853 and TerrAscend warrants with a fair value of $2,390 As of March 31, 2020, the fair value of the term loan was $9,520, and the fair value of the warrants was $804.

On March 11, 2020, Canopy Growth completed an $80,526 investment in TerrAscend Canada. The investment includes a secured debenture ("debenture") for $80,526, that matures the earliest of (i) March 10, 2030 and (ii) the later of March 10, 2025 and the date that is 24 months following the date that is the TerrAscend Triggering Event. The debenture bears interest at a rate of 6.1% and is payable annually.

As additional consideration, TerrAscend issued 17,808,975 common share purchase warrants (collectively, the “Warrants”). The Warrants consist of two tranches. The first tranche Warrants total 15,656,242 and are exercisable at a price of $5.41 per common share. They are exercisable upon the occurrence or waiver of TerrAscend the Triggering Event until the earliest of (i) March 10, 2030 and (ii) the later of (A) March 10, 2025 and (B) the date that is 24 months following the occurrence of the TerrAscend Triggering Event.

The second tranche Warrants total of 2,152,733 and are exercisable at a price of $3.74 per common share. They are exercisable upon the occurrence or waiver of the TerrAscend Triggering Event until the earliest of (i) March 10, 2031 and (ii) the later of (A) March 10, 2026 and (B) the date that is 36 months following the occurrence of the TerrAscend Triggering Event.

Canopy Growth has the right to set-off the applicable exercise price payable for the exercise of the Warrants against any amounts owing by TerrAscend, or any amounts owing under the Loan by TerrAscend Canada.

At issuance, the term loan had a fair value of $54,800 and the Warrants had a fair value of $25,626 with $100 of related transaction costs expensed. As of March 31, 2020, the fair value of the debenture was $44,300 and the Warrants had a fair value of $24,000. See Note 24 for additional details on how the fair value of the Company’s investment is calculated on a recurring basis.

ZeaKal

On June 14, 2019, Canopy Rivers acquired 248,473 preferred shares of ZeaKal, Inc. (“ZeaKal”), a California-based plant science company, for $13,487 which represents a 9% equity interest on a fully diluted basis. See Note 24 for additional details on how the fair value of the Company’s investment is calculated on a recurring basis.

Greenhouse

On January 14, 2019, Canopy Rivers invested $6,000 in 10831425 Canada Ltd. (“Greenhouse”), an organic, plant-based beverage producer and distributor, pursuant to a senior secured convertible debenture agreement (“Greenhouse Secured Debenture”). As part of the investment, the Company also committed to invest an additional $3,000 in Greenhouse pursuant to an unsecured convertible debenture agreement (the “Greenhouse Unsecured Debenture”) and received preferred share purchase warrants and a control warrant. The Company is required to exercise $3,000 in preferred share purchase warrants upon achievement of future revenue targets. On May 1, 2019, the Company advanced $3,000 to Greenhouse pursuant to the Greenhouse Unsecured Debenture. The Greenhouse Secured Debenture, Greenhouse Unsecured Debenture, and warrants are currently exercisable and, if exercised, would together represent approximately 26% of the equity of Greenhouse on a fully diluted basis. In connection with its original investment in Greenhouse, the Company also owns an additional warrant that, if exercised, would increase its ownership interest in Greenhouse to 51%. See Note 24 for additional details on how the fair value of the Company’s investment is calculated on a recurring basis.

SLANG

SLANG Worldwide Inc. (“SLANG”) is a cannabis-focused branded consumer products company which is listed on the Canadian Securities Exchange. The Company holds share purchase warrants which allow it to acquire shares of SLANG on the occurrence of the triggering event, as defined below, provided the Company enters into a collaboration agreement with SLANG at the time of exercise. The number and exercise price of the share purchase warrants is dependent on the financings completed by SLANG up until the point of exercise. The triggering event is the date the growth, cultivation, production, sale, use and consumption of cannabis and cannabis-related products are permitted in the U.S. for any and all purposes under all applicable federal laws. The warrants expire the earlier of two years following the triggering event and December 15, 2032.

As at March 31, 2020, the share purchase warrants would provide the Company with the right to acquire:

•	31,619,975 shares for an aggregate exercise price of one dollar
•	11,602,370 shares at an exercise price of $1.50 per share
•	5,801,184 shares at an exercise price of $2.25 per share

As at March 31, 2020, management has estimated the fair value of the warrant at to be $3,500, and a loss of $40,500 was recorded in other income (expense), net in the year ended March 31, 2020 (March 31, 2019 - fair value of $44,000, and a gain of $4,000 was recorded in other income (expense), net in the year ended March 31, 2019). See Note 24 for additional details on how the fair value of the Company’s investment is calculated on a recurring basis.

13. PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment are as follows:

	March 31,	March 31,
	2020	2019
Buildings and greenhouses	$876,732	$361,958
Production and warehouse equipment	300,666	175,325
Leasehold improvements	75,964	32,264
Land	65,003	37,681
Office and lab equipment	29,978	23,495
Computer equipment	30,744	19,228
Right-of-use-assets
Buildings and greenhouses	169,754	-
Production and warehouse equipment	927	-
Assets in process	365,644	491,722
	1,915,412	1,141,673
Less: Accumulated depreciation	(390,609)	(45,333)
	$1,524,803	$1,096,340

Depreciation expense included in cost of goods sold for the year ended March 31, 2020 is $52,249 (2019 – $25,373, 2018 – $7,502). Depreciation expense included in selling, general and administrative expenses for the year ended March 31, 2020 is $21,467 (2019 – $4,689, 2018 – $1,223).

See Note 5 for information on the impairment and abandonment of property, plant and equipment that resulted in a charge in the amount of $334,964 that the Company recognized as part of the restructuring of its global operations in the year ended March 31, 2020.

14. INTANGIBLE ASSETS

The components of intangible assets are as follows:

	March 31, 2020		March 31, 2019
	Gross	Net	Gross	Net
	Carrying	Carrying	Carrying	Carrying
	Amount	Amount	Amount	Amount
Finite lived intangible assets
Licensed brands	$66,227	$53,797	$57,802	$57,678
Distribution channel	74,768	47,117	42,400	25,297
Health Canada and operating licenses	63,631	57,250	104,608	99,587
Intellectual property	240,386	215,044	153,797	149,360
Software and domain names	16,056	10,013	9,701	6,819
Amortizable intangibles in process	9,590	9,590	4,122	4,046
Total	470,658	392,811	372,430	342,787

Indefinite lived intangible assets
Operating licenses		$7,000		$151,509
Acquired brands		76,555		63,774
Total intangible assets		$476,366		$558,070

Amortization expense included in cost of goods sold for the year ended March 31, 2020 is $1,030 (2019 – $35, 2018 – $95). Amortization expense included in selling, general and administrative expenses for the year ended March 31, 2020 is $50,267 (2019 – $16,821, 2018 – $11,666).

Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

2021	$51,542
2022	$44,709
2023	$43,964
2024	$43,701
2025	$43,083
Thereafter	$165,812

See Note 5 for information on the impairment and abandonment of intangible assets that resulted from the restructuring of the Company’s global operations in the amount of $192,987 and impairment charges of $54,020 in the year ended March 31, 2020.

DCL

On May 30, 2018, the Company purchased 100% of the issued and outstanding shares of DCL. Based in the Kingdom of Lesotho, DCL holds a license to cultivate, manufacture, supply, hold, import, export and transport cannabis and its resin.

On closing, 666,362 common shares were issued to former shareholders of DCL at a price of $37.07 for consideration of $24,702. An additional 79,892 common shares were to be issued on the achievement of a licensing milestone. These shares were accounted for as equity classified contingent consideration. Management assessed the probability and timing of achievement and then discounted to present value using a put option pricing model in order to derive a fair value of the contingent consideration of $2,100. There was also the effective settlement of a note receivable of $500, which was advanced in cash by the Company prior to closing, for total consideration of $27,302.

An additional 253,586 common shares were to be issued to the former shareholders of DCL contingent on the achievement of certain operational milestones. These were accounted for as share-based compensation expense, and the fair value of the May 30, 2018 grant of $9,400 was being amortized over the expected vesting period.

The transaction was determined to be an asset acquisition under ASC 805 as DCL did not meet the definition of a business. A relative fair value approach was taken for allocating the consideration to the acquired assets and liabilities. This resulted in a value of $30,421 allocated to the operating license and a related $3,042 deferred income tax liability. The remaining assets and liabilities were not significant. The operating license is not being amortized as the Company concluded that it had an indefinite useful life.

As part of the Company’s restructuring of its global operations (see Note 5), the Company exited its operations in South Africa and Lesotho by transferring ownership of all of its African operations to a local business, with the transaction closing subsequent to March 31, 2020. Accordingly, the remaining intangible asset associated with the operating license acquired from DCL was impaired as at March 31, 2020 and the resulting charge is included in the restructuring-related impairment charge noted above. Additionally, the Company accelerated the share-based compensation expense relating to the unvested milestones described above, and recognized share-based compensation of $215 in the year ended March 31, 2020.

Spectrum Colombia

On July 5, 2018, the Company acquired Spectrum Colombia, which previously operated as Colombia Cannabis S.A.S. The consideration for the transaction was 1,193,237 common shares with a fair value of $46,119 based on the Company’s share price on the closing date.

On July 5, 2018, in conjunction with the acquisition of Spectrum Colombia the Company acquired all the outstanding shares of Canindica in exchange for 595,184 common shares. Canindica was controlled by the principal of a company that provided services to the Company in connection with its Latin American and Caribbean businesses in the years ended March 31, 2020 and March 31, 2019. Canindica does not meet the definition of a business and the fair value of the consideration paid of $23,004 has been recorded as share-based compensation expense.

Upon the achievement of future cultivation and sales milestones, the Company was to issue up to 2,098,304 additional common shares of the Company to the former shareholders of Spectrum Colombia and shares to a value of $42,623 to the former shareholders of Canindica. The milestone shares were being provided in exchange for services and were being accounted for as share-based compensation expense. Management has estimated the grant date fair value of all these milestone shares to be $106,377 which was expensed rateably over the estimated vesting periods.

The acquisition of Spectrum Colombia was determined to be an asset acquisition under ASC 805 as it did not meet the definition of a business. A relative fair value approach was taken for allocating the consideration to the acquired assets and liabilities.

This resulted in a value of $71,519 allocated to the operating license and a related $21,456 deferred income tax liability. The remaining assets and liabilities were not significant.

The operating license was not amortized as the Company concluded that it had an indefinite useful life.

As part of the Company’s restructuring of its global operations (see Note 5), the Company ceased operations at the cultivation facility in Colombia. Accordingly, the operating license acquired from Spectrum Colombia was abandoned as at March 31, 2020 and the difference between the carrying value and expected salvage value is included in restructuring charges. Additionally, the Company accelerated the share-based compensation expense relating to certain of the unvested milestones associated with the acquisitions of Spectrum Colombia and Canindica, and recognized share-based compensation of $32,479 in the year ended March 31, 2020.

Cafina

On March 25, 2019, the Company acquired Cáñamo y Fibras Naturales, S.L. (“Cafina”), a Spanish-based licensed cannabis producer for consideration of $43,940 of which $36,074 in cash was advanced on closing, The acquisition date fair value of the remaining consideration was estimated to be $7,866 and was to be released to the former shareholders on the second and fourth anniversary of the acquisition, subject to certain representations and warranties.

The acquisition of Cafina was determined to be an asset acquisition under ASC 805 as it did not meet the definition of a business. A relative fair value approach was taken for allocating the consideration to the acquired assets and liabilities. This resulted in a value of $58,467 allocated to the operating license and a related $14,617 deferred income tax liability. The remaining assets and liabilities were not significant. The operating license was not amortized as the Company concluded that it had an indefinite useful life.

As part of the Company’s restructuring of its global operations (see Note 5), the Company abandoned the operating license acquired from Cafina and the difference between the carrying value and expected salvage value is included in restructuring charges.

15. GOODWILL

The changes in the carrying amount of goodwill are as follows:

Balance, March 31, 2018	$277,445
Purchase accounting allocations	1,215,750
Foreign currency translation adjustments	(3,336)
Balance, March 31, 2019	1,489,859
Purchase accounting allocations	443,724
Finalization of S&B purchase price allocation	(24,990)
Foreign currency translation adjustments	45,878
Balance, March 31, 2020	$1,954,471

16. OTHER ACCRUED EXPENSES AND LIABILITIES

The components of other accrued expenses and liabilities are as follows:

	March 31,	March 31,
	2020	2019
Property, plant and equipment	$1,173	$8,013
Professional fees	7,677	2,059
Employee compensation	33,415	20,577
Other	22,729	6,964
	$64,994	$37,613

17.  DEBT

The components of debt are as follows:

		March 31,	March 31,
	Maturity Date	2020	2019
Convertible senior notes at 4.25% interest with semi-annual interest payments	July 15, 2023
Principal amount		$600,000	$600,000
Accrued interest		5,454	5,454
Non-credit risk fair value adjustment		(27,120)	183,120
Credit risk fair value adjustment		(128,130)	47,130
		450,204	835,704
Term loan facility advanced in the form of prime rate operating loan		-	95,000
Transferred receivables, bearing interest rate of EURIBOR plus 0.850%		4,678	-
Other revolving debt facility, loan, and financings		10,533	15,271
		465,415	945,975
Less: current portion		(16,393)	(103,716)
Long-term portion		$449,022	$842,259

Convertible senior notes

On June 20, 2018, the Company issued convertible senior notes (the “notes”) with an aggregate principal amount of $600,000. The notes bear interest at a rate of 4.25% per annum, payable semi-annually on January 15th and July 15th of each year commencing from January 15, 2019. The notes will mature on July 15, 2023. The notes are subordinated in right of payment to any existing and future senior indebtedness, including indebtedness under the revolving credit facility. The notes will rank senior in right of payment to any future subordinated borrowings. The notes are effectively junior to any secured indebtedness and the notes are structurally subordinated to all indebtedness and other liabilities of the Company’s subsidiaries.

Holders of the notes may convert the notes at their option at any time from January 15, 2023 to the maturity date. The notes will be convertible, at the holder’s option, at a conversion rate of 20.7577 common shares for every $1 principal amount of notes (equal to an initial conversion price of approximately $48.18 per common share), subject to adjustments in certain events. In addition, the holder has the right to exercise the conversion option from September 30, 2018 to January 15, 2023, if (i) the market price of the Company common shares for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day, (ii) during the 5 business day period after any consecutive 5 trading day period (the “measurement period”) in which the trading price per $1 principal amount of the notes for each trading day in the measurement period was less than 98% of the product of the last reported sales price of the Company’s common shares and the conversion rate on each such trading day, (iii) the notes are called for redemption or (iv) upon occurrence of certain corporate events (“Fundamental Change”). A Fundamental Change occurred upon completion of the investment by Constellation Brands, Inc. (“CBI”) in November 2018, and no note holders surrendered any portion of their notes as at the repurchase date of December 5, 2018.

The Company may, upon conversion by the holder, elect to settle in either cash, common shares, or a combination of cash and common shares, subject to certain circumstances. Under the terms of the indenture if a Fundamental Change occurs and a holder elects to convert its notes from and including on the date of the fundamental change up to, and including, the business day immediately prior to the fundamental change repurchase date, the Company may be required to increase the conversion rate for the notes so surrendered for conversion by a number of additional common shares.

The Company cannot redeem the notes prior to July 20, 2021, except in the event of certain changes in Canadian tax law. On or after July 20, 2021, the Company could redeem for cash, subject to certain conditions, any or all of the notes, at its option, if the last reported sales price of the Company’s common shares for at least 20 trading days during any 30 consecutive trading day period ending within 5 trading days immediately preceding the date on which the Company provides notice of redemption exceeds 130% of the conversion price on each applicable trading day. The Company may also redeem the notes, if certain tax laws related to Canadian withholding tax change subject to certain further conditions. The redemption of notes in either case shall be at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

For accounting purposes, the equity conversion feature did not meet the equity classification guidance, therefore the Company elected the fair value option under ASC 825 - Fair Value Measurements. The notes were initially recognized at fair value on the balance sheet. All subsequent changes in fair value, excluding the impact of the change in fair value related to Company’s own credit risk are recorded in other income (expenses), net. The changes in fair value related to the Company’s own credit risk is recorded through other comprehensive income (loss). Transaction costs directly attributable to the issuance of the notes were immediately expensed in the consolidated statements of operations in the amount of $16,380.

The overall change in fair value of the notes during the years ended March 31, 2020 and March 31, 2019 was a decrease of $385,500 and an increase of $235,704, respectively, which included contractual interest of $25,500 and $19,975, respectively. Refer to Note 24 for additional details on how the fair value of the notes is calculated.

Alberta Treasury Board financing

On March 31, 2019 the Company acquired the limited partnership units of the limited partnerships that held the Delta and Aldergrove, British Columbia facilities and assumed the Alberta Treasury Board (“ATB”) financing liability. The facility bears interest at prime plus 1.0% and matures on October 31, 2021. Quarterly principal payments are $2,500. The ATB term loan is secured by a financial charge over real property held by the Company in Delta and Aldergrove. On June 14, 2019, the Company repaid and terminated its ATB term loan facility. A payment of $95,180 was made to settle the loan balance.

Transferred receivables

The carrying amount of the transferred receivables include receivables which are subject to a factoring arrangement. Under this agreement, C3 has transferred the relevant receivables to PB Factoring GmbH in exchange for cash. The transferred receivables to PB Factoring GmbH are $4,851 and the associated secured borrowing is $4,678.

Other revolving debt facility, loans, and financings

On August 13, 2019 the Company, through its wholly owned subsidiary, Tweed Farms Inc., entered into a $40,000 revolving debt facility with Farm Credit Canada (“FCC”). The new facility replaces the previous loans with FCC and is secured by the Company’s property in Niagara-on-the-Lake. The extinguishment of $4,912 in previous FCC debt resulted in no gain or loss.

The current outstanding balance of the FCC debt facility is $5,268 with an interest rate of 3.45%, or FCC prime rate plus 1.0%, and matures on September 3, 2024.

The revolving debt facility with FCC is secured by a first charge on the properties in Niagara-on-the-Lake, Ontario, a corporate guarantee from the Company, and a general corporate security agreement.

Debt payments

As of March 31, 2020, the required principal repayments under long-term debt obligations for each of the five succeeding fiscal years and thereafter are as follows:

2021	$11,062
2022	978
2023	975
2024	600,975
2025	975
Thereafter	246
$615,211

18. OTHER LIABILITIES

The components of other liabilities are as follows:

	As at March 31, 2020			As at March 31, 2019
	Current	Long-term	Total	Current	Long-term	Total
Acquisition consideration related liabilities	$104,028	$9,791	$113,819	$22,176	$87,747	$109,923
Lease liabilities	40,356	120,047	160,403	-	-	-
Minimum royalty obligations	9,368	50,445	59,813	3,445	24,392	27,837
Due to former partners of Storz & Bickel	-	-	-	21,447	-	21,447
Refund liability	17,586	-	17,586	-	-	-
Settlement liability	33,162	7,932	41,094	11,980	16,631	28,611
Other	11,309	2,445	13,754	22,366	5,234	27,600
	$215,809	$190,660	$406,469	$81,414	$134,004	$215,418

19. REDEEMABLE NONCONTROLLING INTEREST

The net change in the redeemable noncontrolling interests is as follows:

	BC Tweed	Vert Mirabel	BioSteel	Total
As at March 31, 2017	$-	$-	$-	$-
Initial recognition of noncontrolling interest	36,400	3,750	-	40,150
Loss attributable to noncontrolling interest	(5,000)	(470)	-	(5,470)
Adjustments to redemption amount	24,900	1,570	-	26,470
As at March 31, 2018	56,300	4,850	-	61,150
Income attributable to noncontrolling interest	-	2,885	-	2,885
Adjustments to redemption amount	16,300	(1,335)	-	14,965
Purchase of redeemable noncontrolling interest	(72,600)	-	-	(72,600)
As at March 31, 2019	-	6,400	-	6,400
Initial recognition of noncontrolling interest	-	-	18,733	18,733
Income (loss) attributable to noncontrolling interest	-	8,220	(1,731)	6,489
Adjustments to redemption amount	-	5,630	32,498	38,128
As at March 31, 2020	$-	$20,250	$49,500	$69,750

20. SHARE CAPITAL

CANOPY GROWTH

Authorized

An unlimited number of common shares.

(i) Equity financings

There were no equity financings during the year ended March 31, 2020.

On November 1, 2018, the Company issued 104,500,000 common shares from treasury and two tranches of warrants to CBI in exchange for proceeds of $5,072,500. The first tranche warrants (“New Warrants”) will allow CBI to acquire 88.5 million additional shares of Canopy Growth for a fixed price of $50.40 per share. The second tranche warrants (“Final Warrants”) allows the purchase of 51.3 million additional shares at a price equal to the 5-day volume weighted average price immediately prior to exercise. These warrants can only be exercised after the New Warrants have been exercised. The New Warrants vested immediately upon closing of the share purchase agreement and the Final Warrants become exercisable once the New Warrants have been exercised. Both the New and Final Warrants expire on November 1, 2021.

The proceeds of the common share issuance were allocated to the common shares and New Warrants based on their relative fair values in the amount of $3,567,149 and $1,505,351, respectively. The fair value of the common shares was determined using the closing price on October 31, 2018, and the fair value of the warrants was determined using a Black-Scholes model. Share issuance costs of $8,509 were allocated to the common shares and $3,591 to the warrants. Since the Final Warrants will be issued for a price that is equal to the 5-day volume weighted average price immediately prior to exercise, they fail the ‘fixed for fixed’ criterion and will be classified as a derivative liability. Management has estimated that the value of this liability is nominal, and no value was allocated to the Final Warrants. The New Warrants and Final Warrants were subsequently modified on June 27, 2019, refer to Note 29 for additional details.

During the year ended March 31, 2018, the Company completed the following equity financings net of share issue costs of $9,400.

	Number of shares	Share capital
Bought deal - July 21, 2017	3,105,590	$24,922
Greenstar investment - November 2, 2017	18,876,901	173,765
Private placement - February 7, 2018	5,800,000	192,065
Total equity financing share issuances	27,782,491	$390,752

On November 2, 2017, Greenstar Canada Investment Limited Partnership (“Greenstar”), which is an affiliate of CBI acquired 18,876,901 common shares from treasury and 18,876,901 warrants in exchange for $244,990. The common shares had a hold period of four months and one day from the closing date. The warrants, each exercisable at $12.9783 per warrant for a common share, expire

May 2, 2020 and are exercisable in two equal tranches, with the first exercisable tranche date being August 1, 2018, and the second exercisable tranche date being February 1, 2019, provided at the time of exercising the warrants, the Company still owns the 18,876,901 common shares. The proceeds of the common share issuance were allocated to the common shares and warrants based on their relative fair values in the amount of $174,472 and $70,518, respectively. The fair value of the common shares was determined using the closing price on the day the share subscription closed, and the fair value of the warrants was determined using a Black-Scholes model. Share issuance costs of $707 were allocated to the common shares and $253 to the warrants. On May 1, 2020, the 18,876,901 warrants were exercised by Greenstar; see Note 34.

(ii) Other issuances of common shares

During the year ended March 31, 2020, the Company issued the following shares, net of share issuance costs, as a result of business combinations, milestones being met, and other equity-settled transactions:

	Number of shares	Share capital	Share based reserve
Acquisition of BC Tweed NCI release from escrow	6,940,531	$223,036	$(223,036)
Completion of acquisition milestones	1,121,605	29,561	(29,687)
Other issuances	597,936	19,369	(19,511)
Total	8,660,072	$271,966	$(272,234)

During the year ended March 31, 2019, the Company issued the following shares, net of share issuance costs, as a result of business combinations, milestones being met, and other equity-settled transactions:

	Number of shares	Share capital	Share based reserve
Hiku	7,943,123	$543,616	$-
BC Tweed NCI	6,353,438	244,100	223,036
ebbu	5,275,005	233,802	29,880
CHI	3,076,941	97,832	-
Spectrum Colombia	1,193,237	46,018	-
Completion of acquisition milestones	2,455,446	45,277	(45,310)
DCL	666,362	24,644	1,956
Other issuances	897,079	28,984	(6,927)
Total	27,860,631	$1,264,273	$202,635

During the year ended March 31, 2018, the Company issued the following shares, net of share issuance costs, as a result of business combinations, milestones being met, and other equity-settled transactions:

	Number of shares	Share capital	Share based reserve
rTrees	3,494,505	$28,026	$1,079
Completion of acquisition milestones	398,651	4,278	(4,278)
Other issuances	1,337,829	13,765	(1,687)
Total	5,230,985	$46,069	$(4,886)

(iii) Warrants

	Number of whole warrants	Average exercise price	Warrant value
Balance outstanding at March 31, 2017	-	$-	$-
Greenstar equity investment - net of warrant issue cost of $253	18,876,901	12.98	70,265
rTrees acquisition	242,408	3.83	1,303
Exercise of warrants	(207,297)	3.72	(1,113)
Balance outstanding at March 31, 2018	18,912,012	$12.96	$70,455
Issuance of warrants	88,472,861	50.40	1,501,760
Replacement warrants granted through Hiku acquisition	920,452	41.28	30,611
Exercise of warrants	(457,002)	41.12	(12,901)
Expiry of warrants	(1)	3.80	-
Balance outstanding at March 31, 2019	107,848,322	$43.80	$1,589,925
Tranche A warrant modification	-	-	1,049,153
Issuance of Tranche B warrants	38,454,444	76.68	-
Other issuance of warrants	9,200	32.83	359
Exercise of warrants	(12,523)	35.55	(486)
Balance outstanding at March 31, 2020 [1]	146,299,443	$52.44	$2,638,951

1 This balance excludes the Tranche C Warrants, which represent a derivative liability and have nominal value, see note 29.

CANOPY RIVERS

Authorized capital

Canopy Rivers Corporation (“Canopy Rivers”) is authorized to issue an unlimited number of common shares. There are two classes of common shares: Multiple Voting Shares and Subordinated Voting Shares. Each Multiple Voting Share is entitled to receive 20 votes, while each Subordinated Voting Share is entitled to receive one vote at all meetings of the shareholders. There is no priority or distinction between the two classes of shares in respect of their entitlement to the payment of dividends or participation on liquidation, dissolution or winding-up of the Company.

Prior to the completion of the Qualifying Transaction described below, Canopy Rivers had two classes of common shares: “Class A Shares” and “Class B Shares”. Pursuant to the terms of the Qualifying Transaction, Class A shareholders received one Multiple Voting Share for each Class A Share held, and Class B shareholders received one Subordinated Voting Share for each Class B Share held upon completion of the Qualifying Transaction. Accordingly, the terms “Class A Shares” and “Multiple Voting Shares” may be used interchangeably, and the terms “Class B Shares” and “Subordinated Voting Shares” may be used interchangeably.

Issued and outstanding

As at March 31, 2020, Canopy Rivers had 36,468,318 Multiple Voting Shares (March 31, 2019 – 36,468,318) and 152,837,131 Subordinated Voting Shares (March 31, 2019 – 150,592,136) issued and outstanding. As at March 31, 2020, the Company held 36,468,318 Multiple Voting Shares (March 31, 2019 – 36,468,318) and 15,223,938 Subordinated Voting shares (March 31, 2019 – 15,223,938) which represented a 27.3% ownership interest in Canopy Rivers and 84.4% of the voting rights (March 31, 2019 – 27.6% and 84.6% respectively). The voting rights allow the Company to direct the relevant activities of Canopy Rivers such that the Company has control over Canopy Rivers and Canopy Rivers is consolidated in these financial statements.

Financings

Year ended March 31, 2020

There were no financings during the year ended March 31, 2020, other than the release of shares related to share purchase financing as noted above.

Year ended March 31, 2019

On April 6, 2018, Canopy Rivers completed a non-brokered private placement of 454,545 Class B Shares for aggregate gross proceeds of $500 and share issuance costs of $nil.

On July 6, 2018, Canopy Rivers completed a private placement offering, pursuant to which Canopy Rivers issued an aggregate of 29,774,857 subscription receipts at a price of $3.50 per subscription receipt for gross proceeds of $104,212, including $15,050 invested by the Company. Canopy Rivers issued 28,792,000 subscription receipts pursuant to a brokered offering and 982,857 subscription receipts on a non-brokered basis. Funds from the private placement were placed in escrow pending the completion of the reverse takeover (“RTO”) with AIM2 Ventures Inc. (“AIM2”), defined as the Qualifying Transaction. Share issue costs of $3,371 were incurred as part of this private placement offering, which have been deducted from the carrying value of the noncontrolling interest.

On September 17, 2018 Canopy Rivers completed the RTO, the funds were released from escrow and Canopy Rivers began trading on the TSX Venture Exchange.

Since AIM2 does not have the inputs and processes capable of producing outputs that are necessary to meet the definition of a business as defined by ASC 805, the RTO has been accounted for under ASC 718 - Stock-based compensation. Accordingly, the RTO has been accounted for at the fair value of the equity instruments granted by the shareholders of Canopy Rivers to the shareholders and option holders of AIM2. Consideration paid by the acquirer of $1,353 is measured at the fair value of the equity issued to the shareholders of AIM2 (361,377 shares at $3.50 per share, 36,137 options with a fair value of $89 calculated using a Black-Scholes option pricing model and 18,821 broker warrants measured using the Black-Scholes option pricing model), with the excess amount above the fair value of the net assets acquired, treated as a reduction to equity.

The assets acquired and liabilities assumed at their fair value on the acquisition date are as follows.

Amount
Consideration	$1,353
Cash acquired	584
Difference to deficit	769

On February 27, 2019, Canopy Rivers completed a brokered equity financing pursuant to which a syndicate of underwriters purchased 13,225,000 Subordinated Voting Shares of Canopy Rivers on a bought deal basis at a price of $4.80 per Subordinated Voting Share (the “Issue Price”) for gross proceeds of approximately $63,479 (the “Bought Deal”). Concurrent with the Bought Deal, the Company purchased 6,250,000 Subordinated Voting Shares on a private placement basis, at a price per Subordinated Voting Share equal to the Issue Price for additional gross proceeds of approximately $30,000. Share issuance costs of $2,979 were paid in connection with the offering.

Associated with the July 2018 and February 2019 financings, an amount of $5,246 has been recorded as an increase in equity attributable to the parent which represents the change in the carrying amount of the noncontrolling interest as a result of the difference between the consideration paid and the net assets acquired and the dilution of Canopy Growth’s ownership interest.

Year ended March 31, 2018

Associated with the fiscal 2018 financings, an amount of $(55) has been recorded as a decrease in equity attributable to the parent which represents the dilution of Canopy Growth’s ownership interest.

Initial financing

On May 12, 2017, the Company advanced $20,000 in the form of a convertible debenture to Canopy Rivers. Other investors advanced $953 of seed capital to purchase 19,066,668 Class B Shares. Of this amount, $503 representing 10,066,668 Class B Shares was paid for through share purchase loans, whereby funds were advanced to Canopy Rivers by the Company on behalf of certain employees and another individual. The Class B Shares acquired by each Canopy Growth employee and other individual through these share purchase loans have been placed in trust and vest in three equal tranches over three years if: (i) each person, individually, remains an employee or consultant of Canopy Growth; and (ii) the individual loans are repaid. In certain cases, there are also additional performance targets. If the loan is not repaid, the shares will be cancelled by the Company and the proceeds received by Canopy Rivers from the initial sale of the Class B Shares would be returned to Canopy Growth. Accordingly, the 10,066,668 Class B Shares acquired by way of the share purchase loans were initially accounted for as seed capital options and are not considered issued for accounting purposes until the loans are repaid on an individual employee/consultant basis. During the years ended March 31, 2020, and March 31, 2019, share purchase loans in the amount of $50 and $311, respectively, relating to the Shares held in trust by Canopy Growth on behalf of certain employees were repaid. This resulted in the release from escrow of 999,998 and 6,227,776 Subordinated Voting Shares, respectively. As at March 31, 2020, share purchase loans relating to 2,805,560 of the original seed capital options have been repaid, resulting in the release from escrow of the same number of Subordinated Voting Shares (March 31, 2019 –3,838,892). Please refer to Note 21 for additional details on the seed capital options.

21. SHARE-BASED COMPENSATION

CANOPY GROWTH CORPORATION SHARE-BASED COMPENSATION PLAN

Canopy Growth's eligible employees participate in a share-based compensation plan as noted below.

On September 15, 2017, shareholders approved an Omnibus Incentive Plan (as amended and restated, the “Omnibus Plan”) pursuant to which the Company can issue share-based long-term incentives. All directors, officers, employees and independent contractors of the Company are eligible to receive awards of common share purchase options (“Options”), restricted share units (“RSUs”), deferred share units, stock appreciation rights (“Stock Appreciation Rights”), performance awards (“Performance Awards”) or other stock based awards (collectively, the “Awards”) under the Omnibus Plan. In addition, shareholders also approved the 2017 Employee Stock Purchase Plan of the Company (the “Purchase Plan”). Under the Purchase Plan, the aggregate number of common shares that may be issued is 400,000, and the maximum number of common shares which may be issued in any one fiscal year shall not exceed 200,000.

Under the Omnibus Plan, the maximum number of shares issuable from treasury pursuant to Awards shall not exceed 15% of the total outstanding shares from time to time less the number of shares issuable pursuant to all other security-based compensation arrangements of the Company. The maximum number of common shares reserved for Awards is 52,516,939 at March 31, 2020 (50,626,561 at March 31, 2019). As of March 31, 2020, the only Awards issued have been options and RSUs under the Omnibus Plan.

The Omnibus Plan is administered by the Board of Directors of the Company who establishes exercise prices, at not less than the market price at the date of grant, and expiry dates. Options under the Omnibus Plan generally remain exercisable in increments with 1/3 being exercisable on each of the first, second and third anniversaries from the date of grant, with expiry dates set at six years from issuance. The Board of Directors has the discretion to amend general vesting provisions and the term of any award, subject to limits contained in the Omnibus Plan.

The following is a summary of the changes in the Company’s Omnibus Plan employee options during the years ended March 31, 2018, 2019 and 2020:

	Options issued	Weighted average exercise price
Balance outstanding at March 31, 2017	10,044,112	$3.97
Options granted	12,832,237	16.50
Replacement options issued as a result of the rTrees acquisition	224,433	3.18
Options exercised	(3,912,946)	2.82
Options forfeited/cancelled	(1,942,001)	9.32
Balance outstanding at March 31, 2018	17,245,835	$12.95
Options granted	22,145,198	51.49
Replacement options issued as a result of the CHI acquisition	568,005	14.98
Replacement options issued as a result of the Hiku acquisition	291,629	10.64
Options exercised	(5,318,923)	11.48
Options forfeited/cancelled	(2,099,849)	55.37
Balance outstanding at March 31, 2019	32,831,895	$34.10
Options granted	9,454,714	33.87
Options exercised	(3,900,032)	10.63
Options forfeited/cancelled	(5,878,182)	44.95
Balance outstanding at March 31, 2020	32,508,395	$34.89

The following is a summary of the outstanding stock options as at March 31, 2020:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Outstanding at March 31, 2020	Weighted Average Remaining Contractual Life (years)	Exercisable at March 31, 2020	Weighted Average Remaining Contractual Life (years)
$0.06 - $24.62	6,358,041	3.46	3,145,532	2.73
$24.63 - $35.00	6,385,373	4.90	1,676,188	3.90
$35.01 - $36.80	6,509,072	4.57	2,764,327	4.36
$36.81 - $42.84	5,906,787	4.48	1,936,652	4.25
$42.85 - $67.64	7,349,122	4.92	1,530,205	4.66
	32,508,395	4.48	11,052,904	3.85

At March 31, 2020, the weighted average exercise price of options outstanding and options exercisable was $34.89 and $31.84, respectively (March 31, 2019 - $34.10 and $13.99, respectively).

The Company recorded $244,594 in share-based compensation expense related to options issued to employees for the year ended March 31, 2020 (for the year ended March 31, 2019 - $141,451, for the year ended March 31, 2018 - $21,278) and $3,856 in share-based compensation expense related to options issued to contractors (for the year ended March 31, 2019 - $10,362, for the year ended March 31, 2018 - $4,774). The compensation expense for the year ended March 31, 2020 includes an amount related to

2,160,068 options being provided in exchange for services which are subject to performance conditions (for the year ended March 31, 2019 - 595,000, for the year ended March 31, 2018 – 420,000).

During the year ended March 31, 2019, the Company issued replacement options to employees in relation to the acquisitions of CHI and Hiku Brands Company Ltd. (“Hiku”) (Note 28) and recorded share-based compensation expense of $10,917, related to these replacement options, of which $7,503 relates to an immediate share-based compensation expense recorded at the CHI acquisition date to reflect the accelerated vesting of certain CHI replacement options.

With the exception of 571,689 options which are subject to market-based performance conditions and valued using the Monte Carlo simulation model, the Company uses the Black-Scholes option pricing model to establish the fair value of options granted during the years ended March 31, 2020, 2019 and 2018 on their measurement date by applying the following assumptions:

	March 31,	March 31,	March 31,
	2020	2019	2018
Risk-free interest rate	1.38%	2.00%	1.54%
Expected life of options (years)	3 - 5	2 - 5	3 - 5
Expected annualized volatility	73%	75%	64%
Expected forfeiture rate	12%	12%	11%
Expected dividend yield	nil	nil	nil
Black-Scholes value of each option	$19.83	$24.98	$8.88

Volatility was estimated by using the historical volatility of the Company and other companies that the Company considers comparable that have trading and volatility history prior to the Company becoming public. The expected life in years represents the period of time that options granted are expected to be outstanding. The risk-free rate was based on zero coupon Canada government bonds with a remaining term equal to the expected life of the options.

During the year ended March 31, 2020, 3,900,032 Omnibus Plan options were exercised ranging in price from $0.06 to $40.68 for gross proceeds of $41,413 (for the year ended March 31, 2019 - 5,318,923 Omnibus Plan options were exercised ranging in price from $0.56 to $40.68 for gross proceeds of $48,159, for the year ended March 31, 2018 – 3,912,946 Omnibus Plan options were exercised ranging in prices from $0.43 to $11.71 for gross proceeds of $11,053).

During the year ended March 31, 2020, the Company issued 875,673 RSUs to consultants and directors of the Company of which 850,517 vest over 3 years, and 25,156 vest over 1 year. For the year ended March 31, 2020, the Company recorded $2,308 in share-based compensation expense related to these RSUs (for the year ended March 31, 2019 - $3,709, for the year ended March 31, 2018 - $nil).

Share-based compensation expense related to acquisition milestones is comprised of:

	Years ended
	March 31	March 31	March 31
	2020	2019	2018
Canindica	$15,308	$42,499	$-
Spectrum Colombia	34,861	28,893	-
Spectrum Denmark	550	9,895	7,206
Other	11,453	18,877	12,269
	$62,172	$100,164	$19,475

During the year ended March 31, 2020, 1,121,605 shares (during the year ended March 31, 2019 - 2,455,446, during the year ended March 31, 2018 – 398,651) were released on completion of acquisition milestones. At March 31, 2020, there were up to 4,867,371 shares to be issued on the completion of acquisition and asset purchase milestones. In certain cases, the number of shares to be issued is based on the volume weighted average share price at the time the milestones are met. The number of shares has been estimated assuming the milestones were met at March 31, 2020. The number of shares excludes shares that were to be issued on July 4, 2023 to the previous shareholders of Spectrum Colombia and Canindica based on the fair market value of the Company’s Latin American business on that date. See Note 14 for further information.

In the year ended March 31, 2020, as a result of the restructuring of our operations in Colombia and Lesotho, the Company accelerated share-based compensation expense relating to the unvested milestones associated with the acquisitions of Spectrum Colombia, Canindica, and DCL in the year ended March 31, 2019. Accordingly, the Company recognized share-based compensation expense of $32,694 in the year ended March 31, 2020. See Note 5 for further information.

During the year ended March 31, 2020, the Company recorded share-based payments of $nil (during the year ended March 31, 2019 - $4,781, during the year ended March 31, 2018 - $2,071) related to shares issued for payment of royalties and sales and marketing services.

BioSteel share-based payments

On October 1, 2019, the Company purchased 72% of the outstanding shares of BioSteel Sports Nutrition Inc. (“BioSteel”) (see Note 28(a)(iii)). BioSteel has a stock option plan (the “Plan”) under which non-transferable options to purchase common shares of BioSteel may be granted to directors, officers, employees, or independent contractors of the BioSteel. As at March 31, 2020, the Company had 1,008,000 options outstanding which vest in equal tranches over a 5-year period. In determining the amount of share-based compensation related to these options, BioSteel used the Black-Scholes option pricing model to establish the fair value of options on their measurement date. The Company recorded $489 of share-based compensation expense related to the BioSteel options during the year ended March 31, 2020 with a corresponding increase in noncontrolling interest.

CANOPY RIVERS SHARE-BASED COMPENSATION PLAN

Seed Capital Options

On May 12, 2017, seed capital options were issued. These seed capital options consisted of 10,066,668 Class B shares that were issued by way of share purchase loans. Since they were issued through loans, they are not considered issued for accounting purposes until the loan is repaid. The seed capital options were measured at fair value on May 12, 2017, using a Black-Scholes option pricing model and will be expensed over their vesting period. Where there are performance conditions in addition to service requirements Canopy Rivers has estimated the number of shares it expects to vest and is amortizing the expense over the expected vesting period.

	Seed capital options issued	Seed capital loan balance
Balance outstanding at March 31, 2017	-	$-
Options granted	10,066,668	503
Balance outstanding at March 31, 2018	10,066,668	503
Options exercised	(6,227,776)	(311)
Balance outstanding at March 31, 2019	3,838,892	192
Options exercised	(999,998)	(50)
Options forfeited	(33,334)	(2)
Balance outstanding at March 31, 2020	2,805,560	$140

Canopy Rivers has a stock option plan (the “Plan”) under which non-transferable options to purchase Subordinated Voting Shares of the Company may be granted to directors, officers, employees, or independent contractors of the Company. Pursuant to the Plan, the maximum number of Subordinated Voting Shares issuable from treasury pursuant to outstanding options shall not exceed 10% of the issued and outstanding Subordinated Voting Shares. The Plan is administered by the Board who establishes exercise prices, at not less than the market price at the date of the grant, and expiry dates. Options under the Plan generally remain exercisable in increments, with one-third being exercisable on each of the first, second, and third anniversaries from the date of grant, and have expiry dates five years from the date of grant. The Board has the discretion to amend general vesting provisions and the term of any option grant, subject to limits contained in the Plan. The seed capital options are not within the scope of the Plan.

The following is a summary of the changes in Canopy Rivers’ stock options, excluding the seed capital options presented separately, during the years ended March 31, 2018, 2019 and 2020:

	Options issued	Weighted average exercise price
Balance outstanding at March 31, 2017	-	$-
Options granted	5,915,000	0.68
Balance outstanding at March 31, 2018	5,915,000	$0.68
Options granted	6,762,137	3.32
Options exercised	(154,882)	0.78
Balance outstanding at March 31, 2019	12,522,255	$1.98
Options granted	2,068,000	3.38
Options exercised	(1,244,997)	0.90
Options forfeited	(166,667)	0.60
Options expired	(112,587)	3.33
Balance outstanding at March 31, 2020	13,066,004	$2.31

In determining the amount of share-based compensation related to options issued during the year, Canopy Rivers used the Black-Scholes option pricing model to establish the fair value of options granted during the years ended March 31, 2020, 2019 and 2018 on their measurement date by applying the following assumptions:

	March 31,	March 31,	March 31,
	2020	2019	2018
Risk-free interest rate	1.40%	1.70%	1.00%
Expected life of options (years)	3 - 4	0.4 - 4	1 - 3
Expected annualized volatility	70%	70%	70%
Expected forfeiture rate	nil	nil	nil
Expected dividend yield	nil	nil	nil
Black-Scholes value of each option	$1.69	$1.80	$0.55 -$1.05

Volatility was estimated using companies that Canopy Rivers considers comparable that have trading and volatility history prior to Canopy Rivers becoming public. The expected life in years represents the period of time that options granted are expected to be outstanding. The risk-free rate was based on zero coupon Canada government bonds with a remaining term equal to the expected life of the options.

For the year ended March 31, 2020, the Company recorded $6,567 (year ended March 31, 2019 - $6,844, year ended March 31, 2018 - $3,579) in share-based compensation expense related to these options and the seed capital options with a corresponding increase to noncontrolling interests.

In the year ended March 31, 2020, Canopy Rivers granted $590 worth of RSUs which vest over a one year period. For the year ended March 31, 2020, the Company recorded $290 of share-based compensation expense related to these RSUs.

22. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income includes the following components:

	Foreign currency translation adjustments	Changes of own credit risk of financial liabilities	Fair value of other financial assets	Accumulated other comprehensive income (loss)
As at March 31, 2017	$198	$-	$15,900	$16,098
Other comprehensive income	410	-	26,272	26,682
Income tax expense	-	-	(3,339)	(3,339)
Noncontrolling interest	-	-	(4,033)	(4,033)
As at March 31, 2018	608	-	34,800	35,408
Cumulative effect from adoption of ASU2016-1	-	-	(34,800)	(34,800)
Other comprehensive income (loss)	40,617	(47,130)	-	(6,513)
As at March 31, 2019	41,225	(47,130)	-	(5,905)
Other comprehensive income	85,498	175,260	-	260,758
Income tax expense	-	(33,954)	-	(33,954)
As at March 31, 2020	$126,723	$94,176	$-	$220,899

23. NONCONTROLLING INTERESTS

The net change in the noncontrolling interests is as follows:

	Canopy Rivers	Vert Mirabel	BioSteel	Other non- material interests	Total
As at March 31, 2017	$-	$(305)	$-	$730	$425
Comprehensive income (loss)	21,488	(721)	-	(515)	20,252
Share-based compensation	3,579	-	-	-	3,579
Net income attributable to redeemable noncontrolling interest	-	470	-	-	470
Redeemable noncontrolling interest redemption amount adjustment	-	(1,570)	-	-	(1,570)
Acquisition and ownership changes	55,777	2,876	-	3,923	62,576
As at March 31, 2018	80,844	750	-	4,138	85,732
Comprehensive income (loss)	20,325	4,550	-	(655)	24,220
Share-based compensation	6,844	-	-	-	6,844
Net loss attributable to redeemable noncontrolling interest	-	(2,885)	-	-	(2,885)
Ownership changes	143,487	7	-	(432)	143,062
Warrants	28,512	-	-	-	28,512
As at March 31, 2019	280,012	2,422	-	3,051	285,485
Comprehensive (loss) income	(77,313)	12,930	(1,731)	-	(66,114)
Net (loss) income attributable to redeemable noncontrolling interest	-	(8,220)	1,731	-	(6,489)
Share-based compensation	6,857	-	489	-	7,346
Ownership changes	1,530	-	-	-	1,530
As at March 31, 2020	$211,086	$7,132	$489	$3,051	$221,758

24. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value measurements are made using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value:

•	Level 1 - defined as observable inputs such as quoted prices in active markets;
•	Level 2 - defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
•	Level 3 - defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The fair value measurement is categorized in its entirety by reference to its lowest level of significant input.

The Company records cash, accounts receivable, interest receivable and, accounts payable, and other accrued expenses and liabilities at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Assets and liabilities recognized or disclosed at fair value on a nonrecurring basis may include items such as property, plant and equipment, goodwill and other intangible assets, equity and other investments and other assets. We determine the fair value of these items using Level 3 inputs, as described in the related sections below.

The following table represents our financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair value measurement using
	Quoted prices	Significant
	prices in	other	Significant
	active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2020
Assets:
Short-term investments	$673,323	$-	$-	$673,323
Restricted short-term investments	21,539	-	-	21,539
Other financial assets	2,596	36	192,473	195,105
Liabilities:
Convertible senior notes	-	465,415	-	465,415
Liability arising from Acreage Arrangement	-	-	250,000	250,000
Warrant derivative liability	-	-	322,491	322,491

March 31, 2019
Assets:
Short-term investments	$2,034,133	$-	$-	$2,034,133
Restricted short-term investments	21,432	-	-	21,432
Other financial assets	39,239	2,698	279,641	321,578
Liabilities:
Convertible senior notes	-	945,975	-	945,975

See Note 5 for further details regarding the impairment of long-lived assets as a result of the Company’s restructuring of its global operations and its annual impairment testing for the year ended March 31, 2020.

The following table summarizes the valuation techniques and significant unobservable inputs in the fair value measurement of significant level 2 financial instruments:

Financial asset / financial liability	Valuation techniques	Key inputs
Convertible senior note	Convertible note pricing model	Quoted prices in over-the-counter broker market

The following table summarizes the valuation techniques and significant unobservable inputs in the fair value measurement of significant level 3 financial instruments:
Financial asset / financial liability	Valuation techniques	Significant unobservable inputs	Relationship of unobservable inputs to fair value
Acreage financial instrument	Probability weighted expected return model	Probability of each scenario	Change in probability of occurrence in each scenario will result in a change in fair value
		Value and number of Canopy shares issued	Increase or decrease in value and number of Canopy shares will result in a decrease or increase in fair value
		Intrinsic value of Acreage	Increase or decrease in intrinsic value will result in an increase or decrease in fair value
		Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
		Estimated premium on US legalization	Increase or decrease in estimated premium on US legalization will result in an increase or decrease in fair value
		Control premium	Increase or decrease in estimated control premium will result in an increase or decrease in fair value
		Synergy value to Canopy Growth	Increase or decrease in estimated synergy value to Canopy Growth will result in an increase or decrease in fair value
TerrAscend exchangeable shares	Put option pricing model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
TerrAscend warrants	Monte Carlo simulation model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
TerrAscend Canada term loan	Discounted cash flow	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
ZeaKal shares	Market approach	Share price	Increase or decrease in share price will result in an increase or decrease in fair value
Greenhouse convertible debenture	FinCAD model	Share price	Increase or decrease in share price will result in an increase or decrease in fair value
Agripharm royalty interest and repayable debenture	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
		Future royalties	Increase in future royalties to be paid will result in an increase in fair value
SLANG Worldwide warrant	Black-Scholes option pricing model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
Warrant derivative liability	Monte Carlo simulation model	Volatility of Canopy Growth share price	Increase or decrease in volatility will result in an increase or decrease in fair value
		Expected life	Increase or decrease in expected life will result in an increase or decrease in fair value
BioSteel redeemable noncontrolling interest	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
		Future wholesale price and production levels	Increase in future wholesale price and production levels will result in an increase in fair value
Vert Mirabel redeemable noncontrolling interest	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
		Future wholesale price and production levels	Increase in future wholesale price and production levels will result in an increase in fair value

25. REVENUE

Revenue is dissaggregated as follows:

	Years ended
	March 31,	March 31,	March 31,
	2020	2019	2018
Recreational cannabis revenue
Business to business	$157,254	$117,388	$-
Business to consumer	52,044	23,144	-
Medical cannabis revenue
Canadian	56,852	68,759	70,617
International	67,975	10,091	3,732
Other revenue	105,501	34,049	3,599
Gross revenue	439,626	253,431	77,948
Excise taxes	40,854	27,090	-
Net revenue	$398,772	$226,341	$77,948

The Company recognizes variable consideration related to estimated future product returns and price adjustments as a reduction of the transaction price at the time revenue for the corresponding product sale is recognized. Net revenue reflects actual returns and variable consideration related to estimated returns and price adjustments in the amount of $51,500 for the year ended March 31, 2020 (years ended March 31, 2019 and March 31, 2018 – $nil). As of March 31, 2020, the liability for estimated returns and price adjustments was $17,586 (2019 – $nil).

26. OTHER INCOME (EXPENSE), NET

Other income (expense), net is dissaggregated as follows:

	Years ended
	March 31,	March 31,	March 31,
	2020	2019	2018
Fair value changes on other financial assets	$(243,965)	$83,393	$90,573
Fair value changes on liability arising from Acreage Arrangement	(645,190)	-	-
Fair value changes on convertible senior notes	184,740	(203,095)	-
Fair value change on warrant derivative liability	795,149	-	-
Fair value changes on acquisition related contingent consideration	12,293	(1,016)	-
Interest income	66,327	49,312	1,350
Interest expense	(6,716)	(2,035)	(784)
Foreign currency loss	(1,245)	(5,572)	(2,440)
Gain on acquisition/disposal of consolidated entity	61,775	62,682	8,820
Debt issuance costs	-	(16,380)	-
Settlement loss	-	(28,611)	-
Impairment of product rights	-	-	(28,000)
Other income (expense), net	1,161	1,613	95
	$224,329	$(59,709)	$69,614

27. INCOME TAXES

Net loss before income taxes was generated as follows:

	Years ended
	March 31,	March 31,	March 31,
	2020	2019	2018
Domestic - Canada	$(1,167,000)	$(670,508)	$(51,456)
Foreign - outside of Canada	(342,054)	(37,405)	-
	$(1,509,054)	$(707,913)	$(51,456)

The income tax recovery (expense) consists of the following:

	Years ended
	March 31,	March 31,	March 31,
	2020	2019	2018
Current
Domestic - Canada	$(12,342)	$(1,428)	$-
Foreign - outside of Canada	(4,356)	(960)	-
	$(16,698)	$(2,388)	$-
Deferred
Domestic - Canada	$78,624	$(2,464)	$392
Foreign - outside of Canada	59,688	740	-
	138,312	(1,724)	392
Income tax recovery (expense)	$121,614	$(4,112)	$392

As more fully described in Note 3, income taxes that are required to be reflected in equity, instead of in the consolidated statements of operations, are included in the consolidated statements of shareholders’ equity.

Current and deferred income tax referred to above is recognized based on the Company’s best estimate of the tax rates expected to apply to the income, loss or temporary difference. The Company is subject to income tax in numerous jurisdictions with varying tax rates. During the current year ended, there were no material changes to the enacted statutory tax rates in the jurisdictions where the majority of the Company’s income for tax purposes was earned or where its material temporary differences or losses are expected to be realized or settled, however the impact of commercial decisions and market forces result in changes to the distribution of income for tax purposes amongst taxing jurisdictions that may result in a change of the effective tax rate applicable to such income, loss or temporary difference.

A reconciliation of the amount of income taxes reflected above compared to the expected income taxes calculated at the combined Canadian federal and provincial enacted statutory tax rate of 26.5% for each of the three years ended March 31, 2020, 2019 and 2018 is as follows:

	Years ended
	March 31,	March 31,	March 31,
	2020	2019	2018
Net loss before income taxes	$(1,509,054)	$(707,913)	$(51,456)
Expected tax rate	26.5%	26.5%	26.5%
Expected income tax recovery (expense)	399,899	187,597	13,636
Non-deductible and non-taxable items	22,947	(34,999)	(6,297)
Non-deductible fair value changes on Acreage Arrangement	(170,975)	-	-
Non-taxable fair value changes on warrant derivative liability	210,715	-	-
Non-deductible share-based compensation	(84,873)	(72,463)	(13,013)
Change in valuation allowance	(215,975)	(78,425)	(3,234)
Effect of tax rates outside of Canada	(3,248)	(4,060)	-
Non-taxable portion of capital gains and losses	(34,961)	-	9,421
Other	(1,915)	(1,762)	(121)
Income tax recovery (expense)	$121,614	$(4,112)	$392

Current income taxes payable in the amount of $14,690 (2019 - $927) is included in accounts payable.

As at March 31, 2020, the Company has no uncertain tax positions that requires recording of an income tax provision.

Significant components of deferred income tax assets (liabilities) consist of the following:

	Years ended
	March 31,	March 31,
	2020	2019
Deferred income tax assets
Property, plant and equipment	$47,497	$262
Intangible assets	29,848	-
Inventory reserves and write-downs	27,815	-
Other reserves and accruals	6,556	13,543
Losses carried forward	300,332	108,991
Equity method investments and other financial assets	17,309	684
Deferred financing costs	8,049	12,101
Other	8,765	1,400
Gross deferred income tax assets	446,171	136,981
Valuation allowances	(318,883)	(102,908)
Total deferred income tax assets, net	$127,288	$34,073

Deferred income tax liabilities
Property, plant and equipment	$(38,556)	$(10,602)
Intangible assets	(82,953)	(100,547)
Convertible senior notes	(41,141)	-
Equity method investments and other financial assets	(53)	(24,469)
Other	(7,753)	(3,536)
Total deferred income tax liabilities	(170,456)	(139,154)
Net deferred income tax assets (liabilities)*	$(43,168)	$(105,081)

* A balance of deferred tax asset in the amount of $3,945 is included in other assets and $(47,113) is included in deferred income tax liabilities.

In evaluating whether it is more likely than not that all or a portion of a deferred income tax asset will be realized consideration is given to the estimated reversal of deferred income tax liabilities and future taxable income. The Company has recognized valuation allowances for operating losses carried forward, capital losses carried forward and other deferred income tax assets when it is believed that it is more likely than not that these items will not be realized.

As at March 31, 2020 the Company has the following losses carried forward available to reduce future years' taxable income, which losses expire as follows:

Expiring within 5 years	$-
Expiring between 5 and 10 years	40
Expiring between 10 and 15 years	16,097
Expiring between 15 and 20 years	936,706
Indefinite	183,014
$1,135,857

Total in Canada	$952,844
Total in United States	55,171
Total in Europe	67,319
Total in other jurisdictions	60,523
$1,135,857

As at March 31, 2020, the Company had temporary differences associated with investments in foreign subsidiaries for which no deferred income tax liabilities have been recognized, as the Company is able to control the timing of the reversal of these temporary differences and undistributed earnings are considered permanently invested. Determination of the amount of the unrecognized deferred income tax liability is not practicable due to the inherent complexity of the multi-jurisdictional operations of the Company.

28.  ACQUISITIONS

(a) Acquisitions completed in the year ended March 31, 2020

The following table summarizes the consolidated balance sheet impact at acquisition of the Company’s business combinations that occurred in the year ended March 31, 2020:

					Spectrum
	C3	This Works	BioSteel	BCT	UK	S&B
	(i)	(ii)	(iii)	(iv)	(iv)	28(b)(v)	Total
Cash and cash equivalents	$2,818	$1,619	$225	$7,886	$-	$-	$12,548
Other current assets	15,140	8,239	12,972	2,296	67	-	38,714
Property, plant and equipment	8,345	478	391	5	895	-	10,114
Intangible assets
Brands	10,613	22,114	3,600	-	-	-	36,327
Distribution channel	4,058	12,988	14,700	-	-		31,746
Operating licenses	-	-	-	-	1,158		1,158
Intellectual property	36,520	16,848	20,900	5,267	-	24,990	104,525
Software and domain names	8	176	541	-	-	-	725
Goodwill	287,010	22,214	35,939	85,700	12,861	(24,990)	418,734
Accounts payable and other accrued expenses and liabilities	(3,652)	(4,100)	(3,852)	(2,176)	(922)	-	(14,702)
Debt and other liabilities	(3,942)	-	(3,659)	-	-		(7,601)
Deferred income tax liabilities	(11,219)	(7,911)	(3,817)	(838)	(36)	-	(23,821)
Net assets	$345,699	$72,665	$77,940	$98,140	$14,023	$-	$608,467
Noncontrolling interests	-	-	(18,733)	-	-	-	(18,733)
Net assets acquired	$345,699	$72,665	$59,207	$98,140	$14,023	$-	$589,734

Consideration paid in cash	$345,699	$72,665	$47,924	$45,098	$-	$-	$511,386
Fair value of previously held equity interest	-	-	-	37,919	14,023	-	51,942
Replacement options	-	-	-	1,885	-	-	1,885
Other consideration	-	-	11,283	13,238	-	-	24,521
Total consideration	$345,699	$72,665	$59,207	$98,140	$14,023	$-	$589,734

Consideration paid in cash	$345,699	$72,665	$47,924	$45,098	$-	$-	$511,386
Less: Cash and cash equivalents acquired	(2,818)	(1,619)	(225)	(7,886)	-	-	(12,548)
Net cash outflow	$342,881	$71,046	$47,699	$37,212	$-	$-	$498,838

The table above summarizes the fair value of the consideration given and the fair values assigned to the assets acquired and liabilities assumed for each acquisition. Goodwill arose in these acquisitions because the cost of acquisition included a control premium. In addition, the consideration paid for the combination reflected the benefit of expected revenue growth and future market development. These benefits were not recognized separately from goodwill because they do not meet the recognition criteria for identifiable intangible assets. Except for the goodwill arising in respect of the S&B acquisition, none of the goodwill arising on these acquisitions is expected to be deductible in the computation of income for tax purposes.

(i) C3

On April 30, 2019, the Company acquired 100% of the shares of C3 Cannabinoid Compound Company (“C3”) for total cash consideration of $345,699. C3 is a European based biopharmaceutical company that develops, manufactures and commercializes natural and synthetic cannabinoid based active ingredients. In connection with the acquisition, the Company entered into a five-year cooperation agreement with the former majority shareholder of C3, for which the Company paid $7,804. This amount will be expensed ratably over the contract term.

The Company has finalized the purchase price allocation to the individual assets acquired and liabilities assumed using the acquisition method. The measurement period adjustments include:

		Useful life
Measurement period impact	Adjustments	(years)	Valuation methodology
Acquisition related intangible assets
Distribution channel	$4,058	10	Income approach
Intellectual property	36,520	10	Relief-from-royalty
Licensed brands	10,613	2	Relief-from-royalty
Other adjustments
Inventory step-up	1,814
Deferred income tax liabilities	(11,219)
Net impact to goodwill	$(41,786)

(ii) This Works

On May 21, 2019, the Company acquired 100% of the shares of TWP UK Holdings Limited (“This Works”) and its subsidiary companies, This Works Products Limited, TWP USA Inc. and TWP IP Limited for total cash consideration of $72,665 (GBP 43,296). Based in London, United Kingdom, This Works is a natural skincare and sleep solutions company.

The Company has finalized the purchase price allocation to the individual assets acquired and liabilities assumed using the acquisition method. The measurement period adjustments include:

		Useful life
Measurement period impact	Adjustments	(years)	Valuation methodology
Acquisition related intangible assets
Acquired brands	$19,130	Indefinite	Relief-from-royalty
Distribution channel	12,988	10	Income approach using a multi-period excess earnings method
Intellectual property	16,848	10	Replacement cost
Licensed brands	2,984	5	Income approach using a multi-period excess earnings method
Other adjustments
Inventory step-up	1,755
Deferred income tax liabilities	(7,911)
Net Impact to Goodwill	$(45,794)

(iii) BioSteel

On October 1, 2019, the Company purchased 72% of the outstanding shares of BioSteel, a North America-based producer of sports nutrition products. Initial cash consideration was $50,707 subject to certain adjustments and holdbacks such that $47,924 was advanced on closing. The purchase price was to be further adjusted based on a multiple of BioSteel’s calendar 2019 net revenue. Management has concluded that this purchase price adjustment is nominal.

Through its voting rights, the Company controls BioSteel and therefore, the acquisition was accounted for as a business combination. The noncontrolling interests of $18,733 recognized at acquisition date were recorded at their share of fair value.

Prior to September 30, 2019, the Company had advanced a total of $8,500 to BioSteel under a secured loan agreement. The acquisition resulted in an effective settlement of the loan payable of $8,500 which has been recorded as other consideration. Immediately following the October 1 acquisition, the Company subscribed for additional shares of BioSteel for consideration of $14,000 which was funded through a cash advance of $10,000 and the conversion of $4,000 of the loan payable. After completing this investment, the Company’s ownership interest in BioSteel is 76.7%.

The shares not purchased by the Company will be retained by certain current shareholders and management for a period of up to 5 years (the “Rollover Shareholders”). On the third anniversary of the closing Canopy Growth will have a right to purchase, and the

Rollover Shareholders will have a right to sell one half of the remaining interest held by the Rollover Shareholders to Canopy Growth at a specified valuation based on a multiple of Biosteel’s net revenue. On the fifth anniversary of the closing Canopy Growth will have a right to purchase, and the Rollover Shareholders will have a right to sell the balance of the remaining interest held by the Rollover Shareholders to Canopy Growth at a valuation to be mutually agreed upon by the parties. The call and put options represent redeemable noncontrolling interest (“BioSteel Redeemable NCI”) and is recorded at fair value on initial recognition. The fair value of the BioSteel Redeemable NCI was estimated using an income approach to be $25,000 and $49,500 on the acquisition date and March 31, 2020, respectively. See Note 24 for additional details on how the fair value is calculated.

The Company has finalized the purchase price allocation to the individual assets acquired and liabilities assumed using the acquisition method. The measurement period adjustments include:

		Useful life
Measurement period impact	Adjustments	(years)	Valuation methodology
Acquisition related intangible assets
Acquired brands	$3,600	Indefinite	Relief-from-royalty
Distribution channel	14,700	11	Income approach using a multi-period excess earnings method
Intellectual property	20,900	11	Relief-from-royalty, net of product migration
Other adjustments
Inventory step-up	2,710
Deferred income tax liabilities	(3,817)
Net impact to goodwill	$(38,093)

(iv) BCT and Spectrum UK

BCT is a cannabis research and development organization in the United Kingdom which was formed in fiscal 2018 through a collaboration agreement between CHI and Beckley Research and Innovations Limited. In the fourth quarter of fiscal 2019, the Company and BCT had formed another joint venture – Spectrum Biomedical UK (“Spectrum UK”). The purpose of Spectrum UK was to become the exclusive distributor of cannabis-based medicinal products made by the Company. Since their inception the Company had been accounting for its 42% interest in BCT and its 67% interest in Spectrum UK using the equity method. Though BCT and Spectrum UK are VIE’s, due to the fact that both entities are jointly controlled, Canopy Growth is not the primary beneficiary of either entity and therefore is not required to consolidate either entity.

On October 11, 2019, the Company acquired all its unowned interest in BCT to increase its total ownership of BCT’s issued and outstanding shares to 100%. Following this transaction, the Company will control both BCT and Spectrum UK, and both BCT and Spectrum UK will be accounted for as wholly owned subsidiaries.

Cash consideration for this transaction was $58,336 of which $45,098 was advanced on closing, and $14,427 will be paid on October 1, 2020 and 2021 and has a fair value of $13,238.

Consideration also included 155,565 replacement options. The fair value of the replacement options was determined using a Black-Scholes model and $1,885 of the total fair value has been included as consideration paid to acquire BCT as it related to pre-combination vesting service and $1,987 of the fair value will be recognized as share-based compensation expense rateably over the post-combination vesting period.

The acquisition of the unowned interests is accounted for as business combinations achieved in stages under ASC 805. The Company remeasured its 42% interest in BCT and its 67% interest in Spectrum UK to fair value and recognized a total gain of $39,485 which reflects the difference between the carrying value of $12,457 and the implied fair value $51,942. The fair value was estimated to be the transaction price less an estimated control premium of 5%.

The consideration paid for BCT included $250 cash and 16,430 replacement options that were issued to a member of key management of the Company that was a shareholder and option holder in BCT.

The Company has finalized the purchase price allocation to the individual assets acquired and liabilities assumed using the acquisition method. The measurement period adjustments include:

		Useful life
Measurement period impact	Adjustments	(years)	Valuation methodology
Acquisition related intangible assets
Intellectual property	$5,267	1	Replacement cost
Operating license	1,158	1	Replacement cost
Other adjustments
Deferred income tax liabilities	(874)
Net impact to goodwill	$(5,551)

(b) Acquisitions completed in the year ended March 31, 2019

The following table summarizes the consolidated balance sheet impact at acquisition of the Company’s business combinations that occurred in the year ended March 31, 2019:

	CHI	Hiku	ebbu	POS	S&B
	(i)	(ii)	(iii)	(iv)	(v)	Other	Total
Cash and cash equivalents	$8,369	$4,089	$-	$2,908	$1,056	$(37)	$16,385
Other current assets	177	6,327	138	12,992	8,363	83	28,080
Property, plant and equipment	121	15,846	1,821	9,541	23,609	-	50,938
Investments	8,563	1,204	-	-	-	-	9,767
Intangible assets
Brands	-	17,000	-	-	38,463	-	55,463
Distribution channel	-	-	-	-	3,143	-	3,143
Operating licenses	-	37,300	-	-	-	-	37,300
Intellectual property	20,000	-	51,600	23,300	58,816	-	153,716
Software and domain names	-	103	-	328	276	-	707
Goodwill	137,445	539,331	327,013	93,248	117,175	1,538	1,215,750
Accounts payable and other accrued expenses and liabilities	(954)	(3,691)	-	(4,172)	(4,490)	(16)	(13,323)
Debt and other liabilities	-	(1,954)	(665)	(3,145)	(28,247)	-	(34,011)
Deferred income tax liabilities	(4,806)	(14,598)	(13,731)	(6,042)	(23)	-	(39,200)
Net assets	168,915	600,957	366,176	128,958	218,141	1,568	1,484,715
Noncontrolling interests	-	-	-	-	-	-	-
Net assets acquired	$168,915	$600,957	$366,176	$128,958	$218,141	$1,568	$1,484,715

Consideration paid in cash	$-	$11,994	$16,060	$128,958	$203,786	$-	$360,798
Consideration paid in shares	98,034	543,866	234,052	-	-	1,568	877,520
Gain on fair value of previously held equity interest	62,682	-	-	-	-	-	62,682
Replacement options	8,199	13,537	-	-	-	-	21,736
Replacement warrants	-	30,611	-	-	-	-	30,611
Other consideration	-	949	-	-	-	-	949
Contingent consideration	-	-	116,064	-	14,355	-	130,419
Total consideration	$168,915	$600,957	$366,176	$128,958	$218,141	$1,568	$1,484,715

Consideration paid in cash	$-	$11,994	$16,060	$128,958	$203,786	$-	$360,798
Less: Cash and cash equivalents acquired	(8,369)	(4,089)	-	(2,908)	(1,056)	37	(16,385)
Net cash outflow	$(8,369)	$7,905	$16,060	$126,050	$202,730	$37	$344,413

(i) CHI

CHI is a cannabis research innovator. On August 3, 2018, the Company acquired all its unowned interest in CHI to increase its total ownership to 100% of CHI’s issued and outstanding shares. Immediately preceding the acquisition, CHI amalgamated with its wholly owned subsidiary, Canopy Animal Health (“CAH”), creating one amalgamated corporation which continued as CHI. In addition, the vesting of certain CHI and CAH options was accelerated and certain options were exercised. Following this transaction, the Company will control CHI and CHI will be accounted for as a wholly owned subsidiary. CHI shares and options were exchanged at a ratio of 0.379014 CHI shares to one Canopy Growth share or replacement option, resulting in 2,591,369 common shares, 568,005 replacement options and 485,572 common shares of which 217,859 are subject to certain trading restrictions (“Compensation Shares”) being issued. This consideration included 278,230 shares and 154,208 replacement options that were issued to key management personnel of the Company that were shareholders and option holders in CHI.

The fair value of the shares issued totaled $98,034 which is comprised of $87,717 calculated as the 2,591,369 common shares issued at the Company’s share price on the date of the transaction and $10,317 which reflects the fair value of the Compensation Shares issued, calculated using a Black-Scholes model.

The fair value of the replacement options was determined using a Black-Scholes model and the total fair value has been allocated to the consideration paid for CHI only to the extent that it related to pre-combination services. As a result, $8,199 of the total fair value has been included as consideration paid to acquire CHI as it related to pre-combination vesting service and $11,714 of the fair value will be recognized as share-based compensation expense rateably over the post-combination vesting period (see Note 21 for details on the share-based compensation expense).

Prior to this acquisition, the Company’s 43% participating share was accounted for using the equity method. The acquisition of the 57% interest is accounted for as a business combination achieved in stages under ASC 805. The Company remeasured its 43% interest to fair value and recognized a gain of $62,682 which reflects the difference between the carrying value of $nil and the implied fair value $62,682. The fair value was estimated to be the transaction price less an estimated control premium of 5%.

The Company has finalized the purchase price allocation to the individual assets acquired and liabilities assumed using the acquisition method. The measurement period adjustments made were to recognize the acquired intellectual property (“IP”) intangible asset with a fair value of $20,000 and a deferred income tax liability of $4,806. The fair value of the IP was estimated using a cost-based approach, where a rate of return has been applied to the amount that CHI had invested in research and development up to the date of acquisition. The IP will be amortized over the estimated useful life of 15 years.

(ii) Hiku

On September 5, 2018, the Company purchased 100% of the issued and outstanding shares of Hiku Brands Company Ltd. (“Hiku”). Hiku is federally licensed to cultivate and sell cannabis through its wholly owned subsidiary DOJA Cannabis Ltd. Hiku also operates a network of retail stores selling coffee, clothing and curated accessories, across British Columbia, Alberta and Ontario. Hiku shares, options and warrants were exchanged at a ratio of 0.046 Hiku shares to one Canopy Growth share, replacement option, or warrant.

On the acquisition date Hiku had convertible debentures outstanding with a principal amount of $618 which were convertible into 498,387 Hiku common shares. As a result of the acquisition the conversion feature was adjusted in accordance with the above exchange ratio. The fair value of these debentures on September 5, 2018 was estimated to be $1,570 which was allocated $949 to the conversion feature and $621 to the debt component. On November 5, 2018 in accordance with the terms of the debenture the Company completed the forced conversion of the debenture in exchange for 22,866 shares.

Prior to closing the Company advanced cash of $10,000 to Hiku pursuant to a promissory note. The funds were used to pay the termination fee owed by Hiku in connection with a previously announced transaction.

On closing the Company issued 7,943,123 common shares with a fair value of $543,866, based on the Company’s share price on the date of the transaction, cash consideration of $11,994, 920,452 replacement warrants and 291,629 replacement options. The fair value of the replacement warrants was estimated to be $30,611 using a Black-Scholes model. The replacement options’ fair value totaled $17,693, calculated using a Black-Scholes model, of which $13,537 was included as consideration paid as it related to pre-combination services and the residual $4,156 fair value will be recognized as share-based compensation expense rateably over the post-combination vesting period. Other consideration also included $949 related to the convertible debenture and the effective settlement of the promissory note of $10,000.

The Company has finalized the purchase price allocation to the individual assets acquired and liabilities assumed using the acquisition method. The measurement period adjustments made were to recognize the acquired brand and operating license intangible assets with a fair value of $17,000 and $37,300, respectively, and a deferred income tax liability of $14,598. The fair value of the brand was estimated using a cost-based approach, where a rate of return has been applied to the amount that Hiku had invested in developing their Tokyo Smoke brand up to the date of acquisition. The fair value of the operating license was estimated using a market approach where recent transactions to purchase the same type of license were analyzed and applied to the licenses held by

Hiku at the date of acquisition. Both the brand and operating licenses will not be amortized as the Company has concluded that both intangible assets have an indefinite useful life.

(iii) ebbu

On November 23, 2018 the Company acquired substantially all the assets and intellectual property of ebbu Inc. (“ebbu”), a Colorado-based hemp research operation in exchange for $25,000 cash and 6,221,210 common shares of which $7,462 cash and 899,424 shares were held back for a period of 12 to 18 months in respect of certain representations and warranties of the seller. Up to a further $100,000 will be paid subject to the achievement of certain scientific related milestones within a period of two years of closing. The Company will have the option of satisfying these milestone payments in cash, shares or a combination of cash and shares, subject to the restriction that each payment must be comprised of at least 10% cash but the cash portion cannot exceed 19.9% of the payment. If such payments are satisfied in shares, the number of shares will be calculated based on the volume weighted average price of the shares on the TSX for the 20 trading days immediately prior to the date of achievement of the milestone.

The assets transferred constitute a business and the transaction will be accounted for as a business combination. The consideration for this transaction is estimated to be $366,176. This includes cash and shares transferred on closing with a value of $16,060 and $234,052 respectively and contingent consideration of $116,064. The contingent consideration includes $29,880 which is classified as equity and $86,184 which is classified as a liability. Management has estimated the fair value of the contingent consideration by assessing the probability of releasing the holdback amounts and probability and timing of achieving the milestones. The fair value of the equity classified contingent consideration is determined using a put option pricing model. The fair value of the liability classified contingent consideration is determined by discounting the expected cash outflows to present value. The fair value of acquisition consideration related liabilities at March 31, 2020 is $79,936 (March 31, 2019 is $87,584).

Management has determined that a portion of the consideration transferred is being provided in exchange for services and will be accounted for as compensation expense. The grant date fair value of this compensation has been estimated to be $8,416 which will be expensed rateably over the estimated vesting periods.

The Company has finalized the purchase price allocation to the individual assets acquired and liabilities assumed using the acquisition method. The measurement period adjustments made were to recognize the acquired intellectual property (“IP”) intangible asset with a fair value of $51,600 and a deferred income tax liability of $13,731. The fair value of the IP was estimated using a market-based approach, where a valuation multiple was derived from a review of comparable companies’ investment in IP. This multiple was then applied to ebbu’s investment in research and development up to the date of the acquisition. The IP will be amortized over the estimated useful life of 15 years.

(iv) POS

On November 23, 2018 the Company entered into a debenture financing arrangement with POS Holdings Inc. (“POS”), concurrent with the grant of an option to acquire 100% of the outstanding shares of POS. POS is a bio-processing facility located in Saskatchewan, Canada. POS was determined to be a VIE with Canopy Growth as the primary beneficiary and was therefore consolidated effective November 23, 2018.

On July 1, 2018, the Company had entered into an agreement whereby the Company was granted an option to acquire all the assets of POS in exchange for $6,000. The amount advanced for this option was to be applied against the purchase price of the assets of POS when the option was exercised and had been recorded as a deposit. In addition, the Company had entered into an agreement for processing services to be conducted by POS on behalf of the Company and had made advances of $13,864 under this agreement. Since processing under this agreement had not yet commenced, all the amounts advanced prior to November 23, 2018 had been recorded as a prepaid expense. The deposit and prepaid amounts form part of the consideration transferred. On November 23, 2018, the Company advanced $109,094 pursuant to a convertible debenture for total cash consideration of $128,958 to date.

The Company has finalized the purchase price allocation to the individual assets acquired and liabilities assumed using the acquisition method. The measurement period adjustments made were to recognize the acquired IP intangible asset with a fair value of $23,300 and a deferred income tax liability of $6,042. The fair value of the IP was estimated using an income approach which involved estimating future net cash flows and applying an appropriate discount rate to those future cash flows. The IP will be amortized over the estimated useful life of 15 years.

(v) S&B

On December 6, 2018 the Company acquired Storz & Bickel GmbH & Co., KG (“S&B”), related entities, and IP for $203,786 cash. Based in Tuttlingen, Germany S&B are designers and manufacturers of medically approved vaporizers.

Up to an additional €10,000 will be paid to the former shareholders subject to the achievement of certain market launch milestones. This represents liability classified contingent consideration. Management has estimated the fair value of this consideration to be $14,355 by assessing the probability and timing of achievement of the milestones and discounting the expected cash outflows to present value. Other liabilities assumed include an amount of $21,447 owing to the former shareholders of S&B.

During the year ended March 31, 2020, the Company completed its final assessment of the fair value of the assets acquired and liabilities assumed of Storz & Bickel. The measurement period adjustments resulted in an increase to the fair value of intangible assets of $24,990 and a corresponding decrease to goodwill (see Note 28(a)). On finalization of the purchase price allocation, a charge to amortization expense of $2,030 was recorded in the statement of consolidated operations to reflect the increased fair value of the amortizable intangible assets acquired.

Acquisition of noncontrolling shareholder’s interest in BC Tweed

On October 10, 2017, the Company entered into a definitive joint venture agreement with a large-scale greenhouse operator (the “Partner”) to form a new company, BC Tweed Joint Venture Inc. (“BC Tweed”) (“Original Transaction”). BC Tweed was 66.67% owned by the Company and 33.33% owned by the Partner. As part of the Original Transaction, BC Tweed agreed to lease from the Partner a 1.3 million square feet greenhouse facility located on a 55-acre parcel of land in British Columbia (“Aldergrove Lease”). In December 2017, BC Tweed agreed to lease and develop a second greenhouse of 1.7 million square feet (“Delta Lease”) from the Partner. The greenhouse operation transferred by the Partner met the definition of a business and was accounted for as a business combination. The Company concluded that, based on the shareholders’ agreement and the contractual terms of the offtake agreement, the significant relevant activities are unilaterally controlled by the Company and BC Tweed was consolidated in these financial statements.

The Partner had the option to sell its interest in BC Tweed, in whole or in part, to the Company. This put option was exercisable only on specific dates following the license date – the 4th anniversary of the sales license date, then at the 6th, 8th, 10th and 12th anniversaries. The put option represents redeemable noncontrolling interest (“BC Tweed Redeemable NCI”). On October 10, 2017 the fair value of the BC Tweed Redeemable NCI was estimated to be $36,400 using a discounted cash flow approach by estimating the expected future cash flows and applying a discount rate to arrive at the present value of the put option’s strike price. On March 31, 2018 the BC Tweed Redeemable NCI was estimated to be $56,300 and the increase of $19,900 was recorded in additional paid in capital.

As part of the Original Transaction, BC Tweed entered into call/put option agreements with the Partner to acquire all the limited partnership units of the limited partnerships which hold the greenhouses and related property. BC Tweed has the right to exercise the call options for a term of seven years from the respective license dates of the facilities. Since these options represent options to acquire the limited partnership units, the options were accounted for as derivative financial instruments which were recognized initially and subsequently at fair value through profit or loss. Management had estimated that the fair value of these options is $nil as the exercise price of the options approximates the fair value of the limited partnership units.

On July 5, 2018, the Company acquired the noncontrolling shareholder’s (the “Partner’s”) 33% interest in BC Tweed (the “Subsequent Transaction”) for total consideration of $495,386. Consideration included $1,000 in cash and 13,293,969 shares of the Company of which 5,091,523 shares were released on closing and the remaining 8,202,446 shares were placed in escrow. The shares placed in escrow will be released over a period of up to three years, with the exact timing of release dependent on the occurrence of specified events. As of March 31, 2019, 1,261,915 of the escrowed shares have been released.

The 5,091,523 shares issued on close were recorded at an issue price of $39.70 per share for consideration of $202,133. The fair value of the shares held in escrow was estimated to be $265,253 using a put option pricing model discounted to reflect management’s best estimate of the expected dates of release. On closing of the Subsequent Transaction, the call option held by BC Tweed on the limited partnership units of the limited partnerships which hold the greenhouses and related property was amended to effectively increase the call option price by $27,000. Management has determined that this increase in the call option price represents additional consideration for the Partner’s interest. On closing of the Subsequent Transaction the excess of the consideration paid for the Partner’s 33% interest over the fair value of the BC Tweed Redeemable NCI on the transaction date of $72,600 was recognized as a $422,786 charge to Equity.

Under the Original Transaction, upon various milestones being achieved, the Company had agreed to issue 310,316 common shares over two tranches and a further $2,750 of common shares of the Company in two additional tranches to the Partner. These payments were accounted for as share-based compensation expense and the grant date fair value of $6,731 was being amortized over the estimated vesting period. On closing of the Subsequent Transaction, the Company amended the terms of this share-based compensation arrangement to accelerate the vesting of 155,158 shares, and to cancel the remaining tranches of the compensation arrangement. As a result, the unamortized balance of the grant date fair value of the share-based compensation of $954 was expensed in the year ended March 31, 2019.

On October 24, 2018 the Company amended the terms of the lease agreements for Aldergrove Lease and Delta Lease and the amended leases were classified as finance leases. The Company recognized the assets under finance lease and finance lease liability of $73,000. On March 31, 2019 the Company exercised the call options and acquired the limited partnership units of the limited partnerships that held greenhouse facilities under lease which resulted in the Company derecognizing the asset under finance lease, the finance lease liability and the contingent consideration and recognizing the greenhouse facilities and the ATB financing with a principal amount of $95,000.

(c) Acquisitions completed in the year ended March 31, 2018

The following table summarizes the consolidated balance sheet impact at acquisition of the Company’s business combinations that occurred in the year ended March 31, 2018:

	Tweed
	Grasslands	Tweed JA	Odense
	(i)	(ii)	(iii)	Other	Total
Cash and cash equivalents	$59	$125	$-	$7	$191
Other current assets	22	3,669	173	121	3,985
Property, plant and equipment	1,446	182	3,990	468	6,086
Goodwill	29,736	3,745	-	1,562	35,043
Accounts payable and other accrued expenses and liabilities	(336)	(29)	-	(143)	(508)
Debt and other liabilities	-	-	(297)	-	(297)
Net assets	30,927	7,692	3,866	2,015	44,500
Noncontrolling interests	-	(3,923)	-	(964)	(4,887)
Net assets acquired	$30,927	$3,769	$3,866	$1,051	$39,613

Consideration paid in cash	$450	$100	$3,228	$166	$3,944
Consideration paid in shares	6,381	-	-	1,849	8,230
Future cash consideration	-	3,669	-	-	3,669
Replacement options	1,079	-	-	-	1,079
Replacement warrants	1,303	-	-	-	1,303
Contingent consideration	21,714	-	-	-	21,714
Total consideration	$30,927	$3,769	$3,228	$2,015	$39,939

Consideration paid in cash	$450	$100	$3,228	$166	$3,944
Less: Cash and cash equivalents acquired	(59)	(125)	-	(7)	(191)
Net cash outflow	$391	$(25)	$3,228	$159	$3,753

(i) Tweed Grasslands (formerly rTrees)

On May 1, 2017, the Company purchased 100% of the issued and outstanding shares of rTrees Producers Inc. (“rTrees”), a late-stage ACMPR applicant based in Yorkton, Saskatchewan. On June 30, 2017, rTrees changed its name to Tweed Grasslands Cannabis Inc. (“Tweed Grasslands”).

The consideration for the transaction included 3,494,505 common shares issued to former shareholders of rTrees, of which 2,795,604 common shares were to be held in escrow and will either be released to the former shareholders of rTrees upon the satisfaction of certain specific license achievement, or released to the Company for cancellation. The 698,901 shares released on closing were recorded at $9.13 per share for consideration of $6,381.

The shares being held in escrow were recorded as equity based contingent consideration. The achievement of milestones was assessed probabilities by management which were then discounted to present value in order to derive a fair value of the contingent consideration. In aggregate, the amount of contingent consideration is up to $25,524 with a fair value of $21,714 at the acquisition date. All milestones were achieved in the year ended March 31, 2018 and the shares were released from escrow.

Other consideration included $1,079 of replacement options and $1,303 of replacement warrants. There was also an effective settlement of a note receivable of $450 for total consideration of $30,927.

(ii) Tweed JA

On September 6, 2017, the Company subscribed for 49% of the issued and outstanding shares of Grow House JA Limited (now operating as Tweed JA), for $3,769 payable in cash. Tweed JA is a Jamaican company that received a provisional license to cultivate and sell medical cannabis. As of March 31, 2018, $2,000 of the subscription price had been advanced and the balance of the subscription price was advanced in fiscal year 2019.

Through the shareholder agreement, the Company has rights that allow it to direct the relevant activities of Tweed JA such that the Company has control, and Tweed JA is consolidated in these financial statements. The noncontrolling interest recognized at the acquisition date was recorded at fair value.

(iii) Spectrum Denmark and acquisition of Odense operation

On September 20, 2017, the Company formed Spectrum Cannabis Denmark Aps (“Spectrum Denmark”) for the purpose of producing, cultivating and distributing medical cannabis products in Denmark. Spectrum Denmark will also seek to establish operations in other jurisdictions in Europe where federally lawful and regulated. At inception, the Company owned 62% of the issued shares of Spectrum Denmark and Danish Cannabis ApS (“Danish Cannabis”), an unrelated party, owned the remaining 38% of shares.

Upon achievement of defined milestones, Danish Cannabis has a right to exchange its shares in Spectrum Denmark for a maximum of 1,906,214 common shares of the Company. On issuance, the shares are subject to either a three- or six-month restriction on trading. If after 4 years, the defined milestones are not met then the Company will be entitled to purchase any remaining interest of Danish Cannabis in Spectrum Denmark for up to $6,000. The shares are being provided in exchange for the services that the principals of Danish Cannabis are providing to Spectrum Denmark and are being accounted for as share-based compensation expense. The fair value on the September 30, 2017 grant date of $18,805 was estimated by discounting the quoted price of the shares to reflect the restriction on trading using a put option pricing model. The Company is amortizing the expense over the estimated vesting period.

On December 5, 2017, Spectrum Denmark purchased a 430,000 square foot operating greenhouse facility in Odense, Denmark (“Odense”) from a liquidator for cash consideration of $3,228. This transaction was accounted for as a business combination and generated a bargain purchase gain of $638 which is included in other income (expense), net. The Company completed its final assessment of the accounting for the acquisition of Odense in the year ended March 31, 2018.

Formation of Vert Mirabel

On December 18, 2017, the Company, Canopy Rivers and Les Serres Stephane Bertrand Inc. (“Bertrand”) formed a new company, Les Serres Vert Cannabis Inc. (“Vert Mirabel”). Bertrand was a large-scale greenhouse operator in Mirabel, Quebec. The Company owns 40.7%, Canopy Rivers 26% and Bertrand owns 33.3% of the common shares of Vert Mirabel. Vert Mirabel will lease from Bertrand its 700,000-square foot greenhouse which will be retrofitted for cannabis production. Vert Mirabel has an option to acquire the property for a term of ten years from the date Vert Mirabel receives its sales and cultivation license under ACMPR. The purchase price for acquiring the property is $20 million (this price will increase by 3% per year from the License Date with a minimum purchase price of $23 million if exercised within five years of signing this agreement). Through its direct and indirect voting rights, the Company controls Vert Mirabel and Vert Mirabel is consolidated in these financial statements.

The Company has the option to purchase from Bertrand its interest in Vert Mirabel and Bertrand has the option to sell its interest in Vert Mirabel to the Company in exchange for shares in the Company equal to the fair value of their interest in Vert Mirabel on the date of exercise. The call and put options are exercisable only on specific dates – the 5th and 10th anniversary of receiving the sales license, the 5th anniversary of the date the property is acquired and such earlier date, as the parties may mutually agree. The call and put options represent redeemable noncontrolling interest (“Vert Mirabel Redeemable NCI”) and is recorded at fair value on initial recognition. On the acquisition date the fair value of the Vert Mirabel Redeemable NCI was estimated to be $3,750 using a discounted cash flow approach by estimating the expected future cash flows and applying a discount rate to arrive at the present value of the put option’s strike price. On March 31, 2020, the Vert Mirabel Redeemable NCI was estimated to be $20,250 (March 31, 2019 - $6,400). For further information on valuation techniques and significant unobservable inputs used to estimate the fair value refer to Note 24.

 The Company has agreed to purchase from Vert Mirabel 100% of the cannabis produced under an offtake agreement. The offtake agreement terminates upon acquisition of the property by Vert Mirabel. Upon termination of the offtake agreement, Vert Mirabel will agree to provide the Company with a right of first offer to the cannabis produced by Vert Mirabel.

The Company will issue to Bertrand $2,750 of common stock in four equal tranches upon achievement of various milestones. These payments will be accounted for as share-based compensation expense. The fair value on the grant date of December 18, 2018, of $2,599 was estimated by discounting the value of the shares. The Company is amortizing the expense over the estimated vesting period.

Disposal of consolidated entity

Prior to December 1, 2017, Agripharm was a wholly owned subsidiary of the Company. Agripharm holds the lease and a Health Canada license for a facility at Creemore, Ontario. On December 1, 2017, the Company’s interest in Agripharm was diluted from 100% to 40% under an arrangement whereby Green House Holdings North America Inc. and National Concessions Group Inc. granted exclusive royalty-free licenses in Canada to certain proprietary technology, trademarks, genetics, know-how and other intellectual property to Agripharm in exchange for shares of Agripharm. At the same time, Agripharm entered into an agreement to sublicense these licenses to the Company, as permitted under the arrangement.

Current assets	$2,043
Property, plant and equipment	6,962
Intangible assets	26,282
Goodwill	2,259
Accounts payable, accrued and other liabilities	(2,267)
Deferred income tax liabilities	(5,699)
Net assets disposed	$29,580
Fair value of retained interest	38,400
Gain on disposal of consolidated entity	$8,820

Following this transaction, the Company no longer controls Agripharm and the Company derecognized the assets and liabilities of Agripharm from these consolidated financial statements at their carrying amounts. Goodwill of $2,259 was allocated to Agripharm on the basis of the relative values of Agripharm on the date control was lost and the Company as a whole.

The gain calculated on the derecognition of Agripharm’s assets and liabilities is the difference between the carrying amounts of the derecognized assets and liabilities of Agripharm and the fair value of consideration received, being the fair value of the Company’s retained interest in Agripharm. The fair value of this interest on the transaction date was estimated to be $38,400 which was determined using a discounted cash flow approach. The most significant inputs to the fair value measurement are the discount rate, expectations about future prices and capacity of the facility.

Agripharm was determined to be a VIE but Canopy Growth was not determined to be the primary beneficiary as it is not the primary decision maker. Through its 40% ownership interest, the Company has significant influence over Agripharm and will account for its retained interest in Agripharm using the equity method of accounting. Transaction costs of $311 have been included in the carrying value of the investment. The fair value of the Company’s interest in Agripharm was estimated to be $5,000 at March 31, 2020 using the same valuation techniques and inputs as described above. As a result the Company recognized an impairment charge related to its equity method investment in the amount of $29,164 in the year ended March 31, 2020.

Canopy Rivers has advanced $20,000 to Agripharm under a royalty agreement which is classified and measured at fair value. See Note 24 for additional details on how the fair value of the Company’s investment is calculated on a recurring basis.

29. ACREAGE ARRANGEMENT AND AMENDMENTS TO CBI INVESTOR RIGHTS AGREEMENT AND WARRANTS

Acreage Arrangement

On June 27, 2019 (the “Effective Date”) Canopy Growth and Acreage Holdings, Inc. (“Acreage”) completed a Plan of Arrangement (the “Arrangement”). Pursuant to the terms of the Arrangement, Acreage shareholders and holders of certain securities convertible into Acreage shares as of June 26, 2019, received an immediate aggregate total payment of US$300 million ($395,190) in exchange for granting Canopy Growth both the right and the obligation (the “Acreage financial instrument”) to acquire 100% of the shares of Acreage, at such time as the occurrence or waiver of changes in U.S. federal law to permit the general cultivation, distribution, and possession of marijuana or to remove the regulation of such activities from the federal laws of the United States (the “Acreage Triggering Event”). If the Acreage Triggering Event is not satisfied or waived by December 27, 2026, the Arrangement will terminate.

Following the occurrence, or waiver by Canopy Growth, of the Acreage Triggering Event and the satisfaction or waiver of certain customary closing conditions to the completion of the acquisition, Canopy Growth will issue to the shareholders of Acreage 0.5818 of a common share of Canopy Growth (the “Acreage exchange ratio”) for each issued and outstanding subordinate voting share of Acreage held (following the automatic conversion of other classes of Acreage shares into subordinate voting shares in accordance with the Arrangement). In the event Acreage issues more than 188,235,587 subordinate voting shares on a fully diluted basis, and Canopy Growth has not provided written approval for the issuance of such additional securities, the Acreage exchange ratio shall be the fraction, calculated to six decimal places, determined by the formula of A x B/C where:

•	“A” equals 0.5818,
•	“B” equals 188,235,587, and
•	“C” equals the aggregate number of subordinate voting shares of Acreage on a fully diluted basis at the time of acquisition.

On the Effective Date Canopy Growth also granted Acreage a non-exclusive, non-transferable, royalty-free license and right to use the intellectual property, systems and trademarks in the United States for a period of 90 months. Management has estimated the fair value of this license to be nominal.

On initial recognition, the Acreage financial instrument represented a financial asset and was recorded at its fair value of $395,190 with subsequent changes in fair value recognized in net income (loss). As of March 31, 2020, the Acreage financial instrument represents a financial liability of $250,000, as the estimated fair value of the Acreage business is less than the estimated fair value of the consideration to be provided upon required exercise of the Acreage financial instrument. The fair value determination includes a high degree of subjectivity and judgement, which results in significant estimation uncertainty. See Note 24 for additional details on how the fair value of the Acreage financial instrument is calculated on a recurring basis. From a measurement perspective, Canopy Growth has elected the fair value option under ASC 825.

Amendment to the CBI Investor Rights Agreement and warrants

On November 1, 2018 Canopy Growth issued 104,500,000 common shares from treasury and two tranches of warrants to a subsidiary of CBI in exchange for proceeds of $5,072,500 and entered into an Amended and Restated Investor Rights Agreement. The first tranche warrants (“Tranche A Warrants”) allowed CBI to acquire 88.5 million additional shares of Canopy Growth for a fixed price of $50.40 per share. The second tranche warrants (“Final Warrants”) allowed for the purchase of 51.3 million additional shares at a price equal to the 5-day volume-weighted average price immediately prior to exercise. The Final Warrants could only be exercised if the Tranche A Warrants had been exercised in full. Both the Tranche A Warrants and the Final Warrants expire on November 1, 2021. Canopy Growth accounted for the Tranche A Warrants as equity instruments with a relative fair value of $1,505,351 and the Final Warrants as equity instruments with a nominal value.

On June 27, 2019 CBI and Canopy Growth entered into the Second Amended and Restated Investor Rights Agreement and Consent Agreement. In contemplation of these agreements, Canopy Growth also amended the terms of the Tranche A Warrants and Final Warrants as follows:

•	Extended the term of the Tranche A Warrants to November 1, 2023 and the term of the Final Warrants to November 1, 2026.
•	The Final Warrants were also replaced by two tranches of warrants (the “Tranche B Warrants” and “Tranche C Warrants”) with different terms:
o	Tranche B Warrants allow CBI to acquire 38.5 million shares of Canopy Growth for a fixed price of $76.68 per share.
o	Tranche C Warrants allow CBI to acquire 12.8 million shares of Canopy Growth at a price equal to the 5-day volume-weighted average price immediately prior to exercise.

•

In connection with the Tranche B Warrants and the Tranche C Warrants, Canopy Growth will provide CBI with a share repurchase credit of up to $1.583 billion on the aggregate exercise price of the Tranche B Warrants and Tranche C Warrants in the event that Canopy Growth does not repurchase the lesser of (i) 27,378,866 common shares, and (ii) common shares with a value of $1.583 billion, during the period commencing on June 27, 2019 and ending on the date that is 24 months after the date that CBI exercises all of the Tranche A Warrants.

The modifications to the Tranche A Warrants resulted in them meeting the definition of a derivative instrument under ASC 815 -- Derivatives and Hedging. They continue to be classified in equity as the number of shares and exercise price were both fixed at inception. The extension of the term of the Tranche A Warrants resulted in additional value being attributed to those warrants. On June 27, 2019 the fair value of the Tranche A Warrants was estimated to be $2,554,503 using a Monte Carlo model and assuming a volatility of 66.7%. The Company recorded a deemed dividend of $1,049,152 in shareholders’ deficit related to the difference between the original and modified Tranche A warrants.

The Tranche B Warrants failed the fixed-for-fixed criterion and, as a result, the Tranche B Warrants were classified as derivative instruments measured at fair value in accordance with ASC 815. On June 27, 2019 the fair value of the Tranche B Warrants was estimated to be $1,117,640 using a Monte Carlo model and assuming a volatility of 66.7%. The value of the Tranche B warrants was recorded directly in shareholders’ deficit as a deemed dividend. Any subsequent changes in fair value will be recorded in net income (loss). As at March 31, 2020, the fair value of the warrant derivative liability is $322,491, and a gain of $795,149 has been recorded during the year ended March 31, 2020 in other income (expense), net. The fair value determination includes a high degree of subjectivity and judgement, which results in significant estimation uncertainty. See Note 24 for additional details on how the fair value of the warrant derivative liability is calculated on a recurring basis.

The Tranche C Warrants are also accounted for as derivative liabilities. Therefore, 12.8 million of the Final Warrants were derecognized and 12.8 million Tranche C Warrants were recognized as new derivative liabilities. The fair values of the Final Warrants and Tranche C Warrants both approximate $nil therefore there was no impact to equity. Any subsequent changes in fair value will be recorded in net income (loss).

The share repurchase credit feature is a derivative liability as Canopy Growth has an obligation to repurchase a variable number of its common shares in order to settle the liability in the future within the share repurchase period or has the option to settle the liability in cash. The fair value of this liability is nominal. The initial value of the derivative liability is a deemed dividend recorded directly in shareholders’ deficit. Any subsequent changes in fair value will be recorded in net income (loss).

30.  LEASES

The Company primarily leases office and production facilities, warehouses, production equipment and vehicles. The Company assesses service arrangements to determine if an asset is explicitly or implicitly specified in the agreement and if we have the right to control the use of the identified asset.

The right-of-use asset is initially measured at cost, which is primarily comprised of the initial amount of the lease liability, plus initial direct costs and lease payments at or before the lease commencement date, less any lease incentives received, and is amortized on a straight-line basis over the remaining lease term. All right-of-use assets are reviewed periodically for impairment. The lease liability is initially measured at the present value of lease payments, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the incremental borrowing rate. We elected to recognize expenses for leases with a term of 12 months or less on a straight-line basis over the lease term and not to recognize these short-term leases on the balance sheet. Leases have varying terms with remaining lease terms of up to approximately 30 years. Certain of our lease arrangements provide us with the option to extend or to terminate the lease early.

Lease payments included in the measurement of the lease liability comprise (a) fixed payments, including in-substance fixed payments; (b) variable lease payments that depend on an index or a rate, initially measured using the index or rate as at the commencement date; (c) amounts expected to be payable under a residual value guarantee; and (d) the exercise price under a purchase option that the Company is reasonably certain to exercise, lease payments in an optional renewal period if the Company is reasonably certain to exercise an extension option, and penalties for early termination of a lease unless the Company is reasonably certain not to terminate early.

At inception or reassessment of a contract that contains lease and non-lease components, the Company allocates the consideration in the contract to each lease component on the basis of their relative stand-alone prices.

Balance sheet location

A summary of lease right-of-use assets and liabilities are as follows:

Assets

Property, plant and equipment
Operating lease	$73,435
Finance lease	85,784
$159,219

Liabilities

Current:
Operating lease	$15,050
Finance lease	25,306
Non-current:
Operating lease	68,409
Finance lease	51,638
$160,403

Lease expense

The components of total lease expense are as follows:

Operating lease expense	$10,340
Finance lease expense:
Amortization of right-of-use assets	1,494
Interest on lease liabilities	1,163
$12,997

Lease maturities

As of March 31, 2020, the minimum payments due for lease liabilities for each of the five succeeding fiscal years and thereafter are as follows:

	Operating Leases	Finance Leases
2021	$15,811	$27,681
2022	14,394	5,298
2023	13,266	5,301
2024	11,326	5,313
2025	9,989	5,313
Thereafter	32,319	39,488
Total lease payments	$97,105	$88,394
Less: Interest	13,646	11,450
Total lease liabilities	$83,459	$76,944

As of March 31, 2020, we have additional operating leases that have not yet commenced with immaterial aggregated minimum payments on an undiscounted basis.

As of March 31, 2020, future lease expense for operating leases is expected to be as follows:

2021	$12,828
2022	10,929
2023	9,788
2024	8,212
2025	7,061
Thereafter	24,617
$73,435

Supplemental information

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$18,715
Operating cash flows from finance leases	1,163
Financing cash flows from finance leases	1,425

Right-of-use assets obtained in exchange for new lease liabilities:

Operating leases	$20,734
Finance leases	58,443

Weighted average remaining lease term (in years):

Operating leases	7
Finance leases	4

Weighted average discount rate:

Operating leases	4.50%
Finance leases	4.50%

31. RELATED PARTY

Year ended March 31, 2020

In connection with entry into the Acreage agreement, we entered into several agreements with CBI and its affiliates, including the Second Amended and Restated Investor Rights Agreement, the Consent Agreement and amendments to the Tranche B Warrants. See Note 29 for further information.

Year ended March 31, 2019

On November 16, 2018, the Company acquired two previously leased facilities from a company controlled by a former director of the Company for cash proceeds of $31,281, including $1,454 to repay the loan to the director’s company. The director resigned from the Company’s Board on November 1, 2018 following the previously discussed investment by CBI. The basis for the consideration paid was supported by independent appraisals of the properties. The Toronto facility leases had original expiration dates on October 15, 2018 and August 31, 2024 and the Edmonton facility lease was to expire on July 31, 2037. One of the Toronto facilities and the Edmonton facility were purchased on November 16, 2018. Included in the expenses for the year ended March 31, 2019 for rent and operating costs was $1,259 (for the year ended March 31, 2018 - $2,686).

The Company has entered into cannabis offtake agreements with certain of its equity method investees (Note 11) and entities in which it holds equity or other financial instruments (Note 12). These agreements are in the normal course of operations and will be measured at the exchange amounts agreed to by the parties.

32. COMMITMENTS

The Company has entered into agreements in which it has committed to purchase a minimum amount of inventory, pay a minimum amount of royalty expenses, incur expenditures for property, plant and equipment and procure various other goods or services. The following summarizes the Company’s annual minimum commitments associated with its contractual agreements as of March 31, 2020. This amount excludes the Company’s debt and lease related commitments which are disclosed elsewhere in Notes 17 and 30, respectively in these consolidated financial statements.

2021	$226,683
2022	100,237
2023	61,054
2024	20,188
2025	21,850
Thereafter	55,550
$485,562

33. SEGMENTED INFORMATION

Reportable segments

The Company operates in two segments: 1) Cannabis, Hemp and Other Consumer Products, which encompasses the production, distribution and sale of a diverse range of cannabis, hemp-based, and other consumer products in Canada and internationally pursuant to applicable international and domestic legislation, regulations and permits; and 2) Canopy Rivers, a publicly-traded company in Canada, through which Canopy Growth provides growth capital and strategic support in the global cannabis sector, where federally lawful. Financial information for Canopy Rivers is included in the table below, and in Note 23.

	March 31, 2020	March 31, 2019
Ownership interest	27%	28%
Cash and cash equivalents	$46,724	$104,145
Prepaid expenses and other current assets	11,598	15,490
Investments in associates	50,543	64,606
Other financial assets	146,812	181,572
Other long-term assets	22,058	17,696
Deferred income tax liabilities	-	(6,641)
Other liabilities	(2,771)	(3,458)
Noncontrolling interests	(211,086)	(280,012)
Equity attributable to Canopy Growth	$63,878	$93,398

Entity-wide disclosures

All property, plant and equipment are located in Canada, except for $499,059 which is located outside of Canada as at March 31, 2020 (March 31, 2019 - $350,125).

All revenues were principally generated in Canada during the year ended March 31, 2020, except for $142,606 related to exported medical cannabis and cannabis related merchandise generated outside of Canada (years ended March 31, 2019 and 2018, $27,865 and $3,746, respectively).

For the year ended March 31, 2020, one customer represented more than 10% of the Company’s net revenue (years ended March 31, 2019 and 2018, two and none, respectively).

34.  SUBSEQUENT EVENTS

Exercise of warrants

On May 1, 2020, an indirect, wholly-owned subsidiary of CBI exercised an aggregate of 18,876,901 warrants to purchase common shares of Canopy Growth. The warrants, which were originally issued on November 2, 2017, were exercised at an average price of $12.9783 per common share for an aggregate of approximately $245 million. Upon issuance, the common shares represented approximately 5.1% of the issued and outstanding common shares of Canopy Growth. As a result of the acquisition of new common shares, CBI now indirectly holds, in the aggregate, 142,253,802 common shares, 139,745,453 warrants to purchase common shares and $200 million principal amount of convertible senior notes. Collectively, the common shares increase CBI’s ownership of Canopy Growth to 38.6% of the issued and outstanding common shares. Assuming full exercise of all remaining warrants and full conversion of the notes (but for these purposes excluding any effect from a Canopy Growth exercise of its right to acquire Acreage Holdings, Inc. pursuant to its option under the plan of arrangement previously announced on June 27, 2019) CBI would own approximately 55.8% of the issued and outstanding common shares of Canopy Growth.

35.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

A summary of selected quarterly financial information is as follows:

	QUARTER ENDED
	June 30,	September 30,	December 31,	March 31,
	2019	2019	2019	2020	Full year
Net revenue	$90,482	$76,613	$123,764	$107,913	$398,772
Gross margin	$18,290	$3,643	$38,208	$(91,825)	$(31,684)
Net (loss) income	$(194,051)	$242,650	$(109,634)	$(1,326,405)	$(1,387,440)
Net (loss) income attributable to Canopy Growth Corporation	$(185,869)	$258,918	$(91,354)	$(1,303,021)	$(1,321,326)
Net (loss) income per common share attributable to Canopy Growth Corporation:
Basic (loss) earnings per share	$(0.54)	$0.75	$(0.26)	$(3.72)	$(3.80)
Diluted (loss) earnings per share	$(0.54)	$0.25	$(0.26)	$(3.72)	$(3.80)

	QUARTER ENDED
	June 30,	September 30,	December 31,	March 31,
	2018	2018	2018	2019	Full year
Net revenue	$25,916	$23,327	$83,048	$94,050	$226,341
Gross margin	$7,464	$(19,336)	$19,072	$21,045	$28,245
Net (loss) income	$(93,299)	$(310,428)	$39,194	$(347,492)	$(712,025)
Net (loss) income attributable to Canopy Growth Corporation	$(89,671)	$(317,830)	$50,736	$(379,516)	$(736,281)
Net (loss) income per common share attributable to Canopy Growth Corporation:
Basic (loss) earnings per share	$(0.45)	$(1.43)	$0.17	$(1.10)	$(2.76)
Diluted (loss) earnings per share	$(0.45)	$(1.43)	$(0.44)	$(1.10)	$(2.76)