Form 10-K/A
period 2020-03-31
Canopy Growth Corp
filed 2020-07-29
CIK 1737927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-38496

 Canopy Growth Corporation
(Exact name of registrant as specified in its charter)

Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Hershey Drive Smith Falls, Ontario	K7A 0A8
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (855) 558-9333

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, no par value	CGC	New York Stock Exchange

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $7.980B as of September 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the closing sale price of the common shares on the New York Stock Exchange on that date.

As of May 28, 2020, there were 369,939,400 common shares of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No.1 (this “Amendment”) amends the Annual Report on Form 10-K for the year ended March 31, 2020 of Canopy Growth Corporation (the “Company”), filed with the Securities and Exchange Commission (the “SEC”) on June 1, 2020 (the “Original Form 10-K”).  The purpose of this Amendment is to amend Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K.  Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below.

The reference on the cover page of the Original Form 10-K to the incorporation by reference of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.  We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the SEC on June 1, 2020 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10–K.

i

ii

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth information regarding each director and executive officer of Canopy Growth Corporation (“Canopy”, “we,” “our” or the “Company”), a corporation incorporated under the Canada Business Corporations Act (the “CBCA”) as well as Jim Sabia, a current observer on the Company’s board of directors (the “Board”) and a nominee (a “Nominee”) for election of at the Company’s 2020 Annual General and Special Meeting (the “Meeting”) of the holders (the “Shareholders”) of common shares (“Shares”), which is scheduled to take place on Monday, September 21, 2020 at 10:00 a.m., Toronto time:

Name	Age	Position
Judy Schmeling	60	Chair of the Board, Director, Chair of the Audit Committee
David Klein	56	Board Member, Chief Executive Officer
Robert L. Hanson	57	Director, Member of the Corporate Governance, Compensation & Nominating Committee
William Newlands	61	Director
Jim Sabia	59	Board Observer, Nominee
Theresa Yanofsky	63	Director, Chair of the Corporate Governance, Compensation & Nominating Committee, Member of the Audit Committee
David Lazzarato	64	Director, Member of the Audit Committee and the Corporate Governance, Compensation & Nominating Committee
Mike Lee	47	Executive Vice President and Chief Financial Officer
Rade Kovacevic	34	President & Chief Product Officer
Phil Shaer	46	Chief Legal Officer
Thomas Shipley	31	Chief Science Officer
Thomas Stewart	38	Vice President and Chief Accounting Officer

A brief biography of each person who serves as a director or executive officer of Canopy is set forth below:

Judy A. Schmeling currently serves as the Chair of the Board of Canopy and is also the Chair of the Audit Committee.  Ms. Schmeling also serves on the Board of Directors of Constellation Brands, Inc. (“CBI”) and serves on the Governance and Nominating Committee and is the Chairperson of the Audit Committee of the CBI Board of Directors. Ms. Schmeling serves on the Board of Directors of Casey’s General Stores, a Fortune 500 company that operates more than 2,000 convenience stores in 16 Midwestern states, where she serves on the Audit Committee and is Chairperson of the Nominating and Governance Committee. Ms. Schmeling most recently served as an Executive Officer of HSN, Inc., a publicly held retail and media company. From 2016 to 2017, she held dual roles as President of Cornerstone Brands, Inc. and Chief Operating Officer of HSN, Inc. From 2013 until 2016, Ms. Schmeling held the dual roles of Chief Operating Officer and Chief Financial Officer of HSN, Inc. Ms. Schmeling helped to take the company public in 2008 and served as the Chief Financial Officer until 2016. Prior to that, she held positions of increasing responsibility since joining the company in 1994. Prior to joining HSN, Ms. Schmeling was Managing Director of Tunstall Consulting, Inc., a corporate financial planning firm, from 1986 to 1994. Ms. Schmeling began her career at Deloitte & Touche, an international public accounting firm, where she held various positions of increasing responsibility from 1982 to 1986. A native Floridian, Ms. Schmeling earned her Bachelor of Science in accounting from Florida State University. She was inducted into the FSU College of Business Hall of Fame in September 2018 and was the Commencement Speaker for the Winter 2017 graduates. She recently joined the board of the South Florida Chapter of the National Association of Corporate Directors. She previously served on the Advisory Board for FM Global. Ms. Schmeling has been a chief operating officer of a public company and brings to the Board consumer, retail and digital experience.  She has extensive operations and financial experience including oversight of corporate strategy, supply chain, information technology, finance and accounting and investor relations.

David Klein is the Chief Executive Officer of Canopy. He joined Canopy in January 2020 from CBI where he was Executive Vice President and Chief Financial Officer of CBI where he was responsible for corporate strategy, all aspects of finance and accounting, investor relations, mergers and acquisitions, information technology and Constellation Ventures. Mr. Klein joined CBI in 2004 as Vice President of Business Development. He also held roles as Chief Financial Officer of Constellation Europe; SVP, Treasurer & Controller; and Chief Financial Officer of the Beer Division. Before joining CBI, Mr. Klein held the Chief Financial Officer role at Montana Mills, where he led the transformation from private to public company and the subsequent sale of Montana Mills to Krispy Kreme. Mr. Klein also held the Chief Financial Officer role at NetSetGo, an internet and network services startup that won several business and technical awards. Prior to these entrepreneurial positions, Mr. Klein served as the Director of Mergers & Acquisitions at Xerox Corporation and as Director of Finance & Accounting for Harris Corporation. Mr. Klein brings to the Board a wealth of experience in, among other things, finance, corporate strategy, mergers and acquisitions, international business and the retail and consumer products industries.

Robert L. Hanson is the Executive Vice President and President of the Wine + Spirits Division of CBI. Mr. Hanson oversees global sales, marketing and operations functions for the Wine + Spirits Division across the U.S., New Zealand and emerging markets. Mr. Hanson previously served as a member of CBI’s Board of Directors from 2013 to 2019 prior to his appointment as President of the Wine & Spirits division. Before joining CBI, Mr. Hanson served as Chief Executive Officer of John Hardy Global Limited, a luxury jewelry brand, from 2014 to 2019, where he helped evolve the company’s strategy by strengthening its presence in the U.S. market, developing a line of distinctive artisan-crafted luxury products that resonate with today’s high-end jewelry customers, and launching differentiated marketing campaigns and influencer programs that helped extend the brand’s reach and foster meaningful connections with new customers. Mr. Hanson has held several senior management roles throughout his career at leading consumer packaged goods (“CPG”) companies, including serving as Chief Executive Officer at American Eagle Outfitters, a leading global specialty retailer of clothing, accessories and personal care products, and Global Brand President at Levi Strauss & Co.  Mr. Hanson brings to the Board extensive management and international retail experience as well as significant corporate governance and public company board experience.

Mike Lee joined Canopy in February 2019 and became CFO in June of 2019. As CFO, Mr. Lee is responsible for finance, audit, technology, corporate development, and investor relations.  Prior to joining Canopy, Mr. Lee held previous roles with companies such as E&J Gallo Winery and PepsiCo where he served in a variety of commercially oriented finance roles supporting commercial/operating teams to deliver on its strategic imperatives. Mr. Lee held various positions at CBI from August 2013 until February 2019, most recently serving as CFO of the Wine & Spirits division and head of business transformation. Since joining Canopy, Mr. Lee has helped to build enhanced capabilities across his organization, helping to improve financial reporting and analysis, accelerating the accounting close, improving the Company’s control environment, while also leading a conversion to US GAAP reporting and the Company’s first year of compliance with the Sarbanes-Oxley Act.  Mr. Lee serves as a board member of Canopy Rivers (as defined below), a publicly traded venture capital firm. Mr. Lee holds a bachelor’s degree in Accounting from California State University and an MBA from the University of Michigan graduating with honors from both universities. Mr. Lee is a Certified Public Accountant in the state of California.

David Lazzarato serves as a member of Canopy’s Board and is also a member of the CGCN Committee and the Audit Committee. Mr. Lazzarato’s career includes senior executive positions, including serving as Chief Financial Officer of Alliance Atlantis Communications, Inc., Executive Vice President and Chief Financial Officer of Allstream Inc. (formerly AT&T Canada Inc.), Chief Corporate Officer of MTS Allstream Inc., Senior Vice President of Finance of Bell Canada and CAE, and Chief Executive Officer of Craig Wireless Systems. He also has extensive board of director experience and currently serves on the board of directors of Flutter Entertainment Plc (a FTSE 100 company) and is a member of their Audit and Risk Committees. Mr. Lazzarato holds a bachelor of commerce degree, is a Chartered Professional Accountant, having received the FCPA designation from CPA Ontario, and received his ICD.D certification from the Institute of Corporate Directors. Mr. Lazzarato brings to the Board a demonstrated commercial and financial acumen to assist businesses going through pivotal inflection points.

William Newlands is the President and Chief Executive Officer of CBI. Mr. Newlands is responsible for providing strategic leadership and working with the Board of Directors of CBI to establish long-range goals, strategies, plans and policies. He leads the executive management committee and is a member of the Board of Directors of CBI. Mr. Newlands joined CBI in 2015 as Chief Growth Officer. In 2016, his role expanded to include leadership of the Wine + Spirits Division. In 2017 he became CBI’s Chief Operating Officer and in 2018 his role expanded to include President. Mr. Newlands became Chief Executive Officer of CBI in March 2019. Mr. Newlands previously served as President, North America at Beam, Inc. Under his leadership, Beam became one of the fastest-growing companies in its category. Previous appointments include President, Beam Spirits U.S. (2008-2010); President, Beam Wine Estates (2005-2007); President and of Chief Executive Officer, Allied Domecq Wines USA (2002-2005); Chief Executive Officer and director, wine.com (1999-2001); Managing Director, U.S. and Global Marketing Officer, LVMH Chandon Estates (1996 – 1999). Mr. Newlands has served as a director and member of the Audit Committee of Hormel Foods Corporation (NYSE: HRL), a global branded food company, since November 2018. Mr. Newlands brings to the Board operational leadership experience gained through holding a variety of senior management roles within the beverage alcohol industry. He also contributes insights about consumer product marketing and international business.

Jim Sabia currently serves on the Board in an observer capacity. Since 2009, Mr. Sabia has served as Executive Vice President and Chief Marketing Officer at CBI, where he is responsible for leading the marketing strategy across CBI’s diversified beverage alcohol portfolio, and also serves as a member of the executive management committee of CBI. Mr. Sabia previously served as Vice President of Marketing + Media at Molson Coors Brewing Company. Mr. Sabia brings significant retail, marketing and management experience to the Board.

Theresa Yanofsky currently serves as chair of the CGCN Committee as well as a member of the Audit Committee.  Ms. Yanofsky has extensive experience working with big-name retailers and is respected for her strategic leadership and disciplined approach to driving revenue. She most recently served as the Senior Vice-President, General Manager of Sephora Canada from October 2015 to March 2020.  Prior to joining Sephora, Ms. Yanofsky worked at L Brands where she was the country manager for Bath & Body Works Canada. Since August 2019, Ms. Yanofsky has served as a member of the board of directors of Reitmans (Canada) Limited (“Reitmans”), a Canadian based retailer listed on the Toronto Stock Exchange (the “TSX”). On May 19, 2020, Reitman’s filed a petition with the Québec Superior Court for the issuance of, and was granted on the same day, an initial order (“Initial Order”) seeking the protection and the remedies offered by the Companies’ Creditors Arrangement Act, R.S.C. 1985, c. C 36 (the “CCAA”). On May 29, 2020, an amended and restated initial order was issued by the Québec Superior Court under the CCAA granting Reitman’s an extension to the period outlined in the Initial Order for an additional 60-day period. She brings to the Board over 30 years of experience working with rapidly growing big-name global retailers as well as significant senior management and public company board and corporate governance experience.

Rade Kovacevic serves as President & Chief Product Officer of Canopy. Mr. Kovacevic has a history of being able to bring key stakeholders together on marijuana policy, as a Co-Founder and former President of the Canadian Association of Medical Cannabis Dispensaries (now the Association of Canadian Cannabis Retailers) and a Co-Founder and former Advocacy Committee Chair of the Canadian Medical Cannabis Industry Association (now the Cannabis Council of Canada). Mr. Kovacevic has long been active in his local business community with the Guelph Young Professionals Network, Guelph Chamber of Commerce, Toronto Board of Trade, Ontario Chamber of Commerce, and Ontario Economic Summit having worked to develop policy to ensure Canada continues to be a supportive environment for both business and its citizens. Mr. Kovacevic focused on Management Economics and Industry Finance while completing his Bachelor of Arts degree at the University of Guelph. Prior to his role with Canopy, Mr. Kovacevic was the Vice President of Business Development with MedCannAccess from March 2013 until September 2015 prior to its acquisition by Tweed Inc. in October 2015 and the Head of Business Development and Customer Experience for Tweed Inc. from July 2015 until August 2016. Since August 2016, Mr. Kovacevic has filled increasingly senior positions with Canopy, most recently as President since July 2019 and President & Chief Product Officer since June 2020.

Phil Shaer serves as Chief Legal Officer of Canopy, where he is responsible for Canopy’s reporting obligations as a publicly traded TSX and New York Stock Exchange (“NYSE”) listed company as well as all the Company’s other legal needs. Mr. Shaer joined Canopy in March 2016 after almost a decade as General Counsel at Conversant Intellectual Property Management Inc. (formerly MOSAID Technologies Inc.), where he implemented key changes to its equity and shareholder rights plans, and to its corporate governance practices. While there, he was also the lead in-house attorney during one of Canada’s first proxy battles, led by a U.S hedge fund, in which an alternative slate of directors was proposed, as well as during a hostile bid, which resulted in the company going private. Prior to that he worked at McCarthy Tétrault LLP. Mr. Shaer obtained his Bachelor of Laws (LLB) from the University of Windsor in 2000, and holds a Bachelor of Arts in English Literature (with a minor in French) from Université Laval. Mr. Shaer received the Ottawa Business Journal’s Top 40 under 40 Award in 2008, was a finalist in Lexpert®’s Rising Stars—Leading Lawyers Under 40 in 2011 and received the Canadian General Counsel Award in the Osler Purdy Crawford Deal Making category in 2019.

Thomas Shipley has served as Canopy’s Chief Science Officer and Senior Vice President of Quality Assurance since September 2018. He previously served as the Director of Quality Assurance at Canopy from 2013 to 2016. Mr. Shipley studied Biopharmaceutical Sciences specializing in Genomics at the University of Ottawa. His toxicology research, while at Health Canada, focused on the effects that common materials in our environment such as printer toner, paint, sunblock, tobacco smoke and road-side dust have on DNA mutations. Upon completion of the research, he transferred to the Center for Vaccine Evaluation of Health Canada. There he reviewed vaccine production practices and performed testing on a variety of vaccines including influenza, hepatitis, yellow fever and rotavirus. He also contributed to the development of new testing methods of vaccines to replace traditional animal testing methods. Tom’s scientific knowledge and experience in toxicology, biopharmaceuticals, and drug regulations all contribute to his effectiveness as Senior Vice President of Quality Assurance.

Thomas Stewart serves as Canopy’s Vice President & Chief Accounting Officer, where he is responsible for Canopy’s external reporting, technical accounting, and financial close processes.  Prior to joining Canopy in April 2019, Mr. Stewart spent over 10 years at CBI, where he held a variety of roles within the finance organization, most recently serving as Senior Director, Global Accounting June 2018 to April 2019.  Mr. Stewart started his career at PricewaterhouseCoopers in Rochester, NY and obtained his Bachelor of Science in Accounting from the State University of New York at Geneseo.  Mr. Stewart is a Certified Public Accountant in the state of New York and brings a wealth of U.S. GAAP experience to the organization.

Investor Rights Agreement

The Company entered into the second amended and restated investor rights agreement (the “Investor Rights Agreement”) dated April 18, 2019 with CBG Holdings LLC (“CBG”) and Greenstar Canada Investment Limited Partnership (“Greenstar” and together with CBG, the “CBG Group”), each of which is a wholly-owned subsidiary of CBI. A copy of the Investor Rights Agreement has been filed as Exhibit 10.9 to the Original Form 10-K and can be found on the SEC’s website at www.sec.gov and under the Company’s profile on SEDAR at www.sedar.com. Pursuant to the Investor Rights Agreement, CBI and its affiliates (together, the “CBI Group”) are entitled to designate four nominees for election or appointment to the Board for so long as the CBI Group holds the Target Number of Shares (as such term is defined in the Investor Rights Agreement”). The CBG Group nominees for election at the meeting are Messrs. William Newlands, Jim Sabia, Robert Hanson and Ms. Judy Schmeling.

Audit Committee

The Company has a separately designated standing Audit Committee established in accordance with the rules of the NYSE (the “NYSE Rules”). The Audit Committee is currently comprised of three directors: Judy Schmeling (Chair), Theresa Yanofsky and David Lazzarato, all of whom are considered to be “independent” within the meaning of such term under applicable NYSE Rules for Audit Committees and Section 1.4 of National Instrument 52-110 – Audit Committees (“NI 52-110”). The members of the Audit Committee are appointed by the Board, and each member of the Audit Committee serves at the pleasure of the Board until the member resigns, is removed or ceases to be a member of the Board.

The Board has determined that Judy Schmeling, the Chair of the Audit Committee, qualifies as an “audit committee financial expert” for purposes of the SEC’s rules. The SEC has indicated that the designation of Ms. Schmeling as an audit committee financial expert does not make her an “expert” for any purpose, impose any duties, obligations or liabilities on her that are greater than those imposed on other members of the Audit Committee and the Board who do not carry this designation or affect the duties, obligations or liabilities of any other member of the Audit Committee or the Board.

Code of Business Conduct and Ethics

The Board is responsible for promoting an ethical business culture and fostering an environment that places an emphasis on compliance. The Board monitors compliance, including through receipt by the Audit Committee, of reports of unethical behavior.

The Board has adopted a Code of Business Conduct and Ethics (the “Code”) for directors, officers (including our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Accounting Officer), employees and applicable third parties conducting work for or on behalf of the Company. The Code may be accessed on the Company’s website at https://www.canopygrowth.com/code-of-business-conduct-and-ethics/. The Code clearly defines how individuals working for or on behalf of the Company are expected to conduct themselves while representing the Company. Significant efforts are made to ensure all employees fully understand their responsibilities under the Code through training, leadership communications, certification requirements and awareness initiatives.

Directors, officers, employees and consultants are expected to report situations of non-compliance with respect to breaches of law, regulation or company policy, including the Code, or other concerns related to ethics and business conduct of which they become aware to the Chair of the Board, Chief Executive Officer, Corporate Secretary or outside legal counsel. If any person chooses to remain anonymous, every effort is made by the Company to respect such a request. No individual may be punished for asking about possible breaches or who reports a violation in good faith, regardless of the accuracy of such a report. Furthermore, any allegation of reprisal is fully investigated by the Company.  Canopy will disclose on its website any amendment to the Code, as well as any waivers of the Code, that are required to be disclosed by the rules of the SEC or the NYSE.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

Introduction

The following discussion and analysis of compensation arrangements of our NEOs (as defined below) should be read together with the compensation tables and related disclosures set forth below. This discussion contains forward-looking statements that are based on our current considerations, expectations, and determinations regarding future compensation programs. The actual amount and form of compensation and the compensation programs that we adopt may differ materially from current or planned programs as summarized in this discussion.

Throughout this Compensation Discussion and Analysis (“CD&A”), we describe our executive compensation philosophy, program and decisions made in the financial year ended March 31, 2020 (“Fiscal 2020”) for our named executive officers, as such term is defined by the SEC and National Instrument 51-102 – Continuous Disclosure Obligations (“NEOs”). For a complete understanding of the executive compensation program, this disclosure should be read in conjunction with the Summary Compensation Table and other executive compensation-related disclosure included in this Amendment.

For Fiscal 2020, the Company’s NEOs included the CEO, the Executive Vice-President and Chief Financial Officer (“CFO”), the former co-CEO, the other former co-CEO, the former CFO and the Company’s next three most highly compensated executive officers, namely the President & Chief Product Officer, the Chief Legal Officer, and the Vice President, Chief Accounting Officer.

The following individuals are the NEOs for Fiscal 2020:

Name	Title
David Klein	Chief Executive Officer
Mike Lee	Executive Vice President & Chief Financial Officer
Rade Kovacevic	President & Chief Product Officer
Phil Shaer	Chief Legal Officer
Thomas Stewart	Vice President, Chief Accounting Officer
Bruce Linton	Former Co-Chief Executive Officer and Chairman(1)
Mark Zekulin	Former Chief Executive Officer(2)
Tim Saunders	Former Executive Vice President & Chief Financial Officer(3)

Notes:
(1)	Mr. Linton was terminated as co-CEO on July 2, 2019.
(2)
Mr. Zekulin served as President from August 4, 2016 to July 2, 2019. He was appointed co-CEO as of June 27, 2018 and was the sole CEO from July 2, 2019 until his resignation as CEO on December 21, 2019. Mr. Zekulin continued to act as a strategic advisor to the CEO until June 30, 2020.

(3)	Mr. Saunders retired from his position as CFO effective as of June 1, 2019 but continued to act as a strategic advisor to the Company until November 15, 2019.

Fiscal 2020 Performance Highlights

In Fiscal 2020, the Company saw significant achievements through a year replete with transitions and challenges. Highlights of Fiscal 2020 include:

•	Achievement of C$399 million (or approximately US$300 million) of net revenue, a 76% increase compared to the prior year;
•	Successful completion of a leadership transition with the hiring of a new Chief Executive Officer and Chief Financial Officer, both with significant CPG industry experience;
•	Launch of new products globally, focusing on CBD, vapes and beverages;
•	Initiation of a review of global market and operational footprint, which resulted in the optimization of production operations in Canada and prioritization of Canada, US and German markets;
•
Achievement of Shareholder support for plan of arrangement that will see the Company acquire Acreage upon federal permissibility of cannabis in the United States, subject to the satisfaction or waiver of various closing conditions, with an amended arrangement announced in June 2020 which remains subject to the satisfaction of various conditions, including the approval of the shareholders of Acreage;

•	Expanded our ability to serve the growing medical cannabis market in Germany with the acquisition C3, Europe’s largest cannabinoid-based pharmaceuticals company;
•
Acquisition of UK-based skincare company, This Works Products Limited, and a majority interest in sports nutrition company, Biosteel Sports Nutrition Inc., to provide platforms for entering the market for CBD-based health & wellness products in Canada, the United States and Europe;

•
Prepared to launch e-commerce site www.shopcanopy.com, which offers approximately 20 of the Company’s CBD products, ranging from hydration drink mixes to skin creams, to consumers in select US states; and

•	Prepared to launch partnership with Martha Stewart for the development of a range of CBD products that are expected to launch over the coming months.

Key Compensation Decisions Made in Fiscal 2020

During Fiscal 2020, we initiated a comprehensive review of our compensation philosophy and policies, including our objectives in determining both short-term and long-term incentives. This review of the Company’s total compensation was designed to vary the constituent elements of Company compensation through the use of various Share-based awards and short-term incentives Company-wide and to apply specific compensation mixes to defined salary bands within the Company. Through the reduction of the reliance on stock options (“Options”) and the refinement of the Company’s salaries, short-term incentives and Share-based long-term incentives, this strategic redirection of compensation has created a model for sustained growth, retention of talent and appropriate alignment of incentives throughout the Company. As a result of this review, we adopted a new compensation policy, including updated compensation peer groups and benchmarking that reflect our business priorities, opportunities and challenges as a Canadian-based global company. Our new policy will support our need to hire executives from both Canada and the United States, as well as internationally. For our CEO, CFO and President & Chief Product Officer, we also suspended our previous policy with respect to the granting of Options in early Fiscal 2020, replacing this policy with a new long-term incentive approach for senior executives, that includes the adoption of performance share units (“PSUs”), which, in addition to having time-based vesting conditions, require the achievement of specified performance conditions in order to vest, as well as restricted share units (“RSUs”) which are time-vesting only and do not require the achievement of specified performance conditions in order to vest.

Further, in Fiscal 2020, we engaged our new CEO and CFO, recognizing the opportunity that this change in leadership presented by allowing the Company to install seasoned senior leadership with broad and varied experience in multiple jurisdictions. As the Company moves from its early stages towards greater maturity with a defined strategy and goals, the attraction and retention of senior leaders to bring the Company through this new stage of development is critical. The selection and compensation of our new CEO and CFO, as well as the role and compensation review for our President & Chief Product Officer, reflect the Company’s commitment to executing on its new defined strategy.

Reflecting both our Fiscal 2020 financial results, and the review of our compensation policy, we made the following decisions for Fiscal 2020 and changes for Fiscal 2021 and thereafter:

Short-term Incentive Decisions

For Fiscal 2020, the Company granted annual bonuses to the NEOs in accordance with its obligations under employment agreements or on a discretionary basis, as applicable, for each NEO. For the new CEO, the annual bonus was paid in accordance with the Klein Agreement as a pro-rated amount of 125% of his base salary based on the number of days worked between Mr. Klein’s start date of January 14, 2020 and March 31, 2020. For the other NEOs, the Company had to contend with a number of transitional elements in Fiscal 2020 in determining annual bonuses, including the change in leadership which saw the departure of the co-CEOs and CFO through the beginning of Fiscal 2020 and a shift in corporate strategy which necessitated a reorientation and rationalization of the Company’s operations. This was in addition to challenges in the cannabis industry itself, including the slower than anticipated rollout of retail stores by the provincial government in Ontario. In view of the foregoing, the determination of bonuses in Fiscal 2020 was made by the Board on a discretionary basis. While the Board recognized that the Company continued to incur financial losses, the work of the NEOs in effecting the Company’s revised strategy and implementing a structure which is designed to reduce those financial losses and reorient the Company on a path towards sustained success underlay the rationale for the discretionary awards.

In Q4 of Fiscal 2020, and as part of the comprehensive review of compensation policies, the Board adopted a new program with respect to short-term incentives for the Company’s executive leadership team, including the NEOs, for Fiscal 2021. The new program measures performance against key financial and strategic objectives while maintaining an ongoing view and potential revisions based on the impacts of COVID-19, the impacts of which are reviewed quarterly. The program further provides for non-financial performance metrics related to the achievement of defined leadership objectives.

Long-term Incentive Review

As part of our comprehensive review of compensation policies, the Board initiated a review of the Company’s Amended and Restated Omnibus Incentive Plan (the “Omnibus Incentive Plan”) to reduce the utilization of Options with the goal of reducing the Company’s reliance on Options as the primary form of long-term incentive and varying the constituent of elements of the Company’s total compensation package to provide a mix of Share-based awards. Going forward, 50% of the NEOs long-term incentive grant will be comprised of Share units composed of a mix of RSUs and PSUs, noting that in Fiscal 2021 no performance conditions were imposed on Share unit awards granted in March 2020 due to the difficulty in establishing reasonable performance metrics due to the impacts of the COVID-19 outbreak.

Executive Appointments and Departures

Fiscal 2020 saw a reorganization of our executive team which included:

•	On June 1, 2019, Mike Lee was appointed as CFO.
•	On July 2, 2019, Rade Kovacevic was appointed President.
•	On July 2, 2019, Bruce Linton was terminated as co-CEO and resigned as a director and Chair of the Board.
•
On July 2, 2019, Mark Zekulin, who had been serving as co-CEO, was appointed as interim CEO and the Board initiated a search process for a new permanent CEO. Mr. Zekulin resigned as CEO effective as of December 21, 2019.

•	On January 14, 2020, David Klein, who had been serving as a director of the Company and Chair of the Board since Mr. Linton’s departure, was appointed as CEO.

Compensation paid to David Klein, Mike Lee and Rade Kovacevic

The Company entered into new employment agreements with Messrs. Klein, Lee and Kovacevic at the end of Fiscal 2020. In addition to setting annual base compensation at market rates relative to the Company’s peers for Fiscal 2021, one-time, performance-based Option grants were provided to Messrs. Klein and Kovacevic. For further details, see “Compensation Tables and Related Information—Employment Agreements” below.

Compensation paid to Bruce Linton, Mark Zekulin and Tim Saunders on Departure

For a discussion of the agreements with Messrs. Linton, Zekulin and Saunders upon their termination and/or resignation from the Company, as applicable, see “—Compensation Tables and Related Information—Employment Agreements” below.

Objectives and General Principles of the Compensation Program

Each NEO receives a base salary, which is paid in recognition for discharging job responsibilities and reflects the executive’s performance over time, as well as that individual’s particular experience and qualifications. An executive’s base salary is reviewed by the CGCN Committee on an annual basis and may be adjusted to take into account performance contributions for the year and to reflect performance contributions over a number of years.

The Company’s compensation philosophy is based on attracting, retaining and motivating employees with incentives aligned with corporate strategic objectives and the interests of Shareholders, all while effectively managing risk and broader stakeholder considerations. The Company believes that an effective compensation program founded on these principles is a key element to building long-term Shareholder value.

Attracting, Retaining and Motivating Talent – targets are set to ensure that they remain relevant to the markets in which the Company competes for talent both inside and outside the Company’s industry. The approach is intended to be flexible, and reflect the high growth, but maturing nature of the business, and its geographic profile

Alignment of Incentives with Corporate Strategies – Awards are generally expected to be linked to the Company’s short-term and long-term strategic objectives and “pay for performance” programs are generally expected to align with this philosophy.

Alignment with Shareholders’ Interests – given the “at risk” component of total compensation, weighted towards equity-based compensation, executives are generally rewarded for contributing to a higher return on Shareholders’ investment and their reward levels are negatively affected by a lower return on Shareholders’ investment. The use of equity-based compensation is intended to encourage executives to behave like and become material owners of the Company.

Effective Risk Management – compensation structure must encourage the Company’s management to take responsible risks and to manage those risks appropriately, as seen by all stakeholders.

Peer Groups and Compensation Benchmarking

During Fiscal 2020, the CGCN Committee, working with its independent executive compensation consultant, Hugessen Consulting Inc. (“Hugessen”), used two distinct groups of publicly traded peers in Fiscal 2020 to inform the setting of total direct compensation levels for select NEOs, including the CEO, CFO and President & Chief Product Officer. The primary group comprised similar-sized Canadian consumer-focused industry comparators, while a secondary group comprised similar-sized US consumer packaged goods and pharmaceutical comparators. These groups identified organizations that the Company would potentially compete with for talent.

1)	Canadian Consumer-Focused Group: similar-sized Canadian issuers in the consumer discretionary, consumer staples or pharmaceuticals industries
o	This is group is intended to represent a baseline of Canadian companies, with primary operations and leadership teams based in Canada
o	The lack of a sufficient number of size-appropriate cannabis companies in Canada required broadening the industry scope to consumer-focused sectors
o	Recognizing the breadth of the industries reviewed, market capitalization was used as the primary screening criteria to reflect the size and complexity of the Company’s operations
o	The criteria used to select the primary Canadian peer group included:
◾	Publicly traded company on the TSX
◾	Market capitalization between approx. 1/3 and 3 times that of the Company at the time of the review (with the Company positioned at or near median), and
◾	Operating within the consumer discretionary, consumer staples or pharmaceuticals industries
o	The primary peers selected for benchmarking executive compensation are:

Company Name	Industry	Market Cap ($MM)	Total Enterprise Value ($MM)	Total Assets ($MM)	Last Twelve Months Revenue ($MM)
Dollarama Inc.	General Merchandise Stores	$16,191	$19,461	$3,360	$3,698
Saputo Inc.	Packaged Foods and Meats	$15,576	$20,343	$10,050	$13,903
Metro Inc.	Food Retail	$14,106	$16,516	$10,847	$16,645
Empire Company Limited	Food Retail	$10,144	$11,691	$9,326	$25,525
Gildan Activewear Inc.	Apparel, Accessories and Luxury Goods	$9,808	$11,118	$4,095	$3,823
Canadian Tire Corporation, Limited	General Merchandise Stores	$8,589	$19,151	$17,287	$13,268
Aurora Cannabis Inc.	Pharmaceuticals	$7,589	$7,699	$4,876	$248
The Stars Group Inc.[1]	Casinos and Gaming	$5,665	$12,018	$15,372	$3,195
Canada Goose Holdings Inc.	Apparel, Accessories and Luxury Goods	$5,307	$5,798	$750	$857
Spin Master Corp.	Leisure Products	$4,167	$4,177	$1,363	$2,085
BRP Inc.	Leisure Products	$3,619	$4,980	$3,077	$5,693
Summary Statistics
P75		$12,125	$17,833	$10,449	$13,585
P50		$8,589	$11,691	$4,876	$3,823
P25		$5,486	$6,749	$3,218	$2,640
Average		$9,160	$12,087	$7,309	$8,085
Canopy Growth Corporation	Pharmaceuticals	$11,187	$9,217	$8,640	$291
Percent Rank		73%	34%	58%	1%

All Figures in CAD as of 28/08/2019
1Stars group was acquired by Flutter Entertainment in May 2020 and is no longer publicly traded.

2)	US Consumer Packaged Goods and Pharmaceutical Group: similar-sized US issuers in the consumer-packaged goods and pharmaceuticals industries.
o	More relevant for the most senior hires (e.g. CEO, CFO) which require a broader and deeper experience base and multi-geographical exposure
o	Recognizing the breadth of the industries reviewed, market capitalization was used as the primary screening criteria to reflect the size and complexity of the Company’s operations
o	The criteria used to select the secondary peer group included:
◾	Publicly traded company on a major US stock exchange
◾	Market capitalization between approx. 1/3 and 3 times that of the Company at the time of the review (with the Company positioned at or near median), and
◾	Operating within consumer-packaged goods or pharmaceuticals industries
o	The secondary peers selected for benchmarking executive compensation are (dollars in table are Canadian dollars):

Company Name	Industry	Market Cap ($MM)	Total Enterprise Value ($MM)	Total Assets ($MM)	Last Twelve Months Revenue ($MM)
Campbell Soup Company	Packaged Foods and Meats	$16,800	$28,879	$18,593	$10,696
The J. M. Smucker Company	Packaged Foods and Meats	$15,822	$23,792	$22,253	$10,139
Molson Coors Beverage Company	Brewers	$14,743	$27,460	$41,086	$13,871
Lamb Weston Holdings, Inc.	Packaged Foods and Meats	$13,316	$16,392	$4,036	$5,096
Catalent, Inc.	Pharmaceuticals	$10,130	$14,411	$6,061	$3,294
Bunge Limited	Agricultural Products	$9,867	$20,349	$26,506	$56,233
Jazz Pharmaceuticals plc	Pharmaceuticals	$9,520	$10,696	$7,100	$2,601
Post Holdings, Inc.	Packaged Foods and Meats	$9,431	$17,808	$15,399	$7,676
Perrigo Company plc	Pharmaceuticals	$8,453	$11,862	$14,987	$6,085
The Boston Beer Company, Inc.	Brewers	$6,975	$7,080	$872	$1,442
Horizon Therapeutics Public Limited Company	Pharmaceuticals	$6,833	$7,548	$5,379	$1,677
Ingredion Incorporated	Agricultural Products	$6,626	$9,178	$7,816	$8,233
Herbalife Nutrition Ltd.	Personal Products	$6,318	$8,190	$3,807	$6,333
Summary Statistics
P75		$13,316	$20,349	$18,593	$10,139
P50		$9,520	$14,411	$7,816	$6,333
P25		$6,975	$9,178	$5,379	$3,294
Average		$10,372	$15,665	$13,377	$10,260
Canopy Growth Corporation	Pharmaceuticals	$11,187	$9,217	$8,640	$291
Percent Rank		69%	25%	51%	MIN

All Figures in CAD as of 28/08/2019

To reflect the rapid evolution of the Company, the CGCN Committee will seek to review the appropriateness of the pay comparators on an annual basis.

In addition to its review of peer group executive compensation data, the CGCN Committee may utilize general executive compensation survey data when insufficient peer group data is available for a specific executive position or as another means of performing a market check on executive compensation levels and practices. This information assists the CGCN Committee make well-informed decisions regarding executive compensation matters.

Target Pay Positioning

For the NEOs, total direct compensation is targeted between the 50th percentile to 75th percentile of relevant publicly traded peers, weighted more heavily towards long-term equity-based compensation. Positioning within the range will depend upon the role, responsibilities, experience, and contributions of each NEO, as well as the comparability to the peer incumbents, and may fall outside the targeted parameters based on informed judgment.

Annual Oversight of Compensation

The CGCN Committee discharges the Board’s responsibilities relating to executive compensation, including the annual review and approval of NEO compensation. The CGCN Committee will annually review and recommend that the Board approve the compensation plan for our Chief Executive Officer and each other NEO.

The CGCN Committee reviews the executive compensation program at least annually, with Awards and adjustments generally being made between March and June of each year. Compensation decisions may be made at other times of the year in the case of promotions, new hires or changes in responsibilities. In making these determinations, the CGCN Committee may consider performance of the Company, the individual performance of a NEO, information from its independent compensation consultant, Hugessen, and recommendations from management.

Management personnel within our Human Resources Department support the CGCN Committee in its compensation work. Executive officers may make recommendations and provide information to, and answer questions from, the CGCN Committee as it fulfills its responsibilities regarding executive compensation. However, none of our NEOs make recommendations directly to the CGCN Committee regarding their own compensation.

The CGCN Committee undertakes its compensation review at the start of the year by establishing the levels and mix of compensation as well as performance goals and calibration. During the course of the year the CGCN monitors performance against goals and assesses compensation policies and programs. At the end of the year, the CGCN Committee assesses performance against goals and recommends payouts for Board approval.

The CGCN Committee engaged Hugessen in February 2019 to provide independent advice on executive compensation and related performance assessment and governance matters. The nature and scope of services provided by Hugessen to the CGCN Committee during Fiscal 2020 included:

o	Review, support and advice on:
◾	Redefining equity compensation levels with the goal of significantly reducing the Company’s equity compensation (Option) exposure and reducing dilution
◾	The Company’s compensation philosophy, peer group development, and incentive design
◾	Support to the CEO Search Committee, and the development of compensation terms and conditions for the new CEO
◾	Compensation for top executive officers
◾	Director compensation for Chair of the Board and CEO Search Committee
◾	Management-prepared materials and recommendations in advance of CGCN Committee meetings
o	Attendance at CGCN Committee meetings as requested

The CGCN Committee considers the information and advice provided by Hugessen, among other factors, in making its executive compensation decisions and recommendations to the Board.

Hugessen does not provide any services directly to management and any services provided by Hugessen require CGCN Committee chair approval. The CGCN Committee has considered the independence of Hugessen and has not identified any conflicts of interests regarding their services or employees.

Executive Compensation Risk Management

The Board considers and assesses, as necessary, the implications of risks associated with the Company’s compensation policies and practices and devotes such time and resources as it believes are appropriate given the Company’s current stage of development. The Company’s practice during Fiscal 2020 of compensating its executives through a mix of salary and incentives provided under the Omnibus Incentive Plan is designed to mitigate risk by: (i) ensuring that the Company retains such executives; and (ii) aligning the interests of its executives with the short-term and long-term objectives of the Company and its Shareholders. During Fiscal 2020, the Board did not identify any risks arising from the Company’s compensation policies and practices that the Board believed were reasonably likely to have a material adverse effect on the Company.

The CGCN Committee reviews the Company’s compensation practices and policies at least annually and more often as may be required to deal with particular issues that may arise between annual reviews.

The CGCN Committee and the Board have implemented policies designed to mitigate risk in the Company’s compensation policies and practices including the following:

•
the CGCN Committee’s annual review of the Company’s compensation practices is designed to ensure that the Company compensates its key employees satisfactorily to ensure the Company does not lose executives with critical skills;

•	a significant portion of each executive’s compensation is at-risk to align their interests with those of Shareholders and help motivate executives to drive Shareholder value;
•	annual performance-based cash incentives are capped;
•
the three-year vesting periods for all Options have been implemented to not only mitigate the risk of executives generating short-term benefits from the Omnibus Incentive Plan, but also to not reward executives if the market price of the Shares falls and conversely to reward them if the market price increases;

•	the introduction of PSUs, when implemented, will ensure that performance metrics form an on-going part of the Company’s compensation strategy and reinforces its approach to pay-for-performance;
•	in addition to cash incentives, increases to base salary and Option grants are largely based on executives’ overall performance, thereby providing the potential for a strong pay-for-performance link;

•	the terms of the Company’s Insider Trading Policy ensure that Options cannot be granted when the Company has undisclosed material information; and
•	the adoption of share ownership guidelines for the CEO and CFO set at 5 times and 3 times annual base salary, respectively.

The CGCN Committee and the Board have concluded that there appear to be limited risks arising from the Company’s current compensation programs and policies that are reasonably likely to have a material adverse effect on the Company. The Company’s executives are increasingly sought after, so the Company must ensure that its compensation programs remain competitive or risk losing valuable and skilled employees.

Components of Compensation

The Company’s compensation program applies to executives in various roles within the Company, including the NEOs, and consists of fixed and “at risk” compensation, provided in a mix of cash and equity.  Although indirect compensation such as benefits and perquisites make up a portion of each executive’s compensation, the main components of the total compensation structure are described below.

Base Salary

The Company sets a compensation level for each executive based on market rates for similar positions and each executive’s expected contribution and past performance. Base salary forms the basis for attracting talent and remaining competitive with the market.  Base salary is a fixed component of the executives’ compensation and is used to determine other elements of compensation and benefits. Base salary is established at the beginning of the year by taking into account the recommendations of the Company’s independent compensation consultant and, with respect to approving the appointment, promotion and termination of NEOs other than the CEO, the recommendations of the CEO. An executive’s base salary is intended to provide compensation to secure the executive’s services. Any increases to eligible executive’s compensation are, however, entirely “at risk” in that they are subject to the Company’s performance and the executive’s individual performance.

Short-Term Incentives

The short-term incentive plan (“STIP”) refers to the cash bonus opportunities executives are eligible to receive. The STIP links an executive’s pay to both individual and corporate achievements. The STIP is the first layer of variable compensation and is paid in cash following the release of year-end results based on annual performance.  Going forward, the Company anticipates that bonuses will not be paid unless a threshold level of performance is achieved, with performance benchmarks being specified for each NEO including metrics and weightings that align with the business and reflect recommendations and input from the CEO, CGCN Committee and the independent compensation consultant, Hugessen.

The STIP is a leveraged bonus design, where executives may earn up to 200% of the target bonus opportunity (the “Target”). A Target will be set for each executive based on either a percentage of base salary or a fixed dollar amount.  In a year in which corporate and individual objectives are fully met but not exceeded, it would be expected that the executive would earn his or her Target bonus level. However, subject to the CGCN Committee and Board exercising their discretion, in a year in which corporate and/or individual objectives were not met, it would be expected that an executive would be paid less than or possibly none of  his or her full Target bonus level.

Similarly, in a year in which corporate and/or individual objectives are exceeded, there would be leverage applied to the at-risk portion of compensation and the eligible executives would be eligible to earn up to 200% of the Target. The upward leverage applied to any of the at-risk incentive programs are capped in the event the Company significantly surpassed its corporate objectives.

In Fiscal 2021, these objectives will take the form of short-term financial and operating metrics and individual objectives, all focused on positioning the Company for present and future success. The Company believes that the use of financial targets such as revenue, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and free cash flow as well as individually determined non-financial metrics are the variables that are best correlated to the Company’s long-term, sustainable financial strength. The financial targets will be set at levels believed to be challenging yet realistically attainable given anticipated trends. The performance targets for the STIP are expected to be calculated in reference to the following: (i) net revenue, (ii) adjusted EBITDA (calculated as the reported net loss, adjusted to exclude income tax recovery (expense); other income (expense), net; loss on equity method investments; share-based compensation expense; depreciation and amortization expense; asset impairment and restructuring costs; and charges related to the flow-through of inventory step-up on business combinations, and further adjusted to remove acquisition-related costs), (iii) free cash flow (calculated as net cash provided by (used in) operating activities less purchases of and deposits on property, plant and equipment), and (iv) individual performance based on specific, individualized metrics. The Board will use these financial elements as benchmarks to determine the Company’s performance goals across all business areas and include achievements in finance and business development as compared to each executive in connection with their own individual success. The Company is monitoring the effects of the COVID-19 pandemic in relation to these objectives and may undertake proportional adjustments to the objectives following consultation with the CGCN Committee and the Board. For Fiscal 2020, annual cash bonuses were paid at the discretion of the Board with input from the CGCN Committee and the CEO (other than with respect to his own bonus). See “Key Compensation Decisions Made in Fiscal 2020- Short Term Incentive Decisions” above.

Long-Term Incentives

Long-term incentives in the form of Options are intended to align the executive’s interests with those of the Shareholders. A holder of vested Options may acquire Shares at the exercise price established on the date of grant of such Options.

Options represent compensation that is intended to align executives’ interests with those of Shareholders by providing executives with the opportunity to become Shareholders. These are considered entirely “at risk” because the value of Options rises (and may fall) in conjunction with the market price of Shares. The Company believes that Options will promote the retention of employees.

Over the course of Fiscal 2020, the Company’s policy regarding long-term incentives was reviewed and changes have been implemented by the CGCN Committee to redefine the Company’s level of equity compensation exposure in order to reduce ongoing dilution.

Long-Term Incentives – Fiscal 2020 and Fiscal 2021 Grants

Over the course of Fiscal 2020, the Company’s equity-based compensation policy was reviewed and changes have been implemented by the CGCN Committee to redefine the Company’s level of equity compensation exposure in order to reduce dilution.

The CGCN Committee has determined that for the CEO, CFO and President & Chief Product Officer, 50% of any long-term incentive grant will be comprised of PSUs, although for Fiscal 2021, no performance conditions were imposed on full Share awards granted in March 2020 due to the difficulty of establishing reasonable metrics in light of the uncertainty created by COVID-19. It is the CGCN Committee’s intention to grant PSUs in Fiscal 2022 when the impact of the COVID-19 pandemic is better understood and meaningful performance goals and targets can be determined.

Financial Instruments

Pursuant to the Company’s Insider Trading Policy, the NEOs and directors are not permitted to enter into any transaction that has the direct or indirect effect of offsetting the economic value of any interest in any security of the Company. This includes the purchase of financial instruments such as variable prepaid forward contracts, equity swaps, collars or units of exchange funds that are designed to hedge or offset a decrease in the market value of securities. To the Company’s knowledge, no executive officer or director of the Company has entered into or purchased such a financial instrument.

The Insider Trading Policy also provides that insiders of the Company should refrain from frequent buying and selling of the securities of the Company for the purpose of realizing the short-term profits and should acquire securities only as a long-term investment.

The Company Has Not Previously Been Subject to a Say-On-Pay Vote

Because the Company qualified to provide disclosure as a “foreign private issuer” under SEC rules until April 1, 2020, it has not previously been subject to a say-on-pay vote. The CGCN Committee and the Board will evaluate the results of the Say-on-Pay Proposal and expects to report on how it considered the results of the voting on the Say-on-Pay Proposal in determining compensation policies and decisions in its proxy statement for its next annual meeting of Shareholders.

Performance Graph

The following performance graph illustrates the Company’s cumulative Shareholder return assuming reinvestment of dividends, by comparing a C$100 investment in the Shares beginning April 1, 2015 to the return on the S&P/TSX Composite Index.

Canopy Growth Corporation
S&P/TSX Composite Index
2500.00
2400.00
2300.00
2200.00
2100.00
2000.00
1900.00
1800.00
1700.00
1600.00
1500.00
1400.00
1300.00
1200.00
1100.00
1000.00
900.00
800.00
700.00
600.00
500.00
400.00
300.00
200.00
100.00
0.00
Mar. 2015
Mar. 2016
Mar. 2017
Mar. 2018
Mar. 2019
Mar. 2020

	March 31, 2015	March 31, 2016	March 31, 2017	March 31, 2018	March 31, 2019	March 31, 2020
Canopy Growth Corporation	100.00	124.29	507.14	1,602.86	2,406.41	851.52
S&P/TSX Composite Index	100.00	93.43	110.83	112.72	121.87	104.55

Figures in CDN

The Board is of the view that the Company’s management, including each of the NEOs, have delivered, and continue to deliver, excellent value to Shareholders over the period detailed above. As evidenced by the performance graph above, the Shares stayed relatively on par with the S&P/TSX Composite Index until Fiscal 2017 when the Shares significantly outperformed the S&P/TSX Composite Index, a trend which continued exponentially in Fiscal 2018 (as defined below) and Fiscal 2019 (as defined below). While the market value of the Shares declined in Fiscal 2020, Shareholder return over the last five years has significantly outperformed the S&P/TSX Composite Index. The trend shown in the above graph does not necessarily correspond to the Company’s compensation to its NEOs for Fiscal 2020 or for any prior fiscal periods. During Fiscal 2020, the cannabis market experienced considerable volatility. Share prices across the cannabis industry declined amid increased competition and a slower-than-expected development of the Canadian cannabis market, specifically relating to the limited roll-out of retail distribution in highly populated areas. The compensation for the NEOs in Fiscal 2020 does not necessarily correspond to the Share price performance over the applicable period due to the addition of several highly-qualified top executives and a difficult industry environment impacting the Share price. The increase in compensation paid to the NEOs in Fiscal 2020 was reflective of (i) significant changes to the makeup of the Company’s NEOs and the compensation required to attract highly qualified individuals that are capable of leading an organization of the Company’s size, delivering Shareholder value over the long-term and obtaining the Company’s goal of becoming a world-leader in the cannabis industry; and (ii) aligning the Company’s compensation practices with its peers.

Compensation Committee Report

The members of the CGCN Committee have reviewed and discussed the contents of the CD&A with management. Based on such review and discussion with management, and subject to the limitations on the role and responsibility of the CGCN Committee, the CGCN Committee recommended to the Board that the CD&A be included in this Amendment issued in connection with the Meeting and included in our Form 10-K for the year ended March 31, 2020 (as amended).

Respectfully submitted by the members of the Corporate Governance, Compensation and Nominating Committee

Terry Yanofsky (Chair)
Robert Hanson
David Lazzarato

The foregoing Compensation Committee Report shall not be deemed to be “soliciting material,” deemed “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Notwithstanding anything to the contrary set forth in any of the Company’s previous filings under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act that might incorporate by reference future filings, including this Amendment, in whole or in part, the foregoing Compensation Committee Report shall not be incorporated by reference into any such filings.

Executive Compensation

Currency Conversion

Certain of the NEO’s employment agreements specify payments in US dollars, while others specify payments in Canadian dollars. Where payments and Share-based calculations are made in Canadian dollars, throughout this section we have converted Canadian dollars to US dollars using the Bloomberg average exchange rates for:

•	Fiscal 2020 of C$1.00 to US$0.7519 for the 12-month period ended March 31, 2020;
•	the fiscal year ended March 31, 2019 (“Fiscal 2019”) of C$1.00 to US$0.7623 for the 12-month period ended March 31, 2019; and
•	the fiscal year ended March 31, 2018 (“Fiscal 2018”) of C$1.00 to US$0.7799 for the 12-month period ended March 31, 2018.

The following table sets forth the compensation for Fiscal 2018, Fiscal 2019, and Fiscal 2020 awarded to, earned by, or paid to the NEOs.

Name and principal position	Year	Salary	Bonus	Stock awards(1)	Option awards(1)	Non-equity incentive plan compensation	All other compensation		Total
David Klein, Chief Executive Officer(2)	2020	210,000	304,688	7,510,510	24,798,373	-	949,135	(3)	33,772,706
	2019	-	-	-	-	-	-		-
	2018	-	-	-	-	-	-		-
Mike Lee, Chief Financial Officer(4)	2020	410,358	213,615	598,073	736,100	-	118,908	(5)	2,077,054
	2019	-	-	-	-	-	-		-
	2018	-	-	-	-	-	-		-
Rade Kovacevic, President & Chief Product Officer	2020	425,931	207,242	615,319	1,903,462	-	9,429	(6)	3,161,383
	2019	239,612	79,406	-	1,585,288	-	3,253		1,907,559
	2018	196,667	68,366	-	1,367,734	-	2,657		1,635,424
Phil Shaer, Chief Legal Officer	2020	199,340	53,573	158,622	292,837		14,918	(7)	719,290
	2019	172,969	72,419	-	1,585,288	-	3,218		1,833,894
	2018	147,233	41,770	-	302,028	-	2,782		493,813
Mark Zekulin, Former Chief Executive Officer(8)	2020	286,300	135,960		2,455,485		21,513	(9)	2,899,258
	2019	381,150	190,575	-	3,963,221	-	7,173		4,542,119
	2018	231,971	148,181	-	1,510,139	-	6,893		1,897,184
Tim Saunders, Former EVP and CEO(10)	2020	158,767	`	-	1,826,702	-	169,662	(11)	2,155,131
	2019	381,150	190,575	-	3,963,221	-	16,327		4,521,203
	2018	216,299	194,975	-	1,208,111	-	16,253		1,635,638
Bruce Linton, Former Co- Chief Executive Officer and Chairman (12)	2020	69,048	-	-	2,416,547		1,288,232	(13)	3,773,827
	2019	242,411	387,630	-	4,347,831	-	47,314		5,025,186
	2018	155,980	233,970	-	1,510,139	-	16,605		1,916,694
Thomas Stewart	2020	185,806	58,810	46,148	1,531,058		99,745	(14)	1,921,567
	2019	-	-	-	-	-	-		-
	2018	-	-	-	-	-	-		-

Notes:

(1)
The amounts in this column represent the aggregate grant date fair value of the relevant award(s) presented, as determined in accordance with FASB ASC Topic 718, “Compensation—Stock Compensation.” See note 21 of the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 regarding assumptions underlying valuation of equity awards. The amounts also include the Share-based calculations related to modifications of Option grants that occurred in the fiscal year.

(2)	Mr. Klein was appointed as CEO on January 14, 2020. Salary and bonus amounts reflect payments for the portion of Fiscal 2020 during which he was CEO.
(3)
Consists of US$910,600 in replacement compensation related to the CBI forfeited bonus, US$15,038 related to reimbursement of tax fees and US$23,497 in pro-rated portion of perquisite allowance received in the year.

(4)	Mr. Lee was seconded from CBI to Canopy Growth in April and May 2019. An amount of US$61,609 is included in salary related to this secondment.
(5)
Consists of US$8,745 in car allowance, US$77,406 in tax gross up, US$11,279 in reimbursement of tax fees,  and US$12,906 in pro-rated portion of perquisite allowance received in the year. In addition, amounts related to compensation while Mr. Lee was on secondment, include US$1,846 in car allowance and US$6,726 in retirement savings contributions.

(6)	Consists of US$8,290 in vacation pay and US$1,139 in health premiums.
(7)	Consists of US$14,051 in vacation pay and US$867 in health premiums.
(8)	Mr. Zekulin resigned as CEO on December 21, 2019 but continued to act as a strategic advisor to the CEO until June 30, 2020.
(9)	Consists of US$17,222 in vacation pay and US$4,291 in health premiums
(10)	Mr. Saunders retired from his position as CFO effective as of June 1, 2019 but continued to act as consultant to the Company until November 15, 2019.
(11)	Consists of US$109,315 in severance, US$7,079 in car allowance, US$7,913 related to health premiums and US$45,355 in vacation pay.
(12)	Mr. Linton was terminated as co-CEO on July 2, 2019.
(13)	Consists of US$1,274,471 in severance payments, US$5,818 in life insurance and critical illness premiums and US$7,943 in applicable taxes.
(14)
Consists of US$11,279 in a signing bonus, US$65,883 in tax gross up, US$5,195 life insurance, US health insurance and other premiums, US$2,350 in vacation pay and US$15,038 in a relocation expense reimbursement.

Grants of Plan-Based Awards in Fiscal 2020

The following table sets forth the grants of plan-based awards made in Fiscal 2020. Non-equity incentive plan awards listed in the below were made pursuant to the terms of the respective NEO’s employment agreement. All equity incentive plan awards were made pursuant to the terms of the respective NEO’s employment agreement and the Omnibus Incentive Plan. With respect to January 14, 2020 grant to Mr. Klein in the table below, the Board took action to approve that grant on December 4, 2019. With respect to all other grants in the table below, the grant date was the same date as the Board or the CGCN Committee took action to make such grants.

								All other stock awards: Number of shares of stock or units (#)	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards(2)
Name	Grant date	Estimated future payouts under non- equity incentive plan awards			Estimated future payouts under equity incentive plan awards(1)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
David Klein	NA	0	1,218,750	2,437,500	-	-	-	-	-	-	-
	NA	-	-	-	-	1,618,122	1,618,122	-	-	-	-
	14‑Jan‑20	-	-	-	-	-	-	258,782	-	-	6,171,951
	27‑Mar‑20	-	-	-	-	-	-	91,745	-	-	1,338,560
	27-Mar-20	-	-	-	-	-	-	-	183,489	14.59	1,647,471
Mike Lee	NA	0	326,728	653,456	-	-	-	-	-	-	-
	27-Mar-20	-	-	-	-	-	-	-	81,984	14.59	736,100
	27-Mar-20	-	-	-	-	-	-	40,992	-	-	598,073
Rade Kovacevic	NA	0	338,355	676,710	-		-	-	-	-	-
	12‑Dec‑19	-	-	-	-	96,946	96,946	-	-	-	-
	27-Mar-20	-	-	-	-	-	-	-	84,349	14.59	757,334
	27-Mar-20	-	-	-	-	-	-	42,174	-	-	615,319
Phil Shaer	27-Mar-20	-	-	-	-	-	-	10,872	-	-	158,622
	27-Mar-20	-	-	-	-	-	-	-	32,615	14.59	292,837
Thomas Stewart	15-Jul-19	-	-	-	-	-	-	-	82,500	35.17	1,493,195
	27-Mar-20	-	-	-	-	-	-	-	4,217	14.59	37,863
	27-Mar-20	-	-	-	-	-	-	3,163	-	-	46,148

Notes:
(1)	With respect to Messrs. Klein and Kovacevic, these amounts relate to the Klein Inducement Grant and the Kovacevic Inducement Grant, respectively, as described below under “Employment Agreements.”
(2)
The amounts in this column represent the aggregate grant date fair value of the relevant award(s) presented, as determined in accordance with FASB ASC Topic 718, “Compensation—Stock Compensation.” See note 21 of the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 regarding assumptions underlying valuation of equity awards.

Employment Agreements

David Klein

Mr. Klein serves as Chief Executive Officer of the Company pursuant to an employment agreement between Mr. Klein and the Company dated December 8, 2019 (the “Klein Agreement”). As Chief Executive Officer, Mr. Klein reports to the Board and is entitled to a base salary of US$975,000 (or approximately C$1,296,715) per year, subject to review by the Board on an annual basis, and an annual perquisite allowance of C$125,000 (or approximately US$93,988).

Mr. Klein is eligible for a short-term annual incentive performance bonus of 125% of base salary (the “Klein Target Amount”), with a payout range of up to two times the Klein Target Amount based upon the achievement of certain mutually developed financial, operational, strategic and individual performance objectives approved by the Board. Pursuant to the Klein Agreement, for Fiscal 2020, Mr. Klein was entitled to and was paid the pro-rata amount of the Klein Target Amount based on the number of days worked.

Mr. Klein is also entitled to participate in the Omnibus Incentive Plan. Pursuant to the Klein Agreement, commencing in Fiscal 2021, Mr. Klein is eligible to receive an annual long-term award grant equal to 300% of base salary (using the fair market value of the Shares on the date of grant), 50% of which will be in the form of Options and 50% of which will be in the form of PSUs.

Pursuant to the Klein Agreement, the Company agreed that the CGCN Committee would recommend to the Board that (a) Mr. Klein be granted RSUs equal to the amount of forfeited equity value with Mr. Klein’s former employer, which on the date of the Klein Agreement was approximately US$7,000,000 (or approximately C$9,309,748), with such RSUs vesting on the same dates as the restricted share units granted by Mr. Klein’s former employer; (b) the Company provide Mr. Klein with a lump sum payment equal to the amount of Mr. Klein’s forfeited annual bonus from Mr. Klein’s former employer which totaled US$910,600 (or approximately C$1,211,065); and (c) Mr. Klein be granted 1,618,122 Options at an exercise price of C$24.72 (or approximately US$18.59) (clause (c), the “Klein Inducement Grant”).

The Klein Inducement Grant will vest on the second, third and fourth anniversaries of the date of grant, subject to meeting the following conditions: (a) 33.5% of the Options will vest only if during any 90-day period during the term of the Klein Inducement Grant, the average closing Share price on the TSX has appreciated by a minimum of 50% from the date of grant; (b) 33.5% of the Options will vest only if as at the end of any fiscal year during the term of the Klein Inducement Grant, audited annual revenue of C$2.5 billion (or approximately US$1.9 billion) is achieved by the Company for such fiscal year, as confirmed by the auditors of the Company; and (c) 33% of the Options will vest only if as at the end of any fiscal year during the term of the Klein Inducement Grant, a C$100 million (or approximately US$75 million) CAET (as defined below) is achieved by the Company for such fiscal year, as confirmed by the auditors of the Company. The Options granted under the Klein Inducement Grant have a six-year term.

“CAET” means for any fiscal year of the Company, Adjusted EBITDA (as defined below) for such fiscal year further adjusted to remove any individual non-core market with negative Adjusted EBITDA outside of the Company’s core markets, which for greater certainty, for the purposes of the Klein Agreement and Kovacevic Agreement, are Canada, UK, Spain, Denmark, Chile and Brazil, as long as the negative Adjusted EBITDA is in-line with the Board approved plan for such removed market.

“Adjusted EBITDA” means, for any fiscal year of the Company, earnings before interest, tax, depreciation and amortization of the Company as set forth in the financial statements for the Company for such fiscal year then ended, adjusted to exclude share-based compensation expense, acquisition related costs including stock based compensation, and other non-cash items pursuant to past practices and approved by the Audit Committee.

Pursuant to the Klein Agreement, upon the creation of a retirement plan by the Company, the Company will contribute C$40,000 (or approximately US$30,076) per annum on Mr. Klein’s behalf to the applicable plan. The Company also agreed to reimburse Mr. Klein up to C$20,000 (or approximately US$15,038) for tax and legal advice in connection with the Klein Agreement. Mr. Klein also agreed that within three years of the commencement of his employment and thereafter during the term of his employment and for one year thereafter, Mr. Klein will maintain ownership of a minimum of five times his base salary in Shares (which may include RSUs).

The Company may terminate the Klein Agreement at any time without cause by providing (a) a lump sum payment equal to two times Mr. Klein’s base salary; (b) two times the average actual amounts paid as a short-term annual incentive performance bonus during the prior two years (or two times the Klein Target Amount if Mr. Klein has worked for less than two years); and (c) the continuation of benefits for a period of two years from the date of termination (it being understood that a payment will be made equal to the premium cost for any such benefits that cannot be continued). As a condition to receiving any payments which exceed the statutory entitlements upon termination without cause, Mr. Klein will be required to execute a release in favor of the Company.

The Klein Agreement contains certain non-competition and non-solicitation provisions in favor of the Company for a period of 12 months following the termination of the Klein Agreement.

Mike Lee

Mr. Lee provides services as Chief Financial Officer of the Company pursuant to an employment agreement between Mr. Lee and the Company dated March 31, 2020 (the “Lee Agreement”). As Executive Vice President and Chief Financial Officer, Mr. Lee reports to the Chief Executive Officer and is entitled to a base salary of US$435,637 (or approximately C$579,382) per year retroactive to July 1, 2019, subject to review by the Board on an annual basis, and an annual perquisite allowance of C$82,000 (or approximately US$61,656).

Mr. Lee is eligible for a short-term annual incentive performance bonus of 75% of his base salary (the “Lee Target Amount”), with a payout range of up to two times the Lee Target Amount based upon the achievement of certain mutually developed financial, operational, strategic and individual performance objectives approved by the Board.

Mr. Lee is also entitled to participate in the Omnibus Incentive Plan. Pursuant to the Lee Agreement, commencing in Fiscal 2021, Mr. Lee is eligible to receive an annual long-term award grant equal to 300% of base salary (using the fair market value of the Shares on the date of grant), 50% of which will be in the form of Options and 50% of which will be in the form of PSUs.

Pursuant to the Lee Agreement, upon the creation of a retirement plan by the Company, the Company will contribute US$17,500 (or approximately C$23,274) per annum on Mr. Lee’s behalf to the applicable plan. The Company also agreed to reimburse Mr. Lee up to C$15,000 (or approximately US$11,279) for tax and legal advice in connection with the Lee Agreement. Mr. Lee also agreed that within five years of the commencement of his employment and thereafter during the term of his employment and for one year thereafter, Mr. Lee will maintain ownership of a minimum of three times his base salary in Shares (which may include RSUs).

The Company may terminate the Lee Agreement at any time without cause by providing (a) 78 weeks’ notice or payment of Mr. Lee’s base salary in lieu of such notice (subject to the minimum amount of notice or pay in lieu of notice as required pursuant to the Employment Standards Act, 2000 (Ontario) (the “ESA”)); (b) one and a half times the average actual amounts paid as a short-term annual incentive performance bonus during the prior two years; (c) the continuation of certain benefits during the severance period; (d) any statutory severance pay that may be required pursuant to the ESA; and (e) the continuation of benefits for the minimum amount of time prescribed by the ESA. As a condition to receiving any payments which exceed the statutory entitlements upon termination without cause, Mr. Lee will be required to execute a release in favor of the Company.

Notwithstanding the terms of the Omnibus Incentive Plan, if: (a) a Change in Control (as defined in the Lee Agreement) occurs; and (b) the Company terminates Mr. Lee’s employment without cause no later than one year subsequent to the occurrence of a Change in Control, then any Options then granted to Mr. Lee, which have not yet then vested, will continue to vest, if they otherwise would have vested, for a period of one year subsequent to the date of termination.

The Lee Agreement contains certain non-competition and non-solicitation provisions in favor of the Company for a period of 12 months following the termination of the Lee Agreement.

Rade Kovacevic

Mr. Kovacevic provides services as President of the Company pursuant to an employment agreement between Mr. Kovacevic and the Company dated December 12, 2019 (the “Kovacevic Agreement”). As President, Mr. Kovacevic reports to the Chief Executive Officer and is entitled to a base salary of C$600,000 (or approximately US$451,140) per year retroactive to July 1, 2019, subject to review by the Board on an annual basis.

Mr. Kovacevic is eligible for a short-term annual incentive performance bonus of 75% of base salary (the “Kovacevic Target Amount”), with a payout range of up to two times the Kovacevic Target Amount based upon the achievement of certain mutually developed financial, operational, strategic and individual performance objectives approved by the Board.  For Fiscal 2020, the Board exercised its discretion, with input from management, and paid Mr. Kovacevic an annual cash bonus in the amount of 75% of the Kovacevic Target Amount.

Mr. Kovacevic is also entitled to participate in the Omnibus Incentive Plan. Pursuant to the Kovacevic Agreement, commencing in Fiscal 2021, Mr. Kovacevic is eligible to receive an annual long-term award grant equal to 300% of base salary (using the fair market value of the Shares on the date of grant), 50% of which will be in the form of Options and 50% of which will be in the form of PSUs.

Pursuant to the Kovacevic Agreement, the Company agreed that the Chief Executive Officer would recommend to the Board that Mr. Kovacevic be granted 96,946 Options at an exercise price of C$27.85 (or approximately US$20.94) (the “Kovacevic Inducement Grant”).

The Kovacevic Inducement Grant will vest on the second, third and fourth anniversaries of the date of grant and will be subject to meeting the following conditions: (a) 1/3 of the Options will vest only if during any 90-day period during the term of the Kovacevic Inducement Grant, the average closing Share price on the TSX has appreciated by a minimum of 50% from the Share price on December 6, 2019; (b) 1/3 of the Options will vest only if as at the end of any fiscal year during the term of the Kovacevic Inducement Grant, audited annual revenue of C$2.5 billion is achieved by the Company for such fiscal year, as confirmed by the auditors of the Company; and (c) 1/3 of the Options will vest only if as at the end of any fiscal year during the term of the Kovacevic Inducement Grant, a C$100 million CAET is achieved by the Company for such fiscal year, as confirmed by the auditors of the Company.

The Company also agreed to reimburse Mr. Kovacevic up to C$15,000 (or approximately US$11,279) for tax and legal advice in connection with the Kovacevic Agreement. Mr. Kovacevic also agreed that within five years of the date of the Kovacevic Agreement and thereafter during the term of his employment and for one year thereafter, Mr. Kovacevic will maintain ownership of a minimum of three times his base salary in Shares (which may include RSUs).

The Company may terminate the Kovacevic Agreement at any time without cause by providing (a) 78 weeks’ notice or payment of Mr. Kovacevic’s base salary in lieu of such notice (subject to the minimum amount of notice or pay in lieu of notice as required pursuant to the  ESA); (b) one and a half times the average actual amounts paid as a short-term annual incentive performance bonus during the prior two years; (c) the pro-rated short-term annual incentive performance bonus for the year worked to the date of termination; (d) any statutory severance pay that may be required pursuant to the ESA; and (e) the continuation of benefits for the minimum amount of time prescribed by the ESA. As a condition to receiving any payments which exceed the statutory entitlements upon termination without cause, Mr. Kovacevic will be required to execute a release in favor of the Company.

Any unvested Options or RSUs held by Mr. Kovacevic on the date of termination of the Kovacevic Agreement that were granted prior to the date of the Kovacevic Agreement will continue to vest for one year following Mr. Kovacevic’s termination.

The Kovacevic Agreement contains certain non-competition and non-solicitation provisions in favor of the Company for a period of 12 months following the termination of the Kovacevic Agreement.

Phil Shaer

Mr. Shaer provides services as the Chief Legal Officer of the Company pursuant to an employment agreement between Mr. Shaer and the Company’s subsidiary Tweed Inc. dated November 20, 2019 (the “Shaer Agreement”). As Chief Legal Officer, Mr. Shaer reports to the CEO of the Company and is entitled to a base salary of C$290,000 (or approximately US$218,051) per year.

Mr. Shaer is entitled to be considered for a discretionary annual performance bonus of no more than C$95,000 (or approximately US$71,431). Mr. Shaer is also entitled to participate in the Omnibus Incentive Plan. Notwithstanding the terms of the Shaer Agreement, Mr. Shaer is eligible to participate in any applicable incentive program adopted by the Company for executives then in effect.

The Company may terminate the Shaer Agreement at any time without cause by providing (a) a lump sum payment equal to one times Mr. Shaer’s base salary; and (b) the continuation of benefits for a period of one year from the date of termination (or payment in lieu of same), excluding disability, accidental death and dismemberment and life insurance benefits, which will end at the end of the minimum notice period required by the ESA. Any unvested Options or RSUs held by Mr. Shaer on the date of termination of the Shaer Agreement will continue to vest for one year following Mr. Shaer’s termination. As a condition to receiving any payments which exceed the statutory entitlements upon termination without cause, Mr. Shaer will be required to execute a release in favor of the Company.

If (a) the Shaer Agreement is terminated by the Company for any reason other than for cause within one year following a Change of Control (as defined in the Shaer Agreement); or (b) Mr. Shaer resigns within 60 days of either (i) being demoted or having his responsibilities materially reduced without his consent within one year following a Change of Control; or (ii) Mr. Shaer’s overall target rate of compensation is reduced within one year following a Change of Control, then, in such circumstances, (x) Mr. Shaer is entitled to receive any payments and benefits as though the Shaer Agreement was terminated without cause; and (y) any unvested Options and RSUs held by Mr. Shaer on the date of termination of the Shaer Agreement will vest and become immediately exercisable in accordance with the terms of the Omnibus Incentive Plan. As a condition to receiving such payments, Mr. Shaer will be required to execute a release in favor of the Company.

The Shaer Agreement contains certain non-competition and non-solicitation provisions in favor of the Company for a period of 12 months following the termination of the Shaer Agreement.

Thomas Stewart

Mr. Stewart provides services as Vice President, Chief Accounting Officer of the Company pursuant to an employment agreement between Mr. Stewart and the Company dated March 13, 2019 (the “Stewart Agreement”). As Vice President, Chief Accounting Officer, Mr. Stewart reports to the Chief Financial Officer and is entitled to a base salary of C$250,000 (or approximately US$187,975) per year and a one-time signing bonus of C$15,000 (or approximately US$11,279).

Mr. Stewart is entitled to be considered for a discretionary annual performance bonus of no more than 25% of base salary. Mr. Stewart is also entitled to participate in the Omnibus Incentive Plan. Pursuant to the Stewart Agreement, the Company agreed that the President would make a proposal to the Board that Mr. Stewart be granted 82,500 Options. Notwithstanding the terms of the Stewart Agreement, Mr. Stewart is eligible to participate in any applicable incentive program adopted by the Company for executives then in effect.

Pursuant to the Stewart Agreement, the Company agreed to pay for reasonable costs incurred in connection with the immigration of Mr. Stewart and his family to Canada, including an advance of C$20,000 (or approximately US$15,038) in connection with moving costs, and to reimburse Mr. Stewart for payments related to the continuation of benefits post-employment with his former employment until the end of July 2019.

The Company may terminate the Stewart Agreement at any time without cause by providing (a) 26 weeks’ notice or payment of Mr. Stewart’s base salary in lieu of such notice (subject to the minimum amount of notice or pay in lieu of notice as required pursuant to the ESA); (b) any statutory severance pay that may be required pursuant to the ESA; and (c) the continuation of benefits for the minimum amount of time prescribed by the ESA. As a condition to receiving any payments which exceed the statutory entitlements upon termination without cause, Mr. Stewart will be required to execute a release in favor of the Company.

The Stewart Agreement contains certain non-competition and non-solicitation provisions in favor of the Company for a period of 12 months following the termination of the Stewart Agreement.

Bruce Linton

Mr. Linton previously provided services as Chief Executive Officer of the Company pursuant to a consulting agreement between the Company, Mr. Linton and his holding company, HBAM Holdings Inc. (“HBAM”) dated May 15, 2017 (the “Linton Agreement”). HBAM was paid a salary of C$325,066 plus applicable taxes per annum (or approximately US$244,417) and was entitled to be considered for a discretionary annual performance bonus of C$300,000 plus applicable taxes (or approximately US$225,570). The Linton Agreement was terminated upon Mr. Linton’s termination without cause effective as of July 2, 2019.

In accordance with the terms of a termination agreement between the Company, Mr. Linton and HBAM, HBAM received a payment from the Company in the amount of C$1,695,000 including applicable taxes (or approximately US$1,274,471) and, in accordance with the terms of the Linton Agreement, the continuation of benefits for a period of two years from the date of termination (or payment in lieu of same). In addition, (a) all of Mr. Linton’s RSUs continued to vest in accordance with their terms (or, Mr. Linton would be provided with a payment in lieu of such continued vesting); and (b) all of Mr. Linton’s unvested Options immediately vested and remain exercisable until their original expiry date. As a condition to receiving such payments, in accordance with the terms of the Linton Agreement, Mr. Linton executed a release in favor of the Company.

The Linton Agreement contains certain non-competition and non-solicitation provisions in favor of the Company for a period of two years following the termination of the Linton Agreement. These restrictions cease to apply to Mr. Linton as of July 2, 2021.

Mark Zekulin

Mr. Zekulin provided services as President and subsequently as Chief Executive Officer of the Company pursuant to an executive employment agreement between Mr. Zekulin and the Company’s subsidiary Tweed Inc. dated September 21, 2018 (the “Zekulin Agreement”). Pursuant to the Zekulin Agreement, Mr. Zekulin was paid a salary of C$500,000 (or approximately US$375,950) per annum and was entitled to be considered for a discretionary annual performance bonus of C$250,000 (or approximately US$187,975). The Zekulin Agreement was terminated upon Mr. Zekulin’s resignation effective as of December 21, 2019. In connection with Mr. Zekulin’s resignation, the Company agreed to pay Mr. Zekulin a discretionary bonus of C$180,822 (or approximately US$135,960), calculated as the pro rata share of the discretionary bonus that Mr. Zekulin was otherwise eligible for pursuant to the Zekulin Agreement.

Pursuant to the Zekulin Agreement, all Options held by Mr. Zekulin vested and became immediately exercisable upon the termination of the Linton Agreement by the Company.

Mr. Zekulin continued to provide services to the Company as a strategic advisor to the Chief Executive Officer pursuant to an amendment to the Zekulin Agreement dated December 9, 2019 (the “Zekulin Consulting Agreement”). Pursuant to the Zekulin Consulting Agreement, Mr. Zekulin provided services to the Company one day per month until June 30, 2020. Mr. Zekulin’s base salary under the Zekulin Agreement was adjusted accordingly on a pro rata basis with no further discretionary bonus entitlements. Pursuant to the Zekulin Consulting Agreement, all vested Options held by Mr. Zekulin expire 90 days from the termination of the Zekulin Consulting Agreement.

The Zekulin Consulting Agreement contain certain non-competition and non-solicitation provisions in favor of the Company for a period of 12 months following the termination of the Zekulin Consulting Agreement. These restrictions cease to apply to Mr. Zekulin as of June 30, 2021.

Tim Saunders

Mr. Saunders provided services as Chief Financial Officer of the Company pursuant to an employment agreement between Mr. Saunders and the Company’s subsidiary Tweed Inc. dated April 24, 2015. Mr. Saunders resigned as Chief Financial Officer of the Company effective as of June 1, 2019.

Following Mr. Saunders’ resignation, Mr. Saunders continued to provide services to the Company pursuant to an amendment to Mr. Saunders’ employment agreement dated June 1, 2019 (the “Saunders Consulting Agreement”). Pursuant to the Saunders Consulting Agreement, Mr. Saunders was entitled to an annual fee of C$270,000 (or approximately US$203,013) until December 31, 2020. The Saunders Consulting Agreement was terminated upon Mr. Saunders’ resignation effective as of November 15, 2019. As an inducement for Mr. Saunders’ resignation, the Company agreed to pay Mr. Saunders, a lump sum payment equal to C$145,385 (or approximately US$109,315) for services up to and including May 31, 2020. The Company also agreed to the continuation of benefits for Mr. Saunders until December 31, 2020. In addition, all Options and RSUs held by Mr. Saunders vested and became immediately exercisable upon the termination of the Saunders Consulting Agreement and continue to be exercisable in accordance with the terms of the Omnibus Incentive Plan until March 31, 2021.

The Saunders Consulting Agreements contain certain non-competition and non-solicitation provisions in favor of the Company for a period of 12 months following the termination of the Saunders Consulting Agreement. These restrictions cease to apply to Mr. Saunders as of November 15, 2020.

Outstanding Equity Awards at March 31, 2020

The following table presents information concerning outstanding Options, RSUs, and PSU awards to each of the NEOs as of March 31, 2020, the Company’s fiscal year end.

Name		Option awards					Stock awards
	Grant date(1)	Number of securities underlying unexercised options - (#) exercisable	Number of securities underlying unexercised options - (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(2)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)(2)
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
David Klein	6-Dec-19(3)	-	-	1,618,122	18.65	6-Dec-25	-	-	-	-
	14-Jan-20	-	-	-	-	-	258,782	6,171,951	-	-
	27-Mar-20	-	-	-	-	-	91,745	1,338,560	-	-
	27-Mar-20	-	183,489	-	14.59	27-Mar-26	-	-	-	-
Mike Lee	24-Dec-18	150,000	300,000	-	26.81	24-Dec-24	-	-	-	-
	27-Mar-20	-	81,984	-	14.59	27-Mar-26	-	-	-	-
	27-Mar-20	-	-	-	-	-	40,992	598,073	-	-
Rade Kovacevic	27-Feb-17	13,333	-	-	20.64	27-Feb-23	-	-	-	-
	28-Jun-17	-	73,333	-	6.26	28-Jun-23	-	-	-	-
	15-Feb-18	40,000	20,000	-	22.49	15-Feb-24	-	-	-	-
	24-Dec-18	33,333	66,667	-	26.81	24-Dec-24	-	-	-	-
	12-Dec-19(4)	-		96,946	21.13	12-Dec-25	-	-	-	-
	27-Mar-20	-	84,349	-	14.59	27-Mar-26	-	-	-	-
	27-Mar-20	-	-	-	-	-	42,174	615,319	-	-
Phil Shaer	29-Jun-16	36,667	-	-	2.08	7-Jul-22	-	-	-	-
	28-Jun-17	-	33,333	-	6.26	28-Jun-23	-	-	-	-
	24-Dec-18	33,333	66,667	-	26.81	24-Dec-24	-	-	-	-
	27-Mar-20	-	32,615	-	14.59	27-Mar-26	-	-	-	-
	27-Mar-20	-	-	-	-	-	10,872	158,622	-	-
Mark Zekulin	29-Jun-16	50,000	-	-	2.08	28-Sep-20	-	-	-	-
	24-Mar-17	50,000	-	-	7.37	28-Sep-20	-	-	-	-
	28-Jun-17	166,667	-	-	6.26	28-Sep-20	-	-	-	-
	24-Dec-18	250,000	-	-	26.81	28-Sep-20	-	-	-	-
Bruce Linton	28-Jun-17	233,333	-	-	6.26	28-Jun-23	-	-	-	-
	23-Mar-18	2,798	-	-	25.90	23-Mar-24	-	-	-	-
	23-Mar-18	26,006	-	-	25.90	23-Mar-24	-	-	-	-
	24-Dec-18	250,000	-	-	26.81	23-Dec-24	-	-	-	-
Tim Saunders	29-Jun-16	33,333	-	-	2.08	31-Mar-21	-	-	-	-
	24-Mar-17	41,667	-	-	7.37	31-Mar-21	-	-	-	-
	28-Jun-17	133,333	-	-	6.26	31-Mar-21	-	-	-	-
	24-Dec-18	250,000	-	-	26.81	31-Mar-21	-	-	-	-
Thomas Stewart	15-Jul-19	-	82,500	-	35.17	15-Jul-25	-	-	-	-
	27-Mar-20	4,217	-	-	14.59	27-Mar-26	-	-	-	-
	27-Mar-20	-	-	-	-	-	3,163	46,148	-	-

Notes:
(1)
Unless otherwise indicated, with respect to all of the outstanding Options, RSUs and PSUs awarded to the NEOs as of March 31, 2020, one-third of each grant will vest on each of the first three annual anniversaries of the date of the grant, subject to the continued employment of the respective NEO.

(2)
The market value of the unvested stock awards is calculated by multiplying the number of unvested Shares held by the applicable NEO by the closing price of the Shares on March 31, 2020 which was US$14.42.

(3)
These Options will vest on the second, third and fourth anniversaries of the date of grant, subject to meeting the following conditions: (a) 33.5% of the Options will vest only if during any 90-day period during the term of the Klein Inducement Grant, the average closing Share price on the TSX has appreciated by a minimum of 50% from the date of grant; (b) 33.5% of the Options will vest only if as at the end of any fiscal year during the term of the Klein Inducement Grant, audited annual revenue of C$2.5 billion is achieved by the Company for such fiscal year, as confirmed by the auditors of the Company; and (c) 33% of the Options will vest only if as at the end of any fiscal year during the term of the Klein Inducement Grant, a C$100 million CAET is achieved by the Company for such fiscal year, as confirmed by the auditors of the Company.

(4)
These Options will vest on the second, third and fourth anniversaries of the date of grant and will be subject to meeting the following conditions: (a) 1/3 of the Options will vest only if during any 90-day period during the term of the Kovacevic Inducement Grant, the average closing Share price on the TSX has appreciated by a minimum of 50% from the Share price on December 6, 2019; (b) 1/3 of the Options will vest only if as at the end of any fiscal year during the term of the Kovacevic Inducement Grant, audited annual revenue of C$2.5 billion is achieved by the Company for such fiscal year, as confirmed by the auditors of the Company; and (c) 1/3 of the Options will vest only if as at the end of any fiscal year during the term of the Kovacevic Inducement Grant, a C$100 million CAET is achieved by the Company for such fiscal year, as confirmed by the auditors of the Company.

Option Exercises and Stock Vested in Fiscal 2020

The following table presents information concerning Option exercises and Shares acquired upon vesting of RSU awards by each of our NEOs in Fiscal 2020:

	Option awards		Stock awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)(1)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
David Klein	-	-	-	-
Mike Lee	-	-	-	-
Rade Kovacevic	116,669	4,105,809	-	-
Phil Shaer	-	-	-	-
Mark Zekulin	266,666	9,170,527	-	-
Tim Saunders	-	-	-	-
Bruce Linton	447,736	13,461,224	-	-
Thomas Stewart	-	-	-	-

Notes:
(1)
These amounts reflect the aggregate of the differences between the exercise price of the Option and the market price of a Share at the time of exercise for each stock option exercised by a named executive officer in Fiscal 2020.

Potential Payments Upon Termination or Change-in-Control

A narrative description of the individual payments the Company is currently required to make upon termination or a change in control of the Company is described above under “Employment Agreements”.

Potential Payments Upon Termination in the Absence of a Change in Control

The following table sets forth the details regarding the estimated payments from the Company to each of the NEOs, assuming termination without cause was effective on March 31, 2020 based on their employment agreements in effect at such time and assuming no change-in-control:

Name and Position	Cash Payment ($)	Accelerated Awards ($)	Benefits ($)	Total ($)
David Klein, Chief Executive Officer	4,387,500(1)	N/A	-(2)	4,387,500
Mike Lee, Chief Financial Officer	973,878(3)	N/A	-(2)	973,878
Rade Kovacevic, President & Chief Product Officer	891,697(4)	900,533(5)	531(6)	1,792,231
Phil Shaer, Chief Legal Officer	218,051(7)	409,333(8)	6,372(9)	627,916
Thomas Stewart, Vice President, Chief Accounting Officer	93,988(10)	N/A	123(11)	94,111

Notes:
(1)
Upon termination without cause effective March 31, 2020, Mr. Klein would have been entitled to a payment in the amount of $4,387,500, representing two times his base salary plus two times the Klein Target Amount.

(2)
As of March 31, 2020, neither David Klein nor Mike Lee were participants in Canopy’s benefits plan. In the event of termination of Mike Lee, benefits costs currently being paid by CBI would need to be covered for a period of 78 weeks. This cost is not currently readily determinable.

(3)
Upon termination without cause effective March 31, 2020, Mr. Lee would have been entitled to a payment in the amount of $973,878, representing 78 weeks of his base salary plus one and a half times the average actual amounts paid as short-term annual incentive performance bonuses to Mr. Lee during the prior two years. The only bonus paid to date, for the year ended March 31, 2020, of $213,615 was used in the calculation.

(4)
Upon termination without cause effective March 31, 2020, Mr. Kovacevic would have been entitled to a payment in the amount of $891,697, representing 78 weeks of his base salary plus one and a half times the average actual amounts paid as short-term annual incentive performance bonuses to Mr. Kovacevic during the prior two years.

(5)
Upon termination without cause effective March 31, 2020, any unvested Options or RSUs held by Mr. Kovacevic on the date of termination that were granted prior to the date of the Kovacevic Agreement will continue to vest for one year following Mr. Kovacevic’s termination. The value attributed to such Awards is calculated based on the number of Options and RSUs that would vest during such one-year period and based upon the closing price of the Shares on the TSX on March 31, 2020. For the purposes of Options, the value is determined relative to the exercise price of such Options.

(6)	Upon termination without cause effective March 31, 2020, Mr. Kovacevic’s benefits would continue for the minimum amount of time prescribed by the ESA, which is 4 weeks.
(7)	Upon termination without cause effective March 31, 2020, Mr. Shaer would have been entitled to a payment in the amount of $218,051, representing one times his base salary.
(8)
Upon termination without cause effective March 31, 2020, any unvested Options or RSUs held by Mr. Shaer will continue to vest for one year following Mr. Shaer’s termination. The value attributed to such Awards is calculated based on the number of Options and RSUs that would vest during such one-year period and based upon the closing price of the Shares on the TSX on March 31, 2020. For the purposes of Options, the value is determined relative to the exercise price of such Options.

(9)	Upon termination without cause effective March 31, 2020, Mr. Shaer’s benefits would continue for a period of one year.
(10)	Upon termination without cause effective March 31, 2020, Mr. Stewart would have been entitled to a payment in the amount of $93,988, representing 26 weeks of his base salary.
(11)	Upon termination without cause effective March 31, 2020, Mr. Stewart’s benefits would continue for the minimum amount of time prescribed by the ESA, which is 1 week.

Subject to the specific terms of the NEOs’ respective employment agreements, upon a termination of the NEO without cause, Options, RSUs and other Awards will be treated in accordance with the terms of the Omnibus Incentive Plan.

Potential Payments Upon Termination Following a Change in Control

None of the NEOs are entitled to a payment upon a change of control pursuant to the terms of their respective employment agreements. However, certain of the NEOs’ employment agreements and the Omnibus Incentive Plan address the treatment of Awards held by the NEOs in the event of a termination following a change of control. The following table sets forth the details regarding the value to be received by each of the NEOs, assuming a termination following a change of control occurred on March 31, 2020:

Name and Position	Cash Payment ($)	Accelerated Awards ($)	Benefits ($)	Total ($)
David Klein, Chief Executive Officer	N/A	-	N/A	-
Mike Lee, Chief Financial Officer	N/A	(1)	N/A	-
Rade Kovacevic, President & Chief Product Officer	N/A	-	N/A	-
Phil Shaer, Chief Legal Officer	N/A	409,333(2)	N/A	-
Thomas Stewart, Vice President, Chief Accounting Officer	N/A	-	N/A	-

Notes:
(1)
Pursuant to the Lee Agreement, if Mr. Lee is terminated without cause within one year following a Change in Control (as defined in the Lee Agreement), any unvested Options held by Mr. Lee will vest. The value attributed to such Awards is calculated based on the number of Awards and the closing price of the Shares on the TSX on March 31, 2020. For the purposes of Options, such value is determined relative to the exercise price of such Options. For all Awards the exercise price is above the market price of the Shares at March 31, 2020.

(2)
Pursuant to the Shaer Agreement, any unvested Options or RSUs held by Mr. Shaer will vest if (a) the Shaer Agreement is terminated by the Company for any reason other than for cause within one year following a Change of Control (as defined in the Shaer Agreement); or (b) Mr. Shaer resigns within 60 days of either (i) being demoted or having his responsibilities materially reduced without his consent within one year following a Change of Control; or (ii) Mr. Shaer’s overall target rate of compensation is reduced within one year following a Change of Control. In such circumstances, Mr. Shaer is entitled to receive any payments and benefits as though the Shaer Agreement was terminated without cause. The value attributed to such Awards is calculated based on the number of Awards and based upon the closing price of the Shares on the TSX on March 31, 2020. For the purposes of Options, such value is determined relative to the exercise price of such Options.

CEO Pay Ratio

Set forth below is the annual total compensation of our median employee, the annual total compensation of our Chief Executive Officer, Mr. Klein (adjusted in accordance with the SEC’s pay ratio rules due to his service as CEO for only a portion of Fiscal 2020), and the ratio of those two values:

•	The Fiscal 2020 annual total compensation of the median employee of Canopy (other than our Chief Executive Officer, Mr. Klein) was $32,386;

•	The Fiscal 2020 annual total compensation of our Chief Executive Officer, Mr. Klein, was US$33,772,706 (or approximately C$44,916,485);

•	For Fiscal 2020, the ratio of the annual total compensation of the CEO to the median annual total compensation of all our other employees was 1,042 to 1.

Background

To identify our median employee, we used our entire employee population as of March 31, 2020, and measured compensation based on annualized base pay and bonuses, year-to-date overtime and other year-to-date cash wages including allowances.

After identifying our median employee, who is located in Canada, we calculated Fiscal 2020 total compensation using the same methodology that we use to determine our NEOs’ annual total compensation for the Summary Compensation Table. Amounts that were originally paid or recorded in Canadian dollars were converted to US dollars using the Bloomberg average exchange rate of C$1.00 to US$0.7519 for the 12-month period ended March 31, 2020.

This pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll and employment records, pursuant to the methodology described above. The SEC rules for identifying the median employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices. As such, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may use different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

Director Compensation

The Company’s director compensation program is designed to attract and retain qualified individuals to serve on the Board. The CGCN Committee assesses the director compensation program annually and makes recommendations with respect to director compensation to the Board. For Fiscal 2020, non-employee directors received the following amounts in connection with their services to the Company in their capacity as directors:

2020 Fees(1)	Annual Amount (C$)
Lead Director Retainer	200,000 (US$150,380)
Chair Retainer(2)	225,000 (US$169,178)
Board Retainer	150,000 (US$112,785)
Annual Equity Grant – Chair - RSUs(2)	225,000 (US$169,178)
Annual Equity Grant – Non- Chair Board Member- RSUs	150,000 (US$112,785)
Audit Committee Chair Retainer	30,000 (US$22,557)
Audit Committee Member Retainer	15,000 (US$11,279)
CGCN Committee Chair Retainer	20,000 (US$15,038)
CGCN Committee Member Retainer	15,000 (US$11,279)

Notes:
(1)
All fees are paid on a monthly basis. Mr. Newlands voluntarily waived his right to receive the Board approved director compensation in Fiscal 2020 and Mr. Hanson voluntarily waived his right to receive the Board approved director compensation from June of Fiscal 2020 onwards.

(2)	Effective January 21, 2020 upon the appointment of Ms. Schmeling as Chair of the Board.
(3)
In addition to the fees noted above, during Fiscal 2020 Ms. Schmeling and Mr. Stringham received C$45,000 (or approximately US$33,836) and C$50,000 (or approximately US$37,595), respectively, for serving on an ad hoc CEO search committee.

Director Compensation in Fiscal 2020

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)(3)	Total ($)
John Bell	160,875	-	160,875
Robert Hanson	20,051	-	20,051
William Newlands	-	-	-
Judy A. Schmeling	169,178	153,837	323,104
Peter E. Stringham	157,899	-	157,899
Theresa Yanofsky	-	105,645	105,645
David Lazzarato	-	105,645	105,645

Notes:
(1)
This column reflects the following amounts earned or paid during Fiscal 2020: (i) a cash retainer for Board service and (ii) cash retainers for serving as a committee member, a committee Chair or Chair of the Board.

(2)
The amounts in this column represent the aggregate grant date fair value of the relevant award(s) presented, as determined in accordance with FASB ASC Topic 718, “Compensation—Stock Compensation.” See note 21 of the notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020 regarding assumptions underlying valuation of equity awards.

(3)	As of March 31, 2020, the aggregate number of unvested RSUs held by each non-employee director was as follows:

Name	Number of Unvested RSUs
John Bell	-
Robert Hanson	-
William Newlands	-
Judy A. Schmeling	7,908
Peter E. Stringham	-
Theresa Yanofsky	5,479
David Lazzarato	5,479

Compensation Committee Interlocks and Insider Participation

The following persons served as members of the CGCN Committee during Fiscal 2020:  John K. Bell, Robert Hanson, Judy A. Schmeling and Peter E. Stringham. No person who served as a member of the CGCN Committee during Fiscal 2020 was, during Fiscal 2020, an officer or employee of the Company, and no such person had any relationships with the Company of the type that is required to be disclosed under Item 404 of Regulation S-K, except for Mr. Stringham as described under “Item 13. Certain Relationships and Related Person Transactions—Other Transactions.” During Fiscal 2020, none of our executive officers served as a member of the board of directors or compensation committee (or other board committee performing equivalent functions) of another entity one of whose executive officers served on the CGCN Committee or the Board.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

Beneficial Ownership of Canopy Growth Corporation

The following table sets forth information, based on data provided to us or filed with the SEC, with respect to beneficial ownership of our Shares as of the July 28, 2020, the record date (the “Record Date”) for determining the Shareholders entitled to receive notice of and to vote at the Meeting, by (i) all persons known by us to own beneficially more than 5% of our outstanding Shares, (ii) each of our NEOs named in the Summary Compensation Table included under “Executive Compensation” herein, (iii) each of our directors and (iv) all of our current directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to such securities. Except as otherwise indicated, all persons listed below have sole voting power and dispositive power with respect to the Shares beneficially owned by them, subject to applicable community property laws. Except as otherwise indicated, the address for each Shareholder listed below is c/o Canopy Growth Corporation, 1 Hershey Drive, Smiths Falls, Ontario, K7A 0A8. The percentages below are based on 371,186,482 Shares outstanding as of the Record Date.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned		Percent of Class
Greater than 5% Shareholders
CBI Group (2)	281,999,255	(3)	55.2%

Directors, Nominees and Named Executive Officers
Judy Schmeling	2,636	(4)	*
Robert Hanson	3,367	(5)	*
David Klein	-		*
William Newlands	-		*
David Lazzarato	1,826	(4)	*
Theresa Yanofsky	1,826	(4)	*
Mike Lee	150,000	(6)	*
Rade Kovacevic	544,099	(7)	*
Phil Shaer	105,333	(8)	*
Thomas Stewart	27,500	(6)	*
Jim Sabia	1,500	(9)	*
Mark Zekulin	516,667	(6)	*
Bruce Linton	3,117,169	(10)	*
Tim Saunders	458,333	(6)	*
Current Directors and Executive Officers as a Group (11 persons)	947,643		*
* Less than 1%.

Notes:

(1)	Except as otherwise indicated, the address for each Shareholder listed is c/o Canopy Growth Corporation, 1 Hershey Drive, Smiths Falls, Ontario, K7A 0A8.
(2)	This beneficial owner’s address is 207 High Point Drive, Building 100, Victor, New York 14564.
(3)
Consists of 37,753,802 Shares held by Greenstar, 104,500,000 shares held by CBG and 139,745,453 Share purchase warrants held by CBG that are exercisable within 60 days of the Record Date. According to the Schedule 13D/A (Amendment No. 5) filed with the SEC on May 4, 2020 by CBG, Greenstar, Greenstar Canada Investment Corporation (“GCIC”), Constellation Brands Canada Holdings ULC (“CBCH ULC”), Constellation Capital LLC (“CC LLC”), Constellation International Holdings Limited (“CIHL Limited”) and CBI, each of Greenstar, GCIC, CBCH ULC, CC LLC and CIHL Limited has shared voting and dispositive power over 37,753,802 Shares and CBI has shared voting and dispositive power over 281,999,255 Shares.

(4)	Consists of RSUs that will, subject to continued service on the Board, vest and convert into Shares within 60 days of the Record Date.
(5)	Consists of Shares held directly by Mr. Hanson.
(6)	Consists of Shares that can be acquired through the exercise of Options exercisable within 60 days of the Record Date.
(7)
Consists of (i) 12,829 Shares owned solely by Mr. Kovacevic, (ii) 280,290 Shares held jointly with Mr. Kovacevic’s spouse, (iii) 4,314 Shares held by Mr. Kovacevic’s spouse as custodian for a minor under a Gift to Minors Act or as a legal guardian for a minor and (iv) 246,666 Shares that can be acquired through the exercise of Options exercisable within 60 days of the Record Date.

(8)	Consists of (i) 2,000 Shares held directly by Mr. Shaer and (ii) 103,333 Shares that can be acquired through the exercise of Options exercisable within 60 days of the Record Date.
(9)	Consists of Shares held jointly with Mr. Sabia’s spouse.
(10)
Based on reports filed by Mr. Linton on the Canadian System for Electronic Disclosure by Insiders (“SEDI”) on or prior to his termination as co-CEO on July 2, 2019, Mr. Linton (i) directly owns 241,166 Shares (ii) owns 105,486 Shares through GMP Securities Inc. “ITF Bruce Linton” and (iii) controls 2,258,380 Shares through HBAM. In addition, this number includes of 512,137 Shares that can be acquired through the exercise of Options exercisable within 60 days of the Record Date.

Beneficial Ownership of Canopy Growth Corporation’s Subsidiary Canopy Rivers Inc.

The following table sets forth information, based on data provided to us or filed on SEDAR, with respect to beneficial ownership of the shares of Canopy’s subsidiary Canopy Rivers Inc. (“Canopy Rivers”) as of the Record Date for (i) all persons known by us to own beneficially more than 5% of Canopy Rivers’ outstanding Shares, (ii) each of our NEOs named in the Summary Compensation Table included under “Executive Compensation” herein, (iii) each of our directors and (iv) all of our current directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to such securities. Except as otherwise indicated, all persons listed below have sole voting power and dispositive power with respect to the Shares beneficially owned by them, subject to applicable community property laws. Except as otherwise indicated, the address for each shareholder listed below is c/o Canopy Growth Corporation, 1 Hershey Drive, Smiths Falls, Ontario, K7A 0A8.

The authorized capital of Canopy Rivers consists of an unlimited number of Class A common shares designated as subordinated voting shares (the “Subordinated Voting Shares”) and unlimited number of Class B common shares designated as multiple voting shares (the “Multiple Voting Shares”). Each Subordinated Voting Share carries the right to one vote per share and each Multiple Voting Share carries the right to 20 votes per share. The Company is the sole holder of the Multiple Voting Shares. 36,468,318 multiple voting shares of Canopy Rivers are issued and outstanding. As of March 31, 2020, 155,642,691 Subordinated Voting Shares and, together with the Multiple Voting Shares, 192,111,009 shares of Canopy Rivers were issued and outstanding.

The table below reflects beneficial ownership of the Subordinated Voting Shares only, as Canopy is the sole holder of Multiple Voting Shares. The percentages below are based on 155,642,691 Subordinated Voting Shares outstanding as of March 31, 2020. Taking into account the Multiple Voting Shares and the Subordinated Voting Shares Canopy beneficially owns, Canopy has a 27.3% ownership interest in Canopy Rivers and 84.4% of the voting power of Canopy Rivers as of the Record Date, based on the shares of Canopy Rivers outstanding as of March 31, 2020.

Canopy Rivers’ Subordinated Voting Shares trade on the TSX under the ticker symbol “RIV.”

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned		Percent of Class
Greater than 5% Shareholders
Canopy Growth Corporation	15,223,938		9.8%

Directors, Nominees and Named Executive Officers
Judy Schmeling	-		-
Robert Hanson	-		-
David Klein	-		-
William Newlands	-		-
David Lazzarato	-		-
Theresa Yanofsky	-		-
Mike Lee	-		-
Rade Kovacevic	583,333		*
Phil Shaer	167,034		*
Thomas Stewart	-		-
Jim Sabia	-		-
Mark Zekulin	950,001	(2)	*
Bruce Linton	2,041,667	(3)	1.3%
Tim Saunders	1,124,333	(4)	*
Current Directors and Executive Officers as a Group (11 persons)	4,866,368	(5)	3.1%
* Less than 1%.

Notes:

(1)	Except as otherwise indicated, the address for each Shareholder listed is c/o Canopy Growth Corporation, 1 Hershey Drive, Smiths Falls, Ontario, K7A 0A8.
(2)
Based on reports filed by Mr. Zekulin on SEDI on or prior to his resignation as CEO on December 21, 2019. Consists of (i) 816,667 Subordinated Voting Shares held directly by Mr. Zekulin and (ii) 133,334 Subordinated Voting Shares that can be acquired through the exercise of options exercisable within 60 days of the Record Date.

(3)
Based on reports filed by Mr. Linton on SEDI on or prior to his termination as co-CEO on July 2, 2019. Consists of (i) 1,841,667 Subordinated Voting Shares held directly by Mr. Linton and (ii) 200,000 Subordinated Voting Shares that can be acquired through the exercise of options exercisable within 60 days of the Record Date.

(4)
Based on reports filed by Mr. Saunders on SEDI on or prior to his resignation as CFO on June 1, 2019. Consists of (i) 924,333 Subordinated Voting Shares held directly by Mr. Saunders and (ii) 200,000 Subordinated Voting Shares that can be acquired through the exercise of options exercisable within 60 days of the Record Date.

(5)	See footnotes (1) through (3).

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Person Transactions

We or one of our subsidiaries may occasionally enter into transactions with certain “related persons” as defined in Item 404 of Regulation S-K. Related persons include our executive officers, directors, Nominees, persons owning 5% or more of the Shares, immediate family members of these persons and entities in which one of these persons has a direct or indirect material interest. We generally refer to transactions with these related persons as “related person transactions”.

Relationship with CBI Group

The CBI Group Investment

On November 2, 2017, Greenstar invested C$245 million (or approximately US$184 million) in Canopy in exchange for (i) 18,876,901 Shares; and (ii) 18,876,901 Share purchase warrants exercisable at an exercise price per Share of C$12.9783 (or approximately US$10.1218) (the “Greenstar Warrants”). The Greenstar Warrants were exercised on May 1, 2020 for aggregate gross proceeds of approximately C$245 million (or approximately US$191 million). Upon issuance, the Shares represented approximately 5.1% of our issued and outstanding Shares.

In connection with our offering of 4.25% convertible senior notes due 2023 (the “Canopy Notes”) pursuant to an indenture dated June 20, 2018, among Canopy Growth, GLAS Trust Company LLC and Computershare Trust Company of Canada, Greenstar purchased C$200 million (or approximately US$152 million) worth of Canopy Notes, which are convertible in certain circumstances and subject to certain conditions into an aggregate of 4,151,540 Shares.

On November 1, 2018, CBG invested C$5.073 billion (or approximately US$3.867 billion) in Canopy in exchange for (i) 104,500,000 Shares at a price of C$48.54 (or approximately US$37.00) per Share, and (ii) 139,745,453 Share purchase warrants (the “CBG Warrants”), of which 88,472,861 CBG Warrants (the “Tranche A Warrants”) had an exercise price of C$50.40 (or approximately US$38.42) and were exercisable until November 1, 2021 and the remaining 51,272,592 CBG Warrants (the “Final Warrants”) had an exercise price based on the five-day volume weighted average price of the Shares on the TSX at the time of exercise and will become immediately exercisable only following the exercise of the Tranche A Warrants.

On April 18, 2019 CBG and Canopy entered into the Investor Rights Agreement and a consent agreement. In connection with these agreements, on June 27, 2019 Canopy also amended the terms of the Tranche A Warrants and the Final Warrants as follows: (a) extended the term of the Tranche A Warrants to November 1, 2023 and the term of the Final Warrants to November 1, 2026, (b) replaced the Final Warrants by two tranches of warrants (the “Tranche B Warrants” and the “Tranche C Warrants”) with different terms: the Tranche B Warrants are exercisable to acquire 38,454,444 million Shares at a price of C$76.68 (or approximately US$57.66) per Share and the Tranche C Warrants are exercisable to acquire 12,818,148 Shares at a price equal to the 5-day volume-weighted average price of the Shares immediately prior to exercise.

As of May 29, 2020, the CBI Group holds, in the aggregate, 142,253,802 Shares, 139,745,453 CBG Warrants and C$200 million (or approximately US$150 million) principal amount of Canopy Notes. The Shares held by the CBI Group represent approximately 38.6% of the issued and outstanding Shares. Assuming full exercise of the CBG Warrants and full conversion of the Canopy Notes, the CBI Group would hold 286,150,795 Shares, representing approximately 55.8% of the issued and outstanding Shares (assuming no other changes in Canopy’s issued and outstanding Shares), calculated in accordance with applicable securities laws.

Investor Rights Agreement

Canopy and the CBI Group entered into the Investor Rights Agreement pursuant to which the CBI Group has certain governance rights which are summarized below.

Board Representation

Pursuant to the Investor Rights Agreement, the CBI Group is entitled to designate four nominees for election or appointment to the Board for so long as the CBI Group holds the Target Number of Shares.

Approval and Other Rights

The Investor Rights Agreement provides that so long as the CBI Group continues to hold at least the Target Number of Shares, the Board will not: (i) propose or resolve to change the size of the Board, except where otherwise required by law, or with the consent of CBG; or (ii) present a slate of Board nominees to Shareholders for election that is greater than or fewer than seven directors.

Pursuant to the Investor Rights Agreement, for so long as the CBI Group continues to hold at least the Target Number of Shares, we will not, without the prior written consent of CBG, among other things, (a) consolidate or merge into or with another person or enter into any other similar business combination, including pursuant to any amalgamation, arrangement, recapitalization or reorganization, other than a consolidation, merger or other similar business combination of any wholly-owned subsidiary or an amalgamation or arrangement involving a subsidiary with a another person in connection with a permitted acquisition; (b) acquire any shares or similar equity interests, instruments convertible into or exchangeable for shares or similar equity interests, assets, business or operations with an aggregate value of more than C$250 million (or approximately US$195 million), in a single transaction or a series of related transactions; (c) sell, transfer, lease, pledge or otherwise dispose of any of its or any of its subsidiaries’ assets, business or operations (in a single transaction or a series of related transactions) in the aggregate with a value of more than C$20 million (or approximately US$16 million); or (d) make any changes to our policy with respect to the declaration and payment of any dividends on the Shares.

In accordance with the Investor Rights Agreement, CBI Group will be permitted, prior to the exercise or expiry of all of the CBG Warrants, to purchase up to 20,000,000 Shares (subject to customary adjustments for Share splits, consolidations or other changes to the outstanding Share capital of a similar nature): (i) on the TSX, the NYSE or any other stock exchange, marketplace or trading market on which the Shares are then listed; or (ii) through private agreement transactions with existing holders of Shares, provided that CBG must promptly notify Canopy of any acquisition of Shares.

Exclusivity Covenant and Termination

In addition, the Investor Rights Agreement provides that, subject to certain conditions, so long as the CBI Group continues to hold at least the Target Number of Shares, the CBI Group will adhere to certain non-competition restrictions including that the Company will be their exclusive strategic vehicle for cannabis products of any kind anywhere in the world (subject to limited exceptions. Further, the CBI Group agreed, for a limited period of time and subject to certain exceptions, to certain post-termination, non-competition restrictions, which include not pursuing other cannabis opportunities and not directly or indirectly participating in a competing business anywhere in the world.

The Investor Rights Agreement will terminate upon the earlier of: (i) the mutual consent of the parties; (ii) the date on which the CBI Group owns less than 33,000,000 Shares; and (iii) the date of a non-appealable court order terminating the Investor Rights Agreement under certain circumstances.

Pre-Emptive Rights and Top-Up Rights

Additionally, under the Investor Rights Agreement, the CBI Group has certain pre-emptive rights as well as certain top-up rights in order to maintain its pro rata equity ownership position in Canopy in connection with any offering or distribution of securities by Canopy (subject to certain exceptions).

Consent Agreement

In addition to the amendments to the CBG Warrants, pursuant to the Consent Agreement, the Company agreed that without the prior written consent of CBG, such consent not to be unreasonably withheld, the Company will not (i) exercise its right to acquire all of the issued and outstanding shares of Acreage Holdings, Inc. (“Acreage”) prior to the date federal laws in the United States are amended to permit the general cultivation, distribution and possession of marijuana (as defined in 21 U.S.C 802) or to remove the regulation of such activities from the federal laws of the United States; (ii) amend, modify, supplement or restate the arrangement agreement with Acreage (“Acreage Arrangement Agreement”); or (iii) waive any terms, covenants or conditions set forth in the Acreage Arrangement Agreement.

In addition, we agreed that, in the event that CBG exercises the Tranche A Warrants in full, the Company will purchase for cancellation the lesser of (i) 27,378,866 Shares, and (ii) Shares with a value of C$1,582,995,262 (or approximately US$1,190,254,137), during the period commencing on April 18, 2019 and ending on the date that is 24 months after the date that CBG exercises all of the Tranche A Warrants. If, for any reason, we do not purchase for cancellation the Shares within such period, we are required to pay to CBG an amount (the “Credit Amount”), as liquidated damages, equal to the difference between: (i) C$1,582,995,262 (or approximately US$1,190,254,137); and (ii) the actual purchase price we paid in purchasing Shares pursuant to the Consent Agreement. The Credit Amount will reduce the aggregate exercise price otherwise payable by CBG upon each exercise of the Final Warrants (including those Final Warrants reclassified as tranche C warrants).

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

In addition, some of our officers and directors have relationships with or are/were employed by the CBI Group, which include the following:

•	David Klein, our Chief Executive Officer, previously served as Executive Vice President and Chief Financial Officer of CBI;

•	Mike Lee, our Chief Financial Officer, previously served as Senior Vice President and Chief Financial Officer, Wine & Spirits at CBI;

•	Thomas Stewart, our Chief Accounting Officer, previously served as Senior Director, Global Accounting at CBI;

•	William Newlands, one of our directors, currently serves as the Chief Executive Officer and President of CBI and is also a director of CBI;

•	Robert Hanson, one of our directors, currently serves as the President, Wine & Spirits at CBI;

•	Judy Schmeling, the chair of the Board and the chair of the Audit Committee, is also a director of CBI; and

•	Jim Sabia, a Board observer and Nominee, serves as Executive Vice President and Chief Marketing Officer of CBI.

Other Transactions

In Fiscal 2019, the Company entered into an agreement with Hot Tomali Communications Inc. (“Hot Tomali”), and entity controlled by Thomas Stringham, the son of Peter Stringham, a former director of the Company. Hot Tomali provided consulting and professional services to the Company for the purpose of setting up training platforms for multiple brands across several countries. Between March 2019 and March 2020, the Company paid Hot Tomali fees totaling approximately C$1,940,679 (approximately US$1,459,197) for services rendered. At the time the Company entered into the agreement with Hot Tomali, by virtue of the Company’s status as a “foreign private issuer” under SEC rules, the members of the Audit Committee were only subject to the independence criteria contained in Rule 10A‑3 under the Exchange Act and not the definition of “independent director” under Section 303A.02 of the NYSE Listed Company Manual (the “NYSE General Independence Rule”). At such time and until his resignation from the Board on March 31, 2020, Mr. Stringham was considered an independent director in accordance with NI 52-110 and Rule 10A-3. Further, the Related Party Transaction Policy adopted by the Board on March 23, 2020 was not in effect at the time the agreement with Hot Tomali was entered into. In anticipation of the Company no longer qualifying as a “foreign private issuer” and, as a result, being required to comply with all of the NYSE corporate governance rules, the Company advised Mr. Stringham of the NYSE General Independence Rule and that the Company’s agreement with Hot Tomali and the fees paid thereunder made him ineligible to serve on the Audit Committee when the Company became subject to all the NYSE corporate governance rules on April 1, 2020. Mr. Stringham resigned as a director on March 31, 2020.

On May 12, 2017, the Company advanced C$503,333 (approximately US$392,549) to certain employees, officers, directors and consultants of the Company, which was used by such individuals to purchase shares in the capital of Canopy Rivers Corporation, a subsidiary of the Company (which were subsequently exchanged for Subordinated Voting Shares of Canopy Rivers in connection with its going public transaction in September 2018). The shares acquired by each individual through these share purchase loans were placed in trust and vested in tranches over three years. On May 8, 2018, in advance of the Company’s listing on NYSE, share purchase loans in the amount of approximately C$287,500 (approximately US$219,161) were repaid by the Company’s directors and officers at such time. As of April 1, 2019, the principal amount of the Company’s loan to Mr. Kovacevic, being C$29,167 (approximately US$22,234) remained outstanding. Following Mr. Kovacevic’s promotion as an officer of the Company on July 2, 2019, Mr. Kovacevic repaid the full amount of the share purchase loan.

Policy Regarding Related Person Transactions

The Board and the CGCN Committee adopted a written policy on March 23, 2020 providing that all related person transactions or series of similar transactions required to be disclosed pursuant to SEC Regulation S-K Item 404(a) must be presented to the CGCN Committee for pre-approval or ratification. The policy requires each of our (i) directors or director nominees, (ii) executive officers, and (iii) security holders known by the Company to own of record or to beneficially own more than 5% of any class of our voting securities to notify the Chief Legal Officer promptly and, whenever possible, in advance of the occurrence of any potential related person transaction in which such person is directly or indirectly involved.

The Chief Legal Officer is responsible for reviewing all potential related person transactions and taking reasonable steps to ensure that all related person transactions requiring disclosure under Item 404(a) of Regulation S–K are presented to the CGCN Committee for pre-approval or ratification by members of the committee in their discretion at the committee’s next regularly scheduled meeting or, if deemed appropriate, by consent in lieu of a meeting. No director may engage in a vote to pre-approve or ratify any related person transaction in which he or she or any member of his or her immediate family has a material interest; provided, however, that such director must provide any information concerning such related person transaction that the CGCN Committee may reasonably request. If a potential related person transaction involves the Chief Legal Officer, the Chief Financial Officer would assume the responsibilities of the Chief Legal Officer under the policy with respect to that transaction.

The CGCN Committee may consider all factors it deems relevant when determining whether to approve or ratify a related person transaction. In the context of evaluating potential transactions, the CGCN Committee may consider, among other factors, the nature of the transaction and the related person’s interest in the transaction, the size of the transaction, whether we are able to engage in a comparable transaction with an unaffiliated party on more favorable terms, the benefit of the transaction to us, and the impact of the transaction on the related person. Following the adoption of this policy, we are not aware of any related person transaction required to be reported under Regulation S-K Item 404(a) that has not been pre-approved or ratified pursuant to this policy.

Director Independence

The Board is currently comprised of six directors: Judy Schmeling (Chair), David Klein, William Newlands, Robert L. Hanson, Theresa Yanofsky, and David Lazzarato. Jim Sabia currently serves as a Board observer. Please see the biographies of individual directors under Item 10 above. As of the date this Amendment, a majority of the directors of the Company meet the independence requirements for a director in accordance with Section 1.4 of NI 52-110 and the applicable NYSE Rules. The Board has determined that six of the seven Nominees directors of the Company (or approximately 86% of the Nominees), namely Messrs. Hanson, Newlands, Lazzarato and Sabia and Ms. Schmeling and Ms. Yanofsky, have no material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company, and are “independent” within the meaning of such term under Section 303A.02 of the NYSE Rules and NI 52-110. Mr. Klein is not considered independent because of his role as the Chief Executive Officer of the Company. With respect to former Board members who served on the Board during Fiscal 2020, as a “foreign private issuer” as defined under SEC rules, the Company was not required to make any independence determinations under Section 303A.02 of the NYSE Rules with respect to Fiscal 2020. However, former directors Peter E. Stringham and John K. Bell were “independent” within the meaning of NI 52-110. Messrs. Bell and Stringham served on the Audit Committee during Fiscal 2020 and each met the applicable Audit Committee independence requirements under the NYSE Rules and Section 1.4 of NI 52-110.

During the fiscal year ended March 31, 2020, following the conclusion of formal business of each Board meeting, the non-independent directors were asked to leave the meeting and the independent directors held an “in camera” meeting to facilitate open and candid discussion. In addition, any item which could involve a potential conflict of interest among one or more directors is voted on by those directors that are not related to the conflict in question. It is anticipated that “in camera” meetings of the independent directors will continue to be held in this manner during the current fiscal year.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth the fees billed to the Company for the fiscal years ended March 31, 2020 and 2019 for professional services rendered by KPMG.

	2020(1)	2019(1)
Audit Fees(2)	$5,475,543	$3,284,492
Audit-Related Fees(3)	131,364	104,455
Tax Fees(4)	11,022	34,640
Total	$5,617,929	$3,423,587

Notes:
(1)
The amount reported for the fees are converted from Canadian dollars to US dollars using the Bloomberg average exchange rate of $1.00 to US$0.7519 for the 12-month period ended March 31, 2020 and $1.00 to US$0.7623 for the 12-month period ended March 31, 2019.

(2)
“Audit Fees” refers to the aggregate fees billed by KPMG for audit services, including fees incurred in relation to quarterly reviews, procedures in connection with securities filings, and statutory audits.

(3)
“Audit-Related Fees” refers to the aggregate fees billed for assurance and related services by KPMG that are reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under Audit Fees.

(4)	“Tax Fees” refers to the aggregate fees billed for the professional services rendered by KPMG for tax compliance.

Pre-Approval of Audit and Non-Audit Services

The Audit Committee Mandate requires the pre-approval of any and all audit services and permissible non-audit services to be performed by the Company’s independent public accounting firm. All fees and services described in the table above were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) (1)	Financial Statements

See the accompanying Index to Consolidated Financial Statement Schedule on page F-1 of the Original Form 10-K.

(a) (2)	Financial Statement Schedules

See the accompanying Index to Consolidated Financial Statement Schedule on page F-1 of the Original Form 10-K.

(a) (3)	Exhibits

Exhibit Index

Exhibit Number	Description
2.1
Arrangement Agreement dated as of April 18, 2019 by and between Canopy Growth Corporation and Acreage Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2020, filed on June 1, 2020).

2.2
First Amendment to Arrangement Agreement dated as of May 15, 2019 by and between Canopy Growth Corporation and Acreage Holdings, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2020, filed on June 1, 2020).

3.1
Certificate of Incorporation and Articles of Amendment of Canopy Growth Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2020, filed on June 1, 2020).

3.2	Bylaws of Canopy Growth Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2020, filed on June 1, 2020).
4.1
Description of Capital Stock of Canopy Growth Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2020, filed on June 1, 2020).

4.2
Form of Canopy Growth Corporation Common Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2020, filed on June 1, 2020).

4.3
Indenture dated as of June 20, 2018 by and among Canopy Growth Corporation, Glas Trust Company LLC and Computershare Trust Company of Canada (incorporated by reference to Exhibit 99.1 to the Company’s Form 6-K, filed on June 26, 2018).

4.4
Tranche A Amended and Restated Common Share Purchase Warrant dated as of June 27, 2019 granted to CBG Holdings LLC (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2020, filed on June 1, 2020).

4.5
Tranche B Amended and Restated Common Share Purchase Warrant dated as of June 27, 2019 granted to CBG Holdings LLC (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2020, filed on June 1, 2020).

4.6
Tranche C Amended and Restated Common Share Purchase Warrant dated as of June 27, 2019 granted to CBG Holdings LLC (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2020, filed on June 1, 2020).

10.1†	Form of Director and Officer Indemnity Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2020, filed on June 1, 2020).
10.2†
Canopy Growth Corporation Amended and Restated 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2020, filed on June 1, 2020).

10.3†
Form of Stock Option Agreement to Amended and Restated 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2020, filed on June 1, 2020).

10.4†
Form of Restricted Stock Unit Grant Agreement to Amended and Restated 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2020, filed on June 1, 2020).

10.5†
Canopy Growth Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2020, filed on June 1, 2020).

10.6	Non-Employee Director Compensation Table (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2020, filed on June 1, 2020).
10.7‡
Subscription Agreement dated as of October 27, 2017 by and between Greenstar Canada Investment Limited Partnership and Canopy Growth Corporation (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2020, filed on June 1, 2020).

10.8
Subscription Agreement dated as of August 14, 2018 by and between CBG Holdings LLC and Canopy Growth Corporation (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2020, filed on June 1, 2020).

10.9
Second Amended and Restated Investor Rights Agreement dated as of April 18, 2019 by and among CBG Holdings LLC, Greenstar Canada Investment Limited Partnership and Canopy Growth Corporation (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2020, filed on June 1, 2020).

10.10
Consent Agreement dated as of April 18, 2019 by and between Canopy Growth Corporation and CBG Holdings LLC (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2020, filed on June 1, 2020).

10.11†
Executive Employment Agreement dated as of November 20, 2019 by and between Tweed Inc. and Phil Shaer (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2020, filed on June 1, 2020).

10.12†
Executive Employment Agreement dated as of March 13, 2019 by and between Canopy Growth Corporation and Tom Stewart (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2020, filed on June 1, 2020).

10.13†
Executive Employment Agreement dated as of September 21, 2018 by and between Tweed Inc. and Tom Shipley (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2020, filed on June 1, 2020).

10.14†
Consulting Agreement dated as of May 15, 2017 by and among Canopy Growth Corporation, HBAM Holding Inc. and Bruce Linton (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2020, filed on June 1, 2020).

10.15†
Termination Agreement dated as of July 2, 2019 by and among Canopy Growth Corporation, HBAM Holding Inc. and Bruce Linton (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2020, filed on June 1, 2020).

10.16†
Mutual Release dated as of July 2, 2019 by and among Canopy Growth Corporation, HBAM Holding Inc. and Bruce Linton (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2020, filed on June 1, 2020).

10.17†
Executive Employment Agreement dated as of September 21, 2018 by and between Tweed Inc. and Mark Zekulin (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2020, filed on June 1, 2020).

10.18†
Employment Amending Letter dated as of December 9, 2019 by and between Tweed Inc. and Mark Zekulin (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2020, filed on June 1, 2020).

10.19†
Form of Executive Employment Agreement dated as of September 21, 2018 by and between Tweed Inc. and Tim Saunders (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2020, filed on June 1, 2020).

10.20†
Letter Regarding Conclusion of Employment dated as of October 11, 2019 by and between Tweed Inc. and Tim Saunders (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2020, filed on June 1, 2020).

10.21†
Executive Employment Agreement dated as of December 8, 2019 by and between Canopy Growth Corporation and David Klein (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2020, filed on June 1, 2020).

10.22†
Executive Employment Agreement dated as of December 12, 2019 by and between Canopy Growth Corporation and Rade Kovacevic (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2020, filed on June 1, 2020).

10.23†
Executive Employment Agreement dated as of March 31, 2020 by and between Canopy Growth Corporation and Mike Lee (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2020, filed on June 1, 2020).

14.1
Canopy Growth Corporation Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2020, filed on June 1, 2020).

21.1	List of Subsidiaries of Canopy Growth Corporation (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2020, filed on June 1, 2020).
23.1
Consent of KPMG, LLP, Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2020, filed on June 1, 2020).

24.1	Power of Attorney (incorporated by reference to Exhibit 24.1 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2020, filed on June 1, 2020).
31.1
Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2020, filed on June 1, 2020).

31.2
Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2020, filed on June 1, 2020).

31.3*
Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*
Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**
Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2020, filed on June 1, 2020).

32.2**
Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2020, filed on June 1, 2020).

101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS to the Company’s Annual Report on Form 10-K for the period ended March 31, 2020, filed on June 1, 2020).
101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH to the Company’s Annual Report on Form 10-K for the period ended March 31, 2020, filed on June 1, 2020).
101.CAL
XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL to the Company’s Annual Report on Form 10-K for the period ended March 31, 2020, filed on June 1, 2020).

101.DEF
XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF to the Company’s Annual Report on Form 10-K for the period ended March 31, 2020, filed on June 1, 2020).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to Exhibit 101.LAB to the Company’s Annual Report on Form 10-K for the period ended March 31, 2020, filed on June 1, 2020).
101.PRE
XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE to the Company’s Annual Report on Form 10-K for the period ended March 31, 2020, filed on June 1, 2020).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

†	This document has been identified as a management contract or compensatory plan or arrangement.
*	Filed herewith.
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

Canopy Growth Corporation

Date: July 29, 2020	By:	/s/ David Klein
David Klein
Chief Executive Officer (Principal Executive Officer)