Form 10-Q
period 2020-06-30
Canopy Growth Corp
filed 2020-08-10
CIK 1737927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission File Number: 001-38496

Canopy Growth Corporation

(Exact name of registrant as specified in its charter)

Canada	N/A
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 Hershey Drive Smith Falls, Ontario	K7A 0A8
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (855) 558-9333

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, no par value	CGC	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒

As of August 7, 2020, there were 371,272,132 common shares of the registrant issued and outstanding.

Unless otherwise noted or the context indicates otherwise, references in this Quarterly Report on Form 10-Q (“Quarterly Report”) to the “Corporation”, “Canopy Growth”, “we”, “us” and “our” refer to Canopy Growth Corporation,  its direct and indirect wholly owned subsidiaries and, if applicable, its joint ventures and investments accounted for by the equity method; the term “cannabis” means the plant of any species or subspecies of genus Cannabis and any part of that plant, including all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers; and the term “U.S. hemp” has the meaning given to term “hemp” in the U.S. Agricultural Improvement Act of 2018, including hemp-derived cannabidiol (“CBD”).

This Quarterly Report contains references to our trademarks and trade names and to trademarks and trade names belonging to other entities. Solely for convenience, trademarks and trade names referred to in this report may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trademarks or trade names to imply a relationship with, or endorsement or sponsorship of us or our business by, any other companies.

All currency amounts in this Quarterly Report are stated in Canadian dollars, which is our reporting currency, unless otherwise noted. All references to “dollars” or “CDN$” are to Canadian dollars and all references to “US$” are to U.S. dollars.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(in thousands of Canadian dollars, except number of shares and per share data, unaudited)

	June 30, 2020	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$975,870	$1,303,176
Short-term investments	1,060,901	673,323
Restricted short-term investments	16,436	21,539
Amounts receivable, net	72,578	90,155
Inventory	389,800	391,086
Prepaid expenses and other assets	98,362	85,094
Total current assets	2,613,947	2,564,373
Equity method investments	58,654	65,843
Other financial assets	273,624	249,253
Property, plant and equipment	1,508,668	1,524,803
Intangible assets	444,199	476,366
Goodwill	1,929,418	1,954,471
Other assets	17,320	22,636
Total assets	$6,845,830	$6,857,745

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$89,368	$123,393
Other accrued expenses and liabilities	82,981	64,994
Current portion of long-term debt	22,570	16,393
Other liabilities	124,757	215,809
Total current liabilities	319,676	420,589
Long-term debt	477,836	449,022
Deferred income tax liabilities	45,816	47,113
Liability arising from Acreage Arrangement	285,000	250,000
Warrant derivative liability	287,122	322,491
Other liabilities	168,239	190,660
Total liabilities	1,583,689	1,679,875
Commitments and contingencies
Redeemable noncontrolling interest	81,600	69,750
Canopy Growth Corporation shareholders' equity:
Common shares - $nil par value; Authorized - unlimited number of shares; Issued - 370,865,639 shares and 350,112,927 shares, respectively	6,724,245	6,373,544
Additional paid-in capital	2,520,371	2,615,155
Accumulated other comprehensive income	152,415	220,899
Deficit	(4,431,737)	(4,323,236)
Total Canopy Growth Corporation shareholders' equity	4,965,294	4,886,362
Noncontrolling interests	215,247	221,758
Total shareholders' equity	5,180,541	5,108,120
Total liabilities and shareholders' equity	$6,845,830	$6,857,745

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands of Canadian dollars, except number of shares and per share data, unaudited)

	Three months ended June 30,
	2020	2019
Revenue	$119,088	$103,391
Excise taxes	8,672	12,909
Net revenue	110,416	90,482
Cost of goods sold	103,921	72,192
Gross margin	6,495	18,290
Operating expenses
Selling, general and administrative expenses	135,392	145,647
Share-based compensation	30,685	87,362
Asset impairment and restructuring costs	12,794	-
Total operating expenses	178,871	233,009
Operating loss	(172,376)	(214,719)
Loss from equity method investments	(7,189)	(1,833)
Other income (expense), net	48,205	32,768
Loss before income taxes	(131,360)	(183,784)
Income tax recovery (expense)	3,038	(10,267)
Net loss	(128,322)	(194,051)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interest	(19,821)	(8,182)
Net loss attributable to Canopy Growth Corporation	$(108,501)	$(185,869)

Basic and diluted loss per share	$(0.30)	$(0.54)
Basic and diluted weighted average common shares outstanding	363,763,347	346,779,156

Comprehensive loss:
Net loss	$(128,322)	$(194,051)
Other comprehensive (loss) income, net of income tax effect
Fair value changes of own credit risk of financial liabilities	(15,360)	14,610
Foreign currency translation	(53,124)	(60,744)
Total other comprehensive loss, net of income tax effect	(68,484)	(46,134)
Comprehensive loss	(196,806)	(240,185)
Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interest	(19,821)	(8,182)
Comprehensive loss attributable to Canopy Growth Corporation	$(176,985)	$(232,003)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of Canadian dollars, unaudited)

		Additional paid-in capital				Accumulated
	Common shares	Share-based reserve	Warrants	Ownership changes	Redeemable noncontrolling interest	other comprehensive income (loss)	Deficit	Noncontrolling interests	Total
Balance at March 31, 2020	$6,373,544	$517,741	$2,638,951	$(501,403)	$(40,134)	$220,899	$(4,323,236)	$221,758	$5,108,120
Other issuances of common shares and warrants	26,214	(26,798)	-	-	-	-	-	-	(584)
Exercise of warrants	315,256	-	(70,266)	-	-	-	-	-	244,990
Exercise of Omnibus Plan stock options	9,231	(4,509)	-	-	-	-	-	-	4,722
Share-based compensation	-	29,140	-	-	-	-	-	-	29,140
Changes in redeemable noncontrolling interest	-	-	-	-	(22,513)	-	-	10,663	(11,850)
Ownership changes relating to noncontrolling interests	-	-	-	162	-	-	-	2,647	2,809
Comprehensive loss	-	-	-	-	-	(68,484)	(108,501)	(19,821)	(196,806)
Balance at June 30, 2020	$6,724,245	$515,574	$2,568,685	$(501,241)	$(62,647)	$152,415	$(4,431,737)	$215,247	$5,180,541

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of Canadian dollars, unaudited)

		Additional paid-in capital				Accumulated
	Common shares	Share-based reserve	Warrants	Ownership changes	Redeemable noncontrolling interest	other comprehensive income (loss)	Deficit	Noncontrolling interests	Total
Balance at March 31, 2019	$6,029,222	$505,172	$1,589,925	$(500,963)	$(2,110)	$(5,905)	$(835,118)	$285,485	$7,065,708
Other issuances of common shares and warrants	18,600	(18,674)	-	-	-	-	-	-	(74)
Exercise of warrants	897	-	(470)	-	-	-	-	-	427
Exercise of Omnibus Plan stock options	28,671	(12,594)	-	-	-	-	-	-	16,077
Share-based compensation	-	84,769	-	-	-	-	-	-	84,769
Acreage warrant modification	-	-	1,049,153	-	-	-	(2,166,792)	-	(1,117,639)
Changes in redeemable noncontrolling interest	-	-	-	-	615	-	-	(2,715)	(2,100)
Ownership changes relating to noncontrolling interests	-	-	-	(150)	-	-	-	2,830	2,680
Comprehensive loss	-	-	-	-	-	(46,134)	(185,869)	(8,182)	(240,185)
Balance at June 30, 2019	$6,077,390	$558,673	$2,638,608	$(501,113)	$(1,495)	$(52,039)	$(3,187,779)	$277,418	$5,809,663

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of Canadian dollars, unaudited)

	Three months ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(128,322)	$(194,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	17,415	13,587
Amortization of intangible assets	16,632	7,165
Share of loss on equity method investments	7,189	1,833
Share-based compensation	30,685	87,362
Asset impairment and restructuring costs	12,794	-
Income tax (recovery) expense	(3,038)	10,267
Non-cash foreign currency	8,688	2,834
Change in operating assets and liabilities, net of effects from purchases of businesses:
Amounts receivable	17,577	13,506
Prepaid expenses and other assets	(16,059)	(24,009)
Inventory	(10,772)	(50,716)
Accounts payable and accrued liabilities	3,755	(12,582)
Other, including non-cash fair value adjustments	(75,090)	(13,486)
Net cash used in operating activities	(118,546)	(158,290)
Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(61,547)	(211,824)
Purchases of intangible assets	(3,088)	(7,692)
Proceeds on sale of intangible assets	18,337	-
(Purchases) redemption of short-term investments	(382,486)	687,818
Investments in equity method investments	-	(2,824)
Investments in other financial assets	(2,564)	(29,414)
Investment in Acreage Arrangement	-	(395,190)
Recovery of amounts related to construction financing	10,000	-
Payment of acquisition related liabilities	(4,511)	(21,447)
Net cash outflow on acquisition of noncontrolling interests	(125)	-
Net cash outflow on acquisition of subsidiaries	-	(425,024)
Net cash used in investing activities	(425,984)	(405,597)
Cash flows from financing activities:
Payment of share issue costs	(595)	(74)
Proceeds from issuance of shares by Canopy Rivers	92	86
Proceeds from exercise of stock options	4,722	16,077
Proceeds from exercise of warrants	244,990	427
Issuance of long-term debt	4,439	-
Repayment of long-term debt	(6,345)	(98,207)
Net cash provided by (used in) financing activities	247,303	(81,691)
Effect of exchange rate changes on cash and cash equivalents	(30,079)	(18,620)
Net decrease in cash and cash equivalents	(327,306)	(664,198)
Cash and cash equivalents, beginning of period	1,303,176	2,480,830
Cash and cash equivalents, end of period	$975,870	$1,816,632
Supplemental disclosure of cash flow information
Cash received during the period:
Income taxes	$2,000	$-
Cash paid during the period:
Income taxes	$408	$-
Noncash investing and financing activities
Additions to property, plant and equipment	$17,337	$124,427

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of Canadian dollars, unaudited)

1.  DESCRIPTION OF BUSINESS

Canopy Growth Corporation is a publicly traded corporation, incorporated in Canada, with its head office located at 1 Hershey Drive, Smiths Falls, Ontario. References in these condensed interim consolidated financial statements to “Canopy Growth” or “the Company” refer to Canopy Growth Corporation and its subsidiaries.

The principal activities of the Company are the production, distribution and sale of cannabis as regulated by the Access to Cannabis for Medical Purposes Regulations (“ACMPR”) in Canada, up to and including October 16, 2018. On October 17, 2018, the ACMPR was superseded by The Cannabis Act which regulates the production, distribution, and possession of cannabis for both medical and adult recreational access in Canada. The Company is also expanding to jurisdictions outside of Canada where federally lawful and regulated for cannabis and/or hemp including subsidiaries which operate in the United States, Europe, Latin America and the Caribbean, and Asia / Pacific. Through its partially owned subsidiary Canopy Rivers Inc. (“Canopy Rivers”), the Company also provides growth capital and a strategic support platform that pursues investment opportunities in the global cannabis sector, where federally lawful.

2.  BASIS OF PRESENTATION

These condensed interim consolidated financial statements have been presented in Canadian dollars and are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Canopy Growth has determined that the Canadian dollar is the most relevant and appropriate reporting currency as, despite continuing shifts in the relative size of our operations across multiple geographies, the majority of our operations are conducted in Canadian dollars and our financial results are prepared and reviewed internally by management in Canadian dollars. Our condensed interim consolidated financial statements, and the financial information contained herein, are reported in thousands of Canadian dollars, except share and per share amounts or as otherwise stated.

Certain information and footnote disclosures normally included in the audited annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted or condensed. These condensed interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2020 (the “Annual Report”), and have been prepared on a basis consistent with the accounting policies as described in the Annual Report.

These condensed interim consolidated financial statements are unaudited and reflect adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods in accordance with U.S. GAAP.

The results reported in these condensed interim consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for an entire fiscal year. The policies set out below are consistently applied to all periods presented, unless otherwise noted.

Principles of consolidation

The accompanying condensed interim consolidated financial statements include the accounts of the Company and all entities in which the Company either has a controlling voting interest or is the primary beneficiary of a variable interest entity. All intercompany accounts and transactions have been eliminated on consolidation. Information on the Company’s subsidiaries with noncontrolling interests is included in Note 21.

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

Equity method investments

Investments accounted for using the equity method include those investments where the Company (i) can exercise significant influence over the other entity and (ii) holds common stock and/or in-substance common stock of the other entity. Under the equity method, investments are carried at cost, and subsequently adjusted for the Company’s share of net income (loss), comprehensive income (loss) and distributions received from the investee. If the current fair value of an investment falls below its carrying amount, this may indicate that an impairment loss should be recorded. Any impairment losses recognized are not reversed in subsequent periods. Refer to Note 9 for additional information on the Company’s investments accounted for using the equity method.

Use of estimates

The preparation of these condensed interim consolidated financial statements and accompanying notes in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

New accounting policies

Recently Adopted Accounting Pronouncements

Measurement of Credit Losses on Financial Instruments

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Adoption of ASU 2016-13 will require financial institutions and other organizations to use forward-looking information to better formulate their credit loss estimates. Canopy Growth adopted the new standard as of April 1, 2020. There was no impact of adopting ASU 2016-13 on the condensed interim consolidated financial statements.

Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820) (“ASU 2018-13”). ASU 2018-13 adds, modifies, and removes certain fair value measurement disclosure requirements. Canopy Growth adopted the new standard as of April 1, 2020. There was no impact of adopting ASU 2018-13 on the condensed interim consolidated financial statements.

Accounting Guidance not yet adopted

Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which among other things, eliminates certain exceptions in the current rules regarding the approach for intraperiod tax allocations and the methodology for calculating income taxes in an interim period, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for annual and interim periods beginning after December 15, 2020. Early adoption is permitted. The Company is evaluating the impact on the consolidated financial statements and expects to implement the provisions of ASU 2019-12 effective April 1, 2021.

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). ASU 2020-01 clarifies the interaction of accounting for the transition into and out of the equity method. The new standard also clarifies the accounting for measuring certain purchased options and forward contracts to acquire investments. The guidance in ASU 2020-01 is effective for annual and interim periods beginning after December 15, 2020, with early adoption permitted. The Company is evaluating the impact on the consolidated financial statements and expects to implement the provisions of ASU 2020-01 effective April 1, 2021.

3.  ASSET IMPAIRMENT AND RESTRUCTURING COSTS

In the year ended March 31, 2020, the Company commenced an organizational and strategic review of its business which resulted in several restructuring actions designed to improve organizational focus, streamline operations and align the Company’s production capability with projected demand. In the three months ended June 30, 2020, the Company completed certain of the restructuring actions that had commenced in the previous fiscal year, and recorded final adjustments related to changes in certain estimates recorded at March 31, 2020. In addition, the Company incurred additional costs in the three months ended June 30, 2020, related primarily to the rationalization of our marketing organization in the current period. As a result, in the three months ended June 30, 2020, the Company recognized asset impairment and restructuring costs of $12,794 in relation to (i) costs associated with the closure of certain of the Company’s Canadian production facilities; (ii) completing the exit of the Company’s operations in South Africa and Lesotho; and (iii) employee-related costs associated with rationalizing certain marketing activities.

4.  CASH AND CASH EQUIVALENTS

The components of cash and cash equivalents are as follows:

	June 30,	March 31,
	2020	2020
Cash	$508,047	$679,581
Cash equivalents	467,823	623,595
	$975,870	$1,303,176

5.  SHORT-TERM INVESTMENTS

The components of short-term investments are as follows:

	June 30,	March 31,
	2020	2020
Term deposits	$626,470	$374,000
Government securities	195,789	226,087
Commercial paper and other	238,642	73,236
	$1,060,901	$673,323

The amortized cost of short-term investments at June 30, 2020 is $1,060,890 (March 31, 2020 – $673,022).

6.  AMOUNTS RECEIVABLE, NET

The components of amounts receivable, net are as follows:

	June 30,	March 31,
	2020	2020
Accounts receivable, net	$42,222	$51,166
Interest receivable	14,215	10,303
Indirect taxes receivable	5,348	22,982
Other receivables	10,793	5,704
	$72,578	$90,155

Included in the accounts receivable, net balance at June 30, 2020 is an allowance for doubtful accounts of $917 (March 31, 2020 – $655).

7.  INVENTORY

The components of inventory are as follows:

	June 30,	March 31,
	2020	2020
Raw materials, packaging supplies and consumables	$49,581	$75,507
Work in progress	260,028	255,934
Finished goods	80,191	59,645
	$389,800	$391,086

In the three months ended June 30, 2020, the Company recorded write-downs related to inventory of $19,386 (three months ended June 30, 2019 – $4,789) in cost of goods sold.

8.  PREPAID EXPENSES AND OTHER ASSETS

The components of prepaid expenses and other assets are as follows:

	June 30,	March 31,
	2020	2020
Prepaid expenses	$51,202	$41,423
Deposits	18,752	7,773
Prepaid inventory	17,160	21,217
Other assets	11,248	14,681
	$98,362	$85,094

9.  EQUITY METHOD INVESTMENTS

The following table presents changes in the Company’s investments in associates that are accounted for using the equity method in the three months ended June 30, 2020:
			Balance at	Share of	Balance at
		Ownership	March 31,	net (loss)	June 30,
Entity	Instrument	percentage	2020	income	2020
PharmHouse	Shares	49%	$37,025	$(4,656)	$32,369
More Life	Shares	40%	10,300	-	10,300
CanapaR	Shares	49%	8,500	(329)	8,171
Agripharm	Shares	40%	5,000	(2,937)	2,063
Other	Shares	18%-27%	5,018	733	5,751
			$65,843	$(7,189)	$58,654

Where the Company does not have the same reporting date as its investees, the Company will account for its investment one quarter in arrears. Accordingly, certain of the figures in the above table, including the Company’s share of the investee’s net income (loss), are based on the investees’ results for the three months ended March 31, 2020 (with respect to June 30, 2020) with adjustments for any signficant transactions.

The following tables present current and non-current assets, current and non-current liabilities as well as revenues and net loss of the Company’s equity method investments as at and for the three months ended March 31, 2020:

	Current	Non-current	Current	Non-current
Entity	assets	assets	liabilities	liabilities	Revenue	Net loss
PharmHouse	$9,193	$167,022	$85,463	$80,176	$-	$(9,019)
CanapaR	14,006	11,328	2,126	-	110	(669)
Agripharm	6,992	25,034	25,153	1,719	2,468	(7,342)
Other	10,317	22,360	3,996	11,462	1,928	(2,588)
	$40,508	$225,744	$116,738	$93,357	$4,506	$(19,618)

10.  OTHER FINANCIAL ASSETS

The following table outlines changes in other financial assets. Additional details on how the fair value of significant investments are calculated are included in Note 22.

					Exercise of
		Balance at			options /	Balance at
		March 31,		Fair value	disposal	June 30,
Entity	Instrument	2020	Additions	changes	of shares	2020
TerrAscend Canada	Term loan / debenture	$53,820	$-	$10,960	$-	$64,780
TerrAscend	Exchangeable shares	47,000	-	6,000	-	53,000
TerrAscend	Warrants	25,004	-	10,306	-	35,310
PharmHouse	Loan receivable	40,000	-	-	-	40,000
ZeaKal	Shares	14,186	-	(586)	-	13,600
Agripharm	Royalty interest	12,600	-	900	-	13,500
Greenhouse	Convertible debenture	10,517	-	(17)	-	10,500
Other - classified as fair value through net income (loss)	Various	22,495	481	(4,628)	-	18,348
Other - elected as fair value through net income (loss)	Various	9,483	1,519	(1,128)	-	9,874
Other - classified as held for investment	Loan receivable	14,148	600	-	(36)	14,712
		$249,253	$2,600	$21,807	$(36)	$273,624

11.  PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment are as follows:

	June 30,	March 31,
	2020	2020
Buildings and greenhouses	$880,329	$876,732
Production and warehouse equipment	287,002	300,666
Leasehold improvements	76,862	75,964
Land	71,355	65,003
Office and lab equipment	28,538	29,978
Computer equipment	31,844	30,744
Right-of-use-assets
Buildings and greenhouses	148,743	169,754
Production and warehouse equipment	666	927
Assets in process	371,626	365,644
	1,896,965	1,915,412
Less: Accumulated depreciation	(388,297)	(390,609)
	$1,508,668	$1,524,803

Depreciation expense included in cost of goods sold for the three months ended June 30, 2020 is $14,786 (three months ended June 30, 2019 – $9,316). Depreciation expense included in selling, general and administrative expenses for the three months ended June 30, 2020 is $2,629 (three months ended June 30, 2019 – $4,271).

12.  INTANGIBLE ASSETS

The components of intangible assets are as follows:

	June 30, 2020		March 31, 2020
	Gross	Net	Gross	Net
	Carrying	Carrying	Carrying	Carrying
	Amount	Amount	Amount	Amount
Finite lived intangible assets
Licensed brands	$65,826	$49,218	$66,227	$53,797
Distribution channel	73,721	43,622	74,768	47,117
Health Canada and operating licenses	56,200	49,132	63,631	57,250
Intellectual property	220,142	190,843	240,386	215,044
Software and domain names	24,238	17,966	16,056	10,013
Amortizable intangibles in process	4,083	4,083	9,590	9,590
Total	444,210	354,864	470,658	392,811

Indefinite lived intangible assets
Operating licenses		$8,000		$7,000
Acquired brands		81,335		76,555
Total intangible assets		$444,199		$476,366

Amortization expense included in cost of goods sold for the three months ended June 30, 2020 is $702 (three months ended June 30, 2019 – $12). Amortization expense included in selling, general and administrative expenses for the three months ended June 30, 2020 is $15,930 (three months ended June 30, 2019 – $7,153).

13.  GOODWILL

The changes in the carrying amount of goodwill are as follows:

Balance, March 31, 2019	$1,489,859
Purchase accounting allocations	443,724
Finalization of S&B purchase price allocation	(24,990)
Foreign currency translation adjustments	45,878
Balance, March 31, 2020	1,954,471
Foreign currency translation adjustments	(25,053)
Balance, June 30, 2020	$1,929,418

14.  OTHER ACCRUED EXPENSES AND LIABILITIES

The components of other accrued expenses and liabilities are as follows:

	June 30,	March 31,
	2020	2020
Property, plant and equipment	$2,576	$1,173
Professional fees	15,725	7,677
Employee compensation	41,036	33,415
Other	23,644	22,729
	$82,981	$64,994

15.  DEBT

The components of debt are as follows:

Convertible senior notes

		June 30,	March 31,
	Maturity Date	2020	2020
Convertible senior notes at 4.25% interest with semi-annual interest payments	July 15, 2023
Principal amount		$600,000	$600,000
Accrued interest		11,898	5,454
Non-credit risk fair value adjustment		(13,230)	(27,120)
Credit risk fair value adjustment		(112,770)	(128,130)
		485,898	450,204
Transferred receivables, bearing interest rate of EURIBOR plus 0.850%		4,439	4,678
Other revolving debt facility, loan, and financings		10,069	10,533
		500,406	465,415
Less: current portion		(22,570)	(16,393)
Long-term portion		$477,836	$449,022

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

For accounting purposes, the equity conversion feature did not meet the equity classification guidance, therefore the Company elected the fair value option under ASC 825 – Fair Value Measurements. The notes were initially recognized at fair value on the balance sheet. All subsequent changes in fair value, excluding the impact of the change in fair value related to Company’s own credit risk are recorded in other income (expenses), net. The changes in fair value related to the Company’s own credit risk are recorded through other comprehensive income (loss).

The overall change in fair value of the notes during the three months ended June 30, 2020, was an increase of $35,694 (three months ended June 30, 2019 a decrease of $46,056), which included contractual interest of $6,444 (three months ended June 30, 2019, interest of $6,444). Refer to Note 22 for additional details on how the fair value of the notes is calculated.

Transferred receivables

The carrying amount of the transferred receivables include receivables which are subject to a factoring arrangement. Under this agreement, C3 Cannabinoid Compound Company (“C3”) has transferred the relevant receivables to PB Factoring GmbH in exchange for cash. The transferred receivables to PB Factoring GmbH are $4,342 and the associated secured borrowing is $4,439.

Other revolving debt facility, loans, and financings

On August 13, 2019, the Company, through its wholly owned subsidiary, Tweed Farms Inc., entered into a $40,000 revolving debt facility with Farm Credit Canada (“FCC”). The new facility replaces the previous loans with FCC and is secured by the Company’s property in Niagara-on-the-Lake. The extinguishment of $4,912 in previous FCC debt resulted in no gain or loss.

The current outstanding balance of the FCC debt facility is $5,268 with an interest rate of 3.45%, or FCC prime rate plus 1.0%, and matures on September 3, 2024.

The revolving debt facility with FCC is secured by a first charge on the properties in Niagara-on-the-Lake, Ontario, a corporate guarantee from the Company, and a general corporate security agreement.

16.  OTHER LIABILITIES

The components of other liabilities are as follows:

	As at June 30, 2020			As at March 31, 2020
	Current	Long-term	Total	Current	Long-term	Total
Acquisition consideration related liabilities	$52,318	$13,749	$66,067	$104,028	$9,791	$113,819
Lease liabilities	38,308	97,010	135,318	40,356	120,047	160,403
Minimum royalty obligations	11,437	49,043	60,480	9,368	50,445	59,813
Refund liability	8,433	-	8,433	17,586	-	17,586
Settlement liability	1,411	6,636	8,047	33,162	7,932	41,094
Other	12,850	1,801	14,651	11,309	2,445	13,754
	$124,757	$168,239	$292,996	$215,809	$190,660	$406,469

17. REDEEMABLE NONCONTROLLING INTEREST

The net changes in the redeemable noncontrolling interests are as follows:

	Vert Mirabel	BioSteel	Total
As at March 31, 2020	$20,250	$49,500	$69,750
Loss attributable to noncontrolling interest	(9,253)	(1,410)	(10,663)
Adjustments to redemption amount	18,803	3,710	22,513
As at June 30, 2020	$29,800	$51,800	$81,600

Vert Mirabel
As at March 31, 2019	$6,400
Income attributable to noncontrolling interest	2,715
Adjustments to redemption amount	(615)
As at June 30, 2019	$8,500

18.  SHARE CAPITAL

CANOPY GROWTH

Authorized

An unlimited number of common shares.

(i) Equity financings

There were no equity financings during the three months ended June 30, 2020 (June 30, 2019 - none).

(ii) Other issuances of common shares

During the three months ended June 30, 2020, the Company issued the following shares, net of share issuance costs, as a result of business combinations, milestones being met, and other equity-settled transactions:

	Number of shares	Share capital	Share based reserve
Completion of acquisition milestones	751,922	$12,079	$(12,079)
Other issuances	412,417	14,135	(14,719)
Total	1,164,339	$26,214	$(26,798)

During the three months ended June 30, 2019, the Company issued the following shares, net of share issuance costs, as a result of business combinations, milestones being met, and other equity-settled transactions:

	Number of shares	Share capital	Share based reserve
Completion of acquisition milestones	482,321	$18,674	$(18,674)
Other issuances	-	(74)	-
Total	482,321	$18,600	$(18,674)

(iii) Warrants

	Number of whole warrants	Average exercise price	Warrant value
Balance outstanding at March 31, 2020[1]	146,299,443	$52.44	$2,638,951
Exercise of warrants	(18,876,901)	12.98	(70,266)
Balance outstanding at June 30, 2020[1]	127,422,542	$58.29	$2,568,685

1 This balance excludes the Tranche C Warrants, which represent a derivative liability and have nominal value, see note 26.

	Number of whole warrants	Average exercise price	Warrant value
Balance outstanding at March 31, 2019	107,848,322	$43.80	$1,589,925
Tranche A warrant modification	-	-	1,049,153
Issuance of Tranche B warrants	38,454,444	76.68	-
Exercise of warrants	(12,060)	35.36	(470)
Balance outstanding at June 30, 2019[1]	146,290,706	$52.44	$2,638,608

1 This balance excludes the Tranche C Warrants, which represent a derivative liability and have nominal value, see note 26.

CANOPY RIVERS

Authorized capital

Canopy Rivers Inc. (“Canopy Rivers”) is authorized to issue an unlimited number of Class A common shares designated as subordinated voting shares (the “Subordinated Voting Shares”) and unlimited number of Class B common shares designated as multiple voting shares (the “Multiple Voting Shares”). Each Subordinated Voting Share carries the right to one vote per share and each Multiple Voting Share carries the right to 20 votes per share at all meetings of the shareholders of Canopy Rivers. There is no priority or distinction between the two classes of shares in respect of their entitlement to the payment of dividends or participation on liquidation, dissolution or winding-up of Canopy Rivers.

Issued and outstanding

As at June 30, 2020, Canopy Rivers had 36,468,318 Multiple Voting Shares (March 31, 2020 – 36,468,318) and 153,500,256 Subordinated Voting Shares (March 31, 2020 – 152,837,131) issued and outstanding. As at June 30, 2020, the Company held 36,468,318 Multiple Voting Shares (March 31, 2020 – 36,468,318) and 15,223,938 Subordinated Voting shares (March 31, 2020 – 15,223,938) which represented a 27.2% ownership interest in Canopy Rivers and 84.3% of the voting rights (March 31, 2020 – 27.3% and 84.4% respectively). The voting rights allow the Company to direct the relevant activities of Canopy Rivers such that the Company has control over Canopy Rivers and Canopy Rivers is consolidated in these financial statements.

Financings

There were no financings during the three months ended June 30, 2020, other than the release of shares related to share purchase financing as noted below.

Initial financing

10,066,668 Subordinated Voting Shares were acquired by certain employees of the Company and another individual by way of share purchase loans, whereby funds were advanced to Canopy Rivers by the Company on behalf of such individuals. These Subordinated Voting Shares were initially accounted for as seed capital options and are not considered issued for accounting purposes until the loans are repaid on an individual employee/consultant basis. During the three months ended June 30, 2020, share purchase loans in the amount of $32 (three months ended June 30, 2019 – $19) relating to Canopy Rivers shares held in trust by the Company on behalf of certain Canopy Growth employees were repaid, resulting in the release from escrow of 638,891 Subordinated Voting Shares (three months ended June 30, 2019 – 377,775). As at June 30, 2020, there were 2,166,669 seed capital options outstanding (March 31, 2020 – 2,805,560). Please refer to Note 19 for additional details on the seed capital options

Share buyback

On April 2, 2020, Canopy Rivers received approval from the Toronto Stock Exchange (“TSX”) to commence a normal course issuer bid (“NCIB”) to purchase up to 10,409,961 Subordinated Voting Shares, representing 10% of Canopy Rivers’ issued and outstanding Subordinated Voting Shares, in the open market or as otherwise permitted by the TSX, subject to the normal terms and limitations of such bids. The NCIB will expire on April 1, 2021.

Daily purchases are limited to 70,653 Subordinating Voting Shares, representing 25% of the average daily trading volume on the TSX over a specified period. The NCIB may be utilized at the sole discretion of Canopy Rivers, with no contractual obligation to purchase any specified number of shares. All Subordinated Voting Share purchases made by Canopy Rivers under the NCIB will be funded out of Canopy Rivers’ working capital and will be cancelled immediately.

During the three months ended June 30, 2020, Canopy Rivers repurchased and cancelled a total of 109,100 Subordinated Voting Shares under the NCIB program for $125, at a weighted average acquisition price of $1.14 per share (three months ended June 30, 2019 – not applicable).

19. SHARE-BASED COMPENSATION

CANOPY GROWTH CORPORATION SHARE-BASED COMPENSATION PLAN

Canopy Growth's eligible employees participate in a share-based compensation plan as noted below.

On September 15, 2017, shareholders approved an Omnibus Incentive Plan (as amended and restated, the “Omnibus Plan”) pursuant to which the Company can issue share-based long-term incentives. On July 30, 2018, shareholders of the Company approved certain amendments to the Omnibus Plan in order to increase the maximum number of shares issuable under the Omnibus Plan. All directors, officers, employees and independent contractors of the Company are eligible to receive awards of common share purchase options (“Options”), restricted share units (“RSUs”), performance share units (“PSUs”), deferred share units, stock appreciation rights (“Stock Appreciation Rights”), performance awards (“Performance Awards”) or other stock based awards (collectively, the “Awards”) under the Omnibus Plan. In addition, shareholders also approved the 2017 Employee Stock Purchase Plan of the Company (the “Purchase Plan”).

Under the Omnibus Plan, the maximum number of shares issuable from treasury pursuant to Awards shall not exceed 15% of the total outstanding shares from time to time less the number of shares issuable pursuant to all other security-based compensation arrangements of the Company. The maximum number of common shares reserved for Awards is 55,629,846 at June 30, 2020. As of June 30, 2020, the only Awards issued have been Options, RSUs and PSUs under the Omnibus Plan.

The Omnibus Plan is administered by the Board of Directors of the Company who establishes exercise prices, at not less than the market price at the date of grant, and expiry dates. Options under the Omnibus Plan generally become exercisable in increments with 1/3 being exercisable on each of the first, second and third anniversaries from the date of grant, with expiry dates set at six years from issuance. The Board of Directors of the Company has the discretion to amend general vesting provisions and the term of any award, subject to limits contained in the Omnibus Plan.

Under the Purchase Plan, the aggregate number of common shares that may be issued is 400,000, and the maximum number of common shares which may be issued in any one fiscal year shall not exceed 200,000. As of June 30, 2020, no common shares have been issued under the Purchase Plan.

The following is a summary of the changes in the Options outstanding under the Omnibus Plan during the three months ended June 30, 2020:

	Options issued	Weighted average exercise price
Balance outstanding at March 31, 2020	32,508,395	$34.89
Options granted	155,800	22.20
Options exercised	(711,472)	6.64
Options forfeited/cancelled	(3,060,675)	39.37
Balance outstanding at June 30, 2020	28,892,048	$35.04

The following is a summary of the Options as at June 30, 2020:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Outstanding at June 30, 2020	Weighted Average Remaining Contractual Life (years)	Exercisable at June 30, 2020	Weighted Average Remaining Contractual Life (years)
$0.06 - $24.62	5,494,833	3.37	3,415,917	2.74
$24.63 - $35.00	5,944,019	4.65	1,618,363	3.65
$35.01 - $36.80	5,941,004	4.33	2,589,127	4.12
$36.81 - $42.84	5,224,455	4.22	2,424,909	4.00
$42.85 - $67.64	6,287,737	4.65	1,511,022	4.44
	28,892,048	4.26	11,559,338	3.67

At June 30, 2020, the weighted average exercise price of Options outstanding and Options exercisable was $35.04 and $31.60, respectively (March 31, 2020 – $34.89 and $31.84, respectively).

The Company recorded $22,328 in share-based compensation expense related to Options issued to employees and contractors for the three months ended June 30, 2020 (three months ended June 30, 2019 – $73,093). The share-based compensation expense for the three months ended June 30, 2020 includes an amount related to 2,060,068 Options being provided in exchange for services which are subject to performance conditions (for the three months ended June 30, 2019 – 595,000).

The Company uses the Black-Scholes option pricing model to establish the fair value of Options granted during the three months ended June 30, 2020 and 2019, on their measurement date by applying the following assumptions:

	June 30,	June 30,
	2020	2019
Risk-free interest rate	0.33%	1.41%
Expected life of options (years)	3 - 5	3 - 5
Expected volatility	76%	73%
Expected forfeiture rate	16%	11%
Expected dividend yield	nil	nil
Black-Scholes value of each option	$12.31	$28.58

Volatility was estimated by using the historical volatility of the Company. The expected life in years represents the period of time that Options granted are expected to be outstanding. The risk-free rate was based on zero coupon Canada government bonds with a remaining term equal to the expected life of the Options.

During the three months ended June 30, 2020, 711,472 Options were exercised ranging in price from $1.32 to $27.99 for gross proceeds of $4,722 (for the three months ended June 30, 2019 – 1,713,592 Options were exercised ranging in price from $0.22 to $40.68 for gross proceeds of $16,077).

For the three months ended June 30, 2020, the Company recorded $3,842 in share-based compensation expense related to these RSUs (for the three months ended June 30, 2019 – $1,394). The following is a summary of the changes in the Company’s RSUs during the three months ended June 30, 2020:

Number of RSUs
Balance outstanding at March 31, 2020	883,009
RSUs cancelled and forfeited	(50,871)
Balance outstanding at June 30, 2020	832,138

Share-based compensation expense related to acquisition milestones is comprised of:

	Three months ended
	June 30,	June 30,
	2020	2019
Canindica	$598	$4,010
Spectrum Colombia	-	2,259
Other	2,372	4,012
	$2,970	$10,281

During the three months ended June 30, 2020, 751,922 common shares (during the three months ended June 30, 2019 – 482,321) were released on completion of acquisition milestones. At June 30, 2020, there were up to 4,090,709 common shares to be issued on the completion of acquisition and asset purchase milestones. In certain cases, the number of common shares to be issued is based on the volume weighted average share price at the time the milestones are met. The number of common shares has been estimated assuming the milestones were met at June 30, 2020. The number of common shares excludes common shares that are to be issued on July 4, 2023 to the previous shareholders of Spectrum Colombia S.A.S. (“Spectrum Colombia”) and Canindica Capital Ltd. (“Canindica”) based on the fair market value of the Company’s Latin American business on that date.

BioSteel share-based payments

On October 1, 2019, the Company purchased 72% of the outstanding shares of BioSteel Sports Nutrition Inc. (“BioSteel”). BioSteel has a stock option plan under which non-transferable options to purchase common shares of BioSteel may be granted to directors, officers, employees, or independent contractors of the BioSteel. As at June 30, 2020, BioSteel had 1,014,000 (March 31, 2020 – 1,008,000) options outstanding which vest in equal tranches over a 5-year period. In determining the amount of share-based compensation related to these options, BioSteel used the Black-Scholes option pricing model to establish the fair value of options on their measurement date. The Company recorded $244 (three months ended June 30, 2019 – $nil) of share-based compensation expense related to the BioSteel options during the three months ended June 30, 2020 with a corresponding increase in noncontrolling interest.

CANOPY RIVERS SHARE-BASED COMPENSATION PLAN

Seed Capital Options

On May 12, 2017, seed capital options were issued. These seed capital options consisted of 10,066,668 shares that were issued by way of share purchase loans. Since they were issued through loans, they are not considered issued for accounting purposes until the loan is repaid. The seed capital options were measured at fair value on May 12, 2017, using a Black-Scholes option pricing model and will be expensed over their vesting period. Where there are performance conditions in addition to service requirements Canopy Rivers has estimated the number of shares it expects to vest and is amortizing the expense over the expected vesting period.

	Seed capital options issued	Seed capital loan balance
Balance outstanding at March 31, 2020	2,805,560	$140
Options exercised	(638,891)	$(32)
Balance outstanding at June 30, 2020	2,166,669	$108

Canopy Rivers has a stock option plan (the “Option Plan”) under which non-transferable options to purchase Subordinated Voting Shares of the Company may be granted to directors, officers, employees, or independent contractors of Canopy Rivers. Pursuant to the Option Plan, the maximum number of Subordinated Voting Shares issuable from treasury pursuant to outstanding options shall not exceed 10% of the issued and outstanding Subordinated Voting Shares and Multiple Voting Shares, on an aggregate basis. The Option Plan is administered by the Board of Directors of Canopy Rivers who establishes exercise prices, at not less than the market price at the date of the grant, and expiry dates. Options under the Option Plan generally become exercisable in increments, with one-third being exercisable on each of the first, second, and third anniversaries from the date of grant, and have expiry dates five years from the date of grant. The Board of Directors of Canopy Rivers has the discretion to amend general vesting provisions and the term of any option grant, subject to limits contained in the Option Plan. The seed capital options are not within the scope of the Option Plan.

The following is a summary of the changes in Canopy Rivers’ stock options, excluding the seed capital options presented separately, during the three months ended June 30, 2020:

	Options issued	Weighted average exercise price
Balance outstanding at March 31, 2020	13,066,004	$2.31
Options granted	-	-
Options exercised	(100,000)	0.60
Options expired	(30,000)	3.50
Options forfeited/cancelled	(218,334)	2.26
Balance outstanding at June 30, 2020	12,717,670	$2.32

In determining the amount of share-based compensation related to options issued during the year, Canopy Rivers used the Black-Scholes option pricing model to establish the fair value of options granted during the three months ended June 30, 2020 and 2019, on their measurement date by applying the following assumptions:

	June 30,	June 30,
	2020	2019
Risk-free interest rate	-	1.35%
Expected life of options (years)	-	3 - 4
Expected volatility	-	70%
Expected forfeiture rate	-	nil
Expected dividend yield	-	nil
Black-Scholes value of each option	-	$1.93

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

For the three months ended June 30, 2020, the Company recorded $1,184 (three months ended June 30, 2019 – $2,594) in share-based compensation expense related to these options and the seed capital options with a corresponding increase to noncontrolling interests.

In the three months ended June 30, 2020, Canopy Rivers granted $225 (three months ended June 30, 2019 – $nil) worth of RSUs which vest over a one-year period. For the three months ended June 30, 2020, the Company recorded $117 (three months ended June 30, 2019 – $nil) of share-based compensation expense related to these RSUs.

20.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income includes the following components:

	Foreign currency translation adjustments	Changes of own credit risk of financial liabilities	Accumulated other comprehensive income (loss)
As at March 31, 2020	$126,723	$94,176	$220,899
Other comprehensive loss	(53,124)	(15,360)	(68,484)
As at June 30, 2020	$73,599	$78,816	$152,415

	Foreign currency translation adjustments	Changes of own credit risk of financial liabilities	Accumulated other comprehensive income (loss)
As at March 31, 2019	$41,225	$(47,130)	$(5,905)
Other comprehensive (loss) income	(60,744)	14,610	(46,134)
As at June 30, 2019	$(19,519)	$(32,520)	$(52,039)

21.  NONCONTROLLING INTERESTS

The net change in the noncontrolling interests is as follows:

	Canopy Rivers	Vert Mirabel	BioSteel	Other non- material interests	Total
As at March 31, 2020	$211,086	$7,132	$489	$3,051	$221,758
Comprehensive loss	(3,883)	(14,528)	(1,410)	-	(19,821)
Net loss attributable to redeemable noncontrolling interest	-	9,253	1,410	-	10,663
Share-based compensation	1,301	-	244	-	1,545
Ownership changes	852	-	-	-	852
Warrants	250	-	-	-	250
As at June 30, 2020	$209,606	$1,857	$733	$3,051	$215,247

	Canopy Rivers	Vert Mirabel	Other non- material interests	Total
As at March 31, 2019	$280,012	$2,422	$3,051	$285,485
Comprehensive (loss) income	(12,431)	4,249	-	(8,182)
Net income attributable to redeemable noncontrolling interest	-	(2,715)	-	(2,715)
Share-based compensation	2,594	-	-	2,594
Ownership changes	236	-	-	236
As at June 30, 2019	$270,411	$3,956	$3,051	$277,418

22.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value measurements are made using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value:

•	Level 1 – defined as observable inputs such as quoted prices in active markets;
•	Level 2 – defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
•	Level 3 – defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

The following table represents our financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair value measurement using
	Quoted prices	Significant
	prices in	other	Significant
	active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2020
Assets:
Short-term investments	$1,060,901	$-	$-	$1,060,901
Restricted short-term investments	16,436	-	-	16,436
Other financial assets	1,602	55	217,257	218,914
Liabilities:
Convertible senior notes	-	485,898	-	485,898
Liability arising from Acreage Arrangement	-	-	285,000	285,000
Warrant derivative liability	-	-	287,122	287,122

March 31, 2020
Assets:
Short-term investments	$673,323	$-	$-	$673,323
Restricted short-term investments	21,539	-	-	21,539
Other financial assets	2,596	36	192,473	195,105
Liabilities:
Convertible senior notes	-	450,204	-	450,204
Liability arising from Acreage Arrangement	-	-	250,000	250,000
Warrant derivative liability	-	-	322,491	322,491

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

The following table summarizes the valuation techniques and significant unobservable inputs in the fair value measurement of significant level 3 financial instruments:

Financial asset / financial liability	Valuation techniques	Significant unobservable inputs	Relationship of unobservable inputs to fair value
Acreage financial instrument	Probability weighted expected return model	Probability of each scenario	Change in probability of occurrence in each scenario will result in a change in fair value
		Value and number of common shares to be issued	Increase or decrease in value and number of common shares will result in a decrease or increase in fair value
		Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
		Estimated premium on US legalization	Increase or decrease in estimated premium on US legalization will result in an increase or decrease in fair value
		Control premium	Increase or decrease in estimated control premium will result in an increase or decrease in fair value
		Synergy value to Canopy Growth	Increase or decrease in estimated synergy value to Canopy Growth will result in an increase or decrease in fair value
TerrAscend exchangeable shares	Put option pricing model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
TerrAscend warrants	Monte Carlo simulation model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
TerrAscend Canada term loan	Discounted cash flow	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
ZeaKal shares	Market approach	Share price	Increase or decrease in share price will result in an increase or decrease in fair value
Greenhouse convertible debenture	FinCAD model	Share price	Increase or decrease in share price will result in an increase or decrease in fair value
Agripharm royalty interest and repayable debenture	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
		Future royalties	Increase or decrease in future royalties to be paid will result in an increase or decrease in fair value
Warrant derivative liability	Monte Carlo simulation model	Volatility of common share price	Increase or decrease in volatility will result in an increase or decrease in fair value
		Expected life	Increase or decrease in expected life will result in an increase or decrease in fair value
BioSteel redeemable noncontrolling interest	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
		Future wholesale price and production levels	Increase or decrease in future wholesale price and production levels will result in an increase or decrease in fair value
Vert Mirabel redeemable noncontrolling interest	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
		Future wholesale price and production levels	Increase or decrease in future wholesale price and production levels will result in an increase or decrease in fair value

During the three months ended June 30, 2020 and June 30, 2019, there were no transfers of amounts between levels.

23.  REVENUE

Revenue is dissaggregated as follows:

	Three months ended
	June 30,	June 30,
	2020	2019
Recreational cannabis revenue
Business to business	$42,180	$50,425
Business to consumer	9,330	10,638
Medical cannabis revenue
Canadian	15,336	13,051
International	20,191	10,496
Other revenue	32,051	18,781
Gross revenue	119,088	103,391
Excise taxes	8,672	12,909
Net revenue	$110,416	$90,482

The Company recognizes variable consideration related to estimated future product returns and price adjustments as a reduction of the transaction price at the time revenue for the corresponding product sale is recognized. Net revenue reflects actual returns and variable consideration related to estimated returns and price adjustments in the amount of $3,400 for the three months ended June 30, 2020 (three months ended June 30, 2019 – $8,000). As of June 30, 2020, the liability for estimated returns and price adjustments was $8,433 (March 31, 2020 – $17,586).

24.  OTHER INCOME (EXPENSE), NET

Other income (expense), net is dissaggregated as follows:

	Three months ended
	June 30,	June 30,
	2020	2019
Fair value changes on other financial assets	$21,807	$(41,087)
Fair value changes on liability arising from Acreage Arrangement	(35,000)	-
Fair value changes on convertible senior notes	(20,334)	31,446
Fair value change on warrant derivative liability	35,369	24,892
Fair value changes on acquisition related contingent consideration	39,983	(1,570)
Interest income	8,993	22,718
Interest expense	(1,155)	(1,206)
Foreign currency loss	(5,959)	(2,856)
Other income, net	4,501	431
	$48,205	$32,768

25. INCOME TAXES

There have been no material changes to income tax matters in connection with normal course operations during the three months ended June 30, 2020.

The Company is subject to income tax in numerous jurisdictions with varying income tax rates. During the most recent period ended and the fiscal year to date, there were no material changes to the statutory income tax rates in the taxing jurisdictions where the majority of the Company’s income for tax purposes was earned, or where its temporary differences or losses are expected to be realized or settled. Although statutory income tax rates remain stable, the Company’s effective income tax rate may fluctuate, arising as a result of the Company’s evolving footprint, discrete transactions and other factors that, to the extent material, are disclosed in these financial statements.

The Company continues to believe the amount of unrealized tax benefits appropriately reflects the uncertainty of items that are or may in the future be under discussion, audit, dispute or appeal with a tax authority or which otherwise result in uncertainty in the determination of income for tax purposes. If appropriate, an unrealized tax benefit will be realized in the reporting period in which the Company determines that realization is not in doubt. Where the final determined outcome is different from the Company’s estimate, such difference will impact the Company’s income taxes in the reporting period during which such determination is made.

26.  ACREAGE ARRANGEMENT AND AMENDMENTS TO CBI INVESTOR RIGHTS AGREEMENT AND WARRANTS

Acreage Arrangement

On June 24, 2020 the Company and Acreage Holdings, Inc. (“Acreage”) entered into a proposal agreement (the “Proposal Agreement”) to amend the terms of the arrangement (the “Existing Arrangement”) made pursuant to an arrangement agreement (the “Arrangement Agreement”) between the Company and Acreage dated April 18, 2019, as amended on May 15, 2019. Pursuant to the terms of the Existing Arrangement, shareholders of Acreage and holders of certain securities convertible into Existing SVS (as defined below) as of June 26, 2019, received an immediate aggregate total payment of US$300,000 ($395,190) in exchange for granting Canopy Growth both the right and the obligation (the “Acreage financial instrument”) to acquire all of the issued and outstanding shares of Acreage following the occurrence or waiver of changes in U.S. federal law to permit the general cultivation, distribution, and possession of marijuana or to remove the regulation of such activities from the federal laws of the United States (the “Triggering Event”) and subject to the satisfaction or waiver of the conditions set out in the Arrangement Agreement.

Pursuant to the terms of the Proposal Agreement, the Existing Arrangement will be amended (the “Amended Arrangement”) to provide for, among other things, the following:

•

a capital reorganization of Acreage (the “Capital Reorganization”), pursuant to which Acreage will amend its Notice of Articles and Articles to, among other things, create the Fixed Shares (as defined below), the Floating Shares (as defined below) and the Fixed Multiple Shares (as defined below) and remove the existing Acreage subordinated voting shares (the “Existing SVS”), the existing Acreage proportionate voting shares (the “Existing PVS”) and the existing Acreage multiple voting shares (the “Existing MVS”). Pursuant to the Capital Reorganization (i) each outstanding Existing SVS will be exchanged for 0.7 of a Fixed Share and 0.3 of a Floating Share; (ii) each outstanding Existing PVS will be exchanged for 28 Fixed Shares and 12 Floating Shares; and (iii) each outstanding Existing MVS will be exchanged for 0.7 of a Fixed Multiple Share and 0.3 of a Floating Share;

•

The new Class E subordinated voting shares (the “Fixed Shares”) will have the same attributes as the Existing SVS and will be listed on the Canadian Securities Exchange (the “CSE”). Following the occurrence or waiver (at the discretion of Canopy Growth) of the Triggering Event and subject to the satisfaction or waiver of the conditions set out in the Arrangement Agreement (as modified in connection with the Amended Arrangement), Canopy Growth will acquire all of the issued and outstanding Fixed Shares based on an amended exchange ratio equal to 0.3048 of a common share to be received for each Fixed Share held (reduced from 0.5818 per Existing SVS pursuant to the Existing Agreement). The foregoing exchange ratio for the Fixed Shares is subject to adjustment in accordance with the Amended Arrangement if, among other things, Acreage issues greater than the permitted number of Fixed Shares;

•

The new Class D subordinated voting shares (the “Floating Shares”) will be listed on the CSE. Upon the occurrence or waiver (at the discretion of Canopy Growth) of the Triggering Event, Canopy Growth will have the right exercisable for a period of 30 days, to acquire all of the issued and outstanding Floating Shares for cash or common shares or a combination thereof, in Canopy Growth’s sole discretion at a price equal to the 30-day volume weighted average trading price of the Floating Shares on the CSE, subject to a minimum call price of US$6.41 per Floating Share. The foregoing exchange ratio for the Floating Shares is subject to adjustment in accordance with the Amended Arrangement if Acreage issues greater than the permitted number of Floating Shares. The acquisition of the Floating Shares, if acquired, will take place concurrently with the closing of the acquisition of the Fixed Shares;

•

The new Class F multiple voting shares (the “Fixed Multiple Shares”) will have the same attributes as the Existing MVS, provided that each Fixed Multiple Share will entitle the holder thereof to 4,300 votes per share at shareholder meetings of Acreage. Immediately prior to the acquisition of the Fixed Shares, each issued and outstanding Fixed Multiple Share will automatically be exchanges for one Fixed Share and thereafter be acquired by Canopy Growth upon the same terms and conditions as the acquisition of the Fixed Shares;

•

If the occurrence or waiver of the Triggering Event does not occur within 10 years from the date the Amended Arrangement is implemented, Canopy Growth’s rights to acquire both the Fixed Shares and the Floating Shares will terminate;

•

Upon implementation of the Amended Arrangement, Canopy Growth will make a cash payment to the shareholders of Acreage and holders of certain securities convertible into Existing SVS in the aggregate amount of US$37,500; and

•	Acreage is only permitted to issue an aggregate of up to 32,700,000 Fixed Shares and Floating Shares following the implementation of the Amended Arrangement.

Canopy Growth has also agreed to loan a wholly-owned subsidiary of Acreage (“Acreage Hempco”) up to US$100,000 pursuant to a secured debenture, of which US$50,000 will be subject to the satisfaction of certain conditions by Acreage Hempco. The secured debenture will bear interest at a rate of 6.1% per annum, and mature 10 years from the date the Amended Arrangement is implemented or such earlier date in accordance with the terms of the secured debenture. As at June 30, 2020, no amounts have been loaned to Acreage Hempco.

Implementation of the Amended Arrangement is contingent upon obtaining the requisite prior approvals of the shareholders of Acreage and the Supreme Court of British Columbia and certain other closing conditions.

At June 30, 2020, the Acreage financial instrument represents a financial liability of $285,000 (March 31, 2020 – $250,000), as the estimated fair value of the Acreage business is less than the estimated fair value of the consideration to be provided upon the exercise of the Acreage financial instrument. Fair value changes of $35,000 (three months ended June 30, 2019 – $nil) were recognized in other income (expense), net in the three months ended June 30, 2020 (see Note 24). The fair value determination includes a high degree of subjectivity and judgment, which results in significant estimation uncertainty. See Note 22 for additional details on how the fair value of the Acreage financial instrument is calculated on a recurring basis. From a measurement perspective, Canopy Growth has elected the fair value option under ASC 825 – Financial Instruments.

Amendment to the CBI Investor Rights Agreement and warrants

On April 18, 2019, certain wholly-owned subsidiaries of CBI and Canopy Growth entered into a second amended and restated investor rights agreement and a consent agreement. In connection with these agreements, on June 27, 2019 Canopy Growth (i) extended the term of the first tranche of warrants, which allow CBI to acquire 88.5 million additional shares of Canopy Growth for a fixed price of $50.40 per share (the “Tranche A Warrants”), to November 1, 2023; and (ii) replaced the second tranche of warrants with two new tranches of warrants (the “Tranche B Warrants” and the “Tranche C Warrants”) as follows:

•	the Tranche B Warrants are exercisable to acquire 38.5 million common shares at a price of C$76.68 per common share; and
•	the Tranche C Warrants are exercisable to acquire 12.8 million common shares at a price equal to the 5-day volume-weighted average price of the common shares immediately prior to exercise.

In connection with the Tranche B Warrants and the Tranche C Warrants, Canopy Growth will provide CBI with a share repurchase credit of up to $1.583 billion on the aggregate exercise price of the Tranche B Warrants and Tranche C Warrants in the event that Canopy Growth does not purchase for cancellation the lesser of (i) 27,378,866 common shares, and (ii) common shares with a value of $1.583 billion, during the period commencing on April 18, 2019 and ending on the date that is 24 months after the date that CBI exercises all of the Tranche A Warrants. The share repurchase credit feature is accounted for as a derivative liability, with the fair value continuing to be $nil at June 30, 2020.

The modifications to the Tranche A Warrants resulted in them meeting the definition of a derivative instrument under ASC 815 - Derivatives and Hedging (“ASC 815”). They continue to be classified in equity as the number of shares and exercise price were both fixed at inception.

The Tranche B Warrants are accounted for as derivative instruments measured at fair value in accordance with ASC 815. At June 30, 2020, the fair value of the warrant derivative liability is $287,122, and a gain of $35,369 (three months ended June 30, 2019 – gain of $24,892) has been recognized in other income (expense), net in the three months ended June 30, 2020 (see Note 24). The fair value determination includes a high degree of subjectivity and judgment, which results in significant estimation uncertainty. See Note 22 for additional details on how the fair value of the warrant derivative liability is calculated on a recurring basis.

The Tranche C Warrants are accounted for as derivative instruments, with the fair value continuing to be $nil at June 30, 2020.

27.  SEGMENT INFORMATION

Reportable segments

The Company operates in two segments: 1) Cannabis, Hemp and Other Consumer Products, which encompasses the production, distribution and sale of a diverse range of cannabis, hemp-based, and other consumer products in Canada and internationally pursuant to applicable international and domestic legislation, regulations and permits; and 2) Canopy Rivers, a publicly-traded company in Canada, through which the Company provides growth capital and strategic support in the global cannabis sector, where federally lawful. Financial information for Canopy Rivers is included in the table below, and in Note 21.

	June 30, 2020	March 31, 2020
Ownership interest	27%	27%
Cash and cash equivalents	$43,915	$46,724
Prepaid expenses and other current assets	11,815	11,598
Investments in associates	46,291	50,543
Other financial assets	150,134	146,812
Other long-term assets	22,776	22,058
Other liabilities	(2,737)	(2,771)
Noncontrolling interests	(209,606)	(211,086)
Equity attributable to Canopy Growth	$62,588	$63,878

Entity-wide disclosures

All property, plant and equipment are located in Canada, except for $487,834 which is located outside of Canada as at June 30, 2020 (March 31, 2020 – $499,059).

All revenues were principally generated in Canada during the three months ended June 30, 2020, except for $44,699 related to exported medical cannabis and cannabis related merchandise generated outside of Canada (three months ended June 30, 2019 – $22,541).

For the three months ended June 30, 2020, one customer represented more than 10% of the Company’s net revenue (three months ended June 30, 2019 – one).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This Management’s Discussion and Analysis (“MD&A”) should be read together with other information, including our unaudited condensed interim consolidated financial statements and the related notes to those statements included in Part I, Item 1 of this Quarterly Report (the “Interim Financial Statements”), our consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended March 31, 2020 (as amended, the “Annual Report”) and Part I, Item 1A, Risk Factors, of the Annual Report. This MD&A provides additional information on our business, recent developments, financial condition, cash flows and results of operations, and is organized as follows:

•

Part 1 - Business Overview.  This section provides a general description of our business, which we believe is important in understanding the results of our operations, financial condition, and potential future trends.

•	Part 2 - Results of Operations. This section provides an analysis of our results of operations for the first quarter of fiscal 2021 in comparison to the first quarter of fiscal 2020.

•

Part 3 - Financial Liquidity and Capital Resources. This section provides an analysis of our cash flows and outstanding debt and commitments. Included in this analysis is a discussion of the amount of financial capacity available to fund our ongoing operations and future commitments.

We prepare and report our Interim Financial Statements in accordance with U.S. GAAP. Our Interim Financial Statements, and the financial information contained herein, are reported in thousands of Canadian dollars, except share and per share amounts or as otherwise stated. We have determined that the Canadian dollar is the most relevant and appropriate reporting currency as, despite continuing shifts in the relative size of our operations across multiple geographies, the majority of our operations are conducted in Canadian dollars and our financial results are prepared and reviewed internally by management in Canadian dollars.

Special Note Regarding Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and other applicable securities laws, which involve certain known and unknown risks and uncertainties. Forward-looking statements predict or describe our future operations, business plans, business and investment strategies and the performance of our investments. These forward-looking statements are generally identified by their use of such terms and phrases as “intend,” “goal,” “strategy,” “estimate,” “expect,” “project,” “projections,” “forecasts,” “plans,” “seeks,” “anticipates,” “potential,” “proposed,” “will,” “should,” “could,” “would,” “may,” “likely,” “designed to,” “foreseeable future,” “believe,” “scheduled” and other similar expressions. Our actual results or outcomes may differ materially from those anticipated. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Forward-looking statements include, but are not limited to, statements with respect to:

•

the uncertainties associated with the COVID-19 pandemic, including our ability to continue operations, the ability of our suppliers and distribution channels to continue to operate, the use of our products by consumers, disruptions to the global and local economies due to related stay-at-home orders, quarantine policies and restrictions on travel, trade and business operations and a reduction in discretionary consumer spending;

•

laws and regulations and any amendments thereto applicable to our business and the impact thereof, including uncertainty regarding the application of U.S. state and federal law to U.S. hemp (including CBD) products and the scope of any regulations by the U.S. Federal Drug Administration, the U.S. Federal Trade Commission, the U.S. Patent and Trademark Office, the U.S. Department of Agriculture (the “USDA”) and any state equivalent regulatory agencies over U.S. hemp (including CBD) products;

•	expectations regarding the regulation of the U.S. hemp industry in the U.S., including the promulgation of regulations for the U.S. hemp industry by the USDA;
•	expectations regarding the potential success of, and the costs and benefits associated with, our acquisitions, joint ventures, strategic alliances and equity investments;
•	the plan of arrangement with Acreage Holdings, Inc. (“Acreage”), as may be amended pursuant to the Proposal Agreement (as defined below), including the consummation of such acquisition;
•	the grant, renewal and impact of any license or supplemental license to conduct activities with cannabis or any amendments thereof;

•	our international activities and joint venture interests, including required regulatory approvals and licensing, anticipated costs and timing, and expected impact;
•

the ability to successfully create and launch brands and further create, launch and scale cannabis-based products and U.S. hemp-derived consumer products in jurisdictions where such products are legal and that we currently operate in;

•	the benefits, viability, safety, efficacy, dosing and social acceptance of cannabis, including CBD and other cannabinoids;
•	the anticipated benefits and impact of the investment in us (the “CBI Group Investments”) by Constellation Brands, Inc. (“CBI”) and its affiliates (together, the “CBI Group”);
•

the potential exercise of the warrants held by the CBI Group, pre-emptive rights and/or top-up rights in connection with the CBI Group Investments, including proceeds to us that may result therefrom or the potential conversion of notes held by the CBI Group in connection with the CBI Group Investments;

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

•	the future performance of our business and operations;
•	our competitive advantages and business strategies;
•	the competitive conditions of the industry;
•	the expected growth in the number of customers using our products;
•	our ability or plans to identify, develop, commercialize or expand our technology and research and development initiatives in cannabinoids, or the success thereof;
•	expectations regarding revenues, expenses and anticipated cash needs;
•	expectations regarding cash flow, liquidity and sources of funding;
•	expectations regarding capital expenditures;
•	the expansion of our production and manufacturing, the costs and timing associated therewith and the receipt of applicable production and sale licenses;
•	the expected growth in our growing, production and supply chain capacities;
•	expectations regarding the resolution of litigation and other legal proceedings;
•	expectations with respect to future production costs;
•	expectations with respect to future sales and distribution channels;
•	the expected methods to be used to distribute and sell our products;
•	our future product offerings;
•	the anticipated future gross margins of our operations;
•	accounting standards and estimates;
•	expectations regarding our distribution network; and
•	expectations regarding the costs and benefits associated with our contracts and agreements with third parties, including under our third-party supply and manufacturing agreements.

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

By their nature, forward-looking statements are subject to inherent risks and uncertainties that may be general or specific and which give rise to the possibility that expectations, forecasts, predictions, projections or conclusions will not prove to be accurate, that assumptions may not be correct and that objectives, strategic goals and priorities will not be achieved. A variety of factors, including known and unknown risks, many of which are beyond our control, could cause actual results to differ materially from the forward-looking statements in this Quarterly Report and other reports we file with, or furnish to, the Securities and Exchange Commission (the “SEC”) and other regulatory agencies and made by our directors, officers, other employees and other persons authorized to speak on our behalf. Such factors include, without limitation, the risk that the COVID-19 pandemic may disrupt our operations and those of our suppliers and distribution channels and negatively impact the use of our products; consumer demand for cannabis and U.S. hemp products; that cost savings and any other synergies from the CBI Group Investments may not be fully realized or may take longer to realize than expected; future levels of revenues; our ability to manage disruptions in credit markets or changes to our credit rating; future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses; the success or timing of completion of ongoing or anticipated capital or maintenance projects; business strategies, growth opportunities and expected investment; the adequacy of our capital resources and liquidity, including but not limited to, availability of sufficient cash flow to execute our business plan (either within the expected timeframe or at all); the potential effects of judicial or other proceedings on our business, financial condition, results of operations and cash flows; volatility in and/or degradation of general economic, market, industry or business conditions; compliance with applicable environmental, economic, health and safety, energy and other policies and regulations and in particular health concerns with respect to vaping and the use of cannabis and U.S. hemp products in vaping devices; the anticipated effects of actions of third parties such as competitors, activist investors or federal, state, provincial, territorial or local regulatory authorities, self-regulatory organizations, plaintiffs in litigation or persons threatening litigation; changes in regulatory requirements in relation to our business and products; and the factors discussed under the heading “Risk Factors” in the Annual Report. Readers are cautioned to consider these and other factors, uncertainties and potential events carefully and not to put undue reliance on forward-looking statements.

Forward-looking statements are provided for the purposes of assisting the reader in understanding our financial performance, financial position and cash flows as of and for periods ended on certain dates and to present information about management’s current expectations and plans relating to the future, and the reader is cautioned that the forward-looking statements may not be appropriate for any other purpose. While we believe that the assumptions and expectations reflected in the forward-looking statements are reasonable based on information currently available to management, there is no assurance that such assumptions and expectations will prove to have been correct. Forward-looking statements are made as of the date they are made and are based on the beliefs, estimates, expectations and opinions of management on that date. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, estimates or opinions, future events or results or otherwise or to explain any material difference between subsequent actual events and such forward-looking statements, except as required by law. The forward-looking statements contained in this Quarterly Report and other reports we file with, or furnish to, the SEC and other regulatory agencies and made by our directors, officers, other employees and other persons authorized to speak on our behalf are expressly qualified in their entirety by these cautionary statements.

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

On October 17, 2018, the Cannabis Act came into effect in Canada, regulating both the medical and recreational cannabis markets in Canada and providing provincial, territorial and municipal governments the authority to prescribe regulations regarding the distribution and sale of recreational cannabis. On October 17, 2019, the second phase of recreational cannabis products, specifically, ingestible cannabis, cannabis extracts and cannabis topical products (referred to as “Cannabis 2.0”), were legalized pursuant to certain amendments to the regulations under the Cannabis Act. We began selling our cannabis-infused chocolates, cannabis-infused beverage offerings, vape pen power sources and pod-based vape devices across Canada in the fourth quarter of fiscal 2020, with these products complementing our existing flower, oil and softgel products. Our 510-threaded vape cartridges began shipping into the market in April 2020, with product availability varying based on provincial and territorial regulations. Our recreational cannabis products are predominantly sold to provincial and territorial agencies under a “business-to-business” wholesale model, with those provincial and territorial agencies then being responsible for the distribution of our products to brick-and-mortar stores and for online retail sales. We have also opened a network of Tweed and Tokyo Smoke retail stores across Canada, where permissible, to promote brand awareness and drive consumer demand under a “business-to-consumer” model.

Our Spectrum Therapeutics medical division is a global leader in medical cannabis. Spectrum Therapeutics produces and distributes a diverse portfolio of medical cannabis products to healthcare practitioners and medical customers in Canada, and in several other countries where it is federally permissible to do so, and Spectrum Therapeutics also offers education, resource and support programs. In April 2019 we acquired C3 Cannabinoid Compound Company (“C3”), Europe’s largest cannabinoid-based pharmaceuticals company and a leading manufacturer of dronabinol, a registered active pharmaceutical ingredient in Germany and certain other European countries. The addition of dronabinol has allowed us to expand our portfolio of medical cannabis offerings for our customers in countries where permissible.

Subsequent to the passage of the U.S. Agricultural Improvement Act of 2018 in December 2018, we began building our hemp supply chain in the United States through our investment in hemp growing capability and in processing, extraction and finished goods manufacturing facilities. We sell a line of hemp-derived CBD isolate products under the First & Free brand, including oils, softgels and topical creams. In June 2019 we executed an arrangement (the “Existing Arrangement”) pursuant to an arrangement agreement (the “Arrangement Agreement”) with Acreage, a U.S. multi-state cannabis operator. Pursuant to the Existing Arrangement, following the occurrence or waiver (at our discretion) of changes in U.S. federal law to permit the general cultivation, distribution, and possession of marijuana or to remove the regulation of such activities from the federal laws of the United States (the “Triggering Event”) and subject to the satisfaction or waiver of the conditions set out in the Arrangement Agreement, we will acquire all of the issued and outstanding shares of Acreage. In June 2020, we entered into the Proposal Agreement (as defined below) with Acreage to amend the terms of the Existing Arrangement; refer to “Recent Developments” below for further information. The acquisition of Acreage, if completed, will provide a pathway into cannabis markets in the United States; however, we and Acreage will continue to operate as independent companies until the acquisition of Acreage is completed.

Our other product offerings, which are sold by our subsidiaries in jurisdictions where it is permissible to do so, include (i) vaporizers sold by Storz & Bickel GmbH & Co. KG (“Storz & Bickel”); (ii) beauty, skincare, wellness and sleep products, some of which have been blended with hemp-derived CBD isolate, sold by This Works Products Limited (“This Works”); and (iii) sports nutrition beverages, mixes, protein, gum and mints, some of which have been infused with hemp-derived CBD isolate, sold by BioSteel.

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

Our licensed operational capacity in Canada includes indoor, greenhouse and outdoor cultivation space; post-harvest processing and cannabinoid extraction capability; advanced manufacturing capability for vape products, softgel encapsulation and pre-rolled joints; a beverage production facility; and a chocolate manufacturing facility. These infrastructure investments allow us to supply the recreational and medical markets with a complimentary balance of flower products and extracted cannabinoid input for our oil, CBD and Cannabis 2.0 products. Additionally, we have built a hemp supply chain in the United States, and we hold the necessary licenses to cultivate and produce cannabis in Denmark, allowing us to supply the domestic European market.

We operate in two reportable segments:

•

Cannabis, Hemp and Other Consumer Products, which encompasses the production, distribution and sale of a diverse range of cannabis, hemp-based, and other consumer products in Canada and internationally pursuant to applicable international and domestic legislation, regulations and permits; and

•

Canopy Rivers Inc. (“Canopy Rivers”), a publicly-traded company in Canada, through which we provide growth capital and strategic support in the global cannabis sector, where federally lawful. Canopy Rivers did not generate net revenue in the three months ended June 30, 2020.

Update on COVID-19

Management has continued to closely monitor the impact of the COVID-19 global pandemic, with a focus on the health and safety of our employees, business continuity and supporting our communities. We established a COVID-19 Management Committee shortly after the declaration of COVID-19 as a global pandemic and implemented various measures to reduce the spread of the virus, as highlighted in the MD&A section of our Annual Report. We have continued to operate under the preventative measures as previously described and have experienced minimal disruption to our production and supply chain. In addition, since our non-production workforce continues to effectively work remotely using various technology tools, we are able to maintain our full operations and internal controls over financial reporting and disclosures.

We temporarily closed our Tweed and Tokyo Smoke retail stores beginning in mid-March in response to the COVID-19 pandemic. Upon re-opening, beginning in mid-April, our retail stores largely operated with reduced hours and under a “click-and-collect” model with curbside pickup or delivery. As of the date of the filing of this Quarterly Report, all 22 of our corporate-owned retail stores are open and offering click-and-collect and in-store shopping. Our Canadian medical business, which operates as an ecommerce channel, has continued largely unchanged. Our international medical business operates primarily as a pharmacy model, with pharmacies being deemed essential businesses in Germany and other European countries in which we conduct business.

Given the uncertainties associated with the COVID-19 pandemic, including those related to the use of our products by consumers, disruptions to the global and local economies due to related stay-at-home orders, quarantine policies and restrictions on travel, trade and business operations and a reduction in discretionary consumer spending, we are unable to estimate the long-term impact of the COVID-19 pandemic on our business, financial condition, results of operations, and/or cash flows. We expect the COVID-19 pandemic to continue to negatively affect our results of operations for the second quarter of fiscal 2021 and, if the effects of the COVID-19 pandemic continue, our results so long as the measures used to contain the pandemic remain in effect. We believe we have sufficient liquidity available from cash and cash equivalents and short-term investments on hand of $975.9 million and $1.1 billion, respectively at June 30, 2020, and from available capacity under our revolving debt facility to enable us to meet our working capital and other operating requirements, fund growth initiatives and capital expenditures, settle our liabilities, and repay scheduled principal and interest payments on debt. Refer to “Part 3 – Financial Liquidity and Capital Resources” for further information.

Recent Developments

On June 24, 2020, we entered into a proposal agreement (the “Proposal Agreement”) with Acreage to amend the terms of the Existing Arrangement made pursuant to the Arrangement Agreement between us and Acreage dated April 18, 2019, as amended on May 15, 2019. Pursuant to the terms of the Existing Arrangement, shareholders of Acreage and holders of certain securities convertible into Existing SVS (as defined below) as of June 26, 2019, received an immediate aggregate total payment of US$300.0 million ($395.2 million) in exchange for granting Canopy Growth both the right and the obligation (the “Acreage financial instrument”) to acquire all of the issued and outstanding shares of Acreage following the occurrence or waiver of the Triggering Event and subject to the satisfaction or waiver of the conditions set out in the Arrangement Agreement.

Pursuant to the terms of the Proposal Agreement, the Existing Arrangement will be amended (the “Amended Arrangement”) to provide for, among other things, the following:

•

A capital reorganization of Acreage (the “Capital Reorganization”) pursuant to which Acreage will amend its Notice of Articles and Articles to, among other things, create the Fixed Shares (as defined below), the Floating Shares (as defined below) and the Fixed Multiple Shares (as defined below) and remove the existing Acreage subordinated voting shares (the “Existing SVS”), the existing Acreage proportionate voting shares (the “Existing PVS”) and the existing Acreage multiple voting shares (the “Existing MVS”). Pursuant to the Capital Reorganization (i) each outstanding Existing SVS will be exchanged for 0.7 of a Fixed Share and 0.3 of a Floating Share; (ii) each outstanding Existing PVS will be exchanged for 28 Fixed Shares and 12 Floating Shares; and (iii) each outstanding Existing MVS will be exchanged for 0.7 of a Fixed Multiple Share and 0.3 of a Floating Share;

•

The new Class E subordinated voting shares (the “Fixed Shares”) will have the same attributes as the Existing SVS and will be listed on the Canadian Securities Exchange (the “CSE”). Following the occurrence or waiver (at the discretion of Canopy Growth) of the Triggering Event and subject to the satisfaction or waiver of the conditions set out in the Arrangement Agreement (as modified in connection with the Amended Arrangement), Canopy Growth will acquire all of the issued and outstanding Fixed Shares based on an amended exchange ratio equal to 0.3048 of a common share to be received for each Fixed Share held (reduced from 0.5818 per Existing SVS pursuant to the Existing Agreement). The foregoing exchange ratio for the Fixed Shares is subject to adjustment in accordance with the Amended Arrangement if, among other things, Acreage issues greater than the permitted number of Fixed Shares;

•

The new Class D subordinated voting shares (the “Floating Shares”) will be listed on the CSE. Upon the occurrence or waiver (at the discretion of Canopy Growth) of the Triggering Event, Canopy Growth will have the right exercisable for a period of 30 days, to acquire all of the issued and outstanding Floating Shares for cash or common shares or a combination thereof, in Canopy Growth’s sole discretion at a price equal to the 30-day volume weighted average trading price of the Floating Shares on the CSE, subject to a minimum call price of US$6.41 per Floating Share. The foregoing exchange ratio for the Floating Shares is subject to adjustment in accordance with the Amended Arrangement if Acreage issues greater than the permitted number of Floating Shares. The acquisition of the Floating Shares, if acquired, will take place concurrently with the closing of the acquisition of the Fixed Shares;
•

The new Class F multiple voting shares (the “Fixed Multiple Shares”) will have the same attributes as the Existing MVS, provided that each Fixed Multiple Share will entitle the holder thereof to 4,300 votes per share at shareholder meetings of Acreage. Immediately prior to the acquisition of the Fixed Shares, each issued and outstanding Fixed Multiple Share will automatically be exchanged for one Fixed Share and thereafter be acquired by Canopy Growth upon the same terms and conditions as the acquisition of the Fixed Shares;

•

If the occurrence or waiver of the Triggering Event does not occur within 10 years from the date the Amended Arrangement is implemented, Canopy Growth’s rights to acquire both the Fixed Shares and the Floating Shares will terminate;

•

Upon implementation of the Amended Arrangement, Canopy Growth will make a cash payment to the shareholders of Acreage and holders of certain securities convertible into Existing SVS in the aggregate amount of US$37.5 million; and

•	Acreage is only permitted to issue an aggregate of up to 32,700,000 Fixed Shares and Floating Shares following the implementation of the Amended Arrangement.

Canopy Growth has also agreed to loan a wholly-owned subsidiary of Acreage (“Acreage Hempco”) up to US$100.0 million pursuant to a secured debenture, of which US$50.0 million will be subject to the satisfaction of certain conditions by Acreage Hempco. The secured debenture will bear interest at a rate of 6.1% per annum, and mature 10 years from the date the Amended Arrangement is implemented or such earlier date in accordance with the terms of the secured debenture. As at June 30, 2020, no amounts have been loaned to Acreage Hempco.

Implementation of the Amended Arrangement is contingent upon obtaining the requisite prior approvals of the shareholders of Acreage and the Supreme Court of British Columbia and certain other closing conditions.

Part 2 - Results of Operations

Discussion of First Quarter of Fiscal 2021 Results of Operations

	Three months ended June 30,
	2020	2019	Change	% Change
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)
Selected financial information:
Net revenue	$110,416	$90,482	$19,934	22%
Gross margin percentage	6%	20%	-	(14%)
Net loss	$(128,322)	$(194,051)	$65,729	34%
Net loss attributable to Canopy Growth Corporation	$(108,501)	$(185,869)	$77,368	42%
Loss per share - basic and diluted[1]	$(0.30)	$(0.54)	$0.24	44%

[1]For the three months ended June 30, 2020, the weighted average number of outstanding common shares, basic and diluted, totaled 363,763,347. For the three months ended June 30, 2019, the weighted average number of common shares, basic and diluted, totaled 346,779,156.

Revenue

Revenue by Channel	Three months ended June 30,
(in thousands of Canadian dollars)	2020	2019	$ Change	% Change

Recreational net revenue
Business-to-business[1]	$34,934	$38,881	$(3,947)	(10%)
Business-to-consumer	9,330	10,638	(1,308)	(12%)
	44,264	49,519	(5,255)	(11%)
Medical net revenue
Canadian[2]	13,910	11,686	2,224	19%
International	20,191	10,496	9,695	92%
	34,101	22,182	11,919	54%

Other revenue	32,051	18,781	13,270	71%
Net revenue	$110,416	$90,482	19,934	22%

[1] Includes excise taxes of $7,246 for the three months ended June 30, 2020 (three months ended June 30, 2019 - $11,544).
[2] Includes excise taxes of $1,426 for the three months ended June 30, 2020 (three months ended June 30, 2019 - $1,365).

Revenue by Form	Three months ended June 30,
(in thousands of Canadian dollars)	2020	2019	$ Change	% Change

Recreational revenue by form
Dry bud	$40,129	$60,854	$(20,725)	(34%)
Oils and softgels	7,721	8,209	(488)	(6%)
Cannabis 2.0 products	7,060	-	7,060	-
Other revenue adjustments[1]	(3,400)	(8,000)	4,600	58%
Excise taxes	(7,246)	(11,544)	4,298	37%
	44,264	49,519	(5,255)	(11%)
Medical revenue by form
Dry bud	10,205	7,210	2,995	42%
Oils and softgels	25,008	16,337	8,671	53%
Cannabis 2.0 products	314	-	314	-
Excise taxes	(1,426)	(1,365)	(61)	(4%)
	34,101	22,182	11,919	54%

Other revenue	32,051	18,781	13,270	71%
Net revenue	$110,416	$90,482	$19,934	22%

[1] Other revenue adjustments represent our determination of returns and pricing adjustments.

Net revenue in the first quarter of fiscal 2021 was $110.4 million, as compared to $90.5 million in the first quarter of fiscal 2020. The year-over-year increase is primarily attributable to (i) the year-over-year increase in other revenue resulting from strong performance by Storz & Bickel, a full quarter of revenue contribution from This Works (acquired in May 2019), and the acquisition of BioSteel in October 2019; and (ii) the year-over-year increase in medical net revenue, which was primarily due to a full quarter of revenue contribution from C3 (acquired in April 2019), and year-over-year growth in our German and Canadian medical businesses. These increases were partially offset by a year-over-year decrease in Canadian recreational net revenue.

Recreational

Canadian recreational net revenue in the first quarter of fiscal 2021 was $44.3 million, as compared to $49.5 million in the first quarter of fiscal 2020.

Net revenue from the business-to-business channel in the first quarter of fiscal 2021 was $34.9 million, as compared to $38.9 million in the first quarter of fiscal 2020. The year-over-year decrease is primarily attributable to lower sales of our dry bud products, which is largely a result of increased competition in the value-priced dried flower category of the recreational market. In recent quarters we have observed an increase in the number of competitive offerings, particularly those with higher THC potency, and aggressive pricing strategies adopted by some market participants. The impact of lower dry bud product sales was partially offset by the introduction of our portfolio of Cannabis 2.0 product offerings across Canada over the past several months, as highlighted in the “Business Overview” section above. In the first quarter of fiscal 2021, sales of our Cannabis 2.0 products represented approximately 13% of gross revenue from the business-to-business channel.

Revenue from the business-to-consumer channel in the first quarter of fiscal 2021 was $9.3 million, as compared to $10.6 million in the first quarter of fiscal 2020. The year-over-year decrease is primarily attributable to the temporary closures of our Tweed and Tokyo Smoke retail stores beginning in mid-March in response to the COVID-19 pandemic. Upon re-opening, beginning in mid-April, our retail stores largely operated with reduced hours and under a “click-and-collect” model with curbside pickup or delivery, where permitted by provincial governments. Partially offsetting the adverse impact of COVID-19 related retail store closures is an increase related to the build-out of our retail store platform across Canada. At June 30, 2020, we had 22 corporate-owned Tweed and Tokyo Smoke retail stores in operation, an increase of 2 stores from June 30, 2019.

Medical

Medical cannabis net revenue in the first quarter of fiscal 2021 was $34.1 million, as compared to $22.2 million in the first quarter of fiscal 2020. Canadian medical net revenue in the first quarter of fiscal 2021 was $13.9 million, as compared to $11.7 million in the first quarter of fiscal 2020. The year-over-year increase is due primarily to the prior year quarter being impacted by the transition of our medical customers to the Spectrum Therapeutics online store and its more medical-focused range of cannabis products prior to the opening of the Canadian recreational market in October 2018. Since that transition, we have broadened our brand and medical cannabis product offerings available on the Spectrum Therapeutics online store in response to medical customer demand. International medical revenue in the first quarter of fiscal 2021 was $20.2 million, as compared to $10.5 million in the first quarter of fiscal 2020. C3 (acquired in April 2019) contributed a full quarter of revenue totaling $15.4 million in the current quarter, a year-over-year increase of $6.6 million. Additionally, the year-over-year growth in our German medical business of $3.1 million is attributable to the resolution of supply constraints we had experienced early in the prior fiscal year, and which were associated with the opening of the recreational cannabis market in Canada.

Other

Other revenue is comprised of revenue related to (i) vaporizers sold by Storz & Bickel; (ii) beauty, skincare, wellness and sleep products, some of which have been blended with hemp-derived CBD isolate, sold by This Works; (iii) sports nutrition beverages, mixes, protein, gum and mints, some of which have been infused with hemp-derived CBD isolate, sold by BioSteel; and (iv) other strategic revenue sources such as our clinic partners.

Other revenue in the first quarter of fiscal 2021 was $32.1 million, as compared to $18.8 million in the first quarter of fiscal 2020. The year-over-year increase of $13.3 million is primarily due to an increase in revenue from Storz & Bickel and a full quarter of revenue contribution from both This Works (acquired in May 2019) and BioSteel (acquired in October 2019). Revenue from Storz & Bickel was $17.1 million in the current quarter, a year-over-year increase of $7.4 million due to stronger-than-expected sales performance and an expansion of our distribution network in the United States. Additionally, This Works contributed a full quarter of revenue totaling $6.0 million in the current quarter, a year-over-year increase of $3.7 million.

Cost of Goods Sold and Gross Margin

	Three months ended June 30,
(in thousands of Canadian dollars except where indicated)	2020	2019	$ Change	% Change
Net revenue	$110,416	$90,482	$19,934	22%

Cost of goods sold	$103,921	$72,192	$31,729	44%
Gross margin	6,495	18,290	(11,795)	(64%)
Gross margin percentage	6%	20%	-	(14%)

Cost of goods sold in the first quarter of fiscal 2021 was $103.9 million, as compared to $72.2 million in the first quarter of fiscal 2020. Our gross margin in the first quarter of fiscal 2021 was $6.5 million, or 6% of net revenue, as compared to a gross margin of $18.3 million and gross margin percentage of 20% of net revenue in the first quarter of fiscal 2020. In the first quarter of fiscal 2021, our gross margin percentage was adversely impacted by the following:

•

The impact of operating costs relating to facilities not yet cultivating or producing cannabis, not yet producing cannabis-related products or having under-utilized capacity. In the first quarter of fiscal 2021 these costs amounted to $8.7 million and primarily related to (i) start-up costs associated with our indoor cultivation facility in Newfoundland, our gummy production facility in Smiths Falls, and our greenhouse in Denmark, including charges for obsolete inventory resulting from delays in obtaining the required export approvals from the Danish government; and (ii) under-utilized capacity associated with our Cannabis 2.0 production facilities in Smiths Falls;

•

Lower production output in the first quarter of fiscal 2021, particularly in Canada, to align with current and expected market demand. Lower production output, coupled with (i) our fixed costs representing a high proportion of our overall cultivation and manufacturing cost structure; and (ii) the gradual reduction of our variable costs late in the current quarter, resulted in the under-absorption of these fixed and variable costs and an adverse impact on gross margin in the current quarter. In connection with these changes to our production strategy we also adjusted our cannabis production profile to focus on higher-potency strains which are more in-demand in the current market, resulting in additional inventory charges in the current quarter; and

•	Charges totaling $1.2 million related to the flow-through of inventory step-up associated with fiscal 2020 business combinations.

Partially offsetting these factors was the continued shift in the business mix in the first quarter of fiscal 2021 towards increased contributions to our revenues from our higher-margin C3, Storz & Bickel and This Works businesses.

Comparatively, our gross margin percentage in the first quarter of fiscal 2020 was impacted by operating costs of $16.2 million relating to facilities not yet cultivating or processing cannabis, not yet producing cannabis-related products or having under-utilized capacity, adjustments related to the net realizable value of inventory, and a shift in the product mix in the first quarter of fiscal 2020 towards a lower percentage of higher-margin, advanced manufactured product offerings.

We harvested 22,990 kilograms of cannabis in the first quarter of fiscal 2021, as compared to 40,960 kilograms in the first quarter of fiscal 2020. The decrease is primarily due to the closure of our two greenhouses in British Columbia in the fourth quarter of fiscal 2020, partially offset by an increase in production from our greenhouse in Mirabel, Quebec.

Operating Expenses

	Three months ended June 30,
(in thousands of Canadian dollars)	2020	2019	$ Change	% Change
Operating expenses
General and administrative	$64,827	$63,288	$1,539	2%
Sales and marketing	37,769	50,547	(12,778)	(25%)
Research and development	13,659	8,490	5,169	61%
Acquisition-related costs	1,394	13,182	(11,788)	(89%)
Depreciation and amortization	17,743	10,140	7,603	75%
Selling, general and administrative expenses	135,392	145,647	(10,255)	(7%)

Share-based compensation	28,559	77,081	(48,522)	(63%)
Share-based compensation related to acquisition milestones	2,126	10,281	(8,155)	(79%)
Share-based compensation expense	30,685	87,362	(56,677)	(65%)

Asset impairment and restructuring costs	12,794	-	12,794	-
Total operating expenses	$178,871	$233,009	$(54,138)	(23%)

Selling, general and administrative expenses

Selling, general and administrative expenses in the first quarter of fiscal 2021 were $135.4 million, as compared to $145.6 million in the first quarter of fiscal 2020.

General and administrative expense in the first quarter of fiscal 2021 was $64.8 million, relatively consistent with $63.3 million in the first quarter of fiscal 2020.

Sales and marketing expense in the first quarter of fiscal 2021 was $37.8 million, as compared to $50.5 million in the first quarter of fiscal 2020. In the comparative period we incurred costs attributable to (i) creative design, brand insights and product marketing campaigns in preparation for the launch of our Cannabis 2.0 portfolio of products, and (ii) media and advertisement placement campaigns to drive brand awareness and educate consumers in support of our Tweed, Tokyo Smoke and other recreational brands at the onset of the opening of the Canadian recreational market in October 2018. These costs did not recur to the same extent in the first quarter of fiscal 2021. Additionally, in the current quarter, as a result of the COVID-19 pandemic and the associated measures established to contain its spread, we delayed or cancelled various product and brand marketing initiatives that were planned for retail stores across Canada, and incurred significantly reduced travel costs due to travel restrictions.

The above factors resulting in a year-over-year decrease in sales and marketing expense were partially offset by higher compensation costs related to our marketing and sales capabilities servicing (i) the United States market, where initiatives continue to commercialize and drive brand and product awareness for our First & Free line of CBD products; and (ii) the growth in our business as compared to the first quarter of fiscal 2020 resulting from the acquisitions of C3 in April 2019, This Works in May 2019 and BioSteel in October 2019.

Research and development expense in the first quarter of fiscal 2021 was $13.7 million, as compared to $8.5 million in the first quarter of fiscal 2020. The year-over-year increase is primarily attributable to (i) higher compensation costs associated with a year-over-year increase in the number of employees conducting research and developing patent-protected technology, most notably in relation to our Cannabis 2.0 products and plant science; and (ii) a year-over-year increase in costs associated with conducting external laboratory research, testing and clinical trials for CBD- and other cannabinoid-based human and animal health products and therapies. The above factors resulting in a year-over-year increase in research and development expense were partially offset by lower travel costs resulting from COVID-19 related travel restrictions, and lower third-party professional fees associated with a refocusing of Spectrum Therapeutics’ research objectives.

Acquisition-related costs in the first quarter of fiscal 2021 were $1.4 million, as compared to $13.2 million in the first quarter of fiscal 2020. The year-over-year decrease is primarily attributable to more mergers and acquisitions activity in the first quarter of fiscal 2020, most notably entering into and implementing the Arrangement Agreement with Acreage and closing the acquisitions of C3 and This Works. Comparatively, in the first quarter of fiscal 2021 our primary mergers and acquisitions activity related to entering the Proposal Agreement and Amended Arrangement with Acreage, as described in “Recent Developments” above.

Depreciation and amortization expense in the first quarter of fiscal 2021 was $17.7 million, as compared to $10.1 million in the first quarter of fiscal 2020. The year-over-year increase is primarily attributable to substantial completion of the build-out of our infrastructure across Canada over the past year, investment in our infrastructure in Europe and the United States, and the growth in our business over the past year with the acquisitions of C3, BioSteel and This Works.

Share-based compensation expense

Share-based compensation expense in the first quarter of fiscal 2021 was $28.6 million, as compared to $77.1 million in the first quarter of fiscal 2020. The year-over-year decrease is primarily attributable to:

•

The significant number of stock options that were granted in previous years at relatively higher exercise prices, which impacted share-based compensation expense more significantly in previous periods. We granted 22.1 million stock options in fiscal 2019 at a weighted average price of $51.49 per option, as compared to 9.5 million options in fiscal 2020 at a weighted average price of $33.87. The year-over-year decrease in the number of stock option grants was due to the modification of our share-based compensation program in the first half of fiscal 2020, and only 155,800 options were granted in the first quarter of fiscal 2021; and

•

The forfeiture or cancellation of 5.9 million stock options in fiscal 2020 and 3.1 million stock options in the first quarter of fiscal 2021 resulting primarily from restructuring actions commenced in the fourth quarter of fiscal 2020. These forfeitures and cancellations also resulted in a year-over-year reduction in share-based compensation expense.

Share-based compensation expense related to acquisition milestones in the first quarter of fiscal 2021 was $2.1 million, as compared to $10.3 million in the first quarter of fiscal 2020. The year-over-year decrease is primarily related to (i) the restructuring of our operations in Colombia in the fourth quarter of fiscal 2020, which resulted in the acceleration of share-based compensation expense related to the unvested milestones associated with the acquisitions of Spectrum Colombia and Canindica. As a result, there is no remaining share-based compensation expense to be recognized in association with the Spectrum Colombia acquisition and only a minimal amount was recognized in connection with the Canindica acquisition in the current quarter; and (ii) the achievement, in earlier quarters, of major milestones associated with the acquisitions of Spectrum Colombia, Canindica, and Spectrum Cannabis Denmark Aps, which had resulted in the recognition of share-based compensation expense at that time.

Asset impairment and restructuring costs

Asset impairment and restructuring costs recorded in operating expenses in the first quarter of fiscal 2021 were $12.8 million. In the first quarter of fiscal 2021, we completed certain of the restructuring actions that had commenced in the previous fiscal year, and recorded final adjustments related to changes in certain estimates recorded at March 31, 2020. In addition, we incurred additional costs in the first quarter of fiscal 2021 related primarily to the rationalization of our marketing organization in April 2020. As a result, in the first quarter of fiscal 2021 we recognized asset impairment and restructuring costs in relation to (i) costs associated with the closure of certain of the Company’s Canadian production facilities; (ii) completing the exit of the Company’s operations in South Africa and Lesotho; and (iii) employee-related costs associated with rationalizing certain marketing activities.

Other

	Three months ended June 30,
(in thousands of Canadian dollars)	2020	2019	$ Change	% Change
Loss from equity method investments	$(7,189)	$(1,833)	$(5,356)	(292%)
Other income (expense), net	48,205	32,768	15,437	47%
Income tax recovery (expense)	3,038	(10,267)	13,305	130%

Loss from equity method investments

The loss from equity method investments in the first quarter of fiscal 2021 was $7.2 million, as compared to $1.8 million in the first quarter of fiscal 2020. The year-over-year increase in the loss is primarily attributable to larger net losses incurred by PharmHouse and Agripharm relative to the prior year, which is predominantly related to current quarter business performance.

Other income (expense), net

Other income (expense), net in the first quarter of fiscal 2021 was $48.2 million, as compared to $32.8 million in the first quarter of fiscal 2020. The year-over-year increase of $15.4 million is primarily attributable to:

•

Change of $62.9 million related to non-cash fair value changes on our other financial assets, from an expense amount of $41.1 million in the first quarter of fiscal 2020 to an income amount of $21.8 million in the first quarter of fiscal 2021. This change is primarily attributable to a fair value increases totaling $21.3 million in the TerrAscend Canada secured debenture and the TerrAscend warrants in the current quarter, driven largely by an increase in TerrAscend’s share price of approximately 17% from April 1 to June 30, 2020. Comparatively, in the first quarter of fiscal 2020 the expense amount was primarily driven by decreases of $20.0 million and $8.0 million in the fair value of our exchangeable shares in TerrAscend and warrants in the capital of SLANG Worldwide Inc., respectively.

•

Change of $41.6 million related to non-cash fair value changes on acquisition related contingent consideration, from an expense amount in the first quarter of fiscal 2020 to an income amount in the first quarter of fiscal 2021. In fiscal 2019 we acquired ebbu Inc. (“ebbu”), and the consideration paid included contingent consideration related to the achievement, by ebbu, of certain scientific related milestones. The year-over-year change in the fair value of the acquisition related contingent consideration is primarily attributable to changes in our assessment of the probability and timing of ebbu achieving certain of these milestones.

•

Increase in non-cash income of $10.5 million related to fair value changes on the warrant derivative liability associated with the Tranche B Warrants held by CBI. The decrease in the fair value of the warrant derivative liability during the first quarter of fiscal 2021 is primarily attributable to changes during the quarter in certain of the assumptions used to value the liability, including the risk-free interest rate, partially offset by a slight increase in the price of our common shares. Comparatively, the decrease in the fair value of the warrant derivative liability during the first quarter of fiscal 2020 was attributable to a decline in our share price from the time the terms of the Tranche B Warrants were amended to June 30, 2019.

•

Change of $51.8 million, from an income amount of $31.5 million in the first quarter of fiscal 2020 to an expense amount of $20.3 million in the first quarter of fiscal 2021, related to the non-cash fair value changes on our senior convertible notes. The price of our common shares increased approximately 7% from April 1, 2020 to June 30, 2020, which resulted in an expense being recognized in the current period. Comparatively, the price of our common shares declined approximately 7% from April 1, 2019 to June 30, 2019, which resulted in income being recognized in the first quarter of fiscal 2020.

•

Non-cash fair value changes of $35.0 million related to the liability arising from the Acreage Arrangement, primarily attributable to the proposed amendments to be made to the Existing Arrangement with Acreage pursuant to the Proposal Agreement during the first quarter of fiscal 2021, as described above in “Recent Developments”.  Specifically, the increase in the fair value of the liability is primarily attributable to the revised exchange ratio in the Proposal Agreement, and the expected incremental shareholder payment of US$37.5 million.

•	A decrease in interest income of $13.7 million, primarily attributable to the year-over-year decrease in our cash and cash equivalents and short-term investments balances and interest rates.

Income tax recovery (expense)

Income tax recovery in the first quarter of fiscal 2021 was $3.0 million, compared to income tax expense of $10.3 million in the first quarter of fiscal 2020. In the first quarter of fiscal 2021, the income tax recovery consisted of a deferred income tax recovery of $2.1 million (compared to an expense of $8.3 million in the first quarter of fiscal 2020) and current income tax recovery of $0.9 million (compared to an expense of $2.0 million in the first quarter of fiscal 2020).

The increase of $10.4 million in the deferred income tax recovery is primarily a result of (i) recording a reduction in deferred tax liabilities that arose in connection with the required revaluation of the accounting carrying value, but not the tax basis, of property, plant and equipment, intangible assets, and other financial assets; and (ii) the recognition of losses carried forward net of the use of losses carried forward from prior years for which a deferred tax asset had been recorded. In connection with certain deferred tax assets, mainly in respect of losses for tax purposes, where the accounting criteria for recognition of an asset has yet to be satisfied and it is not probable that they will be used, the deferred tax asset has not been recognized.

The increase of $2.9 million in the current income tax recovery arose primarily in connection with legal entities that generated losses during the current period that will be used to reduce prior years’ income for tax purposes, and acquired legal entities that generated income for tax purposes during prior periods that could not be reduced by the group’s tax attributes but whose current period income will now be reduced by the group’s tax attributes.

Net Loss

Net loss in the first quarter of fiscal 2021 was $128.3 million, as compared to $194.1 million in the first quarter of fiscal 2020. The decrease in the net loss is primarily attributable to the year-over-year decrease in operating expenses and the other variances described above.

Segmented Analysis

In the first quarters of fiscal 2021 and fiscal 2020, all of our revenue was earned by the Cannabis, Hemp and Other Consumer Products segment. Canopy Rivers contributed a net loss of $5.3 million in the first quarter of fiscal 2021, of which $1.5 million was attributable to Canopy Growth. In the first quarter of fiscal 2020, Canopy Rivers contributed a net loss of $3.3 million, of which $0.9 million was attributable to Canopy Growth. The increase in the net loss reflects changes in the fair value or carrying value of Canopy Rivers’ strategic equity investments.

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

The following table presents Adjusted EBITDA for the three months ended June 30, 2020 and 2019:

	Three months ended June 30,
(in thousands of Canadian dollars)	2020	2019	$ Change	% Change
Net loss	$(128,322)	$(194,051)	$65,729	34%
Income tax (recovery) expense	(3,038)	10,267	(13,305)	(130%)
Other (income) expense, net	(48,205)	(32,768)	(15,437)	(47%)
Loss on equity method investments	7,189	1,833	5,356	292%
Share-based compensation[1]	30,685	87,362	(56,677)	(65%)
Acquisition-related costs	1,394	13,182	(11,788)	(89%)
Depreciation and amortization[1]	34,047	20,752	13,295	64%
Asset impairment and restructuring costs	12,794	-	12,794	-
Charges related to the flow-through of inventory step-up on business combinations	1,213	-	1,213	-
Adjusted EBITDA[2]	$(92,243)	$(93,423)	$1,180	1%

[1] From Condensed Interim Consolidated Statements of Cash Flows.

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

The Adjusted EBITDA loss in the first quarter of fiscal 2021 was $92.2 million, relatively consistent with the Adjusted EBITDA loss of $93.4 million in the first quarter of fiscal 2020.

Part 3 – Financial Liquidity and Capital Resources

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. As of June 30, 2020, we had cash and cash equivalents of $975.9 million and short-term investments of $1.1 billion, which are predominantly invested in liquid securities issued by the United States and Canadian governments. Additionally, we have capacity of $34.7 million under our $40.0 million revolving debt facility with Farm Credit Canada (“FCC”). In evaluating our capital requirements, including the impact, if any, on our business from the COVID-19 pandemic, and our ability to fund the execution of our strategy, we believe we have adequate available liquidity to enable us to meet our working capital and other operating requirements, fund growth initiatives and capital expenditures, settle our liabilities, and repay scheduled principal and interest payments on debt for at least the next twelve months.

Our objective is to generate sufficient cash to fund our operating requirements and expansion plans. While we have incurred net losses on a U.S. GAAP basis and Adjusted EBITDA losses to date and our cash and cash equivalents have decreased $327.3 million from March 31, 2020 (and, together with short-term investments, increased $60.3 million from March 31, 2020), as discussed in the “Cash Flows” section below, management anticipates the success and eventual profitability of the business. We have also ensured that we have access to public capital markets through our U.S. and Canadian public stock exchange listings. However, there can be no assurance that we will gain adequate market acceptance for our products or be able to generate sufficient positive cash flow to achieve our business plans. In the first quarter of fiscal 2021, our purchases of and deposits on property, plant and equipment totaled $61.5 million, which were funded out of available cash, cash equivalents and short-term investments. Included in our purchase obligations for fiscal 2021, as reflected under the heading “Contractual Obligations and Commitments” in the MD&A section of our Annual Report, are commitments for the purchase of property, plant and equipment totaling $73.2 million in fiscal 2021. We expect to continue funding these purchases with our available cash, cash equivalents and short-term investments. Therefore, we are subject to risks including, but not limited to, our inability to raise additional funds through debt and/or equity financing to support our continued development, including capital expenditure requirements, operating requirements and to meet our liabilities and commitments as they come due.

Cash Flows

	Three months ended June 30,
(in thousands of Canadian dollars)	2020	2019
Net cash (used in) provided by:
Operating activities	$(118,546)	$(158,290)
Investing activities	(425,984)	(405,597)
Financing activities	247,303	(81,691)
Effect of exchange rate changes on cash and cash equivalents	(30,079)	(18,620)
Net (decrease) increase in cash and cash equivalents	(327,306)	(664,198)
Cash and cash equivalents, beginning of year	1,303,176	2,480,830
Cash and cash equivalents, end of year	$975,870	$1,816,632

Operating activities

Cash used in operating activities in the first quarter of fiscal 2021 totaled $118.5 million, as compared to cash used of $158.3 million in the first quarter of fiscal 2020. The year-over-year decrease in the cash used in operating activities was primarily due to the year-over-year decrease in the net loss, and a year-over-year reduction in our working capital spending on inventory primarily attributable to the lower production output in the first quarter of fiscal 2021, as described in the “Cost of Goods Sold and Gross Margin” section above. These factors were partially offset by an overall decrease in the non-cash income and expense items impacting the net loss.

Investing activities

The cash used in investing activities totaled $426.0 million in the first quarter of fiscal 2021, as compared to cash used of $405.6 million in the first quarter of fiscal 2020. In the first quarter of fiscal 2021, we invested $61.5 million in our indoor facility in Newfoundland, our gummy factory in Smiths Falls, and our production infrastructure in the United States. Comparatively, in the first quarter of fiscal 2020 we invested $211.8 million in expanding our Canadian and international growing capacity, and in the construction of advanced manufacturing capability and a bottling plant at our Smiths Falls location. The year-over-year decrease in our purchases of property, plant and equipment reflects the substantial completion of our cultivation and Cannabis 2.0 infrastructure build-out, and the shift in strategy to an asset-light model in certain markets.

In the first quarter of fiscal 2021 we did not complete any acquisitions, whereas in the first quarter of fiscal 2020 cash outflows related to acquisitions totaled $425.0, and included our acquisitions of C3 and This Works. We completed strategic investments totaling $2.6 million in the first quarter of fiscal 2021 in the form of equity instruments of certain entities, as compared to strategic investments totaling $427.4 million in the first quarter of fiscal 2020 which most notably included the $395.2 million investment in the Acreage financial instrument. Finally, in the first quarter of fiscal 2021 we made payments totaling $4.5 million for acquisition-related liabilities, as compared to $21.4 million in the first quarter of fiscal 2020 as we continue to draw-down on the amounts owing in relation to acquisitions completed in prior years.

Additional cash inflows during the first quarter of fiscal 2021 related to proceeds of $18.3 million from the sale of a portfolio of patents in Germany, and $10.0 million related to a recovery of amounts related to construction financing.

Partially offsetting these decreases in cash outflows was the net purchase of short-term investments in the first quarter of fiscal 2021 in the amount of $382.5 million, as compared to the net redemption of short-term investments of $687.8 million in the first quarter of fiscal 2020. The year-over-year change reflects our investment of the proceeds from CBI exercising their warrants during the quarter (see below) in relatively safe, liquid investments. Comparatively, in the first quarter of fiscal 2020 we redeemed short-term investments for use for the purposes described above.

Financing activities

The cash provided by financing activities totaled $247.3 million in the first quarter of fiscal 2021, as compared to cash used of $81.7 million in the first quarter of fiscal 2020. In the first quarter of fiscal 2021 we received proceeds of $245.0 million in relation to CBI exercising 18.9 million warrants to purchase our common shares. Additionally, in the first quarter of fiscal 2020 we repaid the Alberta Treasury Board financing in the amount of $95.2 million.

Free Cash Flow (Non-GAAP Measure)

Free cash flow is a non-GAAP measure used by management that is not defined by U.S. GAAP and may not be comparable to similar measures presented by other companies. Management believes that free cash flow presents meaningful information regarding the amount of cash flow required to maintain and organically expand our business, and that the free cash flow measure provides meaningful information regarding our liquidity requirements.

	Three months ended June 30,
(in thousands of Canadian dollars)	2020	2019
Net cash used in operating activities	$(118,546)	$(158,290)
Purchases of and deposits on property, plant and equipment	(61,547)	(211,824)
Free cash flow[1]	$(180,093)	$(370,114)

[1]Free cash flow is a non-GAAP measure, and is calculated as net cash provided by (used in) operating activities, less purchases of and deposits on property, plant and equipment.

Free cash flow in the first quarter of fiscal 2021 was an outflow of $180.1 million, as compared to an outflow of $370.1 million in the first quarter of fiscal 2020. The year-over-year decrease in the outflow reflects the decrease in the cash used for operating activities, as described above, and the substantial completion of our cultivation and Cannabis 2.0 infrastructure build-out over the past year and the shift in strategy to an asset-light model in certain markets.

Debt

Since our formation, we have financed our cash requirements primarily through the issuance of capital stock, including the $5.1 billion investment by CBI in the third quarter of fiscal 2019, and debt. Total debt outstanding as of June 30, 2020 was $500.4 million, as compared to $465.4 million as of March 31, 2020. The total principal amount owing, which excludes fair value adjustments related to our convertible senior notes, was $614.5 million at June 30, 2020, relatively consistent with the principal amount owing of $615.2 million at March 31, 2020.

Convertible senior notes

In June 2018, we issued convertible senior notes with an aggregate principal amount of $600.0 million. The notes bear interest at a rate of 4.25% per annum, payable semi-annually on January 15th and July 15th of each year commencing January 15, 2019. The notes mature on July 15, 2023. Holders of the notes may convert the notes at their option at any time from January 15, 2023 to the maturity date. CBI holds $200.0 million of these notes.

Other

On August 13, 2019, we entered into a $40.0 million revolving debt facility with FCC. The new facility replaces all previous loans with FCC and is secured by our property on Niagara-on-the-Lake, Ontario. The outstanding balance at June 30, 2020 is $5.3 million, and the facility bears interest of 3.45%, or the FCC prime rate plus 1.0%, and matures on September 3, 2024.

The revolving debt facility agreement with FCC includes affirmative, negative and financial covenants. As of June 30, 2020, we are in compliance with all covenants in the revolving debt facility agreement.

Further information regarding our debt issuances, including the conversion rights of the senior convertible notes, is included in Note 15 of the Interim Financial Statements.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments from the information provided in the MD&A section in our Annual Report.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in the MD&A section in our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Foreign currency risk

Our Interim Financial Statements are presented in Canadian dollars. We are exposed to foreign currency exchange rate risk as the functional currencies of certain subsidiaries, including those in the United States and Europe, are not in Canadian dollars. The translation of foreign currencies to Canadian dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date, and for revenues and expense using an average exchange rate for the period. Therefore, fluctuations in the value of the Canadian dollar affect the reported amounts of net revenue, expenses, assets and liabilities. The resulting translation adjustments are reported as a component of accumulated other comprehensive income or loss on the consolidated balance sheet.

A hypothetical 10% change in the U.S. dollar against the Canadian dollar compared to the exchange rate at June 30, 2020, would affect the carrying value of net assets by approximately $111.1 million, with a corresponding impact to the foreign currency translation account within accumulated other comprehensive income or loss. A hypothetical 10% change in the euro against the Canadian dollar compared to the exchange rate at June 30, 2020, would affect the carrying value of net assets by approximately $17.3 million, with a corresponding impact to the foreign currency translation account within accumulated other comprehensive income or loss.

We also have exposure to changes in foreign exchange rates associated with transactions which are undertaken by our subsidiaries in currencies other than their functional currency. As a result, we have been impacted by changes in exchange rates and may be impacted for the foreseeable future.

Foreign currency derivative instruments may be used to hedge existing foreign currency denominated assets and liabilities, forecasted foreign currency denominated sales/purchases to/from third parties as well as intercompany sales/purchases, intercompany principal and interest payments, and in connection with acquisitions, divestitures or investments outside of Canada. Historically, while we have purchased derivative instruments to mitigate the foreign exchange risks associated with certain transactions, the impact of these hedging transactions on our Financial Statements and Interim Financial Statements has been immaterial.

Interest rate risk

Our cash equivalents and short-term investments are held in both fixed-rate and adjustable-rate securities. Investments in fixed-rate instruments carry a degree of interest rate risk. The fair value of fixed-rate securities may be adversely impacted due to a rise in interest rates. Additionally, a falling-rate environment creates reinvestment risk because as securities mature, the proceeds are reinvested at a lower rate, generating less interest income. As at June 30, 2020, our cash and cash equivalents, and short-term investments, consisted of $1.5 billion, as compared to $1.3 billion at March 31, 2020, in interest rate sensitive instruments.

Our financial liabilities consist of long-term fixed rate debt and floating-rate debt. Fluctuations in interest rates could impact our cash flows, primarily with respect to the interest payable on floating-rate debt.

	Aggregate Notional Value		Fair Value		Decrease in Fair Value - Hypothetical 1% Rate Increase
	June 30, 2020	March 31, 2020	June 30, 2020	March 31, 2020	June 30, 2020	March 31, 2020
Convertible senior note	$600,000	$600,000	$485,898	$450,204	$(11,460)	$(11,490)
Fixed interest rate debt	4,802	5,255	N/A	N/A	N/A	N/A
Variable interest rate debt	9,706	9,956	N/A	N/A	N/A	N/A

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

Information regarding the fair value of financial instrument assets and liabilities that are measured at fair value on a recurring basis, and the relationship between the unobservable inputs used in the valuation of these financial assets and their fair value is presented in Note 22 of the Interim Financial Statements.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On July 22, 2020, the Company was served with a statement of claim in which it was named, together with several other Canadian licensed cannabis producers, as a defendant in a proposed class action proceeding filed in Calgary, Alberta, Canada. The plaintiffs allege that the defendants, including the Company, marketed and sold medicinal and recreational cannabis products with an advertised content of THC and CBD that was inaccurate and that the amount of the difference between the actual amount of THC and/or CBD in the medicinal and recreational cannabis products and the amounts of THC and/or CBD listed on the label was outside the permissible variability limits. The proposed class has not yet been certified. The Company is currently evaluating the merits of the claim and has not yet retained defense counsel.

Item 1A. Risk Factors.

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A in our Annual Report. There have been no material changes to the risk factors previously disclosed in Part I, Item 1A in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1

Certificate of Incorporation and Articles of Amendment of Canopy Growth Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2020, filed on June 1, 2020).

3.2	Bylaws of Canopy Growth Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2020, filed on June 1, 2020).
10.1

Proposal Agreement, dated as of June 24, 2020, by and between Canopy Growth Corporation and Acreage Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on June 30, 2020).

10.2

Consent Agreement, dated as of June 24, 2020, by and between Canopy Growth Corporation and CBG Holdings LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 30, 2020).

31.1*

Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**

This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANOPY GROWTH CORPORATION

Date: August 10, 2020	By:	/s/ David Klein
David Klein
Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2020	By:	/s/ Michael Lee
Michael Lee
Chief Financial Officer (Principal Financial Officer)