Form 10-Q
period 2020-09-30
Canopy Growth Corp
filed 2020-11-09
CIK 1737927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 6, 2020, there were 372,283,584 common shares of the registrant issued and outstanding.

Unless otherwise noted or the context indicates otherwise, references in this Quarterly Report on Form 10-Q (“Quarterly Report”) to the “Corporation”, “Canopy Growth”, “we”, “us” and “our” refer to Canopy Growth Corporation,  its direct and indirect wholly-owned subsidiaries and, if applicable, its joint ventures and investments accounted for by the equity method; the term “cannabis” means the plant of any species or subspecies of genus Cannabis and any part of that plant, including all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers; and the term “U.S. hemp” has the meaning given to term “hemp” in the U.S. Agricultural Improvement Act of 2018, including hemp-derived cannabidiol (“CBD”).

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

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(in thousands of Canadian dollars, except number of shares and per share data, unaudited)

	September 30, 2020	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$673,287	$1,303,176
Short-term investments	1,048,921	673,323
Restricted short-term investments	14,332	21,539
Amounts receivable, net	79,668	90,155
Inventory	398,454	391,086
Prepaid expenses and other assets	77,227	85,094
Total current assets	2,291,889	2,564,373
Equity method investments	25,663	65,843
Other financial assets	381,878	249,253
Property, plant and equipment	1,495,143	1,524,803
Intangible assets	437,344	476,366
Goodwill	1,933,476	1,954,471
Other assets	8,337	22,636
Total assets	$6,573,730	$6,857,745

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$81,064	$123,393
Other accrued expenses and liabilities	83,064	64,994
Current portion of long-term debt	13,272	16,393
Other liabilities	147,060	215,809
Total current liabilities	324,460	420,589
Long-term debt	520,424	449,022
Deferred income tax liabilities	39,569	47,113
Liability arising from Acreage Arrangement	147,000	250,000
Warrant derivative liability	221,948	322,491
Other liabilities	167,267	190,660
Total liabilities	1,420,668	1,679,875
Commitments and contingencies
Redeemable noncontrolling interest	83,900	69,750
Canopy Growth Corporation shareholders' equity:
Common shares - $nil par value; Authorized - unlimited number of shares; Issued - 372,046,111 shares and 350,112,927 shares, respectively	6,745,255	6,373,544
Additional paid-in capital	2,533,112	2,615,155
Accumulated other comprehensive income	103,306	220,899
Deficit	(4,463,798)	(4,323,236)
Total Canopy Growth Corporation shareholders' equity	4,917,875	4,886,362
Noncontrolling interests	151,287	221,758
Total shareholders' equity	5,069,162	5,108,120
Total liabilities and shareholders' equity	$6,573,730	$6,857,745

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in thousands of Canadian dollars, except number of shares and per share data, unaudited)

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019
Revenue	$150,828	$85,621	$269,916	$189,012
Excise taxes	15,562	9,008	24,234	21,917
Net revenue	135,266	76,613	245,682	167,095
Cost of goods sold	109,186	72,970	213,107	145,162
Gross margin	26,080	3,643	32,575	21,933
Operating expenses
Selling, general and administrative expenses	147,253	181,601	282,645	327,248
Share-based compensation	21,984	92,881	52,669	180,243
Expected credit losses on financial assets and related charges	94,745	-	94,745	-
Asset impairment and restructuring costs	46,363	-	59,157	-
Total operating expenses	310,345	274,482	489,216	507,491
Operating loss	(284,265)	(270,839)	(456,641)	(485,558)
Loss from equity method investments	(32,991)	(2,171)	(40,180)	(4,004)
Other income (expense), net	221,256	509,893	269,461	542,661
(Loss) income before income taxes	(96,000)	236,883	(227,360)	53,099
Income tax (expense) recovery	(552)	5,767	2,486	(4,500)
Net (loss) income	(96,552)	242,650	(224,874)	48,599
Net loss attributable to noncontrolling interests and redeemable noncontrolling interest	(64,491)	(16,268)	(84,312)	(24,450)
Net (loss) income attributable to Canopy Growth Corporation	$(32,061)	$258,918	$(140,562)	$73,049

Basic (loss) earnings per share	$(0.09)	$0.75	$(0.38)	$0.21
Basic weighted average common shares outstanding	371,520,534	347,226,921	367,663,135	346,028,903

Diluted (loss) earnings per share	$(0.09)	$0.25	$(0.38)	$0.19
Diluted weighted average common shares outstanding	371,520,534	380,323,118	367,663,135	382,765,533

Comprehensive (loss) income:
Net (loss) income	$(96,552)	$242,650	$(224,874)	$48,599
Other comprehensive (loss) income, net of income tax effect
Fair value changes of own credit risk of financial liabilities	(37,110)	22,050	(52,470)	36,660
Foreign currency translation	(11,999)	8,627	(65,123)	(52,117)
Total other comprehensive (loss) income, net of income tax effect	(49,109)	30,677	(117,593)	(15,457)
Comprehensive (loss) income	(145,661)	273,327	(342,467)	33,142
Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interest	(64,491)	(16,268)	(84,312)	(24,450)
Comprehensive (loss) income attributable to Canopy Growth Corporation	$(81,170)	$289,595	$(258,155)	$57,592

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of Canadian dollars, unaudited)

		Additional paid-in capital				Accumulated
	Common shares	Share-based reserve	Warrants	Ownership changes	Redeemable noncontrolling interest	other comprehensive income (loss)	Deficit	Noncontrolling interests	Total
Balance at March 31, 2020	$6,373,544	$517,741	$2,638,951	$(501,403)	$(40,134)	$220,899	$(4,323,236)	$221,758	$5,108,120
Other issuances of common shares and warrants	35,666	(27,728)	-	-	-	-	-	-	7,938
Exercise of warrants	315,256	-	(70,266)	-	-	-	-	-	244,990
Exercise of Omnibus Plan stock options	18,959	(8,203)	-	-	-	-	-	-	10,756
Share-based compensation	-	49,916	-	-	-	-	-	-	49,916
Issuance and vesting of restricted share units	1,830	(1,830)	-	-	-	-	-	-	-
Changes in redeemable noncontrolling interest	-	-	-	-	(23,575)	-	-	9,425	(14,150)
Ownership changes relating to noncontrolling interests	-	-	-	(357)	-	-	-	4,416	4,059
Comprehensive loss	-	-	-	-	-	(117,593)	(140,562)	(84,312)	(342,467)
Balance at September 30, 2020	$6,745,255	$529,896	$2,568,685	$(501,760)	$(63,709)	$103,306	$(4,463,798)	$151,287	$5,069,162

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of Canadian dollars, unaudited)

		Additional paid-in capital				Accumulated
	Common shares	Share-based reserve	Warrants	Ownership changes	Redeemable noncontrolling interest	other comprehensive income (loss)	Deficit	Noncontrolling interests	Total
Balance at March 31, 2019	$6,029,222	$505,172	$1,589,925	$(500,963)	$(2,110)	$(5,905)	$(835,118)	$285,485	$7,065,708
Other issuances of common shares and warrants	244,622	(244,877)	359	-	-	-	-	-	104
Exercise of warrants	932	-	(486)	-	-	-	-	-	446
Exercise of Omnibus Plan stock options	58,764	(22,741)	-	-	-	-	-	-	36,023
Share-based compensation	-	175,395	-	-	-	-	-	-	175,395
Issuance and vesting of restricted share units	389	(389)	-	-	-	-	-	-	-
Acreage warrant modification	-	-	1,049,153	-	-	-	(2,166,792)	-	(1,117,639)
Changes in redeemable noncontrolling interest	-	-	-	-	779	-	-	(3,679)	(2,900)
Ownership changes relating to noncontrolling interests	-	-	-	(335)	-	-	-	5,339	5,004
Comprehensive (loss) income	-	-	-	-	-	(15,457)	73,049	(24,450)	33,142
Balance at September 30, 2019	$6,333,929	$412,560	$2,638,951	$(501,298)	$(1,331)	$(21,362)	$(2,928,861)	$262,695	$6,195,283

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of Canadian dollars, unaudited)

	Six months ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(224,874)	$48,599
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	36,373	29,813
Amortization of intangible assets	29,432	15,955
Share of loss on equity method investments	40,180	4,004
Share-based compensation	52,669	180,243
Asset impairment and restructuring costs	59,157	-
Expected credit losses on financial assets and related charges	94,745	-
Income tax (recovery) expense	(2,486)	4,500
Non-cash foreign currency	(17,756)	(1,463)
Interest paid	(12,837)	(12,750)
Change in operating assets and liabilities, net of effects from purchases of businesses:
Amounts receivable	1,498	11,390
Prepaid expenses and other assets	(6,604)	(50,224)
Inventory	(23,500)	(143,229)
Accounts payable and accrued liabilities	(11,408)	10,584
Other, including non-cash fair value adjustments	(294,884)	(469,507)
Net cash used in operating activities	(280,295)	(372,085)
Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(90,195)	(440,150)
Purchases of intangible assets	(7,604)	(9,538)
Proceeds on sale of intangible assets	18,337	-
(Purchases) redemption of short-term investments	(367,779)	388,027
Investments in equity method investments	-	(4,719)
Investments in other financial assets	(7,526)	(36,423)
Investment in Acreage Arrangement	(49,849)	(395,190)
Loan advanced to Acreage Hempco	(66,995)	-
Recovery of amounts related to construction financing	10,000	-
Payment of acquisition related liabilities	(6,394)	(21,447)
Net cash outflow on acquisition of noncontrolling interests	(125)	-
Net cash outflow on acquisition of subsidiaries	-	(416,028)
Net cash used in investing activities	(568,130)	(935,468)
Cash flows from financing activities:
Payment of share issue costs	(677)	(129)
Proceeds from issuance of shares by Canopy Rivers	92	156
Proceeds from exercise of stock options	10,756	36,023
Proceeds from exercise of warrants	244,990	446
Issuance of long-term debt	1,564	5,278
Repayment of long-term debt	(5,920)	(104,282)
Net cash provided by (used in) financing activities	250,805	(62,508)
Effect of exchange rate changes on cash and cash equivalents	(32,269)	(8,305)
Net decrease in cash and cash equivalents	(629,889)	(1,378,366)
Cash and cash equivalents, beginning of period	1,303,176	2,480,830
Cash and cash equivalents, end of period	$673,287	$1,102,464

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of Canadian dollars, unaudited)

	Six months ended September 30,
	2020	2019
Supplemental disclosure of cash flow information
Cash received during the period:
Income taxes	$2,000	$-
Cash paid during the period:
Income taxes	$15,587	$1,305
Noncash investing and financing activities
Additions to property, plant and equipment	$24,840	$128,440

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of Canadian dollars, unaudited)

1.  DESCRIPTION OF BUSINESS

Canopy Growth Corporation is a publicly traded corporation, incorporated in Canada, with its head office located at 1 Hershey Drive, Smiths Falls, Ontario. References herein to “Canopy Growth” or “the Company” refer to Canopy Growth Corporation and its subsidiaries.

The principal activities of the Company are the production, distribution and sale of cannabis as regulated by the Access to Cannabis for Medical Purposes Regulations (“ACMPR”) in Canada, up to and including October 16, 2018. On October 17, 2018, the ACMPR was superseded by The Cannabis Act which regulates the production, distribution, and possession of cannabis for both medical and adult recreational access in Canada. The Company has also expanded to jurisdictions outside of Canada where federally lawful and regulated for cannabis and/or hemp including subsidiaries which operate in the United States, Europe, Latin America and the Caribbean, and Asia / Pacific. Through its partially owned subsidiary Canopy Rivers Inc. (“Canopy Rivers”), the Company also provides growth capital and a strategic support platform that pursues investment opportunities in the global cannabis sector, where federally lawful.

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

Principles of consolidation

The accompanying condensed interim consolidated financial statements include the accounts of the Company and all entities in which the Company either has a controlling voting interest or is the primary beneficiary of a variable interest entity. All intercompany accounts and transactions have been eliminated on consolidation. Information on the Company’s subsidiaries with noncontrolling interests is included in Note 22.

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

Equity method investments

Investments accounted for using the equity method include those investments where the Company (i) can exercise significant influence over the other entity and (ii) holds common stock and/or in-substance common stock of the other entity. Under the equity method, investments are carried at cost, and subsequently adjusted for the Company’s share of net income (loss), comprehensive income (loss) and distributions received from the investee. If the current fair value of an investment falls below its carrying amount, this may indicate that an impairment loss should be recorded. Any impairment losses recognized are not reversed in subsequent periods. Refer to Note 10 for additional information on the Company’s investments accounted for using the equity method.

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

Investments-Equity Securities

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

Convertible Instruments and Contracts in an Entity’s Own Equity

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40):Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. In addition, ASU 2020-06 enhances information transparency by making targeted improvements to the disclosures for convertible instruments and earnings-per-share (EPS) guidance, and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-

based accounting conclusions. ASU 2020-06 is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted after December 15, 2020. The Company is evaluating the impact on the consolidated financial statements and expects to implement the provisions of ASU 2020-06 effective April 1, 2022.

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

In the three months ended September 30, 2020, the Company recorded adjustments related to changes in the estimated fair value of certain of the Company’s Canadian production facilities from March 31, 2020 and charges related to rationalizing certain research and development activities.

As a result, in the three and six months ended September 30, 2020, the Company recognized asset impairment and restructuring costs of $46,363 and $59,157, respectively, in relation to (i) changes in the estimated fair value of certain of the Company’s Canadian production facilities, and costs associated with their closure; (ii) completing the exit of the Company’s operations in South Africa and Lesotho; (iii) employee-related costs associated with rationalizing certain marketing activities; and (iv) charges related to rationalizing certain research and development activities.

4.  CASH AND CASH EQUIVALENTS

The components of cash and cash equivalents are as follows:

	September 30,	March 31,
	2020	2020
Cash	$433,626	$679,581
Cash equivalents	239,661	623,595
	$673,287	$1,303,176

5.  SHORT-TERM INVESTMENTS

The components of short-term investments are as follows:

	September 30,	March 31,
	2020	2020
Term deposits	$550,737	$374,000
Government securities	182,883	226,087
Commercial paper and other	315,301	73,236
	$1,048,921	$673,323

The amortized cost of short-term investments at September 30, 2020 is $1,048,316 (March 31, 2020 – $673,022).

6.  AMOUNTS RECEIVABLE, NET

The components of amounts receivable, net are as follows:

	September 30,	March 31,
	2020	2020
Accounts receivable, net	$63,004	$51,166
Interest receivable	7,812	10,303
Indirect taxes receivable	2,648	22,982
Other receivables	6,204	5,704
	$79,668	$90,155

Included in the accounts receivable, net balance at September 30, 2020 is an allowance for doubtful accounts of $571 (March 31, 2020 – $655).

7.  INVENTORY

The components of inventory are as follows:

	September 30,	March 31,
	2020	2020
Raw materials, packaging supplies and consumables	$62,422	$75,507
Work in progress	256,594	255,934
Finished goods	79,438	59,645
	$398,454	$391,086

In the three and six months ended September 30, 2020, the Company recorded write-downs related to inventory of $4,945 and $24,331, respectively, (three and six months ended September 30, 2019 – $21,747 and $26,536, respectively) in cost of goods sold.

8.  PREPAID EXPENSES AND OTHER ASSETS

The components of prepaid expenses and other assets are as follows:

	September 30,	March 31,
	2020	2020
Prepaid expenses	$45,112	$41,423
Deposits	20,203	7,773
Prepaid inventory	1,915	21,217
Other assets	9,997	14,681
	$77,227	$85,094

9. PHARMHOUSE

PharmHouse Inc. (“PharmHouse”), a joint venture formed on May 7, 2018, between the Company and 2615975 Ontario Limited (the “PharmHouse JV Partner”), is a company licensed to cultivate cannabis under the Cannabis Act.

CCAA Proceedings

During the three months ended September 30, 2020, it was determined that the previously anticipated timeline for PharmHouse to generate cash flows from its offtake agreements with the Company and TerrAscend Canada Inc. would not be met, and the ultimate timing and receipt of cash inflows pursuant to these agreements became uncertain. As a result of this, as well as broader sector-wide challenges impacting the Canadian cannabis industry, PharmHouse did not have sufficient liquidity and capital resources to meet its business objectives and became unable to meet its financial obligations as they became due.

Accordingly, on September 15, 2020, PharmHouse obtained an order (the “Initial Order”) from the Ontario Superior Court of Justice (the “Court”) granting PharmHouse creditor protection under the Companies’ Creditors Arrangement Act (“CCAA”) (the “CCAA Proceedings”). The Court appointed an independent professional services firm to act as the Monitor of PharmHouse in the CCAA Proceedings while PharmHouse explores a restructuring of its business and operations (the “Restructuring”).

PharmHouse Recoverability Assessment

As a result of the CCAA Proceedings and the Restructuring, the Company determined that there were indicators of impairment present for its investments in various PharmHouse-related financial assets. These investments are described below.

The Company performed impairment testing for its various PharmHouse-related financial assets by estimating the fair value of PharmHouse en bloc. Due to the lack of profitable operating history for PharmHouse as a cannabis entity, the Company estimated the fair value of PharmHouse en bloc using an asset-based approach to value PharmHouse’s assets under an orderly liquidation scenario where cannabis operations are not continued at PharmHouse’s facility and the greenhouse is sold for purposes other than cannabis cultivation. This amount was then compared to the carrying values of the various PharmHouse-related financial instruments held by the Company, in sequence based on the priority of claims on PharmHouse’s assets (the “PharmHouse Recoverability Assessment”). The significant components of this fair value analysis included PharmHouse’s greenhouse facility and retrofits, separable machinery and equipment, saleable inventory, and cash. Significant unobservable inputs used by the Company to determine the fair value of PharmHouse’s assets include the selling price per square foot for PharmHouse’s greenhouse facility; the recoverability percentage on the liquidation of PharmHouse’s property, plant and equipment; the selling price per gram of PharmHouse’s existing cannabis inventory; and adjustments for the risk of fair value changes and liquidity. Based on the foregoing, the Company estimated the recoverable value of PharmHouse’s assets in an orderly liquidation scenario to be approximately $65,000.

The impact of the PharmHouse Recoverability Assessment on the Company’s various PharmHouse-related financial instruments is described below.

PharmHouse Financial Guarantee

As at September 30, 2020, PharmHouse had entered a syndicated credit agreement with amended terms (the “PharmHouse Credit Agreement”) with a number of Canadian banks to provide PharmHouse with a committed, non-revolving credit facility (the “PharmHouse Credit Facility”) with a maximum principal amount of $90,000, which was fully drawn. The obligations of PharmHouse under the PharmHouse Credit Facility are secured by guarantees of Canopy Rivers and Canopy Rivers Corporation (“CRC”, a wholly-owned subsidiary of Canopy Rivers), and a pledge by CRC of all of the shares of PharmHouse held by it (the “PharmHouse Financial Guarantee”). Accordingly, if PharmHouse is not able to generate sufficient cash flows to service its obligations pursuant to the PharmHouse Credit Facility, the Company may be required to recognize a financial liability relating to all or a portion of the PharmHouse Financial Guarantee. The PharmHouse Credit Agreement also contains certain representations and warranties and affirmative covenants applicable to the Company.

Based on the PharmHouse Recoverability Assessment described above, the Company determined that the fair value of PharmHouse’s assets under an orderly liquidation scenario where the facility is not used for cannabis operations may be less than the principal amount owed by PharmHouse pursuant to the PharmHouse Credit Facility. Accordingly, the Company estimated that it has a financial liability related to the PharmHouse Financial Guarantee, reflecting the estimated shortfall between the recoverable amount of PharmHouse en bloc and the Company’s exposure to the PharmHouse Credit Facility.

As at September 30, 2020, the Company estimated the current expected credit loss related to its contingent obligation under the PharmHouse Financial Guarantee to be $25,000, and recognized a financial liability for this amount in the consolidated balance sheet (March 31, 2020 – $nil) (see Note 17) and the associated expected credit loss in net income (loss) for the three and six months ended September 30, 2020 (three and six months ended September 30, 2019 – $nil).

Other financial assets, including loans receivable

As at September 30, 2020, the Company had advanced $40,000 of secured debt financing pursuant to a shareholder loan agreement with PharmHouse (March 31, 2020 – $40,000). The shareholder loan has a three-year term and an annual interest rate of 12%, with interest calculated monthly (effective as at the date principal is advanced) and payable quarterly upon the achievement of certain sales-related milestones.

As at September 30, 2020, the Company had advanced $2,450 to PharmHouse pursuant to a secured demand promissory note (March 31, 2020 – $2,450). The secured demand promissory note is non-interest bearing both before and after demand or default. Based on the terms of the secured demand promissory note, the Company had recognized the secured demand promissory note as a financial asset initially recorded at fair value and subsequently measured at amortized cost.

On August 4, 2020, the Company entered into an unsecured demand promissory note agreement with PharmHouse, pursuant to which it made total advances of $1,206 between August 4, 2020, and September 8, 2020. The unsecured promissory note bears interest at a rate of 12% per annum, calculated and compounded monthly, and is payable on the demand date. Based on the terms of the unsecured demand promissory note, the Company has recognized the instrument as a financial asset initially recorded at fair value and subsequently measured at amortized cost.

Pursuant to the Initial Order, Canopy Rivers entered into an agreement to provide a super-priority, debtor-in-possession (“DIP”) interim, non-revolving credit facility up to a maximum principal amount of $7,214 (the “DIP Financing”) to enable PharmHouse to continue its day-to-day operations throughout the anticipated Restructuring. The DIP Financing bears interest at a rate of 8% per annum, calculated and compounded monthly and payable on the maturity date, which is the earlier of December 29, 2020, and the date the CCAA Proceedings are terminated. As at September 30, 2020, the Company had advanced $2,100 pursuant to the DIP Financing.

As a result of the PharmHouse Recoverability Assessment described above, the Company recognized current expected credit losses of $25,000 related to its contingent obligation under the PharmHouse Financial Guarantee and concluded that the following amounts may not be recoverable: (i) $2,100 advanced pursuant to DIP Financing; (ii) $40,000 advanced under the shareholder loan agreement; (iii) $2,450 advanced under the secured demand promissory note; (iv) $1,206 advanced under the unsecured demand promissory note; and (v) $8,989 in interest receivable in relation to the financial instruments. Additionally, it was determined that certain advances in the amount of $15,000 provided to PharmHouse by the Company may not be recoverable. Accordingly, the Company recorded expected credit losses on financial assets and related charges of $94,745 for the three and six months ended September 30, 2020 (three and six months ended September 30, 2019 - $nil).

PharmHouse equity method investment

As at September 30, 2020, the Company owned 10,998,660 common shares of PharmHouse (March 31, 2020 – 10,998,660 common shares), representing a 49% equity interest on a non-diluted basis. The Company had not yet received any distributions on account of its common share investment in PharmHouse.

As a result of the PharmHouse Recoverability Assessment described above, the Company determined that there was an other-than-temporary-impairment and recognized an impairment charge for the full amount of its equity method investment of $32,369 (see Note 10) for the three and six months ended September 30, 2020 (three and six months ended September 30, 2019 – $nil).

10.  EQUITY METHOD INVESTMENTS

The following table presents changes in the Company’s investments in associates that are accounted for using the equity method in the six months ended September 30, 2020:

			Balance at	Share of		Balance at
		Ownership	March 31,	net (loss)	Impairment	September 30,
Entity	Instrument	percentage	2020	income	losses	2020
PharmHouse[1]	Shares	49%	$37,025	$(4,656)	$(32,369)	$-
More Life	Shares	40%	10,300	-	-	10,300
CanapaR	Shares	49%	8,500	(639)	-	7,861
Agripharm	Shares	40%	5,000	(3,017)	-	1,983
Other	Shares	18%-27%	5,018	501	-	5,519
			$65,843	$(7,811)	$(32,369)	$25,663

1 See Note 9 for information regarding PharmHouse.

Where the Company does not have the same reporting date as its investees, the Company will account for its investment one quarter in arrears. Accordingly, certain of the figures in the above table, including the Company’s share of the investee’s net income (loss), are based on the investees’ results for the six months ended June 30, 2020 (with respect to September 30, 2020) with adjustments for any signficant transactions.

The following tables present current and non-current assets, current and non-current liabilities as well as revenues and net loss of the Company’s equity method investments as at and for the six months ended June 30, 2020:

	Current	Non-current	Current	Non-current
Entity	assets	assets	liabilities	liabilities	Revenue	Net loss
CanapaR	$13,676	$10,949	$2,002	$-	$165	$(1,300)
Agripharm	6,981	24,179	25,899	1,683	2,915	(7,541)
Other	9,937	20,865	3,861	11,572	4,197	(3,729)
	$30,594	$55,993	$31,762	$13,255	$7,277	$(12,570)

11.  OTHER FINANCIAL ASSETS

The following table outlines changes in other financial assets. Additional details on how the fair value of significant investments are calculated are included in Note 23.

						Exercise of
		Balance at			Allowance	options /	Balance at
		March 31,		Fair value	for expected	disposal	September 30,
Entity	Instrument	2020	Additions	changes	credit losses	of shares	2020
TerrAscend Canada	Term loan / debenture	$53,820	$-	$23,070	$-	$-	$76,890
TerrAscend	Exchangeable shares	47,000	-	67,000	-	-	114,000
TerrAscend	Warrants	25,004	-	54,096	-	-	79,100
Acreage Hempco[1]	Debenture	-	66,995	(23,314)	-		43,681
PharmHouse[2]	Loan receivable	40,000	-	-	(40,000)	-	-
ZeaKal	Shares	14,186	-	(886)	-	-	13,300
Agripharm	Royalty interest	12,600	-	(5,900)	-	-	6,700
Greenhouse	Convertible debenture	10,517	-	(4,117)	-	-	6,400
Other - at fair value through net income (loss)	Various	31,978	7,951	(6,089)	-	(4,203)	29,637
Other - classified as held for investment	Loan receivable	14,148	3,906	-	(5,756)	(128)	12,170
		$249,253	$78,852	$103,860	$(45,756)	$(4,331)	$381,878

1 See Note 27 for information regarding Acreage Hempco.

2 See Note 9 for information regarding PharmHouse.

12.  PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment are as follows:

	September 30,	March 31,
	2020	2020
Buildings and greenhouses	$929,612	$876,732
Production and warehouse equipment	288,985	300,666
Leasehold improvements	116,867	75,964
Land	71,988	65,003
Office and lab equipment	31,293	29,978
Computer equipment	33,155	30,744
Right-of-use-assets
Buildings and greenhouses	161,431	169,754
Production and warehouse equipment	655	927
Assets in process	305,138	365,644
	1,939,124	1,915,412
Less: Accumulated depreciation	(443,981)	(390,609)
	$1,495,143	$1,524,803

Depreciation expense included in cost of goods sold for the three and six months ended September 30, 2020 is $14,449 and $29,235, respectively (three and six months ended September 30, 2019 – $12,138 and $21,455, respectively). Depreciation expense included in selling, general and administrative expenses for the three and six months ended September 30, 2020 is $4,509 and $7,138, respectively (three and six months ended September 30, 2019 – $4,087 and $8,358, respectively).

13.  INTANGIBLE ASSETS

The components of intangible assets are as follows:

	September 30, 2020		March 31, 2020
	Gross	Net	Gross	Net
	Carrying	Carrying	Carrying	Carrying
	Amount	Amount	Amount	Amount
Finite lived intangible assets
Licensed brands	$66,117	$47,393	$66,227	$53,797
Distribution channel	74,124	41,133	74,768	47,117
Health Canada and operating licenses	62,604	54,747	63,631	57,250
Intellectual property	230,794	194,631	240,386	215,044
Software and domain names	16,792	9,958	16,056	10,013
Amortizable intangibles in process	5,187	5,187	9,590	9,590
Total	455,618	353,049	470,658	392,811

Indefinite lived intangible assets
Operating licenses		$8,000		$7,000
Acquired brands		76,295		76,555
Total intangible assets		$437,344		$476,366

Amortization expense (recovery) included in cost of goods sold for the three and six months ended September 30, 2020 is $(739) and $(37), respectively (three and six months ended September 30, 2019 – $26 and $38, respectively). Amortization expense included in selling, general and administrative expenses for the three and six months ended September 30, 2020 is $13,539 and $29,469, respectively (three and six months ended September 30, 2019 – $8,764 and $15,917, respectively).

14.  GOODWILL

The changes in the carrying amount of goodwill are as follows:

Balance, March 31, 2019	$1,489,859
Purchase accounting allocations	443,724
Finalization of Storz & Bickel purchase price allocation	(24,990)
Foreign currency translation adjustments	45,878
Balance, March 31, 2020	1,954,471
Foreign currency translation adjustments	(20,995)
Balance, September 30, 2020	$1,933,476

15.  OTHER ACCRUED EXPENSES AND LIABILITIES

The components of other accrued expenses and liabilities are as follows:

	September 30,	March 31,
	2020	2020
Property, plant and equipment	$6,613	$1,173
Professional fees	13,008	7,677
Employee compensation	31,021	33,415
Other	32,422	22,729
	$83,064	$64,994

16.  DEBT

The components of debt are as follows:

Convertible senior notes

		September 30,	March 31,
	Maturity Date	2020	2020
Convertible senior notes at 4.25% interest with semi-annual interest payments	July 15, 2023
Principal amount		$600,000	$600,000
Accrued interest		5,454	5,454
Non-credit risk fair value adjustment		(7,590)	(27,120)
Credit risk fair value adjustment		(75,660)	(128,130)
		522,204	450,204
Transferred receivables, bearing interest rate of EURIBOR plus 0.850%		1,553	4,678
Other revolving debt facility, loan, and financings		9,939	10,533
		533,696	465,415
Less: current portion		(13,272)	(16,393)
Long-term portion		$520,424	$449,022

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

Holders of the notes may convert the notes at their option at any time from January 15, 2023 to the maturity date. The notes will be convertible, at the holder’s option, at a conversion rate of 20.7577 common shares for every $1 principal amount of notes (equal to an initial conversion price of approximately $48.18 per common share), subject to adjustments in certain events. In addition, the holder has the right to exercise the conversion option from September 30, 2018 to January 15, 2023, if (i) the market price of the Company common shares for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day, (ii) during the 5 business day period after any consecutive 5 trading day period (the “measurement period”) in which the trading price per $1 principal amount of the notes for each trading day in the measurement period was less than 98% of the product of the last reported sales price of the Company’s common shares and the conversion rate on each such trading day, (iii) the notes are called for redemption or (iv) upon occurrence of certain corporate events (“Fundamental Change”). A Fundamental Change occurred upon completion of the investment by Constellation Brands, Inc. (“CBI”) in November 2018, and no note holders surrendered any portion of their notes in connection therewith.

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

For accounting purposes, the equity conversion feature did not meet the equity classification guidance, therefore the Company elected the fair value option under ASC 825 – Financial Instruments (“ASC 825”). The notes were initially recognized at fair value on the balance sheet. All subsequent changes in fair value, excluding the impact of the change in fair value related to Company’s own credit risk are recorded in other income (expenses), net. The changes in fair value related to the Company’s own credit risk are recorded through other comprehensive income (loss).

The overall change in fair value of the notes during the three and six months ended September 30, 2020, was an increase of $36,306 and $72,000, respectively (three and six months ended September 30, 2019, a decrease of $199,194 and $245,250, respectively), which included contractual interest of $6,306 and $12,750 (three and six months ended September 30, 2019, interest of $6,306 and $12,750, respectively). Refer to Note 23 for additional details on how the fair value of the notes is calculated.

Transferred receivables

The carrying amount of the transferred receivables include receivables which are subject to a factoring arrangement. Under this agreement, C3 Cannabinoid Compound Company (“C3”) has transferred the relevant receivables to PB Factoring GmbH in exchange for cash. The transferred receivables to PB Factoring GmbH are $1,542 and the associated secured borrowing is $1,553.

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

17.  OTHER LIABILITIES

The components of other liabilities are as follows:

	As at September 30, 2020			As at March 31, 2020
	Current	Long-term	Total	Current	Long-term	Total
Acquisition consideration related liabilities	$38,281	$14,165	$52,446	$104,028	$9,791	$113,819
Lease liabilities	39,083	103,658	142,741	40,356	120,047	160,403
Minimum royalty obligations	16,785	43,332	60,117	9,368	50,445	59,813
PharmHouse Financial Gaurantee[1]	25,000	-	25,000	-	-	-
Refund liability	7,392	-	7,392	17,586	-	17,586
Settlement liability	5,421	2,583	8,004	33,162	7,932	41,094
Other	15,098	3,529	18,627	11,309	2,445	13,754
	$147,060	$167,267	$314,327	$215,809	$190,660	$406,469

1 See Note 9 for information regarding the PharmHouse Financial Guarantee.

18. REDEEMABLE NONCONTROLLING INTEREST

The net changes in the redeemable noncontrolling interests are as follows:

	Vert Mirabel	BioSteel	Total
As at March 31, 2020	$20,250	$49,500	$69,750
Loss attributable to noncontrolling interest	(6,897)	(2,528)	(9,425)
Adjustments to redemption amount	16,347	7,228	23,575
As at September 30, 2020	$29,700	$54,200	$83,900

Vert Mirabel
As at March 31, 2019	$6,400
Income attributable to noncontrolling interest	3,679
Adjustments to redemption amount	(779)
As at September 30, 2019	$9,300

19.  SHARE CAPITAL

CANOPY GROWTH

Authorized

An unlimited number of common shares.

(i) Equity financings

There were no equity financings during the six months ended September 30, 2020 (six months ended September 30, 2019 - none).

(ii) Other issuances of common shares

During the six months ended September 30, 2020, the Company issued the following shares, net of share issuance costs, as a result of business combinations, milestones being met, and other equity-settled transactions:

	Number of shares	Share capital	Share based reserve
Completion of acquisition milestones	1,149,086	$21,531	$(13,009)
Other issuances	412,417	14,135	(14,719)
Total	1,561,503	$35,666	$(27,728)

During the six months ended September 30, 2019, the Company issued the following shares, net of share issuance costs, as a result of business combinations, milestones being met, and other equity-settled transactions:

	Number of shares	Share capital	Share based reserve
Completion of acquisition milestones	543,411	$20,713	$(20,713)
Other issuances	23,440	873	(1,128)
Total	566,851	$21,586	$(21,841)

(iii) Warrants

	Number of whole warrants	Average exercise price	Warrant value
Balance outstanding at March 31, 2020[1]	146,299,443	$52.44	$2,638,951
Exercise of warrants	(18,876,901)	12.98	(70,266)
Expiry of warrants	(91,933)	44.37	-
Balance outstanding at September 30, 2020[1]	127,330,609	$58.30	$2,568,685

1 This balance excludes the Tranche C Warrants, which represent a derivative liability and have nominal value, see Note 27.

	Number of whole warrants	Average exercise price	Warrant value
Balance outstanding at March 31, 2019	107,848,322	$43.80	$1,589,925
Tranche A warrant modification	-	-	1,049,153
Issuance of Tranche B warrants	38,454,444	76.68	-
Other issuance of warrants	9,200	32.83	359
Exercise of warrants	(12,523)	35.55	(486)
Balance outstanding at September 30, 2019[1]	146,299,443	$52.44	$2,638,951

1 This balance excludes the Tranche C Warrants, which represent a derivative liability and have nominal value, see Note 27.

CANOPY RIVERS

Authorized capital

Canopy Rivers is authorized to issue an unlimited number of Class A common shares designated as subordinated voting shares (the “Subordinated Voting Shares”) and unlimited number of Class B common shares designated as multiple voting shares (the “Multiple Voting Shares”). Each Subordinated Voting Share carries the right to one vote per share and each Multiple Voting Share carries the right to 20 votes per share at all meetings of the shareholders of Canopy Rivers. There is no priority or distinction between the two classes of shares in respect of their entitlement to the payment of dividends or participation on liquidation, dissolution or winding-up of Canopy Rivers.

Issued and outstanding

As at September 30, 2020, Canopy Rivers had 36,468,318 Multiple Voting Shares (March 31, 2020 – 36,468,318) and 154,836,057 Subordinated Voting Shares (March 31, 2020 – 152,837,131) issued and outstanding. As at September 30, 2020, the Company held 36,468,318 Multiple Voting Shares (March 31, 2020 – 36,468,318) and 15,223,938 Subordinated Voting shares (March 31, 2020 – 15,223,938) which represented a 26.9% ownership interest in Canopy Rivers and 84.1% of the voting rights (March 31, 2020 – 27.3% and 84.4% respectively). The voting rights allow the Company to direct the relevant activities of Canopy Rivers such that the Company has control over Canopy Rivers and Canopy Rivers is consolidated in these financial statements.

Financings

There were no financings during the six months ended September 30, 2020, other than the release of shares related to share purchase financing as noted below.

Initial financing

10,066,668 Subordinated Voting Shares were acquired by certain employees of the Company and another individual by way of share purchase loans, whereby funds were advanced to Canopy Rivers by the Company on behalf of such individuals. These Subordinated Voting Shares were initially accounted for as seed capital options and are not considered issued for accounting purposes until the loans are repaid on an individual employee/consultant basis. During the three and six months ended September 30, 2020, share purchase loans in the amount of $63 and $95, respectively, (three and six months ended September 30, 2019 – $29 and $48, respectively) relating to Canopy Rivers shares held in trust by the Company on behalf of certain Canopy Growth employees were repaid, resulting in the release from escrow of 1,266,668 and 1,905,559 Subordinated Voting Shares, respectively (three and six months ended September 30, 2019 – 583,333 and 961,108, respectively). As at September 30, 2020, there were 66,668 seed capital options outstanding (March 31, 2020 – 2,805,560). Please refer to Note 20 for additional details on the seed capital options

Share buyback

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

During the three months ended September 30, 2020, Canopy Rivers repurchased and cancelled a total of 164,200 Subordinated Voting Shares under the NCIB program for $181, at a weighted average acquisition price of $1.09 per share (three months ended September 30, 2019 – not applicable).

During the six months ended September 30, 2020, Canopy Rivers repurchased and cancelled a total of 273,300 Subordinated Voting Shares under the NCIB program for $307, at a weighted average acquisition price of $1.11 per share (six months ended September 30, 2019 – not applicable).

20. SHARE-BASED COMPENSATION

CANOPY GROWTH CORPORATION SHARE-BASED COMPENSATION PLAN

Canopy Growth's eligible employees participate in a share-based compensation plan as noted below.

On September 21, 2020, the Company’s shareholders approved amendments to the Company’s Amended and Restated Omnibus Incentive Plan (as amended and restated, the “Omnibus Plan”) pursuant to which the Company can issue share-based long-term incentives. The Omnibus Plan approved by the shareholders extended the maximum term of each Option (as defined below) to be granted by the Company to ten years from the date of grant rather than six years from the date of grant.  All directors, officers, employees and independent contractors of the Company are eligible to receive awards of common share purchase options (“Options”), restricted share units (“RSUs”), performance share units (“PSUs”), deferred share units, stock appreciation rights (“Stock Appreciation Rights”), performance awards (“Performance Awards”) or other stock based awards (collectively, the “Awards”) under the Omnibus Plan.

Under the Omnibus Plan, the maximum number of shares issuable from treasury pursuant to Awards shall not exceed 15% of the total outstanding shares from time to time less the number of shares issuable pursuant to all other security-based compensation arrangements of the Company. The maximum number of common shares reserved for Awards is 55,806,917 at September 30, 2020. As of September 30, 2020, the only Awards issued have been Options, RSUs and PSUs under the Omnibus Plan.

The Omnibus Plan is administered by the Board of Directors of the Company who establishes exercise prices, at not less than the market price at the date of grant, and expiry dates. Options under the Omnibus Plan generally become exercisable in increments with 1/3 being exercisable on each of the first, second and third anniversaries from the date of grant, with expiry dates set at ten years from issuance. The Board of Directors of the Company has the discretion to amend general vesting provisions and the term of any award, subject to limits contained in the Omnibus Plan.

The Employee Share Purchase Plan (the “Purchase Plan”) is the Company’s only other security-based compensation arrangement. Under the Purchase Plan, the aggregate number of common shares that may be issued is 600,000, and the maximum number of common shares which may be issued in any one fiscal year shall not exceed 300,000. As of September 30, 2020, no common shares have been issued under the Purchase Plan.

The following is a summary of the changes in the Options outstanding under the Omnibus Plan during the six months ended September 30, 2020:

	Options issued	Weighted average exercise price
Balance outstanding at March 31, 2020	32,508,395	$34.89
Options granted	295,451	22.48
Options exercised	(1,431,880)	7.51
Options forfeited/cancelled	(5,502,996)	40.03
Balance outstanding at September 30, 2020	25,868,970	$35.16

The following is a summary of the Options as at September 30, 2020:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Outstanding at September 30, 2020	Weighted Average Remaining Contractual Life (years)	Exercisable at September 30, 2020	Weighted Average Remaining Contractual Life (years)
$0.06 - $24.62	4,805,135	3.09	3,177,738	2.28
$24.63 - $33.53	5,239,348	4.47	1,527,637	3.63
$33.54 - $36.80	5,543,626	4.02	2,382,409	3.78
$36.81 - $42.84	4,625,715	4.04	2,662,872	3.96
$42.85 - $67.64	5,655,146	4.40	2,504,168	4.32
	25,868,970	4.03	12,254,824	3.52

At September 30, 2020, the weighted average exercise price of Options outstanding and Options exercisable was $35.16 and $33.84, respectively (March 31, 2020 – $34.89 and $31.84, respectively).

The Company recorded $15,525 and $37,853 in share-based compensation expense related to Options issued to employees and contractors for the three and six months ended September 30, 2020, respectively (three and six months ended September 30, 2019 – $80,225 and $153,318, respectively). The share-based compensation expense for the six months ended September 30, 2020 includes an amount related to 2,060,068 Options being provided in exchange for services which are subject to performance conditions (for the six months ended September 30, 2019 – 445,000).

The Company uses the Black-Scholes option pricing model to establish the fair value of Options granted during the three months ended September 30, 2020 and 2019, on their measurement date by applying the following assumptions:

	September 30,	September 30,
	2020	2019
Risk-free interest rate	0.36%	1.44%
Expected life of options (years)	3 - 6	3 - 5
Expected volatility	76%	72%
Expected forfeiture rate	17%	11%
Expected dividend yield	nil	nil
Black-Scholes value of each option	$12.85	$22.57

Volatility was estimated by using the historical volatility of the Company. The expected life in years represents the period of time that Options granted are expected to be outstanding. The risk-free rate was based on zero coupon Canada government bonds with a remaining term equal to the expected life of the Options.

During the six months ended September 30, 2020, 1,431,880 Options were exercised ranging in price from $0.06 to $27.99 for gross proceeds of $10,756 (for the six months ended September 30, 2019 – 3,290,212 Options were exercised ranging in price from $0.22 to $40.68 for gross proceeds of $36,023).

For the three and six months ended September 30, 2020, the Company recorded $2,343 and $6,185 respectively, in share-based compensation expense related to these RSUs (for the three and six months ended September 30, 2019 – $1,287 and $2,681, respectively). The following is a summary of the changes in the Company’s RSUs during the six months ended September 30, 2020:

Number of RSUs
Balance outstanding at March 31, 2020	883,009
RSUs granted	100,928
RSUs released	(62,900)
RSUs cancelled and forfeited	(113,763)
Balance outstanding at September 30, 2020	807,274

Share-based compensation expense related to acquisition milestones is comprised of:

	Three months ended		Six months ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Canindica	$605	$2,286	$1,203	$6,296
Spectrum Colombia	-	4,141	-	6,400
Other	2,303	2,687	4,675	6,699
	$2,908	$9,114	$5,878	$19,395

During the three and six months ended September 30, 2020, 397,164 and 1,149,086 common shares, respectively, (during the three and six months ended September 30, 2019 – 84,530 and 566,851 respectively) were released on completion of acquisition milestones. At September 30, 2020, there were up to 3,965,798 common shares to be issued on the completion of acquisition and asset purchase milestones. In certain cases, the number of common shares to be issued is based on the volume weighted average share price at the time the milestones are met. The number of common shares has been estimated assuming the milestones were met at September 30, 2020. The number of common shares excludes common shares that are to be issued on July 4, 2023 to the previous shareholders of Spectrum Colombia S.A.S. (“Spectrum Colombia”) and Canindica Capital Ltd. (“Canindica”) based on the fair market value of the Company’s Latin American business on that date.

BioSteel share-based payments

On October 1, 2019, the Company purchased 72% of the outstanding shares of BioSteel Sports Nutrition Inc. (“BioSteel”). BioSteel has a stock option plan under which non-transferable options to purchase common shares of BioSteel may be granted to directors, officers, employees, or independent contractors of the BioSteel. As at September 30, 2020, BioSteel had 1,352,000 (March 31, 2020 – 1,008,000) options outstanding which vest in equal tranches over a 5-year period. In determining the amount of share-based compensation related to these options, BioSteel used the Black-Scholes option pricing model to establish the fair value of options on their measurement date. The Company recorded $418 and $662 of share-based compensation expense related to the BioSteel options during the three and six months ended September 30, 2020, respectively (three and six months ended September 30, 2019 – $nil), with a corresponding increase in noncontrolling interest.

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

	Seed capital options issued	Seed capital loan balance
Balance outstanding at March 31, 2020	2,805,560	$140
Options exercised	(1,905,559)	$(95)
Options forfeited	(500,000)	$(25)
Options expired	(333,333)	$(17)
Balance outstanding at September 30, 2020	66,668	$3

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

The following is a summary of the changes in Canopy Rivers’ stock options, excluding the seed capital options presented separately, during the six months ended September 30, 2020:

	Options issued	Weighted average exercise price
Balance outstanding at March 31, 2020	13,066,004	$2.31
Options granted	-	-
Options exercised	(366,667)	-
Options expired	(381,000)	3.64
Options forfeited/cancelled	(296,668)	1.82
Balance outstanding at September 30, 2020	12,021,669	$2.33

In determining the amount of share-based compensation related to options issued during the year, Canopy Rivers used the Black-Scholes option pricing model to establish the fair value of options granted during the three months ended September 30, 2020 and 2019, on their measurement date by applying the following assumptions:

	September 30,	September 30,
	2020	2019
Risk-free interest rate	-	1.41%
Expected life of options (years)	-	3 - 4
Expected volatility	-	70%
Expected forfeiture rate	-	nil
Expected dividend yield	-	nil
Black-Scholes value of each option	-	$1.23

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

For the three and six months ended September 30, 2020, the Company recorded $391 and $1,575, respectively, (three and six months ended September 30, 2019 – $2,255 and $4,849, respectively) in share-based compensation expense related to these options and the seed capital options with a corresponding increase to noncontrolling interests.

In the three and six months ended September 30, 2020, Canopy Rivers granted 28,884 (three and six months ended September 30, 2019 – none) restricted share units which vest immediately. For the three and six months ended September 30, 2020, the Company recorded $(5) and $112, respectively, (three and six months ended September 30, 2019 – $nil) of share-based compensation expense (recapture) related to these restricted share units.

In the three and six months ended September 30, 2020, Canopy Rivers granted 1,210,000 (three and six months ended September 30, 2019 – none) performance share units which vest over a three-year period. For the three and six months ended September 30, 2020, the Company recorded $404 (three and six months ended September 30, 2019 – $nil) of share-based compensation expense related to these performance share units.

21.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income includes the following components:

	Foreign currency translation adjustments	Changes of own credit risk of financial liabilities	Accumulated other comprehensive income (loss)
As at March 31, 2020	$126,723	$94,176	$220,899
Other comprehensive loss	(65,123)	(52,470)	(117,593)
As at September 30, 2020	$61,600	$41,706	$103,306

	Foreign currency translation adjustments	Changes of own credit risk of financial liabilities	Accumulated other comprehensive income (loss)
As at March 31, 2019	$41,225	$(47,130)	$(5,905)
Other comprehensive (loss) income	(52,117)	36,660	(15,457)
As at September 30, 2019	$(10,892)	$(10,470)	$(21,362)

22.  NONCONTROLLING INTERESTS

The net change in the noncontrolling interests is as follows:

	Canopy Rivers	Vert Mirabel	BioSteel	Other non- material interests	Total
As at March 31, 2020	$211,086	$7,132	$489	$3,051	$221,758
Comprehensive loss	(70,953)	(10,831)	(2,528)	-	(84,312)
Net loss attributable to redeemable noncontrolling interest	-	6,897	2,528	-	9,425
Share-based compensation	2,091	-	662	-	2,753
Ownership changes	1,413	-	-	-	1,413
Warrants	250	-	-	-	250
As at September 30, 2020	$143,887	$3,198	$1,151	$3,051	$151,287

	Canopy Rivers	Vert Mirabel	Other non- material interests	Total
As at March 31, 2019	$280,012	$2,422	$3,051	$285,485
Comprehensive (loss) income	(30,214)	5,764	-	(24,450)
Net income attributable to redeemable noncontrolling interest	-	(3,679)	-	(3,679)
Share-based compensation	4,849	-	-	4,849
Ownership changes	490	-	-	490
As at September 30, 2019	$255,137	$4,507	$3,051	$262,695

23.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value measurements are made using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value:

•	Level 1 – defined as observable inputs such as quoted prices in active markets;
•	Level 2 – defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
•	Level 3 – defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

The following table represents our financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair value measurement using
	Quoted prices	Significant
	prices in	other	Significant
	active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2020
Assets:
Short-term investments	$1,048,921	$-	$-	$1,048,921
Restricted short-term investments	14,332	-	-	14,332
Other financial assets	1,425	5,174	375,570	382,169
Liabilities:
Convertible senior notes	-	522,204	-	522,204
Liability arising from Acreage Arrangement	-	-	147,000	147,000
Warrant derivative liability	-	-	221,948	221,948

March 31, 2020
Assets:
Short-term investments	$673,323	$-	$-	$673,323
Restricted short-term investments	21,539	-	-	21,539
Other financial assets	2,596	36	192,473	195,105
Liabilities:
Convertible senior notes	-	450,204	-	450,204
Liability arising from Acreage Arrangement	-	-	250,000	250,000
Warrant derivative liability	-	-	322,491	322,491

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

The following table summarizes the valuation techniques and significant unobservable inputs in the fair value measurement of significant level 3 financial instruments:

Financial asset / financial liability	Valuation techniques	Significant unobservable inputs	Relationship of unobservable inputs to fair value
Acreage financial instrument	Probability weighted expected return model	Probability of each scenario	Change in probability of occurrence in each scenario will result in a change in fair value
		Value and number of common shares to be issued	Increase or decrease in value and number of common shares will result in a decrease or increase in fair value
		Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
		Estimated premium on US legalization	Increase or decrease in estimated premium on US legalization will result in an increase or decrease in fair value
		Control premium	Increase or decrease in estimated control premium will result in an increase or decrease in fair value
		Market access premium	Increase or decrease in estimated market access premium will result in an increase or decrease in fair value
TerrAscend exchangeable shares	Put option pricing model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
Acreage Hempco Debenture	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
TerrAscend warrants	Monte Carlo simulation model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
TerrAscend Canada term loan	Discounted cash flow	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
		Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
ZeaKal shares	Market approach	Share price	Increase or decrease in share price will result in an increase or decrease in fair value
Greenhouse convertible debenture	FinCAD model	Share price	Increase or decrease in share price will result in an increase or decrease in fair value
Agripharm royalty interest and repayable debenture	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
		Future royalties	Increase or decrease in future royalties to be paid will result in an increase or decrease in fair value
Warrant derivative liability	Monte Carlo simulation model	Volatility of common share price	Increase or decrease in volatility will result in an increase or decrease in fair value
		Expected life	Increase or decrease in expected life will result in an increase or decrease in fair value
BioSteel redeemable noncontrolling interest	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
		Future wholesale price and production levels	Increase or decrease in future wholesale price and production levels will result in an increase or decrease in fair value
Vert Mirabel redeemable noncontrolling interest	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
		Future wholesale price and production levels	Increase or decrease in future wholesale price and production levels will result in an increase or decrease in fair value

During the six months ended September 30, 2020 and September 30, 2019, there were no transfers of amounts between levels.

24.  REVENUE

Revenue is dissaggregated as follows:

	Three months ended		Six months ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Recreational cannabis revenue
Business to business	$56,423	$16,677	$98,603	$67,102
Business to consumer	18,709	13,100	28,039	23,738
Medical cannabis revenue
Canadian	15,250	14,149	30,586	27,200
International	17,474	18,090	37,665	28,586
Other revenue	42,972	23,605	75,023	42,386
Gross revenue	150,828	85,621	269,916	189,012
Excise taxes	15,562	9,008	24,234	21,917
Net revenue	$135,266	$76,613	$245,682	$167,095

The Company recognizes variable consideration related to estimated future product returns and price adjustments as a reduction of the transaction price at the time revenue for the corresponding product sale is recognized. Net revenue reflects actual returns and variable consideration related to estimated returns and price adjustments in the amount of $3,750 and $7,150 for the three and six months ended September 30, 2020, respectively (three and six months ended September 30, 2019 – $32,727 and $40,727, respectively). As of September 30, 2020, the liability for estimated returns and price adjustments was $7,392 (March 31, 2020 – $17,586).

25.  OTHER INCOME (EXPENSE), NET

Other income (expense), net is dissaggregated as follows:

	Three months ended		Six months ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Fair value changes on other financial assets	$82,053	$(69,735)	$103,860	$(110,822)
Fair value changes on liability arising from Acreage Arrangement	88,151	(235,190)	53,151	(235,190)
Fair value changes on convertible senior notes	(11,946)	164,394	(32,280)	195,840
Fair value change on warrant derivative liability	65,174	641,854	100,543	666,746
Fair value changes on acquisition related contingent consideration	2,886	(70)	42,869	(1,640)
Interest income	2,775	16,463	11,768	39,181
Interest expense	(1,523)	(1,165)	(2,678)	(2,371)
Foreign currency loss	(5,041)	(5,553)	(11,000)	(8,409)
Other (expense) income, net	(1,273)	(1,105)	3,228	(674)
	$221,256	$509,893	$269,461	$542,661

26.  INCOME TAXES

There have been no material changes to income tax matters in connection with normal course operations during the six months ended September 30, 2020.

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

27.  ACREAGE ARRANGEMENT AND AMENDMENTS TO CBI INVESTOR RIGHTS AGREEMENT AND WARRANTS

Acreage Arrangement

On June 24, 2020, the Company and Acreage Holdings, Inc. (“Acreage”) entered into a proposal agreement to amend the terms of the existing plan of arrangement (the “Prior Arrangement”) made pursuant to an arrangement agreement (the “Arrangement Agreement”) between the Company and Acreage dated April 18, 2019, as amended on May 15, 2019. Pursuant to the terms of the Prior Arrangement, shareholders of Acreage and holders of certain securities convertible into Existing SVS (as defined below) as of June 26, 2019, received an immediate aggregate total payment of US$300,000 ($395,190) in exchange for granting Canopy Growth both the right and the obligation (the “Acreage financial instrument”) to acquire all of the issued and outstanding shares of Acreage following the occurrence or waiver of changes in U.S. federal law to permit the general cultivation, distribution, and possession of marijuana or to remove the regulation of such activities from the federal laws of the United States (the “Triggering Event”) and subject to the satisfaction or waiver of the conditions set out in the Arrangement Agreement.

In September 2020, Acreage obtained the requisite approvals of the shareholders of Acreage and the Supreme Court of British Columbia and on September 23, 2020, the Company and Acreage entered into a second amendment to the Arrangement Agreement and implemented an amended and restated plan of arrangement (the “Amended Arrangement”). The Amended Arrangement provides for, among other things, the following:

•

A capital reorganization of Acreage (the “Capital Reorganization”), pursuant to which Acreage amended its Notice of Articles and Articles to, among other things, create the Fixed Shares (as defined below), the Floating Shares (as defined below) and the Fixed Multiple Shares (as defined below) and remove the existing Acreage subordinated voting shares (the “Existing SVS”), the existing Acreage proportionate voting shares (the “Existing PVS”) and the existing Acreage multiple voting shares (the “Existing MVS”). Pursuant to the Capital Reorganization (i) each outstanding Existing SVS was exchanged for 0.7 of a Fixed Share and 0.3 of a Floating Share; (ii) each outstanding Existing PVS was exchanged for 28 Fixed Shares and 12 Floating Shares; and (iii) each outstanding Existing MVS was exchanged for 0.7 of a Fixed Multiple Share and 0.3 of a Floating Share;

•

The new Class E subordinated voting shares (the “Fixed Shares”) have the same attributes as the Existing SVS and are listed on the Canadian Securities Exchange (the “CSE”) under the ticker symbol ACRG.A.U. Following the occurrence or waiver (at the discretion of Canopy Growth) of the Triggering Event and subject to the satisfaction or waiver of the conditions set out in the Arrangement Agreement (as modified in connection with the Amended Arrangement), Canopy Growth will acquire all of the issued and outstanding Fixed Shares based on an amended exchange ratio equal to 0.3048 of a common share to be received for each Fixed Share held (reduced from 0.5818 per Existing SVS pursuant to the Prior Arrangement). The foregoing exchange ratio for the Fixed Shares is subject to adjustment in accordance with the Amended Arrangement if, among other things, Acreage issues greater than the permitted number of Fixed Shares;

•

The new Class D subordinated voting shares (the “Floating Shares”) are listed on the CSE under the ticker symbol ACRG.B.U. Upon the occurrence or waiver (at the discretion of Canopy Growth) of the Triggering Event, Canopy Growth will have the right exercisable for a period of 30 days, to acquire all of the issued and outstanding Floating Shares for cash or common shares or a combination thereof, in Canopy Growth’s sole discretion at a price equal to the 30-day volume weighted average trading price of the Floating Shares on the CSE, subject to a minimum call price of US$6.41 per Floating Share. The foregoing exchange ratio for the Floating Shares is subject to adjustment in accordance with the Amended Arrangement if Acreage issues greater than the permitted number of Floating Shares. The acquisition of the Floating Shares, if acquired, will take place concurrently with the closing of the acquisition of the Fixed Shares;

•

The new Class F multiple voting shares (the “Fixed Multiple Shares”) have the same attributes as the Existing MVS, provided that each Fixed Multiple Share entitles the holder thereof to 4,300 votes per share at shareholder meetings of Acreage. Immediately prior to the acquisition of the Fixed Shares, each issued and outstanding Fixed Multiple Share will automatically be exchanged for one Fixed Share and thereafter be acquired by Canopy Growth upon the same terms and conditions as the acquisition of the Fixed Shares;

•

If the occurrence or waiver of the Triggering Event does not occur within 10 years from the date the Amended Arrangement was implemented (being September 23, 2030), Canopy Growth’s rights to acquire both the Fixed Shares and the Floating Shares will terminate;

•

Upon implementation of the Amended Arrangement, Canopy Growth made a cash payment to the shareholders of Acreage and holders of certain securities convertible into Existing SVS in the aggregate amount of US$37,500 ($49,849); and

•	Acreage is only permitted to issue an aggregate of up to 32,700,000 Fixed Shares and Floating Shares.

At September 30, 2020, the Acreage financial instrument represents a financial liability of $147,000 (March 31, 2020 – $250,000), as the estimated fair value of the Acreage business is less than the estimated fair value of the consideration to be provided upon the exercise of the Acreage financial instrument. Fair value changes of $88,151 and $53,151 were recognized in other income (expense), net in the three and six months ended September 30, 2020, respectively (three and six months ended September 30, 2019 – $(235,190) and $(235,190), respectively) (see Note 25). The fair value determination includes a high degree of subjectivity and judgment, which results in significant estimation uncertainty. See Note 23 for additional details on how the fair value of the Acreage financial instrument is calculated on a recurring basis. From a measurement perspective, the Company has elected the fair value option under ASC 825.

In connection with the Amended Arrangement, an affiliate of the Company advanced US$50,000 ($66,995) to Universal Hemp, LLC, a wholly-owned subsidiary of Acreage (“Acreage Hempco”) pursuant to a secured debenture (“debenture”). In accordance with the terms of the debenture, the funds cannot be used, directly or indirectly, in connection with or for any cannabis or cannabis-related operations in the United States, unless and until such operations comply with all applicable laws of the United States. The debenture bears interest at a rate of 6.1% per annum, matures 10 years from the implementation of the Amended Arrangement (being September 23, 2030) or such earlier date in accordance with the terms of the debenture, and all interest payments made pursuant to the debenture are payable in cash by Acreage Hempco. The debenture is not convertible and is not guaranteed by Acreage.

The amount advanced on September 23, 2020 pursuant to the debenture has been recorded in other financial assets (see Note 11), and the Company has elected the fair value option under ASC 825. At September 30, 2020, the estimated fair value of the debenture issued to an affiliate of the Company by Acreage Hempco was $43,681, measured using a discounted cash flow model, and fair value changes of $23,314 were recognized in other income (expense), net in the three months ended September 30, 2020 (see Note 25). An additional US$50,000 may be advanced pursuant to the debenture subject to the satisfaction of certain conditions by Acreage Hempco.

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

In connection with the Tranche B Warrants and the Tranche C Warrants, Canopy Growth will provide CBI with a share repurchase credit of up to $1.583 billion on the aggregate exercise price of the Tranche B Warrants and Tranche C Warrants in the event that Canopy Growth does not purchase for cancellation the lesser of (i) 27,378,866 common shares, and (ii) common shares with a value of $1.583 billion, during the period commencing on April 18, 2019 and ending on the date that is 24 months after the date that CBI exercises all of the Tranche A Warrants. The share repurchase credit feature is accounted for as a derivative liability, with the fair value continuing to be $nil at September 30, 2020.

The modifications to the Tranche A Warrants resulted in them meeting the definition of a derivative instrument under ASC 815 - Derivatives and Hedging (“ASC 815”). They continue to be classified in equity as the number of shares and exercise price were both fixed at inception.

The Tranche B Warrants are accounted for as derivative instruments measured at fair value in accordance with ASC 815. At September 30, 2020, the fair value of the warrant derivative liability was $221,948 (March 31, 2020 – $322,491), and fair value changes of $65,174 and $100,543 have been recognized in other income (expense), net in the three and six months ended September 30, 2020, respectively (three and six months ended September 30, 2019 – gains of $641,854 and $666,746, respectively) (see Note 25). The fair value determination includes a high degree of subjectivity and judgment, which results in significant estimation uncertainty. See Note 23 for additional details on how the fair value of the warrant derivative liability is calculated on a recurring basis.

The Tranche C Warrants are accounted for as derivative instruments, with the fair value continuing to be $nil at September 30, 2020.

28.  SEGMENT INFORMATION

Reportable segments

The Company operates in two segments: 1) Cannabis, Hemp and Other Consumer Products, which encompasses the production, distribution and sale of a diverse range of cannabis, hemp-based, and other consumer products in Canada and internationally pursuant to applicable international and domestic legislation, regulations and permits; and 2) Canopy Rivers, a publicly-traded company in Canada, through which the Company provides growth capital and strategic support in the global cannabis sector, where federally lawful. Financial information for Canopy Rivers is included in the table below, and in Note 22.

	September 30, 2020	March 31, 2020
Ownership interest	27%	27%
Cash and cash equivalents	$37,928	$46,724
Prepaid expenses and other current assets	3,912	11,598
Investments in associates	10,337	50,543
Other financial assets	134,828	146,812
Other long-term assets	23,411	22,058
Other liabilities	(29,130)	(2,771)
Noncontrolling interests	(143,887)	(211,086)
Equity attributable to Canopy Growth	$37,399	$63,878

Entity-wide disclosures

All property, plant and equipment are located in Canada, except for $517,572 which is located outside of Canada as at September 30, 2020 (March 31, 2020 – $499,059).

All revenues were principally generated in Canada during the three and six months ended September 30, 2020, except for $48,959 and $93,658, respectively related to exported medical cannabis and cannabis related merchandise generated outside of Canada (three and six months ended September 30, 2019 – $34,866 and $57,407, respectively).

For the three months ended September 30, 2020, no customer represented more than 10% of the Company’s net revenue (three months ended September 30, 2019 – none).

For the six months ended September 30, 2020, no customer represented more than 10% of the Company’s net revenue (six months ended September 30, 2019 – one).

29. SUBSEQUENT EVENTS

On November 1, 2020, a production facility owned by the Company in Delta, British Columbia was damaged by a fire. The facility has been non-operational since March 2020. The Company is in the process of assessing the impact of the fire, including the extent of damages and potential insurance recoveries. As a result, an estimate of the financial effect on the Company's consolidated financial statements is uncertain at this time.

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

•

Part 2 - Results of Operations.  This section provides an analysis of our results of operations for the second quarter of fiscal 2021 in comparison to the second quarter of fiscal 2020, and for the six months ended September 30, 2020 in comparison to the six months ended September 30, 2019.

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

•	expectations regarding the regulation of the U.S. hemp industry in the U.S., including the promulgation of regulations for the U.S. hemp industry by the USDA;
•	expectations regarding the potential success of, and the costs and benefits associated with, our acquisitions, joint ventures, strategic alliances and equity investments;
•	the amended plan of arrangement with Acreage Holdings, Inc. (“Acreage”), including the satisfaction or waiver of the conditions to closing of such acquisition;
•	the grant, renewal and impact of any license or supplemental license to conduct activities with cannabis or any amendments thereof;

•	our international activities and joint venture interests, including required regulatory approvals and licensing, anticipated costs and timing, and expected impact;
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
•

the ongoing impact of the legalization of cannabis product types and forms for recreational use in Canada, including federal, provincial, territorial and municipal regulations pertaining thereto, the related timing and impact thereof and our intentions to participate in such markets;

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

By their nature, forward-looking statements are subject to inherent risks and uncertainties that may be general or specific and which give rise to the possibility that expectations, forecasts, predictions, projections or conclusions will not prove to be accurate, that assumptions may not be correct and that objectives, strategic goals and priorities will not be achieved. A variety of factors, including known and unknown risks, many of which are beyond our control, could cause actual results to differ materially from the forward-looking statements in this Quarterly Report and other reports we file with, or furnish to, the Securities and Exchange Commission (the “SEC”) and other regulatory agencies and made by our directors, officers, other employees and other persons authorized to speak on our behalf. Such factors include, without limitation, changes in laws, regulations and guidelines and our compliance with such laws, regulations and guidelines; the risk that the COVID-19 pandemic may disrupt our operations and those of our suppliers and distribution channels and negatively impact the use of our products; consumer demand for cannabis and U.S. hemp products; our reliance on licenses issued by and contractual arrangements with various federal and provincial governmental authorities; future levels of revenues and the impact of increasing levels of competition; our ability to manage disruptions in credit markets or changes to our credit rating; future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses; the success or timing of completion of ongoing or anticipated capital or maintenance projects; business strategies, growth opportunities and expected investment; the adequacy of our capital resources and liquidity, including but not limited to, availability of sufficient cash flow to execute our business plan (either within the expected timeframe or at all); the potential effects of judicial or other proceedings on our business, financial condition, results of operations and cash flows; volatility in and/or degradation of general economic, market, industry or business conditions; our exposure to risks related to an agricultural business, including wholesale price volatility and variable product quality; compliance with applicable environmental, economic, health and safety, energy and other policies and regulations and in particular health concerns with respect to vaping and the use of cannabis and U.S. hemp products in vaping devices; the anticipated effects of actions of third parties such as competitors, activist investors or federal, state, provincial, territorial or local regulatory authorities, self-regulatory organizations, plaintiffs in litigation or persons threatening litigation; changes in regulatory requirements in relation to our business and products; and the factors discussed under the heading “Risk Factors” in the Annual Report. Readers are cautioned to consider these and other factors, uncertainties and potential events carefully and not to put undue reliance on forward-looking statements.

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

Our Spectrum Therapeutics medical division is a global leader in medical cannabis. Spectrum Therapeutics produces and distributes a diverse portfolio of medical cannabis products to healthcare practitioners and medical customers in Canada, and in several other countries where it is federally permissible to do so, and Spectrum Therapeutics also offers education, resource and support programs. In April 2019, we acquired C3 Cannabinoid Compound Company (“C3”), Europe’s largest cannabinoid-based pharmaceuticals company and a leading manufacturer of dronabinol, a registered active pharmaceutical ingredient in Germany and certain other European countries. The addition of dronabinol has allowed us to expand our portfolio of medical cannabis offerings for our customers in countries where permissible.

Subsequent to the passage of the U.S. Agricultural Improvement Act of 2018 in December 2018, we began building our hemp supply chain in the United States through our investment in hemp growing capability and in processing, extraction and finished goods manufacturing facilities. We sell a line of hemp-derived CBD isolate products under the First & Free brand, including oils, softgels and topical creams, and in September 2020, we launched Martha Stewart CBD, a new line of premium quality, hemp-derived wellness gummies, oils and softgels. In June 2019, we implemented a plan of arrangement (the “Prior Arrangement”) pursuant to an arrangement agreement (the “Arrangement Agreement”) with Acreage, a U.S. multi-state cannabis operator. Pursuant to the Prior Arrangement, following the occurrence or waiver (at our discretion) of changes in U.S. federal law to permit the general cultivation, distribution, and possession of marijuana or to remove the regulation of such activities from the federal laws of the United States (the “Triggering Event”) and subject to the satisfaction or waiver of the conditions set out in the Arrangement Agreement, we agreed to acquire all of the issued and outstanding shares of Acreage. In June 2020, we entered into the Proposal Agreement (as defined below) with Acreage to amend the terms of the Prior Arrangement. In September 2020, following receipt of all required approvals, we entered into a second amendment to the Arrangement Agreement with Acreage and implemented an amended and restated plan of arrangement (the “Amended Arrangement”); refer to “Recent Developments” below for further information. The acquisition of Acreage, if completed, will provide a pathway into cannabis markets in the United States; however, we and Acreage will continue to operate as independent companies until the acquisition of Acreage is completed.

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

The majority of our products contain THC, CBD, or a combination of these two cannabinoids which are found in the Cannabis sativa plant species. THC is the primary psychoactive or intoxicating cannabinoid found in cannabis. We also refer throughout this MD&A to “hemp”, which is a term used to classify varieties of the Cannabis sativa plant that contain CBD and 0.3% or less THC content (by dry weight). Conversely, the term “marijuana” refers to varieties of the Cannabis sativa plant with more than 0.3% THC content and moderate levels of CBD.

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

We operate in two reportable segments:

•

Cannabis, Hemp and Other Consumer Products, which encompasses the production, distribution and sale of a diverse range of cannabis, hemp-based, and other consumer products in Canada and internationally pursuant to applicable international and domestic legislation, regulations and permits; and

•

Canopy Rivers Inc. (“Canopy Rivers”), a publicly-traded company in Canada, through which we provide growth capital and strategic support in the global cannabis sector, where federally lawful. Canopy Rivers did not generate net revenue in the three and six months ended September 30, 2020.

Update on the COVID-19 Pandemic

Management has continued to closely monitor the impact of the COVID-19 global pandemic, with a focus on the health and safety of our employees, business continuity and supporting our communities. We established a COVID-19 Management Committee shortly after the declaration of COVID-19 as a global pandemic and implemented various measures to reduce the spread of the virus, as highlighted in the MD&A section of our Annual Report. We have continued to operate under the preventative measures as previously described and have experienced minimal disruption to our production and supply chain. As of the date of the filing of this Quarterly Report, all 32 of our corporate-owned retail stores are open and offering click-and-collect and in-store shopping. Our Canadian medical business, which operates as an e-commerce channel, has continued largely unchanged. Our international medical business operates primarily as a pharmacy model, with pharmacies being deemed essential businesses in Germany and other European countries in which we conduct business. In addition, since our non-production workforce continues to effectively work remotely using various technology tools, we are able to maintain our full operations and internal controls over financial reporting and disclosures.

Given the uncertainties associated with the COVID-19 pandemic, including those related to the use of our products by consumers, disruptions to the global and local economies due to related stay-at-home orders, quarantine policies and restrictions on travel, trade and business operations and a reduction in discretionary consumer spending, we are unable to estimate the impact of the COVID-19 pandemic on our business, financial condition, results of operations, and/or cash flows. The uncertain nature of the impacts of the COVID-19 pandemic may continue to affect our results of operations for the balance of fiscal 2021.

We believe we have sufficient liquidity available from cash and cash equivalents and short-term investments on hand of $673.3 million and $1.0 billion, respectively, at September 30, 2020, and from available capacity under our revolving debt facility to enable us to meet our working capital and other operating requirements, fund growth initiatives and capital expenditures, settle our liabilities, and repay scheduled principal and interest payments on debt. Refer to “Part 3 – Financial Liquidity and Capital Resources” for further information.

Recent Developments

Amendments to Acreage Arrangement

On June 24, 2020, we entered into a proposal agreement (the “Proposal Agreement”) with Acreage to amend the terms of the Prior Arrangement made pursuant to the Arrangement Agreement between us and Acreage dated April 18, 2019, as amended on May 15, 2019. Pursuant to the terms of the Prior Arrangement, shareholders of Acreage and holders of certain securities convertible into Existing SVS (as defined below) as of June 26, 2019, received an immediate aggregate total payment of US$300.0 million ($395.2 million) in exchange for granting Canopy Growth both the right and the obligation (the “Acreage financial instrument”) to acquire all of the issued and outstanding shares of Acreage following the occurrence or waiver of the Triggering Event and subject to the satisfaction or waiver of the conditions set out in the Arrangement Agreement.

In September 2020, Acreage obtained the requisite approvals of the shareholders of Acreage and the Supreme Court of British Columbia and on September 23, 2020, Canopy Growth and Acreage entered into a second amendment to the Arrangement Agreement and implemented the Amended Arrangement. The Amended Arrangement provides for, among other things, the following:

•

A capital reorganization of Acreage (the “Capital Reorganization”), pursuant to which Acreage amended its Notice of Articles and Articles to, among other things, create the Fixed Shares (as defined below), the Floating Shares (as defined below) and the Fixed Multiple Shares (as defined below) and remove the existing Acreage subordinated voting shares (the “Existing SVS”), the existing Acreage proportionate voting shares (the “Existing PVS”) and the existing Acreage multiple voting shares (the “Existing MVS”). Pursuant to the Capital Reorganization (i) each outstanding Existing SVS was exchanged for 0.7 of a Fixed Share and 0.3 of a Floating Share; (ii) each outstanding Existing PVS was exchanged for 28 Fixed Shares and 12 Floating Shares; and (iii) each outstanding Existing MVS was exchanged for 0.7 of a Fixed Multiple Share and 0.3 of a Floating Share;

•

The new Class E subordinated voting shares (the “Fixed Shares”) have the same attributes as the Existing SVS and are listed on the Canadian Securities Exchange (the “CSE”) under the ticker symbol ACRG.A.U. Following the occurrence or waiver (at the discretion of Canopy Growth) of the Triggering Event and subject to the satisfaction or waiver of the conditions set out in the Arrangement Agreement (as modified in connection with the Amended Arrangement), Canopy Growth will acquire all of the issued and outstanding Fixed Shares based on an amended exchange ratio equal to 0.3048 of a common share to be received for each Fixed Share held (reduced from 0.5818 per Existing SVS pursuant to the Prior Arrangement). The foregoing exchange ratio for the Fixed Shares is subject to adjustment in accordance with the Amended Arrangement if, among other things, Acreage issues greater than the permitted number of Fixed Shares;

•

The new Class D subordinated voting shares (the “Floating Shares”) are listed on the CSE under the ticker symbol ACRG.B.U. Upon the occurrence or waiver (at the discretion of Canopy Growth) of the Triggering Event, Canopy Growth will have the right exercisable for a period of 30 days, to acquire all of the issued and outstanding Floating Shares for cash or common shares or a combination thereof, in Canopy Growth’s sole discretion at a price equal to the 30-day volume weighted average trading price of the Floating Shares on the CSE, subject to a minimum call price of US$6.41 per Floating Share. The foregoing exchange ratio for the Floating Shares is subject to adjustment in accordance with the Amended Arrangement if Acreage issues greater than the permitted number of Floating Shares. The acquisition of the Floating Shares, if acquired, will take place concurrently with the closing of the acquisition of the Fixed Shares;

•

The new Class F multiple voting shares (the “Fixed Multiple Shares”) have the same attributes as the Existing MVS, provided that each Fixed Multiple Share entitles the holder thereof to 4,300 votes per share at shareholder meetings of Acreage. Immediately prior to the acquisition of the Fixed Shares, each issued and outstanding Fixed Multiple Share will automatically be exchanged for one Fixed Share and thereafter be acquired by Canopy Growth upon the same terms and conditions as the acquisition of the Fixed Shares;

•

If the occurrence or waiver of the Triggering Event does not occur within 10 years from the date the Amended Arrangement was implemented (being September 23, 2020), Canopy Growth’s rights to acquire both the Fixed Shares and the Floating Shares will terminate;

•

Upon implementation of the Amended Arrangement, Canopy Growth made a cash payment to the shareholders of Acreage and holders of certain securities convertible into Existing SVS in the aggregate amount of US$37.5 million ($49.8 million); and

•	Acreage is only permitted to issue an aggregate of up to 32,700,000 Fixed Shares and Floating Shares.

In connection with the implementation of the Amended Arrangement, we advanced US$50.0 million ($67.0 million) to Universal Hemp, LLC, a wholly-owned subsidiary of Acreage (“Acreage Hempco”) pursuant to the terms of a secured debenture (“debenture”). In accordance with the terms of the debenture, the funds cannot be used, directly or indirectly, in connection with or for any cannabis or cannabis-related operations in the United States, unless and until such operations comply with all applicable laws of the United States. The debenture bears interest at a rate of 6.1% per annum, matures 10 years from the implementation of the Amended Arrangement or such earlier date in accordance with the terms of the debenture, and all interest payments made pursuant to the debenture are payable in cash by Acreage Hempco. The debenture is not convertible and is not guaranteed by Acreage. An additional US$50.0 million may be advanced pursuant to the debenture subject to the satisfaction of certain conditions by Acreage Hempco.

PharmHouse

PharmHouse Inc. (“PharmHouse”), a joint venture formed on May 7, 2018, between Canopy Rivers and 2615975 Ontario Limited (the “PharmHouse JV Partner”), is a company licensed to cultivate cannabis under the Cannabis Act.

CCAA Proceedings

During the three months ended September 30, 2020, it was determined that the previously anticipated timeline for PharmHouse to generate cash flows from its offtake agreements with Canopy Growth and TerrAscend Canada Inc. would not be met, and the ultimate timing and receipt of cash inflows pursuant to these agreements became uncertain. As a result of this, as well as broader sector-wide challenges impacting the Canadian cannabis industry, PharmHouse did not have sufficient liquidity and capital resources to meet its business objectives and became unable to meet its financial obligations as they became due.

Accordingly, on September 15, 2020, PharmHouse obtained an order (the “Initial Order”) from the Ontario Superior Court of Justice (the “Court”) granting PharmHouse creditor protection under the Companies’ Creditors Arrangement Act (“CCAA”) (the “CCAA Proceedings”). The Court appointed an independent professional services firm to act as the Monitor of PharmHouse in the CCAA Proceedings while PharmHouse explores a restructuring of its business and operations (the “Restructuring”).

PharmHouse Recoverability Assessment

As a result of the CCAA Proceedings and the Restructuring, we determined that there were indicators of impairment present for its investments in various PharmHouse-related financial assets. These investments are described below.

We performed impairment testing for the various PharmHouse-related financial assets by estimating the fair value of PharmHouse en bloc. Due to the lack of profitable operating history for PharmHouse as a cannabis entity, we estimated the fair value of PharmHouse en bloc using an asset-based approach to value PharmHouse’s assets under an orderly liquidation scenario where cannabis operations are not continued at PharmHouse’s facility and the greenhouse is sold for purposes other than cannabis cultivation. This amount was then compared to the carrying values of the various PharmHouse-related financial instruments held by Canopy Growth, in sequence based on the priority of claims on PharmHouse’s assets (the “PharmHouse Recoverability Assessment”). The significant components of this fair value analysis included PharmHouse’s greenhouse facility and retrofits, separable machinery and equipment, saleable inventory, and cash. Significant unobservable inputs used to determine the fair value of PharmHouse’s assets include the selling price per square foot for PharmHouse’s greenhouse facility; the recoverability percentage on the liquidation of

PharmHouse’s property, plant and equipment; the selling price per gram of PharmHouse’s existing cannabis inventory; and adjustments for the risk of fair value changes and liquidity. Based on the foregoing, we estimated the recoverable value of PharmHouse’s assets in an orderly liquidation scenario to be approximately $65.0 million. The impact of the PharmHouse Recoverability Assessment on Canopy Growth’s various PharmHouse-related financial instruments is described below.

PharmHouse Financial Guarantee

As at September 30, 2020, PharmHouse had entered a syndicated credit agreement with amended terms (the “PharmHouse Credit Agreement”) with a number of Canadian banks to provide PharmHouse with a committed, non-revolving credit facility (the “PharmHouse Credit Facility”) with a maximum principal amount of $90.0 million, which was fully drawn. The obligations of PharmHouse under the PharmHouse Credit Facility are secured by guarantees of Canopy Rivers and Canopy Rivers Corporation (“CRC”, a wholly-owned subsidiary of Canopy Rivers), and a pledge by CRC of all of the shares of PharmHouse held by it (the “PharmHouse Financial Guarantee”). Accordingly, if PharmHouse is not able to generate sufficient cash flows to service its obligations pursuant to the PharmHouse Credit Facility, we may be required to recognize a financial liability relating to all or a portion of the PharmHouse Financial Guarantee. The PharmHouse Credit Agreement also contains certain representations and warranties and affirmative covenants applicable to Canopy Growth.

Based on the PharmHouse Recoverability Assessment described above, we determined that the fair value of PharmHouse’s assets under an orderly liquidation scenario where the facility is not used for cannabis operations may be less than the principal amount owed by PharmHouse pursuant to the PharmHouse Credit Facility. Accordingly, we estimated that we have a financial liability related to the PharmHouse Financial Guarantee, reflecting the estimated shortfall between the recoverable amount of PharmHouse en bloc and our exposure to the PharmHouse Credit Facility.

As at September 30, 2020, we estimated the current expected credit loss related to its contingent obligation under the PharmHouse Financial Guarantee to be $25.0 million, and recognized a financial liability for this amount in the consolidated balance sheet (March 31, 2020 – $nil) and the associated current expected credit loss in net income (loss) for the three and six months ended September 30, 2020 (three and six months ended September 30, 2019 – $nil).

Other financial assets, including loans receivable

As at September 30, 2020, we had advanced $40.0 million of secured debt financing pursuant to a shareholder loan agreement with PharmHouse (March 31, 2020 – $40.0 million). The shareholder loan has a three-year term and an annual interest rate of 12%, with interest calculated monthly (effective as at the date principal is advanced) and payable quarterly upon the achievement of certain sales-related milestones.

As at September 30, 2020, we had advanced $2.5 million to PharmHouse pursuant to a secured demand promissory note (March 31, 2020 – $2.5 million). The secured demand promissory note is non-interest bearing both before and after demand or default. Based on the terms of the secured demand promissory note, we had recognized the secured demand promissory note as a financial asset initially recorded at fair value and subsequently measured at amortized cost.

On August 4, 2020, we entered into an unsecured demand promissory note agreement with PharmHouse, pursuant to which it made total advances of $1.2 million between August 4, 2020, and September 8, 2020. The unsecured promissory note bears interest at a rate of 12% per annum, calculated and compounded monthly, and is payable on the demand date. Based on the terms of the unsecured demand promissory note, we recognized the instrument as a financial asset initially recorded at fair value and subsequently measured at amortized cost.

Pursuant to the Initial Order, we entered into an agreement to provide a super-priority, debtor-in-possession (“DIP”) interim, non-revolving credit facility up to a maximum principal amount of $7.2 million (the “DIP Financing”) to enable PharmHouse to continue its day-to-day operations throughout the anticipated Restructuring. The DIP Financing bears interest at a rate of 8% per annum, calculated and compounded monthly and payable on the maturity date, which is the earlier of December 29, 2020, and the date the CCAA Proceedings are terminated. As at September 30, 2020, we had advanced $2.1 million pursuant to the DIP Financing.

As a result of the PharmHouse Recoverability Assessment described above, we recognized current expected credit losses of $25.0 million related to its contingent obligation under the PharmHouse Financial Guarantee and concluded that the following amounts may not be recoverable: (i) $2.1 million advanced pursuant to DIP Financing; (ii) $40.0 million advanced under the shareholder loan agreement; (iii) $2.5 million advanced under the secured demand promissory note; (iv) $1.2 million advanced under the unsecured demand promissory note; and (v) $9.0 million in interest receivable in relation to the aforementioned financial instruments. Additionally, it was determined that certain advances in the amount of $15.0 million provided to PharmHouse by Canopy

Growth may not be recoverable. Accordingly, we recorded expected credit losses on financial assets and related charges of $94.7 million for the three and six months ended September 30, 2020.

PharmHouse equity method investment

As at September 30, 2020, we owned 10,998,660 common shares of PharmHouse (March 31, 2020 – 10,998,660 common shares), representing a 49% equity interest on a non-diluted basis. We have not yet received any distributions on account of its common share investment in PharmHouse. As a result of the PharmHouse Recoverability Assessment described above, we determined that there was an other-than-temporary-impairment and recognized an impairment charge for the full amount of its equity method investment of $32.4 million or the three and six months ended September 30, 2020 (three and six months ended September 30, 2019 – $nil).

British Columbia Production Facility

On November 1, 2020, a production facility owned by the Company in Delta, British Columbia was damaged by a fire. The facility has been non-operational since March 2020. We are in the process of assessing the impact of the fire, including the extent of damages and potential insurance recoveries. As a result, an estimate of the financial effect on our consolidated financial statements is uncertain at this time.

Part 2 - Results of Operations

Discussion of Second Quarter of Fiscal 2021 Results of Operations

	Three months ended September 30,
	2020	2019	Change	% Change
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)
Selected financial information:
Net revenue	$135,266	$76,613	$58,653	77%
Gross margin percentage	19%	5%	-	14%
Net (loss) income	$(96,552)	$242,650	$(339,202)	(140%)
Net (loss) income attributable to Canopy Growth Corporation	$(32,061)	$258,918	$(290,979)	(112%)
(Loss) earnings per share - basic	$(0.09)	$0.75	$(0.84)	(112%)
(Loss) earnings per share - diluted[1]	$(0.09)	$0.25	$(0.34)	(136%)

[1]For the three months ended September 30, 2020, the weighted average number of outstanding common shares, basic and diluted, totaled 371,520,534. For the three months ended September 30, 2019, the weighted average number of outstanding common shares, basic and diluted, totaled 347,226,921 and 380,323,118, respectively.

Revenue

Revenue by Channel	Three months ended September 30,
(in thousands of Canadian dollars)	2020	2019	$ Change	% Change
Recreational net revenue
Business-to-business[1]	$42,223	$8,854	$33,369	377%
Business-to-consumer	18,709	13,100	5,609	43%
	60,932	21,954	38,978	178%
Medical net revenue
Canadian[2]	13,888	12,964	924	7%
International	17,474	18,090	(616)	(3%)
	31,362	31,054	308	1%
Cannabis net revenue	92,294	53,008	39,286	74%

Other revenue	42,972	23,605	19,367	82%
Net revenue	$135,266	$76,613	$58,653	77%

[1] Reflects excise taxes of $14,200 and other revenue adjustments, representing our determination of returns and pricing adjustments, of $3,750 for the three months ended September 30, 2020 (three months ended September 30, 2019 - excise taxes of $7,823 and other revenue adjustments of $32,727).

[2] Reflects excise taxes of $1,362 for the three months ended September 30, 2020 (three months ended September 30, 2019 - $1,185).

Revenue by Form	Three months ended September 30,
(in thousands of Canadian dollars)	2020	2019	$ Change	% Change
Recreational revenue by form
Dry bud[1]	$63,895	$59,040	$4,855	8%
Oils and softgels[1]	7,021	3,464	3,557	103%
Cannabis 2.0 products	7,966	-	7,966	-
Other revenue adjustments	(3,750)	(32,727)	28,977	89%
Excise taxes	(14,200)	(7,823)	(6,377)	(82%)
	60,932	21,954	38,978	178%
Medical revenue by form
Dry bud	8,942	9,576	(634)	(7%)
Oils and softgels	23,053	22,663	390	2%
Cannabis 2.0 products	729	-	729	-
Excise taxes	(1,362)	(1,185)	(177)	(15%)
	31,362	31,054	308	1%
Cannabis net revenue	92,294	53,008	39,286	74%

Other revenue	42,972	23,605	19,367	82%
Net revenue	$135,266	$76,613	$58,653	77%

[1] Excludes the impact of other revenue adjustments.

Net revenue in the second quarter of fiscal 2021 was $135.3 million, as compared to $76.6 million in the second quarter of fiscal 2020. The year-over-year increase is primarily attributable to (i) the year-over-year increase in Canadian recreational net revenue; and (ii) the year-over-year increase in other revenue primarily resulting from continued strong performance by Storz & Bickel and the acquisition of BioSteel in October 2019.

Recreational

Canadian recreational net revenue in the second quarter of fiscal 2021 was $60.9 million, as compared to $22.0 million in the second quarter of fiscal 2020.

Net revenue from the business-to-business channel in the second quarter of fiscal 2021 was $42.2 million, as compared to $8.9 million in the second quarter of fiscal 2020. Net revenue in the second quarter of fiscal 2020 was impacted by other revenue adjustments in the amount of $32.7 million related to our determination, at that time, of returns and pricing adjustments associated primarily with the risk of over-supply of certain oil and softgel products. We also benefited in the second quarter of fiscal 2021 from (i) an overall increase in demand resulting from the opening of 185 new retail stores across Canada in the second quarter of fiscal 2021, 46 of which were in Ontario; (ii) an increase in sales of our dry bud product, largely resulting from a competitive repositioning of our product offerings in the value-priced dried flower category that was implemented in the first quarter of fiscal 2021; and (iii) the introduction of our Cannabis 2.0 products, which represented approximately 8% of gross revenue from the business-to-business channel in the second quarter of fiscal 2021. Our cannabis-infused beverage products represented approximately 72% of our Cannabis 2.0 sales in the second quarter of fiscal 2021. These variances resulting in year-over-year net revenue growth were partially offset by an increase in excise taxes of $6.4 million, due primarily to an increase in the volume of value-priced dried flower product sold compared to the prior year.

Revenue from the business-to-consumer channel in the second quarter of fiscal 2021 was $18.7 million, as compared to $13.1 million in the second quarter of fiscal 2020. The year-over-year increase is primarily attributable to (i) year-over-year same-store sales growth of 44%. We benefitted in the second quarter of fiscal 2021 from increased traffic and ticket size at our retail stores as we broadened our brand and product offerings at our retail locations, including the introduction of new value-priced dried flower products, vapes, and cannabis-infused beverages. Additionally, we saw an increase in foot traffic as the Canadian provinces relaxed COVID-19 measures, our communities re-opened, and our stores returned to normal operations; and (ii) the build-out of our retail store platform across Canada. At September 30, 2020, we operated 32 corporate-owned Tweed and Tokyo Smoke retail stores, an increase of 11 stores from September 30, 2019.

Medical

Medical cannabis net revenue in the second quarter of fiscal 2021 was $31.4 million, as compared to $31.1 million in the second quarter of fiscal 2020. Canadian medical net revenue in the second quarter of fiscal 2021 was $13.9 million, as compared to $13.0 million in the second quarter of fiscal 2020. The year-over-year increase is due primarily to an increase in the average order size by our medical customers, resulting largely from (i) the continued broadening of our brand and medical cannabis product offerings available on the Spectrum Therapeutics online store; and (ii) the convenience of our trusted e-commerce channel, which benefited from the slower-than-expected opening of recreational retail stores in Ontario in recent months due largely to the COVID-19 pandemic.

International medical revenue in the second quarter of fiscal 2021 was $17.5 million, a 3% decrease from $18.1 million in the second quarter of fiscal 2020. Our international medical revenue in the second quarter of fiscal 2021 was comprised of revenue from C3 and our German medical business of $13.6 million and $3.9 million, respectively, compared to $14.0 million and $4.1 million, respectively, in the second quarter of fiscal 2020.

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

Other revenue in the second quarter of fiscal 2021 was $43.0 million, as compared to $23.6 million in the second quarter of fiscal 2020. The year-over-year increase of $19.4 million is primarily due to increases in revenue from both Storz & Bickel and This Works, and the acquisition of BioSteel in October 2019. Revenue from Storz & Bickel was $21.8 million in the second quarter of fiscal 2021, a year-over-year increase of $10.9 million due primarily to the expansion of our distribution network in the United States. Additionally, This Works contributed revenue totaling $7.8 million in the second quarter of fiscal 2021, a year-over-year increase of $2.0 million due primarily to the expansion of distribution to both direct-to-consumer and third-party e-commerce channels and new product launches. These factors were partially offset by the impact of lower traffic at brick-and-mortar retail stores in the United Kingdom related to the COVID-19 pandemic.

Cost of Goods Sold and Gross Margin

	Three months ended September 30,
(in thousands of Canadian dollars except where indicated)	2020	2019	$ Change	% Change
Net revenue	$135,266	$76,613	$58,653	77%

Cost of goods sold	$109,186	$72,970	$36,216	50%
Gross margin	26,080	3,643	22,437	616%
Gross margin percentage	19%	5%	-	14%

Cost of goods sold in the second quarter of fiscal 2021 was $109.2 million, as compared to $73.0 million in the second quarter of fiscal 2020. Our gross margin in the second quarter of fiscal 2021 was $26.1 million, or 19% of net revenue, as compared to a gross margin of $3.6 million and gross margin percentage of 5% of net revenue in the second quarter of fiscal 2020. In the second quarter of fiscal 2021, our gross margin percentage was primarily impacted by operating costs relating to facilities not yet cultivating or producing cannabis, not yet producing cannabis-related products or having under-utilized capacity. In the second quarter of fiscal 2021, these costs amounted to $28.2 million and primarily related to (i) start-up costs associated with our indoor cultivation facility in Newfoundland and our gummy production facility in Smiths Falls; and (ii) under-utilized capacity associated with our chocolate factory and vape production facilities in Smiths Falls.

Comparatively, our gross margin percentage in the second quarter of fiscal 2020 was impacted by (i) charges of $17.0 million for excess finished recreational cannabis inventory recorded primarily in connection with our evaluation of the estimated on-hand provincial and territorial inventory levels at that time; (ii) the impact on gross margin of $9.2 million reflecting the returns and pricing adjustments relating primarily to the over-supply of certain oil and softgel products; and (iii) other adjustments related to the net realizable value of inventory. Further, we incurred operating costs of $10.5 million relating to facilities not yet cultivating or processing cannabis, not yet producing cannabis-related products or having under-utilized capacity, primarily related to start-up costs associated with our advanced manufacturing and beverage facilities in Smiths Falls and our greenhouse in Denmark.

Operating Expenses

	Three months ended September 30,
(in thousands of Canadian dollars)	2020	2019	$ Change	% Change
Operating expenses
General and administrative	$69,555	$94,228	$(24,673)	(26%)
Sales and marketing	43,373	62,089	(18,716)	(30%)
Research and development	14,166	11,935	2,231	19%
Acquisition-related costs	3,472	2,562	910	36%
Depreciation and amortization	16,687	10,787	5,900	55%
Selling, general and administrative expenses	147,253	181,601	(34,348)	(19%)

Share-based compensation	19,901	83,767	(63,866)	(76%)
Share-based compensation related to acquisition milestones	2,083	9,114	(7,031)	(77%)
Share-based compensation expense	21,984	92,881	(70,897)	(76%)

Expected credit losses on financial assets and related charges	94,745	-	94,745	-

Asset impairment and restructuring costs	46,363	-	46,363	-
Total operating expenses	$310,345	$274,482	$35,863	13%

Selling, general and administrative expenses

Selling, general and administrative expenses in the second quarter of fiscal 2021 were $147.3 million, as compared to $181.6 million in the second quarter of fiscal 2020.

General and administrative expense in the second quarter of fiscal 2021 was $69.6 million, as compared to $94.2 million in the second quarter of fiscal 2020. The year-over-year decrease is due primarily to:

•

Losses recorded in the second quarter of fiscal 2020 of $10.8 million related to legal disputes with a third-party supplier, and $8.8 million associated with additional reserves on onerous lease obligations. These losses did not recur in the second quarter of fiscal 2021.

•

A reduction in costs attributable to the restructuring actions initiated in the fourth quarter of fiscal 2020, resulting from an organizational and strategic review of our business. Accordingly, as we exited non-strategic geographies, rationalized our production capability and infrastructure footprint, and began streamlining our operations, we realized reductions related to (i) compensation costs for finance, information technology, legal and other administrative functions; (ii) facilities and insurance costs; and (iii) scaling-back on our expansion and business development initiatives. Partially offsetting these cost reductions was a year-over-year increase in third-party professional fees associated with the organizational and strategic review of our business, and third-party information technology costs to support our business.

Sales and marketing expense in the second quarter of fiscal 2021 was $43.4 million, as compared to $62.1 million in the second quarter of fiscal 2020. In the comparative prior period we incurred (i) costs attributable to product marketing and brand awareness advertising and media campaigns in support of the launch of our Cannabis 2.0 portfolio of products and the launch of our First & Free line of CBD products in the United States, and (ii) staffing costs associated with servicing our Canadian and United States markets in the areas of creative design and advertising, brand insights and launch support, and brand management. These costs did not recur to the same extent in the second quarter of fiscal 2021, as we rationalized our Canadian marketing organization in April 2020, delayed or cancelled various planned product and brand marketing initiatives across our business due to measures established to contain the spread of the COVID-19 pandemic, and incurred significantly reduced travel costs due to travel restrictions. The above factors that resulted in a year-over-year decrease in sales and marketing expense were partially offset by (i) higher advertising and promotion expenses associated with new market awareness campaigns in support of price changes and new product launches for our Canadian recreational cannabis business, and in support of the Martha Stewart line of CBD products in the United States; and (ii) the growth in our business as compared to the second quarter of fiscal 2020 resulting primarily from the acquisitions of C3 in April 2019, This Works in May 2019 and BioSteel in October 2019.

Research and development expense in the second quarter of fiscal 2021 was $14.2 million, as compared to $11.9 million in the second quarter of fiscal 2020. The year-over-year increase is primarily attributable to (i) higher third-party professional fees, particularly associated with conducting research and testing for dronabinol-based health products and therapies. Specifically, costs increased year-over-year due to the acquisition of C3 in April 2019; and (ii) costs related to research and development of patent-protected technology, most notably in relation to product innovation, plant science and extraction technology. The above factors that resulted in a year-over-year increase in research and development expense were partially offset by lower third-party professional fees associated with a refocusing of Spectrum Therapeutics’ research objectives.

Acquisition-related costs in the second quarter of fiscal 2021 were $3.5 million, as compared to $2.6 million in the second quarter of fiscal 2020. In the second quarter of fiscal 2021, costs were incurred in relation to implementing the Amended Arrangement with Acreage, as described in “Recent Developments” above. Comparatively, in the second quarter of fiscal 2020, costs were incurred primarily in relation to the acquisition of BioSteel, which closed in October 2019, and evaluating other potential acquisition opportunities.

Depreciation and amortization expense in the second quarter of fiscal 2021 was $16.7 million, as compared to $10.8 million in the second quarter of fiscal 2020. The year-over-year increase is primarily attributable to the growth in our business over the past year with the acquisitions of C3, BioSteel and This Works, and our investment in the build-out of our infrastructure across Canada over the past year.

Share-based compensation expense

Share-based compensation expense in the second quarter of fiscal 2021 was $19.9 million, as compared to $83.8 million in the second quarter of fiscal 2020. The year-over-year decrease is primarily attributable to:

•

The significant number of stock options that were granted in previous years at relatively higher exercise prices, which impacted share-based compensation expense more significantly in previous periods. We granted 22.1 million stock options in fiscal 2019 at a weighted average price of $51.49 per option, as compared to 9.5 million options in fiscal 2020 at a weighted average price of $33.87. The decrease in the number of stock option grants from fiscal 2019 to fiscal 2020 was due to the modification of our share-based compensation program in fiscal 2020; only 295,451 options were granted in the six months ended September 30, 2020, as compared to 5.3 million in the comparative period; and

•

The forfeiture or cancellation of 5.9 million stock options in fiscal 2020 and another 5.5 million stock options in the six months ended September 30, 2020 resulting primarily from restructuring actions commenced in the fourth quarter of fiscal 2020. These forfeitures and cancellations also contributed to a year-over-year reduction in share-based compensation expense.

As a result of the changes described above to our share-based compensation program leading to a reduction in the number of stock option grants, and the forfeiture or cancellation of stock options in recent quarters, 25.9 million stock options were outstanding at September 30, 2020, as compared to 32.9 million at September 30, 2019.

Share-based compensation expense related to acquisition milestones in the second quarter of fiscal 2021 was $2.1 million, as compared to $9.1 million in the second quarter of fiscal 2020. The year-over-year decrease is primarily related to (i) the restructuring of our operations in Colombia in the fourth quarter of fiscal 2020, which resulted in the acceleration of share-based compensation expense related to the unvested milestones associated with the acquisitions of Spectrum Colombia S.A.S. (“Spectrum Colombia”) and Canindica Capital Ltd. (“Canindica”) (as a result, there is no remaining share-based compensation expense to be recognized in association with these acquisitions); and (ii) the achievement, in earlier quarters, of major milestones associated with the acquisitions of Spectrum Colombia, Canindica, and Spectrum Cannabis Denmark Aps (“Spectrum Denmark”), which had resulted in the recognition of share-based compensation expense at that time.

Expected credit losses on financial assets and related charges

In the second quarter of fiscal 2021, we recorded expected credit losses on financial assets and related charges in the amount of $94.7 million, as discussed in “Recent Developments” above.

Asset impairment and restructuring costs

Asset impairment and restructuring costs recorded in operating expenses in the second quarter of fiscal 2021 were $46.4 million. We recorded (i) adjustments related to changes in the estimated fair value of certain of our Canadian production facilities from March 31, 2020; and (ii) charges related to rationalizing certain research and development activities.

Other

	Three months ended September 30,
(in thousands of Canadian dollars)	2020	2019	$ Change	% Change
Loss from equity method investments	$(32,991)	$(2,171)	$(30,820)	(1420%)
Other income (expense), net	221,256	509,893	(288,637)	(57%)
Income tax (expense) recovery	(552)	5,767	(6,319)	(110%)

Loss from equity method investments

The loss from equity method investments in the second quarter of fiscal 2021 was $33.0 million, as compared to $2.2 million in the second quarter of fiscal 2020. The year-over-year increase in the loss is primarily attributable to impairment charges of $32.4 million recognized in the second quarter of fiscal 2021 relating to our equity method investment in PharmHouse, as discussed in “Recent Developments” above.

Other income (expense), net

Other income (expense), net in the second quarter of fiscal 2021 was $221.3 million, as compared to $509.9 million in the second quarter of fiscal 2020. The year-over-year decrease of $288.6 million is primarily attributable to:

•

A decrease in non-cash income of $576.7 million related to fair value changes on the warrant derivative liability associated with the Tranche B Warrants held by CBI. The decrease of $65.2 million in the fair value of the warrant derivative liability (resulting in non-cash income) in the second quarter of fiscal 2021 is primarily attributable to a decline of approximately 15% in our share price from July 1, 2020 to September 30, 2020 and changes during the quarter in certain other assumptions used to value the liability, including the risk-free interest rate. Comparatively, the decrease of $641.9 million in the fair value of the warrant derivative liability in the second quarter of fiscal 2020 was attributable to a decline of approximately 42% in our share price from July 1, 2019 to September 30, 2019.

•

Change of $176.3 million, from an income amount of $164.4 million in the second quarter of fiscal 2020 to an expense amount of $11.9 million in the second quarter of fiscal 2021, related to the non-cash fair value changes on our senior convertible notes. The year-over-year change is primarily due to the larger decline in our share price in the second quarter of fiscal 2020 (approximately 42%) relative to the decline in the second quarter of fiscal 2021 (15%), along with year-over-year changes in credit spreads.

•

A decrease in interest income of $13.7 million, primarily attributable to the year-over-year decrease in our cash and cash equivalents and short-term investments balances and lower interest rates relative to the prior year.

•

Change of $323.3 million related to the fair value changes on the liability arising from the Acreage Arrangement, from an expense amount of $235.2 million in the second quarter of fiscal 2020 to an income amount of $88.2 million in the second quarter of fiscal 2021. The current quarter income amount, associated with a decrease in the liability arising from the Acreage Arrangement, is primarily attributable to the implementation of the Amended Arrangement with Acreage in September 2020, as described above in “Recent Developments”. On a quarterly basis, we determine the fair value of the Acreage financial instrument using a probability-weighted expected return model, incorporating several potential scenarios and outcomes associated with our arrangement with Acreage. The implementation of the Amended Arrangement in September 2020 resulted in (i) an incremental payment to Acreage shareholders of US$37.5 million ($49.8 million); (ii) the loan advance of US$50.0 million ($67.0 million) to Acreage Hempco pursuant to the debenture and the removal of the estimated discount on the loan, now captured through the loan’s recognition at fair value at September 30, 2020; and (iii) the removal of the uncertainties related to the approval and implementation of the terms of the Amended Arrangement, including the reset of the exchange ratio, that existed at June 30, 2020 and had impacted our model and resulted in a higher liability amount at that time. Comparatively, the expense amount of $235.2 million in the second quarter of fiscal 2020 was primarily attributable to overall declines in both Canopy Growth’s and Acreage’s share prices, as well as share prices across multi-state cannabis operators in the United States.

•

Change of $151.8 million related to non-cash fair value changes on our other financial assets, from an expense amount of $69.7 million in the second quarter of fiscal 2020 to an income amount of $82.1 million in the second quarter of fiscal 2021. The current quarter changes are primarily attributable to fair value increases relating to our investments in the TerrAscend exchangeable shares ($61.0 million), and the TerrAscend Canada secured debenture and TerrAscend warrants (totaling $55.9 million), driven largely by an increase of approximately 101% in TerrAscend’s share price from July 1 to September 30, 2020. Comparatively, in the second quarter of fiscal 2020 the expense amount was primarily driven by decreases of $40.0 million and $25.0 million in the fair value of our exchangeable shares in TerrAscend and warrants in the capital of SLANG Worldwide Inc., respectively, which were in-line with declines in share prices across multi-state cannabis operators in the United States. Partially offsetting these year-over-year fair value increases was a fair value decrease of $23.3 million representing the difference between the loan advanced to Acreage Hempco, and the debenture’s estimated fair value using a discounted cash flow model. The discount resulted from our assessment of the market interest rate currently available on comparable issuances of debt relative to the debenture’s stated interest rate of 6.1% per annum.

Income tax (expense) recovery

Income tax expense in the second quarter of fiscal 2021 was $0.6 million, compared to income tax recovery of $5.8 million in the second quarter of fiscal 2020. In the second quarter of fiscal 2021, the income tax expense consisted of a deferred income tax recovery of $1.1 million (compared to a recovery of $11.9 million in the second quarter of fiscal 2020) and current income tax expense of $1.6 million (compared to an expense of $6.1 million in the second quarter of fiscal 2020).

The decrease of $10.8 million in the deferred income tax recovery is primarily a result of (i) recording a reduction in deferred tax liabilities that arose in connection with the required revaluation of the accounting carrying value, but not the tax basis, of property, plant and equipment, intangible assets, and other financial assets; and (ii) the recognition of losses carried forward net of the use of losses carried forward from prior years for which a deferred tax asset had been recorded. In connection with certain deferred tax assets, mainly in respect of losses for tax purposes, where the accounting criteria for recognition of an asset has yet to be satisfied and it is not probable that they will be used, the deferred tax asset has not been recognized.

The decrease of $4.5 million in the current income tax expense arose primarily in connection with acquired legal entities that generated income for tax purposes during prior periods that could not be reduced by the group’s tax attributes but whose current period income will now be reduced by the group’s tax attributes.

Net (Loss) Income

Net loss in the second quarter of fiscal 2021 was $96.6 million, as compared to net income of $242.7 million in the second quarter of fiscal 2020. The year-over-year change from net income to net loss is primarily attributable to the year-over-year decrease in other income (expense), net, and the other variances described above.

Segmented Analysis

In the second quarters of fiscal 2021 and fiscal 2020, all of our revenue was earned by the Cannabis, Hemp and Other Consumer Products segment. Canopy Rivers contributed a net loss of $91.8 million in the second quarter of fiscal 2021, of which $24.7 million was attributable to Canopy Growth. In the second quarter of fiscal 2020, Canopy Rivers contributed a net loss of $2.7 million, of which $0.7 million was attributable to Canopy Growth. The increase in the net loss reflects the impairment losses and expected credit losses related to the PharmHouse equity method investment and associated financial assets, as described under “Recent Developments” above.

Adjusted EBITDA (Non-GAAP Measure)

Our “Adjusted EBITDA” is a non-GAAP measure used by management that is not defined by U.S. GAAP and may not be comparable to similar measures presented by other companies. Management calculates Adjusted EBITDA as the reported net (loss) income, adjusted to exclude income tax recovery (expense); other income (expense), net; loss on equity method investments; share-based compensation expense; depreciation and amortization expense; asset impairment and restructuring costs; expected credit losses on financial assets and related charges; and charges related to the flow-through of inventory step-up on business combinations, and further adjusted to remove acquisition-related costs. Accordingly, management believes that Adjusted EBITDA provides meaningful and useful financial information as this measure demonstrates the operating performance of businesses.

The following table presents Adjusted EBITDA for the three months ended September 30, 2020 and 2019:

	Three months ended September 30,
(in thousands of Canadian dollars)	2020	2019	$ Change	% Change
Net (loss) income	$(96,552)	$242,650	$(339,202)	(140%)
Income tax expense (recovery)	552	(5,767)	6,319	110%
Other (income) expense, net	(221,256)	(509,893)	288,637	57%
Loss on equity method investments	32,991	2,171	30,820	1420%
Share-based compensation[1]	21,984	92,881	(70,897)	(76%)
Acquisition-related costs	3,472	2,562	910	36%
Depreciation and amortization[1]	31,758	25,016	6,742	27%
Asset impairment and restructuring costs	46,363	-	46,363	-
Expected credit losses on financial assets and related charges	94,745	-	94,745	-
Charges related to the flow-through of inventory step-up on business combinations	281	-	281	-
Adjusted EBITDA[2]	$(85,662)	$(150,380)	$64,718	43%

[1] From Condensed Interim Consolidated Statements of Cash Flows.

[2]Adjusted EBITDA is a non-GAAP measure and is calculated as the reported net (loss) income, adjusted to exclude income tax (expense) recovery; other income (expense), net; loss on equity method investments; share-based compensation expense; depreciation and amortization expense; asset impairment and restructuring costs; expected credit losses on financial assets and related charges; and charges related to the flow-through of inventory step-up on business combinations, and further adjusted to remove acquisition-related costs.

The Adjusted EBITDA loss in the second quarter of fiscal 2021 was $85.7 million, as compared to the Adjusted EBITDA loss of $150.4 million in the second quarter of fiscal 2020. The year-over-year decrease in the Adjusted EBITDA loss is primarily attributable to the improvement in our gross margin percentage, and a year-over-year reduction in our selling, general and administrative expense.

Discussion of Results of Operations for the Six Months Ended September 30, 2020

	Six months ended September 30,
	2020	2019	Change	% Change
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)
Selected financial information:
Net revenue	$245,682	$167,095	$78,587	47%
Gross margin percentage	13%	13%	-	-
Net (loss) income	$(224,874)	$48,599	$(273,473)	(563%)
Net (loss) income attributable to Canopy Growth Corporation	$(140,562)	$73,049	$(213,611)	(292%)
(Loss) earnings per share - basic	$(0.38)	$0.21	$(0.59)	(281%)
(Loss) earnings per share - diluted[1]	$(0.38)	$0.19	$(0.57)	(300%)

[1]For the six months ended September 30, 2020, the weighted average number of outstanding common shares, basic and diluted, totaled 367,663,135. For the six months ended September 30, 2019, the weighted average number of outstanding common shares, basic and diluted, totaled 346,028,903 and 382,765,533, respectively.

Revenue

Revenue by Channel	Six months ended September 30,
(in thousands of Canadian dollars)	2020	2019	$ Change	% Change
Recreational net revenue
Business-to-business[1]	$77,157	$47,735	$29,422	62%
Business-to-consumer	28,039	23,738	4,301	18%
	105,196	71,473	33,723	47%
Medical net revenue
Canadian[2]	27,798	24,650	3,148	13%
International	37,665	28,586	9,079	32%
	65,463	53,236	12,227	23%
Cannabis net revenue	170,659	124,709	45,950	37%

Other revenue	75,023	42,386	32,637	77%
Net revenue	$245,682	$167,095	$78,587	47%

[1] Reflects excise taxes of $21,446 and other revenue adjustments, representing our determination of returns and pricing adjustments, of $7,150 for the six months ended September 30, 2020 (six months ended September 30, 2019 - excise taxes of $19,367 and other revenue adjustments of $40,727).

[2] Reflects excise taxes of $2,788 for the six months ended September 30, 2020 (six months ended September 30, 2019 - $2,550).

Revenue by Form	Six months ended September 30,
(in thousands of Canadian dollars)	2020	2019	$ Change	% Change
Recreational revenue by form
Dry bud[1]	$104,024	$119,894	$(15,870)	(13%)
Oils and softgels[1]	14,742	11,673	3,069	26%
Cannabis 2.0 products	15,026	-	15,026	-
Other revenue adjustments	(7,150)	(40,727)	33,577	82%
Excise taxes	(21,446)	(19,367)	(2,079)	(11%)
	105,196	71,473	33,723	47%
Medical revenue by form
Dry bud	19,147	16,786	2,361	14%
Oils and softgels	48,061	39,000	9,061	23%
Cannabis 2.0 products	1,043	-	1,043	-
Excise taxes	(2,788)	(2,550)	(238)	(9%)
	65,463	53,236	12,227	23%
Cannabis net revenue	170,659	124,709	45,950	37%

Other revenue	75,023	42,386	32,637	77%
Net revenue	$245,682	$167,095	$78,587	47%

[1] Excludes the impact of other revenue adjustments.

Net revenue in the six months ended September 30, 2020 was $245.7 million, as compared to $167.1 million in the six months ended September 30, 2019. The year-over-year increase is primarily attributable to (i) the increase in Canadian recreational net revenue; (ii) the increase in other revenue resulting from strong performance by Storz & Bickel, a full six months of revenue contribution from This Works (acquired in May 2019), and the acquisition of BioSteel in October 2019; and (iii) the increase in medical net revenue, which was primarily due to a full six months of revenue contribution from C3 (acquired in April 2019), and year-over-year growth in our German and Canadian medical businesses.

Recreational

Canadian recreational net revenue in the six months ended September 30, 2020 was $105.2 million, as compared to $71.5 million in the six months ended September 30, 2019.

Net revenue from the business-to-business channel in the six months ended September 30, 2020 was $77.2 million, as compared to $47.7 million in the six months ended September 30, 2019. Net revenue in the six months ended September 30, 2019 was impacted by other revenue adjustments in the amount of $40.7 million related to our determination, at that time, of returns and pricing adjustments associated primarily to the risk of over-supply of certain oil and softgel products. We also benefited in the current period from (i) an overall increase in demand resulting from the opening of over 315 new retail stores across Canada in the six months ended September 30, 2020; and (ii) the introduction of our portfolio of Cannabis 2.0 product offerings, which represented approximately 10% of gross revenue from the business-to-business channel. These favorable year-over-year variances were partially offset by lower sales of our dry bud products. We took steps to reposition our product offerings in the value-priced dried flower category in the first quarter of fiscal 2021, the effect of which contributed to a year-over-year improvement in our sales in this category in the second quarter of fiscal 2021. However, increased competition in that particular category of the recreational market – in the form of the number of competitive offerings, particularly those with higher THC potency, and aggressive pricing strategies adopted by some market participants – impacted sales of our dry bud products in the first quarter of fiscal 2021 and resulted in a decline in our dry bud sales during the six months ended September 30, 2020 as compared to the prior year.

Revenue from the business-to-consumer channel in the six months ended September 30, 2020 was $28.0 million, as compared to $23.7 million in the six months ended September 30, 2019. The year-over-year increase is primarily attributable to (i) increased traffic and ticket size at our retail stores, due largely to the broadening of our brand and product offerings at our retail locations, including the introduction of new value-priced dried flower products, vapes, and cannabis-infused beverages; and (ii) the build-out of our retail store platform across Canada to 32 corporate-owned Tweed and Tokyo Smoke retail stores at September 30, 2020, a year-over-year increase of 11 stores. Partially offsetting this increase was the adverse impact, predominantly in the first quarter of fiscal 2021, of the temporary closure of our retail stores in response to the COVID-19 pandemic and their re-opening, beginning in mid-April, with reduced hours and under a “click-and-collect” model with curbside pickup or delivery.

Medical

Medical cannabis net revenue in the six months ended September 30, 2020 was $65.5 million, as compared to $53.2 million in the six months ended September 30, 2019. Canadian medical net revenue in the six months ended September 30, 2020 was $27.8 million, as compared to $24.7 million in the six months ended September 30, 2019. The year-over-year increase is due primarily to (i) the prior year period being impacted by the transition of our medical customers to the Spectrum Therapeutics online store and its more medical-focused range of cannabis products prior to the opening of the Canadian recreational market in October 2018 (since that transition, we have broadened our brand and medical cannabis product offerings available on the Spectrum Therapeutics online store in response to medical customer demand); and (ii) the convenience of our trusted e-commerce channel, which has been benefitting from the slower-than-expected opening of recreational retail stores in Ontario in fiscal 2021 due largely to the COVID-19 pandemic.

International medical revenue in the six months ended September 30, 2020 was $37.7 million, as compared to $28.6 million in the six months ended September 30, 2019. C3 (acquired in April 2019) contributed a full six months of revenue totaling $28.9 million in the current period, a year-over-year increase of $6.1 million. Additionally, the year-over-year growth in our German medical business of $3.0 million is primarily attributable to the resolution of supply constraints we had experienced early in the prior fiscal year, and which were largely associated with the opening of the recreational cannabis market in Canada.

Other

Other revenue in the six months ended September 30, 2020 was $75.0 million, as compared to $42.4 million in the six months ended September 30, 2019. The year-over-year increase of $32.6 million is primarily due to an increase in revenue from Storz & Bickel, a full six months of revenue contribution from both This Works (acquired in May 2019), and the acquisition of BioSteel in October 2019. Revenue from Storz & Bickel was $39.0 million in the six months ended September 30, 2020, a year-over-year increase of $18.4 million due primarily to strong sales performance and an expansion of our distribution network in the United States. Additionally, This Works contributed a full period of revenue totaling $13.9 million in the six months ended September 30, 2020, a year-over-year increase of $5.7 million due primarily to one incremental month of contribution in the six months ended September 30, 2020, the expansion of distribution to both direct-to-consumer and third-party e-commerce channels, and new product launches. These factors were only partially offset by the impact of the closure of brick-and-mortar retail stores and measures in relation to the COVID-19 pandemic.

Cost of Goods Sold and Gross Margin

	Six months ended September 30,
(in thousands of Canadian dollars except where indicated)	2020	2019	$ Change	% Change
Net revenue	$245,682	$167,095	$78,587	47%

Cost of goods sold	$213,107	$145,162	$67,945	47%
Gross margin	32,575	21,933	10,642	49%
Gross margin percentage	13%	13%	-	0%

Cost of goods sold in the six months ended September 30, 2020 was $213.1 million, as compared to $145.2 million in the six months ended September 30, 2019. Our gross margin in the six months ended September 30, 2020 was $32.6 million, or 13% of net revenue, as compared to a gross margin of $21.9 million and gross margin percentage of 13% of net revenue in the six months ended September 30, 2019. In the six months ended September 30, 2020, our gross margin percentage was adversely impacted by the following:

•

The impact of operating costs relating to facilities not yet cultivating or producing cannabis, not yet producing cannabis-related products or having under-utilized capacity. In the six months ended September 30, 2020, these costs amounted to $36.9 million and primarily related to (i) start-up costs associated with our indoor cultivation facility in Newfoundland, our gummy production facility in Smiths Falls, and our greenhouse in Denmark, and (ii) under-utilized capacity associated with our chocolate, beverage and vape production facilities in Smiths Falls; and

•

Lower production output in the six months ended September 30, 2020, particularly in Canada, to align with current and expected market demand. Lower production output, coupled with (i) our fixed costs representing a high proportion of our overall cultivation and manufacturing cost structure; and (ii) the gradual reduction of our variable costs late in the current period, resulted in the under-absorption of these fixed and variable costs and an adverse impact on gross margin in the current period. In connection with these changes to our production strategy we also adjusted our cannabis production profile to focus on higher-potency strains which are more in-demand in the current market, resulting in additional inventory charges in the six months ended September 30, 2020.

Comparatively, our gross margin percentage in the six months ended September 30, 2019 was impacted by (i) charges of $17.0 million for excess finished recreational cannabis inventory recorded primarily in connection with our evaluation of the estimated on-hand provincial and territorial inventory levels at that time; (ii) the impact on gross margin of $9.2 million reflecting the returns and pricing adjustments relating primarily to the over-supply of certain oil and softgel products; and (iii) other adjustments related to the net realizable value of inventory. Additionally, we incurred operating costs of $26.8 million relating to facilities not yet cultivating or processing cannabis, not yet producing cannabis-related products or having under-utilized capacity, primarily related to start-up costs associated with our advanced manufacturing and beverage facilities in Smiths Falls, and our greenhouse in Denmark.

Operating Expenses

	Six months ended September 30,
(in thousands of Canadian dollars)	2020	2019	$ Change	% Change
Operating expenses
General and administrative	$134,382	$157,516	$(23,134)	(15%)
Sales and marketing	81,142	112,636	(31,494)	(28%)
Research and development	27,825	20,425	7,400	36%
Acquisition-related costs	4,866	15,744	(10,878)	(69%)
Depreciation and amortization	34,430	20,927	13,503	65%
Selling, general and administrative expenses	282,645	327,248	(44,603)	(14%)

Share-based compensation	48,460	160,848	(112,388)	(70%)
Share-based compensation related to acquisition milestones	4,209	19,395	(15,186)	(78%)
Share-based compensation expense	52,669	180,243	(127,574)	(71%)

Expected credit losses on financial assets and related charges	94,745	-	94,745	-

Asset impairment and restructuring costs	59,157	-	59,157	-
Total operating expenses	$489,216	$507,491	$(18,275)	(4%)

Selling, general and administrative expenses

Selling, general and administrative expenses in the six months ended September 30, 2020 were $282.6 million, as compared to $327.2 million in the six months ended September 30, 2019.

General and administrative expense in the six months ended September 30, 2020 was $134.4 million, as compared to $157.5 million in the six months ended September 30, 2019. The year-over-year decrease is primarily attributable to:

•

Losses recorded in the second quarter of fiscal 2020 of $10.8 million related to legal disputes with a third-party supplier, and $8.8 million associated with additional reserves on onerous lease obligations. These losses did not recur in the current period.

•

A reduction in costs attributable to the restructuring actions initiated in the fourth quarter of fiscal 2020, as described above in our analysis of our results of operations for the second quarter of fiscal 2021. Partially offsetting these cost reductions were a year-over-year increase in third-party professional fees associated with the organizational and strategic review of our business.

Sales and marketing expense in the six months ended September 30, 2020 was $81.1 million, as compared to $112.6 million in the six months ended September 30, 2019. In the comparative period we incurred costs attributable to (i) creative design, brand insights and product marketing campaigns in preparation for the launch of our Cannabis 2.0 portfolio of products and the launch of our First & Free line of CBD products in the United States; (ii) staffing costs associated with servicing our Canadian and United States markets in the areas of creative design and advertising, brand insights and launch support, and brand management; and (iii) media and advertisement placement campaigns to drive brand awareness and educate consumers in support of our Tweed, Tokyo Smoke and other recreational brands at the onset of the opening of the Canadian recreational market in October 2018. These costs did not recur to the same extent in the six months ended September 30, 2020, as we rationalized our Canadian marketing organization in April 2020, delayed or cancelled various product and brand marketing initiatives across our business due to measures established to contain the spread of COVID-19, and incurred significantly reduced travel costs due to travel restrictions.

The above factors resulting in a year-over-year decrease in sales and marketing expense were partially offset by higher compensation costs related to our marketing and sales capabilities servicing (i) the United States market, where initiatives continue to commercialize and drive brand and product awareness for our Martha Stewart line of CBD products; and (ii) the growth in our business as compared to the prior period resulting from the acquisitions of C3 in April 2019, This Works in May 2019 and BioSteel in October 2019.

Research and development expense in the six months ended September 30, 2020 was $27.8 million, as compared to $20.4 million in the six months ended September 30, 2019. The year-over-year increase is primarily attributable to (i) higher compensation costs associated with an increase in the number of employees conducting research and developing patent-protected technology, most notably in relation to our Cannabis 2.0 products and other product innovation initiatives, plant science and extraction technology; and (ii) a year-over-year increase in costs associated with conducting external laboratory research, testing and clinical trials for CBD, dronabinol, and other cannabinoid-based human and animal health products and therapies. The above factors resulting in a year-over-year increase in research and development expense were partially offset by lower travel costs resulting from travel restrictions due to the COVID-19 pandemic, and lower third-party professional fees associated with a refocusing of Spectrum Therapeutics’ research objectives.

Acquisition-related costs in the six months ended September 30, 2020 were $4.9 million, as compared to $15.7 million in the six months ended September 30, 2019. The year-over-year decrease is primarily attributable to more mergers and acquisitions activity in the six months ended September 30, 2019, which included entering into and implementing the Arrangement Agreement with Acreage, closing the acquisitions of C3 and This Works. Additionally, costs were incurred in relation to the acquisition of BioSteel, which closed in October 2019, and evaluating other potential acquisition opportunities. Comparatively, in the six months ended September 30, 2020, our primary mergers and acquisitions activity related to entering into the Proposal Agreement and Amended Arrangement with Acreage in the first quarter of fiscal 2021, and implementing the Amended Arrangement in the second quarter of fiscal 2021, as described in “Recent Developments” above.

Depreciation and amortization expense in the six months ended September 30, 2020 was $34.4 million, as compared to $20.9 million in the six months ended September 30, 2019. The year-over-year increase is primarily attributable to substantial completion of the build-out of our infrastructure across Canada over the past year, the growth in our business over the past year with the acquisitions of C3, BioSteel and This Works, and our investment in our infrastructure in Europe and the United States.

Share-based compensation expense

Share-based compensation expense in the six months ended September 30, 2020 was $48.5 million, as compared to $160.8 million in the six months ended September 30, 2019. The year-over-year decrease is primarily attributable to:

•

The significant number of stock options that were granted in previous years at relatively higher exercise prices, which impacted share-based compensation expense more significantly in previous periods. We granted 22.1 million stock options in fiscal 2019 at a weighted average price of $51.49 per option, as compared to 9.5 million options in fiscal 2020 at a weighted average price of $33.87. The year-over-year decrease in the number of stock option grants was due to the modification of our share-based compensation program in the first half of fiscal 2020, and only 295,451 options were granted in the first quarter of fiscal 2021; and

•

The forfeiture or cancellation of 5.9 million stock options in fiscal 2020 and another 5.5 million stock options in the six months ended September 30, 2020 resulting primarily from restructuring actions commenced in the fourth quarter of fiscal 2020. These forfeitures and cancellations also resulted in a year-over-year reduction in share-based compensation expense.

Share-based compensation expense related to acquisition milestones in the six months ended September 30, 2020 was $4.2 million, as compared to $19.4 million in the six months ended September 30, 2019. The year-over-year decrease is primarily related to (i) the restructuring of our operations in Colombia in the fourth quarter of fiscal 2020, which resulted in the acceleration of share-based compensation expense related to the unvested milestones associated with the acquisitions of Spectrum Colombia and Canindica (as a result, there is no remaining share-based compensation expense to be recognized in association with the Spectrum Colombia acquisition and only a minimal amount was recognized in connection with the Canindica acquisition in the current period); and (ii) the achievement, in earlier quarters, of major milestones associated with the acquisitions of Spectrum Colombia, Canindica, and Spectrum Denmark, which had resulted in the recognition of share-based compensation expense at that time.

Expected credit losses on financial assets and related charges

In the six months ended September 30, 2020, we recorded expected credit losses on financial assets and related charges in the amount of $94.7 million, as discussed in “Recent Developments” above.

Asset impairment and restructuring costs

Asset impairment and restructuring costs recorded in operating expenses in the six months ended September 30, 2020 were $59.2 million. In the first quarter of fiscal 2021, we completed certain of the restructuring actions that had commenced in the previous fiscal year, and recorded final adjustments related to changes in certain estimates recorded at March 31, 2020. In addition, we incurred additional costs in the first quarter of fiscal 2021 related primarily to the rationalization of our marketing organization in April 2020. In the second quarter of fiscal 2021, we recorded (i) adjustments related to changes in the estimated fair value of certain of our Canadian production facilities from March 31, 2020; and (ii) charges related to rationalizing certain research and development activities. As a result, in the six months ended September 30, 2020, we recognized asset impairment and restructuring costs of $59.2 million in relation to (i) changes in the estimated fair value of certain of our Canadian production facilities, and costs associated with their closure; (ii) completing the exit of our operations in South Africa and Lesotho; (iii) employee-related costs associated with rationalizing certain marketing activities; and (iv) charges related to rationalizing certain research and development activities.

Other

	Six months ended September 30,
(in thousands of Canadian dollars)	2020	2019	$ Change	% Change
Loss from equity method investments	$(40,180)	$(4,004)	$(36,176)	(903%)
Other income (expense), net	269,461	542,661	(273,200)	(50%)
Income tax recovery (expense)	2,486	(4,500)	6,986	155%

Loss from equity method investments

The loss from equity method investments in the six months ended September 30, 2020 was $40.2 million, as compared to $4.0 million in the six months ended September 30, 2019. The year-over-year increase in the loss is primarily attributable to impairment charges of $32.4 million recognized in the second quarter of fiscal 2021 relating to our equity method investment in PharmHouse, as discussed in “Recent Developments” above.

Other income (expense), net

Other income (expense), net in the six months ended September 30, 2020 was $269.5 million, as compared to $542.7 million in the six months ended September 30, 2019. The year-over-year decrease of $273.2 million is primarily attributable to:

•

A decrease in in non-cash income of $566.2 million related to fair value changes on the warrant derivative liability associated with the Tranche B Warrants held by CBI. The decrease of $100.5 million in the fair value of the warrant derivative liability (resulting in non-cash income) in the six months ended September 30, 2020 is primarily attributable to changes during the period in certain of the assumptions used to value the liability, most notably the decrease in the risk-free interest rate and a slight decrease in the price of our common shares, and the shorter time to maturity of the warrants. Comparatively, the decrease of $666.7 million in the fair value of the warrant derivative liability during the six months ended September 30, 2019 was primarily attributable to a decline of approximately 43% in our share price from the time the terms of the Tranche B Warrants were amended in late June 2019 to September 30, 2019.

•

Change of $228.1 million, from an income amount of $195.8 million in the six months ended September 30, 2019 to an expense amount of $32.3 million in the six months ended September 30, 2020, related to the non-cash fair value changes on our senior convertible notes. The year-over-year change is primarily due to the larger decline in our share price in the six months ended September 30, 2019 (47%) relative to the decline in the six months ended September 30, 2020 (1%).

•

A decrease in interest income of $27.4 million, primarily attributable to the year-over-year decrease in our cash and cash equivalents and short-term investments balances and lower interest rates relative to the prior year.

•

Changes of $288.3 million related the fair value changes on the liability arising from the Acreage Arrangement, from an expense amount of $235.2 million in the six months ended September 30, 2019 to an income amount of $53.2 million in the six months ended September 30, 2020. The current period income amount, associated with a decrease in the liability arising from the Acreage Arrangement, is primarily attributable to the implementation of the Amended Arrangement with Acreage, as described above in “Recent Developments”. Specifically, the Amended Arrangement included a reset of the exchange ratio and resulted in other changes to potential scenarios and outcomes associated with our arrangement with Acreage that had been considered in prior valuation models, and had resulted in higher liability balances at those times. Comparatively, the expense amount of $235.2 million in the six months ended September 30, 2019 was primarily attributable to overall declines in both Canopy Growth’s and Acreage’s share prices, as well as share prices across multi-state cannabis operators in the United States.

•

Change of $214.7 million related to non-cash fair value changes on our other financial assets, from an expense amount of $110.8 million in the six months ended September 30, 2019 to an income amount of $103.9 million in the six months ended September 30, 2020. The current period changes are primarily attributable to fair value increases relating to our investments in the TerrAscend exchangeable shares ($67.0 million), and the TerrAscend Canada secured debenture and the TerrAscend warrants ($77.2 million), driven largely by an increase of approximately 136% in TerrAscend’s share price from April 1, 2020 to September 30, 2020. Comparatively, in the six months ended September 30, 2019, the expense amount was primarily driven by decreases of $60.0 million and $33.0 million in the fair value of our exchangeable shares in TerrAscend and warrants in the capital of SLANG Worldwide Inc., respectively. Partially offsetting these year-over-year fair value increases was a fair value decrease of $23.3 million representing the difference between the loan advanced to Acreage Hempco and the debenture’s estimated fair value measured using a discounted cash flow model.

•

Change of $44.5 million related to non-cash fair value changes on acquisition related contingent consideration, from an expense amount in the six months ended September 30, 2019 to an income amount in the six months ended September 30, 2020. In fiscal 2019 we acquired ebbu Inc. (“ebbu”), and the consideration paid included contingent consideration related to the achievement, by ebbu, of certain scientific related milestones. The year-over-year change in the fair value of the acquisition related contingent consideration is primarily attributable to changes in our assessment of the probability and timing of ebbu achieving certain of these milestones.

Income tax recovery (expense)

Income tax recovery in the six months ended September 30, 2020 was $2.5 million, compared to income tax expense of $4.5 million in the six months ended September 30, 2019. In the six months ended September 30, 2020, the income tax recovery consisted of a deferred income tax recovery of $3.2 million (compared to a recovery of $3.6 million in the six months ended September 30, 2019) and current income tax expense of $0.7 million (compared to an expense of $8.1 million in the six months ended September 30, 2019).

The decrease of $0.4 million in the deferred income tax recovery is primarily a result of (i) recording a reduction in deferred tax liabilities that arose in connection with the required revaluation of the accounting carrying value, but not the tax basis, of property, plant and equipment, intangible assets, and other financial assets; and (ii) the recognition of losses carried forward net of the use of losses carried forward from prior years for which a deferred tax asset had been recorded. In connection with certain deferred tax assets, mainly in respect of losses for tax purposes, where the accounting criteria for recognition of an asset has yet to be satisfied and it is not probable that they will be used, the deferred tax asset has not been recognized.

The decrease of $7.4 million in the current income tax expense arose primarily in connection with acquired legal entities that generated income for tax purposes during prior periods that could not be reduced by the group’s tax attributes but whose current period income will now be reduced by the group’s tax attributes.

Net (Loss) Income

Net loss in the six months ended September 30, 2020 was $224.9 million, as compared to net income of $48.6 million in the six months ended September 30, 2019. The change from net income to net loss is primarily attributable to the year-over-year decrease in other income (expense), net, and the other variances described above.

Segmented Analysis

In the six months ended September 30, 2020 and 2019, all of our revenue was earned by the Cannabis, Hemp and Other Consumer Products segment. Canopy Rivers contributed a net loss of $97.1 million in the six months ended September 30, 2020, of which $26.1 million was attributable to Canopy Growth. In the six months ended September 30, 2019, Canopy Rivers contributed a net loss of $6.0 million, of which $1.6 million was attributable to Canopy Growth. The increase in the net loss reflects the impairment losses and expected credit losses related to the PharmHouse equity method investment and associated financial assets, as described under “Recent Developments” above.

Adjusted EBITDA (Non-GAAP Measure)

The following table presents Adjusted EBITDA for the six months ended September 30, 2020 and 2019:

	Six months ended September 30,
(in thousands of Canadian dollars)	2020	2019	$ Change	% Change
Net (loss) income	$(224,874)	$48,599	$(273,473)	(563%)
Income tax (recovery) expense	(2,486)	4,500	(6,986)	(155%)
Other (income) expense, net	(269,461)	(542,661)	273,200	50%
Loss on equity method investments	40,180	4,004	36,176	903%
Share-based compensation[1]	52,669	180,243	(127,574)	(71%)
Acquisition-related costs	4,866	15,744	(10,878)	(69%)
Depreciation and amortization[1]	65,805	45,768	20,037	44%
Asset impairment and restructuring costs	59,157	-	59,157	-
Expected credit losses on financial assets and related charges	94,745	-	94,745	-
Charges related to the flow-through of inventory step-up on business combinations	1,494	-	1,494	-
Adjusted EBITDA[2]	$(177,905)	$(243,803)	$65,898	27%

[1] From Condensed Interim Consolidated Statements of Cash Flows.

[2]Adjusted EBITDA is a non-GAAP measure and is calculated as the reported net (loss) income, adjusted to exclude income tax (expense) recovery; other income (expense), net; loss on equity method investments; share-based compensation expense; depreciation and amortization expense; asset impairment and restructuring costs; expected credit losses on financial assets and related charges; and charges related to the flow-through of inventory step-up on business combinations, and further adjusted to remove acquisition-related costs.

The Adjusted EBITDA loss in the six months ended September 30, 2020 was $177.9 million, as compared to the Adjusted EBITDA loss of $243.8 million in the six months ended September 30, 2019. The year-over-year decrease in the Adjusted EBITDA loss is primarily attributable to the improvement in our gross margin, and a year-over-year reduction in our selling, general and administrative expenses.

Part 3 – Financial Liquidity and Capital Resources

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. As of September 30, 2020, we had cash and cash equivalents of $673.3 million and short-term investments of $1.0 billion, which are predominantly invested in liquid securities issued by the United States and Canadian governments. Additionally, we have capacity of $34.7 million under our $40.0 million revolving debt facility with Farm Credit Canada (“FCC”). In evaluating our capital requirements, including the impact, if any, on our business from the COVID-19 pandemic, and our ability to fund the execution of our strategy, we believe we have adequate available liquidity to enable us to meet our working capital and other operating requirements, fund growth initiatives and capital expenditures, settle our liabilities, and repay scheduled principal and interest payments on debt for at least the next twelve months.

Our objective is to generate sufficient cash to fund our operating requirements and expansion plans. To date, we have incurred net losses on a U.S. GAAP basis and Adjusted EBITDA losses, and our cash and cash equivalents have decreased $629.9 million from March 31, 2020 (and, together with short-term investments, decreased $254.3 million from March 31, 2020), as discussed in the “Cash Flows” section below. However, management anticipates the success and eventual profitability of the business. We have also ensured that we have access to public capital markets through our U.S. and Canadian public stock exchange listings. However, there can be no assurance that we will gain adequate market acceptance for our products or be able to generate sufficient positive cash flow to achieve our business plans. In the six months ended September 30, 2020, our purchases of and deposits on property, plant and equipment totaled $90.2 million, which were funded out of available cash, cash equivalents and short-term investments. Included in our purchase obligations for fiscal 2021, as reflected under the heading “Contractual Obligations and Commitments” in the MD&A section of our Annual Report, are commitments for the purchase of property, plant and equipment totaling $73.2 million in fiscal 2021. We expect to continue funding these purchases with our available cash, cash equivalents and short-term investments. Therefore, we are subject to risks including, but not limited to, our inability to raise additional funds through debt and/or equity financing to support our continued development, including capital expenditure requirements, operating requirements and to meet our liabilities and commitments as they come due.

Cash Flows

	Six months ended September 30,
(in thousands of Canadian dollars)	2020	2019
Net cash (used in) provided by:
Operating activities	$(280,295)	$(372,085)
Investing activities	(568,130)	(935,468)
Financing activities	250,805	(62,508)
Effect of exchange rate changes on cash and cash equivalents	(32,269)	(8,305)
Net decrease in cash and cash equivalents	(629,889)	(1,378,366)
Cash and cash equivalents, beginning of year	1,303,176	2,480,830
Cash and cash equivalents, end of period	$673,287	$1,102,464

Operating activities

Cash used in operating activities in the six months ended September 30, 2020 totaled $280.3 million, as compared to cash used of $372.1 million in the six months ended September 30, 2019. The year-over-year decrease in the cash used in operating activities was primarily due to the year-over-year reduction in our working capital spending on inventory primarily attributable to the lower production output in the six months ended September 30, 2020, as described in the “Cost of Goods Sold and Gross Margin” section above. This factor was partially offset by the change from net income in the second quarter of fiscal 2020 to a net loss in the second quarter of fiscal 2021 and an overall decrease in the non-cash income and expense items impacting net (loss) income.

Investing activities

The cash used in investing activities totaled $568.1 million in the six months ended September 30, 2020, as compared to cash used of $935.5 million in the six months ended September 30, 2019. In the six months ended September 30, 2020, we invested $90.2 million, primarily in our production infrastructure in the United States, an expansion of our Storz & Bickel facilities, and our indoor facility in Newfoundland. Comparatively, in the six months ended September 30, 2019, we invested $440.2 million in expanding our growing capacity, and the construction of advanced manufacturing capability and a bottling plant at our Smiths Falls location. The year-over-year decrease in our purchases of property, plant and equipment reflects the substantial completion of our cultivation and

Cannabis 2.0 infrastructure build-out, and the shift in strategy to an asset-light model in certain markets and sustaining and process improvement investments.

In the six months ended September 30, 2020, we did not complete any acquisitions, whereas in the six months ended September 30, 2019, cash outflows related to acquisitions totaled $416.0, with the most notable outflows relating to our acquisitions of C3 and This Works. We completed strategic investments totaling $124.4 million in the six months ended September 30, 2020, including the payment of $49.8 million to Acreage shareholders upon implementation of the Amended Arrangement, and the loan advance of $67.0 million to Acreage Hempco. This compares to strategic investments totaling $431.6 million in the six months ended September 30, 2019, which most notably included the $395.2 million investment in the Acreage financial instrument. Finally, in the six months ended September 30, 2020, we made payments totaling $6.4 million for acquisition-related liabilities, as compared to $21.4 million in the six months ended September 30, 2019 as we continue to draw-down on the amounts owing in relation to acquisitions completed in prior years.

Additional cash inflows during the six months ended September 30, 2020 related to proceeds of $18.3 million from the sale of a portfolio of patents in Germany, and $10.0 million related to a recovery of amounts related to construction financing.

Partially offsetting these decreases in cash outflows was the net purchase of short-term investments in the six months ended September 30, 2020 in the amount of $367.8 million, as compared to the net redemption of short-term investments of $388.0 million in the six months ended September 30, 2019. The year-over-year change reflects our investment of the proceeds from CBI exercising their warrants during the quarter (see below) in relatively safe, liquid investments. Comparatively, in the first quarter of fiscal 2020 we redeemed short-term investments for use for the purposes described above.

Financing activities

The cash provided by financing activities totaled $250.8 million in the six months ended September 30, 2020, as compared to cash used of $62.5 million in the six months ended September 30, 2019. In the six months ended September 30, 2020, we received proceeds of $245.0 million in relation to CBI exercising 18.9 million warrants to purchase our common shares. Comparatively, in the six months ended September 30, 2019, we repaid the Alberta Treasury Board financing in the amount of $95.2 million and made other scheduled debt repayments.

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

	Three months ended September 30,		Six months ended September 30,
(in thousands of Canadian dollars)	2020	2019	2020	2019
Net cash used in operating activities	$(161,749)	$(213,795)	$(280,295)	$(372,085)
Purchases of and deposits on property, plant and equipment	(28,648)	(228,326)	(90,195)	(440,150)
Free cash flow[1]	$(190,397)	$(442,121)	$(370,490)	$(812,235)

[1]Free cash flow is a non-GAAP measure, and is calculated as net cash provided by (used in) operating activities, less purchases of and deposits on property, plant and equipment.

Free cash flow in the second quarter of fiscal 2021 was an outflow of $190.4 million, as compared to an outflow of $442.1 million in the second quarter of fiscal 2020. The year-over-year decrease in the outflow reflects the decrease in the cash used for operating activities, as described above, and the substantial completion of our cultivation and Cannabis 2.0 infrastructure build-out over the past year and the shift in strategy to an asset-light model in certain markets.

Free cash flow in the six months ended September 30, 2020 was an outflow of $370.5 million, as compared to an outflow of $812.2 million in the six months ended September 30, 2019. The year-over-year decrease in the outflow reflects the decrease in the cash used for operating activities, as described above, and the substantial completion of our infrastructure build-out and shift to a sustaining and process improvement investment strategy.

Debt

Since our formation, we have financed our cash requirements primarily through the issuance of capital stock, including the $5.1 billion investment by CBI in the third quarter of fiscal 2019, and debt. Total debt outstanding as of September 30, 2020 was $533.7 million, as compared to $465.4 million as of March 31, 2020. The total principal amount owing, which excludes fair value adjustments related to our convertible senior notes, was $611.5 million at September 30, 2020, relatively consistent with the principal amount owing of $615.2 million at March 31, 2020.

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

Other

On August 13, 2019, we entered into a $40.0 million revolving debt facility with FCC. This facility replaced all previous loans with FCC and is secured by our property on Niagara-on-the-Lake, Ontario. The outstanding balance at September 30, 2020 is $5.3 million, and the facility bears interest of 3.45%, or the FCC prime rate plus 1.0%, and matures on September 3, 2024. The outstanding balance plus accrued interest was repaid in October 2020.

The revolving debt facility agreement with FCC includes affirmative, negative and financial covenants. As of September 30, 2020, we are in compliance with all covenants in the revolving debt facility agreement.

Further information regarding our debt issuances, including the conversion rights of the senior convertible notes, is included in Note 16 of the Interim Financial Statements.

Contractual Obligations and Commitments

Except for the PharmHouse Financial Guarantee, as described in “Recent Developments” above, there have been no material changes to our contractual obligations and commitments from the information provided in the MD&A section in our Annual Report.

Off-Balance Sheet Arrangements

Except for the PharmHouse Financial Guarantee, as described in “Recent Developments” above, we have no off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

A hypothetical 10% change in the U.S. dollar against the Canadian dollar compared to the exchange rate at September 30, 2020, would affect the carrying value of net assets by approximately $102.5 million, with a corresponding impact to the foreign currency translation account within accumulated other comprehensive income (loss). A hypothetical 10% change in the euro against the Canadian dollar compared to the exchange rate at September 30, 2020, would affect the carrying value of net assets by approximately $18.0 million, with a corresponding impact to the foreign currency translation account within accumulated other comprehensive income (loss).

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

Interest rate risk

Our cash equivalents and short-term investments are held in both fixed-rate and adjustable-rate securities. Investments in fixed-rate instruments carry a degree of interest rate risk. The fair value of fixed-rate securities may be adversely impacted due to a rise in interest rates. Additionally, a falling-rate environment creates reinvestment risk because as securities mature, the proceeds are reinvested at a lower rate, generating less interest income. As at September 30, 2020, our cash and cash equivalents, and short-term investments, consisted of $1.3 billion, consistent with $1.3 billion at March 31, 2020, in interest rate sensitive instruments.

Our financial liabilities consist of long-term fixed rate debt and floating-rate debt. Fluctuations in interest rates could impact our cash flows, primarily with respect to the interest payable on floating-rate debt.

	Aggregate Notional Value		Fair Value		Decrease in Fair Value - Hypothetical 1% Rate Increase
	September 30, 2020	March 31, 2020	September 30, 2020	March 31, 2020	September 30, 2020	March 31, 2020
Convertible senior note	$600,000	$600,000	$522,204	$450,204	$(12,330)	$(11,490)
Fixed interest rate debt	4,661	5,255	N/A	N/A	N/A	N/A
Variable interest rate debt	6,831	9,956	N/A	N/A	N/A	N/A

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

Information regarding the fair value of financial instrument assets and liabilities that are measured at fair value on a recurring basis, and the relationship between the unobservable inputs used in the valuation of these financial assets and their fair value is presented in Note 23 of the Interim Financial Statements.

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

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On July 22, 2020, the Company was served with a statement of claim in which it was named, together with several other Canadian licensed cannabis producers, as a defendant in a proposed class action proceeding filed in Calgary, Alberta, Canada. The plaintiffs allege that the defendants, including the Company, marketed and sold medicinal and recreational cannabis products with an advertised content of THC and CBD that was inaccurate and that the amount of the difference between the actual amount of THC and/or CBD in the medicinal and recreational cannabis products and the amounts of THC and/or CBD listed on the label was outside the permissible variability limits. The proposed class has not yet been certified. The Company is currently evaluating the merits of the claim and has not yet been required to respond.

The Company has been named as a defendant, together with all of PharmHouse, Canopy Rivers, TerrAscend Corp. and TerrAscend Canada Inc., in an action commenced in the Ontario Superior Court of Justice sitting at Windsor on August 31, 2020 by the PharmHouse JV Partner.  The claim seeks, amongst other things, damages in the amount of $500,000,000 for bad faith, fraud, civil conspiracy, breach of the duty of honesty and good faith in contractual relations and breach of fiduciary duty.  Canopy Growth is party to an offtake agreement with PharmHouse.  The statement of claim was never served on the Company.  The action was stayed by a court order made September 15, 2020, by the Ontario Superior Court at Toronto (Commercial List) (the “Court”) on application made by PharmHouse pursuant to the Companies’ Creditors Arrangement Act.  On October 30, 2020, the Courts made a further endorsement directing that the PharmHouse JV Partner will discontinue the aforementioned claim against all defendants, entirely without prejudice in all respects to the PharmHouse JV Partner’s rights to recommence the claim against all defendants other than PharmHouse. The PharmHouse JV Partner may not recommence the claim until at least January 1, 2021.

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

3.2	Bylaws of Canopy Growth Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on November 9, 2020).

10.1#

Second Amendment to the Arrangement Agreement, dated as of September 23, 2020, by and between Canopy Growth Corporation and Acreage Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 23, 2020).

10.2#

Debenture, dated as of September 23, 2020, issued by Universal Hemp, LLC to 11065220 Canada Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 23, 2020.

10.3*+	Canopy Growth Corporation Amended and Restated Omnibus Incentive Plan.

10.4*+	Canopy Growth Corporation Employee Stock Purchase Plan

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

#	Portions of this exhibit are redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
+	This document has been identified as a management contract or compensatory plan or arrangement.

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

CANOPY GROWTH CORPORATION

Date: November 9, 2020	By:	/s/ David Klein
David Klein
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2020	By:	/s/ Michael Lee
Michael Lee
Chief Financial Officer (Principal Financial Officer)