Form 10-Q
period 2020-12-31
Canopy Growth Corp
filed 2021-02-09
CIK 1737927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission File Number: 001-38496

Canopy Growth Corporation

(Exact name of registrant as specified in its charter)

Canada	N/A
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 Hershey Drive Smith Falls, Ontario	K7A 0A8
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (855) 558-9333

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, no par value	CGC	NASDAQ Global Select Market

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

As of February 8, 2021, there were 376,840,247 common shares of the registrant issued and outstanding.

Unless otherwise noted or the context indicates otherwise, references in this Quarterly Report on Form 10-Q (“Quarterly Report”) to the “Corporation”, “Canopy Growth”, “we”, “us” and “our” refer to Canopy Growth Corporation, its direct and indirect wholly-owned subsidiaries and, if applicable, its joint ventures and investments accounted for by the equity method; the term “cannabis” means the plant of any species or subspecies of genus Cannabis and any part of that plant, including all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers; and the term “U.S. hemp” has the meaning given to the term “hemp” in the U.S. Agricultural Improvement Act of 2018, including hemp-derived cannabidiol (“CBD”).

This Quarterly Report contains references to our trademarks and trade names and to trademarks and trade names belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Quarterly Report may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trademarks or trade names to imply a relationship with, or endorsement or sponsorship of us or our business by, any other companies.

All currency amounts in this Quarterly Report are stated in Canadian dollars, which is our reporting currency, unless otherwise noted. All references to “dollars” or “CDN$” are to Canadian dollars and all references to “US$” are to U.S. dollars.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(in thousands of Canadian dollars, except number of shares and per share data, unaudited)

	December 31, 2020	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$824,960	$1,303,176
Short-term investments	768,564	673,323
Restricted short-term investments	11,426	21,539
Amounts receivable, net	93,673	90,155
Inventory	394,023	391,086
Prepaid expenses and other assets	78,979	85,094
Total current assets	2,171,625	2,564,373
Equity method investments	16,992	65,843
Other financial assets	682,595	249,253
Property, plant and equipment	1,148,338	1,524,803
Intangible assets	366,375	476,366
Goodwill	1,917,900	1,954,471
Other assets	5,357	22,636
Total assets	$6,309,182	$6,857,745

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$86,463	$123,393
Other accrued expenses and liabilities	88,419	64,994
Current portion of long-term debt	13,031	16,393
Other liabilities	160,306	215,809
Total current liabilities	348,219	420,589
Long-term debt	619,165	449,022
Deferred income tax liabilities	23,251	47,113
Liability arising from Acreage Arrangement	450,000	250,000
Warrant derivative liability	415,946	322,491
Other liabilities	157,079	190,660
Total liabilities	2,013,660	1,679,875
Commitments and contingencies
Redeemable noncontrolling interest	111,100	69,750
Canopy Growth Corporation shareholders' equity:
Common shares - $nil par value; Authorized - unlimited number of shares; Issued - 373,803,786 shares and 350,112,927 shares, respectively	6,787,725	6,373,544
Additional paid-in capital	2,509,678	2,615,155
Accumulated other comprehensive income	27,407	220,899
Deficit	(5,368,178)	(4,323,236)
Total Canopy Growth Corporation shareholders' equity	3,956,632	4,886,362
Noncontrolling interests	227,790	221,758
Total shareholders' equity	4,184,422	5,108,120
Total liabilities and shareholders' equity	$6,309,182	$6,857,745

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in thousands of Canadian dollars, except number of shares and per share data, unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019
Revenue	$169,907	$135,546	$439,823	$324,558
Excise taxes	17,379	11,782	41,613	33,699
Net revenue	152,528	123,764	398,210	290,859
Cost of goods sold	127,943	85,556	341,050	230,718
Gross margin	24,585	38,208	57,160	60,141
Operating expenses
Selling, general and administrative expenses	144,078	168,910	426,723	496,158
Share-based compensation	19,963	61,679	72,632	241,922
Expected credit losses on financial assets and related charges	13,735	-	108,480	-
Asset impairment and restructuring costs	400,422	-	459,579	-
Total operating expenses	578,198	230,589	1,067,414	738,080
Operating loss	(553,613)	(192,381)	(1,010,254)	(677,939)
Loss from equity method investments	(671)	(2,664)	(40,851)	(6,668)
Other income (expense), net	(290,567)	57,963	(21,106)	600,624
Loss before income taxes	(844,851)	(137,082)	(1,072,211)	(83,983)
Income tax recovery	15,600	27,448	18,086	22,948
Net loss	(829,251)	(109,634)	(1,054,125)	(61,035)
Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interest	75,129	(18,280)	(9,183)	(42,730)
Net loss attributable to Canopy Growth Corporation	$(904,380)	$(91,354)	$(1,044,942)	$(18,305)

Basic and diluted loss per share	$(2.43)	$(0.26)	$(2.83)	$(0.05)
Basic and diluted weighted average common shares outstanding	372,908,767	348,530,622	369,418,037	346,877,660

Comprehensive (loss) income:
Net loss	$(829,251)	$(109,634)	$(1,054,125)	$(61,035)
Other comprehensive (loss) income, net of income tax effect
Fair value changes of own credit risk of financial liabilities	(30,090)	32,830	(82,560)	69,490
Foreign currency translation	(45,809)	1,122	(110,932)	(50,995)
Total other comprehensive (loss) income, net of income tax effect	(75,899)	33,952	(193,492)	18,495
Comprehensive loss	(905,150)	(75,682)	(1,247,617)	(42,540)
Comprehensive income (loss) attributable to noncontrolling interests and redeemable noncontrolling interest	75,129	(18,280)	(9,183)	(42,730)
Comprehensive (loss) income attributable to Canopy Growth Corporation	$(980,279)	$(57,402)	$(1,238,434)	$190

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of Canadian dollars, unaudited)

		Additional paid-in capital				Accumulated
	Common shares	Share-based reserve	Warrants	Ownership changes	Redeemable noncontrolling interest	other comprehensive income (loss)	Deficit	Noncontrolling interests	Total
Balance at March 31, 2020	$6,373,544	$517,741	$2,638,951	$(501,403)	$(40,134)	$220,899	$(4,323,236)	$221,758	$5,108,120
Other issuances of common shares and warrants	35,666	(27,721)	-	-	-	-	-	-	7,945
Exercise of warrants	315,256	-	(70,266)	-	-	-	-	-	244,990
Exercise of Omnibus Plan stock options	61,167	(23,168)	-	-	-	-	-	-	37,999
Share-based compensation	-	69,243	-	-	-	-	-	-	69,243
Issuance and vesting of restricted share units	2,092	(2,092)	-	-	-	-	-	-	-
Changes in redeemable noncontrolling interest	-	-	-	-	(51,230)	-	-	9,880	(41,350)
Ownership changes relating to noncontrolling interests	-	-	-	(243)	-	-	-	5,335	5,092
Comprehensive loss	-	-	-	-	-	(193,492)	(1,044,942)	(9,183)	(1,247,617)
Balance at December 31, 2020	$6,787,725	$534,003	$2,568,685	$(501,646)	$(91,364)	$27,407	$(5,368,178)	$227,790	$4,184,422

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of Canadian dollars, unaudited)

		Additional paid-in capital				Accumulated
	Common shares	Share-based reserve	Warrants	Ownership changes	Redeemable noncontrolling interest	other comprehensive income (loss)	Deficit	Noncontrolling interests	Total
Balance at March 31, 2019	$6,029,222	$505,172	$1,589,925	$(500,963)	$(2,110)	$(5,905)	$(835,118)	$285,485	$7,065,708
Other issuances of common shares and warrants	266,462	(266,711)	359	-	-	-	-	-	110
Exercise of warrants	932	-	(486)	-	-	-	-	-	446
Exercise of Omnibus Plan stock options	64,342	(25,193)	-	-	-	-	-	-	39,149
Share-based compensation	-	235,493	-	-	-	-	-	-	235,493
Issuance of replacement equity instruments	-	1,885	-	-	-	-	-	-	1,885
Issuance and vesting of restricted share units	1,289	(1,289)	-	-	-	-	-	-	-
Acreage warrant modification	-	-	1,049,153	-	-	-	(2,166,792)	-	(1,117,639)
Changes in redeemable noncontrolling interest	-	-	-	-	(8,924)	-	-	(3,543)	(12,467)
Ownership changes relating to noncontrolling interests	-	-	-	(156)	-	-	-	7,647	7,491
Comprehensive (loss) income	-	-	-	-	-	18,495	(18,305)	(42,730)	(42,540)
Balance at December 31, 2019	$6,362,247	$449,357	$2,638,951	$(501,119)	$(11,034)	$12,590	$(3,020,215)	$246,859	$6,177,636

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of Canadian dollars, unaudited)

	Nine months ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,054,125)	$(61,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	54,625	49,582
Amortization of intangible assets	43,565	26,650
Share of loss on equity method investments	40,851	6,668
Share-based compensation	72,632	241,922
Asset impairment and restructuring costs	459,579	-
Expected credit losses on financial assets and related charges	108,480	-
Income tax recovery	(18,086)	(22,948)
Non-cash foreign currency	(11,046)	(3,945)
Interest paid	(12,886)	(13,738)
Change in operating assets and liabilities, net of effects from purchases of businesses:
Amounts receivable	(12,507)	13,749
Prepaid expenses and other assets	(4,353)	(6,214)
Inventory	(28,520)	(240,555)
Accounts payable and accrued liabilities	(8,243)	(11,559)
Other, including non-cash fair value adjustments	2,135	(540,573)
Net cash used in operating activities	(367,899)	(561,996)
Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(137,977)	(610,858)
Purchases of intangible assets	(7,238)	(13,724)
Proceeds on sale of property, plant and equipment	30,921	-
Proceeds on sale of intangible assets	18,337	-
(Purchases) redemption of short-term investments	(83,612)	1,324,682
Sale of (investments in) equity method investments	7,000	(4,719)
Investments in other financial assets	(34,236)	(46,647)
Investment in Acreage Arrangement	(49,849)	(395,190)
Loan advanced to Acreage Hempco	(66,995)	-
Recovery of amounts related to construction financing	10,000	-
Payment of acquisition related liabilities	(15,144)	(29,837)
Net cash outflow on acquisition of noncontrolling interests	(125)	-
Net cash outflow on acquisition of subsidiaries	-	(505,156)
Net cash used in investing activities	(328,918)	(281,449)
Cash flows from financing activities:
Payment of share issue costs	(670)	(245)
Proceeds from issuance of shares by Canopy Rivers	92	1,062
Proceeds from exercise of stock options	37,999	39,149
Proceeds from exercise of warrants	244,990	446
Issuance of long-term debt	-	10,268
Repayment of long-term debt	(13,271)	(122,036)
Net cash provided by (used in) financing activities	269,140	(71,356)
Effect of exchange rate changes on cash and cash equivalents	(50,539)	(4,365)
Net decrease in cash and cash equivalents	(478,216)	(919,166)
Cash and cash equivalents, beginning of period	1,303,176	2,480,830
Cash and cash equivalents, end of period	$824,960	$1,561,664

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of Canadian dollars, unaudited)

	Nine months ended December 31,
	2020	2019
Supplemental disclosure of cash flow information
Cash received during the period:
Income taxes	$4,176	$-
Cash paid during the period:
Income taxes	$20,376	$3,220
Noncash investing and financing activities
Additions to property, plant and equipment	$16,220	$66,402

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

The principal activities of the Company are the production, distribution and sale of cannabis as regulated by the Access to Cannabis for Medical Purposes Regulations (“ACMPR”) in Canada, up to and including October 16, 2018. On October 17, 2018, the ACMPR was superseded by the Cannabis Act which regulates the production, distribution, and possession of cannabis for both medical and adult recreational access in Canada. The Company has also expanded to jurisdictions outside of Canada where cannabis and/or hemp is federally lawful and regulated. The Company and its subsidiaries currently operate in the United States, Europe, Latin America, the Caribbean, and Asia/Pacific. Through its partially owned subsidiary Canopy Rivers Inc. (“Canopy Rivers”), the Company also provides growth capital and a strategic support platform that pursues investment opportunities in the global cannabis sector, where federally lawful. Refer to Note 19 for a description of the plan of arrangement with Canopy Rivers.

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

Equity method investments

Investments accounted for using the equity method include those investments where the Company (i) can exercise significant influence over the other entity; and (ii) holds common stock and/or in-substance common stock of the other entity. Under the equity method, investments are carried at cost, and subsequently adjusted for the Company’s share of net income (loss), comprehensive income (loss) and distributions received from the investee. If the current fair value of an investment falls below its carrying amount, this may indicate that an impairment loss should be recorded. Any impairment losses recognized are not reversed in subsequent periods. Refer to Note 10 for additional information on the Company’s investments accounted for using the equity method.

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

New accounting policies

Recently Adopted Accounting Pronouncements

Measurement of Credit Losses on Financial Instruments

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Adoption of ASU 2016-13 will require financial institutions and other organizations to use forward-looking information to better formulate their credit loss estimates. Canopy Growth adopted ASU 2016-13 as of April 1, 2020. There was no impact of adopting ASU 2016-13 on the condensed interim consolidated financial statements.

Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820) (“ASU 2018-13”). ASU 2018-13 adds, modifies, and removes certain fair value measurement disclosure requirements. Canopy Growth adopted ASU 2018-13 as of April 1, 2020. There was no impact of adopting ASU 2018-13 on the condensed interim consolidated financial statements.

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

Convertible Instruments and Contracts in an Entity’s Own Equity

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40):Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. In addition, ASU 2020-06 enhances information transparency by making targeted improvements to the disclosures for convertible instruments and earnings-per-share (EPS) guidance, and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted after December 15, 2020. The Company is evaluating the impact on the consolidated financial statements and expects to implement the provisions of ASU 2020-06 effective April 1, 2022.

3.  ASSET IMPAIRMENT AND RESTRUCTURING COSTS

In the three months ended June 30, 2020, the Company completed certain of the restructuring actions that had commenced in the year ended March 31, 2020, including completing the exit of the Company’s operations in South Africa and Lesotho, and recorded final adjustments related to changes in certain estimates recorded at March 31, 2020. In addition, the Company incurred additional costs in the three months ended June 30, 2020 related primarily to the rationalization of its marketing organization in April 2020. In the three months ended September 30, 2020, the Company recorded (i) adjustments related to changes in the estimated fair value of certain of its Canadian production facilities from March 31, 2020, and (ii) charges related to rationalizing certain research and development activities.

In December 2020, as the partial outcome of an ongoing end-to-end strategic review of its operations, the Company announced a series of Canadian operational changes designed to streamline its operations and further improve its gross margins. The Company has ceased operations at its sites in St. John’s, Newfoundland and Labrador; Fredericton, New Brunswick; Edmonton, Alberta; Bowmanville, Ontario; as well as its outdoor cannabis grow operations in Saskatchewan. As a result of these restructuring actions, the Company eliminated approximately 220 full-time positions, and abandoned or impaired certain of its production facilities and intangible assets in the three months ended December 31, 2020. A loss totaling $352,634 was recognized in the three months ended December 31, 2020 representing the difference between the net book value of the long-lived assets and their estimated salvage value or fair value. Of this loss, $298,209 related to property, plant and equipment and $54,425 related to facility licenses and other intangible assets. The losses related to property, plant and equipment were primarily attributable to buildings and greenhouses, production and warehouse equipment, and right-of-use assets. Additionally, the Company recognized contractual and other settlement obligations of $13,058 and employee-related and other restructuring costs of $1,862.

Additionally, the Company (i) completed the sale of its production facilities in Aldergrove and Delta, British Columbia in December 2020 and January 2021, respectively, for combined proceeds of $40,650; and (ii) recorded additional charges related to the shifting of the Company’s strategy in Latin America, which the Company commenced in the three months ended March 31, 2020. As a result, a loss totaling $28,437 was recognized in the three months ended December 31, 2020, representing the difference between the net book value of the long-lived assets and their selling price. Additionally, the Company recognized costs totaling $4,431 related to contractual and other settlement obligations, employee-related costs, and other restructuring costs associated with the remediation of damages caused by the fire at the Delta facility in November, the closure of the facilities, and their sale.

As a result of the above, in the three and nine months ended December 31, 2020, the Company recognized asset impairment and restructuring costs of $400,422 and $459,579, respectively, in relation to (i) the restructuring actions resulting in the closure of certain of its facilities in Canada in the three months ended December 31, 2020; (ii) adjustments to the net book value of its production facilities in Aldergrove and Delta, British Columbia in order to reflect their selling prices, and other costs associated with their remediation, closure and sale; (iii) charges related to the shifting of the Company’s strategy in Latin America; (iv) completing the exit of the Company’s operations in South Africa and Lesotho; (v) employee-related costs associated with rationalizing certain marketing activities; and (vi) charges related to rationalizing certain research and development activities. Additionally, in the three and nine months ended December 31, 2020, the Company recognized charges of $15,637 in cost of goods sold, primarily relating to inventory write-downs associated with the closure of certain of the Company’s facilities in Canada.

4.  CASH AND CASH EQUIVALENTS

The components of cash and cash equivalents are as follows:

	December 31,	March 31,
	2020	2020
Cash	$490,655	$679,581
Cash equivalents	334,305	623,595
	$824,960	$1,303,176

5.  SHORT-TERM INVESTMENTS

The components of short-term investments are as follows:

	December 31,	March 31,
	2020	2020
Term deposits	$333,265	$374,000
Government securities	182,105	226,087
Commercial paper and other	253,194	73,236
	$768,564	$673,323

The amortized cost of short-term investments at December 31, 2020 is $768,859 (March 31, 2020 – $673,022).

6.  AMOUNTS RECEIVABLE, NET

The components of amounts receivable, net are as follows:

	December 31,	March 31,
	2020	2020
Accounts receivable, net	$74,574	$51,166
Interest receivable	6,519	10,303
Indirect taxes receivable	6,242	22,982
Other receivables	6,338	5,704
	$93,673	$90,155

Included in the accounts receivable, net balance at December 31, 2020 is an allowance for doubtful accounts of $815 (March 31, 2020 – $655).

7.  INVENTORY

The components of inventory are as follows:

	December 31,	March 31,
	2020	2020
Raw materials, packaging supplies and consumables	$69,407	$75,507
Work in progress	254,725	255,934
Finished goods	69,891	59,645
	$394,023	$391,086

In the three and nine months ended December 31, 2020, the Company recorded write-downs related to inventory in cost of goods sold of $23,836 and $48,167, respectively, including charges of $15,637 associated with the restructuring actions described in Note 3 (three and nine months ended December 31, 2019 – $6,018 and $32,554, respectively).

8.  PREPAID EXPENSES AND OTHER ASSETS

The components of prepaid expenses and other assets are as follows:

	December 31,	March 31,
	2020	2020
Prepaid expenses	$38,421	$41,423
Deposits	19,904	7,773
Prepaid inventory	1,641	21,217
Other assets	19,013	14,681
	$78,979	$85,094

9. PHARMHOUSE

PharmHouse Inc. (“PharmHouse”), a joint venture formed on May 7, 2018, between Canopy Rivers and 2615975 Ontario Limited (the “PharmHouse JV Partner”), is a company licensed to cultivate cannabis under the Cannabis Act.

CCAA Proceedings

During the nine months ended December 31, 2020, PharmHouse determined that the previously anticipated timeline to generate cash flows from its offtake agreements with the Company and TerrAscend Canada Inc. (“TerrAscend Canada”) would not be met, and the ultimate timing and receipt of cash inflows pursuant to these agreements became uncertain. As a result of this, as well as broader sector-wide challenges impacting the Canadian cannabis industry, PharmHouse did not have sufficient liquidity and capital resources to meet its business objectives and became unable to meet its financial obligations as they became due.

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

On October 29, 2020, PharmHouse received approval from the Court to commence its Sale and Investor Solicitation Process (“SISP”). The SISP is intended to solicit interest in, and opportunities for, a sale of, or investment in, all or part of PharmHouse’s assets or business. This may include a restructuring, recapitalization, or other form of reorganization of PharmHouse’s business and affairs. Phase one of the SISP concluded on November 30, 2020, and a number of non-binding offers were received. PharmHouse, with the assistance of the Monitor and the SISP advisor, selected a number of parties to bring forward to the next phase of the SISP, and binding offers for phase two of the SISP are due on or about February 16, 2021.

PharmHouse Recoverability Assessment

As a result of the CCAA Proceedings and the Restructuring, the Company determined that there were indicators of impairment present for its investments in various PharmHouse-related financial assets. These investments are described below.

The Company performed impairment testing for its various PharmHouse-related financial assets by estimating the fair value of PharmHouse en bloc. Due to the lack of profitable operating history for PharmHouse as a cannabis entity, the Company estimated the fair value of PharmHouse en bloc using an asset-based approach to value PharmHouse’s assets under an orderly liquidation scenario where cannabis operations are not continued at PharmHouse’s facility and the greenhouse is sold for purposes other than cannabis cultivation. This amount was then compared to the carrying values of the various PharmHouse-related financial instruments held by the Company, in sequence based on the priority of claims on PharmHouse’s assets (the “PharmHouse Recoverability Assessment”). The significant components of this fair value analysis included PharmHouse’s greenhouse facility and retrofits, separable machinery and equipment, saleable inventory, and cash. Significant unobservable inputs used by the Company to determine the fair value of PharmHouse’s assets include the selling price per square foot for PharmHouse’s greenhouse facility; the recoverability percentage on the liquidation of PharmHouse’s property, plant and equipment; the selling price per gram of PharmHouse’s existing cannabis inventory; and adjustments for the risk of fair value changes and liquidity. Based on the foregoing, the Company estimated the recoverable value of PharmHouse’s assets in an orderly liquidation scenario to be approximately $57,500.

The impact of the PharmHouse Recoverability Assessment on the Company’s various PharmHouse-related financial instruments is described below.

PharmHouse Financial Guarantee

Prior to December 31, 2020, PharmHouse had entered into a syndicated credit agreement (as amended, the “PharmHouse Credit Agreement”) with a number of Canadian banks (the “Lenders”) to provide PharmHouse with a committed, non-revolving credit facility (the “PharmHouse Credit Facility”) with a maximum principal amount of $90,000, which was fully drawn. The obligations of PharmHouse under the PharmHouse Credit Facility are secured by guarantees of Canopy Rivers and Canopy Rivers Corporation (“CRC”), a wholly-owned subsidiary of Canopy Rivers, and a pledge by CRC of all of the shares of PharmHouse held by it (the “PharmHouse Financial Guarantee”). Accordingly, if PharmHouse is not able to generate sufficient cash flows to service its obligations pursuant to the PharmHouse Credit Facility, the Company may be required to compensate the Lenders for their loss incurred on the PharmHouse Credit Facility. The PharmHouse Credit Agreement also contains other covenants applicable to Canopy Rivers and CRC.

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

As at December 31, 2020, the Company estimated the current expected credit loss related to its contingent obligation under the PharmHouse Financial Guarantee to be $32,500, and recognized a financial liability for this amount in the consolidated balance sheet (March 31, 2020 – $nil) (see Note 17). During the three and nine months ended December 31, 2020, the Company recognized associated current expected credit losses of $7,500 and $32,500 in net income (loss) for the three and nine months ended December 31, 2020, respectively (three and nine months ended December 31, 2019 – $nil).

Other financial assets, including loans receivable

As at December 31, 2020, CRC had advanced $40,000 of secured debt financing pursuant to a shareholder loan agreement with PharmHouse (March 31, 2020 – $40,000). The shareholder loan has a three-year term and an annual interest rate of 12%, with interest calculated monthly (effective as at the date principal is advanced) and payable quarterly upon the achievement of certain sales-related milestones.

As at December 31, 2020, CRC had advanced $2,450 to PharmHouse pursuant to a secured demand promissory note (March 31, 2020 – $2,450). The secured demand promissory note is non-interest bearing both before and after demand or default. Based on the terms of the secured demand promissory note, the Company had recognized the secured demand promissory note as a financial asset initially recorded at fair value and subsequently measured at amortized cost.

On August 4, 2020, CRC entered into an unsecured demand promissory note agreement with PharmHouse, pursuant to which it made total advances of $1,206 between August 4, 2020, and September 8, 2020. The unsecured promissory note bears interest at a rate of 12% per annum, calculated and compounded monthly, and is payable on the demand date. Based on the terms of the unsecured demand promissory note, the Company has recognized the instrument as a financial asset initially recorded at fair value and subsequently measured at amortized cost.

Pursuant to the Initial Order, CRC entered into an agreement to provide a super-priority, debtor-in-possession (“DIP”) interim, non-revolving credit facility up to a maximum principal amount of $7,214 to PharmHouse (the “DIP Financing”) to enable PharmHouse to continue its day-to-day operations throughout the anticipated Restructuring. The DIP Financing, which is subordinate to PharmHouse’s obligations to the Lenders under the PharmHouse Credit Facility, bears interest at a rate of 8% per annum, calculated and compounded monthly and payable on the maturity date, which is the earlier of December 29, 2020, and the date the CCAA Proceedings are terminated. On December 15, 2020, the DIP Financing agreement entered into between CRC and PharmHouse was amended. As a result of this amendment, the maximum principal amount available to be drawn by PharmHouse pursuant to the DIP Financing increased from $7,214, to $9,700, and the maturity date was extended from December 29, 2020 to February 28, 2021. On December 18, 2020, the Court approved the DIP Financing amendment and extended the stay of proceedings in respect of PharmHouse until February 28, 2021, inclusively. As at December 31, 2020, CRC had advanced $8,300 pursuant to the DIP Financing.

As a result of the PharmHouse Recoverability Assessment described above, the Company recognized current expected credit losses of $7,500 and $32,500 for the three and nine months ended December 31, 2020, respectively, related to its contingent obligation under the PharmHouse Financial Guarantee. We also concluded that the following amounts may not be recoverable: (i) $8,300 advanced pursuant to DIP Financing, of which $6,200 was advanced in the three months ended December 31, 2020; (ii) $40,000 advanced under the shareholder loan agreement; (iii) $2,450 advanced under the secured demand promissory note; (iv) $1,206 advanced under the unsecured demand promissory note; and (v) $8,989 in interest receivable in relation to the financial instruments. Additionally, it was determined that certain advances in the amount of $15,000 provided to PharmHouse by the Company may not be recoverable, and costs of $35 were incurred associated with the Restructuring in the three months ended December 31, 2020. Accordingly, the Company recorded expected credit losses on financial assets and related charges of $13,735 and $108,480 for the three and nine months ended December 31, 2020 (three and nine months ended December 31, 2019 - $nil).

PharmHouse equity method investment

As at December 31, 2020, CRC owned 10,998,660 common shares of PharmHouse (March 31, 2020 – 10,998,660 common shares), representing a 49% equity interest on a non-diluted basis. CRC had not yet received any distributions on account of its common share investment in PharmHouse.

As a result of the PharmHouse Recoverability Assessment described above, the Company determined that there was an other-than-temporary-impairment and recognized an impairment charge for the full amount of its equity method investment of $32,369 (see Note 10) in the nine months ended December 31, 2020.

Refer to Note 19 for a description of the plan of arrangement with Canopy Rivers.

10.  EQUITY METHOD INVESTMENTS

The following table presents changes in the Company’s investments in associates that are accounted for using the equity method in the nine months ended December 31, 2020:

			Balance at	Share of			Balance at
		Ownership	March 31,	net (loss)	Impairment	Derecognition	December 31,
Entity	Instrument	percentage	2020	income	losses	of investment	2020
PharmHouse[1]	Shares	49%	$37,025	$(4,656)	$(32,369)	$-	$-
More Life	Shares	40%	10,300	-	-	-	10,300
CanapaR	Shares	49%	8,500	(500)	-	(8,000)	-
Agripharm	Shares	40%	5,000	(3,422)	-	-	1,578
Other	Shares	18%-27%	5,018	96	-	-	5,114
			$65,843	$(8,482)	$(32,369)	$(8,000)	$16,992

1 See Note 9 for information regarding PharmHouse.

Where the Company does not have the same reporting date as its investees, the Company will account for its investment one quarter in arrears. Accordingly, certain figures in the above table, including the Company’s share of the investee’s net income (loss), are based on the investees’ results for the nine months ended September 30, 2020 (with respect to December 31, 2020) with adjustments for any signficant transactions.

The following tables present current and non-current assets, current and non-current liabilities as well as revenues and net loss of the Company’s equity method investments as at and for the nine months ended September 30, 2020:

	Current	Non-current	Current	Non-current
Entity	assets	assets	liabilities	liabilities	Revenue	Net loss
Agripharm	$5,997	$24,273	$26,601	$1,645	$3,310	$(8,554)
Other	8,396	20,354	1,729	10,489	5,571	(3,192)
	$14,393	$44,627	$28,330	$12,134	$8,881	$(11,746)

CanapaR

On December 30, 2020, CRC sold its shares in CanapaR, in exchange for $7,000 cash and $1,000 in contingent consideration, which was recorded at its estimated fair value as an other financial asset.

11.  OTHER FINANCIAL ASSETS

The following table outlines changes in other financial assets. Additional details on how the fair value of significant investments are calculated are included in Note 23.

					Foreign		Exercise of
		Balance at			currency	Allowance	options /	Balance at
		March 31,		Fair value	translation	for expected	disposal	December 31,
Entity	Instrument	2020	Additions	changes	adjustments	credit losses	of shares	2020
TerrAscend Canada	Term loan / debenture	$53,820	$-	$10,090	$-	$-	$-	$63,910
TerrAscend	Exchangeable shares	47,000	-	277,000	-	-	-	324,000
TerrAscend - March 2020	Warrants	25,004	-	153,446	-	-	-	178,450
TerrAscend - December 2020	Warrants	-	13,720	306	-	-	-	14,026
Arise Bioscience	Term loan	-	11,758	446	-	-	-	12,204
Acreage Hempco[1]	Debenture	-	66,995	(38,282)	(2,152)	-	-	26,561
PharmHouse[2]	Loan receivable	40,000	-	-	-	(40,000)	-	-
ZeaKal	Shares	14,186	-	(1,486)	-	-	-	12,700
Agripharm	Royalty interest	12,600	-	(7,200)	-	-	-	5,400
Greenhouse	Convertible debenture	10,517	-	(4,117)	-	-	(1,300)	5,100
Other - at fair value through net income (loss)	Various	31,978	10,251	(4,984)	-	-	(4,203)	33,042
Other - classified as held for investment	Loan receivable	14,148	10,106	-	-	(11,956)	(5,096)	7,202
		$249,253	$112,830	$385,219	$(2,152)	$(51,956)	$(10,599)	$682,595

1 See Note 27 for information regarding Acreage Hempco.

2 See Note 9 for information regarding PharmHouse.

Arise Bioscience

On December 10, 2020, the Company entered into a loan financing agreement with Arise Bioscience, Inc. (“Arise Bioscience”), a wholly owned subsidiary of TerrAscend Corp. (“TerrAscend”). The investment is in the amount of US$20,000 ($25,478) (the “Loan”) pursuant to a secured debenture (the “Debenture”). The Debenture bears interest at a rate of 6.1% and is payable beginning in the fourth year after its issuance. The Debenture will mature on December 10, 2030.

In connection with the Loan, TerrAscend issued 2,105,718 common share purchase warrants to the Company (the “Warrants”). 1,926,983 Warrants are exercisable at a price of $15.28 per share, and expire on December 10, 2030. 178,735 Warrants are exercisable at a price of $17.19 per share, and expire on December 10, 2031. The Warrants will be exercisable by the Company following changes in U.S. federal laws permitting the cultivation, distribution, and possession of marijuana or to remove the regulation of such activities from the federal laws of the United States. The Loan is repayable by Arise Bioscience at any time.

At issuance, the Debenture had a fair value of $11,758 and the Warrants had a fair value of $13,720. As of December 31, 2020, the Debenture had a fair value of $12,204 and the Warrants had a fair value of $14,026. See Note 23 for additional details on how the fair value of the Company’s investment is calculated on a recurring basis.

12.  PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment are as follows:

	December 31,	March 31,
	2020	2020
Buildings and greenhouses	$912,435	$876,732
Production and warehouse equipment	282,749	300,666
Leasehold improvements	118,456	75,964
Land	43,605	65,003
Office and lab equipment	30,887	29,978
Computer equipment	32,578	30,744
Right-of-use-assets
Buildings and greenhouses	116,922	169,754
Production and warehouse equipment	530	927
Assets in process	160,384	365,644
	1,698,546	1,915,412
Less: Accumulated depreciation	(550,208)	(390,609)
	$1,148,338	$1,524,803

Depreciation expense included in cost of goods sold for the three and nine months ended December 31, 2020 is $10,955 and $40,190, respectively (three and nine months ended December 31, 2019 – $13,568 and $35,023, respectively). Depreciation expense included in selling, general and administrative expenses for the three and nine months ended December 31, 2020 is $7,297 and $14,435, respectively (three and nine months ended December 31, 2019 – $6,201 and $14,559, respectively).

See Note 3 for information on the impairment and abandonment of property, plant and equipment that the Company recognized in the three months ended December 31, 2020 as part of the restructuring actions resulting in the closure of certain of its facilities in Canada, and adjustments to the net book value of its production facilities in Aldergrove and Delta, British Columbia in order to reflect their selling prices.

13.  INTANGIBLE ASSETS

The components of intangible assets are as follows:

	December 31, 2020		March 31, 2020
	Gross	Net	Gross	Net
	Carrying	Carrying	Carrying	Carrying
	Amount	Amount	Amount	Amount
Finite lived intangible assets
Licensed brands	$67,549	$45,265	$66,227	$53,797
Distribution channel	74,201	38,343	74,768	47,117
Health Canada and operating licenses	-	-	63,631	57,250
Intellectual property	228,426	186,483	240,386	215,044
Software and domain names	17,940	11,224	16,056	10,013
Amortizable intangibles in process	669	669	9,590	9,590
Total	388,785	281,984	470,658	392,811

Indefinite lived intangible assets
Operating licenses		$8,000		$7,000
Acquired brands		76,391		76,555
Total intangible assets		$366,375		$476,366

Amortization expense included in cost of goods sold for the three and nine months ended December 31, 2020 is $99 and $62, respectively (three and nine months ended December 31, 2019 – $71 and $109, respectively). Amortization expense included in selling, general and administrative expenses for the three and nine months ended December 31, 2020 is $14,034 and $43,503, respectively (three and nine months ended December 31, 2019 – $10,624 and $26,541, respectively).

See Note 3 for information on the impairment and abandonment of intangible assets that the Company recognized in the three months ended December 31, 2020 as part of the restructuring actions resulting in the closure of certain of its facilities in Canada.

14.  GOODWILL

The changes in the carrying amount of goodwill are as follows:

Balance, March 31, 2019	$1,489,859
Purchase accounting allocations	443,724
Finalization of Storz & Bickel purchase price allocation	(24,990)
Foreign currency translation adjustments	45,878
Balance, March 31, 2020	1,954,471
Foreign currency translation adjustments	(36,571)
Balance, December 31, 2020	$1,917,900

15.  OTHER ACCRUED EXPENSES AND LIABILITIES

The components of other accrued expenses and liabilities are as follows:

	December 31,	March 31,
	2020	2020
Property, plant and equipment	$5,059	$1,173
Professional fees	11,789	7,677
Employee compensation	33,277	33,415
Other	38,294	22,729
	$88,419	$64,994

16.  DEBT

The components of debt are as follows:

Convertible senior notes

		December 31,	March 31,
	Maturity Date	2020	2020
Convertible senior notes at 4.25% interest with semi-annual interest payments	July 15, 2023
Principal amount		$600,000	$600,000
Accrued interest		12,042	5,454
Non-credit risk fair value adjustment		61,320	(27,120)
Credit risk fair value adjustment		(45,570)	(128,130)
		627,792	450,204
Transferred receivables, bearing interest rate of EURIBOR plus 0.850%		-	4,678
Other revolving debt facility, loan, and financings		4,404	10,533
		632,196	465,415
Less: current portion		(13,031)	(16,393)
Long-term portion		$619,165	$449,022

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

Holders of the notes may convert the notes at their option at any time from January 15, 2023 to the maturity date. The notes will be convertible, at the holder’s option, at a conversion rate of 20.7577 common shares for every $1 principal amount of notes (equal to an initial conversion price of approximately $48.18 per common share), subject to adjustments in certain events. In addition, the holder has the right to exercise the conversion option from September 30, 2018 to January 15, 2023, if (i) the market price of the Company common shares for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day, (ii) during the 5 business day period after any consecutive 5 trading day period (the “measurement period”) in which the trading price per $1 principal amount of the notes for each trading day in the measurement period was less than 98% of the product of the last reported sales price of the Company’s common shares and the conversion rate on each such trading day, (iii) the notes are called for redemption or (iv) upon occurrence of certain corporate events (“Fundamental Change”). A Fundamental Change occurred upon completion of the investment by Constellation Brands, Inc. (“CBI”) in the Company in November 2018, and no note holders surrendered any portion of their notes in connection therewith.

The Company may, upon conversion by the holder, elect to settle in either cash, common shares, or a combination of cash and common shares, subject to certain circumstances. Under the terms of the indenture, if a Fundamental Change occurs and a holder elects to convert its notes from and including on the date of the Fundamental Change up to, and including, the business day immediately prior to the Fundamental Change repurchase date, the Company may be required to increase the conversion rate for the notes so surrendered for conversion by a number of additional common shares.

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

For accounting purposes, the equity conversion feature did not meet the equity classification guidance, therefore the Company elected the fair value option under ASC 825 – Financial Instruments (“ASC 825”). The notes were initially recognized at fair value on the balance sheet. All subsequent changes in fair value, excluding the impact of the change in fair value related to the Company’s own credit risk are recorded in other income (expenses), net. The changes in fair value related to the Company’s own credit risk are recorded through other comprehensive income (loss).

The overall change in fair value of the notes during the three and nine months ended December 31, 2020, was an increase of $105,588 and $177,588, respectively (three and nine months ended December 31, 2019, a decrease of $47,556 and $292,806, respectively), which included contractual interest of $6,588 and $19,338 (three and nine months ended December 31, 2019, interest of $6,444 and $19,194, respectively). Refer to Note 23 for additional details on how the fair value of the notes is calculated.

Transferred receivables

The factoring arrangement with PB Factoring GmbH was repaid and subsequently terminated effective December 31, 2020.

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

The current outstanding balance of the FCC debt facility is $nil with an interest rate of 3.45%, or FCC prime rate plus 1.0%, and matures on September 3, 2024.

The revolving debt facility with FCC is secured by a first charge on the properties in Niagara-on-the-Lake, Ontario, a corporate guarantee from the Company, and a general corporate security agreement.

17.  OTHER LIABILITIES

The components of other liabilities are as follows:

	As at December 31, 2020			As at March 31, 2020
	Current	Long-term	Total	Current	Long-term	Total
Acquisition consideration related liabilities	$33,738	$12,323	$46,061	$104,028	$9,791	$113,819
Lease liabilities	38,493	98,942	137,435	40,356	120,047	160,403
Minimum royalty obligations	14,942	40,666	55,608	9,368	50,445	59,813
PharmHouse Financial Guarantee[1]	32,500	-	32,500	-	-	-
Refund liability	7,140	-	7,140	17,586	-	17,586
Settlement liability	5,206	2,497	7,703	33,162	7,932	41,094
Other	28,287	2,651	30,938	11,309	2,445	13,754
	$160,306	$157,079	$317,385	$215,809	$190,660	$406,469

1 See Note 9 for information regarding the PharmHouse Financial Guarantee.

18. REDEEMABLE NONCONTROLLING INTEREST

The net changes in the redeemable noncontrolling interests are as follows:

	Vert Mirabel	BioSteel	Total
As at March 31, 2020	$20,250	$49,500	$69,750
Net loss attributable to redeemable noncontrolling interest	(5,593)	(4,287)	(9,880)
Adjustments to redemption amount	5,543	45,687	51,230
As at December 31, 2020	$20,200	$90,900	$111,100

	Vert Mirabel	BioSteel	Total
As at March 31, 2019	$6,400	$-	$6,400
Initial recognition of noncontrolling interest	-	18,733	18,733
Net income (loss) attributable to redeemable noncontrolling interest	4,573	(889)	3,684
Adjustments to redemption amount	1,627	7,156	8,783
As at December 31, 2019	$12,600	$25,000	$37,600

19.  SHARE CAPITAL

CANOPY GROWTH

Authorized

An unlimited number of common shares.

(i) Equity financings

There were no equity financings during the nine months ended December 31, 2020 (nine months ended December 31, 2019 - none).

(ii) Other issuances of common shares

During the nine months ended December 31, 2020, the Company issued the following shares, net of share issuance costs, as a result of business combinations, milestones being met, and other equity-settled transactions:

	Number of shares	Share capital	Share based reserve
Completion of acquisition milestones	1,149,086	$21,531	$(13,009)
Other issuances	412,417	14,135	(14,712)
Total	1,561,503	$35,666	$(27,721)

During the nine months ended December 31, 2019, the Company issued the following shares, net of share issuance costs, as a result of business combinations, milestones being met, and other equity-settled transactions:

	Number of shares	Share capital	Share based reserve
Acquisition of BC Tweed NCI release from escrow	6,940,531	$223,036	$(223,036)
Completion of acquisition milestones	610,772	23,055	(23,055)
Other issuances	621,376	20,371	(20,620)
Total	8,172,679	$266,462	$(266,711)

(iii) Warrants

	Number of whole warrants	Average exercise price	Warrant value
Balance outstanding at March 31, 2020[1]	146,299,443	$52.44	$2,638,951
Exercise of warrants	(18,876,901)	12.98	(70,266)
Expiry of warrants	(343,380)	41.49	-
Balance outstanding at December 31, 2020[1]	127,079,162	$58.30	$2,568,685

1 This balance excludes the Tranche C Warrants, which represent a derivative liability and have nominal value, see Note 27.

	Number of whole warrants	Average exercise price	Warrant value
Balance outstanding at March 31, 2019	107,848,322	$43.80	$1,589,925
Tranche A warrant modification	-	-	1,049,153
Issuance of Tranche B warrants	38,454,444	76.68	-
Other issuance of warrants	9,200	32.83	359
Exercise of warrants	(12,523)	35.55	(486)
Balance outstanding at December 31, 2019[1]	146,299,443	$52.44	$2,638,951

1 This balance excludes the Tranche C Warrants, which represent a derivative liability and have nominal value, see Note 27.

CANOPY RIVERS

Authorized capital

Canopy Rivers is authorized to issue an unlimited number of Class A common shares designated as subordinated voting shares (the “Subordinated Voting Shares”) and an unlimited number of Class B common shares designated as multiple voting shares (the “Multiple Voting Shares”). Each Subordinated Voting Share carries the right to one vote per share and each Multiple Voting Share carries the right to 20 votes per share at all meetings of the shareholders of Canopy Rivers. There is no priority or distinction between the two classes of shares in respect of their entitlement to the payment of dividends or participation on liquidation, dissolution or winding-up of Canopy Rivers.

Issued and outstanding

As at December 31, 2020, Canopy Rivers had 36,468,318 Multiple Voting Shares (March 31, 2020 – 36,468,318) and 155,034,391 Subordinated Voting Shares (March 31, 2020 – 152,837,131) issued and outstanding. As at December 31, 2020, the Company held 36,468,318 Multiple Voting Shares (March 31, 2020 – 36,468,318) and 15,223,938 Subordinated Voting shares (March 31, 2020 – 15,223,938) which represented a 26.9% ownership interest in Canopy Rivers and 84.1% of the voting rights (March 31, 2020 – 27.3% and 84.4% respectively). The voting rights allow the Company to direct the relevant activities of Canopy Rivers such that the Company has control over Canopy Rivers and Canopy Rivers is consolidated in these financial statements. See “Canopy Rivers Arrangement Agreement” below for further details.

Financings

There were no financings during the nine months ended December 31, 2020, other than the release of shares related to a share purchase financing as noted below.

Initial financing

10,066,668 Subordinated Voting Shares were acquired by certain employees of the Company and another individual by way of share purchase loans, whereby funds were advanced to Canopy Rivers by the Company on behalf of such individuals. These Subordinated Voting Shares were initially accounted for as seed capital options and are not considered issued for accounting purposes until the loans are repaid on an individual employee/consultant basis. During the three and nine months ended December 31, 2020, share purchase loans in the amount of $nil and $95, respectively, (three and nine months ended December 31, 2019 – $2 and $50, respectively) relating to Canopy Rivers shares held in trust by the Company on behalf of certain Canopy Growth employees were repaid, resulting in the release from escrow of nil and 1,905,559 Subordinated Voting Shares, respectively (three and nine months ended December 31, 2019 – 38,890 and 999,998, respectively). As at December 31, 2020, there were 33,334 seed capital options outstanding (March 31, 2020 – 2,805,560). Please refer to Note 20 for additional details on the seed capital options.

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

During the three months ended December 31, 2020, Canopy Rivers repurchased and cancelled a total of nil Subordinated Voting Shares under the NCIB program for $nil, at a weighted average acquisition price of $nil per share (three months ended December 31, 2019 – not applicable).

During the nine months ended December 31, 2020, Canopy Rivers repurchased and cancelled a total of 273,300 Subordinated Voting Shares under the NCIB program for $307, at a weighted average acquisition price of $1.11 per share (nine months ended December 31, 2019 – not applicable).

Canopy Rivers Arrangement Agreement

In December 2020, Canopy Growth entered into an arrangement agreement (the “Canopy Rivers Arrangement Agreement”) with its wholly-owned subsidiary The Tweed Tree Lot Inc. (“Tweed NB”), Canopy Rivers and its wholly-owned subsidiary, CRC, pursuant to which Canopy Growth will acquire certain assets from CRC, as set out below, in exchange for cash, common shares in the capital of Canopy Growth and the surrender of all shares in the capital of Canopy Rivers held by Canopy Growth by way of a plan of arrangement under the Business Corporations Act (Ontario) (the “Arrangement”).

Pursuant to the Arrangement, Canopy Growth will increase its conditional ownership interest in TerrAscend through the acquisition of (i) 19,445,285 exchangeable shares in the capital of TerrAscend; (ii) 2,225,714 common share purchase warrants in the capital of TerrAscend with an exercise price of $5.95 per share; (iii) 333,723 common share purchase warrants in the capital of TerrAscend with an exercise price of $6.49 per share; and (iv) a $13.2 million loan receivable owing by TerrAscend Canada to CRC. The securities in the capital of TerrAscend are not currently convertible or exercisable, and will not be convertible or exercisable until federal laws in the United States with respect to marijuana are amended. Subject to certain rights of first refusal, pursuant to the Arrangement, Canopy Growth will also acquire all of the common shares and Class A preferred shares in the capital of Les Serres Vert Cannabis Inc. (“Vert Mirabel”) held by CRC. In addition, all of the obligations of Tweed NB owing to CRC pursuant to a royalty agreement between the parties will be terminated.

Canopy Growth currently owns 36,468,318 Multiple Voting Shares and 15,223,938 Subordinate Voting Shares in the capital of Canopy Rivers, which represent approximately a 27% ownership interest and 84% of the aggregate voting rights of Canopy Rivers. Pursuant to the Arrangement, all of the Multiple Voting Shares and Subordinate Voting Shares held by Canopy Growth will be repurchased by Canopy Rivers for cancellation on a cashless basis. Canopy Growth will not have any equity, debt or other interest in Canopy Rivers following completion of the Arrangement.

As additional consideration for the assets being transferred and the termination of the royalty agreement, Canopy Growth will make a cash payment to CRC of $115.0 million and issue an aggregate of up to 3,750,000 common shares.

The Arrangement remains subject to approval by the shareholders of Canopy Rivers at a special shareholder meeting expected to be held on February 16, 2021. The Arrangement does not require the approval of the shareholders of Canopy Growth. In addition to Canopy Rivers shareholder approval, the Arrangement is subject to applicable approvals by the Ontario Superior Court of Justice and certain other closing conditions.

20. SHARE-BASED COMPENSATION

CANOPY GROWTH CORPORATION SHARE-BASED COMPENSATION PLAN

Canopy Growth's eligible employees participate in a share-based compensation plan as noted below.

On September 21, 2020, the Company’s shareholders approved amendments to the Company’s Amended and Restated Omnibus Incentive Plan (as amended and restated, the “Omnibus Plan”) pursuant to which the Company can issue share-based long-term incentives. The Omnibus Plan approved by the shareholders extended the maximum term of each Option (as defined below) to be granted by the Company to ten years from the date of grant rather than six years from the date of grant. All directors, officers, employees and independent contractors of the Company are eligible to receive awards of common share purchase options (“Options”), restricted share units (“RSUs”), performance share units (“PSUs”), deferred share units, stock appreciation rights, performance awards, or other shares-based awards (collectively, the “Awards”) under the Omnibus Plan.

Under the Omnibus Plan, the maximum number of shares issuable from treasury pursuant to Awards shall not exceed 15% of the total outstanding shares from time to time less the number of shares issuable pursuant to all other security-based compensation arrangements of the Company. The maximum number of common shares reserved for Awards is 56,070,568 at December 31, 2020. As of December 31, 2020, the only Awards issued have been Options, RSUs and PSUs under the Omnibus Plan.

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

The Employee Share Purchase Plan (the “Purchase Plan”) is the Company’s only other share-based compensation arrangement. Under the Purchase Plan, the aggregate number of common shares that may be issued is 600,000, and the maximum number of common shares which may be issued in any one fiscal year shall not exceed 300,000. As of December 31, 2020, no common shares have been issued under the Purchase Plan.

The following is a summary of the changes in the Options outstanding under the Omnibus Plan during the nine months ended December 31, 2020:

	Options issued	Weighted average exercise price
Balance outstanding at March 31, 2020	32,508,395	$34.89
Options granted	433,199	27.20
Options exercised	(3,176,977)	11.96
Options forfeited	(7,292,634)	40.61
Balance outstanding at December 31, 2020	22,471,983	$36.12

The following is a summary of the Options as at December 31, 2020:

	Options Outstanding		Options Exercisable
		Weighted Average		Weighted Average
		Remaining		Remaining
	Outstanding at	Contractual Life	Exercisable at	Contractual Life
Range of Exercise Prices	December 31, 2020	(years)	December 31, 2020	(years)
$0.06 - $24.62	3,470,359	3.11	2,173,398	2.12
$24.63 - $33.53	4,669,509	4.28	1,309,942	3.61
$33.54 - $36.80	5,123,061	3.76	3,584,193	3.68
$36.81 - $42.84	4,075,747	4.00	2,542,841	3.74
$42.85 - $67.64	5,133,307	4.15	2,324,913	4.04
	22,471,983	3.90	11,935,287	3.47

At December 31, 2020, the weighted average exercise price of Options outstanding and Options exercisable was $36.12 and $35.91, respectively (March 31, 2020 – $34.89 and $31.84, respectively).

The Company recorded $16,663 and $54,516 in share-based compensation expense related to Options issued to employees and contractors for the three and nine months ended December 31, 2020, respectively (three and nine months ended December 31, 2019 – $57,735 and $211,053, respectively). The share-based compensation expense for the nine months ended December 31, 2020 includes an amount related to 2,112,745 Options being provided in exchange for services which are subject to performance conditions (for the nine months ended December 31, 2019 – 445,000).

The Company uses the Black-Scholes option pricing model to establish the fair value of Options granted during the three months ended December 31, 2020 and 2019, on their measurement date by applying the following assumptions:

	December 31,	December 31,
	2020	2019
Risk-free interest rate	0.49%	1.60%
Expected life of options (years)	5 - 7	3 - 5
Expected volatility	73%	73%
Expected forfeiture rate	17%	13%
Expected dividend yield	nil	nil
Black-Scholes value of each option	$23.53	$14.58

Volatility was estimated by using the historical volatility of the Company. The expected life in years represents the period of time that Options granted are expected to be outstanding. The risk-free rate was based on zero coupon Canada government bonds with a remaining term equal to the expected life of the Options.

During the nine months ended December 31, 2020, 3,176,977 Options were exercised ranging in price from $0.06 to $36.34 for gross proceeds of $37,999 (for the nine months ended December 31, 2019 – 3,642,733 Options were exercised ranging in price from $0.22 to $40.68 for gross proceeds of $39,149).

For the three and nine months ended December 31, 2020, the Company recorded $2,685 and $8,870, respectively, in share-based compensation expense (recovery) related to RSUs (for the three and nine months ended December 31, 2019 – $(2,552) and $129, respectively). The following is a summary of the changes in the Company’s RSUs during the nine months ended December 31, 2020:

Number of RSUs
Balance outstanding at March 31, 2020	883,009
RSUs granted	141,218
RSUs released	(75,478)
RSUs cancelled and forfeited	(132,008)
Balance outstanding at December 31, 2020	816,741

Share-based compensation expense related to acquisition milestones is comprised of:

	Three months ended		Nine months ended
	December 31,	December 31,	December 31,	December 31,
	2020	2019	2020	2019
Canindica	$604	$1,629	$1,807	$7,925
Spectrum Colombia	-	3,365	-	9,765
Other	(625)	(78)	4,050	6,621
	$(21)	$4,916	$5,857	$24,311

During the three and nine months ended December 31, 2020, nil and 1,149,086 common shares, respectively, (during the three and nine months ended December 31, 2019 – 665,297 and 1,232,148, respectively) were released on completion of acquisition milestones. At December 31, 2020, there were up to 3,778,334 common shares to be issued on the completion of acquisition and asset purchase milestones. In certain cases, the number of common shares to be issued is based on the volume weighted average share price at the time the milestones are met. The number of common shares has been estimated assuming the milestones were met at December 31, 2020. The number of common shares excludes common shares that are to be issued on July 4, 2023 to the previous shareholders of Spectrum Colombia S.A.S. (“Spectrum Colombia”) and Canindica Capital Ltd. (“Canindica”) based on the fair market value of the Company’s Latin American business on that date.

BioSteel share-based payments

On October 1, 2019, the Company purchased 72% of the outstanding shares of BioSteel Sports Nutrition Inc. (“BioSteel”). BioSteel has a stock option plan under which non-transferable options to purchase common shares of BioSteel may be granted to directors, officers, employees, or independent contractors of the BioSteel. As at December 31, 2020, BioSteel had 1,507,000 (March 31, 2020 – 1,008,000) options outstanding which vest in equal tranches over a 5-year period. In determining the amount of share-based compensation related to these options, BioSteel used the Black-Scholes option pricing model to establish the fair value of options on their measurement date. The Company recorded $256 and $918 of share-based compensation expense related to the BioSteel options during the three and nine months ended December 31, 2020, respectively (three and nine months ended December 31, 2019 – $247), with a corresponding increase in noncontrolling interest.

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

	Seed capital options issued	Seed capital loan balance
Balance outstanding at March 31, 2020	2,805,560	$140
Options exercised	(1,905,559)	$(95)
Options forfeited	(533,334)	$(26)
Options expired	(333,333)	$(17)
Balance outstanding at December 31, 2020	33,334	$2

Canopy Rivers has a long-term incentive plan (“LTIP”) under which non-transferable options, RSUs, PSU, stock appreciation rights, and restricted stock may be granted to directors, officers, employees, or other eligible service providers of Canopy Rivers. Pursuant to the LTIP, the maximum number of Subordinated Voting Shares issuable from treasury pursuant to outstanding options, RSUs and PSUs shall not exceed 10% of the issued and outstanding Subordinated Voting Shares and Multiple Voting Shares, on an aggregate basis.

The LTIP is administered by the Board of Directors of Canopy Rivers who establishes exercise prices, at not less than the market price at the date of the grant, and expiry dates. Options under the LTIP generally become exercisable in increments, with one-third being exercisable on each of the first, second, and third anniversaries from the date of grant, and have expiry dates five years from the date of grant. The Board of Directors of Canopy Rivers has the discretion to amend general vesting provisions and the term of any option grant, subject to limits contained in the LTIP. The seed capital options are not within the scope of the LTIP.

The following is a summary of the changes in Canopy Rivers’ stock options, excluding the seed capital options presented separately, during the nine months ended December 31, 2020:

	Options issued	Weighted average exercise price
Balance outstanding at March 31, 2020	13,066,004	$2.31
Options granted	-	-
Options exercised	(565,001)	0.60
Options expired	(492,667)	3.62
Options forfeited	(621,668)	2.64
Balance outstanding at December 31, 2020	11,386,668	$2.32

In determining the amount of share-based compensation related to options issued during the year, Canopy Rivers used the Black-Scholes option pricing model to establish the fair value of options granted during the three months ended December 31, 2020 and 2019, on their measurement date by applying the following assumptions:

	December 31,	December 31,
	2020	2019
Risk-free interest rate	-	1.61%
Expected life of options (years)	-	3 - 4
Expected volatility	-	70%
Expected forfeiture rate	-	nil
Expected dividend yield	-	nil
Black-Scholes value of each option	-	$0.84

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

For the three and nine months ended December 31, 2020, the Company recorded $202 and $1,776, respectively, (three and nine months ended December 31, 2019 – $1,333 and $6,182, respectively) in share-based compensation expense related to these options and the seed capital options with a corresponding increase to noncontrolling interests.

In the three and nine months ended December 31, 2020, Canopy Rivers granted nil and 28,884 (three and nine months ended December 31, 2019 – none) restricted share units which vest immediately. For the three and nine months ended December 31, 2020, the Company recorded $45 and $157, respectively, (three and nine months ended December 31, 2019 – $nil) of share-based compensation expense related to these restricted share units.

In the three and nine months ended December 31, 2020, Canopy Rivers granted nil and 1,210,000, respectively (three and nine months ended December 31, 2019 – none) performance share units which vest over a three-year period. During the three and nine months ended December 31, 2020, 285,000 performance share units were forfeited (three and nine months ended December 31, 2019 – nil). For the three and nine months ended December 31, 2020, the Company recorded $134 and $538, respectively (three and nine months ended December 31, 2019 – $nil) of share-based compensation expense related to these performance share units.

21.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income includes the following components:

	Foreign currency translation adjustments	Changes of own credit risk of financial liabilities	Accumulated other comprehensive income (loss)
As at March 31, 2020	$126,723	$94,176	$220,899
Other comprehensive loss	(110,932)	(82,560)	(193,492)
As at December 31, 2020	$15,791	$11,616	$27,407

	Foreign currency translation adjustments	Changes of own credit risk of financial liabilities	Accumulated other comprehensive income (loss)
As at March 31, 2019	$41,225	$(47,130)	$(5,905)
Other comprehensive (loss) income	(50,995)	77,490	26,495
Income tax expense	-	(8,000)	(8,000)
As at December 31, 2019	$(9,770)	$22,360	$12,590

22.  NONCONTROLLING INTERESTS

The net change in the noncontrolling interests is as follows:

	Canopy Rivers	Vert Mirabel	BioSteel	Other non- material interests	Total
As at March 31, 2020	$211,086	$7,132	$489	$3,051	$221,758
Comprehensive income (loss)	4,060	(8,956)	(4,287)	-	(9,183)
Net loss attributable to redeemable noncontrolling interest	-	5,593	4,287	-	9,880
Share-based compensation	2,471	-	918	-	3,389
Ownership changes	1,521	175	-	-	1,696
Warrants	250	-	-	-	250
As at December 31, 2020	$219,388	$3,944	$1,407	$3,051	$227,790

	Canopy Rivers	Vert Mirabel	BioSteel	Other non- material interests	Total
As at March 31, 2019	$280,012	$2,422	$-	$3,051	$285,485
Comprehensive (loss) income	(49,005)	7,164	(889)	-	(42,730)
Net income attributable to redeemable noncontrolling interest	-	(4,573)	-	-	(4,573)
Share-based compensation	6,182	-	247	-	6,429
Ownership changes	1,361	-	887	-	2,248
As at December 31, 2019	$238,550	$5,013	$245	$3,051	$246,859

23.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value measurements are made using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value:

•	Level 1 – defined as observable inputs such as quoted prices in active markets;
•	Level 2 – defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
•	Level 3 – defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The fair value measurement is categorized in its entirety by reference to its lowest level of significant input.

The Company records cash, accounts receivable, interest receivable and accounts payable, and other accrued expenses and liabilities at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Assets and liabilities recognized or disclosed at fair value on a nonrecurring basis may include items such as property, plant and equipment, goodwill and other intangible assets, equity and other investments and other assets. We determine the fair value of these items using Level 3 inputs, as described in the related sections below.

The following table represents our financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair value measurement using
	Quoted prices	Significant
	prices in	other	Significant
	active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2020
Assets:
Short-term investments	$768,564	$-	$-	$768,564
Restricted short-term investments	11,426	-	-	11,426
Other financial assets	1,392	4,871	669,134	675,397
Liabilities:
Convertible senior notes	-	627,792	-	627,792
Liability arising from Acreage Arrangement	-	-	450,000	450,000
Warrant derivative liability	-	-	415,946	415,946

March 31, 2020
Assets:
Short-term investments	$673,323	$-	$-	$673,323
Restricted short-term investments	21,539	-	-	21,539
Other financial assets	2,596	36	192,473	195,105
Liabilities:
Convertible senior notes	-	450,204	-	450,204
Liability arising from Acreage Arrangement	-	-	250,000	250,000
Warrant derivative liability	-	-	322,491	322,491

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

The following table summarizes the valuation techniques and significant unobservable inputs in the fair value measurement of significant level 3 financial instruments:

Financial asset / financial liability	Valuation techniques	Significant unobservable inputs	Relationship of unobservable inputs to fair value
Acreage financial instrument	Probability weighted expected return model	Probability of each scenario	Change in probability of occurrence in each scenario will result in a change in fair value
		Value and number of common shares to be issued	Increase or decrease in value and number of common shares will result in a decrease or increase in fair value
		Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
		Estimated premium on US legalization	Increase or decrease in estimated premium on US legalization will result in an increase or decrease in fair value
		Control premium	Increase or decrease in estimated control premium will result in an increase or decrease in fair value
		Market access premium	Increase or decrease in estimated market access premium will result in an increase or decrease in fair value
TerrAscend exchangeable shares	Put option pricing model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
Acreage Hempco Debenture	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
TerrAscend warrants - March 2020	Monte Carlo simulation model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
TerrAscend Canada term loan	Discounted cash flow	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
		Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
Arise Bioscience term loan	Discounted cash flow	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
		Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
TerrAscend warrants - December 2020	Monte Carlo simulation model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
ZeaKal shares	Market approach	Share price	Increase or decrease in share price will result in an increase or decrease in fair value
Greenhouse convertible debenture	FinCAD model	Share price	Increase or decrease in share price will result in an increase or decrease in fair value
Agripharm royalty interest and repayable debenture	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
		Future royalties	Increase or decrease in future royalties to be paid will result in an increase or decrease in fair value
Warrant derivative liability	Monte Carlo simulation model	Volatility of common share price	Increase or decrease in volatility will result in an increase or decrease in fair value
		Expected life	Increase or decrease in expected life will result in an increase or decrease in fair value

Financial asset / financial liability	Valuation techniques	Significant unobservable inputs	Relationship of unobservable inputs to fair value
BioSteel redeemable noncontrolling interest	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
		Future wholesale price and production levels	Increase or decrease in future wholesale price and production levels will result in an increase or decrease in fair value
Vert Mirabel redeemable noncontrolling interest	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
		Future wholesale price and production levels	Increase or decrease in future wholesale price and production levels will result in an increase or decrease in fair value

During the nine months ended December 31, 2020 and December 31, 2019, there were no transfers of amounts between levels.

24.  REVENUE

Revenue is dissaggregated as follows:

	Three months ended		Nine months ended
	December 31,	December 31,	December 31,	December 31,
	2020	2019	2020	2019
Recreational cannabis revenue
Business to business	$59,106	$53,454	$157,709	$120,556
Business to consumer	20,224	15,242	48,263	38,980
Medical cannabis revenue
Canadian	15,349	14,765	45,935	41,965
International	21,505	18,701	59,170	47,287
Other revenue	53,723	33,384	128,746	75,770
Gross revenue	169,907	135,546	439,823	324,558
Excise taxes	17,379	11,782	41,613	33,699
Net revenue	$152,528	$123,764	$398,210	$290,859

The Company recognizes variable consideration related to estimated future product returns and price adjustments as a reduction of the transaction price at the time revenue for the corresponding product sale is recognized. Net revenue reflects actual returns and variable consideration related to estimated returns and price adjustments in the amount of $3,750 and $10,900 for the three and nine months ended December 31, 2020, respectively (three and nine months ended December 31, 2019 – $5,343 and $46,070, respectively). As of December 31, 2020, the liability for estimated returns and price adjustments was $7,140 (March 31, 2020 – $17,586).

25.  OTHER INCOME (EXPENSE), NET

Other income (expense), net is dissaggregated as follows:

	Three months ended		Nine months ended
	December 31,	December 31,	December 31,	December 31,
	2020	2019	2020	2019
Fair value changes on other financial assets	$281,359	$(77,300)	$385,219	$(188,122)
Fair value changes on liability arising from Acreage Arrangement	(303,000)	(30,000)	(249,849)	(265,190)
Fair value changes on convertible senior notes	(75,498)	6,726	(107,778)	202,566
Fair value change on warrant derivative liability	(193,998)	82,512	(93,455)	749,258
Fair value changes on acquisition related contingent consideration	(3,066)	4,718	39,803	3,078
Interest income	7,310	12,348	19,078	51,529
Interest expense	(1,030)	(2,240)	(3,708)	(4,611)
Foreign currency loss	710	(767)	(10,290)	(9,176)
Gain on acquisition/disposal of consolidated entity	-	61,775	-	61,775
Other (expense) income, net	(3,354)	191	(126)	(483)
	$(290,567)	$57,963	$(21,106)	$600,624

26.  INCOME TAXES

There have been no material changes to income tax matters in connection with normal course operations during the nine months ended December 31, 2020.

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

The Company continues to believe that the amount of unrealized tax benefits appropriately reflects the uncertainty of items that are or may in the future be under discussion, audit, dispute or appeal with a tax authority or which otherwise result in uncertainty in the determination of income for tax purposes. If appropriate, an unrealized tax benefit will be realized in the reporting period in which the Company determines that realization is not in doubt. Where the final determined outcome is different from the Company’s estimate, such difference will impact the Company’s income taxes in the reporting period during which such determination is made.

27.  ACREAGE ARRANGEMENT AND AMENDMENTS TO CBI INVESTOR RIGHTS AGREEMENT AND WARRANTS

Acreage Arrangement

On June 24, 2020, the Company and Acreage Holdings, Inc. (“Acreage”) entered into a proposal agreement to amend the terms of the existing plan of arrangement (the “Prior Arrangement”) made pursuant to an arrangement agreement (the “Acreage Arrangement Agreement”) between the Company and Acreage dated April 18, 2019, as amended on May 15, 2019. Pursuant to the terms of the Prior Arrangement, shareholders of Acreage and holders of certain securities convertible into Existing SVS (as defined below) as of June 26, 2019, received an immediate aggregate total payment of US$300,000 ($395,190) in exchange for granting Canopy Growth both the right and the obligation (the “Acreage financial instrument”) to acquire all of the issued and outstanding shares of Acreage following the occurrence or waiver of changes in U.S. federal law to permit the general cultivation, distribution, and possession of marijuana or to remove the regulation of such activities from the federal laws of the United States (the “Triggering Event”) and subject to the satisfaction or waiver of the conditions set out in the Acreage Arrangement Agreement.

In September 2020, Acreage obtained the requisite approvals of the shareholders of Acreage and the Supreme Court of British Columbia and on September 23, 2020, the Company and Acreage entered into a second amendment to the Acreage Arrangement Agreement and implemented an amended and restated plan of arrangement (the “Amended Arrangement”). The Amended Arrangement provides for, among other things, the following:

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
•

The new Class E subordinated voting shares (the “Fixed Shares”) have the same attributes as the Existing SVS and are listed on the Canadian Securities Exchange (the “CSE”) under the ticker symbol ACRG.A.U. Following the occurrence or waiver (at the discretion of Canopy Growth) of the Triggering Event and subject to the satisfaction or waiver of the conditions set out in the Acreage Arrangement Agreement (as modified in connection with the Amended Arrangement), Canopy Growth will acquire all of the issued and outstanding Fixed Shares based on an amended exchange ratio equal to 0.3048 of a common share to be received for each Fixed Share held (reduced from 0.5818 per Existing SVS pursuant to the Prior Arrangement). The foregoing exchange ratio for the Fixed Shares is subject to adjustment in accordance with the Amended Arrangement if, among other things, Acreage issues greater than the permitted number of Fixed Shares;

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

At December 31, 2020, the Acreage financial instrument represents a financial liability of $450,000 (March 31, 2020 – $250,000), as the estimated fair value of the Acreage business is less than the estimated fair value of the consideration to be provided upon the exercise of the Acreage financial instrument. Fair value changes of $(303,000) and $(249,849) were recognized in other income (expense), net in the three and nine months ended December 31, 2020, respectively (three and nine months ended December 31, 2019 – $(30,000) and $(265,190), respectively) (see Note 25). The fair value determination includes a high degree of subjectivity and judgment, which results in significant estimation uncertainty. See Note 23 for additional details on how the fair value of the Acreage financial instrument is calculated on a recurring basis. From a measurement perspective, the Company has elected the fair value option under ASC 825.

In connection with the Amended Arrangement, on September 23, 2020, an affiliate of the Company advanced US$50,000 ($66,995) to Universal Hemp, LLC, a wholly-owned subsidiary of Acreage (“Acreage Hempco”) pursuant to a secured debenture (“debenture”). In accordance with the terms of the debenture, the funds cannot be used, directly or indirectly, in connection with or for any cannabis or cannabis-related operations in the United States, unless and until such operations comply with all applicable laws of the United States. The debenture bears interest at a rate of 6.1% per annum, matures 10 years from the implementation of the Amended Arrangement (being September 23, 2030) or such earlier date in accordance with the terms of the debenture, and all interest payments made pursuant to the debenture are payable in cash by Acreage Hempco. The debenture is not convertible and is not guaranteed by Acreage.

The amount advanced on September 23, 2020 pursuant to the debenture has been recorded in other financial assets (see Note 11), and the Company has elected the fair value option under ASC 825 (see Note 23). At December 31, 2020, the estimated fair value of the debenture issued to an affiliate of the Company by Acreage Hempco was $26,561, measured using a discounted cash flow model, and fair value changes and foreign currency translation adjustments totaling $(17,120) and $(40,434) were recognized in other income (expense), net in the three and nine months ended December 31, 2020, respectively (see Note 25). An additional US$50,000 may be advanced pursuant to the debenture subject to the satisfaction of certain conditions by Acreage Hempco.

Amendment to the CBI Investor Rights Agreement and warrants

On April 18, 2019, certain wholly-owned subsidiaries of CBI and Canopy Growth entered into a second amended and restated investor rights agreement and a consent agreement. In connection with these agreements, on June 27, 2019, Canopy Growth (i) extended the term of the first tranche of warrants, which allow CBI to acquire 88.5 million additional shares of Canopy Growth for a fixed price of $50.40 per share (the “Tranche A Warrants”), to November 1, 2023; and (ii) replaced the second tranche of warrants with two new tranches of warrants (the “Tranche B Warrants” and the “Tranche C Warrants”) as follows:

•	the Tranche B Warrants are exercisable to acquire 38.5 million common shares at a price of C$76.68 per common share; and
•	the Tranche C Warrants are exercisable to acquire 12.8 million common shares at a price equal to the 5-day volume-weighted average price of the common shares immediately prior to exercise.

In connection with the Tranche B Warrants and the Tranche C Warrants, Canopy Growth will provide CBI with a share repurchase credit of up to $1.583 billion on the aggregate exercise price of the Tranche B Warrants and Tranche C Warrants in the event that Canopy Growth does not purchase for cancellation the lesser of (i) 27,378,866 common shares; and (ii) common shares with a value of $1.583 billion, during the period commencing on April 18, 2019 and ending on the date that is 24 months after the date that CBI exercises all of the Tranche A Warrants. The share repurchase credit feature is accounted for as a derivative liability, with the fair value continuing to be $nil at December 31, 2020.

The modifications to the Tranche A Warrants resulted in them meeting the definition of a derivative instrument under ASC 815 - Derivatives and Hedging (“ASC 815”). They continue to be classified in equity as the number of shares and exercise price were both fixed at inception.

The Tranche B Warrants are accounted for as derivative instruments measured at fair value in accordance with ASC 815. At December 31, 2020, the fair value of the warrant derivative liability was $415,946 (March 31, 2020 – $322,491), and fair value changes of $(193,998) and $(93,455) have been recognized in other income (expense), net in the three and nine months ended December 31, 2020, respectively (three and nine months ended December 31, 2019 – gains of $82,512 and $749,258, respectively) (see Note 25). The fair value determination includes a high degree of subjectivity and judgment, which results in significant estimation uncertainty. See Note 23 for additional details on how the fair value of the warrant derivative liability is calculated on a recurring basis.

The Tranche C Warrants are accounted for as derivative instruments, with the fair value continuing to be $nil at December 31, 2020.

28.  SEGMENT INFORMATION

Reportable segments

The Company operates in two segments: i) Cannabis, Hemp and Other Consumer Products, which encompasses the production, distribution and sale of a diverse range of cannabis, hemp-based, and other consumer products in Canada and internationally pursuant to applicable international and domestic legislation, regulations and permits; and ii) Canopy Rivers, a publicly-traded company in Canada, through which the Company provides growth capital and strategic support in the global cannabis sector, where federally lawful. Financial information for Canopy Rivers is included in the table below, and in Note 22. Refer to Note 19 for a description of the plan of arrangement with Canopy Rivers.

	December 31, 2020	March 31, 2020
Ownership interest	27%	27%
Cash and cash equivalents	$37,995	$46,724
Prepaid expenses and other current assets	5,839	11,598
Investments in associates	5,113	50,543
Other financial assets	250,532	146,812
Other long-term assets	23,260	22,058
Other liabilities	(38,389)	(2,771)
Noncontrolling interests	(219,388)	(211,086)
Equity attributable to Canopy Growth	$64,962	$63,878

Entity-wide disclosures

All property, plant and equipment are located in Canada, except for $462,083 which is located outside of Canada as at December 31, 2020 (March 31, 2020 – $499,059).

All revenues were principally generated in Canada during the three and nine months ended December 31, 2020, except for $61,468 and $155,126, respectively related to exported medical cannabis and cannabis related merchandise generated outside of Canada (three and nine months ended December 31, 2019 – $43,029 and $100,436, respectively).

For the three months ended December 31, 2020, one customer represented more than 10% of the Company’s net revenue (three months ended December 31, 2019 – one).

For the nine months ended December 31, 2020, one customer represented more than 10% of the Company’s net revenue (nine months ended December 31, 2019 – one).

29. SUBSEQUENT EVENTS

TerrAscend Option Agreement

On January 13, 2021, the Company entered into an option agreement to acquire 1,072,450 common shares of TerrAscend for US$10,500, conditional upon the occurrence or waiver of amendments to federal laws of the United States to permit the general cultivation, distribution and possession of marijuana or to remove the regulation of such activities from the federal laws of the United States.

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

•

Part 2 - Results of Operations.  This section provides an analysis of our results of operations for the third quarter of fiscal 2021 in comparison to the third quarter of fiscal 2020, and for the nine months ended December 31, 2020 in comparison to the nine months ended December 31, 2019.

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

•	expectations regarding the regulation of the U.S. hemp industry in the U.S., including the promulgation of regulations for the U.S. hemp industry by the USDA;
•	expectations regarding the potential success of, and the costs and benefits associated with, our acquisitions, joint ventures, strategic alliances, equity investments and dispositions;
•	the amended plan of arrangement with Acreage Holdings, Inc. (“Acreage”), including the satisfaction or waiver of the conditions to closing of such acquisition;
•	the plan of arrangement with Canopy Rivers Inc. (“Canopy Rivers”), including the satisfaction or waiver of the conditions to closing of such transaction;

•	the grant, renewal and impact of any license or supplemental license to conduct activities with cannabis or any amendments thereof;
•	our international activities and joint venture interests, including required regulatory approvals and licensing, anticipated costs and timing, and expected impact;
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

Subsequent to the passage of the U.S. Agricultural Improvement Act of 2018 in December 2018, we began building our hemp supply chain in the United States through our investment in hemp growing capability and in processing, extraction and finished goods manufacturing facilities. In September 2020, our Martha Stewart CBD line of premium quality, hemp-derived wellness gummies, oils and softgels was launched in the United States.

In June 2019, we implemented a plan of arrangement pursuant to an arrangement agreement with Acreage, a U.S. multi-state cannabis operator. In September 2020, following receipt of all required approvals, we entered into a second amendment to the arrangement agreement with Acreage and implemented an amended and restated plan of arrangement (the “Acreage Arrangement”). Pursuant to the Acreage Arrangement, following the occurrence or waiver (at our discretion) of changes in U.S. federal law to permit the general cultivation, distribution, and possession of marijuana or to remove the regulation of such activities from the federal laws of the United States (the “Triggering Event”) and subject to the satisfaction or waiver of the conditions set out in the arrangement agreement with Acreage, we (i) agreed to acquire approximately 70% of the issued and outstanding shares of Acreage, and (ii) obtained the right to acquire the other approximately 30% of the issued and outstanding shares of Acreage. The acquisition of Acreage, if completed, will provide a pathway into cannabis markets in the United States; however, we and Acreage will continue to operate as independent companies until the acquisition of Acreage is completed.

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

Our licensed operational capacity in Canada includes indoor, greenhouse and outdoor cultivation space; post-harvest processing and cannabinoid extraction capability; advanced manufacturing capability for vape products, softgel encapsulation and pre-rolled joints; a beverage production facility; and a chocolate manufacturing facility. These infrastructure investments allow us to supply the recreational and medical markets with a complimentary balance of flower products and extracted cannabinoid input for our oil, CBD and Cannabis 2.0 products. Additionally, we have built a hemp supply chain in the United States and hold the necessary licenses to cultivate and produce cannabis in Denmark.

We operate in two reportable segments:

•

Cannabis, Hemp and Other Consumer Products, which encompasses the production, distribution and sale of a diverse range of cannabis, hemp-based, and other consumer products in Canada and internationally pursuant to applicable international and domestic legislation, regulations and permits; and

•

Canopy Rivers, a publicly-traded company in Canada, through which we provide growth capital and strategic support in the global cannabis sector, where federally lawful. Canopy Rivers did not generate net revenue in the three and nine months ended December 31, 2020. Refer to “Recent Developments” below for a description of the plan of arrangement with Canopy Rivers.

Update on the COVID-19 Pandemic

Management has continued to closely monitor the impact of the COVID-19 global pandemic, with a focus on the health and safety of our employees, business continuity and supporting our communities. We established a COVID-19 Management Committee shortly after the declaration of COVID-19 as a global pandemic and implemented various measures to reduce the spread of the virus, as highlighted in the MD&A section of our Annual Report. We have continued to operate under the preventative measures as previously described and have experienced minimal disruption to our production and supply chain. As of the date of the filing of this Quarterly Report, all 33 of our corporate-owned retail stores are open and offering click-and-collect and in-store shopping. Our Canadian medical business, which operates as an e-commerce channel, has continued largely unchanged. Our international medical business operates primarily as a pharmacy model, with pharmacies being deemed essential businesses in Germany and other European countries in which we conduct business. In addition, since our non-production workforce continues to effectively work remotely using various technology tools, we are able to maintain our full operations and internal controls over financial reporting and disclosures.

Given the uncertainties associated with the COVID-19 pandemic, including those related to the use of our products by consumers, disruptions to the global and local economies due to related stay-at-home orders, quarantine policies and restrictions on travel, trade and business operations and a reduction in discretionary consumer spending, we are unable to estimate the impact of the COVID-19 pandemic on our business, financial condition, results of operations, and/or cash flows. The uncertain nature of the impacts of the COVID-19 pandemic may continue to affect our results of operations for the balance of fiscal 2021 and into the beginning of fiscal 2022.

We believe we have sufficient liquidity available from cash and cash equivalents and short-term investments on hand of $825.0 million and $768.6 million, respectively, at December 31, 2020, and from available capacity under our revolving debt facility to enable us to meet our working capital and other operating requirements, fund growth initiatives and capital expenditures, settle our liabilities, and repay scheduled principal and interest payments on debt. Refer to “Part 3 – Financial Liquidity and Capital Resources” for further information.

Recent Developments

Restructuring Actions and Sale of British Columbia Production Facilities

In December 2020, as the partial outcome of an ongoing end-to-end strategic review of our operations, we announced a series of Canadian operational changes designed to streamline our operations and further improve our gross margins. We have ceased operations at our sites in St. John’s, Newfoundland and Labrador; Fredericton, New Brunswick; Edmonton, Alberta; Bowmanville, Ontario; as well as our outdoor cannabis grow operations in Saskatchewan. As a result of these restructuring actions, we eliminated approximately 220 full-time positions. Additionally, we (i) completed the sale of our production facilities in Aldergrove and Delta, British Columbia in December 2020 and January 2021, respectively, for combined proceeds of $40.7 million; and (ii) completed our strategy shift in Latin America that we commenced in the fourth quarter of fiscal 2020.

As a result of the restructuring actions described above and adjustments to the net book value of our production facilities in British Columbia in order to reflect their selling prices, we recorded pre-tax charges totaling $400.4 million in the third quarter of fiscal 2021 in asset impairment and restructuring costs, and recorded a write-down of inventory in the amount of $15.6 million in cost of goods sold. These charges are detailed below under “Part 2 – Results of Operations”.

Canopy Rivers Arrangement Agreement

In December 2020, we entered into an arrangement agreement (the “Canopy Rivers Arrangement Agreement”) with our wholly-owned subsidiary The Tweed Tree Lot Inc. (“Tweed NB”), Canopy Rivers and its wholly-owned subsidiary Canopy Rivers Corporation (“CRC”), pursuant to which we will acquire certain assets from CRC, as set out below, in exchange for cash, common shares in the capital of Canopy Growth and the surrender of all shares in the capital of Canopy Rivers held by us by way of a plan of arrangement under the Business Corporations Act (Ontario) (the “Arrangement”).

Pursuant to the Arrangement, we will increase our conditional ownership interest in TerrAscend Corp. (“TerrAscend”) through the acquisition of (i) 19,445,285 exchangeable shares in the capital of TerrAscend; (ii) 2,225,714 common share purchase warrants in the capital of TerrAscend with an exercise price of $5.95 per share; (iii) 333,723 common share purchase warrants in the capital of TerrAscend with an exercise price of $6.49 per share; and (iv) a $13.2 million loan receivable owing by TerrAscend Canada Inc. (“TerrAscend Canada”) to CRC. The securities in the capital of TerrAscend are not currently convertible or exercisable, and will not be convertible or exercisable until federal laws in the United States with respect to marijuana are amended. Subject to certain rights of first refusal, pursuant to the Arrangement, we will also acquire all of the common shares and Class A preferred shares in the capital of

Les Serres Vert Cannabis Inc. (“Vert Mirabel”) held by CRC. In addition, all of the obligations of Tweed NB owing to CRC pursuant to a royalty agreement between the parties will be terminated.

We currently own 36,468,318 Class B multiple voting shares and 15,223,938 Class A subordinate voting shares in the capital of Canopy Rivers. Pursuant to the Arrangement, all of the shares held by us will be repurchased by Canopy Rivers for cancellation on a cashless basis. We will not have any equity, debt or other interest in Canopy Rivers following completion of the Arrangement.

As additional consideration for the assets being transferred and the termination of the royalty agreement, we will make a cash payment to CRC of $115.0 million and issue an aggregate of up to 3,750,000 common shares.

The Arrangement remains subject to approval by the shareholders of Canopy Rivers at a special shareholder meeting expected to be held on February 16, 2021. The Arrangement does not require the approval of our shareholders. In addition to Canopy Rivers shareholder approval, the Arrangement is subject to applicable approvals by the Ontario Superior Court of Justice and certain other closing conditions.

PharmHouse

PharmHouse Inc. (“PharmHouse”), a joint venture formed on May 7, 2018, between Canopy Rivers and 2615975 Ontario Limited (the “PharmHouse JV Partner”), is a company licensed to cultivate cannabis under the Cannabis Act.

CCAA Proceedings

During the nine months ended December 31, 2020, PharmHouse determined that the previously anticipated timeline to generate cash flows from its offtake agreements with Canopy Growth and TerrAscend Canada would not be met, and the ultimate timing and receipt of cash inflows pursuant to these agreements became uncertain. As a result of this, as well as broader sector-wide challenges impacting the Canadian cannabis industry, PharmHouse did not have sufficient liquidity and capital resources to meet its business objectives and became unable to meet its financial obligations as they became due.

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

On October 29, 2020, PharmHouse received approval from the Court to commence its Sale and Investor Solicitation Process (“SISP”). The SISP is intended to solicit interest in, and opportunities for, a sale of, or investment in, all or part of PharmHouse’s assets or business. This may include a restructuring, recapitalization, or other form of reorganization of PharmHouse’s business and affairs. Phase one of the SISP concluded on November 30, 2020, and a number of non-binding offers were received. PharmHouse, with the assistance of the Monitor and the SISP advisor, selected a number of parties to bring forward to the next phase of the SISP, and binding offers for phase two of the SISP are due on or about February 16, 2021.

PharmHouse Recoverability Assessment

As a result of the CCAA Proceedings and the Restructuring, we determined that there were indicators of impairment present for its investments in various PharmHouse-related financial assets. These investments are described below.

We performed impairment testing for the various PharmHouse-related financial assets by estimating the fair value of PharmHouse en bloc. Due to the lack of profitable operating history for PharmHouse as a cannabis entity, we estimated the fair value of PharmHouse en bloc using an asset-based approach to value PharmHouse’s assets under an orderly liquidation scenario where cannabis operations are not continued at PharmHouse’s facility and the greenhouse is sold for purposes other than cannabis cultivation. This amount was then compared to the carrying values of the various PharmHouse-related financial instruments held by Canopy Growth, in sequence based on the priority of claims on PharmHouse’s assets (the “PharmHouse Recoverability Assessment”). The significant components of this fair value analysis included PharmHouse’s greenhouse facility and retrofits, separable machinery and equipment, saleable inventory, and cash. Significant unobservable inputs used to determine the fair value of PharmHouse’s assets include the selling price per square foot for PharmHouse’s greenhouse facility; the recoverability percentage on the liquidation of PharmHouse’s property, plant and equipment; the selling price per gram of PharmHouse’s existing cannabis inventory; and adjustments for the risk of fair value changes and liquidity. Based on the foregoing, we estimated the recoverable value of PharmHouse’s assets in an orderly liquidation scenario to be approximately $57.5 million. The impact of the PharmHouse Recoverability Assessment on Canopy Growth’s various PharmHouse-related financial instruments is described below.

PharmHouse Financial Guarantee

Prior to December 31, 2020, PharmHouse had entered into a syndicated credit agreement (as amended, the “PharmHouse Credit Agreement”) with a number of Canadian banks (the “Lenders”) to provide PharmHouse with a committed, non-revolving credit facility (the “PharmHouse Credit Facility”) with a maximum principal amount of $90.0 million, which was fully drawn. The obligations of PharmHouse under the PharmHouse Credit Facility are secured by guarantees of Canopy Rivers and CRC, and a pledge by CRC of all of the shares of PharmHouse held by it (the “PharmHouse Financial Guarantee”). Accordingly, if PharmHouse is not able to generate sufficient cash flows to service its obligations pursuant to the PharmHouse Credit Facility, we may be required to compensate the Lenders for their loss incurred on the PharmHouse Credit Facility. The PharmHouse Credit Agreement also contains other covenants applicable to Canopy Rivers and CRC.

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

As at December 31, 2020, we estimated the current expected credit loss related to its contingent obligation under the PharmHouse Financial Guarantee to be $32.5 million, and recognized a financial liability for this amount in the consolidated balance sheet (March 31, 2020 – $nil). During the three and nine months ended December 31, 2020, we recognized associated current expected credit losses of $7.5 million and $32.5 million, in net income (loss) for the three and nine months ended December 31, 2020, respectively (three and nine months ended December 31, 2019 – $nil).

Other financial assets, including loans receivable

As at December 31, 2020, CRC had advanced $40.0 million of secured debt financing pursuant to a shareholder loan agreement with PharmHouse (March 31, 2020 – $40.0 million). The shareholder loan has a three-year term and an annual interest rate of 12%, with interest calculated monthly (effective as at the date principal is advanced) and payable quarterly upon the achievement of certain sales-related milestones.

As at December 31, 2020, CRC had advanced $2.5 million to PharmHouse pursuant to a secured demand promissory note (March 31, 2020 – $2.5 million). The secured demand promissory note is non-interest bearing both before and after demand or default. Based on the terms of the secured demand promissory note, we had recognized the secured demand promissory note as a financial asset initially recorded at fair value and subsequently measured at amortized cost.

On August 4, 2020, CRC entered into an unsecured demand promissory note agreement with PharmHouse, pursuant to which it made total advances of $1.2 million between August 4, 2020, and September 8, 2020. The unsecured promissory note bears interest at a rate of 12% per annum, calculated and compounded monthly, and is payable on the demand date. Based on the terms of the unsecured demand promissory note, we recognized the instrument as a financial asset initially recorded at fair value and subsequently measured at amortized cost.

Pursuant to the Initial Order, CRC entered into an agreement to provide a super-priority, debtor-in-possession (“DIP”) interim, non-revolving credit facility up to a maximum principal amount of $7.2 million (the “DIP Financing”) to enable PharmHouse to continue its day-to-day operations throughout the anticipated Restructuring. The DIP Financing, which is subordinate to PharmHouse’s obligations to the Lenders under the PharmHouse Credit Facility, bears interest at a rate of 8% per annum, calculated and compounded monthly and payable on the maturity date, which is the earlier of December 29, 2020, and the date the CCAA Proceedings are terminated. On December 15, 2020, the DIP Financing agreement entered into between CRC and PharmHouse was amended. As a result of this amendment, the maximum principal amount available to be drawn by PharmHouse pursuant to the DIP Financing increased from $7.2 million to $9.7 million, and the maturity date was extended from December 29, 2020 to February 28, 2021. On December 18, 2020, the Court approved the DIP Financing amendment and extended the stay of proceedings in respect of PharmHouse until February 28, 2021, inclusively. As at December 31, 2020, CRC had advanced $8.3 million pursuant to the DIP Financing.

As a result of the PharmHouse Recoverability Assessment described above, we recognized current expected credit losses of $7.5 million and $32.5 million for the three and nine months ended December 31, 2020, respectively, related to the contingent obligation under the PharmHouse Financial Guarantee. We also concluded that the following amounts may not be recoverable: (i) $8.3 million advanced pursuant to DIP Financing, of which $6.2 million was advanced in the three months ended December 31, 2020; (ii) $40.0 million advanced under the shareholder loan agreement; (iii) $2.5 million advanced under the secured demand promissory note; (iv) $1.2 million advanced under the unsecured demand promissory note; and (v) $9.0 million in interest receivable in relation to the aforementioned financial instruments. Additionally, it was determined that certain advances in the amount of $15.0 million provided to PharmHouse by Canopy Growth may not be recoverable. Accordingly, we recorded expected credit losses on financial assets and related charges of $13.7 million and $108.5 million for the three and nine months ended December 31, 2020, respectively (three and nine months ended December 31, 2019 – $nil).

PharmHouse equity method investment

As at December 31, 2020, CRC owned 10,998,660 common shares of PharmHouse (March 31, 2020 – 10,998,660 common shares), representing a 49% equity interest on a non-diluted basis. CRC has not yet received any distributions on account of its common share investment in PharmHouse. As a result of the PharmHouse Recoverability Assessment described above, we determined that there was an other-than-temporary-impairment and recognized an impairment charge for the full amount of its equity method investment of $32.4 million in the second quarter of fiscal 2021.

Refer to “Canopy Rivers Arrangement Agreement” above for a description of the plan of arrangement with Canopy Rivers.

TerrAscend Option Agreement

On January 13, 2021, we entered into an option agreement to acquire 1,072,450 common shares of TerrAscend for US$10.5 million, conditional upon the occurrence or waiver of amendments to federal laws of the United States to permit the general cultivation, distribution and possession of marijuana or to remove the regulation of such activities from the federal laws of the United States.

Part 2 - Results of Operations

Discussion of Third Quarter of Fiscal 2021 Results of Operations

	Three months ended December 31,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2020	2019	Change	% Change
Selected financial information:
Net revenue	$152,528	$123,764	$28,764	23%
Gross margin percentage	16%	31%	-	(15%)
Net loss	$(829,251)	$(109,634)	$(719,617)	(656%)
Net loss attributable to Canopy Growth Corporation	$(904,380)	$(91,354)	$(813,026)	(890%)
Loss per share - basic and diluted[1]	$(2.43)	$(0.26)	$(2.17)	(835%)

[1]For the three months ended December 31, 2020, the weighted average number of outstanding common shares, basic and diluted, totaled 372,908,767. For the three months ended December 31, 2019, the weighted average number of outstanding common shares, basic and diluted, totaled 348,530,622.

Revenue

Revenue by Channel	Three months ended December 31,
(in thousands of Canadian dollars)	2020	2019	$ Change	% Change
Recreational net revenue
Business-to-business[1]	$43,129	$42,997	$132	-
Business-to-consumer	20,224	15,242	4,982	33%
	63,353	58,239	5,114	9%
Medical net revenue
Canadian[2]	13,947	13,440	507	4%
International	21,505	18,701	2,804	15%
	35,452	32,141	3,311	10%
Cannabis net revenue	98,805	90,380	8,425	9%

Other revenue	53,723	33,384	20,339	61%
Net revenue	$152,528	$123,764	$28,764	23%

[1] Reflects excise taxes of $15,977 and other revenue adjustments, representing our determination of returns and pricing adjustments, of $3,750 for the three months ended December 31, 2020 (three months ended December 31, 2019 - excise taxes of $10,457 and other revenue adjustments of $5,343).

[2] Reflects excise taxes of $1,402 for the three months ended December 31, 2020 (three months ended December 31, 2019 - $1,325).

Revenue by Form	Three months ended December 31,
(in thousands of Canadian dollars)	2020	2019	$ Change	% Change
Recreational revenue by form
Dry bud[1]	$66,210	$69,283	$(3,073)	(4%)
Oils and softgels[1]	7,292	4,756	2,536	53%
Cannabis 2.0 products	9,578	-	9,578	-
Other revenue adjustments	(3,750)	(5,343)	1,593	30%
Excise taxes	(15,977)	(10,457)	(5,520)	(53%)
	63,353	58,239	5,114	9%
Medical revenue by form
Dry bud	9,000	9,243	(243)	(3%)
Oils and softgels	26,951	24,223	2,728	11%
Cannabis 2.0 products	903	-	903	-
Excise taxes	(1,402)	(1,325)	(77)	(6%)
	35,452	32,141	3,311	10%
Cannabis net revenue	98,805	90,380	8,425	9%

Other revenue	53,723	33,384	20,339	61%
Net revenue	$152,528	$123,764	$28,764	23%

[1] Excludes the impact of other revenue adjustments.

Net revenue in the third quarter of fiscal 2021 was $152.5 million, as compared to $123.8 million in the third quarter of fiscal 2020. The year-over-year increase is primarily attributable to growth in other revenue, the Canadian recreational business-to-consumer channel, and revenue from C3.

Recreational

Canadian recreational net revenue in the third quarter of fiscal 2021 was $63.4 million, as compared to $58.2 million in the third quarter of fiscal 2020.

Net revenue from the business-to-business channel in the third quarter of fiscal 2021 was $43.1 million, consistent with the $43.0 million generated in the third quarter of fiscal 2020. Our business-to-business gross revenue improved year-over-year due primarily to (i) the overall increase in demand resulting from the opening of 305 new retail stores across Canada in the third quarter of fiscal 2021 (nearly 170 of which were in Ontario); and (ii) the introduction of our Cannabis 2.0 products. However, these improvements were partially offset by an unfavorable product mix due primarily to an increase in the volume of value-priced dried flower product sold compared to the prior year.

Revenue from the business-to-consumer channel in the third quarter of fiscal 2021 was $20.2 million, as compared to $15.2 million in the third quarter of fiscal 2020. The year-over-year increase is primarily attributable to (i) the benefit of holiday promotional campaigns held in the third quarter of fiscal 2021, and the continuing broadening of our brand and product offerings at our retail locations, including the introduction of new value-priced dried flower products, vapes, and cannabis-infused beverages; and (ii) the build-out of our retail store platform across Canada. At December 31, 2020, we operated 33 corporate-owned Tweed and Tokyo Smoke retail stores, an increase from 22 stores at December 31, 2019.

Medical

Medical cannabis net revenue in the third quarter of fiscal 2021 was $35.5 million, as compared to $32.1 million in the third quarter of fiscal 2020. Canadian medical net revenue in the third quarter of fiscal 2021 was $13.9 million, as compared to $13.4 million in the third quarter of fiscal 2020. The year-over-year increase is due primarily to the continued broadening of our brand and medical cannabis product offerings available on the Spectrum Therapeutics online store in response to customer demand, including the introduction of pre-rolled joints, vapes and cannabis-infused chocolates, and holiday promotions.

International medical revenue in the third quarter of fiscal 2021 was $21.5 million, as compared to $18.7 million in the third quarter of fiscal 2020. C3 contributed revenue of $17.6 million in the third quarter of fiscal 2021, a year-over-year increase of $2.9 million due primarily to growth in our customer base relative to the prior year. Our German medical business contributed revenue of $3.9 million in the third quarter of fiscal 2021, consistent with the comparative period.

Other

Other revenue is comprised of revenue related to (i) vaporizers sold by Storz & Bickel; (ii) beauty, skincare, wellness and sleep products, some of which have been blended with hemp-derived CBD isolate, sold by This Works; (iii) sports nutrition beverages, mixes, protein, gum and mints, some of which have been infused with hemp-derived CBD isolate, sold by BioSteel; (iv) our United States CBD business; and (v) other strategic revenue sources such as our clinic partners.

Other revenue in the third quarter of fiscal 2021 was $53.7 million, as compared to $33.4 million in the third quarter of fiscal 2020. The year-over-year increase of $20.3 million is primarily due to the continued strong performance by Storz & Bickel, revenue improvement at BioSteel, growth in our United States CBD business, and revenue growth at This Works.

Revenue from Storz & Bickel was $24.1 million in the third quarter of fiscal 2021, a year-over-year increase of $8.3 million due primarily to the expansion of our distribution network in the United States. Additionally, This Works contributed revenue totaling $10.9 million in the third quarter of fiscal 2021, a year-over-year increase of $2.6 million due primarily to the expansion of distribution to both direct-to-consumer and third-party e-commerce channels, and new product launches.

Cost of Goods Sold and Gross Margin

	Three months ended December 31,
(in thousands of Canadian dollars except where indicated)	2020	2019	$ Change	% Change
Net revenue	$152,528	$123,764	$28,764	23%

Cost of goods sold	$127,943	$85,556	$42,387	50%
Gross margin	24,585	38,208	(13,623)	(36%)
Gross margin percentage	16%	31%	-	(15%)

Cost of goods sold in the third quarter of fiscal 2021 was $127.9 million, as compared to $85.6 million in the third quarter of fiscal 2020. Our gross margin in the third quarter of fiscal 2021 was $24.6 million, or 16% of net revenue, as compared to a gross margin of $38.2 million and gross margin percentage of 31% of net revenue in the third quarter of fiscal 2020. The year-over-year decrease in the gross margin percentage was primarily attributable to:

•

Restructuring charges totaling $15.6 million recorded in the third quarter of fiscal 2021, relating primarily to the closure of several of our production facilities in Canada as described above in “Recent Developments”.

•

Operating costs relating to facilities not yet cultivating or producing cannabis, not yet producing cannabis-related products or having under-utilized capacity. In the third quarter of fiscal 2021, these costs amounted to $13.9 million and primarily related to start-up costs associated with our gummy production facility in Smiths Falls and our facilities in the United States, and under-utilized capacity associated with our indoor facility in Newfoundland prior to its closure in early December, as discussed in “Recent Developments” above. Comparatively, our gross margin percentage in the third quarter of fiscal 2020 was impacted by operating costs of $8.1 million relating to facilities not yet cultivating or processing cannabis, not yet producing cannabis-related products or having under-utilized capacity, primarily related to start-up costs associated with our advanced manufacturing and beverage facilities in Smiths Falls, our greenhouse in Denmark, and under-utilized capacity associated with our KeyLeaf extraction facility in Saskatchewan.

Operating Expenses

	Three months ended December 31,
(in thousands of Canadian dollars)	2020	2019	$ Change	% Change
Operating expenses
General and administrative	$52,125	$67,812	$(15,687)	(23%)
Sales and marketing	53,682	63,382	(9,700)	(15%)
Research and development	13,957	20,808	(6,851)	(33%)
Acquisition-related costs	3,095	3,256	(161)	(5%)
Depreciation and amortization	21,219	13,652	7,567	55%
Selling, general and administrative expenses	144,078	168,910	(24,832)	(15%)

Share-based compensation	18,315	56,763	(38,448)	(68%)
Share-based compensation related to acquisition milestones	1,648	4,916	(3,268)	(66%)
Share-based compensation expense	19,963	61,679	(41,716)	(68%)

Expected credit losses on financial assets and related charges	13,735	-	13,735	-

Asset impairment and restructuring costs	400,422	-	400,422	-
Total operating expenses	$578,198	$230,589	$347,609	151%

Selling, general and administrative expenses

Selling, general and administrative expenses in the third quarter of fiscal 2021 were $144.1 million, as compared to $168.9 million in the third quarter of fiscal 2020.

General and administrative expense in the third quarter of fiscal 2021 was $52.1 million, as compared to $67.8 million in the third quarter of fiscal 2020. The year-over-year decrease is due primarily to a reduction in costs attributable to the restructuring actions initiated in the fourth quarter of fiscal 2020, resulting from an organizational and strategic review of our business. Accordingly, as we exited non-strategic geographies and began streamlining our operations, we realized reductions related to (i) compensation costs for finance, information technology, legal and other administrative functions; (ii) facilities and insurance costs; (iii) scaling-back on our expansion and business development initiatives; and (iv) other professional consulting fees.

Sales and marketing expense in the third quarter of fiscal 2021 was $53.7 million, as compared to $63.4 million in the third quarter of fiscal 2020. In the comparative prior period we incurred costs attributable to product marketing and brand awareness advertising and media campaigns largely in support of the launch and penetration of our Cannabis 2.0 portfolio of products in Canada. These costs did not recur to the same extent in the third quarter of fiscal 2021. This decrease was partially offset by (i) an increase in sponsorship fees relating to BioSteel’s partnerships deals with the Toronto Raptors and Dallas Mavericks, and promotional and sales and marketing staff compensation costs supporting BioSteel’s launch of ready-to-drink beverages across the United States through their distribution network; and (ii) increased brand and advertisement agency spending in support of our United States CBD business.

Research and development expense in the third quarter of fiscal 2021 was $14.0 million, as compared to $20.8 million in the third quarter of fiscal 2020. The year-over-year decrease is primarily attributable to a reduction in costs due to the restructuring actions initiated in the fourth quarter of fiscal 2020 and continuing throughout fiscal 2021. As we rationalized our research and development activities, we realized reductions in compensation costs and curtailed certain research and development projects for which we had incurred costs in the third quarter of fiscal 2020.

Acquisition-related costs in the third quarter of fiscal 2021 were $3.1 million, relatively consistent with $3.3 million in the third quarter of fiscal 2020. In the third quarter of fiscal 2021, costs were incurred in relation to the Canopy Rivers Arrangement Agreement, as described in “Recent Developments” above, and evaluating other potential acquisition opportunities. Comparatively, in the third quarter of fiscal 2020, we completed the acquisitions of BioSteel and the unowned interest in Beckley Canopy Therapeutics (“BCT”), and the transaction to launch More Life Growth Company (“More Life”).

Depreciation and amortization expense in the third quarter of fiscal 2021 was $21.2 million, as compared to $13.7 million in the third quarter of fiscal 2020. The year-over-year increase is primarily attributable to the growth in our network of corporate-owned

Tweed and Tokyo Smoke retail stores, the implementation of information technology software projects, and the growth in our business through acquisitions.

Share-based compensation expense

Share-based compensation expense in the third quarter of fiscal 2021 was $18.3 million, as compared to $56.8 million in the third quarter of fiscal 2020. The year-over-year decrease is primarily attributable to:

•

The significant number of stock options that were granted in previous years at relatively higher exercise prices, which impacted share-based compensation expense more significantly in previous periods. We granted 22.1 million stock options in fiscal 2019 at a weighted average price of $51.49 per option, as compared to 9.5 million options in fiscal 2020 at a weighted average price of $33.87. The decrease in the number of stock option grants from fiscal 2019 to fiscal 2020 was due to the modification of our share-based compensation program in fiscal 2020; only 433,199 options were granted in the nine months ended December 31, 2020, as compared to 8.3 million in the comparative period; and

•

The forfeiture or cancellation of 5.9 million stock options in fiscal 2020 and the forfeiture of another 7.3 million stock options in the nine months ended December 31, 2020 resulting primarily from restructuring actions commenced in the fourth quarter of fiscal 2020. These forfeitures and cancellations also contributed to a year-over-year reduction in share-based compensation expense.

As a result of the changes described above to our share-based compensation program leading to a reduction in the number of stock option grants, stock option exercises and the forfeiture of stock options in recent quarters, 22.5 million stock options were outstanding at December 31, 2020, as compared to 33.6 million at December 31, 2019.

Share-based compensation expense related to acquisition milestones in the third quarter of fiscal 2021 was $1.6 million, as compared to $4.9 million in the third quarter of fiscal 2020. The year-over-year decrease is primarily related to the restructuring of our operations in Colombia in the fourth quarter of fiscal 2020, which resulted in the acceleration of share-based compensation expense related to the unvested milestones associated with the acquisitions of Spectrum Colombia S.A.S. (“Spectrum Colombia”) and Canindica Capital Ltd. (“Canindica”). As a result, there is no remaining share-based compensation expense to be recognized in association with the Spectrum Colombia acquisition, and only a minimal amount of remaining share-based compensation expense to be recognized in association with the Canindica acquisition.

Expected credit losses on financial assets and related charges

In the third quarter of fiscal 2021, we recorded expected credit losses on financial assets and related charges in the amount of $13.7 million, in relation to our equity investment in PharmHouse, as discussed in “Recent Developments” above.

Asset impairment and restructuring costs

Asset impairment and restructuring costs recorded in operating expenses in the third quarter of fiscal 2021 were $400.4 million.

Due to the restructuring actions resulting in the closure of certain of our sites in Canada in the third quarter of fiscal 2021 as described in “Recent Developments” above, we abandoned or impaired certain of our production facilities and intangible assets. A loss totaling $352.6 million was recognized in the third quarter of fiscal 2021 representing the difference between the net book value of the long-lived assets and their estimated salvage value or fair value. Of this loss, $298.2 million related to property, plant and equipment and $54.4 million related to facility licenses and other intangible assets. The losses related to property, plant and equipment were primarily attributable to buildings and greenhouses, production and warehouse equipment, and right-of-use assets. Additionally, we recognized contractual and other settlement obligations of $13.1 million and employee-related and other restructuring costs of $1.9 million.

Additionally, as a result of the sale of our production facilities in Aldergrove and Delta, British Columbia in December 2020 and January 2021, respectively, and the completion of our strategy shift in Latin America that we commenced in the fourth quarter of fiscal 2020, we recognized a loss totaling $28.4 million in the third quarter of fiscal 2021 representing the difference between the net book value of the long-lived assets and their selling prices. Additionally, we recognized costs totaling $4.4 million related to contractual and other settlement obligations, employee-related costs, and other restructuring costs associated with the remediation of damages caused by the fire at the Delta facility in November, the closure of the facilities in British Columbia, and their sale.

Other

	Three months ended December 31,
(in thousands of Canadian dollars)	2020	2019	$ Change	% Change
Loss from equity method investments	$(671)	$(2,664)	$1,993	75%
Other income (expense), net	(290,567)	57,963	(348,530)	(601%)
Income tax recovery	15,600	27,448	(11,848)	(43%)

Loss from equity method investments

The loss from equity method investments in the third quarter of fiscal 2021 was $0.7 million, as compared to $2.7 million in the third quarter of fiscal 2020. The year-over-year decrease in the loss is primarily attributable to (i) the impairment of our equity investment in PharmHouse in the second quarter of fiscal 2021, as no further equity method losses were recognized in respect of this equity investment in the third quarter of fiscal 2021; and (ii) improved performance by CanapaR prior to its sale by Canopy Rivers in late December 2020.

Other income (expense), net

Other income (expense), net in the third quarter of fiscal 2021 was an expense amount of $290.6 million, as compared to an income amount of $58.0 million in the third quarter of fiscal 2020. The year-over-year change of $348.5 million from an income amount to an expense amount is primarily attributable to:

•

Change of $276.5 million related to fair value changes on the warrant derivative liability associated with the Tranche B Warrants held by CBI, from an income amount of $82.5 million in the third quarter of fiscal 2020 to an expense amount of $194.0 million in the third quarter of fiscal 2021. The increase of $194.0 million in the fair value of the warrant derivative liability (resulting in non-cash expense) in the third quarter of fiscal 2021 is primarily attributable to an increase of approximately 64% in our share price from October 1, 2020 to December 31, 2020, partially offset by changes during the quarter in certain other assumptions used to value the liability, including the risk-free interest rate. Comparatively, the decrease of $82.5 million in the fair value of the warrant derivative liability in the third quarter of fiscal 2020 was attributable to a decline of approximately 5% in our share price from October 1, 2019 to December 31, 2019.

•

Increase in non-cash expense of $273.0 million related to the fair value changes on the liability arising from the Acreage Arrangement, from $30.0 million in the third quarter of fiscal 2020 to $303.0 million in the third quarter of fiscal 2021. On a quarterly basis, we determine the fair value of the liability arising from the Acreage Arrangement using a probability-weighted expected return model, incorporating several potential scenarios and outcomes associated with the Acreage Arrangement. The current quarter expense amount, associated with an increase in the liability arising from the Acreage Arrangement, is primarily attributable to an increase of approximately 64% in our share price from October 1, 2020 to December 31, 2020, relative to an increase of approximately 2% in Acreage’s share price during that same period. As a result, the model in the third quarter of fiscal 2021 reflects a higher estimated value of the Canopy Growth shares expected to be issued at the exchange ratio of 0.3048 upon a Triggering Event, relative to the estimated value of the Acreage shares expected to be acquired at that time. Comparatively, the expense amount of $30.0 million in the third quarter of fiscal 2020 was primarily attributable to overall declines, in that quarter, in both Canopy Growth’s and Acreage’s share prices.

•

Change of $82.2 million related to the non-cash fair value changes on our senior convertible notes, from an income amount of $6.7 million in the third quarter of fiscal 2020 to an expense amount of $75.5 million in the third quarter of fiscal 2021. The year-over-year change is primarily due to the increase of approximately 64% in our share price from October 1, 2020 to December 31, 2020, as compared to a decline of approximately 5% in our share price in the third quarter of fiscal 2020.

•

In the third quarter of fiscal 2020, we recognized gains of $61.8 million in relation to (i) our acquisition of the unowned interest in BCT, which increased our total ownership to 100% of BCT’s issued and outstanding shares ($39.5 million); and (ii) our disposal of a previously-consolidated subsidiary in conjunction with the transaction completed to launch More Life ($22.3 million). No such transactions resulting in gains occurred in the third quarter of fiscal 2021.

•

Change of $358.7 million related to non-cash fair value changes on our other financial assets, from an expense amount of $77.3 million in the third quarter of fiscal 2020 to an income amount of $281.4 million in the third quarter of fiscal 2021. The current quarter income amount is primarily attributable to fair value increases relating to our investments in the TerrAscend exchangeable shares ($210.0 million), and the TerrAscend Canada secured debenture and TerrAscend warrants (totaling $86.4 million), driven largely by an increase of approximately 120% in TerrAscend’s share price from October 1 to December 31, 2020 and a re-assessment of the probability and timing of changes in federal laws in the United States regarding the permissibility of the cultivation, distribution or possession of marijuana. Partially offsetting these year-over-year fair value increases was a fair value decrease of $15.0 million representing the difference between the loan advanced to a wholly-owned subsidiary of Acreage (“Acreage Hempco”) and the debenture’s estimated fair value measured using a discounted cash flow model. Comparatively, in the third quarter of fiscal 2020 the expense amount was primarily driven by a decrease of $42.0 million in the fair value of our exchangeable shares in TerrAscend, primarily attributable to a decline in TerrAscend’s share price during the quarter, and fair value decreases for several of our other investments which were in-line with the broader decline in the Canadian cannabis market at that time.

Income tax recovery

Income tax recovery in the third quarter of fiscal 2021 was $15.6 million, compared to income tax recovery of $27.4 million in the third quarter of fiscal 2020. In the third quarter of fiscal 2021, the income tax recovery consisted of a deferred income tax recovery of $16.6 million (compared to a recovery of $33.9 million in the third quarter of fiscal 2020) and current income tax expense of $1.0 million (compared to an expense of $6.5 million in the third quarter of fiscal 2020).

The decrease of $17.3 million in the deferred income tax recovery is primarily a result of (i) recording a reduction in deferred tax liabilities that arose in connection with the required revaluation of the accounting carrying value, but not the tax basis, of property, plant and equipment, intangible assets, and other financial assets; and (ii) the recognition of losses carried forward net of the use of losses carried forward from prior years for which a deferred tax asset had been recorded. In connection with certain deferred tax assets, mainly in respect of losses for tax purposes, where the accounting criteria for recognition of an asset has yet to be satisfied and it is not probable that they will be used, the deferred tax asset has not been recognized.

The decrease of $5.5 million in the current income tax expense arose primarily in connection with acquired legal entities that generated income for tax purposes during prior periods that could not be reduced by the group’s tax attributes but whose current period income will now be reduced by the group’s tax attributes.

Net Loss

The net loss in the third quarter of fiscal 2021 was $829.3 million, as compared to a net loss of $109.6 million in the third quarter of fiscal 2020. The year-over-year increase in the net loss is primarily attributable to the year-over-year change in other income (expense), net, the asset impairment and restructuring costs recognized in the third quarter of fiscal 2021, and the other variances described above.

Segmented Analysis

In the third quarters of fiscal 2021 and fiscal 2020, all of our revenue was earned by the Cannabis, Hemp and Other Consumer Products segment. Canopy Rivers contributed net income of $101.7 million in the third quarter of fiscal 2021, of which $27.5 million was attributable to Canopy Growth. In the third quarter of fiscal 2020, Canopy Rivers contributed a net loss of $5.1 million, of which $1.4 million was attributable to Canopy Growth. The change from a net loss to net income is primarily attributable to fair value increases relating to Canopy Rivers’ investments in the TerrAscend exchangeable shares, for the reasons noted above. Refer to “Recent Developments” above for a description of the Canopy Rivers Arrangement Agreement.

Adjusted EBITDA (Non-GAAP Measure)

Our “Adjusted EBITDA” is a non-GAAP measure used by management that is not defined by U.S. GAAP and may not be comparable to similar measures presented by other companies. Management calculates Adjusted EBITDA as the reported net loss, adjusted to exclude income tax recovery (expense); other income (expense), net; loss on equity method investments; share-based compensation expense; depreciation and amortization expense; asset impairment and restructuring costs; expected credit losses on financial assets and related charges; restructuring costs recorded in cost of goods sold; and charges related to the flow-through of inventory step-up on business combinations, and further adjusted to remove acquisition-related costs. Accordingly, management believes that Adjusted EBITDA provides meaningful and useful financial information as this measure demonstrates the operating performance of businesses.

The following table presents Adjusted EBITDA for the three months ended December 31, 2020 and 2019:

	Three months ended December 31,
(in thousands of Canadian dollars)	2020	2019	$ Change	% Change
Net loss	$(829,251)	$(109,634)	$(719,617)	656%
Income tax recovery	(15,600)	(27,448)	11,848	43%
Other (income) expense, net	290,567	(57,963)	348,530	601%
Loss on equity method investments	671	2,664	(1,993)	(75%)
Share-based compensation[1]	19,963	61,679	(41,716)	(68%)
Acquisition-related costs	3,095	3,256	(161)	(5%)
Depreciation and amortization[1]	32,385	30,464	1,921	6%
Asset impairment and restructuring costs	400,422	-	400,422	-
Expected credit losses on financial assets and related charges	13,735	-	13,735	-
Restructuring costs recorded in cost of goods sold	15,637	-	15,637	-
Adjusted EBITDA[2]	$(68,376)	$(96,982)	$28,606	29%

[1] From Condensed Interim Consolidated Statements of Cash Flows.

[2]Adjusted EBITDA is a non-GAAP measure and is calculated as the reported net loss, adjusted to exclude income tax (expense) recovery; other income (expense), net; loss on equity method investments; share-based compensation expense; depreciation and amortization expense; asset impairment and restructuring costs; expected credit losses on financial assets and related charges; restructuring costs recorded in cost of goods sold; and charges related to the flow-through of inventory step-up on business combinations, and further adjusted to remove acquisition-related costs.

The Adjusted EBITDA loss in the third quarter of fiscal 2021 was $68.4 million, as compared to the Adjusted EBITDA loss of $97.0 million in the third quarter of fiscal 2020. The year-over-year decrease in the Adjusted EBITDA loss is primarily attributable to the year-over-year reduction in our selling, general and administrative expense, as discussed above.

Discussion of Results of Operations for the Nine Months Ended December 31, 2020

	Nine months ended December 31,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2020	2019	Change	% Change
Selected financial information:
Net revenue	$398,210	$290,859	$107,351	37%
Gross margin percentage	14%	21%	-	(7%)
Net loss	$(1,054,125)	$(61,035)	$(993,090)	(1627%)
Net loss attributable to Canopy Growth Corporation	$(1,044,942)	$(18,305)	$(1,026,637)	(5609%)
Loss per share - basic and diluted[1]	$(2.83)	$(0.05)	$(2.78)	(5560%)

[1]For the nine months ended December 31, 2020, the weighted average number of outstanding common shares, basic and diluted, totaled 369,418,037. For the nine months ended December 31, 2019, the weighted average number of outstanding common shares, basic and diluted, totaled 346,877,660.

Revenue

Revenue by Channel	Nine months ended December 31,
(in thousands of Canadian dollars)	2020	2019	$ Change	% Change
Recreational net revenue
Business-to-business[1]	$120,286	$90,732	$29,554	33%
Business-to-consumer	48,263	38,980	9,283	24%
	168,549	129,712	38,837	30%
Medical net revenue
Canadian[2]	41,745	38,090	3,655	10%
International	59,170	47,287	11,883	25%
	100,915	85,377	15,538	18%
Cannabis net revenue	269,464	215,089	54,375	25%

Other revenue	128,746	75,770	52,976	70%
Net revenue	$398,210	$290,859	$107,351	37%

[1] Reflects excise taxes of $37,423 and other revenue adjustments, representing our determination of returns and pricing adjustments, of $10,900 for the nine months ended December 31, 2020 (nine months ended December 31, 2019 - excise taxes of $29,824 and other revenue adjustments of $46,070).

[2] Reflects excise taxes of $4,190 for the nine months ended December 31, 2020 (nine months ended December 31, 2019 - $3,875).

Revenue by Form	Nine months ended December 31,
(in thousands of Canadian dollars)	2020	2019	$ Change	% Change
Recreational revenue by form
Dry bud[1]	$170,234	$189,177	$(18,943)	(10%)
Oils and softgels[1]	22,034	16,429	5,605	34%
Cannabis 2.0 products	24,604	-	24,604	-
Other revenue adjustments	(10,900)	(46,070)	35,170	76%
Excise taxes	(37,423)	(29,824)	(7,599)	(25%)
	168,549	129,712	38,837	30%
Medical revenue by form
Dry bud	28,147	26,029	2,118	8%
Oils and softgels	75,012	63,223	11,789	19%
Cannabis 2.0 products	1,946	-	1,946	-
Excise taxes	(4,190)	(3,875)	(315)	(8%)
	100,915	85,377	15,538	18%
Cannabis net revenue	269,464	215,089	54,375	25%

Other revenue	128,746	75,770	52,976	70%
Net revenue	$398,210	$290,859	$107,351	37%

[1] Excludes the impact of other revenue adjustments.

Net revenue in the nine months ended December 31, 2020 was $398.2 million, as compared to $290.9 million in the nine months ended December 31, 2019. The year-over-year increase is primarily attributable to growth in other revenue, growth across both the Canadian recreational business-to-business and business-to-consumer channels, and growth in C3 revenue due both to strong performance and a full nine months of revenue contribution.

Recreational

Canadian recreational net revenue in the nine months ended December 31, 2020 was $168.5 million, as compared to $129.7 million in the nine months ended December 31, 2019.

Net revenue from the business-to-business channel in the nine months ended December 31, 2020 was $120.3 million, as compared to $90.7 million in the nine months ended December 31, 2019. Net revenue in the nine months ended December 31, 2019 was impacted by other revenue adjustments in the amount of $46.7 million related to our determination, primarily in the first two quarters of fiscal 2020, of returns and pricing adjustments associated primarily to the risk of over-supply of certain oil and softgel products. We also benefited in the current period from (i) an overall increase in demand resulting from the opening of over 620 new retail stores across Canada in the nine months ended December 31, 2020; and (ii) the introduction of our portfolio of Cannabis 2.0 product offerings. These favorable year-over-year variances were partially offset by lower sales of our dry bud products. We took steps to reposition our product offerings in the value-priced dried flower category in the first quarter of fiscal 2021, the effect of which began contributing to year-over-year improvement in our sales in this category in the second quarter of fiscal 2021. However, increased competition in that particular category of the recreational market – in the form of the number of competitive offerings, particularly those with higher THC potency, and aggressive pricing strategies adopted by some market participants – impacted sales of our dry bud products in the first quarter of fiscal 2021. Additionally, we were impacted by an unfavorable product mix due primarily to an increase in the volume of value-priced dried flower product sold compared to the prior year.

Revenue from the business-to-consumer channel in the nine months ended December 31, 2020 was $48.3 million, as compared to $39.0 million in the nine months ended December 31, 2019. The year-over-year increase is primarily attributable to (i) increased traffic and ticket size at our retail stores, due largely to the broadening of our brand and product offerings at our retail locations, including the introduction of new value-priced dried flower products, vapes, and cannabis-infused beverages; and (ii) the build-out of our retail store platform across Canada to 33 corporate-owned Tweed and Tokyo Smoke retail stores at December 31, 2020, an increase from 22 stores at December 31, 2019. Partially offsetting this increase was the adverse impact, predominantly in the first quarter of fiscal 2021, of the temporary closure of our retail stores in response to the COVID-19 pandemic and their re-opening, beginning in mid-April, with reduced hours and under a “click-and-collect” model with curbside pickup or delivery.

Medical

Medical cannabis net revenue in the nine months ended December 31, 2020 was $100.9 million, as compared to $85.4 million in the nine months ended December 31, 2019. Canadian medical net revenue in the nine months ended December 31, 2020 was $41.7 million, as compared to $38.1 million in the nine months ended December 31, 2019. The year-over-year increase is due primarily to (i) the continued broadening of our brand and medical cannabis product offerings available on the Spectrum Therapeutics online store in response to medical customer demand, including the introduction pre-rolled joints, vapes and cannabis-infused chocolates; and (ii) the convenience of our trusted medical cannabis e-commerce channel, which has been benefitting from the slower-than-expected opening of recreational retail stores in Ontario in fiscal 2021.

International medical revenue in the nine months ended December 31, 2020 was $59.2 million, as compared to $47.3 million in the nine months ended December 31, 2019. C3 (acquired in April 2019) contributed revenue totaling $46.6 million in the current period, a year-over-year increase of $9.0 million. In addition to the full nine months of revenue contribution in the current period, revenue growth was driven by an expansion of C3’s customer base relative to the prior year. Our German medical business contributed revenue of $12.6 million, resulting in year-over-year growth of $2.9 million primarily attributable to the resolution of supply constraints we had experienced early in the prior fiscal year, and which were largely associated with the opening of the recreational cannabis market in Canada.

Other

Other revenue in the nine months ended December 31, 2020 was $128.7 million, as compared to $75.8 million in the nine months ended December 31, 2019. The year-over-year increase of $53.0 million is primarily due to an increase in revenue from Storz & Bickel, a full nine months of revenue contribution from both This Works (acquired in May 2019) and BioSteel (acquired in October 2019), and the growth in our United States CBD business.

Revenue from Storz & Bickel was $63.1 million in the nine months ended December 31, 2020, a year-over-year increase of $26.6 million due primarily to an expansion of our distribution network in the United States. Additionally, This Works contributed a full period of revenue totaling $24.8 million in the nine months ended December 31, 2020, a year-over-year increase of $8.4 million due primarily to one incremental month of contribution in the nine months ended December 31, 2020, the expansion of distribution to both direct-to-consumer and third-party e-commerce channels, and new product launches. These factors were only partially offset by the impact of the temporary closure of brick-and-mortar retail stores and measures in relation to the COVID-19 pandemic, largely in the first quarter and late in the third quarter of fiscal 2021.

Cost of Goods Sold and Gross Margin

	Nine months ended December 31,
(in thousands of Canadian dollars except where indicated)	2020	2019	$ Change	% Change
Net revenue	$398,210	$290,859	$107,351	37%

Cost of goods sold	$341,050	$230,718	$110,332	48%
Gross margin	57,160	60,141	(2,981)	(5%)
Gross margin percentage	14%	21%	-	(7%)

Cost of goods sold in the nine months ended December 31, 2020 was $341.1 million, as compared to $230.7 million in the nine months ended December 31, 2019. Our gross margin in the nine months ended December 31, 2020 was $57.2 million, or 14% of net revenue, as compared to a gross margin of $60.1 million and gross margin percentage of 21% of net revenue in the nine months ended December 31, 2019. The year-over-year decrease in the gross margin percentage was primarily attributable to:

•

Restructuring charges totaling $15.6 million recorded in the third quarter of fiscal 2021, relating primarily to the closure of several of our production facilities in Canada as described above in “Recent Developments”.

•

The impact of operating costs relating to facilities not yet cultivating or producing cannabis, not yet producing cannabis-related products or having under-utilized capacity. In the nine months ended December 31, 2020, these costs amounted to $50.8 million and primarily related to (i) start-up costs associated with our gummy production facility in Smiths Falls, our facilities in the United States, and our greenhouse in Denmark; and (ii) under-utilized capacity associated with our chocolate, beverage and vape production facilities in Smiths Falls, and our indoor facility in Newfoundland prior to its closure in early December, as discussed in “Recent Developments” above; and

•

Lower production output, particularly in the first quarter of fiscal 2021 in Canada, to align with market demand at that time and expected market demand. Lower production output, coupled with (i) our fixed costs representing a high proportion of our overall cultivation and manufacturing cost structure; and (ii) the gradual reduction of our variable costs late in the first quarter of fiscal 2021, resulted in the under-absorption of these fixed and variable costs and an adverse impact on gross margin in the current period. In connection with these changes to our production strategy we also adjusted our cannabis production profile to focus on higher-potency strains which are more in-demand, resulting in additional inventory charges in the first quarter of fiscal 2021.

Comparatively, our gross margin percentage in the nine months ended December 31, 2019 was impacted by (i) charges of $19.8 million for excess finished recreational cannabis inventory recorded primarily in connection with our evaluation of the estimated on-hand provincial and territorial inventory levels at that time; (ii) the impact on gross margin of $9.2 million reflecting the returns and pricing adjustments relating primarily to the over-supply of certain oil and softgel products; and (iii) other adjustments related to the net realizable value of inventory. Additionally, we incurred operating costs of $34.9 million relating to facilities not yet cultivating or processing cannabis, not yet producing cannabis-related products or having under-utilized capacity, primarily related to start-up costs associated with our advanced manufacturing and beverage facilities in Smiths Falls, our greenhouse in Denmark, and under-utilized capacity associated with our KeyLeaf extraction facility.

Operating Expenses

	Nine months ended December 31,
(in thousands of Canadian dollars)	2020	2019	$ Change	% Change
Operating expenses
General and administrative	$186,507	$225,328	$(38,821)	(17%)
Sales and marketing	134,824	176,018	(41,194)	(23%)
Research and development	41,782	41,233	549	1%
Acquisition-related costs	7,961	19,000	(11,039)	(58%)
Depreciation and amortization	55,649	34,579	21,070	61%
Selling, general and administrative expenses	426,723	496,158	(69,435)	(14%)

Share-based compensation	66,775	217,611	(150,836)	(69%)
Share-based compensation related to acquisition milestones	5,857	24,311	(18,454)	(76%)
Share-based compensation expense	72,632	241,922	(169,290)	(70%)

Expected credit losses on financial assets and related charges	108,480	-	108,480	-

Asset impairment and restructuring costs	459,579	-	459,579	-
Total operating expenses	$1,067,414	$738,080	$329,334	45%

Selling, general and administrative expenses

Selling, general and administrative expenses in the nine months ended December 31, 2020 were $426.7 million, as compared to $496.2 million in the nine months ended December 31, 2019.

General and administrative expense in the nine months ended December 31, 2020 was $186.5 million, as compared to $225.3 million in the nine months ended December 31, 2019. The year-over-year decrease is primarily attributable to:

•

A reduction in costs attributable to the restructuring actions initiated in the fourth quarter of fiscal 2020, as described above in our analysis of our results of operations for the third quarter of fiscal 2021. Partially offsetting these cost reductions were a year-over-year increase in third-party professional fees associated with the organizational and strategic review of our business, and the growth in our business through the acquisitions of C3, This Works and BioSteel in fiscal 2020 that contributed a full nine months to our operating results in fiscal 2021.

•

Losses recorded in the second quarter of fiscal 2020 of $10.8 million related to a legal dispute with a third-party supplier, and $8.8 million associated with additional reserves on onerous lease obligations. These losses did not recur in the current period.

Sales and marketing expense in the nine months ended December 31, 2020 was $134.8 million, as compared to $176.0 million in the nine months ended December 31, 2019. In the comparative period we incurred costs attributable to (i) creative design, brand insights and product marketing campaigns in preparation for the launch of our Cannabis 2.0 portfolio of products; (ii) staffing costs associated with servicing our Canadian and United States markets in the areas of creative design and advertising, brand insights and launch support, and brand management; and (iii) media and advertisement placement campaigns to drive brand awareness and educate consumers in support of our recreational brands at the onset of the opening of the Canadian recreational market in October 2018. These costs did not recur to the same extent in the nine months ended December 31, 2020, as we rationalized our Canadian marketing organization in April 2020, delayed or cancelled various product and brand marketing initiatives across our business due to measures established to contain the spread of COVID-19, and incurred significantly reduced travel costs due to travel restrictions. The above factors were partially offset by higher compensation costs related to our marketing and sales capabilities servicing (i) the United States market, where initiatives continue to commercialize and drive brand and product awareness for our United States CBD business; and (ii) the growth in our business as compared to the prior period resulting in a full nine months of contributions to our operating results from the acquisitions of C3 in April 2019, This Works in May 2019 and BioSteel in October 2019.

Research and development expense in the nine months ended December 31, 2020 was $41.8 million, consistent with $41.2 million in the nine months ended December 31, 2019.

Acquisition-related costs in the nine months ended December 31, 2020 were $8.0 million, as compared to $19.0 million in the nine months ended December 31, 2019. The year-over-year decrease is primarily attributable to more mergers and acquisitions activity in the nine months ended December 31, 2019, which included entering into and implementing the arrangement agreement with Acreage, closing the acquisitions of C3, This Works, BioSteel and the unowned interest in BCT, and the transaction to launch More Life. Additionally, costs were incurred in relation to evaluating other potential acquisition opportunities. Comparatively, in the nine months ended December 31, 2020, our primary mergers and acquisitions activity related to (i) entering into, and implementing the Acreage Arrangement, and (ii) entering into the Canopy Rivers Arrangement Agreement.

Depreciation and amortization expense in the nine months ended December 31, 2020 was $55.6 million, as compared to $34.6 million in the nine months ended December 31, 2019. The year-over-year increase is primarily attributable to substantial completion of the build-out of our infrastructure across Canada over the past year, the growth in our business over the past year with the acquisitions of C3, BioSteel and This Works, the growth in our network of corporate-owned Tweed and Tokyo Smoke retail stores, the implementation of information technology software projects, and our investment in our infrastructure in Europe and the United States.

Share-based compensation expense

Share-based compensation expense in the nine months ended December 31, 2020 was $66.8 million, as compared to $217.6 million in the nine months ended December 31, 2019. The year-over-year decrease is primarily attributable to:

•

The significant number of stock options that were granted in previous years at relatively higher exercise prices, which impacted share-based compensation expense more significantly in previous periods. We granted 22.1 million stock options in fiscal 2019 at a weighted average price of $51.49 per option, as compared to 9.5 million options in fiscal 2020 at a weighted average price of $33.87. The year-over-year decrease in the number of stock option grants was due to the modification of our share-based compensation program in the first half of fiscal 2020, and only 433,199 options were granted in the nine months ended December 31, 2020; and

•

The forfeiture or cancellation of 5.9 million stock options in fiscal 2020 and the forfeiture of another 7.3 million stock options in the nine months ended December 31, 2020 resulting primarily from restructuring actions commenced in the fourth quarter of fiscal 2020. These forfeitures and cancellations also resulted in a year-over-year reduction in share-based compensation expense.

Share-based compensation expense related to acquisition milestones in the nine months ended December 31, 2020 was $5.9 million, as compared to $24.3 million in the nine months ended December 31, 2019. The year-over-year decrease is primarily related to (i) the restructuring of our operations in Colombia in the fourth quarter of fiscal 2020, which resulted in the acceleration of share-based compensation expense related to the unvested milestones associated with the acquisitions of Spectrum Colombia and Canindica (as a result, there is no remaining share-based compensation expense to be recognized in association with the Spectrum Colombia acquisition and only a minimal amount was recognized in connection with the Canindica acquisition in the current period); and (ii) the achievement, in earlier quarters, of major milestones associated with the acquisitions of Spectrum Colombia, Canindica, and Spectrum Denmark, which had resulted in the recognition of share-based compensation expense at that time.

Expected credit losses on financial assets and related charges

In the nine months ended December 31, 2020, we recorded expected credit losses on financial assets and related charges in the amount of $108.5 million, in relation to our equity investment in PharmHouse, as discussed in “Recent Developments” above.

Asset impairment and restructuring costs

Asset impairment and restructuring costs recorded in operating expenses in the nine months ended December 31, 2020 were $459.6 million.

In the first quarter of fiscal 2021, we completed certain of the restructuring actions that had commenced in the fourth quarter of fiscal 2020, including completing the exit of our operations in South Africa and Lesotho, and recorded final adjustments related to changes in certain estimates recorded at March 31, 2020. In addition, we incurred additional costs in the first quarter of fiscal 2021 related primarily to the rationalization of our marketing organization in April 2020.

In the second quarter of fiscal 2021, we recorded (i) adjustments related to changes in the estimated fair value of certain of our Canadian production facilities from March 31, 2020; and (ii) charges related to rationalizing certain research and development activities.

In the third quarter of fiscal 2021, we recorded charges related primarily to (i) the restructuring actions resulting in the closure of certain of our sites in Canada, with losses recognized for the difference between the net book value of the associated property, plant and equipment and intangible assets and their estimated salvage value or fair value, contractual and other settlement obligations; and employee-related and other restructuring costs; (ii) adjustments to the net book value of our production facilities in Aldergrove and Delta, British Columbia in order to reflect their selling prices, and other costs associated with the remediation of damages caused by the fire at the Delta facility in November, the closure of the facilities in British Columbia, and their sale; and (iii) the completion of our strategy shift in Latin America that we commenced in the fourth quarter of fiscal 2020. The restructuring actions in the third quarter of fiscal 2021 and the sale of our production facilities in British Columbia are described above under “Recent Developments”.

Other

	Nine months ended December 31,
(in thousands of Canadian dollars)	2020	2019	$ Change	% Change
Loss from equity method investments	$(40,851)	$(6,668)	$(34,183)	(513%)
Other income (expense), net	(21,106)	600,624	(621,730)	(104%)
Income tax recovery	18,086	22,948	(4,862)	(21%)

Loss from equity method investments

The loss from equity method investments in the nine months ended December 31, 2020 was $40.9 million, as compared to $6.7 million in the nine months ended December 31, 2019. The year-over-year increase in the loss is primarily attributable to (i) impairment charges of $32.4 million recognized in the second quarter of fiscal 2021 relating to our equity method investment in PharmHouse, as discussed in “Recent Developments” above; and (ii) the larger net losses recognized by our investees PharmHouse (prior to its impairment) and Agripharm in the nine months ended December 31, 2020, relative to the comparative period.

Other income (expense), net

Other income (expense), net in the nine months ended December 31, 2020 was an expense amount of $21.1 million, as compared to an income amount of $600.6 million in the nine months ended December 31, 2019. The year-over-year change of $621.7 million from an income amount to an expense amount is primarily attributable to:

•

Change of $842.7 million related to fair value changes on the warrant derivative liability associated with the Tranche B Warrants held by CBI, from an income amount of $749.3 million in the nine months ended December 31, 2019 to an expense amount of $93.5 million in the nine months ended December 31, 2020. The increase of $93.5 million in the fair value of the warrant derivative liability (resulting in non-cash expense) in the nine months ended December 31, 2020 is primarily attributable to an increase of approximately 53% in our share price from April 1, 2020 to December 31, 2020, partially offset by a decrease in the risk-free rate and a shorter expected time to maturity of the warrants. Comparatively, the decrease of $749.3 million in the fair value of the warrant derivative liability during the nine months ended December 31, 2019 was primarily attributable to a decline of approximately 49% in our share price from the time the terms of the Tranche B Warrants were amended in late June 2019 to December 31, 2019.

•

Change of $310.3 million related to the non-cash fair value changes on our senior convertible notes, from an income amount of $202.6 million in the nine months ended December 31, 2019 to an expense amount of $107.8 million in the nine months ended December 31, 2020. The year-over-year change is primarily due to the increase of approximately 53% in our share price from April 1, 2020 to December 31, 2020, as compared to a decline in our share price of approximately 57% in the nine months ended December 31, 2019.

•

In the nine months ended December 31, 2019, we recognized gains of $61.8 million in relation to (i) our acquisition of the unowned interest in BCT, which increased our total ownership to 100% of BCT’s issued and outstanding shares ($39.5 million); and (ii) our disposal of a previously-consolidated subsidiary in conjunction with the transaction completed to launch More Life ($22.3 million). No such transactions resulting in gains occurred in the nine months ended December 31, 2020.

•

A decrease in interest income of $32.5 million, primarily attributable to the year-over-year decrease in our cash and cash equivalents and short-term investments balances and lower interest rates relative to the prior year.

•

Change of $573.3 million related to non-cash fair value changes on our other financial assets, from an expense amount of $188.1 million in the nine months ended December 31, 2019 to an income amount of $385.2 million in the nine months ended December 31, 2020. The income amount recognized in the nine months ended December 31, 2020 is primarily attributable to fair value increases relating to our investments in the TerrAscend exchangeable shares ($277.0 million), and the TerrAscend Canada secured debenture and the TerrAscend warrants (totaling $163.5 million), driven largely by an increase of approximately 410% in TerrAscend’s share price from April 1, 2020 to December 31, 2020. Comparatively, in the nine months ended December 31, 2019, the expense amount was primarily driven by decreases of $102.0 million and $35.0 million in the fair value of our exchangeable shares in TerrAscend and warrants in the capital of SLANG Worldwide Inc., respectively, which were attributable primarily to declines in share prices for these two companies during the period. Additionally, the fair values of several of our other investments decreased during the period in-line with the broader decline in the Canadian cannabis market. Partially offsetting these year-over-year fair value increases was a fair value decrease of $38.3 million representing the difference between the loan advanced to Acreage Hempco and the debenture’s estimated fair value measured using a discounted cash flow model.

•

An increase of $36.7 million in non-cash income related to fair value changes on acquisition related contingent consideration. In fiscal 2019 we acquired ebbu Inc. (“ebbu”), and the consideration paid included contingent consideration related to the achievement, by ebbu, of certain scientific related milestones. The year-over-year change in the fair value of the acquisition related contingent consideration is primarily attributable to changes in our assessment of the probability and timing of ebbu achieving certain of these milestones.

•

A decrease in non-cash expense of $15.3 million related the fair value changes on the liability arising from the Acreage Arrangement, from $265.2 million in the nine months ended December 31, 2019 to $249.8 million in the nine months ended December 31, 2020. The current period expense amount, associated with an increase the liability arising from the Acreage Arrangement, is primarily attributable to (i) an increase of approximately 53% in our share price from April 1, 2020 to December 31, 2020, resulting in the estimated value of the Canopy Growth shares expected to be issued upon a Triggering Event to be higher relative to the estimated value of the Acreage shares expected to be acquired at that same time, partially offset by (ii) the implementation of the amended arrangement with Acreage in September 2020, which included a reset of the exchange ratio and resulted in other changes to potential scenarios and outcomes associated with the Acreage Arrangement that had been considered in prior valuation models, and had resulted in higher liability balances at those times. Comparatively, the expense amount of $265.2 million in the nine months ended December 31, 2019 was primarily attributable to overall declines in both Canopy Growth’s and Acreage’s share prices in the period.

Income tax recovery

Income tax recovery in the nine months ended December 31, 2020 was $18.1 million, compared to income tax recovery of $22.9 million in the nine months ended December 31, 2019. In the nine months ended December 31, 2020, the income tax recovery consisted of a deferred income tax recovery of $19.8 million (compared to a recovery of $37.5 million in the nine months ended December 31, 2019) and current income tax expense of $1.7 million (compared to an expense of $14.6 million in the nine months ended December 31, 2019).

The decrease of $17.7 million in the deferred income tax recovery is primarily a result of (i) recording a reduction in deferred tax liabilities that arose in connection with the required revaluation of the accounting carrying value, but not the tax basis, of property, plant and equipment, intangible assets, and other financial assets; and (ii) the recognition of losses carried forward net of the use of losses carried forward from prior years for which a deferred tax asset had been recorded. In connection with certain deferred tax assets, mainly in respect of losses for tax purposes, where the accounting criteria for recognition of an asset has yet to be satisfied and it is not probable that they will be used, the deferred tax asset has not been recognized.

The decrease of $12.9 million in the current income tax expense arose primarily in connection with acquired legal entities that generated income for tax purposes during prior periods that could not be reduced by the group’s tax attributes but whose current period income will now be reduced by the group’s tax attributes.

Net Loss

The net loss in the nine months ended December 31, 2020 was $1.1 billion, as compared to a net loss of $61.0 million in the nine months ended December 31, 2019. The increase in the net loss is primarily attributable to the year-over-year change in other income (expense), net; asset impairment and restructuring costs; expected credit losses on financial assets and related charges, and partially offset by year-over-year reductions in our selling, general and administrative expenses and share-based compensation expense.

Segmented Analysis

In the nine months ended December 31, 2020 and 2019, all of our revenue was earned by the Cannabis, Hemp and Other Consumer Products segment. Canopy Rivers contributed net income of $4.6 million in the nine months ended December 31, 2020, of which $1.4 million was attributable to Canopy Growth. In the nine months ended December 31, 2019, Canopy Rivers contributed a net loss of $11.1 million, of which $3.0 million was attributable to Canopy Growth. The decrease in the net loss reflects the fair value increases relating to Canopy Rivers’ investments in the TerrAscend exchangeable shares, partially offset by the impairment losses and expected credit losses related to the PharmHouse equity method investment and associated financial assets, as described under “Recent Developments” above. Additionally, refer to “Recent Developments” above for a description of the Canopy Rivers Arrangement Agreement.

Adjusted EBITDA (Non-GAAP Measure)

The following table presents Adjusted EBITDA for the nine months ended December 31, 2020 and 2019:

	Nine months ended December 31,
(in thousands of Canadian dollars)	2020	2019	$ Change	% Change
Net loss	$(1,054,125)	$(61,035)	$(993,090)	1627%
Income tax recovery	(18,086)	(22,948)	4,862	(21%)
Other (income) expense, net	21,106	(600,624)	621,730	104%
Loss on equity method investments	40,851	6,668	34,183	513%
Share-based compensation[1]	72,632	241,922	(169,290)	(70%)
Acquisition-related costs	7,961	19,000	(11,039)	(58%)
Depreciation and amortization[1]	98,190	76,232	21,958	29%
Asset impairment and restructuring costs	459,579	-	459,579	-
Expected credit losses on financial assets and related charges	108,480	-	108,480	-
Restructuring costs recorded in cost of goods sold	15,637	-	15,637	-
Charges related to the flow-through of inventory step-up on business combinations	1,494	-	1,494	-
Adjusted EBITDA[2]	$(246,281)	$(340,785)	$94,504	28%

[1] From Condensed Interim Consolidated Statements of Cash Flows.

[2]Adjusted EBITDA is a non-GAAP measure and is calculated as the reported net loss, adjusted to exclude income tax (expense) recovery; other income (expense), net; loss on equity method investments; share-based compensation expense; depreciation and amortization expense; asset impairment and restructuring costs; expected credit losses on financial assets and related charges; restructuring costs recorded in cost of goods sold; and charges related to the flow-through of inventory step-up on business combinations, and further adjusted to remove acquisition-related costs.

The Adjusted EBITDA loss in the nine months ended December 31, 2020 was $246.3 million, as compared to the Adjusted EBITDA loss of $340.8 million in the nine months ended December 31, 2019. The year-over-year decrease in the Adjusted EBITDA loss is primarily attributable to the year-over-year reduction in our selling, general and administrative expense, as discussed above.

Part 3 – Financial Liquidity and Capital Resources

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. As of December 31, 2020, we had cash and cash equivalents of $825.0 million and short-term investments of $768.6 million, which are predominantly invested in liquid securities issued by the United States and Canadian governments. Additionally, we have capacity of $40.0 million under our revolving debt facility with Farm Credit Canada (“FCC”). In evaluating our capital requirements, including the impact, if any, on our business from the COVID-19 pandemic, and our ability to fund the execution of our strategy, we believe we have adequate available liquidity to enable us to meet our working capital and other operating requirements, fund growth initiatives and capital expenditures, settle our liabilities, and repay scheduled principal and interest payments on debt for at least the next twelve months.

Our objective is to generate sufficient cash to fund our operating requirements and expansion plans. To date, we have incurred net losses on a U.S. GAAP basis and Adjusted EBITDA losses, and our cash and cash equivalents have decreased $478.2 million from March 31, 2020 (and, together with short-term investments, decreased $383.0 million from March 31, 2020), as discussed in the “Cash Flows” section below. However, management anticipates the success and eventual profitability of the business. We have also ensured that we have access to public capital markets through our U.S. and Canadian public stock exchange listings, and continue to review and pursue selected external financing sources to ensure adequate financial resources. These potential sources include, but are not limited to (i) obtaining financing from traditional or non-traditional investment capital organizations; (ii) obtaining funding from the sale of our common shares or other equity or debt instruments; and (iii) obtaining debt financing with lending terms that more closely match our business model and capital needs.  There can be no assurance that we will gain adequate market acceptance for our products or be able to generate sufficient positive cash flow to achieve our business plans. In the nine months ended December 31, 2020, our purchases of and deposits on property, plant and equipment totaled $138.0 million, which were funded out of available cash, cash equivalents and short-term investments. Included in our purchase obligations for fiscal 2021, as reflected under the heading “Contractual Obligations and Commitments” in the MD&A section of our Annual Report, are commitments for the purchase of property, plant and equipment totaling $73.2 million in fiscal 2021. We expect to continue funding these purchases with our available cash, cash equivalents and short-term investments. Therefore, we are subject to risks including, but not limited to, our inability to raise additional funds through debt and/or equity financing to support our continued development, including capital expenditure requirements, operating requirements and to meet our liabilities and commitments as they come due.

Cash Flows

	Nine months ended December 31,
(in thousands of Canadian dollars)	2020	2019
Net cash (used in) provided by:
Operating activities	$(367,899)	$(561,996)
Investing activities	(328,918)	(281,449)
Financing activities	269,140	(71,356)
Effect of exchange rate changes on cash and cash equivalents	(50,539)	(4,365)
Net decrease in cash and cash equivalents	(478,216)	(919,166)
Cash and cash equivalents, beginning of year	1,303,176	2,480,830
Cash and cash equivalents, end of period	$824,960	$1,561,664

Operating activities

Cash used in operating activities in the nine months ended December 31, 2020 totaled $367.9 million, as compared to cash used of $562.0 million in the nine months ended December 31, 2019. The year-over-year decrease in the cash used in operating activities was primarily due to the year-over-year reduction in our working capital spending on inventory, primarily attributable to the lower production output in the nine months ended December 31, 2020, as described in the “Cost of Goods Sold and Gross Margin” section above, and a year-over-year reduction in our selling, general and administrative expenses as discussed above.

Investing activities

The cash used in investing activities totaled $328.9 million in the nine months ended December 31, 2020, as compared to cash used of $281.4 million in the nine months ended December 31, 2019. In the nine months ended December 31, 2020, we invested $138.0 million, primarily in our production infrastructure in the United States and an expansion of our Storz & Bickel facilities. Comparatively, in the nine months ended December 31, 2019, we invested $610.9 million in expanding our growing capacity, and the construction of advanced manufacturing capability and a bottling plant at our Smiths Falls location. The year-over-year decrease in our purchases of property, plant and equipment reflects the substantial completion of our cultivation and Cannabis 2.0 infrastructure build-out, and the shift in strategy to an asset-light model in certain markets and sustaining and process improvement investments.

In the nine months ended December 31, 2020, we did not complete any acquisitions, whereas in the nine months ended December 31, 2019, cash outflows related to acquisitions totaled $505.2 million, with the most notable outflows relating to our acquisitions of C3 and This Works. We completed strategic investments totaling $34.2 million in the nine months ended December 31, 2020, made payments of $49.8 million to Acreage shareholders upon implementation of the amended arrangement with Acreage in September 2020, and advanced the loan of $67.0 million to Acreage Hempco. This compares to strategic investments totaling $446.2 million in the nine months ended December 31, 2019, which most notably included the initial $395.2 million investment related to Acreage. Finally, in the nine months ended December 31, 2020, we made payments totaling $15.1 million for acquisition-related liabilities, as compared to $29.8 million in the nine months ended December 31, 2019 as we continue to draw-down on the amounts owing in relation to acquisitions completed in prior years.

Additional cash inflows during the nine months ended December 31, 2020 related to proceeds of $30.9 million from the sale of property, plant and equipment, proceeds of $7.0 million from the sale of equity method investments, proceeds of $18.3 million from the sale of a portfolio of patents in Germany, and $10.0 million related to a recovery of amounts related to construction financing.

Partially offsetting these decreases in cash outflows was the net purchase of short-term investments in the nine months ended December 31, 2020 in the amount of $83.6 million, as compared to the net redemption of short-term investments of $1.3 billion in the nine months ended December 31, 2019. The year-over-year change reflects our investment of the proceeds from CBI exercising their warrants during the quarter (see below) in relatively safe, liquid investments. Comparatively, in the nine months ended December 31, 2020, we redeemed short-term investments primarily for use for the purposes described above.

Financing activities

The cash provided by financing activities totaled $269.1 million in the nine months ended December 31, 2020, as compared to cash used of $71.4 million in the nine months ended December 31, 2019. In the nine months ended December 31, 2020, we received proceeds of $245.0 million in relation to CBI exercising 18.9 million warrants to purchase our common shares. Comparatively, in the nine months ended December 31, 2019, we repaid the Alberta Treasury Board financing in the amount of $95.2 million and made other scheduled debt repayments.

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

	Three months ended December 31,		Nine months ended December 31,
(in thousands of Canadian dollars)	2020	2019	2020	2019
Net cash used in operating activities	$(87,604)	$(189,911)	$(367,899)	$(561,996)
Purchases of and deposits on property, plant and equipment	(47,782)	(170,708)	(137,977)	(610,858)
Free cash flow[1]	$(135,386)	$(360,619)	$(505,876)	$(1,172,854)

[1]Free cash flow is a non-GAAP measure, and is calculated as net cash provided by (used in) operating activities, less purchases of and deposits on property, plant and equipment.

Free cash flow in the third quarter of fiscal 2021 was an outflow of $135.4 million, as compared to an outflow of $360.6 million in the third quarter of fiscal 2020. The year-over-year decrease in the outflow reflects the decrease in the cash used for operating activities, as described above, and the substantial completion of our cultivation and Cannabis 2.0 infrastructure build-out over the past year and the shift in strategy to an asset-light model in certain markets.

Free cash flow in the nine months ended December 31, 2020 was an outflow of $505.9 million, as compared to an outflow of $1.2 billion in the nine months ended December 31, 2019. The year-over-year decrease in the outflow reflects the decrease in the cash used for operating activities, as described above, and the substantial completion of our infrastructure build-out and shift to a sustaining and process improvement investment strategy.

Debt

Since our formation, we have financed our cash requirements primarily through the issuance of capital stock, including the $5.1 billion investment by CBI in the third quarter of fiscal 2019, and debt. Total debt outstanding as of December 31, 2020 was $632.2 million, as compared to $465.4 million as of March 31, 2020. The total principal amount owing, which excludes fair value adjustments related to our convertible senior notes, was $604.4 million at December 31, 2020, a decrease from the principal amount owing of $615.2 million at March 31, 2020 due primarily to the repayment of the outstanding balance on the revolving debt facility with FCC.

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

Other

On August 13, 2019, we entered into a $40.0 million revolving debt facility with FCC. This facility replaced all previous loans with FCC and is secured by our property on Niagara-on-the-Lake, Ontario. The outstanding balance at December 31, 2020 is $nil million, and the facility bears interest of 3.45%, or the FCC prime rate plus 1.0%, and matures on September 3, 2024. The outstanding balance plus accrued interest was repaid in October 2020.

The revolving debt facility agreement with FCC includes affirmative, negative and financial covenants. As of December 31, 2020, we were in compliance with all covenants in the revolving debt facility agreement.

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

A hypothetical 10% change in the U.S. dollar against the Canadian dollar compared to the exchange rate at December 31, 2020, would affect the carrying value of net assets by approximately $151.8 million, with a corresponding impact to the foreign currency translation account within accumulated other comprehensive income (loss). A hypothetical 10% change in the euro against the Canadian dollar compared to the exchange rate at December 31, 2020, would affect the carrying value of net assets by approximately $75.1 million, with a corresponding impact to the foreign currency translation account within accumulated other comprehensive income (loss).

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

Interest rate risk

Our cash equivalents and short-term investments are held in both fixed-rate and adjustable-rate securities. Investments in fixed-rate instruments carry a degree of interest rate risk. The fair value of fixed-rate securities may be adversely impacted due to a rise in interest rates. Additionally, a falling-rate environment creates reinvestment risk because as securities mature, the proceeds are reinvested at a lower rate, generating less interest income. As at December 31, 2020, our cash and cash equivalents, and short-term investments consisted of $1.1 billion, in interest rate sensitive instruments (March 31, 2020 - $1.3 billion).

Our financial liabilities consist of long-term fixed rate debt and floating-rate debt. Fluctuations in interest rates could impact our cash flows, primarily with respect to the interest payable on floating-rate debt.

	Aggregate Notional Value		Fair Value		Decrease in Fair Value - Hypothetical 1% Rate Increase
	December 31, 2020	March 31, 2020	December 31, 2020	March 31, 2020	December 31, 2020	March 31, 2020
Convertible senior note	$600,000	$600,000	$627,792	$450,204	$(10,050)	$(11,490)
Fixed interest rate debt	4,404	5,255	N/A	N/A	N/A	N/A
Variable interest rate debt	-	9,956	N/A	N/A	N/A	N/A

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

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

As previously disclosed in the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2020, the Company has been named as a defendant, together with all of PharmHouse, Canopy Rivers, TerrAscend Corp. and TerrAscend Canada Inc., in an action commenced in the Ontario Superior Court of Justice sitting at Windsor on August 31, 2020 by the PharmHouse JV Partner.  The claim seeks, amongst other things, damages in the amount of $500,000,000 for bad faith, fraud, civil conspiracy, breach of the duty of honesty and good faith in contractual relations and breach of fiduciary duty.  Canopy Growth is party to an offtake agreement with PharmHouse.  The statement of claim was never served on the Company.  The action was stayed by a court order made September 15, 2020, by the Ontario Superior Court at Toronto (Commercial List) (the “Court”) on application made by PharmHouse pursuant to the Companies’ Creditors Arrangement Act.  On October 30, 2020, the Court made a further endorsement directing that the PharmHouse JV Partner will discontinue the aforementioned claim against all defendants, entirely without prejudice in all respects to the PharmHouse JV Partner’s rights to recommence the claim against all defendants other than PharmHouse. The PharmHouse JV Partner may not recommence the claim until at least January 1, 2021. The action was discontinued November 9, 2020 by the PharmHouse JV Partner. As of the date hereof, it has not been recommenced.

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
2.1#

Arrangement Agreement, dated as of December 21, 2020, by and among Canopy Growth Corporation, The Tweed Tree Lot Inc., Canopy Rivers Inc. and Canopy Rivers Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 28, 2020).

3.1

Certificate of Incorporation and Articles of Amendment of Canopy Growth Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2020, filed with the SEC on June 1, 2020).

3.2	Bylaws of Canopy Growth Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 9, 2020).

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

#	Portions of this exhibit are redacted pursuant to Item 601(b)(2)(ii) of Regulation S-K.

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

CANOPY GROWTH CORPORATION

Date: February 9, 2021	By:	/s/ David Klein
David Klein
Chief Executive Officer (Principal Executive Officer)

Date: February 9, 2021	By:	/s/ Michael Lee
Michael Lee
Chief Financial Officer (Principal Financial Officer)