Form 10-K
period 2021-03-31
Canopy Growth Corp
filed 2021-06-01
CIK 1737927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-38496

Canopy Growth Corporation

(Exact name of registrant as specified in its charter)

Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 Hershey Drive Smiths Falls, Ontario	K7A 0A8
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (855) 558-9333

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, no par value	CGC	The Nasdaq Global Select Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $5.3 billion as of September 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the closing sale price of the common shares on the New York Stock Exchange on that date.

As of May 28, 2021, there were 382,978,187 common shares of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this annual report on Form 10-K incorporates certain information by reference from the registrant’s definitive proxy statement with respect to its 2021 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year.

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

Forward-looking statements include, but are not limited to, statements with respect to:

•

the uncertainties associated with the COVID-19 pandemic, including our ability, and the ability of our suppliers and distributors, to effectively manage the restrictions, limitations and health issues presented by the COVID-19 pandemic, the ability to continue our production, distribution and sale of our products and the demand for and use of our products by consumers, disruptions to the global and local economies due to related stay-at-home orders, quarantine policies and restrictions on travel, trade and business operations and a reduction in discretionary consumer spending;

•

laws and regulations and any amendments thereto applicable to our business and the impact thereof, including uncertainty regarding the application of U.S. state and federal law to U.S. hemp (including CBD) products and the scope of any regulations by the U.S. Food and Drug Administration (the “FDA”), the U.S. Drug Enforcement Administration (the “DEA”), the U.S. Federal Trade Commission (the “FTC”), the U.S. Patent and Trademark Office (the “USPTO”), the U.S. Department of Agriculture (the “USDA”) and any state equivalent regulatory agencies over U.S. hemp (including CBD) products;

•

expectations regarding the laws and regulations and any amendments thereto relating to the U.S. hemp industry in the U.S., including the promulgation of regulations for the U.S. hemp industry by the USDA and relevant state regulatory authorities;

•	expectations regarding the potential success of, and the costs and benefits associated with, our acquisitions, joint ventures, strategic alliances, equity investments and dispositions;
•

the Acreage Amended Arrangement (as defined below), including the occurrence or waiver (at our discretion) of the Triggering Event (as defined below) and the satisfaction or waiver of the conditions to closing the acquisition of Acreage (as defined below);

•	the Supreme Arrangement (as defined below), including the timing of closing of the Supreme Arrangement and the satisfaction or waiver of the conditions to closing the Supreme Arrangement;
•	the grant, renewal and impact of any license or supplemental license to conduct activities with cannabis or any amendments thereof;
•	our international activities and joint venture interests, including required regulatory approvals and licensing, anticipated costs and timing, and expected impact;
•

our ability to successfully create and launch brands and further create, launch and scale cannabis-based products and U.S. hemp-derived consumer products in jurisdictions where such products are legal and that we currently operate in;

•	the benefits, viability, safety, efficacy, dosing and social acceptance of cannabis, including CBD and other cannabinoids;
•	the anticipated benefits and impact of the CBI Group Investments (as defined below) by Constellation Brands, Inc. (“CBI”) and its affiliates (together, the “CBI Group”);
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

•	the timing and nature of legislative changes in the U.S. regarding the regulation of cannabis including tetrahydrocannabinol (“THC”);

•	the future performance of our business and operations;
•	our competitive advantages and business strategies;
•	the competitive conditions of the industry;
•	the expected growth in the number of customers using our products;
•	our ability or plans to identify, develop, commercialize or expand our technology and research and development (“R&D”) initiatives in cannabinoids, or the success thereof;
•	expectations regarding revenues, expenses and anticipated cash needs;
•	expectations regarding cash flow, liquidity and sources of funding;
•	expectations regarding capital expenditures;
•	our ability to refinance debt as and when required on terms favorable to us and comply with covenants contained in our debt facilities and debt instruments;
•	the expansion of our production and manufacturing, the costs and timing associated therewith and the receipt of applicable production and sale licenses;
•	the expected growth in our growing, production and supply chain capacities;
•	expectations regarding the resolution of litigation and other legal and regulatory proceedings, reviews and investigations;
•	expectations with respect to future production costs;
•	expectations with respect to future sales and distribution channels and networks;
•	the expected methods to be used to distribute and sell our products;
•	our future product offerings;
•	the anticipated future gross margins of our operations;
•	accounting standards and estimates;
•	expectations regarding our distribution network;
•	expectations regarding the costs and benefits associated with our contracts and agreements with third parties, including under our third-party supply and manufacturing agreements; and
•	expectations on price changes in cannabis markets.

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

By their nature, forward-looking statements are subject to inherent risks and uncertainties that may be general or specific and which give rise to the possibility that expectations, forecasts, predictions, projections or conclusions will not prove to be accurate, that assumptions may not be correct and that objectives, strategic goals and priorities will not be achieved. A variety of factors, including known and unknown risks, many of which are beyond our control, could cause actual results to differ materially from the forward-looking statements in this Annual Report and other reports we file with, or furnish to, the Securities and Exchange Commission (the “SEC”) and other regulatory agencies and made by our directors, officers, other employees and other persons authorized to speak on our behalf. Such factors include, without limitation, changes in laws, regulations and guidelines and our compliance with such laws, regulations and guidelines; the risk that the COVID-19 pandemic may disrupt our operations and those of our suppliers and distribution channels and negatively impact the demand for and use of our products; consumer demand for cannabis and U.S. hemp products; our limited operating history; the risks and uncertainty regarding future product development; our reliance on licenses issued by and contractual arrangements with various federal, state and provincial governmental authorities; the risk that cost savings and any other synergies from the CBI Group Investments may not be fully realized or may take longer to realize than expected; risks associated with jointly owned investments; risks relating to our current and future operations in emerging markets; future levels of revenues and the impact of increasing levels of competition; risks related to the protection and enforcement of our intellectual property rights; our ability to manage disruptions in credit markets or changes to our credit ratings; future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses; the success or timing of completion of ongoing or anticipated capital or maintenance projects; business strategies, growth opportunities and expected investment; the adequacy of our capital resources and liquidity, including but not limited to, availability of sufficient cash flow to execute our business plan (either within the expected timeframe or at all); counterparty risks and liquidity risks that may impact our ability to obtain loans and other credit facilities on favorable terms; the potential effects of judicial, regulatory or other proceedings, or threatened litigation or proceedings, on our business, financial condition, results of operations and cash flows; risks related to stock exchange restrictions; risks associated with divestment and restructuring; volatility in and/or degradation of general economic, market, industry or business conditions; our exposure to risks related to an agricultural business, including wholesale price volatility and variable product quality; third-party transportation risks; compliance with applicable environmental, economic, health and safety, energy and other policies and regulations and in particular health concerns with respect to vaping and the use of cannabis and U.S. hemp products in vaping devices; the anticipated effects of actions of third parties such as competitors, activist investors or federal, state, provincial, territorial or local regulatory authorities, or self-regulatory organizations; changes in regulatory requirements in relation to our business and products; and the factors discussed under the heading “Risk Factors” in this Annual Report. Readers are cautioned to consider these and other factors, uncertainties and potential events carefully and not to put undue reliance on forward-looking statements.

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

Item 1. Business.

Introduction

Canopy Growth is a leading cannabis company which produces, distributes and sells a diverse range of cannabis and hemp-based products for both recreational and medical purposes under a portfolio of distinct brands in Canada pursuant to the Cannabis Act, SC 2018, c 16 (the “Cannabis Act”), and globally pursuant to applicable international and Canadian legislation, regulations and permits. Our core operations are in Canada, the United States, and Germany.

We intend to maintain a leading position in the cannabis and related industries, as well as expand the reach of our products in our core markets. From product and process innovation, to market execution and everything in between, we are driven by a passion for leadership, a commitment to drive the industry forward, and above all else, providing medical and recreational cannabis consumers the best possible experience.

We are focused on unleashing the power of cannabis to improve lives and using a consumer-led approach, supported by industry-leading R&D, to provide a portfolio of differentiated products that offer unique experiences and effects to our consumers. We believe that this will establish a dominant business in our core markets, with the potential to generate a significant and sustained return on invested capital over the long-term. Our distinct cannabis brands include Tweed, Tokyo Smoke, Twd., DOJA, Simple Stash and Ace Valley in the recreational channel, with Spectrum Therapeutics, our medical brand, and First & Free, Martha Stewart, Quatreau and SurityPro, as part of our collection of health and wellness CBD products. Our curated cannabis product formats include dried flower, oil, soft-gel capsules, edibles, vapes and beverages as well as a wide range of cannabis accessories. In addition, our consumer products brands which include Storz & Bickel GmbH & Co., KG (“Storz & Bickel”), TWP UK Holdings Limited (“This Works”) and BioSteel Sports Nutrition Inc. (“BioSteel”) provide complementary and innovative product offerings.

As a responsible corporate citizen, we maintain initiatives in public education that are designed to help patients and consumers safely, effectively and responsibly use cannabis. Our initiatives include a partnership with Cannabis Amnesty, a non-profit focused on the disproportionate impact of cannabis prohibition in Canada, and a three-way partnership with the University of British Columbia and British Columbia Ministry of Mental Health and Addictions to create the Canopy Growth Professor of Cannabis Science in response to the need for novel substance use interventions in the midst of the overdose crisis.

Canopy Growth was incorporated pursuant to the provisions of the Canada Business Corporations Act on August 5, 2009 under the name LW Capital Pool Inc. The Corporation changed its name to Tweed Marijuana Inc. on March 26, 2014, and later to Canopy Growth Corporation on September 17, 2015. Prior to completing our qualifying transaction on April 3, 2014, Canopy Growth was a “capital pool company” under Policy 2.4 of the TSX Venture Exchange (“TSXV”) Corporate Finance Manual. As a capital pool company, Canopy Growth had no assets other than cash and did not carry on any operations. On July 26, 2016, Canopy Growth graduated from the TSXV to the Toronto Stock Exchange (the “TSX”). On February 1, 2017, the trading symbol for the common shares on the TSX was changed to “WEED”. On May 24, 2018, the common shares commenced trading on the New York Stock Exchange (the “NYSE”) with the trading symbol “CGC.” On the close of business on November 13, 2020, the common shares ceased trading on the NYSE and on November 16, 2020, the common shares commenced trading on The NASDAQ Global Select Market (“NASDAQ”) at market open with the trading symbol “CGC”.

Our principal executive offices are located at 1 Hershey Drive, Smiths Falls, Ontario, K7A 0A8. We conduct our business both through our wholly-owned subsidiaries as well as through a variety of joint ventures and other entities.

Business Segments

Through the fourth quarter of fiscal 2021, we had two operating segments, which were also our reportable segments: (i) cannabis, hemp and other consumer products; and (ii) RIV Capital Inc. (formerly Canopy Rivers Inc.) (“RIV Capital”). Following the completion of the RIV Arrangement (as defined below) in February 2021 and the completion of restructuring actions in the third and fourth quarters of fiscal 2021 associated with the ongoing end-to-end strategic review of our operations, we have changed the structure of our internal management financial reporting. Accordingly, in the fourth quarter of the year ended March 31, 2021, we report our financial results for two operating segments set out below, which are also our reportable segments:

(1)

Global cannabis, which encompasses the production, distribution and sale of a diverse range of cannabis and cannabinoid-based consumer products in Canada and internationally pursuant to applicable international and domestic legislation, regulations and permits; and

(2)	Other consumer products, which encompasses the production, distribution and sale of consumer products by Storz & Bickel, This Works, BioSteel, and other ancillary revenue sources.

Strategy

Our vision is to unleash the power of cannabis to improve lives. We will achieve this by harnessing the power of the plant, building a best-in-class CPG company, and fostering a purpose-driven atmosphere. Our approach involves operating with integrity, intention and values, with a business focus on insights, innovation and brands. To achieve this, we are dedicated to:

•

Becoming a relentlessly consumer-centric organization by continuing to build world-class consumer insights and analytic capability, coupled with focused, leading-edge R&D and innovation to produce a differentiated product portfolio that will delight consumers. We intend to bring these products to our consumers through best-in-class sales execution.

•

Focusing on markets and product categories with the highest and most tangible profit opportunities in the near term. Core markets are Canada, the United States and Germany, with industry focus on recreational and medical channels. Further, in the United States, in addition to our hemp-derived CBD product offerings, we are also focused on building the U.S. ecosystem in preparation for entry into the U.S. THC market when federally permissible.

•

Capturing future opportunities in emerging markets and categories outside the core, where we deploy an asset-light approach that leverages local and/or regional suppliers for raw materials in jurisdictions and at times that are appropriate.

•	Driving quality in all aspects of our operation to be positioned to deliver the right product, at the right time and at the right price from the right facility.
•

Continuing to lead the industry and set industry standards. This includes initiating the next phase of the cannabis industry evolution and shaping how the industry evolves. We continue to give back to neighbours and communities through ongoing initiatives such as our partnership with National Expungement Week (“N.E.W”), a non-profit organization that provides record-clearing services and ancillary services to those who have been disproportionately impacted by the enforcement of the justice system across the United States. Our support over the last three years has empowered N.E.W to grow sustainably year over year – transforming from 18 events to over 40 events and building the capacity to provide year-round services, helping over 7,000 individuals to date.

The CBI Group Investments

In November 2017, June 2018, November 2018 and May 2020, we completed certain transactions with the CBI Group, whereby the CBI Group invested CDN$245 million, CDN$200 million, CDN$5.079 billion and CDN$245 million, respectively (the “CBI Group Investments”).  As part of certain governance rights granted to the CBI Group in connection with certain of the CBI Group Investments, the CBI Group is entitled to, and has nominated, four directors to our board and has partnered with us as CBI’s exclusive global cannabis partner. The CBI Group Investments provided Canopy Growth with significant funding needed to build scale in countries pursuing federally permissible medical cannabis programs, while establishing the foundation needed to supply new recreational markets as cannabis becomes legal in markets around the world. See “The CBI Group Investments” below for more information on the CBI Group Investments and related agreements.

Credit Facility

On March 18, 2021, Canopy Growth and its direct, wholly-owned subsidiary 11065220 Canada, Inc. (together with Canopy Growth, the “Borrowers”) entered into a credit agreement (the “Credit Agreement”) with the lenders party thereto (the “Lenders”) and  Wilmington Trust, National Association, as administrative agent and collateral agent for the Lenders. The Credit Agreement provides for a five-year senior secured term loan facility in an aggregate principal amount of US$750 million (the “Credit Facility”). Canopy Growth also has the ability to obtain up to an additional US$500 million of incremental senior secured debt pursuant to the Credit Agreement. The obligations of the Borrowers under the Credit Facility are guaranteed by material Canadian and U.S. subsidiaries of Canopy Growth. The Credit Facility is secured by substantially all of the assets, including material real property, of the Borrowers and each of the guarantors. The Credit Agreement contains representations and warranties, and affirmative and negative covenants, including a financial covenant requiring minimum liquidity of US$200 million at the end of each fiscal quarter. The gross proceeds, net of fees and expenses, will be used by Canopy Growth for working capital and general corporate purposes, including without limitation, growth investments, acquisitions, capital expenditures, and strategic initiatives. Please refer to “Part 1 – Business Overview - Recent Developments” under Item 7 of this Annual Report for more information on the Credit Agreement.

Supreme Acquisition

On April 7, 2021, we entered into an arrangement agreement (the “Supreme Arrangement Agreement”) with The Supreme Cannabis Company, Inc. (“Supreme Cannabis”), pursuant to which we have agreed to acquire all of the issued and outstanding common shares in the capital of Supreme Cannabis by way of a plan of arrangement under the Canada Business Corporations Act (the “Supreme Arrangement”). Supreme Cannabis is a producer of recreational, wholesale and medical cannabis products, with a global diversified portfolio of distinct cannabis companies, products and brands. The Supreme Arrangement further adds premium brands to our portfolio, namely Supreme Cannabis’ premium brands, 7ACRES and 7ACRES Craft Collective, which will complement our current consumer offering and will strengthen our brand portfolio, with both brands expected to continue to grow with further investment and expansion. Supreme Cannabis’ Blissco and Truverra brands also add breadth to our market presence in both the recreational and medical markets. Lastly, Supreme Cannabis’ hybrid-greenhouse cultivation facility at Kincardine, Ontario has a demonstrated capability of consistently producing premium flower from sought-after strains at low cost with significant potential for scaling. Please refer to “Part 1 – Business Overview—Acquisition of Supreme Cannabis” under Item 7 of this Annual Report for further discussion.

Canada

Recreational and Medical Cannabis Markets

We have realigned our infrastructure to better match market projections and are now focused on leveraging our capabilities and scale to achieve profitability in the medium term. Our strategy in Canada includes:

•

Continuing the launch of our portfolio of our innovative second phase of recreational cannabis products, specifically, ingestible cannabis, cannabis extracts and cannabis topical products (referred to as “Cannabis 2.0”) across Canada, which began in early 2020 with the introduction of our cannabis-infused beverages and edibles to the Canadian recreational cannabis market. Additional Cannabis 2.0 products have been subsequently introduced into the Canadian recreational cannabis market across the vape, edible and beverage categories, and new products will continue to be rolled-out in the coming year.

•

Strengthening our connection with our consumers by offering brands and products that delight our consumers. This includes leveraging our consumer insights, intellectual property and product innovation capability, and cultivation and manufacturing infrastructure to consistently develop the highest-quality products at each price segment. The continued build-out of our branded Tweed and Tokyo Smoke retail store network where permissible across Canada, in addition to listings in third-party retail stores, allows us to educate consumers, build brand awareness and recognition, and establish direct connections with our consumers.

•

Increasing our medical cannabis network and solidifying our position as a trusted leader in the Canadian medical cannabis market by offering a wide range of cannabis products across a variety of brands, formats and strains that serve the needs of our medical consumers. In April 2020, we announced that our Storz & Bickel Volcano Medic 2 was issued a medical license by Health Canada as an advanced cannabis vaporizer for medical use. As a result of this license, we can now distribute to medical institutions, clinics and patients in Canada, including distribution through Spectrum Therapeutics, our medical cannabis brand, distributed through an e-commerce shop.

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

As of May 28, 2021, we have 70 cannabis retail stores operating under the Tweed or Tokyo Smoke banner, of which 34 are corporate-owned stores and the balance are independently operated by our strategic partners pursuant to certain franchising arrangements. Tweed has 21 corporate-owned brick and mortar locations selling cannabis across Alberta, Manitoba, Newfoundland and Labrador and Saskatchewan and has a branded e-commerce presence in Manitoba, Nunavut and Saskatchewan. Tokyo Smoke operates 13 corporate-owned retail cannabis stores in Alberta and Manitoba and an e-commerce platform in Manitoba. Please refer to “Risk Factors” under Item 1A and “Part 1 – Business Overview—Update on COVID-19” under Item 7 of this Annual Report for further discussion.

In Ontario, we have entered into multi-year master licensing agreements to enable our development partners to expand our Tokyo Smoke and Tweed branded retail footprints. Our development partners currently operate 34 retail stores across the province. In addition, we are in the process of developing our Tweed farm gate store in Smiths Falls for which we have received our retail operator license from the Alcohol and Gaming Commission of Ontario.

European Medical Cannabis Market

Our primary strategy in the European medical cannabis market is to increase access to our medical cannabis products for medical customers in countries where it is federally permissible to do so, and to position ourselves as a trusted market leader in those countries.

Our Spectrum Therapeutics medical brand is a global leader in medical cannabis. Spectrum Therapeutics produces and distributes a diverse portfolio of medical cannabis products to healthcare practitioners and medical customers in Canada, and in several other countries where it is federally permissible to do so. Through our Spectrum Therapeutics brand, our strategy encompasses our medical channel in Germany, Poland and the Czech Republic. Dronabinol, a registered active pharmaceutical ingredient in Germany and certain other European countries, has allowed us to expand our portfolio of medical cannabis offerings for our customers in countries where permissible.

Australian Cannabis Market

We are still working to develop markets in Australia by focusing on an asset-light model which emphasizes use of third-party licenses. Through our global Spectrum Therapeutics brand, our non-infused brands such as BioSteel and This Works, our Storz & Bickel line, and our First & Free products, our strategy encompasses continuing the medical sales that began in Australia in May 2019 and supporting Australian patients through imports that are compliant with location regulation, providing Australian prescribers with the option of non-infused products including oils, soft gels and flower. In Australia, we are driven by a strong focus on quality, evidence, safety and education.

Commercialization Activities in the United States

The key elements of our U.S. commercialization strategy include:

•

In June 2019, we implemented a plan of arrangement (the “Original Acreage Arrangement”) pursuant to an arrangement agreement dated April 18, 2019, as amended on May 15, 2019, with Acreage (the “Acreage Arrangement Agreement”), a leading United States multi-state cannabis operator. In September 2020, following receipt of all required approvals, we entered into a second amendment to the Acreage Arrangement Agreement (the “Acreage Amending Agreement”) and implemented an amended and restated plan of arrangement (the “Acreage Amended Arrangement”). Pursuant to the the Acreage Amended Arrangement, following the occurrence or waiver (at our discretion) of changes in U.S. federal law to permit the general cultivation, distribution, and possession of marijuana or to remove the regulation of such activities from the federal laws of the United States and subject to the satisfaction or waiver of the conditions set out in the Acreage Arrangement Agreement (as modified by the Acreage Amending Agreement), we (i) agreed to acquire approximately 70% of the issued and outstanding shares of Acreage, and (ii) obtained the right to acquire the other approximately 30% of the issued and outstanding shares of Acreage. The acquisition of Acreage, if completed, will provide a pathway into cannabis markets in the United States; however, Canopy Growth and Acreage will continue to operate as independent companies until completion of the Acreage Amended Arrangement. See “—U.S. Regulatory Framework—The Acreage Arrangement.”

•

In December 2019, we launched a line of hemp-derived CBD oils and softgels under the First & Free brand in certain U.S. states where not prohibited under state law. In April 2020, we launched our first line of topical products in certain U.S. states where not prohibited under state law.

•	In September 2020, we launched a line of hemp-derived CBD oils, softgels and edibles under the licensed Martha Stewart® brand in certain U.S. states where permissible under state law.
•

In October 2020, BioSteel announced the expansion of the company’s U.S. footprint with industry leading distributors, Manhattan Beer and Reyes Beer Division for its ready-to-drink beverages available for sale across the United States.

•

Following the successful launch of Martha Stewart® CBD, we launched Martha Stewart® CBD for Pet in January 2021 for sale in certain U.S. states where permissible under state law. The Martha Stewart® CBD for Pet product portfolio includes oil drops and soft-baked chews in three gourmet flavor combinations and formulas – Wellness, Calm and Mobility – designed to support pet mental and physical well-being.

•

In February 2021, we launched SurityPro™ - A New Generation of CBD Products for Dogs in certain U.S. states where permissible under state law. The new generation of advanced pet specialty CBD products include soft chews and oil drops that support calm behavior, joint health and flexibility, healthy aging, and overall physical and mental well-being in dogs.

•

In March 2021, we launched our first line of hemp-derived CBD beverages, under the Quatreau brand in certain U.S. states where not prohibited under state law. Following the launch of Quatreau, we executed a master distribution agreement in April 2021 with Southern Glazer’s Wine & Spirits, a pre-eminent distributor of beverage alcohol in the U.S., as a distribution partner for our U.S. portfolio of hemp-derived CBD-infused beverages and Martha Stewart® and First & Free branded CBD products.

•

Building recognition of our Tweed and Tokyo Smoke brands in advance of the potential future permissibility of cannabis in the United States. In connection with the Acreage Arrangement Agreement, Canopy Growth and Acreage executed a licensing agreement which provides Acreage with the ability to use Canopy Growth’s intellectual property, on a no-fee basis. In accordance with this licensing agreement, in December 2019, Acreage began selling certain Tweed-branded cannabis products at select dispensaries in Illinois, Maine, Massachusetts and Oregon. The licensing agreement was amended and restated by the A&R Acreage License (as defined below) on June 24, 2020 pursuant to which the licensors and Canopy Growth granted Acreage a non-exclusive right to use and sublicense certain systems, trademarks and intellectual property within the United States. See “—U.S. Regulatory Framework—The Acreage Arrangement.” We, together with Acreage, plan on expanding the number of Tweed-branded product offerings into additional U.S. states in the second half of 2021. Any products sold by Acreage under the Tweed brand in the United States are cultivated and processed by Acreage at its facilities in the respective states in the United States where permissible under state laws.

Developing Intellectual Property and Innovative New Products

We have long believed that a significant opportunity exists to expand our total addressable market and create new consumer segments by developing innovative new recreational products that include cannabis and cannabinoids as ingredients catered to consumer need-states, such as sleep and relaxation, and consumption occasions. We have been continuously focused on conducting R&D of intellectual property related to:

•	Innovation and new product development, including the Cannabis 2.0 products that have been or will be rolled-out across Canada and other markets where it is federally permissible.
•

Creating novel applications for CBD. With the acquisition of BioSteel and This Works, we have added platforms that can be leveraged for infusing CBD, in the case of BioSteel, in sports nutrition and hydration beverages, and, in the case of This Works, in beauty, wellness, and sleep products, all in accordance with applicable state laws. BioSteel presently has a range of CBD-infused sports nutrition products in certain U.S. states, available exclusively through shopcanopy.com. This Works has also launched  sleep, stress and skincare line extensions infused with CBD through its “deep sleep”, “stress check”, “morning expert” and “my wrinkles” product franchises.

•

Creating evidence-based, protectable product formulations and driving these products through robust clinical and consumer studies towards the creation of new cannabis-based products, cannabis formulations and dose delivery systems.

Our intellectual property portfolio includes 178 issued patents and 230 patent applications as of May 28, 2021, covering plant genetics, post-growth processing (e.g. extraction, isolation and purification), equipment, synthetic chemistry (e.g. new chemical entities and synthetic pathways), formulations, human and animal health, edibles, packaging and vape devices.

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

Cannabis 2.0 Products

The legalization and regulation of Cannabis 2.0 products in Canada was announced by the federal government on October 17, 2019, pursuant to certain amendments to the regulations under the Cannabis Act. We began shipping certain of our products in late December 2019, with the first wave of our cannabis-infused chocolates being available at retail locations in early January 2020. The first of our cannabis-infused beverage offerings were made available to consumers in March 2020. We introduced our vape pen power sources to customers in January 2020, with product availability varying based on provincial regulations. Additional vape products, including vape cartridges, were launched in March 2020 in participating provinces. Additional Cannabis 2.0 products have been subsequently introduced into the Canadian recreational cannabis market, and new products will continue to be rolled-out in the coming months. Our Cannabis 2.0 product offerings include:

•

Cannabis-infused beverages, which are being produced in our licensed 150,000 square foot beverage facility in Smiths Falls. Through our extensive R&D efforts, we have developed a proprietary process that distills whole flower cannabis into a clear liquid that we refer to as “Distilled Cannabis,” which is used as an active ingredient in our THC and CBD infused beverages. We offer our beverages in a variety of flavors and sizes under the Tweed, Quatreau, Houseplant and Deep Space brands. We believe that cannabis-infused beverages that offer sophisticated taste and dose control with a rapid onset and shorter duration can be tailored to meet specific outcomes across a variety of consumption occasions, while avoiding such things as weight gain, “hangover” effects and interactions with traditional pharmaceutical medications. While our products will contain THC, CBD or a combination of the two, up to the limit of 10 milligrams of THC per package, in accordance with the regulations under the Cannabis Act, we believe a standard serving of two to five milligrams of THC is ideal for consumers and allows for more control for the user, and therefore most of our cannabis-infused beverages will be available at this potency.

•

Cannabis-infused gummies, which are being produced in our factory in Smiths Falls. This is a new production capability within our facility with initial market entry of Twd. Gummies that commenced in February 2021. These naturally-flavored, cannabis-infused soft chews are made using sativa and/or indica-dominant cannabis distillate and other simple ingredients. Current products in our gummies portfolio are sold with two to five soft chews per pack, each soft chew containing up to 5 milligrams of THC or CBD, offering a discreet and dosable cannabis experience. We offer our gummies in a variety of flavors and sizes under the Twd. and Ace Valley brands.

•

Cannabis-infused craft chocolates, which are being produced in the same factory in Smiths Falls where Hershey Canada made chocolates for over 50 years. We have worked with chocolatiers to build and refine our chocolate manufacturing process and are selling two distinct products under the Tweed, and Tokyo Smoke brands. We have taken a “bean-to-bar” approach to our chocolates, sourcing our beans from Peru, the Dominican Republic and Colombia, and then roasting them onsite in Smiths Falls to achieve optimal flavor. Similar to our beverages and gummies, our chocolates contain specific amounts of specifically formulated cannabis up to a limit of 10 milligrams of THC per package.

•

Cannabis vapes, including a range of proprietary hardware designed to bring reliable technology to the vaping category. We offer rechargeable and compact batteries designed for compatibility with 510-threaded cannabis concentrate vape cartridges. Our “510” vape concentrate cartridges are available in a variety of Tweed, Twd., and Ace Valley strains, and with a range of THC and CBD levels. In addition to the "510" cartridges, we offer Ace Valley branded all-in-one vape pens. We also offer Tokyo Smoke Luma rechargeable batteries and vape pods using our precise ceramic heating technology.

Recent reports on vape safety in North America underscore the importance of Canadian federal regulation for vape pen devices. Our vape cartridges use surgical-grade steel and specialized glass to ensure the reduction of heavy metal poisoning and contaminants leaching into the extract. Our vape products are produced using UL 8139 Certified Safe Manufacturing standards, meaning that each component of our hardware has been certified by Underwriters Laboratories (“UL”), or undergoing the review process with certification expected in advance of product on-sale dates. UL is a world leader in product safety testing and certification, and developed industry standard UL 8139 to help manufacturers address lithium battery hazards for vaping devices. UL 8139 evaluates the safety of the electrical, heating, battery and charging systems of these products. Further, our vapes are tamper-resistant and adhere to Health Canada’s regulations. We are continually reviewing and testing all inputs to ensure the highest quality and reliability of cannabinoids, terpenes, and tamper-resistance features.

Hemp-Derived CBD Isolate Human Products

Our branded, hemp-derived CBD isolate products that have been brought to market in certain U.S. states where not prohibited under state law include: (i) our Martha Stewart line of hemp-derived CBD isolate products, including confections, oils, and softgels launched in September 2020, (ii) our Quatreau line of hemp-derived CBD isolate sparkling water launched in March 2021, (iii) First & Free line of hemp-derived CBD isolate products, including oils and softgels; (iv) BioSteel’s line of “CBD for Sport” nutrition products; and (v) This Works’ range of clinically-proven and 98% natural skincare boosters expertly blended with 1% pure hemp-derived CBD isolate, available for purchase at shopcanopy.com.

Developed as a result of our investments in technology and testing, our CBD isolate human products were created by extracting and isolating derivatives from the hemp plant to produce consistent CBD formulations that are packaged in easy-to-use formats. Our Martha Stewart, Quatreau, First & Free, and BioSteel CBD products are manufactured in the United States, contain 99% pure CBD isolate and less than 0.3% THC. This Works’ Boosters CBD is extracted from high purity CBD isolate and is tested at three stages throughout our product development process, which ensures the product is pure, legal and highly effective. We are committed to selling high quality, tested and reliable products, and ensuring we make no claims unless clinically validated. This means selling our products only in U.S. states where we believe such sales are permissible under state law in order to ensure compliance with state consumer protection mandates and following the most stringent state laws regarding the sale of CBD.

Hemp-Derived Broad Spectrum CBD Pet Products

Our branded, hemp-derived broad spectrum CBD pet products that have been brought to market in certain U.S. states where not prohibited under state law include: (i) our Martha Stewart line of hemp-derived broad spectrum CBD dog chews launched in January 2021, (ii) our SurityPro line of hemp-derived broad spectrum CBD dog chews launched in January 2021.

As the leader in pet CBD research and science, Canopy Growth has conducted many studies into the safety and effects of cannabinoids in dogs and cats. Our studies demonstrate that the products are well-tolerated and can safely be used towards achieving positive health effects.  To address the various needs in dogs, Canopy Growth has developed the Martha Stewart and SurityPro product lines.  These products are made in the U.S., backed by science, and endorsed by the industry’s leading authority on non-pharmaceutical animal health products, the National Animal Supplement Council (“NASC”).  We follow all NASC guidelines – which require independent lab testing to confirm CBD concentration and the absence of pesticides, solvents, microbes, and heavy metals that can be detrimental to a pet's health.

Devices and Delivery Technology

In addition to the vape pens and cartridge products that we offer in the legal cannabis market in Canada, through Storz & Bickel we manufacture and sell medical cannabis delivery devices. Storz & Bickel has developed a factory that is certified internationally for the production of medical devices, and exports medically approved vaporizers and other similar devices to over 50 markets around the world. In April 2020, Health Canada issued a medical device license for Storz & Bickel’s new “Volcano Medic 2,” an advanced vaporizer device for medical use. This license permits distribution of the Volcano Medic 2 to medical institutions, clinics and patients in Canada, including distribution through Spectrum Therapeutics in Australia and Germany.

Brand Portfolio

We pride ourselves in a diverse brand platform making it possible for us to effectively reach target demographics. Our brands include brands that we own, as well as brands that we license from others, referred to as our “Affiliated Brands” below:

Global Cannabis		Other Consumer Products
• Tweed • DOJA • Ace Valley • Quatreau • Deep Space • First & Free • Surity Pro • Spectrum Therapeutics • Vert • Tokyo Smoke • TWD • Simple Stash	Affiliated Brands • Martha Stewart CBD • DNA Genetics • Houseplant • LBS	• BioSteel • Storz & Bickel • This Works

Global Cannabis

Tweed – Tweed is our flagship cannabis brand. Tweed products include dried flower, pre-rolls, vapes, oils, soft gels, edibles and beverages.

DOJA – Doja is a premium brand that is grown with care for a superior smoking experience. Doja products include dried flower and pre-rolls.

Ace Valley – Ace Valley is a cannabis brand focused on ready-to-enjoy products. We offer a range of well-designed pre-rolls, vapes and gummies across Canada.

Quatreau – Quatreau is a line of refreshing, naturally-flavored, cannabis-infused sparkling water beverages, offering THC and CBD options in Canada, and CBD-only options in the U.S.

Deep Space – Deep Space is a line of full-flavored cannabis-infused classic soft drink beverages with a higher dose of THC than other offerings across our portfolio, with 10 milligrams of THC per serving in a 222-milliliter mini can.

First & Free – First & Free is a pure CBD extract supplement brand that provides functional wellness solutions in oil and softgel formats.

SurityPro – SurityPro is a line of CBD products, soft chews and oil drops for dogs, combining CBD and known active ingredients to support key functional concerns of mobility, calmness and healthy aging.

Spectrum Therapeutics – Spectrum Therapeutics is our brand of medical cannabis products designed to optimize the therapeutic benefits of medical cannabis for pain, mood and sleep conditions. Branded products include cannabis oils, softgels and flower. Spectrum Therapeutics is also an e-commerce, multi-brand platform within the Canadian market.

Vert– Vert is a recreational cannabis brand, focused in the Canadian province of Quebec, that delivers locally-grown products to Quebec consumers. Vert products include dried flower and pre-rolls.

Tokyo Smoke – Tokyo Smoke is a retail, cannabis and cannabis accessory brand delivering immersive experiences to consumers through best-in-class retail stores and offering a range of unique branded and designed cannabis products.

TWD – Twd. is a value-forward brand that offers a lower price point without sacrificing quality. Twd. products include dried flower, pre-rolls, vapes, oils and edibles.

Simple Stash – Simple Stash is an ultra-value flower brand for the everyday consumer. Simple Stash products include dried flower and pre-rolls.

Affiliated Brands

Martha Stewart CBD – Combining gourmet flavors with state-of-the-art CBD, Martha Stewart’s line includes wellness gummies, softgels and oils, and more recently as of 2021, a line of CBD soft baked chews for dogs.

DNA Genetics – DNA is a premium cannabis brand that offers superior genetics married with legacy market growing techniques. Products include dried flower and pre-rolls.

Houseplant – Houseplant is a premium cannabis brand founded by Seth Rogen and Evan Goldberg. Products include an assortment of dried flower, pre-rolls, and beverages.

LBS – LBS is a premier cannabis brand founded by entertainment icon Snoop Dogg. Products include dried flower and pre-rolls.

Other Consumer Products

BioSteel – BioSteel is a sports nutrition and hydration brand focused on making the healthiest products with clean labels and quality ingredients. Originally formulated for professional athletes, BioSteel products are now used by athletes and active individuals everywhere.

Storz & Bickel – Based in Tuttlingen, Germany, Storz & Bickel are designers and manufacturers of medically approved vaporizers, most notably the Volcano Medic and the Mighty Medic.

This Works – Founded in London, England, This Works offers a range of high-quality natural skincare and sleep solution products. Through a unique approach of formulating solutions that work in harmony with the 24-hour body clock, This Works has evolved its product lines beyond a traditional viewpoint to a more complete regimen.

Our Operations

Canadian Operations

Recreational

In fiscal 2021, we right sized our production footprint to better align with market demand.  In December 2020, we closed five facilities in the following locations:

•	Birch Hills, SK (outdoor grow operating site);
•	Scarborough, ON (indoor operating site, although site maintained for R&D purposes);
•	Bowmanville, ON (indoor operating site);

•	Fredericton, NB (indoor operating site); and
•	St. John’s, NFLD (indoor non-operating).

These locations were shut down because we estimate that we can replace the estimated growth capacity with third party equivalent product at lower costs. We now operate a balanced portfolio of indoor and greenhouse facilities, at a lower average operating cost.

Our in-house manufacturing capabilities of recreational cannabis products have remained intact.  We can process bulk cannabis flower, whether internally or externally sourced, into high quality cannabis flower products as well as a full spectrum of Cannabis 2.0 products produced from our internal extraction capacity.  Such extracted cannabis oil is either turned into distillate or isolate which in turn feeds our manufacturing process for existing products as well as our innovation pipeline.  We are confident that our production and manufacturing capabilities and know-how are sufficient to meet the diverse needs of our recreational and medical cannabis consumers in Canada.

Our innovation pipeline continues to focus on insights driven, consumer focused products that in some cases represent net new offerings and line extensions to product formats already in the market.

As the Canadian cannabis market matures, we expect to see opportunities to outsource manufacturing.  Excess capacity at other cannabis producers presents Canopy Growth with an opportunity to accelerate speed to market, avoid capital investments until a critical sales volume is achieved, and provides us with surge capacity during peak periods.  All of this resulting in a more streamlined, agile, and cost-effective supply chain.

Medical

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

Access: We have developed several programs to improve access to medical cannabis for authorized patients. First, we provide an income-tested Compassionate Pricing Program whereby eligible low-income patients may obtain a 20% discount off regular prices of medical cannabis. We also have multiple offerings for veterans of the Canadian armed forces, including: a group of customer care agents dedicated to assisting veterans with registration, ordering and insurance coverage; pre-approval and direct billing of Veterans Affairs Canada (“VAC”) to ensure uninterrupted access to medication; full coverage (through VAC) of all products offered in our online Spectrum Therapeutics medical shop, which means that veterans do not have to pay out of pocket for any product; special offers on our Storz & Bickel devices.

Health Care Professional Engagement: A key focus has been to develop a multifaceted approach to reach doctors, nurse practitioners, and other key health care providers through direct and indirect outreach. We have established a presence at certain major medical conferences; developed and deployed medical education programs with broad appeal on topics like chronic pain control, opioid sparing, and integration of medical cannabis into clinical practice; and engaged regional, national, and international key opinion leaders through scientific webinars aimed at peer-to-peer education. By leveraging our investment in real world studies and other clinical trials, we continue to strengthen our relationships with many of the leading names in cannabinoid science and medical cannabis, which includes recruitment for our Global Chronic Pain Patient Registry that began in Canada in late 2020.

In our effort to promote brand recognition without advertising our products directly to the public, we work closely with patient educators of specialty medical cannabis clinics and continue to hold community events (to the extent allowable within the regulatory environment), in order to build relationships and visibility for our brands.

Global Operations

In recent years, the actions of governments around the world have signaled a significant change in attitudes towards cannabis, have either formally legalized medical cannabis access or established government efforts to explore the legalization of medical cannabis access. Therefore, opportunities continue to exist for Canopy Growth to operate in jurisdictions where governments have established, or are actively moving towards, a legal framework. To support Canopy Growth’s continued push toward profitability, operations across global incubator markets have been rationalized and realigned to support an asset-light model. Market entry will focus on using our non-infused products to support immediate revenue and establishing Canopy Growth in these markets as a leader in promoting a wellness focused lifestyle.

Europe

Our Spectrum Therapeutics medical brand continues to service the medical market in Europe with operations in Germany, Poland and the Czech Republic. Our European medical business operates primarily as a pharmacy model. Further, the corporate offices and production facility of Storz & Bickel are located in Tuttlingen, Germany.

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

We have continued to expand our presence in the U.S. with new licenses for hemp manufacturing in Modesto, California. In October 2020, we entered into a hemp operating agreement with the City of Modesto to operate an industrial hemp manufacturing facility.

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

Australia

Early in fiscal 2018, we launched our Australian operations and Spectrum Therapeutics began selling medical cannabis to doctors prescribing its products. On March 25, 2020, Canopy Growth Australia received its ODC Licenses for manufacturing and cultivation, and construction of a Victoria-based greenhouse and processing facility was completed in October 2020. Spectrum Therapeutics continues to support Australian medical customers through imports.

Additionally, we have registered and listed the Storz & Bickel medical devices on the Australian Register of Therapeutic Goods, as well as the Web Assisted Notification of Devices  database in New Zealand. Canopy Growth has also received a tax exception in Australia for the successful classification of a Storz & Bickel medical device.

Government Contracts

In Canada, we sell cannabis and cannabis products to cannabis control authorities in all of the provinces and territories in Canada (other than Saskatchewan), where each such cannabis control authority is the sole wholesale distributor and in certain provinces, the sole retailer, of cannabis and cannabis products in the relevant province. We sell these products to the various cannabis control authorities under supply agreements that are subject to terms that allow for renegotiation of sale prices and termination at the election of the applicable cannabis control authority. In particular, the cannabis control authorities may in the future choose to stop purchasing our products, may change the prices at which they purchase our products, may return our products to us and, in certain circumstances, may cancel purchase orders at any time including after products have been shipped. For the year ended March 31, 2021, we had approximately CDN$218.5 million in sales to cannabis control authorities and no single one accounted for at least 10% of our net consolidated revenue.

Research and Development Activities and Intellectual Property

Intellectual Property

In addition to our medical and recreational brands as detailed above, the proprietary nature of, and protection for, our products, technologies and processes are a key aspect to our business. We rely on a combination of patents (utility and design), trademarks, copyrights and know-how to establish and protect our intellectual property. Our intellectual property portfolio includes 178 issued patents and 230 patent applications as of May 28, 2021 covering plant genetics, post-growth processing (e.g. extraction, isolation and purification), equipment, synthetic chemistry (e.g. new chemical entities and synthetic pathways), formulations, human and animal health, edibles, packaging and vape devices. We have established and will continue to build proprietary positions in all key aspects of our business. We invest heavily in our intellectual property and consider it to be one of the pillars of our value. The duration of the protection afforded by our registered intellectual property varies by the nature of the registration, but we manage renewals and notices on an on-going basis to ensure that our intellectual property is protected to the full extent possible under applicable law.

Clinical Trials

We conduct clinical research across several of our product segments in order to further develop and enhance our technical capacity and expertise.

Our human R&D division acts as a cannabis research incubator, focusing on developing and researching cannabis formulations and dose delivery systems. This division includes elements of product design and ingredient selection, formulation, safety, and efficacy testing for the support and development of standardized cannabis formulations and dose delivery systems across a range of products. Our R&D division is focused on furthering the science of cannabinoids, building upon our robust portfolio of intellectual property and providing evidence by way of clinical trials on what conditions cannabis can treat and what symptoms cannabis can improve. Studies focused on applications of our cannabis formulations include randomized placebo-controlled trials of one of our CBD-only formulations for (i) reducing anxiety associated with test taking and performance, and (ii) reducing biological and psychological fear reactions to a laboratory-based breathing challenge known to elicit fear. Other studies include Phase 1 clinical trials of the safety, pharmacokinetics, and pharmacodynamics of Spectrum Yellow oil and Spectrum Red softgels, and a Phase 3 study of the use of dronabinol to treat spasticity due to multiple sclerosis, with the aim of supporting registration of dronabinol within Germany. A large global study of Spectrum Therapeutics product prescription patterns, use, effects, and safety recently launched that will provide valuable information about how Spectrum Therapeutics products are being used by patients in Canada, Australia, and Germany, and will help refine product offerings for maximal therapeutic benefits. Other ongoing studies include several third-party investigator-initiated trials of cannabinoid-based therapies and products.

Pharmacovigilance

In the interest of patient safety and good pharmacovigilance practices, we have implemented a unique global pharmacovigilance and product safety program to capture, document and evaluate adverse events reported from the worldwide use of our medical cannabis products and our various Canadian recreational cannabis brands, including Tweed, Tokyo Smoke, DOJA and our CBD product lines such as First & Free and Martha Stewart CBD, as well as products sold by our operating subsidiaries BioSteel, This Works and Storz & Bickel.

Pharmacovigilance, also known as drug safety, is the science and activities relating to the detection, assessment, understanding and prevention of adverse effects or any other drug-related problems. Our product safety team works to ensure that new products are developed with consumer safety in mind.

The global pharmacovigilance program ensures that all employees are trained on how to identify and report adverse events. Data collected from various sources (including, but not limited to, spontaneous reporting, clinical trials, literature and health authorities’ databases) are processed and analyzed in a centralized global safety database by our pharmacovigilance team, in compliance with global and local regulatory requirements.

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

Pursuant to the transitional provisions outlined in the Cannabis Act, we transitioned all licenses held under the ACMPR regulatory framework to the new Cannabis Act; therefore, all licenses remain active due to the regulatory change that occurred on October 17, 2018.

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

The Cannabis Act legalized recreational cannabis use nationwide in Canada. It creates a legal framework for controlling the production, distribution, sale and possession of cannabis across Canada for both medical and recreational purposes. Subject to provincial or territorial restrictions, adults who are 18 years of age or older are legally able to:

•	possess up to 30 grams of legal cannabis, dried or equivalent in non-dried form in public;
•	share up to 30 grams of legal cannabis with other adults;
•	buy dried or fresh cannabis and cannabis oil from a provincially licensed retailer;
•	grow, from licensed seed or seedlings, up to four cannabis plants per residence for personal use; and
•	make cannabis products, such as food and drinks, at home as long as organic solvents are not used to create concentrated products.

In the initial stage of the regulated recreational cannabis market, products available for sale were the same as those permitted in the medical cannabis market (dried flowers, oils and soft-gel and pre-rolled cannabis products). On October 17, 2019, the second phase of recreational cannabis products, specifically, edible cannabis products, cannabis extracts, and cannabis topical products, were legalized pursuant to certain amendments to the regulations under the Cannabis Act.  Edible cannabis products, cannabis extracts, and cannabis topical products, which are now available for sale, are subject to additional regulatory requirements that include supplemental marketing and advertising rules, further restrictions on labelling and packaging, rules relating to ingredients of edible cannabis products and cannabis extracts, limits on THC content, and added production facility requirements.

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

The Cannabis Act mandates that three years following its coming into force, the Minister will cause a review of the legislation and its administration and operation, including a review of the impact of the legislation on public health, on the health and consumption habits of young persons, the impact of cannabis on Indigenous persons and communities, and the impact of the cultivation of cannabis plants in a dwelling-house.  No later than 18 months after the review begins, the Minister must cause a report on the review, including any finding or recommendations, to be laid before each House of Parliament.

In addition, in each province and territory, other than Saskatchewan and Manitoba and Nunavut, the provincial body is solely responsible for online sales. However, as a result of the COVID-19 pandemic, many retail cannabis stores across the country have been operating under COVID restrictions which vary province to province and range from reduced in store capacity to mandated curbside pick up, click and collect or delivery only, including all of our corporate-owned stores in Newfoundland and Labrador, Manitoba, Alberta, and Saskatchewan. Please refer to “Risk Factors” under Item 1A and “Part 1 – Business Overview—Update on COVID-19” under Item 7 of this Annual Report for further discussion.

With respect to retail sales of cannabis, other than online sales, the provincial and territorial regulations in Prince Edward Island, Nova Scotia, Quebec and the Northwest Territories allow only for government-run cannabis stores, while the provincial and territorial regulations in Ontario, Manitoba, Saskatchewan, Alberta and Yukon leave the retail sale of cannabis, other than online sales, to the private sector. In Newfoundland and Labrador, British Columbia and Nunavut, provincial and territorial regulations allow for a hybrid model in which both public and private stores can operate. In New Brunswick, the provincial regulations currently allow only for government-run cannabis stores.

The Cannabis Act also includes several measures to help prevent youth from accessing cannabis, including both age restrictions and restrictions on the promotion of cannabis. Regulations under the Cannabis Act include the following labeling and branding requirements:

•	plain packaging, including a standardized cannabis symbol on every label;
•	mandatory health warning messages (including specifics regarding size, placement and appearance);
•	a limit of one brand element aside from the brand name;
•	no other image or graphic;
•	the packaging and the label need to be a single, uniform color;
•	use of fluorescent or metallic colors is prohibited;
•	labels and packaging cannot have any embossing; and
•	no inserts can be included.

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

U.S. Regulatory Framework

On February 8, 2018, the Canadian Securities Administrators revised their previously released Staff Notice which provides specific disclosure expectations for issuers that currently have, or are in the process of developing, cannabis-related activities in the United States as permitted within a particular state’s regulatory framework. All issuers with U.S. cannabis-related activities are expected to clearly and prominently disclose certain prescribed information in prospectus filings and other required disclosure documents.

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

Unlike in Canada, which has uniform federal legislation governing the cultivation, distribution, sale and possession of cannabis under the Cannabis Act, in the United States, cannabis is regulated at both the federal and state levels. Notwithstanding the permissive regulatory environment of cannabis in some states, cannabis continues to be categorized as a Schedule I controlled substance under the Controlled Substances Act (“CSA”), making it illegal under federal law in the United States to cultivate, distribute, or possess cannabis. This means that while state law in certain U.S. states may take a permissive approach to medical and/or recreational use of cannabis, the CSA may still be enforced by U.S. federal law enforcement officials against citizens and businesses of those states for activity that is legal under state law.

As a result of the conflicting views between state legislatures and the U.S. federal government regarding cannabis, investments in cannabis businesses in the United States are subject to inconsistent legislation and regulation. The response to this inconsistency was first addressed in August 2013 when then Deputy Attorney General James Cole authored a memorandum (the “Cole Memorandum”), noting that in jurisdictions that have enacted laws legalizing cannabis in some form and that have also implemented strong and effective regulatory and enforcement systems to control the cultivation, distribution, sale and possession of cannabis, conduct in compliance with those laws and regulations is less likely to be a priority at the federal level.

In light of limited investigative and prosecutorial resources, the Cole Memorandum concluded that the Department of Justice should be focused on addressing only the most significant threats related to cannabis. The Cole Memorandum was later rescinded by U.S. Attorney General Jeff Sessions under the Trump Administration.

On March 11, 2021, Merrick Garland was appointed as U.S. Attorney General.  At his confirmation hearing, he said, “It does not seem to me a useful use of limited resources that we have, to be pursuing prosecutions in states that have legalized and that are regulating the use of marijuana, either medically or otherwise”. He has not yet reissued the Cole Memorandum, however, or issued substitute guidance.   In the fiscal 2021 omnibus spending bill, Congress included the Rohrabacher-Farr amendment which prohibits the Department of Justice from spending funds to interfere with the implementation of state medical cannabis laws until September 30, 2021. Please refer to “Risk Factors” under Item 1A of this Annual Report for further discussion.

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

Multiple legislative reforms related to cannabis and cannabis-related banking are currently being considered by the federal government in the United States. Examples include the Strengthening the Tenth Amendment Through Entrusting States Act, the Marijuana Opportunity, Reinvestment and Expungement Act and the Secure and Fair Enforcement Banking Act. There can be no assurance that any of these pieces of legislation will become law in the United States.

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

On December 20, 2018, the 2018 Farm Bill was signed into law in the United States. The 2018 Farm Bill, among other things, defines industrial hemp, removes industrial hemp and its cannabinoids, including CBD derived from industrial hemp but excluding THC, from the CSA and allows for industrial hemp production and sale in the United States. The FDA has retained authority over the addition of CBD to products that fall within the Food, Drug and Cosmetic Act (the “FDCA”). So far, the FDA has stated that (a), to date, it has approved only one CBD product (a prescription drug to treat two forms of epilepsy), (b) it has seen only limited data about CBD safety and the data it has seen points to risks that need to be considered before taking CBD for any reason, (c) some CBD products are being marketed with unproven medical claims and are of unknown quality and (d) it is currently illegal to market CBD by adding it to a food or labeling it as a dietary supplement. Since the passage of the 2018 Farm Bill, the FDA has periodically issued warning letters to CBD companies, which have been sent for the most part to companies making unfounded medical claims related to major diseases regarding their products. Courts have found that the FDA’s position on

CBD amounts to guidance, and have stayed cases until FDA issues final regulations.  Some states take the position that CBD products are not legally permitted to be sold, but increasingly more states are allowing CBD foods, beverages, and supplements to be sold in-state and issuing more comprehensive regulations for the testing and labelling of those products.

There can be no assurance that the FDA will approve CBD as an additive to products under the FDCA. However, the FDA has expressed a willingness to take a flexible regulatory approach to foster the development of hemp-derived products such as CBD.  On February 26, 2020, then-FDA Commissioner Stephen Hahn said, “We know one thing, the American people are using CBD products.  People are using these products.  We’re not going to be able to say you can’t use these products.  It’s a fools’ game to try to even approach that.” The FDA has indicated that any regulations allowing CBD in regulated products will have to fit under the confines of current law and further legislation will likely be required. A pending House bill with bipartisan support, the Hemp and Hemp-Derived CBD Consumer Protection and Market Stabilization Act of 2021, would allow hemp and hemp-derived CBD to be legally marketed in dietary supplements.

The passage of the 2018 Farm Bill has allowed us to advance our hemp interests in the United States. In New York State, we are awaiting proposed hemp cannabinoid regulations, which once final, should lead to significant investment in New York.

The Acreage Arrangement

On June 27, 2019, Canopy Growth and Acreage implemented the Original Acreage Arrangement pursuant to the Acreage Arrangement Agreement, which granted Canopy Growth the right (and obligation) to acquire, subject to the satisfaction or waiver of certain conditions contained in the Acreage Arrangement Agreement, all of the issued and outstanding securities of Acreage contingent on the occurrence or waiver of the changes in U.S. federal law to permit the general cultivation, distribution and possession of marijuana or to remove the regulation of such activities from the federal laws of the United States (the “Triggering Event”). Pursuant to the Acreage Arrangement Agreement, upon the implementation of the Original Acreage Arrangement, shareholders of Acreage and certain other securityholders received an upfront payment of US$300 million. In connection with the Original Acreage Arrangement, Canopy Growth and Acreage executed a licensing agreement (the “Original Acreage Licensing Agreement”) which provides Acreage with the ability to use Canopy Growth’s brands, along with other intellectual property, on a no-fee basis. In accordance with the Original Acreage Licensing Agreement, in December 2019 Acreage began selling certain Tweed-branded cannabis products at select dispensaries in Illinois, Maine, Massachusetts and Oregon. Any products sold by Acreage under the Tweed brand in the United States are cultivated and processed by Acreage at its facilities in the respective states in the United States where permissible under state laws.

On June 24, 2020, Canopy Growth and Acreage entered into a proposal agreement (the “Proposal Agreement”) in order to, among other things, implement the Acreage Amended Arrangement. In September 2020, Acreage obtained the requisite approvals of the shareholders of Acreage and the Supreme Court of British Columbia and on September 23, 2020, Canopy Growth and Acreage entered into the Acreage Amending Agreement and implemented the Acreage Amended Arrangement. The Acreage Amended Arrangement provides for, among other things, the following:

(a)

a capital reorganization of Acreage, pursuant to which (i) each outstanding Acreage Class A subordinated voting share (“Acreage Existing SVS”) was exchanged for 0.7 of an Acreage Fixed Share (as defined below) and 0.3 of an Acreage Floating Share (as defined below); (ii) each outstanding Acreage Class B proportionate voting share (“Acreage Existing PVS”) was exchanged for 28 Acreage Fixed Shares and 12 Acreage Floating Shares; and (iii) each outstanding Acreage Class C multiple voting share (“Acreage Existing MVS”) was exchanged for 0.7 of an Acreage Fixed Multiple Share (as defined below) and 0.3 of an Acreage Floating Share;

(b)

following the occurrence or waiver (at our discretion) of the Triggering Event and subject to the satisfaction or waiver of the conditions set out in the Acreage Arrangement Agreement (as modified by the Acreage Amending Agreement), we will acquire all of the Class E subordinated voting shares (the “Acreage Fixed Shares”) based on an amended exchange ratio equal to 0.3048 of a Canopy Growth Share for each Acreage Fixed Share, subject to adjustment in accordance with the Acreage Amended Arrangement;

(c)

upon the occurrence or waiver (at our discretion) of the Triggering Event and subject to the satisfaction or waiver of the conditions set out in the Acreage Arrangement Agreement (as modified by the Acreage Amending Agreement), we will have the right exercisable for a period of 30 days thereafter, to acquire all of the Class D subordinated voting shares (the “Acreage Floating Shares”) for cash or Canopy Growth Shares or a combination thereof, in our discretion, at a price equal to the 30-day volume weighted average trading price of the Acreage Floating Shares, subject to a minimum price of US$6.41 per Acreage Floating Share;

(d)

immediately prior to the acquisition of the Acreage Fixed Shares, each Class F multiple voting shares (each, an “Acreage Fixed Multiple Share”) will automatically be exchanged for one Acreage Fixed Share and thereafter be acquired by us;

(e)	if the occurrence or waiver of the Triggering Event does not occur within by September 23, 2030, our rights will terminate; and

(f)	we made a payment to certain securityholders of Acreage of approximately US$37.5 million.

We also entered into an amended and restated license agreement (the “A&R Acreage License”) in connection with the Proposal Agreement to amend and restate the Original Acreage Licensing Agreement. Pursuant to the A&R Acreage License, Acreage has the non-exclusive right to use and sublicense the intellectual property that is subject to the A&R Acreage License within the United States.

We also advanced US$50 million to Universal Hemp, LLC, a wholly-owned subsidiary of Acreage (“Acreage Hempco”) on September 23, 2020, pursuant to a secured debenture (the “Hempco Debenture”). In accordance with the terms of the Hempco Debenture, the funds cannot be used, directly or indirectly, in connection with or for any cannabis or cannabis-related operations in the United States, unless and until such operations comply with all applicable laws of the United States. The Hempco Debenture bears interest at a rate of 6.1% per annum, matures September 23, 2030, or such earlier date in accordance with the terms of the Hempco Debenture.

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

Canopy Growth holds conditionally exchangeable shares (the “TerrAscend Exchangeable Shares”) and common share purchase warrants in the capital of TerrAscend as well as an option (the “TerrAscend Option”) to acquire common shares of TerrAscend. The TerrAscend Exchangeable Shares are not entitled to voting rights, dividends or other rights upon dissolution of TerrAscend but are convertible into common shares of TerrAscend upon receipt of the approval of the stock exchanges upon which Canopy Growth’s securities are listed and following either changes in United States federal laws regarding the cultivation, distribution or possession of cannabis or changes in the policies of the stock exchanges upon which Canopy Growth’s securities are listed with respect to such activities. The TerrAscend Exchangeable Shares do not provide (and there are no related contractual rights that would otherwise provide) us with any right to dividends, entitlements upon dissolution of TerrAscend, cash flow or other current economic entitlements, voting rights or any form of control over the business, affairs, operation or financial condition of TerrAscend. The TerrAscend warrants and the TerrAscend Option described above are only exercisable upon the occurrence or waiver of the Triggering Event (see “Recent Developments” below for further information regarding the TerrAscend Option).

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

There is a risk that our interpretation of laws, regulations and guidelines, including, but not limited to, the Cannabis Act, the associated regulations, various United States state regulations and applicable stock exchange rules and regulations may differ from those of others, including those of government authorities, securities regulators and stock exchanges. In addition, we have and will endeavor to cause the entities that we invest in, to only conduct business and invest in entities in federally legal jurisdictions by including appropriate representations, warranties and covenants in our agreements with such entities. Any violation of these terms would result in a breach of the applicable agreement between such entity and us and, accordingly, may have a material adverse effect on our business, operations and financial condition. In particular, we may be required to divest its interest in an entity or risk significant fines, penalties, administrative sanctions, convictions, settlements or delisting from the TSX and/or NASDAQ and there is no assurance that any divestiture will be completed on terms favorable to us, or at all. Please refer to “Risk Factors” under Item 1A of this Annual Report for further discussion.

Competition

Health Canada issues licenses to cultivate, process and/or sell cannabis under the Cannabis Act. When considering the competitive landscape for cannabis production, cultivation and sale, each license issued by Health Canada is connected to a specific entity and a specific property, so to commence a new production site, an entity must apply for a new license. With the demand for legal cannabis increasing and given the early stage of the recreational cannabis market, as more Cannabis 2.0 products are launched, we expect that new competitors will enter the market. In the recreational market, we compete on the basis of quality, price, brand recognition, consistency and variety of cannabis products with the same competitive factors that apply in the medical market, in addition to physician familiarity with cannabis products.

Certain companies in the Canadian cannabis market have elected to enter into contract manufacturing arrangements with licensed producers pursuant to which the licensed producer cultivates, processes and sells cannabis under the brand of the contracting company without the contracting company being required to own its own cannabis production assets. This can reduce the barriers to entry for branding companies and increase the number of cannabis products available to consumers; however, such arrangements are contingent on procuring favorable terms under manufacturing arrangements with licensed producers and are still subject to the ongoing requirements of maintaining cannabis production assets.

In addition, there are illegal growers and retailers of cannabis, operating in the illicit market that, while operating illegally, still act as competitors by either diverting customers away due to product choice, perceived quality of product, convenience of access or price point.

In regards to hemp-derived CBD, with the increased interest in CBD in Canada, the United States and internationally, the hemp-derived CBD market will likely continue to expand. Market entrants in Canada and the United States face regulatory hurdles which may impede access to the market, as well as regulatory uncertainty surrounding the treatment of CBD in both the U.S. and Canada.

Internationally, the capacity of cannabis companies to operate is limited to those countries which have legalized aspects of the production, distribution, sale and use of cannabis. We continue to seek out opportunities internationally by engaging with local cannabis and business experts.

Our BioSteel, This Works and Storz & Bickel subsidiaries, are each subject to their own unique competitive considerations.

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

On November 1, 2018, CBG Holdings LLC (“CBG”), a wholly-owned subsidiary of CBI, invested CDN$5.079 billion in Canopy Growth in exchange for (i) 104,500,000 common shares at a price of CDN$48.60 per common share, and (ii) 139,745,453 common share purchase warrants (the “CBG Warrants”), of which 88,472,861 CGB Warrants (the “Tranche A Warrants”) had an exercise price of CDN$50.40 and were exercisable until November 1, 2021 and the remaining 51,272,592 CBG Warrants (the “Original Tranche B Warrants”) had an exercise price based on the five-day volume weighted average price of the common shares on the TSX at the time of exercise and will become immediately exercisable only following the exercise of the Tranche A Warrants.

In connection with the Acreage Arrangement Agreement, Canopy Growth and CBG entered into a consent agreement dated April 18, 2019 (the “Consent Agreement”) pursuant to which Canopy Growth agreed to (a) the extension of the expiry date of the Tranche A Warrants from November 1, 2021 until November 1, 2023, (b) the extension of the expiry date of the Original Tranche B Warrants from November 1, 2021 until November 1, 2026; and (c) the amendment of the exercise price for 38,454,444 of the Original Tranche B Warrants, such that 38,454,444 Tranche B Warrants (as defined below) will be exercisable to acquire one common share at a price of CDN$76.68 rather than the five-day volume weighted average trading price of the common shares at the time of exercise.

On May 1, 2020, the Greenstar Warrants were exercised on May 1, 2020, for aggregate gross proceeds of approximately CDN$245 million.

As of May 28, 2021, the CBI Group holds, in the aggregate, 142,253,802 common shares, 139,745,453 CBG Warrants and CDN$200 million principal amount of Canopy Notes. The common shares held by the CBI Group represent approximately 37.1% of the issued and outstanding common shares. Assuming full exercise of the CBG Warrants and full conversion of the Canopy Notes, the CBI Group would hold 286,150,795 common shares, representing approximately 54.3% of the issued and outstanding common shares (assuming no other changes in Canopy Growth’s issued and outstanding common shares), calculated in accordance with applicable securities laws.

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

In accordance with the New Investor Rights Agreement, CBI Group will be permitted, prior to the exercise or expiry of all of the CBG Warrants, to purchase up to 20,000,000 common shares (subject to customary adjustments for share splits, consolidations or other changes to the outstanding share capital of a similar nature): (i) on the TSX, NASDAQ or any other stock exchange, marketplace or trading market on which the common shares are then listed; or (ii) through private agreement transactions with existing holders of common shares, provided that CBG must promptly notify Canopy Growth of any acquisition of common shares.

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

In addition, we agreed that, in the event that CBG exercises the Tranche A Warrants in full, we will purchase the lesser of (i) 27,378,866 common shares, and (ii) common shares with a value of CDN$1,582,995,262, during the period commencing on April 18, 2019 and ending on the date that is 24 months after the date that CBG exercises all of the Tranche A Warrants. If, for any reason, we do not purchase for cancellation the common shares within such period, we are required to pay to CBG an amount (the “Credit Amount”), as liquidated damages, equal to the difference between: (i) CDN$1,582,995,262; and (ii) the actual purchase price we paid in purchasing common shares pursuant to the Consent Agreement. The Credit Amount will reduce the aggregate exercise price otherwise payable by CBG upon each exercise of the Tranche B Warrants and the Tranche C Warrants (as defined below)).

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

Concurrent with the execution of the Proposal Agreement, on June 24, 2020, Canopy Growth and CBG entered into a second consent agreement (the “Second Consent Agreement”). As the transactions contemplated by the Proposal Agreement may result in certain taxes owing by CBG or its affiliates, we agreed, pursuant to the Second Consent Agreement, to indemnify CBG and its affiliates for such taxes and losses incurred in relation to such taxes, subject to certain exceptions.

Human Capital Resources

As of March 31, 2021, we had 3,259 total employees, including 2,362 full-time employees in Canada. As of March 31, 2021, we had 897 employees outside of Canada, including in the United States. Our employees in production roles are critical to the success of our key markets. As of March 31, 2021, we had a total of 1,260 employees in production roles in Canada, 65 in the United States, 177 in Europe, and 1 in Brazil.  As of March 31, 2021, a total of 21 employees are unionized in Canada and 79 in Europe.

Our Total Rewards programs are designed to attract, motivate, recognize, and retain the talent we need to realize our vision and deliver on our growth expectations, while holistically supporting total employee well-being.  Our Total Rewards philosophy includes rewarding employees competitively, treating our employees fairly, and providing the flexibility needed to cultivate greatness.

In order to support our employees during the COVID-19 pandemic, we initiated a number of mental-health programs and offered supplemental resources that are available to all of our employees. In addition, we have established a COVID-19 Management Committee and implemented various measures to reduce the spread of the virus including requiring that our non-production employees work from home, restricting visitors to production locations, screening employees with infrared temperature readings and requiring them to complete health questionnaires on a daily basis before they enter facilities, implementing social distancing measures at our production locations, enhancing facility cleaning protocols, and encouraging employees to adhere to preventative measures recommended by the World Health Organization (“WHO”).

Fostering a culture of accountability and compliance is also central to our human resource management. All of our employees complete annual training on applicable corporate policies including our Code of Business Conduct and Ethics, Whistleblower Protection Policy, Insider Trading Policy and Anti-Bribery and Anti-Corruption Policy.

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

Risk Factor Summary

•	We have a limited operating history and our growth strategy may not be successful.
•	We may not be able to achieve or maintain profitability and may continue to incur losses in the future.
•	Our products are new; there is limited long-term data with respect to the efficacy, side effects and safety of our products; and our products have been and may be in the future subject to recalls.
•	We are subject to extensive regulation and licensing and may not successfully comply with all applicable laws and regulations.
•

The production and distribution of our products are subject to disruption, the risks of an agricultural business and the risk that third party suppliers and distributors may not perform their obligations to us.

•	Our entry into new markets is subject to risks normally associated with the conduct of business in foreign countries.
•	Our business has been and may be adversely affected by the COVID-19 pandemic.
•	Our businesses face highly competitive conditions.
•	Intellectual property is key to our growth strategy and we may be unable to obtain or enforce our intellectual property rights.
•	CBI has significant influence over us and may acquire 143,896,933 additional common shares.
•	The price of our common stock has been and may continue to be highly volatile.
•	We are subject to other risks generally applicable to our industry and the conduct of our businesses.

Risks Relating to Our Growth Strategy

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

We have incurred losses in recent periods. We had negative operating cash flow for the fiscal years ended March 31, 2021, March 31, 2020, and March 31, 2019. We may not be able to achieve or maintain profitability and may continue to incur significant losses in the future. In addition, we expect to continue to increase our capital investments and operating expenses as we implement initiatives to continue to grow our business. If our revenues do not increase to offset these expected increases in costs and operating expenses, we will not be profitable. If our revenue declines or fails to grow at a rate faster than our operating expenses, and we are unable to secure funding under terms that are favorable or acceptable to us, or at all, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We may not achieve profitability in the future and, even if we do become profitable, we might not be able to sustain that profitability. There is no assurance that future revenues will be sufficient to generate the funds required to continue operations without external funding.

Risks Relating to Our Products

There is limited long-term data with respect to the efficacy, side effects and safety of our products and future clinical research studies on the effects of cannabis, hemp and cannabinoids and cannabis-based products may lead to conclusions that dispute or conflict with our understanding and belief regarding their benefits, viability, safety, efficacy, dosing and social acceptance.

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

We are required to conduct clinical trial of our products under applicable laws. Clinical trials are expensive, time consuming and difficult to design and implement. Regulatory authorities may suspend, delay or terminate any clinical trials we commence at any time, may require us, for various reasons, to conduct additional clinical trials, or may require a particular clinical trial to continue for a longer duration than originally planned. Clinical trials face many risks, including, among others:

•	lack of effectiveness of any formulation or delivery system during clinical trials;
•	discovery of serious or unexpected toxicities or side effects experienced by trial participants or other safety issues;
•	slower than expected subject recruitment and enrollment rates in clinical trials;
•	delays or inability in manufacturing or in obtaining sufficient quantities of materials for use in clinical trials due to regulatory and manufacturing constraints;
•	delays in obtaining regulatory authorization to commence a trial, including licenses required for obtaining and using cannabis for research, either before or after a trial is commenced;
•	unfavorable results from ongoing pre-clinical studies and clinical trials;
•	trial participants or investigators failing to comply with study protocols;
•	trial participants failing to return for post-treatment follow-up at the expected rate;
•	sites participating in an ongoing clinical study withdraw, requiring us to engage new sites; and
•

third-party clinical investigators declining to participate in our clinical studies, not performing the clinical studies on the anticipated schedule, or acting in ways inconsistent with the established investigator agreement, clinical study protocol or good clinical practices.

Any of the foregoing could cause our products or treatments not to be commercially viable which could have a material adverse effect on our business, results of operations and financial condition.

The controversy surrounding vaporizers and vaporizer products may materially and adversely affect the market for vaporizer products and expose us to litigation and additional regulation.

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

Cannabis vaporizers in Canada are regulated under the Cannabis Act and Cannabis Regulations. Negative public sentiment may prompt regulators to decide to further limit or defer the industry’s ability to sell cannabis vaporizer products, and may also diminish consumer demand for such products. For instance, Health Canada has proposed new regulations that would place stricter limits on the advertising and promotion of vaping products and make health warnings on vaping products mandatory, although such regulations explicitly exclude cannabis and cannabis accessories. The provincial governments in Quebec, Alberta and Newfoundland and Labrador have imposed provincial regulatory restrictions on the sale of cannabis vape products. These actions, together with potential deterioration in the public’s perception of cannabis containing vaping liquids, may result in a reduced market for our vaping products. There can be no assurance that we will be able to meet any additional compliance requirements or regulatory restrictions, or remain competitive in face of unexpected changes in market conditions.

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

Our business and activities are heavily regulated in all jurisdictions where we carry on business. Our operations are subject to various laws, regulations and guidelines by governmental authorities (including, in Canada, Health Canada and analogous provincial and local regulatory agencies and, in the U.S., the FDA, the USDA, DEA and FTC and analogous state agencies) relating to, among other things, the manufacture, marketing, management, transportation, storage, sale, pricing and disposal of cannabis, U.S. hemp and cannabis-based products, and also including laws, regulations and guidelines relating to health and safety, insurance coverage, the conduct of operations and the protection of the environment (including relating to emissions and discharges to water, air and land, and the handling and disposal of hazardous and non-hazardous materials and wastes). Our operations may also be affected in varying degrees by government regulations with respect to, but not limited to, price controls, export controls, controls on currency remittance, increased income taxes, restrictions on foreign investment and government policies rewarding contracts to local competitors or requiring domestic producers or vendors to purchase supplies from a particular jurisdiction. Laws, regulations and guidelines, applied generally, grant government agencies and self-regulatory bodies broad administrative discretion over our activities, including the power to limit or restrict business activities as well as impose additional disclosure requirements on our products and services.

Achievement of our business objectives is contingent, in part, upon compliance with regulatory requirements enacted by these governmental authorities and obtaining all necessary regulatory approvals for the production, storage, transportation, sale, import and export, as applicable, of our products. The cannabis and U.S. hemp industries are still new industries and, in Canada, in particular the Cannabis Act, is a new regime that has no close precedent in Canadian law. Similarly, outside of Canada, the regulatory environments in jurisdictions legalizing the import, cultivation, production and sale of cannabis and cannabis products are new and are still being developed without close precedent in such jurisdictions. The effect of relevant governmental authorities’ administration, application and enforcement of their respective regulatory regimes and delays in obtaining, or failure to obtain, applicable regulatory approvals which may be required may significantly delay or impact the development of markets, products and sales initiatives and could have a material adverse effect on our business, financial condition and results of operations. For example, in the U.S., registered federal trademark protection is only available for goods and services that can be lawfully used in interstate commerce; the USPTO is not currently approving any trademark applications for cannabis, or certain goods containing U.S. hemp-derived CBD (such as dietary supplements and food) until the FDA and the USDA provides clearer guidance on the regulation of such products.

The regulatory environment for our products is rapidly developing, and the need to build and maintain robust systems to comply with different and changing regulations in multiple jurisdictions increases the possibility that we may violate one or more applicable requirements. While we endeavor to comply with all relevant laws, regulations and guidelines, any failure to comply with the regulatory requirements applicable to our operations could subject us to negative consequences, including, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, asset seizures, revocation or imposition of additional conditions on licenses to operate our business, the denial of regulatory applications (including, in the U.S., by other regulatory regimes that rely on the positions of the DEA, FDA and USDA in the application of their respective regimes), the suspension or expulsion from a particular market or jurisdiction or of our key personnel, or the imposition of additional or more stringent inspection, testing and reporting requirements, any of which could materially adversely affect our business and financial results. In the United States, failure to comply with FDA and USDA requirements (and analogous state agencies) may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. The outcome of any regulatory or agency proceedings, investigations, audits, and other contingencies could harm our reputation, require us to take, or refrain from taking, actions that could harm our operations or require us to pay substantial amounts of money, harming our results of operations, financial condition and cash flows. Increasingly, communication and coordination among regulators has led in other industries to coordinated responses to regulatory and licensure applications.  To the extent that regulators coordinate responses to license applications and regulatory conditions, limitations or denials of licenses in one jurisdiction may lead to denials in other jurisdictions.  There can be no assurance that any pending or future regulatory or agency proceedings, investigations and audits will not result in substantial costs or a diversion of management’s attention and resources, negatively impact our future growth plans and opportunities or have a material adverse impact on our business, financial condition and results of operations.

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

Our current operations are subject to various laws, regulations and guidelines promulgated by governmental authorities (including, in Canada, Health Canada and, in the U.S., the FDA, the USDA, DEA, FTC and USPTO) relating to the marketing, acquisition, manufacture, packaging/labeling, management, transportation, storage, sale and disposal of cannabis or U.S. hemp but also including laws and regulations relating to health and safety, insurance coverage, the conduct of operations and the protection of the environment (including relating to emissions and discharges to water, air and land, the handling and disposal of hazardous and non-hazardous materials and wastes). Additionally, our growth strategy continues to evolve as regulations governing the cannabis industry in the jurisdictions in which we operate become more fully developed. Interpretation of these laws, rules and regulations and their application to our operations is ongoing. No assurance can be given that new laws, regulations and guidelines will not be enacted or that existing laws, regulations and guidelines will not be amended, repealed or interpreted or applied in a manner which could require extensive changes to our operations, increase compliance costs, give rise to material liabilities or a revocation of our licenses and other permits, restrict the growth opportunities that we currently anticipate or otherwise limit or curtail our operations. For example, the Cannabis Act requires the federal government to conduct a review of the Cannabis Act beginning in October 2021. This statutory review may lead to the amendment, removal or addition of provisions in or to the Cannabis Act which could adversely affect our business.  Amendments to current laws, regulations and guidelines governing the production, sale and use of cannabis and cannabis-based products, more stringent implementation or enforcement thereof or other unanticipated events, including changes in political conditions and/or regimes or political instability, currency controls, fluctuations in currency exchange rates and rates of inflation, labor unrest, changes in taxation laws, regulations and policies, restrictions on foreign exchange and repatriation, governmental regulations relating to foreign investment and the cannabis business more generally, and changes in attitudes toward cannabis, are beyond our control and could require extensive changes to our operations, which in turn may result in a material adverse effect on our business, financial condition and results of operations.

While the production of cannabis in Canada is under the regulatory oversight of the Canadian federal government, the distribution of recreational cannabis in Canada falls within the jurisdiction of the provincial and territorial governments. The impact of the legislation regulating recreational cannabis passed in such provinces and territories on the cannabis industry and on our business plans and operations is uncertain. Certain Canadian provinces and territories have announced certain restrictions that are more stringent than the federal rules or regulations such as bans on cannabis edibles, raising minimum age of purchase and flavor restrictions. For example, Quebec, Newfoundland and Labrador and Prince Edward Island do not currently permit sales of cannabis vaporizers and Quebec limits the sale of other high THC non-edible cannabis products. In addition, the distribution and retail channels and applicable rules and regulations in the provinces continue to evolve and our ability to distribute and retail cannabis and cannabis products in Canada is dependent on the ability of the provinces and territories of Canada to establish licensed retail networks and outlets.  In response to the COVID-19 pandemic, various provinces and territories have introduced a variety of response measures which have impacted their respective cannabis regimes, which include in certain jurisdictions: forced store closures, restrictions or bans on in-store shopping experiences, and the authorization of private delivery services.  There is no guarantee that the applicable legislation regulating the distribution and sale of cannabis for recreational purposes, including as amended to respond to the COVID-19 pandemic, will allow for the growth opportunities we currently anticipate.

Furthermore, additional countries continue to pass laws that allow for the production and distribution of cannabis in some form or another. We have some subsidiaries, investments, joint ventures and strategic alliances in place outside of Canada and the United States, which may be affected if more countries legalize cannabis. See “Business—U.S. Regulatory Framework—The Acreage Arrangement.” Increased international competition and limitations placed on us by Canadian regulations might lower the demand for our products on a global scale. We also face competition in each jurisdiction outside of Canada and the United States where we have subsidiaries, investments, joint ventures and strategic alliances with local companies that have more experience, more in-depth knowledge of local markets or applicable laws, regulations and guidelines or longer operating histories in such jurisdictions.

We are subject to certain restrictions of the TSX and Nasdaq which may constrain our ability to expand our business internationally.

Our common shares are listed on the TSX and Nasdaq. We must comply with the TSX and Nasdaq requirements or guidelines when conducting business, especially when pursuing international opportunities in the United States.

On October 16, 2017, the TSX provided clarity regarding the application of the TSX Requirements to TSX-listed issuers with business activities in the cannabis sector. In TSX Staff Notice 2017-0009, the TSX notes that issuers with ongoing business activities that violate U.S. federal law regarding cannabis are not in compliance with the TSX Requirements. The TSX reminded issuers that, among other things, should the TSX find that a listed issuer is engaging in activities contrary to the TSX Requirements, the TSX has the discretion to initiate a delisting review. Although we do not conduct any operations in the United States with respect to cannabis, failure to comply with the TSX Requirements could result in a delisting of our common shares from the TSX or the denial of an application for certain approvals, such as to have additional securities listed on the TSX, which could have a material adverse effect on the trading price of our common shares and could have a material adverse effect on our business, financial condition and results of operations.

While Nasdaq has not issued official rules specific to the cannabis or hemp industry, stock exchanges in the United States, including Nasdaq, have historically refused to list certain cannabis related businesses, including cannabis retailers, that operate primarily in the United States. Failure to comply with any requirements imposed by Nasdaq could result in the delisting of our common shares from Nasdaq or denial of any application to have additional securities listed on Nasdaq, which could have a material adverse effect on the trading price of our common shares.

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

In the United States, our advertising is subject to regulation by the FTC under the Federal Trade Commission Act as well as the FDA under the Federal Food, Drug, and Cosmetic Act and USDA, including as amended by the Dietary Supplement Health and Education Act of 1994, and by state agencies under analogous and similar state and local laws. In recent years, the FTC, the FDA, USDA and state agencies have initiated numerous investigations of food and dietary supplement products both because of their CBD content and based on allegedly deceptive or misleading marketing claims and have, on occasion, issued “Warning Letters” or instituted enforcement actions due to such claims. Some U.S. states also permit content, advertising and labeling laws to be enforced by state attorneys general, who may seek civil and criminal penalties, relief for consumers, class action certifications, class wide damages and recalls of products sold by us. There has also been a recent increase in private litigation that seeks, among other things, relief for consumers, class action certifications, class wide damages and recalls of products. We have been subject to such litigation in Canada and may be subject to additional private class action litigation. Any actions against us by governmental authorities or private litigants could have a material and adverse effect on our business, financial condition, operating results, liquidity, cash flow and operational performance.

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

We are indirectly involved in ancillary activities related to the cannabis industry in jurisdictions in the United States where local state law permits such activities and, by virtue of, among other transactions, the Acreage Amended Arrangement and our holding of securities in the capital of TerrAscend, we may be indirectly associated with the cultivation, processing or distribution of cannabis in the United States. In the United States, cannabis is regulated at both the federal and state levels. To our knowledge, there are to date a total of 36 states, and the District of Columbia, that have now legalized cannabis in some form, including California, Nevada, New York, New Jersey, Washington and Florida. Although several states allow the sale of cannabis at the state level, cannabis continues to be categorized as a controlled substance under the CSA and, as such, cultivation, distribution, sale and possession of cannabis violates federal law in the United States. The inconsistency between federal and state laws and regulations may result in a loss of the value of our investments and alliances in these businesses.

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

On March 11, 2021, Merrick Garland was appointed as U.S. Attorney General.  At his confirmation hearing, he said, “It does not seem to me a useful use of limited resources that we have, to be pursuing prosecutions in states that have legalized and that are regulating the use of marijuana, either medically or otherwise”.  He has not yet reissued the Cole Memorandum, however, or issued substitute guidance.   In the fiscal 2021 omnibus spending bill, Congress included the Rohrabacher-Farr amendment which prohibits the Department of Justice from spending funds to interfere with the implementation of state medical cannabis laws until September 30, 2021.

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

Violations of any federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings initiated by either the federal government or private citizens, or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities or divestiture. This could have a material adverse effect on us, including our reputation and ability to conduct business, the listing of our securities on the TSX, Nasdaq or other exchanges, our financial position, operating results, profitability or liquidity or the market price of our listed securities. Overall, an investor’s contribution to and involvement in our activities may result in federal civil and/or criminal prosecution, including forfeiture of his or her entire investment.

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

In February 2014, the FCEN of the U.S. Department of the Treasury issued the FCEN Memo. The FCEN Memo states that in some circumstances, it may not be appropriate to prosecute banks that provide services to marijuana-related businesses for violations of federal money laundering laws. It refers to supplementary guidance that Deputy Attorney General Cole issued to federal prosecutors relating to the prosecution of money laundering offenses predicated on Cannabis-related violations of the CSA. It is unclear at this time whether the current administration will follow the guidelines of the FCEN Memo. Under U.S. federal law, banks or other financial institutions that provide a Cannabis-related business with a checking account, debit or credit card, small business loan, or any other service could be found guilty of money laundering, aiding and abetting, or conspiracy. As a result, we may have limited or no access to banking or other financial services in the United States. The inability or limitation on our ability to open or maintain bank accounts in the United States, to obtain other banking services and/or accept credit card and debit card payments may make it difficult to operate and conduct our business as planned in the United States. Although multiple legislative reforms related to cannabis and cannabis-related banking are currently being considered by the federal government in the United States, such as the Strengthening the Tenth Amendment Through Entrusting States Act, the Marijuana Opportunity, Reinvestment and Expungement Act and the Secure and Fair Enforcement Banking Act, there can be no assurance that any of these pieces of legislation will become law in the United States.

Risks Relating to Entry into New Markets

Our expansion plans into the United States rely on the success of the Acreage Arrangement, and we cannot guarantee that the Acreage Arrangement will close in the near future, or at all, and even if closed, that we will achieve the expected benefits of the transaction.

Our expansion plans into the United States are currently based on the Acreage Amended Arrangement.  See “Business—U.S. Regulatory Framework—The Acreage Arrangement” for additional information regarding the Acreage Arrangement.  The effectiveness of the Acreage Amended Arrangement is subject to certain conditions, including, among other things, that U.S. federal law is amended to permit the general cultivation, distribution and possession of marijuana or to remove the regulation of such activities from the federal laws of the United States and the receipt of the certain regulatory approvals. Such conditions have not yet occurred. See “—Cannabis is a controlled substance in the United States and therefore subject to the Controlled Substances Import and Export Act.”  There is no guarantee that U.S. federal law will be amended to legalize cannabis in the near future, or at all.  Additionally, the regulatory approval processes may take a lengthy period of time to complete, which could delay closing of the Acreage Arrangement.

Certain of these conditions, including the U.S. federal legalization of cannabis, are outside of our control. There can be no certainty, nor can we provide any assurance, that all conditions precedent to the consummation of the acquisition will be satisfied or waived, or, if satisfied or waived, when they will be satisfied or waived and, accordingly, the Acreage Amended Arrangement may not be completed. If, for any reason, the Acreage Amended Arrangement is not completed or its completion is materially delayed and/or the Acreage Arrangement Agreement (as modified by the Acreage Amending Agreement) is terminated, the market price of our common shares may be materially adversely affected. In such events, our business, financial condition or results of operations could also be subject to various material adverse consequences, including that we would remain liable for costs relating to the Acreage Amended Arrangement.

Even if we do acquire the Acreage Fixed Shares and, if applicable, the Acreage Floating Shares, the intended benefits of the Acreage Amended Arrangement may not be realized. The Acreage Amended Arrangement poses risks for our ongoing operations, including, among others, (i) that senior management’s attention may be diverted from the management of daily operations to the integration of the Acreage operations, (ii) costs and expenses associated with any undisclosed or potential liabilities, (iii) that the Acreage business may not perform as well as anticipated and (iv) that unforeseen difficulties may arise in integrating the Acreage business.

We cannot assure you that the Acreage Amended Arrangement will be accretive to us in the near term or at all. Furthermore, if we fail to realize the intended benefits of Acreage Amended Arrangement, the market price of our common shares could decline to the extent that the market price reflects those benefits.

Controlled substance and other legislation and treaties may restrict or limit our ability to research, manufacture and develop a commercial market for our products outside of the jurisdictions in which we currently operate and our expansion into such jurisdictions is subject to risks.

Approximately 250 substances, including cannabis, are listed in the Schedules annexed to the UN Single Convention, the Convention on Psychotropic Substances (Vienna, 1971) and the Convention against Illicit Traffic in Narcotic Drugs and Psychotropic Substances (introducing control on precursors) (Vienna, 1988). The purpose of these listings is to control and limit the use of these drugs according to a classification of their therapeutic value, risk of abuse and health dangers, and to minimize the diversion of precursor chemicals to illegal drug manufacturers. The 1961 UN Single Convention on Narcotic Drugs, as amended in 1972 classifies cannabis as a Schedule I (“substances with addictive properties, presenting a serious risk of abuse”) narcotic drug and as further amended by the December 2020 Commission on Narcotic Drugs, a Schedule IV (“the most dangerous substances, already listed in Schedule I, which are particularly harmful and of extremely limited medical or therapeutic value”) narcotic drug. The 1971 UN Convention on Psychotropic Substances classifies THC as a Schedule I psychotropic substance (substances presenting a high risk of abuse, posing a particularly serious threat to public health which are of very little or no therapeutic value). Many countries are parties to these conventions, which govern international trade and domestic control of these substances, including cannabis. They may interpret and implement their obligations in a way that creates legal obstacles to our obtaining manufacturing and/or marketing approval for our products in those countries. These countries may not be willing or able to amend or otherwise modify their laws and regulations to permit our products to be manufactured and/or marketed and achieving such amendments to the laws and regulations may take a prolonged period of time. There can be no assurance that any market for our products will develop in any jurisdiction in which we do not currently have operations. We may face new or unexpected risks or significantly increase our exposure to one or more existing risk factors, including economic instability, political instability, changes in laws and regulations and the effects of competition. These factors may limit our capability to successfully expand our operations into such jurisdictions and may have a material adverse effect on our business, financial condition and results of operations.

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

There is also the risk of increased disclosure requirements; currency fluctuations; restrictions on the ability of local operating companies to hold Canadian dollars, U.S. dollars or other foreign currencies in offshore bank accounts; import and export regulations; increased regulatory requirements and restrictions; increased health-related regulations; limitations on the repatriation of earnings or on our ability to assist in minimizing our expatriate workforce’s exposure to double taxation in both the home and host jurisdictions; and increased financing costs.

These risks may limit or disrupt our joint ventures, strategic alliances or investments, restrict the movement of funds, cause us to have to expend more funds than previously expected or required or result in the deprivation of contract rights or the taking of property by nationalization or expropriation without fair compensation, and may materially adversely affect our businesses, financial position and/or results of operations. In addition, the enforcement by us of our legal rights in foreign countries, including rights to exploit our properties or utilize our permits and licenses and contractual rights may not be recognized by the court systems in such foreign countries or enforced in accordance with the rule of law.

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

We currently operate parts of our business through joint ventures with other companies, and we may enter into additional joint ventures and strategic alliances in the future. Joint venture investments may involve risks not otherwise present for investments made solely by us, including: (i) we may not control the joint ventures; (ii) our joint venture partners may not agree to distributions that we believe are appropriate; (iii) where we do not have substantial decision-making authority, we may experience impasses or disputes with our joint venture partners on certain decisions, which could require us to expend additional resources to resolve such impasses or disputes, including litigation or arbitration; (iv) our joint venture partners may become insolvent or bankrupt, fail to fund their share of required capital contributions or fail to fulfil their obligations as a joint venture partner; (v) the arrangements governing our joint ventures may contain certain conditions or milestone events that may never be satisfied or achieved; (vi) our joint venture partners may have business or economic interests that are inconsistent with ours and may take actions contrary to our interests; (vii) we may suffer losses as a result of actions taken by our joint venture partners with respect to our joint venture investments; (viii) it may be difficult for us to exit a joint venture if an impasse arises or if we desire to sell our interest for any reason; and (ix) our joint venture partners may exercise termination rights under the relevant agreements. Any of the foregoing risks could have a material adverse effect on our business, financial condition and results of operations. In addition, we may, in certain circumstances, be liable for the actions of our joint ventures or joint venture partners. Any of the foregoing risks could have a material adverse effect on our business, financial condition and results of operations.

There can be no assurance that our current and future acquisitions, strategic alliances, investments or expansions of scope of existing relationships will have a beneficial impact on our business, financial condition and results of operations.

We currently have, and may in the future enter into, additional acquisitions, strategic alliances or investments with third parties that we believe will complement or augment our existing business. Our ability to complete acquisitions or strategic alliances is dependent upon, and may be limited by, the availability of suitable candidates and capital. In addition, acquisitions or strategic alliances could present unforeseen integration obstacles or costs, may not enhance our business, and/or may involve risks that could adversely affect us, including significant amounts of management time that may be diverted from operations in order to pursue and complete such transactions or maintain such strategic alliances. Future acquisitions or strategic alliances could result in the incurrence of additional debt, costs and contingent liabilities, and there can be no assurance that future acquisitions or strategic alliances will achieve, or that our existing acquisitions or strategic alliances will continue to achieve, the expected benefits to our business or that we will be able to consummate future acquisitions or strategic alliances on satisfactory terms, or at all. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Relating to Competition, Performance and Operations

Our business and results of operations have been adversely affected and may continue to be adversely impacted by the COVID- pandemic.

The outbreak of the novel coronavirus, or COVID-19, which has been declared by the WHO to be a “pandemic”, has spread across the globe and is impacting worldwide economic activity. COVID-19 has severely restricted the level of economic activity around the world and in all countries in which we or our affiliates operate. For instance, economic activity in Alberta, one of our key markets, has significantly declined due to the reduction in oil prices, a key component of the Alberta economy, which has led to less discretionary consumer spending and lower spending on cannabis products. A public health epidemic, including COVID-19, or the fear of a potential pandemic, poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, and our customers may be prevented from purchasing our products, due to shutdowns, “stay at home” mandates or other preventative measures that may be requested or mandated by governmental authorities. The governments of many countries, states, cities and other geographic regions have taken such preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes. Temporary closures of businesses have been ordered and numerous other businesses have temporarily closed voluntarily. Such actions are creating disruption in global supply chains, increasing rates of unemployment and adversely impacting many industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. As a result, all of the above-described factors (and other political and economic factors) can have a material and adverse effect on spending patterns of our customers and on our business, financial condition and results of operations.

The effect of COVID-19 could include additional closures of our facilities or the facilities of our suppliers and other vendors in our supply chain and other preventive and protective measures in our supply chain. If the pandemic persists, closures or other restrictions on the conduct of business operations of our third-party manufacturers, suppliers or vendors could further disrupt our supply chain. While we have not yet experienced delays in shipping, the increased global demand on shipping and transport services may cause us to experience delays in the future which could impact our ability to obtain materials or deliver our products in a timely manner. These factors could otherwise disrupt our operations and could have an adverse effect on our business, financial condition and results of operations. In various jurisdictions in Canada, cannabis retailers have been restricted to conducting sales via curbside pickup and online delivery or are reducing opening hours, staff onsite and reducing the number of customers allowed in-store for cannabis retailers that continue to be open.

Retailers of our products in Canada and the United States have in some cases been determined to be, and may in other cases be deemed in the future, nonessential and be required to close or choose to suspend or significantly curtail their operations due to health and safety concerns for their employees. Further, those retail operations that we have been able to reopen may be closed in the future in the event that governments reinstitute closures for public health reasons. Even if our production facilities remain open, mandatory or voluntary self-quarantines and travel restrictions may limit our employees’ ability to get to our facilities, and this, together with impacts on our supply chain and the uncertainty produced by the rapidly evolving nature of COVID-19, may result in reduced or suspended production. Those types of restrictions could also impact the abilities of customers in certain Canadian jurisdictions or the United States to continue to have access to our products. Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur could impact personnel at third-party manufacturing facilities in Canada and the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain, in particular in relation to our supply of masks, gowns and other protective equipment used at our facilities due to the global shortage of such protective equipment and materials.

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

Any positive impacts from preventive measures, vaccines or treatments for COVID-19 may be not be realized due to mutations in the COVID-19 virus, adverse side effects, difficulties in implementation or distribution or other factors, so there can be no assurance that such preventive measures, vaccines or treatments will have a material impact on the Corporation’s business, financial condition or results of operations. Furthermore, any subsequent “wave” or mutated strains of COVID-19 or the spread of other pathogens could also exacerbate the risks described in this risk factor. Even after the pandemic subsides, our businesses could also be negatively impacted should the effects of COVID-19 lead to changes in consumer behavior, including as a result of a decline in discretionary spending. During the past year, financial conditions for the cannabis industry have faced increased volatility. Moreover, future events could cause global financial conditions to suddenly and rapidly destabilize, and governmental authorities may have limited resources to respond to such future crises. Future crises may be precipitated by any number of causes, including natural disasters, geopolitical instability, changes to energy prices or sovereign defaults. Any sudden or rapid destabilization of global economic conditions could negatively impact our ability to obtain equity or debt financing or make other suitable arrangements to finance our projects. If increased levels of volatility continue, there is a rapid destabilization of global economic conditions or a prolonged recession resulting from the pandemic, it would likely materially affect our business and the value of our common shares.

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

We expect purchase orders to be primarily driven by end-consumer demand for our products and the relevant provincial purchaser supply at the relevant time. Accordingly, we cannot predict the quantities of our products that will be purchased by the provincial purchasers, or if our products will be purchased at all. Provincial purchasers may change the terms of the supply agreements at any time during the supply relationship including on pricing, have broad rights of return of products and are under no obligation to purchase our products or maintain any listings of our products for sale. As a result, provincial purchasers have a significant amount of control over the terms of the supply arrangements.

The effect of the legalization of recreational cannabis in Canada on the medical cannabis market in Canada is still uncertain, and it may have a significant negative effect upon our medical cannabis business if our existing or future medical-use customers decide to purchase products available in the recreational market instead of purchasing medical-use products from us.

On October 17, 2018, the Cannabis Act came into effect. The Cannabis Act allows individuals over the age of 18 to legally purchase, process and cultivate limited amounts of cannabis for recreational use in Canada, subject to provincial and territorial age restrictions which may increase the age of purchase in the province or territory.  As a result, individuals who rely upon the medical cannabis market to supply their medical cannabis and cannabis-based products may cease this reliance, and instead turn to the recreational cannabis market to supply their cannabis and cannabis-based products.  Factors that will influence this decision include the price of medical cannabis products in relation to similar recreational cannabis products, the amount of active ingredients in medical cannabis products in relation to similar recreational cannabis products, the types of cannabis products available to adult users and limitations on access to recreational cannabis products imposed by the regulations under the Cannabis Act and the legislation governing the distribution and sale of cannabis that has been enacted by the individual provinces and territories of Canada. The impact of the legalization of recreational cannabis in Canada on the medical cannabis market is uncertain, and while we cannot predict its impact on our sales and revenue prospects, it may be adverse.

The recreational cannabis market in Canada has in the past been and may in the future become oversupplied following the recent implementation of the Cannabis Act and the related legalization of cannabis for recreational use.

As a result of the recent implementation of the Cannabis Act and the legalization of adult cannabis use, numerous additional cannabis producers have and may continue to enter the Canadian market. We and such other cannabis producers have in the past produced and may in the future produce more cannabis than is needed to satisfy the collective demand of the Canadian medical and recreational markets, and we may be unable to export that over-supply into other markets. As a result, the available supply of cannabis could exceed demand, which could result in a significant decline in the market price for cannabis, which could have a material adverse effect on our business, financial condition and results of operations.

We must rely largely on our own market research and internal data to forecast sales and market demand and market prices which may differ from our forecasts.

Given the early stage of the cannabis and U.S. hemp industries, we rely largely on our own market research and internal data to forecast industry trends and statistics as detailed forecasts are, with certain exceptions, not generally available from other sources. A failure in the demand for our products to materialize as a result of competition, technological change, change in the regulatory or legal landscape or other factors could have a material adverse effect on our business, financial condition and results of operations.

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

The Cannabis Act allows individuals over the age of 18 to legally cultivate, propagate, harvest and distribute up to four cannabis plants per household provided that each plant meets certain requirements, although various restrictions on these activities exist in certain provinces and territories. If we are unable to effectively compete with other suppliers to the recreational cannabis market, or a significant number of individuals take advantage of the ability to cultivate and use their own cannabis, our recreational business may be negatively impacted.

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

We are responsible for establishing and maintaining adequate internal control over financial reporting, which is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP (as defined below). Because we are implementing new financial control and management systems, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A failure to prevent or detect errors or misstatements may result in a decline in the price of our common shares and harm our ability to raise capital in the future.

If our management is unable to certify the effectiveness of our internal controls or if material weaknesses or significant deficiencies in our internal controls are identified, we could be subject to regulatory scrutiny and a loss of public confidence, which could harm our business and cause a decline in the price of our common shares. In connection with our reporting requirements in Canada, we reported in our Form 40-F for the fiscal years ended March 31, 2018 and 2019, that our internal control over financial reporting was not effective due to a material weakness. In addition, due to the same material weakness, we reported that our disclosure controls and procedures were not effective as of March 31, 2018 and 2019. As disclosed under  “Controls and Procedures” in our Annual Report on Form 40-F for the fiscal year ended March 31, 2019, as of March 31, 2019, management concluded that a material weakness existed in internal controls over company-wide “End User Computer” spreadsheets. This material weakness was initially identified as of March 31, 2017. The accounting complexities encountered in financial reporting rely on complex spreadsheets, most significantly around the valuation of inventory and biological assets and the related classification of line items on the consolidated statements of operations. Spreadsheets are inherently prone to error due to their manual nature. Our controls related to spreadsheets did not address all risks associated with access security, data entry and evidence of review of completed spreadsheets.

In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in the price of our common shares and harm our ability to raise capital. Failure to accurately report our financial performance on a timely basis could also jeopardize our listing on the TSX or Nasdaq. Delisting of our common shares on any exchange would reduce the liquidity of the market for our common shares, which would reduce the price of and increase the volatility of the price of our common shares.

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

Any third-party service provider or supplier could suspend or withdraw its services to us if it perceives that the potential risks exceed the potential benefits to such services. For example, we face challenges making U.S. dollar wire transfers or engaging any third-party service provider or supplier with a substantial presence where cannabis is not federally legal (including the United States). While we have other banking relationships and believe that the services can be procured from other institutions, we may in the future have difficulty maintaining existing, or securing new, bank accounts or clearing services, service providers or other suppliers.

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

If we succeed in expanding our existing businesses, such expansion may place increased demands on management, operating systems, internal controls and financial and physical resources. If not managed effectively, these increased demands may adversely affect the services provided to customers. In addition, our personnel, systems, procedures and controls may be inadequate to support future operations, particularly with respect to operations in countries outside of North America. Consequently, in order to manage growth effectively, we may be required to increase expenditures to increase our physical resources, expand, train and manage our employee base, improve management, financial and information systems and controls, or make other capital expenditures. Our business, financial condition and results of operations could be adversely affected if we encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by future growth.

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

We face competition from illegal market operators that are unlicensed and unregulated, and that are selling cannabis and cannabis products, including products with higher concentrations of active ingredients, using flavors or other additives or engaging in advertising and promotion activities that we are not permitted to. As these illegal market participants do not comply with the regulations governing the cannabis industry, their operations may also have significantly lower costs. The perpetuation of the illegal market for cannabis may have a material adverse effect on our business, results of operations, as well as the perception of cannabis use.

We are subject to risks related to the protection and enforcement of our intellectual property rights, and we may be unable to protect or enforce our intellectual property rights.

The ownership and protection of our intellectual property rights is a significant aspect of our future success. Currently we rely on trade secrets, technical know-how, proprietary information and certain patent filings to maintain our competitive position. We try to protect our intellectual property by strategically seeking and obtaining registered protection where possible, developing and implementing standard operating procedures to protect trade secrets, technical know-how and proprietary information, and entering into agreements with parties that have access to our inventions, trade secrets, technical know-how and proprietary information, such as our partners, collaborators, employees and consultants, to protect confidentiality and ownership. We also seek to preserve the integrity and confidentiality of our inventions, trade secrets, technical know-how and proprietary information by maintaining physical security of our premises and physical and electronic security of our information technology systems, and we seek to protect our trademarks and the goodwill associated therewith by monitoring and enforcing against unauthorized use of our trademarks.

It is possible that we will inadvertently disclose or otherwise fail or be unable to protect our inventions, trade secrets, technical know-how or proprietary information, or will fail to identify our inventions or trademarks as patentable or registrable intellectual property, or fail to obtain patent or registered trademark protection therefor. Any such disclosure or failure could have a material adverse effect on our business.

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

In addition, there is no guarantee that any patent or other intellectual property applications that we file will result in registration or any enforceable intellectual property rights or the breadth of such protection. Further, there is no assurance that we will find all potentially relevant prior art relating to any patent applications that we file, which may prevent a patent from issuing from a patent application or invalidate any patent that issues from such application. Even if patents do successfully issue, and cover our products and processes, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, found unenforceable or invalidated. Furthermore, even if they are unchallenged, any patent applications and future patents may not adequately protect our intellectual property rights, provide exclusivity for our products or processes or prevent others from designing around any issued patent claims. Any of these outcomes could impair our ability to prevent competition from third parties, which could materially and adversely affect our business, financial condition and results of operations.

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

Finally, we seek to protect our germplasm and commercial varieties from accidental release, theft, misappropriation and sabotage by maintaining physical security of our premises and through contractual rights with our employees and certain of our independent contractors, consultants and licensees. However, such security measures may be insufficient or breached, and our employees, independent contractors, consultants and licensees may engage in the inadvertent disclosure, theft, misappropriation or sabotage. We may not have adequate remedies in the case of any such security breach, inadvertent disclosure, theft, misappropriation or sabotage.

We receive licenses to use some third-party intellectual property rights, and the failure of the owner of such intellectual property to properly maintain or enforce the intellectual property underlying such licenses, or our inability to maintain such licenses, could have a material adverse effect on our business, financial condition and performance.

We are party to licenses granted by third parties, including the brands for Houseplant, Martha Stewart CBD, LBS and DNA Genetics, that give us rights to use third-party intellectual property that is necessary or useful to our business. Our success will depend, in part, on the ability of the applicable licensor to maintain and enforce its licensed intellectual property against other third parties, particularly intellectual property rights to which we have secured exclusive rights. Without protection for the intellectual property we have licensed, other companies might be able to offer substantially similar products for sale, or utilize substantially similar processes or publicity and marketing rights, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Our activities and resources are focused on various production and manufacturing facilities including in Canada, the United States (for U.S. hemp products), Denmark and Australia. The licenses held by us are specific to individual facilities. Adverse changes or developments affecting any facility, including but not limited to a breach of security, an outbreak of a communicable illness (such as COVID-19) or a force majeure event, could have a material and adverse effect on our business, financial condition, prospects and results of operations. Any breach of the security measures and other facility requirements, including any failure to comply with recommendations or requirements arising from inspections by regulatory agencies, could also have an impact on our ability to continue operating under our licenses or the prospect of renewing our licenses or could result in a revocation of our licenses.

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

If we fail to obtain and retain high-visibility sponsorship or endorsement arrangements with celebrities, or if the reputation of any of the celebrities that we partner with is impaired, our business may suffer.

A principal component of our marketing program is to partner with well-known celebrities for sponsorship and endorsement arrangements, such as Martha Stewart for our CBD line of gummies, oils and softgels and products for pets line. Although we have partnered with several well-known celebrities in this manner, some of these persons may not continue their endorsements, may not continue to succeed in their fields or may engage in activities which could bring disrepute on themselves and, in turn, on us and our brand image and products. We also may not be able to attract and partner with new celebrities that may emerge in the future. Competition for endorsers is significant and adverse publicity regarding us or our industry could make it more difficult to attract and retain endorsers. Any of these failures by us or the celebrities that we partner with could adversely affect our business and revenues.

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

Given the nature of our products and our lack of legal availability outside of certain legalized or regulated retail or distribution channels, as well as the concentration of inventory in our facilities, despite meeting or exceeding the applicable security requirements under applicable law, there remains a risk of theft. A security breach at one of our facilities could expose us to additional liability and to potentially costly litigation, increase expenses relating to the resolution and future prevention of these breaches and may deter potential customers from choosing our products.

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

We are dependent upon information technology systems in the conduct of our operations and we collect, store and use certain sensitive data, intellectual property, our proprietary business information and certain personally identifiable information of our employees and customers on our networks. Any fraudulent, malicious or accidental breach of our data security could result in unintentional disclosure of, or unauthorized access to, third-party, customer, vendor, employee or other confidential or sensitive data or information, which could potentially result in additional costs to us to enhance security or to respond to occurrences, lost sales, violations of privacy or other laws, penalties, fines, regulatory action or litigation. We also rely on third-party service providers for certain information technology systems, such as payment processing, and any data security breach at a third-party service provider could have similar effects. In addition, media or other reports of perceived security vulnerabilities to our systems or those of our third-party suppliers, even if no breach has been attempted or occurred, could adversely impact our brand and reputation and customers could lose confidence in our security measures and reliability, which would harm our ability to retain customers and gain new ones. If any of these were to occur, it could have a material adverse effect on our business and results of operations.

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

As a manufacturer and distributor of products designed to be ingested or inhaled by consumers, we face an inherent risk of exposure to product liability claims, regulatory action and litigation if our products are alleged to have caused significant loss or injury. In addition, the manufacture and sale of cannabis and U.S. hemp products involve the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from consumption of cannabis or U.S. hemp products alone or in combination with other medications or substances could occur as described under “—There is limited long-term data with respect to the efficacy and side effects of our products and future clinical research studies on the effects of cannabis, hemp and cannabinoids may lead to conclusions that dispute or conflict with our understanding and belief regarding their benefits, viability, safety, efficacy, dosing and social acceptance.” We may be subject to various product liability claims, including, among others, that our products caused injury or illness, incorrect labeling, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances.

A product liability claim or regulatory action against us could result in increased costs to us, could adversely affect our reputation with our clients and consumers generally, and could have a material adverse effect on our business, financial condition and results of operations. Please refer to “Part 1 – Legal Proceedings” under Item 3 of this Annual Report for further discussion. There can be no assurances that we will be able to obtain or maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our products.

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

In addition, our ability to compete and grow will be dependent upon having access, at a reasonable cost and in a timely manner, to skilled labor, adequate equipment, parts and components. No assurances can be given that we will be successful in maintaining the required supply of skilled labor, adequate equipment, parts and components. It is also possible that the final costs of the major equipment contemplated by our capital expenditure programs may be significantly greater than anticipated or available, in which circumstance there could be a materially adverse effect on our financial results.

The inability of our customers or suppliers to meet their financial or contractual obligations to us may result in disruption to our supply chain and operations and could result in financial losses.

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

We rely on third-party distributors, including pharmaceutical distributors and other courier services, and may in the future rely on other third parties, to distribute our products. If these distributors do not successfully carry out their contractual obligations or terminate or suspend their contractual arrangements with us, if there is a delay or interruption in the distribution of our products or if these third parties damage our products, it could negatively impact our revenue. In addition, any damage to our products, such as product spoilage, could expose us to potential product liability, damage our reputation and the reputation of our brands or otherwise harm our business.

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

In certain circumstances, we may decide, or be required, to divest certain of our interests. In particular, if any of our interests give rise to a violation of any applicable laws and regulations, including U.S. federal law, we may be required to divest our interest or risk significant fines, penalties, administrative sanctions, convictions, settlements or delisting from the TSX and/or Nasdaq. For instance, if we determine that our operations are not compliant with U.S. laws or the policies of the TSX and Nasdaq, we will use commercially reasonable best efforts to divest our interest in the event that we cannot restructure our holdings. There is no assurance that these divestitures will be completed on terms favorable to us, or at all. Any opportunities resulting from these divestitures, and the anticipated effects of these divestitures on us, may never be realized or may not be realized to the extent we anticipate. Not all of our interests are liquid, and such interests may be difficult to dispose of and subject to illiquidity discounts on divestiture. Any required divestiture or an actual or perceived violation of applicable laws or regulations by us could have a material adverse effect on us, including on our reputation and ability to conduct business, the listing of our common shares on the TSX and Nasdaq, our financial position, operating results, profitability or liquidity or the market price of our common shares. In addition, it is difficult for us to estimate the time or resources that may be required for the investigation of any such matter or its final resolution because, in part, the time and resources that may be needed are dependent on the nature and extent of any information requested by the applicable authorities involved, and such time or resources could be substantial.

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

Our Credit Facility contains restrictive covenants that may limit our operating flexibility.

Our Credit Facility contains restrictive covenants that limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, open new offices that contain a material amount of assets, pay dividends, incur additional indebtedness and liens and enter into new businesses. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lender or terminate the Credit Facility, which may limit our operating flexibility. In addition, our Credit Facility is secured by all of our assets, including our intellectual property, and requires us to satisfy certain financial covenants. There is no guarantee that we will be able to generate sufficient cash flow or sales to meet these financial covenants or pay the principal and interest on any such debt. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance any such debt. Any inability to make scheduled payments or meet the financial covenants on our Credit Facility would adversely affect our business.

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

•

significant acquisitions or business combinations, strategic partnerships, investments, joint ventures or capital commitments by or involving us or our competitors, including the Acreage Arrangement if completed;

•

increases in speculative trading activity by investors targeting publicly traded cannabis companies, which can further contribute to the volatility of the market price for our common shares if aggregate short exposure exceeds the number of our common shares available for purchase;

•	news reports relating to trends, concerns or competitive developments, regulatory changes or enforcement actions and other related issues in our industry or target markets;
•	the prospect of actual or perceived future changes to the legal and regulatory regimes that govern our products and our industries;
•	investors’ general perception of us and the public’s reaction to our press releases, our other public announcements and our filings with the SEC and Canadian securities regulators;
•	reports by industry analysts, investor perceptions, and market rumors or speculation;
•	general market, economic and political conditions;
•	negative announcements by our customers, competitors or suppliers regarding their own performance; and
•	the realization of any of the other risk factors set forth herein.

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

Securities markets continue to experience significant price and volume fluctuations that have, in some cases, been unrelated to the operating performance, underlying asset values or prospects of such public companies. Accordingly, the market price of our common shares may decline even if our results of operations, underlying asset values or prospects have not changed. In addition, certain institutional investors may base their investment decisions on consideration of our environmental, governance, diversity and social practices and performance against such institutions’ respective investment guidelines and criteria, and failure to meet such criteria may result in limited or no investment in our common shares by those institutions, which could adversely affect the trading price of our common shares. There can be no assurance that continuing fluctuations in price and volume will not occur. If such increased levels of volatility and market turmoil continue, the trading price of the common shares may be adversely affected.

In addition, our shareholders may be unable to sell significant quantities of our common shares into the public markets without a significant reduction in the price of our common shares, or at all. There can be no assurance that there will be sufficient liquidity of our common shares, nor that we will continue to meet the listing requirements of the TSX or Nasdaq or achieve listing on any other recognized stock exchange.

The financial reporting obligations of being a public company and maintaining a dual listing on the TSX and on Nasdaq  requires significant company resources and management attention.

We are subject to the public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act, the Dodd-Frank Act, and the listing requirements of Nasdaq. We incur significant legal, accounting, reporting and other expenses in order to maintain a dual listing on both the TSX and Nasdaq. Moreover, our listing on both the TSX and Nasdaq may increase price volatility due to various factors, including the ability to buy or sell common shares, different market conditions in different capital markets and different trading volumes. In addition, low trading volume may increase the price volatility of the common shares.

It is not anticipated that any dividend will be paid to holders of common shares for the foreseeable future.

No dividends on our common shares have been paid to date. We currently intend to retain future earnings, if any, for future operation and expansion. Our board of directors has the discretion to declare dividends and to prescribe the timing, amount and payment of such dividends.  Such decision will depend upon our future earnings, cash flows, acquisition capital requirements and financial condition, and other relevant factors that our board of directors may deem relevant. Further, our Credit Facility provides for certain restrictions on our ability to pay dividends and there can be no assurance that we will declare a dividend on a quarterly, annual or other basis, or at all. We have no plans to pay any dividends, now or in the near future.

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

As of May 28, 2021, the CBI Group holds in the aggregate approximately 37.1% of our issued and outstanding common shares on a non-diluted basis, and, through its pre-emptive rights and top-up rights, the CBI Group has the ability to maintain its ownership level. The CBI Group is also entitled to designate four nominees for election or appointment to our board of directors.

In light of such ownership and rights, the CBI Group is in a position to exercise significant influence over us, including matters affecting shareholders or requiring shareholder approval, such as the election of directors, change of control transactions, amendments to our articles and bylaws and the determination of other significant corporate actions.

Upon exercise of the remaining CBG Warrants in full and full conversion of the Canopy Notes held by the CBI Group, assuming no other securities of ours are issued and excluding the exercise of our right to acquire Acreage, the CBI Group will beneficially hold approximately 54.3% of our issued and outstanding common shares and would be able to exercise a controlling influence over our business and affairs.

Accordingly, the CBI Group currently has significant influence over us and has the ability to increase this influence at any time upon the exercise of the CBG Warrants and the conversion of the Canopy Notes held by the CBI Group. There can also be no assurance that the interests of the CBI Group will align with our interests or the interests of our other shareholders, and the CBI Group will have the ability to influence or block certain actions that may not reflect our intent or align with our interests or the interests of our other shareholders, including realizing on opportunities in the U.S. to the extent permissible under applicable laws and regulations. In addition, the presence of the CBI Group could limit the price that investors or an acquirer may be willing to pay for our common shares and may therefore delay or prevent a change of control of us, such as a merger or take-over.

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

The Tranche A Warrants may be exercised in full or in part at any time on or prior to November 1, 2023 and the Tranche B Warrants and Tranche C Warrants may be exercised in full or in part at any time on or prior to November 1, 2026, from time to time, in accordance with the terms thereof, and entitles the holder thereof, upon valid exercise in full thereof, to acquire, accept and receive from us an aggregate of 139,745,453 common shares (subject to adjustment in accordance with the terms of such warrants).  The CDN$200 million principal amount of Canopy Notes held by the CBI Group may be converted, in accordance with the terms thereof, and entitles the holder thereof, upon conversion in full thereof, to 4,151,540 common shares.  Assuming full exercise of the Tranche A Warrants, the Tranche B Warrants and the Tranche C Warrants and the full conversion of the Canopy Notes held by the CBI Group, the CBI Group would be entitled to 286,150,795 common shares, which represents 54.3% of the issued and outstanding common shares as of May 28, 2021 (on a non-diluted basis). Any issuance of common shares pursuant to the exercise of the CBG Warrants and the conversion of the Canopy Notes held by the CBI Group would dilute all of our other shareholders.

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

We may be subject to various potential conflicts of interest because of the fact that some of our officers and directors may be engaged in a range of business activities, and have relationships with or are employed by the CBI Group. David Klein, our Chief Executive Officer, previously served as Executive Vice President and Chief Financial Officer of CBI. Michael Lee, our Chief Financial Officer, previously served as Senior Vice President and Chief Financial Officer, Wine & Spirits at CBI. Thomas Stewart, our Chief Accounting Officer, previously served as Senior Director, Global Accounting at CBI. Holly Lukavsky, our Vice President of Human Resources, previously served as the Chief Human Resources Officer at CBI.  William Newlands, one of our directors, currently serves as the Chief Executive Officer and President of CBI and is also a board member of CBI. Robert Hanson, one of our directors, currently serves as the President, Wine & Spirits at CBI. Judy Schmeling, the chair of our board of directors, is also a board member of CBI. In addition, Jim Sabia, one of our directors, serves as Executive Vice President and Managing Director – Beer Division at CBI. Our directors devote, and our executive officers may devote, time to their outside business interests, so long as such activities do not materially or adversely interfere with their duties to us. Our directors, and in some cases, our executive officers, may have fiduciary obligations associated with these business interests that interfere with their ability to devote time to our business and affairs and that could adversely affect our operations. These business interests could require significant time and attention.

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

General Risks

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

Further, certain shareholders, directors, officers and employees in our Canadian operations may require security clearance from Health Canada. Under the Cannabis Act, a security clearance cannot be valid for more than five years and must be renewed before the expiry of a current security clearance. There is no assurance that any of our existing personnel who presently or may in the future require a security clearance will be able to obtain or renew such clearances or that new personnel who require a security clearance will be able to obtain one. A failure by an employee to maintain or renew his or her security clearance may impair our operations. In addition, if an employee with security clearance leaves and we are unable to find a suitable replacement who has a security clearance required by the Cannabis Act in a timely manner, or at all, there could occur a material adverse effect on our business operations.

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

We will seek to maintain adequate insurance coverage in respect of the risks we face; however, insurance premiums for such insurance may not continue to be commercially justifiable and there may be coverage limitations and other exclusions which may not be sufficient to cover our potential liabilities.

While we have insurance to protect our assets, operations and employees, such insurance is subject to coverage limits and exclusions and may not be available for the risks and hazards to which we are exposed in our current state of operations. For example, certain wholesalers, distributors, retailers and other service providers may require suppliers of U.S. hemp products to provide an indemnification from liability in connection with such products, which may not be covered by insurance. In addition, no assurance can be given that such insurance will be adequate to cover our liabilities or will be generally available in the future or, if available, that premiums and deductibles will be commercially justifiable. If we were to incur substantial liability claims and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur such liability at a time when we are not able to obtain liability insurance, our business, financial condition and results of operations may be adversely affected.

Tax and accounting requirements may change or be interpreted in ways that are unforeseen to us and we may face difficulty or be unable to implement and/or comply with any such changes.

We are subject to numerous tax and accounting requirements, and changes in existing accounting or taxation rules or practices, or varying interpretations of current rules or practices, could have a significant adverse effect on our financial results, the manner in which we conduct our business or the marketability of any of our products. In many countries, including the U.S., we are subject to transfer pricing and other tax regulations designed to ensure that appropriate levels of income are reported as earned and are taxed accordingly. Although we believe that we are in substantial compliance with all applicable regulations and restrictions, we are subject to the risk that governmental authorities could audit our transfer pricing and related practices and assert that additional taxes are owed. In the future, the geographic scope of our business may expand, and such expansion will require us to comply with the tax laws and regulations of additional jurisdictions. Requirements as to taxation vary substantially among jurisdictions. Complying with the tax laws of these jurisdictions can be time consuming and expensive and could potentially subject us to penalties and fees in the future if we failed to comply. In the event that we failed to comply with applicable tax laws and accounting requirements, this could have a material adverse effect on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters is located in Smiths Falls, Ontario, Canada. We have various other corporate offices, stores and facilities across Canada including locations in the provinces of Ontario, Quebec, New Brunswick, Manitoba, Saskatchewan, Alberta, British Columbia and Newfoundland and Labrador. Our operations in the United States include locations in the states of California, Georgia, Colorado, New York, and Illinois. Outside Canada and the United States, in addition to our material properties described below, we maintain corporate office space in a number of other countries.

We believe that our facilities, taken as a whole, are in good condition and working order. Within our global cannabis and other consumer products segments, we have adequate capacity to meet our needs for the foreseeable future.

During the year ended March 31, 2021, we reorganized our operations and consolidated or wound down some of our properties. As of March 31, 2021, our material owned or leased properties now consist of the following:

Facility Location	Type	Segment	Property Owned/Leased	Utilization (Full or Partial)
CANADA
Smiths Falls, Ontario	Production, Manufacturing, Distribution, R&D, Corporate	Global Cannabis	Owned, subject to mortgage in favor of Wilmington Trust, National Association, in connection with the Credit Facility	Full
Niagara-on-the-Lake, Ontario	Production	Global Cannabis	Owned, subject to mortgage in favor of Wilmington Trust, National Association, in connection with the Credit Facility	Partial
Mirabel, Quebec	Production	Global Cannabis	Leased	Full
UNITED STATES
Modesto, California	Production	Global Cannabis	Owned, subject to mortgage in favor of Wilmington Trust, National Association, in connection with the Credit Facility	Partial
EUROPE
Tuttlingen, Germany	Manufacturing (Storz & Bickel)	Consumer Products	Owned	Full
Frankfurt, Germany	Production	Global Cannabis	Leased	Full
Neumarkt, Germany	Production	Global Cannabis	Leased	Full

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

In November 2019, Canopy Growth and certain of its current and former officers were named as defendants in three purported class action claims; two of these complaints have since been dismissed. The plaintiffs allege that the defendants made false and/or misleading statements and/or failed to disclose material adverse facts, regarding Canopy Growth’s receivables, business, operations and prospects relating to, among other things, the demand for its softgel and oil products. The complaint was amended twice, the most recent of which being on October 9, 2020. On November 23, 2020, the defendants moved to dismiss the complaint. On

May 6, 2021, US District Court Judge McNulty granted the defendant’s motion to dismiss, without prejudice to the plaintiffs filing a third amended complaint in the US District Court, for the District of New Jersey, within 30 days.

In July 2020, Canopy Growth was added as a defendant in a proposed class action commenced against a myriad of Canadian licensed producers including, Aurora Cannabis Inc.; Aurora Cannabis Enterprises Inc.; AuroraCo.; Aleafiaco; Aleafia Health Inc.; Emblem Cannabis Corp.; Hexo Corp.; HexoCo; Cronos Group Inc.; Cronosco; Tilray Canada Ltd.; Organigram Holdings Inc.; OrganigramCo; MediPharm Labs Corp.; MediPharmCo; CanopyCo; Aphria Inc.; Broker Coast Cannabis Ltd.; AphriaCo; Emerald Cannabis Corporation; Emerald Health Therapeutics, Inc.; and EmeraldCo. The proposed class action was commenced in the Alberta Court of Queen’s Bench sitting at Calgary.  Plaintiffs allege that the defendants, including Canopy Growth, marketed and sold medicinal and recreational cannabis products with an advertised content of THC and CBD and that the amount of THC and/or CBD as contained on the label was wrong and outside the permissible variability limits.  The claim alleges the following legal wrongs: breach of contract and breach of consumer protection legislation, including the various Sale of Goods Acts and Consumer Protection Acts; common law and statutory misrepresentation; negligence in product labelling; breach of the duty to warn; unjust enrichment; waiver of tort. The claim seeks $505 million in damages (presumably as between all of the defendants).

In February 2021, Canopy Growth was named as a defendant, together with RIV Capital, RIV Capital Corporation (formerly Canopy Rivers Corporation) (“RCC”), TerrAscend, TerrAscend Canada Inc. and Olivier Dufourmantelle, in an action commenced by 2615975 Ontario Inc. in the Ontario Superior Court of Justice, sitting at Windsor.  The claim seeks, amongst other things, damages in the amount of $500 million for bad faith, fraud, civil conspiracy, breach of the duty of honesty and good faith in contractual relations and breach of fiduciary duty. In April 2021, counsel for the plaintiffs instructed Canopy Growth to not incur the costs of preparing a Statement of Defence, as the plaintiff was likely to discontinue its claim against Canopy Growth in short order.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares are traded on the Nasdaq under the symbol “CGC” and the TSX under the symbol “WEED.”

Holders

As of May 28, 2021, there were approximately 492 holders of record of our common shares. This number of holders of record does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Dividends

As of the date of this Annual Report, we have not declared any dividends or made any distributions on our common shares. Furthermore, we have no current intention to declare dividends on our common shares in the foreseeable future. Any decision to pay dividends on our common shares in the future will be at the discretion of our board of directors and will depend on, among other things, our results of operations, current and anticipated cash requirements and surplus, financial condition, any contractual restrictions and financing agreement covenants, our ability to meet solvency tests imposed by corporate law and other factors that our board of directors may deem relevant.

Recent Sales of Unregistered Securities

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Persons

We did not purchase any of our common shares during the three months ended March 31, 2021.

Item 6. Selected Financial Data.

Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This Management’s Discussion and Analysis (“MD&A”), which should be read in conjunction with our consolidated financial statements and the notes thereto as at and for the year ended March 31, 2021 included in Item 8 of this Annual Report (the “Financial Statements”), provides additional information on our business, current developments, financial condition, cash flows and results of operations. It is organized as follows:

•

Part 1 - Business Overview.  This section provides a general description of our business, which we believe is important in understanding the results of our operations, financial condition, and potential future trends.

•	Part 2 - Results of Operations. This section provides an analysis of our results of operations for (1) fiscal 2021 in comparison to fiscal 2020; and (2) fiscal 2020 in comparison to fiscal 2019.

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

Part 1 - Business Overview

We are a world-leading diversified cannabis and cannabinoid-based consumer products company with operations in countries across the world. We produce, distribute and sell a diverse range of cannabis and hemp-based products and other consumer products for both recreational and medical purposes under a portfolio of distinct brands in Canada pursuant to the Cannabis Act, and globally pursuant to applicable international and Canadian legislation, regulations and permits.

On October 17, 2018, the Cannabis Act came into effect in Canada, regulating both the medical and recreational cannabis markets in Canada and providing provincial, territorial and municipal governments the authority to prescribe regulations regarding the distribution and sale of recreational cannabis. On October 17, 2019, the second phase of recreational cannabis products, specifically Cannabis 2.0, was legalized pursuant to certain amendments to the regulations under the Cannabis Act. We currently offer product varieties in dried flower, oil, softgels, vape pen power sources, pod-based vape devices, vape cartridges, cannabis-infused beverages and cannabis-infused edibles, with product availability varying based on provincial and territorial regulations. Our recreational cannabis products are predominantly sold to provincial and territorial agencies under a “business-to-business” wholesale model, with those provincial and territorial agencies then being responsible for the distribution of our products to brick-and-mortar stores and for online retail sales. We also operate a network of Tweed and Tokyo Smoke retail stores across Canada, where permissible, to promote brand awareness and drive consumer demand under a “business-to-consumer” model.

Our Spectrum Therapeutics medical division is a global leader in medical cannabis. Spectrum Therapeutics produces and distributes a diverse portfolio of medical cannabis products to healthcare practitioners and medical customers in Canada, and in several other countries where it is federally permissible to do so. In April 2019, we acquired C3 Cannabinoid Compound Company (“C3”), Europe’s largest cannabinoid-based pharmaceuticals company and a leading manufacturer of dronabinol, a registered active pharmaceutical ingredient in Germany and certain other European countries. The addition of dronabinol has allowed us to expand our portfolio of medical cannabis offerings for our customers in Germany.

Subsequent to the passage of the 2018 Farm Bill in December 2018, we began building our hemp supply chain in the United States through our investment in processing, extraction and finished goods manufacturing facilities. In September 2020, our Martha Stewart CBD line of premium quality, hemp-derived wellness gummies, oils and softgels was launched in the United States. In the fourth quarter of fiscal 2021, we expanded our product offering to include CBD products for pets under the Martha Stewart CBD for Pet line and SurityPro, and a line of premium, ready-to-drink CBD-infused sparkling waters under the Quatreau brand.

In June 2019, we implemented the Original Acreage Arrangement pursuant to the Acreage Arrangement Agreement with Acreage, a U.S. multi-state cannabis operator. In September 2020, following receipt of all required approvals, we entered into the Acreage Amending Agreement and implemented the Acreage Amended Arrangement. Pursuant to the Acreage Amended Arrangement, following the occurrence or waiver (at our discretion) of the Triggering Event and subject to the satisfaction or waiver of the conditions set out in the Acreage Arrangement Agreement (as modified by the Acreage Amending Agreement), we (i) agreed to acquire approximately 70% of the issued and outstanding shares of Acreage, and (ii) obtained the right to acquire the other approximately 30% of the issued and outstanding shares of Acreage. The acquisition of Acreage, if completed, will provide a pathway into cannabis markets in the United States; however, we and Acreage will continue to operate as independent companies until the acquisition of Acreage is completed.

Our other product offerings, which are sold by our subsidiaries in jurisdictions where it is permissible to do so, include (i) Storz & Bickel vaporizers; (ii) This Works beauty, skincare, wellness and sleep products, some of which have been blended with hemp-derived CBD isolate; and (iii) BioSteel sports nutrition beverages, mixes, protein, gum and mints, some of which have been infused with hemp-derived CBD isolate.

Our products contain THC, CBD, or a combination of these two cannabinoids which are found in the cannabis sativa plant species. THC is the primary psychoactive or intoxicating cannabinoid found in cannabis. We also refer throughout this MD&A to “hemp”, which is a term used to classify varieties of the cannabis sativa plant that contain CBD and 0.3% or less THC content (by dry weight). Conversely, references to the term “marijuana” refers to varieties of the cannabis sativa plant with more than 0.3% THC content and moderate levels of CBD.

Our licensed operational capacity in Canada includes indoor and greenhouse cultivation space; post-harvest processing and cannabinoid extraction capability; advanced manufacturing capability for vape products, softgel encapsulation and pre-rolled joints; a beverage production facility; and chocolate and gummie manufacturing. These capabilities allow us to supply the recreational and medical markets with a complimentary balance of flower products and extracted cannabinoid input for our oil, CBD and Cannabis 2.0 products. Additionally, we have built a hemp supply chain in the United States.

Segment Reporting

Prior to the fourth quarter of fiscal 2021, we had the following two operating segments, which were also our reportable segments: (i) cannabis, hemp and other consumer products; and (ii) RIV Capital. Following the completion of the RIV Arrangement in February 2021 and the completion of restructuring actions in the third and fourth quarters of fiscal 2021 associated with the end-to-end strategic review of our operations (see “Recent Developments” below), we have changed the structure of our internal management financial reporting. Accordingly, in the fourth quarter of fiscal 2021 we are reporting our financial results for the following two operating segments, which are also our reportable segments: (i) global cannabis; and (ii) other consumer products. These segments reflect how our operations are managed, how our Chief Executive Officer, who is the chief operating decision maker (“CODM”), allocates resources and evaluates performance, and how our internal management financial reporting is structured.

Our global cannabis segment encompasses the production, distribution and sale of a diverse range of cannabis and cannabinoid-based consumer products in Canada and internationally pursuant to applicable international and domestic legislation, regulations and permits. Our other consumer products segment comprises the production, distribution and sale of consumer products by Storz & Bickel, This Works, and BioSteel, and other strategic revenue sources. Our CODM evaluates the performance of these two segments focusing on (i) segment net revenue, and (ii) segment gross margin and gross margin percentage as the measure of segment profit or loss. Accordingly, information regarding segment net revenue and segment gross margin and gross margin percentage for the comparative periods has been restated to reflect the aforementioned change in reportable segments.

Update on COVID-19

Management has continued to closely monitor the impact of the COVID-19 global pandemic, with a focus on the health and safety of our employees, business continuity and supporting its communities. We established a COVID-19 Management Committee shortly after the declaration of COVID-19 as a global pandemic and implemented various measures to reduce the spread of the virus. We have continued to operate under preventative measures and have experienced minimal disruption to our production and supply chain. As of the date of this Annual Report, all 34 of our corporate-owned retail stores are open and offering click-and-collect and/or in-store shopping. Our Canadian medical business, which operates as an e-commerce channel, has continued largely unchanged. Our international medical business operates primarily as a pharmacy model, with pharmacies being deemed essential businesses in

Germany and other European countries in which we conduct business. In addition, since our non-production workforce continues to effectively work remotely using various technology tools, we are able to maintain our full operations and internal controls over financial reporting and disclosures.

While the impacts of the COVID-19 pandemic, including government measures to limit the spread of COVID-19, adversely affected our operations in fiscal 2021, the impact was not material to our results of operations. However, given the uncertainties associated with the COVID-19 pandemic, including those related to the use of our products by consumers, disruptions to the global and local economies due to related stay-at-home orders, quarantine policies and restrictions on travel, trade and business operations and a reduction in discretionary consumer spending, we are unable to estimate the future impact of the COVID-19 pandemic on our business, financial condition, results of operations, and/or cash flows. The uncertain nature of the impacts of the COVID-19 pandemic may continue to affect our results of operations into fiscal 2022.

We believe we have sufficient liquidity available from cash and cash equivalents and short-term investments on hand of $1.2 billion and $1.1 billion, respectively, as of March 31, 2021, and from available capacity under our revolving debt facility to enable us to meet our working capital and other operating requirements, fund growth initiatives and capital expenditures, settle our liabilities, and repay scheduled principal and interest payments on debt. Refer to “Part 3 – Financial Liquidity and Capital Resources” for further information.

Recent Developments

Plan of Arrangement with RIV Capital

On December 21, 2020, we entered into an arrangement agreement (the “RIV Arrangement Agreement”) with our wholly-owned subsidiary The Tweed Tree Lot Inc. (“Tweed NB”), RIV Capital and its wholly-owned subsidiary RCC, pursuant to which we acquired certain assets from RCC, as set out below, in exchange for cash, Canopy Growth common shares and the surrender of all shares in the capital of RIV Capital held by us by way of a plan of arrangement under the Business Corporations Act (Ontario) (the “RIV Arrangement”). The RIV Arrangement was completed on February 23, 2021.

Pursuant to the RIV Arrangement, we increased our conditional ownership interest in TerrAscend Corp. (“TerrAscend”) through the acquisition of (i) 19,445,285 TerrAscend Exchangeable Shares held by RCC; (ii) 2,225,714 common share purchase warrants in the capital of TerrAscend with an exercise price of $5.95 per share held by RCC; (iii) 333,723 common share purchase warrants in the capital of TerrAscend with an exercise price of $6.49 per share held by RCC; and (iv) a loan receivable owing by TerrAscend Canada Inc. (“TerrAscend Canada”) to RCC. The securities in the capital of TerrAscend held by us are not currently convertible or exercisable and will not be convertible or exercisable until federal laws in the United States with respect to marijuana are amended. Pursuant to the RIV Arrangement, we also acquired (i) all of the Class A preferred shares in the capital of Les Serres Vert Cannabis Inc. (“Vert Mirabel”) held by RCC; and (vi) 143 common shares in the capital of Vert Mirabel, thereby increasing our ownership of the issued and outstanding common shares in the capital of Vert Mirabel to approximately 55%. In addition, all of the obligations of Tweed NB owing to RCC pursuant to a royalty agreement between the parties were terminated.

In addition, all of the shares of RIV Capital held by us were repurchased for cancellation on a cashless basis. We no longer have any equity, debt or other interest in RIV Capital following completion of the RIV Arrangement, and no longer have any representation on the RIV Capital board of directors. As additional consideration for the assets transferred and the termination of the royalty agreement with Tweed NB, we made a cash payment to RCC of approximately $115.0 million and issued 3,647,902 Canopy Growth common shares to RCC. Accordingly, we no longer control RIV Capital, and we derecognized the consolidated assets and liabilities of RIV Capital from our consolidated financial statements.

TerrAscend Option Agreement

On January 13, 2021, we entered into the TerrAscend Option to acquire 1,072,450 common shares of TerrAscend for approximately US$10.5 million, conditional upon the occurrence or waiver of the Triggering Event.

As of the date of this Annual Report, Canopy Growth owns 38,890,570 TerrAscend Exchangeable Shares, an aggregate of 22,474,130 TerrAscend common share purchase warrants and we are deemed to own an aggregate of 1,072,450 TerrAscend common shares that are subject to the TerrAscend Option, representing 100% of the issued and outstanding TerrAscend Exchangeable Shares on a non-diluted basis and approximately 25% of the issued and outstanding TerrAscend common shares on a partially-diluted basis, assuming the conversion of the TerrAscend Exchangeable Shares into TerrAscend common shares and the exercise of the TerrAscend warrants and the TerrAscend Option held by Canopy Growth. Canopy Growth beneficially owns, and exercises control or direction over approximately 20% of the issued and outstanding TerrAscend common shares on a fully-diluted basis.

Credit Facility

On March 18, 2021, the Borrowers entered into the Credit Agreement with the Lenders and Wilmington Trust, National Association, as administrative agent and collateral agent for the Lenders. The Credit Agreement provides for the Credit Facility in the aggregate principal amount of US$750.0 million. We also have the ability to obtain up to an additional US$500.0 million of incremental senior secured debt pursuant to the Credit Agreement. The Credit Facility has no amortization payments, matures on March 18, 2026, has a coupon of LIBOR plus 8.50% and is subject to a LIBOR floor of 1.00%. Our obligations under the Credit Facility are guaranteed by material Canadian and U.S. subsidiaries of Canopy Growth. The Credit Facility is secured by substantially all of the assets, including material real property, of the Borrowers and each of the guarantors. The Credit Agreement contains representations and warranties, and affirmative and negative covenants, including a financial covenant requiring minimum liquidity of US$200.0 million at the end of each fiscal quarter. The proceeds of the Credit Facility, net of fees and expenses, will be used by us for working capital and general corporate purposes, including without limitation, growth investments, acquisitions, capital expenditures, and strategic initiatives.

Acquisition of Ace Valley

On April 1, 2021, we entered into a share purchase agreement (the “AV Share Purchase Agreement”) with Tweed Inc., AV Cannabis Inc. (“Ace Valley”), an Ontario-based cannabis brand with a focus on premium, ready-to-enjoy products including vapes, pre-roll joints and gummies, and the shareholders of Ace Valley (the “AV Vendors”) pursuant to which we indirectly acquired all of the issued and outstanding shares of Ace Valley. Pursuant to the terms of the AV Share Purchase Agreement, we may be required to make certain earn-out payments to the AV Vendors, which may result in an additional cash payment or the issuance of Canopy Growth common shares, subject to the fulfillment of certain conditions by April 1, 2023.

Acquisition of Supreme Cannabis

On April 7, 2021, we entered into the Supreme Arrangement Agreement with Supreme Cannabis, pursuant to which we have agreed to acquire the Supreme Cannabis Shares in accordance with the Supreme Arrangement. Supreme Cannabis is a producer of recreational, wholesale and medical cannabis products, with a global diversified portfolio of distinct cannabis companies, products and brands. Pursuant to the terms of the Supreme Arrangement Agreement, shareholders of Supreme Cannabis will be entitled to receive 0.01165872 of a Canopy Growth Share and C$0.0001 in cash for each Supreme Cannabis Share held immediately prior to closing of the Supreme Arrangement.

The Supreme Arrangement is subject to the conditions set out in the Supreme Arrangement Agreement, including, among others: (i) approval by the Ontario Superior Court of Justice at a hearing upon the procedural and substantive fairness of the terms and conditions of the Supreme Arrangement; (ii) approval under the Competition Act (Canada); and (iii) approval of at least two-thirds of the votes cast by the shareholders of Supreme Cannabis voting at a special meeting of shareholders, with such meeting scheduled to be held on June 10, 2021.

Factors Impacting our Business

We believe our future success will primarily depend on the following factors:

Competition in Canadian recreational market. We face competition in the Canadian recreational cannabis market. The principal factors on which we compete with other Canadian license holders are the quality and variety of cannabis products, the speed with which our product offerings are brought to market, brand recognition, pricing, and product innovation. We believe our focus on becoming a leading consumer insights, analytics and product development company that matches products and consumer preferences in the cannabis market, will enable us to provide better quality consumer products, grow our Canadian business and capture increased market share in Canada.

Product innovation. We believe a significant opportunity exists to expand our total addressable market and create new consumer categories by continuing to develop innovative new recreational products that include cannabis and cannabinoids as ingredients. Accordingly, we have been focused on expanding our cannabis-infused craft chocolates, vaping products, and cannabis-infused beverage offerings in Canada since the initial launch of such products in the fourth quarter of fiscal 2020. In the United States, we launched our Martha Stewart CBD line of premium quality, hemp-derived wellness gummies, oils and softgels in September 2020, and we further expanded our product offering to include CBD products for pets under the Martha Stewart CBD for Pet line and SurityPro in the fourth quarter of fiscal 2021. We believe our success will depend on market acceptance of these products, our ability to execute on introducing our products to market, our ability to position our differentiated products as premium offerings in order to capture a higher relative gross margin, and our ability to continually develop and introduce new products that delight our consumers.

Commercialization activities in the United States. As highlighted above, we initially launched our Martha Stewart CBD line of products in September 2020 and launched our first line of CBD-infused beverages, under the Quatreau brand, in the United States market in the fourth quarter of fiscal 2021. Additionally, we have continued to bring new products to market in the United States under the This Works and BioSteel brands, some of which have been infused or blended with hemp-derived CBD isolate. In April 2021, we announced that Southern Glazer’s Wine & Spirits (“Southern Glazer’s”), a leading beverage alcohol distributor in the U.S., will distribute our portfolio of U.S. CBD-infused beverages. Southern Glazer’s will commence distributing our CBD-infused beverages across seven U.S. states, beginning with our Quatreau beverages, with additional states to be added in the coming months. We believe our success will depend on our ability to distribute our CBD-based products in the U.S. and bring them to market through best-in-class sales execution on our e-commerce platform and into retail points of sale, our ability to position, market and differentiate our products in the highly-fragmented U.S. CBD market, and our ability to continually develop and introduce new products.

Increasing access to medical cannabis products in Canada and select European markets. Our success will depend on our ability to leverage our position as a trusted leader in the medical cannabis markets in Canada and select European countries, including Germany, by offering a wide range of cannabis products across a variety of brands, formats and strains that serve the needs of our customers. In Canada we have continued to broaden our brand and product portfolio throughout fiscal 2021. We have also introduced new medical cannabis delivery devices to our medical customers, including the Storz & Bickel Volcano Medic 2 vaporizer that was issued a license by Health Canada for medical use. In Europe, we are focused on providing a diverse portfolio of medically-validated cannabis products and education and support programs to medical customers and healthcare practitioners, with our primary focus being Germany. The addition of the active pharmaceutical ingredient dronabinol to our portfolio following our acquisition of C3 in April 2019 has allowed us to expand our portfolio of medical cannabis offerings for our customers. Expansion may come in the form of acquisitions or organic growth, either of which will require expenditure of capital that may negatively impact our profitability as we seek to scale the reach of our business in these markets.

Part 2 - Results of Operations

Discussion of Fiscal 2021 Results of Operations

The following table presents selected consolidated financial information for the years ended March 31, 2021 and 2020:

	Years ended March 31,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2021	2020	$ Change	% Change
Selected consolidated financial information:
Net revenue	$546,649	$398,772	$147,877	37%
Gross margin percentage	12%	(8%)	-	2,000 bps
Net loss	$(1,670,820)	$(1,387,440)	$(283,380)	(20%)
Net loss attributable to Canopy Growth Corporation	$(1,744,920)	$(1,321,326)	$(423,594)	(32%)
Loss per share - basic and diluted[1]	$(4.69)	$(3.80)	$(0.89)	(23%)

[1]For the year ended March 31, 2021, the weighted average number of outstanding common shares, basic and diluted, totaled 371,662,296 (year ended March 31, 2020 - 348,038,163).

Net Revenue

We report net revenue in two segments: (i) global cannabis; and (ii) other consumer products. The following tables present segmented net revenue, by channel and by form, for the years ended March 31, 2021 and 2020:

Revenue by Channel	Years ended March 31,
(in thousands of Canadian dollars)	2021	2020	$ Change	% Change
Canadian recreational cannabis net revenue
Business-to-business[1]	$163,585	$121,605	$41,980	35%
Business-to-consumer	66,016	52,044	13,972	27%
	229,601	173,649	55,952	32%
Canadian medical cannabis net revenue[2]	55,448	51,647	3,801	7%
	285,049	225,296	59,753	27%
International and other revenue
C3	62,335	53,770	8,565	16%
Other	31,296	15,869	15,427	97%
	93,631	69,639	23,992	34%
Global cannabis net revenue	378,680	294,935	83,745	28%

Other consumer products
Storz & Bickel	80,998	48,329	32,669	68%
This Works	33,314	24,725	8,589	35%
Other	53,657	30,783	22,874	74%
Other consumer products revenue	167,969	103,837	64,132	62%

Net revenue	$546,649	$398,772	$147,877	37%

[1] Reflects excise taxes of $54,928 and other revenue adjustments, representing our determination of returns and pricing adjustments, of $14,000 for the year ended March 31, 2021 (year ended March 31, 2020 - excise taxes of $35,649 and other revenue adjustments of $51,500).

[2] Reflects excise taxes of $5,621 for the year ended March 31, 2021 (year ended March 31, 2020 - $5,205).

Revenue by Form	Years ended March 31,
(in thousands of Canadian dollars)	2021	2020	$ Change	% Change
Canadian recreational cannabis
Dry bud[1]	$238,021	$238,099	$(78)	-
Oils and softgels[1]	28,761	21,640	7,121	33%
Beverages, edibles, topicals and vapes	31,747	1,059	30,688	2898%
Other revenue adjustments	(14,000)	(51,500)	37,500	73%
Excise taxes	(54,928)	(35,649)	(19,279)	(54%)
	229,601	173,649	55,952	32%
Medical cannabis and other
Dry bud	40,479	37,435	3,044	8%
Oils and softgels	101,875	89,056	12,819	14%
Beverages, edibles, topicals and vapes	12,346	-	12,346	-
Excise taxes	(5,621)	(5,205)	(416)	(8%)
	149,079	121,286	27,793	23%
Global cannabis net revenue	378,680	294,935	83,745	28%

Other consumer products
Storz & Bickel	80,998	48,329	32,669	68%
This Works	33,314	24,725	8,589	35%
Other	53,657	30,783	22,874	74%
Other consumer products revenue	167,969	103,837	64,132	62%

Net revenue	$546,649	$398,772	$147,877	37%

[1] Excludes the impact of other revenue adjustments.

Net revenue was $546.6 million in fiscal 2021, as compared to $398.8 million in fiscal 2020. The year-over-year increase is attributable to:

•

Growth in our global cannabis segment, which was primarily due to the performance of both our Canadian recreational business-to-business and business-to-consumer channels and the growth in our U.S. CBD business; and

•

Growth in our other consumer products, which was primarily due to the continued strong performance by Storz & Bickel and growth in our BioSteel business, both due primarily to the expansion of their U.S. distribution networks in fiscal 2021.

Global cannabis

Net revenue from our global cannabis segment was $378.7 million in fiscal 2021, as compared to $294.9 million in fiscal 2020.

Canadian recreational cannabis net revenue was $229.6 million in fiscal 2021, as compared to $173.6 million in fiscal 2020.

•

Net revenue from the business-to-business channel was $163.6 million in fiscal 2021, as compared to $121.6 million in fiscal 2020. Net revenue from this channel in fiscal 2020 was impacted by other revenue adjustments in the amount of $51.5 million related to our determination, primarily in the first two quarters of fiscal 2020, of returns and pricing adjustments associated primarily with the risk of over-supply of certain oil and softgel products. Comparatively, other revenue adjustments declined to $14.0 million in fiscal 2021. We also benefited in fiscal 2021 from an overall increase in demand resulting from the opening of a total of 945 new retail stores across Canada in fiscal 2021, and the revenue growth associated with the introduction, late in the fourth quarter of fiscal 2020, of our portfolio of Cannabis 2.0 product offerings. However, we were impacted in fiscal 2021 by an unfavorable product mix due primarily to an increase in the volume of value-priced dried flower product sold compared to the prior year, and price compression resulting from increased competition in the value-priced dried flower category of the recreational market.

•

Revenue from the business-to-consumer channel was $66.0 million in fiscal 2021, as compared to $52.0 million in fiscal 2020. The year-over-year increase is primarily attributable to (i) the build-out of our retail store platform across Canada to 33 corporate-owned Tweed and Tokyo Smoke retail stores at March 31, 2021, an increase from 22 stores at March 31, 2020; and (ii) the continued broadening of our brand and product offerings at our retail locations to include new value-priced dried flower products, vapes, and cannabis-infused beverages, and the benefit of holiday promotional campaigns held in fiscal 2021. Partially offsetting these increases was (i) the adverse impact, predominantly in the first quarter of fiscal 2021, of the temporary closure of our retail stores in response to the COVID-19 pandemic and their re-opening, beginning in mid-April, with reduced hours and under a “click-and-collect” model with curbside pickup or delivery; and (ii) decreased traffic at our corporate-owned retail stores in the fourth quarter of fiscal 2021, which was partly attributable to measures implemented by certain Canadian provincial governments to limit the spread of COVID-19.

Canadian medical cannabis net revenue was $55.4 million in fiscal 2021, as compared to $51.6 million in fiscal 2020. The year-over-year increase is due primarily to the continued broadening of our brand and medical cannabis product offerings available on the Spectrum Therapeutics online store in response to medical customer demand, including the introduction of pre-rolled joints, vapes and cannabis-infused chocolates, and certain premium dry flower brands.

International and other cannabis revenue was $93.6 million in fiscal 2021, as compared to $69.6 million in fiscal 2020. C3 (acquired in April 2019) contributed revenue of $62.3 million in fiscal 2021, a year-over-year increase of $8.6 million. In addition to the full twelve months of revenue contribution in fiscal 2021, revenue growth was driven by an expansion of C3’s customer base relative to the prior year. Other cannabis revenue was $31.3 million in fiscal 2021, a year-over-year increase of $15.4 million primarily attributable to (i) the growth in our U.S. CBD business, attributable primarily to the introduction of the Martha Stewart CBD line of products in September 2020; (ii) the growth in our international medical cannabis business resulting from the resolution of supply constraints we had experienced early in fiscal 2020 that impacted our German medical cannabis business.

Other consumer products

Revenue from our other consumer products segment was $168.0 million in fiscal 2021, as compared to $103.8 million in fiscal 2020.

•	Revenue from Storz & Bickel was $81.0 million in fiscal 2021, a year-over-year increase of $32.7 million due primarily to an expansion of our distribution network in the United States.
•

This Works (acquired in May 2019) contributed revenue of $33.3 million in fiscal 2021, a year-over-year increase of $8.6 million. In addition to the full twelve months of revenue contribution in the current fiscal year, revenue growth was driven by the expansion of distribution to both direct-to-consumer and third-party e-commerce channels, and new product launches. These factors were partially offset by the impact of the temporary closure of brick-and-mortar retail stores and other measures to control the outbreak of the COVID-19 pandemic in the United Kingdom, largely in the first quarter, and late in the third quarter of fiscal 2021.

•

Other revenue was $53.7 million in fiscal 2021, a year-over-year increase of $22.9 million due primarily to BioSteel (which was acquired in October 2019) contributing a full twelve months of revenue contribution in fiscal 2021, and also benefiting from an expansion and strengthening of their U.S. distribution channel in the fourth quarter of fiscal 2021.

Cost of Goods Sold and Gross Margin

The following table presents cost of goods sold, gross margin and gross margin percentage on a consolidated basis for the years ended March 31, 2021 and 2020:

	Years ended March 31,
(in thousands of Canadian dollars except where indicated)	2021	2020	$ Change	% Change
Net revenue	$546,649	$398,772	$147,877	37%

Cost of goods sold	$479,689	$430,456	$49,233	11%
Gross margin	66,960	(31,684)	98,644	311%
Gross margin percentage	12%	(8%)	-	2,000 bps

Cost of goods sold in fiscal 2021 was $479.7 million, as compared to $430.5 million in fiscal 2020. Our gross margin in fiscal 2021 was $67.0 million, or 12% of net revenue, as compared to gross margin of $(31.7) million and gross margin percentage of (8%) of net revenue in fiscal 2020. The year-over-year increase in the gross margin percentage is attributable to:

•

A year-over-year decrease in restructuring and other charges recorded in cost of goods sold. We recorded restructuring charges totaling $26.0 million in fiscal 2021, relating primarily to the closure of certain Canadian and international production facilities as described below under “Restructuring, Asset Impairments and Related Costs”. Comparatively, we recorded restructuring and other charges totaling $132.1 million in fiscal 2020 in relation to (i) restructuring charges in the amount of $55.9 million relating to excess hemp inventories in the United States and the closure of our greenhouses in Canada; and (ii) inventory write-downs in the amount of $76.2 million primarily related to aged, obsolete or unsaleable cannabis inventories and packaging within Canada.

•

In fiscal 2020 we recorded inventory write-downs totaling $29.0 million associated with (i) excess finished recreational cannabis inventory and trim inventory related primarily to our evaluation of the estimated on-hand provincial and territorial inventory levels compared to forecasted “sell-in” rates of certain oils and softgel products, which led to our conclusion that a portion of this inventory may not be sold within a reasonable timeframe; (ii) the impact on gross margin reflecting the returns and pricing adjustments relating primarily to the over-supply of certain oils and softgel products in the second quarter of fiscal 2020; and (iii) other adjustments related to excess inventory. Similar write-downs did not recur in fiscal 2021.

Excluding the items highlighted above, our adjusted gross margin percentage in fiscal 2021 was impacted by the following items as compared to our adjusted gross margin percentage in fiscal 2020:

•

An increase in operating costs relating to facilities not yet cultivating or producing cannabis, not yet producing cannabis-related products or having under-utilized capacity. In fiscal 2021, these costs amounted to $60.7 million and primarily related to (i) start-up costs associated with our gummie production facility in Smiths Falls, our facilities in the United States, and our greenhouse in Denmark prior to its closure in the fourth quarter of fiscal 2021; and (ii) under-utilized capacity associated with our chocolate, beverage and vape production facilities in Smith Falls, and our indoor facility in Newfoundland prior to its closure in early December. Comparatively, in fiscal 2020 these costs amounted to $39.6 million and primarily related to start-up costs associated with our advanced manufacturing and beverage facilities in Smiths Falls, our greenhouse in Denmark, under-utilized capacity associated with our KeyLeaf extraction facility, and costs associated with our 2020 Canadian outdoor harvest.

•

Lower production output, particularly in Canada, to align with expected market demand. Lower production output, coupled with our fixed costs representing a high proportion of our overall cultivation and manufacturing cost structure, resulted in the under-absorption of these fixed costs and an adverse impact on gross margin in the current fiscal year. In connection with these changes to our production strategy we also adjusted our cannabis production profile to focus on higher-potency strains which are more in-demand, resulted in the recognition of additional inventory charges, predominantly in the first quarter of fiscal 2021.

•

An unfavorable product mix in fiscal 2021 due primarily to an increase in the volume of value-priced dried flower product sold in the Canadian recreational cannabis channel, compared to the prior year.

We report gross margin and gross margin percentage in two segments: (i) global cannabis; and (ii) other consumer products. The following table presents segmented gross margin and gross margin percentage for the years ended March 31, 2021 and 2020:

	Years ended March 31,
(in thousands of Canadian dollars except where indicated)	2021	2020	$ Change	% Change
Global cannabis segment
Cost of goods sold	$371,635	$371,771	$(136)	-
Gross margin	7,045	(76,836)	83,881	109%
Gross margin percentage	2%	(26%)		2,800 bps

Other consumer products segment
Cost of goods sold	$108,054	$58,685	$49,369	84%
Gross margin	59,915	45,152	14,763	33%
Gross margin percentage	36%	43%		(700) bps

Global cannabis

Gross margin for our global cannabis segment was $7.0 million in fiscal 2021, or 2% of net revenue, as compared to $(76.8) million in fiscal 2020, or (26%) of net revenue. The year-over-year increase in the gross margin percentage was primarily due to the decrease in restructuring and other charges recorded in cost of goods sold, from $132.1 million in fiscal 2020 to $26.0 million in fiscal 2021, as discussed above in our analysis of cost of goods sold and gross margin on a consolidated basis. Excluding these items, our adjusted gross margin percentage in fiscal 2021 was impacted by (i) an increase in operating costs relating to facilities not yet cultivating or producing cannabis, not yet producing cannabis-related products or having under-utilized capacity; (ii) lower production output resulting in under-absorption of our fixed costs; (iii) the recognition of inventory charges associated with the shift in cannabis production profile; and (iv) an unfavorable product mix due primarily to an increase in the volume of value-priced dried flower product sold in the Canadian recreational cannabis channel, compared to the prior year.

Other consumer products

Gross margin for our other consumer products segment was $59.9 million in fiscal 2021, or 36% of net revenue, as compared to $45.2 million in fiscal 2020, or 43% of net revenue. The year-over-year decline in our gross margin percentage was primarily due to a shift in the business mix in fiscal 2021 towards increased contributions to our segment revenue from BioSteel, which currently has a lower margin relative to Storz & Bickel and This Works.

Operating Expenses

The following table presents operating expenses for the years ended March 31, 2021 and 2020:

	Years ended March 31,
(in thousands of Canadian dollars)	2021	2020	$ Change	% Change
Operating expenses
General and administrative	$238,305	$304,635	$(66,330)	(22%)
Sales and marketing	194,395	242,831	(48,436)	(20%)
Research and development	57,582	61,812	(4,230)	(7%)
Acquisition-related costs	13,522	20,840	(7,318)	(35%)
Depreciation and amortization	71,585	63,619	7,966	13%
Selling, general and administrative expenses	575,389	693,737	(118,348)	(17%)

Share-based compensation	83,013	258,104	(175,091)	(68%)
Share-based compensation related to acquisition milestones	8,136	62,172	(54,036)	(87%)
Share-based compensation expense	91,149	320,276	(229,127)	(72%)

Expected credit losses on financial assets and related charges	109,480	-	109,480	-

Asset impairment and restructuring costs	534,398	623,266	(88,868)	(14%)
Total operating expenses	$1,310,416	$1,637,279	$(326,863)	(20%)

Selling, general and administrative expenses

Selling, general and administrative expenses in fiscal 2021 were $575.4 million, as compared to $693.7 million in fiscal 2020.

General and administrative expense in fiscal 2021 was $238.3 million, as compared to $304.6 million in fiscal 2020. The year-over-year decrease is primarily attributable to:

•

A reduction in costs attributable to the restructuring actions initiated in the fourth quarter of fiscal 2020 and continuing through fiscal 2021, resulting from an organizational and strategic review of the business. Accordingly, as we exited non-strategic geographies and began streamlining our operations, we realized reductions related to (i) compensation costs and third-party professional fees associated with finance, legal and other administrative functions; (ii) facilities and insurance costs; and (iii) scaling-back on our expansion and business development initiatives. Partially offsetting these costs reductions were a year-over-year increase in third-party professional consulting fees associated with the organizational and strategic review of our business, and the growth in our business through the acquisitions of C3, This Works and BioSteel in fiscal 2020, all of which contributed a full fiscal year to our operating results in fiscal 2021.

•

Losses recorded in the second quarter of fiscal 2020 of $10.8 million related to a legal dispute with a third-party supplier, and $8.8 million associated with additional reserves on onerous lease obligations. These losses did not recur in the current fiscal year.

•	Payroll subsidies in the amount of $11.0 million received from the Canadian government in fiscal 2021, pursuant to a COVID-19 relief program.

Sales and marketing expense in fiscal 2021 was $194.4 million, as compared to $242.8 million in fiscal 2020. The year-over-year decrease is primarily attributable to:

•

A reduction of costs attributable to the restructuring actions initiated in the fourth quarter of fiscal 2020 and continuing through fiscal 2021. This included the rationalization of our Canadian marketing organization in April 2020, and a reduction in (i) creative design, brand insights and product marketing and advertising campaign costs in preparation for the launch of our Cannabis 2.0 portfolio of products; and (ii) staffing costs associated with servicing our Canadian market.

•

With measures established to contain the spread of COVID-19, we delayed or cancelled various product and brand marketing initiatives across our business, and incurred reduced travel costs associated with restrictions aimed at controlling the spread of COVID-19.

•

The above factors were partially offset by (i) higher compensation costs and increased brand and advertisement agency spending in support of our United States CBD business, particularly with respect to the launch of the Martha Stewart CBD product line, CBD beverages and vape products; and (ii) an increase in sponsorship fees relating to BioSteel’s partnership deals with National Basketball Association teams and players, and promotional and sales and marketing staff compensation costs supporting BioSteel’s launch of ready-to-drink beverages across the United States through their distribution network.

Research and development expense in fiscal 2021 was $57.6 million, as compared to $61.8 million in fiscal 2020. The year-over-year decrease is primarily attributable to a reduction in costs due to the restructuring actions initiated in the fourth quarter of fiscal 2020 and continuing throughout fiscal 2021. As we rationalized our research and development activities and reduced our clinical trials and other external laboratory research and testing for cannabinoid-based therapies, we realized reductions in compensation costs and curtailed certain research and development projects for which we had incurred costs in fiscal 2020.

Acquisition-related costs in fiscal 2021 were $13.5 million, as compared to $20.8 million in fiscal 2020. The year-over-year decrease is attributable to more mergers and acquisitions activity in fiscal 2020. In fiscal 2021, our primary mergers and acquisitions activity related to (i) entering into, and implementing, the Acreage Amended Arrangement; and (ii) entering into, and completing, the RIV Arrangement. Additionally, costs were incurred in relation to completing the acquisition of Ace Valley and entering into the Supreme Arrangement Agreement, both of which occurred in April 2021 (see “Recent Developments” above), and evaluating other potential acquisition opportunities. Comparatively, in fiscal 2020, we incurred acquisition-related costs related to entering into and implementing the Original Acreage Arrangement, closing the acquisitions of C3, This Works, BioSteel, and the unowned interest in Beckley Canopy Therapeutics (“BCT”), and the transaction to launch More Life Growth Company ULC (“More Life”). Additionally, costs were incurred in relation to evaluating other potential acquisition opportunities.

Depreciation and amortization expense was $71.6 million in fiscal 2021, as compared to $63.6 million in fiscal 2020. The year-over-year increase is primarily attributable to the impact of building-out of our infrastructure across Canada in previous fiscal years, the growth in our business over the past year with the acquisitions of C3, BioSteel and This Works, the growth in our network of corporate-owned Tweed and Tokyo Smoke retail stores, the implementation of information technology, and our investment in infrastructure in Europe and the United States. These factors were partially offset by a reduction in depreciation and amortization expense associated with restructuring actions announced in December 2020, which resulted in the closure of certain of our Canadian facilities.

Share-based compensation expense

Share-based compensation was $83.0 million in fiscal 2021, as compared to $258.1 million in fiscal 2020. The year-over-year decrease is primarily attributable to:

•

The implementation of a new “Total Rewards Program” for our employees in the first half of fiscal 2020 and associated modification of our share-based compensation program. As a result, 478,215 options were granted in fiscal 2021 at a weighted average price of $28.15, as compared to 22.1 million stock options in fiscal 2019 at a weighted average price of $51.49 per option, and 9.5 million options in fiscal 2020 at a weighted average price of $33.87. Accordingly, the significant number of stock options that were granted in previous years at relatively higher exercise prices impacted share-based compensation expense more significantly in previous periods; and

•

The forfeiture or cancellation of 5.9 million stock options in fiscal 2020 and the forfeiture of another 8.2 million stock options in fiscal 2021 resulting primarily from restructuring actions commenced in the fourth quarter of fiscal 2020 and continued in fiscal 2021. These forfeitures and cancellations also resulted in a year-over-year reduction in share-based compensation expense.

Share-based compensation related to acquisition milestones was $8.1 million in fiscal 2021, as compared to $62.2 million in fiscal 2020. The year-over-year decrease is primarily related to (i) the restructuring of our operations in Colombia in fiscal 2020, which resulted in the acceleration of share-based compensation expense totaling $32.7 million related to the unvested milestones associated with the acquisitions of Spectrum Cannabis Colombia S.A.S. (“Spectrum Colombia”), Canindica Capital Ltd. (“Canindica”) (as a result, there is no remaining share-based compensation expense to be recognized in association with the Spectrum Colombia acquisition and only a minimal amount was recognized in connection with the Canindica acquisition in fiscal 2021); and (ii) the achievement, in earlier quarters, of major milestones associated with the acquisitions of Spectrum Colombia, Canindica, and Spectrum Cannabis Denmark Aps (“Spectrum Denmark”), which had resulted in the recognition of share-based compensation expense at that time.

Expected credit losses on financial assets and related charges

In fiscal 2021, we recorded expected credit losses on financial assets and related charges in the amount of $109.5 million, in relation to PharmHouse Inc. (“PharmHouse”), a joint venture formed between RIV Capital and its joint venture partner in May, 2018. These expected credit losses and related charges were recognized through February 23, 2021, the date of completion of the RIV Arrangement, and associated derecognition of RIV Capital’s consolidated assets and liabilities from our consolidated financial statements (see “Recent Developments” above), and included:

•

$62.0 million related to expected credit losses associated with financing provided by RIV Capital to PharmHouse, and which we determined may not be recoverable. These amounts included (i) $40.0 million of secured debt financing advanced pursuant to a shareholder loan; (ii) $9.3 million advanced under a debtor-in-possession, non-revolving credit facility; (iii) a total of $3.7 million advanced under secured and unsecured demand promissory notes; and (iv) associated interest receivable totaling $9.0 million;
•

$32.5 million related to expected credit losses recognized for RIV Capital’s contingent obligation to perform on the financial guarantee they provided with respect to PharmHouse’s $90.0 million credit agreement. The expected credit losses reflected the shortfall between the estimated recoverable amount of PharmHouse, and RIV Capital’s exposure under their financial guarantee of PharmHouse’s credit agreement;

•	$15.0 million related to certain advances provided by us to PharmHouse that were determined to be unrecoverable.

Additionally, we determined that there was an other-than-temporary impairment on our equity investment in PharmHouse, and recognized an impairment charge for the full amount of the investment of $32.4 million (see “Loss from equity method investments” below). Refer to Note 12 of our Financial Statements for further information regarding PharmHouse.

Asset impairment and restructuring costs

Asset impairment and restructuring costs recorded in operating expenses in fiscal 2021 were $534.4 million, as compared to $623.3 million in fiscal 2020. In fiscal 2021 these costs included charges of $527.8 million related to restructuring actions and charges of $6.6 million related to other asset impairments. Comparatively, in fiscal 2020 these costs included charges of $563.2 million related to restructuring actions and charges of $60.0 million related to other asset impairments. These charges are detailed below under “Restructuring, Asset Impairments and Related Costs”.

Other

The following table presents loss from equity method investments, other income (expense), net, and income tax recovery for the years ended March 31, 2021 and 2020:

	Years ended March 31,
(in thousands of Canadian dollars)	2021	2020	$ Change	% Change
Loss from equity method investments	$(52,629)	$(64,420)	$11,791	18%
Other income (expense), net	(387,876)	224,329	(612,205)	(273%)
Income tax recovery	13,141	121,614	(108,473)	(89%)

Loss from equity method investments

The loss from equity method investments in fiscal 2021 was $52.6 million, as compared to $64.4 million in fiscal 2020. The year-over-year decrease in the loss is primarily attributable to a reduction in impairment charges recognized in relation to our equity method investments.

In fiscal 2021, we recognized impairment charges totaling $44.1 million, including charges of $32.4 million recognized in the second quarter of fiscal 2021 relating to PharmHouse (see “Expected credit losses on financial assets and related charges” above); charges of $10.3 million recognized in the fourth quarter of fiscal 2021 relating to More Life, which were associated with our fiscal 2021 restructuring actions; and charges of $1.4 million related to Agripharm Corp. (“Agripharm”).

Comparatively, in fiscal 2020 we recognized impairment charges totaling $55.2 million. The charges included $14.9 million related to More Life, which were associated with our fiscal 2020 restructuring actions, and other impairments totaling $40.3 million associated with Agripharm ($29.2 million), CanapaR ($8.2 million), and other equity investments ($3.0 million).

Other income (expense), net

Other income (expense), net was an expense amount of $387.9 million in fiscal 2021, as compared to an income amount of $224.3 million in fiscal 2020. The year-over-year change of $612.2 million from an income amount to an expense amount is primarily attributable to:

•

Change of $1.1 billion related to fair value changes on the warrant derivative liability associated with the Tranche B Warrants held by CBI, from an income amount of $795.1 million in fiscal 2020 to an expense amount of $293.1 million in fiscal 2021. The increase of $293.1 million in the fair value of the warrant derivative liability (resulting in non-cash expense) in fiscal 2021 is primarily attributable to an increase of approximately 97% in our share price from April 1, 2020 to March 31, 2021, partially offset by a shorter expected time to maturity of the warrants. Comparatively, the decrease of  $795.1 million in the fair value of the warrant derivative liability in fiscal 2020 was primarily attributable to a decline of approximately 62% in our share price from June 27, 2019, when the terms of the warrants were amended, to March 31, 2020.

•

Change of $347.3 million related to the non-cash fair value changes on the convertible senior notes, from an income amount of $184.7 million in fiscal 2020 to an expense amount of $162.5 million in fiscal 2021. The year-over-year change is primarily due to an increase of approximately 97% in our share price from April 1, 2020 to March 31, 2021, as compared to a decline of approximately 64% from April 1, 2019 to March 31, 2020.
•

In fiscal 2020, we recognized gains of $61.8 million in relation to (i) our acquisition of the unowned interest in BCT, which increased our total ownership to 100% of BCT’s issued and outstanding shares ($39.5 million); and (ii) our disposal of a previously-consolidated subsidiary in conjunction with the transaction completed to launch More Life Growth Company ($22.3 million). Comparatively, in fiscal 2021 we recognized gains totaling $0.6 million in relation to the completion of the RIV Arrangement, as discussed in “Recent Developments” above, and the disposition of certain of our other financial assets.

•

A decrease in interest income of $45.0 million, from $66.3 million in fiscal 2020 to $21.4 million in fiscal 2021. While our cash and cash equivalents and short-term investment balance, on a combined basis, increased $322.7 million from March 31, 2020 to March 31, 2021, we received net proceeds of $877.1 million in March 2021 pursuant to the Credit Facility, as discussed in “Recent Developments” above. Excluding this cash inflow, our cash and cash equivalents and short-term investments balance decreased year-over-year and this was the primary driver of the decrease in interest income.

•

Change of $679.1 million related to non-cash fair value changes on our other financial assets, from an expense amount of $244.0 million in fiscal 2020 to an income amount of $435.1 million in fiscal 2021. The income amount recognized in fiscal 2021 is primarily attributable to fair value increases relating to our investments in in the TerrAscend Exchangeable Shares ($338.0 million), and the TerrAscend Canada secured debenture and the TerrAscend warrants (totaling $149.9 million), driven largely by an increase of approximately 414% in TerrAscend’s share price from April 1, 2020 to March 31, 2021 and a re-assessment of the probability and timing of changes in federal laws in the United States regarding the permissibility of the cultivation, distribution or possession of marijuana. Comparatively, the expense amount in fiscal 2020 was primarily driven by decreases of $113.0 million and $40.5 million in the fair value of our TerrAscend Exchangeable Shares and warrants in the capital of SLANG, respectively. Both companies have interests in cannabis-related businesses in the United States and the fair value decreases resulted primarily from declines of approximately 69% and 90%, respectively in their respective stock prices during fiscal 2020. Additionally, the fair values of several of our other investments decreased during fiscal 2020 in-line with the broader decline in the Canadian cannabis market. Partially offsetting these year-over-year fair value increases was (i) a fair value decrease of $37.0 million representing the difference between the Hempco Debenture and the estimated fair value of the Hempco Debenture measured using a discounted cash flow model; and (ii) a fair value decrease of $7.2 million related to RIV Capital’s investment in Agripharm pursuant to a royalty agreement, which was incurred prior to the completion of the RIV Arrangement, as discussed in “Recent Developments” above.

•

A decrease in non-cash expense of $245.3 million related to fair value changes on the liability arising from the Acreage Arrangement, from $645.2 million in fiscal 2020 to $399.8 million in fiscal 2021. We determine the fair value of the liability arising from the Acreage Arrangement using a probability-weighted expected return model, incorporating several potential scenarios and outcomes associated with the Acreage Amended Arrangement. The fiscal 2021 expense amount, associated with an increase in the liability arising from the Acreage Arrangement, is primarily attributable to an increase of approximately 97% in our share price from April 1, 2020 to March 31, 2021. As a result, the model at March 31, 2021 reflects a higher estimated value of the Canopy Growth Shares expected to be issued at the exchange ratio of 0.3048 upon a Triggering Event, relative to the estimated amount of the Acreage shares expected to be acquired at that time. Comparatively, the expense amount of $645.2 million in fiscal 2020 was primarily attributable to an overall decline in both our and Acreage’s share prices in fiscal 2020.

•

An increase of $27.3 million in non-cash income related to fair value changes on acquisition related contingent consideration. In fiscal 2019 we acquired ebbu Inc. (“ebbu”), and the consideration paid included contingent consideration related to the achievement, by ebbu, of certain scientific related milestones. The year-over-year change in the fair value of the acquisition related contingent consideration is primarily attributable to changes in our assessment of the probability and timing of ebbu achieving certain of these milestones.

Income tax recovery (expense)

Income tax recovery was $13.1 million in fiscal 2021, compared to income tax recovery of $121.6 million in fiscal 2020. In fiscal 2021, income tax recovery consisted of deferred income tax recovery of $34.5 million (compared to a recovery of $138.3 million in fiscal 2020) and current income tax expense of $21.4 million (compared to an expense of $16.7 million in fiscal 2020).

The decrease of $103.8 million in deferred income tax recovery is primarily a result of current year changes being less than prior year in respect of (i) deferred tax liabilities that arose in connection with the required revaluation of the accounting carrying value, but not the tax basis, of property, plant and equipment, intangible assets, and other financial assets; and (ii) the recognition of losses carried forward net of the use of losses carried forward from prior years for which a deferred tax asset had been recorded. In connection with certain deferred tax assets, mainly in respect to losses for tax purposes, where the accounting criteria for recognition of an asset has yet to be satisfied and it is not probable that they will be used, the deferred tax asset has not been recognized.

The increase of $4.7 million in current income tax expense arose primarily in connection with legal entities that generated income for tax purposes that could not be reduced by the group’s tax attributes.

Restructuring, Asset Impairments and Related Costs

Fiscal 2021

Total restructuring, asset impairments and related costs of $570.7 million were recognized in fiscal 2021, comprised of property, plant and equipment and intangible asset impairment charges, asset abandonment costs, inventory write-downs, contractual and other settlement costs, employee-related costs and other restructuring costs, and impairment charges related to certain of our equity method investments totaling $564.0 million associated with:

•

The restructuring actions commenced in the third quarter of fiscal 2021 and continuing into the fourth quarter of fiscal 2021 as the partial outcome of an ongoing end-to-end strategic review of our operations designed to streamline our operations and further improve gross margins. This resulted in the closure of our sites in St. John’s, Newfoundland and Labrador; Fredericton, New Brunswick; Edmonton, Alberta; Bowmanville, Ontario; our outdoor grow operations in Saskatchewan; and the abandonment or impairment of certain of its production facilities and intangible assets and termination of approximately 220 full-time positions;

•

Completing the sale of our production facilities in Aldergrove and Delta, British Columbia in December 2020 and January 2021, respectively for combined proceeds of $40.7 million, the resulting adjustments to the net book value of these production facilities from March 31, 2020 to reflect their selling prices, and costs associated with the remediation of damages caused by the fire at the Delta facility in November, the closure of the facilities, and their sale;

•

Completing certain of the restructuring actions that we commenced in the fourth quarter of fiscal 2020, including the exit of our operations in South Africa and Lesotho and our strategy shift in Latin America, and recording final adjustments related to changes in certain estimates recorded at March 31, 2020;

•	Costs related to rationalizing our marketing organization and certain research and development activities in the first and second quarters of fiscal 2021, respectively; and
•

Costs associated with rationalizing certain licensing arrangements, including (i) the impairment of our equity method investment in More Life; (ii) the difference between the termination payment made by us to More Life and the remaining minimum royalty obligations owing to More Life that were derecognized; and (iii) charges associated with terminating a licensing agreement with a third party.

Impairment charges totaling $6.6 million related to licensed brand intangible assets, which were identified during our annual impairment testing process.

A summary of the pre-tax charges recognized in fiscal 2021 in connection with our restructuring actions described above is as follows:

	Year ended March 31, 2021
	Restructuring and other charges	Other impairments	Total
Costs recorded in cost of goods sold:
Inventory write-downs	$25,985	$-	$25,985

Costs recorded in operating expenses:
Impairment and abandonment of property, plant and equipment	426,748	-	426,748
Impairment and abandonment of intangible assets	54,511	6,634	61,145
Contractual and other settlement obligations	22,352	-	22,352
Employee-related and other restructuring costs	24,153	-	24,153
Asset impairment and restructuring costs	527,764	6,634	534,398

Costs recorded in loss from equity method investments:
Impairment of equity method investments	10,300	-	10,300
Total restructuring, asset impairments and related costs	$564,049	$6,634	$570,683

Fiscal 2020

Total restructuring, asset impairments and related costs of $843.3 million were recognized in fiscal 2020, comprised of:

•

Property, plant and equipment and intangible asset impairment charges, asset abandonment costs, inventory write-downs, contractual and other settlement costs, employee-related costs and other restructuring costs, share-based compensation expense, and impairment charges related to certain of our equity method investments totaling $742.9 million associated with the organizational and strategic review of our business that commenced in the fourth quarter of fiscal 2020. This review resulted in the following actions designed to improve organizational focus, streamline operations and align our production capability with projected demand: (i) the closure of certain of our greenhouses as they are no longer essential to our Canadian cannabis cultivation footprint; (ii) exiting non-strategic geographies, including South Africa and Lesotho and our hemp farming operations in New York, and shifting our strategy in Colombia; and (iii) rationalizing certain marketing and research and development activities. These actions also resulted in the elimination of approximately 600 full-time positions.

•

Impairment charges totaling $100.3 million, including (i) $60.0 million related to contractual and other settlement costs and brand and license impairments, which were identified during our annual impairment testing process; and (ii) $40.3 million related to certain of our equity method investments.

A summary of the pre-tax charges recognized in fiscal 2020 in connection with our restructuring actions described above is as follows:

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

Costs recorded in loss from equity method investments:
Impairment of equity method investments	14,900	40,326	55,226
Total restructuring, asset impairments and related costs	$742,929	$100,346	$843,275

Net Loss

The net loss was $1.7 billion in fiscal 2021, as compared to $1.4 billion in fiscal 2020. The increase in the net loss is primarily attributable to the year-over-year change in other income (expense), net, the reduction in the income tax recovery, and expected credit losses on financial assets and related charges, and partially offset by the year-over-year improvement in gross margin and reductions in selling, general and administrative expenses, share-based compensation expense, and asset impairment and restructuring charges. These variances are discussed above in our discussion of our fiscal 2021 results of operations.

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

The following table presents Adjusted EBITDA for the years ended March 31, 2021 and 2020:

	Years ended March 31,
(in thousands of Canadian dollars)	2021	2020	$ Change	% Change
Net loss	$(1,670,820)	$(1,387,440)	$(283,380)	(20%)
Income tax recovery	(13,141)	(121,614)	108,473	89%
Other (income) expense, net	387,876	(224,329)	612,205	273%
Loss on equity method investments	52,629	64,420	(11,791)	(18%)
Share-based compensation[1]	91,149	320,276	(229,127)	(72%)
Acquisition-related costs	13,522	20,840	(7,318)	(35%)
Depreciation and amortization[1]	127,118	125,013	2,105	2%
Asset impairment and restructuring costs	534,398	623,266	(88,868)	(14%)
Expected credit losses on financial assets and related charges	109,480	-	109,480	-
Restructuring and other charges recorded in cost of goods sold	25,985	132,089	(106,104)	(80%)
Charges related to the flow-through of inventory step-up on business combinations	1,494	4,687	(3,193)	(68%)
Adjusted EBITDA	$(340,310)	$(442,792)	$102,482	23%

[1] From Statements of Cash Flows.

The Adjusted EBITDA loss in fiscal 2021 was $340.3 million, as compared to an Adjusted EBITDA loss of $442.8 million in fiscal 2020. The year-over-year decrease in the Adjusted EBITDA loss is primarily attributable to the year-over-year reduction in our selling, general and administrative expenses, as described above.

Discussion of Fiscal 2020 Results of Operations

The following table presents selected consolidated financial information for the years ended March 31, 2020 and 2019:

	Years ended March 31,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2020	2019	$ Change	% Change
Selected consolidated financial information:
Net revenue	$398,772	$226,341	$172,431	76%
Gross margin percentage	(8%)	12%	-	(2,000) bps
Net loss	$(1,387,440)	$(712,025)	$(675,415)	(95%)
Net loss attributable to Canopy Growth Corporation	$(1,321,326)	$(736,281)	$(585,045)	(79%)
Loss per share - basic and diluted[1]	$(3.80)	$(2.76)	$(1.04)	(38%)

[1]For the year ended March 31, 2020, the weighted average number of outstanding common shares, basic and diluted, totaled 348,038,163 (year ended March 31, 2019 - 266,997,406).

Revenue

The following tables present segmented net revenue, by channel and by form, for the years ended March 31, 2020 and 2019:

Revenue by Channel	Years ended March 31,
(in thousands of Canadian dollars)	2020	2019	$ Change	% Change
Canadian recreational cannabis net revenue
Business-to-business[1]	$121,605	$93,836	$27,769	30%
Business-to-consumer	52,044	23,144	28,900	125%
	173,649	116,980	56,669	48%
Canadian medical cannabis net revenue[2]	51,647	65,221	(13,574)	(21%)
	225,296	182,201	43,095	24%
International and other revenue
C3	53,770	-	53,770	-
Other	15,869	10,243	5,626	55%
	69,639	10,243	59,396	580%
Global cannabis net revenue	294,935	192,444	102,491	53%

Other consumer products
Storz & Bickel	48,329	17,768	30,561	172%
This Works	24,725	-	24,725	-
Other	30,783	16,129	14,654	91%
Other consumer products revenue	103,837	33,897	69,940	206%

Net revenue	$398,772	$226,341	$172,431	76%

[1] Reflects excise taxes of $35,649 and other revenue adjustments, representing our determination of returns and pricing adjustments, of $51,500 for the year ended March 31, 2020 (year ended March 31, 2019 - excise taxes of $23,552).

[2] Reflects excise taxes of $5,205 for the year ended March 31, 2020 (year ended March 31, 2019 - $3,538).

Revenue by Form	Years ended March 31,
(in thousands of Canadian dollars)	2020	2019	$ Change	% Change
Canadian recreational cannabis
Dry bud[1]	$238,099	$82,643	$155,456	188%
Oils and softgels[1]	21,640	57,889	(36,249)	(63%)
Beverages, edibles, topicals and vapes	1,059	-	1,059	-
Other revenue adjustments	(51,500)	-	(51,500)	-
Excise taxes	(35,649)	(23,552)	(12,097)	(51%)
	173,649	116,980	56,669	48%
Medical cannabis and other
Dry bud	37,435	51,542	(14,107)	(27%)
Oils and softgels	89,056	27,460	61,596	224%
Excise taxes	(5,205)	(3,538)	(1,667)	(47%)
	121,286	75,464	45,822	61%
Global cannabis net revenue	294,935	192,444	102,491	53%

Other consumer products
Storz & Bickel	48,329	17,768	30,561	172%
This Works	24,725	-	24,725	-
Other	30,783	16,129	14,654	91%
Other consumer products revenue	103,837	33,897	69,940	206%

Net revenue	$398,772	$226,341	$172,431	76%

[1] Excludes the impact of other revenue adjustments.

Net revenue was $398.8 million in fiscal 2020, as compared to $226.3 million in fiscal 2019. The year-over-year increase was attributable to:

•

Growth in the global cannabis segment, which was primarily due to (i) the launch of the Canadian recreational cannabis market in October 2018, which resulted in a full year of recreational revenue contribution in fiscal 2020 as compared to approximately five and a half months in fiscal 2019; and (ii) the acquisition of C3 in April 2019; and

•

Growth in the other consumer products segment, which was primarily due to our acquisition of This Works in May 2019 and a full year of revenue contribution from our acquisition of Storz & Bickel in December 2018.

Global cannabis

Net revenue from our global cannabis segment was $294.9 million in fiscal 2020, as compared to $192.4 million in fiscal 2019.

Canadian recreational cannabis net revenue was $173.6 million in fiscal 2020, as compared to $117.0 million in fiscal 2019. Revenue from the business-to-business channel was $121.6 million in fiscal 2020, net of the impact of other revenue adjustments in the amount of $51.5 million associated with our determination of returns and pricing adjustments. These adjustments related primarily to the restructuring of our oils and softgels portfolio in the second quarter of fiscal 2020. Comparatively, revenue from the business-to-business channel was $93.8 million in fiscal 2019, and the year-over-year increase of $27.8 million is attributable to the opening of the Canadian recreational cannabis market on October 17, 2018. Revenue from the business-to-consumer channel was $52.0 million in fiscal 2020, an increase of $28.9 million from fiscal 2019 due to the opening of the Canadian recreational cannabis market and our build-out of our retail store platform in Canada.

Canadian medical cannabis net revenue was $51.6 million in fiscal 2020, a decrease of $13.6 million from fiscal 2019 due primarily to the transition of our medical customers to the Spectrum Therapeutics online store and its more medical-focused cannabis product offerings prior to the opening of the recreational market. In response, we broadened our brand and medical cannabis product offerings available on the Spectrum Therapeutics online store in response to medical customer demand.

International and other cannabis revenue was $69.6 million in fiscal 2020, an increase of $59.4 million from fiscal 2019. Of the increase, $53.8 million was attributable to the acquisition of C3 in April 2019, and the remainder was primarily attributable to the year-over-year growth in our German medical revenue which resulted primarily from the resolution of the supply constraints we had previously experienced and which were associated with the opening of the recreational cannabis market in Canada.

Other consumer products

Revenue from our other consumer products segment was $103.8 million in fiscal 2020, as compared to $33.9 million in fiscal 2019. The year-over-year increase is primarily attributable to the acquisitions of Storz & Bickel and This Works. The remainder of the increase is attributable to revenue from other strategic sources including BioSteel and clinic partners. Other revenue for fiscal 2019 consisted predominantly of revenue from our clinic partners and four months of revenue contribution from Storz & Bickel.

Cost of Goods Sold and Gross Margin

The following table presents cost of goods sold, gross margin and gross margin percentage on a consolidated basis for the years ended March 31, 2020 and 2019:

	Years ended March 31,
(in thousands of Canadian dollars except where indicated)	2020	2019	$ Change	% Change
Net revenue	$398,772	$226,341	$172,431	76%

Cost of goods sold	$430,456	$198,096	$232,360	117%
Gross margin	(31,684)	28,245	(59,929)	(212%)
Gross margin percentage	(8%)	12%	-	(2,000 bps)

Cost of goods sold in fiscal 2020 was $430.5 million, as compared to $198.1 million in fiscal 2019. Our gross margin in fiscal 2020 was $(31.7) million, or (8%) of net revenue, as compared to gross margin of $28.2 million and gross margin percentage of 12% of net revenue in fiscal 2019. The year-over-year decrease in the gross margin percentage is attributable to charges totaling $132.1 million and inventory write-downs of $29.0 million recorded in fiscal 2020, as described above in our analysis of cost of goods sold and gross margin for fiscal 2021. We also incurred charges totaling $4.7 million related to the flow-through of inventory step-up associated with fiscal 2020 business combinations.

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

The following table presents segmented gross margin and gross margin percentage for the years ended March 31, 2020 and 2019:

	Years ended March 31,
(in thousands of Canadian dollars except where indicated)	2020	2019	$ Change	% Change
Global cannabis segment
Cost of goods sold	$371,771	$175,957	$195,814	111%
Gross margin	(76,836)	16,487	(93,323)	(566%)
Gross margin percentage	(26%)	9%		(3,500 bps)

Other consumer products segment
Cost of goods sold	$58,685	$22,139	$36,546	165%
Gross margin	45,152	11,758	33,394	284%
Gross margin percentage	43%	35%		800 bps

Global cannabis

Gross margin for our global cannabis segment was $(76.8) million in fiscal 2020, or (26%) of net revenue, as compared to $16.5 million in fiscal 2019, or 9% of net revenue. The year-over-year decrease in the gross margin percentage was primarily due to the restructuring and other charges recorded in cost of goods sold ($132.1 million) and the inventory write-downs associated with our oils and softgels portfolio ($29.0 million) recorded in fiscal 2020, as discussed above in our analysis of cost of goods sold and gross margin on a consolidated basis. Excluding the items highlighted above, our adjusted gross margin percentage in fiscal 2020 benefited from a year-over-year decrease in the impact of operating costs relating to facilities not yet cultivating or processing cannabis, not yet producing cannabis-related products or having under-utilized capacity.

Other consumer products

Gross margin for our other consumer products segment was $45.2 million in fiscal 2020, or 43% of net revenue, as compared to $11.8 million in fiscal 2019, or 35% of net revenue. The year-over-year increase in our gross margin percentage was primarily due to the acquisitions of Storz & Bickel (December 2018) and This Works (May 2019), and the resulting shift in the business mix in fiscal 2020 as these higher-margin businesses contributed twelve months and approximately ten months, respectively, to our results.

Operating Expenses

The following table presents operating expenses for the years ended March 31, 2020 and 2019:

	Years ended March 31,
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

General and administrative expense in fiscal 2020 was $304.6 million, as compared to $168.4 million in fiscal 2019. The year-over-year increase was primarily attributable to:

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

Sales and marketing expense in fiscal 2020 was $242.8 million, as compared to $163.7 million in fiscal 2019. The year-over-year increase was primarily attributable to:

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

Research and development expense in fiscal 2020 was $61.8 million, as compared to $15.2 million in fiscal 2019. The year-over-year increase was primarily attributable to:

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

Acquisition-related costs in fiscal 2020 were $20.8 million, as compared to $23.4 million in fiscal 2019. The year-over-year decrease was attributable to a higher overall level of mergers and acquisitions activity in fiscal 2019 relative to fiscal 2020.  In fiscal 2019, we closed on several transactions in the year including Hiku Brands Company Ltd. (“Hiku”), ebbu, Storz & Bickel, KeyLeaf Life Sciences (“KeyLeaf”, formerly referred to as POS Holdings Inc.), and the medical division of Spectrum Therapeutics (formerly referred to as Canopy Health Innovations Inc, or “CHI”). In addition, several transactions were announced subsequent to March 31, 2019 for which costs were incurred in fiscal 2019, including the acquisitions of C3 and This Works, and the Original Acreage Arrangement. In fiscal 2020, these latter three transactions closed, along with the acquisitions of BioSteel and Beckley Canopy Therapeutics and the transaction to launch More Life.

Depreciation and amortization in fiscal 2020 was $63.6 million, as compared to $21.5 million in fiscal 2019. The year-over-year increase was attributable to property, plant and equipment being put into operation during fiscal 2020, as we completed the build-out of substantially all our cultivation and manufacturing infrastructure across Canada, invested in our production and manufacturing capacity in the United States, and substantially completed the construction of our greenhouse in Denmark.

Share-based compensation expense

Share-based compensation was $258.1 million in fiscal 2020, as compared to $173.3 million in fiscal 2019. The year-over-year increase was attributable to the timing of the stock options that were granted in fiscal 2019. While a total of 22.1 million options were granted in fiscal 2019 at a weighted average exercise price of $51.49 per option, 13.6 million of those options were granted in the third and fourth quarters of fiscal 2019 and would have only begun vesting and being recognized in share-based compensation expense at that time. Therefore, fiscal 2020 reflected a full year of share-based compensation expense related to those particular grants, as compared to only a partial year of expense being recognized in fiscal 2019. Additionally, while our share-based compensation plan was modified in the first half of fiscal 2020 and fewer stock option grants were issued in fiscal 2020 relative to prior years, 9.5 million options were granted in fiscal 2020 at a weighted average exercise price of $33.87, predominantly in the second and third quarters of fiscal 2020. Accordingly, the year-over-year increase was largely attributable to the timing of the significant option grants issued in fiscal 2019 impacting share-based compensation expense to a greater degree in fiscal 2020, and the new grants issued in fiscal 2020.

Share-based compensation related to acquisition milestones was $62.2 million in fiscal 2020, as compared to $100.2 million in fiscal 2019. The decrease associated with share-based compensation expense related to acquisition milestones was primarily attributable to the achievement, in earlier fiscal years, of the major milestones associated with the acquisitions of Spectrum Colombia and Spectrum Denmark, and the recognition of share-based compensation expense at that time. Additionally, in the second quarter of fiscal 2019, we acquired the outstanding shares of Canindica in exchange for our common shares, and the consideration paid of $23.0 million was recognized as share-based compensation expense as Canindica did not meet the definition of a business. These factors were partially offset by share-based compensation expense of $32.7 million recognized in the fourth quarter of fiscal 2020 resulting from the restructuring of our operations in Colombia and Lesotho, as described above. As part of this restructuring, we accelerated share-based compensation expense relating to the unvested milestones associated with the acquisitions of Spectrum Colombia, Canindica and DaddyCann Lesotho PTY (“DCL”).

Asset impairment and restructuring costs

Asset impairment and restructuring costs recorded in operating expenses in fiscal 2020 were $623.3 million. These costs included charges of $563.2 million related to restructuring actions and charges of $60.0 million related to other asset impairments, and are detailed above under “Restructuring, Asset Impairments and Related Costs”.

Other

The following table presents loss from equity method investments, other income (expense), net, and income tax recovery (expense) for the years ended March 31, 2020 and 2019:

	Years ended March 31,
(in thousands of Canadian dollars)	2020	2019	$ Change	% Change
Loss from equity method investments	$(64,420)	$(10,752)	$(53,668)	(499%)
Other income (expense), net	224,329	(59,709)	284,038	476%
Income tax recovery (expense)	121,614	(4,112)	125,726	3058%

Loss from equity method investments

The loss from equity method investments was $64.4 million in fiscal 2020, as compared to $10.8 million in fiscal 2019. The year-over-year increase in the loss was primarily due to impairment charges of $55.2 million that were recognized in the fourth quarter of fiscal 2020, as described above in our analysis of the loss on equity method investments for fiscal 2021.

Other (expense) income, net

Other income, net was $224.3 million in fiscal 2020, as compared to other expense, net of $59.7 million in fiscal 2019. The change of $284.0 million from an expense amount to an income amount was primarily attributable to:

•

An income amount of $795.1 million in fiscal 2020 related to fair value changes on the warrant derivative liability associated with the Tranche B Warrants. The decrease in the fair value of the warrant derivative liability was primarily attributable to the decline of approximately 62% in our share price from June 27, 2019, when the terms of the warrants were amended, to March 31, 2020.

•

Change of $387.8 million, from an expense amount of $203.1 million to an income amount of $184.7 million, related to the non-cash fair value changes on our convertible senior notes. The stock price declined approximately 64% from April 1, 2019 to March 31, 2020, resulting in income being recognized, as compared to an increase of approximately 33% from the issuance of the convertible senior notes in June 2018 to March 31, 2019, which resulted in an expense being recognized.

•	An expense of $28.6 million was recognized in fiscal 2019 related to a settlement reached with co-investors in two of our equity-method investees.

•	Incremental interest income of $17.0 million attributable to the higher cash and cash equivalents and short-term investments balances in fiscal 2020 resulting from the investment by CBI.
•	Convertible debt issuance costs of $16.4 million that were incurred in the first quarter of fiscal 2019.
•

Fair value changes of $645.2 million related to the liability arising from the Original Acreage Arrangement, primarily attributable to an overall decline during fiscal 2020 in both our and Acreage’s share prices, and share prices across the U.S. multi-state operator sector.

•

Change of $327.4 million related to the non-cash fair value changes on our other financial assets, from an income amount of $83.4 million in fiscal 2019 to an expense amount of $244.0 million in the current period. The expense amount in the current fiscal year was primarily driven by decreases of $113.0 million and $40.5 million in the fair value of our TerrAscend Exchangeable Shares and warrants in the capital of SLANG, respectively. Both companies have interests in cannabis-related businesses in the United States and the fair value decreases resulted primarily from declines of approximately 69% and 90%, respectively in their respective stock prices during fiscal 2020.

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

The increase of $140.0 million in deferred income tax recovery was primarily a result of (i) recording a reduction in deferred tax liabilities that arose in connection with the required revaluation of the accounting carrying value, but not the tax basis, of property, plant and equipment, intangible assets, and other financial assets; and (ii) the recognition of losses carried forward net of the use of losses carried forward from prior years for which a deferred tax asset had been recorded. In connection with certain deferred tax assets, mainly in respect to losses for tax purposes, where the accounting criteria for recognition of an asset has yet to be satisfied and it is not probable that they will be used, the deferred tax asset has not been recognized.

The increase of $14.3 million in current income tax expense arose primarily in connection with acquired legal entities that generated taxable income, where income could not be offset against the group’s tax attributes, and legal entities which have fully utilized their loss carry forward balances and have current period taxable income.

Net Loss

The net loss was $1.4 billion in fiscal 2020, as compared to a net loss of $712.0 million in fiscal 2019. The year-over-year increase in the net loss was primarily attributable to the asset impairment and restructuring costs of $843.3 million that were recognized in the fourth quarter of fiscal 2020, as described above, partially offset by changes in other income (expense), net, and income tax recovery (expense), also as described above.

Adjusted EBITDA (Non-GAAP Measure)

The following table presents Adjusted EBITDA for the years ended March 31, 2020 and 2019:

	Years ended March 31,
(in thousands of Canadian dollars)	2020	2019	$ Change	% Change
Net loss	$(1,387,440)	$(712,025)	$(675,415)	(95%)
Income tax (recovery) expense	(121,614)	4,112	(125,726)	(3058%)
Other (income) expense, net	(224,329)	59,709	(284,038)	(476%)
Loss on equity method investments	64,420	10,752	53,668	499%
Share-based compensation[1]	320,276	278,228	42,048	15%
Acquisition-related costs	20,840	23,394	(2,554)	(11%)
Depreciation and amortization[1]	125,013	46,918	78,095	166%
Asset impairment and restructuring costs	623,266	-	623,266	-
Restructuring and other charges recorded in cost of goods sold	132,089	-	132,089	-
Charges related to the flow-through of inventory step-up on business combinations	4,687	-	4,687	-
Adjusted EBITDA[2]	$(442,792)	$(288,912)	$(153,880)	(53%)

[1] From Statements of Cash Flows.

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

The Adjusted EBITDA loss in fiscal 2020 was $442.8 million, as compared to an Adjusted EBITDA loss of $288.9 million in fiscal 2019. The year-over-year increase in the Adjusted EBITDA loss was primarily attributable to increased selling, general and administrative expenses relative to fiscal 2019, partially offset by improvements in our adjusted gross margin excluding restructuring and other charges recorded in cost of goods sold, as described above.

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

The following tables present our unaudited quarterly results of operations for the eight consecutive quarters ended March 31, 2021:

	QUARTER ENDED
	June 30,	September 30,	December 31,	March 31,
	2020	2020	2020	2021	Full year
Net revenue	$110,416	$135,266	$152,528	$148,439	$546,649
Gross margin	$6,495	$26,080	$24,585	$9,800	$66,960
Net loss	$(128,322)	$(96,552)	$(829,251)	$(616,695)	$(1,670,820)
Net loss attributable to Canopy Growth Corporation	$(108,501)	$(32,061)	$(904,380)	$(699,978)	$(1,744,920)
Net loss per common share attributable to Canopy Growth Corporation:
Basic and diluted loss per share	$(0.30)	$(0.09)	$(2.43)	$(1.85)	$(4.69)

	QUARTER ENDED
	June 30,	September 30,	December 31,	March 31,
	2019	2019	2019	2020	Full year
Net revenue	$90,482	$76,613	$123,764	$107,913	$398,772
Gross margin	$18,290	$3,643	$38,208	$(91,825)	$(31,684)
Net (loss) income	$(194,051)	$242,650	$(109,634)	$(1,326,405)	$(1,387,440)
Net (loss) income attributable to Canopy Growth Corporation	$(185,869)	$258,918	$(91,354)	$(1,303,021)	$(1,321,326)
Net (loss) income per common share attributable to Canopy Growth Corporation:
Basic (loss) earnings per share	$(0.54)	$0.75	$(0.26)	$(3.72)	$(3.80)
Diluted (loss) earnings per share	$(0.54)	$0.25	$(0.26)	$(3.72)	$(3.80)

Part 3 – Financial Liquidity and Capital Resources

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. As of March 31, 2021, we had cash and cash equivalents of $1.2 billion and short-term investments of $1.1 billion, which are predominantly invested in liquid securities issued by the United States and Canadian governments. Additionally, we have capacity of $40.0 million under our $40.0 million revolving debt facility with Farm Credit Canada (“FCC”) as well as up to an additional US$500.0 million available under the Credit Facility. In evaluating our capital requirements, including the impact, if any, on our business from the COVID-19 outbreak, and our ability to fund the execution of our strategy, we believe we have adequate available liquidity to enable us to meet our working capital and other operating requirements, fund growth initiatives and capital expenditures, settle our liabilities, and repay scheduled principal and interest payments on debt.

Our objective is to generate sufficient cash to fund our operating requirements and expansion plans. While we have incurred net losses on a GAAP basis and Adjusted EBITDA losses to date and our cash and cash equivalents have decreased $148.5 million from March 31, 2020 (although, together with short-term investments, they increased $322.7 million from March 31, 2020), as discussed in the “Cash Flows” section below, management anticipates the success and eventual profitability of the business. We have also ensured that we have access to public capital markets through our U.S. and Canadian public stock exchange listings, and as discussed above under “Recent Developments” in March 2021 we entered into the Credit Agreement in connection with the Credit Facility with an initial aggregate principal amount of US$750.0 million. We continue to review and pursue selected external financing sources to ensure adequate financial resources. These potential sources include, but are not limited to (i) obtaining financing from traditional or non-traditional investment capital organizations; (ii) obtaining funding from the sale of our common shares or other equity or debt instruments; and (iii) obtaining debt financing with lending terms that more closely match our business model and capital needs.

There can be no assurance that we will gain adequate market acceptance for our products or be able to generate sufficient positive cash flow to achieve our business plans. In fiscal 2021, our purchases of and deposits on property, plant and equipment totaled $164.5 million, which we funded out of available cash, cash equivalents and short-term investments. We expect to continue funding these purchases with our available cash, cash equivalents and short-term investments. Therefore, we are subject to risks including, but not limited to, our inability to raise additional funds through debt and/or equity financing to support our continued development, including capital expenditure requirements, operating requirements and to meet our liabilities and commitments as they come due.

Cash Flows

The table below presents cash flows for the years ended March 31, 2021, 2020 and 2019:

	Years ended March 31,
(in thousands of Canadian dollars)	2021	2020	2019
Net cash (used in) provided by:
Operating activities	$(465,729)	$(772,635)	$(535,031)
Investing activities	(884,105)	(347,654)	(3,227,985)
Financing activities	1,264,769	(57,161)	5,851,719
Effect of exchange rate changes on cash and cash equivalents	(63,458)	(204)	69,567
Net decrease in cash and cash equivalents	(148,523)	(1,177,654)	2,158,270
Cash and cash equivalents, beginning of year	1,303,176	2,480,830	322,560
Cash and cash equivalents, end of period	$1,154,653	$1,303,176	$2,480,830

Operating activities

Cash used in operating activities in fiscal 2021 totaled $465.7 million, as compared to cash used of $772.6 million in fiscal 2020. The decrease in the cash used in operating activities was primarily due to the year-over-year reduction in our working capital spending on inventory, which was primarily attributable to the lower production output in fiscal 2021 (as described in the “Cost of Goods Sold and Gross Margin” section above), and a year-over-year reduction in our selling, general and administrative expenses as discussed above.

Cash used in operating activities in fiscal 2020 totaled $772.6 million, as compared to cash used of $535.0 million in fiscal 2019. The increase in the cash used during fiscal 2020 was primarily due to the year-over-year increase in the net loss and an overall decrease in the non-cash income and expense items impacting the net loss including share-based compensation expense, asset impairment and restructuring costs, and fair value changes on the warrant derivative liability and the convertible senior notes.

Investing activities

The cash used in investing activities totaled $884.1 million in fiscal 2021. We invested $164.5 million, primarily in our production infrastructure in the United States and an expansion of our Storz & Bickel facilities. We did not complete any acquisitions in fiscal 2021; we did, however, complete strategic investments totaling $44.7 million, made payments of $49.8 million to Acreage shareholders upon implementation of the Acreage Amended Arrangement in September 2020, and advanced the loan of $67.0 million to Acreage Hempco. In the fourth quarter of fiscal 2021, we completed the RIV Arrangement and, as a result, made a cash payment in the amount of $115.0 million and derecognized RIV Capital’s cash balance of $37.8 million (see “Recent Developments”, above). We also made payments totaling $16.9 million for acquisition-related liabilities, as we continue to draw-down on the amounts owing in relation to acquisitions completed in prior years. Finally, net purchases of short-term investments were $459.8 million, primarily related to our investment of the proceeds from CBI exercising their warrants in fiscal 2021 and the proceeds from the Credit Facility (see below). Partially offsetting the aforementioned cash outflows were cash inflows related to proceeds of $45.9 million from the sale of property, plant and equipment, proceeds of $7.0 million from the sale of equity method investments, proceeds of $18.3 million from the sale of a portfolio of patents in Germany, and proceeds of $10.0 million related to a recovery of amounts related to construction financing.

The cash used in investing activities totaled $347.7 million in fiscal 2020. We invested $704.9 million in the construction of advanced manufacturing capability and a beverage facility at our Smiths Falls location, our U.S. supply chain infrastructure, and expanding our growing capacity in Denmark. The cash used for acquisitions was $498.8 million, with the most notable cash outflows relating to our acquisitions of C3 ($342.9 million), This Works ($71.0 million), BioSteel ($47.7 million) and BCT ($37.2 million). We also completed strategic investments totaling $529.9 million in the form of equity instruments of certain entities, most notably pursuant to the Original Acreage Arrangement ($395.2 million). Partially offsetting these outflows of cash was the net redemption of short-term investments in the amount of $1.4 billion, with the cash proceeds primarily used for the purposes described above.

The cash used in investing activities totaled $3.2 billion in fiscal 2019. The net purchases of short-term investments was $2.0 billion with the proceeds from the issuance of equity to CBI. We invested $644.5 million in expanding our growing capacity at our Aldergrove and Delta, British Columbia greenhouses and our Fredericton indoor facility, the construction of a regional distribution center, advanced manufacturing capability, and a beverage production facility at our Smiths Falls location. These expenditures also included our continued international expansion, with investments being made in retrofitting our greenhouse in Odense, Denmark and acquiring land in Australia. The cash used for acquisitions was $344.4 million, with the most notable cash outflows relating to our acquisitions of Storz & Bickel ($202.7 million) and KeyLeaf ($126.1 million). We also completed strategic investments of $128.2 million in the equity instruments of certain entities.

Financing activities

The cash provided by financing activities totaled $1.3 billion in fiscal 2021. We received net proceeds of $877.1 million pursuant to the Credit Facility, as discussed in “Recent Developments”, proceeds of $245.2 million in relation to CBI exercising 18.9 million warrants to purchase our common shares, and proceeds from the exercise of stock options were $156.9 million. These inflows were partially offset by scheduled repayments on long-term debt of $15.6 million.

The cash used in financing activities totaled $57.2 million in fiscal 2020. The primary outflow was the repayment of debt of $115.0 million, including the Alberta Treasury Board financing and related interest in the amount of $95.2 million, and other scheduled debt repayments.

The cash provided by financing activities totaled $5.9 billion in fiscal 2019, related primarily to the proceeds of $5.1 billion from the equity issuance to CBI, and the proceeds of $600.0 million from the issuance of the convertible senior notes.

Free Cash Flow (Non-GAAP Measure)

Free cash flow is a non-GAAP measure used by management that is not defined by U.S. GAAP and may not be comparable to similar measures presented by other companies. Management believes that free cash presents meaningful information regarding the amount of cash flow required to maintain and organically expand our business, and that the free cash flow measure provides meaningful information regarding our liquidity requirements. The table below presents free cash flows for the years ended March 31, 2021, 2020 and 2019:

	Years ended March 31,
(in thousands of Canadian dollars)	2021	2020	2019
Net cash used in operating activities	$(465,729)	$(772,635)	$(535,031)
Purchases of and deposits on property, plant and equipment	(164,502)	(704,944)	(644,456)
Free cash flow[1]	$(630,231)	$(1,477,579)	$(1,179,487)

[1]Free cash flow is a non-GAAP measure, and is calculated as net cash provided by (used in) operating activities, less purchases of and deposits on property, plant and equipment.

Free cash flow in fiscal 2021 was an outflow of $630.2 million, as compared to an outflow of $1.5 billion in fiscal 2020. The year-over-year decrease in the outflow reflects the decrease in the cash used for operating activities, as described above, and the substantial completion of our cultivation and Cannabis 2.0 infrastructure build-out over the past year and the shift in strategy to an asset-light model in certain markets.

Free cash flow for fiscal 2020 was an outflow of $1.5 billion, as compared to an outflow of $1.2 billion for fiscal 2019. The year-over-year increase in the outflow reflects the increase in the cash used for operating activities, as described above, and the completion of construction of advanced manufacturing capability and a beverage production facility at our Smiths Falls location in fiscal 2020.

Debt

Since our formation, we have financed our cash requirements primarily through the issuance of capital stock, including the $5.1 billion investment by CBI in the third quarter of fiscal 2019, and debt. Total debt outstanding as of March 31, 2021 was $1.6 billion, as compared to $465.4 million as of March 31, 2020. The total principal amount owing, which excludes fair value adjustments related to the convertible senior notes, was $1.5 billion at March 31, 2021, as compared to $615.2 million at March 31, 2020. This increase is primarily due to the carrying amount of the Credit Facility of $891.7 million, representing the principal amount owing and accrued interest, net of associated financing costs (see “Recent Developments” above).

Convertible senior notes

In June 2018, we issued the Canopy Notes with an aggregate principal amount of $600.0 million. The Canopy Notes bear interest at a rate of 4.25% per annum, payable semi-annually on January 15th and July 15th of each year commencing January 15, 2019. The Canopy Notes mature on July 15, 2023. Holders of the Canopy Notes may convert the Canopy Notes at their option at any time from January 15, 2023 to the maturity date. CBI owns $200.0 million of the Canopy Notes.

Other

On August 13, 2019, we entered into a $40.0 million revolving debt facility with FCC. The new facility replaces all previous loans with FCC and is secured by our property on Niagara-on-the-Lake, Ontario. The outstanding balance at March 31, 2021 is $nil, and the facility bears interest of 3.45%, or the FCC prime rate plus 1.0%, and matures on September 3, 2024.

The revolving debt facility agreement with FCC includes affirmative, negative and financial covenants. As of March 31, 2021, we are in compliance with all covenants in the revolving debt facility agreement.

Further information regarding our debt issuances, including the conversion rights of the convertible senior notes, is included in Note 19 of the Financial Statements.

Contractual Obligations and Commitments

The table below presents information about our contractual obligations and commitments as of March 31, 2021, and the timing and effect that such obligations and commitments are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
		Less than
(CDN $000's)	Total	1 year	1-3 years	3-5 years	Over 5 years
Long-term debt obligations	$1,546,067	$924	$601,842	$943,301	$-
Interest payments on debt obligations	509,225	116,291	214,735	178,199	-
Operating leases[1]	81,160	13,312	22,882	18,803	26,163
Finance leases[1]	84,359	11,940	16,139	46,676	9,604
Purchase obligations	150,331	80,502	66,295	3,534	-
Other liabilities[2]	77,443	64,367	13,076	-	-
Other obligations[3]	63,443	19,343	31,292	12,808	-
	$2,512,028	$306,679	$966,261	$1,203,321	$35,767

[1] Refer to Note 32 of our Financial Statements for further information on our leases. Amounts include interest related to operating and finance leases of $7.4 million and $21.9 million, respectively.
[2] Refer to Note 20 of our Financial Statements for further information on our other liabilities.
[3] Includes future minimum royalty obligations, sponsorship agreements, and other commitments.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Transactions with Related Parties

Year ended March 31, 2021

On February 23, 2021, we completed the RIV Arrangement with RIV Capital and RCC. Refer to “Recent Developments” above for a description of the RIV Arrangement.

Concurrent with the execution of the Proposal Agreement, on June 24, 2020, we entered into the Second Consent Agreement with the CBI Group. See Part I, Item 1, Business for additional information on these transactions.

Year ended March 31, 2020

On October 11, 2019, we acquired all of the unowned interest in BCT to increase our total ownership of BCT’s issued and outstanding shares to 100%. Following this transaction, we control both BCT and Spectrum UK, a joint venture formed by us and BCT and Spectrum UK are accounted for as wholly-owned subsidiaries.

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

Inventory valuation

Critical judgment. Inventory is valued at the lower of cost and net realizable value. The valuation of our inventory balances involves calculating the estimated net realizable value of our inventory and assessing it against the cost. A component of this analysis therefore involves determining whether there is excess, slow-moving or obsolete inventory on hand.

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

Impact if actual results differ from assumptions. If the assumptions around future demand for our inventory are more optimistic than actual future results, the net realizable value calculated using these assumptions may be overstated, resulting in an overstatement of the inventory balance.

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

Impact if actual results differ from assumptions. If actual useful lives differ from the estimates used, the timing of depreciation and amortization expense will be impacted. For example, a longer useful life will result in lower depreciation and amortization expense recorded each year, but will also increase the periods over which depreciation and amortization expense is taken. When an asset is abandoned, if the salvage value differs from the estimated used the abandonment cost will be impacted.

Impairment of property, plant and equipment and finite lived intangible assets

Critical estimates. Property, plant and equipment and finite lived intangible assets need to be assessed for impairment when an indicator of impairment exists. If an indicator of impairment exists, further judgement and assumptions will be required in determining the recoverable amount.

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

Impairment of indefinite lived intangible assets and goodwill

Critical estimates. Indefinite lived intangible assets and goodwill need to be tested for impairment annually at the measurement date of March 31 or sooner, if events or circumstances indicate that the carrying amount of an asset may not be recoverable. An entity may first perform a qualitative assessment of impairment, and a quantitative analysis is only required if the qualitative assessment is inconclusive.

Assumptions and judgment. When performing a qualitative assessment, judgement is required when considering relevant events and circumstances that could affect the fair value of the indefinite lived intangible asset. Management considers whether events and circumstances such as a change in strategic direction and changes in business climate would impact the fair value of the indefinite lived intangible asset. If a quantitative analysis is required, assumptions around expected future cash flows, discount rates and other inputs into a financial model may be required to compare the fair value to the carrying value.

Goodwill – we changed the structure of our internal management reporting in the fourth quarter of fiscal 2021, and accordingly, identified two operating and reportable segments: (i) global cannabis; and (ii) other consumer products. The reorganization of our reporting structure also changed the composition of our reporting units and required that goodwill be reassigned to the reporting units using a relative fair value allocation approach. Our reporting units with goodwill in the global cannabis segment include (i) cannabis operations; and (ii) C3. Our reporting units with goodwill in the other consumer products segment include (i) Storz & Bickel; (ii) This Works; and (iii) BioSteel. At March 31, 2021, we performed our annual goodwill impairment analysis using the quantitative assessment. No indication of impairment was noted for any of our reporting units, as the estimated fair value of each our reporting units with goodwill exceeded their carrying value. The estimated fair value of our reporting units was determined using either the market valuation method or the income valuation method.  The most significant assumptions used in connection with the impairment testing for reporting units valued using the income valuation method are (i) the discount rate, (ii) the expected long-term growth rate, and (iii) the annual cash flow projections.

Indefinite lived intangible assets – if a quantitative analysis is required, our acquired brand intangible assets are evaluated for impairment by comparing the carrying value of the intangible assets to their estimated fair value. The estimated fair value of the acquired brand intangible assets is calculated based on an income approach using the relief-from-royalty method. In the fourth quarter of fiscal 2021, the global cannabis segment recognized a $6.6 million impairment loss in connection with its recreational acquired brand intangible assets. Certain negative trends, including slower growth rates and increased competition, resulted in updated long-term financial forecasts indicating lower revenue and cash flow generation for the specific recreational acquired brand. This change in financial forecasts indicted it was more likely than not the fair value of our indefinite lived intangible asset associated with the licensed recreational acquired brand might be below its carrying value, and accordingly we performed a quantitative assessment for impairment. The most significant assumptions used in the relief-from-royalty method to determine the estimated fair value of intangible assets with indefinite lives are (i) the estimated royalty rate, (ii) the discount rate, (iii) the expected long-term growth rate, and (iv) the annual revenue projections.

Impact if actual results differ from assumptions. If the judgements relating to the qualitative or quantitative assessments performed differ from actual results, or if assumptions are different, the values of the indefinite lived intangible assets and goodwill can differ from the amounts recorded.

Acreage financial instrument fair value measurement

Critical estimates. The Acreage financial instrument is measured at fair value through net income (loss) using Level 3 inputs.

Assumptions and judgment. The valuation of the Acreage financial instrument is highly subjective and management applies a probability-weighted expected return model which considers a number of potential outcomes. We use judgment to make assumptions on the key inputs including the (i) probability of each scenario; (ii) number of common shares to be issued; (iii) probability and timing of U.S. legalization; (iv) estimated premium on U.S. legalization; (v) control premium; and (vi) market access premium.

Impact if actual results differ from assumptions. If the assumptions and judgments differ, the fair value calculation will be impacted. Information on the valuation technique and inputs used in determining fair values are disclosed in Note 26 of our Financial Statements.

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

TerrAscend Exchangeable Shares and warrants fair value measurement

Critical estimates. The TerrAscend Exchangeable Shares and warrants are measured at fair value through net income (loss) using Level 3 inputs.

              Assumptions and judgment. The valuation of the TerrAscend Exchangeable Shares is based on a put option pricing model and the valuation of the TerrAscend warrants is based on a Monte Carlo simulation model. We use judgment to make assumptions on the key input, being the probability and timing of U.S. legalization.

Impact if actual results differ from assumptions. If the assumptions and judgments differ, the fair value calculation will be impacted. Information on the valuation technique and inputs used in determining fair values are disclosed in Note 26 of our Financial Statements.

Other fair value measurements

Critical estimates. Some of our assets and liabilities are measured at fair value. In certain cases where Level 1 inputs are not available, valuation approaches using Level 2 and Level 3 inputs are required.

Assumptions and judgment. The valuation techniques require assumptions and judgment around the inputs to be used.

Impact if actual results differ from assumptions. If the assumptions and judgments differ, the fair value calculations will be impacted. Certain assumptions will have greater impact on the determination of fair value depending on the nature of the asset or liability. Information on the valuation techniques and inputs used in determining fair values are disclosed in Note 26 our Financial Statements.

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

A hypothetical 10% change in the U.S. dollar against the Canadian dollar compared to the exchange rate at March 31, 2021, would affect the carrying value of net assets by approximately $86.2 million, with a corresponding impact to the foreign currency translation account within accumulated other comprehensive income or loss. A hypothetical 10% change in the euro against the Canadian dollar compared to the exchange rate at March 31, 2021, would affect the carrying value of net assets by approximately $12.9 million, with a corresponding impact to the foreign currency translation account within accumulated other comprehensive income or loss.

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

Interest rate risk

Our cash equivalents and short-term investments are held in both fixed-rate and adjustable-rate securities. Investments in fixed-rate instruments carry a degree of interest rate risk. The fair value of fixed-rate securities may be adversely impacted due to a rise in interest rates. Additionally, a falling-rate environment creates reinvestment risk because as securities mature, the proceeds are reinvested at a lower rate, generating less interest income. As at March 31, 2021, our cash and cash equivalents, and short-term investments, consisted of $1.9 billion, as compared to $1.3 billion at March 31, 2020, in interest rate sensitive instruments.

Our financial liabilities consist of long-term fixed rate debt and floating-rate debt. Fluctuations in interest rates could impact our cash flows, primarily with respect to the interest payable on floating-rate debt.

	Aggregate Notional Value		Fair Value		Decrease in Fair Value - Hypothetical 1% Rate Increase
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Convertible senior note	$600,000	$600,000	$687,414	$450,204	$(8,010)	$(11,490)
Fixed interest rate debt	3,872	5,255	N/A	N/A	N/A	N/A
Variable interest rate debt	891,677	9,956	N/A	N/A	N/A	N/A

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

For the convertible senior notes, a primary driver of its fair value is our share price. An increase in our share price typically results in a fair value increase of the liability.

Information regarding the fair value of financial instrument assets and liabilities that are measured at fair value on a recurring basis, and the relationship between the unobservable inputs used in the valuation of these financial assets and their fair value is presented in Note 26 of the Financial Statements.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2) appear on pages F-2 to F-63. See accompanying Index to the Financial Statements on page F-1. The supplementary financial data required by Item 302 of Regulation S-K appears in Note 37 to the Financial Statements.

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

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2021, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management has determined that our internal control over financial reporting as of March 31, 2021, was effective.

KPMG LLP, an independent registered public accounting firm, has audited our Financial Statements included in this Annual Report and issued its report on the effectiveness of our internal control over financial reporting as of March 31, 2021, which is included herein.

Changes in Internal Control Over Financial Reporting

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended March 31, 2021.

Item 11. Executive Compensation.

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended March 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended March 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended March 31, 2021.

Item 14. Principal Accountant Fees and Services.

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended March 31, 2021.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1)	Financial Statements

See the accompanying Index to Consolidated Financial Statement Schedule on page F-1.

(a) (2)	Financial Statement Schedules

See the accompanying Index to Consolidated Financial Statement Schedule on page F-1.

(a) (3)	Exhibits

Exhibit Index

Exhibit Number	Description
2.1‡‡

Arrangement Agreement, dated as of April 18, 2019, by and between Canopy Growth Corporation and Acreage Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Canopy Growth’s Annual Report on Form 10-K for the year ended March 31, 2020, filed with the SEC on June 1, 2020).

2.2

First Amendment to Arrangement Agreement, dated as of May 15, 2019, by and between Canopy Growth Corporation and Acreage Holdings, Inc. (incorporated by reference to Exhibit 2.2 to Canopy Growth’s Annual Report on Form 10-K for the year ended March 31, 2020, filed with the SEC on June 1, 2020).

2.3

Proposal Agreement, dated as of June 24, 2020, by and between Canopy Growth Corporation and Acreage Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Canopy Growth’s Current Report on Form 8-K, filed with the SEC on June 30, 2020).

2.4‡‡

Second Amendment to the Arrangement Agreement, dated as of September 23, 2020, by and between Canopy Growth Corporation and Acreage Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Canopy Growth’s Current Report on Form 8-K, filed with the SEC on September 23, 2020).

2.5

Arrangement Agreement, dated as of December 21, 2020, by and among Canopy Growth Corporation, The Tweed Tree Lot Inc., Canopy Rivers Inc. and Canopy Rivers Corporation (incorporated by reference to Exhibit 2.1 to Canopy Growth’s Current Report on Form 8-K, filed with the SEC on December 28, 2020).

3.1

Certificate of Incorporation and Articles of Amendment of Canopy Growth Corporation (incorporated by reference to Exhibit 3.1 to Canopy Growth’s Annual Report on Form 10-K for the year ended March 31, 2020, filed with the SEC on June 1, 2020).

3.2	By-laws of Canopy Growth Corporation, effective as of November 5, 2020 (incorporated by reference to Exhibit 3.2 to Canopy Growth’s Current Report on Form 8-K, filed with the SEC on November 9, 2020).
4.1*	Description of Capital Stock of Canopy Growth Corporation.
4.2

Form of Canopy Growth Corporation Common Share Certificate (incorporated by reference to Exhibit 4.2 to Canopy Growth’s Annual Report on Form 10-K for the year ended March 31, 2020, filed with the SEC on June 1, 2020).

4.3

Indenture, dated as of June 20, 2018, by and among Canopy Growth Corporation, Glas Trust Company LLC and Computershare Trust Company of Canada (incorporated by reference to Exhibit 99.1 to Canopy Growth’s Form 6-K, filed with the SEC on June 26, 2018).

4.4

Tranche A Amended and Restated Common Share Purchase Warrant, dated as of June 27, 2019, granted to CBG Holdings LLC (incorporated by reference to Exhibit 4.4 to Canopy Growth’s Annual Report on Form 10-K for the year ended March 31, 2020, filed with the SEC on June 1, 2020).

4.5

Tranche B Amended and Restated Common Share Purchase Warrant, dated as of June 27, 2019, granted to CBG Holdings LLC (incorporated by reference to Exhibit 4.5 to Canopy Growth’s Annual Report on Form 10-K for the year ended March 31, 2020, filed with the SEC on June 1, 2020).

4.6

Tranche C Amended and Restated Common Share Purchase Warrant, dated as of June 27, 2019, granted to CBG Holdings LLC (incorporated by reference to Exhibit 4.6 to Canopy Growth’s Annual Report on Form 10-K for the year ended March 31, 2020, filed with the SEC on June 1, 2020).

10.1*†	Form of Director and Officer Indemnity Agreement.
10.2†

Canopy Growth Corporation Amended and Restated Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to Canopy Growth’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, filed with the SEC on November 9, 2020).

10.3*†	Form of Stock Option Agreement to Amended and Restated Omnibus Incentive Plan.
10.4*†	Form of Restricted Stock Unit Grant Agreement to Amended and Restated Omnibus Incentive Plan.
10.5†

Canopy Growth Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to Canopy Growth’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, filed with the SEC on November 9, 2020).

10.6*	Non-Employee Director Compensation Table.
10.7‡

Subscription Agreement dated as of October 27, 2017 by and between Greenstar Canada Investment Limited Partnership and Canopy Growth Corporation (incorporated by reference to Exhibit 10.7 to Canopy Growth’s Annual Report on Form 10-K for the year ended March 31, 2020, filed with the SEC on June 1, 2020).

10.8

Subscription Agreement dated as of August 14, 2018 by and between CBG Holdings LLC and Canopy Growth Corporation (incorporated by reference to Exhibit 10.8 to Canopy Growth’s Annual Report on Form 10-K for the year ended March 31, 2020, filed with the SEC on June 1, 2020).

10.9

Second Amended and Restated Investor Rights Agreement, dated as of April 18, 2019, by and among CBG Holdings LLC, Greenstar Canada Investment Limited Partnership and Canopy Growth Corporation (incorporated by reference to Exhibit 10.9 to Canopy Growth’s Annual Report on Form 10-K for the year ended March 31, 2020, filed with the SEC on June 1, 2020).

10.10

Consent Agreement, dated as of April 18, 2019, by and between Canopy Growth Corporation and CBG Holdings LLC (incorporated by reference to Exhibit 10.10 to Canopy Growth’s Annual Report on Form 10-K for the year ended March 31, 2020, filed with the SEC on June 1, 2020).

10.11

Consent Agreement, dated as of June 24, 2020, by and between Canopy Growth Corporation and CBG Holdings LLC (incorporated by reference to Exhibit 10.1 to Canopy Growth’s Current Report on Form 8-K, filed with the SEC on June 30, 2020).

10.12*†	Executive Employment Agreement, dated as of August 7, 2020, by and between Canopy Growth Corporation and Phil Shaer.
10.13†

Executive Employment Agreement, dated as of December 8, 2019, by and between Canopy Growth Corporation and David Klein (incorporated by reference to Exhibit 10.21 to Canopy Growth’s Annual Report on Form 10-K for the year ended March 31, 2020, filed with the SEC on June 1, 2020).

10.14†

Executive Employment Agreement, dated as of December 12, 2019, by and between Canopy Growth Corporation and Rade Kovacevic (incorporated by reference to Exhibit 10.22 to Canopy Growth’s Annual Report on Form 10-K for the year ended March 31, 2020, filed with the SEC on June 1, 2020).

10.15†

Executive Employment Agreement, dated as of March 31, 2020, by and between Canopy Growth Corporation and Mike Lee (incorporated by reference to Exhibit 10.23 to Canopy Growth’s Annual Report on Form 10-K for the year ended March 31, 2020, filed with the SEC on June 1, 2020).

10.16‡

Debenture, dated as of September 23, 2020, issued by Universal Hemp, LLC to 11065220 Canada Inc. (incorporated by reference to Exhibit 10.2 to Canopy Growth’s Current Report on Form 8-K, filed with the SEC on September 23, 2020).

10.17‡

Credit Agreement, dated as of March 18, 2021, among Canopy Growth Corporation and 11065220 Canada Inc., as borrowers, the lenders party thereto and Wilmington Trust, National Association, as administrative and collateral agent (incorporated by reference to Exhibit 10.1 to Canopy Growth’s Current Report on Form 8-K, filed with the SEC on March 18, 2021).

10.18*†	Service Delivery Agreement, dated as of October 5, 2020, by and among Canopy Growth USA LLC, Brand House Group, N.A. Corporation and Julious Grant.
14.1*	Canopy Growth Corporation Code of Business Conduct and Ethics.
21.1*	List of Subsidiaries of Canopy Growth Corporation.
23.1*	Consent of KPMG, LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on signature page hereto).
31.1*

Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.v

31.2*

Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	This document has been identified as a management contract or compensatory plan or arrangement.
*	Filed herewith.
**

This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.

‡	Portions of this exhibit are redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
‡‡	Portions of this exhibit are redacted pursuant to Item 601(b)(2)(ii) of Regulation S-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Canopy Growth Corporation

Date: June 1, 2021	By:	/s/ David Klein
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

Name	Title	Date

/s/ David Klein	Director and Chief Executive Officer (Principal Executive Officer)	June 1, 2021
David Klein

/s/ Michael Lee	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	June 1, 2021
Michael Lee

/s/ Thomas Stewart	Chief Accounting Officer (Principal Accounting Officer)	June 1, 2021
Thomas Stewart

/s/ Robert Hanson	Director	June 1, 2021
Robert Hanson

/s/ David Lazzarato	Director	June 1, 2021
David Lazzarato

/s/ William Newlands	Director	June 1, 2021
William Newlands /s/ Jim Sabia	Director	June 1, 2021
Jim Sabia

/s/ Judy Schmeling	Director, Chair	June 1, 2021
Judy Schmeling /s/ Theresa Yanofsky	Director	June 1, 2021
Theresa Yanofsky

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Canopy Growth Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Canopy Growth Corporation and subsidiaries (the Company) as of March 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three‑year period ended March 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended March 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 1, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Fair value measurement of the liability arising from the Acreage financial instrument

As discussed in Notes 26 and 31 to the consolidated financial statements, the Company has an obligation to acquire certain shares of Acreage Holdings, Inc., (“Acreage”) in return for a specified number of the Company’s common shares, and an option, exercisable at its discretion, to acquire certain other Acreage shares for cash or common shares of the Company as the Company may determine.  The obligation and the option (collectively, the “Acreage financial instrument”) become effective upon the occurrence (or waiver by the Company) of specified changes in United States (“US”) federal laws relating to cannabis (the “Acreage Triggering Event”).  The Acreage financial instrument is recorded at fair value through earnings in the consolidated financial statements at each reporting period. As of March 31, 2021, the Acreage financial instrument was recorded as a financial liability of $600,000 thousand, with fair value changes of $(399,849) thousand recognized in other income (expense), net in the year ended March 31, 2021.

We identified the assessment of the fair value measurement of the liability arising from the Acreage financial instrument as a critical audit matter. There was a high degree of subjective auditor judgment in the evaluation of the key assumptions that were not directly observable, including the probability of different scenarios when determining the fair value. The key assumptions included the probability of each scenario, the number of the Company’s shares to be issued, the probability and timing of US legalization, the estimated premium on US legalization, the control premium, and the market access premium.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of the internal control over the Company’s key assumptions noted above. We involved valuation professionals with specialized skills and knowledge who assisted in evaluating the Company’s key assumptions noted above by assessing each scenario and the probability of each scenario being achieved for the resultant impact at the expected Acreage Triggering Event date. The evaluation was achieved by:

•	performing sensitivity analyses on certain assumptions for each scenario
•	evaluating the probability of each scenario and assessing its impact on the fair value of the Acreage financial instrument
•	evaluating the probability of the occurrence of the Acreage Triggering Event by monitoring political developments and the potential for relevant legislation in the US
•	evaluating assumptions about the market impact of US legalization of cannabis and assessing the extent to which the anticipated legalization of cannabis is reflected in the Acreage share price
•	comparing certain assumptions to evidence obtained from internal and external sources.

Fair value measurement of the Tranche B Warrants

As discussed in Notes 22, 26 and 31 to the consolidated financial statements, the Company entered into certain agreements with Constellation Brands, Inc. in the prior year to amend previously issued warrants and replace them with Tranche A, Tranche B, and Tranche C Warrants. These warrants were initially recorded at their fair values and subsequent changes in the fair value of the Tranche B and Tranche C Warrants are recorded in earnings.  As of March 31, 2021, the fair values of the Tranche B and Tranche C Warrants were $615,575 thousand, and $nil, respectively, with fair value changes of $(293,084) thousand and nil, respectively, recognized in other income (expense), net in the year ended March 31, 2021.

We identified the assessment of the fair value measurement of the Tranche B Warrants as a critical audit matter. Specifically, there was a high degree of subjectivity and judgment in evaluating the expected share price volatility inputs used in the Monte Carlo model for the Tranche B Warrants. Historical and implied volatility levels provided a range of possible expected volatility inputs and the fair value estimate for the Tranche B Warrants was sensitive to the expected share price volatility inputs.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of the internal control over the Company’s process to measure the fair value of the Tranche B Warrants. This included the Company’s assessment of the observable market information used in the determination of the expected share price volatility inputs. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the expected share price volatility inputs by comparing them against a volatility range that was independently developed in consideration of historical and implied share price volatility information.

/s/ KPMG LLP

We have served as the Company’s auditor since 2019.

Ottawa, Canada
June 1, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Canopy Growth Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Canopy Growth Corporation’s (the Company) internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated June 1, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

Ottawa, Canada
June 1, 2021

CANOPY GROWTH CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands of Canadian dollars, except number of shares and per share data)

	March 31, 2021	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,154,653	$1,303,176
Short-term investments	1,144,563	673,323
Restricted short-term investments	11,332	21,539
Amounts receivable, net	92,435	90,155
Inventory	367,979	391,086
Prepaid expenses and other assets	67,232	85,094
Total current assets	2,838,194	2,564,373
Equity method investments	100	65,843
Other financial assets	708,167	249,253
Property, plant and equipment	1,074,537	1,524,803
Intangible assets	308,167	476,366
Goodwill	1,889,354	1,954,471
Other assets	4,961	22,636
Total assets	$6,823,480	$6,857,745

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$67,262	$123,393
Other accrued expenses and liabilities	100,813	64,994
Current portion of long-term debt	9,827	16,393
Other liabilities	106,428	215,809
Total current liabilities	284,330	420,589
Long-term debt	1,573,136	449,022
Deferred income tax liabilities	21,379	47,113
Liability arising from Acreage Arrangement	600,000	250,000
Warrant derivative liability	615,575	322,491
Other liabilities	107,240	190,660
Total liabilities	3,201,660	1,679,875
Commitments and contingencies (Note 34)
Redeemable noncontrolling interest	135,300	69,750
Canopy Growth Corporation shareholders' equity:
Common shares - $nil par value; Authorized - unlimited number of shares; Issued - 382,875,179 shares and 350,112,927 shares, respectively	7,168,557	6,373,544
Additional paid-in capital	2,415,650	2,615,155
Accumulated other comprehensive (loss) income	(34,240)	220,899
Deficit	(6,068,156)	(4,323,236)
Total Canopy Growth Corporation shareholders' equity	3,481,811	4,886,362
Noncontrolling interests	4,709	221,758
Total shareholders' equity	3,486,520	5,108,120
Total liabilities and shareholders' equity	$6,823,480	$6,857,745
The accompanying notes are an integral part of these consolidated financial statements.

CANOPY GROWTH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands of Canadian dollars, except number of shares and per share data)

	Years ended March 31,
	2021	2020	2019
Revenue	$607,198	$439,626	$253,431
Excise taxes	60,549	40,854	27,090
Net revenue	546,649	398,772	226,341
Cost of goods sold	479,689	430,456	198,096
Gross margin	66,960	(31,684)	28,245
Operating expenses
Selling, general and administrative expenses	575,389	693,737	392,250
Share-based compensation	91,149	320,276	273,447
Expected credit losses on financial assets and related charges	109,480	-	-
Asset impairment and restructuring costs	534,398	623,266	-
Total operating expenses	1,310,416	1,637,279	665,697
Operating loss	(1,243,456)	(1,668,963)	(637,452)
Loss from equity method investments	(52,629)	(64,420)	(10,752)
Other income (expense), net	(387,876)	224,329	(59,709)
Loss before income taxes	(1,683,961)	(1,509,054)	(707,913)
Income tax recovery (expense)	13,141	121,614	(4,112)
Net loss	(1,670,820)	(1,387,440)	(712,025)
Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interest	74,100	(66,114)	24,256
Net loss attributable to Canopy Growth Corporation	$(1,744,920)	$(1,321,326)	$(736,281)

Basic and diluted loss per share	$(4.69)	$(3.80)	$(2.76)
Basic and diluted weighted average common shares outstanding	371,662,296	348,038,163	266,997,406

Comprehensive loss:
Net loss	$(1,670,820)	$(1,387,440)	$(712,025)
Other comprehensive (loss) income, net of income tax effect
Fair value changes of own credit risk of financial liabilities	(100,170)	141,306	(47,130)
Foreign currency translation	(154,969)	85,498	40,617
Total other comprehensive (loss) income, net of income tax effect	(255,139)	226,804	(6,513)
Comprehensive loss	(1,925,959)	(1,160,636)	(718,538)
Comprehensive income (loss) attributable to noncontrolling interests and redeemable noncontrolling interest	74,100	(66,114)	24,220
Comprehensive loss attributable to Canopy Growth Corporation	$(2,000,059)	$(1,094,522)	$(742,758)

The accompanying notes are an integral part of these consolidated financial statements.

CANOPY GROWTH CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of Canadian dollars)

		Additional paid-in capital				Accumulated
	Common shares	Share-based reserve	Warrants	Ownership changes	Redeemable noncontrolling interest	other comprehensive income (loss)	Deficit	Noncontrolling interests	Total
Balance at March 31, 2020	$6,373,544	$517,741	$2,638,951	$(501,403)	$(40,134)	$220,899	$(4,323,236)	$221,758	$5,108,120
Other issuances of common shares and warrants	61,809	(33,953)	-	-	-	-	-	-	27,856
Exercise of warrants	315,699	-	(70,513)	-	-	-	-	-	245,186
Exercise of Omnibus Plan stock options	244,170	(87,273)	-	-	-	-	-	-	156,897
Share-based compensation	-	87,322	-	-	-	-	-	-	87,322
Issuance and vesting of restricted share units	3,051	(3,051)	-	-	-	-	-	-	-
Completion of plan of arrangement with RIV Capital	170,284	-	-	(10,976)	-	-	-	(313,243)	(153,935)
Changes in redeemable noncontrolling interest	-	-	-	-	(83,627)	-	-	18,077	(65,550)
Ownership changes relating to noncontrolling interests	-	-	-	39	2,527	-	-	4,017	6,583
Comprehensive (loss) income	-	-	-	-	-	(255,139)	(1,744,920)	74,100	(1,925,959)
Balance at March 31, 2021	$7,168,557	$480,786	$2,568,438	$(512,340)	$(121,234)	$(34,240)	$(6,068,156)	$4,709	$3,486,520

CANOPY GROWTH CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of Canadian dollars)

		Additional paid-in capital				Accumulated
	Common shares	Share-based reserve	Warrants	Ownership changes	Redeemable noncontrolling interest	other comprehensive income (loss)	Deficit	Noncontrolling interests	Total
Balance at March 31, 2019	$6,029,222	$505,172	$1,589,925	$(500,963)	$(2,110)	$(5,905)	$(835,118)	$285,485	$7,065,708
Other issuances of common shares and warrants	271,966	(272,234)	359	-	-	-	-	-	91
Exercise of warrants	932	-	(486)	-	-	-	-	-	446
Exercise of Omnibus Plan stock options	69,951	(28,538)	-	-	-	-	-	-	41,413
Share-based compensation	-	312,929	-	-	-	-	-	-	312,929
Issuance of replacement equity instruments	-	1,885	-	-	-	-	-	-	1,885
Issuance and vesting of restricted share units	1,473	(1,473)	-	-	-	-	-	-	-
Acreage warrant modification	-	-	1,049,153	-	-	-	(2,166,792)	-	(1,117,639)
Changes in redeemable noncontrolling interest	-	-	-	-	(38,024)	-	-	(6,489)	(44,513)
Ownership changes relating to noncontrolling interests	-	-	-	(440)	-	-	-	8,876	8,436
Comprehensive income (loss)	-	-	-	-	-	226,804	(1,321,326)	(66,114)	(1,160,636)
Balance at March 31, 2020	$6,373,544	$517,741	$2,638,951	$(501,403)	$(40,134)	$220,899	$(4,323,236)	$221,758	$5,108,120

CANOPY GROWTH CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of Canadian dollars)

		Additional paid-in capital				Accumulated
	Common shares	Share-based reserve	Warrants	Ownership changes	Redeemable noncontrolling interest	other comprehensive income (loss)	Deficit	Noncontrolling interests	Total
Balance at March 31, 2018	$1,079,442	$57,982	$70,455	$(1,019)	$(64,745)	$35,408	$(132,904)	$85,732	$1,130,351
Cumulative effect from adoption of ASU 2016-1	-	-	-	-	-	(34,800)	34,800	-	-
Equity financings and private placements, net of costs	3,558,640	-	1,501,760	-	-	-	-	-	5,060,400
Other issuances of common shares and warrants	1,264,273	202,635	-	(427,843)	-	-	-	331	1,039,396
Exercise of warrants	31,691	-	(12,901)	-	-	-	-	-	18,790
Exercise of Omnibus Plan stock options	92,985	(44,826)	-	-	-	-	-	-	48,159
Share-based compensation	-	266,639	-	-	-	-	-	-	266,639
Issuance of replacement equity instruments	-	22,685	30,611	-	-	-	-	-	53,296
Issuance and vesting of restricted share units	2,191	57	-	-	-	-	-	-	2,248
Changes in redeemable noncontrolling interest	-	-	-	-	(14,965)	-	-	(2,885)	(17,850)
Ownership changes relating to noncontrolling interests	-	-	-	(72,101)	77,600	-	(733)	178,087	182,853
Comprehensive (loss) income	-	-	-	-	-	(6,513)	(736,281)	24,220	(718,574)
Balance at March 31, 2019	$6,029,222	$505,172	$1,589,925	$(500,963)	$(2,110)	$(5,905)	$(835,118)	$285,485	$7,065,708

The accompanying notes are an integral part of these consolidated financial statements.

CANOPY GROWTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of Canadian dollars)

	Years ended March 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(1,670,820)	$(1,387,440)	$(712,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	70,914	73,716	30,062
Amortization of intangible assets	56,204	51,297	16,856
Share of loss on equity method investments	52,629	64,420	10,752
Share-based compensation	91,149	320,276	278,228
Asset impairment and restructuring costs	534,398	623,266	-
Expected credit losses on financial assets and related charges	109,480	-	-
Income tax (recovery) expense	(13,141)	(121,614)	4,112
Non-cash foreign currency	8,138	(2,012)	(18,776)
Interest paid	(25,649)	(25,472)	(14,521)
Change in operating assets and liabilities, net of effects from purchases of businesses:
Amounts receivable	(11,994)	20,979	(67,688)
Prepaid expenses and other assets	77	(26,917)	(87,476)
Inventory	17,211	(177,091)	(144,917)
Accounts payable and accrued liabilities	(9,627)	(20,750)	69,540
Other, including non-cash fair value adjustments	325,302	(165,293)	100,822
Net cash used in operating activities	(465,729)	(772,635)	(535,031)
Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(164,502)	(704,944)	(644,456)
Purchases of intangible assets	(9,639)	(16,957)	(74,359)
Proceeds on sale of property, plant and equipment	45,921	-	-
Proceeds on sale of intangible assets	18,337	-	-
(Purchases) redemption of short-term investments	(459,834)	1,427,482	(2,029,812)
Cash outflow on completion of RIV Arrangement	(152,801)	-	-
Sale of (investments in) equity method investments	7,000	(5,135)	(36,896)
Investments in other financial assets	(44,721)	(129,590)	(91,337)
Investment in Acreage Arrangement	(49,849)	(395,190)	-
Loan advanced to Acreage Hempco	(66,995)	-	-
Recovery of amounts related to construction financing	10,000	-	-
Payment of acquisition related liabilities	(16,897)	(24,482)	-
Net cash outflow on acquisition of noncontrolling interests	(125)	-	(6,712)
Net cash outflow on acquisition of subsidiaries	-	(498,838)	(344,413)
Net cash used in investing activities	(884,105)	(347,654)	(3,227,985)
Cash flows from financing activities:
Proceeds from issuance of common shares and warrants	-	-	5,072,500
Payment of share issue costs	(131)	-	(21,646)
Proceeds from issuance of shares by RIV Capital	1,380	1,172	154,976
Proceeds from exercise of stock options	156,897	41,413	48,159
Proceeds from exercise of warrants	245,186	446	18,790
Issuance of long-term debt	893,160	14,761	600,000
Payment of debt issue costs	(16,104)	-	(16,380)
Repayment of long-term debt	(15,619)	(114,953)	(4,680)
Net cash provided by (used in) financing activities	1,264,769	(57,161)	5,851,719
Effect of exchange rate changes on cash and cash equivalents	(63,458)	(204)	69,567
Net (decrease) increase in cash and cash equivalents	(148,523)	(1,177,654)	2,158,270
Cash and cash equivalents, beginning of period	1,303,176	2,480,830	322,560
Cash and cash equivalents, end of period	$1,154,653	$1,303,176	$2,480,830

The accompanying notes are an integral part of these consolidated financial statements.

CANOPY GROWTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of Canadian dollars)

	Years ended March 31,
	2021	2020	2019
Supplemental disclosure of cash flow information
Cash received during the period:
Income taxes	$4,068	$-	$-
Cash paid during the period:
Income taxes	$22,769	$5,460	$502
Noncash investing and financing activities
Additions to property, plant and equipment	$9,962	$44,573	$96,875

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

The principal activities of the Company are the production, distribution and sale of a diverse range of cannabis and cannabinoid-based products for both adult recreational and medical purposes under a portfolio of distinct brands in Canada pursuant to the Cannabis Act, which came into effect on October 17, 2018 and regulates both the medical and recreational cannabis markets in Canada. The Company has also expanded to jurisdictions outside of Canada where federally lawful, permissible and regulated for cannabis and/or hemp, and the Company, through its’ subsidiaries, operates in the United States, Germany, and certain other global markets. Additionally, the Company produces, distributes and sells a range of other consumer products globally, including vaporizers; beauty, skincare, wellness and sleep products; and sports nutrition beverages. Through its partially owned subsidiary RIV Capital Inc. (formerly Canopy Rivers Inc.) (“RIV Capital”), the Company also provided growth capital and a strategic support platform pursuing investment opportunities in the global cannabis sector, where federally lawful. On February 23, 2021, the Company completed a plan of arrangement with RIV Capital and its wholly-owned subsidiary, RIV Capital Corporation (formerly Canopy Rivers Corporation) (“RCC”). As a result of this transaction, the Company no longer controls RIV Capital, and the Company derecognized of RIV Capital’s consolidated assets and liabilities from its consolidated financial statements. Refer to Note 6 for a description of the plan of arrangement with RIV Capital.

In the year ended March 31, 2020, the Company commenced an organizational and strategic review of its business which resulted in a restructuring of the Company’s global operations, including the closure of certain of the Company’s production facilities, and other organizational changes. The Company’s restructuring actions continued during the year ended March 31, 2021. Please refer to Note 5 for further details regarding these restructuring actions.

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

For the purposes of presenting consolidated financial statements, the assets and liabilities of foreign operations are translated into Canadian dollars at the exchange rates applicable at the balance sheet date. Income and expenses, and cash flows of foreign operations are translated into Canadian dollars using average exchange rates. Exchange differences resulting from translating foreign operations are recognized in accumulated other comprehensive income (loss).

Cash equivalents and short-term investments

Cash equivalents consist of highly liquid investments with original maturities of three months or less. Investments with maturities greater than 90 days but less than one year at the date of purchase are included in short-term investments.

The Company’s investments in debt securities, which consist primarily of U.S. government securities and U.S. commercial paper, have been classified and accounted for using the fair value option. Unrealized gains and losses on debt securities are recognized in net income (loss). All other short-term investments are recorded at fair value with gains or losses recognized in net income (loss).

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

Depreciation is calculated on a straight-line basis over the expected useful lives of the assets, which are as follows:

Years
Buildings and greenhouses	20 - 50
Production and warehouse equipment	5 - 30
Leasehold improvements	3 - 20
Office and lab equipment	3 - 10
Computer equipment	3 - 10

Estimates of useful life and residual value, and the method of depreciation, are reviewed only when events or changes in circumstances indicate that the current estimates or depreciation method are no longer appropriate. Any changes are accounted for on a prospective basis as a change in estimate.

Intangible assets

Finite lived intangible assets are recorded at cost less accumulated amortization and accumulated impairment losses. Amortization is provided on a straight-line basis over the following terms:
Years
Licensed brands	2 - 5
Distribution channel	5 - 11
Intellectual property	5 - 15
Software and domain names	3 - 5

The estimated useful life and amortization method are reviewed at the end of each reporting year, with the effect of any changes in estimate being accounted for on a prospective basis.

Goodwill and indefinite lived intangible assets

Goodwill is allocated to the reporting unit in which the business that created the goodwill resides. A reporting unit is an operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. The Company reviews the goodwill and indefinite lived intangible assets annually for impairment in the fourth quarter, or sooner, if events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company may elect to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If factors indicate this is the case, then a quantitative test is performed and an impairment is recorded for any excess carrying value above the reporting unit’s fair value, not to exceed the amount of goodwill.

Until the fourth quarter of the year ended March 31, 2021, the Company had two operating segments, which were also its reportable segments: (i) cannabis, hemp and other consumer products; and (ii) RIV Capital. The goodwill associated with all acquisitions was allocated to the one reporting unit within the cannabis, hemp and other consumer products operating and reportable segment, as this reporting unit held the acquired entities. The Company changed the structure of its internal management reporting in the fourth quarter of the year ended March 31, 2021 (refer to Note 35), and accordingly, identified two operating and reportable segments: (i) global cannabis; and (ii) other consumer products. The reorganization of the Company’s reporting structure changed the composition of its reporting units and required that goodwill be reassigned to the reporting units using a relative fair value allocation approach. Assets and liabilities were also reassigned to the reporting units affected based on the assets that would be employed in, or the liabilities related to, the operations of each reporting unit, and the assets or liabilities that would be considered in determining the fair value of each reporting unit. After reorganization, the Company’s reporting units with goodwill in the global cannabis segment include (i) cannabis operations, and (ii) C3; and in the other consumer products segment include (i) Storz & Bickel, (ii) This Works, and (iii) BioSteel. The Company performed a goodwill impairment test immediately before and after the change which did not indicate any impairment.

Indefinite lived intangible assets are comprised of certain acquired brand names and licenses to grow, which are carried at cost less accumulated impairment losses. The Company reviews the classification each reporting period to decide whether the assessment made about the useful life as indefinite or finite is still appropriate. Any change is accounted for on a prospective basis as a change in estimate.

Impairment of long-lived assets

The Company evaluates the recoverability of long-lived assets, including property, plant and equipment and finite lived intangible assets whenever events or changes in circumstances indicate a potential impairment exists. The Company groups assets at the lowest level for which cash flows are separately identifiable, referred to as an asset group. When indicators of potential impairment are present the Company prepares a projected undiscounted cash flow analysis for the respective asset or asset group. If the sum of the undiscounted cash flow is less than the carrying value of the asset or asset group, an impairment loss is recognized equal to the excess of the carrying value over the fair value, if any.

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

Revenue recognition

The Company’s cannabis revenue is comprised of sales of (i) recreational cannabis products in Canada, either to government agencies or third-party retailers under a “business-to-business” wholesale model, or directly to consumers through the Company’s network of retail stores and e-commerce platforms; and (ii) medical and other cannabis products in Canada and certain other countries. The Company’s other revenue is comprised of sales of vaporizers, beauty, wellness and sleep products, sports nutrition beverages, merchandise, and revenue from other sources.

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

Advertising

Advertising costs are expensed as incurred. Advertising expenses totaled $72,377, $78,474 and $56,659 in the years ended March 31, 2021, 2020, and 2019, respectively.

Research and development

Research and development costs are expensed as incurred. Research and development expenses totaled $57,582, $61,812, and $15,238 in the years ended March 31, 2021, 2020, and 2019, respectively.

Asset impairment and restructuring costs

Asset impairment and restructuring costs consist of property, plant and equipment and intangible asset impairment charges, asset abandonment costs, contractual and other settlement costs, and employee-related and other restructuring costs recognized in connection with the restructuring of the Company’s global operations that commenced in the year ended March 31, 2020 and continued during the year ended March 31, 2021. When a long-lived asset is abandoned its carrying amount is adjusted to its salvage value, if any. In determining the salvage value of our long-lived assets, management considers information from manufacturers, historical data, and industry standards. In certain cases, management may obtain third party appraisals to estimate salvage value.

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

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing reported net income (loss) by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per share is computed by dividing earnings (loss) by the sum of the weighted average number of common shares and the number of dilutive potential common share equivalents outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common shares of the Company during the reporting periods. Potential dilutive common share equivalents consist of the incremental common shares issuable upon the exercise of warrants, vested share options, RSUs and the incremental shares issuable upon conversion of the convertible senior notes. As at March 31, 2021, 2020, and 2019, all instruments were anti-dilutive.

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

For other financial assets measured at fair value that earn interest, the Company has elected to present interest income as part of the fair value change in other income (expense), net.

COVID-19 estimation uncertainty

In March 2020, the World Health Organization recognized the outbreak of COVID-19 as a global pandemic. Government measures to limit the spread of COVID-19, including the closure of non-essential businesses, did not materially impact the Company’s operations during the years ended March 31, 2021 and March 31, 2020. The production and sale of cannabis have been recognized as essential services in Canada and across Europe. Due to the rapid developments and uncertainty surrounding COVID-19, it is not possible to predict the impact that COVID-19 will have on the Company’s business, financial position and operating results in the future. Additionally, it is possible that estimates in the Company’s consolidated financial statements will change in the near term as a result of COVID-19. The Company is closely monitoring the impact of the pandemic on all aspects of its business.

4. NEW ACCOUNTING POLICIES

Recently Adopted Accounting Pronouncements

Measurement of Credit Losses on Financial Instruments

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Adoption of ASU 2016-13 will require financial institutions and other organizations to use forward-looking information to better formulate their credit loss estimates. Canopy Growth adopted ASU 2016-13 as of April 1, 2020. There was no impact of adopting ASU 2016-13 on the consolidated financial statements.

Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820) (“ASU 2018-13”). ASU 2018-13 adds, modifies, and removes certain fair value measurement disclosure requirements. Canopy Growth adopted ASU 2018-13 as of April 1, 2020. There was no impact of adopting ASU 2018-13 on the consolidated financial statements.

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

Investments-Equity Securities

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (“ASU 2020-01”). ASU 2020-01 clarifies the interaction of accounting for the transition into and out of the equity method. The new standard also clarifies the accounting for measuring certain purchased options and forward contracts to acquire investments. The guidance in ASU 2020-01 is effective for annual and interim periods beginning after December 15, 2020, with early adoption permitted. The Company is evaluating the impact on the consolidated financial statements and expects to implement the provisions of ASU 2020-01 effective April 1, 2021.

Convertible Instruments and Contracts in an Entity’s Own Equity

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40):Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. In addition, ASU 2020-06 enhances information transparency by making targeted improvements to the disclosures for convertible instruments and earnings-per-share guidance, and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted after December 15, 2020. The Company is evaluating the impact on the consolidated financial statements and expects to implement the provisions of ASU 2020-06 effective April 1, 2022.

5. ASSET IMPAIRMENT AND RESTRUCTURING COSTS

Year Ended March 31, 2021

Restructuring and other charges

In the three months ended June 30, 2020, the Company completed certain of the restructuring actions that had commenced in the year ended March 31, 2020 (refer to discussion below for restructuring actions in the year ended March 31, 2020), including completing the exit of the Company’s operations in South Africa and Lesotho, and the Company recorded final adjustments related to changes in certain estimates recorded at March 31, 2020. In addition, the Company incurred additional costs related primarily to the rationalization of its marketing organization in April 2020. In the three months ended September 30, 2020, the Company recorded (i) adjustments related to changes in the estimated fair value of certain of its Canadian production facilities from March 31, 2020, and (ii) charges related to rationalizing certain research and development activities.

In December 2020, as the partial outcome of an ongoing end-to-end strategic review of its operations, the Company announced a series of Canadian operational changes designed to streamline its operations and further improve its gross margins. The Company has ceased operations at its sites in St. John’s, Newfoundland and Labrador; Fredericton, New Brunswick; Edmonton, Alberta; Bowmanville, Ontario; as well as its outdoor cannabis grow operations in Saskatchewan. As a result of these restructuring actions, the Company eliminated approximately 220 full-time positions, and abandoned or impaired certain of its production facilities and intangible assets. Additionally, the Company (i) completed the sale of its production facilities in Aldergrove and Delta, British Columbia in December 2020 and January 2021, respectively, for combined proceeds of $40,650; and (ii) recorded additional charges related to the shifting of the Company’s strategy in Latin America, which the Company commenced in the three months ended March 31, 2020.

In addition to recording adjustments associated with changes in certain estimates related to the closure of its Canadian production facilities, in the three months ended March 31, 2021, the Company recognized costs associated with the closure of the production facilities, and rationalizing certain licensing arrangements. This included (i) the impairment of the Company’s equity method investment in More Life in the amount of $10,300; (ii) the difference between the termination payment made by the Company to More Life, and the remaining minimum royalty obligations owing to More Life that were derecognized (refer to Note 13); and (iii) charges associated with terminating a licensing agreement with a third party. See Note 20 for further information.

The Company recorded total inventory write-downs of $25,985 in the year ended March 31, 2021 related to the closure of certain of its Canadian and international production facilities.

As a result of these actions the Company recognized aggregate pre-tax charges of $564,049 in the year ended March 31, 2021.

Other impairments

In the year ended March 31, 2021, the Company recognized licensed brand intangible asset impairment charges totaling $6,634, which were identified during its annual impairment testing process and reflected in asset impairment and restructuring costs. These other impairment charges are in addition to the restructuring and impairment costs described above and associated with the Company’s restructuring actions.

A summary of the pre-tax charges totaling $570,683 recognized in connection with the Company’s restructuring actions and other impairments is as follows:

	Year ended March 31, 2021
	Restructuring and other charges	Other impairments	Total
Costs recorded in cost of goods sold:
Inventory write-downs	$25,985	$-	$25,985

Costs recorded in operating expenses:
Impairment and abandonment of property, plant and equipment	426,748	-	426,748
Impairment and abandonment of intangible assets	54,511	6,634	61,145
Contractual and other settlement obligations	22,352	-	22,352
Employee-related and other restructuring costs	24,153	-	24,153
Asset impairment and restructuring costs	527,764	6,634	534,398

Costs recorded in loss from equity method investments:
Impairment of equity method investments	10,300	-	10,300
Total restructuring, asset impairments and related costs	$564,049	$6,634	$570,683

Costs recorded in cost of goods sold

In the year ended March 31, 2021, the Company recognized charges of $25,985 relating to inventory write-downs associated with its restructuring activities, as described above.

Costs recorded in operating expenses

The Company recognized asset impairment and restructuring costs of $527,764 in the year ended March 31, 2021 as a result of the restructuring actions described above.

As a result of the restructuring actions described above the Company impaired and abandoned certain production facilities, and operating license intangible assets. A loss totaling $481,259 was recognized in the year ended March 31, 2021 representing the difference between the net book value of the long-lived assets and their estimated salvage value or fair value. Of this loss, $426,748 related to property, plant and equipment and $54,511 related to facility operating license intangible assets. The losses relating to property, plant and equipment were primarily attributable to buildings and greenhouses, and production and warehouse equipment.

In the year ended March 31, 2021, the Company recognized contractual and other settlement obligations of $22,352 and employee-related and other restructuring costs of $24,153, which included costs associated with the remediation of damages caused by the fire at the Delta facility in November, the closure of the Canadian facilities as described above, and the sale of the British Columbia facilities.

Year Ended March 31, 2020

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

Costs recorded in loss from equity method investments:
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

6.  PLAN OF ARRANGEMENT WITH RIV CAPITAL

On December 21, 2020, the Canopy Growth entered into an arrangement agreement (the “RIV Arrangement Agreement”) with its wholly-owned subsidiary The Tweed Tree Lot Inc. (“Tweed NB”), RIV Capital and its wholly-owned subsidiary RCC, pursuant to which Canopy Growth acquired certain assets from RCC, as set out below, in exchange for cash, Canopy Growth common shares and the surrender of all shares in the capital of RIV Capital held by Canopy Growth in accordance with a plan of arrangement under the Business Corporations Act (Ontario) (the “RIV Arrangement”). The RIV Arrangement was completed on February 23, 2021.

Pursuant to the RIV Arrangement, Canopy Growth increased its conditional ownership interest in TerrAscend Corp. (“TerrAscend”) through the acquisition of (i) 19,445,285 exchangeable shares in the capital of TerrAscend (the “TerrAscend Exchangeable Shares”) held by RCC; (ii) 2,225,714 common share purchase warrants in the capital of TerrAscend with an exercise price of $5.95 per share held by RCC; (iii) 333,723 common share purchase warrants in the capital of TerrAscend with an exercise price of $6.49 per share held by RCC; and (iv) a loan receivable owing by TerrAscend Canada Inc. (“TerrAscend Canada”) to RCC. The securities in the capital of TerrAscend held by Canopy Growth are not currently convertible or exercisable and will not be convertible or exercisable until federal laws in the United States with respect to marijuana are amended. Pursuant to the RIV Arrangement, Canopy Growth also acquired (i) all of the Class A preferred shares in the capital of Les Serres Vert Cannabis Inc. (“Vert Mirabel”) held by RCC; and (vi) 143 common shares in the capital of Vert Mirabel, thereby increasing Canopy Growth’s ownership of the issued and outstanding common shares in the capital of Vert Mirabel to approximately 55%. In addition, all of the obligations of Tweed NB owing to RCC pursuant to a royalty agreement between the parties were terminated.

In exchange for the foregoing, Canopy Growth (i) surrendered 36,468,318 Class B multiple voting shares (“MVS”) and 15,223,938 Class A subordinate voting shares (“SVS”) in the capital of RIV Capital; (ii) made a cash payment to RCC of $115,000; and (iii) issued 3,647,902 Canopy Growth common shares to RCC. As a result, following completion of the RIV Arrangement, Canopy Growth no longer has any equity, debt or other interest in RIV Capital, and no longer has any representation on the RIV Capital board of directors.

Following completion of the RIV Arrangement, Canopy Growth now owns 38,890,570 TerrAscend Exchangeable Shares, an aggregate of 22,474,130 common share purchase warrants in the capital of TerrAscend (the “TerrAscend warrants”) and is deemed to own an aggregate of 1,072,450 common shares of TerrAscend that are subject to an option agreement entered into in January 2021 (the “TerrAscend Option”). Canopy Growth beneficially owns, and exercise control or direction over approximately 20% of the issued and outstanding TerrAscend common shares on a fully-diluted basis.

Following this transaction, Canopy Growth no longer controls RIV Capital, and Canopy Growth derecognized the consolidated assets and liabilities of RIV Capital from its consolidated financial statements at their carrying amounts. The derecognized assets and liabilities on February 23, 2021, were as follows:

Acquired assets
TerrAscend Exchangeable Shares	$291,500
TerrAscend warrants	32,000
Preferred shares in Vert Mirabel	22,600
Settlement of Tweed NB obligations to RCC	15,000
TerrAscend loan	10,000
Common shares in Vert Mirabel	9,075
Total acquired assets	$380,175
Consideration paid in shares	(170,284)
Consideration paid in cash	(115,000)
$94,891
Derecognition of RIV Capital net assets
Cash and cash equivalents	$37,801
Amounts receivable, net	4,327
Prepaid expenses and other assets	995
Equity method investments	5,114
Other financial assets	417,256
Property, plant and equipment	729
Intangible assets	86
Accounts payable	(22,038)
Other accrued expenses and liabilities	(1,703)
Other current liabilities	(32,653)
Other long-term liabilities	(303)
Noncontrolling interests and other	(315,144)
$94,467
Gain on completion of RIV Arrangement	$424

The gain calculated on the derecognition of RIV Capital’s assets and liabilities is the difference between the carrying amounts of the derecognized assets and liabilities of RIV Capital and the fair value of the consideration transferred, being the cash payment made to RCC in the amount of $115,000, the fair value of the Canopy Growth common shares issued to RCC, and the assets acquired.

7.  CASH AND CASH EQUIVALENTS

The components of cash and cash equivalents are as follows:

	March 31,	March 31,
	2021	2020
Cash	$436,588	$679,581
Cash equivalents	718,065	623,595
	$1,154,653	$1,303,176

8. SHORT-TERM INVESTMENTS

The components of short-term investments are as follows:

	March 31,	March 31,
	2021	2020
Term deposits	$463,824	$374,000
Government securities	136,620	226,087
Commercial paper and other	544,119	73,236
	$1,144,563	$673,323

The amortized cost of short-term investments at March 31, 2021 is $1,145,364 (March 31, 2020 – $673,022).

9. AMOUNTS RECEIVABLE, NET

The components of amounts receivable, net are as follows:

	March 31,	March 31,
	2021	2020
Accounts receivable, net	$67,106	$51,166
Interest receivable	5,140	10,303
Indirect taxes receivable	8,281	22,982
Other receivables	11,908	5,704
	$92,435	$90,155

Included in the accounts receivable, net balance at March 31, 2021 is an allowance for doubtful accounts of $1,411 (March 31, 2020 – $655).

10. INVENTORY

The components of inventory are as follows:

	March 31,	March 31,
	2021	2020
Raw materials, packaging supplies and consumables	$55,554	$75,507
Work in progress	223,652	255,934
Finished goods	88,773	59,645
	$367,979	$391,086

In the year ended March 31, 2021, the Company recorded write-downs related to inventory in cost of goods sold of $79,859 (year ended March 31, 2020 – $169,338), including charges of $25,985 (year ended March 31, 2020 – $132,089) associated with the strategic review, as described in Note 5.

11. PREPAID EXPENSES AND OTHER ASSETS

The components of prepaid and other assets are as follows:

	March 31,	March 31,
	2021	2020
Prepaid expenses	$28,349	$41,423
Deposits	18,316	7,773
Prepaid inventory	1,496	21,217
Other assets	19,071	14,681
	$67,232	$85,094

12.  PHARMHOUSE

PharmHouse Inc. (“PharmHouse”), a joint venture formed on May 7, 2018, between RIV Capital and 2615975 Ontario Limited (the “PharmHouse JV Partner”), is a company licensed to cultivate cannabis under the Cannabis Act. Upon completion of the RIV Arrangement on February 23, 2021, the Company no longer controlled RIV Capital and RIV Capital’s consolidated assets and liabilities were derecognized from the Company’s consolidated financial statements. The assets and liabilities that were derecognized include those described below in relation to RIV Capital’s investments in, and obligations with respect to, PharmHouse. Refer to Note 6 for further details on the RIV Arrangement.

CCAA Proceedings

During the year ended March 31, 2021, PharmHouse determined that the previously anticipated timeline to generate cash flows from its offtake agreements with the Company and TerrAscend Canada would not be met, and the ultimate timing and receipt of cash inflows pursuant to these agreements became uncertain. As a result of this, as well as broader sector-wide challenges impacting the Canadian cannabis industry, PharmHouse did not have sufficient liquidity and capital resources to meet its business objectives and became unable to meet its financial obligations as they became due.

Accordingly, on September 15, 2020, PharmHouse obtained an order (the “Initial Order”) from the Ontario Superior Court of Justice (the “Court”) granting PharmHouse creditor protection under the Companies’ Creditors Arrangement Act (“CCAA”) (the “CCAA Proceedings”). The Court appointed an independent professional services firm to act as the Monitor of PharmHouse in the CCAA Proceedings while PharmHouse explored a restructuring of its business and operations (the “Restructuring”).

On October 29, 2020, PharmHouse received approval from the Court to commence its Sale and Investor Solicitation Process (“SISP”). The SISP process concluded in March 2021, subsequent to the completion of the RIV Arrangement, when PharmHouse entered into a binding asset purchase agreement to sell various operating assets including its facility and certain equipment at the facility. The asset purchase agreement was approved by the Court in March 2021.

PharmHouse Recoverability Assessment

As a result of the CCAA Proceedings and the Restructuring, RIV Capital determined that there were indicators of impairment present for its investments in various PharmHouse-related financial assets.

RIV Capital performed impairment testing for its various PharmHouse-related financial assets by estimating the fair value of PharmHouse en bloc. Due to the lack of profitable operating history for PharmHouse as a cannabis entity, RIV Capital estimated the fair value of PharmHouse en bloc using an asset-based approach to value PharmHouse’s assets under an orderly liquidation scenario where cannabis operations are not continued at PharmHouse’s facility and the greenhouse is sold for purposes other than cannabis cultivation. This amount was then compared to the carrying values of the various PharmHouse-related financial instruments held by RIV Capital, in sequence based on the priority of claims on PharmHouse’s assets (the “PharmHouse Recoverability Assessment”). The significant components of this fair value analysis included PharmHouse’s greenhouse facility and retrofits, separable machinery and equipment, saleable inventory, and cash. Significant unobservable inputs used by RIV Capital to determine the fair value of PharmHouse’s assets include the selling price per square foot for PharmHouse’s greenhouse facility; the recoverability percentage on the liquidation of PharmHouse’s property, plant and equipment; the selling price per gram of PharmHouse’s existing cannabis inventory; and adjustments for the risk of fair value changes and liquidity. Based on the foregoing, the Company estimated the recoverable value of PharmHouse’s assets in an orderly liquidation scenario to be approximately $57,500.

The impact of the PharmHouse Recoverability Assessment on RIV Capital’s various PharmHouse-related financial instruments is described below.

PharmHouse Financial Guarantee

Prior to February 23, 2021, PharmHouse had entered into a syndicated credit agreement (as amended, the “PharmHouse Credit Agreement”) with a number of Canadian banks (the “PharmHouse Lenders”) to provide PharmHouse with a committed, non-revolving credit facility (the “PharmHouse Credit Facility”) with a maximum principal amount of $90,000, which was fully drawn. The obligations of PharmHouse under the PharmHouse Credit Facility are secured by guarantees of RIV Capital and RCC, and a pledge by RCC of all of the shares of PharmHouse held by it (the “PharmHouse Financial Guarantee”). Accordingly, if PharmHouse is not able to generate sufficient cash flows to service its obligations pursuant to the PharmHouse Credit Facility, RIV Capital and RCC may be required to compensate the PharmHouse Lenders for their loss incurred on the PharmHouse Credit Facility. The PharmHouse Credit Agreement also contains other covenants applicable to RIV Capital and RCC.

Based on the PharmHouse Recoverability Assessment described above, the Company determined that the fair value of PharmHouse’s assets under an orderly liquidation scenario where the facility is not used for cannabis operations may be less than the principal amount owed by PharmHouse pursuant to the PharmHouse Credit Facility. Accordingly, the Company estimated that, prior to February 23, 2021, it had a financial liability related to the PharmHouse Financial Guarantee, reflecting the estimated shortfall between the recoverable amount of PharmHouse en bloc and the Company’s exposure to the PharmHouse Credit Facility.

As at February 23, 2021, the Company estimated the current expected credit loss related to its contingent obligation under the PharmHouse Financial Guarantee to be $32,500, and recognized a financial liability for this amount in the consolidated balance sheet (March 31, 2020 – $nil). Upon completion of the RIV Arrangement on February 23, 2021, this liability was derecognized from the Company’s consolidated balance sheet. During the year ended March 31, 2021, the Company recognized an associated current expected credit loss of $32,500 in net income (loss) (years ended March 31, 2020 and 2019 – $nil).

Other financial assets, including loans receivable

Prior to February 23, 2021, RCC had advanced to PharmHouse (i) $40,000 of secured debt financing pursuant to a shareholder loan agreement (March 31, 2020 – $40,000); (ii) $2,450 pursuant to a secured demand promissory note (March 31, 2020 – $2,450); and (iii) $1,206 between August 4, 2020, and September 8, 2020 pursuant to an unsecured promissory note. the Company recognized these instruments as financial assets, initially recorded them at fair value and subsequently measured them at amortized cost. Additionally, pursuant to the Initial Order, RCC entered into an agreement to provide a super-priority, debtor-in-possession interim, non-revolving credit facility to PharmHouse (the “DIP Financing”), with a maximum principal amount available to be drawn by PharmHouse of $9,700, and a maturity date of February 28, 2021. As at February 23, 2021, RCC had advanced $9,300 pursuant to the DIP Financing.

As a result of the PharmHouse Recoverability Assessment described above, the Company recognized a current expected credit loss of $32,500 in the year ended March 31, 2021, related to its contingent obligation under the PharmHouse Financial Guarantee that existed prior to the completion of the RIV Arrangement on February 23, 2021 and the resulting derecognition of RIV Capital’s consolidated assets and liabilities. The Company also concluded that the following amounts, as described above, may not be recoverable: (i) $9,300 advanced pursuant to DIP Financing; (ii) $40,000 advanced under the shareholder loan agreement; (iii) $2,450 advanced under the secured demand promissory note; (iv) $1,206 advanced under the unsecured demand promissory note; and (v) $8,989 in interest receivable in relation to these financial instruments. Additionally, it was determined that certain advances in the amount of $15,000 provided to PharmHouse by the Company may not be recoverable, and costs of $35 were incurred associated with the Restructuring in the year ended March 31, 2021. Accordingly, the Company recorded expected credit losses on financial assets and related charges of $109,480 for the year ended March 31, 2021 (years ended March 31, 2020 and 2019 – $nil).

PharmHouse equity method investment

As at February 23, 2021, RCC owned 10,998,660 common shares of PharmHouse (March 31, 2020 – 10,998,660 common shares), representing a 49% equity interest on a non-diluted basis. RCC had not yet received any distributions on account of its common share investment in PharmHouse.

As a result of the PharmHouse Recoverability Assessment described above, the Company determined that there was an other-than-temporary-impairment and recognized an impairment charge for the full amount of its equity method investment of $32,369 (see Note 13) in the year ended March 31, 2021.

13.  EQUITY METHOD INVESTMENTS

The following tables present changes in the Company’s investments in associates that are accounted for using the equity method in the years ended March 31, 2021 and 2020:

			Balance at	Share of			Derecognition	Balance at
		Ownership	March 31,	net (loss)	Impairment	Derecognition	of RIV	March 31,
Entity	Instrument	percentage	2020	income	losses	of investment	Capital[1]	2021
PharmHouse[2]	Shares	49%	$37,025	$(4,656)	$(32,369)	$-	$-	$-
More Life	Shares	40%	10,300	-	(10,300)	-	-	-
CanapaR	Shares	49%	8,500	(500)	-	(8,000)		-
Other	Shares	18%-40%	10,018	(3,326)	(1,478)	-	(5,114)	100
			65,843	(8,482)	(44,147)	(8,000)	(5,114)	100

1Refer to Note 6 for information regarding the completion of the plan of arrangement with RIV Capital.

2Refer to Note 12 for information regarding PharmHouse.

			Balance at		Share			Balance at
		Ownership	March 31,		of net	Impairment	Derecognition	March 31,
Entity	Instrument	percentage	2019	Additions	loss	losses	of investment	2020
PharmHouse	Shares	49%	$39,278	$-	$(2,253)	$-	$-	$37,025
Agripharm	Shares	40%	36,127	-	(1,963)	(29,164)	-	5,000
More Life	Shares	40%	-	25,200	-	(14,900)	-	10,300
CanapaR	Shares	49%	18,062	-	(1,386)	(8,176)	-	8,500
BCT	Shares	47%	11,653	-	(385)	-	(11,268)	-
Other	Shares	18%-27%	7,265	5,135	(3,207)	(2,986)	(1,189)	5,018
			$112,385	$30,335	$(9,194)	$(55,226)	$(12,457)	$65,843

Where the Company does not have the same reporting date as its investees, the Company will account for its investment one quarter in arrears. Accordingly, certain of the figures in the above tables, including the Company’s share of the investee’s net income (loss), are based on the investees’ results for the years ended December 31, 2020 and December 31, 2019 (with respect to March 31, 2021 and March 31, 2020 balances) with adjustments for any signficant transactions.

Agripharm

In the year ended March 31, 2021, the Company recognized an impairment on its equity method investment in the amount of $1,478 (year ended March 31, 2020 – $29,164).

CHI and BCT

As described in Note 30, the Company acquired a controlling interest in Canopy Health Innovations Inc. (“CHI”) on August 3, 2018, resulting in the consolidation of CHI and its equity method investment, Beckley Canopy Therapeutics Limited (“BCT”). BCT is a cannabis research and development organization in the United Kingdom which had been formed through a collaboration agreement between CHI and Beckley Research and Innovations Limited and which gave the parties joint control over the arrangement and a 50% equity interest. As at the date of the CHI acquisition, in accordance with ASC 805 - Business Combinations (“ASC 805”), the Company calculated the fair value of the equity investment in BCT to be $8,563.

On September 28, 2018, BCT completed a private placement financing where the Company, indirectly through CHI, acquired additional common shares for $3,986. The Company’s participating share was diluted from 50% to 42.2%. The previously mentioned collaboration agreement remains in effect and management has concluded that CHI has maintained joint control over BCT.

On October 11, 2019, the Company acquired all of its unowned interests in BCT and Spectrum Biomedical UK. See Note 30(b)(iv).

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

Following this transaction, the Company no longer controlled 1955625 Ontario Inc. and the Company derecognized the assets and liabilities of 1955625 Ontario Inc. from its consolidated financial statements at their carrying amounts. Management has concluded that the subsidiary does not meet the definition of an operation and no goodwill was allocated. The derecognized assets and liabilities on November 7, 2019, were as follows:

Current assets	$100
Intangible assets	2,810
Net assets disposed	$2,910
Fair value of retained interest	25,200
Gain on disposal of consolidated entity	$22,290

The gain calculated on the derecognition of 1955625 Ontario Inc.’s assets and liabilities was the difference between the carrying amounts of the derecognized assets and liabilities of 1955625 Ontario Inc. and the fair value of the consideration received, being the fair value of the Company’s interest in More Life. This gain was recognized in other income (expense), net, in the year ended March 31, 2020. The fair value of this interest on the transaction date was estimated to be $25,200 which was determined using a discounted cash flow approach. The most significant inputs to the fair value measurement are the discount rate and expectations about future royalties.

As consideration for the 60% interest in More Life, certain entities that are controlled by Drake granted More Life the right to exclusively exploit certain intellectual property and brands in association with the growth, manufacture, production, marketing and sale of cannabis and cannabis-related products, accessories, merchandise and paraphernalia in Canada and internationally. More Life sublicensed such rights in Canada to Canopy Growth in exchange for royalty payments. On November 7, 2019, Canopy Growth recorded an intangible asset equal to the present value of the agreed minimum royalty payments. As part of the Company’s restructuring of its global operations in the year ended March 31, 2020, the Company recognized an impairment charge related to the remaining intangible assets in the amount of $32,717. The Company and More Life agreed to terminate the sublicense agreement between the two parties as of March 1, 2021, and as a result the Company derecognized the remaining minimum royalty obligations owing to More Life; refer to Note 20. The difference between the termination payment made by the Company to More Life and the remaining minimum royalty obligations was recorded in asset impairment and restructuring costs; refer to Note 5.

Through its ownership and other rights, the Company was determined to have significant influence over More Life and accounts for its interest in More Life using the equity method of accounting. The investment was initially recognized at its fair value of $25,200 and adjusted thereafter to recognize the Company’s share of net income (loss) and other comprehensive income (loss). The fair value of the Company’s interest in More Life was estimated to be $10,300 at March 31, 2020 using the same valuation techniques and inputs as described above. As at March 31, 2021, as a result of the termination of the sublicense agreement between the Company and More Life, the Company determined that the fair value of its’ interest in More Life was $nil, and accordingly, the Company recognized an impairment on its equity method investment in the amount of $10,300 in the year ended March 31, 2021 (year ended March 31, 2020 – $14,900) as part of the restructuring of its global operations. See Note 5 for further information.

Since Canopy Growth controls the facility and the inventory grown at that facility, the property, plant and equipment at the facility and the related inventory have continued being recorded as assets of Canopy Growth since November 7, 2019.

The following tables present current and non-current assets, current and non-current liabilities as well as revenues and net loss of the Company’s equity method investments as at and for the years ended December 31, 2020 and 2019, respectively:

	Current	Non-current	Current	Non-current
Entity	assets	assets	liabilities	liabilities	Revenue	Net loss
Other	$4,895	$25,051	$29,830	$1,605	$3,705	$(10,033)

	Current	Non-current	Current	Non-current
Entity	assets	assets	liabilities	liabilities	Revenue	Net loss
PharmHouse	$5,584	$163,888	$65,765	$87,659	$219	$(4,665)
Agripharm	9,565	68,608	25,776	-	5,093	(8,668)
CanapaR	15,232	10,277	1,722	-	425	(2,624)
Other	10,980	22,338	3,187	10,600	7,022	(10,322)
	$41,361	$265,111	$96,450	$98,259	$12,759	$(26,279)

14. OTHER FINANCIAL ASSETS

The following tables outline changes in other financial assets. Additional details on how the fair value of significant investments are calculated are included in Note 26.

							Exercise of
					Foreign		options /
		Balance at			currency	Allowance	disposal	Derecognition	Balance at
		March 31,		Fair value	translation	for expected	of shares /	of RIV	March 31,
Entity	Instrument	2020	Additions	changes	adjustments	credit losses	repayments	Capital[1]	2021
TerrAscend Exchangeable Shares	Exchangeable shares	$47,000	$-	$338,000	$-	$-	$-	$-	$385,000
TerrAscend Canada - October 2019	Term loan / debenture	9,520	8,579	(7,859)	-	-	-	-	10,240
TerrAscend Canada - March 2020	Term loan / debenture	44,300	-	16,942	-	-	(4,912)	-	56,330
Arise Bioscience	Term loan / debenture	-	11,758	1,489	(170)	-	-	-	13,077
TerrAscend - October 2019	Warrants	804	4,315	12,131	-	-	-	-	17,250
TerrAscend - March 2020	Warrants	24,200	-	128,710	-	-	-	-	152,910
TerrAscend - December 2020	Warrants	-	13,720	(480)	-	-	-	-	13,240
TerrAscend	Option	-	13,445	(2,845)	-	-	-	-	10,600
Acreage Hempco[2]	Debenture	-	66,995	(37,026)	(2,521)	-	-	-	27,448
SLANG	Warrants	3,500	-	5,900	-	-	-	-	9,400
PharmHouse[3]	Loan receivable	40,000	-	-	-	(40,000)	-	-	-
ZeaKal	Shares	14,186	-	(1,486)	-	-	-	(12,700)	-
Agripharm	Royalty interest	12,600	-	(7,200)	-	-	-	(5,400)	-
Greenhouse	Convertible debenture	10,517	-	(4,117)	-	-	(1,300)	(5,100)	-
Other - at fair value through net income (loss)	Various	28,478	11,251	(7,052)	-	-	(4,234)	(22,956)	5,487
Other - classified as held for investment	Loan receivable	14,148	11,106	-	-	(12,956)	(5,113)	-	7,185
		$249,253	$141,169	$435,107	$(2,691)	$(52,956)	$(15,559)	$(46,156)	$708,167

1Refer to Note 6 for information regarding the completion of the plan of arrangement with RIV Capital.

2Refer to Note 31 for information regarding Acreage Hempco.

3Refer to Note 12 for information regarding PharmHouse.

					Exercise of
		Balance at			options /	Balance at
		March 31,		Fair value	disposal	March 31,
Entity	Instrument	2019	Additions	changes	of shares	2020
TerrAscend	Exchangeable shares	$160,000	$-	$(113,000)	$-	$47,000
TerrAscend	Warrants	-	28,016	(3,012)	-	25,004
TerrAscend Canada	Term loan / debenture	-	65,653	(11,833)	-	53,820
PharmHouse	Loan receivable	40,000	-	-	-	40,000
Agripharm	Royalty interest	10,254	8,000	(5,654)	-	12,600
ZeaKal	Shares	-	13,487	699	-	14,186
Greenhouse	Convertible debenture	5,944	3,000	1,573	-	10,517
SLANG	Warrants	44,000	-	(40,500)	-	3,500
Other - classified as fair value through net income (loss)	Various	91,816	6,909	(69,255)	(10,475)	18,995
Other - elected as fair value through net income (loss)	Various	9,564	3,127	(2,983)	(225)	9,483
Other - classified as held for investment	Loan receivable	1,849	12,400	-	(101)	14,148
		$363,427	$140,592	$(243,965)	$(10,801)	$249,253

TerrAscend Exchangeable Shares

TerrAscend is a publicly traded licensed producer. On December 8, 2017, the Company subscribed for TerrAscend units which included one common share and one warrant. The Company allocated the purchase price to the shares and warrants based on their relative fair values, in the amount of $13,460 and $7,540 respectively. On November 27, 2017, the Company acquired additional TerrAscend shares and following these transactions, the Company owned 24% of the issued and outstanding shares of TerrAscend and the Company concluded it had significant influence over TerrAscend and accounted for its investment using the equity method.

On November 30, 2018, TerrAscend completed the restructuring of its share capital by way of a plan of arrangement (“Arrangement”), pursuant to which the Company exercised its warrants for no cash consideration. After giving effect to the exercise of the warrants the Company held common shares of TerrAscend which were exchanged pursuant to the Arrangement for new TerrAscend Exchangeable Shares. The TerrAscend Exchangeable Shares would only become convertible into common shares following changes in U.S. federal laws regarding the cultivation, distribution or possession of cannabis, the compliance of TerrAscend with such laws and the approval of the various securities exchanges upon which the issuer’s securities are listed (the “TerrAscend Triggering Event”). The TerrAscend Exchangeable Shares are not transferrable or monetizable until exchanged into common shares. In the interim, the Company will not be entitled to voting rights, dividends or other rights upon dissolution of TerrAscend. As a result, the Company no longer has significant influence over TerrAscend and ceased using the equity method.

On November 30, 2018 the Company derecognized its investment in the common shares which were being accounted for using the equity method and recognized the TerrAscend Exchangeable Shares. The Company recognized a net gain of $8,678 in other (expense) income, net on the derecognition of the equity investment. The Company accounts for its investment in the TerrAscend Exchangeable Shares at fair value with any changes recorded in other income (expense).

Upon initial recognition, the fair value of the Company’s investment in the TerrAscend Exchangeable Shares was estimated to be $135,000. At March 31, 2021 the fair value of the Company’s investment in the TerrAscend Exchangeable Shares was estimated to be $385,000 (March 31, 2020 – $47,000) with a gain of $338,000 recorded in other income (expense), net in the year ended March 31, 2021 (year ended March 31, 2020 – a loss of $113,000, year ended March 31, 2019 – a gain of $25,000). See Note 6 for information regarding the completion of the plan of arrangement with RIV Capital, which included the acquisition, by Canopy Growth, of the TerrAscend Exchangeable Shares held by RCC. Additionally, see Note 26 for additional details on how the fair value of the Company’s investment is calculated on a recurring basis.

TerrAscend Canada

On October 2, 2019, RIV Capital completed a $13,243 (US$10,000) investment in TerrAscend Canada, a wholly-owned subsidiary of TerrAscend, which included a term loan with a fair value of $10,853 and TerrAscend warrants with a fair value of $2,390. As of March 31, 2021, the fair value of the term loan was $10,240 (March 31, 2020 – $9,520), and the fair value of the warrants was $17,250 (March 31, 2020 – $804). As part of the completion of the plan of arrangement with RIV Capital, as described in Note 6, Canopy Growth acquired these securities from RCC. The non-cash additions in respect to these investments represents the inherent deferred tax liability on the initial acquisition of the assets from RIV Capital, as the accounting carrying value of the assets exceeds the tax basis.

On March 11, 2020, Canopy Growth completed an $80,526 investment in TerrAscend Canada. The investment includes a secured debenture (the "debenture") for $80,526, that matures the earliest of (i) March 10, 2030 and (ii) the later of March 10, 2025 and the date that is 24 months following the date that is the TerrAscend Triggering Event. The debenture bears interest at a rate of 6.1% and is payable annually.

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

At issuance, the term loan had a fair value of $54,800 and the Warrants had a fair value of $25,626 with $100 of related transaction costs expensed. As of March 31, 2021, the fair value of the debenture was $56,330 (March 31, 2020 – $44,300) and the Warrants had a fair value of $152,910 (March 31, 2020 – $24,200). See Note 26 for additional details on how the fair value of the Company’s investment is calculated on a recurring basis.

Arise Bioscience

On December 10, 2020, the Company entered into a loan financing agreement with Arise Bioscience, Inc. (“Arise Bioscience”), a wholly owned subsidiary of TerrAscend. The investment is in the amount of US$20,000 ($25,478) (the “Loan”) pursuant to a secured debenture (the “Arise Debenture”). The Arise Debenture bears interest at a rate of 6.1% and is payable beginning in the fourth year after its issuance. The Arise Debenture will mature on December 10, 2030.

In connection with the Loan, TerrAscend issued 2,105,718 common share purchase warrants to the Company (the “Additional Warrants”). 1,926,983 Additional Warrants are exercisable at a price of $15.28 per share, and expire on December 10, 2030. 178,735 Additional Warrants are exercisable at a price of $17.19 per share, and expire on December 10, 2031. The Additional Warrants will be exercisable by the Company following the TerrAscend Triggering Event. The Loan is repayable by Arise Bioscience at any time.

At issuance, the Arise Debenture had a fair value of $11,758 and the Additional Warrants had a fair value of $13,720. As of March 31, 2021, the Arise Debenture had a fair value of $13,077 and the Additional Warrants had a fair value of $13,240. See Note 26 for additional details on how the fair value of the Company’s investment is calculated on a recurring basis.

TerrAscend Option

On January 13, 2021, the Company entered into the TerrAscend Option to purchase 1,072,450 common shares of TerrAscend for aggregate consideration of US$10,529 ($13,445). At March 31, 2021 the fair value of the TerrAscend Option was estimated to be $10,600. See Note 26 for additional details on how the fair value of the Company’s investment is calculated on a recurring basis.

SLANG

SLANG Worldwide Inc. (“SLANG”) is a cannabis-focused branded consumer products company which is listed on the Canadian Securities Exchange (“CSE”). The Company holds share purchase warrants which allow it to acquire shares of SLANG on the occurrence of the triggering event, as defined below, provided the Company enters into a collaboration agreement with SLANG at the time of exercise. The number and exercise price of the share purchase warrants is dependent on the financings completed by SLANG up until the point of exercise. The triggering event is the date the growth, cultivation, production, sale, use and consumption of cannabis and cannabis-related products are permitted in the U.S. for any and all purposes under all applicable federal laws. The warrants expire the earlier of two years following the triggering event and December 15, 2032.

As at March 31, 2021, the share purchase warrants would provide the Company with the right to acquire:

•	31,619,975 shares for an aggregate exercise price of one dollar
•	11,602,370 shares at an exercise price of $1.50 per share
•	5,801,184 shares at an exercise price of $2.25 per share

As at March 31, 2021, management has estimated the fair value of the warrant at to be $9,400 (March 31, 2020 – $3,500), and a gain of $5,900 was recorded in other income (expense), net in the year ended March 31, 2021 (year ended March 31, 2020 – a loss of $40,500, year ended March 31, 2019 – a gain of $4,000). See Note 26 for additional details on how the fair value of the Company’s investment is calculated on a recurring basis.

ZeaKal

On June 14, 2019, RIV Capital acquired 248,473 preferred shares of ZeaKal, Inc. (“ZeaKal”), a California-based plant science company, for $13,487 which represents a 9% equity interest on a fully diluted basis. See Note 26 for additional details on how the fair value of the Company’s investment is calculated on a recurring basis. During the year ended March 31, 2021, a fair value loss of $1,486 was recognized in other income (expense), net (year ended March 31, 2020 – a gain of $699). As part of the completion of the plan of arrangement with RIV Capital, as described in Note 6, Canopy Growth no longer holds this investment.

Agripharm

RIV Capital advanced $8,000 to Agripharm under a royalty agreement during the year ended March 31, 2020. During the year ended March 31, 2021, a fair value loss of $7,200 was recognized in other income (expense), net (year ended March 31, 2020 – a loss of $5,654). As part of the completion of the plan of arrangement with RIV Capital, as described in Note 6, Canopy Growth no longer holds this investment.

Greenhouse

On January 14, 2019, RIV Capital invested $6,000 in 10831425 Canada Ltd. (“Greenhouse”), an organic, plant-based beverage producer and distributor, pursuant to a senior secured convertible debenture agreement (“Greenhouse Secured Debenture”). As part of the investment, the Company also committed to invest an additional $3,000 in Greenhouse pursuant to an unsecured convertible debenture agreement (the “Greenhouse Unsecured Debenture”) and received preferred share purchase warrants and a control warrant. The Company is required to exercise $3,000 in preferred share purchase warrants upon achievement of future revenue targets. On May 1, 2019, the Company advanced $3,000 to Greenhouse pursuant to the Greenhouse Unsecured Debenture. The Greenhouse Secured Debenture, Greenhouse Unsecured Debenture, and warrants are currently exercisable and, if exercised, would together represent approximately 26% of the equity of Greenhouse on a fully diluted basis. In connection with its original investment in Greenhouse, the Company also owns an additional warrant that, if exercised, would increase its ownership interest in Greenhouse to 51%. See Note 26 for additional details on how the fair value of the Company’s investment is calculated on a recurring basis.

During the year ended March 31, 2021, a fair value loss of $4,117 was recognized in other income (expense), net (year ended March 31, 2020 – a gain of $1,573). As part of the completion of the plan of arrangement with RIV Capital, as described in Note 6, Canopy Growth no longer holds this investment.

15. PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment are as follows:

	March 31,	March 31,
	2021	2020
Buildings and greenhouses	$651,166	$876,732
Production and warehouse equipment	216,925	300,666
Leasehold improvements	106,837	75,964
Land	34,747	65,003
Office and lab equipment	30,546	29,978
Computer equipment	26,431	30,744
Right-of-use-assets
Buildings and greenhouses	100,517	169,754
Production and warehouse equipment	530	927
Assets in process	129,428	365,644
	1,297,127	1,915,412
Less: Accumulated depreciation	(222,590)	(390,609)
	$1,074,537	$1,524,803

Depreciation expense included in cost of goods sold for the year ended March 31, 2021 is $51,737 (year ended March 31, 2020 – $52,249, year ended March 31, 2019 – $25,373). Depreciation expense included in selling, general and administrative expenses for the year ended March 31, 2021 is $19,177 (year ended March 31, 2020 – $21,467, year ended March 31, 2019 – $4,689).

See Note 5 for information on the impairment and abandonment of property, plant and equipment that resulted in charges in the amount of $426,748 that the Company recognized as part of its restructuring actions in the year ended March 31, 2021 (year ended March 31, 2020 – $334,964).

16. INTANGIBLE ASSETS

The components of intangible assets are as follows:

	March 31, 2021		March 31, 2020
	Gross	Net	Gross	Net
	Carrying	Carrying	Carrying	Carrying
	Amount	Amount	Amount	Amount
Finite lived intangible assets
Licensed brands	$21,812	$8,894	$66,227	$53,797
Distribution channel	73,756	35,176	74,768	47,117
Health Canada and operating licenses	-	-	63,631	57,250
Intellectual property	221,288	176,005	240,386	215,044
Software and domain names	18,648	10,799	16,056	10,013
Amortizable intangibles in process	1,952	1,952	9,590	9,590
Total	$337,456	$232,826	$470,658	$392,811

Indefinite lived intangible assets
Operating licenses		$8,000		$7,000
Acquired brands		67,341		76,555
Total intangible assets		$308,167		$476,366

Amortization expense included in cost of goods sold for the year ended March 31, 2021 is $80 (year ended March 31, 2020 – $1,030, year ended March 31, 2019 – $35). Amortization expense included in selling, general and administrative expenses for the year ended March 31, 2021 is $56,124 (year ended March 31, 2020 – $50,267, year ended March 31, 2019 – $16,821).

Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

2022	$25,188
2023	$17,808
2024	$17,744
2025	$16,694
2026	$13,129
Thereafter	$142,263

See Note 5 for information on (i) the abandonment of intangible assets that resulted in charges in the amount of $54,511 that the Company recognized as part of its restructuring actions in the year ended March 31, 2021 (year ended March 31, 2020 – $192,987) and (ii) impairment charges of $6,634 in the year ended March 31, 2021 (year ended March 31, 2020 – $54,020).

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

The transaction was determined to be an asset acquisition under ASC 805 as DCL did not meet the definition of a business. A relative fair value approach was taken for allocating the consideration to the acquired assets and liabilities. This resulted in a value of $30,421 allocated to the operating license and a related $3,042 deferred income tax liability. The remaining assets and liabilities were not significant. The operating license was not being amortized as the Company concluded that it had an indefinite useful life.

As part of the Company’s restructuring of its global operations in the year ended March 31, 2020 (see Note 5), the Company exited its operations in South Africa and Lesotho by transferring ownership of all of its African operations to a local business, with the transaction closing subsequent to March 31, 2020. Accordingly, the remaining intangible asset associated with the operating license acquired from DCL was impaired as at March 31, 2020 and the resulting charge is included in the restructuring-related impairment charge noted above. Additionally, the Company accelerated the share-based compensation expense relating to the unvested milestones described above, and recognized share-based compensation of $215 in the year ended March 31, 2020.

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

The operating license was not being amortized as the Company concluded that it had an indefinite useful life.

As part of the Company’s restructuring of its global operations in the year ended March 31, 2020 (see Note 5), the Company ceased operations at the cultivation facility in Colombia. Accordingly, the operating license acquired from Spectrum Colombia was abandoned as at March 31, 2020 and the difference between the carrying value and expected salvage value is included in restructuring charges. Additionally, the Company accelerated the share-based compensation expense relating to certain of the unvested milestones associated with the acquisitions of Spectrum Colombia and Canindica, and recognized share-based compensation of $32,479 in the year ended March 31, 2020.

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

The acquisition of Cafina was determined to be an asset acquisition under ASC 805 as it did not meet the definition of a business. A relative fair value approach was taken for allocating the consideration to the acquired assets and liabilities. This resulted in a value of $58,467 allocated to the operating license and a related $14,617 deferred income tax liability. The remaining assets and liabilities were not significant. The operating license was not being amortized as the Company concluded that it had an indefinite useful life.

As part of the Company’s restructuring of its global operations in the year ended March 31, 2020 (see Note 5), the Company abandoned the operating license acquired from Cafina and the difference between the carrying value and expected salvage value is included in restructuring charges.

17. GOODWILL

The changes in the carrying amount of goodwill are as follows:

Balance, March 31, 2019	$1,489,859
Purchase accounting allocations	443,724
Finalization of Storz & Bickel purchase price allocation	(24,990)
Foreign currency translation adjustments	45,878
Balance, March 31, 2020	1,954,471
Foreign currency translation adjustments	(65,117)
Balance, March 31, 2021	$1,889,354

18. OTHER ACCRUED EXPENSES AND LIABILITIES

The components of other accrued expenses and liabilities are as follows:

	March 31,	March 31,
	2021	2020
Property, plant and equipment	$3,978	$1,173
Professional fees	7,719	7,677
Employee compensation	47,137	33,415
Other	41,979	22,729
	$100,813	$64,994

19.  DEBT

The components of debt are as follows:

		March 31,	March 31,
	Maturity Date	2021	2020
Convertible senior notes at 4.25% interest with semi-annual interest payments	July 15, 2023
Principal amount		$600,000	$600,000
Accrued interest		5,664	5,454
Non-credit risk fair value adjustment		109,710	(27,120)
Credit risk fair value adjustment		(27,960)	(128,130)
		687,414	450,204
Credit facility	March 18, 2026	891,677	-
Transferred receivables, bearing interest rate of EURIBOR plus 0.850%		-	4,678
Other revolving debt facility, loan, and financings		3,872	10,533
		1,582,963	465,415
Less: current portion		(9,827)	(16,393)
Long-term portion		$1,573,136	$449,022

Credit Facility

On March 18, 2021, the Company entered into a credit agreement (the “Credit Agreement”) providing for a five-year, first lien senior secured term loan facility in an aggregate principal amount of US$750,000 (the “Credit Facility”). The Company also has the ability to obtain up to an additional US$500,000 of incremental senior secured debt pursuant to the Credit Agreement.

The Credit Facility has no principal payments, matures on March 18, 2026, has a coupon of LIBOR plus 8.50% and is subject to a LIBOR floor of 1.00%. In the event that LIBOR can no longer be adequately ascertained or is no longer available, an alternative rate as permitted under the Credit Agreement will be used. The Company’s obligations under the Credit Facility are guaranteed by material wholly-owned Canadian and U.S. subsidiaries of the Company. The Credit Facility is secured by substantially all of these assets, including material real property, of the borrowers and each of the guarantors. The Credit Agreement contains representations and warranties, and affirmative and negative covenants, including a financial covenant requiring minimum liquidity of US$200,000 at the end of each fiscal quarter.

The proceeds from the Credit Facility were $893,160, and the carrying amount is reflected net of financing costs.

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

The overall change in fair value of the Notes during the years ended March 31, 2021 and March 31, 2020 was an increase of $237,210 and a decrease of $385,500, respectively, which included contractual interest of $25,710 and $25,500, respectively. Refer to Note 26 for additional details on how the fair value of the Notes is calculated.

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

Transferred receivables

The carrying amount of the transferred receivables include receivables which are subject to a factoring arrangement. Under this agreement, C3 has transferred the relevant receivables to PB Factoring GmbH in exchange for cash. The transferred receivables to PB Factoring GmbH are $nil (March 31, 2020 – $4,851) and the associated secured borrowing is $nil (March 31, 2020 – $4,678). The factoring arrangement with PB Factoring GmbH was repaid and subsequently terminated effective December 31, 2020.

Other revolving debt facility, loans, and financings

On August 13, 2019 the Company, through its wholly owned subsidiary, Tweed Farms Inc., entered into a $40,000 revolving debt facility with Farm Credit Canada (“FCC”). This debt facility replaced the previous loans with FCC. The extinguishment of $4,912 in previous FCC debt resulted in no gain or loss.

The current outstanding balance of the FCC debt facility is $nil (March 31, 2020 – $5,268) with an interest rate of 3.45%, or FCC prime rate plus 1.0%, and matures on September 3, 2024.

The FCC debt facility is secured by a first charge on the properties in Niagara-on-the-Lake, Ontario, a corporate guarantee from the Company, and a general corporate security agreement.

Debt payments

As of March 31, 2021, the required principal repayments under long-term debt obligations for each of the five succeeding fiscal years and thereafter are as follows:

2022	$924
2023	921
2024	600,921
2025	921
2026	942,380
Thereafter	-
$1,546,067

20. OTHER LIABILITIES

The components of other liabilities are as follows:

	As at March 31, 2021			As at March 31, 2020
	Current	Long-term	Total	Current	Long-term	Total
Acquisition consideration related liabilities	$16,577	$7,808	$24,385	$104,028	$9,791	$113,819
Lease liabilities	42,061	94,164	136,225	40,356	120,047	160,403
Minimum royalty obligations	1,005	1,751	2,756	9,368	50,445	59,813
Refund liability	6,441	-	6,441	17,586	-	17,586
Settlement liabilities and other	40,344	3,517	43,861	44,471	10,377	54,848
	$106,428	$107,240	$213,668	$215,809	$190,660	$406,469

In March 2021, the Company and More Life agreed to terminate the sublicense agreement between the two parties, and as a result the Company derecognized the remaining minimum royalty obligations owing to More Life in the amount of $33,681; refer to Note 13.

In March 2021, as part of its rationalization of certain licensing arrangements, the Company terminated a licensing agreement with a third party and, as a result, derecognized the remaining minimum royalty obligations owing to the third party in the amount of $18,810.

21. REDEEMABLE NONCONTROLLING INTEREST

The net change in the redeemable noncontrolling interests is as follows:

	BC Tweed	Vert Mirabel	BioSteel	Total
As at March 31, 2018	$56,300	$4,850	$-	$61,150
Income attributable to noncontrolling interest	-	2,885	-	2,885
Adjustments to redemption amount	16,300	(1,335)	-	14,965
Purchase of redeemable noncontrolling interest	(72,600)	-	-	(72,600)
As at March 31, 2019	-	6,400	-	6,400
Initial recognition of noncontrolling interest	-	-	18,733	18,733
Income (loss) attributable to noncontrolling interest	-	8,220	(1,731)	6,489
Adjustments to redemption amount	-	5,630	32,498	38,128
As at March 31, 2020	-	20,250	49,500	69,750
Net loss attributable to redeemable noncontrolling interest	-	(11,906)	(6,171)	(18,077)
Adjustments to redemption amount	-	3,156	80,471	83,627
As at March 31, 2021	$-	$11,500	$123,800	$135,300

22. SHARE CAPITAL

CANOPY GROWTH

Authorized

An unlimited number of common shares.

(i) Equity financings

There were no equity financings during the years ended March 31, 2021 and 2020.

On November 1, 2018, the Company issued 104,500,000 common shares from treasury and two tranches of warrants to CBI in exchange for proceeds of $5,072,500. The first tranche warrants, being the Tranche A Warrants, will allow CBI to acquire 88.5 million additional common shares of Canopy Growth for a fixed price of $50.40 per share. The second tranche warrants, being the Original Tranche B Warrants, allows CBI to acquire 51.3 million additional common shares at a price equal to the 5-day volume weighted average price of the common shares on the Toronto Stock Exchange (“TSX”) at the time of exercise. The Original Tranche B Warrants can only be exercised after the Tranche A Warrants have been exercised. The Tranche A Warrants vested immediately upon closing of the transaction and the Original Tranche B Warrants become exercisable once the Tranche A Warrants have been exercised. The Tranche A Warrants and the Original Tranche B Warrants had an initial expiry date of November 1, 2021, which was subsequently extended to November 1, 2023, in the case of the Tranche A Warrants and November 1, 2026, in the case of the Original Tranche B Warrants (as reclassified as the Tranche B Warrants and the Tranche C Warrants).

The proceeds of the common share issuance were allocated to the common shares and Tranche A Warrants based on their relative fair values in the amount of $3,567,149 and $1,505,351, respectively. The fair value of the common shares was determined using the closing price on October 31, 2018, and the fair value of the warrants was determined using a Black-Scholes model. Share issuance costs of $8,509 were allocated to the common shares and $3,591 to the warrants. Since the Original Tranche B Warrants were initially issued with an exercise price equal to the 5-day volume weighted average price immediately prior to exercise, they fail the ‘fixed for fixed’ criterion and were classified as a derivative liability. Management has estimated that the value of this liability is nominal, and no value was allocated to the Original Tranche B Warrants. The Tranche A Warrants and Original Tranche B Warrants were subsequently modified on June 27, 2019, refer to Note 31 for additional details.

(ii) Other issuances of common shares

During the year ended March 31, 2021, the Company issued the following shares, net of share issuance costs, as a result of business combinations, milestones being met, and other equity-settled transactions:

	Number of shares	Share capital	Share based reserve
Completion of acquisition milestones	2,598,978	$46,903	$(19,059)
Other issuances	449,729	14,906	(14,894)
Total	3,048,707	$61,809	$(33,953)

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

During the year ended March 31, 2019, the Company issued the following shares, net of share issuance costs, as a result of business combinations, milestones being met, and other equity-settled transactions:

	Number of shares	Share capital	Share based reserve
Hiku	7,943,123	$543,616	$-
BC Tweed NCI	6,353,438	244,100	223,036
ebbu	5,275,005	233,802	29,880
CHI	3,076,941	97,832	-
Spectrum Colombia	1,193,237	46,018	-
Completion of acquisition milestones	2,455,446	45,277	(45,310)
DCL	666,362	24,644	1,956
Other issuances	897,079	28,984	(6,927)
Total	27,860,631	$1,264,273	$202,635

(iii) Warrants

	Number of whole warrants	Average exercise price	Warrant value
Balance outstanding at March 31, 2018	18,912,012	$12.96	$70,455
Issuance of warrants	88,472,861	50.40	1,501,760
Replacement warrants granted through Hiku acquisition	920,452	41.28	30,611
Exercise of warrants	(457,002)	41.12	(12,901)
Expiry of warrants	(1)	3.80	-
Balance outstanding at March 31, 2019	107,848,322	$43.80	$1,589,925
Tranche A warrant modification	-	-	1,049,153
Issuance of Tranche B warrants	38,454,444	76.68	-
Other issuance of warrants	9,200	32.83	359
Exercise of warrants	(12,523)	35.55	(486)
Balance outstanding at March 31, 2020[1]	146,299,443	$52.44	$2,638,951
Exercise of warrants	(18,882,927)	12.98	(70,513)
Expiry of warrants	(343,380)	41.49	-
Balance outstanding at March 31, 2021[1]	127,073,136	$58.33	$2,568,438

1 This balance excludes the Tranche C Warrants, which represent a derivative liability and have nominal value, see note 31.

RIV CAPITAL

Completion of RIV Arrangement

The RIV Arrangement was completed on February 23, 2021. Pursuant to the RIV Arrangement, Canopy Growth surrendered 36,468,318 MVS and 15,223,938 SVS in the capital of RIV Capital and as a result held no MVS (March 31, 2020 – 36,468,318) and no SVS (March 31, 2020 – 15,223,938). The Company’s MVS and SVS holdings at March 31, 2020 represented a 27.3% ownership interest and 84.4% voting interest in RIV Capital at that time. The voting rights allowed the Company to direct the relevant activities of RIV Capital such that the Company had control over RIV Capital until the completion of the RIV Arrangement on February 23, 2021, and RIV Capital was consolidated in these financial statements until that date. Upon completion of the RIV Arrangement, the Company no longer controlled RIV Capital, and the Company derecognized RIV Capital’s consolidated assets and liabilities from its consolidated financial statements.

Share buyback

On April 2, 2020, RIV Capital received approval from the TSX to commence a normal course issuer bid (“NCIB”) to purchase up to 10,409,961 SVS, representing 10% of RIV Capital’s issued and outstanding SVS, in the open market or as otherwise permitted by the TSX, subject to the normal terms and limitations of such bids. The NCIB expired on April 1, 2021.

Daily purchases were limited to 70,653 SVS, representing 25% of the average daily trading volume on the TSX over a specified period. The NCIB was utilized at the sole discretion of RIV Capital, with no contractual obligation to purchase any specified number of shares. All SVS purchases made by RIV Capital under the NCIB were funded out of RIV Capital’s working capital and were cancelled immediately.

During the year ended March 31, 2021, RIV Capital repurchased and cancelled a total of 273,300 SVS under the NCIB program for $307, at a weighted average acquisition price of $1.11 per share.

Financings

Year ended March 31, 2021

There were no financings during the year ended March 31, 2021, other than the release of shares related to share purchase financings as noted above.

Year ended March 31, 2020

There were no financings during the year ended March 31, 2020, other than the release of shares related to share purchase financings as noted above.

Year ended March 31, 2019

On April 6, 2018, RIV Capital completed a non-brokered private placement of 454,545 Class B Shares for aggregate gross proceeds of $500 and share issuance costs of $nil.

On July 6, 2018, RIV Capital completed a private placement offering, pursuant to which RIV Capital issued an aggregate of 29,774,857 subscription receipts at a price of $3.50 per subscription receipt for gross proceeds of $104,212, including $15,050 invested by the Company. RIV Capital issued 28,792,000 subscription receipts pursuant to a brokered offering and 982,857 subscription receipts on a non-brokered basis. Funds from the private placement were placed in escrow pending the completion of the reverse takeover (“RTO”) with AIM2 Ventures Inc. (“AIM2”), defined as the Qualifying Transaction. Share issue costs of $3,371 were incurred as part of this private placement offering, which have been deducted from the carrying value of the noncontrolling interest.

On September 17, 2018 RIV Capital completed the RTO, the funds were released from escrow and RIV Capital began trading on the TSX Venture Exchange.

Since AIM2 does not have the inputs and processes capable of producing outputs that are necessary to meet the definition of a business as defined by ASC 805, the RTO has been accounted for under ASC 718 - Stock-based compensation. Accordingly, the RTO has been accounted for at the fair value of the equity instruments granted by the shareholders of RIV Capital to the shareholders and option holders of AIM2. Consideration paid by the acquirer of $1,353 is measured at the fair value of the equity issued to the shareholders of AIM2 (361,377 shares at $3.50 per share, 36,137 options with a fair value of $89 calculated using a Black-Scholes option pricing model and 18,821 broker warrants measured using the Black-Scholes option pricing model), with the excess amount above the fair value of the net assets acquired, treated as a reduction to equity.

The assets acquired and liabilities assumed at their fair value on the acquisition date are as follows.

Amount
Consideration	$1,353
Cash acquired	584
Difference to deficit	769

On February 27, 2019, RIV Capital completed a brokered equity financing pursuant to which a syndicate of underwriters purchased 13,225,000 SVS of RIV Capital on a bought deal basis at a price of $4.80 per SVS (the “Issue Price”) for gross proceeds of approximately $63,479 (the “Bought Deal”). Concurrent with the Bought Deal, the Company purchased 6,250,000 SVS on a private placement basis, at a price per SVS equal to the Issue Price for additional gross proceeds of approximately $30,000. Share issuance costs of $2,979 were paid in connection with the offering.

Associated with the July 2018 and February 2019 financings, an amount of $5,246 has been recorded as an increase in equity attributable to the parent which represents the change in the carrying amount of the noncontrolling interest as a result of the difference between the consideration paid and the net assets acquired and the dilution of Canopy Growth’s ownership interest.

23. SHARE-BASED COMPENSATION

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

Under the Omnibus Plan, the maximum number of shares issuable from treasury pursuant to Awards shall not exceed 15% of the total outstanding shares from time to time less the number of shares issuable pursuant to all other security-based compensation arrangements of the Company. The maximum number of common shares reserved for Awards is 57,431,277 at March 31, 2021 (March 31, 2020 – 52,516,939). As of March 31, 2021, the only Awards issued have been options and RSUs under the Omnibus Plan.

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

The Employee Share Purchase Plan (the “Purchase Plan”) is the Company’s only other share-based compensation arrangement. Under the Purchase Plan, the aggregate number of common shares that may be issued is 600,000, and the maximum number of common shares which may be issued in any one fiscal year shall not exceed 300,000. As of March 31, 2021, 37,312 common shares have been issued under the Purchase Plan.

The following is a summary of the changes in the Company’s Omnibus Plan employee options during the years ended March 31, 2019, 2020 and 2021:

	Options issued	Weighted average exercise price
Balance outstanding at March 31, 2018	17,245,835	$12.95
Options granted	22,145,198	51.49
Replacement options issued as a result of the CHI acquisition	568,005	14.98
Replacement options issued as a result of the Hiku acquisition	291,629	10.64
Options exercised	(5,318,923)	11.48
Options forfeited/cancelled	(2,099,849)	55.37
Balance outstanding at March 31, 2019	32,831,895	$34.10
Options granted	9,454,714	33.87
Options exercised	(3,900,032)	10.63
Options forfeited/cancelled	(5,878,182)	44.95
Balance outstanding at March 31, 2020	32,508,395	$34.89
Options granted	478,215	28.15
Options exercised	(7,062,317)	22.22
Options forfeited	(8,219,982)	41.27
Balance outstanding at March 31, 2021	17,704,311	$36.79

The following is a summary of the outstanding stock options as at March 31, 2021:

	Options Outstanding		Options Exercisable
		Weighted Average		Weighted Average
		Remaining		Remaining
	Outstanding at	Contractual Life	Exercisable at	Contractual Life
Range of Exercise Prices	March 31, 2021	(years)	March 31, 2021	(years)
$0.06 - $24.62	2,453,326	3.35	1,487,082	2.60
$24.63 - $33.53	4,101,039	4.11	2,135,373	3.61
$33.54 - $36.80	3,565,712	3.69	2,235,097	3.67
$36.81 - $42.84	3,149,145	3.92	1,691,484	3.52
$42.85 - $67.64	4,435,089	3.88	2,434,908	3.76
	17,704,311	3.83	9,983,944	3.49

At March 31, 2021, the weighted average exercise price of options outstanding and options exercisable was $36.79 and $36.97, respectively (March 31, 2020 – $34.89 and $31.84, respectively).

The Company recorded $67,737 in share-based compensation expense related to Options issued to employees and contractors for the year ended March 31, 2021 (for the year ended March 31, 2020 – $248,450, for the year ended March 31, 2019 – $151,813). The share-based compensation expense for the year ended March 31, 2021 includes an amount related to 2,152,938 options being provided in exchange for services which are subject to performance conditions (for the year ended March 31, 2020 – 2,160,068, for the year ended March 31, 2019 – 595,000).

During the year ended March 31, 2019, the Company issued replacement options to employees in relation to the acquisitions of CHI and Hiku Brands Company Ltd. (“Hiku”) (Note 30) and recorded share-based compensation expense of $10,917, related to these replacement options, of which $7,503 relates to an immediate share-based compensation expense recorded at the CHI acquisition date to reflect the accelerated vesting of certain CHI replacement options.

With the exception of 17,559 options which are subject to market-based performance conditions (March 31, 2020 – 571,689) and valued using the Monte Carlo simulation model, the Company uses the Black-Scholes option pricing model to establish the fair value of options granted during the years ended March 31, 2021, 2020 and 2019 on their measurement date by applying the following assumptions:

	March 31,	March 31,	March 31,
	2021	2020	2019
Risk-free interest rate	0.36%	1.38%	2.00%
Expected life of options (years)	1 - 7	3 - 5	2 - 5
Expected volatility	76%	73%	75%
Expected forfeiture rate	17%	12%	12%
Expected dividend yield	nil	nil	nil
Black-Scholes value of each option	$15.24	$19.83	$24.98

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

During the year ended March 31, 2021, 7,062,317 Options issued under the Omnibus Plan were exercised ranging in price from $0.06 to $67.64 for gross proceeds of $156,897 (for the year ended March 31, 2020 – 3,900,032 Options issued under the Omnibus Plan were exercised ranging in price from $0.06 to $40.68 for gross proceeds of $41,413, for the year ended March 31, 2019 – 5,318,923 Options under the Omnibus Plan were exercised ranging in prices from $0.56 to $40.68 for gross proceeds of $48,159).

During the year ended March 31, 2021, the Company issued 142,826 RSUs under the Omnibus Plan. For the year ended March 31, 2021, the Company recorded $11,448 in share-based compensation expense related to these RSUs (for the year ended March 31, 2020 – $2,308, for the year ended March 31, 2019 – $3,709). The following is a summary of changes in the Company’s RSUs during the years ended March 31, 2019, 2020 and 2021:

Number of RSUs
Balance outstanding at March 31, 2018	-
RSUs granted	201,821
RSUs released	(52,871)
RSUs cancelled and forfeited	(11,722)
Balance outstanding at March 31, 2019	137,228
RSUs granted	875,673
RSUs released	(29,892)
RSUs cancelled and forfeited	(100,000)
Balance outstanding at March 31, 2020	883,009
RSUs granted	142,826
RSUs released	(120,399)
RSUs cancelled and forfeited	(152,126)
Balance outstanding at March 31, 2021	753,310

Share-based compensation expense related to acquisition milestones is comprised of:

	Years ended
	March 31,	March 31,	March 31,
	2021	2020	2019
Canindica	$2,398	$15,308	$42,499
Spectrum Colombia	-	34,861	28,893
Spectrum Denmark	-	550	9,895
Other	5,738	11,453	18,877
	$8,136	$62,172	$100,164

During the year ended March 31, 2021, 2,598,978 shares (during the year ended March 31, 2020 – 1,121,605, during the year ended March 31, 2019 – 2,455,446) were released on completion of acquisition milestones. At March 31, 2021, there were up to 3,153,585 shares to be issued on the completion of acquisition and asset purchase milestones. In certain cases, the number of shares to be issued is based on the volume weighted average share price at the time the milestones are met. The number of shares has been estimated assuming the milestones were met at March 31, 2021. The number of shares excludes shares that were to be issued on July

4, 2023 to the previous shareholders of Spectrum Colombia and Canindica based on the fair market value of the Company’s Latin American business on that date. See Note 16 for further information.

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

During the year ended March 31, 2021, the Company recorded share-based payments of $nil (during the year ended March 31, 2020 – $nil, during the year ended March 31, 2019 – $4,781) related to shares issued for payment of royalties and sales and marketing services.

BioSteel share-based payments

On October 1, 2019, the Company purchased 72% of the outstanding shares of BioSteel Sports Nutrition Inc. (“BioSteel”) (see Note 30(b)(iii)). BioSteel has a stock option plan under which non-transferable options to purchase common shares of BioSteel may be granted to directors, officers, employees, or independent contractors of the BioSteel. As at March 31, 2021, the Company had 1,581,000 (March 31, 2020 – 1,008,000) options outstanding which vest in equal tranches over a 5-year period. In determining the amount of share-based compensation related to these options, BioSteel used the Black-Scholes option pricing model to establish the fair value of options on their measurement date. The Company recorded $1,169 (year ended March 31, 2020 – $489) of share-based compensation expense related to the BioSteel options during the year ended March 31, 2021 with a corresponding increase in noncontrolling interest.

RIV CAPITAL SHARE-BASED COMPENSATION PLAN

Seed Capital Options

On May 12, 2017, seed capital options were issued. These seed capital options consisted of 10,066,668 SVS that were issued by way of share purchase loans. Since they were issued through loans, they are not considered issued for accounting purposes until the loan is repaid. The seed capital options were measured at fair value on May 12, 2017, using a Black-Scholes option pricing model and will be expensed over their vesting period. Where there are performance conditions in addition to service requirements RIV Capital has estimated the number of shares it expects to vest and is amortizing the expense over the expected vesting period.

	Seed capital options issued	Seed capital loan balance
Balance outstanding at March 31, 2018	10,066,668	$503
Options exercised	(6,227,776)	(311)
Balance outstanding at March 31, 2019	3,838,892	$192
Options exercised	(999,998)	(50)
Options forfeited	(33,334)	(2)
Balance outstanding at March 31, 2020	2,805,560	$140
Options exercised	(1,905,559)	(95)
Options forfeited	(533,334)	(26)
Options expired	(333,333)	(17)
Balance outstanding at February 23, 2021	33,334	$2

RIV Capital had a long-term incentive plan (“LTIP”) under which non-transferable options, RSUs, PSU, stock appreciation rights, and restricted stock may be granted to directors, officers, employees, or other eligible service providers of RIV Capital. Pursuant to the LTIP, the maximum number of SVS issuable from treasury pursuant to outstanding options, RSUs and PSUs was not to exceed 10% of the issued and outstanding SVS and MVS, on an aggregate basis.

The LTIP was administered by the Board of Directors of RIV Capital who established exercise prices, at not less than the market price at the date of the grant, and expiry dates. Options under the LTIP generally became exercisable in increments, with one-third being exercisable on each of the first, second, and third anniversaries from the date of grant, and had expiry dates five years from the date of grant. The Board of Directors of RIV Capital had the discretion to amend general vesting provisions and the term of any option grant, subject to limits contained in the LTIP. The seed capital options were not within the scope of the LTIP.

The following is a summary of the changes in RIV Capital’s stock options, excluding the seed capital options presented separately, during the years ended March 31, 2019 and 2020, and during the period from April 1, 2020 to the completion of the RIV Arrangement on February 23, 2021:

	Options issued	Weighted average exercise price
Balance outstanding at March 31, 2018	5,915,000	$0.68
Options granted	6,762,137	3.32
Options exercised	(154,882)	0.78
Balance outstanding at March 31, 2019	12,522,255	$1.98
Options granted	2,068,000	3.38
Options exercised	(1,244,997)	0.90
Options forfeited	(166,667)	0.60
Options expired	(112,587)	3.33
Balance outstanding at March 31, 2020	13,066,004	$2.31
Options granted	-	-
Options exercised	(2,175,001)	0.64
Options expired	(632,667)	3.59
Options forfeited	(643,336)	2.67
Balance outstanding at February 23, 2021	9,615,000	$2.72

In determining the amount of share-based compensation related to options issued during the year, RIV Capital used the Black-Scholes option pricing model to establish the fair value of options granted in the period from April 1, 2020 to February 23, 2021, and the years ended March 31, 2020 and 2019 on their measurement date by applying the following assumptions:

	March 31,	March 31,	March 31,
	2021	2020	2019
Risk-free interest rate	-	1.40%	1.70%
Expected life of options (years)	-	3 - 4	0.4 - 4
Expected volatility	-	70%	70%
Expected forfeiture rate	-	nil	nil
Expected dividend yield	-	nil	nil
Black-Scholes value of each option	-	$1.69	$1.80

Volatility was estimated using companies that RIV Capital considered comparable that have trading and volatility history prior to RIV Capital becoming public. The expected life in years represents the period of time that options granted are expected to be outstanding. The risk-free rate was based on zero coupon Canada government bonds with a remaining term equal to the expected life of the options.

In the period from April 1, 2020 to February 23, 2021, the Company recorded $1,933 (year ended March 31, 2020 – $6,567, year ended March 31, 2019 – $6,844) in share-based compensation expense related to these options and the seed capital options with a corresponding increase to noncontrolling interests.

In the period from April 1, 2020 to February 23, 2021, RIV Capital granted 28,884 (year ended March 31, 2020 – 356,308, year ended March 31, 2019 – none) restricted share units which vest immediately. For the year ended, the Company recorded $190 (year ended March 31, 2020 – $290, year ended March 31, 2019 – $nil) of share-based compensation expense related to these restricted share units.

In the period from April 1, 2020 to February 23, 2021, RIV Capital granted 1,210,000 (years ended March 31, 2019 and 2020 – none) performance share units which vest over a three-year period. In the period from April 1, 2020 to February 23, 2021, 330,000 performance share units were forfeited (years ended March 31, 2019 and 2020 – none). In the period from April 1, 2020 to February 23, 2021, the Company recorded $536 (years ended March 31, 2019 and 2020 – $nil) of share-based compensation expense related to these performance share units.

24. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income includes the following components:

	Foreign currency translation adjustments	Changes of own credit risk of financial liabilities	Fair value of other financial assets	Accumulated other comprehensive income (loss)
As at March 31, 2018	$608	$-	$34,800	$35,408
Cumulative effect from adoption of ASU2016-1	-	-	(34,800)	(34,800)
Other comprehensive income (loss)	40,617	(47,130)	-	(6,513)
As at March 31, 2019	41,225	(47,130)	-	(5,905)
Other comprehensive income	85,498	175,260	-	260,758
Income tax expense	-	(33,954)	-	(33,954)
As at March 31, 2020	126,723	94,176	-	220,899
Other comprehensive loss	(154,969)	(100,170)	-	(255,139)
As at March 31, 2021	$(28,246)	$(5,994)	$-	$(34,240)

25. NONCONTROLLING INTERESTS

The net change in the noncontrolling interests is as follows:

	RIV Capital	Vert Mirabel	BioSteel	Other non- material interests	Total
As at March 31, 2018	$80,844	$750	$-	$4,138	$85,732
Comprehensive income (loss)	20,325	4,550	-	(655)	24,220
Share-based compensation	6,844	-	-	-	6,844
Net loss attributable to redeemable noncontrolling interest	-	(2,885)	-	-	(2,885)
Ownership changes	143,487	7	-	(432)	143,062
Warrants	28,512	-	-	-	28,512
As at March 31, 2019	280,012	2,422	-	3,051	285,485
Comprehensive (loss) income	(77,313)	12,930	(1,731)	-	(66,114)
Net (loss) income loss attributable to redeemable noncontrolling interest	-	(8,220)	1,731	-	(6,489)
Share-based compensation	6,857	-	489	-	7,346
Ownership changes	1,530	-	-	-	1,530
As at March 31, 2020	211,086	7,132	489	3,051	221,758
Comprehensive income (loss)	94,532	(14,261)	(6,171)	-	74,100
Net loss attributable to redeemable noncontrolling interest	-	11,906	6,171	-	18,077
Share-based compensation	2,659	-	1,169	-	3,828
Ownership changes[1]	(308,527)	(4,777)	-	-	(313,304)
Warrants	250	-	-	-	250
As at March 31, 2021	$-	$-	$1,658	$3,051	$4,709

1 Refer to Note 6 for information regarding the completion of the plan of arrangement with RIV Capital.

26. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value measurements are made using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value:

•	Level 1 - defined as observable inputs such as quoted prices in active markets;
•	Level 2 - defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
•	Level 3 - defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

The following table represents our financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair value measurement using
	Quoted prices	Significant
	prices in	other	Significant
	active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2021
Assets:
Short-term investments	$1,144,563	$-	$-	$1,144,563
Restricted short-term investments	11,332	-	-	11,332
Other financial assets	254	-	700,728	700,982
Liabilities:
Convertible senior notes	-	687,414	-	687,414
Liability arising from Acreage Arrangement	-	-	600,000	600,000
Warrant derivative liability	-	-	615,575	615,575

March 31, 2020
Assets:
Short-term investments	$673,323	$-	$-	$673,323
Restricted short-term investments	21,539	-	-	21,539
Other financial assets	2,596	36	192,473	195,105
Liabilities:
Convertible senior notes	-	450,204	-	450,204
Liability arising from Acreage Arrangement	-	-	250,000	250,000
Warrant derivative liability	-	-	322,491	322,491

See Note 5 for further details regarding the abandonment and impairment of long-lived assets as a result of the Company’s restructuring of its global operations and its annual impairment testing for the years ended March 31, 2021 and 2020.

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

The following table summarizes the valuation techniques and significant unobservable inputs in the fair value measurement of significant level 3 financial instruments:
Financial asset / financial liability	Valuation techniques	Significant unobservable inputs	Relationship of unobservable inputs to fair value
Acreage financial instrument	Probability weighted expected return model	Probability of each scenario	Change in probability of occurrence in each scenario will result in a change in fair value
		Number of common shares to be issued	Increase or decrease in value and number of common shares will result in a decrease or increase in fair value
		Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
		Estimated premium on US legalization	Increase or decrease in estimated premium on US legalization will result in an increase or decrease in fair value
		Control premium	Increase or decrease in estimated control premium will result in an increase or decrease in fair value
		Market access premium	Increase or decrease in estimated market access premium will result in an increase or decrease in fair value
TerrAscend Exchangeable Shares, TerrAscend Option	Put option pricing model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
Hempco Debenture	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
TerrAscend warrants - October 2019, March 2020, December 2020	Monte Carlo simulation model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
Arise Bioscience term loan, TerrAscend Canada term loan -	Discounted cash flow	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
October 2019, March 2020		Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
SLANG Worldwide Warrant	Black-Sholes option pricing model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
Warrant derivative liability	Monte Carlo simulation model	Volatility of Canopy Growth share price	Increase or decrease in volatility will result in an increase or decrease in fair value
BioSteel redeemable NCI	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
		Future wholesale price and production levels	Increase or decrease in future wholesale price and production levels will result in an increase or decrease in fair value
Vert Mirabel redeemable noncontrolling interest	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
		Future wholesale price and production levels	Increase or decrease in future wholesale price and production levels will result in an increase or decrease in fair value

27. REVENUE

Revenue is dissaggregated as follows:

	Years ended
	March 31,	March 31,	March 31,
	2021	2020	2019
Canadian recreational cannabis net revenue
Business-to-business[1]	$163,585	$121,605	$93,836
Business-to-consumer	66,016	52,044	23,144
	229,601	173,649	116,980
Canadian medical cannabis net revenue[2]	55,448	51,647	65,221
	285,049	225,296	182,201
International and other revenue
C3	62,335	53,770	-
Other	31,296	15,869	10,243
	93,631	69,639	10,243
Global cannabis net revenue	378,680	294,935	192,444

Other consumer products
Storz & Bickel	80,998	48,329	17,768
This Works	33,314	24,725	-
Other	53,657	30,783	16,129
Other consumer products revenue	167,969	103,837	33,897

Net revenue	$546,649	$398,772	$226,341

1Canadian recreational business-to-business net revenue reflects excise taxes of $54,928 (year ended March 31, 2020 - $35,649, and year ended March 31, 2019 - $23,552).

2Canadian medical cannabis net revenue reflects excise taxes of $5,621 (year ended March 31, 2020 - $5,205, and year ended March 31, 2019 - $3,538).

The Company recognizes variable consideration related to estimated future product returns and price adjustments as a reduction of the transaction price at the time revenue for the corresponding product sale is recognized. Net revenue reflects actual returns and variable consideration related to estimated returns and price adjustments in the amount of $14,000 for the year ended March 31, 2021 (year ended March 31, 2020 – $51,500, and year ended March 31, 2019 – $nil). As of March 31, 2021, the liability for estimated returns and price adjustments was $6,441 (March 31, 2020 – $17,586).

28. OTHER INCOME (EXPENSE), NET

Other income (expense), net is dissaggregated as follows:

	Years ended
	March 31,	March 31,	March 31,
	2021	2020	2019
Fair value changes on other financial assets	$435,107	$(243,965)	$83,393
Fair value changes on liability arising from Acreage Arrangement	(399,849)	(645,190)	-
Fair value changes on convertible senior notes	(162,540)	184,740	(203,095)
Fair value change on warrant derivative liability	(293,084)	795,149	-
Fair value changes on acquisition related contingent consideration	39,608	12,293	(1,016)
Interest income	21,367	66,327	49,312
Interest expense	(8,459)	(6,716)	(2,035)
Foreign currency loss	(18,013)	(1,245)	(5,572)
Gain on acquisition/disposal of consolidated entity	634	61,775	62,682
Debt issuance costs	-	-	(16,380)
Settlement loss	-	-	(28,611)
Other income (expense), net	(2,647)	1,161	1,613
	$(387,876)	$224,329	$(59,709)

29. INCOME TAXES

Net loss before income taxes was generated as follows:

	Years ended
	March 31,	March 31,	March 31,
	2021	2020	2019
Domestic - Canada	$(1,611,210)	$(1,167,000)	$(670,508)
Foreign - outside of Canada	(72,751)	(342,054)	(37,405)
	$(1,683,961)	$(1,509,054)	$(707,913)

The income tax recovery (expense) consists of the following:

	Years ended
	March 31,	March 31,	March 31,
	2021	2020	2019
Current
Domestic - Canada	$(19,318)	$(12,342)	$(1,428)
Foreign - outside of Canada	(2,091)	(4,356)	(960)
	$(21,409)	$(16,698)	$(2,388)
Deferred
Domestic - Canada	$36,505	$78,624	$(2,464)
Foreign - outside of Canada	(1,955)	59,688	740
	34,550	138,312	(1,724)
Income tax recovery (expense)	$13,141	$121,614	$(4,112)

As more fully described in Note 3, income taxes that are required to be reflected in equity, instead of in the consolidated statements of operations, are included in the consolidated statements of shareholders’ equity, if applicable.

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

A reconciliation of the amount of income taxes reflected above compared to the expected income taxes calculated at the combined Canadian federal and provincial enacted statutory tax rate of 26.5% for each of the three years ended March 31, 2021, 2020 and 2019 is as follows:

	Years ended
	March 31,	March 31,	March 31,
	2021	2020	2019
Net loss before income taxes	$(1,683,961)	$(1,509,054)	$(707,913)
Expected tax rate	26.5%	26.5%	26.5%
Expected income tax recovery (expense)	446,250	399,899	187,597
Non-deductible and non-taxable items	81,883	22,947	(34,999)
Non-deductible fair value changes on Acreage Arrangement	(105,960)	(170,975)	-
Non-taxable fair value changes on warrant derivative liability	(77,663)	210,715	-
Non-deductible share-based compensation	(21,121)	(84,873)	(72,463)
Change in valuation allowance	(358,964)	(215,975)	(78,425)
Effect of tax rates outside of Canada	10,870	(3,248)	(4,060)
Non-taxable portion of capital gains and losses	38,705	(34,961)	-
Other	(859)	(1,915)	(1,762)
Income tax recovery (expense)	$13,141	$121,614	$(4,112)

Current income taxes payable in the amount of $5,267 (March 31, 2020 – $14,690) is included in accounts payable and current income taxes receivable in the amount of $5,259 (March 31, 2020 – $nil) is included in other accounts receivable.

The Company continues to believe the amount of unrealized tax benefits appropriately reflects the uncertainty of items that are or may in the future be under discussion, audit, dispute or appeal with a tax authority or which otherwise result in uncertainty in the determination of income for tax purposes. If appropriate, an unrealized tax benefit will be realized in the year in which the Company determines that realization is not in doubt. Where the final determined outcome is different from the Company's estimate, such difference will impact the Company's income taxes in the year during which such determination is made.

Significant components of deferred income tax assets (liabilities) consist of the following:

	Years ended
	March 31,	March 31,
	2021	2020
Deferred income tax assets
Property, plant and equipment	$74,603	$47,497
Intangible assets	5,063	29,848
Inventory reserves and write-downs	39,893	27,815
Other reserves and accruals	7,957	6,556
Losses carried forward	608,002	300,332
Equity method investments and other financial assets	14,900	17,309
Deferred financing costs	3,587	8,049
Other	6,226	8,765
Gross deferred income tax assets	760,231	446,171
Valuation allowances	(677,847)	(318,883)
Total deferred income tax assets, net	$82,384	$127,288

Deferred income tax liabilities
Property, plant and equipment	$(25,864)	$(38,556)
Intangible assets	(43,449)	(82,953)
Convertible senior notes	-	(41,141)
Equity method investments and other financial assets	(31,176)	(53)
Deferred financing costs	(2,785)	-
Other	(489)	(7,753)
Total deferred income tax liabilities	(103,763)	(170,456)
Net deferred income tax assets (liabilities)*	$(21,379)	$(43,168)

* A balance of deferred tax asset in the amount of $nil (March 31, 2020 – $3,945) is included in other assets and $(21,379) (March 31, 2020 – $(47,113)) is included in deferred income tax liabilities.

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

As at March 31, 2021, the Company had temporary differences associated with investments in foreign subsidiaries for which no deferred income tax liabilities have been recognized, as the Company is able to control the timing of the reversal of these temporary differences and material undistributed earnings are considered permanently invested. Determination of the amount of the unrecognized deferred income tax liability is not practicable due to the inherent complexity of the multi-jurisdictional operations of the Company.

As at March 31, 2021 the Company has the following losses carried forward available to reduce future years' taxable income, which losses expire as follows:

Expiring within 5 years	$-
Expiring between 5 and 10 years	541
Expiring between 10 and 15 years	73,917
Expiring between 15 and 20 years	1,621,740
Indefinite	245,331
$1,941,529

Total in Canada	$1,688,793
Total in United States	133,359
Total in Europe	90,646
Total in other jurisdictions	28,731
$1,941,529

Total operating losses	$1,941,529
Total capital losses (carried forward indefinitely)	705,241
$2,646,770

30.  ACQUISITIONS

(a) Year ended March 31, 2021

There were no acquisitions during the year ended March 31, 2021.

(b) Acquisitions completed in the year ended March 31, 2020

The following table summarizes the consolidated balance sheet impact at acquisition of the Company’s business combinations that occurred in the year ended March 31, 2020:

					Spectrum	Storz &
	C3	This Works	BioSteel	BCT	UK	Bickel
	(i)	(ii)	(iii)	(iv)	(iv)	30(c)(v)	Total
Cash and cash equivalents	$2,818	$1,619	$225	$7,886	$-	$-	$12,548
Other current assets	15,140	8,239	12,972	2,296	67	-	38,714
Property, plant and equipment	8,345	478	391	5	895	-	10,114
Intangible assets
Brands	10,613	22,114	3,600	-	-	-	36,327
Distribution channel	4,058	12,988	14,700	-	-	-	31,746
Operating licenses	-	-	-	-	1,158	-	1,158
Intellectual property	36,520	16,848	20,900	5,267	-	24,990	104,525
Software and domain names	8	176	541	-	-	-	725
Goodwill	287,010	22,214	35,939	85,700	12,861	(24,990)	418,734
Accounts payable and other accrued expenses and liabilities	(3,652)	(4,100)	(3,852)	(2,176)	(922)	-	(14,702)
Debt and other liabilities	(3,942)	-	(3,659)	-	-	-	(7,601)
Deferred income tax liabilities	(11,219)	(7,911)	(3,817)	(838)	(36)	-	(23,821)
Net assets	$345,699	$72,665	$77,940	$98,140	$14,023	$-	$608,467
Noncontrolling interests	-	-	(18,733)	-	-	-	(18,733)
Net assets acquired	$345,699	$72,665	$59,207	$98,140	$14,023	$-	$589,734

Consideration paid in cash	$345,699	$72,665	$47,924	$45,098	$-	$-	$511,386
Fair value of previously held equity interest	-	-	-	37,919	14,023	-	51,942
Replacement options	-	-	-	1,885	-	-	1,885
Other consideration	-	-	11,283	13,238	-	-	24,521
Total consideration	$345,699	$72,665	$59,207	$98,140	$14,023	$-	$589,734

Consideration paid in cash	$345,699	$72,665	$47,924	$45,098	$-	$-	$511,386
Less: Cash and cash equivalents acquired	(2,818)	(1,619)	(225)	(7,886)	-	-	(12,548)
Net cash outflow	$342,881	$71,046	$47,699	$37,212	$-	$-	$498,838

The table above summarizes the fair value of the consideration given and the fair values assigned to the assets acquired and liabilities assumed for each acquisition. Goodwill arose in these acquisitions because the cost of acquisition included a control premium. In addition, the consideration paid for the combination reflected the benefit of expected revenue growth and future market development. These benefits were not recognized separately from goodwill because they do not meet the recognition criteria for identifiable intangible assets. Except for the goodwill arising in respect of the Storz & Bickel GmbH & Co., KG (“Storz & Bickel”) acquisition, none of the goodwill arising on these acquisitions is expected to be deductible in the computation of income for tax purposes.

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

In the year ended March 31, 2020, the Company finalized the purchase price allocation to the individual assets acquired and liabilities assumed using the acquisition method. The measurement period adjustments include:

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

In the year ended March 31, 2020, the Company finalized the purchase price allocation to the individual assets acquired and liabilities assumed using the acquisition method. The measurement period adjustments include:

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

The shares not purchased by the Company will be retained by certain current shareholders and management for a period of up to 5 years (the “Rollover Shareholders”). On the third anniversary of the closing Canopy Growth will have a right to purchase, and the

Rollover Shareholders will have a right to sell one half of the remaining interest held by the Rollover Shareholders to Canopy Growth at a specified valuation based on a multiple of Biosteel’s net revenue. On the fifth anniversary of the closing Canopy Growth will have a right to purchase, and the Rollover Shareholders will have a right to sell the balance of the remaining interest held by the Rollover Shareholders to Canopy Growth at a valuation to be mutually agreed upon by the parties. The call and put options represent redeemable noncontrolling interest (“BioSteel Redeemable NCI”) and is recorded at fair value on initial recognition. See Note 21 for a continuity of the BioSteel Redeemable NCI. See Note 26 for additional details on how the fair value is calculated.

In the year ended March 31, 2020, the Company finalized the purchase price allocation to the individual assets acquired and liabilities assumed using the acquisition method. The measurement period adjustments include:

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

Cash consideration for this transaction was $58,336 of which $45,098 was advanced on closing, $8,750 was repaid during October 2020, and $5,861 will be paid on October 1, 2021 and has a fair value of $5,746.

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

In the year ended March 31, 2020, the Company finalized the purchase price allocation to the individual assets acquired and liabilities assumed using the acquisition method. The measurement period adjustments include:

		Useful life
Measurement period impact	Adjustments	(years)	Valuation methodology
Acquisition related intangible assets
Intellectual property	$5,267	1	Replacement cost
Operating license	1,158	1	Replacement cost
Other adjustments
Deferred income tax liabilities	(874)
Net impact to goodwill	$(5,551)

(c) Acquisitions completed in the year ended March 31, 2019

The following table summarizes the consolidated balance sheet impact at acquisition of the Company’s business combinations that occurred in the year ended March 31, 2019:

					Storz &
	CHI	Hiku	ebbu	POS	Bickel
	(i)	(ii)	(iii)	(iv)	(v)	Other	Total
Cash and cash equivalents	$8,369	$4,089	$-	$2,908	$1,056	$(37)	$16,385
Other current assets	177	6,327	138	12,992	8,363	83	28,080
Property, plant and equipment	121	15,846	1,821	9,541	23,609	-	50,938
Investments	8,563	1,204	-	-	-	-	9,767
Intangible assets
Brands	-	17,000	-	-	38,463	-	55,463
Distribution channel	-	-	-	-	3,143	-	3,143
Operating licenses	-	37,300	-	-	-	-	37,300
Intellectual property	20,000	-	51,600	23,300	58,816	-	153,716
Software and domain names	-	103	-	328	276	-	707
Goodwill	137,445	539,331	327,013	93,248	117,175	1,538	1,215,750
Accounts payable and other accrued expenses and liabilities	(954)	(3,691)	-	(4,172)	(4,490)	(16)	(13,323)
Debt and other liabilities	-	(1,954)	(665)	(3,145)	(28,247)	-	(34,011)
Deferred income tax liabilities	(4,806)	(14,598)	(13,731)	(6,042)	(23)	-	(39,200)
Net assets	168,915	600,957	366,176	128,958	218,141	1,568	1,484,715
Noncontrolling interests	-	-	-	-	-	-	-
Net assets acquired	$168,915	$600,957	$366,176	$128,958	$218,141	$1,568	$1,484,715

Consideration paid in cash	$-	$11,994	$16,060	$128,958	$203,786	$-	$360,798
Consideration paid in shares	98,034	543,866	234,052	-	-	1,568	877,520
Gain on fair value of previously held equity interest	62,682	-	-	-	-	-	62,682
Replacement options	8,199	13,537	-	-	-	-	21,736
Replacement warrants	-	30,611	-	-	-	-	30,611
Other consideration	-	949	-	-	-	-	949
Contingent consideration	-	-	116,064	-	14,355	-	130,419
Total consideration	$168,915	$600,957	$366,176	$128,958	$218,141	$1,568	$1,484,715

Consideration paid in cash	$-	$11,994	$16,060	$128,958	$203,786	$-	$360,798
Less: Cash and cash equivalents acquired	(8,369)	(4,089)	-	(2,908)	(1,056)	37	(16,385)
Net cash outflow	$(8,369)	$7,905	$16,060	$126,050	$202,730	$37	$344,413

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

The fair value of the replacement options was determined using a Black-Scholes model and the total fair value has been allocated to the consideration paid for CHI only to the extent that it related to pre-combination services. As a result, $8,199 of the total fair value has been included as consideration paid to acquire CHI as it related to pre-combination vesting service and $11,714 of the fair value will be recognized as share-based compensation expense rateably over the post-combination vesting period (see Note 23 for details on the share-based compensation expense).

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

(ii) Hiku

On September 5, 2018, the Company purchased 100% of the issued and outstanding shares of Hiku. Hiku is federally licensed to cultivate and sell cannabis through its wholly owned subsidiary DOJA Cannabis Ltd. Hiku also operates a network of retail stores selling coffee, clothing and curated accessories, across British Columbia, Alberta and Ontario. Hiku shares, options and warrants were exchanged at a ratio of 0.046 Hiku shares to one Canopy Growth share, replacement option, or warrant.

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

(iii) ebbu

On November 23, 2018 the Company acquired substantially all the assets and intellectual property of ebbu Inc. (“ebbu”), a Colorado-based hemp research operation in exchange for $25,000 cash and 6,221,210 common shares of which $7,462 cash and 899,424 common shares were held back for a period of 12 to 18 months in respect of certain representations and warranties of the seller. Up to a further $100,000 will be paid subject to the achievement of certain scientific related milestones within a period of two years of closing. The Company will have the option of satisfying these milestone payments in cash, shares or a combination of cash and shares, subject to the restriction that each payment must be comprised of at least 10% cash but the cash portion cannot exceed 19.9% of the payment. If such payments are satisfied in common shares, the number of common shares will be calculated based on the volume weighted average price of the common shares on the TSX for the 20 trading days immediately prior to the date of achievement of the milestone.

The assets transferred constitute a business and the transaction will be accounted for as a business combination. The consideration for this transaction is estimated to be $366,176. This includes cash and common shares transferred on closing with a value of $16,060 and $234,052 respectively and contingent consideration of $116,064. The contingent consideration includes $29,880 which is classified as equity and $86,184 which is classified as a liability. Management has estimated the fair value of the contingent consideration by assessing the probability of releasing the holdback amounts and probability and timing of achieving the milestones. The fair value of the equity classified contingent consideration is determined using a put option pricing model. The fair value of the liability classified contingent consideration is determined by discounting the expected cash outflows to present value. The fair value of acquisition consideration related liabilities at March 31, 2021 is $nil (March 31, 2020 is $79,936).

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

(iv) POS

On November 23, 2018 the Company entered into a debenture financing arrangement with POS Holdings Inc. (“POS”), now referred to as KeyLeaf, concurrent with the grant of an option to acquire 100% of the outstanding shares of POS. POS is a bio-processing facility located in Saskatchewan, Canada. POS was determined to be a VIE with Canopy Growth as the primary beneficiary and was therefore consolidated effective November 23, 2018.

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

(v) Storz & Bickel

On December 6, 2018 the Company acquired Storz & Bickel, related entities, and IP for $203,786 cash. Based in Tuttlingen, Germany Storz & Bickel are designers and manufacturers of medically approved vaporizers.

Up to an additional €10,000 will be paid to the former shareholders of Storz & Bickel subject to the achievement of certain market launch milestones. This represents liability classified contingent consideration. Management has estimated the fair value of this consideration to be $14,355 by assessing the probability and timing of achievement of the milestones and discounting the expected cash outflows to present value. Other liabilities assumed include an amount of $21,447 owing to the former shareholders of Storz & Bickel.

During the year ended March 31, 2020, the Company completed its final assessment of the fair value of the assets acquired and liabilities assumed of Storz & Bickel. The measurement period adjustments resulted in an increase to the fair value of intangible assets of $24,990 and a corresponding decrease to goodwill (see Note 30(b)). On finalization of the purchase price allocation, a charge to amortization expense of $2,030 was recorded in the statement of consolidated operations to reflect the increased fair value of the amortizable intangible assets acquired.

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

31. ACREAGE ARRANGEMENT AND AMENDMENTS TO CBI INVESTOR RIGHTS AGREEMENT AND WARRANTS

Acreage Arrangement

On June 24, 2020, the Company and Acreage Holdings, Inc. (“Acreage”) entered into a proposal agreement (the “Proposal Agreement”) to amend the terms of the existing plan of arrangement (the “Original Acreage Arrangement”) made pursuant to an arrangement agreement (the “Acreage Arrangement Agreement”) between the Company and Acreage dated April 18, 2019, as amended on May 15, 2019. Pursuant to the terms of the Original Acreage Arrangement, shareholders of Acreage and holders of certain securities convertible into Acreage Existing SVS (as defined below) as of June 26, 2019, received an immediate aggregate total payment of US$300,000 ($395,190) in exchange for granting Canopy Growth both the right and the obligation (the “Acreage financial instrument”) to acquire all of the issued and outstanding shares of Acreage following the occurrence or waiver of changes in U.S. federal law to permit the general cultivation, distribution, and possession of marijuana or to remove the regulation of such activities from the federal laws of the United States (the “Triggering Event”) and subject to the satisfaction or waiver of the conditions set out in the Acreage Arrangement Agreement.

In September 2020, Acreage obtained the requisite approvals of the shareholders of Acreage and the Supreme Court of British Columbia and on September 23, 2020, the Company and Acreage entered into a second amendment to the Acreage Arrangement Agreement (the “Acreage Amending Agreement”) and implemented an amended and restated plan of arrangement (the “Acreage Amended Arrangement”). The Acreage Amended Arrangement provides for, among other things, the following:

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

•

The new Class E subordinated voting shares (the “Fixed Shares”) have the same attributes as the Existing SVS and are listed on the CSE under the ticker symbol ACRG.A.U. Following the occurrence or waiver (at the discretion of Canopy Growth) of the Triggering Event and subject to the satisfaction or waiver of the conditions set out in the Acreage Arrangement Agreement (as modified in connection with the Amended Arrangement), Canopy Growth will acquire all of the issued and outstanding Fixed Shares based on an amended exchange ratio equal to 0.3048 of a common share to be received for each Fixed Share held (reduced from 0.5818 per Existing SVS pursuant to the Original Acreage Arrangement). The foregoing exchange ratio for the Fixed Shares is subject to adjustment in accordance with the Amended Arrangement if, among other things, Acreage issues greater than the permitted number of Fixed Shares;

•

The new Class D subordinated voting shares (the “Floating Shares”) are listed on the CSE under the ticker symbol ACRG.B.U. Upon the occurrence or waiver (at the discretion of Canopy Growth) of the Triggering Event, Canopy Growth will have the right exercisable for a period of 30 days, to acquire all of the issued and outstanding Floating Shares for cash or common shares or a combination thereof, in Canopy Growth’s sole discretion at a price equal to the 30-day volume weighted average trading price of the Floating Shares on the CSE, subject to a minimum call price of US$6.41 per Floating Share. The foregoing exchange ratio for the Floating Shares is subject to adjustment in accordance with the Acreage Amended Arrangement if Acreage issues greater than the permitted number of Floating Shares. The acquisition of the Floating Shares, if acquired, will take place concurrently with the closing of the acquisition of the Fixed Shares;

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

•

If the occurrence or waiver of the Triggering Event does not occur within 10 years from the date the Acreage Amended Arrangement was implemented (being September 23, 2030), Canopy Growth’s rights to acquire both the Fixed Shares and the Floating Shares will terminate;

•

Upon implementation of the Acreage Amended Arrangement, Canopy Growth made a cash payment to the shareholders of Acreage and holders of certain securities convertible into Existing SVS in the aggregate amount of US$37,500 ($49,849); and

•	Acreage is only permitted to issue an aggregate of up to 32,700,000 Fixed Shares and Floating Shares.

At March 31, 2021, the Acreage financial instrument represents a financial liability of $600,000 (March 31, 2020 – $250,000), as the estimated fair value of the Acreage business is less than the estimated fair value of the consideration to be provided upon the exercise of the Acreage financial instrument. Fair value changes of $(399,849) were recognized in other income (expense), net in the year ended March 31, 2021 (year ended March 31, 2020 – $(645,190)) (see Note 28). The fair value determination includes a high degree of subjectivity and judgment, which results in significant estimation uncertainty. See Note 26 for additional details on how the fair value of the Acreage financial instrument is calculated on a recurring basis. From a measurement perspective, the Company has elected the fair value option under ASC 825.

In connection with the Acreage Amended Arrangement, on September 23, 2020, an affiliate of the Company advanced US$50,000 ($66,995) to Universal Hemp, LLC, a wholly-owned subsidiary of Acreage (“Acreage Hempco”) pursuant to a secured debenture (the “Hempco Debenture”). In accordance with the terms of the Hempco Debenture, the funds cannot be used, directly or indirectly, in connection with or for any cannabis or cannabis-related operations in the United States, unless and until such operations comply with all applicable laws of the United States. The Hempco Debenture bears interest at a rate of 6.1% per annum, matures 10 years from the implementation of the Acreage Amended Arrangement (being September 23, 2030) or such earlier date in accordance with the terms of the Hempco Debenture, and all interest payments made pursuant to the Hempco Debenture are payable in cash by Acreage Hempco. The Hempco Debenture is not convertible and is not guaranteed by Acreage.

The amount advanced on September 23, 2020 pursuant to the Hempco Debenture has been recorded in other financial assets (see Note 14), and the Company has elected the fair value option under ASC 825 (see Note 26). At March 31, 2021, the estimated fair value of the Hempco Debenture issued to an affiliate of the Company by Acreage Hempco was $27,448, measured using a discounted cash flow model, and fair value changes and foreign currency translation adjustments totaling $(39,547) were recognized in other income (expense), net in the year ended March 31, 2021 (see Note 28). An additional US$50,000 may be advanced pursuant to the Hempco Debenture subject to the satisfaction of certain conditions by Acreage Hempco.

Amendment to the CBI Investor Rights Agreement and warrants

On April 18, 2019, certain wholly-owned subsidiaries of CBI and Canopy Growth entered into the a second amended and restated investor rights agreement (the “New Investor Rights Agreement”) and a consent agreement (the “Consent Agreement”). In connection with these agreements, on June 27, 2019, Canopy Growth (i) extended the term of the Tranche A Warrants to November 1, 2023; and (ii) replaced the Original Tranche B Warrants with two new tranches of warrants (the “Tranche B Warrants” and the “Tranche C Warrants”) as follows:

•	the Tranche B Warrants are exercisable to acquire 38.5 million common shares at a price of C$76.68 per common share; and
•	the Tranche C Warrants are exercisable to acquire 12.8 million common shares at a price equal to the 5-day volume-weighted average price of the common shares immediately prior to exercise.

In connection with the Tranche B Warrants and the Tranche C Warrants, Canopy Growth will provide CBI with a share repurchase credit of up to $1.583 billion on the aggregate exercise price of the Tranche B Warrants and Tranche C Warrants in the event that Canopy Growth does not purchase for cancellation the lesser of (i) 27,378,866 common shares; and (ii) common shares with a value of $1.583 billion, during the period commencing on April 18, 2019 and ending on the date that is 24 months after the date that CBI exercises all of the Tranche A Warrants. The share repurchase credit feature is accounted for as a derivative liability, with the fair value continuing to be $nil at March 31, 2021.

The modifications to the Tranche A Warrants resulted in them meeting the definition of a derivative instrument under ASC 815 - Derivatives and Hedging (“ASC 815”). They continue to be classified in equity as the number of shares and exercise price were both fixed at inception.

The Tranche B Warrants are accounted for as derivative instruments measured at fair value in accordance with ASC 815. At March 31, 2021, the fair value of the warrant derivative liability was $615,575 (March 31, 2020 – $322,491), and fair value changes of $(293,084) have been recognized in other income (expense), net in the year ended March 31, 2021 (year ended March 31, 2020 – gain of $795,149) (see Note 28). The fair value determination includes a high degree of subjectivity and judgment, which results in significant estimation uncertainty. See Note 26 for additional details on how the fair value of the warrant derivative liability is calculated on a recurring basis.

The Tranche C Warrants are accounted for as derivative instruments, with the fair value continuing to be $nil at March 31, 2021.

32.  LEASES

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

Balance sheet location

A summary of lease right-of-use assets and liabilities are as follows:

	March 31,	March 31,
	2021	2020
Property, plant and equipment
Operating lease	$47,522	$73,435
Finance lease	39,427	85,784
	$86,949	$159,219
Other current liabilities:
Operating lease	$11,491	$15,050
Finance lease	30,570	25,306
Other long-term liabilities:
Operating lease	62,285	68,409
Finance lease	31,879	51,638
	$136,225	$160,403

Lease expense

The components of total lease expense are as follows:

	Years ended
	March 31,	March 31,
	2021	2020
Operating lease expense	$10,846	$10,340
Finance lease expense:
Amortization of right-of-use assets	2,303	1,494
Interest on lease liabilities	1,674	1,163
	$14,823	$12,997

Lease maturities

As of March 31, 2021, the minimum payments due for lease liabilities for each of the five succeeding fiscal years and thereafter are as follows:

	Operating Leases	Finance Leases
2022	$13,312	$11,940
2023	12,314	8,023
2024	10,568	8,116
2025	9,970	8,200
2026	8,833	38,476
Thereafter	26,163	9,604
Total lease payments	$81,160	$84,359
Less: Interest	7,384	21,910
Total lease liabilities	$73,776	$62,449

As of March 31, 2021, we have additional operating leases that have not yet commenced with immaterial aggregated minimum payments on an undiscounted basis.

As of March 31, 2021, future lease expense for operating leases is expected to be as follows:

2022	$11,925
2023	10,911
2024	9,047
2025	8,308
2026	7,214
Thereafter	20,562
$67,967

Supplemental information

	Years ended
	March 31,	March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18,792	$18,715
Operating cash flows from finance leases	1,674	1,163
Financing cash flows from finance leases	2,303	1,425

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$13,592	$20,734
Finance leases	1,428	58,443

	March 31,	March 31,
	2021	2020
Weighted-average remaining lease term:
Operating leases	7	7
Finance leases	4	4

Weighted-average discount rate
Operating leases	4.50%	4.50%
Finance leases	4.50%	4.50%

33. RELATED PARTY

Year ended March 31, 2021

On February 23, 2021, the Company completed the RIV Arrangement with RIV Capital and RCC. Refer to Note 6 for a description of the RIV Arrangement.

In connection with the Proposal Agreement entered into by the Company and Acreage on June 24, 2020 to amend the terms of the Original Acreage Arrangement, the Company entered into the Second Consent Agreement with CBI and its affiliates.

Year ended March 31, 2020

In connection with the Acreage Arrangement Agreement, the Company entered into several agreements with CBI and its affiliates, including the New Investor Rights Agreement, the Consent Agreement and amendments to the Original Tranche B Warrants. See Note 31 for further information.

Year ended March 31, 2019

On November 16, 2018, the Company acquired two previously leased facilities from a company controlled by a former director of the Company for cash proceeds of $31,281, including $1,454 to repay the loan to the director’s company. The director resigned from the Company’s Board on November 1, 2018 following the previously discussed investment by CBI. The basis for the consideration paid was supported by independent appraisals of the properties. The Toronto facility leases had original expiration dates on October 15, 2018 and August 31, 2024 and the Edmonton facility lease was to expire on July 31, 2037. One of the Toronto facilities and the Edmonton facility were purchased on November 16, 2018. Included in the expenses for the year ended March 31, 2019 for rent and operating costs was $1,259.

The Company has entered into cannabis offtake agreements with certain of its equity method investees (Note 13) and entities in which it holds equity or other financial instruments (Note 14). These agreements are in the normal course of operations and will be measured at the exchange amounts agreed to by the parties.

34. COMMITMENTS

The Company has entered into agreements in which it has committed to purchase a minimum amount of inventory, pay a minimum amount of royalty expenses, incur expenditures for property, plant and equipment and procure various other goods or services. The following summarizes the Company’s annual minimum commitments associated with its contractual agreements as of March 31, 2021. This amount excludes the Company’s debt and lease related commitments which are disclosed elsewhere in Notes 19 and 32, respectively in these consolidated financial statements.

2022	$99,845
2023	45,900
2024	51,687
2025	10,306
2026	6,036
Thereafter	-
$213,774

35. SEGMENTED INFORMATION

Reportable segments

Prior to the fourth quarter of the year ended March 31, 2021, the Company had the following two operating segments, which were also its reportable segments: (i) cannabis, hemp and other consumer products; and (ii) RIV Capital. Following the completion of the RIV Arrangement in February 2021 (refer to Note 6) and the completion of restructuring actions in the third and fourth quarters of the year ended March 31, 2021 associated with the end-to-end review of the Company’s operations (refer to Note 5), the Company has changed the structure of its internal management financial reporting. Accordingly, in the fourth quarter of the year ended March 31, 2021, the Company is reporting its financial results for the following two operating segments, which are also its reportable segments: (i) global cannabis; and (ii) other consumer products. These segments reflect how the Company’s operations are managed, how the Company’s Chief Executive Officer, who is the chief operating decision maker (“CODM”), allocates resources and evaluates performance, and how the Company’s internal management financial reporting is structured.

The Company’s global cannabis segment encompasses the production, distribution and sale of a diverse range of cannabis and cannabinoid-based consumer products in Canada and internationally pursuant to applicable international and domestic legislation, regulations and permits. The Company’s other consumer products segment comprises the production, distribution and sale of consumer products, including (i) Storz & Bickel vaporizers; (ii) This Works beauty, skincare, wellness and sleep products; (iii) BioSteel sports nutrition beverages, mixes, protein, gum and mints; and (iv) other revenue sources. The Company’s CODM evaluates the performance of these two segments focusing on (i) segment net revenue, and (ii) segment gross margin and gross margin percentage as the measure of segment profit or loss. Accordingly, information regarding segment net revenue and segment gross margin for the comparative periods has been recast to reflect the aforementioned change in reportable segments.

The accounting policies of each segment are the same as those disclosed in the summary of significant accounting policies in Note 3.

	Years ended
	March 31,	March 31,	March 31,
	2021	2020	2019
Segmented net revenue
Global cannabis	$378,680	$294,935	$192,444
Other consumer products	167,969	103,837	33,897
	$546,649	$398,772	$226,341
Segmented gross margin:
Global cannabis	$7,045	$(76,836)	$16,487
Other consumer products	59,915	45,152	11,758
	66,960	(31,684)	28,245
Selling, general and administrative expenses	575,389	693,737	392,250
Share-based compensation	91,149	320,276	273,447
Expected credit losses on financial assets and relates charges	109,480	-	-
Asset impairment and restructuring costs	534,398	623,266	-
Operating Loss	(1,243,456)	(1,668,963)	(637,452)
Loss from equity method investments	(52,629)	(64,420)	(10,752)
Other income (expense), net	(387,876)	224,329	(59,709)
Loss before incomes taxes	$(1,683,961)	$(1,509,054)	$(707,913)

Asset information by segment is not provided to, or reviewed by, the Company’s CODM as it is not used to make strategic decisions, allocate resources, or assess performance.

Entity-wide disclosures

Disaggregation of net revenue by geographic area:

	Years ended
	March 31,	March 31,	March 31,
	2021	2020	2019
Canada	$329,172	$256,166	$198,476
Germany	116,379	93,945	17,894
United States	64,926	24,568	9,965
Other	36,172	24,093	6
	$546,649	$398,772	$226,341

Disaggregation of long-lived tangible assets by geographic area:

	March 31,	March 31,
	2021	2020
Canada	$847,678	$1,289,838
United States	143,747	105,660
Other	83,112	129,305
	$1,074,537	$1,524,803

For the year ended March 31, 2021, no customer represented more than 10% of the Company’s net revenue (years ended March 31, 2020 and 2019, one and two, respectively).

36.  SUBSEQUENT EVENTS

Acquisition of Ace Valley

On April 1, 2021, the Company entered into a share purchase agreement (the “AV Share Purchase Agreement”) with Tweed Inc., AV Cannabis Inc. (“Ace Valley”), an Ontario-based cannabis brand with a focus on premium, ready-to-enjoy products including vapes, pre-roll joints and gummies, and the shareholders of Ace Valley (the “AV Vendors”) pursuant to which the Company indirectly acquired all of the issued and outstanding shares of Ace Valley. Pursuant to the terms of the AV Share Purchase Agreement, the Company may be required to make certain earn-out payments to the AV Vendors, which may result in an additional cash payment or the issuance of Canopy Growth common shares, subject to the fulfillment of certain conditions by April 1, 2023.

Acquisition of Supreme Cannabis

On April 7, 2021, the Company entered into an arrangement agreement (the “Supreme Arrangement Agreement”) with The Supreme Cannabis Company, Inc. (“Supreme Cannabis”), pursuant to which the Company has agreed to acquire all of the issued and outstanding common shares in the capital of Supreme Cannabis (the “Supreme Cannabis Shares”) in accordance with a plan of arrangement under the Canada Business Corporations Act (the “Supreme Arrangement”). Supreme Cannabis is a producer of recreational, wholesale and medical cannabis products, with a global diversified portfolio of distinct cannabis companies, products and brands. Pursuant to the terms of the Supreme Arrangement Agreement, shareholders of Supreme Cannabis will be entitled to receive 0.01165872 of a Canopy Growth common share and C$0.0001 in cash for each Supreme Cannabis Share held immediately prior to closing of the Supreme Arrangement.

The Supreme Arrangement is subject to the conditions set out in the Supreme Arrangement Agreement, including, among others: (i) approval by the Ontario Superior Court of Justice at a hearing upon the procedural and substantive fairness of the terms and conditions of the Supreme Arrangement; (ii) approval under the Competition Act (Canada); and (iii) approval of at least two-thirds of the votes cast by the shareholders of Supreme Cannabis voting at a special meeting of shareholders, with such meeting scheduled to be held on June 10, 2021.

37.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

A summary of selected quarterly financial information is as follows:

	QUARTER ENDED
	June 30,	September 30,	December 31,	March 31,
	2020	2020	2020	2021	Full year
Net revenue	$110,416	$135,266	$152,528	$148,439	$546,649
Gross margin	$6,495	$26,080	$24,585	$9,800	$66,960
Net loss	$(128,322)	$(96,552)	$(829,251)	$(616,695)	$(1,670,820)
Net loss attributable to Canopy Growth Corporation	$(108,501)	$(32,061)	$(904,380)	$(699,978)	$(1,744,920)
Net loss per common share attributable to Canopy Growth Corporation:
Basic and diluted loss per share	$(0.30)	$(0.09)	$(2.43)	$(1.85)	$(4.69)

	QUARTER ENDED
	June 30,	September 30,	December 31,	March 31,
	2019	2019	2019	2020	Full year
Net revenue	$90,482	$76,613	$123,764	$107,913	$398,772
Gross margin	$18,290	$3,643	$38,208	$(91,825)	$(31,684)
Net (loss) income	$(194,051)	$242,650	$(109,634)	$(1,326,405)	$(1,387,440)
Net (loss) income attributable to Canopy Growth Corporation	$(185,869)	$258,918	$(91,354)	$(1,303,021)	$(1,321,326)
Net (loss) income per common share attributable to Canopy Growth Corporation:
Basic (loss) earnings per share	$(0.54)	$0.75	$(0.26)	$(3.72)	$(3.80)
Diluted (loss) earnings per share	$(0.54)	$0.25	$(0.26)	$(3.72)	$(3.80)