Form 10-Q
period 2021-06-30
Canopy Growth Corp
filed 2021-08-06
CIK 1737927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 5, 2021, there were 393,179,437 common shares of the registrant issued and outstanding.

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

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(in thousands of Canadian dollars, except number of shares and per share data, unaudited)

	June 30, 2021	March 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$559,840	$1,154,653
Short-term investments	1,491,286	1,144,563
Restricted short-term investments	14,336	11,332
Amounts receivable, net	106,455	92,435
Inventory	411,675	367,979
Prepaid expenses and other assets	91,584	67,232
Total current assets	2,675,176	2,838,194
Other financial assets	791,658	708,167
Property, plant and equipment	1,142,614	1,074,537
Intangible assets	347,063	308,167
Goodwill	2,000,458	1,889,354
Other assets	9,514	5,061
Total assets	$6,966,483	$6,823,480

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$91,339	$67,262
Other accrued expenses and liabilities	79,938	100,813
Current portion of long-term debt	15,705	9,827
Other liabilities	69,148	106,428
Total current liabilities	256,130	284,330
Long-term debt	1,545,073	1,573,136
Deferred income tax liabilities	26,570	21,379
Liability arising from Acreage Arrangement	450,000	600,000
Warrant derivative liability	299,318	615,575
Other liabilities	109,038	107,240
Total liabilities	2,686,129	3,201,660
Commitments and contingencies
Redeemable noncontrolling interest	135,300	135,300
Canopy Growth Corporation shareholders' equity:
Common shares - $nil par value; Authorized - unlimited number of shares; Issued - 393,119,100 shares and 382,875,179 shares, respectively	7,463,557	7,168,557
Additional paid-in capital	2,413,779	2,415,650
Accumulated other comprehensive loss	(61,518)	(34,240)
Deficit	(5,675,738)	(6,068,156)
Total Canopy Growth Corporation shareholders' equity	4,140,080	3,481,811
Noncontrolling interests	4,974	4,709
Total shareholders' equity	4,145,054	3,486,520
Total liabilities and shareholders' equity	$6,966,483	$6,823,480

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in thousands of Canadian dollars, except number of shares and per share data, unaudited)

	Three months ended June 30,
	2021	2020
Revenue	$155,423	$119,088
Excise taxes	19,214	8,672
Net revenue	136,209	110,416
Cost of goods sold	108,971	103,921
Gross margin	27,238	6,495
Operating expenses
Selling, general and administrative expenses	112,574	135,392
Share-based compensation	13,126	30,685
Asset impairment and restructuring costs	89,249	12,794
Total operating expenses	214,949	178,871
Operating loss	(187,711)	(172,376)
Loss from equity method investments	(100)	(7,189)
Other income (expense), net	580,666	48,205
Income (loss) before income taxes	392,855	(131,360)
Income tax (expense) recovery	(2,900)	3,038
Net income (loss)	389,955	(128,322)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interest	(2,463)	(19,821)
Net income (loss) attributable to Canopy Growth Corporation	$392,418	$(108,501)

Basic earnings (loss) per share	$1.02	$(0.30)
Basic weighted average common shares outstanding	384,055,133	363,763,347

Diluted earnings (loss) per share	$0.84	$(0.30)
Diluted weighted average common shares outstanding	404,546,243	363,763,347

Comprehensive loss:
Net income (loss)	$389,955	$(128,322)
Other comprehensive income (loss), net of income tax effect
Fair value changes of own credit risk of financial liabilities	660	(15,360)
Foreign currency translation	(27,938)	(53,124)
Total other comprehensive income (loss), net of income tax effect	(27,278)	(68,484)
Comprehensive income (loss)	362,677	(196,806)
Comprehensive income (loss) attributable to noncontrolling interests and redeemable noncontrolling interest	(2,463)	(19,821)
Comprehensive income (loss) attributable to Canopy Growth Corporation	$365,140	$(176,985)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of Canadian dollars, unaudited)

		Additional paid-in capital				Accumulated
	Common shares	Share-based reserve	Warrants	Ownership changes	Redeemable noncontrolling interest	other comprehensive income (loss)	Deficit	Noncontrolling interests	Total
Balance at March 31, 2021	$7,168,557	$480,786	$2,568,438	$(512,340)	$(121,234)	$(34,240)	$(6,068,156)	$4,709	$3,486,520
Other issuances of common shares and warrants	285,915	(25,692)	-	-	-	-	-	-	260,223
Replacement equity instruments from the acquisition of Supreme Cannabis	-	5,566	13,350	-	-	-	-	-	18,916
Exercise of Omnibus Plan stock options	5,522	(1,930)	-	-	-	-	-	-	3,592
Share-based compensation	-	12,861	-	-	-	-	-	-	12,861
Issuance and vesting of restricted share units	3,563	(3,563)	-	-	-	-	-	-	-
Changes in redeemable noncontrolling interest	-	-	-	-	(2,463)	-	-	2,463	-
Ownership changes relating to noncontrolling interests	-	-	-	-	-	-	-	265	265
Comprehensive (loss) income	-	-	-	-	-	(27,278)	392,418	(2,463)	362,677
Balance at June 30, 2021	$7,463,557	$468,028	$2,581,788	$(512,340)	$(123,697)	$(61,518)	$(5,675,738)	$4,974	$4,145,054

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of Canadian dollars, unaudited)

		Additional paid-in capital				Accumulated
	Common shares	Share-based reserve	Warrants	Ownership changes	Redeemable noncontrolling interest	other comprehensive income (loss)	Deficit	Noncontrolling interests	Total
Balance at March 31, 2020	$6,373,544	$517,741	$2,638,951	$(501,403)	$(40,134)	$220,899	$(4,323,236)	$221,758	$5,108,120
Other issuances of common shares and warrants	26,214	(26,798)	-	-	-	-	-	-	(584)
Exercise of warrants	315,256	-	(70,266)	-	-	-	-	-	244,990
Exercise of Omnibus Plan stock options	9,231	(4,509)	-	-	-	-	-	-	4,722
Share-based compensation	-	29,140	-	-	-	-	-	-	29,140
Changes in redeemable noncontrolling interest	-	-	-	-	(22,513)	-	-	10,663	(11,850)
Ownership changes relating to noncontrolling interests	-	-	-	162	-	-	-	2,647	2,809
Comprehensive income (loss)	-	-	-	-	-	(68,484)	(108,501)	(19,821)	(196,806)
Balance at June 30, 2020	$6,724,245	$515,574	$2,568,685	$(501,241)	$(62,647)	$152,415	$(4,431,737)	$215,247	$5,180,541

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of Canadian dollars, unaudited)

	Three months ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$389,955	$(128,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	17,116	17,415
Amortization of intangible assets	8,016	16,632
Share of loss on equity method investments	100	7,189
Share-based compensation	13,126	30,685
Asset impairment and restructuring costs	89,249	12,794
Income tax expense (recovery)	2,900	(3,038)
Non-cash foreign currency	(17,846)	8,688
Interest paid	(23,666)	(57)
Change in operating assets and liabilities, net of effects from purchases of businesses:
Amounts receivable	(4,946)	17,577
Prepaid expenses and other assets	(8,804)	(16,059)
Inventory	44,228	(10,772)
Accounts payable and accrued liabilities	(16,960)	3,755
Other, including non-cash fair value adjustments	(658,248)	(75,033)
Net cash used in operating activities	(165,780)	(118,546)
Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(20,279)	(61,547)
Purchases of intangible assets	(833)	(3,088)
Proceeds on sale of intangible assets	-	18,337
Purchases of short-term investments	(346,603)	(382,486)
Net cash proceeds on sale of subsidiaries	10,324	-
Sale of (investments in) other financial assets	56	(2,564)
Recovery of amounts related to construction financing	-	10,000
Payment of acquisition related liabilities	(8,367)	(4,511)
Net cash outflow on acquisition of noncontrolling interests	-	(125)
Net cash outflow on acquisition of subsidiaries	(8,857)	-
Net cash used in investing activities	(374,559)	(425,984)
Cash flows from financing activities:
Payment of share issue costs	(444)	(595)
Proceeds from issuance of shares by RIV Capital	-	92
Proceeds from exercise of stock options	3,592	4,722
Proceeds from exercise of warrants	-	244,990
Issuance of long-term debt	-	4,439
Repayment of long-term debt	(48,116)	(6,345)
Net cash (used in) provided by financing activities	(44,968)	247,303
Effect of exchange rate changes on cash and cash equivalents	(9,506)	(30,079)
Net decrease in cash and cash equivalents	(594,813)	(327,306)
Cash and cash equivalents, beginning of period	1,154,653	1,303,176
Cash and cash equivalents, end of period	$559,840	$975,870

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of Canadian dollars, unaudited)

	Three months ended June 30,
	2021	2020
Supplemental disclosure of cash flow information
Cash received during the period:
Income taxes	$33	$2,000
Cash paid during the period:
Income taxes	$330	$408
Noncash investing and financing activities
Additions to property, plant and equipment	$4,776	$17,337

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

The principal activities of the Company are the production, distribution and sale of a diverse range of cannabis and cannabinoid-based products for both adult recreational and medical purposes under a portfolio of distinct brands in Canada pursuant to the Cannabis Act, which came into effect on October 17, 2018 and regulates both the medical and recreational cannabis markets in Canada. The Company has also expanded to jurisdictions outside of Canada where federally lawful, permissible and regulated for cannabis and/or hemp, and the Company, through its subsidiaries, operates in the United States, Germany, and certain other global markets. Additionally, the Company produces, distributes and sells a range of other consumer products globally, including vaporizers; beauty, skincare, wellness and sleep products; and sports nutrition beverages.

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

Certain information and footnote disclosures normally included in the audited annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted or condensed. These condensed interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2021 (the “Annual Report”) and have been prepared on a basis consistent with the accounting policies as described in the Annual Report.

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

Principles of consolidation

The accompanying condensed interim consolidated financial statements include the accounts of the Company and all entities in which the Company either has a controlling voting interest or is the primary beneficiary of a variable interest entity. All intercompany accounts and transactions have been eliminated on consolidation. Information on the Company’s subsidiaries with noncontrolling interests is included in Note 20.

Use of estimates

The preparation of these condensed interim consolidated financial statements and accompanying notes in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

New accounting policies

Recently Adopted Accounting Pronouncements

Income Taxes

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which among other things, eliminates certain exceptions in the current rules regarding the approach for intraperiod tax allocations and the methodology for calculating income taxes in an interim period, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The Company adopted ASU 2019-12 as of April 1, 2021. There was no impact of adopting ASU 2019-12 on the condensed interim consolidated financial statements.

Investments-Equity Securities

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). ASU 2020-01 clarifies the interaction of accounting for the transition into and out of the equity method. The new standard also clarifies the accounting for measuring certain purchased options and forward contracts to acquire investments. The Company adopted ASU 2020-01 as of April 1, 2021. There was no impact of adopting ASU 2020-01 on the condensed interim consolidated financial statements.

Accounting Guidance not yet adopted

Convertible Instruments and Contracts in an Entity’s Own Equity

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40):Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. In addition, ASU 2020-06 enhances information transparency by making targeted improvements to the disclosures for convertible instruments and earnings-per-share (EPS) guidance and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted after December 15, 2020. The Company is evaluating the impact on the consolidated financial statements and expects to implement the provisions of ASU 2020-06 effective April 1, 2022.

3.  ASSET IMPAIRMENT AND RESTRUCTURING COSTS

In the three months ended June 30, 2021, the Company recorded charges related to operational changes resulting from the continuing strategic review of its business as a result of recent acquisition activities, and the partial outcome of certain integration initiatives. Additionally, the Company recognized incremental costs associated with the closure of certain of its Canadian production facilities in December 2020. Charges totaling $89,249 were recognized in the three months ended June 30, 2021, primarily representing the difference between the net book value of the associated long-lived assets and their estimated fair value.

4.  CASH AND CASH EQUIVALENTS

The components of cash and cash equivalents are as follows:

	June 30,	March 31,
	2021	2021
Cash	$367,284	$436,588
Cash equivalents	192,556	718,065
	$559,840	$1,154,653

5.  SHORT-TERM INVESTMENTS

The components of short-term investments are as follows:

	June 30,	March 31,
	2021	2021
Term deposits	$442,916	$463,824
Government securities	92,360	136,620
Asset-backed securities	252,848	16,342
Commercial paper and other	703,162	527,777
	$1,491,286	$1,144,563

The amortized cost of short-term investments at June 30, 2021 is $1,492,227 (March 31, 2021 – $1,145,364).

6.  AMOUNTS RECEIVABLE, NET

The components of amounts receivable, net are as follows:

	June 30,	March 31,
	2021	2021
Accounts receivable, net	$87,582	$67,106
Indirect taxes receivable	8,674	8,281
Interest receivable	6,052	5,140
Other receivables	4,147	11,908
	$106,455	$92,435

Included in the accounts receivable, net balance at June 30, 2021 is an allowance for doubtful accounts of $1,582 (March 31, 2021 – $1,411).

7.  INVENTORY

The components of inventory are as follows:

	June 30,	March 31,
	2021	2021
Raw materials, packaging supplies and consumables	$66,006	$55,554
Work in progress	219,816	223,652
Finished goods	125,853	88,773
	$411,675	$367,979

In the three months ended June 30, 2021, the Company recorded write-downs related to inventory in cost of goods sold of $6,014 (three months ended June 30, 2020 – $19,386).

8.  PREPAID EXPENSES AND OTHER ASSETS

The components of prepaid expenses and other assets are as follows:

	June 30,	March 31,
	2021	2021
Prepaid expenses	$44,412	$28,349
Deposits	21,008	18,316
Prepaid inventory	1,157	1,496
Other assets	25,007	19,071
	$91,584	$67,232

9.  OTHER FINANCIAL ASSETS

The following table outlines changes in other financial assets. Additional details on how the fair value of significant investments is calculated are included in Note 21.

				Foreign	Exercise of
		Balance at		currency	options /	Balance at
		March 31,	Fair value	translation	disposal	June 30,
Entity	Instrument	2021	changes	adjustments	of shares	2021
TerrAscend Exchangeable Shares	Exchangeable shares	$385,000	$53,000	$-	$-	$438,000
TerrAscend Canada - October 2019	Term loan / debenture	10,240	540	-	-	10,780
TerrAscend Canada - March 2020	Term loan / debenture	56,330	3,350	-	-	59,680
Arise Bioscience	Term loan / debenture	13,077	1,376	(171)	-	14,282
TerrAscend - October 2019	Warrants	17,250	2,780	-	-	20,030
TerrAscend - March 2020	Warrants	152,910	22,820	-	-	175,730
TerrAscend - December 2020	Warrants	13,240	1,840	-	-	15,080
TerrAscend	Option	10,600	1,500	-	-	12,100
Acreage Hempco[1]	Debenture	27,448	1,302	(359)	-	28,391
SLANG	Warrants	9,400	(4,000)	-	-	5,400
Other - at fair value through net income (loss)	Various	5,487	(356)	-	(100)	5,031
Other - classified as held for investment	Loan receivable	7,185	-	-	(31)	7,154
		$708,167	$84,152	$(530)	$(131)	$791,658

1 See Note 27 for information regarding Acreage Hempco.

10.  PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment are as follows:

	June 30,	March 31,
	2021	2021
Buildings and greenhouses	$833,426	$651,166
Production and warehouse equipment	210,671	216,925
Leasehold improvements	101,163	106,837
Office and lab equipment	35,053	30,546
Land	33,158	34,747
Computer equipment	22,719	26,431
Right-of-use-assets
Buildings and greenhouses	100,530	100,517
Production and warehouse equipment	530	530
Assets in process	26,653	129,428
	1,363,903	1,297,127
Less: Accumulated depreciation	(221,289)	(222,590)
	$1,142,614	$1,074,537

Depreciation expense included in cost of goods sold for the three months ended June 30, 2021 is $10,462 (three months ended June 30, 2020 – $14,786). Depreciation expense included in selling, general and administrative expenses for the three months ended June 30, 2021 is $6,654 (three months ended June 30, 2020 – $2,629).

11.  INTANGIBLE ASSETS

The components of intangible assets are as follows:

	June 30, 2021		March 31, 2021
	Gross	Net	Gross	Net
	Carrying	Carrying	Carrying	Carrying
	Amount	Amount	Amount	Amount
Finite lived intangible assets
Intellectual property	$211,069	$165,077	$212,100	$168,655
Distribution channel	76,599	35,208	73,756	35,176
Software and domain names	29,655	18,193	27,836	18,149
Brands	21,102	7,241	21,812	8,894
Operating licenses	10,500	10,500	-	-
Amortizable intangibles in process	875	875	1,952	1,952
Total	$349,800	$237,094	$337,456	$232,826

Indefinite lived intangible assets
Acquired brands		$101,969		$67,341
Operating licenses		8,000		8,000
Total intangible assets		$347,063		$308,167

Amortization expense included in cost of goods sold for the three months ended June 30, 2021 is $18 (three months ended June 30, 2020 – $702). Amortization expense included in selling, general and administrative expenses for the three months ended June 30, 2021 is $7,998 (three months ended June 30, 2020 – $15,930).

12.  GOODWILL

The changes in the carrying amount of goodwill are as follows:

Balance, March 31, 2020	$1,954,471
Foreign currency translation adjustments	(65,117)
Balance, March 31, 2021	$1,889,354
Purchase accounting allocations	122,374
Disposal of consolidated entities	(5,245)
Foreign currency translation adjustments	(6,025)
Balance, June 30, 2021	$2,000,458

13.  OTHER ACCRUED EXPENSES AND LIABILITIES

The components of other accrued expenses and liabilities are as follows:

	June 30,	March 31,
	2021	2021
Employee compensation	$36,061	$47,237
Taxes and government fees	14,250	13,550
Professional fees	7,303	11,544
Other	22,324	28,482
	$79,938	$100,813

14.  DEBT

The components of debt are as follows:

		June 30,	March 31,
	Maturity Date	2021	2021
Convertible senior notes at 4.25% interest with semi-annual interest payments	July 15, 2023
Principal amount		$600,000	$600,000
Accrued interest		12,042	5,664
Non-credit risk fair value adjustment		52,620	109,710
Credit risk fair value adjustment		(28,620)	(27,960)
		636,042	687,414
Convertible debentures	September 10, 2025	30,532	-
Accretion debentures	September 10, 2025	9,802	-
Credit facility	March 18, 2026	880,927	891,677
Other revolving debt facility, loan, and financings		3,475	3,872
		1,560,778	1,582,963
Less: current portion		(15,705)	(9,827)
Long-term portion		$1,545,073	$1,573,136

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

Convertible Notes

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

Holders of the Notes may convert the Notes at their option at any time from January 15, 2023 to the maturity date. The Notes will be convertible, at the holder’s option, at a conversion rate of 20.7577 common shares for every $1 principal amount of Notes (equal to an initial conversion price of approximately $48.18 per common share), subject to adjustments in certain events. In addition, the holder has the right to exercise the conversion option from September 30, 2018 to January 15, 2023, if (i) the market price of the Company common shares for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day, (ii) during the 5 business day period after any consecutive 5 trading day period (the “measurement period”) in which the trading price per $1 principal amount of the Notes for each trading day in the measurement period was less than 98% of the product of the last reported sales price of the Company’s common shares and the conversion rate on each such trading day, (iii) the Notes are called for redemption or (iv) upon occurrence of certain corporate events (“Fundamental Change”). A Fundamental Change occurred upon completion of the investment by Constellation Brands, Inc. (“CBI”) in the Company in November 2018, and no holders of Notes surrendered any portion of their Notes in connection therewith.

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

The overall change in fair value of the Notes during the three months ended June 30, 2021, was a decrease of $51,372 (three months ended June 30, 2020, an increase of $35,694), which included contractual interest of $6,378 (three months ended June 30, 2020, interest of $6,444). Refer to Note 21 for additional details on how the fair value of the Notes is calculated.

Supreme Cannabis Convertible Debentures and Accretion Debentures

On October 19, 2018, Supreme Cannabis (as defined below) entered into an indenture with Computershare Trust Company of Canada (the “Trustee”) pursuant to which Supreme Cannabis issued 6.0% senior unsecured convertible debentures (the “Supreme Debentures”) for gross proceeds of $100,000. On September 9, 2020, Supreme Cannabis and the Trustee entered into a supplemental indenture to effect certain amendments to the Supreme Debentures, which included among other things: (i) the cancellation of $63,500 of principal amount of the Supreme Debentures; (ii) an increase in the interest rate to 8% per annum; (iii) the extension of the maturity date to September 10, 2025; and (iv) a reduction in the conversion price to $0.285.

In addition, on September 9, 2020, Supreme Cannabis issued new senior unsecured non-convertible debentures (“Accretion Debentures”). The principal amount began at $nil and accretes at a rate of 11.06% per annum based on the remaining principal amount of the Supreme Debentures of $36,500 to a maximum of $13,500, compounding on a semi-annual basis commencing on September 9, 2020, and ending on September 9, 2023. The Accretion Debentures are payable in cash, but do not bear cash interest and are not convertible into Supreme Shares. The principal amount of the Accretion Debentures will amortize, or be paid, at 1.0% per month over the 24 months prior to maturity.

As a result of the Supreme Arrangement (as defined below), the Supreme Debentures remain outstanding as securities of Supreme Cannabis, which, upon conversion will entitle the holder thereof to receive, in lieu of the number of Supreme Shares (as defined below) to which such holder was theretofore entitled, the consideration payable under the Supreme Arrangement that such holder would have been entitled to be issued and receive if, immediately prior to the effective time of the Supreme Arrangement, such holder had been the registered holder of the number of Supreme Shares to which such holder was theretofore entitled.

In connection with the Supreme Arrangement, the Company, Supreme Cannabis and the Trustee entered into a supplemental indenture whereby the Company agreed to issue common shares upon conversion of any Supreme Debenture. In addition, the Company may force conversion of the Supreme Debentures outstanding with 30 days’ notice if the daily volume weighted average trading price of the Company’s common shares is greater than $38.59 for any 10 consecutive trading days.

Prior to September 9, 2023, the Supreme Debentures are not redeemable. Beginning on and after September 9, 2023, Supreme Cannabis may from time to time, upon providing 60 days prior written notice to the Trustee, redeem the Convertible Debentures outstanding, provided that the Accretion Debentures have already been redeemed in full.

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

The current outstanding balance of the FCC debt facility is $nil (March 31, 2021 – $nil) with an interest rate of 3.45%, or FCC prime rate plus 1.0%.

The revolving debt facility with FCC is secured by a first charge on the properties in Niagara-on-the-Lake, Ontario, a corporate guarantee from the Company, and a general corporate security agreement.

15.  OTHER LIABILITIES

The components of other liabilities are as follows:

	As at June 30, 2021			As at March 31, 2021
	Current	Long-term	Total	Current	Long-term	Total
Lease liabilities	$36,862	$93,174	$130,036	$42,061	$94,164	$136,225
Acquisition consideration related liabilities	10,095	10,393	20,488	16,577	7,808	24,385
Refund liability	8,387	-	8,387	6,441	-	6,441
Settlement liabilities and other	13,804	5,471	19,275	41,349	5,268	46,617
	$69,148	$109,038	$178,186	$106,428	$107,240	$213,668

16. REDEEMABLE NONCONTROLLING INTEREST

The net changes in the redeemable noncontrolling interests are as follows:

	Vert Mirabel	BioSteel	Total
As at March 31, 2021	$11,500	$123,800	$135,300
Net income (loss) attributable to redeemable noncontrolling interest	1,293	(3,756)	(2,463)
Adjustments to redemption amount	(1,293)	3,756	2,463
As at June 30, 2021	$11,500	$123,800	$135,300

	Vert Mirabel	BioSteel	Total
As at March 31, 2020	$20,250	$49,500	$69,750
Net loss attributable to redeemable noncontrolling interest	(9,253)	(1,410)	(10,663)
Adjustments to redemption amount	18,803	3,710	22,513
As at June 30, 2020	$29,800	$51,800	$81,600

17.  SHARE CAPITAL

CANOPY GROWTH

Authorized

An unlimited number of common shares.

(i) Equity financings

There were no equity financings during the three months ended June 30, 2021 (three months ended June 30, 2020 - none).

(ii) Other issuances of common shares

During the three months ended June 30, 2021, the Company issued the following shares, net of share issuance costs, as a result of business combinations, milestones being met, and other equity-settled transactions:

	Number of shares	Share capital	Share based reserve
Acquisition of Supreme Cannabis	9,013,400	$260,668	$-
Completion of acquisition milestones	875,401	25,247	(25,692)
Total	9,888,801	$285,915	$(25,692)

During the three months ended June 30, 2020, the Company issued the following shares, net of share issuance costs, as a result of business combinations, milestones being met, and other equity-settled transactions:

	Number of shares	Share capital	Share based reserve
Completion of acquisition milestones	751,922	$12,079	$(12,079)
Other issuances	412,417	14,135	(14,719)
Total	1,164,339	$26,214	$(26,798)

(iii) Warrants

	Number of whole warrants	Average exercise price	Warrant value
Balance outstanding at March 31, 2021[1]	127,073,136	$58.33	$2,568,438
Supreme Cannabis warrants	1,265,742	$25.61	$13,350
Expiry of warrants	(145,831)	32.61	-
Balance outstanding at June 30, 2021[1]	128,193,047	$58.04	$2,581,788

1 This balance excludes the Tranche C Warrants (as defined below), which represent a derivative liability and have nominal value. See Note 27.

	Number of whole warrants	Average exercise price	Warrant value
Balance outstanding at March 31, 2020[1]	146,299,443	$52.44	$2,638,951
Exercise of warrants	(18,876,901)	12.98	(70,266)
Balance outstanding at June 30, 2020[1]	127,422,542	$58.29	$2,568,685

1 This balance excludes the Tranche C Warrants (as defined below), which represent a derivative liability and have nominal value. See Note 27.

18. SHARE-BASED COMPENSATION

CANOPY GROWTH CORPORATION SHARE-BASED COMPENSATION PLAN

Canopy Growth's eligible employees participate in a share-based compensation plan as noted below.

On September 21, 2020, the Company’s shareholders approved amendments to the Company’s Amended and Restated Omnibus Incentive Plan (as amended and restated, the “Omnibus Plan”) pursuant to which the Company can issue share-based long-term incentives. The Omnibus Plan approved by the shareholders extended the maximum term of each Option (as defined below) to be granted by the Company to ten years from the date of grant rather than six years from the date of grant. On May 27, 2021, the Board of Directors of the Company approved certain amendments to the Omnibus Plan in order to reduce the maximum number of shares available for issuance under the Omnibus Plan from 15% of the issued and outstanding shares, to 10% of the issued and outstanding shares from time to time less the number of shares issuable pursuant to other security-based compensation arrangements of the Company. All directors, officers, employees and independent contractors of the Company are eligible to receive awards of common share purchase options (“Options”), restricted share units (“RSUs”), performance share units (“PSUs”), deferred share units, stock appreciation rights, performance awards, or other shares-based awards (collectively, the “Awards”) under the Omnibus Plan.

The maximum number of common shares reserved for Awards is 39,311,910 at June 30, 2021. As of June 30, 2021, the only Awards issued have been Options, RSUs and PSUs under the Omnibus Plan.

The Omnibus Plan is administered by the Corporate Governance, Compensation and Nominating committee of the Company (“CGC&N Committee”) which establishes exercise prices, at not less than the market price at the date of grant, and expiry dates. Options under the Omnibus Plan generally become exercisable in increments with 1/3 being exercisable on each of the first, second and third anniversaries from the date of grant, with expiry dates set at ten years from issuance, subject to the capacity of the CGC&N Committee pursuant to the Omnibus Plan to provide for an expiry date in an award agreement for the grant of options which is less than ten years from issuance. The CGC&N Committee has the discretion to amend general vesting provisions and the term of any award, subject to limits contained in the Omnibus Plan.

Under the Company’s Employee Share Purchase Plan (the “Purchase Plan”) the aggregate number of common shares that may be issued is 600,000, and the maximum number of common shares which may be issued in any one fiscal year shall not exceed 300,000. For the three months ended June 30, 2021, no common shares were issued under the Purchase Plan.

The following is a summary of the changes in the Options outstanding during the three months ended June 30, 2021:

	Options issued	Weighted average exercise price
Balance outstanding at March 31, 2021	17,704,311	$36.79
Options granted	560,085	30.87
Replacement options issued as a result of the acquisition of Supreme Cannabis	140,159	80.53
Options exercised	(205,335)	17.50
Options forfeited	(809,960)	43.79
Balance outstanding at June 30, 2021	17,389,260	$36.50

The following is a summary of the Options as at June 30, 2021:

	Options Outstanding		Options Exercisable
		Weighted Average		Weighted Average
		Remaining		Remaining
	Outstanding at	Contractual Life	Exercisable at	Contractual Life
Range of Exercise Prices	June 30, 2021	(years)	June 30, 2021	(years)
$0.06 - $24.62	2,357,356	3.15	1,407,826	2.43
$24.63 - $33.53	4,491,920	4.11	2,090,648	3.36
$33.54 - $36.80	3,405,640	3.42	2,186,429	3.42
$36.81 - $42.84	2,992,796	3.68	2,034,251	3.22
$42.85 - $171.54	4,141,548	3.64	2,469,037	3.56
	17,389,260	3.65	10,188,191	3.25

At June 30, 2021, the weighted average exercise price of Options outstanding and Options exercisable was $36.50 and $37.23, respectively (March 31, 2021 – $36.79 and $36.97, respectively).

The Company recorded $8,044 in share-based compensation expense related to Options issued to employees and contractors for the three months ended June 30, 2021 (three months ended June 30, 2020 – $22,328). The share-based compensation expense for the three months ended June 30, 2021 includes an amount related to 1,559,413 Options being provided in exchange for services which are subject to performance conditions (for the three months ended June 30, 2020 – 2,060,068).

During the three months ended June 30, 2021, the Company issued replacement options to employees in relation to the acquisition of Supreme Cannabis (Note 26) and recorded share-based compensation expense of $823.

The Company uses the Black-Scholes option pricing model to establish the fair value of Options granted during the three months ended June 30, 2021 and 2020, on their measurement date by applying the following assumptions:

	June 30,	June 30,
	2021	2020
Risk-free interest rate	0.67%	0.33%
Expected life of options (years)	3 - 5	3 - 5
Expected volatility	76%	76%
Expected forfeiture rate	18%	16%
Expected dividend yield	nil	nil
Black-Scholes value of each option	$17.25	$12.31

Volatility was estimated by using the historical volatility of the Company. The expected life in years represents the period of time that Options granted are expected to be outstanding. The risk-free rate was based on zero coupon Canada government bonds with a remaining term equal to the expected life of the Options.

During the three months ended June 30, 2021, 205,335 Options were exercised ranging in price from $2.68 to $36.34 for gross proceeds of $3,592 (for the three months ended June 30, 2020 – 711,472 Options were exercised ranging in price from $1.32 to $27.99 for gross proceeds of $4,722).

For the three months ended June 30, 2021, the Company recorded $2,295, in share-based compensation expense related to RSUs (for the three months ended June 30, 2020 – $3,842). The following is a summary of the changes in the Company’s RSUs during the three months ended June 30, 2021:

Number of RSUs
Balance outstanding at March 31, 2021	753,310
RSUs granted	536,314
RSUs released	(149,785)
RSUs cancelled and forfeited	(24,334)
Balance outstanding at June 30, 2021	1,115,505

During the three months ended June 30, 2021, the Company recorded $1,699 (for the three months ended June 30, 2020 – $2,970), in share-based compensation expense related to acquisition milestones.

During the three months ended June 30, 2021, 9,888,801 common shares, (during the three months ended June 30, 2020 – 751,922) were released on completion of acquisition milestones. At June 30, 2021, there were up to 645,509 common shares to be issued on the completion of acquisition and asset purchase milestones. In certain cases, the number of common shares to be issued is based on the volume weighted average share price at the time the milestones are met. The number of common shares has been estimated assuming the milestones were met at June 30, 2021. The number of common shares excludes common shares that are to be issued on July 4, 2023 to the previous shareholders of Spectrum Colombia S.A.S. and Canindica Capital Ltd. based on the fair market value of the Company’s Latin American business on that date.

BioSteel share-based payments

On October 1, 2019, the Company purchased 72% of the outstanding shares of BioSteel Sports Nutrition Inc. (“BioSteel”). BioSteel has a stock option plan under which non-transferable options to purchase common shares of BioSteel may be granted to directors, officers, employees, or independent contractors of the BioSteel. As at June 30, 2021, BioSteel had 1,549,800 (March 31, 2021 – 1,581,000) options outstanding which vest in equal tranches over a 5-year period. In determining the amount of share-based compensation related to these options, BioSteel used the Black-Scholes option pricing model to establish the fair value of options on their measurement date. The Company recorded $265 of share-based compensation expense related to the BioSteel options during the three months ended June 30, 2021 (three months ended June 30, 2020 – $244), with a corresponding increase in noncontrolling interest.

RIV Capital Inc. (“RIV Capital”) share-based payments

For the three months ended June 30, 2020, the Company recorded $1,301 in share-based compensation expense related to its former subsidiary, RIV Capital. The Company disposed of its investment in RIV Capital on February 23, 2021.

19.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income includes the following components:

	Foreign currency translation adjustments	Changes of own credit risk of financial liabilities	Accumulated other comprehensive income (loss)
As at March 31, 2021	$(28,246)	$(5,994)	$(34,240)
Other comprehensive income (loss)	(27,938)	660	(27,278)
As at June 30, 2021	$(56,184)	$(5,334)	$(61,518)

	Foreign currency translation adjustments	Changes of own credit risk of financial liabilities	Accumulated other comprehensive income (loss)
As at March 31, 2020	$126,723	$94,176	$220,899
Other comprehensive loss	(53,124)	(15,360)	(68,484)
As at June 30, 2020	$73,599	$78,816	$152,415

20.  NONCONTROLLING INTERESTS

The net change in the noncontrolling interests is as follows:

	Vert Mirabel	BioSteel	Other non- material interests	Total
As at March 31, 2021	$-	$1,658	$3,051	$4,709
Comprehensive income (loss)	1,293	(3,756)	-	(2,463)
Net (income) loss attributable to redeemable noncontrolling interest	(1,293)	3,756	-	2,463
Share-based compensation	-	265	-	265
Ownership changes	-	-	-	-
Warrants	-	-	-	-
As at June 30, 2021	$-	$1,923	$3,051	$4,974

	Canopy Rivers	Vert Mirabel	BioSteel	Other non- material interests	Total
As at March 31, 2020	$211,086	$7,132	$489	$3,051	$221,758
Comprehensive loss	(3,883)	(14,528)	(1,410)	-	(19,821)
Net loss attributable to redeemable noncontrolling interest	-	9,253	1,410	-	10,663
Share-based compensation	1,301	-	244	-	1,545
Ownership changes	852	-	-	-	852
Warrants	250	-	-	-	250
As at June 30, 2020	$209,606	$1,857	$733	$3,051	$215,247

21.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value measurements are made using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value:

•	Level 1 – defined as observable inputs such as quoted prices in active markets;
•	Level 2 – defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•	Level 3 – defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

The following table represents our financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair value measurement using
	Quoted prices	Significant
	prices in	other	Significant
	active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2021
Assets:
Short-term investments	$1,491,286	$-	$-	$1,491,286
Restricted short-term investments	14,336	-	-	14,336
Other financial assets	268	-	784,236	784,504
Liabilities:
Convertible senior notes	-	636,042	-	636,042
Liability arising from Acreage Arrangement	-	-	450,000	450,000
Warrant derivative liability	-	-	299,318	299,318

March 31, 2021
Assets:
Short-term investments	$1,144,563	$-	$-	$1,144,563
Restricted short-term investments	11,332	-	-	11,332
Other financial assets	254	-	700,728	700,982
Liabilities:
Convertible senior notes	-	687,414	-	687,414
Liability arising from Acreage Arrangement	-	-	600,000	600,000
Warrant derivative liability	-	-	615,575	615,575

The following table summarizes the valuation techniques and significant unobservable inputs in the fair value measurement of significant level 2 financial instruments:

Financial asset / financial liability	Valuation techniques	Key inputs
Convertible senior notes	Convertible note pricing model	Quoted prices in over-the-counter broker market

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

During the three months ended June 30, 2021 and June 30, 2020, there were no transfers of amounts between levels.

22.  REVENUE

Revenue is dissaggregated as follows:

	Three months ended
	June 30,	June 30,
	2021	2020
Canadian recreational cannabis net revenue
Business-to-business[1]	$42,693	$34,934
Business-to-consumer	17,344	9,330
	60,037	44,264
Canadian medical cannabis net revenue[2]	13,492	13,910
	73,529	58,174
International and other revenue
C3	11,443	15,369
Other	7,967	5,739
	19,410	21,108
Global cannabis net revenue	92,939	79,282

Other consumer products
Storz & Bickel	24,070	17,120
This Works	6,551	6,049
BioSteel	6,661	2,448
Other	5,988	5,517
Other consumer products revenue	43,270	31,134

Net revenue	$136,209	$110,416

1Canadian recreational business-to-business net revenue reflects excise taxes of $17,834 (three months ended June 30, 2020 – $7,246).

2Canadian medical cannabis net revenue reflects excise taxes of $1,380 (three months ended June 30, 2020 – $1,426).

The Company recognizes variable consideration related to estimated future product returns and price adjustments as a reduction of the transaction price at the time revenue for the corresponding product sale is recognized. Net revenue reflects actual returns and variable consideration related to estimated returns and price adjustments in the amount of $3,000 for the three months ended June 30, 2021 (three months ended June 30, 2020 – $3,400). As of June 30, 2021, the liability for estimated returns and price adjustments was $8,387 (March 31, 2021 – $6,441).

23.  OTHER INCOME (EXPENSE), NET

Other income (expense), net is dissaggregated as follows:

	Three months ended
	June 30,	June 30,
	2021	2020
Fair value changes on other financial assets	$84,152	$21,807
Fair value changes on liability arising from Acreage Arrangement	150,000	(35,000)
Fair value changes on convertible senior notes	50,712	(20,334)
Fair value change on warrant derivative liability	316,257	35,369
Fair value changes on acquisition related contingent consideration	(199)	39,983
Interest income	2,647	8,993
Interest expense	(24,564)	(1,155)
Foreign currency loss	1,030	(5,959)
Loss on disposal of consolidated entity	(2,339)	-
Other income (expense), net	2,970	4,501
	$580,666	$48,205

24.  INCOME TAXES

There have been no material changes to income tax matters in connection with normal course operations during the three months ended June 30, 2021.

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

25.  EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share are calculated using the following numerators and denominators:

	Three months ended
	June 30,	June 30,
	2021	2020
Basic earnings (loss) per share computation
Net income (loss) attributable to common shareholders of Canopy Growth	$392,418	$(108,501)
Weighted average number of common shares outstanding	384,055,133	363,763,347
Basic earnings (loss) per share	$1.02	$(0.30)

Diluted earnings (loss) per share computation
Net income (loss) used in the computation of basic earnings (loss) per share	$392,418	$(108,501)
Numerator adjustments for diluted earnings (loss) per share:
Adjustment to net loss attributable to noncontrolling interests and redeemable noncontrolling interest	(2,463)	-
Removal of fair value changes on convertible senior notes	(50,712)	-
Net income (loss) used in the computation of diluted earnings (loss) per share	$339,243	$(108,501)

Weighted average number of common shares outstanding used in the computation of basic earnings (loss) per share	384,055,133	363,763,347
Denominator adjustments for diluted earnings (loss) per share:
Dilutive impact of assumed exercise or conversion of:
Convertible senior notes	13,214,767	-
Redeemable noncontrolling interest	4,289,296	-
Stock options	1,190,278	-
Other securities	1,796,769	-
Weighted average number of common shares for computation of diluted earnings (loss) per share	404,546,243	363,763,347
Diluted earnings (loss) per share[1]	$0.84	$(0.30)

1 In computing diluted earnings per share, incremental common shares are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive.

26.  ACQUISITIONS

The following table summarizes the consolidated balance sheet impact at acquisition of the Company’s business combinations that occurred in the three months ended June 30, 2021:

	Ace	Supreme
	Valley	Cannabis
	(i)	(ii)	Total
Cash and cash equivalents	$1,544	$41,306	$42,850
Inventory	878	33,681	34,559
Other current assets	2,249	15,145	17,394
Property, plant and equipment	105	179,123	179,228
Intangible assets
Brands	14,000	20,900	34,900
Distribution channel	-	3,000	3,000
Operating licenses	-	10,500	10,500
Goodwill	36,464	85,910	122,374
Accounts payable and other accrued expenses and liabilities	(1,148)	(13,258)	(14,406)
Debt and other liabilities	-	(90,482)	(90,482)
Deferred income tax liabilities	-	(6,157)	(6,157)
Net assets acquired	$54,092	$279,668	$333,760

Consideration paid in cash	$51,623	$84	$51,707
Consideration paid in shares	-	260,668	260,668
Replacement options	-	629	629
Replacement warrants	-	13,350	13,350
Other consideration	2,469	4,937	7,406
Total consideration	$54,092	$279,668	$333,760

Consideration paid in cash	$51,623	$84	$51,707
Less: Cash and cash equivalents acquired	(1,544)	(41,306)	(42,850)
Net cash outflow (inflow)	$50,079	$(41,222)	$8,857

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

(i) Ace Valley

On April 1, 2021, the Company entered into a share purchase agreement (the “AV Share Purchase Agreement”) with Tweed Inc., AV Cannabis Inc. (“Ace Valley”), and the shareholders of Ace Valley (the “AV Vendors”) pursuant to which the Company indirectly acquired 100% of the issued and outstanding shares of Ace Valley for cash consideration of $51,623. Ace Valley is an Ontario-based cannabis brand with a focus on premium, ready-to-enjoy products including vapes, pre-roll joints and gummies. Pursuant to the terms of the AV Share Purchase Agreement, the Company may be required to make certain earn-out payments to the AV Vendors, which may result in an additional cash payment or the issuance of common shares, subject to the fulfillment of certain conditions by April 1, 2023. This represents liability-classified contingent consideration. Management has estimated the fair value of this consideration to be $2,469 by assessing the probability and timing of the fulfillment of the specified conditions and discounting the expected cash outflows to present value.

Due to the timing of this acquisition, the purchase price allocation for the acquisition of Ace Valley is provisional. The fair value assigned to the consideration paid, intangible assets and net assets acquired is based on management’s best estimate using the information currently available and may be revised by the Company as additional information is received.

(ii) Supreme Cannabis

On June 22, 2021, the Company and the Supreme Cannabis Company, Inc. (“Supreme Cannabis”) completed an arrangement (the “Supreme Arrangement”) pursuant to which the Company acquired 100% of the issued and outstanding common shares of Supreme Cannabis (the “Supreme Shares”). Supreme Cannabis is a producer of recreational, wholesale and medical cannabis products, with a diversified portfolio of distinct cannabis companies, products and brands. Pursuant to the Supreme Arrangement, the Company issued 9,013,400 common shares with a fair value on closing of $260,668 and made a cash payment of $84 to former Supreme Cannabis shareholders in consideration for their Supreme Shares.

The Company also assumed the obligation to issue 1,265,742 common shares upon the exercise of outstanding warrants of Supreme Cannabis and issued 140,159 replacement options. The fair value of the obligation upon the exercise of the outstanding warrants of Supreme Cannabis was estimated to be $13,350 using a Black-Scholes model. The replacement options’ fair value totaled $1,452, calculated using a Black-Scholes model, of which $629 was included in consideration paid as it related to pre-combination services and the residual $823 fair value was recognized immediately in share-based compensation expense after the completion of the acquisition.

On June 22, 2021, Supreme Cannabis had convertible debentures outstanding with a principal amount of $26,968 which were convertible into 94,625,183 Supreme Shares. As a result of the acquisition the conversion feature was adjusted in accordance with an exchange ratio of 0.011659. The fair value of these convertible debentures on June 22, 2021 was estimated to be $36,751, of which $4,937 was allocated to the conversion feature and $31,814 to the debt component.

Due to the timing of this acquisition, the purchase price allocation for the acquisition of Supreme Cannabis is provisional. The fair value assigned to the consideration paid, intangible assets and net assets acquired is based on management’s best estimate using the information currently available and may be revised by the Company as additional information is received.

27.  ACREAGE ARRANGEMENT AND AMENDMENTS TO CBI INVESTOR RIGHTS AGREEMENT AND WARRANTS

Acreage Arrangement

On September 23, 2020, the Company and Acreage Holdings, Inc. (“Acreage”) entered into a second amendment (the “Acreage Amending Agreement”) to the arrangement agreement (the “Acreage Arrangement Agreement”) between the Company and Acreage dated April 18, 2019, as amended on May 15, 2019, and implemented an amended and restated plan of arrangement (the “Acreage Amended Arrangement”). The Acreage Amended Arrangement provides for, among other things, the following:

•

Following the occurrence or waiver (at the discretion of Canopy Growth) of changes in U.S. federal law to permit the general cultivation, distribution, and possession of marijuana or to remove the regulation of such activities from the federal laws of the United States (the “Triggering Event”) and subject to the satisfaction or waiver of the conditions set out in the Acreage Arrangement Agreement (as modified in connection with the Acreage Amending Agreement), Canopy Growth will acquire all of the issued and outstanding Class E subordinated voting shares (the “Fixed Shares”) based on an amended exchange ratio equal to 0.3048 of a common share to be received for each Fixed Share held. The foregoing exchange ratio for the Fixed Shares is subject to adjustment in accordance with the Acreage Amended Arrangement if, among other things, Acreage issues greater than the permitted number of Fixed Shares;

•

Upon the occurrence or waiver (at the discretion of Canopy Growth) of the Triggering Event, Canopy Growth will have the right exercisable for a period of 30 days, to acquire all of the issued and outstanding Class D subordinated voting shares (the “Floating Shares”) for cash or common shares or a combination thereof, in Canopy Growth’s sole discretion at a price equal to the 30-day volume weighted average trading price of the Floating Shares on the Canadian Securities Exchange, subject to a minimum call price of US$6.41 per Floating Share. The foregoing exchange ratio for the Floating Shares is subject to adjustment in accordance with the Acreage Amended Arrangement if Acreage issues greater than the permitted number of Floating Shares. The acquisition of the Floating Shares, if acquired, will take place concurrently with the closing of the acquisition of the Fixed Shares;

•

Immediately prior to the acquisition of the Fixed Shares, each issued and outstanding Class F multiple voting share will automatically be exchanged for one Fixed Share and thereafter be acquired by Canopy Growth upon the same terms and conditions as the acquisition of the Fixed Shares;

•	If the occurrence or waiver of the Triggering Event does not occur by September 23, 2030, Canopy Growth’s rights to acquire both the Fixed Shares and the Floating Shares will terminate;
•

Upon implementation of the Acreage Amended Arrangement, Canopy Growth made a cash payment to the shareholders of Acreage and holders of certain convertible securities in the aggregate amount of US$37,500 ($49,849); and

•	Acreage is only permitted to issue an aggregate of up to 32,700,000 Fixed Shares and Floating Shares.

At June 30, 2021, the right and the obligation (the “Acreage financial instrument”) to acquire the Fixed Shares represents a financial liability of $450,000 (March 31, 2021 – $600,000), as the estimated fair value of the Acreage business is less than the estimated fair value of the consideration to be provided upon the exercise of the Acreage financial instrument. Fair value changes of $150,000 were recognized in other income (expense), net in the three months ended June 30, 2021 (three months ended June 30, 2020 – $35,000) (see Note 23). The fair value determination includes a high degree of subjectivity and judgment, which results in significant estimation uncertainty. See Note 21 for additional details on how the fair value of the Acreage financial instrument is calculated on a recurring basis. From a measurement perspective, the Company has elected the fair value option under ASC 825.

In connection with the Acreage Amended Arrangement, on September 23, 2020, an affiliate of the Company advanced US$50,000 ($66,995) to Universal Hemp, LLC, a wholly-owned subsidiary of Acreage (“Acreage Hempco”) pursuant to a secured debenture (“debenture”). In accordance with the terms of the debenture, the funds cannot be used, directly or indirectly, in connection with or for any cannabis or cannabis-related operations in the United States, unless and until such operations comply with all applicable laws of the United States. The debenture bears interest at a rate of 6.1% per annum, matures on September 23, 2030, or such earlier date in accordance with the terms of the debenture, and all interest payments made pursuant to the debenture are payable in cash by Acreage Hempco. The debenture is not convertible and is not guaranteed by Acreage.

The amount advanced on September 23, 2020 pursuant to the debenture has been recorded in other financial assets (see Note 9), and the Company has elected the fair value option under ASC 825 (see Note 21). At June 30, 2021, the estimated fair value of the debenture issued to an affiliate of the Company by Acreage Hempco was $28,391 (March 31, 2021 – $27,448), measured using a discounted cash flow model, and fair value changes and foreign currency translation adjustments totaling $943 were recognized in other income (expense), net in the three months ended June 30, 2021 (see Note 23). An additional US$50,000 may be advanced pursuant to the debenture subject to the satisfaction of certain conditions by Acreage Hempco.

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

In connection with the Tranche B Warrants and the Tranche C Warrants, Canopy Growth will provide CBI with a share repurchase credit of up to $1.583 billion on the aggregate exercise price of the Tranche B Warrants and Tranche C Warrants in the event that Canopy Growth does not purchase for cancellation the lesser of (i) 27,378,866 common shares; and (ii) common shares with a value of $1.583 billion, during the period commencing on April 18, 2019 and ending on the date that is 24 months after the date that CBI exercises all of the Tranche A Warrants. The share repurchase credit feature is accounted for as a derivative liability, with the fair value continuing to be $nil at June 30, 2021.

The modifications to the Tranche A Warrants resulted in them meeting the definition of a derivative instrument under ASC 815 - Derivatives and Hedging (“ASC 815”). They continue to be classified in equity as the number of shares and exercise price were both fixed at inception.

The Tranche B Warrants are accounted for as derivative instruments measured at fair value in accordance with ASC 815. At June 30, 2021, the fair value of the warrant derivative liability was $299,318 (March 31, 2021 – $615,575), and fair value changes of $316,257 have been recognized in other income (expense), net in the three months ended June 30, 2021 (three months ended June 30, 2020 – gain of $35,369) (see Note 23). The fair value determination includes a high degree of subjectivity and judgment, which results in significant estimation uncertainty. See Note 21 for additional details on how the fair value of the warrant derivative liability is calculated on a recurring basis.

The Tranche C Warrants are accounted for as derivative instruments, with the fair value continuing to be $nil at June 30, 2021.

28.  SEGMENT INFORMATION

Reportable segments

The Company is reporting its financial results for the following two operating segments, which are also its reportable segments: (i) global cannabis, and (ii) other consumer products. These segments reflect how the Company’s operations are managed, how the Company’s Chief Executive Officer, who is the chief operating decision maker (“CODM”), allocates resources and evaluates performance, and how the Company’s internal management financial reporting is structured.

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

	Three months ended
	June 30,	June 30,
	2021	2020
Segmented net revenue
Global cannabis	$92,939	$79,282
Other consumer products	43,270	31,134
	$136,209	$110,416
Segmented gross margin:
Global cannabis	$13,369	$(6,858)
Other consumer products	13,869	13,353
	27,238	6,495
Selling, general and administrative expenses	112,574	135,392
Share-based compensation	13,126	30,685
Asset impairment and restructuring costs	89,249	12,794
Operating loss	(187,711)	(172,376)
Loss from equity method investments	(100)	(7,189)
Other income (expense), net	580,666	48,205
Net income (loss) before incomes taxes	$392,855	$(131,360)

Asset information by segment is not provided to, or reviewed by, the Company’s CODM as it is not used to make strategic decisions, allocate resources, or assess performance.

Entity-wide disclosures

Disaggregation of net revenue by geographic area:

	Three months ended
	June 30,	June 30,
	2021	2020
Canada	$82,612	$65,717
Germany	26,106	27,997
United States	19,867	10,445
Other	7,624	6,257
	$136,209	$110,416

Disaggregation of property, plant and equipment by geographic area:
	June 30,	March 31,
	2021	2021
Canada	$931,042	$847,678
United States	143,283	143,747
Other	68,289	83,112
	$1,142,614	$1,074,537

For the three months ended June 30, 2021, one customer represented more than 10% of the Company’s net revenue (three months ended June 30, 2020 – one).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This Management’s Discussion and Analysis (“MD&A”) should be read together with other information, including our unaudited condensed interim consolidated financial statements and the related notes to those statements included in Part I, Item 1 of this Quarterly Report (the “Interim Financial Statements”), our consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended March 31, 2021 (as amended, the “Annual Report”) and Part I, Item 1A, Risk Factors, of the Annual Report. This MD&A provides additional information on our business, recent developments, financial condition, cash flows and results of operations, and is organized as follows:

•

Part 1 - Business Overview.  This section provides a general description of our business, which we believe is important in understanding the results of our operations, financial condition, and potential future trends.

•	Part 2 - Results of Operations. This section provides an analysis of our results of operations for the first quarter of fiscal 2022 in comparison to the first quarter of fiscal 2021.

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

•	the benefits, viability, safety, efficacy, dosing and social acceptance of cannabis, including CBD and other cannabinoids;
•	the anticipated benefits and impact of the investments in us (the “CBI Group Investments”) from Constellation Brands, Inc. (“CBI”) and its affiliates (together, the “CBI Group”);
•

the potential exercise of the warrants held by the CBI Group, pre-emptive rights and/or top-up rights held by the CBI Group, including proceeds to us that may result therefrom or the potential conversion of the convertible senior notes (the “Notes”) issued by Canopy Growth and held by the CBI Group;

•	expectations regarding the use of proceeds of equity financings, including the proceeds from CBI;
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

By their nature, forward-looking statements are subject to inherent risks and uncertainties that may be general or specific and which give rise to the possibility that expectations, forecasts, predictions, projections or conclusions will not prove to be accurate, that assumptions may not be correct and that objectives, strategic goals and priorities will not be achieved. A variety of factors, including known and unknown risks, many of which are beyond our control, could cause actual results to differ materially from the forward-looking statements in this Quarterly Report and other reports we file with, or furnish to, the Securities and Exchange Commission (the “SEC”) and other regulatory agencies and made by our directors, officers, other employees and other persons authorized to speak on our behalf. Such factors include, without limitation, changes in laws, regulations and guidelines and our compliance with such laws, regulations and guidelines; the risk that the COVID-19 pandemic may disrupt our operations and those of our suppliers and distribution channels and negatively impact the demand for and use of our products; consumer demand for cannabis and U.S. hemp products; our limited operating history; the risks and uncertainty regarding future product development; our reliance on licenses issued by and contractual arrangements with various federal, state and provincial governmental authorities; the risk that cost savings and any other synergies from the CBI Group Investments may not be fully realized or may take longer to realize than expected; risks associated with jointly owned investments; risks relating to our current and future operations in emerging markets; future levels of revenues and the impact of increasing levels of competition; risks related to the protection and enforcement of our intellectual property rights; our ability to manage disruptions in credit markets or changes to our credit ratings; future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses; the success or timing of completion of ongoing or anticipated capital or maintenance projects; risks related to the integration of acquired businesses; the timing and manner of the legalization of cannabis in the United States; business strategies, growth opportunities and expected investment; the adequacy of our capital resources and liquidity, including but not limited to, availability of sufficient cash flow to execute our business plan (either within the expected timeframe or at all); counterparty risks and liquidity risks that may impact our ability to obtain loans and other credit facilities on favorable terms; the potential effects of judicial, regulatory or other proceedings, or threatened litigation or proceedings, on our business, financial condition, results of operations and cash flows; risks related to stock exchange restrictions; risks associated with divestment and restructuring; volatility in and/or degradation of general economic, market, industry or business conditions; our exposure to risks related to an agricultural business, including wholesale price volatility and variable product quality; third-party transportation risks; compliance with applicable environmental, economic, health and safety, energy and other policies and regulations and in particular health concerns with respect to vaping and the use of cannabis and U.S. hemp products in vaping devices; the anticipated effects of actions of third parties such as competitors, activist investors or federal, state, provincial, territorial or local regulatory authorities, self-regulatory organizations, plaintiffs in litigation or persons threatening litigation; changes in regulatory requirements in relation to our business and products; and the factors discussed under the heading “Risk Factors” in the Annual Report. Readers are cautioned to consider these and other factors, uncertainties and potential events carefully and not to put undue reliance on forward-looking statements.

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

On October 17, 2018, the Cannabis Act came into effect in Canada, regulating both the medical and recreational cannabis markets in Canada and providing provincial, territorial and municipal governments the authority to prescribe regulations regarding the distribution and sale of recreational cannabis. On October 17, 2019, the second phase of recreational cannabis products was legalized pursuant to certain amendments to the regulations under the Cannabis Act. We currently offer product varieties in dried flower, oil, softgels, vape pen power sources, pod-based vape devices, vape cartridges, cannabis-infused beverages and cannabis-infused edibles, with product availability varying based on provincial and territorial regulations. Our recreational cannabis products are predominantly sold to provincial and territorial agencies under a “business-to-business” wholesale model, with those provincial and territorial agencies then being responsible for the distribution of our products to brick-and-mortar stores and for online retail sales. We also operate a network of Tweed and Tokyo Smoke retail stores across Canada, where permissible, to promote brand awareness and drive consumer demand under a “business-to-consumer” model.

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

Subsequent to the passage, in December 2018, of the U.S. Agricultural Improvement Act of 2018, we began building our hemp supply chain in the United States through our investment in processing, extraction and finished goods manufacturing facilities. In September 2020, our Martha Stewart CBD line of premium quality, hemp-derived wellness gummies, oils and softgels was launched in the United States. In the fourth quarter of fiscal 2021, we expanded our product offering to include CBD products for pets under the Martha Stewart CBD for Pet line and SurityPro, and a line of premium, ready-to-drink CBD-infused sparkling waters under the Quatreau brand.

In June 2019, we implemented a plan of arrangement pursuant to an arrangement agreement (the “Acreage Arrangement Agreement”) with Acreage Holdings, Inc. (“Acreage”), a U.S. multi-state cannabis operator. In September 2020, we entered into a second amendment to the Acreage Arrangement Agreement (the “Acreage Amending Agreement”) and implemented an amended and restated plan of arrangement (the “Acreage Amended Arrangement”). Pursuant to the Acreage Amended Arrangement, following the occurrence or waiver (at our discretion) of changes in U.S. federal law to permit the general cultivation, distribution, and possession of marijuana or to remove the regulation of such activities from the federal laws of the United States (the “Triggering Event”) and subject to the satisfaction or waiver of the conditions set out in the Acreage Arrangement Agreement (as modified by the Acreage Amending Agreement), we (i) agreed to acquire approximately 70% of the issued and outstanding shares of Acreage, and (ii) obtained the right to acquire the other approximately 30% of the issued and outstanding shares of Acreage. The acquisition of Acreage, if completed, will provide a pathway into cannabis markets in the United States; however, we and Acreage will continue to operate as independent companies until the acquisition of Acreage is completed.

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

Our licensed operational capacity in Canada includes indoor and greenhouse cultivation space; post-harvest processing and cannabinoid extraction capability; advanced manufacturing capability for vape products, softgel encapsulation and pre-rolled joints; a beverage production facility; and confectionary manufacturing. These capabilities allow us to supply the recreational and medical markets with a complimentary balance of flower products and extracted cannabinoid input for our oil, CBD, ingestible cannabis, cannabis extracts and cannabis topical products. Additionally, we have built a hemp supply chain in the United States.

We operate in two reportable segments:

•

Global cannabis, which encompasses the production, distribution and sale of a diverse range of cannabis and cannabinoid-based consumer products in Canada and internationally pursuant to applicable international and domestic legislation, regulations and permits; and

•	Other consumer products, which is comprised of the production, distribution and sale of consumer products by Storz & Bickel, This Works, and BioSteel, and other revenue sources.

Update on the COVID-19 Pandemic

Management has continued to closely monitor the impact of the COVID-19 global pandemic, with a focus on the health and safety of our employees, business continuity and supporting its communities. We established a COVID-19 Management Committee shortly after the declaration of COVID-19 as a global pandemic and implemented various measures to reduce the spread of the virus. We have continued to operate under preventative measures and have experienced minimal disruption to our production and supply chain. As of the date of this Quarterly Report, all 34 of our corporate-owned retail stores are open and offering click-and-collect and/or in-store shopping. Our Canadian medical business, which operates as an e-commerce channel, has continued largely unchanged. Our international medical business operates primarily as a pharmacy model, with pharmacies being deemed essential businesses in Germany and other European countries in which we conduct business. In addition, since our non-production workforce continues to effectively work remotely using various technology tools, we are able to maintain our full operations and internal controls over financial reporting and disclosures.

The COVID-19 pandemic, including government measures to limit the spread of COVID-19, did not have a material adverse impact on our results of operations in the first quarter of fiscal 2022. However, given the uncertainties associated with the COVID-19 pandemic, including those related to the distribution and acceptance of the vaccines and their effectiveness with respect to new variants of the virus, the use of our products by consumers, disruptions to the global and local economies due to related stay-at-home orders, quarantine policies and restrictions on travel, trade and business operations and a reduction in discretionary consumer spending we are unable to estimate the future impact of the COVID-19 pandemic on our business, financial condition, results of operations, and/or cash flows. The uncertain nature of the impacts of the COVID-19 pandemic may affect our results of operations into the second quarter of fiscal 2022.

We believe we have sufficient liquidity available from cash and cash equivalents and short-term investments on hand of $559.8 million and $1.5 billion, respectively, at June 30, 2021, and from available capacity under our revolving debt facility to enable us to meet our working capital and other operating requirements, fund growth initiatives and capital expenditures, settle our liabilities, and repay scheduled principal and interest payments on debt for at least the next twelve months. Refer to “Part 3 – Financial Liquidity and Capital Resources” for further information.

Recent Developments

Acquisition of Supreme Cannabis

On June 22, 2021, we and Supreme Cannabis Company, Inc. (“Supreme Cannabis”) completed an arrangement (the “Supreme Arrangement”) pursuant to which we acquired 100% of the issued and outstanding common shares of Supreme Cannabis (the “Supreme Shares”). Supreme Cannabis is a producer of recreational, wholesale and medical cannabis products, with a diversified portfolio of distinct cannabis companies, products and brands. Pursuant to the Supreme Arrangement, we issued 9,013,400 common shares with a fair value on closing of $260.7 million and made a cash payment of $0.1 million to former Supreme Cannabis shareholders in consideration for their Supreme Shares.

Acquisition of Ace Valley

On April 1, 2021, we entered into a share purchase agreement (the “AV Share Purchase Agreement”) with Tweed Inc., AV Cannabis Inc. (“Ace Valley”), and the shareholders of Ace Valley (the “AV Vendors”) pursuant to which we indirectly acquired 100% of the issued and outstanding shares of Ace Valley for cash consideration of $51.6 million. Ace Valley is an Ontario-based cannabis brand with a focus on premium, ready-to-enjoy products including vapes, pre-roll joints and gummies. Pursuant to the terms of the AV Share Purchase Agreement, we may be required to make certain earn-out payments to the AV Vendors, which may result in an additional cash payment or the issuance of common shares, subject to the fulfillment of certain conditions by April 1, 2023.

Refer to Note 26 of our Interim Financial Statements for information regarding the fair value of the consideration given and the provisional fair values assigned to the assets acquired and liabilities assumed for the acquisitions of Supreme Cannabis and Ace Valley.

Part 2 - Results of Operations

Discussion of First Quarter of Fiscal 2022 Results of Operations

	Three months ended June 30,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2021	2020	$ Change	% Change
Selected consolidated financial information:
Net revenue	$136,209	$110,416	$25,793	23%
Gross margin percentage	20%	6%	-	1,400 bps
Net income (loss)	$389,955	$(128,322)	$518,277	404%
Net income (loss) attributable to Canopy Growth Corporation	$392,418	$(108,501)	$500,919	462%
Basic earnings (loss) per share[1]	$1.02	$(0.30)	$1.32	240%
Diluted earnings (loss) per share[1]	$0.84	$(0.30)	$1.14	180%

[1]For the three months ended June 30, 2021, the weighted average number of outstanding common shares, basic and diluted, totaled 384,055,133 and 404,546,243, respectively. For the three months ended June 30, 2020, the weighted average number of outstanding common shares, basic and diluted, totaled 363,763,347.

Revenue

We report net revenue in two segments: (i) global cannabis; and (ii) other consumer products. The following tables present segmented net revenue, by channel and by form, for the three months ended June 30, 2021 and 2020:

Revenue by Channel	Three months ended June 30,
(in thousands of Canadian dollars)	2021	2020	$ Change	% Change
Canadian recreational cannabis net revenue
Business-to-business[1]	$42,693	$34,934	$7,759	22%
Business-to-consumer	17,344	9,330	8,014	86%
	60,037	44,264	15,773	36%
Canadian medical cannabis net revenue[2]	13,492	13,910	(418)	(3%)
	73,529	58,174	15,355	26%
International and other revenue
C3	11,443	15,369	(3,926)	(26%)
Other	7,967	5,739	2,228	39%
	19,410	21,108	(1,698)	(8%)
Global cannabis net revenue	92,939	79,282	13,657	17%

Other consumer products
Storz & Bickel	24,070	17,120	6,950	41%
This Works	6,551	6,049	502	8%
BioSteel	6,661	2,448	4,213	172%
Other	5,988	5,517	471	9%
Other consumer products revenue	43,270	31,134	12,136	39%

Net revenue	$136,209	$110,416	$25,793	23%

[1] Reflects excise taxes of $17,834 and other revenue adjustments, representing our determination of returns and pricing adjustments, of $3,000 for the three months ended June 30, 2021 (three months ended June 30, 2020 - excise taxes of $7,246 and other revenue adjustments of $3,400).

[2] Reflects excise taxes of $1,380 for the three months ended June 30, 2021 (three months ended June 30, 2020 - $1,426).

Revenue by Form	Three months ended June 30,
(in thousands of Canadian dollars)	2021	2020	$ Change	% Change
Canadian recreational cannabis
Dry bud[1]	$65,970	$40,129	$25,841	64%
Oils and softgels[1]	5,741	7,721	(1,980)	(26%)
Beverages, edibles, topicals and vapes[1]	9,160	7,060	2,100	30%
Other revenue adjustments	(3,000)	(3,400)	400	12%
Excise taxes	(17,834)	(7,246)	(10,588)	(146%)
	60,037	44,264	15,773	36%
Medical cannabis and other
Dry bud	9,611	10,832	(1,221)	(11%)
Oils and softgels	20,516	25,215	(4,699)	(19%)
Beverages, edibles, topicals and vapes	4,155	397	3,758	947%
Excise taxes	(1,380)	(1,426)	46	3%
	32,902	35,018	(2,116)	(6%)
Global cannabis net revenue	92,939	79,282	13,657	17%

Other consumer products
Storz & Bickel	24,070	17,120	6,950	41%
This Works	6,551	6,049	502	8%
BioSteel	6,661	2,448	4,213	172%
Other	5,988	5,517	471	9%
Other consumer products revenue	43,270	31,134	12,136	39%

Net revenue	$136,209	$110,416	$25,793	23%

[1] Excludes the impact of other revenue adjustments.

Net revenue was $136.2 million in the first quarter of fiscal 2022, as compared to $110.4 million in the first quarter of fiscal 2021. The year-over-year increase is attributable to:

•	Growth in our global cannabis segment, which was primarily due to the performance of our Canadian recreational business-to-business and business-to-consumer channels; and
•

Growth in our other consumer products segment, which was primarily due to the continued strong performance by Storz & Bickel and growth in our BioSteel business. These increases were both due primarily to the expansion of our U.S. distribution networks during fiscal 2021.

Global cannabis

Net revenue from our global cannabis segment was $92.9 million in the first quarter of fiscal 2022, as compared to $79.3 million in the first quarter of fiscal 2021.

Canadian recreational cannabis net revenue was $60.0 million in the first quarter of fiscal 2022, as compared to $44.3 million in the first quarter of fiscal 2021.

•

Net revenue from the business-to-business channel was $42.7 million in the first quarter of fiscal 2022, as compared to $34.9 million in the first quarter of fiscal 2021. The year-over-year increase is primarily attributable to (i) the overall increase in demand resulting from the opening of 1,117 new retail stores across Canada since June 30, 2020, of which 413 opened in the first quarter of fiscal 2022; (ii) the growth in our business from the acquisitions of Ace Valley on April 1, 2021, and Supreme Cannabis on June 22, 2021; and (iii) the removal of COVID-19 related restrictions on businesses and reopening of cannabis retail stores across Canada since the first quarter of fiscal 2021; these closures and restrictions had negatively impacted net revenue from our business-to-business channel in the first quarter of fiscal 2021. However, we were impacted in the first quarter of fiscal 2022 by an unfavorable product mix due primarily to an increase in the volume of value-priced dried flower product sold compared to the prior year, and continued price compression resulting from increased competition in the value-priced dried flower category of the recreational market.

•

Revenue from the business-to-consumer channel was $17.3 million in the first quarter of fiscal 2022, as compared to $9.3 million in the first quarter of fiscal 2021. The year-over-year increase is primarily attributable to (i) the build-out of our retail store platform across Canada to 34 corporate-owned Tweed and Tokyo Smoke retail stores, an increase from 22 stores at June 30, 2020; and (ii) in the first quarter of fiscal 2021, revenue from our business-to-consumer channel was impacted by the temporary closures of our retail stores and other operating restrictions implemented in response to the COVID-19 pandemic; upon their re-opening, beginning in mid-April 2020, our retail stores largely operated with reduced hours and under a “click-and-collect” model with curbside pickup or delivery.

Canadian medical cannabis net revenue was $13.5 million in the first quarter of fiscal 2022, a slight decrease of 3% as compared to the first quarter of fiscal 2021.

International and other cannabis revenue was $19.4 million in the first quarter of fiscal 2022, as compared to $21.1 million in the first quarter of fiscal 2021.

•

C3 contributed revenue of $11.4 million in the first quarter of fiscal 2022, a year-over-year decrease of $3.9 million driven primarily by a limitation on sales activities associated with COVID-19 restrictions, and increased competition in the synthetic cannabinoid market in Germany relative to the prior year.

•

Other cannabis revenue was $8.0 million in the first quarter of fiscal 2022, a year-over-year increase of $2.2 million primarily attributable to the growth in our U.S. CBD business, which was driven by the introduction of the Martha Stewart CBD line of products and Quatreau CBD beverages in the second and fourth quarters of fiscal 2021, respectively. Partially offsetting this was a year-over-year decrease associated with our German medical cannabis business, primarily related to increased competition and the stockpiling of cannabis products by German pharmacies in the first quarter of fiscal 2021 in response to COVID-19 related restrictions on trade and business operations.

Other consumer products

Revenue from our other consumer products segment was $43.3 million in the first quarter of fiscal 2022, as compared to $31.1 million in the first quarter of fiscal 2021.

•

Revenue from Storz & Bickel was $24.1 million in the first quarter of fiscal 2022, a year-over-year increase of $7.0 million due primarily to the continuing strong performance in the United States which was largely attributable to the expansion of our distribution network over the last year.

•

Revenue from This Works was $6.6 million in the first quarter of fiscal 2022, a year-over-year increase of $0.5 million driven primarily by (i) the expansion of third-party e-commerce channels over the last year; and (ii) the adverse impact on revenue in the first quarter of fiscal 2021 due to the temporary closure of brick-and-mortar retail stores in the United Kingdom associated with the COVID-19 pandemic, which This Works was able to partially mitigate through the sale of hand sanitizer products.

•

Revenue from BioSteel was $6.7 million in the first quarter of fiscal 2022, a year-over-year increase of $4.2 million due primarily to (i) the expansion of our United States distribution network beginning in the fourth quarter of fiscal 2021; (ii) new “ready-to-drink” product launches during the last year; and (iii) the adverse impact on revenue in the first quarter of fiscal 2021 related to COVID-19 related restrictions on retailers.

Cost of Goods Sold and Gross Margin

The following table presents cost of goods sold, gross margin and gross margin percentage on a consolidated basis for the three months ended June 30, 2021 and 2020:

	Three months ended June 30,
(in thousands of Canadian dollars except where indicated)	2021	2020	$ Change	% Change
Net revenue	$136,209	$110,416	$25,793	23%

Cost of goods sold	$108,971	$103,921	$5,050	5%
Gross margin	27,238	6,495	20,743	319%
Gross margin percentage	20%	6%	-	1,400 bps

Cost of goods sold was $109.0 million in the first quarter of fiscal 2022, as compared to $103.9 million in the first quarter of fiscal 2021. Our gross margin was $27.2 million in the first quarter of fiscal 2022, or 20% of net revenue, as compared to a gross margin of $6.5 million and gross margin percentage of 6% of net revenue in the first quarter of fiscal 2021. The year-over-year increase in the gross margin percentage was primarily attributable to:

•

Improved leverage of our fixed and variable costs relative to the first quarter of fiscal 2021, particularly as it relates to Canada. In the first quarter of fiscal 2021, we lowered our production output to align with the expected market demand at that time. Lower production output, coupled with (i) our fixed costs representing a high proportion of our overall cultivation and manufacturing cost structure; and (ii) the gradual reduction of our variable costs late in the first quarter of fiscal 2021, resulted in an adverse impact on our gross margin in the first quarter of fiscal 2021. Additionally, in connection with the change to our production strategy we had also adjusted our cannabis production profile to focus on higher-potency strains, resulting in additional inventory charges in the first quarter of fiscal 2021.
•	Payroll subsidies in the amount of $7.3 million received from the Canadian government in the first quarter of fiscal 2022, pursuant to a COVID-19 relief program.

Our gross margin in the first quarter of fiscal 2022 was impacted by the following items:

•

Higher third-party shipping, distribution and warehousing costs across North America resulting primarily from increased rates, which impacted our Canadian cannabis and U.S. CBD businesses, BioSteel, and Storz & Bickel.

•

Charges totaling $1.4 million related to the flow-through of inventory step-up associated with the acquisition of Supreme Cannabis in the first quarter of fiscal 2022. This compares to charges of $1.2 million in the first quarter of fiscal 2021, which were associated with fiscal 2020 business combinations.

We report gross margin and gross margin percentage in two segments: (i) global cannabis; and (ii) other consumer products. The following table presents segmented gross margin and gross margin percentage for the three months ended June 30, 2021 and 2020:

	Three months ended June 30,
(in thousands of Canadian dollars except where indicated)	2021	2020	$ Change	% Change
Global cannabis segment
Cost of goods sold	$79,570	$86,140	$(6,570)	(8%)
Gross margin	13,369	(6,858)	20,227	295%
Gross margin percentage	14%	(9%)		2,300 bps

Other consumer products segment
Cost of goods sold	$29,401	$17,781	$11,620	65%
Gross margin	13,869	13,353	516	4%
Gross margin percentage	32%	43%		(1,100) bps

Global cannabis

Gross margin for our global cannabis segment was $13.4 million in the first quarter of fiscal 2022, or 14% of net revenue, as compared to $(6.9) million in the first quarter of fiscal 2021, or (9%) of net revenue. The year-over-year increase in the gross margin percentage was primarily due to (i) the improvement in our Canadian cannabis business, as described above in our analysis of gross margin on a consolidated basis; and (ii) payroll subsidies in the amount of $7.3 million received from the Canadian government in the first quarter of fiscal 2022, pursuant to a COVID-19 relief program. Partially offsetting these factors was (i) a shift in the business mix in the first quarter of fiscal 2022, as the revenue contribution to the global cannabis segment from our higher-margin C3 business decreased relative to the first quarter of fiscal 2021, as explained above in our analysis of segmented revenue; and (ii) charges totaling $1.4 million related to the flow-through of inventory step-up associated with the acquisition of Supreme Cannabis in the first quarter of fiscal 2022.

Other consumer products

Gross margin for our other consumer products segment was $13.9 million in the first quarter of fiscal 2022, or 32% of net revenue, as compared to $13.4 million in the first quarter of fiscal 2021, or 43% of net revenue. The year-over-year decrease in the gross margin percentage was primarily attributable to increased third-party shipping, distribution and warehousing costs across North America, which primarily impacted Storz & Bickel and BioSteel. The effect of this was compounded by a shift in the business mix towards an increased revenue contribution from the lower-margin BioSteel business.

Operating Expenses

The following table presents operating expenses for the three months ended June 30, 2021 and 2020:

	Three months ended June 30,
(in thousands of Canadian dollars)	2021	2020	$ Change	% Change
Operating expenses
General and administrative	$33,677	$64,827	$(31,150)	(48%)
Sales and marketing	50,532	37,769	12,763	34%
Research and development	8,342	13,659	(5,317)	(39%)
Acquisition-related costs	5,780	1,394	4,386	315%
Depreciation and amortization	14,243	17,743	(3,500)	(20%)
Selling, general and administrative expenses	112,574	135,392	(22,818)	(17%)

Share-based compensation	11,427	28,559	(17,132)	(60%)
Share-based compensation related to acquisition milestones	1,699	2,126	(427)	(20%)
Share-based compensation expense	13,126	30,685	(17,559)	(57%)

Asset impairment and restructuring costs	89,249	12,794	76,455	598%
Total operating expenses	$214,949	$178,871	$36,078	20%

Selling, general and administrative expenses

Selling, general and administrative expenses were $112.6 million in the first quarter of fiscal 2022, as compared to $135.4 million in the first quarter of fiscal 2021.

General and administrative expense was $33.7 million in the first quarter of fiscal 2022, as compared to $64.8 million in the first quarter of fiscal 2021. The year-over-year decrease is due primarily to a reduction in costs attributable to the restructuring actions initiated in the fourth quarter of fiscal 2020 and continuing through fiscal 2021, resulting from an organizational and strategic review of our business. As a result of these restructuring actions, we realized reductions primarily related to (i) compensation costs for finance, information technology, legal and other administrative functions; and (ii) professional consulting fees. Additionally, we received payroll subsidies in the amount of $12.7 million from the Canadian government in the first quarter of fiscal 2022, pursuant to a COVID-19 relief program.

Sales and marketing expense was $50.5 million in the first quarter of fiscal 2022, as compared to $37.8 million in the first quarter of fiscal 2021. The year-over-year increase is primarily due to a return to more normal advertising and promotional spending in the first quarter of fiscal 2022; in the first quarter of fiscal 2021, we delayed or cancelled various product and brand marketing initiatives across our business due to the measures established to contain the spread of COVID-19.

Research and development expense was $8.3 million in the first quarter of fiscal 2022, as compared to $13.7 million in the first quarter of fiscal 2021. The year-over-year decrease is primarily attributable to a reduction in costs due to the restructuring actions initiated in the fourth quarter of fiscal 2020 and continuing throughout fiscal 2021. As we rationalized our research and development activities to focus on opportunities outside of pharmaceutical drug development, we realized reductions in compensation costs and concluded or curtailed certain research and development projects for which we had incurred costs in fiscal 2020 and in the first quarter of fiscal 2021. Further, projects planned for fiscal 2022 have been slow to launch. Additionally, we realized a reduction in research and development costs associated with the closure of certain of our sites in Canada in the fourth quarter of fiscal 2021.

Acquisition-related costs were $5.8 million in the first quarter of fiscal 2022, as compared to $1.4 million in the first quarter of fiscal 2021. In the first quarter of fiscal 2022, costs were incurred in relation to the acquisitions of Ace Valley and Supreme Cannabis, as described in “Recent Developments” above, and evaluating other potential acquisition opportunities. Comparatively, in the first quarter of fiscal 2021, costs were primarily incurred in relation to the Acreage Amended Arrangement.

Depreciation and amortization expense was $14.2 million in the first quarter of fiscal 2022, as compared to $17.7 million in the first quarter of fiscal 2021. The year-over-year decrease is primarily associated with operational changes announced in December 2020 which resulted in the abandonment or impairment of certain of our Canadian production facilities and intangible assets, and the termination of a licensing agreement with a third party in the fourth quarter of fiscal 2021.

Share-based compensation expense

Share-based compensation expense was $11.4 million in the first quarter of fiscal 2022, as compared to $28.6 million in the first quarter of fiscal 2021. The year-over-year decrease is primarily attributable to:

•	The completion of vesting, prior to the first quarter of fiscal 2022, of a significant number of stock options that were granted in previous fiscal years;
•

The impact of our restructuring actions that commenced in the fourth quarter of fiscal 2020 and continued in fiscal 2021, which resulted in 8.2 million forfeitures in fiscal 2021 and 809,960 forfeitures and cancellations in the first quarter of fiscal 2022; and

•

An overall decrease in the number of outstanding stock options resulting from the implementation of a new “Total Rewards Program” for our employees in the first half of fiscal 2020 and associated modification of our share-based compensation program, which reduced the number of stock option awards granted in the first quarter of fiscal 2022. On a go-forward basis, we have determined to fix the regular timing of our annual long-term incentive grants to occur in June of each year, beginning in fiscal 2022. As such, no long-term incentive awards were granted in the first quarter of fiscal 2021, with the prior long-term incentive grants having been made in the fourth quarter of fiscal 2020.

Share-based compensation expense related to acquisition milestones was $1.7 million in the first quarter of fiscal 2022, as compared to $2.1 million in the first quarter of fiscal 2021. The year-over-year decrease is primarily related to the completion of vesting, in prior quarters, of the share-based compensation associated with the acquisitions of ebbu Inc. (“ebbu”) and Spectrum Cannabis Denmark Aps. Therefore, there was no share-based compensation expense recognized with respect to these acquisitions in the first quarter of fiscal 2022.

Asset impairment and restructuring costs

Asset impairment and restructuring costs recorded in operating expenses were $89.2 million in the first quarter of fiscal 2022, as compared to $12.8 million in the first quarter of fiscal 2021.

In the first quarter of fiscal 2022, we recorded charges related to operational changes resulting from the continuing strategic review of our business as a result of recent acquisition activities, and the partial outcome of certain integration initiatives. Additionally, we recognized incremental costs associated with the closure of certain of our Canadian production facilities in December 2020. Charges totaling $89.2 million were recognized in the first quarter of fiscal 2022, primarily representing the difference between the net book value of the associated long-lived assets and their estimated fair value. Comparatively, in the first quarter of fiscal 2021 we recognized asset impairment and restructuring costs of $12.8 million in relation to (i) final adjustments related to changes in certain estimates recorded at March 31, 2020, associated with the closure of certain of our Canadian production facilities; (ii) completing the exit of our operations in South Africa and Lesotho; and (iii) employee-related costs associated with rationalizing certain marketing activities.

Other

The following table presents loss from equity method investments, other income (expense), net, and income tax (expense) recovery for the three months ended June 30, 2021 and 2020:

	Three months ended June 30,
(in thousands of Canadian dollars)	2021	2020	$ Change	% Change
Loss from equity method investments	$(100)	$(7,189)	$7,089	99%
Other income (expense), net	580,666	48,205	532,461	1105%
Income tax (expense) recovery	(2,900)	3,038	(5,938)	(195%)

Loss from equity method investments

The loss from equity method investments was $0.1 million in the first quarter of fiscal 2022, as compared to $7.2 million in the first quarter of fiscal 2021. The year-over-year decrease in the loss is primarily attributable to the losses associated with our equity investments in PharmHouse Inc. and Agripharm Corp. (“Agripharm”) in the first quarter of fiscal 2021 (both of which were impaired in fiscal 2021, and no further equity method losses were recognized in respect of these investments in the first quarter of fiscal 2022), whereas in the first quarter of fiscal 2022 we recognized a nominal impairment of our investment in Agripharm.

Other income (expense), net

Other income (expense), net was an income amount of $580.7 million in the first quarter of fiscal 2022, as compared to an income amount of $48.2 million in the first quarter of fiscal 2021. The year-over-year increase in income of $532.5 million is primarily attributable to:

•

Increase in non-cash income of $280.9 million related to fair value changes on the warrant derivative liability associated with the Tranche B Warrants held by CBI (as defined in Note 27 of the Interim Financial Statements). The decrease of $316.3 million in the fair value of the warrant derivative liability (resulting in non-cash income) in the first quarter of fiscal 2022 is primarily attributable to a decrease of approximately 26% in our share price from April 1, 2021 to June 30, 2021, further impacted by a shorter expected time to maturity of the warrants. Comparatively, the decrease of $35.4 million in the fair value of the warrant derivative liability in the first quarter of fiscal 2021 was primarily attributable to changes during the quarter in certain assumptions used to value the liability, including the risk-free rate, partially offset by a slight increase in the price of our common shares.

•

Change of $185.0 million related to the non-cash fair value changes on the liability arising from the Acreage Arrangement, from an expense amount of $35.0 million in the first quarter of fiscal 2021 to an income amount of $150.0 million in the first quarter of fiscal 2022. On a quarterly basis, we determine the fair value of the liability arising from the Acreage Arrangement using a probability-weighted expected return model, incorporating several potential scenarios and outcomes associated with the Acreage Amended Arrangement. The income amount recognized in the first quarter of fiscal 2022, associated with a decrease in the liability arising from the Acreage Arrangement, is primarily attributable to a decrease of approximately 26% in our share price from April 1, 2021 to June 30, 2021, relative to a decrease of approximately 27% in Acreage’s share price during that same period. As a result, the model at June 30, 2021 reflects a lower estimated value of the Canopy Growth shares expected to be issued at the exchange ratio of 0.3048 upon a Triggering Event, relative to the estimated value of the Acreage shares expected to be acquired at that time (changes in our share price have a more significant impact on the model relative to changes in Acreage’s share price). Comparatively, the expense amount recognized in the first quarter of fiscal 2021 was primarily attributable to the amendments proposed in that quarter to the previous arrangement with Acreage, relating to the revised exchange ratio and the expected incremental shareholder payment of US$37.5 million.

•

Change of $71.0 million related to the non-cash fair value changes on the Notes, from an expense amount of $20.3 million in the first quarter of fiscal 2021 to an income amount of $50.7 million in the first quarter of fiscal 2022. The year-over-year change is primarily due to the decrease of approximately 26% in our share price in the first quarter of fiscal 2022, as compared to an increase of approximately 7% in our share price in the first quarter of fiscal 2021.

•

Change of $62.3 million related to non-cash fair value changes on our other financial assets, from an income amount of $21.8 million in the first quarter of fiscal 2021 to an income amount of $84.2 million in the first quarter of fiscal 2022. The current quarter income amount is primarily attributable to fair value increases relating to our investments in the exchangeable shares in the capital of TerrAscend Corp. (“TerrAscend”) ($53.0 million), and the secured debentures issued by TerrAscend Canada Inc. (“TerrAscend Canada”) and Arise Bioscience and associated warrants issued by TerrAscend (the “TerrAscend Warrants”) (totaling $32.7 million), driven largely by (i) an increase of approximately 11% in TerrAscend’s share price in the first quarter of fiscal 2022; and (ii) re-assessments of the probability and timing of changes in federal laws in the United States regarding the permissibility of the cultivation, distribution or possession of marijuana in the third and fourth quarters of fiscal 2021. Comparatively, in the first quarter of fiscal 2021 the income amount was primarily attributable to fair value increases in the secured debenture issued by TerrAscend Canada and the associated TerrAscend Warrants, driven largely by an increase in TerrAscend’s share price of approximately 17% from April 1, 2020 to June 30, 2020. Although the percentage increase in TerrAscend’s share price was more significant in fiscal 2021, we increased our investment in TerrAscend in the second half of fiscal 2021.

•

Decrease in interest income of $6.3 million, from $9.0 million in the first quarter of fiscal 2021 to $2.6 million in the first quarter of fiscal 2022. The year-over-year decrease is primarily attributable to the decrease in interest rates and the divestiture of our interest in RIV Capital Inc. in the fourth quarter of fiscal 2021.

•	Increase in interest expense of $23.4 million, primarily attributable to the US$750M debt financing that occurred in the fourth quarter of fiscal 2021.
•

Decrease of $40.2 million in non-cash income related to fair value changes on acquisition related contingent consideration. In the first quarter of fiscal 2021, we recognized income attributable to changes in our assessment of the probability and timing of ebbu achieving certain scientific milestones associated with its acquisition in fiscal 2019. The acquisition related contingent consideration associated with ebbu was settled by the end of fiscal 2021.

Income tax (expense) recovery

Income tax expense in the first quarter of fiscal 2022 was $2.9 million, compared to income tax recovery of $3.0 million in the first quarter of fiscal 2021. In the first quarter of fiscal 2022, income tax expense consisted of a deferred income tax recovery of $0.6 million (compared to a recovery of $2.1 million in the first quarter of fiscal 2021) and current income tax expense of $3.5 million (compared to a recovery of $0.9 million in the first quarter of fiscal 2021).

The decrease of $1.5 million in the deferred income tax recovery is primarily a result of current quarter changes being less than prior year in respect of deferred tax liabilities that arose in connection with the required revaluation of the accounting carrying value, but not the tax basis, of property, plant and equipment, intangible assets, and other financial assets. In connection with certain deferred tax assets, mainly in respect to losses for tax purposes, where the accounting criteria for recognition of an asset has yet to be satisfied and it is not probable that they will be used, the deferred tax asset has not been recognized.

The increase of $4.4 million in the current income tax expense arose primarily in connection with legal entities that generated income for tax purposes that could not be reduced by the group’s tax attributes.

Net Income (Loss)

Net income in the first quarter of fiscal 2022 was $390.0 million, as compared to a net loss of $128.3 million in the first quarter of fiscal 2021. The year-over-year change from a net loss to net income is primarily attributable to the year-over-year increase in other income (expense), net, as described above.

Adjusted EBITDA (Non-GAAP Measure)

Our “Adjusted EBITDA” is a non-GAAP measure used by management that is not defined by U.S. GAAP and may not be comparable to similar measures presented by other companies. Management calculates Adjusted EBITDA as the reported net income (loss), adjusted to exclude income tax recovery (expense); other income (expense), net; loss on equity method investments; share-based compensation expense; depreciation and amortization expense; asset impairments and restructuring costs; restructuring costs recorded in cost of goods sold; and charges related to the flow-through of inventory step-up on business combinations, and further adjusted to remove acquisition-related costs. Asset impairments related to periodic changes to our supply chain processes are not excluded from Adjusted EBITDA given their occurrence through the normal course of core operational activities. Accordingly, management believes that Adjusted EBITDA provides meaningful and useful financial information as this measure demonstrates the operating performance of businesses.

The following table presents Adjusted EBITDA for the three months ended June 30, 2021 and 2020:

	Three months ended June 30,
(in thousands of Canadian dollars)	2021	2020	$ Change	% Change
Net income (loss)	$389,955	$(128,322)	$518,277	404%
Income tax expense (recovery)	2,900	(3,038)	5,938	195%
Other (income) expense, net	(580,666)	(48,205)	(532,461)	(1105%)
Loss on equity method investments	100	7,189	(7,089)	(99%)
Share-based compensation[1]	13,126	30,685	(17,559)	(57%)
Acquisition-related costs	5,780	1,394	4,386	315%
Depreciation and amortization[1]	25,132	34,047	(8,915)	(26%)
Asset impairment and restructuring costs	78,618	12,794	65,824	514%
Charges related to the flow-through of inventory step-up on business combinations	1,414	1,213	201	17%
Adjusted EBITDA	$(63,641)	$(92,243)	$28,602	31%

[1] From Statements of Cash Flows.

The Adjusted EBITDA loss in the first quarter of fiscal 2022 was $63.6 million, as compared to the Adjusted EBITDA loss of $92.2 million in the first quarter of fiscal 2021. The year-over-year decrease in the Adjusted EBITDA loss is primarily attributable to the year-over-year increase in our gross margin and the reduction in our total selling, general and administrative expense, as discussed above.

Part 3 – Financial Liquidity and Capital Resources

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. As of June 30, 2021, we had cash and cash equivalents of $559.8 million and short-term investments of $1.5 billion, which are predominantly invested in liquid securities issued by the United States and Canadian governments. Additionally, we have capacity of $40.0 million under our revolving debt facility with Farm Credit Canada (“FCC”), as well as up to an additional US$500.0 million available under the Credit Facility (as defined below). In evaluating our capital requirements, including the impact, if any, on our business from the COVID-19 pandemic, and our ability to fund the execution of our strategy, we believe we have adequate available liquidity to enable us to meet our working capital and other operating requirements, fund growth initiatives and capital expenditures, settle our liabilities, and repay scheduled principal and interest payments on debt for at least the next twelve months.

Our objective is to generate sufficient cash to fund our operating requirements and expansion plans. While we have incurred net losses on a U.S. GAAP basis and Adjusted EBITDA losses to date, and our cash and cash equivalents have decreased $594.8 million from March 31, 2021 (and, together with short-term investments, decreased $248.1 million from March 31, 2021), as discussed in the “Cash Flows” section below, management anticipates the success and eventual profitability of the business. We have also ensured that we have access to public capital markets through our U.S. and Canadian public stock exchange listings, and in March 2021, we entered into a credit agreement (the “Credit Agreement”) with the lenders and Wilmington Trust, National Association, as administrative agent and collateral agent for the lenders. The Credit Agreement provided for a credit facility (the “Credit Facility”) in the initial aggregate principal amount of US$750.0 million. We continue to review and pursue selected external financing sources to ensure adequate financial resources. These potential sources include, but are not limited to (i) obtaining financing from traditional or non-traditional investment capital organizations; (ii) obtaining funding from the sale of our common shares or other equity or debt instruments; and (iii) obtaining debt financing with lending terms that more closely match our business model and capital needs.

There can be no assurance that we will gain adequate market acceptance for our products or be able to generate sufficient positive cash flow to achieve our business plans. In the first quarter of fiscal 2022, our purchases of and deposits on property, plant and equipment totaled $20.3 million, which were funded out of available cash, cash equivalents and short-term investments. We expect to continue funding these purchases with our available cash, cash equivalents and short-term investments. Therefore, we are subject to risks including, but not limited to, our inability to raise additional funds through debt and/or equity financing to support our continued development, including capital expenditure requirements, operating requirements and to meet our liabilities and commitments as they come due.

Cash Flows

	Three months ended June 30,
(in thousands of Canadian dollars)	2021	2020
Net cash (used in) provided by:
Operating activities	$(165,780)	$(118,546)
Investing activities	(374,559)	(425,984)
Financing activities	(44,968)	247,303
Effect of exchange rate changes on cash and cash equivalents	(9,506)	(30,079)
Net decrease in cash and cash equivalents	(594,813)	(327,306)
Cash and cash equivalents, beginning of period	1,154,653	1,303,176
Cash and cash equivalents, end of period	$559,840	$975,870

Operating activities

Cash used in operating activities totaled $165.8 million in the first quarter of fiscal 2022, as compared to cash used of $118.5 million in the first quarter of fiscal 2021. The increase in the cash used in operating activities is primarily due to the year-over-year increase in interest paid, associated with the US$750M debt financing that occurred in the fourth quarter of fiscal 2021.

Investing activities

The cash used in investing activities totaled $374.6 million in the first quarter of fiscal 2022, as compared to cash used of $426.0 million in the first quarter of fiscal 2021. In the first quarter of fiscal 2022, purchases of property, plant and equipment were $20.3 million, primarily in our production infrastructure in the United States and an expansion of our Storz & Bickel facilities. Comparatively, in the first quarter of fiscal 2021, we invested $61.5 million in our production infrastructure in Canada and the United

States and our gummie factory in Smiths Falls. The year-over-year decrease in our purchases of property, plant and equipment reflects the substantial completion of our infrastructure build-out, and the shift in strategy to an asset-light model in certain markets.

In the first quarter of fiscal 2022, we completed the acquisitions of Ace Valley and Supreme Cannabis, with the net cash outflow totaling $8.9 million. In the first quarter of fiscal 2021, we did not complete any acquisitions. Our strategic investments in the first quarter of fiscal 2021 were $2.6 million. Finally, in the first quarter of fiscal 2022 we made payments totaling $8.4 million for acquisition-related liabilities, as compared to $4.5 million in the first quarter of fiscal 2021 as we continue to draw-down on the amounts owing in relation to acquisitions completed in prior years.

Additional cash inflows during the first quarter of fiscal 2022 related to proceeds of $10.3 million from the sale of certain wholly-owned subsidiaries. Additional cash inflows during the first quarter of fiscal 2021 related to proceeds of $18.3 million from the sale of a portfolio of patents in Germany, and $10.0 million related to a recovery of amounts related to construction financing.

Partially offsetting these decreases in cash outflows was the net purchase of short-term investments in the first quarter of fiscal 2022 in the amount of $346.6 million, as compared to $382.5 million in the first quarter of fiscal 2021.

Financing activities

The cash used in financing activities totaled $45.0 million in the first quarter of fiscal 2022, as compared to cash provided of $247.3 million in the first quarter of fiscal 2021. In the first quarter of fiscal 2022, we made repayments of long-term debt in the amount of $48.1 million, primarily related to the term loan assumed upon the completion of the acquisition of Supreme Cannabis on June 22, 2021. Comparatively, in the first quarter of fiscal 2021, we received proceeds of $245.0 million in relation to CBI exercising 18.9 million warrants to purchase our common shares.

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

	Three months ended June 30,
(in thousands of Canadian dollars)	2021	2020
Net cash used in operating activities	$(165,780)	$(118,546)
Purchases of and deposits on property, plant and equipment	(20,279)	(61,547)
Free cash flow[1]	$(186,059)	$(180,093)

[1]Free cash flow is a non-GAAP measure, and is calculated as net cash provided by (used in) operating activities, less purchases of and deposits on property, plant and equipment.

Free cash flow in the first quarter of fiscal 2022 was an outflow of $186.1 million, as compared to an outflow of $180.1 million in the first quarter of fiscal 2021. The year-over-year increase in the outflow reflects the increase in the cash used for operating activities, as described above, and the lower purchase of property, plant and equipment associated with the substantial completion of our infrastructure build-out over the past year and the shift in strategy to an asset-light model in certain markets.

Debt

Since our formation, we have financed our cash requirements primarily through the issuance of common shares, including the $5.1 billion investment by CBI in the third quarter of fiscal 2019, and debt. Total debt outstanding as of June 30, 2021 was $1.5 billion, as compared to $1.6 billion as of March 31, 2021. The total principal amount owing, which excludes fair value adjustments related to the Notes, was $1.5 billion at June 30, 2021, consistent with March 31, 2021.

Credit Facility

The Credit Agreement provides for the Credit Facility in the aggregate principal amount of US$750.0 million. We also have the ability to obtain up to an additional US$500.0 million of incremental senior secured debt pursuant to the Credit Agreement. The Credit Facility has no amortization payments, matures on March 18, 2026, has a coupon of LIBOR plus 8.50% and is subject to a LIBOR floor of 1.00%. Our obligations under the Credit Facility are guaranteed by material Canadian and U.S. subsidiaries of Canopy

Growth. The Credit Facility is secured by substantially all of the assets, including material real property, of the borrowers and each of the guarantors thereunder. The Credit Agreement contains representations and warranties, and affirmative and negative covenants, including a financial covenant requiring minimum liquidity of US$200.0 million at the end of each fiscal quarter.

Convertible Notes

In June 2018, we issued the Notes with an aggregate principal amount of $600.0 million. The Notes bear interest at a rate of 4.25% per annum, payable semi-annually on January 15th and July 15th of each year commencing January 15, 2019. The Notes mature on July 15, 2023. Holders of the Notes may convert the Notes at their option at any time from January 15, 2023 to the maturity date. CBI holds $200.0 million of these Notes.

Convertible Debentures and Accretion Debentures

On October 19, 2018, Supreme Cannabis issued 6.0% senior unsecured convertible debentures (the “Supreme Debentures”) for gross proceeds of $100.0 million. On September 9, 2020, the Supreme Debentures were amended to effect, among other things: (i) the cancellation of $63.5 million of principal amount of the Supreme Debentures; (ii) an increase in the interest rate to 8% per annum; (iii) the extension of the maturity date to September 10, 2025; and (iv) a reduction in the conversion price to $0.285.

In addition, on September 9, 2020 Supreme Cannabis issued new senior unsecured non-convertible debentures (“Accretion Debentures”). The principal amount began at $nil and accretes at a rate of 11.06% per annum based on the remaining principal amount of the Supreme Debentures of $36.5 million to a maximum of $13.5 million, compounding on a semi-annual basis commencing on September 9, 2020, and ending on September 9, 2023. The Accretion Debentures are payable in cash, but do not bear cash interest and are not convertible into Supreme Shares. The principal amount of the Accretion Debentures will amortize, or be paid, at 1.0% per month over the 24 months prior to maturity.

As a result of the Supreme Arrangement, the Supreme Debentures remain outstanding as securities of Supreme Cannabis, which, upon conversion will entitle the holder thereof to receive, in lieu of the number of Supreme Shares to which such holder was theretofore entitled, the consideration payable under the Supreme Arrangement that such holder would have been entitled to be issued and receive if, immediately prior to the effective time of the Supreme Arrangement, such holder had been the registered holder of the number of Supreme Shares to which such holder was theretofore entitled.

In connection with the Supreme Arrangement, we, Supreme Cannabis and Computershare Trust Company of Canada entered into a supplemental indenture whereby we agreed to issue common shares upon conversion of any Supreme Debenture. In addition, we may force conversion of the Supreme Debentures outstanding with 30 days’ notice if the daily volume weighted average trading price of our common shares is greater than $38.59 for any 10 consecutive trading days.

Prior to September 9, 2023, the Supreme Debentures are not redeemable. Beginning on and after September 9, 2023, Supreme Cannabis may from time to time, upon providing 60 days prior written notice to the Trustee, redeem the Convertible Debentures outstanding, provided that the Accretion Debentures have already been redeemed in full.

Other

On August 13, 2019, we entered into a $40.0 million revolving debt facility with FCC. This facility replaced all previous loans with FCC and is secured by our property on Niagara-on-the-Lake, Ontario. The facility bears interest of 3.45%, or the FCC prime rate plus 1.0%, and matures on September 3, 2024. The outstanding balance at June 30, 2021 is $nil. As of June 30, 2021, we were in compliance with all covenants in the revolving debt facility agreement.

Further information regarding our debt issuances, including the conversion rights of the Notes, is included in Note 14 of the Interim Financial Statements.

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

A hypothetical 10% change in the U.S. dollar against the Canadian dollar compared to the exchange rate at June 30, 2021, would affect the carrying value of net assets by approximately $80.9 million, with a corresponding impact to the foreign currency translation account within accumulated other comprehensive income (loss). A hypothetical 10% change in the euro against the Canadian dollar compared to the exchange rate at June 30, 2021, would affect the carrying value of net assets by approximately $14.3 million, with a corresponding impact to the foreign currency translation account within accumulated other comprehensive income (loss).

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

Interest rate risk

Our cash equivalents and short-term investments are held in both fixed-rate and adjustable-rate securities. Investments in fixed-rate instruments carry a degree of interest rate risk. The fair value of fixed-rate securities may be adversely impacted due to a rise in interest rates. Additionally, a falling-rate environment creates reinvestment risk because as securities mature, the proceeds are reinvested at a lower rate, generating less interest income. As at June 30, 2021, our cash and cash equivalents, and short-term investments consisted of $1.7 billion, in interest rate sensitive instruments (March 31, 2021 – $1.9 billion).

Our financial liabilities consist of long-term fixed rate debt and floating-rate debt. Fluctuations in interest rates could impact our cash flows, primarily with respect to the interest payable on floating-rate debt.

	Aggregate Notional Value		Fair Value		Decrease in Fair Value - Hypothetical 1% Rate Increase
	June 30, 2021	March 31, 2021	June 30, 2021	March 31, 2021	June 30, 2021	March 31, 2021
Convertible Notes	$600,000	$600,000	$636,042	$687,414	$(9,060)	$(8,010)
Fixed interest rate debt	43,809	3,872	N/A	N/A	N/A	N/A
Variable interest rate debt	880,927	891,677	N/A	N/A	N/A	N/A

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

For our Notes, a primary driver of its fair value is our share price. An increase in our share price typically results in a fair value increase of the liability.

Information regarding the fair value of financial instrument assets and liabilities that are measured at fair value on a recurring basis, and the relationship between the unobservable inputs used in the valuation of these financial assets and their fair value is presented in Note 21 of the Interim Financial Statements.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

As previously disclosed in the Annual Report, in November 2019, the Corporation and certain of its current and former officers were named as defendants in three purported class action claims filed in the U.S. District Court for the District of New Jersey (the “Court”); two of these complaints have since been dismissed. The plaintiffs allege that the defendants made false and/or misleading statements and/or failed to disclose material adverse facts, regarding Canopy Growth’s receivables, business, operations and prospects relating to, among other things, the demand for its softgel and oil products. In addition, as previously disclosed, in November 2020, the defendants moved to dismiss the complaint and on May 6, 2021, U.S. District Court Judge McNulty granted the defendant’s motion to dismiss, without prejudice to the plaintiffs filing a third amended complaint with the Court within 30 days. On June 14, 2021, the plaintiffs filed their third amended complaint and on June 23, 2021, the Court granted the Corporation until August 16, 2021 to either enter an answer to the amended complaint or move to dismiss the complaint. The Corporation will again move to dismiss the complaint.

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

3.2	Bylaws of Canopy Growth Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 9, 2020).

10.1†	Option Grant Agreement (U.S. and Canadian Employees) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 14, 2021).

10.2†

Restricted Stock Unit Grant Agreement (U.S. Employees) (For Settlement in Common Shares Only) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 14, 2021).

10.3†

Restricted Stock Unit Grant Agreement (For Non-U.S. Employees) (For Settlement in Common Shares Only) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on June 14, 2021).

10.4*†	Performance Stock Unit Grant Agreement (U.S. Employees).

10.5*†	Performance Stock Unit Grant Agreement (Canadian Employees).

10.6†

Amendment to Executive Employment Agreement of David Klein, dated June 8, 2021 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on June 14, 2021).

10.7†

Amendment to Executive Employment Agreement of Mike Lee, dated June 8, 2021 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on June 14, 2021).

10.8†

Amendment to Executive Employment Agreement of Rade Kovacevic, dated June 8, 2021 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on June 14, 2021).

10.9†

Amendment to Executive Employment Agreement of Phil Shaer, dated June 8, 2021 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the SEC on June 14, 2021).

10.10*†	Amendment to Service Delivery Agreement, by and among Canopy Growth USA LLC, Brand House Group, N.A. Corporation and Julious Grant, dated June 8, 2021.

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

CANOPY GROWTH CORPORATION

Date: August 6, 2021	By:	/s/ David Klein
David Klein
Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2021	By:	/s/ Michael Lee
Michael Lee
Chief Financial Officer (Principal Financial Officer)