Form 10-Q
period 2021-09-30
Canopy Growth Corp
filed 2021-11-08
CIK 1737927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 5, 2021, there were 393,649,332 common shares of the registrant issued and outstanding.

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

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(in thousands of Canadian dollars, except number of shares and per share data, unaudited)

	September 30, 2021	March 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$807,621	$1,154,653
Short-term investments	1,150,325	1,144,563
Restricted short-term investments	12,219	11,332
Amounts receivable, net	92,630	92,435
Inventory	353,309	367,979
Prepaid expenses and other assets	86,905	67,232
Total current assets	2,503,009	2,838,194
Other financial assets	509,284	708,167
Property, plant and equipment	1,123,323	1,074,537
Intangible assets	342,172	308,167
Goodwill	2,004,006	1,889,354
Other assets	8,962	5,061
Total assets	$6,490,756	$6,823,480

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$94,367	$67,262
Other accrued expenses and liabilities	86,076	100,813
Current portion of long-term debt	8,825	9,827
Other liabilities	70,635	106,428
Total current liabilities	259,903	284,330
Long-term debt	1,517,778	1,573,136
Deferred income tax liabilities	25,464	21,379
Liability arising from Acreage Arrangement	162,000	600,000
Warrant derivative liability	104,773	615,575
Other liabilities	105,818	107,240
Total liabilities	2,175,736	3,201,660
Commitments and contingencies
Redeemable noncontrolling interest	69,400	135,300
Canopy Growth Corporation shareholders' equity:
Common shares - $nil par value; Authorized - unlimited number of shares; Issued - 393,383,061 shares and 382,875,179 shares, respectively	7,468,717	7,168,557
Additional paid-in capital	2,485,914	2,415,650
Accumulated other comprehensive loss	(27,448)	(34,240)
Deficit	(5,686,796)	(6,068,156)
Total Canopy Growth Corporation shareholders' equity	4,240,387	3,481,811
Noncontrolling interests	5,233	4,709
Total shareholders' equity	4,245,620	3,486,520
Total liabilities and shareholders' equity	$6,490,756	$6,823,480

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in thousands of Canadian dollars, except number of shares and per share data, unaudited)

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020
Revenue	$145,648	$150,828	$301,071	$269,916
Excise taxes	14,274	15,562	33,488	24,234
Net revenue	131,374	135,266	267,583	245,682
Cost of goods sold	202,514	109,186	311,485	213,107
Gross margin	(71,140)	26,080	(43,902)	32,575
Operating expenses
Selling, general and administrative expenses	125,756	147,253	238,330	282,645
Share-based compensation	15,953	21,984	29,079	52,669
Expected credit losses on financial assets and related charges	-	94,745	-	94,745
Asset impairment and restructuring costs	2,510	46,363	91,759	59,157
Total operating expenses	144,219	310,345	359,168	489,216
Operating loss	(215,359)	(284,265)	(403,070)	(456,641)
Loss from equity method investments	-	(32,991)	(100)	(40,180)
Other income (expense), net	195,821	221,256	776,487	269,461
(Loss) income before income taxes	(19,538)	(96,000)	373,317	(227,360)
Income tax recovery (expense)	3,207	(552)	307	2,486
Net (loss) income	(16,331)	(96,552)	373,624	(224,874)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interest	(5,273)	(64,491)	(7,736)	(84,312)
Net (loss) income attributable to Canopy Growth Corporation	$(11,058)	$(32,061)	$381,360	$(140,562)

Basic (loss) earnings per share	$(0.03)	$(0.09)	$0.98	$(0.38)
Basic weighted average common shares outstanding	393,274,758	371,520,534	388,696,975	367,663,135

Diluted (loss) earnings per share	$(0.03)	$(0.09)	$0.72	$(0.38)
Diluted weighted average common shares outstanding	393,274,758	371,520,534	409,158,915	367,663,135

Comprehensive income (loss):
Net (loss) income	$(16,331)	$(96,552)	$373,624	$(224,874)
Other comprehensive income (loss), net of income tax effect
Fair value changes of own credit risk of financial liabilities	9,420	(37,110)	10,080	(52,470)
Foreign currency translation	24,650	(11,999)	(3,288)	(65,123)
Total other comprehensive income (loss), net of income tax effect	34,070	(49,109)	6,792	(117,593)
Comprehensive income (loss)	17,739	(145,661)	380,416	(342,467)
Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interest	(5,273)	(64,491)	(7,736)	(84,312)
Comprehensive income (loss) attributable to Canopy Growth Corporation	$23,012	$(81,170)	$388,152	$(258,155)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of Canadian dollars, unaudited)

		Additional paid-in capital				Accumulated
	Common shares	Share-based reserve	Warrants	Ownership changes	Redeemable noncontrolling interest	other comprehensive income (loss)	Deficit	Noncontrolling interests	Total
Balance at March 31, 2021	$7,168,557	$480,786	$2,568,438	$(512,340)	$(121,234)	$(34,240)	$(6,068,156)	$4,709	$3,486,520
Other issuances of common shares and warrants	288,493	(26,097)	-	-	-	-	-	-	262,396
Replacement equity instruments from the acquisition of Supreme Cannabis	-	5,566	13,350	-	-	-	-	-	18,916
Exercise of Omnibus Plan stock options	7,812	(2,926)	-	-	-	-	-	-	4,886
Share-based compensation	-	28,554	-	-	-	-	-	-	28,554
Issuance and vesting of restricted share units	3,855	(3,855)	-	-	-	-	-	-	-
Changes in redeemable noncontrolling interest	-	-	-	-	58,164	-	-	7,736	65,900
Ownership changes relating to noncontrolling interests	-	-	-	-	-	-	-	524	524
Redemption of redeemable noncontrolling interest	-	-	-	2,617	(5,109)	-	-	-	(2,492)
Comprehensive income (loss)	-	-	-	-	-	6,792	381,360	(7,736)	380,416
Balance at September 30, 2021	$7,468,717	$482,028	$2,581,788	$(509,723)	$(68,179)	$(27,448)	$(5,686,796)	$5,233	$4,245,620

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of Canadian dollars, unaudited)

		Additional paid-in capital				Accumulated
	Common shares	Share-based reserve	Warrants	Ownership changes	Redeemable noncontrolling interest	other comprehensive income (loss)	Deficit	Noncontrolling interests	Total
Balance at March 31, 2020	$6,373,544	$517,741	$2,638,951	$(501,403)	$(40,134)	$220,899	$(4,323,236)	$221,758	$5,108,120
Other issuances of common shares and warrants	35,666	(27,728)	-	-	-	-	-	-	7,938
Exercise of warrants	315,256	-	(70,266)	-	-	-	-	-	244,990
Exercise of Omnibus Plan stock options	18,959	(8,203)	-	-	-	-	-	-	10,756
Share-based compensation	-	49,916	-	-	-	-	-	-	49,916
Issuance and vesting of restricted share units	1,830	(1,830)	-	-	-	-	-	-	-
Changes in redeemable noncontrolling interest	-	-	-	-	(23,575)	-	-	9,425	(14,150)
Ownership changes relating to noncontrolling interests	-	-	-	(357)	-	-	-	4,416	4,059
Comprehensive income (loss)	-	-	-	-	-	(117,593)	(140,562)	(84,312)	(342,467)
Balance at September 30, 2020	$6,745,255	$529,896	$2,568,685	$(501,760)	$(63,709)	$103,306	$(4,463,798)	$151,287	$5,069,162

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of Canadian dollars, unaudited)

	Six months ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$373,624	$(224,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	37,108	36,373
Amortization of intangible assets	16,804	29,432
Share of loss on equity method investments	100	40,180
Share-based compensation	29,079	52,669
Asset impairment and restructuring costs	80,690	59,157
Expected credit losses on financial assets and related charges	-	94,745
Income tax recovery	(307)	(2,486)
Non-cash fair value adjustments	(834,090)	(268,143)
Change in operating assets and liabilities, net of effects from purchases of businesses:
Amounts receivable	12,354	1,498
Prepaid expenses and other assets	(3,423)	(6,604)
Inventory	40,208	(23,500)
Accounts payable and accrued liabilities	3,778	(11,408)
Other, including non-cash foreign currency	(7,670)	(57,334)
Net cash used in operating activities	(251,745)	(280,295)
Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(35,658)	(90,195)
Purchases of intangible assets	(2,729)	(7,604)
Proceeds on sale of property, plant and equipment	2,290	-
Proceeds on sale of intangible assets	-	18,337
Purchases of short-term investments	(705)	(367,779)
Net cash proceeds on sale of subsidiaries	10,324	-
(Investments in) sale of other financial assets	110	(7,526)
Investment in Acreage Arrangement	-	(49,849)
Loan advanced to Acreage Hempco	-	(66,995)
Net cash outflow on acquisition of subsidiaries	(9,070)	-
Other investing activities	(10,859)	3,481
Net cash used in investing activities	(46,297)	(568,130)
Cash flows from financing activities:
Proceeds from issuance of common shares and warrants	1,460	-
Proceeds from exercise of stock options	4,886	10,756
Proceeds from exercise of warrants	-	244,990
Issuance of long-term debt	-	1,564
Repayment of long-term debt	(49,991)	(5,920)
Other financing activities	(3,036)	(585)
Net cash (used in) provided by financing activities	(46,681)	250,805
Effect of exchange rate changes on cash and cash equivalents	(2,309)	(32,269)
Net decrease in cash and cash equivalents	(347,032)	(629,889)
Cash and cash equivalents, beginning of period	1,154,653	1,303,176
Cash and cash equivalents, end of period	$807,621	$673,287

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of Canadian dollars, unaudited)

	Six months ended September 30,
	2021	2020
Supplemental disclosure of cash flow information
Cash received during the period:
Income taxes	$87	$2,000
Interest	$9,269	$11,768
Cash paid during the period:
Income taxes	$334	$15,587
Interest	$60,017	$12,837
Noncash investing and financing activities
Additions to property, plant and equipment	$2,961	$24,840

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

The principal activities of the Company are the production, distribution and sale of a diverse range of cannabis and cannabinoid-based products for both adult recreational and medical purposes under a portfolio of distinct brands in Canada pursuant to the Cannabis Act, which came into effect on October 17, 2018 and regulates both the medical and recreational cannabis markets in Canada. The Company has also expanded to jurisdictions outside of Canada where cannabis and/or hemp is federally lawful, permissible and regulated, and the Company, through its subsidiaries, operates in the United States, Germany, and certain other global markets. Additionally, the Company produces, distributes and sells a range of other consumer products globally, including vaporizers; beauty, skincare, wellness and sleep products; and sports nutrition beverages.

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

New accounting policies

Recently Adopted Accounting Pronouncements

Income Taxes

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which among other things, eliminates certain exceptions in the current rules regarding the approach for intraperiod tax allocations and the methodology for calculating income taxes in an interim period, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The Company adopted ASU 2019-12 as of April 1, 2021. There was no material impact of adopting ASU 2019-12 on the condensed interim consolidated financial statements.

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

Accounting Guidance not yet adopted

Convertible Instruments and Contracts in an Entity’s Own Equity

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40):Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. In addition, ASU 2020-06 enhances information transparency by making targeted improvements to the disclosures for convertible instruments and earnings-per-share guidance and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted after December 15, 2020. The Company is evaluating the impact on the consolidated financial statements and expects to implement the provisions of ASU 2020-06 effective April 1, 2022.

3.  ASSET IMPAIRMENT AND RESTRUCTURING COSTS

In the three months ended June 30, 2021, the Company recorded charges related to operational changes resulting from the continuing strategic review of its business as a result of recent acquisition activities, which will result in the closure of its Niagara-on-the-Lake, Ontario and Langley, British Columbia facilities. Additionally, the Company recognized costs associated with the closure of previously-identified Canadian production facilities in December 2020.

In the three months ended September 30, 2021, the Company recognized incremental costs associated with the closure of previously-identified Canadian production facilities in December 2020.

As a result, in the three and six months ended September 30, 2021, the Company recognized asset impairment and restructuring costs of $2,510 and $91,759, respectively, primarily representing the difference between the net book value of the associated long-lived assets and their estimated fair value.

4.  CASH AND CASH EQUIVALENTS

The components of cash and cash equivalents are as follows:

	September 30,	March 31,
	2021	2021
Cash	$469,355	$436,588
Cash equivalents	338,266	718,065
	$807,621	$1,154,653

5.  SHORT-TERM INVESTMENTS

The components of short-term investments are as follows:

	September 30,	March 31,
	2021	2021
Term deposits	$394,404	$463,824
Government securities	31,697	136,620
Asset-backed securities	147,916	16,342
Commercial paper and other	576,308	527,777
	$1,150,325	$1,144,563

The amortized cost of short-term investments at September 30, 2021 is $1,151,334 (March 31, 2021 – $1,145,364).

6.  AMOUNTS RECEIVABLE, NET

The components of amounts receivable, net are as follows:

	September 30,	March 31,
	2021	2021
Accounts receivable, net	$75,565	$67,106
Indirect taxes receivable	6,960	8,281
Interest receivable	5,054	5,140
Other receivables	5,051	11,908
	$92,630	$92,435

Included in the accounts receivable, net balance at September 30, 2021 is an allowance for doubtful accounts of $1,324 (March 31, 2021 – $1,411).

7.  INVENTORY

The components of inventory are as follows:

	September 30,	March 31,
	2021	2021
Raw materials, packaging supplies and consumables	$60,239	$55,554
Work in progress	149,103	223,652
Finished goods	143,967	88,773
	$353,309	$367,979

In the three and six months ended September 30, 2021, the Company recorded write-downs related to inventory in cost of goods sold of $86,837 and $92,851 (three and six months ended September 30, 2020 – $4,945 and $24,331).

8.  PREPAID EXPENSES AND OTHER ASSETS

The components of prepaid expenses and other assets are as follows:

	September 30,	March 31,
	2021	2021
Prepaid expenses	$40,072	$28,349
Deposits	23,720	18,316
Prepaid inventory	606	1,496
Other assets	22,507	19,071
	$86,905	$67,232

9.  OTHER FINANCIAL ASSETS

The following table outlines changes in other financial assets. Additional details on how the fair value of significant investments is calculated are included in Note 21.

				Foreign		Exercise of
		Balance at		currency		options /	Balance at
		March 31,	Fair value	translation	Interest	disposal	September 30,
Entity	Instrument	2021	changes	adjustments	income	of shares	2021
TerrAscend Exchangeable Shares	Exchangeable shares	$385,000	$(113,000)	$-		$-	$272,000
TerrAscend Canada - October 2019	Term loan / debenture	10,240	520	-		-	10,760
TerrAscend Canada - March 2020	Term loan / debenture	56,330	3,220	-		-	59,550
Arise Bioscience	Term loan / debenture	13,077	1,338	154		-	14,569
TerrAscend - October 2019	Warrants	17,250	(8,300)	-		-	8,950
TerrAscend - March 2020	Warrants	152,910	(66,670)	-		-	86,240
TerrAscend - December 2020	Warrants	13,240	(6,370)	-		-	6,870
TerrAscend	Option	10,600	(3,100)	-		-	7,500
Acreage Hempco[1]	Debenture	27,448	2,697	287	(3,867)	-	26,565
SLANG	Warrants	9,400	(5,320)	-		-	4,080
Other - at fair value through net income (loss)	Various	5,487	(295)	-	-	(92)	5,100
Other - classified as held for investment	Loan receivable	7,185	-	-		(85)	7,100
		$708,167	$(195,280)	$441	$(3,867)	$(177)	$509,284

1 See Note 27 for information regarding Acreage Hempco.

10.  PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment are as follows:

	September 30,	March 31,
	2021	2021
Buildings and greenhouses	$841,347	$651,166
Production and warehouse equipment	200,295	216,925
Leasehold improvements	101,164	106,837
Office and lab equipment	33,004	30,546
Land	33,159	34,747
Computer equipment	24,881	26,431
Right-of-use-assets
Buildings and greenhouses	99,961	100,517
Production and warehouse equipment	418	530
Assets in process	27,879	129,428
	1,362,108	1,297,127
Less: Accumulated depreciation	(238,785)	(222,590)
	$1,123,323	$1,074,537

Depreciation expense included in cost of goods sold for the three and six months ended September 30, 2021 is $14,388 and $24,850, respectively (three and six months ended September 30, 2020 – $14,449 and $29,235, respectively). Depreciation expense included in selling, general and administrative expenses for the three and six months ended September 30, 2021 is $5,604 and $12,258, respectively (three and six months ended September 30, 2020 – $4,509 and $7,138, respectively).

11.  INTANGIBLE ASSETS

The components of intangible assets are as follows:

	September 30, 2021		March 31, 2021
	Gross	Net	Gross	Net
	Carrying	Carrying	Carrying	Carrying
	Amount	Amount	Amount	Amount
Finite lived intangible assets
Intellectual property	$211,964	$163,417	$212,100	$168,655
Distribution channel	76,577	32,351	73,756	35,176
Software and domain names	30,846	15,330	27,836	18,149
Brands	21,904	8,760	21,812	8,894
Operating licenses	10,500	10,500	-	-
Amortizable intangibles in process	1,961	1,961	1,952	1,952
Total	$353,752	$232,319	$337,456	$232,826

Indefinite lived intangible assets
Acquired brands		$101,853		$67,341
Operating licenses		8,000		8,000
Total intangible assets		$342,172		$308,167

Amortization expense included in cost of goods sold for the three and six months ended September 30, 2021 is $25 and $43, respectively (three and six months ended September 30, 2020 – $(739) and $(37), respectively). Amortization expense included in selling, general and administrative expenses for the three and six months ended September 30, 2021 is $8,763 and $16,761, respectively (three and six months ended September 30, 2020 – $13,539 and $29,469, respectively).

12.  GOODWILL

The changes in the carrying amount of goodwill are as follows:

Balance, March 31, 2020	$1,954,471
Foreign currency translation adjustments	(65,117)
Balance, March 31, 2021	$1,889,354
Purchase accounting allocations	119,851
Disposal of consolidated entities	(5,245)
Foreign currency translation adjustments	46
Balance, September 30, 2021	$2,004,006

13.  OTHER ACCRUED EXPENSES AND LIABILITIES

The components of other accrued expenses and liabilities are as follows:

	September 30,	March 31,
	2021	2021
Employee compensation	$30,082	$47,237
Taxes and government fees	6,664	13,550
Professional fees	11,612	11,544
Other	37,718	28,482
	$86,076	$100,813

14.  DEBT

The components of debt are as follows:

		September 30,	March 31,
	Maturity Date	2021	2021
Convertible senior notes at 4.25% interest with semi-annual interest payments	July 15, 2023
Principal amount		$600,000	$600,000
Accrued interest		5,598	5,664
Non-credit risk fair value adjustment		16,290	109,710
Credit risk fair value adjustment		(38,040)	(27,960)
		583,848	687,414
Convertible debentures	September 10, 2025	30,710	-
Accretion debentures	September 10, 2025	7,240	-
Credit facility	March 18, 2026	901,565	891,677
Other revolving debt facility, loan, and financings		3,240	3,872
		1,526,603	1,582,963
Less: current portion		(8,825)	(9,827)
Long-term portion		$1,517,778	$1,573,136

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

Convertible Notes

On June 20, 2018, the Company issued convertible senior notes (the “Notes”) with an aggregate principal amount of $600,000. The Notes bear interest at a rate of 4.25% per annum, payable semi-annually on January 15th and July 15th of each year commencing from January 15, 2019. The Notes will mature on July 15, 2023. The Notes are subordinated in right of payment to any existing and future senior indebtedness, including any indebtedness under the revolving debt facility with FCC, as defined below. The Notes will rank senior in right of payment to any future subordinated borrowings. The Notes are effectively junior to any secured indebtedness and the Notes are structurally subordinated to all indebtedness and other liabilities of the Company’s subsidiaries.

Holders of the Notes may convert the Notes at their option at any time from January 15, 2023 to the maturity date. The Notes will be convertible, at the holder’s option, at a conversion rate of 20.7577 common shares for every $1 principal amount of Notes (equal to an initial conversion price of approximately $48.18 per common share), subject to adjustments in certain events. In addition, the holder has the right to exercise the conversion option from September 30, 2018 to January 15, 2023, if (i) the market price of the Company common shares for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day, (ii) during the 5 business day period after any consecutive 5 trading day period (the “Measurement Period”) in which the trading price per $1 principal amount of the Notes for each trading day in the Measurement Period was less than 98% of the product of the last reported sales price of the Company’s common shares and the conversion rate on each such trading day, (iii) the Notes are called for redemption or (iv) upon occurrence of certain corporate events (a “Fundamental Change”). A Fundamental Change occurred upon completion of the investment by Constellation Brands, Inc. (“CBI”) in the Company in November 2018, and no holders of Notes surrendered any portion of their Notes in connection therewith.

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

The overall change in fair value of the Notes during the three and six months ended September 30, 2021, was a decrease of $52,194 and $103,566, respectively (three and six months ended September 30, 2020, an increase of $36,306 and $72,000, respectively), which included contractual interest of $6,306 and $12,684 (three and six months ended September 30, 2020, interest of $6,306 and $12,750, respectively). Refer to Note 21 for additional details on how the fair value of the Notes is calculated.

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

In addition, on September 9, 2020, Supreme Cannabis issued new senior unsecured non-convertible debentures (the “Accretion Debentures”). The principal amount began at $nil and accretes at a rate of 11.06% per annum based on the remaining principal amount of the Supreme Debentures of $36,500 to a maximum of $13,500, compounding on a semi-annual basis commencing on September 9, 2020, and ending on September 9, 2023. The Accretion Debentures are payable in cash, but do not bear cash interest and are not convertible into Supreme Shares (as defined below). The principal amount of the Accretion Debentures will amortize, or be paid, at 1.0% per month over the 24 months prior to maturity.

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

In connection with the Supreme Arrangement, the Company, Supreme Cannabis and the Trustee entered into a supplemental indenture whereby the Company agreed to issue common shares upon conversion of any Supreme Debenture. In addition, the Company may force conversion of the Supreme Debentures outstanding with 30 days’ notice if the daily volume weighted average trading price of the Company’s common shares is greater than $38.59 for any 10 consecutive trading days. The Company, Supreme Cannabis and the Trustee entered into a further supplemental indenture whereby the Company agreed to guarantee the obligations of Supreme Cannabis pursuant to the Supreme Debentures and the Accretion Debentures.

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

15.  OTHER LIABILITIES

The components of other liabilities are as follows:

	As at September 30, 2021			As at March 31, 2021
	Current	Long-term	Total	Current	Long-term	Total
Lease liabilities	$36,905	$89,932	$126,837	$42,061	$94,164	$136,225
Acquisition consideration related liabilities	10,151	10,432	20,583	16,577	7,808	24,385
Refund liability	7,146	-	7,146	6,441	-	6,441
Settlement liabilities and other	16,433	5,454	21,887	41,349	5,268	46,617
	$70,635	$105,818	$176,453	$106,428	$107,240	$213,668

16.  REDEEMABLE NONCONTROLLING INTEREST

The net changes in the redeemable noncontrolling interests are as follows:

	Vert Mirabel	BioSteel	Total
As at March 31, 2021	$11,500	$123,800	$135,300
Net income (loss) attributable to redeemable noncontrolling interest	587	(8,323)	(7,736)
Adjustments to redemption amount	(587)	(52,468)	(53,055)
Redemption of redeemable noncontrolling interest	-	(5,109)	(5,109)
As at September 30, 2021	$11,500	$57,900	$69,400

	Vert Mirabel	BioSteel	Total
As at March 31, 2020	$20,250	$49,500	$69,750
Net loss attributable to redeemable noncontrolling interest	(6,897)	(2,528)	(9,425)
Adjustments to redemption amount	16,347	7,228	23,575
As at September 30, 2020	$29,700	$54,200	$83,900

17.  SHARE CAPITAL

CANOPY GROWTH

Authorized

An unlimited number of common shares.

(i) Equity financings

There were no equity financings during the six months ended September 30, 2021 (six months ended September 30, 2020 - none).

(ii) Other issuances of common shares

During the six months ended September 30, 2021, the Company issued the following shares, net of share issuance costs, as a result of business combinations, milestones being met, and other equity-settled transactions:

	Number of shares	Share capital	Share based reserve
Acquisition of Supreme Cannabis	9,013,400	$260,668	$-
Completion of acquisition milestones	875,401	25,247	(25,692)
Other issuances	120,361	2,578	(405)
Total	10,009,162	$288,493	$(26,097)

During the six months ended September 30, 2020, the Company issued the following shares, net of share issuance costs, as a result of business combinations, milestones being met, and other equity-settled transactions:

	Number of shares	Share capital	Share based reserve
Completion of acquisition milestones	1,149,086	$21,531	$(13,009)
Other issuances	412,417	14,135	(14,719)
Total	1,561,503	$35,666	$(27,728)

(iii) Warrants

	Number of whole warrants	Average exercise price	Warrant value
Balance outstanding at March 31, 2021[1]	127,073,136	$58.33	$2,568,438
Supreme Cannabis warrants	1,265,742	25.61	13,350
Expiry of warrants	(145,831)	32.61	-
Balance outstanding at September 30, 2021[1]	128,193,047	$58.04	$2,581,788

1 This balance excludes the Tranche C Warrants (as defined below), which represent a derivative liability and have nominal value. See Note 27.

	Number of whole warrants	Average exercise price	Warrant value
Balance outstanding at March 31, 2020[1]	146,299,443	$52.44	$2,638,951
Exercise of warrants	(18,876,901)	12.98	(70,266)
Expiry of warrants	(91,933)	44.37	-
Balance outstanding at September 30, 2020[1]	127,330,609	$58.30	$2,568,685

1 This balance excludes the Tranche C Warrants (as defined below), which represent a derivative liability and have nominal value. See Note 27.

18.  SHARE-BASED COMPENSATION

CANOPY GROWTH CORPORATION SHARE-BASED COMPENSATION PLAN

Canopy Growth's eligible employees participate in a share-based compensation plan as noted below.

On September 21, 2020, the Company’s shareholders approved amendments to the Company’s Amended and Restated Omnibus Incentive Plan (as amended and restated, the “Omnibus Plan”) pursuant to which the Company can issue share-based long-term incentives. The Omnibus Plan approved by the shareholders extended the maximum term of each Option (as defined below) to be granted by the Company to ten years from the date of grant rather than six years from the date of grant. On May 27, 2021, the Board of Directors of the Company approved certain amendments to the Omnibus Plan in order to reduce the maximum number of shares available for issuance under the Omnibus Plan from 15% of the issued and outstanding shares to 10% of the issued and outstanding shares from time to time less the number of shares issuable pursuant to other security-based compensation arrangements of the Company. All directors, officers, employees and independent contractors of the Company are eligible to receive awards of common share purchase options (“Options”), restricted share units (“RSUs”), performance share units (“PSUs”), deferred share units, stock appreciation rights, performance awards, or other shares-based awards (collectively, the “Awards”) under the Omnibus Plan.

The maximum number of common shares reserved for Awards is 39,338,306 at September 30, 2021. As of September 30, 2021, the only Awards issued have been Options, RSUs and PSUs under the Omnibus Plan.

The Omnibus Plan is administered by the Corporate Governance, Compensation and Nominating Committee of the Company (the “CGC&N Committee”) which establishes exercise prices, at not less than the market price at the date of grant, and expiry dates. Options under the Omnibus Plan generally become exercisable in increments with 1/3 being exercisable on each of the first, second and third anniversaries from the date of grant, with expiry dates set at ten years from issuance, subject to the capacity of the CGC&N Committee pursuant to the Omnibus Plan to provide for an expiry date in an award agreement for the grant of options, which is less than ten years from issuance. The CGC&N Committee has the discretion to amend general vesting provisions and the term of any award, subject to limits contained in the Omnibus Plan.

Under the Company’s Employee Share Purchase Plan (the “Purchase Plan”) the aggregate number of common shares that may be issued is 600,000, and the maximum number of common shares which may be issued in any one fiscal year shall not exceed 300,000. For the three and six months ended September 30, 2021, 61,103 common shares were issued under the Purchase Plan.

The following is a summary of the changes in the Options outstanding during the six months ended September 30, 2021:

	Options issued	Weighted average exercise price
Balance outstanding at March 31, 2021	17,704,311	$36.79
Options granted	560,085	30.87
Replacement options issued as a result of the acquisition of Supreme Cannabis	140,159	80.53
Options exercised	(332,105)	14.41
Options forfeited	(1,319,826)	43.41
Balance outstanding at September 30, 2021	16,752,624	$36.46

The following is a summary of the Options as at September 30, 2021:

	Options Outstanding		Options Exercisable
		Weighted Average		Weighted Average
		Remaining		Remaining
	Outstanding at	Contractual Life	Exercisable at	Contractual Life
Range of Exercise Prices	September 30, 2021	(years)	September 30, 2021	(years)
$0.06 - $24.62	2,157,527	2.83	1,406,399	2.29
$24.63 - $33.53	4,433,885	3.82	2,239,821	3.15
$33.54 - $36.80	3,314,178	3.10	2,140,934	3.10
$36.81 - $42.84	2,936,240	3.41	2,371,585	2.97
$42.85 - $171.54	3,910,794	3.39	3,017,255	3.33
	16,752,624	3.38	11,175,994	3.04

At September 30, 2021, the weighted average exercise price of Options outstanding and Options exercisable was $36.46 and $38.07, respectively (March 31, 2021 – $36.79 and $36.97, respectively).

The Company recorded $10,298 and $18,342, respectively, in share-based compensation expense related to Options and Purchase Plan shares issued to employees and contractors for the three and six months ended September 30, 2021 (three and six months ended September 30, 2020 – $15,525 and $37,853, respectively). The share-based compensation expense for the six months ended September 30, 2021 includes an amount related to 1,559,413 Options being provided in exchange for services which are subject to performance conditions (for the six months ended September 30, 2020 – 2,060,068).

The Company issued replacement options to employees in relation to the acquisition of Supreme Cannabis (Note 26) and during the three and six months ended September 30, 2021, recorded share-based compensation expense of $nil and $823, respectively.

The Company uses the Black-Scholes option pricing model to establish the fair value of Options granted during the three months ended September 30, 2021 and 2020, on their measurement date by applying the following assumptions:

	September 30,	September 30,
	2021	2020
Risk-free interest rate	-	0.36%
Expected life of options (years)	-	3 - 6
Expected volatility	-	76%
Expected forfeiture rate	-	17%
Expected dividend yield	-	nil
Black-Scholes value of each option	-	$12.85

Volatility was estimated by using the historical volatility of the Company. The expected life in years represents the period of time that Options granted are expected to be outstanding. The risk-free rate was based on zero coupon Canada government bonds with a remaining term equal to the expected life of the Options.

During the six months ended September 30, 2021, 332,105 Options were exercised ranging in price from $0.06 to $36.34 for gross proceeds of $4,886 (for the six months ended September 30, 2020 – 1,431,880 Options were exercised ranging in price from $0.06 to $27.99 for gross proceeds of $10,756).

For the three and six months ended September 30, 2021, the Company recorded $3,690 and $5,985, respectively, in share-based compensation expense related to RSUs and PSUs (for the three and six months ended September 30, 2020 – $2,343 and $6,185, respectively). The following is a summary of the changes in the Company’s RSUs and PSUs during the six months ended September 30, 2021:

Number of RSUs and PSUs
Balance outstanding at March 31, 2021	753,310
RSUs and PSUs granted	536,314
RSUs and PSUs released	(162,525)
RSUs and PSUs cancelled and forfeited	(44,856)
Balance outstanding at September 30, 2021	1,082,243

During the three and six months ended September 30, 2021, the Company recorded $1,706 and $3,405, respectively, in share-based compensation expense related to acquisition milestones (for the three and six months ended September 30, 2020 – $2,908 and $9,114, respectively).

During the three and six months ended September 30, 2021, 59,258 and 9,948,059, common shares, respectively, were released on completion of acquisition milestones (during the three and six months ended September 30, 2020 – 397,164 and  1,149,086, respectively). At September 30, 2021, there were up to 656,709 common shares to be issued on the completion of acquisition and asset purchase milestones. In certain cases, the number of common shares to be issued is based on the volume weighted average share price at the time the milestones are met. The number of common shares has been estimated assuming the milestones were met at September 30, 2021. The number of common shares excludes common shares that are to be issued on July 4, 2023 to the previous shareholders of Spectrum Colombia S.A.S. and Canindica Capital Ltd. based on the fair market value of the Company’s Latin American business on that date.

BioSteel share-based payments

On October 1, 2019, the Company purchased 72% of the outstanding shares of BioSteel Sports Nutrition Inc. (“BioSteel”). BioSteel has a stock option plan under which non-transferable options to purchase common shares of BioSteel may be granted to directors, officers, employees, or independent contractors of the BioSteel. As at September 30, 2021, BioSteel had 1,537,800 (March 31, 2021 – 1,581,000) options outstanding which vest in equal tranches over a 5-year period. In determining the amount of share-based compensation related to these options, BioSteel used the Black-Scholes option pricing model to establish the fair value of options on their measurement date. The Company recorded $259 and $524 of share-based compensation expense related to the BioSteel options during the three and six months ended September 30, 2021, respectively, with a corresponding increase in noncontrolling interest (three and six months ended September 30, 2020 – $418 and $662, respectively).

RIV Capital Inc. (“RIV Capital”) share-based payments

For the three and six months ended September 30, 2020, the Company recorded $790 and $2,091, respectively, in share-based compensation expense related to its former subsidiary, RIV Capital. The Company disposed of its investment in RIV Capital on February 23, 2021.

19.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income includes the following components:

	Foreign currency translation adjustments	Changes of own credit risk of financial liabilities	Accumulated other comprehensive income (loss)
As at March 31, 2021	$(28,246)	$(5,994)	$(34,240)
Other comprehensive income (loss)	(3,288)	10,080	6,792
As at September 30, 2021	$(31,534)	$4,086	$(27,448)

	Foreign currency translation adjustments	Changes of own credit risk of financial liabilities	Accumulated other comprehensive income (loss)
As at March 31, 2020	$126,723	$94,176	$220,899
Other comprehensive loss	(65,123)	(52,470)	(117,593)
As at September 30, 2020	$61,600	$41,706	$103,306

20.  NONCONTROLLING INTERESTS

The net change in the noncontrolling interests is as follows:

	Vert Mirabel	BioSteel	Other non- material interests	Total
As at March 31, 2021	$-	$1,658	$3,051	$4,709
Comprehensive income (loss)	587	(8,323)	-	(7,736)
Net (income) loss attributable to redeemable noncontrolling interest	(587)	8,323	-	7,736
Share-based compensation	-	524	-	524
As at September 30, 2021	$-	$2,182	$3,051	$5,233

	Canopy Rivers	Vert Mirabel	BioSteel	Other non- material interests	Total
As at March 31, 2020	$211,086	$7,132	$489	$3,051	$221,758
Comprehensive loss	(70,953)	(10,831)	(2,528)	-	(84,312)
Net loss attributable to redeemable noncontrolling interest	-	6,897	2,528	-	9,425
Share-based compensation	2,091	-	662	-	2,753
Ownership changes	1,413	-	-	-	1,413
Warrants	250	-	-	-	250
As at September 30, 2020	$143,887	$3,198	$1,151	$3,051	$151,287

21.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value measurements are made using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value:

•	Level 1 – defined as observable inputs such as quoted prices in active markets;
•	Level 2 – defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
•	Level 3 – defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

The following table represents our financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair value measurement using
	Quoted prices	Significant
	prices in	other	Significant
	active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2021
Assets:
Short-term investments	$1,150,325	$-	$-	$1,150,325
Restricted short-term investments	12,219	-	-	12,219
Other financial assets	329	-	501,855	502,184
Liabilities:
Convertible senior notes	-	583,848	-	583,848
Liability arising from Acreage Arrangement	-	-	162,000	162,000
Warrant derivative liability	-	-	104,773	104,773

March 31, 2021
Assets:
Short-term investments	$1,144,563	$-	$-	$1,144,563
Restricted short-term investments	11,332	-	-	11,332
Other financial assets	254	-	700,728	700,982
Liabilities:
Convertible senior notes	-	687,414	-	687,414
Liability arising from Acreage Arrangement	-	-	600,000	600,000
Warrant derivative liability	-	-	615,575	615,575

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

The following table summarizes the valuation techniques and significant unobservable inputs in the fair value measurement of significant level 3 financial instruments:

Financial asset / financial liability	Valuation techniques	Significant unobservable inputs	Relationship of unobservable inputs to fair value
Acreage financial instrument	Probability weighted expected return model	Probability of each scenario	Change in probability of occurrence in each scenario will result in a change in fair value
		Number of common shares to be issued	Increase or decrease in value and number of common shares will result in a decrease or increase in fair value
		Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
		Estimated premium on US legalization	Increase or decrease in estimated premium on US legalization will result in an increase or decrease in fair value
		Control premium	Increase or decrease in estimated control premium will result in an increase or decrease in fair value
		Market access premium	Increase or decrease in estimated market access premium will result in an increase or decrease in fair value
TerrAscend Exchangeable Shares, TerrAscend Option	Put option pricing model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
Hempco Debenture	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
TerrAscend warrants - October 2019, March 2020	Black-Sholes option pricing model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
TerrAscend warrants - December 2020	Monte Carlo simulation model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
Arise Bioscience term loan, TerrAscend Canada term loan -	Discounted cash flow	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
October 2019, March 2020		Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
SLANG Worldwide Warrant	Black-Sholes option pricing model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
Warrant derivative liability	Monte Carlo simulation model	Volatility of Canopy Growth share price	Increase or decrease in volatility will result in an increase or decrease in fair value
BioSteel redeemable NCI	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
		Future wholesale price and production levels	Increase or decrease in future wholesale price and production levels will result in an increase or decrease in fair value
Vert Mirabel redeemable noncontrolling interest	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
		Future wholesale price and production levels	Increase or decrease in future wholesale price and production levels will result in an increase or decrease in fair value

During the six months ended September 30, 2021 and September 30, 2020, there were no transfers of amounts between levels.

22.  REVENUE

Revenue is dissaggregated as follows:

	Three months ended		Six months ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Canadian recreational cannabis net revenue
Business-to-business[1]	$41,927	$42,223	$84,620	$77,157
Business-to-consumer	16,652	18,709	33,996	28,039
	58,579	60,932	118,616	105,196
Canadian medical cannabis net revenue[2]	13,093	13,888	26,585	27,798
	71,672	74,820	145,201	132,994
International and other revenue
C3	11,887	13,556	23,330	28,925
Other	11,766	5,918	19,733	11,657
	23,653	19,474	43,063	40,582
Global cannabis net revenue	95,325	94,294	188,264	173,576

Other consumer products
Storz & Bickel	14,511	21,836	38,581	38,956
This Works	9,027	7,833	15,578	13,882
BioSteel	7,512	5,122	14,173	7,570
Other	4,999	6,181	10,987	11,698
Other consumer products revenue	36,049	40,972	79,319	72,106

Net revenue	$131,374	$135,266	$267,583	$245,682

1Canadian recreational business-to-business net revenue during the three and six months ended September 30, 2021 reflects excise taxes of $12,913 and $30,747, respectively (three and six months ended September 30, 2020 – $14,200 and $21,446, respectively).

2Canadian medical cannabis net revenue for the three and six months ended September 30, 2021 reflects excise taxes of $1,361 and $2,741, respectively (three and six months ended September 30, 2020 – $1,362 and $2,788, respectively).

The Company recognizes variable consideration related to estimated future product returns and price adjustments as a reduction of the transaction price at the time revenue for the corresponding product sale is recognized. Net revenue reflects actual returns and variable consideration related to estimated returns and price adjustments in the amount of $nil and $3,000 for the three and six months ended September 30, 2021, respectively (three and six months ended September 30, 2020 – $3,750 and $7,150, respectively). As of September 30, 2021, the liability for estimated returns and price adjustments was $7,146 (March 31, 2021 – $6,441).

23.  OTHER INCOME (EXPENSE), NET

Other income (expense), net is dissaggregated as follows:

	Three months ended		Six months ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Fair value changes on other financial assets	$(279,432)	$82,053	$(195,280)	$103,860
Fair value changes on liability arising from Acreage Arrangement	288,000	88,151	438,000	53,151
Fair value changes on convertible senior notes	30,024	(11,946)	80,736	(32,280)
Fair value change on warrant derivative liability	194,545	65,174	510,802	100,543
Fair value changes on acquisition related contingent consideration	31	2,886	(168)	42,869
Interest income	2,755	2,775	5,402	11,768
Interest expense	(26,646)	(1,523)	(51,210)	(2,678)
Foreign currency gain (loss)	882	(5,041)	1,912	(11,000)
Gain/(loss) on disposal of consolidated entity	686	-	(1,653)	-
Other income (expense), net	(15,024)	(1,273)	(12,054)	3,228
	$195,821	$221,256	$776,487	$269,461

24.  INCOME TAXES

There have been no material changes to income tax matters in connection with normal course operations during the six months ended September 30, 2021.

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

25.  EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share are calculated using the following numerators and denominators:

	Three months ended		Six months ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Basic (loss) earnings per share computation
Net (loss) income attributable to common shareholders of Canopy Growth	$(11,058)	$(32,061)	$381,360	$(140,562)
Weighted average number of common shares outstanding	393,274,758	371,520,534	388,696,975	367,663,135
Basic (loss) earnings per share	$(0.03)	$(0.09)	$0.98	$(0.38)

Diluted (loss) earnings per share computation
Net (loss) income used in the computation of basic (loss) earnings per share	$(11,058)	$(32,061)	$381,360	$(140,562)
Numerator adjustments for diluted (loss) earnings per share:
Adjustment to net loss attributable to noncontrolling interests and redeemable noncontrolling interest	-	-	(8,323)	-
Removal of fair value changes on convertible senior notes	-	-	(80,736)	-
Adjustment to interest expense on Supreme convertible debentures	-	-	667	-
Net (loss) income used in the computation of diluted (loss) earnings per share	$(11,058)	$(32,061)	$292,968	$(140,562)

Weighted average number of common shares outstanding used in the computation of basic (loss) earnings per share	393,274,758	371,520,534	388,696,975	367,663,135
Denominator adjustments for diluted (loss) earnings per share:
Dilutive impact of assumed exercise or conversion of:
Convertible senior notes	-	-	12,454,620	-
Redeemable noncontrolling interest	-	-	3,501,512	-
Stock options	-	-	923,961	-
Other securities	-	-	3,581,847	-
Weighted average number of common shares for computation of diluted (loss) earnings per share	393,274,758	371,520,534	409,158,915	367,663,135
Diluted (loss) earnings per share[1]	$(0.03)	$(0.09)	$0.72	$(0.38)

1 In computing diluted earnings per share, incremental common shares are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive.

26.  ACQUISITIONS

The following table summarizes the consolidated balance sheet impact at acquisition of the Company’s business combinations that occurred in the six months ended September 30, 2021:

	Ace	Supreme
	Valley	Cannabis
	(i)	(ii)	Total
Cash and cash equivalents	$1,544	$41,306	$42,850
Inventory	878	33,426	34,304
Other current assets	2,249	15,145	17,394
Property, plant and equipment	105	180,363	180,468
Intangible assets
Brands	14,000	20,900	34,900
Distribution channel	-	3,000	3,000
Operating licenses	-	10,500	10,500
Goodwill	39,152	80,699	119,851
Accounts payable and other accrued expenses and liabilities	(1,724)	(13,258)	(14,982)
Debt and other liabilities	-	(88,148)	(88,148)
Deferred income tax liabilities	(1,899)	(4,265)	(6,164)
Net assets acquired	$54,305	$279,668	$333,973

Consideration paid in cash	$51,836	$84	$51,920
Consideration paid in shares	-	260,668	260,668
Replacement options	-	629	629
Replacement warrants	-	13,350	13,350
Other consideration	2,469	4,937	7,406
Total consideration	$54,305	$279,668	$333,973

Consideration paid in cash	$51,836	$84	$51,920
Less: Cash and cash equivalents acquired	(1,544)	(41,306)	(42,850)
Net cash outflow (inflow)	$50,292	$(41,222)	$9,070

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

(i) Ace Valley

On April 1, 2021, the Company entered into a share purchase agreement (the “AV Share Purchase Agreement”) with Tweed Inc., AV Cannabis Inc. (“Ace Valley”), and the shareholders of Ace Valley (the “AV Vendors”) pursuant to which the Company indirectly acquired 100% of the issued and outstanding shares of Ace Valley for cash consideration of $51,836. Ace Valley is an Ontario-based cannabis brand with a focus on premium, ready-to-enjoy products including vapes, pre-roll joints and gummies. Pursuant to the terms of the AV Share Purchase Agreement, the Company may be required to make certain earn-out payments to the AV Vendors, which may result in an additional cash payment or the issuance of common shares, subject to the fulfillment of certain conditions by April 1, 2023. This represents liability-classified contingent consideration. Management has estimated the fair value of this consideration to be $2,469 by assessing the probability and timing of the fulfillment of the specified conditions and discounting the expected cash outflows to present value.

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

On June 22, 2021, Supreme Cannabis had convertible debentures outstanding with a principal amount of $27,045 which were convertible into 94,895,649 Supreme Shares. As a result of the acquisition the conversion feature was adjusted in accordance with an exchange ratio of 0.011659. The fair value of these convertible debentures on June 22, 2021 was estimated to be $36,593, of which $4,937 was allocated to the conversion feature and $31,656 to the debt component.

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

At September 30, 2021, the right and the obligation (the “Acreage financial instrument”) to acquire the Fixed Shares represents a financial liability of $162,000 (March 31, 2021 – $600,000), as the estimated fair value of the Acreage business is less than the estimated fair value of the consideration to be provided upon the exercise of the Acreage financial instrument. Fair value changes of $288,000 and $438,000 were recognized in other income (expense), net in the three and six months ended September 30, 2021, respectively (three and six months ended September 30, 2020 – $88,151 and $53,151, respectively) (see Note 23). The fair value determination includes a high degree of subjectivity and judgment, which results in significant estimation uncertainty. See Note 21 for additional details on how the fair value of the Acreage financial instrument is calculated on a recurring basis. From a measurement perspective, the Company has elected the fair value option under ASC 825.

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

The amount advanced on September 23, 2020 pursuant to the Debenture has been recorded in other financial assets (see Note 9), and the Company has elected the fair value option under ASC 825 (see Note 21). At September 30, 2021, the estimated fair value of the Debenture issued to an affiliate of the Company by Acreage Hempco was $26,565 (March 31, 2021 – $27,448), measured using a discounted cash flow model (see Note 23). Refer to Note 9 for details on fair value changes, foreign currency translation adjustment, and interest received during the six months ended September 30, 2021. An additional US$50,000 may be advanced pursuant to the Debenture subject to the satisfaction of certain conditions by Acreage Hempco.

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

In connection with the Tranche B Warrants and the Tranche C Warrants, Canopy Growth will provide CBI with a share repurchase credit of up to $1.583 billion on the aggregate exercise price of the Tranche B Warrants and Tranche C Warrants in the event that Canopy Growth does not purchase for cancellation the lesser of (i) 27,378,866 common shares; and (ii) common shares with a value of $1.583 billion, during the period commencing on April 18, 2019 and ending on the date that is 24 months after the date that CBI exercises all of the Tranche A Warrants. The share repurchase credit feature is accounted for as a derivative liability, with the fair value continuing to be $nil at September 30, 2021.

The modifications to the Tranche A Warrants resulted in them meeting the definition of a derivative instrument under ASC 815 - Derivatives and Hedging (“ASC 815”). They continue to be classified in equity as the number of shares and exercise price were both fixed at inception.

The Tranche B Warrants are accounted for as derivative instruments measured at fair value in accordance with ASC 815. At September 30, 2021, the fair value of the warrant derivative liability was $104,773 (March 31, 2021 – $615,575), and fair value changes of $194,545 and $510,802 have been recognized in other income (expense), net in the three and six months ended September 30, 2021, respectively (three and six months ended September 30, 2020 – gain of $65,174 and $100,543, respectively) (see Note 23). The fair value determination includes a high degree of subjectivity and judgment, which results in significant estimation uncertainty. See Note 21 for additional details on how the fair value of the warrant derivative liability is calculated on a recurring basis.

The Tranche C Warrants are accounted for as derivative instruments, with the fair value continuing to be $nil at September 30, 2021.

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

	Three months ended		Six months ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Segmented net revenue
Global cannabis	$95,325	$94,294	$188,264	$173,576
Other consumer products	36,049	40,972	79,319	72,106
	$131,374	$135,266	$267,583	$245,682
Segmented gross margin:
Global cannabis	$(82,592)	$12,062	$(69,223)	$5,204
Other consumer products	11,452	14,018	25,321	27,371
	(71,140)	26,080	(43,902)	32,575
Selling, general and administrative expenses	125,756	147,253	238,330	282,645
Share-based compensation	15,953	21,984	29,079	52,669
Expected credit losses on financial assets and relates charges	-	94,745	-	94,745
Asset impairment and restructuring costs	2,510	46,363	91,759	59,157
Operating loss	(215,359)	(284,265)	(403,070)	(456,641)
Loss from equity method investments	-	(32,991)	(100)	(40,180)
Other income (expense), net	195,821	221,256	776,487	269,461
Net income (loss) before incomes taxes	$(19,538)	$(96,000)	$373,317	$(227,360)

Asset information by segment is not provided to, or reviewed by, the Company’s CODM as it is not used to make strategic decisions, allocate resources, or assess performance.

Entity-wide disclosures

Disaggregation of net revenue by geographic area:

	Three months ended		Six months ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Canada	$80,184	$86,307	$162,796	$152,024
Germany	22,370	28,390	48,476	56,387
United States	18,225	12,299	38,092	22,744
Other	10,595	8,270	18,219	14,527
	$131,374	$135,266	$267,583	$245,682

Disaggregation of property, plant and equipment by geographic area:
	September 30,	March 31,
	2021	2021
Canada	$910,258	$847,678
United States	142,657	143,747
Other	70,408	83,112
	$1,123,323	$1,074,537

For the three months ended September 30, 2021, no customer represented more than 10% of the Company’s net revenue (three months ended September 30, 2020 – none).

For the six months ended September 30, 2021, one customer represented more than 10% of the Company’s net revenue (six months ended September 30, 2020 – none).

29.  SUBSEQUENT EVENTS

Plan to Acquire Wana

On October 14, 2021, the Company and Mountain High Products, LLC, Wana Wellness, LLC and The Cima Group, LLC (collectively, “Wana” and each, a “Wana Entity”) announced that they have entered into definitive agreements (the “Wana Agreements”) providing the Company with the right, upon the occurrence or waiver (at the discretion of the Company) of the

Triggering Event, to acquire 100% of the outstanding membership interests of Wana. Wana manufactures and sells gummies in the U.S. state of Colorado and licenses its intellectual property to partners, who manufacture, distribute, and sell Wana-branded gummies across the United States, including in California, Arizona, Illinois, Michigan and Florida. This gives Wana a total footprint of 12 U.S. states currently, and across Canada.

The Wana Agreements are structured as three separate option agreements whereby the Company has a call option to acquire 100% of the membership interests in each Wana Entity. As consideration for entering into the Wana Agreements, the Company made an upfront cash payment (the “Upfront Payment”) in the aggregate amount of US$297,500. Upon exercise of the right to acquire each Wana Entity, the Company will make a payment equal to 15% of the fair market value of such Wana Entity at the time the option is exercised (the “Call Option Payments”). As additional consideration for the right to acquire each Wana Entity, the Company may make additional deferred payments (the “Deferred Payments”) in respect of each Wana Entity as of the 2.5 and 5-year anniversary of the Upfront Payment, less certain deductions. At the Company’s option, the Call Option Payments and the Deferred Payments may be satisfied in cash, common shares or a combination thereof at the Company’s sole discretion.

Until such time as the Company exercises its right to acquire each Wana Entity, the Company will have no economic or voting interest in Wana, the Company will not control Wana, and the Company and Wana will continue to operate independently.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This Management’s Discussion and Analysis (“MD&A”) should be read together with other information, including our unaudited condensed interim consolidated financial statements and the related notes to those statements included in Part I, Item 1 of this Quarterly Report (the “Interim Financial Statements”), our consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended March 31, 2021 (the “Annual Report”) and Part I, Item 1A, Risk Factors, of the Annual Report. This MD&A provides additional information on our business, recent developments, financial condition, cash flows and results of operations, and is organized as follows:

•

Part 1 - Business Overview.  This section provides a general description of our business, which we believe is important in understanding the results of our operations, financial condition, and potential future trends.

•

Part 2 - Results of Operations.  This section provides an analysis of our results of operations for the second quarter of fiscal 2022 in comparison to the second quarter of fiscal 2021, and for the six months ended September 30, 2021 in comparison to the six months ended September 30, 2020.

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

•	the Wana Agreements (as defined below), including the occurrence of waiver (at our discretion) of the Triggering Event;
•	the grant, renewal and impact of any license or supplemental license to conduct activities with cannabis or any amendments thereof;
•	our international activities and joint venture interests, including required regulatory approvals and licensing, anticipated costs and timing, and expected impact;
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

On October 17, 2018, the Cannabis Act came into effect in Canada, regulating both the medical and recreational cannabis markets in Canada and providing provincial, territorial and municipal governments the authority to prescribe regulations regarding the distribution and sale of recreational cannabis. On October 17, 2019, the second phase of recreational cannabis products was legalized pursuant to certain amendments to the regulations under the Cannabis Act. We currently offer product varieties in dried flower, oil, softgels, vape pen power sources, pod-based vape devices, vape cartridges, cannabis-infused beverages and cannabis-infused edibles, with product availability varying based on provincial and territorial regulations. Our recreational cannabis products are predominantly sold to provincial and territorial agencies under a “business-to-business” wholesale model, with those provincial and territorial agencies then being responsible for the distribution of our products to brick-and-mortar stores and for online retail sales. We also operate a network of Tweed and Tokyo Smoke retail stores across Canada, where permissible, to promote brand awareness and drive consumer demand under a “business-to-consumer” model. In the first quarter of fiscal 2022, we completed the acquisitions of (i) Supreme Cannabis Company, Inc. (“Supreme Cannabis”), a producer of recreational, wholesale and medical cannabis products with a diversified portfolio of distinct cannabis products and brands, and (ii) AV Cannabis Inc. (“Ace Valley”), an Ontario-based cannabis brand focused on premium, ready-to-enjoy products including vapes, pre-roll joints and gummies.

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

Subsequent to the passage, in December 2018, of the U.S. Agricultural Improvement Act of 2018, we began building our hemp supply chain in the United States through our investment in processing, extraction and finished goods manufacturing facilities. In September 2020, our Martha Stewart CBD line of premium quality, hemp-derived wellness gummies, oils and softgels was launched in the United States. In the fourth quarter of fiscal 2021, we expanded our product offering to include CBD products for pets under the Martha Stewart CBD for Pet line and SurityPro, and a line of premium, ready-to-drink CBD-infused sparkling waters under the Quatreau brand. In the second quarter of fiscal 2022, we introduced whisl, a CBD vape that was made available to customers in the United States on ShopCanopy.com in mid-September 2021, and through an exclusive nationwide retail partnership in the United States with Circle K beginning on October 1, 2021.

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

The COVID-19 pandemic, including government measures to limit the spread of COVID-19, did not have a material adverse impact on our results of operations in the second quarter of fiscal 2022. However, given the uncertainties associated with the COVID-19 pandemic, including those related to the distribution and acceptance of the vaccines and their effectiveness with respect to new variants of the virus, the use of our products by consumers, disruptions to the global and local economies due to related stay-at-home orders, quarantine policies and restrictions on travel, trade and business operations and a reduction in discretionary consumer spending we are unable to estimate the future impact of the COVID-19 pandemic on our business, financial condition, results of operations, and/or cash flows. Recently in the United States, there have been a number of supply chain challenges, such as container ships facing delays due to congestion in ports, impacting many industries, including the industries in which we operate. Although we have not yet seen a significant impact, we continue to monitor our supply chain closely. The uncertain nature of the impacts of the COVID-19 pandemic may affect our results of operations into the third quarter of fiscal 2022.

We believe we have sufficient liquidity available from cash and cash equivalents and short-term investments on hand of $807.6 million and $1.2 billion, respectively, at September 30, 2021, and from available capacity under our revolving debt facility to enable us to meet our working capital and other operating requirements, fund growth initiatives and capital expenditures, settle our liabilities, and repay scheduled principal and interest payments on debt for at least the next twelve months. Refer to “Part 3 – Financial Liquidity and Capital Resources” for further information.

Recent Developments

Plan to Acquire Wana

On October 14, 2021, we and Mountain High Products, LLC, Wana Wellness, LLC and The Cima Group, LLC (collectively, “Wana” and each, a “Wana Entity”) announced that we have entered into definitive agreements (the “Wana Agreements”) providing us with the right, upon the occurrence or waiver (at our discretion) of the Triggering Event, to acquire 100% of the outstanding membership interests of Wana. Wana manufactures and sells gummies in the U.S. state of Colorado and licenses its intellectual property to partners, who manufacture, distribute, and sell Wana-branded gummies across the United States, including in California, Arizona, Illinois, Michigan and Florida. This gives Wana a total footprint of 12 U.S. states currently, and across Canada. Wana expects to have license agreements in place in more than 20 U.S. states, including in future adult-use markets in New York and New Jersey, prior to the end of calendar 2022.

The Wana Agreements are structured as three separate option agreements whereby we have a call option to acquire 100% of the membership interests in each Wana Entity. As consideration for entering into the Wana Agreements, we made an upfront cash payment (the “Upfront Payment”) in the aggregate of US$297.5 million. Upon exercise of the right to acquire each Wana Entity, we will make a payment equal to 15% of the fair market value of such Wana Entity at the time the option is exercised (the “Call Option Payments”). As additional consideration for the right to acquire each Wana Entity, we may make additional deferred payments (the “Deferred Payments”) in respect of each Wana Entity as of the 2.5 and 5-year anniversary of the Upfront Payment, less certain deductions. At our option, the Call Option Payments and the Deferred Payments may be satisfied in cash, common shares or a combination thereof at our sole discretion.

Until such time as we exercise our right to acquire each Wana Entity, we will have no economic or voting interest in Wana, we will not control Wana, and we and Wana will continue to operate independently.

Part 2 - Results of Operations

Discussion of Second Quarter of Fiscal 2022 Results of Operations

	Three months ended September 30,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2021	2020	$ Change	% Change
Selected consolidated financial information:
Net revenue	$131,374	$135,266	$(3,892)	(3%)
Gross margin percentage	(54%)	19%	-	(7,300) bps
Net loss	$(16,331)	$(96,552)	$80,221	83%
Net loss attributable to Canopy Growth Corporation	$(11,058)	$(32,061)	$21,003	66%
Basic and diluted loss per share[1]	$(0.03)	$(0.09)	$0.06	67%

[1]For the three months ended September 30, 2021, the weighted average number of outstanding common shares, basic and diluted, totaled 393,274,758. For the three months ended September 30, 2020, the weighted average number of outstanding common shares, basic and diluted, totaled 371,520,534.

Revenue

We report net revenue in two segments: (i) global cannabis; and (ii) other consumer products. The following tables present segmented net revenue, by channel and by form, for the three months ended September 30, 2021 and 2020:

Revenue by Channel	Three months ended September 30,
(in thousands of Canadian dollars)	2021	2020	$ Change	% Change
Canadian recreational cannabis net revenue
Business-to-business[1]	$41,927	$42,223	$(296)	(1%)
Business-to-consumer	16,652	18,709	(2,057)	(11%)
	58,579	60,932	(2,353)	(4%)
Canadian medical cannabis net revenue[2]	13,093	13,888	(795)	(6%)
	71,672	74,820	(3,148)	(4%)
International and other revenue
C3	11,887	13,556	(1,669)	(12%)
Other	11,766	5,918	5,848	99%
	23,653	19,474	4,179	21%
Global cannabis net revenue	95,325	94,294	1,031	1%

Other consumer products
Storz & Bickel	14,511	21,836	(7,325)	(34%)
This Works	9,027	7,833	1,194	15%
BioSteel	7,512	5,122	2,390	47%
Other	4,999	6,181	(1,182)	(19%)
Other consumer products revenue	36,049	40,972	(4,923)	(12%)

Net revenue	$131,374	$135,266	$(3,892)	(3%)

[1] Reflects excise taxes of $12,913 and other revenue adjustments, representing our determination of returns and pricing adjustments, of $nil for the three months ended September 30, 2021 (three months ended September 30, 2020 - excise taxes of $14,200 and other revenue adjustments of $3,750).

[2] Reflects excise taxes of $1,361 for the three months ended September 30, 2021 (three months ended September 30, 2020 - $1,362).

Revenue by Form	Three months ended September 30,
(in thousands of Canadian dollars)	2021	2020	$ Change	% Change
Canadian recreational cannabis
Dry bud[1]	$56,845	$63,895	$(7,050)	(11%)
Oils and softgels[1]	5,472	7,021	(1,549)	(22%)
Beverages, edibles, topicals and vapes[1]	9,175	7,966	1,209	15%
Other revenue adjustments	-	(3,750)	3,750	100%
Excise taxes	(12,913)	(14,200)	1,287	9%
	58,579	60,932	(2,353)	(4%)
Medical cannabis and other
Dry bud	9,115	9,836	(721)	(7%)
Oils and softgels	20,797	23,458	(2,661)	(11%)
Beverages, edibles, topicals and vapes	8,195	1,430	6,765	473%
Excise taxes	(1,361)	(1,362)	1	-
	36,746	33,362	3,384	10%
Global cannabis net revenue	95,325	94,294	1,031	1%

Other consumer products
Storz & Bickel	14,511	21,836	(7,325)	(34%)
This Works	9,027	7,833	1,194	15%
BioSteel	7,512	5,122	2,390	47%
Other	4,999	6,181	(1,182)	(19%)
Other consumer products revenue	36,049	40,972	(4,923)	(12%)

Net revenue	$131,374	$135,266	$(3,892)	(3%)

[1] Excludes the impact of other revenue adjustments.

Net revenue was $131.4 million in the second quarter of fiscal 2022, as compared to $135.3 million in the second quarter of fiscal 2021. The year-over-year decrease is attributable to:

•	A 12% decrease in revenue from our other consumer products segment, as a decline at our Storz & Bickel business was only partially offset by growth in our BioSteel and This Works businesses; and
•	Growth of 1% in our global cannabis segment, which was primarily due to growth in our U.S. CBD business, largely offset by declines across our Canadian recreational and medical businesses, and C3.

Global cannabis

Net revenue from our global cannabis segment was $95.3 million in the second quarter of fiscal 2022, as compared to $94.3 million in the second quarter of fiscal 2021.

Canadian recreational cannabis net revenue was $58.6 million in the second quarter of fiscal 2022, as compared to $60.9 million in the second quarter of fiscal 2021.

•

Net revenue from the business-to-business channel was $41.9 million in the second quarter of fiscal 2022, as compared to $42.2 million in the second quarter of fiscal 2021. In the second quarter of fiscal 2022, we were impacted primarily by (i) insufficient supply of in-demand dried flower products, driven by shifting consumer preferences for certain single strain and higher-potency dried flower products and smaller format pre-rolls; and (ii) continued price compression, particularly in the value-priced dried flower category of the recreational market. These factors were largely offset by the growth in our business from the acquisitions of Ace Valley and Supreme Cannabis in the first quarter of fiscal 2022 which, together, contributed revenue of $14.2 million in the second quarter of fiscal 2022.

•

Revenue from the business-to-consumer channel was $16.7 million in the second quarter of fiscal 2022, as compared to $18.7 million in the second quarter of fiscal 2021. The year-over-year decrease is primarily attributable to the rapid increase in the number of third-party owned retail stores across Canada, resulting in increased competition in the provinces in which we operate corporate-owned stores.

Canadian medical cannabis net revenue was $13.1 million in the second quarter of fiscal 2022, a year-over-year decrease of $0.8 million. While the broadening of our brand and medical cannabis product offerings to include pre-rolled joints, vapes, and premium dried flower products has benefited the average size of orders placed through our medical channel, we were impacted in the second quarter of fiscal 2022 by a year-over-year decrease in the total number of medical orders, which was primarily related to the increasing number of recreational cannabis retail stores across Canada. With the build-out of the retail store network across Canada, customers are now offered greater availability and convenience in shopping for cannabis products.

International and other cannabis revenue was $23.7 million in the second quarter of fiscal 2022, as compared to $19.5 million in the second quarter of fiscal 2021.

•

C3 contributed revenue of $11.9 million in the second quarter of fiscal 2022, a year-over-year decrease of $1.7 million driven primarily by increased competition in the synthetic cannabinoid market in Germany, and the impact of the stronger Canadian dollar relative to the prior year.

•

Other cannabis revenue was $11.8 million in the second quarter of fiscal 2022, a year-over-year increase of $5.8 million primarily attributable to the growth in our U.S. CBD business, which was driven by the introduction of the Martha Stewart CBD line of products, Quatreau CBD beverages, and whisl CBD vapes over the last twelve months. Partially offsetting this increase was a year-over-year decrease associated with our German medical cannabis business, primarily related to increased competition and the impact of the stronger Canadian dollar relative to the prior year.

Other consumer products

Revenue from our other consumer products segment was $36.0 million in the second quarter of fiscal 2022, as compared to $41.0 million in the second quarter of fiscal 2021.

•

Revenue from Storz & Bickel was $14.5 million in the second quarter of fiscal 2022, a year-over-year decrease of $7.3 million due primarily to (i) shipping restrictions and constraints impacting the delivery of our products; (ii) challenges in obtaining certain parts for our vaporizers due to global supply chain shortages and delays; (iii) the comparable period had benefited from consumers purchasing household items, such as vaporizers, due to closures and restrictions associated with the COVID-19 pandemic; and (iv) the impact of the stronger Canadian dollar relative to the prior year.

•

Revenue from This Works was $9.0 million in the second quarter of fiscal 2022, a year-over-year increase of $1.2 million driven primarily by (i) the expansion of third-party e-commerce channels over the last year; and (ii) the adverse impact on revenue in the second quarter of fiscal 2021 due to the temporary closure of brick-and-mortar retail stores in the United Kingdom associated with the COVID-19 pandemic.

•

Revenue from BioSteel was $7.5 million in the second quarter of fiscal 2022, a year-over-year increase of $2.4 million due primarily to (i) the expansion of our United States distribution network beginning in the fourth quarter of fiscal 2021; (ii) new “ready-to-drink” product launches during the last year; and (iii) the adverse impact on revenue in the second quarter of fiscal 2021 related to COVID-19 related restrictions on retailers.

Cost of Goods Sold and Gross Margin

The following table presents cost of goods sold, gross margin and gross margin percentage on a consolidated basis for the three months ended September 30, 2021 and 2020:

	Three months ended September 30,
(in thousands of Canadian dollars except where indicated)	2021	2020	$ Change	% Change
Net revenue	$131,374	$135,266	$(3,892)	(3%)

Cost of goods sold	$202,514	$109,186	$93,328	85%
Gross margin	(71,140)	26,080	(97,220)	(373%)
Gross margin percentage	(54%)	19%	-	(7,300) bps

Cost of goods sold was $202.5 million in the second quarter of fiscal 2022, as compared to $109.2 million in the second quarter of fiscal 2021. Our gross margin was $(71.1) million in the second quarter of fiscal 2022, or (54%) of net revenue, as compared to a gross margin of $26.1 million and gross margin percentage of 19% of net revenue in the second quarter of fiscal 2021. The year-over-year decrease in the gross margin percentage was primarily attributable to inventory write-downs recorded in the second quarter of fiscal 2022. These write-downs were primarily related to excess Canadian cannabis inventory, resulting from underperformance relative to forecast as well as declines in expected near-term demand.

Our gross margin in the second quarter of fiscal 2022 was also impacted by the following items:

•

A year-over-year decrease in net revenue and continued price compression in our Canadian recreational cannabis channel, as described above in our analysis of revenue for the second quarter of fiscal 2022.

•

Higher third-party shipping, distribution and warehousing costs across North America resulting primarily from increased rates, which impacted our Canadian cannabis and U.S. CBD businesses, BioSteel, and Storz & Bickel.

•

Charges totaling $3.1 million related to the flow-through of inventory step-up associated with the acquisition of Supreme Cannabis in the first quarter of fiscal 2022. This compares to charges of $0.3 million in the second quarter of fiscal 2021, which were associated with fiscal 2020 business combinations.

Our gross margin in the second quarter of fiscal 2022 benefited from payroll subsidies in the amount of $6.9 million received from the Canadian government, pursuant to a COVID-19 relief program.

We report gross margin and gross margin percentage in two segments: (i) global cannabis; and (ii) other consumer products. The following table presents segmented gross margin and gross margin percentage for the three months ended September 30, 2021 and 2020:

	Three months ended September 30,
(in thousands of Canadian dollars except where indicated)	2021	2020	$ Change	% Change
Global cannabis segment
Cost of goods sold	$177,917	$82,232	$95,685	116%
Gross margin	(82,592)	12,062	(94,654)	785%
Gross margin percentage	(87%)	13%		(10,000) bps

Other consumer products segment
Cost of goods sold	$24,597	$26,954	$(2,357)	(9%)
Gross margin	11,452	14,018	(2,566)	(18%)
Gross margin percentage	32%	34%		(200) bps

Global cannabis

Gross margin for our global cannabis segment was $(82.6) million in the second quarter of fiscal 2022, or (87%) of net revenue, as compared to $12.1 million in the second quarter of fiscal 2021, or 13% of net revenue. The year-over-year decease in the gross margin percentage was primarily due to the inventory write-downs recorded in the second quarter of fiscal 2022 in relation to excess Canadian cannabis inventory, as described above in our analysis of gross margin on a consolidated basis. Additionally, we recorded charges totaling $3.1 million related to the flow-through of inventory step-up associated with the acquisition of Supreme Cannabis. Our gross margin in the second quarter of fiscal 2022 benefited from payroll subsidies in the amount of $6.9 million received from the Canadian government, pursuant to a COVID-19 relief program.

Other consumer products

Gross margin for our other consumer products segment was $11.5 million in the second quarter of fiscal 2022, or 32% of net revenue, as compared to $14.0 million in the second quarter of fiscal 2021, or 34% of net revenue. The year-over-year decrease in the gross margin percentage was primarily attributable to increased third-party shipping, distribution and warehousing costs across North America, which primarily impacted our Storz & Bickel and BioSteel businesses. The gross margin was also impacted by the year-over-year reduction in revenue for our Storz & Bickel business, as discussed above in our analysis of net revenue for the second quarter of fiscal 2022, and the resulting shift in the business mix towards an increased revenue contribution from the lower-margin BioSteel business.

Operating Expenses

The following table presents operating expenses for the three months ended September 30, 2021 and 2020:

	Three months ended September 30,
(in thousands of Canadian dollars)	2021	2020	$ Change	% Change
Operating expenses
General and administrative	$35,545	$69,555	$(34,010)	(49%)
Sales and marketing	64,534	43,373	21,161	49%
Research and development	8,764	14,166	(5,402)	(38%)
Acquisition-related costs	2,391	3,472	(1,081)	(31%)
Depreciation and amortization	14,522	16,687	(2,165)	(13%)
Selling, general and administrative expenses	125,756	147,253	(21,497)	(15%)

Share-based compensation	14,247	19,901	(5,654)	(28%)
Share-based compensation related to acquisition milestones	1,706	2,083	(377)	(18%)
Share-based compensation expense	15,953	21,984	(6,031)	(27%)

Expected credit losses on financial assets and related charges	-	94,745	(94,745)	(100%)

Asset impairment and restructuring costs	2,510	46,363	(43,853)	(95%)
Total operating expenses	$144,219	$310,345	$(166,126)	(54%)

Selling, general and administrative expenses

Selling, general and administrative expenses were $125.8 million in the second quarter of fiscal 2022, as compared to $147.3 million in the second quarter of fiscal 2021.

General and administrative expense was $35.5 million in the second quarter of fiscal 2022, as compared to $69.6 million in the second quarter of fiscal 2021. The year-over-year decrease is due primarily to a reduction in costs attributable to the restructuring actions initiated in the fourth quarter of fiscal 2020 and continuing through fiscal 2021, resulting from an organizational and strategic review of our business. As a result of these initiatives, we continued to realize reductions relative to the prior year primarily in relation to (i) compensation and third-party costs for finance, information technology, legal and other administrative functions; and (ii) professional consulting fees associated with the business review described above. Additionally, we received payroll subsidies in the amount of $10.6 million from the Canadian government in the second quarter of fiscal 2022, pursuant to a COVID-19 relief program. These cost reductions were partially offset by an increase in general and administrative expenses associated with the growth in our business, particularly in relation to our acquisition of Supreme Cannabis in the first quarter of fiscal 2022.

Sales and marketing expense was $64.5 million in the second quarter of fiscal 2022, as compared to $43.4 million in the second quarter of fiscal 2021. The year-over-year increase is primarily due to a return to more normal advertising and promotional spending in the second quarter of fiscal 2022, as in the first half of fiscal 2021 we delayed or cancelled various product and brand marketing initiatives across our business due to the measures established to contain the spread of COVID-19. Additionally, we incurred higher sponsorship fees associated with BioSteel’s partnership deals, and increased advertising and promotion expenses associated with new product launches, most notably the launch of BioSteel’s ready-to-drink beverages across the United States, and the introduction of our whisl, a CBD vape in the United States. We also incurred professional consulting fees associated with our selling, advertising and marketing strategies, and our costs increased as a result of the acquisitions of Supreme Cannabis and Ace Valley in the first quarter of fiscal 2022.

Research and development expense was $8.8 million in the second quarter of fiscal 2022, as compared to $14.2 million in the second quarter of fiscal 2021. The year-over-year decrease is primarily attributable to a reduction in costs due to the restructuring actions initiated in the fourth quarter of fiscal 2020 and continuing throughout fiscal 2021. As we rationalized our research and development activities to focus on opportunities outside of pharmaceutical drug development, we realized reductions in compensation costs and concluded or curtailed certain research and development projects for which we had incurred costs in fiscal 2020 and in the second quarter of fiscal 2021. Additionally, we realized a reduction in research and development costs associated with the closure of certain of our sites in Canada in the fourth quarter of fiscal 2021.

Acquisition-related costs were $2.4 million in the second quarter of fiscal 2022, as compared to $3.5 million in the second quarter of fiscal 2021. In the second quarter of fiscal 2022, costs were incurred primarily in relation to the plan to acquire Wana, as described in “Recent Developments” above, the completion of the acquisition of Supreme Cannabis, and evaluating other potential acquisition opportunities. Comparatively, in the second quarter of fiscal 2021, costs were primarily incurred in relation to the Acreage Amended Arrangement.

Depreciation and amortization expense was $14.5 million in the second quarter of fiscal 2022, as compared to $16.7 million in the second quarter of fiscal 2021. The year-over-year decrease is primarily associated with operational changes announced in December 2020, which resulted in the abandonment or impairment of certain of our Canadian production facilities and intangible assets, and the termination of a licensing agreement with a third party in the fourth quarter of fiscal 2021.

Share-based compensation expense

Share-based compensation expense was $14.2 million in the second quarter of fiscal 2022, as compared to $19.9 million in the second quarter of fiscal 2021. The year-over-year decrease is primarily attributable to:

•	The completion of vesting, prior to the second quarter of fiscal 2022, of a significant number of stock options that were granted in previous fiscal years;
•

The impact of our restructuring actions that commenced in the fourth quarter of fiscal 2020 and continued in fiscal 2021, which resulted in 8.2 million forfeitures in fiscal 2021 and 1.3 million forfeitures and cancellations in the first six months of fiscal 2022; and

•

An overall decrease in the number of outstanding stock options resulting from the implementation of a new “Total Rewards Program” for our employees in the first half of fiscal 2020 and associated modification of our share-based compensation program, which reduced the number of stock option awards granted in the first six months of fiscal 2022. On a go-forward basis, we have determined to fix the regular timing of our annual long-term incentive grants to occur in June of each year, beginning in fiscal 2022. Accordingly, there were no stock option grants in the second quarter of fiscal 2022.

Share-based compensation expense related to acquisition milestones was $1.7 million in the second quarter of fiscal 2022, as compared to $2.1 million in the second quarter of fiscal 2021. The year-over-year decrease is primarily related to the completion of vesting, in prior quarters, of the share-based compensation associated with the acquisitions of ebbu Inc. (“ebbu”) and Spectrum Cannabis Denmark Aps (“Spectrum Denmark”). Therefore, there was no share-based compensation expense recognized with respect to these acquisitions in the second quarter of fiscal 2022.

Expected credit losses on financial assets and related charges

In the second quarter of fiscal 2021, we recorded expected credit losses on financial assets and related charges in the amount of $94.7 million, in relation to PharmHouse Inc. (“PharmHouse”), a joint venture formed between RIV Capital Inc. (“RIV Capital”) and its joint venture partner in May 2018. These expected credit losses and related charges were recognized through February 23, 2021, the date on which a plan of arrangement (the “RIV Arrangement”) was completed pursuant to which we surrendered all shares in the capital of RIV Capital held by us, and derecognized RIV Capital’s consolidated assets and liabilities from our consolidated financial statements. These expected credit losses and related charges included:

•

$54.7 million related to expected credit losses associated with financing provided by RIV Capital to PharmHouse, and which we determined may not be recoverable. The amounts included (i) $40.0 million of secured debt financing advanced pursuant to a shareholder loan; (ii) $2.1 million advanced under a debtor-in-possession, non-revolving credit facility; (iii) a total of $3.7 million advanced under secured and unsecured promissory notes; and (iv) associated interest receivable totaling $8.9 million;

•

$25.0 million related to expected credit losses recognized for RIV Capital’s contingent obligation to perform on the financial guarantee they provided with respect to PharmHouse’s $90.0 million credit agreement. The expected credit losses reflected the shortfall between the estimated recoverable amount of PharmHouse and RIV Capital’s exposure under their financial guarantee of PharmHouse’s credit agreement;

•	$15.0 million related to certain advances provided by RIV Capital to PharmHouse that were determined to be unrecoverable.

Additionally, we determined that there was an other-than-temporary impairment on our equity investment in PharmHouse, and recognized an impairment charge for the full amount of the investment of $32.4 million (see “Loss from equity method investments” below).

Asset impairment and restructuring costs

Asset impairment and restructuring costs recorded in operating expenses were $2.5 million in the second quarter of fiscal 2022, as compared to $46.4 million in the second quarter of fiscal 2021.

In the second quarter of fiscal 2022, we recorded charges of $2.5 million primarily related to incremental costs associated with the closure of previously-identified Canadian production facilities in December 2020. Comparatively, in the second quarter of fiscal 2021, we recognized asset impairment and restructuring costs of $46.4 million in relation to (i) adjustments related to changes in the estimated fair value of certain Canadian production facilities from March 31, 2020; and (ii) charges related to rationalizing certain research and development activities.

Other

The following table presents loss from equity method investments, other income (expense), net, and income tax (expense) recovery for the three months ended September 30, 2021 and 2020:

	Three months ended September 30,
(in thousands of Canadian dollars)	2021	2020	$ Change	% Change
Loss from equity method investments	$-	$(32,991)	$32,991	100%
Other income (expense), net	195,821	221,256	(25,435)	(11%)
Income tax recovery (expense)	3,207	(552)	3,759	681%

Loss from equity method investments

The loss from equity method investments was $nil in the second quarter of fiscal 2022, as compared to $33.0 million in the second quarter of fiscal 2021. The year-over-year decrease in the loss is primarily attributable to impairment charges of $32.4 million recognized in the second quarter of fiscal 2021 relating to our equity investment in PharmHouse, as discussed above under “Expected credit losses on financial assets and related charges”. Additionally, as our remaining investment in Agripharm Corp. (“Agripharm”) was impaired in the first quarter of fiscal 2022, no equity method losses were recognized in the second quarter of fiscal 2022.

Other income (expense), net

Other income (expense), net was an income amount of $195.8 million in the second quarter of fiscal 2022, as compared to an income amount of $221.3 million in the second quarter of fiscal 2021. The year-over-year decrease in income of $25.4 million is primarily attributable to:

•

Change of $361.5 million related to non-cash fair value changes on our other financial assets, from an income amount of $82.1 million in the second quarter of fiscal 2021 to an expense amount of $279.4 million in the second quarter of fiscal 2022. The current quarter expense amount is primarily attributable to fair value decreases relating to our investments in the exchangeable shares in the capital of TerrAscend Corp. (“TerrAscend”) ($166.0 million), and the secured debentures issued by TerrAscend Canada Inc. (“TerrAscend Canada”) and Arise Bioscience and associated warrants issued by TerrAscend (the “TerrAscend Warrants”) (totaling $109.0 million), driven largely by (i) a decrease of approximately 38% in TerrAscend’s share price in the second quarter of fiscal 2022; and (ii) re-assessments of the probability and timing of changes in federal laws in the United States regarding the permissibility of the cultivation, distribution or possession of marijuana in the second quarter of fiscal 2022. Comparatively, in the second quarter of fiscal 2021 the income amount was primarily attributable to fair value increases relating to our investments in the TerrAscend exchangeable shares ($61.0 million), and the TerrAscend Canada secured debentures and TerrAscend Warrants (totaling $55.9 million), driven largely by an increase of approximately 101% in TerrAscend’s share price from July 1, 2020 to September 30, 2020.

•

Increase in interest expense of $25.1 million, from $1.5 million in the second quarter of fiscal 2021 to $26.6 million in the second quarter of fiscal 2022. The year-over-year increase is primarily attributable to the US$750 million debt financing that occurred in the fourth quarter of fiscal 2021.

•

Increase in non-cash income of $199.8 million related to the non-cash fair value changes on the liability arising from the Acreage Arrangement, from $88.2 million in the second quarter of fiscal 2021 to $288.0 million in the second quarter of fiscal 2022. On a quarterly basis, we determine the fair value of the liability arising from the Acreage Arrangement using a probability-weighted expected return model, incorporating several potential scenarios and outcomes associated with the Acreage Amended Arrangement. The income amount recognized in the first quarter of fiscal 2022, associated with a decrease in the liability arising from the Acreage Arrangement, is primarily attributable to a decrease of approximately 41% in our share price from July 1, 2021 to September 30, 2021, relative to a decrease of approximately 9% in Acreage’s share price during that same period. As a result, the model at September 30, 2021 reflects a lower estimated value of the Canopy Growth shares expected to be issued at the exchange ratio of 0.3048 upon a Triggering Event, relative to the estimated value of the Acreage shares expected to be acquired at that time (changes in our share price have a more significant impact on the model relative to changes in Acreage’s share price); this resulted in a reduction of the liability amount. Comparatively, the income amount recognized in the second quarter of fiscal 2021 was primarily attributable to the implementation of the Acreage Amended Arrangement in September 2020 which resulted in (i) an incremental payment to Acreage shareholders of US$37.5 million ($49.8 million); (ii) the loan advance of US$50.0 million ($67.0 million) to Universal Hemp, LLC, a wholly-owned subsidiary of Acreage (“Acreage Hempco”) pursuant to the debenture; and (iii) the removal of the uncertainties related to the approval and implementation of the terms of the Acreage Amended Arrangement that existed at June 30, 2020 and had impacted our model and resulted in a higher liability amount at that time.

•

Increase in non-cash income of $129.4 million related to fair value changes on the warrant derivative liability associated with the Tranche B Warrants held by CBI (as defined in Note 27 of the Interim Financial Statements). The decrease of $194.5 million in the fair value of the warrant derivative liability (resulting in non-cash income) in the second quarter of fiscal 2022 is primarily attributable to a decrease of approximately 41% in our share price from July 1, 2021 to September 30, 2021, further impacted by a shorter expected time to maturity of the warrants. Comparatively, the decrease of $65.2 million in the fair value of the warrant derivative liability in the second quarter of fiscal 2021 was primarily attributable to a decline of approximately 15% in our share price from July 1, 2020 to September 30, 2020 and changes during the quarter in certain other assumptions used to value the liability, including the risk-free rate.

•

Change of $42.0 million related to the non-cash fair value changes on the Notes, from an expense amount of $11.9 million in the second quarter of fiscal 2021 to an income amount of $30.0 million in the second quarter of fiscal 2022. The year-over-year change is primarily due to the decrease of approximately 41% in our share price in the second quarter of fiscal 2022, as compared to a decline of approximately 15% in our share price in the second quarter of fiscal 2021, along with year-over-year changes in credit spreads.

Income tax recovery (expense)

Income tax recovery in the second quarter of fiscal 2022 was $3.2 million, compared to income tax expense of $0.6 million in the second quarter of fiscal 2021. In the second quarter of fiscal 2022, income tax recovery consisted of a deferred income tax recovery of $1.4 million (compared to a recovery of $1.1 million in the second quarter of fiscal 2021) and current income tax recovery of $1.8 million (compared to an expense of $1.6 million in the second quarter of fiscal 2021).

The increase of $0.3 million in the deferred income tax recovery is primarily a result of recording a reduction in deferred tax liabilities that arose in connection with the required revaluation of the accounting carrying value, but not the tax basis, of property, plant and equipment, intangible assets, and other financial assets. In connection with certain deferred tax assets, mainly in respect to losses for tax purposes, where the accounting criteria for recognition of an asset has yet to be satisfied and it is not probable that they will be used, the deferred tax asset has not been recognized.

The change of $3.4 million from current income tax expense to recovery arose primarily in connection with legal entities that generated income for tax purposes that could not be reduced by the group’s tax attributes, net of prior years’ return to provision tax recovery.

Net Loss

The net loss in the second quarter of fiscal 2022 was $16.3 million, as compared to a net loss of $96.6 million in the second quarter of fiscal 2021. The year-over-year decrease in the net loss is primarily attributable to the year-over-year decreases in (i) expected credit losses on financial assets and related charges; (ii) asset impairment and restructuring costs; and (iii) the loss from equity method investments. These changes, contributing to a decrease in the net loss, were partially offset by the year-over-year decrease in our gross margin. These variances are described above.

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

The following table presents Adjusted EBITDA for the three months ended September 30, 2021 and 2020:

	Three months ended September 30,
(in thousands of Canadian dollars)	2021	2020	$ Change	% Change
Net loss	$(16,331)	$(96,552)	$80,221	83%
Income tax (recovery) expense	(3,207)	552	(3,759)	(681%)
Other (income) expense, net	(195,821)	(221,256)	25,435	11%
Loss on equity method investments	-	32,991	(32,991)	(100%)
Share-based compensation[1]	15,953	21,984	(6,031)	(27%)
Acquisition-related costs	2,391	3,472	(1,081)	(31%)
Depreciation and amortization[1]	28,780	31,758	(2,978)	(9%)
Asset impairment and restructuring costs	2,510	46,363	(43,853)	(95%)
Expected credit losses on financial assets and related charges	-	94,745	(94,745)	(100%)
Charges related to the flow-through of inventory step-up on business combinations	3,123	281	2,842	1011%
Adjusted EBITDA	$(162,602)	$(85,662)	$(76,940)	(90%)

[1] From Statements of Cash Flows.

The Adjusted EBITDA loss in the second quarter of fiscal 2022 was $162.6 million, as compared to an Adjusted EBITDA loss of $85.7 million in the second quarter of fiscal 2021. The year-over-year increase in the Adjusted EBITDA loss is primarily attributable to the year-over-year decrease in our gross margin, partially offset by the reduction in our total selling, general and administrative expense. These variances are described above.

Discussion of Results of Operations for the Six Months Ended September 30, 2021

	Six months ended September 30,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2021	2020	$ Change	% Change
Selected consolidated financial information:
Net revenue	$267,583	$245,682	$21,901	9%
Gross margin percentage	(16%)	13%	-	(2,900) bps
Net income (loss)	$373,624	$(224,874)	$598,498	266%
Net income (loss) attributable to Canopy Growth Corporation	$381,360	$(140,562)	$521,922	371%
Basic earnings (loss) per share[1]	$0.98	$(0.38)	$1.36	358%
Diluted earnings (loss) per share[1]	$0.72	$(0.38)	$1.10	289%

[1]For the six months ended September 30, 2021, the weighted average number of outstanding common shares, basic and diluted, totaled 388,696,975 and 409,158,915, respectively. For the six months ended September 30, 2020, the weighted average number of outstanding common shares, basic and diluted, totaled 367,663,135.

Revenue

We report net revenue in two segments: (i) global cannabis; and (ii) other consumer products. The following tables present segmented net revenue, by channel and by form, for the six months ended September 30, 2021 and 2020:

Revenue by Channel	Six months ended September 30,
(in thousands of Canadian dollars)	2021	2020	$ Change	% Change
Canadian recreational cannabis net revenue
Business-to-business[1]	$84,620	$77,157	$7,463	10%
Business-to-consumer	33,996	28,039	5,957	21%
	118,616	105,196	13,420	13%
Canadian medical cannabis net revenue[2]	26,585	27,798	(1,213)	(4%)
	145,201	132,994	12,207	9%
International and other revenue
C3	23,330	28,925	(5,595)	(19%)
Other	19,733	11,657	8,076	69%
	43,063	40,582	2,481	6%
Global cannabis net revenue	188,264	173,576	14,688	8%

Other consumer products
Storz & Bickel	38,581	38,956	(375)	(1%)
This Works	15,578	13,882	1,696	12%
BioSteel	14,173	7,570	6,603	87%
Other	10,987	11,698	(711)	(6%)
Other consumer products revenue	79,319	72,106	7,213	10%

Net revenue	$267,583	$245,682	$21,901	9%

[1] Reflects excise taxes of $30,747 and other revenue adjustments, representing our determination of returns and pricing adjustments, of $3,000 for the six months ended September 30, 2021 (six months ended September 30, 2020 - excise taxes of $21,446 and other revenue adjustments of $7,150).

[2] Reflects excise taxes of $2,741 for the six months ended September 30, 2021 (six months ended September 30, 2020 - $2,788).

Revenue by Form	Six months ended September 30,
(in thousands of Canadian dollars)	2021	2020	$ Change	% Change
Canadian recreational cannabis
Dry bud[1]	$122,815	$104,024	$18,791	18%
Oils and softgels[1]	11,213	14,742	(3,529)	(24%)
Beverages, edibles, topicals and vapes[1]	18,335	15,026	3,309	22%
Other revenue adjustments	(3,000)	(7,150)	4,150	58%
Excise taxes	(30,747)	(21,446)	(9,301)	(43%)
	118,616	105,196	13,420	13%
Medical cannabis and other
Dry bud	18,726	20,668	(1,942)	(9%)
Oils and softgels	41,313	48,673	(7,360)	(15%)
Beverages, edibles, topicals and vapes	12,350	1,827	10,523	576%
Excise taxes	(2,741)	(2,788)	47	2%
	69,648	68,380	1,268	2%
Global cannabis net revenue	188,264	173,576	14,688	8%

Other consumer products
Storz & Bickel	38,581	38,956	(375)	(1%)
This Works	15,578	13,882	1,696	12%
BioSteel	14,173	7,570	6,603	87%
Other	10,987	11,698	(711)	(6%)
Other consumer products revenue	79,319	72,106	7,213	10%

Net revenue	$267,583	$245,682	$21,901	9%

[1] Excludes the impact of other revenue adjustments.

Net revenue was $267.6 million in the six months ended September 30, 2021, as compared to $245.7 million in the six months ended September 30, 2020. The year-over-year increase is attributable to:

•	Growth in our other consumer products segment, which was primarily due to the growth in our BioSteel and This Works businesses; and
•	Growth in our global cannabis segment, which was primarily due to the performance of our Canadian recreational business-to-business and business-to-consumer channels and our U.S. CBD business.

Global cannabis

Net revenue from our global cannabis segment was $188.3 million in the six months ended September 30, 2021, as compared to $173.6 million in the six months ended September 30, 2020.

Canadian recreational cannabis net revenue was $118.6 million in the six months ended September 30, 2021, as compared to $105.2 million in the six months ended September 30, 2020.

•

Net revenue from the business-to-business channel was $84.6 million in the six months ended September 30, 2021, as compared to $77.2 million in the six months ended September 30, 2020. The year-over-year increase is primarily attributable to (i) the overall increase in demand resulting from the opening of 1,226 new retail stores across Canada since September 30, 2020, of which 643 opened in the six months ended September 30, 2021; and (ii) the growth in our business from the acquisitions of Ace Valley on April 1, 2021, and Supreme Cannabis on June 22, 2021. Together, these acquisitions contributed revenue of $19.1 million in the six months ended September 30, 2021. Partially offsetting these factors were the impacts, in the six months ended September 30, 2021 of (i) an insufficient supply of in-demand dried flower products, as described above in our analysis of revenue for the second quarter of fiscal 2022; (ii) an unfavorable product mix, due primarily to an increase in the volume of value-priced dried flower product sold compared to the prior year; (iii) continued price compression resulting from increased competition in the value-priced dried flower category of the recreational market.

•

Revenue from the business-to-consumer channel was $34.0 million in the six months ended September 30, 2021, as compared to $28.0 million in the six months ended September 30, 2020. The year-over-year increase is primarily attributable to (i) the build-out of our retail store platform across Canada to 34 corporate-owned Tweed and Tokyo Smoke retail stores, an increase from 32 stores at September 30, 2020; and (ii) in the six months ended September 30, 2020, revenue from our business-to-consumer channel was impacted by the temporary closures of our retail stores and other operating restrictions implemented in response to the COVID-19 pandemic; upon their re-opening, beginning in mid-April 2020, our retail stores largely operated with reduced hours and under a “click-and-collect” model with curbside pickup or delivery. These factors were partially offset by the rapid build-out of third-party owned retail stores across Canada, resulting in increased competition in the provinces in which we operate corporate-owned stores.

Canadian medical cannabis net revenue was $26.6 million in the six months ended September 30, 2021, a decrease of 4% as compared to the six months ended September 30, 2020 due primarily to a year-over-year decrease in the total number of medical orders associated with the increase in the number of recreational cannabis retail stores across Canada, partially offset by an increase in the average order size.

International and other cannabis revenue was $43.1 million in the six months ended September 30, 2021, as compared to $40.6 million in the six months ended September 30, 2020.

•

C3 contributed revenue of $23.3 million in the six months ended September 30, 2021, a year-over-year decrease of $5.6 million driven primarily by (i) a limitation on sales activities associated with COVID-19 restrictions, particularly in the first quarter of fiscal 2022; (ii) increased competition in the synthetic cannabinoid market in Germany; and (iii) the impact of the stronger Canadian dollar relative to the prior year.

•

Other cannabis revenue was $19.7 million in the six months ended September 30, 2021, a year-over-year increase of $8.1 million primarily attributable to the growth in our U.S. CBD business, which was driven by the introduction of the Martha Stewart CBD line of products, Quatreau CBD beverages, and whisl CBD vapes over the last twelve months. Partially offsetting this was a year-over-year decrease associated with our German medical cannabis business, primarily related to (i) increased competition; (ii) the stockpiling of cannabis products by German pharmacies in the six months ended September 30, 2020 in response to COVID-19 related restrictions on trade and business operations; and (iii) the impact of the stronger Canadian dollar relative to the prior year.

Other consumer products

Revenue from our other consumer products segment was $79.3 million in the six months ended September 30, 2021, as compared to $72.1 million in the six months ended September 30, 2020.

•	Revenue from Storz & Bickel was $38.6 million in the six months ended September 30, 2021, a slight decrease of 1% as compared to the six months ended September 30, 2020.
•

Revenue from This Works was $15.6 million in the six months ended September 30, 2021, a year-over-year increase of $1.7 million driven primarily by (i) the expansion of third-party e-commerce channels over the last year; and (ii) the adverse impact on revenue in six months ended September 30, 2020 resulting from the temporary closure of brick-and-mortar retail stores in the United Kingdom associated with the COVID-19 pandemic.

•

Revenue from BioSteel was $14.2 million, a year-over-year increase of $6.6 million due primarily to (i) the expansion of our United States distribution network beginning in the fourth quarter of fiscal 2021; (ii) new “ready-to-drink” product launches during the last year; and (iii) the adverse impact on revenue in the six months ended September 30, 2020 related to COVID-19 related restrictions on retailers.

Cost of Goods Sold and Gross Margin

The following table presents cost of goods sold, gross margin and gross margin percentage on a consolidated basis for the six months ended September 30, 2021 and 2020:

	Six months ended September 30,
(in thousands of Canadian dollars except where indicated)	2021	2020	$ Change	% Change
Net revenue	$267,583	$245,682	$21,901	9%

Cost of goods sold	$311,485	$213,107	$98,378	46%
Gross margin	(43,902)	32,575	(76,477)	(235%)
Gross margin percentage	(16%)	13%	-	(2,900) bps

Cost of goods sold was $311.5 million in the six months ended September 30, 2021, as compared to $213.1 million in the six months ended September 30, 2020. Our gross margin was $(43.9) million in the six months ended September 30, 2021, or (16%) of net revenue, as compared to a gross margin of $32.6 million and gross margin percentage of 13% of net revenue in the six months ended September 30, 2020. The year-over-year decrease in the gross margin percentage was primarily attributable to the inventory write-downs recorded in the second quarter of fiscal 2022 in relation to excess Canadian cannabis inventory, as described above in our analysis of “Cost of Goods Sold and Gross Margin” within our discussion of our results of operations for the second quarter of fiscal 2022.

Our gross margin in the six months ended September 30, 2021 was also impacted by the following items:

•

Higher third-party shipping, distribution and warehousing costs across North America resulting primarily from increased rates, which impacted our Canadian cannabis and U.S. CBD businesses, BioSteel, and Storz & Bickel.

•

Charges totaling $4.5 million related to the flow-through of inventory step-up associated with the acquisition of Supreme Cannabis in the first quarter of fiscal 2022. This compares to charges of $1.5 million in the six months ended September 30, 2020, which were associated with fiscal 2020 business combinations.

Our gross margin in the six months ended September 30, 2021 benefited from payroll subsidies in the amount of $14.2 million received from the Canadian government, pursuant to a COVID-19 relief program.

We report gross margin and gross margin percentage in two segments: (i) global cannabis; and (ii) other consumer products. The following table presents segmented gross margin and gross margin percentage for the six months ended September 30, 2021 and 2020:

	Six months ended September 30,
(in thousands of Canadian dollars except where indicated)	2021	2020	$ Change	% Change
Global cannabis segment
Cost of goods sold	$257,487	$168,372	$89,115	53%
Gross margin	(69,223)	5,204	(74,427)	(1430%)
Gross margin percentage	(37%)	3%		(4,000) bps

Other consumer products segment
Cost of goods sold	$53,998	$44,735	$9,263	21%
Gross margin	25,321	27,371	(2,050)	(7%)
Gross margin percentage	32%	38%		(600) bps

Global cannabis

Gross margin for our global cannabis segment was $(69.2) million in the six months ended September 30, 2021, or (37%) of net revenue, as compared to $5.2 million in the six months ended September 30, 2020, or 3% of net revenue. The year-over-year decrease in the gross margin percentage was primarily attributable to the inventory write-downs recorded in the second quarter of fiscal 2022 in relation to excess Canadian cannabis inventory, as described above in our analysis of “Cost of Goods Sold and Gross Margin” within our discussion of our results of operations for the second quarter of fiscal 2022. Additionally, we recorded charges totaling $4.5 million in the six months ended September 30, 2021 related to the flow-through of inventory step-up associated with the acquisition of Supreme Cannabis. Our gross margin in the six months ended September 30, 2021 benefited from payroll subsidies in the amount of $14.2 million received from the Canadian government pursuant to a COVID-19 relief program.

Other consumer products

Gross margin for our other consumer products segment was $25.3 million in the six months ended September 30, 2021, or 32% of net revenue, as compared to $27.4 million in the six months ended September 30, 2020, or 38% of net revenue. The year-over-year decrease in the gross margin percentage was primarily attributable to increased third-party shipping, distribution and warehousing costs across North America, which primarily impacted Storz & Bickel and BioSteel. The effect of this was compounded by a shift in the business mix towards an increased revenue contribution from the lower-margin BioSteel business.

Operating Expenses

The following table presents operating expenses for the six months ended September 30, 2021 and 2020:

	Six months ended September 30,
(in thousands of Canadian dollars)	2021	2020	$ Change	% Change
Operating expenses
General and administrative	$69,222	$134,382	$(65,160)	(48%)
Sales and marketing	115,066	81,142	33,924	42%
Research and development	17,106	27,825	(10,719)	(39%)
Acquisition-related costs	8,171	4,866	3,305	68%
Depreciation and amortization	28,765	34,430	(5,665)	(16%)
Selling, general and administrative expenses	238,330	282,645	(44,315)	(16%)

Share-based compensation	25,674	48,460	(22,786)	(47%)
Share-based compensation related to acquisition milestones	3,405	4,209	(804)	(19%)
Share-based compensation expense	29,079	52,669	(23,590)	(45%)

Expected credit losses on financial assets and related charges	-	94,745	(94,745)	(100%)

Asset impairment and restructuring costs	91,759	59,157	32,602	55%
Total operating expenses	$359,168	$489,216	$(130,048)	(27%)

Selling, general and administrative expenses

Selling, general and administrative expenses were $238.3 million in the six months ended September 30, 2021, as compared to $282.6 million in the six months ended September 30, 2020.

General and administrative expense was $69.2 million in the six months ended September 30, 2021, as compared to $134.4 million in the six months ended September 30, 2020. The year-over-year decrease is due primarily to a reduction in costs attributable to the restructuring actions initiated in the fourth quarter of fiscal 2020 and continuing through fiscal 2021, resulting from an organizational and strategic review of our business. As a result of these restructuring actions, we continued to realize reductions relative to the prior year primarily related to (i) compensation and third-party costs for finance, information technology, legal and other administrative functions; and (ii) professional consulting fees associated with the business review described above. Additionally, we received payroll subsidies in the amount of $23.3 million from the Canadian government in the six months ended September 30, 2021, pursuant to a COVID-19 relief program. These cost reductions were partially offset by an increase in general and administrative expenses associated with the growth in our business, particularly in relation to our acquisition of Supreme Cannabis in the first quarter of fiscal 2022.

Sales and marketing expense was $115.1 million in the six months ended September 30, 2021, as compared to $81.1 million in the six months ended September 30, 2020. The year-over-year increase is primarily due to a return to more normal advertising and promotional spending in the six months ended September 30, 2021. In the first half of fiscal 2021, we delayed or cancelled various product and brand marketing initiatives across our business due to the measures established to contain the spread of COVID-19. Additionally, relative to the six months ended September 30, 2021, we incurred (i) higher sponsorship fees associated with BioSteel’s partnership deals; (ii) increased advertising and promotion expenses associated with new product launches for BioSteel and our U.S. CBD business; (iii) professional consulting fees associated with our selling, advertising and marketing strategies; and (iv) increased sales and marketing costs associated with our acquisition of Supreme Cannabis and Ace Valley in the first quarter of fiscal 2022.

Research and development expense was $17.1 million in the six months ended September 30, 2021, as compared to $27.8 million in the six months ended September 30, 2020. The year-over-year decrease is primarily attributable to a reduction in costs due to the restructuring actions initiated in the fourth quarter of fiscal 2020 and continuing throughout fiscal 2021. We realized reductions in compensation costs and concluded or curtailed certain research and development projects as we rationalized our initiatives to focus on opportunities outside of pharmaceutical drug development. Further, projects planned for fiscal 2022 have been slow to launch, and we realized a reduction in research and development costs associated with the closure of certain of our sites in Canada in the fourth quarter of fiscal 2021.

Acquisition-related costs were $8.2 million in the six months ended September 30, 2021, as compared to $4.9 million in the six months ended September 30, 2020. In the six months ended September 30, 2021, costs were incurred in relation to the acquisitions of Supreme Cannabis and Ace Valley, the plan to acquire Wana, as described in “Recent Developments” above, and evaluating other potential acquisition opportunities. Comparatively, in the six months ended September 30, 2020, costs were primarily incurred in relation to entering into, and implementing, the Acreage Amended Arrangement.

Depreciation and amortization expense was $28.8 million in the six months ended September 30, 2021, as compared to $34.4 million in the six months ended September 30, 2020. The year-over-year decrease is primarily associated with operational changes announced in December 2020, which resulted in the abandonment or impairment of certain of our Canadian production facilities and intangible assets, and the termination of a licensing agreement with a third party in the fourth quarter of fiscal 2021.

Share-based compensation expense

Share-based compensation expense was $25.7 million in the six months ended September 30, 2021, as compared to $48.5 million in the six months ended September 30, 2020. The year-over-year decrease is primarily attributable to:

•	The completion of vesting, prior to the six months ended September 30, 2021, of a significant number of stock options that were granted in previous fiscal years;
•

The impact of our restructuring actions that commenced in the fourth quarter of fiscal 2020 and continued in fiscal 2021, which resulted in 8.2 million forfeitures in fiscal 2021 and 1.3 million forfeitures in the six months ended September 30, 2021; and

•

An overall decrease in the number of outstanding stock options resulting from the implementation of a new “Total Rewards Program” for our employees in the first half of fiscal 2020 and associated modification of our share-based compensation program, which reduced the number of stock option awards granted in the first six months of fiscal 2022. On a go-forward basis, we have determined to fix the regular timing of our annual long-term incentive grants to occur in June of each year, beginning in fiscal 2022.

Share-based compensation expense related to acquisition milestones was $3.4 million in the six months ended September 30, 2021, as compared to $4.2 million in the six months ended September 30, 2020. The year-over-year decrease is primarily related to the completion of vesting, in prior quarters, of the share-based compensation associated with the acquisitions of ebbu and Spectrum Denmark. Therefore, there was no share-based compensation expense recognized with respect to these acquisitions in the six months ended September 30, 2021.

Expected credit losses on financial assets and related charges

In the six months ended September 30, 2021, we recorded expected credit losses on financial assets and related charges in the amount of $94.7 million, as described above in “Expected credit losses on financial assets and related charges”, within our discussion of our results of operations for the second quarter of fiscal 2022.

Asset impairment and restructuring costs

Asset impairment and restructuring costs recorded in operating expenses were $91.8 million in the six months ended September 30, 2021, as compared to $59.2 million in the six months ended September 30, 2020.

In the six months ended September 30, 2021, we recorded charges related to operational changes resulting from the continuing strategic review of our business as a result of recent acquisition activities, which will result in the closure of our Niagara-on-the-Lake, Ontario and Langley, British Columbia facilities. Additionally, we recognized incremental costs associated with the closure of previously-identified Canadian production facilities in December 2020. Charges totaling $91.8 million were recognized in the six months ended September 30, 2021, primarily representing the difference between the net book value of the associated long-lived assets and their estimated fair value.

Comparatively, in the first quarter of fiscal 2021, we completed certain of the restructuring actions that had commenced in the previous fiscal year, and recorded final adjustments related to changes in certain estimates recorded at March 31, 2020. In addition, we incurred additional costs in the first quarter of fiscal 2021 related primarily to the rationalization of our marketing organization in April 2020. In the second quarter of fiscal 2021, we recorded (i) adjustments related to changes in the estimated fair value of certain of our Canadian production facilities from March 31, 2020; and (ii) charges related to rationalizing certain research and development activities. As a result, in the six months ended September 30, 2020, we recognized asset impairment and restructuring costs of $59.2 million in relation to (i) changes in the estimated fair value of certain of our Canadian production facilities, and costs associated with their closure; (ii) completing the exit of our operations in South Africa and Lesotho; (iii) employee-related costs associated with rationalizing certain marketing activities; and (iv) charges related to rationalizing certain research and development activities.

Other

The following table presents loss from equity method investments, other income (expense), net, and income tax (expense) recovery for the six months ended September 30, 2021 and 2020:

	Six months ended September 30,
(in thousands of Canadian dollars)	2021	2020	$ Change	% Change
Loss from equity method investments	$(100)	$(40,180)	$40,080	100%
Other income (expense), net	776,487	269,461	507,026	188%
Income tax recovery	307	2,486	(2,179)	(88%)

Loss from equity method investments

The loss from equity method investments was $0.1 million in the six months ended September 30, 2021, as compared to $40.2 million in the six months ended September 30, 2020. The year-over-year decrease in the loss is primarily attributable to impairment charges of $32.4 million recognized in the second quarter of fiscal 2021 relating to our equity investment in PharmHouse, as described above in “Expected credit losses on financial assets and related charges”, within our discussion of our results of operations for the second quarter of fiscal 2022. Additionally, in the six months ended September 30, 2020, we recognized losses associated with our equity investments in both PharmHouse and Agripharm; as these investments were impaired in fiscal 2021, we recognized only a nominal impairment of our remaining investment in Agripharm in the six months ended September 30, 2021.

Other income (expense), net

Other income (expense), net was an income amount of $776.5 million in the six months ended September 30, 2021, as compared to an income amount of $269.5 million in the six months ended September 30, 2020. The year-over-year increase in income of $507.0 million is primarily attributable to:

•

Increase in non-cash income of $410.3 million related to fair value changes on the warrant derivative liability associated with the Tranche B Warrants held by CBI. The decrease of $510.8 million in the fair value of the warrant derivative liability (resulting in non-cash income) in the six months ended September 30, 2021 is primarily attributable to a decrease of approximately 57% in our share price from April 1, 2021 to September 30, 2021, further impacted by a shorter expected time to maturity of the warrants. Comparatively, the decrease of $100.5 million in the fair value of the warrant derivative liability in the six months ended September 30, 2020 was primarily attributable to changes during the period in certain of the assumptions used to value the liability, most notably the decrease in the risk-free interest rate and a slight decrease in the price of our common shares, and the shorter time to maturity of the warrants.

•

Increase in non-cash income of $384.8 million related to the non-cash fair value changes on the liability arising from the Acreage Arrangement, from $53.2 million in the six months ended September 30, 2020 to $438.0 million in the six months ended September 30, 2021. The income amount recognized in the six months ended September 30, 2021, associated with a decrease in the liability arising from the Acreage Arrangement, is primarily attributable to a decrease of approximately 57% in our share price from April 1, 2021 to September 30, 2021, relative to a decrease of approximately 32% in Acreage’s share price during that same period. As a result, the model at September 30, 2021 reflects a lower estimated value of the Canopy Growth shares expected to be issued upon a Triggering Event, relative to the estimated value of the Acreage shares expected to be acquired at that time; this resulted in a reduction of the liability amount. Comparatively, the income amount recognized in the six months ended September 30, 2020 was primarily attributable to the implementation of the Acreage Amended Arrangement in September 2020, as described above in “Other income (expense), net” within our discussion of our results of operations for the second quarter of fiscal 2022. Specifically, the Acreage Amended Arrangement included a reset of the exchange ratio and resulted in other changes to potential scenarios and outcomes associated with our arrangement with Acreage that had been considered in prior valuation models, and had resulted in higher liability balances at those times.

•

Change of $113.0 million related to the non-cash fair value changes on the Notes, from an expense amount of $32.3 million in the six months ended September 30, 2020 to an income amount of $80.7 million in the six months ended September 30, 2021. The year-over-year change is primarily due to the decline in our share price in the six months ended September 30, 2021 (57%) relative to the decline in the six months ended September 30, 2020 (1%), and year-over-year changes in credit spreads.

•

Change of $299.1 million related to non-cash fair value changes on our other financial assets, from an income amount of $103.9 million in the six months ended September 30, 2020 to an expense amount of $195.3 million in the six months ended September 30, 2021. The current quarter expense amount is primarily attributable to fair value decreases relating to our investments in the exchangeable shares in the capital of TerrAscend ($113.0 million), and the secured debentures issued by TerrAscend Canada and Arise Bioscience and the TerrAscend Warrants (totaling $76.3 million), driven largely by (i) a decrease of approximately 31% in TerrAscend’s share price in the six months ended September 30, 2021; and (ii) re-assessments of the probability and timing of changes in federal laws in the United States regarding the permissibility of the cultivation, distribution or possession of marijuana in the second quarter of fiscal 2022. Comparatively, in the six months ended September 30, 2020 the income amount was primarily attributable to fair value increases relating to our investments in the TerrAscend exchangeable shares ($67.0 million), and the TerrAscend Canada secured debentures and TerrAscend Warrants (totaling $77.2 million), driven largely by an increase of approximately 136% in TerrAscend’s share price from April 1, 2020 to September 30, 2020.

•

Increase in interest expense of $48.5 million, from $2.7 million in the six months ended September 30, 2020 to $51.2 million in the six months ended September 30, 2021. The year-over-year increase is primarily attributable to the US$750M debt financing that occurred in the fourth quarter of fiscal 2021.

•

Decrease of $43.0 million in non-cash income related to fair value changes on acquisition related contingent consideration. In the six months ended September 30, 2020, we recognized income attributable to changes in our assessment of the probability and timing of ebbu achieving certain scientific milestones associated with its acquisition in fiscal 2019. The acquisition related contingent consideration associated with ebbu was settled by the end of fiscal 2021.

•

Decrease in interest income of $6.4 million, from $11.8 million in the six months ended September 30, 2020 to $5.4 million in the six months ended September 30, 2021. The year-over-year decrease is primarily attributable to the decrease in interest rates and the divestiture of our interest in RIV Capital in the fourth quarter of fiscal 2021.

Income tax recovery

Income tax recovery in the six months ended September 30, 2021 was $0.3 million, compared to an income tax recovery of $2.5 million in the six months ended September 30, 2020. In the six months ended September 30, 2021, the income tax recovery consisted of a deferred income tax recovery of $2.0 million (compared to a recovery of $3.2 million in the six months ended September 30, 2021) and current income tax expense of $1.7 million (compared to an expense of $0.7 million in the six months ended September 30, 2021).

The decrease of $1.2 million in the deferred income tax recovery is primarily a result of current year changes being less than prior year in respect of deferred tax liabilities that arose in connection with the required revaluation of the accounting carrying value, but not the tax basis, of property, plant and equipment, intangible assets, and other financial assets. In connection with certain deferred tax assets, mainly in respect to losses for tax purposes, where the accounting criteria for recognition of an asset has yet to be satisfied and it is not probable that they will be used, the deferred tax asset has not been recognized.

The increase of $1.0 million in the current income tax expense arose primarily in connection with legal entities that generated income for tax purposes that could not be reduced by the group’s tax attributes.

Net Income (Loss)

Net income in the six months ended September 30, 2021 was $373.6 million, as compared to a net loss of $224.9 million in the six months ended September 30, 2020. The year-over-year change from a net loss to net income is primarily attributable to the year-over-year increase in other income (expense), net, and the year-over-year decreases in operating expense and the loss from equity method investments. These changes were partially offset by the year-over-year decrease in our gross margin. These variances are described above.

Adjusted EBITDA (Non-GAAP Measure)

The following table presents Adjusted EBITDA for the six months ended September 30, 2021 and 2020:

	Six months ended September 30,
(in thousands of Canadian dollars)	2021	2020	$ Change	% Change
Net income (loss)	$373,624	$(224,874)	$598,498	266%
Income tax recovery	(307)	(2,486)	2,179	88%
Other (income) expense, net	(776,487)	(269,461)	(507,026)	(188%)
Loss on equity method investments	100	40,180	(40,080)	(100%)
Share-based compensation[1]	29,079	52,669	(23,590)	(45%)
Acquisition-related costs	8,171	4,866	3,305	68%
Depreciation and amortization[1]	53,912	65,805	(11,893)	(18%)
Asset impairment and restructuring costs	81,128	59,157	21,971	37%
Expected credit losses on financial assets and related charges	-	94,745	(94,745)	(100%)
Charges related to the flow-through of inventory step-up on business combinations	4,537	1,494	3,043	204%
Adjusted EBITDA	$(226,243)	$(177,905)	$(48,338)	(27%)

[1] From Statements of Cash Flows.

The Adjusted EBITDA loss in the six months ended September 30, 2021 was $226.2 million, as compared to the Adjusted EBITDA loss of $177.9 million in the six months ended September 30, 2020. The year-over-year increase in the Adjusted EBITDA loss is primarily attributable to the year-over-year decrease in our gross margin, partially offset by the reduction in our total selling, general and administrative expense. These variances are described above.

Part 3 – Financial Liquidity and Capital Resources

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. As of September 30, 2021, we had cash and cash equivalents of $807.6 million and short-term investments of $1.2 billion, which are predominantly invested in liquid securities issued by the United States and Canadian governments. Additionally, we have capacity of $40.0 million under our revolving debt facility with Farm Credit Canada (“FCC”), as well as up to an additional US$500.0 million available under the Credit Facility (as defined below). In evaluating our capital requirements, including the impact, if any, on our business from the COVID-19 pandemic, and our ability to fund the execution of our strategy, we believe we have adequate available liquidity to enable us to meet our working capital and other operating requirements, fund growth initiatives and capital expenditures, settle our liabilities, and repay scheduled principal and interest payments on debt for at least the next twelve months.

Our objective is to generate sufficient cash to fund our operating requirements and expansion plans. While we have incurred net losses on a U.S. GAAP basis and Adjusted EBITDA losses to date, and our cash and cash equivalents have decreased $347.0 million from March 31, 2021 (and, together with short-term investments, decreased $341.3 million from March 31, 2021), as discussed in the “Cash Flows” section below, management anticipates the success and eventual profitability of the business. We have also ensured that we have access to public capital markets through our U.S. and Canadian public stock exchange listings, and in March 2021, we entered into a credit agreement (the “Credit Agreement”) with the lenders and Wilmington Trust, National Association, as administrative agent and collateral agent for the lenders. The Credit Agreement provides for a credit facility (the “Credit Facility”) in the initial aggregate principal amount of US$750.0 million. We continue to review and pursue selected external financing sources to ensure adequate financial resources. These potential sources include, but are not limited to (i) obtaining financing from traditional or non-traditional investment capital organizations; (ii) obtaining funding from the sale of our common shares or other equity or debt instruments; and (iii) obtaining debt financing with lending terms that more closely match our business model and capital needs.

There can be no assurance that we will gain adequate market acceptance for our products or be able to generate sufficient positive cash flow to achieve our business plans. In the six months ended September 30, 2021, our purchases of and deposits on property, plant and equipment totaled $35.7 million, which were funded out of available cash, cash equivalents and short-term investments. We expect to continue funding these purchases with our available cash, cash equivalents and short-term investments. Therefore, we are subject to risks including, but not limited to, our inability to raise additional funds through debt and/or equity financing to support our continued development, including capital expenditure requirements, operating requirements and to meet our liabilities and commitments as they come due.

Cash Flows

	Six months ended September 30,
(in thousands of Canadian dollars)	2021	2020
Net cash (used in) provided by:
Operating activities	$(251,745)	$(280,295)
Investing activities	(46,297)	(568,130)
Financing activities	(46,681)	250,805
Effect of exchange rate changes on cash and cash equivalents	(2,309)	(32,269)
Net decrease in cash and cash equivalents	(347,032)	(629,889)
Cash and cash equivalents, beginning of period	1,154,653	1,303,176
Cash and cash equivalents, end of period	$807,621	$673,287

Operating activities

Cash used in operating activities totaled $251.7 million in the six months ended September 30, 2021, as compared to cash used of $280.3 million in the six months ended September 30, 2020. The decrease in the cash used in operating activities is primarily due to the year-over-year reduction in our working capital spending, particularly related to inventory, and a decrease in our total selling, general and administrative expense. These factors were partially offset by the year-over-year decrease in our gross margin. These variances are described above.

Investing activities

The cash used in investing activities totaled $46.3 million in the six months ended September 30, 2021, as compared to cash used of $568.1 million in the six months ended September 30, 2020. In the six months ended September 30, 2021, purchases of property, plant and equipment were $35.7 million, primarily related to our production infrastructure in the United States and an expansion of our Storz & Bickel facilities. Comparatively, in the six months ended September 30, 2020, we invested $90.2 million in our production infrastructure in Canada and the United States and an expansion of our Storz & Bickel facilities. The year-over-year decrease in our purchases of property, plant and equipment reflects the substantial completion of our infrastructure build-out.

In the six months ended September 30, 2021, we completed the acquisitions of Ace Valley and Supreme Cannabis, with the net cash outflow totaling $9.1 million. In the six months ended September 30, 2020, we did not complete any acquisitions. We did not complete any strategic investments in other financial assets in the six months ended September 30, 2021, while in the six months ended September 30, 2020, we completed strategic investments totaling $124.4 million, including the payment of $49.8 million to Acreage shareholders upon implementation of the Acreage Amended Arrangement, and the loan advance of $67.0 million to Acreage Hempco.

Additional cash inflows during the six months ended September 30, 2021 related to proceeds of $10.3 million from the sale of certain wholly-owned subsidiaries. Additional cash inflows during the six months ended September 30, 2020 related to proceeds of $18.3 million from the sale of a portfolio of patents in Germany.

Net purchases of short-term investments in the six months ended September 30, 2021 were minimal, in the amount of $0.7 million, as compared to net purchases of short-term investments of $367.8 million in the six months ended September 30, 2020. The year-over-year change reflects our investment of the proceeds from CBI exercising their warrants during the six months ended September 30, 2020 (see below) in relatively safe, liquid investments.

Finally, in the six months ended September 30, 2021, other investing activities resulted in a cash outflow of $10.9 million, primarily related to the payment of acquisition-related liabilities. In the six months ended September 30, 2021, other investing activities resulted in a cash inflow of $3.5 million, primarily related to a recovery of amounts related to construction financing partially offset by payments of acquisition-related liabilities.

Financing activities

The cash used in financing activities totaled $46.7 million in the six months ended September 30, 2021, as compared to cash provided of $250.8 million in the six months ended September 30, 2020. In the six months ended September 30, 2021, we made repayments of long-term debt in the amount of $50.0 million, primarily related to the term loan assumed upon the completion of the acquisition of Supreme Cannabis on June 22, 2021. Comparatively, in the six months ended September 30, 2020, we received proceeds of $245.0 million in relation to CBI exercising 18.9 million warrants to purchase our common shares.

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

	Three months ended September 30,		Six months ended September 30,
(in thousands of Canadian dollars)	2021	2020	2021	2020
Net cash used in operating activities	$(85,965)	$(161,749)	$(251,745)	$(280,295)
Purchases of and deposits on property, plant and equipment	(15,379)	(28,648)	(35,658)	(90,195)
Free cash flow[1]	$(101,344)	$(190,397)	$(287,403)	$(370,490)

[1]Free cash flow is a non-GAAP measure, and is calculated as net cash provided by (used in) operating activities, less purchases of and deposits on property, plant and equipment.

Free cash flow in the second quarter of fiscal 2022 was an outflow of $101.3 million, as compared to an outflow of $190.4 million in the second quarter of fiscal 2021. Free cash flow in the six months ended September 30, 2021 was an outflow of $287.4 million, as compared to an outflow of $370.5 million in the six months ended September 30, 2020. The year-over-year decreases in the outflow reflects the decrease in the cash used for operating activities, as described above, and the lower purchases of property, plant and equipment associated with the substantial completion of our infrastructure build-out, with our ongoing investments primarily being made in the United States and in the expansion of our Storz & Bickel facilities.

Debt

Since our formation, we have financed our cash requirements primarily through the issuance of common shares, including the $5.1 billion investment by CBI in the third quarter of fiscal 2019, and debt. Total debt outstanding as of September 30, 2021 was $1.5 billion, as compared to $1.6 billion as of March 31, 2021. The total principal amount owing, which excludes fair value adjustments related to the Notes, was $1.5 billion at September 30, 2021, consistent with March 31, 2021.

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

In addition, on September 9, 2020 Supreme Cannabis issued new senior unsecured non-convertible debentures (the “Accretion Debentures”). The principal amount began at $nil and accretes at a rate of 11.06% per annum based on the remaining principal amount of the Supreme Debentures of $36.5 million to a maximum of $13.5 million, compounding on a semi-annual basis commencing on September 9, 2020, and ending on September 9, 2023. The Accretion Debentures are payable in cash, but do not bear cash interest and are not convertible into Supreme Shares. The principal amount of the Accretion Debentures will amortize, or be paid, at 1.0% per month over the 24 months prior to maturity.

As a result of the arrangement (the “Supreme Arrangement”) we completed with Supreme Cannabis on June 22, 2021 pursuant to which we acquired 100% of the issued and outstanding common shares of Supreme Cannabis (the “Supreme Shares”), the Supreme Debentures remain outstanding as securities of Supreme Cannabis, which, upon conversion will entitle the holder thereof to receive, in lieu of the number of Supreme Shares to which such holder was theretofore entitled, the consideration payable under the Supreme Arrangement that such holder would have been entitled to be issued and receive if, immediately prior to the effective time of the Supreme Arrangement, such holder had been the registered holder of the number of Supreme Shares to which such holder was theretofore entitled.

In connection with the Supreme Arrangement, we, Supreme Cannabis and Computershare Trust Company of Canada (the “Trustee”) entered into a supplemental indenture whereby we agreed to issue common shares upon conversion of any Supreme Debenture. In addition, we may force conversion of the Supreme Debentures outstanding with 30 days’ notice if the daily volume weighted average trading price of our common shares is greater than $38.59 for any 10 consecutive trading days. We, Supreme Cannabis and the Trustee entered into a further supplemental indenture whereby we agreed to guarantee the obligations of Supreme Cannabis pursuant to the Supreme Debentures and Accretion Debentures.

Prior to September 9, 2023, the Supreme Debentures are not redeemable. Beginning on and after September 9, 2023, Supreme Cannabis may from time to time, upon providing 60 days prior written notice to the Trustee, redeem the Convertible Debentures outstanding, provided that the Accretion Debentures have already been redeemed in full.

Other

On August 13, 2019, we entered into a $40.0 million revolving debt facility with FCC. This facility replaced all previous loans with FCC and is secured by our property on Niagara-on-the-Lake, Ontario. The facility bears interest of 3.45%, or the FCC prime rate plus 1.0%, and matures on September 3, 2024. The outstanding balance at September 30, 2021 is $nil.

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

A hypothetical 10% change in the U.S. dollar against the Canadian dollar compared to the exchange rate at September 30, 2021, would affect the carrying value of net assets by approximately $78.3 million, with a corresponding impact to the foreign currency translation account within accumulated other comprehensive income (loss). A hypothetical 10% change in the euro against the Canadian dollar compared to the exchange rate at September 30, 2021, would affect the carrying value of net assets by approximately $14.8 million, with a corresponding impact to the foreign currency translation account within accumulated other comprehensive income (loss).

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

Interest rate risk

Our cash equivalents and short-term investments are held in both fixed-rate and adjustable-rate securities. Investments in fixed-rate instruments carry a degree of interest rate risk. The fair value of fixed-rate securities may be adversely impacted due to a rise in interest rates. Additionally, a falling-rate environment creates reinvestment risk because as securities mature, the proceeds are reinvested at a lower rate, generating less interest income. As at September 30, 2021, our cash and cash equivalents, and short-term investments consisted of $1.5 billion, in interest rate sensitive instruments (March 31, 2021 – $1.9 billion).

Our financial liabilities consist of long-term fixed rate debt and floating-rate debt. Fluctuations in interest rates could impact our cash flows, primarily with respect to the interest payable on floating-rate debt.

	Aggregate Notional Value		Fair Value		Decrease in Fair Value - Hypothetical 1% Rate Increase
	September 30, 2021	March 31, 2021	September 30, 2021	March 31, 2021	September 30, 2021	March 31, 2021
Convertible Notes	$600,000	$600,000	$583,848	$687,414	$(9,210)	$(8,010)
Fixed interest rate debt	41,190	3,872	N/A	N/A	N/A	N/A
Variable interest rate debt	901,565	891,677	N/A	N/A	N/A	N/A

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

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There have been no changes in our “internal control over financial reporting” (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

As previously disclosed in the Annual Report, in November 2019, the Corporation and certain of its current and former officers were named as defendants in three purported class action claims filed in the U.S. District Court (the “Court”); two of these complaints have since been dismissed. The plaintiffs allege that the defendants made false and/or misleading statements and/or failed to disclose material adverse facts, regarding Canopy Growth’s receivables, business, operations and prospects relating to, among other things, the demand for its softgel and oil products. In addition, as previously disclosed, in November 2020, the defendants moved to dismiss the plaintiff’s second amended complaint and on May 6, 2021, U.S. District Court Judge McNulty granted the defendant’s motion to dismiss, without prejudice to the plaintiffs filing a third amended complaint with the Court within 30 days. On June 14, 2021, the plaintiffs filed their third amended complaint. Defendants filed their motion to dismiss the third amended complaint on August 16, 2021. The motion will not be fully briefed until at least November 24, 2021.

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

3.2*	Bylaws of Canopy Growth Corporation.

10.1*	Canopy Growth Corporation Employee Stock Purchase Plan.

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

CANOPY GROWTH CORPORATION

Date: November 8, 2021	By:	/s/ David Klein
David Klein
Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2021	By:	/s/ Michael Lee
Michael Lee
Chief Financial Officer (Principal Financial Officer)