Form 10-Q
period 2021-12-31
Canopy Growth Corp
filed 2022-02-09
CIK 1737927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

As of February 8, 2022, there were 394,170,916 common shares of the registrant issued and outstanding.

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

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(in thousands of Canadian dollars, except number of shares and per share data, unaudited)

	December 31, 2021	March 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$615,146	$1,154,653
Short-term investments	807,884	1,144,563
Restricted short-term investments	12,208	11,332
Amounts receivable, net	100,901	92,435
Inventory	365,750	367,979
Prepaid expenses and other assets	86,267	67,232
Total current assets	1,988,156	2,838,194
Other financial assets	898,497	708,167
Property, plant and equipment	1,080,179	1,074,537
Intangible assets	338,753	308,167
Goodwill	1,988,250	1,889,354
Other assets	15,195	5,061
Total assets	$6,309,030	$6,823,480

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$67,837	$67,262
Other accrued expenses and liabilities	76,007	100,813
Current portion of long-term debt	15,702	9,827
Other liabilities	79,700	106,428
Total current liabilities	239,246	284,330
Long-term debt	1,494,665	1,573,136
Deferred income tax liabilities	27,366	21,379
Liability arising from Acreage Arrangement	103,000	600,000
Warrant derivative liability	37,491	615,575
Other liabilities	195,618	107,240
Total liabilities	2,097,386	3,201,660
Commitments and contingencies
Redeemable noncontrolling interest	68,700	135,300
Canopy Growth Corporation shareholders' equity:
Common shares - $nil par value; Authorized - unlimited number of shares; Issued - 394,157,998 shares and 382,875,179 shares, respectively	7,478,834	7,168,557
Additional paid-in capital	2,482,372	2,415,650
Accumulated other comprehensive loss	(26,727)	(34,240)
Deficit	(5,795,721)	(6,068,156)
Total Canopy Growth Corporation shareholders' equity	4,138,758	3,481,811
Noncontrolling interests	4,186	4,709
Total shareholders' equity	4,142,944	3,486,520
Total liabilities and shareholders' equity	$6,309,030	$6,823,480

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in thousands of Canadian dollars, except number of shares and per share data, unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2021	2020	2021	2020
Revenue	$155,024	$169,907	$456,095	$439,823
Excise taxes	14,052	17,379	47,540	41,613
Net revenue	140,972	152,528	408,555	398,210
Cost of goods sold	130,882	127,943	442,367	341,050
Gross margin	10,090	24,585	(33,812)	57,160
Operating expenses
Selling, general and administrative expenses	116,835	144,078	355,165	426,723
Share-based compensation	6,777	19,963	35,856	72,632
Expected credit losses on financial assets and related charges	-	13,735	-	108,480
Asset impairment and restructuring costs	36,439	400,422	128,198	459,579
Total operating expenses	160,051	578,198	519,219	1,067,414
Operating loss	(149,961)	(553,613)	(553,031)	(1,010,254)
Loss from equity method investments	-	(671)	(100)	(40,851)
Other income (expense), net	34,282	(290,567)	810,769	(21,106)
(Loss) income before income taxes	(115,679)	(844,851)	257,638	(1,072,211)
Income tax recovery	183	15,600	490	18,086
Net (loss) income	(115,496)	(829,251)	258,128	(1,054,125)
Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interest	(6,571)	75,129	(14,307)	(9,183)
Net (loss) income attributable to Canopy Growth Corporation	$(108,925)	$(904,380)	$272,435	$(1,044,942)

Basic (loss) earnings per share	$(0.28)	$(2.43)	$0.70	$(2.83)
Basic weighted average common shares outstanding	393,818,282	372,908,767	390,423,083	369,418,037

Diluted (loss) earnings per share	$(0.28)	$(2.43)	$0.43	$(2.83)
Diluted weighted average common shares outstanding	393,818,282	372,908,767	410,986,802	369,418,037

Comprehensive income (loss):
Net (loss) income	$(115,496)	$(829,251)	$258,128	$(1,054,125)
Other comprehensive income (loss), net of income tax effect
Fair value changes of own credit risk of financial liabilities	16,200	(30,090)	26,280	(82,560)
Foreign currency translation	(15,479)	(45,809)	(18,767)	(110,932)
Total other comprehensive income (loss), net of income tax effect	721	(75,899)	7,513	(193,492)
Comprehensive income (loss)	(114,775)	(905,150)	265,641	(1,247,617)
Comprehensive income (loss) attributable to noncontrolling interests and redeemable noncontrolling interest	(6,571)	75,129	(14,307)	(9,183)
Comprehensive income (loss) attributable to Canopy Growth Corporation	$(108,204)	$(980,279)	$279,948	$(1,238,434)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of Canadian dollars, unaudited)

		Additional paid-in capital				Accumulated
	Common shares	Share-based reserve	Warrants	Ownership changes	Redeemable noncontrolling interest	other comprehensive income (loss)	Deficit	Noncontrolling interests	Total
Balance at March 31, 2021	$7,168,557	$480,786	$2,568,438	$(512,340)	$(121,234)	$(34,240)	$(6,068,156)	$4,709	$3,486,520
Other issuances of common shares and warrants	296,574	(30,126)	-	-	-	-	-	-	266,448
Replacement equity instruments from the acquisition of Supreme Cannabis	-	5,566	13,350	-	-	-	-	-	18,916
Exercise of Omnibus Plan stock options	8,690	(3,235)	-	-	-	-	-	-	5,455
Share-based compensation	-	35,172	-	-	-	-	-	-	35,172
Issuance and vesting of restricted share units	5,013	(5,013)	-	-	-	-	-	-	-
Changes in redeemable noncontrolling interest	-	-	-	-	53,500	-	-	13,100	66,600
Ownership changes relating to noncontrolling interests	-	-	-	-	-	-	-	684	684
Redemption of redeemable noncontrolling interest	-	-	-	2,617	(5,109)	-	-	-	(2,492)
Comprehensive income (loss)	-	-	-	-	-	7,513	272,435	(14,307)	265,641
Balance at December 31, 2021	$7,478,834	$483,150	$2,581,788	$(509,723)	$(72,843)	$(26,727)	$(5,795,721)	$4,186	$4,142,944

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of Canadian dollars, unaudited)

		Additional paid-in capital				Accumulated
	Common shares	Share-based reserve	Warrants	Ownership changes	Redeemable noncontrolling interest	other comprehensive income (loss)	Deficit	Noncontrolling interests	Total
Balance at March 31, 2020	$6,373,544	$517,741	$2,638,951	$(501,403)	$(40,134)	$220,899	$(4,323,236)	$221,758	$5,108,120
Other issuances of common shares and warrants	35,666	(27,721)	-	-	-	-	-	-	7,945
Exercise of warrants	315,256	-	(70,266)	-	-	-	-	-	244,990
Exercise of Omnibus Plan stock options	61,167	(23,168)	-	-	-	-	-	-	37,999
Share-based compensation	-	69,243	-	-	-	-	-	-	69,243
Issuance and vesting of restricted share units	2,092	(2,092)	-	-	-	-	-	-	-
Changes in redeemable noncontrolling interest	-	-	-	-	(51,230)	-	-	9,880	(41,350)
Ownership changes relating to noncontrolling interests	-	-	-	(243)	-	-	-	5,335	5,092
Comprehensive income (loss)	-	-	-	-	-	(193,492)	(1,044,942)	(9,183)	(1,247,617)
Balance at December 31, 2020	$6,787,725	$534,003	$2,568,685	$(501,646)	$(91,364)	$27,407	$(5,368,178)	$227,790	$4,184,422

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of Canadian dollars, unaudited)

	Nine months ended December 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$258,128	$(1,054,125)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property, plant and equipment	56,467	54,625
Amortization of intangible assets	27,462	43,565
Share of loss on equity method investments	100	40,851
Share-based compensation	35,856	72,632
Asset impairment and restructuring costs	113,250	422,610
Expected credit losses on financial assets and related charges	-	108,480
Income tax recovery	(490)	(18,086)
Non-cash fair value adjustments	(893,024)	26,060
Change in operating assets and liabilities, net of effects from purchases of businesses:
Amounts receivable	4,083	(12,507)
Prepaid expenses and other assets	6,702	(4,353)
Inventory	28,818	(2,937)
Accounts payable and accrued liabilities	(30,764)	13,094
Other, including non-cash foreign currency	(25,713)	(57,808)
Net cash used in operating activities	(419,125)	(367,899)
Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(36,620)	(137,977)
Purchases of intangible assets	(4,564)	(7,238)
Proceeds on sale of property, plant and equipment	25,660	30,921
Proceeds on sale of intangible assets	-	18,337
(Purchases) redemption of short-term investments	340,218	(83,612)
Net cash proceeds on sale of subsidiaries	10,324	-
Sale of equity method investments	-	7,000
Investment in other financial assets	(374,414)	(34,236)
Investment in Acreage Arrangement	-	(49,849)
Loan advanced to Acreage Hempco	-	(66,995)
Net cash outflow on acquisition of subsidiaries	(14,947)	-
Other investing activities	(16,759)	(5,269)
Net cash used in investing activities	(71,102)	(328,918)
Cash flows from financing activities:
Proceeds from issuance of common shares and warrants	1,460	-
Proceeds from exercise of stock options	5,455	37,999
Proceeds from exercise of warrants	-	244,990
Repayment of long-term debt	(50,217)	(13,271)
Other financing activities	(3,036)	(578)
Net cash (used in) provided by financing activities	(46,338)	269,140
Effect of exchange rate changes on cash and cash equivalents	(2,942)	(50,539)
Net decrease in cash and cash equivalents	(539,507)	(478,216)
Cash and cash equivalents, beginning of period	1,154,653	1,303,176
Cash and cash equivalents, end of period	$615,146	$824,960

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of Canadian dollars, unaudited)

	Nine months ended December 31,
	2021	2020
Supplemental disclosure of cash flow information
Cash received during the period:
Income taxes	$993	$4,176
Interest	$10,844	$19,078
Cash paid during the period:
Income taxes	$2,641	$20,376
Interest	$83,968	$12,886
Noncash investing and financing activities
Additions to property, plant and equipment	$(5,145)	$16,220

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

3.  ASSET IMPAIRMENT AND RESTRUCTURING COSTS

In the three months ended June 30, 2021, the Company recorded charges related to operational changes resulting from the continuing strategic review of its business as a result of recent acquisition activities, which resulted in the closure of its Niagara-on-the-Lake, Ontario and Langley, British Columbia facilities. Additionally, the Company recognized costs associated with the closure of previously-identified Canadian production facilities in December 2020.

In the three months ended September 30, 2021, the Company recognized incremental costs associated with the closure of certain of its Canadian production facilities in December 2020.

In the three months ended December 31, 2021, the Company recorded charges primarily associated with adjustments related to changes in the estimated fair value of certain of the Company’s Canadian sites that were closed in December 2020.

As a result, in the three and nine months ended December 31, 2021, the Company recognized asset impairment and restructuring costs of $36,439 and $128,198, respectively, primarily representing the difference between the net book value of the associated long-lived assets and their estimated fair value.

4.  CASH AND CASH EQUIVALENTS

The components of cash and cash equivalents are as follows:

	December 31,	March 31,
	2021	2021
Cash	$421,675	$436,588
Cash equivalents	193,471	718,065
	$615,146	$1,154,653

5.  SHORT-TERM INVESTMENTS

The components of short-term investments are as follows:

	December 31,	March 31,
	2021	2021
Term deposits	$354,745	$463,824
Asset-backed securities	63,197	16,342
Government securities	21,026	136,620
Commercial paper and other	368,916	527,777
	$807,884	$1,144,563

The amortized cost of short-term investments at December 31, 2021 is $809,722 (March 31, 2021 – $1,145,364).

6.  AMOUNTS RECEIVABLE, NET

The components of amounts receivable, net are as follows:

	December 31,	March 31,
	2021	2021
Accounts receivable, net	$82,554	$67,106
Indirect taxes receivable	6,553	8,281
Interest receivable	5,372	5,140
Other receivables	6,422	11,908
	$100,901	$92,435

Included in the accounts receivable, net balance at December 31, 2021 is an allowance for doubtful accounts of $2,037 (March 31, 2021 – $1,411).

7.  INVENTORY

The components of inventory are as follows:

	December 31,	March 31,
	2021	2021
Raw materials, packaging supplies and consumables	$55,741	$55,554
Work in progress	166,425	223,652
Finished goods	143,584	88,773
	$365,750	$367,979

In the three and nine months ended December 31, 2021, the Company recorded write-downs related to inventory in cost of goods sold of $11,811 and $104,662 (three and nine months ended December 31, 2020 – $23,836 and $48,167).

8.  PREPAID EXPENSES AND OTHER ASSETS

The components of prepaid expenses and other assets are as follows:

	December 31,	March 31,
	2021	2021
Prepaid expenses	$31,292	$28,349
Deposits	19,200	18,316
Prepaid inventory	1,244	1,496
Other assets	34,531	19,071
	$86,267	$67,232

9.  OTHER FINANCIAL ASSETS

The following table outlines changes in other financial assets. Additional details on how the fair value of significant investments is calculated are included in Note 21.

					Foreign		Exercise of
		Balance at			currency		options /	Balance at
		March 31,		Fair value	translation	Interest	disposal	December 31,
Entity	Instrument	2021	Additions	changes	adjustments	income	of shares	2021
TerrAscend Exchangeable Shares	Exchangeable shares	$385,000	$-	$(166,000)	$-	$-	$-	$219,000
TerrAscend Canada - October 2019	Term loan / debenture	10,240	-	750	-	-	-	10,990
TerrAscend Canada - March 2020	Term loan / debenture	56,330	-	550	-	-	-	56,880
Arise Bioscience	Term loan / debenture	13,077	-	921	105	-	-	14,103
TerrAscend - October 2019	Warrants	17,250	-	(10,770)	-	-	-	6,480
TerrAscend - March 2020	Warrants	152,910	-	(73,830)	-	-	-	79,080
TerrAscend - December 2020	Warrants	13,240	-	(6,920)	-	-	-	6,320
TerrAscend	Option	10,600	-	(4,600)	-	-	-	6,000
Wana	Option	-	442,227	-	9,472	-	-	451,699
Acreage Hempco[1]	Debenture	27,448	-	4,023	197	(3,867)	-	27,801
Other - at fair value through net income (loss)	Various	14,887	6,457	(8,070)	(138)	-	(92)	13,044
Other - classified as held for investment	Loan receivable	7,185	-	-	-	-	(85)	7,100
		$708,167	$448,684	$(263,946)	$9,636	$(3,867)	$(177)	$898,497

1 See Note 27 for information regarding Acreage Hempco.

Wana

On October 14, 2021, the Company and Mountain High Products, LLC, Wana Wellness, LLC and The Cima Group, LLC (collectively, “Wana” and each, a “Wana Entity”) entered into definitive agreements (the “Wana Agreements”) providing the Company with the right, upon the occurrence or waiver (at the Company’s discretion) of changes in U.S. federal law to permit the general cultivation, distribution, and possession of marijuana, or to remove the regulation of such activities from the federal laws of the United States (the “Triggering Event”), to acquire 100% of the outstanding membership interests of Wana. Wana manufactures and sells gummies in the U.S. state of Colorado and licenses its intellectual property to partners, who manufacture, distribute, and sell Wana-branded gummies across the United States.

The Wana Agreements are structured as three separate option agreements whereby the Company has a call option (the “Call Option”) to acquire 100% of the membership interests in each Wana Entity. As consideration for entering into the Wana Agreements, the Company made an upfront cash payment (the “Upfront Payment”) in the aggregate amount of $368,067 (US$297,500). Upon the Company’s exercise of its right to acquire Wana, the Company will make payments equal to 15% of the fair market value of Wana at the time the options are exercised (the “Call Option Payments”). As additional consideration for the right to acquire Wana, the Company expects to make additional deferred payments (the “Deferred Payments”) in respect of Wana as of the 2.5- and 5-year anniversary of the Upfront Payment, computed based on a pre-determined contractual formula as follows:

•

Deferred Payment 1: 25% of the amount computed as the estimated fair value of Wana at the 2.5-year anniversary, less (i) the Upfront Payment, (ii) Wana debt, and (iii) certain other deductions; plus Wana cash, all at the 2.5-year anniversary.

•

Deferred Payment 2: 25% of the amount computed as the estimated fair value of Wana at the 5-year anniversary, less (i) the greater of (a) the Upfront Payment and (b) the estimated fair value of Wana at the 2.5-year anniversary, (ii) Wana debt, and (iii) certain other deductions, all at the 5-year anniversary; plus the difference in Wana cash between the 5-year and 2.5-year anniversaries.

Payment of the Deferred Payments is not contingent upon the occurrence or waiver (at the Company’s discretion) of the Triggering Event or the exercise of the Call Option. At the Company’s option, the Call Option Payments and the Deferred Payments may be satisfied in cash, common shares or a combination thereof at the Company’s sole discretion.

Until such time as the Company exercises its right to acquire Wana, the Company will have no economic or voting interest in Wana, the Company will not control Wana, and the Company and Wana will continue to operate independently.

Upon initial recognition, the Company estimated the fair value of the Wana financial instrument to be $442,227, consisting of (i) the Upfront Payment as noted above; and (ii) the present value of the estimated Deferred Payments, totaling $74,160 (see Note 15). The Wana financial instrument, in effect, represents an option to purchase 100% of Wana for a payment equal to 15% of Wana’s fair market value at the time the option is exercised.

There was no change in the estimated fair value of the Wana financial instrument from initial recognition to December 31, 2021. Any subsequent changes in estimated fair value will be recognized in net income (loss). See Note 21 for additional details on how the fair value of the Wana financial instrument is calculated on a recurring basis.

10.  PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment are as follows:

	December 31,	March 31,
	2021	2021
Buildings and greenhouses	$820,863	$651,166
Production and warehouse equipment	204,790	216,925
Leasehold improvements	86,307	106,837
Office and lab equipment	32,093	30,546
Land	23,410	34,747
Computer equipment	23,097	26,431
Right-of-use-assets
Buildings and greenhouses	99,355	100,517
Production and warehouse equipment	182	530
Assets in process	25,496	129,428
	1,315,593	1,297,127
Less: Accumulated depreciation	(235,414)	(222,590)
	$1,080,179	$1,074,537

Depreciation expense included in cost of goods sold for the three and nine months ended December 31, 2021 is $13,813 and $38,663, respectively (three and nine months ended December 31, 2020 – $10,955 and $40,190, respectively). Depreciation expense included in selling, general and administrative expenses for the three and nine months ended December 31, 2021 is $5,546 and $17,804, respectively (three and nine months ended December 31, 2020 – $7,297 and $14,435, respectively).

11.  INTANGIBLE ASSETS

The components of intangible assets are as follows:

	December 31, 2021		March 31, 2021
	Gross	Net	Gross	Net
	Carrying	Carrying	Carrying	Carrying
	Amount	Amount	Amount	Amount
Finite lived intangible assets
Intellectual property	$209,650	$157,206	$212,100	$168,655
Distribution channel	76,963	29,568	73,756	35,176
Software and domain names	30,517	13,855	27,836	18,149
Brands	21,675	8,143	21,812	8,894
Operating licenses	12,400	11,472	-	-
Amortizable intangibles in process	3,729	3,729	1,952	1,952
Total	$354,934	$223,973	$337,456	$232,826

Indefinite lived intangible assets
Acquired brands		$104,780		$67,341
Operating licenses		10,000		8,000
Total intangible assets		$338,753		$308,167

Amortization expense included in cost of goods sold for the three and nine months ended December 31, 2021 is $19 and $62, respectively (three and nine months ended December 31, 2020 – $99 and $62, respectively). Amortization expense included in selling, general and administrative expenses for the three and nine months ended December 31, 2021 is $10,639 and $27,400, respectively (three and nine months ended December 31, 2020 – $14,034 and $43,503, respectively).

12.  GOODWILL

The changes in the carrying amount of goodwill are as follows:

Balance, March 31, 2020	$1,954,471
Foreign currency translation adjustments	(65,117)
Balance, March 31, 2021	$1,889,354
Purchase accounting allocations	112,939
Disposal of consolidated entities	(5,245)
Foreign currency translation adjustments	(8,798)
Balance, December 31, 2021	$1,988,250

13.  OTHER ACCRUED EXPENSES AND LIABILITIES

The components of other accrued expenses and liabilities are as follows:

	December 31,	March 31,
	2021	2021
Employee compensation	$22,559	$47,237
Taxes and government fees	7,684	13,550
Professional fees	7,319	11,544
Other	38,445	28,482
	$76,007	$100,813

14.  DEBT

The components of debt are as follows:

		December 31,	March 31,
	Maturity Date	2021	2021
Convertible senior notes at 4.25% interest with semi-annual interest payments	July 15, 2023
Principal amount		$600,000	$600,000
Accrued interest		12,042	5,664
Non-credit risk fair value adjustment		9,240	109,710
Credit risk fair value adjustment		(54,240)	(27,960)
		567,042	687,414
Convertible debentures	September 10, 2025	31,689	-
Accretion debentures	September 10, 2025	7,478	-
Credit facility	March 18, 2026	901,003	891,677
Other revolving debt facility, loan, and financings		3,155	3,872
		1,510,367	1,582,963
Less: current portion		(15,702)	(9,827)
Long-term portion		$1,494,665	$1,573,136

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

Convertible Notes

On June 20, 2018, the Company issued convertible senior notes (the “Notes”) with an aggregate principal amount of $600,000. The Notes bear interest at a rate of 4.25% per annum, payable semi-annually on January 15th and July 15th of each year commencing from January 15, 2019. The Notes will mature on July 15, 2023. The Notes are subordinated in right of payment to any existing and future senior indebtedness, including any indebtedness under the revolving debt facility with FCC (as defined below). The Notes will rank senior in right of payment to any future subordinated borrowings. The Notes are effectively junior to any secured indebtedness and the Notes are structurally subordinated to all indebtedness and other liabilities of the Company’s subsidiaries.

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

Prior to July 20, 2021, the Company could not redeem the Notes except in the event of certain changes in Canadian tax law. On or after July 20, 2021, the Company could redeem for cash, subject to certain conditions, any or all of the Notes, at its option, if the last reported sales price of the Company’s common shares for at least 20 trading days during any 30 consecutive trading day period ending within 5 trading days immediately preceding the date on which the Company provides notice of redemption exceeds 130% of the conversion price on each applicable trading day. The Company may also redeem the Notes, if certain tax laws related to Canadian withholding tax change subject to certain further conditions. The redemption of Notes in either case shall be at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

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

The overall change in fair value of the Notes during the three and nine months ended December 31, 2021, was a decrease of $16,806 and $120,372, respectively (three and nine months ended December 31, 2020, an increase of $105,588 and $177,588, respectively), which included contractual interest of $6,444 and $19,128 (three and nine months ended December 31, 2020, interest of $6,588 and $19,338, respectively). Refer to Note 21 for additional details on how the fair value of the Notes is calculated.

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

Other revolving debt facility, loans, and financings

On August 13, 2019, the Company, through its wholly owned subsidiary, Tweed Inc., entered into a $40,000 revolving debt facility with Farm Credit Canada (“FCC”). The new facility replaces the previous loans with FCC and is secured by the Company’s property in Niagara-on-the-Lake. The extinguishment of $4,912 in previous FCC debt resulted in no gain or loss.

The current outstanding balance of the FCC debt facility is $nil (March 31, 2021 – $nil) with an interest rate of 3.45%, or FCC prime rate plus 1.0%. The facility expires on September 3, 2024.

The revolving debt facility with FCC is secured by a first charge on the properties in Niagara-on-the-Lake, Ontario, a corporate guarantee from the Company, and a general corporate security agreement.

15.  OTHER LIABILITIES

The components of other liabilities are as follows:

	As at December 31, 2021			As at March 31, 2021
	Current	Long-term	Total	Current	Long-term	Total
Lease liabilities	$38,684	$104,300	$142,984	$42,061	$94,164	$136,225
Acquisition consideration and other investment related liabilities	4,078	83,681	87,759	16,577	7,808	24,385
Refund liability	6,046	-	6,046	6,441	-	6,441
Settlement liabilities and other	30,892	7,637	38,529	41,349	5,268	46,617
	$79,700	$195,618	$275,318	$106,428	$107,240	$213,668

On October 14, 2021, upon entering into the Wana Agreements, the Company recognized the present value of the estimated Deferred Payments associated with the Wana financial instrument within acquisition consideration and other investment related liabilities, in the amount of $74,160 (see Note 9).

16.  REDEEMABLE NONCONTROLLING INTEREST

The net changes in the redeemable noncontrolling interests are as follows:

	Vert Mirabel	BioSteel	Total
As at March 31, 2021	$11,500	$123,800	$135,300
Net loss attributable to redeemable noncontrolling interest	(2,401)	(10,699)	(13,100)
Adjustments to redemption amount	2,401	(50,792)	(48,391)
Redemption of redeemable noncontrolling interest	-	(5,109)	(5,109)
As at December 31, 2021	$11,500	$57,200	$68,700

	Vert Mirabel	BioSteel	Total
As at March 31, 2020	$20,250	$49,500	$69,750
Net loss attributable to redeemable noncontrolling interest	(5,593)	(4,287)	(9,880)
Adjustments to redemption amount	5,543	45,687	51,230
As at December 31, 2020	$20,200	$90,900	$111,100

17.  SHARE CAPITAL

CANOPY GROWTH

Authorized

An unlimited number of common shares.

(i) Equity financings

There were no equity financings during the nine months ended December 31, 2021 (nine months ended December 31, 2020 - none).

(ii) Other issuances of common shares

During the nine months ended December 31, 2021, the Company issued the following shares, net of share issuance costs, as a result of business combinations, milestones being met, and other equity-settled transactions:

	Number of shares	Share capital	Share based reserve
Acquisition of Supreme Cannabis	9,013,400	$260,668	$-
Completion of acquisition milestones	1,295,285	29,276	(29,721)
Other issuances	351,252	6,630	(405)
Total	10,659,937	$296,574	$(30,126)

During the nine months ended December 31, 2020, the Company issued the following shares, net of share issuance costs, as a result of business combinations, milestones being met, and other equity-settled transactions:

	Number of shares	Share capital	Share based reserve
Completion of acquisition milestones	1,149,086	$21,531	$(13,009)
Other issuances	412,417	14,135	(14,712)
Total	1,561,503	$35,666	$(27,721)

(iii) Warrants

	Number of whole warrants	Average exercise price	Warrant value
Balance outstanding at March 31, 2021[1]	127,073,136	$58.33	$2,568,438
Supreme Cannabis warrants	1,265,742	25.61	13,350
Expiry of warrants	(145,831)	32.61	-
Balance outstanding at December 31, 2021[1]	128,193,047	$58.04	$2,581,788

1 This balance excludes the Tranche C Warrants (as defined below), which represent a derivative liability and have nominal value. See Note 27.

	Number of whole warrants	Average exercise price	Warrant value
Balance outstanding at March 31, 2020[1]	146,299,443	$52.44	$2,638,951
Exercise of warrants	(18,876,901)	12.98	(70,266)
Expiry of warrants	(343,380)	41.49	-
Balance outstanding at December 31, 2020[1]	127,079,162	$58.30	$2,568,685

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

The maximum number of common shares reserved for Awards is 39,415,800 at December 31, 2021. As of December 31, 2021, the only Awards issued have been Options, RSUs and PSUs under the Omnibus Plan.

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

Under the Company’s Employee Share Purchase Plan (the “Purchase Plan”) the aggregate number of common shares that may be issued is 600,000, and the maximum number of common shares which may be issued in any one fiscal year shall not exceed 300,000. For the three and nine months ended December 31, 2021, 61,103 common shares were issued under the Purchase Plan.

The following is a summary of the changes in the Options outstanding during the nine months ended December 31, 2021:

	Options issued	Weighted average exercise price
Balance outstanding at March 31, 2021	17,704,311	$36.79
Options granted	2,528,021	17.42
Replacement options issued as a result of the acquisition of Supreme Cannabis	140,159	80.53
Options exercised	(421,476)	12.65
Options forfeited	(2,213,825)	39.70
Balance outstanding at December 31, 2021	17,737,190	$34.17

The following is a summary of the Options as at December 31, 2021:

	Options Outstanding		Options Exercisable
		Weighted Average		Weighted Average
		Remaining		Remaining
	Outstanding at	Contractual Life	Exercisable at	Contractual Life
Range of Exercise Prices	December 31, 2021	(years)	December 31, 2021	(years)
$0.06 - $24.62	3,789,682	4.31	1,263,512	2.14
$24.63 - $33.53	4,153,283	3.49	2,331,110	2.89
$33.54 - $36.80	3,229,461	2.51	3,229,461	2.51
$36.81 - $42.84	2,857,506	3.19	2,622,583	2.87
$42.85 - $171.54	3,707,258	3.13	2,921,964	3.06
	17,737,190	3.36	12,368,630	2.75

At December 31, 2021, the weighted average exercise price of Options outstanding and Options exercisable was $34.17 and $38.05, respectively (March 31, 2021 – $36.79 and $36.97, respectively).

The Company recorded $3,696 and $22,038, respectively, in share-based compensation expense related to Options and Purchase Plan shares issued to employees and contractors for the three and nine months ended December 31, 2021 (three and nine months ended December 31, 2020 – $16,663 and $54,516, respectively). The share-based compensation expense for the nine months ended December 31, 2021 includes an amount related to 1,559,413 Options being provided in exchange for services which are subject to performance conditions (for the nine months ended December 31, 2020 – 2,112,745).

The Company issued replacement options to employees in relation to the acquisition of Supreme Cannabis (Note 26) and during the three and nine months ended December 31, 2021, recorded share-based compensation expense of $nil and $823, respectively.

The Company uses the Black-Scholes option pricing model to establish the fair value of Options granted during the three months ended December 31, 2021 and 2020, on their measurement date by applying the following assumptions:

	December 31,	December 31,
	2021	2020
Risk-free interest rate	1.21%	0.49%
Expected life of options (years)	3 - 5	5 - 7
Expected volatility	75%	73%
Expected forfeiture rate	18%	17%
Expected dividend yield	nil	nil
Black-Scholes value of each option	$7.55	$23.53

Volatility was estimated by using the historical volatility of the Company. The expected life in years represents the period of time that Options granted are expected to be outstanding. The risk-free rate was based on zero coupon Canada government bonds with a remaining term equal to the expected life of the Options.

During the nine months ended December 31, 2021, 421,476 Options were exercised ranging in price from $0.06 to $36.34 for gross proceeds of $5,455 (for the nine months ended December 31, 2020 – 3,176,977 Options were exercised ranging in price from $0.06 to $36.34 for gross proceeds of $37,999).

For the three and nine months ended December 31, 2021, the Company recorded $1,950 and $7,935, respectively, in share-based compensation expense related to RSUs and PSUs (for the three and nine months ended December 31, 2020 – $2,685 and $8,870, respectively). The following is a summary of the changes in the Company’s RSUs and PSUs during the nine months ended December 31, 2021:

Number of RSUs and PSUs
Balance outstanding at March 31, 2021	753,310
RSUs and PSUs granted	564,150
RSUs and PSUs released	(197,316)
RSUs and PSUs cancelled and forfeited	(201,000)
Balance outstanding at December 31, 2021	919,144

During the three and nine months ended December 31, 2021, the Company recorded $971 and $4,376, respectively, in share-based compensation expense (recovery) related to acquisition milestones (for the three and nine months ended December 31, 2020 – $(21) and $5,857, respectively).

During the three and nine months ended December 31, 2021, 419,884 and 1,295,285, common shares, respectively, were released on completion of acquisition milestones (during the three and nine months ended December 31, 2020 – nil and 1,149,086, respectively). At December 31, 2021, there were up to 256,057 common shares to be issued on the completion of acquisition and asset purchase milestones. In certain cases, the number of common shares to be issued is based on the volume weighted average share price at the time the milestones are met. The number of common shares has been estimated assuming the milestones were met at December 31, 2021. The number of common shares excludes common shares that are to be issued on July 4, 2023 to the previous shareholders of Spectrum Colombia S.A.S. and Canindica Capital Ltd. based on the fair market value of the Company’s Latin American business on that date.

BioSteel share-based payments

On October 1, 2019, the Company purchased 72% of the outstanding shares of BioSteel Sports Nutrition Inc. (“BioSteel”). BioSteel has a stock option plan under which non-transferable options to purchase common shares of BioSteel may be granted to directors, officers, employees, or independent contractors of the BioSteel. As at December 31, 2021, BioSteel had 1,545,300 (March 31, 2021 – 1,581,000) options outstanding which vest in equal tranches over a 5-year period. In determining the amount of share-based compensation related to these options, BioSteel used the Black-Scholes option pricing model to establish the fair value of options on their measurement date. The Company recorded $160 and $684 of share-based compensation expense related to the BioSteel options during the three and nine months ended December 31, 2021, respectively, with a corresponding increase in noncontrolling interest (three and nine months ended December 31, 2020 – $256 and $918, respectively).

RIV Capital Inc. (“RIV Capital”) share-based payments

For the three and nine months ended December 31, 2020, the Company recorded $381 and $2,471, respectively, in share-based compensation expense related to its former subsidiary, RIV Capital. The Company disposed of its investment in RIV Capital on February 23, 2021.

19.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income includes the following components:

	Foreign currency translation adjustments	Changes of own credit risk of financial liabilities	Accumulated other comprehensive income (loss)
As at March 31, 2021	$(28,246)	$(5,994)	$(34,240)
Other comprehensive income (loss)	(18,767)	26,280	7,513
As at December 31, 2021	$(47,013)	$20,286	$(26,727)

	Foreign currency translation adjustments	Changes of own credit risk of financial liabilities	Accumulated other comprehensive income (loss)
As at March 31, 2020	$126,723	$94,176	$220,899
Other comprehensive loss	(110,932)	(82,560)	(193,492)
As at December 31, 2020	$15,791	$11,616	$27,407

20.  NONCONTROLLING INTERESTS

The net change in the noncontrolling interests is as follows:

	Vert Mirabel	BioSteel	Other non- material interests	Total
As at March 31, 2021	$-	$1,658	$3,051	$4,709
Comprehensive loss	(2,401)	(10,699)	(1,207)	(14,307)
Net loss attributable to redeemable noncontrolling interest	2,401	10,699	-	13,100
Share-based compensation	-	684	-	684
As at December 31, 2021	$-	$2,342	$1,844	$4,186

	Canopy Rivers	Vert Mirabel	BioSteel	Other non- material interests	Total
As at March 31, 2020	$211,086	$7,132	$489	$3,051	$221,758
Comprehensive loss	4,060	(8,956)	(4,287)	-	(9,183)
Net loss attributable to redeemable noncontrolling interest	-	5,593	4,287	-	9,880
Share-based compensation	2,471	-	918	-	3,389
Ownership changes	1,521	175	-	-	1,696
Warrants	250	-	-	-	250
As at December 31, 2020	$219,388	$3,944	$1,407	$3,051	$227,790

21.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value measurements are made using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value:

•	Level 1 – defined as observable inputs such as quoted prices in active markets;
•	Level 2 – defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
•	Level 3 – defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

The following table represents our financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair value measurement using
	Quoted prices	Significant
	prices in	other	Significant
	active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2021
Assets:
Short-term investments	$807,884	$-	$-	$807,884
Restricted short-term investments	12,208	-	-	12,208
Other financial assets	554	-	890,843	891,397
Liabilities:
Convertible senior notes	-	567,042	-	567,042
Liability arising from Acreage Arrangement	-	-	103,000	103,000
Warrant derivative liability	-	-	37,491	37,491

March 31, 2021
Assets:
Short-term investments	$1,144,563	$-	$-	$1,144,563
Restricted short-term investments	11,332	-	-	11,332
Other financial assets	254	-	700,728	700,982
Liabilities:
Convertible senior notes	-	687,414	-	687,414
Liability arising from Acreage Arrangement	-	-	600,000	600,000
Warrant derivative liability	-	-	615,575	615,575

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

The following table summarizes the valuation techniques and significant unobservable inputs in the fair value measurement of significant level 3 financial instruments:

Financial asset / financial liability	Valuation techniques	Significant unobservable inputs	Relationship of unobservable inputs to fair value
Acreage financial instrument	Probability weighted expected return model	Probability of each scenario	Change in probability of occurrence in each scenario will result in a change in fair value
		Number of common shares to be issued	Increase or decrease in value and number of common shares will result in a decrease or increase in fair value
		Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
		Estimated premium on US legalization	Increase or decrease in estimated premium on US legalization will result in an increase or decrease in fair value
		Control premium	Increase or decrease in estimated control premium will result in an increase or decrease in fair value
		Market access premium	Increase or decrease in estimated market access premium will result in an increase or decrease in fair value
TerrAscend Exchangeable Shares, TerrAscend Option	Put option pricing model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
Hempco Debenture	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
TerrAscend warrants - October 2019, March 2020	Black-Sholes option pricing model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
TerrAscend warrants - December 2020	Monte Carlo simulation model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
Arise Bioscience term loan, TerrAscend Canada term loan -	Discounted cash flow	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
October 2019, March 2020		Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
Wana financial instrument	Monte Carlo simulation model	Probability of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
		Volatility of Wana	Increase or decrease in volatility will result in an increase or decrease in fair value
Warrant derivative liability	Monte Carlo simulation model	Volatility of Canopy Growth share price	Increase or decrease in volatility will result in an increase or decrease in fair value
BioSteel redeemable NCI	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
		Future wholesale price and production levels	Increase or decrease in future wholesale price and production levels will result in an increase or decrease in fair value
Vert Mirabel redeemable noncontrolling interest	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
		Future wholesale price and production levels	Increase or decrease in future wholesale price and production levels will result in an increase or decrease in fair value

During the nine months ended December 31, 2021 and December 31, 2020, there were no transfers of amounts between levels.

22.  REVENUE

Revenue is dissaggregated as follows:

	Three months ended		Nine months ended
	December 31,	December 31,	December 31,	December 31,
	2021	2020	2021	2020
Canadian recreational cannabis net revenue
Business-to-business[1]	$33,282	$43,129	$117,902	$120,286
Business-to-consumer	14,477	20,224	48,473	48,263
	47,759	63,353	166,375	168,549
Canadian medical cannabis net revenue[2]	12,919	13,947	39,504	41,745
	60,678	77,300	205,879	210,294
International and other revenue
C3	9,675	17,642	33,005	46,567
Other	12,624	8,886	32,357	20,543
	22,299	26,528	65,362	67,110
Global cannabis net revenue	82,977	103,828	271,241	277,404

Other consumer products
Storz & Bickel	25,205	24,147	63,786	63,103
This Works	10,730	10,907	26,308	24,789
BioSteel	16,974	7,348	31,147	14,918
Other	5,086	6,298	16,073	17,996
Other consumer products revenue	57,995	48,700	137,314	120,806

Net revenue	$140,972	$152,528	$408,555	$398,210

1Canadian recreational business-to-business net revenue during the three and nine months ended December 31, 2021 reflects excise taxes of $12,754 and $43,501, respectively (three and nine months ended December 31, 2020 – $15,977 and $37,423, respectively).

2Canadian medical cannabis net revenue for the three and nine months ended December 31, 2021 reflects excise taxes of $1,298 and $4,039, respectively (three and nine months ended December 31, 2020 – $1,402 and $4,190, respectively).

The Company recognizes variable consideration related to estimated future product returns and price adjustments as a reduction of the transaction price at the time revenue for the corresponding product sale is recognized. Net revenue reflects actual returns and variable consideration related to estimated returns and price adjustments in the amount of $1,000 and $4,000 for the three and nine months ended December 31, 2021, respectively (three and nine months ended December 31, 2020 – $3,750 and $10,900, respectively). As of December 31, 2021, the liability for estimated returns and price adjustments was $6,046 (March 31, 2021 – $6,441).

23.  OTHER INCOME (EXPENSE), NET

Other income (expense), net is dissaggregated as follows:

	Three months ended		Nine months ended
	December 31,	December 31,	December 31,	December 31,
	2021	2020	2021	2020
Fair value changes on other financial assets	$(68,666)	$281,359	$(263,946)	$385,219
Fair value changes on liability arising from Acreage Arrangement	59,000	(303,000)	497,000	(249,849)
Fair value changes on convertible senior notes	606	(75,498)	81,342	(107,778)
Fair value changes on warrant derivative liability	67,282	(193,998)	578,084	(93,455)
Fair value changes on acquisition related contingent consideration and other	712	(3,066)	544	39,803
Interest income	1,575	7,310	6,977	19,078
Interest expense	(26,408)	(1,030)	(77,618)	(3,708)
Foreign currency gain (loss)	990	710	2,902	(10,290)
Loss on disposal of consolidated entity	-	-	(1,653)	-
Other income (expense), net	(809)	(3,354)	(12,863)	(126)
	$34,282	$(290,567)	$810,769	$(21,106)

24.  INCOME TAXES

There have been no material changes to income tax matters in connection with normal course operations during the nine months ended December 31, 2021.

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

25.  EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share are calculated using the following numerators and denominators:

	Three months ended		Nine months ended
	December 31,	December 31,	December 31,	December 31,
	2021	2020	2021	2020
Basic (loss) earnings per share computation
Net (loss) income attributable to common shareholders of Canopy Growth	$(108,925)	$(904,380)	$272,435	$(1,044,942)
Weighted average number of common shares outstanding	393,818,282	372,908,767	390,423,083	369,418,037
Basic (loss) earnings per share	$(0.28)	$(2.43)	$0.70	$(2.83)

Diluted (loss) earnings per share computation
Net (loss) income used in the computation of basic (loss) earnings per share	$(108,925)	$(904,380)	$272,435	$(1,044,942)
Numerator adjustments for diluted (loss) earnings per share:
Adjustment to net loss attributable to noncontrolling interests and redeemable noncontrolling interest	-	-	(13,100)	-
Removal of fair value changes on convertible senior notes	-	-	(81,342)	-
Net (loss) income used in the computation of diluted (loss) earnings per share	$(108,925)	$(904,380)	$177,993	$(1,044,942)

Weighted average number of common shares outstanding used in the computation of basic (loss) earnings per share	393,818,282	372,908,767	390,423,083	369,418,037
Denominator adjustments for diluted (loss) earnings per share:
Dilutive impact of assumed exercise or conversion of:
Convertible senior notes	-	-	12,454,620	-
Redeemable noncontrolling interest	-	-	4,528,898	-
Stock options	-	-	745,700	-
Other securities	-	-	2,834,501	-
Weighted average number of common shares for computation of diluted (loss) earnings per share	393,818,282	372,908,767	410,986,802	369,418,037
Diluted (loss) earnings per share[1]	$(0.28)	$(2.43)	$0.43	$(2.83)

1 In computing diluted earnings per share, incremental common shares are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive.

26.  ACQUISITIONS

The following table summarizes the consolidated balance sheet impact at acquisition of the Company’s business combinations that occurred in the nine months ended December 31, 2021:

	Ace	Supreme
	Valley	Cannabis
	(i)	(ii)	Other	Total
Cash and cash equivalents	$1,544	$41,306	$1,227	$44,077
Inventory	878	33,426	428	34,732
Other current assets	2,249	15,145	305	17,699
Property, plant and equipment	105	187,407	1,510	189,022
Intangible assets
Brands	14,000	24,600	-	38,600
Distribution channel	-	3,500	-	3,500
Operating licenses	-	12,400	2,000	14,400
Goodwill	39,152	66,524	7,263	112,939
Accounts payable and other accrued expenses and liabilities	(1,724)	(13,056)	-	(14,780)
Debt and other liabilities	-	(88,324)	(1,037)	(89,361)
Deferred income tax liabilities	(1,899)	(3,260)	(540)	(5,699)
Net assets acquired	$54,305	$279,668	$11,156	$345,129

Consideration paid in cash	$51,836	$84	$7,104	$59,024
Consideration paid in shares	-	260,668	4,052	264,720
Replacement options	-	629	-	629
Replacement warrants	-	13,350	-	13,350
Other consideration	2,469	4,937	-	7,406
Total consideration	$54,305	$279,668	$11,156	$345,129

Consideration paid in cash	$51,836	$84	$7,104	$59,024
Less: Cash and cash equivalents acquired	(1,544)	(41,306)	(1,227)	(44,077)
Net cash outflow (inflow)	$50,292	$(41,222)	$5,877	$14,947

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

At December 31, 2021, the right and the obligation (the “Acreage financial instrument”) to acquire the Fixed Shares represents a financial liability of $103,000 (March 31, 2021 – $600,000), as the estimated fair value of the Acreage business is less than the estimated fair value of the consideration to be provided upon the exercise of the Acreage financial instrument. Fair value changes of $59,000 and $497,000 were recognized in other income (expense), net in the three and nine months ended December 31, 2021, respectively (three and nine months ended December 31, 2020 – $(303,000) and $(249,849), respectively) (see Note 23). The fair value determination includes a high degree of subjectivity and judgment, which results in significant estimation uncertainty. See Note 21 for additional details on how the fair value of the Acreage financial instrument is calculated on a recurring basis. From a measurement perspective, the Company has elected the fair value option under ASC 825.

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

The amount advanced on September 23, 2020 pursuant to the Debenture has been recorded in other financial assets (see Note 9), and the Company has elected the fair value option under ASC 825 (see Note 21). At December 31, 2021, the estimated fair value of the Debenture issued to an affiliate of the Company by Acreage Hempco was $27,801 (March 31, 2021 – $27,448), measured using a discounted cash flow model (see Note 21). Refer to Note 9 for details on fair value changes, foreign currency translation adjustment, and interest received during the nine months ended December 31, 2021. An additional US$50,000 may be advanced pursuant to the Debenture subject to the satisfaction of certain conditions by Acreage Hempco.

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

In connection with the Tranche B Warrants and the Tranche C Warrants, Canopy Growth will provide CBI with a share repurchase credit of up to $1.583 billion on the aggregate exercise price of the Tranche B Warrants and Tranche C Warrants in the event that Canopy Growth does not purchase for cancellation the lesser of (i) 27,378,866 common shares; and (ii) common shares with a value of $1.583 billion, during the period commencing on April 18, 2019 and ending on the date that is 24 months after the date that CBI exercises all of the Tranche A Warrants. The share repurchase credit feature is accounted for as a derivative liability, with the fair value continuing to be $nil at December 31, 2021.

The modifications to the Tranche A Warrants resulted in them meeting the definition of a derivative instrument under ASC 815 - Derivatives and Hedging (“ASC 815”). They continue to be classified in equity as the number of shares and exercise price were both fixed at inception.

The Tranche B Warrants are accounted for as derivative instruments measured at fair value in accordance with ASC 815. At December 31, 2021, the fair value of the warrant derivative liability was $37,491 (March 31, 2021 – $615,575), and fair value changes of $67,282 and $578,084 have been recognized in other income (expense), net in the three and nine months ended December 31, 2021, respectively (three and nine months ended December 31, 2020 – loss of $193,998 and $93,455, respectively) (see Note 23). The fair value determination includes a high degree of subjectivity and judgment, which results in significant estimation uncertainty. See Note 21 for additional details on how the fair value of the warrant derivative liability is calculated on a recurring basis.

The Tranche C Warrants are accounted for as derivative instruments, with the fair value continuing to be $nil at December 31, 2021.

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

	Three months ended		Nine months ended
	December 31,	December 31,	December 31,	December 31,
	2021	2020	2021	2020
Segmented net revenue
Global cannabis	$82,977	$103,828	$271,241	$277,404
Other consumer products	57,995	48,700	137,314	120,806
	$140,972	$152,528	$408,555	$398,210
Segmented gross margin:
Global cannabis	$(11,209)	$7,394	$(80,432)	$12,598
Other consumer products	21,299	17,191	46,620	44,562
	10,090	24,585	(33,812)	57,160
Selling, general and administrative expenses	116,835	144,078	355,165	426,723
Share-based compensation	6,777	19,963	35,856	72,632
Expected credit losses on financial assets and relates charges	-	13,735	-	108,480
Asset impairment and restructuring costs	36,439	400,422	128,198	459,579
Operating loss	(149,961)	(553,613)	(553,031)	(1,010,254)
Loss from equity method investments	-	(671)	(100)	(40,851)
Other income (expense), net	34,282	(290,567)	810,769	(21,106)
Net (loss) income before incomes taxes	$(115,679)	$(844,851)	$257,638	$(1,072,211)

Asset information by segment is not provided to, or reviewed by, the Company’s CODM as it is not used to make strategic decisions, allocate resources, or assess performance.

Entity-wide disclosures

Disaggregation of net revenue by geographic area:

	Three months ended		Nine months ended
	December 31,	December 31,	December 31,	December 31,
	2021	2020	2021	2020
Canada	$78,644	$91,060	$241,440	$243,084
Germany	23,143	31,262	71,619	87,649
United States	22,764	18,141	60,856	40,885
Other	16,421	12,065	34,640	26,592
	$140,972	$152,528	$408,555	$398,210

Disaggregation of property, plant and equipment by geographic area:
	December 31,	March 31,
	2021	2021
Canada	$876,331	$847,678
United States	140,299	143,747
Other	63,549	83,112
	$1,080,179	$1,074,537

For the three months ended December 31, 2021, no customer represented more than 10% of the Company’s net revenue (three months ended December 31, 2020 – one).

For the nine months ended December 31, 2021, one customer represented more than 10% of the Company’s net revenue (nine months ended December 31, 2020 – one).

29.  SUBSEQUENT EVENTS

Divestiture of C3 Cannabinoid Compound Company

On December 15, 2021, the Company entered into an agreement to divest all of its interest in C3 Cannabinoid Compound Company GmbH (“C3”) to a European pharmaceutical company headquartered in Germany. C3 develops and manufactures cannabinoid-based pharmaceutical products for distribution in Germany and certain other European countries.

The divestiture was completed on January 31, 2022, pursuant to which the Company received a cash payment of $128,316 (€88,698), inclusive of cash, working capital and debt adjustments. The Company will also be entitled to an earnout payment of up to €42,600, subject to the achievement of certain milestones by C3.

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

•

Part 2 - Results of Operations.  This section provides an analysis of our results of operations for the third quarter of fiscal 2022 in comparison to the third quarter of fiscal 2021, and for the nine months ended December 31, 2021 in comparison to the nine months ended December 31, 2020.

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

•	our ability to execute on our strategy and the anticipated benefits of such strategy;
•	expectations of the amount or frequency of impairment losses, including as a result of the write-down of intangible assets, including goodwill;
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

Forward-looking statements are provided for the purposes of assisting the reader in understanding our financial performance, financial position and cash flows as of and for periods ended on certain dates and to present information about management’s current expectations and plans relating to the future, and the reader is cautioned that the forward-looking statements may not be appropriate for any other purpose. While we believe that the assumptions and expectations reflected in the forward-looking statements are reasonable based on information currently available to management, there is no assurance that such assumptions and expectations will prove to have been correct. Forward-looking statements are made as of the date they are made and are based on the beliefs, estimates, expectations and opinions of management on that date. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, estimates or opinions, future events or results or otherwise or to explain any material difference between subsequent actual events and such forward-looking statements, except as required by law. The forward-

looking statements contained in this Quarterly Report and other reports we file with, or furnish to, the SEC and other regulatory agencies and made by our directors, officers, other employees and other persons authorized to speak on our behalf are expressly qualified in their entirety by these cautionary statements.

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

Subsequent to the passage, in December 2018, of the U.S. Agricultural Improvement Act of 2018, we began building our hemp supply chain in the United States through our investment in processing, extraction and finished goods manufacturing facilities. In September 2020, our Martha Stewart CBD line of premium quality, hemp-derived wellness gummies, oils and softgels was launched in the United States. In the fourth quarter of fiscal 2021, we expanded our product offering to include CBD products for pets under the Martha Stewart CBD for Pet line, and a line of premium, ready-to-drink CBD-infused sparkling waters under the Quatreau brand. In the second quarter of fiscal 2022, we introduced whisl, a CBD vape that was made available to customers in the United States on ShopCanopy.com in mid-September 2021, and through an exclusive nationwide retail partnership in the United States with Circle K beginning on October 1, 2021.

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

Additionally, on October 14, 2021, we entered into definitive agreements (the “Wana Agreements”) with Mountain High Products, LLC, Wana Wellness, LLC and The Cima Group, LLC (collectively, “Wana” and each, a “Wana Entity”) providing us with the right, upon the occurrence or waiver (at our discretion) of the Triggering Event, to acquire 100% of the outstanding membership interests of Wana. Refer to “Recent Developments” below for further information regarding the plan to acquire Wana.

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

The COVID-19 pandemic, including government measures to limit the spread of COVID-19, did not have a material adverse impact on our results of operations in the third quarter of fiscal 2022. However, given the uncertainties associated with the COVID-19 pandemic, including those related to the distribution and acceptance of the vaccines and their effectiveness with respect to new variants of the virus, the use of our products by consumers, disruptions to the global and local economies due to related stay-at-home orders, quarantine policies and restrictions on travel, trade and business operations and a reduction in discretionary consumer spending we are unable to estimate the future impact of the COVID-19 pandemic on our business, financial condition, results of operations, and/or cash flows. Recently in the United States, there have been a number of supply chain challenges, such as container ships facing delays due to congestion in ports, impacting many industries, including the industries in which we operate. Although we have not yet seen a significant impact, we continue to monitor our supply chain closely. The uncertain nature of the impacts of the COVID-19 pandemic may affect our results of operations into the fourth quarter of fiscal 2022.

We believe we have sufficient liquidity available from cash and cash equivalents and short-term investments on hand of $615.1 million and $807.9 million, respectively, at December 31, 2021, and from available capacity under our revolving debt facility to enable us to meet our working capital and other operating requirements, fund growth initiatives and capital expenditures, settle our liabilities, and repay scheduled principal and interest payments on debt for at least the next twelve months. Refer to “Part 3 – Financial Liquidity and Capital Resources” for further information.

Recent Developments

Divestiture of C3 Cannabinoid Compound Company

On December 15, 2021, we entered into an agreement to divest all of our interest in C3 Cannabinoid Compound Company GmbH (“C3”) to a European pharmaceutical company headquartered in Germany. C3 develops and manufactures cannabinoid-based pharmaceutical products for distribution in Germany and certain other European countries.

The divestiture was completed on January 31, 2022, pursuant to which we received a cash payment of $128.3 million (€88.7 million), inclusive of cash, working capital and debt adjustments. We will also be entitled to an earnout payment of up to €42.6 million, subject to the achievement of certain milestones by C3.

Plan to Acquire Wana

On October 14, 2021, we and Wana entered into the Wana Agreements providing us with the right, upon the occurrence or waiver (at our discretion) of the Triggering Event, to acquire 100% of the outstanding membership interests of Wana. Wana manufactures and sells gummies in the U.S. state of Colorado and licenses its intellectual property to partners, who manufacture, distribute, and sell Wana-branded gummies across the United States, including in California, Arizona, Illinois, Michigan and Florida. This gives Wana a total footprint of 12 U.S. states currently, and across Canada. Wana expects to have license agreements in place in more than 20 U.S. states, including in future adult-use markets in New York and New Jersey, prior to the end of calendar 2022.

The Wana Agreements are structured as three separate option agreements whereby we have a call option to acquire 100% of the membership interests in each Wana Entity. As consideration for entering into the Wana Agreements, we made an upfront cash payment (the “Upfront Payment”) in the aggregate of $368.1 million (US$297.5 million). Upon exercise of the right to acquire Wana, we will make a payment equal to 15% of the fair market value of Wana at the time the option is exercised (the “Call Option Payments”). As additional consideration for the right to acquire Wana, we expect to make additional deferred payments (the “Deferred Payments”) in respect of Wana as of the 2.5- and 5-year anniversary of the Upfront Payment, less certain deductions. At our option, the Call Option Payments and the Deferred Payments may be satisfied in cash, common shares or a combination thereof at our sole discretion.

Until such time as we exercise our right to acquire Wana, we will have no economic or voting interest in Wana, we will not control Wana, and we and Wana will continue to operate independently. Refer to Note 9 of the Interim Financial Statements for further information regarding the plan to acquire Wana.

Part 2 - Results of Operations

Discussion of Third Quarter of Fiscal 2022 Results of Operations

	Three months ended December 31,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2021	2020	$ Change	% Change
Selected consolidated financial information:
Net revenue	$140,972	$152,528	$(11,556)	(8%)
Gross margin percentage	7%	16%	-	(900) bps
Net loss	$(115,496)	$(829,251)	$713,755	86%
Net loss attributable to Canopy Growth Corporation	$(108,925)	$(904,380)	$795,455	88%
Basic and diluted loss per share[1]	$(0.28)	$(2.43)	$2.15	88%

[1]For the three months ended December 31, 2021, the weighted average number of outstanding common shares, basic and diluted, totaled 393,818,282. For the three months ended December 31, 2020, the weighted average number of outstanding common shares, basic and diluted, totaled 372,908,767.

Revenue

We report net revenue in two segments: (i) global cannabis; and (ii) other consumer products. The following tables present segmented net revenue, by channel and by form, for the three months ended December 31, 2021 and 2020:

Revenue by Channel	Three months ended December 31,
(in thousands of Canadian dollars)	2021	2020	$ Change	% Change
Canadian recreational cannabis net revenue
Business-to-business[1]	$33,282	$43,129	$(9,847)	(23%)
Business-to-consumer	14,477	20,224	(5,747)	(28%)
	47,759	63,353	(15,594)	(25%)
Canadian medical cannabis net revenue[2]	12,919	13,947	(1,028)	(7%)
	60,678	77,300	(16,622)	(22%)
International and other revenue
C3	9,675	17,642	(7,967)	(45%)
Other	12,624	8,886	3,738	42%
	22,299	26,528	(4,229)	(16%)
Global cannabis net revenue	82,977	103,828	(20,851)	(20%)

Other consumer products
Storz & Bickel	25,205	24,147	1,058	4%
This Works	10,730	10,907	(177)	(2%)
BioSteel	16,974	7,348	9,626	131%
Other	5,086	6,298	(1,212)	(19%)
Other consumer products revenue	57,995	48,700	9,295	19%

Net revenue	$140,972	$152,528	$(11,556)	(8%)

[1] Reflects excise taxes of $12,754 and other revenue adjustments, representing our determination of returns and pricing adjustments, of $1,000 for the three months ended December 31, 2021 (three months ended December 31, 2020 - excise taxes of $15,977 and other revenue adjustments of $3,750).

[2] Reflects excise taxes of $1,298 for the three months ended December 31, 2021 (three months ended December 31, 2020 - $1,402).

Revenue by Form	Three months ended December 31,
(in thousands of Canadian dollars)	2021	2020	$ Change	% Change
Canadian recreational cannabis
Dry bud[1]	$46,957	$66,210	$(19,253)	(29%)
Oils and softgels[1]	8,782	7,292	1,490	20%
Beverages, edibles, topicals and vapes[1]	5,774	9,578	(3,804)	(40%)
Other revenue adjustments	(1,000)	(3,750)	2,750	73%
Excise taxes	(12,754)	(15,977)	3,223	20%
	47,759	63,353	(15,594)	(25%)
Medical cannabis and other
Dry bud	12,963	10,098	2,865	28%
Oils and softgels	18,302	27,696	(9,394)	(34%)
Beverages, edibles, topicals and vapes	5,251	4,083	1,168	29%
Excise taxes	(1,298)	(1,402)	104	7%
	35,218	40,475	(5,257)	(13%)
Global cannabis net revenue	82,977	103,828	(20,851)	(20%)

Other consumer products
Storz & Bickel	25,205	24,147	1,058	4%
This Works	10,730	10,907	(177)	(2%)
BioSteel	16,974	7,348	9,626	131%
Other	5,086	6,298	(1,212)	(19%)
Other consumer products revenue	57,995	48,700	9,295	19%

Net revenue	$140,972	$152,528	$(11,556)	(8%)

[1] Excludes the impact of other revenue adjustments.

Net revenue was $141.0 million in the third quarter of fiscal 2022, as compared to $152.5 million in the third quarter of fiscal 2021. The year-over-year decrease is attributable to a decrease of 20% in our global cannabis segment, which was primarily due to declines across our organic Canadian recreational and medical businesses, and C3. The declines in this segment were partially offset by (i) net revenue attributable to the acquisitions, in the first quarter of fiscal 2022, of Supreme Cannabis and Ace Valley; and (ii) an increase of 19% in our other consumer products segment, which was primarily due to growth in our BioSteel business.

Global cannabis

Net revenue from our global cannabis segment was $83.0 million in the third quarter of fiscal 2022, as compared to $103.8 million in the third quarter of fiscal 2021.

Canadian recreational cannabis net revenue was $47.8 million in the third quarter of fiscal 2022, as compared to $63.4 million in the third quarter of fiscal 2021.

•

Net revenue from the business-to-business channel was $33.3 million in the third quarter of fiscal 2022, as compared to $43.1 million in the third quarter of fiscal 2021. In the third quarter of fiscal 2022, we continued to be impacted primarily by (i) insufficient supply of in-demand dried flower products, driven by shifting consumer preferences for certain single strain and higher-potency dried flower products and smaller format pre-rolls; and (ii) continued price compression resulting from increased competition, both in the value-priced and mainstream dried flower categories of the Canadian recreational market. These factors were partially offset by net revenue from the acquisitions of Ace Valley and Supreme Cannabis in the first quarter of fiscal 2022 which, together, contributed net revenue of $10.4 million in the third quarter of fiscal 2022.

•

Revenue from the business-to-consumer channel was $14.5 million in the third quarter of fiscal 2022, as compared to $20.2 million in the third quarter of fiscal 2021. The year-over-year decrease is primarily attributable to the continuing rapid increase in the number of third-party owned retail stores across Canada, resulting in increased competition in the provinces in which we operate corporate-owned stores.

Canadian medical cannabis net revenue was $12.9 million in the third quarter of fiscal 2022, a year-over-year decrease of $1.0 million. While the broadening of our brand and medical cannabis product offerings to include pre-rolled joints, vapes, and premium dried flower products has benefited the average size of orders placed through our medical channel, we continued to be impacted in the third quarter of fiscal 2022 by a year-over-year decrease in the total number of medical orders, which was primarily related to the increasing number of recreational cannabis retail stores across Canada. With the build-out of the retail store network across Canada, customers are now offered greater availability and convenience in shopping for cannabis products.

International and other cannabis revenue was $22.3 million in the third quarter of fiscal 2022, as compared to $26.5 million in the third quarter of fiscal 2021.

•

C3 contributed revenue of $9.7 million in the third quarter of fiscal 2022, a year-over-year decrease of $8.0 million driven primarily by (i) increased competition in the synthetic cannabinoid market in Germany, and price compression for C3’s products; and (ii) a limitation on sales activities associated with COVID-19 restrictions in Germany.

•

Other cannabis revenue was $12.6 million in the third quarter of fiscal 2022, a year-over-year increase of $3.7 million primarily attributable to (i) opportunistic international bulk cannabis sales from Supreme Cannabis in the amount of $4.2 million; and (ii) the growth in our U.S. CBD business, which was driven by the introduction of whisl CBD vapes. Partially offsetting these increases was a year-over-year decrease associated with our German medical cannabis business, primarily related to increased competition and price compression.

Other consumer products

Revenue from our other consumer products segment was $58.0 million in the third quarter of fiscal 2022, as compared to $48.7 million in the third quarter of fiscal 2021.

•

Revenue from Storz & Bickel was $25.2 million in the third quarter of fiscal 2022, a year-over-year increase of $1.1 million due primarily to sales of new vaporizers launched late in the second quarter of fiscal 2022. However, the impact of continuing global supply chain shortages and delays creating challenges in obtaining certain parts for our vaporizers partially offset the benefit to revenue of the new product launches.

•	Revenue from This Works was $10.7 million in the third quarter of fiscal 2022, relatively consistent with revenue generated in the third quarter of fiscal 2021 of $10.9 million.
•

Revenue from BioSteel was $17.0 million in the third quarter of fiscal 2022, a year-over-year increase of $9.6 million due primarily to (i) the expansion of our United States distribution network beginning in the fourth quarter of fiscal 2021; (ii) new “ready-to-drink” product launches during the last year; and (iii) higher international sales of ready-to-drink products and beverage mixes.

Cost of Goods Sold and Gross Margin

The following table presents cost of goods sold, gross margin and gross margin percentage on a consolidated basis for the three months ended December 31, 2021 and 2020:

	Three months ended December 31,
(in thousands of Canadian dollars except where indicated)	2021	2020	$ Change	% Change
Net revenue	$140,972	$152,528	$(11,556)	(8%)

Cost of goods sold	$130,882	$127,943	$2,939	2%
Gross margin	10,090	24,585	(14,495)	(59%)
Gross margin percentage	7%	16%	-	(900) bps

Cost of goods sold was $130.9 million in the third quarter of fiscal 2022, as compared to $127.9 million in the third quarter of fiscal 2021. Our gross margin was $10.1 million in the third quarter of fiscal 2022, or 7% of net revenue, as compared to a gross margin of $24.6 million and gross margin percentage of 16% of net revenue in the third quarter of fiscal 2021. The year-over-year decrease in the gross margin percentage was primarily attributable to:

•

A year-over-year decrease in net revenue and continued price compression in our Canadian recreational cannabis channel, as described above in our analysis of revenue for the third quarter of fiscal 2022;

•	The impact of the under-absorption of costs for our U.S. CBD business and for BioSteel;
•	A shift in the business mix resulting from a decrease in the proportionate revenue contribution from C3 relative to the third quarter of fiscal 2021; and
•

A year-over-year decline in C3’s gross margins due primarily to (i) the decrease in revenue, and the associated impact on C3’s cost leverage; and (ii) price compression for synthetic cannabinoid products resulting from increased competition.

Our gross margin in the third quarter of fiscal 2022 was also impacted by the following items:

•	Charges totaling $3.1 million related to the flow-through of inventory step-up associated with the acquisition of Supreme Cannabis in the first quarter of fiscal 2022; and

•	Restructuring charges totaling $4.6 million relating to inventory write-downs resulting from strategic changes to our business, including the closure of our facility in Langley, British Columbia.

Our gross margin in the third quarter of fiscal 2022 benefited from payroll subsidies in the amount of $6.6 million received from the Canadian government, pursuant to a COVID-19 relief program.

Comparatively, our gross margin in the third quarter of fiscal 2021 was impacted by restructuring charges totaling $15.6 million relating primarily to inventory write-downs associated with the closure of several of our production facilities in Canada in December 2020.

We report gross margin and gross margin percentage in two segments: (i) global cannabis; and (ii) other consumer products. The following table presents segmented gross margin and gross margin percentage for the three months ended December 31, 2021 and 2020:

	Three months ended December 31,
(in thousands of Canadian dollars except where indicated)	2021	2020	$ Change	% Change
Global cannabis segment
Cost of goods sold	$94,186	$96,434	$(2,248)	(2%)
Gross margin	(11,209)	7,394	(18,603)	(252%)
Gross margin percentage	(14%)	7%		(2,100) bps

Other consumer products segment
Cost of goods sold	$36,696	$31,509	$5,187	16%
Gross margin	21,299	17,191	4,108	24%
Gross margin percentage	37%	35%		200 bps

Global cannabis

Gross margin for our global cannabis segment was $(11.2) million in the third quarter of fiscal 2022, or (14%) of net revenue, as compared to $7.4 million in the third quarter of fiscal 2021, or 7% of net revenue. The year-over-year decease in the gross margin percentage was primarily due to (i) a shift in the business mix resulting from a decrease in the proportionate revenue contribution from the relatively-higher margin C3 business as compared to the third quarter of fiscal 2021; and (ii) the factors impacting the gross margins for C3 and our Canadian recreational cannabis business, our U.S. CBD business, and BioSteel, as described in our analysis of cost of goods sold and gross margin on a consolidated basis above. Additionally, we recorded:

•	Charges totaling $3.1 million related to the flow-through of inventory step-up associated with the acquisition of Supreme Cannabis; and
•

Restructuring charges totaling $4.6 million relating to inventory write-downs resulting from strategic changes to our business. Comparatively, our gross margin in the third quarter of fiscal 2021 was impacted by restructuring charges totaling $15.6 million relating primarily to inventory write-downs associated with the closure of several of our production facilities in Canada in December 2020.

Finally, our gross margin in the third quarter of fiscal 2022 benefited from payroll subsidies in the amount of $6.6 million received from the Canadian government, pursuant to a COVID-19 relief program.

Other consumer products

Gross margin for our other consumer products segment was $21.3 million in the third quarter of fiscal 2022, or 37% of net revenue, relatively consistent with our gross margin and gross margin percentage of $17.2 million and 35% of net revenue, respectively, in the third quarter of fiscal 2021.

Operating Expenses

The following table presents operating expenses for the three months ended December 31, 2021 and 2020:

	Three months ended December 31,
(in thousands of Canadian dollars)	2021	2020	$ Change	% Change
Operating expenses
General and administrative	$27,421	$52,125	$(24,704)	(47%)
Sales and marketing	64,398	53,682	10,716	20%
Research and development	6,510	13,957	(7,447)	(53%)
Acquisition-related costs	1,617	3,095	(1,478)	(48%)
Depreciation and amortization	16,889	21,219	(4,330)	(20%)
Selling, general and administrative expenses	116,835	144,078	(27,243)	(19%)

Share-based compensation	5,806	18,315	(12,509)	(68%)
Share-based compensation related to acquisition milestones	971	1,648	(677)	(41%)
Share-based compensation expense	6,777	19,963	(13,186)	(66%)

Expected credit losses on financial assets and related charges	-	13,735	(13,735)	(100%)

Asset impairment and restructuring costs	36,439	400,422	(363,983)	(91%)
Total operating expenses	$160,051	$578,198	$(418,147)	(72%)

Selling, general and administrative expenses

Selling, general and administrative expenses were $116.8 million in the third quarter of fiscal 2022, as compared to $144.1 million in the third quarter of fiscal 2021.

General and administrative expense was $27.4 million in the third quarter of fiscal 2022, as compared to $52.1 million in the third quarter of fiscal 2021. The year-over-year decrease is due primarily to a reduction in costs attributable to the restructuring actions initiated in the fourth quarter of fiscal 2020 and continuing through fiscal 2021, resulting from an organizational and strategic review of our business. As a result of these initiatives, we continued to realize reductions relative to the prior year primarily in relation to (i) compensation and third-party costs for finance, information technology, legal and other administrative functions; (ii) professional consulting fees; and (iii) facilities costs. Additionally, we received payroll subsidies in the amount of $10.6 million from the Canadian government in the third quarter of fiscal 2022, pursuant to a COVID-19 relief program. These cost reductions were partially offset by an increase in general and administrative expenses associated with the growth in our business, particularly in relation to our acquisition of Supreme Cannabis in the first quarter of fiscal 2022.

Sales and marketing expense was $64.4 million in the third quarter of fiscal 2022, as compared to $53.7 million in the third quarter of fiscal 2021. The year-over-year increase is primarily due to (i) higher sponsorship fees associated with BioSteel’s partnership deals; and (ii) increased digital advertising and trade activity expenses associated with BioSteel’s new product launches across the United States. We also incurred professional consulting fees associated with our selling, advertising and marketing strategies; and our costs increased as a result of the acquisitions of Supreme Cannabis and Ace Valley in the first quarter of fiscal 2022. These increases in sales and marketing expense were partially offset by cost reductions attributable to the restructuring actions initiated in the fourth quarter of fiscal 2020 and continuing through fiscal 2021, resulting in lower compensation costs as compared to the third quarter of fiscal 2021.

Research and development expense was $6.5 million in the third quarter of fiscal 2022, as compared to $14.0 million in the third quarter of fiscal 2021. The year-over-year decrease is primarily attributable to a reduction in costs due to the restructuring actions initiated in the fourth quarter of fiscal 2020 and continuing throughout fiscal 2021. As we rationalized our research and development activities to focus on opportunities outside of pharmaceutical drug development, we realized reductions in compensation costs and concluded or curtailed certain research and development projects for which we had incurred costs in the third quarter of fiscal 2021. We also realized a reduction in research and development costs associated with the closure of certain of our sites in Canada in the third quarter of fiscal 2021.

Acquisition-related costs were $1.6 million in the third quarter of fiscal 2022, as compared to $3.1 million in the third quarter of fiscal 2021. In the third quarter of fiscal 2022, costs were incurred primarily in relation to the plan to acquire Wana and the divestiture of C3, both of which are described in the “Recent Developments” section above, and evaluating other potential acquisition opportunities. Comparatively, in the third quarter of fiscal 2021, costs were incurred primarily in relation to the plan of arrangement (the “RIV Arrangement”) with RIV Capital Inc. (“RIV Capital”), which was completed on February 23, 2021. We also incurred costs evaluating other potential acquisition opportunities.

Depreciation and amortization expense was $16.9 million in the third quarter of fiscal 2022, as compared to $21.2 million in the third quarter of fiscal 2021. The year-over-year decrease is primarily associated with operational changes announced in December 2020, which resulted in the abandonment or impairment of certain of our Canadian production facilities and intangible assets.

Share-based compensation expense

Share-based compensation expense was $5.8 million in the third quarter of fiscal 2022, as compared to $18.3 million in the third quarter of fiscal 2021. The year-over-year decrease is primarily attributable to:

•	The completion of vesting, prior to the third quarter of fiscal 2022, of a significant number of stock options that were granted in previous fiscal years; and
•

The impact of our restructuring actions that commenced in the fourth quarter of fiscal 2020 and continued in fiscal 2021, which resulted in 8.2 million forfeitures in fiscal 2021 and 2.2 million forfeitures in the first nine months of fiscal 2022. Further impacting share-based compensation expense was the forfeiture of 0.9 million stock options in the third quarter of fiscal 2022.

Share-based compensation expense related to acquisition milestones was $1.0 million in the third quarter of fiscal 2022, as compared to $1.6 million in the third quarter of fiscal 2021. The year-over-year decrease is primarily related to the completion of vesting, during the third quarter of fiscal 2022, of the share-based compensation associated with the acquisition of our clinic partners in fiscal 2017. This resulted in comparatively less share-based compensation expense recognized with respect to this acquisition in the third quarter of fiscal 2022.

Expected credit losses on financial assets and related charges

In the third quarter of fiscal 2021, we recorded expected credit losses on financial assets and related charges in the amount of $13.7 million, in relation to PharmHouse Inc. (“PharmHouse”), a joint venture formed between RIV Capital and its joint venture partner in May 2018. These expected credit losses and related charges were recognized through February 23, 2021, the date on which the RIV Arrangement was completed pursuant to which we surrendered all shares in the capital of RIV Capital held by us, and derecognized RIV Capital’s consolidated assets and liabilities from our consolidated financial statements. These expected credit losses and related charges included:

•

$7.5 million related to expected credit losses recognized for RIV Capital’s contingent obligation to perform on the financial guarantee they provided with respect to PharmHouse’s $90.0 million credit agreement (the “PharmHouse Financial Guarantee”). The expected credit losses reflected the shortfall between the estimated recoverable amount of PharmHouse and RIV Capital’s exposure under their financial guarantee of PharmHouse’s credit agreement; and

•

$6.2 million related to expected credit losses associated with a debtor-in-possession credit facility advanced by RIV Capital to PharmHouse (the “DIP Financing”), and which we determined may not be recoverable.

Asset impairment and restructuring costs

Asset impairment and restructuring costs recorded in operating expenses were $36.4 million in the third quarter of fiscal 2022, as compared to $400.4 million in the third quarter of fiscal 2021.

Asset impairment and restructuring costs recorded in the third quarter of fiscal 2022 were primarily associated with adjustments related to changes in the estimated fair value of certain of our Canadian sites that were closed in December 2020 as part of a strategic review of our operations. The charges recorded in the third quarter of fiscal 2022 primarily represent the difference between the net book value of the associated long-lived assets and their estimated fair value.

Comparatively, in the third quarter of fiscal 2021, we recognized asset impairment and restructuring costs in relation to:

•

The restructuring actions commenced in the third quarter of fiscal 2021 resulting in the closure of certain of our sites in Canada. A loss totaling $352.6 million was recognized in the third quarter of fiscal 2021 representing the difference between the net book value of the long-lived assets and their estimated salvage value. Of this loss, $298.2 million related to property, plant and equipment and $54.4 million related to facility licenses and other intangible assets. The losses related to property, plant and equipment were primarily attributable to buildings and greenhouses, production and warehouse equipment, and right-

of-use assets. Additionally, we recognized contractual and other settlement obligations of $13.1 million and employee-related and other restructuring costs of $1.9 million; and
•

As a result of the sale of our production facilities in Aldergrove and Delta, British Columbia in December 2020 and January 2021, respectively, and the completion of our strategy shift in Latin America that we commenced in the fourth quarter of fiscal 2020, we recognized a loss totaling $28.4 million in the third quarter of fiscal 2021 representing the difference between the net book value of the long-lived assets and their selling prices. Additionally, we recognized costs totaling $4.4 million related to contractual and other settlement obligations, employee-related costs, and other restructuring costs associated with the remediation of damages caused by the fire at the Delta facility in November 2020, the closure of the facilities in British Columbia, and their sale.

Other

The following table presents loss from equity method investments, other income (expense), net, and income tax recovery for the three months ended December 31, 2021 and 2020:

	Three months ended December 31,
(in thousands of Canadian dollars)	2021	2020	$ Change	% Change
Loss from equity method investments	$-	$(671)	$671	100%
Other income (expense), net	34,282	(290,567)	324,849	112%
Income tax recovery	183	15,600	(15,417)	(99%)

Loss from equity method investments

The loss from equity method investments was $nil in the third quarter of fiscal 2022, as compared to $0.7 million in the third quarter of fiscal 2021. The year-over-year decrease in the loss is primarily attributable to the impairment of our remaining investment in Agripharm Corp. (“Agripharm”) in the first quarter of fiscal 2022. As a result of this impairment, there were no remaining equity method investment balances at December 31, 2021.

Other income (expense), net

Other income (expense), net was an income amount of $34.3 million in the third quarter of fiscal 2022, as compared to an expense amount of $290.6 million in the third quarter of fiscal 2021. The year-over-year change of $324.8 million, from an expense amount to an income amount, is primarily attributable to:

•

Increase in non-cash income of $362.0 million related to the non-cash fair value changes on the liability arising from the Acreage Arrangement, from an expense amount of $303.0 million in the third quarter of fiscal 2021 to an income amount of $59.0 million in the third quarter of fiscal 2022. On a quarterly basis, we determine the fair value of the liability arising from the Acreage Arrangement using a probability-weighted expected return model, incorporating several potential scenarios and outcomes associated with the Acreage Amended Arrangement. The income amount recognized in the third quarter of fiscal 2022, associated with a decrease in the liability arising from the Acreage Arrangement, is primarily attributable to a decrease of approximately 37% in our share price during the third quarter of fiscal 2022, relative to a decrease of approximately 40% in Acreage’s share price during that same period. As a result, the model at December 31, 2021 reflects a lower estimated value of the Canopy Growth shares expected to be issued at the exchange ratio of 0.3048 upon a Triggering Event, relative to the estimated value of the Acreage shares expected to be acquired at that time (changes in our share price have a more significant impact on the model relative to changes in Acreage’s share price); this resulted in a reduction of the liability amount. Comparatively, the expense amount recognized in the third quarter of fiscal 2021 was primarily attributable to an increase of approximately 64% in our share price in the third quarter of fiscal 2021, relative to an increase of approximately 2% in Acreage’s share price during that same period.

•

Increase in non-cash income of $261.3 million related to fair value changes on the warrant derivative liability associated with the Tranche B Warrants held by CBI (as defined in Note 27 of the Interim Financial Statements). The decrease of $67.3 million in the fair value of the warrant derivative liability (resulting in non-cash income) in the third quarter of fiscal 2022 is primarily attributable to a decrease of approximately 37% in our share price during the third quarter of fiscal 2022, further impacted by a shorter expected time to maturity of the warrants. Comparatively, the increase of $194.0 million in the fair value of the warrant derivative liability in the third quarter of fiscal 2021 was primarily attributable to an increase of approximately 64% in our share price during the third quarter of fiscal 2021, partially offset by changes during the quarter in certain other assumptions used to value the liability, including the risk-free rate.

•

Increase in non-cash income of $76.1 million related to the non-cash fair value changes on the Notes, from an expense amount of $75.5 million in the third quarter of fiscal 2021 to an income amount of $0.6 million in the third quarter of fiscal 2022. The year-over-year change is primarily due to the decrease of approximately 37% in our share price in the third quarter of fiscal

2022, as compared to an increase of approximately 64% during the third quarter of fiscal 2021, along with year-over-year changes in credit spreads.
•

Change of $350.0 million related to non-cash fair value changes on our other financial assets, from an income amount of $281.4 million in the third quarter of fiscal 2021 to an expense amount of $68.7 million in the third quarter of fiscal 2022. The current quarter expense amount is primarily attributable to fair value decreases relating to our investments in the exchangeable shares in the capital of TerrAscend Corp. (“TerrAscend”) ($53.0 million), and the secured debentures issued by TerrAscend Canada Inc. (“TerrAscend Canada”) and Arise Bioscience and associated warrants issued by TerrAscend (the “TerrAscend Warrants”) (totaling $13.0 million), driven largely by (i) a decrease of approximately 12% in TerrAscend’s share price in the third quarter of fiscal 2022; and (ii) re-assessments of the probability and timing of changes in federal laws in the United States regarding the permissibility of the cultivation, distribution or possession of marijuana in the third quarter of fiscal 2022. Comparatively, in the third quarter of fiscal 2021 the income amount was primarily attributable to fair value increases relating to our investments in the TerrAscend exchangeable shares ($210.0 million), and the TerrAscend Canada secured debentures and TerrAscend Warrants (totaling $87.1 million), driven largely by an increase of approximately 120% in TerrAscend’s share price in the third quarter of fiscal 2021 and a re-assessment of the probability and timing of changes in federal laws in the United States regarding the permissibility of the cultivation, distribution or possession of marijuana. Partially offsetting these fair value increases in the third quarter of fiscal 2021 was a fair value decrease of $15.0 million representing the difference between the US$50 million loan advanced to a wholly-owned subsidiary of Acreage (“Acreage Hempco”) pursuant to a debenture and the debenture’s estimated fair value measured using a discounted cash flow model.

•

Increase in interest expense of $25.4 million, from $1.0 million in the third quarter of fiscal 2021 to $26.4 million in the third quarter of fiscal 2022. The year-over-year increase is primarily attributable to the US$750 million debt financing that occurred in the fourth quarter of fiscal 2021.

Income tax recovery

Income tax recovery in the third quarter of fiscal 2022 was $0.2 million, compared to an income tax recovery of $15.6 million in the third quarter of fiscal 2021. In the third quarter of fiscal 2022, income tax recovery consisted of a deferred income tax expense of $2.4 million (compared to a recovery of $16.6 million in the third quarter of fiscal 2021) and current income tax recovery of $2.6 million (compared to an expense of $1.0 million in the third quarter of fiscal 2021).

The change of $19.0 million from a deferred income tax recovery to an expense is primarily a result of changes in the third quarter of fiscal 2022 being less than changes in the third quarter of fiscal 2021 in respect of recording a reduction in deferred tax liabilities that arose in connection with the required revaluation of the accounting carrying value, but not the tax basis, of property, plant and equipment, intangible assets, and other financial assets. In connection with certain deferred tax assets, mainly with respect to losses for tax purposes, where the accounting criteria for recognition of an asset has yet to be satisfied and it is not probable that they will be used, the deferred tax asset has not been recognized.

The change of $3.5 million from current income tax expense to a recovery arose primarily in connection with legal entities that generated income for tax purposes that could not be reduced by the group’s tax attributes, net of prior years’ return to provision tax recovery.

Net Loss

The net loss in the third quarter of fiscal 2022 was $115.5 million, as compared to a net loss of $829.3 million in the third quarter of fiscal 2021. The year-over-year decrease in the net loss is primarily attributable to the year-over-year decreases in (i) asset impairment and restructuring costs; (ii) selling, general and administrative expenses; (iii) expected credit losses on financial assets and related charges; and (iv) share-based compensation expense, and the year-over-year increase in other income (expense), net. These changes, contributing to a decrease in the net loss, were partially offset by the year-over-year decrease in our gross margin and income tax recovery. These variances are described above.

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

The following table presents Adjusted EBITDA for the three months ended December 31, 2021 and 2020:

	Three months ended December 31,
(in thousands of Canadian dollars)	2021	2020	$ Change	% Change
Net loss	$(115,496)	$(829,251)	$713,755	86%
Income tax recovery	(183)	(15,600)	15,417	99%
Other (income) expense, net	(34,282)	290,567	(324,849)	(112%)
Loss on equity method investments	-	671	(671)	(100%)
Share-based compensation[1]	6,777	19,963	(13,186)	(66%)
Acquisition-related costs	1,617	3,095	(1,478)	(48%)
Depreciation and amortization[1]	30,017	32,385	(2,368)	(7%)
Asset impairment and restructuring costs	36,439	400,422	(363,983)	(91%)
Expected credit losses on financial assets and related charges	-	13,735	(13,735)	(100%)
Restructuring costs recorded in cost of goods sold	4,554	15,637	(11,083)	(71%)
Charges related to the flow-through of inventory step-up on business combinations	3,147	-	3,147	-
Adjusted EBITDA	$(67,410)	$(68,376)	$966	1%

[1] From Statements of Cash Flows.

The Adjusted EBITDA loss in the third quarter of fiscal 2022 was $67.4 million, relatively consistent with the Adjusted EBITDA loss of $68.4 million in the third quarter of fiscal 2021.

Discussion of Results of Operations for the Nine Months Ended December 31, 2021

	Nine months ended December 31,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2021	2020	$ Change	% Change
Selected consolidated financial information:
Net revenue	$408,555	$398,210	$10,345	3%
Gross margin percentage	(8%)	14%	-	(2,200) bps
Net income (loss)	$258,128	$(1,054,125)	$1,312,253	124%
Net income (loss) attributable to Canopy Growth Corporation	$272,435	$(1,044,942)	$1,317,377	126%
Basic earnings (loss) per share[1]	$0.70	$(2.83)	$3.53	125%
Diluted earnings (loss) per share[1]	$0.43	$(2.83)	$3.26	115%

[1]For the nine months ended December 31, 2021, the weighted average number of outstanding common shares, basic and diluted, totaled 390,423,083 and 410,986,802, respectively. For the nine months ended December 31, 2020, the weighted average number of outstanding common shares, basic and diluted, totaled 369,418,037.

Revenue

We report net revenue in two segments: (i) global cannabis; and (ii) other consumer products. The following tables present segmented net revenue, by channel and by form, for the nine months ended December 31, 2021 and 2020:

Revenue by Channel	Nine months ended December 31,
(in thousands of Canadian dollars)	2021	2020	$ Change	% Change
Canadian recreational cannabis net revenue
Business-to-business[1]	$117,902	$120,286	$(2,384)	(2%)
Business-to-consumer	48,473	48,263	210	-
	166,375	168,549	(2,174)	(1%)
Canadian medical cannabis net revenue[2]	39,504	41,745	(2,241)	(5%)
	205,879	210,294	(4,415)	(2%)
International and other revenue
C3	33,005	46,567	(13,562)	(29%)
Other	32,357	20,543	11,814	58%
	65,362	67,110	(1,748)	(3%)
Global cannabis net revenue	271,241	277,404	(6,163)	(2%)

Other consumer products
Storz & Bickel	63,786	63,103	683	1%
This Works	26,308	24,789	1,519	6%
BioSteel	31,147	14,918	16,229	109%
Other	16,073	17,996	(1,923)	(11%)
Other consumer products revenue	137,314	120,806	16,508	14%

Net revenue	$408,555	$398,210	$10,345	3%

[1] Reflects excise taxes of $43,501 and other revenue adjustments, representing our determination of returns and pricing adjustments, of $4,000 for the nine months ended December, 2021 (nine months ended December 31, 2020 - excise taxes of $37,423 and other revenue adjustments of $10,900).

[2] Reflects excise taxes of $4,039 for the nine months ended December 31, 2021 (nine months ended December 31, 2020 - $4,190).

Revenue by Form	Nine months ended December 31,
(in thousands of Canadian dollars)	2021	2020	$ Change	% Change
Canadian recreational cannabis
Dry bud[1]	$169,772	$170,234	$(462)	-
Oils and softgels[1]	19,995	22,034	(2,039)	(9%)
Beverages, edibles, topicals and vapes[1]	24,109	24,604	(495)	(2%)
Other revenue adjustments	(4,000)	(10,900)	6,900	63%
Excise taxes	(43,501)	(37,423)	(6,078)	(16%)
	166,375	168,549	(2,174)	(1%)
Medical cannabis and other
Dry bud	31,689	30,766	923	3%
Oils and softgels	59,615	76,369	(16,754)	(22%)
Beverages, edibles, topicals and vapes	17,601	5,910	11,691	198%
Excise taxes	(4,039)	(4,190)	151	4%
	104,866	108,855	(3,989)	(4%)
Global cannabis net revenue	271,241	277,404	(6,163)	(2%)

Other consumer products
Storz & Bickel	63,786	63,103	683	1%
This Works	26,308	24,789	1,519	6%
BioSteel	31,147	14,918	16,229	109%
Other	16,073	17,996	(1,923)	(11%)
Other consumer products revenue	137,314	120,806	16,508	14%

Net revenue	$408,555	$398,210	$10,345	3%

[1] Excludes the impact of other revenue adjustments.

Net revenue was $408.6 million in the nine months ended December 31, 2021, as compared to $398.2 million in the nine months ended December 31, 2020. The year-over-year increase is attributable to growth of 14% in our other consumer products segment, which was primarily due to the growth in our BioSteel business. The growth in this segment was partially offset by a decrease of 2% in our global cannabis segment, as declines across our organic Canadian recreational and medical cannabis businesses were only partially offset by net revenue attributable to the acquisitions, in the first quarter of fiscal 2022, of Supreme Cannabis and Ace Valley.

Global cannabis

Net revenue from our global cannabis segment was $271.2 million in the nine months ended December 31, 2021, as compared to $277.4 million in the nine months ended December 31, 2020.

Canadian recreational cannabis net revenue was $166.4 million in the nine months ended December 31, 2021, as compared to $168.5 million in the nine months ended December 31, 2020.

•

Net revenue from the business-to-business channel was $117.9 million in the nine months ended December 31, 2021, as compared to $120.3 million in the nine months ended December 31, 2020. The year-over-year decrease is primarily attributable to the impacts, in the nine months ended December 31, 2021, of (i) an insufficient supply of in-demand dried flower products, as described above in our analysis of revenue for the third quarter of fiscal 2022; (ii) an unfavorable product mix, due primarily to an increase in the volume of value-priced dried flower product sold compared to the prior year; and (iii) continued price compression resulting from increased competition in both the value-priced and mainstream dried flower category of the recreational market. These factors were partially offset by net revenue from the acquisitions of Supreme Cannabis and Ace Valley in the first quarter of fiscal 2022, which, together, contributed revenue of $29.6 million in the nine months ended December 31, 2021.

•

Revenue from the business-to-consumer channel was $48.5 million in the nine months ended December 31, 2021, relatively consistent with revenue generated of $48.3 million in the nine months ended December 31, 2020.

Canadian medical cannabis net revenue was $39.5 million in the nine months ended December 31, 2021, a decrease of 5% as compared to the nine months ended December 31, 2020 due primarily to a year-over-year decrease in the total number of medical orders associated with the increase in the number of recreational cannabis retail stores across Canada, partially offset by an increase in the average order size.

International and other cannabis revenue was $65.4 million in the nine months ended December 31, 2021, as compared to $67.1 million in the nine months ended December 31, 2020.

•

C3 contributed revenue of $33.0 million in the nine months ended December 31, 2021, a year-over-year decrease of $13.6 million driven primarily by (i) increased competition in the synthetic cannabinoid market in Germany, and price compression for C3’s products; (ii) a limitation on sales activities associated with COVID-19 restrictions, particularly in the first and third quarters of fiscal 2022; and (iii) the impact of the stronger Canadian dollar relative to the prior year.

•

Other cannabis revenue was $32.4 million in the nine months ended December 31, 2021, a year-over-year increase of $11.8 million primarily attributable to (i) the growth in our U.S. CBD business, which was driven by the introduction of our whisl CBD vapes, the Martha Stewart CBD line of products, and Quatreau CBD beverages over the last twelve months; and (ii) opportunistic international bulk cannabis sales from Supreme Cannabis in the third quarter of fiscal 2022, in the amount of $4.2 million. Partially offsetting this was a year-over-year decrease associated with our German medical cannabis business, primarily related to (i) increased competition and price compression; and (ii) the impact of the stronger Canadian dollar relative to the prior year.

Other consumer products

Revenue from our other consumer products segment was $137.3 million in the nine months ended December 31, 2021, as compared to $120.8 million in the nine months ended December 31, 2020.

•	Revenue from Storz & Bickel was $63.8 million in the nine months ended December 31, 2021, relatively consistent with revenue generated in the nine months ended December 31, 2020 of $63.1 million.
•

Revenue from This Works was $26.3 million in the nine months ended December 31, 2021, a year-over-year increase of $1.5 million driven primarily by the expansion of third-party e-commerce channels over the last year.

•

Revenue from BioSteel was $31.1 million, a year-over-year increase of $16.2 million due primarily to (i) the expansion of our United States distribution network beginning in the fourth quarter of fiscal 2021; (ii) new “ready-to-drink” product launches during the last year; (iii) higher international sales of ready-to-drink products and beverages mixes; and (iv) the adverse impact on revenue in the nine months ended December 31, 2020 related to COVID-19 related restrictions on retailers.

Cost of Goods Sold and Gross Margin

The following table presents cost of goods sold, gross margin and gross margin percentage on a consolidated basis for the nine months ended December 31, 2021 and 2020:

	Nine months ended December 31,
(in thousands of Canadian dollars except where indicated)	2021	2020	$ Change	% Change
Net revenue	$408,555	$398,210	$10,345	3%

Cost of goods sold	$442,367	$341,050	$101,317	30%
Gross margin	(33,812)	57,160	(90,972)	(159%)
Gross margin percentage	(8%)	14%	-	(2,200) bps

Cost of goods sold was $442.4 million in the nine months ended December 31, 2021, as compared to $341.1 million in the nine months ended December 31, 2020. Our gross margin was $(33.8) million in the nine months ended December 31, 2021, or (8%) of net revenue, as compared to a gross margin of $57.2 million and gross margin percentage of 14% of net revenue in the nine months ended December 31, 2020. The year-over-year decrease in the gross margin percentage was primarily attributable to the inventory write-downs recorded in the second quarter of fiscal 2022. These write-downs were primarily related to excess Canadian cannabis inventory, resulting from underperformance relative to forecast as well as declines in expected near-term demand.

Our gross margin in the nine months ended December 31, 2021 was also impacted by the items described above in our analysis of “Cost of Goods Sold and Gross Margin” for the third quarter of fiscal 2022 relating to (i) the shift in the business mix relative to the nine months ended December 31, 2020, and (ii) the factors impacting the gross margins for our Canadian recreational cannabis business, C3, our U.S. CBD business, and BioSteel in the nine months ended December 31, 2021. We were also impacted by:

•

Charges totaling $7.7 million related to the flow-through of inventory step-up associated with the acquisition of Supreme Cannabis in the first quarter of fiscal 2022. This compares to charges of $1.5 million in the nine months ended December 31, 2020, which were associated with fiscal 2020 business combinations; and

•

Restructuring charges totaling $4.6 million relating to inventory write-downs resulting from strategic changes to our business, including the closure of our facility in Langley, British Columbia. Comparatively, our gross margin in the third quarter of fiscal 2021 was impacted by restructuring charges totaling $15.6 million relating primarily to the closure of several of our production facilities in Canada in December 2020.

Our gross margin in the nine months ended December 31, 2021 benefited from payroll subsidies in the amount of $20.8 million received from the Canadian government, pursuant to a COVID-19 relief program.

We report gross margin and gross margin percentage in two segments: (i) global cannabis; and (ii) other consumer products. The following table presents segmented gross margin and gross margin percentage for the nine months ended December 31, 2021 and 2020:

	Nine months ended December 31,
(in thousands of Canadian dollars except where indicated)	2021	2020	$ Change	% Change
Global cannabis segment
Cost of goods sold	$351,673	$264,806	$86,867	33%
Gross margin	(80,432)	12,598	(93,030)	(738%)
Gross margin percentage	(30%)	5%		(3,500) bps

Other consumer products segment
Cost of goods sold	$90,694	$76,244	$14,450	19%
Gross margin	46,620	44,562	2,058	5%
Gross margin percentage	34%	37%		(300) bps

Global cannabis

Gross margin for our global cannabis segment was $(80.4) million in the nine months ended December 31, 2021, or (30%) of net revenue, as compared to $12.6 million in the nine months ended December 31, 2020, or 5% of net revenue. The year-over-year decrease in the gross margin percentage was primarily attributable to the inventory write-downs recorded in the second quarter of fiscal 2022 in relation to excess Canadian cannabis inventory. Additionally, we recorded:

•	Charges totaling $7.7 million in the nine months ended December 31, 2021 related to the flow-through of inventory step-up associated with the acquisition of Supreme Cannabis; and
•

Restructuring charges totaling $4.6 million relating to inventory write-downs resulting from strategic changes to our business. Comparatively, our gross margin in the nine months ended December 31, 2020 was impacted by restructuring charges totaling $15.6 million relating primarily to inventory write-downs associated with the closure of several of our production facilities in Canada in December 2020.

Our gross margin in the nine months ended December 31, 2021 benefited from payroll subsidies in the amount of $20.8 million received from the Canadian government pursuant to a COVID-19 relief program.

Other consumer products

Gross margin for our other consumer products segment was $46.6 million in the nine months ended December 31, 2021, or 34% of net revenue, as compared to $44.6 million in the nine months ended December 31, 2020, or 37% of net revenue. The year-over-year decrease in the gross margin percentage was primarily attributable to the year-over-year increase in revenue for our BioSteel business, as discussed above in our analysis of “Net Revenue” for the nine months ended December 31, 2021, and the resulting shift in the business mix towards an increased revenue contribution from the lower-margin BioSteel business.

Operating Expenses

The following table presents operating expenses for the nine months ended December 31, 2021 and 2020:

	Nine months ended December 31,
(in thousands of Canadian dollars)	2021	2020	$ Change	% Change
Operating expenses
General and administrative	$96,643	$186,507	$(89,864)	(48%)
Sales and marketing	179,464	134,824	44,640	33%
Research and development	23,616	41,782	(18,166)	(43%)
Acquisition-related costs	9,788	7,961	1,827	23%
Depreciation and amortization	45,654	55,649	(9,995)	(18%)
Selling, general and administrative expenses	355,165	426,723	(71,558)	(17%)

Share-based compensation	31,480	66,775	(35,295)	(53%)
Share-based compensation related to acquisition milestones	4,376	5,857	(1,481)	(25%)
Share-based compensation expense	35,856	72,632	(36,776)	(51%)

Expected credit losses on financial assets and related charges	-	108,480	(108,480)	(100%)

Asset impairment and restructuring costs	128,198	459,579	(331,381)	(72%)
Total operating expenses	$519,219	$1,067,414	$(548,195)	(51%)

Selling, general and administrative expenses

Selling, general and administrative expenses were $355.2 million in the nine months ended December 31, 2021, as compared to $426.7 million in the nine months ended December 31, 2020.

General and administrative expense was $96.6 million in the nine months ended December 31 2021, as compared to $186.5 million in the nine months ended December 31, 2020. The year-over-year decrease is due primarily to a reduction in costs attributable to the previously-noted restructuring actions, resulting from an organizational and strategic review of our business. As a result of these restructuring actions, we continued to realize reductions relative to the prior year primarily related to (i) compensation and third-party costs for finance, information technology, legal and other administrative functions; (ii) professional consulting fees; and (iii) facilities costs. Additionally, we received payroll subsidies in the amount of $33.9 million from the Canadian government in the nine months ended December 31, 2021, pursuant to a COVID-19 relief program. These cost reductions were partially offset by an increase in general and administrative expenses associated with the growth in our business, particularly in relation to our acquisition of Supreme Cannabis in the first quarter of fiscal 2022.

Sales and marketing expense was $179.5 million in the nine months ended December 31, 2021, as compared to $134.8 million in the nine months ended December 31, 2020. The year-over-year increase is primarily due to a return to more normal advertising and promotional spending in the nine months ended December 31, 2021. In the first half of fiscal 2021, we delayed or cancelled various product and brand marketing initiatives across our business due to the measures established to contain the spread of COVID-19. Additionally, relative to the nine months ended December 31, 2021, we incurred (i) higher sponsorship fees associated with BioSteel’s partnership deals; (ii) increased advertising and promotion expenses associated with new product launches for BioSteel and our U.S. CBD business; (iii) professional consulting fees associated with our selling, advertising and marketing strategies; and (iv) increased sales and marketing costs associated with our acquisitions of Supreme Cannabis and Ace Valley in the first quarter of fiscal 2022. These increases in sales marketing expense were partially offset by cost reductions attributable to the previously-noted restructuring actions, resulting in lower compensation costs as compared to the nine months ended December 31, 2020.

Research and development expense was $23.6 million in the nine months ended December 31, 2021, as compared to $41.8 million in the nine months ended December 31, 2020. The year-over-year decrease is primarily attributable to a reduction in costs due to the restructuring actions initiated in the fourth quarter of fiscal 2020 and continuing throughout fiscal 2021. We realized reductions in compensation costs and concluded or curtailed certain research and development projects as we rationalized our initiatives to focus on opportunities outside of pharmaceutical drug development. We also realized a reduction in research and development costs associated with the closure of certain of our sites in Canada in the fourth quarter of fiscal 2021.

Acquisition-related costs were $9.8 million in the nine months ended December 31, 2021, as compared to $8.0 million in the nine months ended December 31, 2020. In the nine months ended December 31, 2021, costs were incurred primarily in relation to the plan to acquire Wana and the divestiture of C3, both of which are described in the “Recent Developments” section above, the acquisitions of Supreme Cannabis and Ace Valley, and evaluating other potential acquisition opportunities. Comparatively, in the nine months ended December 31, 2020, costs were primarily incurred in relation to entering into, and implementing, the Acreage Amended Arrangement, and the RIV Arrangement.

Depreciation and amortization expense was $45.7 million in the nine months ended December 31, 2021, as compared to $55.6 million in the nine months ended December 31, 2020. The year-over-year decrease is primarily due to (i) operational changes announced in December 2020, which resulted in the abandonment or impairment of certain of our Canadian production facilities and intangible assets; (ii) the impairment of certain intangible assets associated with the rationalization of our research and development activities; and (iii) the termination of a licensing agreement with a third party in the fourth quarter of fiscal 2021. These decreases were partially offset by an increase in depreciation expense associated with the build-out of our production infrastructure in the United States.

Share-based compensation expense

Share-based compensation expense was $31.5 million in the nine months ended December 31, 2021, as compared to $66.8 million in the nine months ended December 31, 2020. The year-over-year decrease is primarily attributable to:

•	The completion of vesting, prior to the nine months ended December 31, 2021, of a significant number of stock options that were granted in previous fiscal years; and
•

The impact of our restructuring actions that commenced in the fourth quarter of fiscal 2020 and continued in fiscal 2021, which resulted in 8.2 million forfeitures in fiscal 2021 and 2.2 million forfeitures in the nine months ended December 31, 2021.

Share-based compensation expense related to acquisition milestones was $4.4 million in the nine months ended December 31, 2021, as compared to $5.9 million in the nine months ended December 31, 2020. The year-over-year decrease is primarily related to the completion of vesting, in prior quarters, of the share-based compensation associated with the acquisition of Spectrum Cannabis Denmark Aps, and the completion of vesting, during the third quarter of fiscal 2022, of the share-based compensation associated with the acquisitions of our clinic partners in fiscal 2017.

Expected credit losses on financial assets and related charges

In the nine months ended December 31, 2021, we recorded expected credit losses on financial assets and related charges in the amount of $108.5 million, in relation to PharmHouse. These expected credit losses were recognized through February 23, 2021, the date on which the RIV Arrangement was completed, and included:

•

$61.0 million related to expected credit losses associated with financing provided by RIV Capital to PharmHouse, and which we determined may not be recoverable. The amounts included (i) $40.0 million of secured debt financing advanced pursuant to a shareholder loan; (ii) $8.3 million advanced pursuant to the DIP Financing; (iii) a total of $3.7 million advanced under secured and unsecured promissory notes; and (iv) associated interest receivable totaling $9.0 million;

•

$32.5 million related to expected credit losses recognized for RIV Capital’s contingent obligation to perform on the PharmHouse Financial Guarantee. The expected credit losses reflected the shortfall between the estimated recoverable amount of PharmHouse and RIV Capital’s exposure under their financial guarantee of PharmHouse’s credit agreement;

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

Asset impairment and restructuring costs

Asset impairment and restructuring costs recorded in operating expenses were $128.2 million in the nine months ended December 31, 2021, as compared to $459.6 million in the nine months ended December 31, 2020.

In the nine months ended December 31, 2021, we recorded charges related primarily to:

•

Operational changes resulting from the continuing strategic review of our business as a result of recent acquisition activities, which resulted in the closure of our Niagara-on-the-Lake, Ontario and Langley, British Columbia facilities in November 2021;

•

Adjustments related to changes in the estimated fair value of certain of our Canadian sites that were closed in December 2020, and the Canadian facilities that were closed in November 2021. Adjustments for certain of these facilities were made to reflect either their final or estimated selling prices; and

•	Incremental costs associated with the closure of these facilities.

The charges recognized in the nine months ended December 31, 2021, primarily representing the difference between the net book value of the associated long-lived assets and their estimated fair value.

Comparatively, in the nine months ended December 31, 2020, we recorded charges related to:

•

Completing certain of the restructuring actions that had commenced in the previous fiscal year, and final adjustments related to changes in certain estimates recorded at March 31, 2020. In addition, we incurred additional costs in the first quarter of fiscal 2021 related primarily to the rationalization of our marketing organization in April 2020;

•

In the second quarter of fiscal 2021, we recorded (i) adjustments related to changes in the estimated fair value of certain of our Canadian production facilities from March 31, 2020; and (ii) charges related to rationalizing certain research and development activities; and

•

In the third quarter of fiscal 2021, we recorded charges related primarily to (i) the restructuring actions resulting in the closure of certain of our sites in Canada, with losses recognized for the difference between the net book value of the associated property, plant and equipment and intangible assets and their estimated salvage value or fair value; contractual and other settlement obligations; and employee-related and other restructuring costs; (ii) adjustments to the net book value of our production facilities in Aldergrove and Delta, British Columbia in order to reflect their selling prices, and other costs associated with the remediation of damages caused by the fire at the Delta facility in November 2020, the closure of the facilities in British Columbia, and their sale; and (iii) the completion of our strategy shift in Latin America that we commenced in the fourth quarter of fiscal 2020.

Other

The following table presents loss from equity method investments, other income (expense), net, and income tax recovery for the nine months ended December 31, 2021 and 2020:

	Nine months ended December 31,
(in thousands of Canadian dollars)	2021	2020	$ Change	% Change
Loss from equity method investments	$(100)	$(40,851)	$40,751	100%
Other income (expense), net	810,769	(21,106)	831,875	3941%
Income tax recovery	490	18,086	(17,596)	(97%)

Loss from equity method investments

The loss from equity method investments was $0.1 million in the nine months ended December 31, 2021, as compared to $40.9 million in the nine months ended December 31, 2020. The year-over-year decrease in the loss is primarily attributable to impairment charges of $32.4 million recognized in the second quarter of fiscal 2021 relating to our equity investment in PharmHouse, as described above in “Expected credit losses on financial assets and related charges”, within our discussion of our results of operations for the nine months ended December 31, 2021. Additionally, in the nine months ended December 31, 2020, we recognized losses associated with our equity investments in both PharmHouse and Agripharm; as these investments were substantially impaired in fiscal 2021, we recognized only a nominal impairment of our remaining investment in Agripharm in the nine months ended December 31, 2021.

Other income (expense), net

Other income (expense), net was an income amount of $810.8 million in the nine months ended December 31, 2021, as compared to an expense amount of $21.1 million in the nine months ended December 31, 2020. The year-over-year change of $831.9 million, from an expense amount to an income amount, is primarily attributable to:

•

Increase in non-cash income of $746.8 million related to the non-cash fair value changes on the liability arising from the Acreage Arrangement, from an expense amount of $249.8 million in the nine months ended December 31, 2020 to an income amount of $497.0 million in the nine months ended December 31, 2021. The income amount recognized in the nine months ended December 31, 2021, associated with a decrease in the liability arising from the Acreage Arrangement, is primarily attributable to a decrease of approximately 73% in our share price from April 1, 2021 to December 31, 2021, relative to a decrease of approximately 59% in Acreage’s share price during that same period. As a result, the model at December 31, 2021 reflects a lower estimated value of the Canopy Growth shares expected to be issued upon a Triggering Event, relative to the estimated value of the Acreage shares expected to be acquired at that time; this resulted in a reduction of the liability amount. Comparatively, the expense amount recognized in the nine months ended December 31, 2020 was primarily attributable to (i) an increase of approximately 53% in our share price from April 1, 2020 to December 31, 2020, resulting in the estimated value of the Canopy Growth shares expected to be issued upon a Triggering Event to be higher relative to the estimated value of the

Acreage shares to be acquired at that same time, partially offset by (ii) the implementation of the Acreage Amended Arrangement in September 2020, which included a reset of the exchange ratio and resulted in other changes to potential scenarios and outcomes associated with the Acreage Arrangement that had been considered in prior valuation models, and had resulted in higher liability balances at those times.

•

Increase in non-cash income of $671.5 million related to fair value changes on the warrant derivative liability associated with the Tranche B Warrants held by CBI. The decrease of $578.1 million in the fair value of the warrant derivative liability (resulting in non-cash income) in the nine months ended December 31, 2021 is primarily attributable to a decrease of approximately 73% in our share price from April 1, 2021 to December 31, 2021, further impacted by a shorter expected time to maturity of the warrants. Comparatively, the increase of $93.5 million in the fair value of the warrant derivative liability in the nine months ended December 31, 2020 was primarily attributable to an increase of approximately 53% in our share price from April 1, 2020 to December 31, 2020, partially offset by a decrease in the risk-free rate and a shorter expected time to maturity of the warrants.

•

Increase in non-cash income of $189.1 million related to the non-cash fair value changes on the Notes, from an expense amount of $107.8 million in the nine months ended December 31, 2020 to an income amount of $81.3 million in the nine months ended December 31, 2021. The year-over-year change is primarily due to the decline in our share price from April 1, 2020 to December 31, 2021 (73%) relative to the increase in our share price of approximately 53% from April 1, 2020 to December 31, 2020, and year-over-year changes in credit spreads.

•

Change of $649.2 million related to non-cash fair value changes on our other financial assets, from an income amount of $385.2 million in the nine months ended December 31, 2020 to an expense amount of $263.9 million in the nine months ended December 31, 2021. The current quarter expense amount is primarily attributable to fair value decreases relating to our investments in the exchangeable shares in the capital of TerrAscend ($166.0 million), and the secured debentures issued by TerrAscend Canada and Arise Bioscience and the TerrAscend Warrants (totaling $89.3 million), driven largely by (i) a decrease of approximately 39% in TerrAscend’s share price from April 1, 2021 to December 31, 2021; and (ii) re-assessments of the probability and timing of changes in federal laws in the United States regarding the permissibility of the cultivation, distribution or possession of marijuana in the second quarter of fiscal 2022. Comparatively, in the nine months ended December 31, 2020 the income amount was primarily attributable to fair value increases relating to our investments in the TerrAscend exchangeable shares ($277.0 million), and the TerrAscend Canada secured debentures and TerrAscend Warrants (totaling $164.3 million), driven largely by an increase of approximately 410% in TerrAscend’s share price from April 1, 2020 to December 31, 2020.

•

Increase in interest expense of $73.9 million, from $3.7 million in the nine months ended December 31, 2020 to $77.6 million in the nine months ended December 31, 2021. The year-over-year increase is primarily attributable to the US$750M debt financing that occurred in the fourth quarter of fiscal 2021.

•

Decrease of $39.3 million in non-cash income related to fair value changes on acquisition related contingent consideration. In the nine months ended December 31, 2020, we recognized income attributable to changes in our assessment of the probability and timing of ebbu Inc. (“ebbu”) achieving certain scientific milestones associated with its acquisition in fiscal 2019. The acquisition related contingent consideration associated with ebbu was settled by the end of fiscal 2021.

•

Decrease in interest income of $12.1 million, from $19.1 million in the nine months ended December 31, 2020 to $7.0 million in the nine months ended December 31, 2021. The year-over-year decrease is primarily attributable to the decrease in interest rates and the divestiture of our interest in RIV Capital in the fourth quarter of fiscal 2021.

Income tax recovery

Income tax recovery in the nine months ended December 31, 2021 was $0.5 million, compared to an income tax recovery of $18.1 million in the nine months ended December 31, 2020. In the nine months ended December 31, 2021, the income tax recovery consisted of a deferred income tax expense of $0.4 million (compared to a recovery of $19.8 million in the nine months ended December 31, 2020) and current income tax recovery of $0.9 million (compared to an expense of $1.7 million in the nine months ended December 31, 2020).

The change of $20.2 million from a deferred income tax recovery to an expense is primarily a result of current year changes being less than prior year in respect of deferred tax liabilities that arose in connection with the required revaluation of the accounting carrying value, but not the tax basis, of property, plant and equipment, intangible assets, and other financial assets. In connection with certain deferred tax assets, mainly in respect to losses for tax purposes, where the accounting criteria for recognition of an asset has yet to be satisfied and it is not probable that they will be used, the deferred tax asset has not been recognized.

The change of $2.6 million from current income tax expense to a recovery arose primarily in connection with legal entities that generated income for tax purposes that could not be reduced by the group’s tax attributes, net of prior years’ return to provision tax recovery.

Net Income (Loss)

Net income in the nine months ended December 31, 2021 was $258.1 million, as compared to a net loss of $1.1 billion in the nine months ended December 31, 2020. The year-over-year change from a net loss to net income is primarily attributable to the year-over-year increase in other income (expense), net, and the year-over-year decreases in (i) asset impairment and restructuring costs; (ii) expected credit losses on financial assets and related charges; and (iii) selling, general and administrative expenses. These changes, contributing to an increase in net income, were partially offset by the year-over-year decrease in our gross margin. These variances are described above.

Adjusted EBITDA (Non-GAAP Measure)

The following table presents Adjusted EBITDA for the nine months ended December 31, 2021 and 2020:

	Nine months ended December 31,
(in thousands of Canadian dollars)	2021	2020	$ Change	% Change
Net income (loss)	$258,128	$(1,054,125)	$1,312,253	124%
Income tax recovery	(490)	(18,086)	17,596	97%
Other (income) expense, net	(810,769)	21,106	(831,875)	(3941%)
Loss on equity method investments	100	40,851	(40,751)	(100%)
Share-based compensation[1]	35,856	72,632	(36,776)	(51%)
Acquisition-related costs	9,788	7,961	1,827	23%
Depreciation and amortization[1]	83,929	98,190	(14,261)	(15%)
Asset impairment and restructuring costs	117,567	459,579	(342,012)	(74%)
Expected credit losses on financial assets and related charges	-	108,480	(108,480)	(100%)
Restructuring costs recorded in cost of goods sold	4,554	15,637	(11,083)	(71%)
Charges related to the flow-through of inventory step-up on business combinations	7,684	1,494	6,190	414%
Adjusted EBITDA	$(293,653)	$(246,281)	$(47,372)	(19%)

[1] From Statements of Cash Flows.

The Adjusted EBITDA loss in the nine months ended December 31, 2021 was $293.7 million, as compared to the Adjusted EBITDA loss of $246.3 million in the nine months ended December 31, 2020. The year-over-year increase in the Adjusted EBITDA loss is primarily attributable to the year-over-year decrease in our gross margin, partially offset by the reduction in our total selling, general and administrative expense. These variances are described above.

Part 3 – Financial Liquidity and Capital Resources

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. As of December 31, 2021, we had cash and cash equivalents of $615.1 million and short-term investments of $807.9 million, which are predominantly invested in liquid securities issued by the United States and Canadian governments. Additionally, we have capacity of $40.0 million under our revolving debt facility with Farm Credit Canada (“FCC”), as well as up to an additional US$500.0 million available under the Credit Facility (as defined below). In evaluating our capital requirements, including the impact, if any, on our business from the COVID-19 pandemic, and our ability to fund the execution of our strategy, we believe we have adequate available liquidity to enable us to meet our working capital and other operating requirements, fund growth initiatives and capital expenditures, settle our liabilities, and repay scheduled principal and interest payments on debt for at least the next twelve months.

Our objective is to generate sufficient cash to fund our operating requirements and expansion plans. While we have incurred net losses on a U.S. GAAP basis and Adjusted EBITDA losses to date, and our cash and cash equivalents have decreased $539.5 million from March 31, 2021 (and, together with short-term investments, decreased $876.2 million from March 31, 2021), as discussed in the “Cash Flows” section below, management anticipates the success and eventual profitability of the business. We have also ensured that we have access to public capital markets through our U.S. and Canadian public stock exchange listings, and in March 2021, we entered into a credit agreement (the “Credit Agreement”) with the lenders and Wilmington Trust, National Association, as administrative agent and collateral agent for the lenders. The Credit Agreement provides for a credit facility (the “Credit Facility”) in the initial aggregate principal amount of US$750.0 million. We continue to review and pursue selected external financing sources to ensure adequate financial resources. These potential sources include, but are not limited to (i) obtaining financing from traditional or non-traditional investment capital organizations; (ii) obtaining funding from the sale of our common shares or other equity or debt instruments; and (iii) obtaining debt financing with lending terms that more closely match our business model and capital needs.

There can be no assurance that we will gain adequate market acceptance for our products or be able to generate sufficient positive cash flow to achieve our business plans. In the nine months ended December 31, 2021, our purchases of and deposits on property, plant and equipment totaled $36.6 million, which were funded out of available cash, cash equivalents and short-term investments. We expect to continue funding these purchases with our available cash, cash equivalents and short-term investments. Therefore, we are subject to risks including, but not limited to, our inability to raise additional funds through debt and/or equity financing to support our continued development, including capital expenditure requirements, operating requirements and to meet our liabilities and commitments as they come due.

Cash Flows

	Nine months ended December 31,
(in thousands of Canadian dollars)	2021	2020
Net cash (used in) provided by:
Operating activities	$(419,125)	$(367,899)
Investing activities	(71,102)	(328,918)
Financing activities	(46,338)	269,140
Effect of exchange rate changes on cash and cash equivalents	(2,942)	(50,539)
Net decrease in cash and cash equivalents	(539,507)	(478,216)
Cash and cash equivalents, beginning of period	1,154,653	1,303,176
Cash and cash equivalents, end of period	$615,146	$824,960

Operating activities

Cash used in operating activities totaled $419.1 million in the nine months ended December 31, 2021, as compared to cash used of $367.9 million in the nine months ended December 31, 2020. The increase in the cash used in operating activities is primarily due to (i) the year-over-year decrease in our gross margin; and (ii) an increase in interest paid, associated with the US$750M debt financing that occurred in the fourth quarter of fiscal 2021. These factors were partially offset by the year-over-year reductions in our total selling, general and administrative expenses, and an improvement in our working capital spending. These variances are described above.

Investing activities

The cash used in investing activities totaled $71.1 million in the nine months ended December 31, 2021, as compared to cash used of $328.9 million in the nine months ended December 31, 2020.

In the nine months ended December 31, 2021, purchases of property, plant and equipment were $36.6 million, as compared to $138.0 million in the nine months ended December 31, 2020. Our investments in both nine-month periods related to our production infrastructure in the United States and an expansion of our Storz & Bickel facilities, with the year-over-year decrease reflecting the substantial completion of our infrastructure build-out.

In the nine months ended December 31, 2021, the net cash outflow relating to acquisitions totaled $14.9 million. In the nine months ended December 31, 2020, we did not complete any acquisitions. Our strategic investments in other financial assets in the nine months ended December 31, 2021 were $374.4 million, and related primarily to the upfront payment made as consideration for entering into the Wana Agreements. Comparatively, in the nine months ended December 31, 2020, we completed strategic investments totaling $151.1 million, including the payment of $49.8 million to Acreage shareholders upon implementation of the Acreage Amended Arrangement, and the loan advance of $67.0 million to Acreage Hempco.

Additional cash inflows during the nine months ended December 31, 2021 related to proceeds of $10.3 million from the sale of certain wholly-owned subsidiaries, and proceeds of $25.7 million from the sale of property, plant and equipment. Additional cash inflows during the nine months ended December 31, 2020 related to proceeds of $30.9 million from the sale of property, plant and equipment, proceeds of $18.3 million from the sale of a portfolio of patents in Germany, and proceeds of $7.0 million from the sale of equity method investments.

Net redemptions of short-term investments in the nine months ended December 31, 2021 were $340.2 million, as compared to net purchases of short-term investments of $83.6 million in the nine months ended December 31, 2020. The year-over-year change reflects the redemption of our short-term investments for the investing activities described above.

Finally, in the nine months ended December 31, 2021, other investing activities resulted in a cash outflow of $16.8 million, primarily related to the payment of acquisition-related liabilities. In the nine months ended December 31, 2021, other investing activities resulted in a cash inflow of $5.3 million, primarily related to a recovery of amounts related to construction financing partially offset by payments of acquisition-related liabilities.

Financing activities

The cash used in financing activities totaled $46.3 million in the nine months ended December 31, 2021, as compared to cash provided of $269.1 million in the nine months ended December 31, 2020. In the nine months ended December 31, 2021, we made repayments of long-term debt in the amount of $50.2 million, primarily related to the term loan assumed upon the completion of the acquisition of Supreme Cannabis on June 22, 2021. Comparatively, in the nine months ended December 31, 2020, we received proceeds of $245.0 million in relation to CBI exercising 18.9 million warrants to purchase our common shares.

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

	Three months ended December 31,		Nine months ended December 31,
(in thousands of Canadian dollars)	2021	2020	2021	2020
Net cash used in operating activities	$(167,380)	$(87,604)	$(419,125)	$(367,899)
Purchases of and deposits on property, plant and equipment	(962)	(47,782)	(36,620)	(137,977)
Free cash flow[1]	$(168,342)	$(135,386)	$(455,745)	$(505,876)

[1]Free cash flow is a non-GAAP measure, and is calculated as net cash provided by (used in) operating activities, less purchases of and deposits on property, plant and equipment.

Free cash flow in the third quarter of fiscal 2022 was an outflow of $168.3 million, as compared to an outflow of $135.4 million in the third quarter of fiscal 2021. The year-over-year increase in the outflow reflects the increase in the cash used for operating activities, as described above, partially offset by the lower purchases of property, plant and equipment associated with the substantial completion of our infrastructure build-out.

Free cash flow in the nine months ended December 31, 2021 was an outflow of $455.7 million, as compared to an outflow of $505.9 million in the nine months ended December 31, 2020. The year-over-year decrease in the outflow reflects the lower purchases of property, plant and equipment associated with the substantial completion of our infrastructure build-out, with our ongoing investments primarily being made in the United States and in the expansion of our Storz & Bickel facilities, partially offset by the increase in the cash used for operating activities, as described above.

Debt

Since our formation, we have financed our cash requirements primarily through the issuance of common shares, including the $5.1 billion investment by CBI in the third quarter of fiscal 2019, and debt. Total debt outstanding as of December 31, 2021 was $1.5 billion, as compared to $1.6 billion as of March 31, 2021. The total principal amount owing, which excludes fair value adjustments related to the Notes, was $1.6 billion at December 31, 2021, as compared to $1.5 billion at March 31, 2021. The increase, from March 31, 2021 to December 31, 2021, is primarily due to the assumption of the Supreme Debentures and the Accretion Debentures as a result of the Supreme Arrangement (all terms as defined below).

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

Other

On August 13, 2019, we entered into a $40.0 million revolving debt facility with FCC. This facility replaced all previous loans with FCC and is secured by our property on Niagara-on-the-Lake, Ontario. The facility bears interest of 3.45%, or the FCC prime rate plus 1.0%, and matures on September 3, 2024. The outstanding balance at December 31, 2021 is $nil.

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

Impairment of goodwill

Goodwill needs to be tested for impairment annually at the measurement date of March 31, or sooner, if events or circumstances indicate that the carrying value of goodwill may not be recoverable. An entity may first perform a qualitative assessment of impairment, and a quantitative analysis is only required if the qualitative assessment is inconclusive.

As a result of the continued decline in the price of our common shares in the third quarter of fiscal 2022, we performed a quantitative interim goodwill impairment assessment for the cannabis operations reporting unit in the global cannabis segment as of December 31, 2021. The estimated fair value of the cannabis operations reporting unit was determined using the market valuation method, which is consistent with the methodology used for our annual impairment test conducted at March 31, 2021. The most significant assumption used in applying the market valuation methodology was the price of our common shares during the third quarter of fiscal 2022. We concluded that the estimated fair value of the cannabis operations reporting unit exceeded its carrying value at December 31, 2021 and, as a result, goodwill is not impaired. However, the fair value of the goodwill associated with our cannabis operations reporting unit only exceeded its carrying value by approximately 15% to 20%. Accordingly, our cannabis operations goodwill is at risk for impairment in future periods. The carrying value of goodwill associated with our cannabis operations reporting unit was $1.8 billion at December 31, 2021. To the extent we continue to experience declines in the price of our common shares, we may be required to perform a quantitative goodwill impairment assessment in future periods.

For the remaining reporting units, we do not believe that an event occurred or circumstances changed during the third quarter of fiscal 2022 that would, more likely than not, reduce the fair value of these reporting units below their carrying value. Therefore, we concluded that the quantitative goodwill impairment assessment was not required. The carrying value of goodwill associated with all other reporting units was $212.3 million at December 31, 2021.

We are required to perform the next annual goodwill impairment analysis on March 31, 2022.

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

A hypothetical 10% change in the U.S. dollar against the Canadian dollar compared to the exchange rate at December 31, 2021, would affect the carrying value of net assets by approximately $63.9 million, with a corresponding impact to the foreign currency translation account within accumulated other comprehensive income (loss). A hypothetical 10% change in the euro against the Canadian dollar compared to the exchange rate at December 31, 2021, would affect the carrying value of net assets by approximately $15.3 million, with a corresponding impact to the foreign currency translation account within accumulated other comprehensive income (loss).

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

Interest rate risk

Our cash equivalents and short-term investments are held in both fixed-rate and adjustable-rate securities. Investments in fixed-rate instruments carry a degree of interest rate risk. The fair value of fixed-rate securities may be adversely impacted due to a rise in interest rates. Additionally, a falling-rate environment creates reinvestment risk because as securities mature, the proceeds are reinvested at a lower rate, generating less interest income. As at December 31, 2021, our cash and cash equivalents, and short-term investments consisted of $1.0 billion, in interest rate sensitive instruments (March 31, 2021 – $1.9 billion).

Our financial liabilities consist of long-term fixed rate debt and floating-rate debt. Fluctuations in interest rates could impact our cash flows, primarily with respect to the interest payable on floating-rate debt.

	Aggregate Notional Value		Fair Value		Decrease in Fair Value - Hypothetical 1% Rate Increase
	December 31, 2021	March 31, 2021	December 31, 2021	March 31, 2021	December 31, 2021	March 31, 2021
Convertible Notes	$600,000	$600,000	$567,042	$687,414	$(7,800)	$(8,010)
Fixed interest rate debt	42,322	3,872	N/A	N/A	N/A	N/A
Variable interest rate debt	901,003	891,677	N/A	N/A	N/A	N/A

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report was made under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer.

Based upon this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There have been no changes in our “internal control over financial reporting” (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

As previously disclosed in the Annual Report, in November 2019, the Company and certain of its current and former officers were named as defendants in a purported class action lawsuit filed in the U.S. District Court for the District of New Jersey (the “Court”). The plaintiffs allege that the defendants made false and/or misleading statements and/or failed to disclose material adverse facts, regarding Canopy Growth’s receivables, business, operations and prospects relating to, among other things, the demand for its softgel and oil products. In November 2020, the defendants moved to dismiss the plaintiff’s second amended complaint and on May 6, 2021, the Court granted the defendant’s motion to dismiss, without prejudice to the plaintiffs filing a third amended complaint with the Court within 30 days. On June 14, 2021, the plaintiffs filed their third amended complaint. Defendants filed their motion to dismiss the third amended complaint on August 16, 2021.

Pursuant to documents filed with the Court on February 4, 2022, the Company has reached an agreement to settle the class action.

The agreement does not constitute any admission of liability or wrongdoing by the Company or its executives. The agreement expressly provides that the Company denies any misconduct or wrongdoing. Preliminary approval of the settlement has been granted by the Court. The agreement is subject to approval by the Court and to other terms.

Item 1A. Risk Factors.

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A in our Annual Report. Except as set forth below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A in our Annual Report.

We have been and may in the future be required to write down intangible assets, including goodwill, due to impairment, which could have a material adverse effect on our results of operations or financial position.

We have in the past and may in the future be required to write down intangible assets, including goodwill, due to impairment, which would reduce earnings. We periodically calculate the fair value of our reporting units and intangible assets to test for impairment. This calculation may be affected by several factors, including general economic conditions, regulatory developments, changes in category growth rates as a result of changing adult consumer preferences, success of planned new product introductions, and competitive activity. Certain events can also trigger an immediate review of goodwill and intangible assets. If the carrying value of our reporting unit and other intangible assets exceed their fair value and the loss in value is other than temporary, the goodwill and other intangible assets are considered impaired, which would result in impairment losses and could have a material adverse effect on our consolidated financial position or results of operations. We have tested the goodwill associated with our cannabis operations reporting unit for impairment in connection with our review of the consolidated financial statements included in this Quarterly Report on Form 10-Q and have determined that there is no impairment of goodwill at this time. However, the fair value of the goodwill associated with our cannabis operations reporting unit only exceeded its carrying value by approximately 15% to 20%. Accordingly, our cannabis operations goodwill is at risk for impairment in future periods. The carrying value of goodwill associated with our cannabis operations reporting unit was $1.8 billion at December 31, 2021. Refer to “Critical Accounting Policies and Estimates” in the MD&A for information regarding our goodwill impairment assessment at December 31, 2021.

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

3.2

Bylaws of Canopy Growth Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 8, 2021).

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

CANOPY GROWTH CORPORATION

Date: February 9, 2022	By:	/s/ David Klein
David Klein
Chief Executive Officer (Principal Executive Officer)

Date: February 9, 2022	By:	/s/ Judy Hong
Judy Hong
Interim Chief Financial Officer (Principal Financial Officer)