Form 10-K
period 2022-03-31
Canopy Growth Corp
filed 2022-05-31
CIK 1737927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $5.5 billion as of September 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the closing sale price of the common shares on The Nasdaq Global Select Market on that date.

As of May 26, 2022, there were 402,858,012 common shares of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this annual report on Form 10-K incorporates certain information by reference from the registrant’s definitive proxy statement with respect to its 2022 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year.

Unless otherwise noted or the context indicates otherwise, references in this Annual Report on Form 10-K (the “Annual Report”) to the “Company”, “Canopy Growth”, “we”, “us” and “our” refer to Canopy Growth Corporation, its direct and indirect wholly owned subsidiaries and, if applicable, its joint ventures and investments accounted for by the equity method; the term “cannabis” means the plant of any species or subspecies of genus Cannabis and any part of that plant, including all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers; and the term “U.S. hemp” has the meaning given to term “hemp” in the U.S. Agricultural Improvement Act of 2018 (the “2018 Farm Bill”), including hemp-derived cannabidiol (“CBD”).

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

PART I

Special Note Regarding Forward-Looking Statements; Risk Factor Summary

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

•	expectations regarding the amount or frequency of impairment losses, including as a result of the write-down of intangible assets, including goodwill;
•

expectations related to our announcement of certain restructuring actions (the “Restructuring Actions”) and any progress, challenges and effects related thereto as well as changes in strategy, metrics, investments, costs, operating expenses, employee turnover and other changes with respect thereto;

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

•	the Wana Agreements (as defined below), including the occurrence or waiver (at our discretion) of the Triggering Event;
•	the grant, renewal and impact of any license or supplemental license to conduct activities with cannabis or any amendments thereof;
•	our international activities and joint venture interests, including required regulatory approvals and licensing, anticipated costs and timing, and expected impact;
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
•

the potential exercise of the warrants held by the CBI Group, pre-emptive rights and/or top-up rights held by the CBI Group, including proceeds to us that may result therefrom or the potential conversion of the Canopy Notes (as defined below) held by the CBI Group;

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

By their nature, forward-looking statements are subject to inherent risks and uncertainties that may be general or specific and which give rise to the possibility that expectations, forecasts, predictions, projections or conclusions will not prove to be accurate, that assumptions may not be correct and that objectives, strategic goals and priorities will not be achieved. A variety of factors, including known and unknown risks, many of which are beyond our control, could cause actual results to differ materially from the forward-looking statements in this Annual Report and other reports we file with, or furnish to, the Securities and Exchange Commission (the “SEC”) and other regulatory agencies and made by our directors, officers, other employees and other persons authorized to speak on our behalf. Such factors include, without limitation, our limited operating history; the risks that our Restructuring Actions will not result in the expected cost-savings, efficiencies and other benefits or will result in greater than anticipated turnover in personnel; risks that we may be required to write down intangible assets, including goodwill, due to impairment; changes in laws, regulations and guidelines and our compliance with such laws, regulations and guidelines; the risk that the COVID-19 pandemic may disrupt our operations and those of our suppliers and distribution channels and negatively impact the demand for and use of our products; consumer demand for cannabis and U.S. hemp products; inflation risks; the risks and uncertainty regarding future product development; our reliance on licenses issued by and contractual arrangements with various federal, state and provincial governmental authorities; the risk that cost savings and any other synergies from the CBI Group Investments may not be fully realized or may take longer to realize than expected; the implementation and effectiveness of key personnel changes; risks associated with jointly owned investments; risks relating to our current and future operations in emerging markets; risks relating to inventory write downs; future levels of revenues and the impact of increasing levels of competition; risks related to the protection and enforcement of our intellectual property rights; our ability to manage disruptions in credit markets or changes to our credit ratings; future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses; the success or timing of completion of ongoing or anticipated capital or maintenance projects; risks related to the integration of acquired businesses; the timing and manner of the legalization of cannabis in the United States; business strategies, growth opportunities and expected investment; the adequacy of our capital resources and liquidity, including but not limited to, availability of sufficient cash flow to execute our business plan (either within the expected timeframe or at all); counterparty risks and liquidity risks that may impact our ability to obtain loans and other credit facilities on favorable terms; the potential effects of judicial, regulatory or other proceedings, or threatened litigation or proceedings, on our business, financial condition, results of operations and cash flows; risks related to stock exchange restrictions; risks associated with divestment and restructuring; volatility in and/or degradation of general economic, market, industry or business conditions; our exposure to risks related to an agricultural business, including wholesale price volatility and variable product quality; third-party manufacturing risks; third-party transportation risks; compliance with applicable environmental, economic, health and safety, energy and other policies and regulations and in particular health concerns with respect to vaping and the use of cannabis and U.S. hemp products in vaping devices; the anticipated effects of actions of third parties such as competitors, activist investors or federal, state, provincial, territorial or local regulatory authorities, self-regulatory organizations, plaintiffs in litigation or persons threatening litigation; changes in regulatory requirements in relation to our business and products; and the factors discussed under the heading “Risk Factors” in this Annual Report. Readers are cautioned to consider these and other factors, uncertainties and potential events carefully and not to put undue reliance on forward-looking statements.

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

Risk Factor Summary

•	We have a limited operating history and our growth strategy may not be successful.
•	We may not be able to achieve or maintain profitability and may continue to incur losses in the future.
•	We have been and may in the future be required to write down intangible assets, including goodwill, due to impairment.
•	Our products are new; there is limited long-term data with respect to the efficacy, side effects and safety of our products; and our products have been and may be in the future subject to recalls.
•	We are subject to extensive regulation and licensing and may not successfully comply with all applicable laws and regulations.
•

The production and distribution of our products are subject to disruption, the risks of an agricultural business and the risk that third party suppliers and distributors may not perform their obligations to us.

•	Our entry into new markets is subject to risks normally associated with the conduct of business in foreign countries.
•	Our business has been and may continue to be adversely affected by the COVID-19 pandemic.
•	Our businesses face highly competitive conditions.
•	Intellectual property is key to our growth strategy and we may be unable to obtain or enforce our intellectual property rights.
•	CBI has significant influence over us and may acquire 143,896,933 additional common shares.
•	The price of our common stock has been and may continue to be highly volatile.
•	We are subject to other risks generally applicable to our industry and the conduct of our businesses.

Item 1. Business.

Introduction

Canopy Growth is a world-leading cannabis consumer packaged goods (“CPG”) company which produces, distributes, and sells a diverse range of cannabis, hemp, and CPG products. Cannabis products are principally sold for recreational and medical purposes under a portfolio of distinct brands in Canada pursuant to the Cannabis Act, SC 2018, c 16 (the “Cannabis Act”), and globally pursuant to applicable international and Canadian legislation, regulations, and permits. Canopy Growth is also active in the cannabis accessory, hemp-derived CBD, skin care and wellness, and sports performance beverage categories. Our core operations are in Canada, the United States, and Germany.

We intend to maintain a leading position in the cannabis and related industries, as well as expand the reach of our products in our core markets. From product and process innovation to market execution and everything in between, we are driven by a passion for leadership, a commitment to drive the industry forward, and above all else, providing our consumers the best possible experiences based on our vision of unleashing the power of cannabis to improve lives.

Using a consumer-driven approach, and supported by industry-leading R&D, we provide a portfolio of differentiated products that offer unique experiences and effects to our consumers. We believe that this will establish a dominant business in our core markets, with the potential to generate a significant and sustained return on invested capital over the long-term. Our distinct cannabis brands include Tweed, 7ACRES, DOJA, Vert, Deep Space, and Ace Valley in the recreational channel, with Spectrum Therapeutics, as our medical brand, and Martha Stewart, Quatreau, and whisl as part of our collection of health and wellness hemp-derived CBD products. Our curated cannabis product formats include dried flower, oil, softgel capsules, edibles, vapes and beverages as well as a wide range of cannabis accessories. In addition, our consumer products brands which include Storz & Bickel GmbH (“Storz & Bickel”), This Works Products Ltd. (“This Works”), and BioSteel Sports Nutrition Inc. (“BioSteel”) provide complementary and innovative product offerings.

As a responsible corporate citizen, we maintain initiatives designed to help patients and consumers safely, effectively and responsibly use cannabis in addition to advancing community engagement and social justice initiatives aimed at undoing the harms of prohibition. Our initiatives have included activities such as a partnership with National Expungement Works, the only organization of its kind in the United States that provides locale-specific record-clearing services, including wrap-around services, to those who have been adversely impacted by the enforcement of the justice system for cannabis-related incidents, and a three-way partnership with the University of British Columbia and British Columbia Ministry of Mental Health and Addictions to create the Canopy Growth Professorship of Cannabis Science in response to the need for novel substance use interventions in the overdose crisis.

Canopy Growth was incorporated pursuant to the provisions of the Canada Business Corporations Act on August 5, 2009 under the name LW Capital Pool Inc. The Company changed its name to Tweed Marijuana Inc. on March 26, 2014, and later to Canopy Growth Corporation on September 17, 2015. Prior to completing our qualifying transaction on April 3, 2014, Canopy Growth was a “capital pool company” under Policy 2.4 of the TSX Venture Exchange (“TSXV”) Corporate Finance Manual. As a capital pool company, Canopy Growth had no assets other than cash and did not carry on any operations. On July 26, 2016, Canopy Growth graduated from the TSXV to the Toronto Stock Exchange (the “TSX”). On February 1, 2017, the trading symbol for our common shares on the TSX was changed to “WEED”. On May 24, 2018, our common shares commenced trading on the New York Stock Exchange (the “NYSE”) with the trading symbol “CGC.” On the close of business on November 13, 2020, our common shares ceased trading on the NYSE and on November 16, 2020, our common shares commenced trading on The NASDAQ Global Select Market (“NASDAQ”) at market open with the trading symbol “CGC”.

Our principal executive offices are located at 1 Hershey Drive, Smiths Falls, Ontario, K7A 0A8. We conduct our business both through our wholly-owned subsidiaries as well as through a variety of joint ventures and other entities.

Business Segments

The Company reports its financial results for the following two operating segments, which are also its reportable segments:

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

In the fourth quarter of the year ended March 31, 2022, the Company changed the composition of its reporting units within the global cannabis segment as a result of (i) the completion of the C3 Divestiture (defined below); and (ii) a strategic shift in the Company’s KeyLeaf Life Sciences (“KeyLeaf”) business to focus on non-cannabis extraction activities. There were no changes to the reporting units included in the Company’s other consumer products segment in the year ended March 31, 2022.

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

•

Focusing on markets and product categories with the highest and most tangible profit opportunities in the near term. Core markets are Canada, the United States and Germany, with industry focus on recreational and medical channels. Further, in the United States, in addition to our hemp-derived CBD product offerings, we are also focused on building a robust U.S. THC ecosystem in preparation for entry into the market when federally permissible.

•	Driving quality in all aspects of our operation to be positioned to deliver the right product, at the right time and at the right price from the right facility.
•

Continuing to lead the industry and set industry standards. This includes initiating the next phase of the cannabis industry evolution and shaping how the industry evolves. We continue to give back to neighbours and communities through ongoing initiatives such as our partnerships with record-clearing and expungement organizations in Canada and the United States that provide record-clearing and ancillary services to those who have been disproportionately impacted by the enforcement of the justice system for cannabis-related incidents.

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

Credit Facility

On March 18, 2021, Canopy Growth and its direct, wholly owned subsidiary 11065220 Canada, Inc. (together with Canopy Growth, the “Borrowers”) entered into a credit agreement (the “Credit Agreement”) with the lenders party thereto (the “Lenders”) and Wilmington Trust, National Association, as administrative agent and collateral agent for the Lenders. The Credit Agreement provides for a five-year senior secured term loan facility in an aggregate principal amount of US$750 million (the “Credit Facility”). Canopy Growth also has the ability to obtain up to an additional US$500 million of incremental senior secured debt pursuant to the Credit Agreement. The obligations of the Borrowers under the Credit Facility are guaranteed by material Canadian and U.S. subsidiaries of Canopy Growth. The Credit Facility is secured by substantially all of the assets, including material real property, of the Borrowers and each of the guarantors. The Credit Agreement contains representations and warranties, and affirmative and negative covenants, including a financial covenant requiring minimum liquidity of US$200 million at the end of each fiscal quarter. The gross proceeds, net of fees and expenses, will be used by Canopy Growth for working capital and general corporate purposes, including without limitation, growth investments, acquisitions, capital expenditures, and strategic initiatives. Please refer to “Part 1 – Business Overview - Recent Developments” under Item 7 of this Annual Report for more information on the Credit Agreement.

Supreme Acquisition

On June 22, 2021, Canopy Growth and The Supreme Cannabis Company, Inc. (“Supreme Cannabis”) completed an arrangement (the “Supreme Arrangement”) pursuant to which we acquired 100% of the issued and outstanding common shares of Supreme Cannabis (the “Supreme Shares”). Supreme Cannabis is a producer of recreational, wholesale and medical cannabis products, with a diversified portfolio of distinct cannabis companies, products and brands. The Supreme Arrangement added premium brands to our portfolio, namely Supreme Cannabis’ premium brands 7ACRES and 7ACRES Craft Collective, which complement our current consumer offering and strengthen our brand portfolio. Supreme Cannabis’ Blissco and Truverra brands also added breadth to our market presence in both the recreational and medical markets. Lastly, Supreme Cannabis’ hybrid-greenhouse cultivation facility at Kincardine, Ontario has a demonstrated capability of consistently producing premium flower from sought-after strains at low cost with significant potential for scaling.

Canada

Recreational and Medical Cannabis Markets

We have aligned our infrastructure to match market growth projections and we are focused on leveraging our capabilities and scale to achieve profitability in the medium term. Our strategy in Canada includes:

•

Continuing the launch of our portfolio of innovative, consumer-centric, premium-focused recreational cannabis products, specifically: inhalable cannabis (whole and pre-rolled flower, vape & concentrates), ingestible cannabis (e.g. edible formats like gummies and beverages), and cannabis extracts (predominantly oils and softgels) across Canada.

•

Strengthening our connection with our consumers by offering brands and products that delight, and driving consumer loyalty. We continue to leverage consumer insights, our intellectual property and product innovation capability, and our cultivation and manufacturing infrastructure to consistently develop the highest-quality products at each price segment. Our goal is to educate consumers and normalize the use of cannabis on a variety of occasions, build brand awareness and recognition, and establish direct connections with our consumers.

•

Increasing our medical cannabis network and solidifying our position as a trusted leader in the Canadian medical cannabis market by offering a wide range of cannabis products across a variety of brands, formats and strains that serve the needs of medical patients through Spectrum Therapeutics, our medical cannabis brand, distributed through an e-commerce shop.

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

As of May 26, 2022, we have over 90 cannabis retail stores operating under the Tweed or Tokyo Smoke banner, of which 33 are corporate-owned stores and the balance are independently operated by our strategic partners pursuant to certain strategic partnership agreements. Tweed has 20 corporate-owned brick and mortar locations selling cannabis across Alberta, Manitoba, Newfoundland and Labrador and Saskatchewan and has a branded e-commerce presence in Manitoba, Nunavut and Saskatchewan. Tokyo Smoke operates 13 corporate-owned retail cannabis stores in Alberta and Manitoba and an e-commerce platform in Manitoba. Please refer to “Risk Factors” under Item 1A and “Part 1 – Business Overview—Update on COVID-19” under Item 7 of this Annual Report for further discussion.

In Ontario, we have entered into multi-year master strategic partnership agreements to enable our development partners to expand our Tokyo Smoke and Tweed branded retail footprints. Our strategic partners currently operate over 60 retail stores across the province.

European Medical Cannabis Market

Our primary strategy in the European medical cannabis market is to increase access to our medical cannabis products for medical customers in countries where it is federally permissible to do so, and to position ourselves as a trusted market leader in those countries.

Our Spectrum Therapeutics medical brand is a global leader in medical cannabis. Spectrum Therapeutics produces and distributes a diverse portfolio of medical cannabis products to healthcare practitioners and medical customers in Canada, and in several other countries where it is federally permissible to do so. Through our Spectrum Therapeutics brand, our strategy encompasses our medical channel in Germany, Poland, and the Czech Republic.

On December 15, 2021, we entered into an agreement to divest all of our interest in C3 Cannabinoid Compound Company GmbH (“C3”) to a European pharmaceutical company headquartered in Germany (the “C3 Divestiture”). C3 develops and manufactures cannabinoid-based pharmaceutical products, including dronabinol, for distribution in Germany and certain other European countries. The C3 Divestiture was completed on January 31, 2022. As a result of the C3 Divestiture, we expect to avoid future operational complexities associated with C³ and significantly reduce short-term capital investment requirements related to C3.

Australian Cannabis Market

We continue to develop the Australian market by focusing on an asset-light model which emphasizes use of third-party licenses. Through our global Spectrum Therapeutics brand, our consumer product brands such as BioSteel and This Works, our Storz & Bickel line of medically approved vaporizers, our strategy encompasses continuing the medical sales that began in Australia in May 2019 and supporting Australian patients through imports that are compliant with local regulations providing Australian prescribers with the option of cannabis products including oils, soft gels and flower.

Commercialization Activities in the United States

The key elements of our U.S. commercialization strategy include:

•

In June 2019, we implemented a plan of arrangement (the “Original Acreage Arrangement”) pursuant to an arrangement agreement dated April 18, 2019, as amended on May 15, 2019, with Acreage (the “Acreage Arrangement Agreement”), a leading United States multi-state cannabis operator. In September 2020, following receipt of all required approvals, we entered into a second amendment to the Acreage Arrangement Agreement (the “Acreage Amending Agreement”) and implemented an amended and restated plan of arrangement (the “Acreage Amended Arrangement”). Pursuant to the the Acreage Amended Arrangement, following the occurrence or waiver (at our discretion) of changes in U.S. federal law to permit the general cultivation, distribution, and possession of marijuana or to remove the regulation of such activities from the federal laws of the United States and subject to the satisfaction or waiver of the conditions set out in the Acreage Arrangement Agreement (as modified by the Acreage Amending Agreement), we (i) agreed to acquire approximately 70% of the issued and outstanding shares of Acreage, and (ii) obtained the right to acquire the other approximately 30% of the issued and outstanding shares of Acreage. The acquisition of Acreage, if completed, will provide an immediate pathway into cannabis markets in the United States; in the interim, Canopy Growth and Acreage will continue to operate as independent companies until completion of the Acreage Amended Arrangement. See “—U.S. Regulatory Framework—The Acreage Arrangement.”

•

In December 2019, we launched a line of hemp-derived CBD oils and softgels under the First + Free brand in certain U.S. states where not prohibited under state law. In April 2020, we launched our first line of hemp-derived topical CBD products in certain U.S. states where not prohibited under state law.

•	In September 2020, we launched a line of hemp-derived CBD oils, softgels and edibles under the licensed Martha Stewart brand in certain U.S. states where permissible under state law.
•

In October 2020, BioSteel announced the expansion of the company’s U.S. footprint with industry leading distributors, Manhattan Beer and Reyes Beer Division for its ready-to-drink beverages available for sale across the United States.

•

Following the successful launch of Martha Stewart CBD, we launched Martha Stewart CBD for Pet in January 2021 for sale in certain U.S. states where permissible under state law. The Martha Stewart CBD for Pet product portfolio includes oil drops and soft-baked chews in three gourmet flavour combinations and formulas – Wellness, Calm and Mobility – designed to support pet mental and physical well-being.

•

In February 2021, we launched SurityPro - A New Generation of CBD Products for Dogs in certain U.S. states where permissible under state law. The new generation of advanced pet specialty CBD products include soft chews and oil drops that support calm behavior, joint health and flexibility, healthy aging, and overall physical and mental well-being in dogs.

•

In March 2021, we launched our first line of hemp-derived CBD beverages, under the Quatreau brand in certain U.S. states where not prohibited under state law. Following the launch of Quatreau, we executed a master distribution agreement in April 2021 with Southern Glazer’s Wine & Spirits, a pre-eminent distributor of beverage alcohol in the United States, as a distribution partner for our U.S. portfolio of hemp-derived CBD-infused beverages and Martha Stewart branded CBD products.

•	In September 2021, we launched a nicotine-free CBD wellness vape, whisl, for sale in states where not prohibited under state law.
•

Building recognition of our Tweed and Tokyo Smoke brands in advance of the potential future permissibility of cannabis in the United States. In connection with the Acreage Arrangement Agreement, Canopy Growth and Acreage executed a licensing agreement which provides Acreage with a license to use Canopy Growth’s intellectual property, on a no-fee basis. In accordance with this licensing agreement, in December 2019, Acreage began selling certain Tweed-branded cannabis products at select dispensaries in Illinois, Maine, Massachusetts and Oregon. The licensing agreement was amended and restated by the A&R Acreage License (as defined below) on June 24, 2020 pursuant to which the licensors and Canopy Growth granted Acreage a non-exclusive right to use and sublicense certain systems, trademarks and intellectual property within the United States. See “—U.S. Regulatory Framework—The Acreage Arrangement.” Any products sold by Acreage under the Tweed brand in the United States are cultivated and processed by Acreage at its facilities in the respective states in the United States where permissible under state laws.

•

On October 14, 2021, Canopy Growth and Mountain High Products, LLC, Wana Wellness, LLC and The Cima Group, LLC (collectively, “Wana” and each, a “Wana Entity”) entered into definitive agreements (the “Wana Agreements”) providing us with the right, upon the occurrence or waiver (at our discretion) of the Triggering Event (as defined below), to acquire 100% of the outstanding membership interests of Wana (collectively, the “Wana Purchase Option”). Wana manufactures and sells gummies in the state of Colorado and licenses its intellectual property to partners, who manufacture, distribute, and sell Wana-branded gummies across the United States, including in California, Arizona, Illinois, Michigan and Florida. Wana currently has a footprint in 13 U.S. states as well as in Puerto Rico, and across Canada. Wana expects to have license agreements in place in up to a total of 20 U.S. states, including in future adult-use markets in New York and New Jersey, prior to the end of calendar 2022. Until such time as we exercise our right to acquire each Wana Entity, we will have no economic or voting interest in Wana, we will not control Wana, and we and Wana will continue to operate independently.

•

On May 18, 2022, Canopy Growth and Lemurian, Inc. (“Jetty”), a California-based producer of high-quality cannabis extracts and clean vape technology, announced that they entered into definitive agreements (the “Jetty Agreements”) providing Canopy Growth, by way of a wholly-owned subsidiary (“Canopy Sub”), the right to acquire, upon federal permissibility of THC in the U.S. or earlier at our election, up to 100% of the outstanding capital stock of Jetty.

Developing Intellectual Property and Innovative New Products

We have long believed that a significant opportunity exists to expand our total addressable market and create new consumer segments by developing innovative new recreational products that include cannabis and cannabinoids as ingredients catered to consumer need-states, such as sleep and relaxation, and consumption occasions. We have been continuously focused on conducting R&D of intellectual property related to:

•

Innovation and new product development, including our portfolio of innovative second phase of recreational cannabis products, specifically, ingestible cannabis, cannabis extracts and cannabis topical products (“Cannabis 2.0”) that have been or will be rolled-out across Canada and other markets where it is federally permissible.

•

Creating novel applications for CBD. With the acquisition of BioSteel and This Works, we have added a platform that can be leveraged for infusing CBD, in the case of BioSteel, in sports nutrition and hydration beverages, and, in the case of This Works, in beauty, wellness, and sleep products, all in accordance with applicable state laws. BioSteel presently has a range of CBD-infused sports nutrition products in certain U.S. states, available through shopcanopy.com and other third-party retailers. This Works has also launched  sleep, stress and skincare line extensions infused with CBD through its “deep sleep”, “stress check”, “morning expert” and “my wrinkles” product franchises.

•

Creating evidence-based, protectable product formulations and driving these products through robust clinical and consumer studies towards the creation of new cannabis-based products, cannabis formulations and dose delivery systems.

Our intellectual property portfolio includes 195 issued patents and 233 patent applications as of May 26, 2022, covering plant genetics, post-growth processing (e.g. extraction, isolation and purification), equipment, synthetic chemistry (e.g. new chemical entities and synthetic pathways), formulations, human and animal health, edibles, packaging and vape devices.

Our Products

Cannabis Products

We produce and sell various cannabis products, including dried cannabis flower, extracts and concentrates,  beverages, gummies, and vapes in Canada and other locations where federally permissible. Our cannabis products are sold both in the direct-to-patient markets for medicinal use, as well as in the recreational market following the enactment of the Cannabis Act and the amendments thereto which provided for the legalization and regulation of Cannabis 2.0 products such as beverages, gummies, and vapes. Our cannabis products are sold under a variety of brand names described under “Brand Portfolio” below and are intended to position us as a leader in both the medical and recreational markets.

Our cannabis products include:

•	Dried Flower: We pride ourselves on growing high quality cannabis, which is packaged for sale as dried flower and pre-rolled joints. We sell dried flower in both the medical and recreational markets.
•

Extracts and Concentrates:  Using high-quality inputs, we produce cannabis extracts using state-of-the-art supercritical fluid CO2 extraction technologies to create cannabis extract products with different ratios of THC and CBD in order to meet the unique needs of our customers. This category includes softgel capsules which offer a convenient, precise, and discrete dosing solution for those interested in consuming their cannabis in pill form, and are available in a variety of concentrates, from micro to full doses.

•

Cannabis-infused beverages, which are being produced in our licensed beverage facility in Smiths Falls, Ontario. Through our extensive R&D efforts, we have developed a process that distills whole flower cannabis into a clear liquid that we refer to as “Distilled Cannabis,” which is used as an active ingredient in our THC and CBD infused beverages. We offer our beverages in a variety of flavours and sizes under the Tweed, Quatreau, Ace Valley and Deep Space brands. We believe that cannabis-infused beverages that offer sophisticated taste and dose control with a rapid onset and shorter duration can be tailored to meet specific outcomes across a variety of consumption occasions.

•

Cannabis-infused gummies, which are produced in our factory in Smiths Falls, Ontario as well as through various contract manufacturers.  These cannabis-infused gummies are made using sativa and/or indica-dominant cannabis distillate, various minor cannabinoids and other simple ingredients. Current products in our gummies portfolio are sold with one to ten gummies per pack, each gummie containing up to 10 milligrams of THC or up to 20 milligrams of CBD, offering a discreet and dosable cannabis experience. We offer our gummies in a variety of flavours and sizes under the Tweed Xpress, Twd., Deep Space Xpress and Ace Valley brands.

•

Cannabis vapes are designed to bring effective and reliable technology to the vaping category. Our “510” vape concentrate cartridges are available in a variety of Tweed, Twd., DOJA and Ace Valley strains, and with a range of THC and CBD levels. In addition to the "510" cartridges, we offer Ace Valley branded all-in-one vape pens. We also offer our proprietary Tokyo Smoke Luma closed loop pod system through our Spectrum Therapeutics medical channel.

Recent reports on vape safety in North America underscore the importance of Canadian federal regulation for vape pen devices. Our vape cartridges are tested to the FDA standard for leachability to ensure the reduction of heavy metal poisoning and contaminants leaching into the extract. Our vape products are produced using UL 8139 Certified Safe Manufacturing standards, meaning that each component of our hardware has been certified by Underwriters Laboratories (“UL”), or undergoing the review process with certification expected in advance of product on-sale dates. UL 8139 evaluates the safety of the integrated systems of a vape device and safety features and mechanisms that protect the user from harm when using the device. UL also has a standard for battery cells in isolation known as UL 1642. All of our battery cells are certified UL 1642. Further, our vapes are tamper-resistant and adhere to Health Canada’s regulations. We are continually reviewing and testing all inputs to ensure the highest quality and reliability of cannabinoids, terpenes, and tamper-resistance features.

Hemp-Derived CBD Human Products

Our branded, hemp-derived CBD  products that have been brought to market in certain U.S. states where not prohibited under state law include: (i) our Martha Stewart line of hemp-derived CBD isolate products, including confections, oils, and softgels launched in September 2020, (ii) our Quatreau line of hemp-derived CBD isolate sparkling water launched in March 2021, (iii) First +  Free line of hemp-derived CBD optimized spectrum products, (iv) BioSteel’s line of “CBD for Sport” nutrition products; and (v) This Works’ range of clinically-proven and 98% natural skincare boosters expertly blended with 1% pure hemp-derived CBD isolate, available for purchase at shopcanopy.com.

Developed as a result of our investments in technology and testing, these CBD products were created by extracting and isolating derivatives from the hemp plant to produce consistent CBD formulations that are packaged in easy-to-use formats. Our Martha Stewart, Quatreau, First + Free, and BioSteel hemp-derived CBD products are manufactured in the United States, contain 99% pure CBD isolate and less than 0.3% THC.  This Works’ Boosters CBD is extracted from high purity CBD isolate and is tested at three stages throughout our product development process, which ensures the product is pure, legal and highly effective. We are committed to selling high quality, tested and reliable products, and ensuring we make no claims unless clinically validated. This means selling our products only in U.S. states where we believe such sales are permissible under state law in order to ensure compliance with state consumer protection mandates and following the most stringent state laws regarding the sale of CBD.

Hemp-Derived Broad Spectrum CBD Pet Products

Our branded, hemp-derived broad spectrum CBD pet products that have been brought to market in certain U.S. states where not prohibited under state law include: (i) our Martha Stewart line of hemp-derived broad spectrum CBD dog chews launched in January 2021, and (ii) our SurityPro line of hemp-derived broad spectrum CBD dog chews launched in January 2021.

As the leader in pet CBD research and science, Canopy Growth has conducted many studies into the safety and effects of cannabinoids in dogs and cats. Our studies demonstrate that the products are well-tolerated and can safely be used towards achieving positive health effects. To address the various needs in dogs, Canopy Growth has developed the Martha Stewart and SurityPro product lines. These products are made in the U.S., backed by science, and endorsed by the industry’s leading authority on non-pharmaceutical animal health products, the National Animal Supplement Council (“NASC”).  We follow all NASC guidelines – which require independent lab testing to confirm CBD concentration and ensure products comply with quality standards, including testing of pesticide, solvent, microbe, and heavy metal levels, as these can be detrimental to a pet's health.

Devices and Delivery Technology

In addition to the vape pens and cartridge products that we offer in the legal cannabis market in Canada, through Storz & Bickel we manufacture and sell medical herbal vaporizer devices. Storz & Bickel has developed a factory that is certified internationally for the production of medical devices, and exports medically approved vaporizers and other similar devices to over 100 markets around the world. In May 2019, Health Canada issued a medical device license for Storz & Bickel’s “Volcano Medic 2,” an advanced vaporizer device for medical use. In May 2021, Storz & Bickel received the medical device license for their Mighty+ Medic, a battery powered vaporizer for medical use.  This license permits distribution of the Volcano Medic 2 and Mighty+ Medic to medical institutions, clinics, and patients in Canada, including distribution through Spectrum Therapeutics in Australia and Germany.

Brand Portfolio

Our diverse brand portfolio makes it possible for us to effectively reach different audiences of consumers who newly or consistently use cannabis for a variety of needs and occasions throughout their day. Our brands include brands that we own, as well as brands that we license from others, referred to as our “Affiliated Brands” below:

Global Cannabis	Other Consumer Products

•     Tweed

•     7ACRES

•     7ACRES Craft Collective

•     DOJA

•     Ace Valley

•     Quatreau

•     Deep Space

•     First + Free

•     Surity Pro

•     Spectrum Therapeutics

•     Vert

•     Tokyo Smoke

•     Twd.

•     HiWay

•     Simple Stash

•     whisl

•     Truverra

Affiliated Brands • Martha Stewart CBD • DNA Genetics	• BioSteel • Storz & Bickel • This Works

Global Cannabis

Tweed – Tweed is our flagship cannabis brand. Tweed products include dried flower, pre-rolls, vapes, oils, soft gels, edibles and beverages.

7ACRES – 7ACRES is a premium flower brand with superior strain variety and genetics, hang dried and hand finished for premium aroma and flavour. Offerings include premium flower, pre-rolls, vape and concentrates.

7ACRES Craft Collective – 7ACRES Craft Collective is a cannabis brand that brings together some of the most sought-after cultivars, with a focus on high THC and quality, from Canada’s most talented craft producers.

DOJA – Doja is a premium brand that is grown with care for a superior smoking experience. Doja products include dried flower and pre-rolls.

Ace Valley – Ace Valley is a cannabis brand focused on ready-to-enjoy products. We offer a range of well-designed pre-rolls, vapes and gummies across Canada.

Quatreau – Quatreau is a line of refreshing, naturally-flavoured, infused sparkling water beverages, offering THC and CBD options in Canada, and hemp-derived CBD-only options in the U.S.

Deep Space – Deep Space is a line of full-flavoured cannabis-infused classic soft drink beverages with a higher dose of THC than other offerings across our portfolio, with 10 milligrams of THC per serving in a 222-milliliter mini can. Deep Space Xpress gummies are cannabis-infused gummies with the maximum potency of 10mg THC per gummie, currently in two soft drink inspired flavours.

First + Free – First + Free is a pure CBD extract supplement brand that provides functional wellness solutions in oil and softgel formats.

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

Vert– Vert is a recreational cannabis brand, focused in the Canadian province of Quebec that delivers products to Quebec consumers. Vert products include dried flower, pre-rolls, and hash, a cannabis extract.

Tokyo Smoke – Tokyo Smoke is a retail and cannabis accessory brand delivering immersive experiences to consumers through best-in-class retail stores and offering a range of unique branded and designed cannabis products.

Twd. – Twd. is a value-forward brand that offers a lower price point without sacrificing quality. Twd. products include dried flower, pre-rolls, vapes, oils and edibles.

HiWay – HiWay is a value brand in the market that offers a variety of products (flower, pre-rolls, vapes and hash) at a convenient price point and level of trusted quality that our consumers rely on.

Simple Stash – Simple Stash is an ultra-value flower brand for the everyday consumer. Simple Stash products include dried flower and pre-rolls.

whisl - The whisl brand is a line of hemp-derived CBD vapes equipped with a sleek, rechargeable battery, crafted from lightweight aluminum.

Truverra – Truverra is a brand committed to providing innovated cannabis products in a variety of formats including oils, pre-rolls, whole flower, edibles, concentrates and vapes.

Affiliated Brands

Martha Stewart CBD – Combining gourmet flavours with state-of-the-art CBD, Martha Stewart’s line includes wellness gummies, softgels and oils, and more recently as of 2021, a line of CBD soft baked chews for dogs.

DNA Genetics – DNA is a premium cannabis brand that offers superior genetics married with legacy market growing techniques. Products include dried flower and pre-rolls.

Other Consumer Products

BioSteel – BioSteel is a sports nutrition and hydration brand focused on quality ingredients. Originally formulated for professional athletes, BioSteel products are now used by athletes and active individuals everywhere.

Storz & Bickel – Based in Tuttlingen, Germany, Storz & Bickel are designers and manufacturers of medically approved herbal vaporizers, most notably the Volcano Medic and the Mighty Medic.

This Works – Founded in London, England, This Works offers a range of high-quality natural skincare and sleep solution products. Through a unique approach of formulating solutions that work in harmony with the 24-hour body clock, This Works has evolved its product lines beyond a traditional viewpoint to a more complete regimen.

Our Operations

Canadian Operations

Recreational

In fiscal 2022, we added a hybrid greenhouse cultivation and manufacturing facility in Kincardine, Ontario through the acquisition of Supreme Cannabis. This facility is purpose built for premium quality cannabis flower cultivation at low-cost. The facility also has packaging and manufacturing conversion capabilities that are planned to be moved to our Smiths Falls manufacturing site in the second quarter of fiscal 2022. The Kincardine facility has now become one of our premiere cultivation spaces and a focal point of our premiumization strategy. As a result, we made the decision to close our Niagara-on-the-Lake greenhouse in December 2021.

Through our in-house manufacturing capabilities of recreational cannabis products, we can process bulk cannabis flower, whether internally or externally sourced, into high quality cannabis flower products as well as a full spectrum of Cannabis 2.0 products produced from our internal extraction capacity. Such extracted cannabis oil is either turned into distillate or isolate which in turn feeds our manufacturing process for existing products as well as our innovation pipeline. We are confident that our production and manufacturing capabilities and know-how are sufficient to meet the diverse needs of our recreational and medical cannabis consumers in Canada.

Our innovation pipeline continues to focus on insights driven, consumer focused products that in some cases represent net new offerings and line extensions to product formats already in the market.

As the Canadian cannabis market matures, we expect to see opportunities to outsource manufacturing.  Excess capacity at other cannabis producers and processors presents Canopy Growth with an opportunity to accelerate speed to market, avoid capital investments until a critical sales volume is achieved, and provides us with surge capacity during peak periods.  All of this resulting in a more streamlined, agile, and cost-effective supply chain.

Medical

Direct-to-Patient: Under the Cannabis Act, license holders are able to distribute medical cannabis through the mail to registered customers. Through the Spectrum Therapeutics website, customers who have successfully registered with Tweed in accordance with the Cannabis Act are able to purchase products online and have them shipped directly to the address indicated on their registration document.

Access: We have developed several programs to improve access to medical cannabis for authorized patients. First, we provide an income-tested Compassionate Pricing Program whereby eligible low-income patients may obtain a 20% discount off regular prices of medical cannabis. We also have multiple offerings for veterans of the Canadian Armed Forces, including: a group of customer care agents dedicated to assisting veterans with registration, ordering and insurance coverage; pre-approval and direct billing of Veterans Affairs Canada (“VAC”) to ensure uninterrupted access to medication; full coverage (through VAC) of all products offered in our online Spectrum Therapeutics medical shop, which means that veterans do not have to pay out of pocket for any product; special offers on our Storz & Bickel devices. We also provide support through our customer care team to help patients identify if their medication is covered under the growing number of private health plans that have a medical cannabis component.

Health Care Professional Engagement: A key focus for the medical business continues to be a multifaceted approach to reach doctors, nurse practitioners, and other key health care providers through direct and indirect outreach. We have established a presence at certain major medical conferences to share our proprietary research to further the understanding of how our products can be used to help improve quality of life for patients. We are committed to collaborating with the medical community to create and execute the highest quality medical education programs with broad appeal on topics like chronic pain control, opioid sparing, dosing and administration and integration of medical cannabis into clinical practice; and engaged regional, national, and international key opinion leaders through scientific webinars aimed at peer-to-peer education. By leveraging our investment in real world studies and other clinical trials, we continue to strengthen our relationships with many of the leading names in cannabinoid science and medical cannabis, which includes recruitment for our Global Chronic Pain Patient Registry that began in Canada in late 2020.

In our effort to promote brand recognition without advertising our products directly to the public, we work closely with patient educators of specialty medical cannabis clinics and continue to hold community events (to the extent allowable within the regulatory environment), in order to build relationships and visibility for our brands.

Global Operations

In recent years, the actions of governments around the world have signaled a significant change in attitudes towards cannabis and have either formally legalized medical cannabis access or established government efforts to explore the legalization of medical cannabis access. Therefore, opportunities continue to exist for Canopy Growth to operate in jurisdictions where governments have established, or are actively moving towards, a legal framework. To support Canopy Growth’s continued push toward profitability, operations across global incubator markets have been rationalized and realigned to support an asset-light model in those markets that are at an early stage of licensing cannabis-based products. Market entry will focus on supporting immediate revenue and establishing Canopy Growth in these markets as a leader in promoting a wellness focused lifestyle.

Europe

Our Spectrum Therapeutics medical brand continues to service the medical market in Europe with operations in Germany, UK, Poland and the Czech Republic. Our European medical cannabis business operates in accordance with the specific regulatory framework in place in the relevant jurisdictions including supplying Good Manufacturing Practices (“GMP”) compliant pharmaceutical products. Further, the corporate offices and production facility of Storz & Bickel are located in Tuttlingen, Germany.

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

We have continued to expand our presence in the U.S. with licenses for hemp manufacturing in Modesto, California. In October 2020, we entered into a hemp operating agreement with the City of Modesto to operate an industrial hemp manufacturing facility.

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

Government Contracts

In Canada, we sell cannabis and cannabis products to cannabis control authorities in all of the provinces and territories in Canada (other than Saskatchewan), where each such cannabis control authority is the sole wholesale distributor and in certain provinces, the sole retailer, of cannabis and cannabis products in the relevant province. We sell these products to the various cannabis control authorities under supply agreements that are subject to terms that allow for renegotiation of sale prices and termination at the election of the applicable cannabis control authority. In particular, the cannabis control authorities may in the future choose to stop purchasing our products, may change the prices at which they purchase our products, may return our products to us and, in certain circumstances, may cancel purchase orders at any time including after products have been shipped. For the year ended March 31, 2022, we had approximately CDN$201.7 million in sales to cannabis control authorities and no single one accounted for at least 10% of our net consolidated revenue.

Research and Development Activities and Intellectual Property

Intellectual Property

In addition to our medical and recreational brands as detailed above, the proprietary nature of, and protection for, our products, technologies and processes are a key aspect to our business. We rely on a combination of patents (utility and design), trademarks, copyrights and know-how to establish and protect our intellectual property. Our intellectual property portfolio includes 195 issued patents and 233 patent applications as of May 26, 2022 covering plant genetics, post-growth processing (e.g. extraction, isolation and purification), equipment, synthetic chemistry (e.g. new chemical entities and synthetic pathways), formulations, human and animal health, edibles, packaging and vape devices. We have established and will continue to build proprietary positions in all key aspects of our business. We invest heavily in our intellectual property and consider it to be one of the pillars of our value. The duration of the protection afforded by our registered intellectual property varies by the nature of the registration, but we manage renewals and notices on an on-going basis to ensure that our intellectual property is protected to the full extent possible under applicable law.

Clinical Trials

We conduct clinical research across several of our product segments in order to further develop and enhance our technical capacity and expertise.

Our human R&D division acts as a cannabis research incubator, focusing on developing and researching cannabis formulations and dose delivery systems. This division includes elements of product design and ingredient selection, formulation, safety, and efficacy testing for the support and development of standardized cannabis formulations and dose delivery systems across a range of products. Our R&D division is focused on furthering the science of cannabinoids, building upon our robust portfolio of intellectual property and providing evidence by way of clinical trials on what conditions cannabis can treat and what symptoms cannabis can improve. Studies focused on applications of our cannabis formulations include randomized placebo-controlled trials and observational studies of cannabinoid-based formulations for (i) reducing biological and psychological fear reactions to a laboratory-based breathing challenge known to elicit fear, (ii) improving recovery from delayed onset muscle soreness, (iii) improving sleep, (iv) affecting biomarkers of bone turnover in postmenopausal women, and (v) reducing musculoskeletal discomfort. Other studies include Phase 1 clinical trials of the safety, pharmacokinetics, and pharmacodynamics of understudied cannabinoids (e.g. cannabigerol). A large ongoing study of Spectrum Therapeutics product prescription patterns, use, effects, impact on concomitant medication use, and safety will provide valuable information about how Spectrum Therapeutics products are being used by pain patients in Canada and will help refine product offerings for maximal therapeutic benefits. Other ongoing studies include several third-party investigator-initiated trials of cannabinoid-based therapies and products.

Product Safety and Pharmacovigilance

In the interest of patient safety and good pharmacovigilance practices, we have implemented a unique global pharmacovigilance and product safety program to capture, document and evaluate adverse events reported from the worldwide use of our medical cannabis products and our various Canadian recreational cannabis brands, including Tweed, Tokyo Smoke, DOJA and our CBD product lines such as First + Free and Martha Stewart CBD, as well as products sold by our operating subsidiaries BioSteel, This Works and Storz & Bickel.

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

Government Regulation

Canadian Regulatory Framework

On October 17, 2018, the Cannabis Regulations under the Cannabis Act came into force (the “Cannabis Regulations”). The Cannabis Regulations set out the following classes of licenses that authorized activities in relation to cannabis:

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

The Cannabis Act legalized recreational cannabis use nationwide in Canada. It creates a legal framework for controlling the production, distribution, sale and possession of cannabis across Canada for both medical and recreational purposes. Subject to provincial or territorial restrictions, adults who are 18 years of age or older are legally able to:

•	possess up to 30 grams of legal cannabis, dried or equivalent in non-dried form in public;
•	share up to 30 grams of legal cannabis, dried or equivalent in non-dried form with other adults;
•	buy dried or fresh cannabis and cannabis oil from a provincially licensed retailer;
•	grow, from licensed seed or seedlings, up to four cannabis plants per residence for personal use; and
•	make cannabis products, such as food and drinks, at home as long as organic solvents are not used to create concentrated products.

In the initial stage of the regulated recreational cannabis market, products available for sale were the same as those permitted in the medical cannabis market (dried flowers, oils and softgels and dried cannabis products). On October 17, 2019, the second phase of recreational cannabis products, specifically, edible cannabis products, cannabis extracts, and cannabis topical products, were legalized pursuant to certain amendments to the regulations under the Cannabis Act.  Edible cannabis products, cannabis extracts, and cannabis topical products, which are now available for sale, are subject to additional regulatory requirements that include supplemental marketing and advertising rules, further restrictions on labelling and packaging, rules relating to ingredients of edible cannabis products and cannabis extracts, limits on THC content, and added production facility requirements.

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

In addition, in New Brunswick, Nova Scotia, Prince Edward Island, Quebec and Yukon, the provincial body is solely responsible for online sales. However, as a result of the COVID-19 pandemic, many retail cannabis stores across the country have been operating under COVID restrictions which vary province to province and range from reduced in store capacity to mandated curbside pick up, click and collect or delivery only, including all of our corporate-owned stores in Newfoundland and Labrador, Manitoba, Alberta, and Saskatchewan. Please refer to “Risk Factors” under Item 1A and “Part 1 – Business Overview—Update on COVID-19” under Item 7 of this Annual Report for further discussion.

With respect to retail sales of cannabis, other than online sales, the provincial and territorial regulations in Prince Edward Island, Nova Scotia, Quebec and New Brunswick allow only for government-run cannabis stores, while the provincial and territorial regulations in Ontario, Alberta, Newfoundland and Labrador, Northwest Territories, Nunavut, Yukon, Saskatchewan and Manitoba leave the retail sale of cannabis, other than online sales, to the private sector. In British Columbia, provincial and territorial regulations allow for a hybrid model in which both public and private stores can operate.

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

Most recently, the Canadian federal government triggered a public consultation which would introduce the following three categories of amendments to the cannabis regulatory regime in Canada:

•

Amend the Cannabis Exemption (Food and Drugs Act) Regulations to create an exemption from the application of the Food and Drugs Act for certain non-therapeutic research on cannabis authorized under the proposed regulations; such research would remain regulated under the Cannabis Act and the Cannabis Regulations. The amendments would also make a number of changes to the Cannabis Regulations.

•	Introduce a series of amendments to the Cannabis Regulations designed to support testing activities with cannabis.
•

Increase the quantity of cannabis beverage equivalent to 1 g of dried cannabis, which would have the effect of increasing the public possession limit for cannabis beverages from 2 100 g (2.1 L) to 17 100 g (17.1 L) by amending Schedule 3 to the Cannabis Act.

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

On March 11, 2021, Merrick Garland was appointed as U.S. Attorney General.  At his confirmation hearing, he said, “It does not seem to me a useful use of limited resources that we have, to be pursuing prosecutions in states that have legalized and that are regulating the use of marijuana, either medically or otherwise”. He has not yet reissued the Cole Memorandum, however, or issued substitute guidance.   In the fiscal 2022 omnibus spending bill, Congress included the Rohrabacher-Farr amendment which prohibits the Department of Justice from spending funds to interfere with the implementation of state medical cannabis laws until September 30, 2022. Please refer to “Risk Factors” under Item 1A of this Annual Report for further discussion.

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

On December 20, 2018, the 2018 Farm Bill was signed into law in the United States. The 2018 Farm Bill, among other things, defines industrial hemp, removes industrial hemp and its cannabinoids, including CBD derived from industrial hemp but excluding THC, from the CSA and allows for industrial hemp production and sale in the United States. The passage of the 2018 Farm Bill has allowed us to advance our hemp interests in the United States. The FDA has retained authority over the addition of CBD to products that fall within the Food, Drug and Cosmetic Act (the “FDCA”). So far, the FDA has stated that (a), to date, it has approved only one CBD product (a prescription drug to treat two forms of epilepsy), (b) it has seen only limited data about CBD safety and the data it has seen points to risks that need to be considered before taking CBD for any reason, (c) some CBD products are being marketed with unproven medical claims and are of unknown quality and (d) it is currently illegal to market CBD by adding it to a food or labeling it as a dietary supplement. Since the passage of the 2018 Farm Bill, the FDA has periodically issued warning letters to CBD companies, which have been sent for the most part to companies making unfounded medical claims related to major diseases regarding their products. Courts have found that the FDA’s position on CBD amounts to guidance and have stayed cases until FDA issues final regulations. Some states take the position that CBD products are not legally permitted to be sold, but increasingly more states are allowing CBD foods, beverages, and supplements to be sold in-state and issuing more comprehensive regulations for the testing and labelling of those products.

There can be no assurance that the FDA will approve CBD as an additive to products under the FDCA. However, the FDA has expressed a willingness to take a flexible regulatory approach to foster the development of hemp-derived products such as CBD. On February 26, 2020, then-FDA Commissioner Stephen Hahn said, “We know one thing, the American people are using CBD products.  People are using these products.  We’re not going to be able to say you can’t use these products.  It’s a fools’ game to try to even approach that.” The FDA has indicated that any regulations allowing CBD in regulated products will have to fit under the confines of current law and further legislation will likely be required. A pending House bill with bipartisan support, the Hemp and Hemp-Derived CBD Consumer Protection and Market Stabilization Act of 2021, would allow hemp and hemp-derived CBD to be legally marketed in dietary supplements. However, there can be no assurance that any legislation will pass Congress or become law.

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

We also advanced US$50 million to Universal Hemp, LLC, a wholly owned subsidiary of Acreage (“Acreage Hempco”) on September 23, 2020, pursuant to a secured debenture (the “Hempco Debenture”). In accordance with the terms of the Hempco Debenture, the funds advanced to Acreage Hempco cannot be used, directly or indirectly, in connection with or for any cannabis or cannabis-related operations in the United States, unless and until such operations comply with all applicable laws of the United States. The Hempco Debenture bears interest at a rate of 6.1% per annum and matures on September 23, 2030, or such earlier date in accordance with the terms of the Hempco Debenture.

The acquisition of Acreage, if completed, will provide a pathway into cannabis markets in the United States; however, Canopy Growth and Acreage will continue to operate as independent companies until the acquisition of Acreage is completed.

Wana Purchase Option

On October 14, 2021, we and Wana entered into the Wana Agreements providing us with the right, upon the occurrence or waiver (at our discretion) of the Triggering Event, to acquire 100% of the outstanding membership interests of Wana. Wana manufactures and sells gummies in the state of Colorado and licenses its intellectual property to partners, who manufacture, distribute, and sell Wana-branded gummies across the United States, including in California, Arizona, Illinois, Michigan and Florida. Wana currently has a footprint in 13 U.S. states as well as in Puerto Rico, and across Canada. Wana expects to have license agreements in place in up to a total of 20 U.S. states, including in future adult-use markets in New York and New Jersey, prior to the end of calendar 2022. Until such time as we exercise our right to acquire each Wana Entity, we will have no economic or voting interest in Wana, we will not control Wana, and we and Wana will continue to operate independently.

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

Canopy Growth holds conditionally exchangeable shares (the “TerrAscend Exchangeable Shares”) and common share purchase warrants in the capital of TerrAscend as well as an option (the “TerrAscend Option”) to acquire common shares of TerrAscend. The TerrAscend Exchangeable Shares are not entitled to voting rights, dividends or other rights upon dissolution of TerrAscend but are convertible into common shares of TerrAscend upon receipt of the approval of the stock exchanges upon which Canopy Growth’s securities are listed and following either changes in United States federal laws regarding the cultivation, distribution or possession of cannabis or changes in the policies of the stock exchanges upon which Canopy Growth’s securities are listed with respect to such activities. The TerrAscend Exchangeable Shares do not provide (and there are no related contractual rights that would otherwise provide) us with any right to dividends, entitlements upon dissolution of TerrAscend, cash flow or other current economic entitlements, voting rights or any form of control over the business, affairs, operation or financial condition of TerrAscend. The TerrAscend warrants and the TerrAscend Option described above are only exercisable upon the occurrence or waiver of the Triggering Event.

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

Further, Canopy Growth has the right, upon the occurrence or waiver (at our discretion) of the Triggering Event, to acquire up to 100% of the outstanding capital stock of Jetty, a California-based producer of cannabis extracts and vape technology. Jetty has developed industry-leading capabilities in extraction and clean vape technology and, upon the occurrence or waiver (at our discretion) of the Triggering Event, would give Canopy Growth a critical position in the largest and most historically significant THC market in the United States.  Until such time as Canopy Sub elects to exercise its rights to acquire Jetty, Canopy Growth and Canopy Sub will have no direct or indirect economic or voting interests in Jetty, Canopy Growth and Canopy Sub will not directly or indirectly control Jetty, and Canopy Growth and Canopy Sub, on the one hand, and Jetty, on the other hand, will continue to operate independently of one another.

We may also acquire rights, options or other securities in other entities that are currently engaged in activities in the United States related to cultivating and distributing cannabis that are only exercisable, convertible, or exchangeable for common shares following the date that the federal laws in the United States in regards to cannabis are amended and/or, if applicable, the date that the stock exchange(s) upon which the common shares are listed permit the investment in an entity that is involved in the cultivation or distribution of marijuana in the United States, provided that we (i) do not provide funds to such entities, and (ii) are not entitled to voting rights, dividends, or other rights upon dissolution in connection with the holding of such rights, options, or other securities. We may also invest in or loan funds to subsidiaries of entities that are currently engaged in activities in the United States related to cultivating and distributing cannabis, provided that (i) such subsidiaries do not engage in activities in the United States related to cultivating and distributing cannabis, and (ii) the funds invested or loaned to such entity are only used for lawful purposes and not in connection with activities in the United States related to cultivating and distributing cannabis.

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

Competition

Health Canada issues licenses to cultivate, process and/or sell cannabis under the Cannabis Act. According to the Health Canada website, as of May 26, 2022, over 860 licenses to cultivate, distribute or sell cannabis have been issued.  When considering the competitive landscape for cannabis production, cultivation and sale, each license issued by Health Canada is connected to a specific entity and a specific property, so to commence a new production site, an entity must apply for a new license. With the demand for legal cannabis increasing and given the early stage of the recreational cannabis market, as more Cannabis 2.0 products are launched, we expect that new competitors will enter the market. In the recreational market, we compete on the basis of quality, price, brand recognition, consistency and variety of cannabis products with the same competitive factors that apply in the medical market, in addition to physician familiarity with cannabis products.

Certain companies in the Canadian cannabis market have elected to enter into contract manufacturing arrangements with license holders pursuant to which the license holder cultivates, processes and sells cannabis under the brand of the contracting company without the contracting company being required to own its own cannabis production assets. This can reduce the barriers to entry for branding companies and increase the number of cannabis products available to consumers; however, such arrangements are contingent on procuring favorable terms under manufacturing arrangements with license holders and are still subject to the ongoing requirements of maintaining cannabis production assets.

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

As of May 26, 2022, the CBI Group holds, in the aggregate, 142,253,802 common shares, 139,745,453 CBG Warrants and CDN$200 million principal amount of Canopy Notes. The common shares held by the CBI Group represent approximately 35.3% of the issued and outstanding common shares. Assuming full exercise of the CBG Warrants and full conversion of the Canopy Notes, the CBI Group would hold 286,150,795 common shares, representing approximately 52.3% of the issued and outstanding common shares (assuming no other changes in Canopy Growth’s issued and outstanding common shares), calculated in accordance with applicable securities laws.

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

Human Capital Resources

As of March 31, 2022, we had 3,151 total employees, including 2,174 full-time employees in Canada. As of March 31, 2022, we had 540 employees outside of Canada, including in the United States. Our employees in production roles are critical to the success of our key markets. As of March 31, 2022, we had a total of 1,363 employees in production roles in Canada, 80 in the United States, 125 in Europe. As of March 31, 2022, a total of 24 employees are unionized in Canada.

Our human resources department is striving to make Canopy Growth a first-choice employer in the cannabis industry. In fiscal 2022, we focused on the following three key priorities to action: (1) ensuring we have top talent in roles most critical to organizational success; (2) building infrastructure needed to scale the Company and continuously re-evaluating its fitness for purpose; and (3) actively engaging with our people and reinforcing behaviors foundational to our success. Supporting these three key priorities are a number of specific programs and initiatives highlighted below.

Our Total Rewards philosophy includes rewarding employees competitively, treating our employees fairly, and providing the flexibility needed to cultivate greatness. In fiscal 2022, we continued to execute against our Total Rewards road map of programs designed to attract, motivate, recognize, reward, and retain the talent we need to realize our vision and deliver on our growth expectations, while holistically supporting total employee well-being.

We also launched our first company-wide engagement survey to gather employee feedback and establish a baseline from which to undertake further action planning about how we can continuously improve our workplace and employee experience.

In ongoing support of our employees during the COVID-19 pandemic, we initiated or continued a number of mental-health programs and offered supplemental resources.  These included wellness webinars, virtual yoga and meditation sessions and a variety of online resources to help navigate the pandemic, all of which were available to all of our employees. In addition, we continued to support remote work and offered a number of vaccine clinics at various sites which were open to employees and their friends and families to help reduce the spread of the virus. Fostering a culture of accountability and compliance is also central to effective human capital management. All of our employees completed annual training on applicable corporate policies including our Code of Business Conduct and Ethics, Whistleblower Protection Policy, Insider Trading Policy and Anti-Bribery and Anti-Corruption Policy.

As part of our talent management strategy, we invest in employee education and skills development through Canopy Growth Learning, our online learning management system, for regulatory requirements and corporate policies as noted above, and to build professional skills and capabilities to support career advancement. We encourage frequent performance check-ins between managers and their team members to discuss performance, development, and growth. In fiscal 2021, we implemented a formalized objective-setting process to provide our employees with clarity of focus and to understand how their work supports our organizational priorities.  Additionally, we implemented talent reviews at the Vice-President level to assess our bench strength and inform development plans and created a formal succession plan for our Executive C-suite positions to support business continuity.

Through our internal Diversity, Equity & Inclusion (“DEI”) efforts, we are committed to embedding equity into every part of the organization and creating an inclusive organizational environment. To accomplish this, we completed an extensive audit of DEI practices, policies and processes and subsequently developed a multi-year strategy that is supported by our Executive Management team.   Through programming and participation in our Employee Resource Groups, which help people from historically excluded groups build community internally, providing learning and development opportunities to support people leaders' ability to mitigate biases and we have established initiatives to support people with disabilities.

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

We have incurred losses in recent periods. We had negative operating cash flow for the fiscal years ended March 31, 2022, March 31, 2021, March 31, 2020, and March 31, 2019. We may not be able to achieve or maintain profitability and may continue to incur significant losses in the future even in light of our Restructuring Actions. In addition, we expect to continue to increase our capital investments and incur significant operating expenses as we implement initiatives to continue to grow our business. If our revenues do not increase to offset these expected costs and operating expenses, we will not be profitable. If our revenue declines or fails to grow at a rate faster than our operating expenses, and we are unable to secure funding under terms that are favorable or acceptable to us, or at all, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We may not achieve profitability in the future and, even if we do become profitable, we might not be able to sustain that profitability. There is no assurance that future revenues will be sufficient to generate the funds required to continue operations without external funding.

We have been and may in the future be required to write down intangible assets, including goodwill, due to impairment, which could have a material adverse effect on our results of operations or financial position.

We have in the past and may in the future be required to write down intangible assets, including goodwill, due to impairment, which would reduce earnings. We periodically calculate the fair value of our reporting units and intangible assets to test for impairment. This calculation may be affected by several factors, including general economic conditions, regulatory developments, changes in category growth rates as a result of changing adult consumer preferences, success of planned new product introductions, and competitive activity. Certain events can also trigger an immediate review of goodwill and intangible assets. If the carrying value of our reporting unit and other intangible assets exceed their fair value and the loss in value is other than temporary, the goodwill and other intangible assets are considered impaired, which would result in impairment losses and could have a material adverse effect on our consolidated financial position or results of operations. At March 31, 2022, we performed our annual goodwill impairment analysis using the quantitative assessment. We concluded that the carrying values of the KeyLeaf and This Works reporting units were higher than their respective estimated fair values as determined using the income valuation method, and a goodwill impairment loss totaling $40.7 million was recognized in fiscal 2022. No impairment was noted for any of our other reporting units, as the estimated fair value of each of the other reporting units with goodwill exceeded their carrying value. However, at March 31, 2022, the fair value of the goodwill associated with our cannabis operations reporting unit exceeded its carrying value by approximately 5% to 10%. Accordingly, the goodwill assigned to the cannabis operations reporting unit is at risk for impairment in future periods. We may be required to perform a quantitative goodwill impairment assessment in future periods for the cannabis operations reporting unit, to the extent we continue to experience declines in the price of our common shares, reductions in the estimated control premium associated with ownership of our common shares, or if other indicators of impairment arise. The carrying value, at March 31, 2022, of the goodwill associated with our cannabis operations reporting unit was $1.7 billion.

There can be no assurance that the Restructuring Actions will have a beneficial impact on our business, financial condition and results of operations. The timing, costs and benefits of the Restructuring Actions cannot be guaranteed.

In the fourth quarter of our fiscal year ended March 31, 2022, we announced the Restructuring Actions aligned to our strategic review of our business, which included (i) reducing cultivation costs in the Canadian recreational cannabis business through cultivation-related efficiencies and facility improvements; (ii) implementing a flexible manufacturing platform, including contract manufacturing for certain product formats; (iii) right-sizing indirect costs and generating efficiencies across our supply chain and procurement; (iv) aligning general and administrative costs with short-term business expectations; (v) further streamlining the organization to drive process-related efficiencies; and (vi) a reduction in headcount. There can be no assurance that these initiatives will achieve the expected benefits to our business or reduce costs or grow our revenue as intended. The execution and implementation of these initiatives involve risk, including that significant amounts of management’s time and resources could be diverted from our core operations in order to complete such initiatives. In addition, these initiatives could present unforeseen obstacles, lead to operating inefficiencies and negatively disrupt our corporate culture, which could lead to further employee attrition, any of which would have a material adverse effect on our business, financial condition and results of operations. We have and will continue to incur costs to implement these initiatives, and we could be subject to litigation risks and expenses.

Risks Relating to Our Products

There is limited long-term data with respect to the efficacy, side effects and safety of our products, and future clinical research studies on the effects of cannabis, U.S. hemp, cannabinoids and cannabis-based products may lead to conclusions that dispute or conflict with our understanding and belief regarding their benefits, viability, safety, efficacy, dosing and social acceptance.

Research in Canada, the United States and internationally regarding the benefits, viability, safety, efficacy, dosing and social acceptance of cannabis, U.S. hemp or isolated cannabinoids (such as CBD and THC) in dietary supplements, food or cosmetic products remains in early stages. There have been relatively few clinical trials on the potential benefits of cannabis, U.S. hemp or isolated cannabinoids and there is limited long-term data with respect to efficacy, side effects and/or interaction of these substances with human or animal biochemistry. As a result, our products could have unexpected side effects or safety concerns, the discovery of which could lead to civil litigation, regulatory actions and even possibly criminal enforcement actions. In addition, if the products we sell do not or are not perceived to have the effects intended by the end user, this could have a material adverse effect on our business, financial condition and results of operations. See also “—We may be subject to, or prosecute, litigation in the ordinary course of business.”, “—We may be subject to product liability claims.” and “—Our products have in the past and may in the future be subject to recalls.”

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

Required clinical trials of cannabis-based medical products and treatments are novel terrain with very limited or non-existent clinical trial history; we face a significant risk that any trials will not result in commercially viable products and treatments.

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
•

delays in obtaining regulatory authorization to commence a trial, including licenses required for obtaining and using cannabis, U.S. hemp or isolated cannabinoids for research, either before or after a trial is commenced;

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

There have been a number of highly publicized cases involving lung and other illnesses and deaths that appear to be related to vaporizer devices and/or products used in such devices (such as vaporizer liquids). The focus is currently on the vaporizer devices, the manner in which the devices were used and the related vaporizer device products - THC, nicotine, other substances in vaporizer liquids, possibly adulterated products and other illegal unlicensed cannabis vaporizer products. Some states, provinces, territories and municipalities in Canada and the United States have already taken steps to prohibit the sale or distribution of vaporizers, restrict the sale and distribution of such products or impose restrictions on flavours or use of such vaporizers. This trend may continue, accelerate and expand.

Cannabis vaporizers in Canada are regulated under the Cannabis Act, Cannabis Regulations and other laws and regulations of general application. Negative public sentiment may prompt regulators to decide to further limit or defer the industry’s ability to sell cannabis vaporizer products, and may also diminish consumer demand for such products. For instance, Health Canada has proposed new regulations that would place stricter limits on the advertising and promotion of vaping products and make health warnings on vaping products mandatory, although such regulations explicitly exclude cannabis and cannabis accessories. The provincial governments in Quebec, Alberta and Newfoundland and Labrador have imposed provincial regulatory restrictions on the sale of cannabis vape products, and Health Canada is seeking to limit the flavours of inhaled cannabis extracts. In June 2021, Health Canada opened a consultation into the use of flavours in inhaled cannabis extracts as it claims that the availability of flavours is one of the factors that contributes to the increase in cannabis vaping in youth and young adults. As part of this consultation, Health Canada released proposed regulations that contemplate prohibiting the production, sale, promotion, packaging and labelling of inhaled cannabis extracts from having a flavour, other than the flavour of cannabis. The proposed amendments would apply equally to inhaled cannabis extracts sold for medical and non-medical purposes. The consultation period closed in September 2021 and the new regulations will come into force 180 days from the day of registration, a date which has yet to be determined. These actions, together with potential deterioration in the public’s perception of cannabis containing vaping liquids, may result in a reduced market for our vaping products. There can be no assurance that we will be able to meet any additional compliance requirements or regulatory restrictions, or remain competitive in face of unexpected changes in market conditions.

This controversy could well extend to non-nicotine vaporizer devices and other product formats. Any such extension could materially and adversely affect our business, financial condition, operating results, liquidity, cash flow and operational performance. Litigation pertaining to vaporizer products is ongoing and that litigation could potentially expand to include our products, which would materially and adversely affect our business, financial condition, operating results, liquidity, cash flow and operational performance.

Future research may lead to findings that vaporizers, electronic cigarettes and related products are not safe for their intended use.

Vaporizers, electronic cigarettes and related products were recently developed and therefore the scientific or medical communities have had a limited period of time to study the long-term health effects of their use. Currently, there is limited scientific or medical data on the safety of such products for their intended use and the medical community is still studying the health effects of the use of such products, including the long-term health effects. If a consensus were to develop among the scientific or medical community that the use of any or all of these products pose long-term health risks, market demand for these products and their use could materially decline. Such a development could also lead to litigation, reputational harm and significant regulation. Loss of demand for our product, product liability claims and increased regulation stemming from unfavorable scientific studies on vaporizer products could have a material adverse effect on our business, results of operations and financial condition.

We are subject to risks and uncertainty regarding our U.S. hemp operations.

A small part of our business involves products containing U.S. hemp. There is substantial uncertainty concerning the legal status of U.S. hemp and U.S. hemp products containing U.S. hemp-derived ingredients, including CBD. The status of products derived from the cannabis or hemp plant, under both federal and state law depends on the THC content of the plant or derivative (including whether the plant meets the statutory definition of “industrial hemp” or “hemp”), the part of the plant from which an individual or entity produces the derivative (including whether the plant meets the statutory definition of “marihuana” under the CSA), whether the cultivator, processor, manufacturer or product marketer engages in cannabis-related activities for research versus purely commercial purposes, as well as the form and intended use of the product. The mere presence of a cannabinoid (such as CBD) is not dispositive as

to whether the product is legal or illegal.   The FDA, for instance, has approved drugs containing synthetic THC, though not naturally derived THC.  There may be difficulty in maintaining consistent strains with consistent low levels of THC sufficient to meet U.S. regulatory requirements.

Under U.S. federal law, products containing CBD may be unlawful if derived from cannabis (including hemp with a THC concentration greater than 0.3% on a dry weight basis), or if derived from U.S. hemp grown outside the parameters of an approved U.S. hemp pilot program or U.S. hemp cultivated in violation of the 2018 Farm Bill. Even after enactment of the 2018 Farm Bill, the DEA may not treat all products containing U.S. hemp-derived ingredients, including CBD, as exempt from the Controlled Substances Act. If the DEA takes action against us or other participants in the U.S. hemp industry, this could have a material and adverse effect on our business, financial condition, operating results, liquidity, cash flow and operational performance. The number of competitors in the U.S. hemp industry is expected to increase, which could negatively impact our market share and demand for our products. Additionally, if the United States takes steps to legalize cannabis, the impact of such a development could result in new entrants into the market and increased levels of competition.

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

We may also be required to obtain and maintain certain permits, licenses and approvals in the jurisdictions where we source, process, or sell products derived from U.S. hemp. We may be unable to obtain or maintain any necessary licenses, permits or approvals. Additional government licenses are currently, and in the future, may be, required in connection with our operations, in addition to other unknown permits and approvals which may be required, including with respect to our other global operations. To the extent such permits, and approvals are required and not obtained, we may be prevented from operating and/or expanding our business, which could have a material adverse effect on our business, financial condition and results of operations.

Additionally, U.S. hemp plants can be vulnerable to various pathogens including bacteria, fungi, viruses and other miscellaneous pathogens. Such instances often lead to reduced crop quality, stunted growth and/or death of the plant. Moreover, U.S. hemp is “phytoremediative” (meaning that it may extract toxins or other undesirable chemicals or compounds from the ground in which it is planted). Various regulatory agencies have established maximum limits for pathogens, toxins, chemicals and other compounds that may be present in agricultural materials. If U.S. hemp used in our products is found to have levels of pathogens, toxins, chemicals or other undesirable compounds that exceed limits permitted by applicable law, it may have to be destroyed. Should the U.S. hemp used in our products be lost due to pathogens, toxins, chemicals or other undesirable compounds, or if we or our suppliers are otherwise unable to obtain U.S. hemp for use in our products on an ongoing basis, it may have a material and adverse effect on our business, financial condition, operating results, liquidity, cash flow and operational performance.

Furthermore, some of our products that are intended to primarily contain U.S. hemp-derived CBD, or other U.S. hemp-derived cannabinoids, may contain trace amounts of THC. THC is an illegal or controlled substance in many jurisdictions, including under the federal laws of the U.S. Whether or not ingestion of THC (at low levels or otherwise) is permitted in a particular jurisdiction, there may be adverse consequences to consumers of our U.S. hemp products who test positive for any amounts of THC, even trace amounts, because of the presence of unintentional amounts of THC in our U.S. hemp products. In addition, certain metabolic processes in the body may negatively affect the results of drug tests. As a result, we may have to recall our products from the market. Positive tests for THC may adversely affect our reputation, our ability to obtain or retain customers and individuals’ participation in certain athletic or other activities. A claim or regulatory action against us based on such positive test results could materially and adversely affect our business, financial condition, operating results, liquidity, cash flow and operational performance.

There is continuing uncertainty regarding the FDA’s potential position on CBG and other cannabinoids.

Cannabigerol (“CBG”) is a cannabinoid which can be lawfully derived from U.S. hemp. The Company has begun and plans to continue developing products with CBG and other rare cannabinoids (i.e., cannabinoids other than THC and CBD). The 2018 Farm Bill preserved the FDA’s authority over U.S. hemp-derived consumer products and to date, the FDA has provided no guidance as to how cannabinoids other than CBD will be regulated under the FFDCA. Future regulatory changes or enforcement actions by the FDA, with respect to CBG or other U.S. hemp-derived cannabinoids, could have a materially adverse impact on our business, financial condition, results of operations or prospects.

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

Manufacturers and distributors of products are sometimes subject to the recall or return of their products for a variety of reasons, including, among other things, product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labeling disclosure. For example, we initiated one voluntary recall on May 9, 2019 for LBS Ocean View (Sativa) Whole Cannabis, Dried Cannabis, Net Weight 3.5 g, Lot OVI8305SPB, packaged on April 8, 2018, because the date on the packaging was incorrect. The date on the label was listed as 2018-AL-08 but should have been listed as 2019-AL-08.

If any of our products are recalled for any reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. All customers who are potentially impacted would be notified, corrective actions would be put in place, and existing product and procedures would be re-tested and examined. We may also lose a significant amount of sales and may not be able to replace those sales at an acceptable margin, or at all. In addition, product recalls have in the past and may in the future require significant management attention. Although we have detailed procedures in place for testing finished products, there can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits. Additionally, if one or more of our products were subject to recall, our reputation and the reputation of that product could be harmed. A recall of one of our products could lead to decreased demand for that product or our other products and could have a material adverse effect on our business, results of operations and financial condition. Additionally, product recalls may lead to increased scrutiny of our operations by Health Canada, the FDA, the DEA or other regulatory agencies, requiring further management attention and potential legal fees and other expenses. Furthermore, any product recall affecting the cannabis or U.S. hemp industries more broadly could lead consumers to lose confidence in the safety and security of the products sold by participants in these industries generally, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Regulation and Compliance

We operate in highly regulated industries where the regulatory environments are rapidly developing and we may not always succeed in complying fully with applicable regulatory requirements in all jurisdictions where we carry on business.

Our business and activities are heavily regulated in all jurisdictions where we carry on business. Our operations are subject to various laws, regulations and guidelines by governmental authorities (including, in Canada, Health Canada and other federal, provincial and local regulatory agencies and, in the U.S., the FDA, the USDA, DEA, USPTO and FTC and other federal and state agencies) relating to, among other things, the manufacture, marketing, management, transportation, storage, sale, pricing and disposal of cannabis, U.S. hemp and cannabis-based products, and also including laws, regulations and guidelines relating to health and safety, insurance coverage, the conduct of operations and the protection of the environment (including relating to emissions and discharges to water, air and land, and the handling and disposal of hazardous and non-hazardous materials and wastes). Our operations may also be affected in varying degrees by government regulations with respect to, among other things, price controls, import or export controls, controls on currency remittance, increased income taxes, restrictions on foreign investment and government policies rewarding contracts to local competitors or requiring domestic producers or vendors to purchase supplies from a particular jurisdiction. Laws, regulations and guidelines, applied generally, grant government agencies and self-regulatory bodies broad administrative discretion over our activities, including the power to limit or restrict business activities as well as impose additional disclosure requirements on our products and services, as well as on our personnel (including management and our board of directors).

Achievement of our business objectives is contingent, in part, upon compliance with regulatory requirements enacted by these governmental authorities and obtaining all necessary regulatory approvals for the production, storage, transportation, sale, import and export, as applicable, of our products. The cannabis and U.S. hemp industries are still new, and in Canada, in particular, the Cannabis Act is a new regime that has no close precedent in Canadian law. Similarly, the regulatory regimes in the jurisdictions in which we and our joint ventures operate outside of the United States and Canada are new and are still being developed without close precedent in such jurisdictions. The effect of relevant governmental authorities’ administration, application and enforcement of their respective regulatory regimes and delays in obtaining, or failure to obtain, necessary regulatory approvals may significantly delay or impact the development of markets, products and sales initiatives and could have a material adverse effect on our business, financial condition and results of operations. For example, in the U.S., registered federal trademark protection is only available for goods and services that can be lawfully used in interstate commerce; the USPTO is not currently approving any trademark applications for cannabis, or certain goods containing U.S. hemp-derived CBD (such as dietary supplements and food) until the FDA and the USDA provides clearer guidance on the regulation of such products.

The regulatory environment for our products is rapidly developing, and the need to build and maintain robust systems to comply with different and changing regulations in multiple jurisdictions increases the possibility that we may violate one or more applicable requirements. While we endeavor to comply with all relevant laws, regulations and guidelines, any failure to comply with the regulatory requirements applicable to our operations could subject us to negative consequences, including, but not limited to, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, asset seizures, revocation or imposition of additional conditions on licenses to operate our business, the denial of regulatory applications (including, in the U.S., by other regulatory regimes that rely on the positions of the DEA, FDA and USDA in the application of their respective regimes), the suspension or expulsion from a particular market or jurisdiction or of our key personnel, or the imposition of additional or more stringent inspection, testing and reporting requirements, any of which could materially adversely affect our business, financial condition and results of operations. Additionally, scheduled or unscheduled inspections of our facilities or facilities of our joint ventures or third party suppliers by applicable regulatory agencies could result in adverse findings that could require significant remediation efforts and/or temporary or permanent shutdown of our facilities or those of our joint ventures or third party suppliers. In the United States, failure to comply with FDA and USDA requirements (and analogous state agencies) may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. The outcome of any regulatory or agency proceedings, investigations, inspections, audits, and other contingencies could harm our reputation, require us to take, or refrain from taking, actions that could harm our operations or require us to pay substantial amounts of money, harming our results of operations, financial condition and cash flows. Increasingly, communication and coordination among regulators has led in other industries to coordinated responses to regulatory and licensure applications.  To the extent that regulators coordinate responses to license applications and regulatory conditions, limitations or denials of licenses in one jurisdiction may lead to denials in other jurisdictions.  There can be no assurance that any pending or future regulatory or agency proceedings, investigations, inspections and audits will not result in substantial costs or a diversion of management’s attention and resources, negatively impact our future growth plans and opportunities or have a material adverse impact on our business, financial condition and results of operations.

If our U.S. hemp business activities are found to be in violation of any of U.S. federal, state or local laws or any other governmental regulations, in addition to the items described above:

•

we may be subject to “Warning Letters,” untitled letters, fines, penalties, administrative sanctions, settlements, injunctions, product recalls and/or other enforcement actions arising from civil, administrative or other proceedings initiated that could adversely affect our business, financial condition, operating results, liquidity, cash flow and operational performance;

•

the profits or revenues derived therefrom could be subject to anti-money laundering statutes, including the Money Laundering Control Act, which could result in significant disruption to our U.S. hemp business operations and involve significant costs, expenses or other penalties; and

•

our suppliers, service providers and distributors may elect, at any time, to breach, terminate or otherwise cease to participate in supply, service or distribution agreements, or other relationships, on which our operations rely.

We and our joint ventures and strategic investments are reliant on required licenses, authorizations, approvals and permits for our ability to grow, process, store and sell cannabis, U.S. hemp and cannabinoids which are subject to ongoing compliance, reporting and renewal requirements and we may also be required to obtain additional licenses, authorizations, approvals and permits in connection with our business.

We are dependent on our existing licenses from Health Canada in order to grow, store and sell cannabis. These licenses are subject to ongoing compliance and reporting requirements. Failure to comply with the requirements of these licenses or failure to maintain these licenses could have a material adverse impact on our business, financial condition and operating results. There can be no guarantee that a license will be extended or renewed or, if extended or renewed, that it will be extended or renewed on terms that are favorable to us or that Health Canada will not revoke the licenses. Should we fail to comply with requirements of the licenses, should Health Canada not extend or renew the licenses, should they be renewed on different terms (including not allowing for anticipated capacity increases) or should the licenses be revoked, our business, financial condition and results of the operations will be materially adversely affected.

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

Our current operations are subject to various laws, regulations and guidelines promulgated by governmental authorities (including, in Canada, Health Canada and, in the U.S., the FDA, the USDA, DEA, FTC and USPTO, and analogous state agencies) relating to the marketing, acquisition, manufacture, packaging/labeling, management, transportation, storage, sale and disposal of cannabis or U.S. hemp but also including laws and regulations relating to health and safety, insurance coverage, the conduct of operations and the protection of the environment (including relating to emissions and discharges to water, air and land, the handling and disposal of hazardous and non-hazardous materials and wastes). Additionally, our growth strategy continues to evolve as regulations governing the cannabis industry in the jurisdictions in which we operate become more fully developed. Interpretation of these laws, rules and regulations and their application to our operations is ongoing. No assurance can be given that new laws, regulations and guidelines will not be enacted or that existing laws, regulations and guidelines will not be amended, repealed or interpreted or applied in a manner which could require extensive changes to our operations, increase compliance costs, give rise to material liabilities or a revocation of our licenses and other permits, restrict the growth opportunities that we currently anticipate or otherwise limit or curtail our operations. For example, the Cannabis Act requires the federal government to conduct a review of the Cannabis Act after three years, which was anticipated to commence in October 2021. This statutory review may lead to the amendment, removal or addition of provisions in or to the Cannabis Act which could adversely affect our business.  Amendments to current laws, regulations and guidelines governing the production, sale and use of cannabis and cannabis-based products, more stringent implementation or enforcement thereof or other unanticipated events, including changes in political conditions and/or regimes or political instability, currency controls, fluctuations in currency exchange rates and rates of inflation, labor unrest, changes in taxation laws, regulations and policies, restrictions on foreign exchange and repatriation, governmental regulations relating to foreign investment and the cannabis business more generally, and changes in attitudes toward cannabis, are beyond our control and could require extensive changes to our operations, which in turn may result in a material adverse effect on our business, financial condition and results of operations.

While the production of cannabis in Canada is under the regulatory oversight of the Canadian federal government, the distribution and retail sale of recreational cannabis in Canada falls within the jurisdiction of the provincial and territorial governments. The impact of the legislation regulating recreational cannabis passed in such provinces and territories on the cannabis industry and on our business plans and operations is uncertain. Certain Canadian provinces and territories have announced certain restrictions that are more stringent than the federal rules or regulations such as retail sale and marketing restrictions, bans on certain types of cannabis products, raising minimum age of purchase and flavour restrictions. For example, Quebec, Newfoundland and Labrador and Prince Edward Island do not currently permit sales of cannabis vaporizers and Quebec limits the sale of other high THC non-edible cannabis products. In addition, the distribution and retail channels and applicable rules and regulations in the provinces continue to evolve and our ability to distribute and retail cannabis and cannabis products in Canada is dependent on the ability of the provinces and territories of Canada to establish licensed retail networks and outlets.  In response to the COVID-19 pandemic, various provinces and territories introduced a variety of response measures which impacted their respective cannabis regimes, which include in certain jurisdictions: forced store closures, restrictions or bans on in-store shopping experiences, and the authorization of private delivery services.  There is no guarantee that the applicable legislation regulating the distribution and sale of cannabis for recreational purposes, including as amended to respond to the COVID-19 pandemic, will allow for the growth opportunities we currently anticipate.

Furthermore, additional countries continue to pass laws that allow for the production and distribution of cannabis in some form or another. We have some subsidiaries, investments, joint ventures and strategic alliances in place outside of Canada and the United States, which may be affected if more countries legalize cannabis. See “Business—U.S. Regulatory Framework—The Acreage Arrangement and “Business—U.S. Regulatory Framework—Wana Purchase Option.” Increased international competition and limitations placed on us by Canadian regulations might lower the demand for our products on a global scale. We also face competition in each jurisdiction outside of Canada and the United States where we have subsidiaries, investments, joint ventures and strategic alliances with local companies that have more experience, more in-depth knowledge of local markets or applicable laws, regulations and guidelines or longer operating histories in such jurisdictions.

We are subject to certain restrictions of the TSX and Nasdaq, which may constrain our ability to expand our business internationally.

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

Our marketing and advertising are subject to regulation by various regulatory bodies in the jurisdictions we operate. In Canada, the development of our business and related results of operations may be hindered by applicable regulatory restrictions on sales and marketing activities. For example, the regulatory environment in Canada limits our ability to compete for market share in a manner similar to other industries. Furthermore, the applicable regulatory restrictions on sales and marketing activities are not always clear, may be subject to interpretation and have in the past, and may in the future, be interpreted or applied inconsistently by the applicable Canadian regulatory agencies, which have broad interpretative and enforcement discretion with respect to such activities.  This may result in such restrictions on sale and marketing activities being interpreted unfavorably by a regulatory agency against some market participants, including us, but not others. If we are unable to effectively market our products and compete for market share, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased selling prices for our products, our sales and results of operations could be adversely affected. See “Business–Canadian Regulatory Framework.”

In the United States, our advertising is subject to regulation by the FTC under the Federal Trade Commission Act as well as the FDA under the Federal Food, Drug, and Cosmetic Act and USDA, including as amended by the Dietary Supplement Health and Education Act of 1994, and by state agencies under analogous and similar state and local laws and regulations. In recent years, the FTC, the FDA, USDA and state agencies have initiated numerous investigations of food and dietary supplement products both because of their CBD content and based on allegedly deceptive or misleading marketing claims and have, on occasion, issued “Warning Letters” or instituted enforcement actions due to such claims. Some U.S. states also permit content, advertising and labeling laws and regulations to be enforced by state attorneys general, who may seek civil and criminal penalties, relief for consumers, class action certifications, class wide damages and recalls of products sold by us. There has also been an increase in private litigation that seeks, among other things, relief for consumers, class action certifications, class wide damages and recalls of products. We have been subject to such litigation in Canada and may be subject to additional private class action litigation. Any actions against us by governmental authorities or private litigants could have a material and adverse effect on our business, financial condition, operating results, liquidity, cash flow and operational performance.

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

Cannabis is a controlled substance in the United States and therefore subject to the Controlled Substances Act.

We are indirectly involved in ancillary activities related to the cannabis industry in jurisdictions in the United States where local state law permits such activities and, by virtue of, among other transactions, the Acreage Amended Arrangement, the Wana Agreements and our holding of securities in the capital of TerrAscend, we may be indirectly associated with the cultivation, processing or distribution of cannabis in the United States. In the United States, cannabis is regulated at both the federal and state levels. To our knowledge, there are to date a total of 37 states, and the District of Columbia, that have now legalized cannabis in some form, including California, Nevada, New York, New Jersey, Washington and Florida. Although several states allow the sale of cannabis at the state level, cannabis continues to be categorized as a controlled substance under the CSA and, as such, cultivation, distribution, sale and possession of cannabis violates federal law in the United States. The inconsistency between federal and state laws and regulations may result in a loss of the value of our investments and alliances in these businesses.

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

On March 11, 2021, Merrick Garland was appointed as U.S. Attorney General.  At his confirmation hearing, he said, “It does not seem to me a useful use of limited resources that we have, to be pursuing prosecutions in states that have legalized and that are regulating the use of marijuana, either medically or otherwise”.  He has not yet reissued the Cole Memorandum, however, or issued substitute guidance.  In the fiscal 2021 omnibus spending bill, Congress included the Rohrabacher-Farr amendment which prohibits the Department of Justice from spending funds to interfere with the implementation of state medical cannabis laws until September 30, 2021. The omnibus appropriations bill for fiscal 2022 passed on March 15, 2022 and extends the Rohrabacher-Farr amendment’s effectiveness to and including September 30, 2022.

While state law in certain U.S. states may take a permissive approach to medical and/or recreational use of cannabis, the CSA may still be enforced by U.S. federal law enforcement officials against individuals and companies operating in those states for activity that is legal under state law. If the Department of Justice opted to pursue a policy of aggressively enforcing U.S. federal law against financiers or equity owners of cannabis-related businesses, then Acreage, TerrAscend and Wana, for instance, could face (i) seizure of their cash and other assets used to support or derived from their business activities; and/or (ii) the arrest of its employees, directors, officers, managers and/or investors, who could face charges of ancillary criminal violations of the CSA for aiding and abetting and conspiring to violate the CSA by virtue of providing financial support to state-licensed or permitted cultivators, processors, distributors, and/or retailers of cannabis. In addition, under such an aggressive enforcement policy, the Department of Justice could allege that we and our board of directors, and potentially our shareholders, “aided and abetted” violations of federal law as a result of the Acreage Arrangement, the Wana Agreements or other transactions involving us. In these circumstances, we may lose our entire investment and directors, officers and/or our shareholders may be required to defend any criminal charges against them at their own expense and, if convicted, be sent to federal prison.

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

In February 2014, the Financial Crimes Enforcement Network (FINCEN) of the U.S. Department of the Treasury issued the FINCEN Memo. The FINCEN Memo states that in some circumstances, it may not be appropriate to prosecute banks that provide services to marijuana-related businesses for violations of federal money laundering laws. It refers to supplementary guidance that Deputy Attorney General Cole issued to federal prosecutors relating to the prosecution of money laundering offenses predicated on Cannabis-related violations of the CSA. It is unclear at this time whether the current administration will follow the guidelines of the FINCEN Memo. Under U.S. federal law, banks or other financial institutions that provide a Cannabis-related business with a checking account, debit or credit card, small business loan, or any other service could be found guilty of money laundering, aiding and abetting, or conspiracy. As a result, we may have limited or no access to banking or other financial services in the United States. The inability or limitation on our ability to open or maintain bank accounts in the United States, to obtain other banking services and/or accept credit card and debit card payments may make it difficult to operate and conduct our business as planned in the United States. Although multiple legislative reforms related to cannabis and cannabis-related banking are currently being considered by the federal government in the United States, such as the Strengthening the Tenth Amendment Through Entrusting States Act, the Marijuana Opportunity, Reinvestment and Expungement Act and the Secure and Fair Enforcement Banking Act, there can be no assurance that any of these pieces of legislation will become law in the United States.

Risks Relating to Entry into New Markets

Our expansion plans into the United States rely on the success of the Acreage Arrangement and the Wana Purchase Option, and we cannot guarantee that the Acreage Arrangement or Wana Purchase Option will close in the near future, or at all, and even if closed, that we will achieve the expected benefits of such transactions.

Our expansion plans into the United States are primarily constituted by the Acreage Amended Arrangement and the Wana Purchase Option.  See “Business—U.S. Regulatory Framework—The Acreage Arrangement” and “Business— U.S. Regulatory Framework – Wana Purchase Option” for additional information regarding the Acreage Arrangement and the Wana Purchase Option.  The effectiveness of the Acreage Amended Arrangement is subject to certain conditions, including, among other things, that U.S. federal law is amended to permit the general cultivation, distribution and possession of marijuana or to remove the regulation of such activities from the federal laws of the United States and the receipt of the certain regulatory approvals. Such conditions have not yet occurred. See “—Cannabis is a controlled substance in the United States and therefore subject to the Controlled Substances Act.”  The ability to exercise the option to acquire Wana is also conditioned upon amendments to U.S. federal law to permit the general cultivation, distribution and possession of marijuana or to remove the regulation of such activities from the federal laws of the United States. There is no guarantee that U.S. federal law will be amended to legalize cannabis in the near future, or at all.  Additionally, the regulatory approval processes may take a lengthy period of time to complete, which could delay closing of the Acreage Arrangement.

Certain of these conditions, including the U.S. federal legalization of cannabis, are outside of our control. There can be no certainty, nor can we provide any assurance, that all conditions precedent to the consummation of the acquisitions of Acreage or Wana will be satisfied or waived, or, if satisfied or waived, when they will be satisfied or waived and, accordingly, the Acreage Amended Arrangement and/or the Wana Purchase Option may not be completed. If, for any reason, the Acreage Amended Arrangement and/or the Wana Purchase Option are not completed or their respective completions are materially delayed and/or the Acreage Arrangement Agreement (as modified by the Acreage Amending Agreement) and/or the Wana Purchase Option are terminated, the market price of our common shares may be materially adversely affected. In such events, our business, financial condition or results of operations could also be subject to various material adverse consequences, including that we would remain liable for costs relating to the Acreage Amended Arrangement and the Wana Purchase Option.

Even if we do acquire the Acreage Fixed Shares and, if applicable, the Acreage Floating Shares, as well as the membership interests of Wana, the intended benefits of the Acreage Amended Arrangement and/or the Wana Purchase Option may not be realized. The Acreage Amended Arrangement and the Wana Purchase Option pose risks for our ongoing operations, including, among others, (i) that senior management’s attention may be diverted from the management of daily operations to the integration of the Acreage and/or Wana operations, (ii) costs and expenses associated with any undisclosed or potential liabilities, (iii) that the Acreage and/or Wana businesses may not perform as well as anticipated and (iv) that unforeseen difficulties may arise in integrating the Acreage and/or Wana businesses.

We cannot assure you that the Acreage Amended Arrangement and/or the Wana Purchase Option will be accretive to us in the near term or at all. Furthermore, if we fail to realize the intended benefits of Acreage Amended Arrangement and/or the Wana Purchase Option, the market price of our common shares could decline to the extent that the market price reflects those benefits.

Controlled substance and other legislation and treaties may restrict or limit our ability to research, manufacture and develop a commercial market for our products outside of the jurisdictions in which we currently operate and our expansion into such jurisdictions is subject to risks.

Approximately 250 substances, including cannabis, are listed in the Schedules annexed to the UN Single Convention on Narcotic Drugs (New York, 1961), the Convention on Psychotropic Substances (Vienna, 1971) and the Convention against Illicit Traffic in Narcotic Drugs and Psychotropic Substances (introducing control on precursors) (Vienna, 1988). The purpose of these listings is to control and limit the use of these drugs according to a classification of their therapeutic value, risk of abuse and health dangers, and to minimize the diversion of precursor chemicals to illegal drug manufacturers. The 1961 UN Single Convention on Narcotic Drugs, as amended in 1972, classifies cannabis as a Schedule I (“substances with addictive properties, presenting a serious risk of abuse”) narcotic drug and as further amended by the December 2020 Commission on Narcotic Drugs, a Schedule IV (“the most dangerous substances, already listed in Schedule I, which are particularly harmful and of extremely limited medical or therapeutic value”) narcotic drug. The 1971 UN Convention on Psychotropic Substances classifies THC as a Schedule I psychotropic substance (substances presenting a high risk of abuse, posing a particularly serious threat to public health which are of very little or no therapeutic value). Many countries are parties to these conventions, which govern international trade and domestic control of these substances, including cannabis. They may interpret and implement their obligations in a way that creates legal obstacles to our obtaining manufacturing and/or marketing approval for our products in those countries. These countries may not be willing or able to amend or otherwise modify their laws and regulations to permit our products to be manufactured and/or marketed and achieving such amendments to the laws and regulations may take a prolonged period of time. There can be no assurance that any market for our products will develop in any jurisdiction in which we do not currently have operations. We may face new or unexpected risks or significantly increase our exposure to one or more existing risk factors, including economic instability, political instability, changes in laws and regulations and the effects of competition. These factors may limit our capability to successfully expand our operations into such jurisdictions and may have a material adverse effect on our business, financial condition and results of operations.

Investments and joint ventures outside of Canada and the United States are subject to the risks normally associated with any conduct of business in foreign countries, including varying degrees of political, legal, regulatory and economic risk.

Much of our exposure to markets in jurisdictions outside of Canada and the United States is through investments and joint ventures. These investments and joint ventures are subject to the risks normally associated with any conduct of business in foreign and/or emerging countries including political risks; civil disturbance risks; changes in laws, regulations or policies of particular countries, including those relating to royalties, duties, imports, exports and currency; the cancellation or renegotiation of contracts; the imposition of royalties, net profits payments, tax increases or other claims by government entities, including retroactive claims; a disregard for due process and the rule of law by local courts; the risk of expropriation and nationalization; delays in obtaining or the inability to obtain necessary governmental permits or the reimbursement of refundable tax from fiscal authorities.

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

Other risks include the potential for fraud and corruption by suppliers or personnel or government officials which may implicate us, compliance with applicable anti-corruption laws and regulations, including the FCPA and the Corruption of Foreign Public Officials Act (Canada) by virtue of our operating in jurisdictions that may be vulnerable to the possibility of bribery, collusion, kickbacks, theft, improper commissions, facilitation payments, conflicts of interest and related party transactions and our possible failure to identify, manage and mitigate instances of fraud, corruption or violations of our code of conduct and applicable regulatory requirements.

There is also the risk of increased disclosure requirements; currency fluctuations; restrictions on the ability of local operating companies to hold Canadian dollars, U.S. dollars or other foreign currencies in offshore bank accounts; import and export restrictions; increased regulatory requirements and restrictions; increased health-related regulations; limitations on the repatriation of earnings or on our ability to assist in minimizing our expatriate workforce’s exposure to double taxation in both the home and host jurisdictions; and increased financing costs.

These risks may limit or disrupt our joint ventures, strategic alliances or investments, restrict the movement of funds, cause us to have to expend more funds than previously expected or required or result in the deprivation of contract rights or the taking of property by nationalization or expropriation without fair compensation, and may materially adversely affect our business, financial position and/or results of operations. In addition, the enforcement by us of our legal rights in foreign countries, including rights to exploit our properties or utilize our permits and licenses and contractual rights may not be recognized by the court systems in such foreign countries or enforced in accordance with the rule of law.

We currently have investments in companies and may in the future invest in companies, or engage in joint ventures, in or with interests in countries with developing economies. It is difficult to predict the future political, social and economic direction of the countries in which we operate, and the impact government decisions may have on our business. Any political or economic instability in the countries in which we operate could have a material and adverse effect on our business, financial condition and results of operations.

Our use of joint ventures may expose us to risks associated with jointly owned investments.

We currently operate parts of our business through joint ventures with other companies, and we may enter into additional joint ventures and strategic alliances in the future. Joint venture investments may involve risks not otherwise present for investments made solely by us, including: (i) we may not control the joint ventures, either by virtue of our economic or legal ownership share, or our ability to influence day-to-day operational decision-making; (ii) our joint venture partners may not agree to distributions that we believe are appropriate; (iii) where we do not have substantial decision-making authority, we may experience impasses or disputes with our joint venture partners on certain decisions, which could require us to expend additional resources to resolve such impasses or disputes, including litigation or arbitration; (iv) our joint venture partners may become insolvent or bankrupt, fail to fund their share of required capital contributions or fail to fulfill their obligations as a joint venture partner; (v) the arrangements governing our joint ventures may contain certain conditions or milestone events that may never be satisfied or achieved; (vi) our joint venture partners may have business or economic interests that are inconsistent with ours and may take actions contrary to our interests; (vii) we may suffer losses as a result of actions taken by our joint venture partners with respect to our joint venture investments; (viii) it may be difficult for us to exit a joint venture if an impasse arises or if we desire to sell our interest for any reason; and (ix) our joint venture partners may exercise termination rights under the relevant agreements. Any of the foregoing risks could have a material adverse effect on our business, financial condition and results of operations. In addition, we may, in certain circumstances, be liable for the actions of our joint ventures or joint venture partners. Any of the foregoing risks could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, future acquisitions, including the acquisition of Acreage (if the Acreage Arrangement is completed), could result in future issuances of our securities, including up to 171,227,420 common shares that may be issued in the future in connection with the closing of the Acreage Arrangement and the associated top-up right of the CBI Group pursuant to the New Investor Rights Agreement. Such issuances of securities may have an adverse effect on the market price of the common shares. See “— Our expansion plans into the United States rely on the success of the Acreage Arrangement and the Wana Purchase Option, and we cannot guarantee that the Acreage Arrangement or Wana Purchase Option will close in the near future, or at all, and even if closed, that we will achieve the expected benefits of such transactions.”

We are subject to risks relating to our current and future operations in emerging markets.

We have operations in various emerging markets, such as Latin America and the Caribbean, and may have operations in additional emerging markets in the future. Such operations expose us to the socio-economic conditions as well as the laws governing the cannabis industry in such countries. Inherent risks with conducting foreign operations include, but are not limited to: high rates of inflation; extreme fluctuations in currency exchange rates, military repression; war or civil war; social and labor unrest; organized crime; hostage taking; terrorism; violent crime; expropriation and nationalization; renegotiation or nullification of existing licenses, approvals, permits and contracts; changes in taxation policies; restrictions on foreign exchange and repatriation; and changing political norms, banking and currency controls and governmental regulations that favour or require us to award contracts in, employ citizens of, or purchase supplies from, the jurisdiction.

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

Risks Relating to Competition, Performance and Operations

We have been and may in the future be required to write down inventory due to downward pressure on market prices, which could have a material adverse effect on our results of operations or financial position.

At the end of each reporting period, management performs an assessment of inventory obsolescence, prices and demand to measure inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We also consider factors such as slow-moving or non-marketable products in our determination of obsolescence. As a result of this assessment, inventory write-downs may occur from period to period. Due to continued pricing pressures in the Canadian marketplace, we may incur further inventory write-downs in the future. We have had a series of inventory write-downs due to price compression in the cannabis market. We expect these write-downs to continue as pricing pressures remain elevated. These inventory write-downs have in the past and may in the future materially adversely affect our results of operations and financial position.

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

The effect of the legalization of recreational cannabis in Canada on the medical cannabis market in Canada is still uncertain, and it may have a significant negative effect upon our medical cannabis business if our existing or future medical-use patients decide to purchase products available in the recreational market instead of purchasing our medical-use products.

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

The recreational cannabis market in Canada has in the past been and may in the future become oversupplied following the implementation of the Cannabis Act and the related legalization of cannabis for recreational use.

As a result of the implementation of the Cannabis Act and the legalization of adult cannabis use, numerous additional cannabis producers have and may continue to enter the Canadian market. We and such other cannabis producers have in the past produced and may in the future produce more cannabis than is needed to satisfy the collective demand of the Canadian medical and recreational markets, and we may be unable to export that over-supply into other markets. As a result, the available supply of cannabis could exceed demand, which has in the past and could in the future result in a significant decline in the market price for cannabis, which could have a material adverse effect on our business, financial condition and results of operations.

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

We face competition from a very large number of existing license holders licensed under the Cannabis Act. Certain of these competitors may have significantly greater financial, production, marketing, R&D and technical and human resources than we do. As a result, our competitors may be more successful than us in gaining market penetration and market share in the recreational cannabis industry in Canada. Our commercial opportunity in the recreational market could be reduced or eliminated if our competitors produce and commercialize products for the recreational market that, among other things, are safer, more effective, more convenient or less expensive than the products that we may produce, have greater sales, marketing and distribution support than our products, enjoy enhanced timing of market introduction and perceived effectiveness advantages over our products and receive more favorable publicity than our products. If our recreational products do not achieve an adequate level of acceptance by the recreational market, we may not generate sufficient revenue from these products, and our proposed recreational business may not become profitable.

The Cannabis Act allows individuals over the age of 18 to legally cultivate up to four cannabis plants per household provided that each plant meets certain requirements, subject to any restrictions on these activities imposed in certain provinces and territories. If we are unable to effectively compete with other suppliers to the recreational cannabis market, or a significant number of individuals take advantage of the ability to cultivate and use their own cannabis, our recreational business may be negatively impacted.

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

Canada’s excise duty framework imposes an excise duty and various regulatory-like restrictions on certain cannabis products sold in Canada. We currently hold licenses issued by the Canada Revenue Agency (“CRA”) required to comply with this excise framework. Any change in the rates or application of excise duty to cannabis products sold by us in Canada, and any restrictive interpretations by the CRA or the courts of the provisions of the Excise Act, 2001 (which may be different than those contained in the Cannabis Act) may affect our profitability and ability to compete in the market.

Our business may be impacted as a result of increased rates of inflation.

Inflation is now a concern due to the impacts of the many government programs and the associated spending to fund them which has created large government deficits in almost every jurisdiction. This has resulted in increases to the money supply as well to fund some of these programs. The net result has been significant inflationary pressures, including, in particular, on wages. Increased inflation could reduce our purchasing power and result in negative impacts on the ability to obtain goods and services required for the operation of our business or to pass on rising costs to our customers. To the extent that we are unable to offset such cost inflation through higher prices of our offerings or other cost savings, there could be a negative impact on the our business, sales and margin performance, net income, cash flows and the trading price of our common shares.

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

In addition, acquisitions can pose challenges in implementing the required processes, procedures and controls in the new operations. Companies that are acquired by us, including Acreage (if the Acreage Arrangement is completed) and Wana (if the Wana transaction is completed), may not have disclosure controls and procedures or internal control over financial reporting that are as thorough or effective as those required by the securities laws that currently apply to us.

We are subject to liability arising from any fraudulent or illegal activity by our employees, contractors and consultants.

We are exposed to the risk that our employees, independent contractors and consultants may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates: (i) applicable laws and regulations; (ii) manufacturing standards; (iii) federal and provincial healthcare fraud and abuse of federal, state and provincial laws and regulations; or (iv) laws and regulations that require the true, complete and accurate reporting of financial information or data. It is not always possible for us to identify and deter misconduct by our employees and other third parties, and the precautions taken by us to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. If any such actions are brought against us, and we are not successful in defending us or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment of our operations, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

We believe that the cannabis and U.S. hemp industries are highly dependent upon broad social acceptance and consumer perception regarding the safety, efficacy and quality of the cannabis and U.S. hemp products, as well as consumer views concerning regulatory compliance. Consumer perception of our products can be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention, market rumors or speculation and other publicity regarding the consumption or effects thereof of cannabis and U.S. hemp products. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the cannabis or U.S. hemp markets or any particular product, or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings or publicity could have a material adverse effect on the cannabis industry, and therefore demand for our products and services, our business, financial condition, results of operations and cash flows.

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

The increased usage of social media and other web-based tools used to generate, publish and discuss user-generated content and to connect with other users has made it increasingly easier for individuals and groups to communicate and share opinions and views on our operations and activities and the cannabis and U.S. hemp industries in general, whether true or not. Social media permits user-generated content to be distributed to a broad audience which can respond or react, in near real time, with comments that are often not filtered or checked for accuracy. In many cases, we do not have the ability to filter such comments or verify their accuracy. Accordingly, the speed with which negative publicity (whether true or not) can be disseminated has increased dramatically with the expansion of social media. The dissemination of negative or inaccurate posts, comments or other user-generated content about us on social media (including those published by third-parties) could damage our brand, image and reputation or how the cannabis or U.S. hemp industries are perceived generally, which could have a detrimental impact on the market for our products and thus on our business, financial condition and results of operations.

In addition, certain businesses may have strong economic opposition to the cannabis or U.S. hemp industries. Lobbying by such groups, and any resulting inroads they might make in halting or rolling back the cannabis and U.S. hemp movements, could affect how the cannabis or U.S. hemp industries are perceived by others and could have a detrimental impact on the market for our products and thus on our business, financial condition and results of operations.

Moreover, the parties with which we do business may perceive that they are exposed to reputational risk as a result of our cannabis or U.S. hemp related business activities. Failure to establish or maintain business relationships could have a material adverse effect on our business, financial condition and results of operations.

Any third-party service provider or supplier could suspend or withdraw its services to us if it perceives that the potential risks exceed the potential benefits to such services. For example, we face challenges making U.S. dollar wire transfers or engaging any third-party service provider or supplier with a substantial presence where cannabis is not federally legal (including the United States). In these circumstances, while we believe that such services can be procured from other institutions, we may in the future have difficulty maintaining existing, or securing new, bank accounts or clearing services, service providers or other suppliers.

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

In addition, the process of integrating acquired businesses, particularly in new markets, may involve unforeseen difficulties, such as loss of key employees, and may require a disproportionate amount of management’s attention and financial and other resources. We can give no assurance that we will ultimately be able to effectively integrate and manage the operations of any acquired business, including Acreage (if the Acreage Arrangement is completed) and Wana (if the acquisition of Wana is completed), or realize anticipated synergies. The failure to successfully integrate the cultures, operating systems, procedures and information technologies of an acquired business could have a material adverse effect on our business, financial condition or results of operations.

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

The markets that we operate in are increasingly competitive, and we may compete for market share with other companies, both domestically and internationally, that may have longer operating histories and more financial resources, manufacturing and marketing experience than us.

The markets for cannabis and U.S. hemp are competitive and evolving and we face intense competition from both existing and emerging companies that offer similar products. Some of our current and potential competitors may have longer operating histories, greater financial, marketing and other resources and larger customer bases than we have. In addition, there is potential that the cannabis and U.S. hemp industries will undergo consolidation, creating larger companies with financial resources, manufacturing and marketing capabilities and product offerings that are greater than ours. As a result of this competition, we may be unable to maintain our operations or develop them as currently proposed on terms we consider acceptable, or at all. Increased competition by larger, better-financed competitors with geographic advantages could materially and adversely affect our business, financial condition and results of operations. For example, we may not be able to enter into supply agreements or negotiate favorable prices. If we are unable to achieve our business objectives, such failure could materially and adversely affect our business, financial condition and results of operations. Moreover, competitive factors may result in us being unable to enter into desirable arrangements with new partners, to recruit or retain qualified employees or to acquire the capital necessary to fund our capital investments.

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

We face competition from illegal market operators that are unlicensed and unregulated, and that are selling cannabis and cannabis products, including products with higher concentrations of active ingredients, using flavours or other additives or engaging in advertising and promotion activities that we are not permitted to. As these illegal market participants do not comply with the regulations governing the cannabis industry, their operations may also have significantly lower costs and they may be able to sell products with significantly higher cannabinoid potencies or which include ingredients that are prohibited by law. The perpetuation of the illegal market for cannabis may have a material adverse effect on our business, financial condition and results of operations, as well as the public perception of cannabis use.

Our business and results of operations have been adversely affected and may continue to be adversely impacted by the COVID-19 pandemic.

The COVID-19 pandemic has severely restricted the level of economic activity around the world and in all countries in which we or our affiliates operate. A public health epidemic, including COVID-19, or the fear of a potential pandemic, poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, and our customers may be prevented from purchasing our products, due to shutdowns, “stay at home” mandates or other preventative measures that may be requested or mandated by governmental authorities. In response to the COVID-19 pandemic, the governments of many countries, states, provinces, municipalities and other geographic regions have taken such preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes. Many businesses have temporarily closed voluntarily or closed permanently. Although some preventative or protective actions have been eased or lifted in varying degrees by different governments of various countries, states and municipalities, COVID-19, including new and highly contagious variants of COVID-19, continues to spread quickly throughout the world. Notwithstanding widespread vaccine availability within Canada and the United States, the emergence of COVID-19 variants and slowing vaccination rates in certain localities have resulted in increased infection rates and has caused, and may continue to cause, several jurisdictions to reinstitute certain COVID-19 restrictions. Additional waves of increased COVID-19 infections as well as COVID-19 related restrictions imposed by various governmental authorities (including, for example, requirements to show proof of vaccination), could negatively impact our supply chain, as well as traffic and sales volume for retailers offering our products, which in turn could have an adverse effect on our business, financial condition and results of operations.

The effect of the COVID-19 pandemic, including emerging COVID-19 variants, could include additional closures of our facilities or the facilities of our suppliers and other vendors in our supply chain and other preventive and protective measures in our supply chain. If the pandemic persists, closures or other restrictions on the conduct of business operations of our third-party manufacturers, suppliers or vendors could further disrupt our supply chain. The increased global demand on shipping and transport services may cause us to experience delays in the future which could impact our ability to obtain materials or deliver our products in a timely manner. These factors could otherwise disrupt our operations and could have an adverse effect on our business, financial condition and results of operations. In various jurisdictions in Canada, cannabis retailers have from time-to-time been restricted to conducting sales via curbside pickup and online delivery or reducing opening hours, staff onsite and reducing the number of customers allowed in-store for cannabis retailers that continue to be open as well as, in some cases, requiring customers to show proof of vaccination to enter retail stores.

Retailers of our products in Canada and the United States have in some cases been determined to be, and may in other cases be deemed in the future, nonessential and be required to close or choose to suspend or significantly curtail their operations due to health and safety concerns for their employees. Further, those retail operations that we have been able to reopen may be closed in the future in the event that governments reinstitute closures for public health reasons. Even if our production facilities remain open, mandatory or voluntary self-quarantines and travel restrictions may limit our employees’ ability to get to our facilities, and this, together with impacts on our supply chain and the uncertainty produced by the rapidly evolving nature of COVID-19, may result in reduced or suspended production. Those types of restrictions could also impact the abilities of customers in certain Canadian jurisdictions or the United States to continue to have access to our products. Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur could impact personnel at third-party manufacturing facilities in Canada and the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain.

As a result of COVID-19, we have implemented work-from-home policies for many employees and the effects of our work-from-home policies may negatively impact productivity, disrupt access to books and records, increase cybersecurity risks and disrupt our business, and we do not yet know when we will be able to return to the office. In addition, the effects of COVID-19 may delay our R&D programs and our ability to execute on certain of our strategic plans involving construction. So long as measures to combat COVID-19 stay in effect, we expect COVID-19 to negatively affect our results of operations. The global impact of COVID-19 continues to evolve rapidly, and the extent of its effect on our operational and financial performance will depend on future developments, which are highly uncertain, including the duration, scope and severity of the pandemic, the development and availability of effective treatments and vaccines, further actions taken by governments and other third parties to contain or mitigate its impact, the direct and indirect economic effects of the pandemic and related containment measures, and new information that will emerge concerning the severity and impact of COVID-19 and new variants of the virus, among others.

Any positive impacts from preventive measures, vaccines or treatments for COVID-19 may be not be realized due to mutations in the COVID-19 virus, adverse side effects, difficulties in implementation or distribution or other factors, so there can be no assurance that such preventive measures, vaccines or treatments will have a material impact on our business, financial condition or results of operations. Furthermore, any subsequent “wave” or mutated strains of COVID-19 or the spread of other pathogens could also exacerbate the risks described in this risk factor. Even after the pandemic subsides, our businesses could also be negatively impacted should the effects of COVID-19 lead to changes in consumer behavior, including as a result of a decline in discretionary spending. During the past year, financial conditions for the cannabis industry continued to face increased volatility. Moreover, future events could cause global financial conditions to suddenly and rapidly destabilize, and governmental authorities may have limited resources to respond to such future crises. Future crises may be precipitated by any number of causes, including natural disasters, geopolitical instability (including rising geopolitical tensions in Ukraine and Russia), changes to energy prices or sovereign defaults. Any sudden or rapid destabilization of global economic conditions could negatively impact our ability to obtain equity or debt financing or make other suitable arrangements to finance our projects. If increased levels of volatility continue, there is a rapid destabilization of global economic conditions or a prolonged recession resulting from the pandemic, it would likely materially affect our business and the value of our common shares.

We are subject to risks related to the protection and enforcement of our intellectual property rights, and we may be unable to protect or enforce our intellectual property rights.

The ownership and protection of our intellectual property rights is a significant aspect of our future success. Currently we rely on trade secrets, technical know-how, proprietary information, trademarks, copyrights, designs and certain patent filings to maintain our competitive position. We try to protect our intellectual property by strategically seeking and obtaining registered protection where appropriate, developing and implementing standard operating procedures to protect trade secrets, technical know-how and proprietary information, and entering into agreements with parties that have access to our inventions, trade secrets, technical know-how and proprietary information, such as our partners, collaborators, employees and consultants, to protect confidentiality and ownership. We also seek to preserve the integrity and confidentiality of our inventions, trade secrets, technical know-how and proprietary information by maintaining physical security of our premises and physical and electronic security of our information technology systems, and we seek to protect our trademarks and the goodwill associated therewith by monitoring and enforcing against unauthorized use of our trademarks. In addition, in the United States, registered federal trademark protection is only available for goods and services that can be lawfully used in interstate commerce; the USPTO is not currently approving any trademark applications for cannabis, or certain goods containing U.S. hemp-derived CBD (such as dietary supplements and food) until the FDA and the USDA provides clearer guidance on the regulation of such products.

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

We cannot provide any assurances that our inventions, trade secrets, technical know-how and other proprietary information will not be disclosed in violation of agreements, or that competitors will not otherwise gain access to our intellectual property or independently develop and file applications for intellectual property rights in a manner that adversely impacts our intellectual property rights. Unauthorized parties may attempt to replicate or otherwise obtain and use our inventions, trade secrets, technical know-how and proprietary information. Policing the unauthorized use of our current or future intellectual property rights is difficult, expensive, time-consuming and unpredictable, as is enforcing these rights against unauthorized use by others. Identifying unauthorized use of intellectual property rights is difficult. For example, we may be unable to effectively monitor and evaluate the products being distributed by our competitors, including parties such as unlicensed dispensaries, and the processes used to produce such products. Additionally, if the steps taken to identify and protect our trade secrets are inadequate, we may be unable to enforce our rights in them against third parties.

Our intellectual property rights may be invalid or unenforceable under applicable laws, and we may be unable to have issued or registered, and unable to enforce, our intellectual property rights.

The laws regarding intellectual property rights relating to cannabis and cannabis-related products, and the positions of intellectual property offices administering such laws, are constantly evolving, and there is uncertainty regarding which countries will permit the filing, prosecution, issuance, registration and enforcement of intellectual property rights relating to cannabis and cannabis-related products.

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

In addition, there is no guarantee that any patent or other intellectual property applications that we file will result in registration or any enforceable intellectual property rights or the breadth of such protection. Further, with respect to any patent applications that we file, there is no assurance that we will find all potentially relevant prior art relating to such applications, which may prevent a patent from issuing from such application or invalidate any patent that issues from such application. Even if patents do successfully issue, and cover our products and processes, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, found unenforceable or invalidated. Furthermore, even if they are unchallenged, any patent applications and future patents may not adequately protect our intellectual property rights, provide exclusivity for our products or processes or prevent others from designing around any issued patent claims. Any of these outcomes could impair our ability to prevent competition from third parties, which could materially and adversely affect our business, financial condition and results of operations.

We may be subject to allegations that we are in violation of third-party intellectual property rights, and we may be found to infringe third-party intellectual property rights, possibly without the ability to obtain licenses necessary to use such third-party intellectual property rights.

Other parties may claim that our products infringe on their intellectual property rights, including with respect to patents, and our operation of our business, including our development, manufacture and sale of our goods and services, may be found to infringe third-party intellectual property rights. There may be third-party patents or patent applications with claims to products or processes related to the manufacture, use or sale of our products and processes. There may be currently pending patent applications, some of which may still be confidential, that may later result in issued patents that our products or processes may infringe. In addition, third parties may obtain patents in the future and claim that use of our inventions, trade secrets, technical know-how and proprietary information, or the manufacture, use or sale of our products infringes upon those patents. Third parties may also claim that our use of our trademarks infringes upon their trademark rights. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, legal fees, result in injunctions, temporary restraining orders, other equitable relief, and/or require the payment of damages, any or all of which may have an adverse impact on our business, financial condition and results of operations. In addition, we may need to obtain licenses from third parties who allege that we have infringed on their purported rights, whether or not such allegations have merit. Such licenses may not be available on terms acceptable to us, and we may be unable to obtain any licenses or other necessary or useful rights to such third-party intellectual property.

Our germplasm collection is a key piece of our intellectual property, and we may be unable to protect, register or enforce our intellectual property rights in germplasm, and may infringe third-party intellectual property rights with respect to germplasm, possibly without the ability to obtain licenses necessary to use such third-party intellectual property rights.

Germplasm, including seeds, clones and cuttings, is the genetic material used to produce our crops and to create new cannabis varieties. We use our germplasm collection and advanced breeding technologies to produce cannabis varieties. We rely on parental varieties for the success of our breeding program. Although we believe that the parental germplasm is proprietary to us, we may need to obtain licenses from third parties who may allege that we have appropriated their germplasm or their rights to such germplasm, whether or not such allegations have merit. Such licenses may not be available on terms acceptable to us, and we may be unable to obtain any licenses or other necessary or useful rights under third-party intellectual property. We may seek to protect our parental germplasm, as appropriate, relying on intellectual property rights, including rights related to inventions (patents and plant breeders’ rights), trade secrets, technical know-how and proprietary information. There is a risk that we will fail to protect such germplasm or that we will fail to register rights in relation to such germplasm.

We also seek to protect our parental germplasm, and commercial varieties from pests and diseases and enhance plant productivity and fertility, and we conduct research into products that protect against crop pests and fungal diseases. There are several reasons why new product concepts in these areas may be abandoned, including greater than anticipated development costs, technical difficulties, regulatory obstacles, competition, inability to prove the original concept, lack of demand and the need to divert focus, from time to time, to other initiatives . The processes of breeding, development and trait integration are lengthy, and the germplasm we test may not be selected for commercialization. The length of time and the risk associated with breeding may affect our business. Our sales depend, in part, on our germplasm. Commercial success frequently depends on being the first company to the market, and many of our competitors are also making considerable investments in similar new and improved cannabis germplasm products. Consequently, there is no assurance that we will successfully develop new cannabis germplasm to the point of commercial viability in the markets we serve on a timely basis.

Finally, we seek to protect our germplasm and commercial varieties from accidental release, theft, misappropriation and sabotage by maintaining physical security of our premises and through contractual rights with our employees and certain of our suppliers, independent contractors, consultants and licensees. However, such security measures may be insufficient or breached, and our employees, independent contractors, consultants and licensees may engage in the inadvertent disclosure, theft, misappropriation or sabotage. We may not have adequate remedies in the case of any such security breach, inadvertent disclosure, theft, misappropriation or sabotage.

We receive licenses to use some third-party intellectual property rights, and the failure of the owner of such intellectual property to properly maintain or enforce the intellectual property underlying such licenses, or our inability to obtain or maintain such licenses, could have a material adverse effect on our business, financial condition and performance.

We are party to licenses granted by third parties, including the brands for Houseplant, Martha Stewart CBD, LBS and DNA Genetics, that give us rights to use third-party intellectual property that is necessary or useful to our business. Our success will depend, in part, on the ability of the applicable licensor to maintain and enforce its licensed intellectual property against other third parties, particularly intellectual property rights to which we have secured exclusive rights. Without protection for the intellectual property we have licensed, other companies might be able to offer substantially similar products for sale, or utilize substantially similar processes or publicity and marketing rights, any of which could have a material adverse effect on our business, financial condition and results of operations. Our success will also depend, in part, on our ability to obtain licenses to certain intellectual property that we believe are necessary or useful for our business. Such licenses may not be available on terms acceptable to us, or at all, which could adversely affect our ability to commercialize our products or services, as well as have a material adverse effect on our business, financial condition and results of operations.

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

We could have difficulty integrating the operations of businesses that we have acquired and will acquire.

The success of our acquisitions, including Acreage (if the Acreage Arrangement is completed) and Wana (if the acquisition of Wana is completed), depends upon our ability to integrate any businesses that we acquire. The integration of acquired business operations could disrupt our business by causing unforeseen operating difficulties, diverting management’s attention from day-to-day operations and requiring significant financial resources that would otherwise be used for the ongoing development of our business. The difficulties of integrations could be increased by the necessity of coordinating geographically dispersed organizations, coordinating personnel with disparate business backgrounds, managing different corporate cultures, or discovering previously unknown liabilities. In addition, we could be unable to retain key employees or customers of the acquired businesses. We could face integration issues including those related to operations, internal controls, information systems and operational functions of the acquired companies and we also could fail to realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates or these acquisitions could fail to compete successfully and may not produce the anticipated revenues and profits. Any of these items could adversely affect our business, financial condition or results of operations.

Our production facilities are integral to our operations and any adverse changes or developments affecting our facilities may impact our business, financial condition and results of operations.

Our activities and resources are focused on various production and manufacturing facilities including in Canada, the United States (for U.S. hemp products), Denmark and Australia. The licenses held by us are specific to individual facilities. Adverse changes or developments affecting any facility, including but not limited to a breach of security, an inability to successfully grow cannabis plants or produce finished goods, unanticipated cost overruns in growing or producing products, an outbreak of a communicable illness (such as COVID-19) or a force majeure event, could have a material and adverse effect on our business, financial condition, prospects and results of operations. Any breach of the security measures and other facility requirements, including any failure to comply with recommendations or requirements arising from inspections by regulatory agencies, could also have an impact on our ability to continue operating under our licenses or the prospect of renewing our licenses or could result in a revocation of our licenses.

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

A principal component of our marketing program is to partner with well-known celebrities for sponsorship and endorsement arrangements, such as Martha Stewart for our CBD line of gummies, oils and softgels and products for pets line, and professional and amateur athletes for our BioSteel products. Although we have partnered with several well-known celebrities in this manner, some of these persons may not continue their endorsements, may not continue to succeed in their fields or may engage in activities which could bring disrepute on themselves and, in turn, on us and our brand image and products. We also may not be able to attract and partner with new celebrities that may emerge in the future. Competition for endorsers is significant and adverse publicity regarding us or our industry could make it more difficult to attract and retain endorsers. Any of these failures by us or the celebrities that we partner with could adversely affect our business and revenues.

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

We may experience breaches of security at our facilities or fraudulent or unpermitted data access or other cyber-security breaches, which may cause our customers to lose confidence in our security or data protection measures and may expose us to risks related to breaches of applicable privacy and data security laws, regulations and requirements.

Given the nature of our products and our lack of legal availability outside of certain legalized or regulated retail or distribution channels, as well as the concentration of inventory in our facilities, despite meeting or exceeding the applicable security requirements under applicable law, there remains a risk of theft. A security breach at one of our facilities could expose us to additional liability and to potentially costly litigation, increase expenses and business disruptions relating to the resolution and future prevention of these breaches and may deter potential customers from choosing our products.

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

We may collect and store certain personal information about our customers and are responsible for protecting such information from data security breaches. A data security breach may occur in a variety of ways, including, without limitation, a procedural or process failure, information technology malfunction, supply chain vulnerability, computer virus, cybersecurity threat (such as denial-of-service attacks, direct or indirect cyber-attacks or cyber-intrusions over the Internet, hacking, ransomware, phishing and other social engineering attacks), unauthorized access or use, natural disasters, terrorism, war, and telecommunication and electrical failures. In addition, theft of data such as customer lists and preferences and other consumer and employee personal information, for competitive, fraudulent, or other unauthorized purposes, is an ongoing and growing risk. Any such theft, data security breach or other incident may have a material adverse effect on our business, financial condition and results of operations.

We are dependent upon information technology systems in the conduct of our operations and we collect, store and use certain data, intellectual property, our proprietary business information and certain personal information of our employees and customers on our computer systems. We have been, and expect to continue to be, subject to various cyberattacks and phishing schemes.

Many highly publicized data security incidents and attacks have occurred to other companies over the last several years, and we expect such attacks to continue. Any fraudulent, malicious or accidental breach of our data security could result in unintentional disclosure of, or unauthorized access to, third-party, customer, vendor, employee or other confidential or sensitive data or information, which could potentially result in business disruptions and additional costs to us including, without limitation, to repair or replace damaged systems, remediate issues, enhance security or respond to occurrences, lost sales, violations of data privacy and security laws, regulations, and requirements, violations of other laws, penalties, fines, regulatory action or litigation. We also rely on third-party service providers for certain information technology systems, such as payment processing, and any data security breach at a third-party service provider could have similar effects. In addition, media or other reports of perceived security vulnerabilities to our systems or those of our third-party suppliers, even if no breach has been attempted or occurred, could adversely impact our brand and reputation and customers could lose confidence in our security measures and reliability, which would harm our ability to retain customers and gain new ones. If any of these were to occur, it could have a material adverse effect on our business and results of operations.

We are and may become subject to a variety of privacy and data security laws and contractual obligations, which could increase compliance costs and our failure to comply with them could subject us to potentially significant fines or penalties and otherwise harm our business.

We maintain an array of sensitive information, including confidential business and personal information in connection with our operations, and are subject to laws and regulations governing the privacy and security of such information. The global data protection landscape is rapidly evolving, and we may be affected by or subject to new, amended or existing laws and regulations in the future, including as our operations continue to expand and we operate in foreign jurisdictions.  These laws and regulations may be subject to differing interpretations, which adds to the complexity of collecting, using, disclosing and processing personal data.  Guidance on implementation and compliance practices are often updated or otherwise revised.

In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws and federal and state consumer protection laws.  Each of these laws is subject to varying interpretations and constantly evolving.  While the United States lacks a nationwide privacy law of general applicability, certain state laws govern the privacy and security of personal information, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.  For example, the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used.  The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation.  The CCPA may increase our compliance costs and potential liability. Further, in November 2020, California voters approved the California Privacy Rights Act (“CPRA”) through a ballot measure.  The CPRA amended the CCPA, giving California residents additional control over their personal information and imposing further obligations on businesses processing the personal information of California residents.  The CPRA includes the creation of a privacy-specific enforcement agency, the first of its kind in any U.S. state, which will be responsible for enforcing the new law.  The CPRA takes effect on January 1, 2023. Additional states, including Colorado, Virginia, and Utah, have also adopted state-specific privacy regimes similar to California’s law and to legal regimes in place outside the US. In addition to state laws, the Federal Trade Commission (“FTC”) takes the view that failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act (the FTCA), 15 U.S.C § 45(a).  The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities.  Individually identifiable health information is considered sensitive data that merits stronger safeguards.

Outside the United States, numerous countries have adopted generally applicable data privacy regimes at the national level. For example, the European Parliament and the Council of the European Union adopted a comprehensive general data privacy regulation (“GDPR”) in 2016 to replace the then-current European Union Data Protection Directive and related country-specific legislation. The GDPR took effect in May 2018 and governs the collection and use of personal data in the European Union. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union, enhances enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the infringer, whichever is greater. The withdrawal of the United Kingdom from the European Union further complicated European data protection compliance obligations, as we must also comply with data privacy and security laws in effect in the UK that are substantially similar to the GDPR, but may diverge over time.

In Canada, the Personal Information Protection and Electronics Documents Act (Canada) (“PIPEDA”), the Personal Information Protection Act (Alberta), the Personal Information Protection Act (British Columbia), and the Act respecting the protection of personal information in the private sector (Quebec) govern the collection, use, and disclosure of personal information by private sector organizations. The Office of the Privacy Commissioner of Canada has stated that it considers the personal information of cannabis users is to be considered sensitive. Canadian privacy jurisprudence regarding the obligations that private sector organizations have to individual data subjects is constantly evolving. Privacy laws in Canada are also changing at the legislative level. On November 17, 2020, the Canadian Federal Government introduced Bill C-11, An Act to enact the Consumer Privacy Protection Act and the Personal Information and Data Protection Tribunal and to make consequential amendments to other Acts, for consideration in the House of Commons. Should Bill C-11 come into force, all private organizations that collect, use, and disclose personal information will become subject to new obligations and restrictions, including, without limitation, in connection with obtaining consent, access and control over personal information, deletion of personal information, data portability, de-identification of personal information, and transparency requirements.  On September 22, 2021, the Quebec government adopted Bill 64, an Act to modernize legislative provisions as regards the protection of personal information, which enacts significant changes to the requirements in Quebec relating to the collection, use, and disclosure of personal information, including, without limitation, by providing individuals with more significant rights and control over their personal information that are in many ways similar to the rights provided to data subjects under the GDPR. Entities that are doing business in Quebec may need to implement significant changes to the ways in which they process personal information. Certain of these obligations will come into force as early as September 22, 2022. On June 17, 2021, the Province of Ontario commenced a public consultation on modernizing Ontario’s legislative framework focusing on strengthening privacy laws in Ontario. The scope and nature of any new privacy legislation to be introduced in the Province of Ontario remains to be determined and it is possible that such legislation will introduce new restrictions and obligations on private sector organizations. The penalties and enforcement measures available to Canadian regulators for non-compliance that are contemplated under Bill C-11 and Bill-64 are more significant than those that are available under current privacy and data protection legislation in Canada.

In addition, with respect to consumer health information, there are a number of federal, state and provincial laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information.  For example, the privacy rules under PIPEDA and other applicable privacy laws protect medical records and other personal health information by limiting their use and disclosure of health information to the minimum level reasonably necessary to accomplish the intended purpose and apply to our operations globally. In Canada, we may also be required to retain certain customer personal information for prescribed periods of time pursuant to the Cannabis Act.

In the United States, the Health Insurance Portability and Accountability Act (“HIPAA”) imposes privacy and security requirements and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, received, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity.  HIPAA mandates the reporting of certain breaches of health information to the U.S. Department of Health and Human Services (“HHS”), affected individuals and if the breach is large enough, the media.  Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. In addition, provisions of the Americans with Disabilities Act require confidential treatment of employee medical records.

If we were found to be in violation of the privacy or security rules under PIPEDA, HIPAA, or other applicable laws protecting the confidentiality of health information in jurisdictions we operate in, we could be subject to sanctions and civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

Additional jurisdictions in which we operate or which we may enter also have data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of sensitive personal information. Data privacy and security are rapidly developing areas of law, as well, and imposition of new requirements is common. The interpretation and enforcement of such laws and regulations are uncertain and subject to change, and may require substantial costs to monitor and implement compliance with any additional requirements. Failure to comply with data protection laws and regulations could result in government enforcement actions (which could include substantial civil and/or criminal penalties), litigation, business disruption, and/or adverse publicity and could negatively affect our business results, operations and financial condition.

We are and may become subject to, or prosecute, litigation in the ordinary course of our manufacturing, marketing, distribution and sale of our products.

We may from time to time be subject to litigation, claims, other legal and regulatory proceedings and disputes arising in the ordinary course of our manufacturing, marketing, distribution and sale of our products, some of which may adversely affect our business, financial condition and results of operations. Several companies in the U.S. hemp-derived CBD industry have become party to an increasing number of purported class actions lawsuits relating to their food and dietary supplement products containing U.S. hemp-derived CBD. Should we face similar class actions filed against us, plaintiffs in such class action lawsuits, as well as in other lawsuits against us, may seek very large or indeterminate amounts, including punitive damages, which may remain unknown for substantial periods of time. Should any litigation in which we become involved be determined against us, such a decision could adversely affect our ability to continue operating, adversely affect the market price for our common shares and require the use of significant resources.

Even to the extent we ultimately prevail in litigation, litigation can consume and redirect significant resources. Litigation may also create a negative perception of us and our brands, which could have an adverse effect on our business, financial condition and results of operations.

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

As a manufacturer and distributor of products designed to be topically applied, ingested or inhaled by humans, we face an inherent risk of exposure to product liability claims, regulatory action and litigation if our products are alleged to have caused significant loss or injury. In addition, the manufacture and sale of cannabis and U.S. hemp products involve the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from consumption of cannabis or U.S. hemp products alone or in combination with other medications or substances could occur as described under “—There is limited long-term data with respect to the efficacy and side effects of our products and future clinical research studies on the effects of cannabis, U.S. hemp, cannabinoids and cannabis-based products may lead to conclusions that dispute or conflict with our understanding and belief regarding their benefits, viability, safety, efficacy, dosing and social acceptance.” We may be subject to various product liability claims, including, among others, that our products caused injury or illness, incorrect labeling, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances.

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

We may be unable to attract or retain skilled labor and personnel with experience in our various areas of business, or to obtain adequate equipment, parts and components, and we may be unable to attract, develop and retain additional employees required for our operations and future developments.

We may be unable to attract or retain employees with sufficient experience in our various areas of business, and may prove unable to attract, develop and retain additional employees required for our development and future success.

Our success is currently largely dependent on the performance of our skilled employees. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. In addition, we recently announced the Restructuring Actions which included, among other things, aligning general and administrative costs with short-term business expectations and a reduction in headcount impacting a number of employees. The Restructuring Actions could lead to increased attrition amongst those employees who were not directly affected by the reduction in headcount, and we may not be successful at retaining such employees or attracting new employees, which may have a material adverse effect on our business, results of operations and financial condition.

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

We have exposure to several customers who are license holders and, at least some of these customers are experiencing financial difficulties. In addition, we also face exposure to our third-party U.S. hemp,  cannabis products and non-cannabis product suppliers who may face financial difficulties and which would impact our supply of U.S. hemp, cannabis products and non-cannabis products. For example, supply chains throughout the world have been negatively impacted by COVID-19 and this has increased the costs of products and shipping. We have in the past, and may in the future, have disruptions in our supply chain and need to take allowances against and need to write off receivables due to the creditworthiness of these customers.

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

We rely on third-party distributors and other courier services, and may in the future rely on other third parties, to distribute our products. If these distributors do not successfully carry out their contractual obligations or terminate or suspend their contractual arrangements with us, if there is a delay or interruption in the distribution of our products or if these third parties damage our products, it could negatively impact our revenue and may require significant management attention. In addition, any damage to our products due to acts or omissions of our third-party distributors, such as product spoilage or improper storage or handling, could expose us to potential product liability, damage our reputation and the reputation of our products or brands or otherwise harm our business.

We rely on third-party manufacturers for the production of certain of our products and events adversely affecting them would adversely affect us.

We rely on third-party manufacturers to produce certain products or constituent parts thereof required to meet our quality and market needs, and plan to continue to do so. If our contract manufacturers fail to maintain high manufacturing standards and processes, it could harm our business. In the event of a natural disaster or business failure, including due to bankruptcy of a contract manufacturer, we may not be able to secure a replacement of our products on a timely or cost-effective basis, which could result in delays, additional costs and reduced revenues. Additionally, our third-party manufacturers have been and may continue to be negatively affected by the ongoing COVID-19 pandemic.

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

We are required to test our cannabis and U.S. hemp products, as well as cannabis accessories, in many of our active markets, with independent third-party testing laboratories for, among other things, cannabinoid levels. However, testing methods and analytical assays for cannabinoid levels of detection vary among different testing laboratories. There is currently no industry consensus on standards for testing methods or compendium of analytical assays or standard levels of detection. The detected and reported cannabinoid content in our cannabis and U.S. hemp products therefore can differ depending on the laboratory and testing methods (analytical assays) used. Variations in reported cannabinoid content will likely continue until the relevant regulatory agencies and independent certification bodies (e.g., ISO, USP) collaborate to develop, publish and implement standardized testing approaches for cannabis (including U.S. hemp), cannabinoids and their derivative products. Until such standardized analytical assays and levels of detection are developed, the existing differences could cause confusion with our consumers which could lead to a negative perception of us and our products, increase the risk of litigation regarding cannabinoid content and regulatory enforcement action and could make it more difficult for us to comply with regulatory requirements regarding contents of ingredients and packaging and labeling.

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

A defect in any business arrangement, including Acreage (if the Acreage Arrangement is completed) and Wana (if the acquisition of Wana is completed), may arise to defeat or impair our claim to such transaction, which may have a material adverse effect on us. It is possible that material changes could occur that may adversely affect management’s estimate of the recoverable amount for any agreement we enter into. Impairment estimates, based on applicable key assumptions and sensitivity analysis, will be based on management’s best knowledge of the amounts, events or actions at such time, and the actual future outcomes may differ from any estimates that are provided by us. Any impairment charges on our carrying value of business arrangements could have a material adverse effect on us.

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

•

significant acquisitions or business combinations, strategic partnerships, investments, joint ventures or capital commitments by or involving us or our competitors, including the Acreage Arrangement if completed and the acquisition of Wana, if completed;

•

increases in speculative trading activity by investors targeting publicly traded cannabis companies, which can further contribute to the volatility of the market price for our common shares if aggregate short exposure exceeds the number of our common shares available for purchase;

•	news reports relating to trends, concerns or competitive developments, regulatory changes or enforcement actions and other related issues in our industry or target markets;
•	the prospect of actual or perceived future changes to the legal and regulatory regimes that govern our products and our industries;
•	investors’ general perception of us and the public’s reaction to our press releases, our other public announcements and our filings with the SEC and Canadian securities regulators;
•	our failure to timely file our public filings with the SEC and Canadian securities regulators;
•	our failure to comply with the Nasdaq and TSX rules;
•	reports by industry analysts, investor perceptions, and market rumors or speculation;
•	general market, economic and political conditions (including rising geopolitical tensions in Ukraine and Russia);
•	negative announcements by our customers, competitors or suppliers regarding their own performance; and
•	the realization of any of the other risk factors set forth herein.

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

It is not anticipated that any dividend will be paid to holders of our common shares for the foreseeable future.

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

The trading market for our common shares depends, in part, on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our common shares or publish inaccurate or unfavorable research about our business, the trading price of our common shares would likely decline. In addition, if our results of operations fail to meet the forecasts of analysts, the trading price of our common shares would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common shares could decrease, which might cause our trading price and trading volume to decline.

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

As of May 26, 2022, the CBI Group holds in the aggregate approximately 35.3% of our issued and outstanding common shares on a non-diluted basis, and, through its pre-emptive rights and top-up rights, the CBI Group has the ability to maintain its ownership level. The CBI Group is also entitled to designate four nominees for election or appointment to our board of directors.

In light of such ownership and rights, the CBI Group is in a position to exercise significant influence over us, including matters affecting shareholders or requiring shareholder approval, such as the election of directors, change of control transactions, amendments to our articles and bylaws and the determination of other significant corporate actions.

Upon exercise of the remaining CBG Warrants in full and full conversion of the Canopy Notes held by the CBI Group, assuming no other securities of ours are issued and excluding the exercise of our right to acquire Acreage, the CBI Group will beneficially hold approximately 52.3% of our issued and outstanding common shares and would be able to exercise a controlling influence over our business and affairs.

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

We may not realize the benefits of our strategic partnership with the CBI Group, which could have an adverse effect on our business, financial condition and results of operations.

We believe that the strategic partnership between us and the CBI Group provides us with additional financial resources, product development and commercialization capabilities, and deep regulatory expertise to better position us to compete, scale and lead the rapidly growing global cannabis industry. We also believe that the growth opportunities for us are significant and could extend across the globe as new markets open. With the CBI Group’s resources and expertise, we expect to be even better positioned to support innovation and create differentiated products and brands across medical and recreational categories. Nevertheless, a number of risks and uncertainties are associated with the expansion into such markets and the pursuit of these growth opportunities. The failure to reap the anticipated benefits of the CBI Group’s resources and expertise to realize growth opportunities could have a material adverse effect on our business, financial condition and results of operations.

Any common shares issued pursuant to the exercise of the CBG Warrants or the Canopy Notes held by the CBI Group will dilute shareholders.

The Tranche A Warrants may be exercised in full or in part at any time on or prior to November 1, 2023 and the Tranche B Warrants and Tranche C Warrants may be exercised in full or in part at any time on or prior to November 1, 2026, from time to time, in accordance with the terms thereof, and entitles the holder thereof, upon valid exercise in full thereof, to acquire, accept and receive from us an aggregate of 139,745,453 common shares (subject to adjustment in accordance with the terms of such warrants).  The CDN$200 million principal amount of Canopy Notes held by the CBI Group may be converted, in accordance with the terms thereof, and entitles the holder thereof, upon conversion in full thereof, to 4,151,540 common shares.  Assuming full exercise of the Tranche A Warrants, the Tranche B Warrants and the Tranche C Warrants and the full conversion of the Canopy Notes held by the CBI Group, the CBI Group would be entitled to 286,150,795 common shares, which represents approximately 52.3% of the issued and outstanding common shares as of May 26, 2022 (on a non-diluted basis). Any issuance of common shares pursuant to the exercise of the CBG Warrants and the conversion of the Canopy Notes held by the CBI Group would dilute all of our other shareholders.

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

We may be subject to various potential conflicts of interest because of the fact that some of our officers and directors may be engaged in a range of business activities, and have relationships with or are employed by the CBI Group. For example, David Klein, our Chief Executive Officer, previously served as Executive Vice President and Chief Financial Officer of CBI. Thomas Stewart, our Chief Accounting Officer, previously served as Senior Director, Global Accounting at CBI. Holly Lukavsky, our Vice President of Chief Human Resources, previously served as VP- Human Resources at CBI.  Garth Hankinson, one of our directors, currently serves as the Executive Vice President and Chief Financial Officer of CBI. Robert Hanson, one of our directors, currently serves as Executive Vice President and President, Wine & Spirits Division at CBI. Judy Schmeling, the chair of our board of directors, is also a board member of CBI. In addition, Jim Sabia, one of our directors, serves as Executive Vice President and President – Beer Division at CBI. Our directors devote, and our executive officers may devote, time to their outside business interests, so long as such activities do not materially or adversely interfere with their duties to us. Our directors, and in some cases, our executive officers, may have fiduciary obligations associated with these business interests that interfere with their ability to devote time to our business and affairs and that could adversely affect our operations. These business interests could require significant time and attention.

We may also become involved in other transactions which are inconsistent or conflict with the interests of our directors and officers who may from time to time deal with persons, firms, institutions or corporations with which we may be dealing, or which may be seeking investments similar to those desired by us. The interests of these persons could conflict with our interests. In addition, we may be competing with these persons, such as the CBI Group, for available investment and other opportunities. Conflicts of interest, if any, will be subject to the procedures and remedies provided under applicable laws and regulations. In particular, in the event that such a conflict of interest arises at a meeting of our directors, a director who has such a conflict will abstain from voting for or against the approval of such participation or such terms. In accordance with applicable laws and regulations, our directors are required to act honestly, in good faith and in our best interests.

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

The intentions of the CBI Group regarding its long-term economic ownership of our common shares are subject to change as a result of changes in the circumstances of the CBI Group or its affiliates, changes in our management and operation and changes in laws and regulations, market conditions and our financial performance.

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

In February 2022, following Russia’s invasion of Ukraine, the United States and the European Union imposed various economic sanctions against Russia. Such sanctions may result in restrictions on the sale of oil or other energy resources from Russia to other countries in the region and could result in an increase in our global shipping expenses, reduce our sales, or otherwise have an adverse effect on our European operations. Additionally, escalation by Russia beyond Ukraine and into other countries within the region could also reduce our sales and have a negative effect on our European operations.

We will seek to maintain adequate insurance coverage in respect of the risks we face; however, insurance premiums for such insurance may not continue to be commercially justifiable and there may be coverage limitations and other exclusions which may not be sufficient to cover our potential liabilities.

While we have insurance to protect our assets, operations and employees, such insurance is subject to deductibles, coverage limits and exclusions and may not be available or adequate for the risks and hazards to which we are exposed in our current state of operations. For example, certain wholesalers, distributors, retailers and other service providers may require suppliers of U.S. hemp products to provide an indemnification from liability in connection with such products, which may not be covered by insurance. In addition, no assurance can be given that such insurance will be adequate to cover our liabilities or will be generally available in the future or, if available, that premiums and deductibles will be commercially justifiable. If we were to incur substantial liability claims and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur such liability at a time when we are not able to obtain liability insurance, our business, financial condition and results of operations may be adversely affected.

Tax and accounting requirements may change or be interpreted in ways that are unforeseen to us and we may face difficulty or be unable to implement and/or comply with any such changes or interpretations.

We are subject to numerous tax and accounting requirements, and changes in existing accounting or taxation rules or practices, or varying interpretations of current rules or practices, could have a significant adverse effect on our financial results, the manner in which we conduct our business or the marketability of any of our products. In many countries, including the U.S., we are subject to transfer pricing and other tax regulations designed to ensure that appropriate levels of income are reported as earned and are taxed accordingly. Although we believe that we are in substantial compliance with all applicable regulations and restrictions, we are subject to the risk that governmental authorities could audit our transfer pricing and related practices and assert that additional taxes are owed or that various jurisdictions could assert that we should file tax returns in jurisdictions where we do not file and subject us to additional tax. In the future, the geographic scope of our business may expand, and such expansion will require us to comply with the tax laws and regulations of additional jurisdictions. Requirements as to taxation vary substantially among jurisdictions. Complying with the tax laws and regulations of these jurisdictions can be time consuming and expensive and could potentially subject us to penalties and fees in the future if we failed to comply. In the event that we failed to comply with applicable tax laws, regulations and accounting requirements, this could have a material adverse effect on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters is located in Smiths Falls, Ontario, Canada. We have various other corporate offices, stores and facilities across Canada including locations in the provinces of Ontario, Quebec, Manitoba, Saskatchewan, Alberta, British Columbia and Newfoundland and Labrador. Our operations in the United States include locations in the states of California, Colorado, New York, and Illinois. Outside Canada and the United States, in addition to our material properties described below, we maintain corporate office space in several other countries.

We believe that our facilities, taken as a whole, are in good condition and working order. Within our global cannabis and other consumer products segments, we have adequate capacity to meet our needs for the foreseeable future.

During the year ended March 31, 2022, we reorganized our operations and consolidated or wound down some of our properties. As of March 31, 2022, our material owned or leased properties now consist of the following:

Facility Location	Type	Segment	Property Owned/Leased	Utilization (Full or Partial)
CANADA
Smiths Falls, Ontario	Production, Manufacturing, Distribution, R&D, Corporate	Global Cannabis	Owned, subject to mortgage in favour of Wilmington Trust, National Association, in connection with the Credit Facility	Partial
Kincardine, Ontario	Production	Global Cannabis	Owned, subject to mortgage in favour of Wilmington Trust, National Association, in connection with the Credit Facility	Full
Mirabel, Quebec	Production	Global Cannabis	Leased	Full
UNITED STATES
Modesto, California	Production	Global Cannabis	Owned, subject to mortgage in favour of Wilmington Trust, National Association, in connection with the Credit Facility	Partial
EUROPE
Tuttlingen, Germany	Manufacturing (Storz & Bickel)	Consumer Products	Owned	Full
Frankfurt, Germany	Production, Corporate	Global Cannabis	Leased	Full

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

In November 2019, the Company and certain of its current and former executives were named as defendants in a purported class action lawsuit filed in the U.S. District Court for the District of New Jersey (the “Court") captioned Ortiz v. Canopy Growth Corporation et al., No. 2:19-cv-20543-KM-ESK. The plaintiffs alleged that the defendants made false and/or misleading statements and/or failed to disclose material adverse facts, regarding Canopy Growth’s receivables, business, operations and prospects relating to, among other things, the demand for its softgel and oil products. Pursuant to documents filed with the Court on February 4, 2022, the Company has reached an agreement to settle the class action. The agreement does not constitute any admission of liability or wrongdoing by the Company or its executives. The agreement expressly provides that the Company denies any misconduct or wrongdoing. The agreement is subject to approval by the Court and other terms. On February 7, 2022, Judge McNulty granted an order preliminarily approving the settlement. The Court will hear the plaintiff’s motion for final approval of the settlement on June 7, 2022.

In July 2020, Canopy Growth was added as a defendant in a proposed class action commenced against a large number of Canadian license holders including Aurora Cannabis Inc.; Aurora Cannabis Enterprises Inc.; AuroraCo.; Aleafiaco; Aleafia Health Inc.; Emblem Cannabis Corp.; Hexo Corp.; HexoCo; Cronos Group Inc.; Cronosco; Tilray Canada Ltd.; Organigram Holdings Inc.; OrganigramCo; MediPharm Labs Corp.; MediPharmCo; CanopyCo; Aphria Inc.; Broken Coast Cannabis Ltd.; AphriaCo; Emerald Cannabis Corporation; Emerald Health Therapeutics, Inc.; and EmeraldCo. The proposed class action was commenced in the Alberta Court of Queen’s Bench sitting at Calgary.  The plaintiffs allege that the defendants, including Canopy Growth, marketed and sold medicinal and recreational cannabis products with an advertised content of THC and CBD and that the amount of THC and/or CBD as contained on the label was wrong and outside the permissible variability limits.  The claim alleges the following causes of action indiscriminately against all of the defendants: breach of contract and breach of consumer protection legislation, including the various Sale of Goods Acts and Consumer Protection Acts; common law and statutory misrepresentation; negligence in product labelling;

breach of the duty to warn; unjust enrichment; waiver of tort. The claim seeks an aggregate of $505 million in damages as against all of the defendants) and $5,000,000 in punitive damages against each defendant plus an accounting of revenues from each defendant.

In February 2021, Canopy Growth was named as a defendant, together with RIV Capital, RIV Capital Corporation (formerly Canopy Rivers Corporation) (“RCC”), TerrAscend, TerrAscend Canada Inc. and Olivier Dufourmantelle, in an action commenced by 2615975 Ontario Inc. in the Ontario Superior Court of Justice, sitting at Windsor, Ontario.  The claim seeks, amongst other things, damages in the amount of $500 million for bad faith, fraud, civil conspiracy, breach of the duty of honesty and good faith in contractual relations and breach of fiduciary duty. In December 2021, counsel for the plaintiffs advised that the plaintiffs wished to discontinue the action on a without costs basis. As of May 26, 2022, releases have been exchanged and the parties await formal discontinuation of the action.

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

Item 6. Reserved.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This Management’s Discussion and Analysis (“MD&A”), which should be read in conjunction with our consolidated financial statements and the notes thereto as at and for the year ended March 31, 2022 included in Item 8 of this Annual Report (the “Financial Statements”), provides additional information on our business, current developments, financial condition, cash flows and results of operations. It is organized as follows:

•

Part 1 - Business Overview. This section provides a general description of our business, which we believe is important in understanding the results of our operations, financial condition, and potential future trends.

•	Part 2 - Results of Operations. This section provides an analysis of our results of operations for (1) fiscal 2022 in comparison to fiscal 2021; and (2) fiscal 2021 in comparison to fiscal 2020.
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

Part 1 - Business Overview

Canopy Growth is a world-leading cannabis CPG company which produces, distributes, and sells a diverse range of cannabis, hemp, and CPG products. Cannabis products are principally sold for recreational and medical purposes under a portfolio of distinct brands in Canada pursuant to the Cannabis Act, and globally pursuant to applicable international and Canadian legislation, regulations, and permits. Canopy Growth is also active in the cannabis accessory, hemp-derived CBD, skin care and wellness, and sports performance beverage categories. Our core operations are in Canada, the United States, and Germany.

On October 17, 2018, the Cannabis Act came into effect in Canada, regulating both the medical and recreational cannabis markets in Canada and providing provincial, territorial and municipal governments the authority to prescribe regulations regarding the distribution and sale of recreational cannabis. On October 17, 2019, the second phase of recreational cannabis products was legalized pursuant to certain amendments to the regulations under the Cannabis Act. We currently offer product varieties in dried flower, oil, softgels, vape pen power sources, pod-based vape devices, vape cartridges, cannabis-infused beverages and cannabis-infused edibles, with product availability varying based on provincial and territorial regulations. Our recreational cannabis products are predominantly sold to provincial and territorial agencies under a “business-to-business” wholesale model, with those provincial and territorial agencies then being responsible for the distribution of our products to brick-and-mortar stores and for online retail sales. We also operate a network of Tweed and Tokyo Smoke retail stores across Canada, where permissible, to promote brand awareness and drive consumer demand under a “business-to-consumer” model. In the first quarter of fiscal 2022, we completed the acquisitions of (i) The Supreme Cannabis Company, Inc. (“Supreme Cannabis”), a producer of recreational, wholesale and medical cannabis products with a diversified portfolio of distinct cannabis products and brands; and (ii) AV Cannabis Inc. (“Ace Valley”), an Ontario-based cannabis brand focused on premium, ready-to-enjoy products including vapes, pre-roll joints and gummies.

Our Spectrum Therapeutics medical division is a global leader in medical cannabis. Spectrum Therapeutics produces and distributes a diverse portfolio of medical cannabis products to healthcare practitioners and medical customers in Canada, and in several other countries where it is federally permissible to do so.

Subsequent to the passage of the 2018 Farm Bill in December 2018, we began building our hemp supply chain in the United States through our investment in processing, extraction and finished goods manufacturing facilities. In the United States, we currently offer (i) a line of premium quality, hemp-derived wellness gummies, oils, softgels and topicals under the Martha Stewart CBD brand; (ii) a line of premium, ready-to-drink CBD-infused sparkling waters under the Quatreau brand; and (iii) whisl, a CBD vape.

In June 2019, we implemented the Original Acreage Arrangement pursuant to the Acreage Arrangement Agreement with Acreage, a U.S. multi-state cannabis operator. In September 2020, we entered into the Acreage Amending Agreement and implemented the Acreage Amended Arrangement. Pursuant to the Acreage Amended Arrangement, following the occurrence or waiver (at our discretion) of the Triggering Event and subject to the satisfaction or waiver of the conditions set out in the Acreage Arrangement Agreement (as modified by the Acreage Amending Agreement), we (i) agreed to acquire approximately 70% of the issued and outstanding shares of Acreage, and (ii) obtained the right to acquire the other approximately 30% of the issued and outstanding shares of Acreage. The acquisition of Acreage, if completed, will provide a pathway into cannabis markets in the United States; however, we and Acreage will continue to operate as independent companies until the acquisition of Acreage is completed.

Additionally, on October 14, 2021, we entered into definitive agreements (the “Wana Agreements”) with Mountain High Products, LLC, Wana Wellness, LLC and The Cima Group, LLC (collectively, “Wana”) providing us with the right, upon occurrence or waiver (at our discretion) of the Triggering Event, to acquire 100% of the outstanding membership interests of Wana. Wana manufactures and sells gummies in the state of Colorado and licenses its intellectual property to partners, who manufacture, distribute, and sell Wana-branded gummies across the United States, including in California, Arizona, Illinois, Michigan and Florida, and across Canada. Until such time as we exercise our right to acquire Wana, we will have no economic or voting interest in Wana, and we and Wana will continue to operate independently.

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

Our licensed operational capacity in Canada includes indoor and greenhouse cultivation space; post-harvest processing and cannabinoid extraction capability; advanced manufacturing capability for softgel encapsulation and pre-rolled joints; a beverage production facility; and confectionary manufacturing. These capabilities allow us to supply the recreational and medical markets with a complimentary balance of flower products and extracted cannabinoid input for our oil, CBD, ingestible cannabis, cannabis extracts and cannabis topical products.

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

While the COVID-19 pandemic, including government measures to limit the spread of COVID-19, adversely affected our operations in fiscal 2022, the impact was not material to our results of operations. However, given the uncertainties associated with the COVID-19 pandemic, including those related to the distribution and acceptance of the vaccines and their effectiveness with respect to new variants of the virus, the use of our products by consumers, disruptions to the global and local economies due to related stay-at-home orders, quarantine policies and restrictions on travel, trade and business operations and a reduction in discretionary consumer spending, we are unable to estimate the future impact of the COVID-19 pandemic on our business, financial condition, results of operations, and/or cash flows. Recently in the United States, there have been a number of supply chain challenges, such as container ships facing delays due to congestion in ports, impacting many industries, including the industries in which we operate. Although we have not yet seen a significant impact, we continue to monitor our supply chain closely. The uncertain nature of the impacts of the COVID-19 pandemic may continue to affect our results of operations into fiscal 2023.

We believe we have sufficient liquidity available from cash and cash equivalents and short-term investments on hand of $776.0 million and $595.7 million, respectively, as of March 31, 2022, and from available capacity under our revolving debt facility to enable us to meet our working capital and other operating requirements, fund growth initiatives and capital expenditures, settle our liabilities, and repay scheduled principal and interest payments on debt. Refer to “Part 3 – Financial Liquidity and Capital Resources” for further information.

Recent Developments

Divestiture of C3 Cannabinoid Compound Company

On January 31, 2022, we completed the divestiture of all of our interest in C3 Cannabinoid Compound Company GmbH (“C3”) to a European pharmaceutical company headquartered in Germany (the “C3 Divestiture”). C3 develops and manufactures cannabinoid-based pharmaceutical products for distribution in Germany and certain other European countries. In connection with the C3 Divestiture, we received a cash payment of $128.3 million (€88.7 million), inclusive of cash, working capital and debt adjustments. We will also be entitled to an earnout payment of up to €42.6 million, subject to the achievement of certain milestones by C3. Refer to Note 30 of our Financial Statements for further information regarding the C3 Divestiture.

Restructuring Actions

On April 26, 2022, we announced a series of restructuring actions aligned to our strategic review of our business, which included (i) reducing cultivation costs in the Canadian recreational cannabis business through cultivation-related efficiencies and facility improvements; (ii) implementing a flexible manufacturing platform, including contract manufacturing for certain product formats; (iii) right-sizing indirect costs and generating efficiencies across our supply chain and procurement; (iv) aligning general and administrative costs with short-term business expectations; (v) further streamlining the organization to drive process-related efficiencies; and (vi) a reduction of approximately 250 full-time positions. Charges associated with these restructuring actions, along with charges resulting from previous restructuring initiatives undertaken by us, are detailed below under “Part 2 – Results of Operations”.

Plan to Acquire Jetty

On May 18, 2022, we and Jetty, a California-based producer of high-quality cannabis extracts and clean vape technology, announced that we entered into the Jetty Agreements providing us, by way of a wholly-owned subsidiary, the right to acquire, upon federal permissibility of THC in the U.S. or earlier at our election, up to 100% of the outstanding capital stock of Jetty.

Under the Jetty Agreements, we will make aggregate upfront payments in the amount of approximately US$69.0 million, payable through a combination of cash and our common shares, a majority of which will be in our common shares, in exchange for approximately 75% of the equity interests in Jetty, subject to certain adjustments. Upon exercise of the rights to acquire up to 100% of the equity interests in Jetty covered by the first option agreement, we will make an additional payment pursuant to the terms of the Jetty Agreements, also to be satisfied through a combination of cash and our common shares.

Until such time as we elect to exercise our rights to acquire Jetty, we will have no direct or indirect economic or voting interests in Jetty, we will not directly or indirectly control Jetty, and we and Jetty will continue to operate independently of one another.

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

Product innovation. We believe a significant opportunity exists to expand our total addressable market and create new consumer categories by continuing to develop innovative new recreational products that include cannabis and cannabinoids as ingredients. Accordingly, we have been focused on expanding our portfolio of innovative, premium-focused recreational cannabis products across Canada, including (i) inhalable cannabis (whole and pre-rolled flower, vape and concentrates); (ii) ingestible cannabis (e.g., edible formats like gummies and beverages), and (iii) cannabis extracts (predominantly oils and softgels). In November 2021, we expanded our premium flower portfolio with new offerings with higher THC potency from sought-after strains, and also expanded our THC-infused beverage and gummie offerings. In the United States, we launched our Martha Stewart CBD line of premium quality, hemp-derived wellness gummies, oils and softgels in September 2020, and in January 2022 we expanded our product offering to include CBD wellness topicals designed for muscle recovery, better sleep and stress management. With respect to delivery devices, in September, Storz & Bickel released three new vaporizer updates, including the Volcano Onyx, the Crafty+ and the Mighty+

We believe our success will depend on market acceptance of these products, our ability to execute on introducing our products to market, our ability to position our differentiated products as premium offerings in order to capture a higher relative gross margin, and our ability to continually develop and introduce new products that delight our consumers.

Activities in the United States. Through our investments in, and agreements with, Acreage and Wana (as described above) and other multi-state operators such as TerrAscend, we are focused on building a robust THC ecosystem in preparation for entry into the United States THC market when federally permissible. Additionally, as highlighted above, we initially launched our Martha Stewart CBD line of products in September 2020 and launched our first line of CBD-infused beverages, under the Quatreau brand, in the United States market in the fourth quarter of fiscal 2021. Additionally, we have continued to bring new products to market in the United States under the This Works and BioSteel brands, some of which have been infused or blended with hemp-derived CBD isolate. We believe our success will depend on our ability to distribute our CBD-based products in the U.S. and bring them to market through best-in-class sales execution on our e-commerce platform and into retail points of sale, our ability to position, market and differentiate our products in the highly-fragmented U.S. CBD market, and our ability to continually develop and introduce new products.

Increasing access to medical cannabis products in Canada and select European markets. Our success will depend on our ability to leverage our position as a trusted leader in the medical cannabis markets in Canada and select European countries, including Germany, by offering a wide range of cannabis products across a variety of brands, formats and strains that serve the needs of our customers. In Canada, we have continued to broaden our brand and product portfolio throughout fiscal 2022. We have also introduced new medical cannabis delivery devices to our medical customers, including the Storz & Bickel Volcano Medic 2 vaporizer that was issued a license by Health Canada for medical use. In Europe, we are focused on providing a diverse portfolio of medically-validated cannabis products and education and support programs to medical customers and healthcare practitioners, with our primary focus being Germany. Expansion may come in the form of acquisitions or organic growth, either of which will require expenditure of capital that may negatively impact our profitability as we seek to scale the reach of our business in these markets.

Part 2 - Results of Operations

Discussion of Fiscal 2022 Results of Operations

The following table presents selected consolidated financial information for the years ended March 31, 2022 and 2021:

	Years ended March 31,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2022	2021	$ Change	% Change
Selected consolidated financial information:
Net revenue	$520,325	$546,649	$(26,324)	(5%)
Gross margin percentage	(37%)	12%	-	(4,900) bps
Net loss	$(320,485)	$(1,670,820)	$1,350,335	81%
Net loss attributable to Canopy Growth Corporation	$(302,181)	$(1,744,920)	$1,442,739	83%
Basic loss per share[1]	$(0.77)	$(4.69)	$3.92	84%

[1]For the year ended March 31, 2022, the weighted average number of outstanding common shares, basic and diluted, totaled 391,324,285 (year ended March 31, 2021 - 371,662,296).

Net Revenue

We report net revenue in two segments: (i) global cannabis; and (ii) other consumer products. The following tables present segmented net revenue, by channel and by form, for the years ended March 31, 2022 and 2021:

Revenue by Channel	Years ended March 31,
(in thousands of Canadian dollars)	2022	2021	$ Change	% Change
Canadian recreational cannabis net revenue
Business-to-business[1]	$143,732	$163,585	$(19,853)	(12%)
Business-to-consumer	61,570	66,016	(4,446)	(7%)
	205,302	229,601	(24,299)	(11%)
Canadian medical cannabis net revenue[2]	52,608	55,448	(2,840)	(5%)
	257,910	285,049	(27,139)	(10%)
International and other revenue
C3	36,113	62,335	(26,222)	(42%)
Other[3]	43,193	31,296	11,897	38%
	79,306	93,631	(14,325)	(15%)
Global cannabis net revenue	337,216	378,680	(41,464)	(11%)

Other consumer products
Storz & Bickel	85,410	80,998	4,412	5%
This Works	32,296	33,314	(1,018)	(3%)
BioSteel[4]	44,626	28,530	16,096	56%
Other	20,777	25,127	(4,350)	(17%)
Other consumer products revenue	183,109	167,969	15,140	9%

Net revenue	$520,325	$546,649	$(26,324)	(5%)

[1] Reflects excise taxes of $56,666 and other revenue adjustments, representing our determination of returns and pricing adjustments, of $7,300 for the year ended March 31, 2022 (year ended March 31, 2021 - excise taxes of $54,928 and other revenue adjustments of $14,000).

[2] Reflects excise taxes of $5,227 for the year ended March 31, 2022 (year ended March 31, 2021 - $5,621).
[3] Reflects other revenue adjustments of $4,288 for the year ended March 31, 2022 (year ended March 31, 2021 - $717)
[4] Reflects other revenue adjustments of $9,876 for the year ended March 31, 2022 (year ended March 31, 2021 - $9,218)

Revenue by Form	Years ended March 31,
(in thousands of Canadian dollars)	2022	2021	$ Change	% Change
Canadian recreational cannabis
Dry bud[1]	$211,673	$238,021	$(26,348)	(11%)
Oils and softgels[1]	25,528	28,761	(3,233)	(11%)
Beverages, edibles, topicals and vapes[1]	32,067	31,747	320	1%
Other revenue adjustments	(7,300)	(14,000)	6,700	48%
Excise taxes	(56,666)	(54,928)	(1,738)	(3%)
	205,302	229,601	(24,299)	(11%)
Medical cannabis and other[2]
Dry bud	45,355	40,479	4,876	12%
Oils and softgels	71,229	101,875	(30,646)	(30%)
Beverages, edibles, topicals and vapes	20,557	12,346	8,211	67%
Excise taxes	(5,227)	(5,621)	394	7%
	131,914	149,079	(17,165)	(12%)
Global cannabis net revenue	337,216	378,680	(41,464)	(11%)

Other consumer products
Storz & Bickel	85,410	80,998	4,412	5%
This Works	32,296	33,314	(1,018)	(3%)
BioSteel[2]	44,626	28,530	16,096	56%
Other	20,777	25,127	(4,350)	(17%)
Other consumer products revenue	183,109	167,969	15,140	9%

Net revenue	$520,325	$546,649	$(26,324)	(5%)

[1] Excludes the impact of other revenue adjustments.
[2] Includes the impact of other revenue adjustments.

Net revenue was $520.3 million in fiscal 2022, as compared to $546.6 million in fiscal 2021. The year-over-year decrease is attributable to a revenue decline of 11% in our global cannabis segment, as declines across our organic Canadian recreational and medical cannabis businesses were only partially offset by net revenue attributable to the acquisitions, in the first quarter of fiscal 2022, of Supreme Cannabis and Ace Valley. The revenue decline in this segment was only partially offset by growth of 9% in our other consumer products segment, which was primarily driven by the growth in our BioSteel business.

Global cannabis

Net revenue from our global cannabis segment was $337.2 million in fiscal 2022, as compared to $378.7 million in fiscal 2021.

Canadian recreational cannabis net revenue was $205.3 million in fiscal 2022, as compared to $229.6 million in fiscal 2021.

•

Net revenue from the business-to-business channel was $143.7 million in fiscal 2022, as compared to $163.6 million in fiscal 2021. The year-over-year decrease is primarily attributable to the continuing impacts of (i) an insufficient supply of in-demand dried flower products, driven by shifting consumer preferences for certain single strain and higher-potency dried flower products and smaller format pre-rolls; and (ii) price compression resulting from increased competition in both the value-priced and mainstream dried flower category of the recreational market. These factors were partially offset by net revenue from the acquisitions of Supreme Cannabis and Ace Valley in the first quarter of fiscal 2022, which, together, contributed revenue of $36.0 million in fiscal 2022.

•

Revenue from the business-to-consumer channel was $61.6 million in fiscal 2022, as compared to $66.0 million in fiscal 2021. The year-over-year decrease is primarily attributable to the continuing rapid increase in the number of third-party owned retail stores across Canada, resulting in increased competition in the provinces in which we operate corporate-owned stores.

Canadian medical cannabis net revenue was $52.6 million in fiscal 2022, as compared to $55.4 million in fiscal 2021. We continued to be impacted in fiscal 2022 by a year-over-year decrease in the total number of medical orders, which was primarily related to the increasing number of recreational cannabis retail stores across Canada. With the build-out of the retail store network across Canada, customers are now offered greater availability and convenience in shopping for cannabis products.

International and other cannabis revenue was $79.3 million in fiscal 2022, as compared to $93.6 million in fiscal 2021.

•

C3 contributed revenue of $36.1 million in fiscal 2022, a year-over-year decrease of $26.2 million driven by (i) the completion of the C3 Divestiture on January 31, 2022, as described in “Recent Developments” above; (ii) increased competition in the synthetic cannabinoid market in Germany, and price compression for C3’s products; and (iii) a limitation on sales activities associated with COVID-19 restrictions, particularly in the first and third quarters of fiscal 2022.

•

Other cannabis revenue was $43.2 million in fiscal 2022, a year-over-year increase of $11.9 million primarily attributable to (i) the growth in our U.S. CBD business, which was driven by the introduction of our whisl CBD vapes and Quatreau CBD beverages; and (ii) opportunistic bulk cannabis sales to Israel in the amount of $8.0 million. Partially offsetting this was a year-over-year decrease associated with our German medical cannabis business, primarily related to (i) increased competition and price compression; (ii) cannabis supply constraints; and (iii) a limitation on sales activities associated with COVID-19 restrictions in Germany, particularly in the first and third quarters of fiscal 2022.

Other consumer products

Revenue from our other consumer products segment was $183.1 million in fiscal 2022, as compared to $168.0 million in fiscal 2021.

•

Revenue from Storz & Bickel was $85.4 million in fiscal 2022, a year-over-year increase of $4.4 million due primarily to (i) sales of new vaporizers launched late in the second quarter of fiscal 2022; (ii) an increased capability to meet demand resulting from the investments made in production capacity expansion at our facilities; and (iii) the impact of the stronger Canadian dollar relative to the prior year.

•

Revenue from This Works was $32.3 million in fiscal 2022, a year-over-year decrease of $1.0 million due primarily to (i) the comparable period had benefited from the sale of certain items produced by This Works, including sanitizer, at the beginning of the COVID-19 pandemic; and (ii) the impact of the stronger Canadian dollar relative to the prior year.

•

Revenue from BioSteel was $44.6 million, a year-over-year increase of $16.1 million due primarily to (i) the expansion of our United States distribution network beginning in the fourth quarter of fiscal 2021; (ii) new “ready-to-drink” product launches during the last year; and (iii) higher international sales of ready-to-drink products and beverages mixes.

Cost of Goods Sold and Gross Margin

The following table presents cost of goods sold, gross margin and gross margin percentage on a consolidated basis for the years ended March 31, 2022 and 2021:

	Years ended March 31,
(in thousands of Canadian dollars except where indicated)	2022	2021	$ Change	% Change
Net revenue	$520,325	$546,649	$(26,324)	(5%)

Cost of goods sold	$713,379	$479,689	$233,690	49%
Gross margin	(193,054)	66,960	(260,014)	(388%)
Gross margin percentage	(37%)	12%	-	(4,900) bps

Cost of goods sold was $713.4 million in fiscal 2022, as compared to $479.7 million in fiscal 2021. Our gross margin was $(193.1) million in fiscal 2022, or (37%) of net revenue, as compared to a gross margin of $67.0 million and gross margin percentage of 12% of net revenue in fiscal 2021. The year-over-year decrease in the gross margin percentage was primarily attributable to:

•

Restructuring charges totaling $123.7 million relating to inventory write-downs and other charges resulting primarily from strategic changes to our business. Comparatively, our gross margin in fiscal 2021 was impacted by restructuring charges totaling $26.0 million, relating primarily to the closure of certain Canadian and international production facilities. These charges are described below in “Restructuring, Asset Impairment and Related Costs”; and

•

Inventory write-downs recorded in the second and fourth quarters of fiscal 2022 primarily related to excess Canadian cannabis inventory, resulting from underperformance relative to forecast as well as declines in expected near-term demand.

Our gross margin in fiscal 2022 was also impacted by:

•	A year-over-year decrease in net revenue and continued price compression in our Canadian recreational cannabis channel, as described above in our analysis of revenue for fiscal 2022;
•	The impact of the under-absorption of costs for our U.S. CBD business, and higher third-party shipping, distribution and warehousing costs across North America which primarily impacted BioSteel;
•	A shift in the business mix resulting from a decrease in the proportionate revenue contribution from C3 relative to fiscal 2021;
•

A year-over-year decline in C3’s gross margins due primarily to (i) the decrease in revenue, and the associated impact on C3’s cost leverage; and (ii) price compression for synthetic cannabinoid products resulting from increased competition; and

•

Charges totaling $11.8 million related to the flow-through of inventory step-up associated with the acquisition of Supreme Cannabis in the first quarter of fiscal 2022. This compares to charges of $1.5 million in fiscal 2021, which were associated with fiscal 2020 business combinations.

Our gross margin in fiscal 2022 benefited from payroll subsidies in the amount of $24.4 million received from the Canadian government, pursuant to a COVID-19 relief program. This compares to subsidies received of $5.7 million in fiscal 2021.

We report gross margin and gross margin percentage in two segments: (i) global cannabis; and (ii) other consumer products. The following table presents segmented gross margin and gross margin percentage for the years ended March 31, 2022 and 2021:

	Years ended March 31,
(in thousands of Canadian dollars except where indicated)	2022	2021	$ Change	% Change
Global cannabis segment
Cost of goods sold	$588,451	$371,635	$216,816	58%
Gross margin	(251,235)	7,045	(258,280)	(3666%)
Gross margin percentage	(75%)	2%		(7,700) bps

Other consumer products segment
Cost of goods sold	$124,928	$108,054	$16,874	16%
Gross margin	58,181	59,915	(1,734)	(3%)
Gross margin percentage	32%	36%		(400) bps

Global cannabis

Gross margin for our global cannabis business was $(251.2) million in fiscal 2022, or (75%) of net revenue, as compared to $7.0 million in fiscal 2021, or 2% of net revenue. The year-over-year decrease in the gross margin percentage was primarily attributable to:

•

Restructuring charges totaling $123.7 million relating to inventory-write-downs and other charges resulting from strategic changes to our business, as compared to restructuring charges totaling $26.0 million in fiscal 2021;

•	Inventory write-downs recorded in the second and fourth quarters of fiscal 2022 primarily in relation to excess Canadian cannabis inventory;
•

The factors impacting the gross margin for C3, our Canadian recreational cannabis business, and our U.S. CBD business, as described in our analysis of “Cost of Goods Sold and Gross Margin” on a consolidated basis above;

•	A shift in the business mix resulting from a decrease in the proportionate revenue contribution from the relatively higher-margin C3 business as compared to fiscal 2021; and
•

Charges totaling $11.8 million related to the flow-through of inventory step-up associated with the acquisition of Supreme Cannabis in the first quarter of fiscal 2022. This compares to charges of $1.5 million in fiscal 2021, which were associated with fiscal 2020 business combinations.

Our gross margin in fiscal 2022 benefited from payroll subsidies in the amount of $24.4 million received from the Canadian government, pursuant to a COVID-19 relief program. This compares to subsidies received of $5.7 million in fiscal 2021.

Other consumer products

Gross margin for our other consumer products segment was $58.2 million in fiscal 2022, or 32% of net revenue, as compared to $59.9 million in fiscal 2021, or 36% of net revenue. The year-over-year decrease in the gross margin percentage was primarily attributable to (i) the year-over-year increase in revenue from the lower-margin BioSteel business, and the resulting shift in the business mix; and (ii) higher third-party shipping, distribution and warehousing costs across North America which primarily impacted BioSteel.

Operating Expenses

The following table presents operating expenses for the years ended March 31, 2022 and 2021:

	Years ended March 31,
(in thousands of Canadian dollars)	2022	2021	$ Change	% Change
Operating expenses
General and administrative	$128,883	$238,305	$(109,422)	(46%)
Sales and marketing	239,280	194,395	44,885	23%
Research and development	32,344	57,582	(25,238)	(44%)
Acquisition-related costs	11,060	13,522	(2,462)	(18%)
Depreciation and amortization	61,189	71,585	(10,396)	(15%)
Selling, general and administrative expenses	472,756	575,389	(102,633)	(18%)

Share-based compensation	39,534	83,013	(43,479)	(52%)
Share-based compensation related to acquisition milestones	7,991	8,136	(145)	(2%)
Share-based compensation expense	47,525	91,149	(43,624)	(48%)

Expected credit losses on financial assets and related charges	-	109,480	(109,480)	(100%)

Asset impairment and restructuring costs	369,339	534,398	(165,059)	(31%)
Total operating expenses	$889,620	$1,310,416	$(420,796)	(32%)

Selling, general and administrative expenses

Selling, general and administrative expenses were $472.8 million in fiscal 2022, as compared to $575.4 million in fiscal 2021.

General and administrative expense was $128.9 million in fiscal 2022, as compared to $238.3 million in fiscal 2021. The year-over-year decrease is due primarily to:

•

A reduction in costs attributable to the restructuring actions that were initiated in the fourth quarter of fiscal 2020 and continued through fiscal 2021 and fiscal 2022. These restructuring actions, resulting from an organizational and strategic review of our business, and the associated charges recognized in fiscal 2022, fiscal 2021 and fiscal 2020 are detailed below in “Restructuring, Asset Impairments and Related Costs". We realized reductions relative to fiscal 2021 primarily related to (i) compensation costs, including employee bonuses, for finance, information technology, legal and other administrative functions; (ii) third-party costs associated with administrative functions; (iii) professional consulting fees; and (iv) facilities costs; and

•	We received payroll subsidies in the amount of $42.9 million from the Canadian government in fiscal 2022, pursuant to a COVID-19 relief program; as compared to $11.0 million received in fiscal 2021.
•

The above cost reductions were partially offset by an increase in general and administrative expenses associated with the growth in our business, particularly in relation to our acquisitions of Supreme Cannabis in the first quarter of fiscal 2022.

Sales and marketing expense was $239.3 million in fiscal 2022, as compared to $194.4 million in fiscal 2021. The year-over-year increase is primarily due to:

•

A return to more normal advertising and promotional spending in fiscal 2022. In the first half of fiscal 2021, we delayed or cancelled various product and brand marketing initiatives across our business due to the measures established to contain the spread of COVID-19.

•

Relative to fiscal 2021, we incurred (i) higher sponsorship fees associated with BioSteel’s partnership deals; (ii) increased advertising and promotion expenses associated with new product launches for BioSteel and our U.S. CBD business, and our Tweed brand re-launch in Canada and campaigns for other Canadian brands; (iii) professional consulting fees associated with our selling, advertising and marketing strategies; (iv) higher digital advertising spending, particularly for BioSteel and This Works; and (v) increased sales and marketing costs associated with our acquisitions of Supreme Cannabis and Ace Valley in the first quarter of fiscal 2022.

•

The above increases in sales and marketing expense were partially offset by cost reductions attributable to the previously-noted restructuring actions beginning in the fourth quarter of fiscal 2020 and continuing through fiscal 2021 and fiscal 2022, resulting in lower compensation costs as compared to fiscal 2021.

Research and development expense was $32.3 million in fiscal 2022, as compared to $57.6 million in fiscal 2021. The year-over-year decrease is primarily attributable to a reduction in costs attributable to the previously-noted restructuring actions beginning in the fourth quarter of fiscal 2020 and continuing through fiscal 2021 and fiscal 2022. We continued to realize reductions in compensation costs and concluded or curtailed certain research and development projects as we rationalized our initiatives to focus on opportunities outside of pharmaceutical drug development. We also realized a reduction in research and development costs associated with the closure of certain of our sites in Canada in the fourth quarter of fiscal 2021.

Acquisition-related costs were $11.1 million in fiscal 2022, as compared to $13.5 million in fiscal 2021. In fiscal 2022, costs were incurred primarily in relation to (i) entering into the Wana Agreements; (ii) the acquisitions of Supreme Cannabis and Ace Valley; and (iii) evaluating other potential acquisition opportunities. Comparatively, in fiscal 2021, our primary mergers and acquisitions activity related to (i) entering into, and implementing, the Acreage Amended Arrangement; and (ii) entering into the plan of arrangement (the “RIV Arrangement”) with RIV Capital, which was completed on February 23, 2021. Additionally, costs were incurred in relation to completing the acquisition of Ace Valley and entering into the Supreme Arrangement, both of which were completed in the first quarter of fiscal 2022, and evaluating other potential acquisition opportunities.

Depreciation and amortization expense was $61.2 million in fiscal 2022, as compared to $71.6 million in fiscal 2021. The year-over-year decrease is primarily attributable to (i) operational changes announced in December 2020, which were part of the previously-noted restructuring actions and which resulted in the abandonment or impairment of certain of our Canadian production facilities and intangible assets; (ii) the impairment of certain intangible assets in fiscal 2021 associated with the rationalization of our research and development activities; and (iii) the completion of the C3 Divestiture in the fourth quarter of fiscal 2022, resulting in two fewer months of depreciation and amortization expense recorded relative to fiscal 2021. These decreases were partially offset by an increase in depreciation expense associated with the build-out of our production infrastructure in the United States, and our acquisition of Supreme Cannabis in the first quarter of fiscal 2022.

Share-based compensation expense

Share-based compensation expense was $39.5 million in fiscal 2022, as compared to $83.0 million in fiscal 2021. The year-over-year decrease is primarily attributable to:

•	The completion of vesting, prior to fiscal 2022, of a significant number of stock options that were granted in previous fiscal years; and
•

The impact of the previously-noted restructuring actions beginning in the fourth quarter of fiscal 2020 and continuing through fiscal 2021 and fiscal 2022, which resulted in 8.2 million stock option forfeitures in fiscal 2021 and 3.2 million stock option forfeitures in fiscal 2022.

Share-based compensation expense related to acquisition milestones was $8.0 million in fiscal 2022, relatively consistent with the amount of $8.1 million recognized in fiscal 2021.

Expected credit losses on financial assets and related charges

In fiscal 2021, we recorded expected credit losses on financial assets and related charges in the amount of $109.5 million, in relation to PharmHouse Inc. (“PharmHouse”), a joint venture formed between RIV Capital and its joint venture partner in May 2018. These expected credit losses and related charges were recognized through February 23, 2021, the date on which the RIV Arrangement was completed pursuant to which we surrendered all shares in the capital of RIV Capital held by us, and derecognized RIV Capital’s consolidated assets and liabilities from our consolidated financial statements. No such expected credit losses and related charges were recognized in fiscal 2022. These expected credit losses and related charges recognized in fiscal 2021 included:

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

Additionally, in fiscal 2021, we determined that there was an other-than-temporary impairment on our equity investment in PharmHouse, and recognized an impairment charge for the full amount of the investment of $32.4 million (see “Loss from equity method investments” below). Refer to Note 6 of our Financial Statements for further information regarding the RIV Arrangement, and Note 26 of our Financial Statements for further information regarding PharmHouse.

Asset impairment and restructuring costs

Asset impairment and restructuring costs recorded in operating expenses in fiscal 2022 were $369.3 million, as compared to $534.4 million in fiscal 2021. In fiscal 2022, these costs included charges of $302.5 million related to restructuring actions and charges of $66.8 million related to other asset impairments. Comparatively, in fiscal 2021, these costs included charges of $527.8 million related to restructuring actions and charges of $6.6 million related to other asset impairments. These charges are detailed below under “Restructuring, Asset Impairments and Related Costs".

Other

The following table presents loss from equity method investments, other income (expense), net, and income tax recovery (expense) for the years ended March 31, 2022 and 2021:

	Years ended March 31,
(in thousands of Canadian dollars)	2022	2021	$ Change	% Change
Loss from equity method investments	$(100)	$(52,629)	$52,529	100%
Other income (expense), net	753,341	(387,876)	1,141,217	294%
Income tax recovery	8,948	13,141	(4,193)	(32%)

Loss from equity method investments

The loss from equity method investments was $0.1 million in fiscal 2022, as compared to $52.6 million in fiscal 2021. The year-over-year decrease in the loss is primarily attributable to impairment charges totaling $44.1 million recognized in fiscal 2021, including charges of (i) $32.4 million relating to PharmHouse (see “Expected credit losses on financial assets and related charges” above); (ii) $10.3 million recognized relating to More Life Growth Company ULC (“More Life”), which were associated with our previously-noted fiscal 2021 restructuring actions; and (iii) $1.4 million related to Agripharm Corp. (“Agripharm”). Additionally, in fiscal 2021 we recognized losses associated with our equity investments in both PharmHouse and Agripharm; as these investments were substantially impaired in fiscal 2021, we recognized only a nominal impairment of our remaining investment in Agripharm in fiscal 2022.

Other income (expense), net

Other income (expense), net, was an income amount of $753.3 million in fiscal 2022, as compared to an expense amount of $387.9 million in fiscal 2021. The year-over-year change of $1.1 billion, from an expense amount to an income amount, is primarily attributable to:

•

Increase in non-cash income of $952.8 million related to fair value changes on the liability arising from the Acreage Arrangement, from an expense amount of $399.8 million in fiscal 2021 to an income amount of $553.0 million in fiscal 2022. On a quarterly basis, we determine the fair value of the liability arising from the Acreage Arrangement using a probability-weighted expected return model, incorporating several potential scenarios and outcomes associated with the Acreage Amended Arrangement. The income amount recognized in fiscal 2022, associated with a decrease in the liability arising from the Acreage Arrangement, is primarily attributable to a decrease of approximately 77% in our share price during fiscal 2022, relative to a decrease of approximately 53% in Acreage’s share price during the same period. As a result, the model at March 31, 2022 reflects a lower estimated value of the Canopy Growth shares expected to be issued at the exchange ratio of 0.3048 upon a Triggering Event, relative to the estimated value of the Acreage shares expected to be acquired at that time (changes in our share price have a more significant impact on the model relative to changes in Acreage’s share price); this resulted in a reduction of the liability amount. Comparatively, the expense amount recognized in fiscal 2021 was primarily attributable to an increase of approximately 97% in our share price during fiscal 2021; as a result, the model at March 31, 2021 reflected a higher estimated value of the Canopy Growth shares expected to be issued upon a Triggering Event, relative to the estimated amount of the Acreage shares expected to be acquired at that time.

•

Increase in non-cash income of $881.7 million related to fair value changes on the warrant derivative liability associated with the Tranche B Warrants held by CBI. The decrease of $588.7 million in the fair value of the warrant derivative liability (resulting in non-cash income) in fiscal 2022 is primarily attributable to a decrease of approximately 77% in our share price during fiscal 2022, further impacted by a shorter expected time to maturity of the Tranche B Warrants. Comparatively, the increase of $293.1 million in the fair value of the warrant derivative liability in fiscal 2021 was primarily attributable to an increase of approximately 97% in our share price during that period, partially offset by a shorter expected time to maturity of the Tranche B Warrants.

•

Increase in non-cash income of $239.3 million related to fair value changes on the Canopy Notes, from an expense amount of $162.5 million in fiscal 2021 to an income amount of $76.8 million in fiscal 2022. The year-over-year change is primarily due to the decrease of approximately 77% in our share price during fiscal 2022 relative to the increase in our share price of approximately 97% during fiscal 2021, and year-over-year changes in credit spreads.

•

Change of $791.2 million related to non-cash fair value changes on our other financial assets, from an income amount of $435.1 million in fiscal 2021 to an expense amount of $356.1 million in fiscal 2022. The fiscal 2022 expense amount is primarily attributable to fair value decreases relating to our investments in the exchangeable shares (“TerrAscend Exchangeable Shares”) in the capital of TerrAscend Corp. (“TerrAscend”) ($156.0 million), and the secured debentures issued by TerrAscend Canada Inc. (“TerrAscend Canada”) and Arise Bioscience, Inc. and associated warrants issued by TerrAscend (the “TerrAscend Warrants”) (totaling $115.9 million), driven largely by (i) a decrease of approximately 44% in TerrAscend’s share price during fiscal 2022; and (ii) re-assessments of the probability and timing of changes in federal laws in the United States regarding the permissibility of the cultivation, distribution or possession of marijuana in fiscal 2022. Finally, the fair value of our investment in the Wana financial instrument decreased $74.6 million from the date of investment (October 14, 2021) to March 31, 2022, due primarily to changes in expectations of the future cash flows to be generated by Wana. Comparatively, in fiscal 2021, the income amount was primarily attributable to fair value increases relating to our investments in the TerrAscend Exchangeable Shares ($338.0 million) and the TerrAscend Canada secured debentures and TerrAscend Warrants (totaling $149.9 million), driven largely by (i) an increase of approximately 414% in TerrAscend’s share price during fiscal 2021; and (ii) a re-assessment of the probability and timing of changes in federal laws in the United States regarding the permissibility of the cultivation, distribution or possession of marijuana.

•

Increase in interest expense of $95.5 million, from $8.5 million in fiscal 2021 to $103.9 million in fiscal 2022. The year-over-year increase is primarily attributable to the US$750.0 million debt financing that occurred in the fourth quarter of fiscal 2021.

•

Decrease of $35.2 million in non-cash income related to fair value changes on acquisition related contingent consideration, from $39.6 million in fiscal 2021 to $4.4 million in fiscal 2022. In fiscal 2021, we recognized income attributable to changes in our assessment of the probability and timing of ebbu Inc. (“ebbu”) achieving certain scientific milestones associated with its acquisition in fiscal 2019. The acquisition related contingent consideration associated with ebbu was settled by the end of fiscal 2021. For fiscal 2022, we recorded fair value changes related to the estimated deferred payments associated with our investment in Wana (the “Wana Deferred Payments”), which are described in Note 12 of our Financial Statements. These fair value changes were primarily related to changes in expectations of the future cash flows to be generated by Wana.

Income tax recovery

Income tax recovery in fiscal 2022 was $8.9 million, as compared to an income tax recovery of $13.1 million in fiscal 2021. In fiscal 2022, the income tax recovery consisted of a deferred income tax recovery of $6.6 million (compared to a recovery of $34.5 million in fiscal 2021) and current income tax recovery of $2.4 million (compared to an expense of $21.4 million in fiscal 2021).

The change of $28.0 million in the deferred income tax recovery is primarily a result of current year changes being less than prior year in respect of recording a reduction in deferred tax liabilities that arose in connection with the required revaluation of the accounting carrying value, but not the tax basis, of property, plant and equipment, intangible assets, and other financial assets. In connection with certain deferred tax assets, mainly in respect of losses for tax purposes, where the accounting criteria for recognition of an asset has yet to be satisfied and it is not probable that they will be used, the deferred tax asset has not been recognized.

The change of $23.8 million from current income tax expense to a recovery arose primarily in connection with divestitures, and legal entities that generated income for tax purposes that could not be reduced by the group’s tax attributes, net of prior years’ return to provision tax recovery.

Restructuring, Asset Impairments and Related Costs

Fiscal 2022

Total restructuring, asset impairments and related costs of $496.6 million were recognized in fiscal 2022, comprised of property, plant and equipment and intangible asset impairment charges, asset abandonment costs, inventory write-downs and other charges, contractual and other settlement costs, employee-related costs and other restructuring costs, and share-based compensation expense totaling $429.8 million associated with:

•

The strategic review of our business conducted in the first quarter of fiscal 2022 as a result of acquisitions completed during that period, which resulted in the closure of our Niagara-on-the-Lake, Ontario and Langley, British Columbia facilities;

•	Restructuring actions in the fourth quarter of fiscal 2022 aligned to our ongoing strategic review of our business, as described in the “Recent Developments” section above;
•

Changes in the estimated fair value of certain of our Canadian sites that were closed in December 2020, and costs associated with those sites. Refer to discussion below for restructuring actions in fiscal 2021; and

•

Inventory write-downs and associated restructuring charges of $123.7 million related primarily to (i) the aforementioned strategic changes to our business, including the shift to a contract manufacturing model for certain product formats and the closure of certain of our production facilities; and (ii) amounts deemed excess based on current and projected market demand.

Impairment charges totaling $66.8 million were recognized in relation to impairment losses identified during our annual impairment testing process, and consisted of (i) goodwill impairment losses totaling $40.7 million, of which $22.3 million relates to our KeyLeaf Life Sciences (“KeyLeaf”) reporting unit and $18.4 million relates to our This Works reporting unit; and (ii) impairment charges of $26.1 million related to certain of our acquired brands and operating licenses.

A summary of the pre-tax charges recognized in fiscal 2022 in connection with our restructuring actions described above is as follows:

	Year ended March 31, 2022
	Restructuring and other charges	Other impairments	Total
Costs recorded in cost of goods sold:
Inventory write-downs and other charges	$123,669	$-	$123,669

Costs recorded in operating expenses:
Impairment and abandonment of property, plant and equipment	224,726	-	224,726
Impairment and abandonment of intangible assets	41,404	26,065	67,469
Impairment of goodwill	-	40,748	40,748
Contractual and other settlement obligations	6,610	-	6,610
Employee-related and other restructuring costs	29,786	-	29,786
Asset impairment and restructuring costs	302,526	66,813	369,339

Acceleration of share-based compensation expense related to acquisition milestones	3,615	-	3,615
Share-based compensation expense	3,615	-	3,615

Total restructuring, asset impairments and related costs	$429,810	$66,813	$496,623

Fiscal 2021

Total restructuring, asset impairments and related costs of $570.7 million were recognized in fiscal 2021, comprised of property, plant and equipment and intangible asset impairment charges, asset abandonment costs, inventory write-downs, contractual and other settlement costs, employee-related costs and other restructuring costs, and impairment charges related to certain of our equity method investments totaling $564.0 million associated with:

•

The restructuring actions commenced in the third quarter of fiscal 2021 and continuing into the fourth quarter of fiscal 2021 as the partial outcome of an ongoing end-to-end strategic review of our operations designed to streamline our operations and further improve gross margins. This resulted in the closure of our sites in St. John’s, Newfoundland and Labrador; Fredericton, New Brunswick; Edmonton, Alberta; Bowmanville, Ontario; our outdoor grow operations in Saskatchewan; and the abandonment or impairment of certain of its production facilities and intangible assets and a reduction of approximately 220 full-time positions;

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

Net Loss

Net loss in fiscal 2022 was $320.5 million, as compared to a net loss of $1.7 billion in fiscal 2021. The year-over-year decrease in the net loss is primarily attributable to the year-over-year increase in other income (expense), net, and the year-over-year decreases in (i) asset impairment and restructuring costs; (ii) expected credit losses on financial assets and related charges; (iii) selling, general and administrative expenses; and (iv) share-based compensation. These changes, contributing to a decrease in the net loss, were partially offset by the year-over-year decrease in our gross margin. These variances are described above.

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

The following table presents Adjusted EBITDA for the years ended March 31, 2022 and 2021:

	Years ended March 31,
(in thousands of Canadian dollars)	2022	2021	$ Change	% Change
Net loss	$(320,485)	$(1,670,820)	$1,350,335	81%
Income tax recovery	(8,948)	(13,141)	4,193	32%
Other (income) expense, net	(753,341)	387,876	(1,141,217)	(294%)
Loss on equity method investments	100	52,629	(52,529)	(100%)
Share-based compensation[1]	47,525	91,149	(43,624)	(48%)
Acquisition-related costs	11,060	13,522	(2,462)	(18%)
Depreciation and amortization[1]	114,418	127,118	(12,700)	(10%)
Asset impairment and restructuring costs	358,708	534,398	(175,690)	(33%)
Expected credit losses on financial assets and related charges	-	109,480	(109,480)	(100%)
Restructuring costs recorded in cost of goods sold	123,669	25,985	97,684	376%
Charges related to the flow-through of inventory step-up on business combinations	11,847	1,494	10,353	693%
Adjusted EBITDA	$(415,447)	$(340,310)	$(75,137)	(22%)

[1] From Statements of Cash Flows.

The Adjusted EBITDA loss in fiscal 2022 was $415.4 million, as compared to an Adjusted EBITDA loss of $340.3 million in fiscal 2021. The year-over-year increase in the Adjusted EBITDA loss is primarily attributable to the year-over-year decrease in our gross margin, partially offset by the reduction in our total selling, general and administrative expense. These variances are described above.

Discussion of Fiscal 2021 Results of Operations

The following table presents selected consolidated financial information for the years ended March 31, 2021 and 2020:

	Years ended March 31,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2021	2020	$ Change	% Change
Selected consolidated financial information:
Net revenue	$546,649	$398,772	$147,877	37%
Gross margin percentage	12%	(8%)	-	2,000 bps
Net loss	$(1,670,820)	$(1,387,440)	$(283,380)	(20%)
Net loss attributable to Canopy Growth Corporation	$(1,744,920)	$(1,321,326)	$(423,594)	(32%)
Basic and diluted loss per share[1]	$(4.69)	$(3.80)	$(0.89)	(23%)

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

Net Revenue

We report net revenue in two segments: (i) global cannabis; and (ii) other consumer products. The following tables present segmented net revenue, by channel and by form, for the years ended March 31, 2021 and 2020:

Revenue by Channel	Years ended March 31,
(in thousands of Canadian dollars)	2021	2020	$ Change	% Change
Canadian recreational cannabis net revenue
Business-to-business[1]	$163,585	$121,605	$41,980	35%
Business-to-consumer	66,016	52,044	13,972	27%
	229,601	173,649	55,952	32%
Canadian medical cannabis net revenue[2]	55,448	51,647	3,801	7%
	285,049	225,296	59,753	27%
International and other revenue
C3	62,335	53,770	8,565	16%
Other[3]	31,296	15,869	15,427	97%
	93,631	69,639	23,992	34%
Global cannabis net revenue	378,680	294,935	83,745	28%

Other consumer products
Storz & Bickel	80,998	48,329	32,669	68%
This Works	33,314	24,725	8,589	35%
BioSteel[4]	28,530	4,589	23,941	522%
Other	25,127	26,194	(1,067)	(4%)
Other consumer products revenue	167,969	103,837	64,132	62%

Net revenue	$546,649	$398,772	$147,877	37%

[1] Reflects excise taxes of $54,928 and other revenue adjustments, representing our determination of returns and pricing adjustments, of $14,000 for the year ended March 31, 2021 (year ended March 31, 2020 - excise taxes of $35,649 and other revenue adjustments of $51,500).

[2] Reflects excise taxes of $5,621 for the year ended March 31, 2021 (year ended March 31, 2020 - $5,205).
[3] Reflects other revenue adjustments of $717 for the year ended March 31, 2021 (year ended March 31, 2020 - $nil).
[4] Reflects other revenue adjustments of $9,218 for the year ended March 31, 2021 (year ended March 31, 2020 - $nil).

Revenue by Form	Years ended March 31,
(in thousands of Canadian dollars)	2021	2020	$ Change	% Change
Canadian recreational cannabis
Dry bud[1]	$238,021	$238,099	$(78)	-
Oils and softgels[1]	28,761	21,640	7,121	33%
Beverages, edibles, topicals and vapes[1]	31,747	1,059	30,688	2898%
Other revenue adjustments	(14,000)	(51,500)	37,500	73%
Excise taxes	(54,928)	(35,649)	(19,279)	(54%)
	229,601	173,649	55,952	32%
Medical cannabis and other[2]
Dry bud	40,479	37,435	3,044	8%
Oils and softgels	101,875	89,056	12,819	14%
Beverages, edibles, topicals and vapes	12,346	-	12,346	-
Excise taxes	(5,621)	(5,205)	(416)	(8%)
	149,079	121,286	27,793	23%
Global cannabis net revenue	378,680	294,935	83,745	28%

Other consumer products
Storz & Bickel	80,998	48,329	32,669	68%
This Works	33,314	24,725	8,589	35%
BioSteel[2]	28,530	4,589	23,941	522%
Other	25,127	26,194	(1,067)	(4%)
Other consumer products revenue	167,969	103,837	64,132	62%

Net revenue	$546,649	$398,772	$147,877	37%

[1] Excludes the impact of other revenue adjustments.
[2] Includes the impact of other revenue adjustments.

Net revenue was $546.6 million in fiscal 2021, as compared to $398.8 million in fiscal 2020. The year-over-year increase was attributable to:

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

•

Revenue from the business-to-consumer channel was $66.0 million in fiscal 2021, as compared to $52.0 million in fiscal 2020. The year-over-year increase was primarily attributable to (i) the build-out of our retail store platform across Canada to 33 corporate-owned Tweed and Tokyo Smoke retail stores at March 31, 2021, an increase from 22 stores at March 31, 2020; and (ii) the continued broadening of our brand and product offerings at our retail locations to include new value-priced dried flower products, vapes, and cannabis-infused beverages, and the benefit of holiday promotional campaigns held in fiscal 2021. Partially offsetting these increases was (i) the adverse impact, predominantly in the first quarter of fiscal 2021, of the temporary closure of our retail stores in response to the COVID-19 pandemic and their re-opening, beginning in mid-April, with reduced hours and under a “click-and-collect” model with curbside pickup or delivery; and (ii) decreased traffic at our corporate-owned retail stores in the fourth quarter of fiscal 2021, which was partly attributable to measures implemented by certain Canadian provincial governments to limit the spread of COVID-19.

Canadian medical cannabis net revenue was $55.4 million in fiscal 2021, as compared to $51.6 million in fiscal 2020. The year-over-year increase was due primarily to the continued broadening of our brand and medical cannabis product offerings available on the Spectrum Therapeutics online store in response to medical customer demand, including the introduction of pre-rolled joints, vapes and cannabis-infused chocolates, and certain premium dry flower brands.

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

Cost of goods sold in fiscal 2021 was $479.7 million, as compared to $430.5 million in fiscal 2020. Our gross margin in fiscal 2021 was $67.0 million, or 12% of net revenue, as compared to gross margin of $(31.7) million and gross margin percentage of (8%) of net revenue in fiscal 2020. The year-over-year increase in the gross margin percentage was attributable to:

•

A year-over-year decrease in restructuring and other charges recorded in cost of goods sold. We recorded restructuring charges totaling $26.0 million in fiscal 2021, relating primarily to the closure of certain Canadian and international production facilities as described above under “Restructuring, Asset Impairments and Related Costs”. Comparatively, we recorded restructuring and other charges totaling $132.1 million in fiscal 2020 in relation to (i) restructuring charges in the amount of $55.9 million relating to excess hemp inventories in the United States and the closure of our greenhouses in Canada; and (ii) inventory write-downs in the amount of $76.2 million primarily related to aged, obsolete or unsaleable cannabis inventories and packaging within Canada.

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

Excluding the items highlighted above, our adjusted gross margin percentage in fiscal 2021 was impacted by the following items as compared to our adjusted gross margin percentage in fiscal 2020:

•

An increase in operating costs relating to facilities not yet cultivating or producing cannabis, not yet producing cannabis-related products or having under-utilized capacity. In fiscal 2021, these costs amounted to $60.7 million and primarily related to (i) start-up costs associated with our gummie production facility in Smiths Falls, our facilities in the United States, and our greenhouse in Denmark prior to its closure in the fourth quarter of fiscal 2021; and (ii) under-utilized capacity associated with our chocolate, beverage and vape production facilities in Smiths Falls, and our indoor facility in Newfoundland and Labrador prior to its closure in early December. Comparatively, in fiscal 2020 these costs amounted to $39.6 million and primarily related to start-up costs associated with our advanced manufacturing and beverage facilities in Smiths Falls, our greenhouse in Denmark, under-utilized capacity associated with our KeyLeaf extraction facility, and costs associated with our 2020 Canadian outdoor harvest.

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

General and administrative expense in fiscal 2021 was $238.3 million, as compared to $304.6 million in fiscal 2020. The year-over-year decrease is primarily attributable to:

•

A reduction in costs attributable to the restructuring actions initiated in the fourth quarter of fiscal 2020 and continuing through fiscal 2021, resulting from an organizational and strategic review of the business. These restructuring actions and the associated charges recognized are detailed above in “Restructuring, Asset Impairments and Related Costs”. Accordingly, as we exited non-strategic geographies and began streamlining our operations, we realized reductions related to (i) compensation costs and third-party professional fees associated with finance, legal and other administrative functions; (ii) facilities and insurance costs; and (iii) scaling-back on our expansion and business development initiatives. Partially offsetting these costs reductions were a year-over-year increase in third-party professional consulting fees associated with the organizational and strategic review of our business, and the growth in our business through the acquisitions of C3, This Works and BioSteel in fiscal 2020, all of which contributed a full fiscal year to our operating results in fiscal 2021.

•

Losses recorded in the second quarter of fiscal 2020 of $10.8 million related to a legal dispute with a third-party supplier, and $8.8 million associated with additional reserves on onerous lease obligations. These losses did not recur in fiscal 2021.

•	Payroll subsidies in the amount of $11.0 million received from the Canadian government in fiscal 2021, pursuant to a COVID-19 relief program.

Sales and marketing expense in fiscal 2021 was $194.4 million, as compared to $242.8 million in fiscal 2020. The year-over-year decrease was primarily attributable to:

•

A reduction of costs attributable to the previously-noted restructuring actions initiated in the fourth quarter of fiscal 2020 and continuing through fiscal 2021. This included the rationalization of our Canadian marketing organization in April 2020, and a reduction in (i) creative design, brand insights and product marketing and advertising campaign costs in preparation for the launch of our Cannabis 2.0 portfolio of products; and (ii) staffing costs associated with servicing our Canadian market.

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

Research and development expense in fiscal 2021 was $57.6 million, as compared to $61.8 million in fiscal 2020. The year-over-year decrease was primarily attributable to a reduction in costs due to the previously-noted restructuring actions initiated in the fourth quarter of fiscal 2020 and continuing throughout fiscal 2021. As we rationalized our research and development activities and reduced our clinical trials and other external laboratory research and testing for cannabinoid-based therapies, we realized reductions in compensation costs and curtailed certain research and development projects for which we had incurred costs in fiscal 2020.

Acquisition-related costs in fiscal 2021 were $13.5 million, as compared to $20.8 million in fiscal 2020. The year-over-year decrease was attributable to more mergers and acquisitions activity in fiscal 2020. In fiscal 2021, our primary mergers and acquisitions activity related to (i) entering into, and implementing, the Acreage Amended Arrangement; and (ii) entering into the RIV Arrangement with RIV Capital, which was completed on February 23, 2021. Additionally, costs were incurred in relation to completing the acquisition of Ace Valley and entering into the Supreme Arrangement, both of which occurred in April 2021, and evaluating other potential acquisition opportunities. Comparatively, in fiscal 2020, we incurred acquisition-related costs related to entering into and implementing the Original Acreage Arrangement, closing the acquisitions of C3, This Works, BioSteel, and the unowned interest in Beckley Canopy Therapeutics (“BCT”), and the transaction to launch More Life. Additionally, costs were incurred in relation to evaluating other potential acquisition opportunities.

Depreciation and amortization expense was $71.6 million in fiscal 2021, as compared to $63.6 million in fiscal 2020. The year-over-year increase was primarily attributable to the impact of building-out of our infrastructure across Canada in previous fiscal years, the growth in our business over the past year with the acquisitions of C3, BioSteel and This Works, the growth in our network of corporate-owned Tweed and Tokyo Smoke retail stores, the implementation of information technology, and our investment in infrastructure in Europe and the United States. These factors were partially offset by a reduction in depreciation and amortization expense associated with restructuring actions announced in December 2020, which were part of the previously-noted restructuring actions and which resulted in the closure of certain of our Canadian facilities.

Share-based compensation expense

Share-based compensation was $83.0 million in fiscal 2021, as compared to $258.1 million in fiscal 2020. The year-over-year decrease was primarily attributable to:

•

The implementation of a new “Total Rewards Program” for our employees in the first half of fiscal 2020 and associated modification of our share-based compensation program. As a result, 478,215 options were granted in fiscal 2021 at a weighted average price of $28.15, as compared to 22.1 million stock options in fiscal 2019 at a weighted average price of $51.49 per option, and 9.5 million options in fiscal 2020 at a weighted average price of $33.87. Accordingly, the significant number of stock options that were granted in previous years at relatively higher exercise prices impacted share-based compensation expense more significantly in previous periods; and

•

The forfeiture or cancellation of 5.9 million stock options in fiscal 2020 and the forfeiture of another 8.2 million stock options in fiscal 2021 resulting primarily from the previously-noted restructuring actions commenced in the fourth quarter of fiscal 2020 and continuing through fiscal 2021. These forfeitures and cancellations also resulted in a year-over-year reduction in share-based compensation expense.

Share-based compensation related to acquisition milestones was $8.1 million in fiscal 2021, as compared to $62.2 million in fiscal 2020. The year-over-year decrease was primarily related to (i) the restructuring of our operations in Colombia in fiscal 2020, which resulted in the acceleration of share-based compensation expense totaling $32.7 million related to the unvested milestones associated with the acquisitions of Spectrum Cannabis Colombia S.A.S. (“Spectrum Colombia”), Canindica Capital Ltd. (“Canindica”) (as a result, there was no remaining share-based compensation expense to be recognized in association with the Spectrum Colombia acquisition and only a minimal amount was recognized in connection with the Canindica acquisition in fiscal 2021); and (ii) the achievement, in earlier quarters, of major milestones associated with the acquisitions of Spectrum Colombia, Canindica, and Spectrum Cannabis Denmark Aps, which had resulted in the recognition of share-based compensation expense at that time.

Expected credit losses on financial assets and related charges

In fiscal 2021, we recorded expected credit losses on financial assets and related charges in the amount of $109.5 million, in relation to PharmHouse. These expected credit losses and related charges were recognized through February 23, 2021, the date of completion of the RIV Arrangement and associated derecognition of RIV Capital’s consolidated assets and liabilities from our consolidated financial statements, and have been described above in our analysis of “Expected credit losses on financial assets and related charges” in our discussion of our fiscal 2022 results of operations above.

Asset impairment and restructuring costs

Asset impairment and restructuring costs recorded in operating expenses in fiscal 2021 were $534.4 million, as compared to $623.3 million in fiscal 2020. In fiscal 2021 these costs included charges of $527.8 million related to restructuring actions and charges of $6.6 million related to other asset impairments. Comparatively, in fiscal 2020 these costs included charges of $563.2 million related to restructuring actions and charges of $60.0 million related to other asset impairments. These charges are detailed above under “Restructuring, Asset Impairments and Related Costs”.

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

Loss from equity method investments

The loss from equity method investments in fiscal 2021 was $52.6 million, as compared to $64.4 million in fiscal 2020. The year-over-year decrease in the loss was primarily attributable to a reduction in impairment charges recognized in relation to our equity method investments.

In fiscal 2021, we recognized impairment charges totaling $44.1 million, including charges of $32.4 million recognized in the second quarter of fiscal 2021 relating to PharmHouse (refer to our analysis of “Expected credit losses on financial assets and related charges” in our discussion of our fiscal 2022 results of operations above); charges of $10.3 million recognized in the fourth quarter of fiscal 2021 relating to More Life, which were associated with our previously-noted fiscal 2021 restructuring actions; and charges of $1.4 million related to Agripharm.

Comparatively, in fiscal 2020 we recognized impairment charges totaling $55.2 million. The charges included $14.9 million related to More Life, which were associated with our fiscal 2020 restructuring actions, and other impairments totaling $40.3 million associated with Agripharm ($29.2 million), CanapaR ($8.2 million), and other equity investments ($3.0 million).

Other income (expense), net

Other income (expense), net was an expense amount of $387.9 million in fiscal 2021, as compared to an income amount of $224.3 million in fiscal 2020. The year-over-year change of $612.2 million from an income amount to an expense amount was primarily attributable to:

•

Change of $1.1 billion related to fair value changes on the warrant derivative liability associated with the Tranche B Warrants held by CBI, from an income amount of $795.1 million in fiscal 2020 to an expense amount of $293.1 million in fiscal 2021. The increase of $293.1 million in the fair value of the warrant derivative liability (resulting in non-cash expense) in fiscal 2021 was primarily attributable to an increase of approximately 97% in our share price from April 1, 2020 to March 31, 2021, partially offset by a shorter expected time to maturity of the Tranche B Warrants. Comparatively, the decrease of $795.1 million in the fair value of the warrant derivative liability in fiscal 2020 was primarily attributable to a decline of approximately 62% in our share price from June 27, 2019, when the terms of the Tranche B Warrants were amended, to March 31, 2020.

•

Change of $347.3 million related to the non-cash fair value changes on the Canopy Notes, from an income amount of $184.7 million in fiscal 2020 to an expense amount of $162.5 million in fiscal 2021. The year-over-year change was primarily due to an increase of approximately 97% in our share price from April 1, 2020 to March 31, 2021, as compared to a decline of approximately 64% from April 1, 2019 to March 31, 2020.

•

In fiscal 2020, we recognized gains of $61.8 million in relation to (i) our acquisition of the unowned interest in BCT, which increased our total ownership to 100% of BCT’s issued and outstanding shares ($39.5 million); and (ii) our disposal of a previously-consolidated subsidiary in conjunction with the transaction completed to launch More Life ($22.3 million). Comparatively, in fiscal 2021 we recognized gains totaling $0.6 million in relation to the completion of the RIV Arrangement, and the disposition of certain of our other financial assets.

•

A decrease in interest income of $45.0 million, from $66.3 million in fiscal 2020 to $21.4 million in fiscal 2021. While our cash and cash equivalents and short-term investment balance, on a combined basis, increased $322.7 million from March 31, 2020 to March 31, 2021, we received net proceeds of $877.1 million in March 2021 pursuant to the US$750.0 million debt financing that occurred in the fourth quarter of fiscal 2021. Excluding this cash inflow, our cash and cash equivalents and short-term investments balance decreased year-over-year and this was the primary driver of the decrease in interest income.

•

Change of $679.1 million related to non-cash fair value changes on our other financial assets, from an expense amount of $244.0 million in fiscal 2020 to an income amount of $435.1 million in fiscal 2021. The income amount recognized in fiscal 2021 was primarily attributable to fair value increases relating to our investments in the TerrAscend Exchangeable Shares ($338.0 million), and the TerrAscend Canada secured debenture and the TerrAscend Warrants (totaling $149.9 million), driven largely by an increase of approximately 414% in TerrAscend’s share price from April 1, 2020 to March 31, 2021 and a re-assessment of the probability and timing of changes in federal laws in the United States regarding the permissibility of the cultivation, distribution or possession of marijuana. Comparatively, the expense amount in fiscal 2020 was primarily driven by decreases of $113.0 million and $40.5 million in the fair value of our TerrAscend Exchangeable Shares and warrants in the capital of SLANG, respectively. Both companies have interests in cannabis-related businesses in the United States and the fair value decreases resulted primarily from declines of approximately 69% and 90%, respectively in their respective stock prices during fiscal 2020. Additionally, the fair values of several of our other investments decreased during fiscal 2020 in-line with the broader decline in the Canadian cannabis market. Partially offsetting these year-over-year fair value increases was (i) a fair value decrease of $37.0 million representing the difference between the Hempco Debenture and the estimated fair value of the Hempco Debenture measured using a discounted cash flow model; and (ii) a fair value decrease of $7.2 million related to RIV Capital’s investment in Agripharm pursuant to a royalty agreement, which was incurred prior to the completion of the RIV Arrangement on February 23, 2021.

•

A decrease in non-cash expense of $245.3 million related to fair value changes on the liability arising from the Acreage Arrangement, from $645.2 million in fiscal 2020 to $399.8 million in fiscal 2021. We determine the fair value of the liability arising from the Acreage Arrangement using a probability-weighted expected return model, incorporating several potential scenarios and outcomes associated with the Acreage Amended Arrangement. The fiscal 2021 expense amount, associated with an increase in the liability arising from the Acreage Arrangement, was primarily attributable to an increase of approximately 97% in our share price from April 1, 2020 to March 31, 2021. As a result, the model at March 31, 2021 reflects a higher estimated value of the Canopy Growth shares expected to be issued at the exchange ratio of 0.3048 upon a Triggering Event, relative to the estimated amount of the Acreage shares expected to be acquired at that time. Comparatively, the expense amount of $645.2 million in fiscal 2020 was primarily attributable to an overall decline in both our and Acreage’s share prices in fiscal 2020.

•

An increase of $27.3 million in non-cash income related to fair value changes on acquisition related contingent consideration. In fiscal 2019 we acquired ebbu, and the consideration paid included contingent consideration related to the achievement, by ebbu, of certain scientific related milestones. The year-over-year change in the fair value of the acquisition related contingent consideration was primarily attributable to changes in our assessment of the probability and timing of ebbu achieving certain of these milestones.

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

The decrease of $103.8 million in deferred income tax recovery was primarily a result of current year changes being less than prior year in respect of (i) deferred tax liabilities that arose in connection with the required revaluation of the accounting carrying value, but not the tax basis, of property, plant and equipment, intangible assets, and other financial assets; and (ii) the recognition of losses carried forward net of the use of losses carried forward from prior years for which a deferred tax asset had been recorded. In connection with certain deferred tax assets, mainly in respect to losses for tax purposes, where the accounting criteria for recognition of an asset has yet to be satisfied and it was not probable that they will be used, the deferred tax asset has not been recognized.

The increase of $4.7 million in current income tax expense arose primarily in connection with legal entities that generated income for tax purposes that could not be reduced by the group’s tax attributes.

Net Loss

The net loss was $1.7 billion in fiscal 2021, as compared to $1.4 billion in fiscal 2020. The increase in the net loss was primarily attributable to the year-over-year change in other income (expense), net, the reduction in the income tax recovery, and expected credit losses on financial assets and related charges, and partially offset by the year-over-year improvement in gross margin and reductions in selling, general and administrative expenses, share-based compensation expense, and asset impairment and restructuring charges. These variances are discussed above in our discussion of our fiscal 2021 results of operations.

Adjusted EBITDA (Non-GAAP Measure)

The following table presents Adjusted EBITDA for the years ended March 31, 2021 and 2020:

	Years ended March 31,
(in thousands of Canadian dollars)	2021	2020	$ Change	% Change
Net loss	$(1,670,820)	$(1,387,440)	$(283,380)	(20%)
Income tax recovery	(13,141)	(121,614)	108,473	89%
Other (income) expense, net	387,876	(224,329)	612,205	273%
Loss on equity method investments	52,629	64,420	(11,791)	(18%)
Share-based compensation[1]	91,149	320,276	(229,127)	(72%)
Acquisition-related costs	13,522	20,840	(7,318)	(35%)
Depreciation and amortization[1]	127,118	125,013	2,105	2%
Asset impairment and restructuring costs	534,398	623,266	(88,868)	(14%)
Expected credit losses on financial assets and related charges	109,480	-	109,480	-
Restructuring costs recorded in cost of goods sold	25,985	132,089	(106,104)	(80%)
Charges related to the flow-through of inventory step-up on business combinations	1,494	4,687	(3,193)	(68%)
Adjusted EBITDA	$(340,310)	$(442,792)	$102,482	23%

[1] From Statements of Cash Flows.

The Adjusted EBITDA loss in fiscal 2021 was $340.3 million, as compared to an Adjusted EBITDA loss of $442.8 million in fiscal 2020. The year-over-year decrease in the Adjusted EBITDA loss was primarily attributable to the year-over-year reduction in our selling, general and administrative expenses, as described above.

Part 3 – Financial Liquidity and Capital Resources

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. As of March 31, 2022, we had cash and cash equivalents of $776.0 million and short-term investments of $595.7 million, which are predominantly invested in liquid securities issued by financial institutions. Additionally, we have capacity of up to an additional US$500.0 million available under the Credit Facility (as defined below), and the full amount of $40.0 million under our revolving debt facility with Farm Credit Canada (“FCC”). In evaluating our capital requirements, including the impact, if any, on our business from the COVID-19 pandemic, and our ability to fund the execution of our strategy, we believe we have adequate available liquidity to enable us to meet our working capital and other operating requirements, fund growth initiatives and capital expenditures, settle our liabilities, and repay scheduled principal and interest payments on debt for at least the next twelve months.

Our objective is to generate sufficient cash to fund our operating requirements and expansion plans. While we have incurred net losses on a GAAP basis and Adjusted EBITDA losses to date and our cash and cash equivalents have decreased $378.6 million from March 31, 2021 (and, together with short-term investments, decreased $927.6 million from March 31, 2021), as discussed in the “Cash Flows” section below, management anticipates the success and eventual profitability of the business. We have also ensured that we have access to public capital markets through our U.S. and Canadian public stock exchange listings, and in March 2021, we entered into a credit agreement (the “Credit Agreement”) with the lenders party thereto and Wilmington Trust, National Association, as administrative agent and collateral agent for the lenders. The Credit Agreement provides for a credit facility (the “Credit Facility”) in the initial aggregate principal amount of US$750.0 million. We continue to review and pursue selected external financing sources to ensure adequate financial resources. These potential sources include, but are not limited to (i) obtaining financing from traditional or non-traditional investment capital organizations; (ii) obtaining funding from the sale of our common shares or other equity or debt instruments; and (iii) obtaining debt financing with lending terms that more closely match our business model and capital needs.

There can be no assurance that we will gain adequate market acceptance for our products or be able to generate sufficient positive cash flow to achieve our business plans. In fiscal 2022, our purchases of and deposits on property, plant and equipment totaled $36.7 million, which we funded out of available cash, cash equivalents and short-term investments. We expect to continue funding these purchases with our available cash, cash equivalents and short-term investments. Therefore, we are subject to risks including, but not limited to, our inability to raise additional funds through debt and/or equity financing to support our continued development, including capital expenditure requirements, operating requirements and to meet our liabilities and commitments as they come due.

Cash Flows

The table below presents cash flows for the years ended March 31, 2022, 2021 and 2020:

	Years ended March 31,
(in thousands of Canadian dollars)	2022	2021	2020
Net cash (used in) provided by:
Operating activities	$(545,811)	$(465,729)	$(772,635)
Investing activities	230,819	(884,105)	(347,654)
Financing activities	(45,533)	1,264,769	(57,161)
Effect of exchange rate changes on cash and cash equivalents	(18,123)	(63,458)	(204)
Net decrease in cash and cash equivalents	(378,648)	(148,523)	(1,177,654)
Cash and cash equivalents, beginning of period	1,154,653	1,303,176	2,480,830
Cash and cash equivalents, end of period	$776,005	$1,154,653	$1,303,176

Operating activities

Cash used in operating activities in fiscal 2022 totaled $545.8 million, as compared to cash used of $465.7 million in fiscal 2021. The increase in the cash used in operating activities is primarily due to (i) the year-over-year decrease in our gross margin; and (ii) an increase in interest paid associated with the US$750.0 million debt financing that occurred in the fourth quarter of fiscal 2021. These factors were partially offset by the year-over-year reductions in our total selling, general and administrative expenses, and an improvement in working capital spending. These variances are described above.

Cash used in operating activities in fiscal 2021 totaled $465.7 million, as compared to cash used of $772.6 million in fiscal 2020. The decrease in the cash used in operating activities was primarily due to the year-over-year reduction in our working capital spending on inventory, which was primarily attributable to the lower production output in fiscal 2021 (as described in the “Cost of Goods Sold and Gross Margin” section in our discussion of our fiscal 2021 results of operations above), and a year-over-year reduction in our selling, general and administrative expenses as discussed above.

Investing activities

The cash provided by investing activities totaled $230.8 million in fiscal 2022. Purchases of property, plant and equipment were $36.7 million, and our investments related to our production infrastructure in the United States and an expansion of our Storz & Bickel facilities. The net cash outflow relating to acquisitions totaled $14.9 million. Our strategic investments in other financial assets were $379.4 million, and related primarily to the upfront payment made as consideration for entering into the Wana Agreements. Additional cash inflows related to (i) proceeds of $118.1 million from the sale of certain wholly-owned subsidiaries, most notably the completion of the C3 Divestiture on January 31, 2022; and (ii) proceeds of $27.3 million from the sale of property, plant and equipment. Net redemptions of short-term investments were $546.0 million, and reflect the redemption of our short-term investments largely for the investing activities described above. Finally, other investing activities resulted in a cash outflow of $18.1 million, primarily related to the payment of acquisition-related liabilities, as we continue to draw-down on the amounts owing in relation to acquisitions completed in prior years.

The cash used in investing activities totaled $884.1 million in fiscal 2021. We invested $164.5 million, primarily in our production infrastructure in the United States and an expansion of our Storz & Bickel facilities. We did not complete any acquisitions in fiscal 2021; we did, however, complete strategic investments totaling $44.7 million, made payments of $49.8 million to Acreage shareholders upon implementation of the Acreage Amended Arrangement in September 2020, and advanced the loan of $67.0 million to Acreage Hempco. In the fourth quarter of fiscal 2021, we completed the RIV Arrangement and, as a result, made a cash payment in the amount of $115.0 million and derecognized RIV Capital’s cash balance of $37.8 million. Net purchases of short-term investments were $459.8 million, primarily related to our investment of the proceeds from CBI exercising their warrants in fiscal 2021 and the proceeds from the Credit Facility. Partially offsetting the aforementioned cash outflows were cash inflows related to proceeds of $45.9 million from the sale of property, plant and equipment, proceeds of $7.0 million from the sale of equity method investments, and proceeds of $18.3 million from the sale of a portfolio of patents in Germany. Finally, other investing activities resulted in a cash outflow of $7.0 million, primarily related to payments for acquisition-related liabilities, partially offset by a recovery of certain amounts related to construction financing.

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

Financing activities

The cash used in financing activities totaled $45.5 million in fiscal 2022, as we made repayments of long-term debt in the amount of $50.8 million, primarily related to the term loan assumed upon the completion of the acquisition of Supreme Cannabis on June 22, 2021.

The cash provided by financing activities totaled $1.3 billion in fiscal 2021. We received net proceeds of $877.1 million pursuant to the Credit Facility, proceeds of $245.2 million in relation to CBI exercising 18.9 million warrants to purchase our common shares, and proceeds from the exercise of stock options were $156.9 million. These inflows were partially offset by scheduled repayments on long-term debt of $15.6 million.

The cash used in financing activities totaled $57.2 million in fiscal 2020. The primary outflow was the repayment of debt of $115.0 million, including the Alberta Treasury Board financing and related interest in the amount of $95.2 million, and other scheduled debt repayments.

Free Cash Flow (Non-GAAP Measure)

Free cash flow is a non-GAAP measure used by management that is not defined by U.S. GAAP and may not be comparable to similar measures presented by other companies. Management believes that free cash presents meaningful information regarding the amount of cash flow required to maintain and organically expand our business, and that the free cash flow measure provides meaningful information regarding our liquidity requirements. The table below presents free cash flows for the years ended March 31, 2022, 2021 and 2020:

	Years ended March 31,
(in thousands of Canadian dollars)	2022	2021	2020
Net cash used in operating activities	$(545,811)	$(465,729)	$(772,635)
Purchases of and deposits on property, plant and equipment	(36,684)	(164,502)	(704,944)
Free cash flow[1]	$(582,495)	$(630,231)	$(1,477,579)

[1]Free cash flow is a non-GAAP measure, and is calculated as net cash provided by (used in) operating activities, less purchases of and deposits on property, plant and equipment.

Free cash flow in fiscal 2022 was an outflow of $582.5 million, as compared to an outflow of $630.2 million in fiscal 2021. The year-over-year decrease in the outflow reflects the lower purchases of property, plant and equipment associated with the substantial completion of our infrastructure build-out, partially offset by the decrease in the cash used for operating activities, as described above.

Free cash flow for fiscal 2021 was an outflow of $630.2 million, as compared to an outflow of $1.5 billion for fiscal 2020. The year-over-year decrease in the outflow reflects the decrease in the cash used for operating activities, as described above, and the substantial completion of our cultivation and Cannabis 2.0 infrastructure build-out in fiscal 2021 and the shift to an asset-light model in certain markets.

Debt

Since our formation, we have financed our cash requirements primarily through the issuance of capital stock, including the $5.1 billion investment by CBI in the third quarter of fiscal 2019, and debt. Total debt outstanding as of March 31, 2022 was $1.5 billion, as compared to $1.6 billion as of March 31, 2021. The total principal amount owing, which excludes fair value adjustments related to the Canopy Notes, was $1.6 billion at March 31, 2022, consistent with $1.5 billion at March 31, 2021.

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

Convertible senior notes (“Canopy Notes”)

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

Prior to September 9, 2023, the Supreme Debentures are not redeemable. Beginning on and after September 9, 2023, Supreme Cannabis may from time to time, upon providing 60 days prior written notice to the Trustee, redeem the Supreme Debentures outstanding, provided that the Accretion Debentures have already been redeemed in full.

Other

On August 13, 2019, we entered into a $40.0 million revolving debt facility with FCC. This facility replaces all previous loans with FCC and is secured by our property in Niagara-on-the-Lake, Ontario. The facility bears interest of 3.70%, or the FCC prime rate plus 1.0%, and matures on September 3, 2024. The outstanding balance at March 31, 2022 is $nil.

Further information regarding our debt issuances, including the conversion rights of the Canopy Notes, is included in Note 17 of the Financial Statements.

Contractual Obligations and Commitments

The table below presents information about our contractual obligations and commitments as of March 31, 2022, and the timing and effect that such obligations and commitments are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
		Less than
(CDN $000's)	Total	1 year	1-3 years	3-5 years	Over 5 years
Long-term debt obligations	$1,578,065	$865	$610,730	$966,470	$-
Interest payments on debt obligations	399,348	118,022	192,698	88,628	-
Operating leases[1]	71,507	12,004	22,325	19,417	17,761
Finance leases[1]	72,465	8,023	16,316	41,864	6,262
Purchase obligations	142,287	100,215	40,383	1,689	-
Other liabilities[2]	114,943	26,019	88,924	-	-
Other obligations[3]	193,516	30,238	65,912	39,593	57,773
	$2,572,131	$295,386	$1,037,288	$1,157,661	$81,796

[1] Refer to Note 32 of our Financial Statements for further information on our leases. Amounts include interest related to operating and finance leases of $1.7 million and $3.1 million, respectively.
[2] Refer to Note 18 of our Financial Statements for further information on our other liabilities.
[3] Includes future minimum royalty obligations, sponsorship agreements, and other commitments.

Transactions with Related Parties

Year ended March 31, 2022

None.

Year ended March 31, 2021

On February 23, 2021, we completed the RIV Arrangement with RIV Capital and RIV Capital Corporation. Refer to Note 6 of our Financial Statements for a description of the RIV Arrangement.

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

Impact if actual results differ from assumptions. If actual useful lives differ from the estimates used, the timing of depreciation and amortization expense will be impacted. For example, a longer useful life will result in lower depreciation and amortization expense recorded each year, but will also increase the periods over which depreciation and amortization expense is taken. When an asset is abandoned, if the salvage value differs from the estimates used the abandonment cost will be impacted.

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

Impairment of goodwill and indefinite lived intangible assets

Critical estimates. Indefinite lived intangible assets and goodwill need to be tested for impairment annually at the measurement date of March 31 or sooner, if events or circumstances indicate that the carrying amount of an asset may not be recoverable. An entity may first perform a qualitative assessment of impairment, and a quantitative assessment is only required if the qualitative assessment determines that it is more likely than not that the fair value of the reporting unit is less than its carrying amount.

Assumptions and judgment. When performing a qualitative assessment, judgment is required when considering relevant events and circumstances that could affect the fair value of the indefinite lived intangible asset or reporting unit to which goodwill is assigned. Management considers whether events and circumstances such as a change in strategic direction and changes in business climate would impact the fair value of the indefinite lived intangible asset or reporting unit to which goodwill is assigned. If a quantitative analysis is required, assumptions are required to estimate the fair value to compare against the carrying value.

Goodwill – we changed the structure of our internal management reporting in the fourth quarter of fiscal 2021, and accordingly, identified two operating and reportable segments: (i) global cannabis; and (ii) other consumer products. The reorganization of our reporting structure also changed the composition of our reporting units and required that goodwill be reassigned to the reporting units using a relative fair value allocation approach. Our reporting units with goodwill in the global cannabis segment included (i) cannabis operations; and (ii) C3. Our reporting units with goodwill in the other consumer products segment include (i) Storz & Bickel; (ii) This Works; and (iii) BioSteel. In the fourth quarter of fiscal 2022, we further changed the composition of our reporting units within the global cannabis segment as a result of (i) the completion of the C3 Divestiture (see “Recent Developments” above); and (ii) a strategic shift in our KeyLeaf business to focus on non-cannabis extraction activities. Accordingly, goodwill was reassigned to the KeyLeaf reporting unit from the cannabis operations reporting unit, using the relative fair value allocation approach.

At March 31, 2022, we performed our annual goodwill impairment analysis using the quantitative assessment. We concluded that the carrying values of the KeyLeaf and This Works reporting units were higher than their respective estimated fair values as determined using the income valuation method, and a goodwill impairment loss totaling $40.7 million was recognized in fiscal 2022. The goodwill impairment loss was comprised of (i) $22.3 million related to the KeyLeaf reporting unit, representing the entirety of the goodwill assigned to the KeyLeaf reporting unit; and (ii) $18.4 million related to the This Works reporting unit. Certain negative trends, including slower growth rates, resulted in updated long-term financial forecasts indicating lower forecasted revenue and cash flow generation for the KeyLeaf and This Works reporting units. No impairment was noted for any of our other reporting units, as the estimated fair value of each of the other reporting units with goodwill exceeded their carrying value.

The estimated fair value of the cannabis operations reporting unit in the global cannabis segment was determined using the market valuation method, with the most significant assumptions used in applying this method being (i) the price of our common shares; and (ii) the estimated control premium associated with ownership of our common shares. The estimated fair values of all other reporting units (KeyLeaf, This Works, BioSteel and Storz & Bickel) were determined using the income valuation method, with the most significant assumptions used in applying this method being (i) the discount rate; (ii) the expected long-term growth rate; and (iii) the annual cash flow projections. These methodologies are consistent with those used for our annual impairment test conducted at March 31, 2021, and for the quantitative interim goodwill assessment we conducted for the cannabis operations reporting unit at December 31, 2021.

The carrying value, at March 31, 2022, of the goodwill associated with our cannabis operations reporting unit was $1.7 billion. For the cannabis operations reporting unit, if all other assumptions were held constant and the estimated control premium was decreased by 500 basis points, the estimated fair value would decrease by 7% and result in an impairment charge. If all other assumptions were held constant and the share price decreased by 10%, the estimated fair value would decrease by 15% and result in an impairment charge.

The carrying value, at March 31, 2022, of the goodwill associated with our BioSteel reporting unit was $57.3 million. For the BioSteel reporting unit, if all other assumptions were held constant and the discount rate was increased by 50 basis points, the estimated fair value would decrease by 8%. If all other assumptions were held constant and the long-term growth rate was decreased by 50 basis points, the estimated fair value would decrease by 3%. If all other assumptions were held constant and the annual cash flow projections were decreased by 250 basis points, the estimated fair value would decrease by 5%.

The carrying value, at March 31, 2022, of the goodwill associated with our Storz & Bickel reporting unit was $79.0 million. For the Storz & Bickel reporting unit, if all other assumptions were held constant and the discount rate was increased by 50 basis points, the estimated fair value would decrease by 6%. If all other assumptions were held constant and the long-term growth rate was decreased by 50 basis points, the estimated fair value would decrease by 4%. If all other assumptions were held constant and the annual cash flow projections were decreased by 250 basis points, the estimated fair value would decrease by 3%.

At March 31, 2022, the fair value of the cannabis operations reporting unit to which goodwill is assigned exceeded its carrying value by approximately 5% to 10%. Accordingly, the goodwill assigned to the cannabis operations reporting unit is at risk for impairment in future periods. We may be required to perform a quantitative goodwill impairment assessment in future periods for the cannabis operations reporting unit, to the extent we continue to experience declines in the price of our common shares from March 31, 2022, reductions in the estimated control premium associated with ownership of our common shares, or if other indicators of impairment arise.

The carrying value, at March 31, 2022, of the goodwill associated with our This Works reporting unit was $2.3 million.

Indefinite lived intangible assets – if a quantitative analysis is required, our acquired intangible assets are evaluated for impairment by comparing the carrying value of the intangible assets to their estimated fair value. The estimated fair value of the acquired brand indefinite lived intangible assets is calculated based on an income approach using the relief-from-royalty method. The estimated fair value of the operating license indefinite life intangible assets is calculated based on a market valuation approach. In the fourth quarter of fiscal 2022, the global cannabis segment recognized a $26.1 million impairment loss in connection with certain of our acquired recreational cannabis brand intangible assets, and certain of our operating license intangible assets. Certain negative trends, including slower growth rates and increased competition, resulted in updated long-term financial forecasts indicating lower forecasted revenue and cash flow generation for the specific acquired recreational brands. This change in financial forecasts indicated it was more likely than not that the fair value of our indefinite lived intangible asset associated with the acquired brand might also be below its carrying value, and accordingly we performed a quantitative assessment for impairment. The most significant assumptions used in the relief-from-royalty method to determine the estimated fair value of intangible assets with indefinite lives are (i) the estimated royalty rate, (ii) the discount rate, (iii) the expected long-term growth rate, and (iv) the annual revenue projections.

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

TerrAscend Exchangeable Shares and TerrAscend Warrants fair value measurement

Critical estimates. The TerrAscend Exchangeable Shares and TerrAscend Warrants are measured at fair value through net income (loss) using Level 3 inputs.

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

Wana financial instrument fair value measurement

Critical estimates. As a result of entering into the Wana Agreements, we recognized (i) the call option associated with the Wana Agreements (the “Wana Call Option”), which represents an option to purchase 100% of Wana for a payment equal to 15% of Wana’s fair market value at the time the option is exercised; and (ii) the Wana Deferred Payments, which are additional deferred payments that we expect to make in respect of Wana as of the 2.5- and 5-year anniversaries of October 14, 2021, computed based on a pre-determined contractual formula. Refer to Note 12 of our Financial Statements for further details. The Wana Call Option and Wana Deferred Payments are measured at fair value through net income (loss) using Level 3 inputs.

Assumptions and judgment. The valuation of the Wana Call Option is measured using a discounted cash flow model, which requires assumptions and judgment to determine the expected future cash flows associated with Wana. The valuation of the Wana Deferred Payments is based on a Monte Carlo simulation model, and we are required to use judgment and make assumptions on the key inputs, being the probability and timing of U.S. legalization and volatility.

Impact if actual results differ from assumptions. If the assumptions and judgments differ, the fair value calculation will be impacted. Information on the valuation techniques and inputs used in determining fair valued are disclosed in Note 24 of our Financial Statements.

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

A hypothetical 10% change in the U.S. dollar against the Canadian dollar compared to the exchange rate at March 31, 2022, would affect the carrying value of net assets by approximately $33.5 million, with a corresponding impact to the foreign currency translation account within accumulated other comprehensive income or loss. A hypothetical 10% change in the euro against the Canadian dollar compared to the exchange rate at March 31, 2022, would affect the carrying value of net assets by approximately $46.6 million, with a corresponding impact to the foreign currency translation account within accumulated other comprehensive income or loss.

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

Interest rate risk

Our cash equivalents and short-term investments are held in both fixed-rate and adjustable-rate securities. Investments in fixed-rate instruments carry a degree of interest rate risk. The fair value of fixed-rate securities may be adversely impacted due to a rise in interest rates. Additionally, a falling-rate environment creates reinvestment risk because as securities mature, the proceeds are reinvested at a lower rate, generating less interest income. As at March 31, 2022, our cash and cash equivalents, and short-term investments, consisted of $0.9 billion, as compared to $1.9 billion at March 31, 2021, in interest rate sensitive instruments.

Our financial liabilities consist of long-term fixed rate debt and floating-rate debt. Fluctuations in interest rates could impact our cash flows, primarily with respect to the interest payable on floating-rate debt.

	Aggregate Notional Value		Fair Value		Decrease in Fair Value - Hypothetical 1% Rate Increase
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Convertible senior notes	$600,000	$600,000	$563,958	$687,414	$(6,600)	$(8,010)
Fixed interest rate debt	43,386	3,872	N/A	N/A	N/A	N/A
Variable interest rate debt	893,647	891,677	N/A	N/A	N/A	N/A

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

For the Canopy Notes, a primary driver of its fair value is our share price. An increase in our share price typically results in a fair value increase of the liability.

Information regarding the fair value of financial instrument assets and liabilities that are measured at fair value on a recurring basis, and the relationship between the unobservable inputs used in the valuation of these financial assets and their fair value is presented in Note 24 of the Financial Statements.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2) appear on pages F-2 to F-58. See accompanying Index to the Financial Statements on page F-1.

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

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2022, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the assessment, management has determined that our internal control over financial reporting as of March 31, 2022, was effective.

In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has limited the evaluation of our internal controls over financial reporting to exclude controls, policies and procedures and internal controls over financial reporting of the recently acquired operations of:

•	Ace Valley (acquired April 1, 2021); and
•	Supreme Cannabis (acquired June 22, 2021).

The operations of Ace Valley and Supreme Cannabis combined, represent approximately 6% of our total assets and 9% of our gross revenues for the year ended March 31, 2022.

KPMG LLP, an independent registered public accounting firm, has audited our Financial Statements included in this Annual Report and issued its report on the effectiveness of our internal control over financial reporting as of March 31, 2022, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during our most recent quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended March 31, 2022.

Item 11. Executive Compensation.

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended March 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended March 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended March 31, 2022.

Item 14. Principal Accountant Fees and Services.

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended March 31, 2022.

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

3.2

Bylaws of Canopy Growth Corporation (incorporated by reference to Exhibit 3.2 to Canopy Growth’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 8, 2021).

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

4.4*	Agreement of Resignation, Appointment and Acceptance, dated as of January 14, 2022, by and among Canopy Growth Corporation, Computershare Trust Company of Canada and Glas Trust Company LLC.
4.5

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

4.7

Tranche C Amended and Restated Common Share Purchase Warrant, dated as of June 27, 2019, granted to CBG Holdings LLC (incorporated by reference to Exhibit 4.6 to Canopy Growth’s Annual Report on Form 10-K for the year ended March 31, 2020, filed with the SEC on June 1, 2020).

10.1*†	Form of Director and Officer Indemnity Agreement.
10.2*	Canopy Growth Corporation Amended and Restated Omnibus Incentive Plan.
10.3†	Form of Option Grant Agreement (U.S. and Canadian Employees) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 14, 2021).
10.4†

Form of Restricted Stock Unit Grant Agreement (U.S. Employees) (For Settlement in Common Shares Only) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 14, 2021).

10.5†

Form of Restricted Stock Unit Grant Agreement (For Non-U.S. Employees) (For Settlement in Common Shares Only) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on June 14, 2021).

10.6†

Form of Performance Stock Unit Grant Agreement (U.S. Employees) (incorporated by reference to Exhibit 10.4 to Canopy Growth’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 6, 2021).

10.7†

Form of Performance Stock Unit Grant Agreement (Canadian Employees) (incorporated by reference to Exhibit 10.5 to Canopy Growth’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 6, 2021).

10.8†

Canopy Growth Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to Canopy Growth’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 8, 2021).

10.9*	Non-Employee Director Compensation Table.
10.10‡

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

10.12

Second Amended and Restated Investor Rights Agreement, dated as of April 18, 2019, by and among CBG Holdings LLC, Greenstar Canada Investment Limited Partnership and Canopy Growth Corporation (incorporated by reference to Exhibit 10.9 to Canopy Growth’s Annual Report on Form 10-K for the year ended March 31, 2020, filed with the SEC on June 1, 2020).

10.13

Consent Agreement, dated as of April 18, 2019, by and between Canopy Growth Corporation and CBG Holdings LLC (incorporated by reference to Exhibit 10.10 to Canopy Growth’s Annual Report on Form 10-K for the year ended March 31, 2020, filed with the SEC on June 1, 2020).

10.14

Consent Agreement, dated as of June 24, 2020, by and between Canopy Growth Corporation and CBG Holdings LLC (incorporated by reference to Exhibit 10.1 to Canopy Growth’s Current Report on Form 8-K, filed with the SEC on June 30, 2020).

10.15†

Executive Employment Agreement, dated as of December 8, 2019, by and between Canopy Growth Corporation and David Klein (incorporated by reference to Exhibit 10.21 to Canopy Growth’s Annual Report on Form 10-K for the year ended March 31, 2020, filed with the SEC on June 1, 2020).

10.16†

Amendment to Executive Employment Agreement of David Klein, dated June 8, 2021 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on June 14, 2021).

10.17‡

Debenture, dated as of September 23, 2020, issued by Universal Hemp, LLC to 11065220 Canada Inc. (incorporated by reference to Exhibit 10.2 to Canopy Growth’s Current Report on Form 8-K, filed with the SEC on September 23, 2020).

10.18‡

Credit Agreement, dated as of March 18, 2021, among Canopy Growth Corporation and 11065220 Canada Inc., as borrowers, the lenders party thereto and Wilmington Trust, National Association, as administrative and collateral agent (incorporated by reference to Exhibit 10.1 to Canopy Growth’s Current Report on Form 8-K, filed with the SEC on March 18, 2021).

10.19†

Service Delivery Agreement, dated as of October 5, 2020, by and among Canopy Growth USA LLC, Brand House Group, N.A. Corporation and Julious Grant (incorporated by reference to Exhibit 10.18 to Canopy Growth’s Annual Report on Form 10-K for the year ended March 31, 2021, filed with the SEC on June 1, 2021).

10.20†

Amendment to Service Delivery Agreement, by and among Canopy Growth USA LLC, Brand House Group, N.A. Corporation and Julious Grant, dated June 8, 2021 (incorporated by reference to Exhibit 10.10 to Canopy Growth’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 6, 2021).

10.21*†	Employment Agreement, effective as of March 29, 2022, between Canopy Growth Corporation and Judy Hong.
10.23†

Executive Employment Agreement, dated as of August 7, 2020, by and between Canopy Growth Corporation and Phil Shaer (incorporated by reference to Exhibit 10.12 to Canopy Growth’s Annual Report on Form 10-K for the year ended March 31, 2021, filed with the SEC on June 1, 2021).

10.24†

Amendment to Executive Employment Agreement of Phil Shaer, dated June 8, 2021 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the SEC on June 14, 2021).

10.25†

Executive Employment Agreement, dated as of December 12, 2019, by and between Canopy Growth Corporation and Rade Kovacevic (incorporated by reference to Exhibit 10.22 to Canopy Growth’s Annual Report on Form 10-K for the year ended March 31, 2020, filed with the SEC on June 1, 2020).

10.26†

Amendment to Executive Employment Agreement of Rade Kovacevic, dated June 8, 2021 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on June 14, 2021).

10.27†

Executive Employment Agreement, dated as of March 31, 2020, by and between Canopy Growth Corporation and Mike Lee (incorporated by reference to Exhibit 10.23 to Canopy Growth’s Annual Report on Form 10-K for the year ended March 31, 2020, filed with the SEC on June 1, 2020).

10.28†

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

Canopy Growth Corporation

Date: May 31, 2022	By:	/s/ David Klein
David Klein
Chief Executive Officer (Principal Executive Officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Klein and Judy Hong, and each of them, as his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David Klein	Director and Chief Executive Officer (Principal Executive Officer)	May 31, 2022
David Klein

/s/ Judy Hong	Chief Financial Officer (Principal Financial Officer)	May 31, 2022
Judy Hong

/s/ Thomas Stewart	Chief Accounting Officer (Principal Accounting Officer)	May 31, 2022
Thomas Stewart

/s/ Robert Hanson	Director	May 31, 2022
Robert Hanson

/s/ David Lazzarato	Director	May 31, 2022
David Lazzarato

/s/ Garth Hankinson	Director	May 31, 2022
Garth Hankinson /s/ Jim Sabia	Director	May 31, 2022
Jim Sabia

/s/ Judy Schmeling	Director, Chair	May 31, 2022
Judy Schmeling /s/ Theresa Yanofsky	Director	May 31, 2022
Theresa Yanofsky

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Canopy Growth Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Canopy Growth Corporation and subsidiaries (the Company) as of March 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three‑year period ended March 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three‑year period ended March 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 31, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is the matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Fair value measurement of the liability arising from the Acreage financial instrument

As discussed in Notes 24 and 31 to the consolidated financial statements, the Company has an obligation to acquire certain shares of Acreage Holdings, Inc., (“Acreage”) in return for a specified number of the Company’s common shares, and an option, exercisable at its discretion, to acquire certain other Acreage shares for cash or common shares of the Company as the Company may determine. The obligation and the option (collectively, the “Acreage financial instrument”) become effective upon the occurrence (or waiver by the Company) of specified changes in United States (“US”) federal laws relating to the legalization of cannabis (the “Acreage Triggering Event”). The Acreage financial instrument is recorded at fair value through earnings in the consolidated financial statements at each reporting period. As of March 31, 2022, the Acreage financial instrument was recorded as a financial liability of $47,000 thousand, with fair value changes of $553,000 thousand recognized in other income (expense), net in the year ended March 31, 2022.

We identified the assessment of the fair value measurement of the liability arising from the Acreage financial instrument as a critical audit matter. There was a high degree of subjective auditor judgment in the evaluation of the key assumptions that were not directly observable, including the probability of different scenarios when determining the fair value. The key assumptions included the probability of each scenario, the number of the Company’s shares to be issued, the probability and timing of US legalization, the estimated premium on US legalization, and the control premium.

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

•	performing sensitivity analyses on certain assumptions for each scenario
•	evaluating the probability of each scenario, including the number of the Company’s shares to be issued, and assessing the resulting impact on the fair value of the Acreage financial instrument
•	evaluating the probability and timing of US legalization by monitoring political developments and the potential for relevant legislation in the US
•	evaluating the assumption about the market impact of US legalization of cannabis and assessing the extent to which the anticipated legalization of cannabis is reflected in the Acreage share price
•	comparing the control premium to third party evidence, including publicly available market data for comparable transactions.

/s/ KPMG LLP

We have served as the Company’s auditor since 2019.

Ottawa, Canada
May 31, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Canopy Growth Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Canopy Growth Corporation’s and subsidiaries’ (the Company) internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three year period ended March 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated May 31, 2022 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired AV Cannabis Inc. and The Supreme Cannabis Company, Inc. (collectively, the Acquired Entities) during the year ended March 31, 2022, and management excluded the Acquired Entities from its assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2022. The Acquired Entities represent approximately 6% of total assets and 9% of total revenues of the consolidated financial statements of the Company as of and for the year ended March 31, 2022. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the Acquired Entities.

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

Ottawa, Canada

May 31, 2022

CANOPY GROWTH CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands of Canadian dollars, except number of shares and per share data)

	March 31, 2022	March 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$776,005	$1,154,653
Short-term investments	595,651	1,144,563
Restricted short-term investments	12,216	11,332
Amounts receivable, net	96,443	92,435
Inventory	204,387	367,979
Prepaid expenses and other assets	52,700	67,232
Total current assets	1,737,402	2,838,194
Other financial assets	800,328	708,167
Property, plant and equipment	942,780	1,074,537
Intangible assets	252,695	308,167
Goodwill	1,866,503	1,889,354
Other assets	15,342	5,061
Total assets	$5,615,050	$6,823,480

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$64,270	$67,262
Other accrued expenses and liabilities	75,278	100,813
Current portion of long-term debt	9,296	9,827
Other liabilities	64,054	106,428
Total current liabilities	212,898	284,330
Long-term debt	1,491,695	1,573,136
Deferred income tax liabilities	15,991	21,379
Liability arising from Acreage Arrangement	47,000	600,000
Warrant derivative liability	26,920	615,575
Other liabilities	190,049	107,240
Total liabilities	1,984,553	3,201,660
Commitments and contingencies
Redeemable noncontrolling interest	36,200	135,300
Canopy Growth Corporation shareholders' equity:
Common shares - $nil par value; Authorized - unlimited number of shares; Issued - 394,422,604 shares and 382,875,179 shares, respectively	7,482,809	7,168,557
Additional paid-in capital	2,519,766	2,415,650
Accumulated other comprehensive loss	(42,282)	(34,240)
Deficit	(6,370,337)	(6,068,156)
Total Canopy Growth Corporation shareholders' equity	3,589,956	3,481,811
Noncontrolling interests	4,341	4,709
Total shareholders' equity	3,594,297	3,486,520
Total liabilities and shareholders' equity	$5,615,050	$6,823,480

The accompanying notes are an integral part of these consolidated financial statements.

CANOPY GROWTH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands of Canadian dollars, except number of shares and per share data)

	Years ended March 31,
	2022	2021	2020
Revenue	$582,218	$607,198	$439,626
Excise taxes	61,893	60,549	40,854
Net revenue	520,325	546,649	398,772
Cost of goods sold	713,379	479,689	430,456
Gross margin	(193,054)	66,960	(31,684)
Operating expenses
Selling, general and administrative expenses	472,756	575,389	693,737
Share-based compensation	47,525	91,149	320,276
Expected credit losses on financial assets and related charges	-	109,480	-
Asset impairment and restructuring costs	369,339	534,398	623,266
Total operating expenses	889,620	1,310,416	1,637,279
Operating loss	(1,082,674)	(1,243,456)	(1,668,963)
Loss from equity method investments	(100)	(52,629)	(64,420)
Other income (expense), net	753,341	(387,876)	224,329
Loss before income taxes	(329,433)	(1,683,961)	(1,509,054)
Income tax recovery	8,948	13,141	121,614
Net loss	(320,485)	(1,670,820)	(1,387,440)
Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interest	(18,304)	74,100	(66,114)
Net loss attributable to Canopy Growth Corporation	$(302,181)	$(1,744,920)	$(1,321,326)

Basic and diluted loss per share	$(0.77)	$(4.69)	$(3.80)
Basic and diluted weighted average common shares outstanding	391,324,285	371,662,296	348,038,163

Comprehensive loss:
Net loss	$(320,485)	$(1,670,820)	$(1,387,440)
Other comprehensive income (loss), net of income tax effect
Fair value changes of own credit risk of financial liabilities	21,180	(100,170)	141,306
Foreign currency translation	(45,352)	(154,969)	85,498
Total other comprehensive income (loss), net of income tax effect	(24,172)	(255,139)	226,804
Comprehensive loss	(344,657)	(1,925,959)	(1,160,636)
Comprehensive income (loss) attributable to noncontrolling interests and redeemable noncontrolling interest	(18,304)	74,100	(66,114)
Comprehensive loss attributable to Canopy Growth Corporation	$(326,353)	$(2,000,059)	$(1,094,522)

The accompanying notes are an integral part of these consolidated financial statements.

CANOPY GROWTH CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of Canadian dollars)

		Additional paid-in capital				Accumulated
	Common shares	Share-based reserve	Warrants	Ownership changes	Redeemable noncontrolling interest	other comprehensive income (loss)	Deficit	Noncontrolling interests	Total
Balance at March 31, 2021	$7,168,557	$480,786	$2,568,438	$(512,340)	$(121,234)	$(34,240)	$(6,068,156)	$4,709	$3,486,520
Other issuances of common shares and warrants	298,145	(30,457)	-	-	-	-	-	-	267,688
Replacement equity instruments from the acquisition of Supreme Cannabis	-	5,566	13,350	-	-	-	-	-	18,916
Exercise of Omnibus Plan stock options	8,855	(3,288)	-	-	-	-	-	-	5,567
Share-based compensation	-	46,686	-	-	-	-	-	-	46,686
Issuance and vesting of restricted share units	7,252	(7,252)	-	-	-	-	-	-	-
Changes in redeemable noncontrolling interest	-	-	-	-	82,003	-	-	17,097	99,100
Ownership changes relating to noncontrolling interests	-	-	-	-	-	-	-	839	839
Redemption of redeemable noncontrolling interest	-	-	-	2,617	(5,109)	-	-	-	(2,492)
Disposal of consolidated entities	-	-	-	-	-	16,130	-	-	16,130
Comprehensive loss	-	-	-	-	-	(24,172)	(302,181)	(18,304)	(344,657)
Balance at March 31, 2022	$7,482,809	$492,041	$2,581,788	$(509,723)	$(44,340)	$(42,282)	$(6,370,337)	$4,341	$3,594,297

CANOPY GROWTH CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of Canadian dollars)

		Additional paid-in capital				Accumulated
	Common shares	Share-based reserve	Warrants	Ownership changes	Redeemable noncontrolling interest	other comprehensive income (loss)	Deficit	Noncontrolling interests	Total
Balance at March 31, 2020	$6,373,544	$517,741	$2,638,951	$(501,403)	$(40,134)	$220,899	$(4,323,236)	$221,758	$5,108,120
Other issuances of common shares and warrants	61,809	(33,953)	-	-	-	-	-	-	27,856
Exercise of warrants	315,699	-	(70,513)	-	-	-	-	-	245,186
Exercise of Omnibus Plan stock options	244,170	(87,273)	-	-	-	-	-	-	156,897
Share-based compensation	-	87,322	-	-	-	-	-	-	87,322
Issuance and vesting of restricted share units	3,051	(3,051)	-	-	-	-	-	-	-
Completion of plan of arrangement with RIV Capital	170,284	-	-	(10,976)	-	-	-	(313,243)	(153,935)
Changes in redeemable noncontrolling interest	-	-	-	-	(83,627)	-	-	18,077	(65,550)
Ownership changes relating to noncontrolling interests	-	-	-	39	2,527	-	-	4,017	6,583
Comprehensive (loss) income	-	-	-	-	-	(255,139)	(1,744,920)	74,100	(1,925,959)
Balance at March 31, 2021	$7,168,557	$480,786	$2,568,438	$(512,340)	$(121,234)	$(34,240)	$(6,068,156)	$4,709	$3,486,520

CANOPY GROWTH CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of Canadian dollars)

		Additional paid-in capital				Accumulated
	Common shares	Share-based reserve	Warrants	Ownership changes	Redeemable noncontrolling interest	other comprehensive income (loss)	Deficit	Noncontrolling interests	Total
Balance at March 31, 2019	$6,029,222	$505,172	$1,589,925	$(500,963)	$(2,110)	$(5,905)	$(835,118)	$285,485	$7,065,708
Other issuances of common shares and warrants	271,966	(272,234)	359	-	-	-	-	-	91
Exercise of warrants	932	-	(486)	-	-	-	-	-	446
Exercise of Omnibus Plan stock options	69,951	(28,538)	-	-	-	-	-	-	41,413
Share-based compensation	-	312,929	-	-	-	-	-	-	312,929
Issuance of replacement equity instruments	-	1,885	-	-	-	-	-	-	1,885
Issuance and vesting of restricted share units	1,473	(1,473)	-	-	-	-	-	-	-
CBI warrant modification	-	-	1,049,153	-	-	-	(2,166,792)	-	(1,117,639)
Changes in redeemable noncontrolling interest	-	-	-	-	(38,024)	-	-	(6,489)	(44,513)
Ownership changes relating to noncontrolling interests	-	-	-	(440)	-	-	-	8,876	8,436
Comprehensive income (loss)	-	-	-	-	-	226,804	(1,321,326)	(66,114)	(1,160,636)
Balance at March 31, 2020	$6,373,544	$517,741	$2,638,951	$(501,403)	$(40,134)	$220,899	$(4,323,236)	$221,758	$5,108,120

The accompanying notes are an integral part of these consolidated financial statements.

CANOPY GROWTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of Canadian dollars)

	Years ended March 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(320,485)	$(1,670,820)	$(1,387,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	76,247	70,914	73,716
Amortization of intangible assets	38,171	56,204	51,297
Share of loss on equity method investments	100	52,629	64,420
Share-based compensation	47,525	91,149	320,276
Asset impairment and restructuring costs	332,949	519,209	571,719
Expected credit losses on financial assets and related charges	-	109,480	-
Income tax recovery	(8,948)	(13,141)	(121,614)
Non-cash fair value adjustments	(866,739)	380,758	(103,027)
Change in operating assets and liabilities, net of effects from purchases of businesses:
Amounts receivable	3,741	(11,994)	20,979
Inventory	173,189	23,107	(33,952)
Prepaid expenses and other assets	24,472	77	(26,917)
Accounts payable and accrued liabilities	(35,844)	16,542	(11,222)
Other, including non-cash foreign currency	(10,189)	(89,843)	(190,870)
Net cash used in operating activities	(545,811)	(465,729)	(772,635)
Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(36,684)	(164,502)	(704,944)
Purchases of intangible assets	(11,429)	(9,639)	(16,957)
Proceeds on sale of property, plant and equipment	27,279	45,921	-
Proceeds on sale of intangible assets	-	18,337	-
Redemption (purchases) of short-term investments	545,991	(459,834)	1,427,482
Cash outflow on completion of RIV Arrangement	-	(152,801)	-
Net cash proceeds on sale of subsidiaries	118,149	-	-
Sale of (investments in) equity method investments	-	7,000	(5,135)
Investment in other financial assets	(379,414)	(44,721)	(129,590)
Investment in Acreage Arrangement	-	(49,849)	(395,190)
Loan advanced to Acreage Hempco	-	(66,995)	-
Net cash outflow on acquisition of subsidiaries	(14,947)	-	(498,838)
Other investing activities	(18,126)	(7,022)	(24,482)
Net cash provided by (used in) investing activities	230,819	(884,105)	(347,654)
Cash flows from financing activities:
Proceeds from issuance of common shares and warrants	2,700	-	-
Proceeds from exercise of stock options	5,567	156,897	41,413
Proceeds from exercise of warrants	-	245,186	446
Issuance of long-term debt	-	893,160	14,761
Repayment of long-term debt	(50,763)	(15,619)	(114,953)
Other financing activities	(3,037)	(14,855)	1,172
Net cash (used in) provided by financing activities	(45,533)	1,264,769	(57,161)
Effect of exchange rate changes on cash and cash equivalents	(18,123)	(63,458)	(204)
Net decrease in cash and cash equivalents	(378,648)	(148,523)	(1,177,654)
Cash and cash equivalents, beginning of period	1,154,653	1,303,176	2,480,830
Cash and cash equivalents, end of period	$776,005	$1,154,653	$1,303,176

The accompanying notes are an integral part of these consolidated financial statements.

CANOPY GROWTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of Canadian dollars)

	Years ended March 31,
	2022	2021	2020
Supplemental disclosure of cash flow information
Cash received during the period:
Income taxes	$1,299	$4,068	$-
Interest	$16,175	$26,279	$66,327
Cash paid during the period:
Income taxes	$2,641	$22,769	$5,460
Interest	$119,249	$25,649	$25,472
Noncash investing and financing activities
Additions to property, plant and equipment	$1,408	$9,962	$44,573

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

The principal activities of the Company are the production, distribution and sale of a diverse range of cannabis and cannabinoid-based products for both adult recreational and medical purposes under a portfolio of distinct brands in Canada pursuant to the Cannabis Act, which came into effect on October 17, 2018 and regulates both the medical and recreational cannabis markets in Canada. The Company has also expanded to jurisdictions outside of Canada where cannabis and/or hemp is federally lawful, permissible and regulated, and the Company, through its’ subsidiaries, operates in the United States, Germany, and certain other global markets. Additionally, the Company produces, distributes and sells a range of other consumer products globally, including vaporizers; beauty, skincare, wellness and sleep products; and sports nutrition beverages.

In the year ended March 31, 2020, the Company commenced an organizational and strategic review of its business which resulted in a restructuring of the Company’s global operations, including the closure of certain of the Company’s production facilities and other organizational and operational changes. The Company’s restructuring actions continued during the years ended March 31, 2021 and March 31, 2022. Please refer to Note 5 for further details regarding these restructuring actions.

On February 23, 2021, the Company completed a plan of arrangement with its partially-owned subsidiary RIV Capital Inc. (formerly Canopy Rivers Inc.) (“RIV Capital”) and its wholly-owned subsidiary, RIV Capital Corporation (formerly Canopy Rivers Corporation) (“RCC”). As a result of this transaction, the Company no longer controlled RIV Capital and derecognized RIV Capital’s consolidated assets and liabilities from its consolidated financial statements. Refer to Note 6 for a description of the plan of arrangement with RIV Capital.

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

Inventory

Inventory consists of raw materials, supplies and consumables used in the inventory process, merchandise for sale, finished goods and work-in-process such as pre-harvested cannabis plants, by-products to be extracted, oils, gel capsules and edible products. Inventory is valued at the lower of cost and net realizable value. Costs include direct and indirect labor, consumables, materials, packaging supplies, utilities, facilities costs, quality and testing costs, production related depreciation and other overhead costs. The Company records inventory reserves for obsolete and slow-moving inventory. Inventory reserves are based on inventory obsolescence trends, age of inventory, historical experience and application of the specific identification method. The Company classifies cannabis inventory as a current asset, although part of such inventory, because of the duration of the cultivation, drying, and conversion process, ordinarily would not be utilized within one year.

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

Intangible assets

Finite lived intangible assets are recorded at cost less accumulated amortization and accumulated impairment losses. Amortization is provided on a straight-line basis over the following terms:
Years
Intellectual property	5 - 15
Distribution channel	5 - 11
Operating licenses	8
Software and domain names	3 - 5
Brands	2 - 5

The estimated useful life and amortization method are reviewed at the end of each reporting year, with the effect of any changes in estimate being accounted for on a prospective basis.

Goodwill and indefinite lived intangible assets

Goodwill is allocated to the reporting unit in which the business that created the goodwill resides. A reporting unit is an operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. The Company reviews goodwill and indefinite lived intangible assets annually for impairment in the fourth quarter, or sooner, if events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company may elect to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If factors indicate this is the case, then a quantitative test is performed and an impairment is recorded for any excess carrying value above the reporting unit’s fair value, not to exceed the amount of goodwill.

Until the three months ended March 31, 2021, the Company had two operating segments, which were also its reportable segments: (i) cannabis, hemp and other consumer products; and (ii) RIV Capital. The goodwill associated with all acquisitions was allocated to the one reporting unit within the cannabis, hemp and other consumer products operating and reportable segment, as this reporting unit held the acquired entities. The Company changed the structure of its internal management reporting in the fourth quarter of the year ended March 31, 2021 (refer to Note 35), and accordingly, identified two operating and reportable segments: (i) global cannabis; and (ii) other consumer products. The reorganization of the Company’s reporting structure changed the composition of its reporting units and required that goodwill be reassigned to the reporting units using a relative fair value allocation approach. Assets and liabilities were also reassigned to the reporting units affected based on the assets that would be employed in, or the liabilities related to, the operations of each reporting unit, and the assets or liabilities that would be considered in determining the fair value of each reporting unit. After this reorganization, the Company’s reporting units with goodwill in the global cannabis segment included (i) cannabis operations, and (ii) C3 Cannabinoid Compound Company GmbH (“C3”); and in the other consumer products segment included (i) Storz & Bickel, (ii) This Works, and (iii) BioSteel.

In the three months ended March 31, 2022, the Company further changed the composition of its reporting units within the global cannabis segment as a result of (i) the completion of the Company’s divestiture (the “C3 Divestiture”) of its interest in C3 (see Note 30); and (ii) a strategic shift in the Company’s KeyLeaf Life Sciences (“KeyLeaf”) business to focus on non-cannabis extraction activities. Accordingly, goodwill was reassigned to the KeyLeaf reporting unit from the cannabis operations reporting unit, using the relative fair value allocation approach. There were no changes to the reporting units included in the Company’s other consumer products segment in the year ended March 31, 2022.

The Company performed its annual goodwill impairment test in the fourth quarter of the year ended March 31, 2022, and recognized an impairment loss in relation to its KeyLeaf and This Works reporting units. Refer to Note 15 for further details.

Indefinite lived intangible assets are comprised of certain acquired brand names and operating licenses, which are carried at cost less accumulated impairment losses. The Company reviews the classification each reporting period to decide whether the assessment made about the useful life as indefinite or finite is still appropriate. Any change is accounted for on a prospective basis as a change in estimate.

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

Advertising

Advertising costs are expensed as incurred. Advertising expenses totaled $104,221, $72,377 and $78,474 in the years ended March 31, 2022, 2021, and 2020, respectively.

Research and development

Research and development costs are expensed as incurred. Research and development expenses totaled $32,344, $57,582, and $61,812 in the years ended March 31, 2022, 2021, and 2020, respectively.

Asset impairment and restructuring costs

Asset impairment and restructuring costs consist of property, plant and equipment, intangible asset and goodwill impairment charges, asset abandonment costs, contractual and other settlement costs, and employee-related and other restructuring costs recognized in connection with (i) the restructuring of the Company’s global operations that commenced in the year ended March 31, 2020 and continued during the years ended March 31, 2021 and March 31, 2022; and (ii) other impairments. When a long-lived asset is abandoned its carrying amount is adjusted to its salvage value, if any. In determining the salvage value of our long-lived assets, management considers information from manufacturers, historical data, and industry standards. In certain cases, management may obtain third party appraisals to estimate salvage value.

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

Income taxes are recognized in the consolidated statement of operations, except when they relate to a pre-tax item that is recognized in other comprehensive income (loss) or directly in equity, respectively. Income taxes recognized in other comprehensive income (loss) or equity are reclassified to the consolidated statement of operations if the corresponding pre-tax item is reclassified to the consolidated statement of operations. Where income taxes arise from the initial accounting for a business combination, these are embedded in the pre-tax accounting for the business combination.

Interest and penalties in respect of income taxes are not recognized in the consolidated statement of operations as a component of income taxes but as a component of interest expense.

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing reported net income (loss) by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per share is computed by dividing earnings (loss) by the sum of the weighted average number of common shares and the number of dilutive potential common share equivalents outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common shares of the Company during the reporting periods. Potential dilutive common share equivalents consist of the incremental common shares issuable upon the exercise of warrants, vested share options, RSUs and the incremental shares issuable upon conversion of the convertible senior notes. As at March 31, 2022, March 31, 2021, and March 31, 2020, all instruments were anti-dilutive.

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

COVID-19 estimation uncertainty

In March 2020, the World Health Organization recognized the outbreak of COVID-19 as a global pandemic. Government measures to limit the spread of COVID-19, including the closure of non-essential businesses, did not materially impact the Company’s operations during the years ended March 31, 2022, March 31, 2021 and March 31, 2020. The production and sale of cannabis have been recognized as essential services in Canada and across Europe. Due to the rapid developments and uncertainty surrounding COVID-19, it is not possible to predict the impact that COVID-19 will have on the Company’s business, financial position and operating results in the future. Additionally, it is possible that estimates in the Company’s consolidated financial statements will change in the near term as a result of COVID-19. The Company is closely monitoring the impact of the pandemic on all aspects of its business.

4. NEW ACCOUNTING POLICIES

Recently Adopted Accounting Pronouncements

Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which among other things, eliminates certain exceptions in the current rules regarding the approach for intraperiod tax allocations and the methodology for calculating income taxes in an interim period, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. Canopy Growth prospectively adopted ASU 2019-12 as of April 1, 2021. There was no material impact of adopting ASU 2019-12 on the consolidated financial statements.

Investments-Equity Securities

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). ASU 2020-01 clarifies the interaction of accounting for the transition into and out of the equity method. The new standard also clarifies the accounting for measuring certain purchased options and forward contracts to acquire investments. The Company adopted ASU 2020-01 as of April 1, 2021. There was no impact of adopting ASU 2020-01 on the consolidated financial statements.

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

5. ASSET IMPAIRMENT AND RESTRUCTURING COSTS

Year Ended March 31, 2022

Restructuring and other charges

In the year ended March 31, 2022, the Company recorded charges associated with operational changes resulting from its continuing strategic review of its business. The Company recorded charges in the three months ended June 30, 2021 related to a strategic review of the business conducted as a result of acquisitions completed in that period (see Note 29), which resulted in the closure of the Company’s Niagara-on-the-Lake, Ontario and Langley, British Columbia facilities. In the three months ended March 31, 2022, the Company recorded further charges related to further restructuring actions aligned to its strategic review of the business, which included (i) reducing cultivation costs in the Canadian recreational cannabis business through cultivation-related efficiencies and facility improvements; (ii) implementing a flexible manufacturing platform, including contract manufacturing for certain product formats; (iii) right-sizing indirect costs and generating efficiencies across the Company’s supply chain and procurement; (iv) aligning general and administrative costs with short-term business expectations; and (v) further streamlining the organization to drive process-related efficiencies.

The Company also recorded charges associated with changes in the estimated fair value of certain of the Company’s Canadian sites that were closed in December 2020, and costs associated with the closure of those sites. Refer to discussion below for restructuring actions in the year ended March 31, 2021.

The Company recorded total inventory write-downs and associated restructuring charges of $123,669 in the year ended March 31, 2022, related primarily to (i) the aforementioned strategic changes to our business, including the shift to a contract manufacturing model for certain product formats and the closure of certain of our production facilities; and (ii) amounts deemed excess based on current and projected market demand.

As a result of these actions, the Company recognized aggregate pre-tax charges of $429,810 in the year ended March 31, 2022, and reduced headcount by approximately 250 full-time positions.

Other impairments

Goodwill

The Company performed its annual goodwill impairment test in the three months ended March 31, 2022, and recognized impairment losses totaling $40,748, of which $22,355 relates to the KeyLeaf reporting unit and $18,393 relates to the This Works reporting unit. Refer to Note 15 for further details.

Intangible assets

In the year ended March 31, 2022, the Company recognized asset impairment charges totaling $26,065 related to certain of its acquired brands and operating licenses. These impairment charges were identified by the Company during its annual impairment testing process, which was conducted in the three months ended March 31, 2022, and reflected in asset impairment and restructuring costs.

These other impairment charges related to goodwill and intangible assets are in addition to the restructuring and impairment costs described above and which are associated with the Company’s restructuring actions.

A summary of the pre-tax charges totaling $496,623 recognized in connection with the Company’s restructuring actions and other impairments is as follows:

	Year ended March 31, 2022
	Restructuring and other charges	Other impairments	Total
Costs recorded in cost of goods sold:
Inventory write-downs and other charges	$123,669	$-	$123,669

Costs recorded in operating expenses:
Impairment and abandonment of property, plant and equipment	224,726	-	224,726
Impairment and abandonment of intangible assets	41,404	26,065	67,469
Impairment of goodwill	-	40,748	40,748
Contractual and other settlement obligations	6,610	-	6,610
Employee-related and other restructuring costs	29,786	-	29,786
Asset impairment and restructuring costs	302,526	66,813	369,339

Acceleration of share-based compensation expense related to acquisition milestones	3,615	-	3,615
Share-based compensation expense	3,615	-	3,615

Total restructuring, asset impairments and related costs	$429,810	$66,813	$496,623

Costs recorded in cost of goods sold

In the year ended March 31, 2022, the Company recognized charges of $123,669 relating to inventory write-downs and associated restructuring charges, as described above.

Costs recorded in operating expenses

The Company recognized asset impairment and restructuring costs of $302,526 in the year ended March 31, 2022 as a result of the restructuring actions described above. The Company impaired and abandoned certain production facilities and brand and intellectual property intangible assets, and a loss totaling $266,130 was recognized in the year ended March 31, 2022, representing the difference between the net book value of the long-lived assets and their estimated salvage value or fair value. Of this loss, $224,726 related to property, plant and equipment, and related primarily to buildings and greenhouses, and production and warehouse equipment, and $41,404 related to brand and intellectual property intangible assets.

In the year ended March 31, 2022, the Company recognized contractual and other settlement obligations of $6,610 and employee-related and other restructuring costs of $29,786.

In the year ended March 31, 2022, as a result of the restructuring actions described above, the Company accelerated share-based compensation expense relating to the unvested milestones associated with acquisitions completed in prior fiscal years. Accordingly, the Company recognized share-based compensation expense of $3,615 in the year ended March 31, 2022.

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

In December 2020, as the partial outcome of an ongoing end-to-end strategic review of its operations, the Company announced a series of Canadian operational changes designed to streamline its operations and further improve its gross margins. The Company has ceased operations at its sites in St. John’s, Newfoundland and Labrador; Fredericton, New Brunswick; Edmonton, Alberta; Bowmanville, Ontario; as well as its outdoor cannabis grow operations in Saskatchewan. As a result of these restructuring actions, the Company reduced headcount by approximately 220 full-time positions, and abandoned or impaired certain of its production facilities and intangible assets. Additionally, the Company (i) completed the sale of its production facilities in Aldergrove and Delta, British Columbia in December 2020 and January 2021, respectively, for combined proceeds of $40,650; and (ii) recorded additional charges related to the shifting of the Company’s strategy in Latin America, which the Company commenced in the three months ended March 31, 2020.

In addition to recording adjustments associated with changes in certain estimates related to the closure of its Canadian production facilities, in the three months ended March 31, 2021, the Company recognized costs associated with the closure of the production facilities, and rationalizing certain licensing arrangements. This included (i) the impairment of the Company’s equity method investment in More Life in the amount of $10,300; (ii) the difference between the termination payment made by the Company to More Life, and the remaining minimum royalty obligations owing to More Life that were derecognized (refer to Note 29(d); and (iii) charges associated with terminating a licensing agreement with a third party (which included derecognizing the remaining minimum royalty obligations owing to the third party in the amount of $18,810).

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

As a result of these actions the Company recognized aggregate pre-tax charges of $742,929 in the year ended March 31, 2020 and reduced headcount by approximately 600 full-time positions.

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

As a result of the restructuring actions described above the Company impaired and abandoned certain production facilities, operating licenses and other intangible assets. A loss totaling $527,951 was recognized in the year ended March 31, 2020 representing the difference between the net book value of the long-lived assets and their estimated salvage value or fair value. Of this loss, $334,964 related to property, plant and equipment and $192,987 related to brand, intellectual property and license intangible assets. The losses relating to property, plant and equipment were primarily attributable to buildings and greenhouses, and production and warehouse equipment.

In the year ended March 31, 2020, the Company recognized contractual and other settlement obligations of $18,712 and employee-related and other restructuring costs of $16,583.

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

In exchange for the foregoing, Canopy Growth (i) surrendered 36,468,318 Class B multiple voting shares (“MVS”) and 15,223,938 Class A subordinate voting shares (“SVS”) in the capital of RIV Capital; (ii) made a cash payment to RCC of $115,000; and (iii) issued 3,647,902 Canopy Growth common shares to RCC. As a result, following completion of the RIV Arrangement, Canopy Growth no longer had any equity, debt or other interest in RIV Capital, and no longer had any representation on the RIV Capital board of directors.

Following completion of the RIV Arrangement, Canopy Growth now owns 38,890,570 TerrAscend Exchangeable Shares, an aggregate of 22,474,130 common share purchase warrants in the capital of TerrAscend (the “TerrAscend warrants”) and is deemed to own an aggregate of 1,072,450 common shares of TerrAscend that are subject to an option agreement entered into in January 2021 (the “TerrAscend Option”). Canopy Growth beneficially owns, and exercise control or direction over approximately 15% of the issued and outstanding TerrAscend common shares on a fully-diluted basis.

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

7.  CASH AND CASH EQUIVALENTS

The components of cash and cash equivalents are as follows:

	March 31,	March 31,
	2022	2021
Cash	$470,682	$436,588
Cash equivalents	305,323	718,065
	$776,005	$1,154,653

8. SHORT-TERM INVESTMENTS

The components of short-term investments are as follows:

	March 31,	March 31,
	2022	2021
Term deposits	$319,092	$463,824
Government securities	22,253	136,620
Asset-backed securities	21,905	16,342
Commercial paper and other	232,401	527,777
	$595,651	$1,144,563

The amortized cost of short-term investments at March 31, 2022 is $599,862 (March 31, 2021 – $1,145,364).

9. AMOUNTS RECEIVABLE, NET

The components of amounts receivable, net are as follows:

	March 31,	March 31,
	2022	2021
Accounts receivable, net	$78,059	$67,106
Indirect taxes receivable	7,524	8,281
Interest receivable	4,406	5,140
Other receivables	6,454	11,908
	$96,443	$92,435

Included in the accounts receivable, net balance at March 31, 2022 is an allowance for doubtful accounts of $4,764 (March 31, 2021 – $1,411).

10. INVENTORY

The components of inventory are as follows:

	March 31,	March 31,
	2022	2021
Raw materials, packaging supplies and consumables	$26,821	$55,554
Work in progress	65,245	223,652
Finished goods	112,321	88,773
	$204,387	$367,979

In the year ended March 31, 2022, the Company recorded write-downs related to inventory in cost of goods sold of $237,147 (year ended March 31, 2021 – $79,859), including charges of $116,770 (year ended March 31, 2021 – $25,985) associated with the strategic review, as described in Note 5.

11. PREPAID EXPENSES AND OTHER ASSETS

The components of prepaid and other assets are as follows:

	March 31,	March 31,
	2022	2021
Prepaid expenses	$23,041	$28,349
Deposits	10,145	18,316
Prepaid inventory	449	1,496
Other assets	19,065	19,071
	$52,700	$67,232

12. OTHER FINANCIAL ASSETS

The following tables outline changes in other financial assets. Additional details on how the fair value of significant investments are calculated are included in Note 24.

					Foreign		Exercise of
		Balance at			currency		options /	Balance at
		March 31,		Fair value	translation	Interest	disposal	March 31,
Entity	Instrument	2021	Additions	changes	adjustments	income	of shares	2022
TerrAscend Exchangeable Shares	Exchangeable shares	$385,000	$-	$(156,000)	$-	$-	$-	$229,000
TerrAscend Canada - October 2019	Term loan / debenture	10,240	-	835	-	(795)	-	10,280
TerrAscend Canada - March 2020	Term loan / debenture	56,330	-	(1,528)	-	(4,912)	-	49,890
Arise Bioscience	Term loan / debenture	13,077	-	308	(42)	-	-	13,343
TerrAscend - October 2019	Warrants	17,250	-	(13,520)	-	-	-	3,730
TerrAscend - March 2020	Warrants	152,910	-	(92,170)	-	-	-	60,740
TerrAscend - December 2020	Warrants	13,240	-	(9,780)	-	-	-	3,460
TerrAscend	Option	10,600	-	(4,300)	-	-	-	6,300
Wana	Option	-	442,227	(74,639)	4,755	-	-	372,343
Acreage Hempco[1]	Debenture	27,448	-	5,337	(94)	(3,867)	-	28,824
Other - at fair value through net income (loss)	Various	14,887	6,457	(10,652)	(204)	-	(92)	10,396
Other - classified as held for investment	Loan receivable	7,185	5,000	-	-	-	(163)	12,022
		$708,167	$453,684	$(356,109)	$4,415	$(9,574)	$(255)	$800,328

1Refer to Note 31 for information regarding Acreage Hempco.

							Exercise of
					Foreign		options /
		Balance at			currency	Allowance	disposal	Derecognition	Balance at
		March 31,		Fair value	translation	for expected	of shares /	of	March 31,
Entity	Instrument	2020	Additions	changes	adjustments	credit losses	repayments	RIV Capital[1]	2021
TerrAscend Exchangeable Shares	Exchangeable shares	$47,000	$-	$338,000	$-	$-	$-	$-	$385,000
TerrAscend Canada - October 2019	Term loan / debenture	9,520	8,579	(7,859)	-	-	-	-	10,240
TerrAscend Canada - March 2020	Term loan / debenture	44,300	-	16,942	-	-	(4,912)	-	56,330
Arise Bioscience	Term loan / debenture	-	11,758	1,489	(170)	-	-	-	13,077
TerrAscend - October 2019	Warrants	804	4,315	12,131	-	-	-	-	17,250
TerrAscend - March 2020	Warrants	24,200	-	128,710	-	-	-	-	152,910
TerrAscend - December 2020	Warrants	-	13,720	(480)	-	-	-	-	13,240
TerrAscend	Option	-	13,445	(2,845)	-	-	-	-	10,600
Acreage Hempco[2]	Debenture	-	66,995	(37,026)	(2,521)	-	-	-	27,448
SLANG	Warrants	3,500	-	5,900	-	-	-	-	9,400
PharmHouse[3]	Loan receivable	40,000	-	-	-	(40,000)	-	-	-
ZeaKal	Shares	14,186	-	(1,486)	-	-	-	(12,700)	-
Agripharm	Royalty interest	12,600	-	(7,200)	-	-	-	(5,400)	-
Greenhouse	Convertible debenture	10,517	-	(4,117)	-	-	(1,300)	(5,100)	-
Other - at fair value through net income (loss)	Various	28,478	11,251	(7,052)	-	-	(4,234)	(22,956)	5,487
Other - classified as held for investment	Loan receivable	14,148	11,106	-	-	(12,956)	(5,113)	-	7,185
		$249,253	$141,169	$435,107	$(2,691)	$(52,956)	$(15,559)	$(46,156)	$708,167

1Refer to Note 6 for information regarding the completion of the plan of arrangement with RIV Capital.

2Refer to Note 31 for information regarding Acreage Hempco.

3Refer to Note 26 for information regarding PharmHouse.

Wana

On October 14, 2021, the Company and Mountain High Products, LLC, Wana Wellness, LLC and The Cima Group, LLC (collectively, “Wana” and each, a “Wana Entity”) entered into definitive agreements (the “Wana Agreements”) providing the Company with the right, upon the occurrence or waiver (at the Company’s discretion) of changes in U.S. federal law to permit the general cultivation, distribution, and possession of marijuana, or to remove the regulation of such activities from the federal laws of the United States (the “Triggering Event”), to acquire 100% of the outstanding membership interests of Wana. Wana manufactures and sells gummies in the state of Colorado and licenses its intellectual property to partners, who manufacture, distribute, and sell Wana-branded gummies across the United States and Canada.

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

Upon initial recognition, the Company estimated the fair value of the Wana financial instrument to be $442,227, consisting of (i) the Upfront Payment as noted above; and (ii) the present value of the estimated Deferred Payments, totaling $74,160 (see Note 18). The Wana financial instrument, in effect, represents a call option to purchase 100% of Wana for a payment equal to 15% of Wana’s fair market value at the time the option is exercised.

At March 31, 2022, the estimated fair value of the Wana financial instrument was $372,343, with the change from initial recognition recorded in other income (expense), net. See Note 24 for additional details on how the fair value of the Wana financial instrument is calculated on a recurring basis.

TerrAscend Exchangeable Shares

TerrAscend is a publicly traded licensed producer. The TerrAscend Exchangeable Shares will only become convertible into common shares following changes in U.S. federal laws regarding the cultivation, distribution or possession of cannabis, the compliance of TerrAscend with such laws and the approval of the various securities exchanges upon which the issuer’s securities are listed (the “TerrAscend Triggering Event”). The TerrAscend Exchangeable Shares are not transferrable or monetizable until exchanged into common shares. In the interim, the Company will not be entitled to voting rights, dividends or other rights upon dissolution of TerrAscend. As a result, the Company does not have significant influence over TerrAscend and accounts for the TerrAscend Exchangeable Shares as a financial asset at estimated fair value with any changes recorded in other income (expense), net. See Note 6 for information regarding the completion of the plan of arrangement with RIV Capital, which included the acquisition, by Canopy Growth, of the TerrAscend Exchangeable Shares held by RCC.

At March 31, 2022 the estimated fair value of the Company’s investment in the TerrAscend Exchangeable Shares was estimated to be $229,000 (March 31, 2021 – $385,000). See Note 24 for additional details on how the fair value of the Company’s investment is calculated on a recurring basis.

TerrAscend Canada Term Loan, Debenture, and Warrants – October 2019

On October 2, 2019, RIV Capital completed a $13,243 (US$10,000) investment in TerrAscend Canada, a wholly-owned subsidiary of TerrAscend, which included a term loan with an estimated fair value of $10,853 and TerrAscend warrants with an estimated fair value of $2,390. As part of the completion of the plan of arrangement with RIV Capital, as described in Note 6, Canopy Growth acquired these securities from RCC. The non-cash additions in respect to these investments represents the inherent deferred tax liability on the initial acquisition of the assets from RIV Capital, as the accounting carrying value of the assets exceeds the tax basis.

The Company accounts for these instruments as financial assets at estimated fair value, with any changes recorded in other income (expense), net. As of March 31, 2022, the estimated fair value of the term loan was $10,280 (March 31, 2021 – $10,240), and the estimated fair value of the warrants was $3,730 (March 31, 2021 – $17,250). See Note 24 for additional details on how the fair value of the Company’s investment is calculated on a recurring basis.

TerrAscend Canada Term Loan, Debenture, and TerrAscend Warrants – March 2020

On March 11, 2020, Canopy Growth completed an $80,526 investment in TerrAscend Canada. The investment includes a secured debenture (the “debenture”) for $80,526, that matures the earliest of (i) March 10, 2030 and (ii) the later of March 10, 2025 and the date that is 24 months following the date that is the TerrAscend Triggering Event. The debenture bears interest at a rate of 6.1% and is payable annually.

As additional consideration, TerrAscend issued 17,808,975 common share purchase warrants (collectively, the “TerrAscend Warrants”). The TerrAscend Warrants consist of two tranches. The first tranche TerrAscend Warrants total 15,656,242 and are exercisable at a price of $5.41 per common share. They are exercisable upon the occurrence or waiver of TerrAscend the Triggering Event until the earliest of (i) March 10, 2030 and (ii) the later of (A) March 10, 2025 and (B) the date that is 24 months following the occurrence of the TerrAscend Triggering Event.

The second tranche TerrAscend Warrants total of 2,152,733 and are exercisable at a price of $3.74 per common share. They are exercisable upon the occurrence or waiver of the TerrAscend Triggering Event until the earliest of (i) March 10, 2031 and (ii) the later of (A) March 10, 2026 and (B) the date that is 36 months following the occurrence of the TerrAscend Triggering Event.

Canopy Growth has the right to set-off the applicable exercise price payable for the exercise of the TerrAscend Warrants against any amounts owing by TerrAscend, or any amounts owing under the Loan by TerrAscend Canada. The Company accounts for these instruments as financial assets at estimated fair value, with any changes recorded in other income (expense), net. At issuance, the term loan had an estimated fair value of $54,800 and the TerrAscend Warrants had an estimated fair value of $25,626 with $100 of related transaction costs expensed.

As of March 31, 2022, the estimated fair value of the debenture was $49,890 (March 31, 2021 – $56,330) and the Warrants had an estimated fair value of $60,740 (March 31, 2021 – $152,910). See Note 24 for additional details on how the fair value of the Company’s investment is calculated on a recurring basis.

Arise Bioscience and Additional TerrAscend Warrants – December 2020

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

In connection with the Loan, TerrAscend issued 2,105,718 common share purchase warrants to the Company (the “Additional TerrAscend Warrants”). 1,926,983 Additional TerrAscend Warrants are exercisable at a price of $15.28 per share, and expire on December 10, 2030. 178,735 Additional TerrAscend Warrants are exercisable at a price of $17.19 per share, and expire on December 10, 2031. The Additional TerrAscend Warrants will be exercisable by the Company following the TerrAscend Triggering Event. The Loan is repayable by Arise Bioscience at any time.

The Company accounts for these instruments as financial assets at estimated fair value, with any changes recorded in other income (expense), net. At issuance, the Arise Debenture had an estimated fair value of $11,758 and the Additional TerrAscend Warrants had an estimated fair value of $13,720.

As of March 31, 2022, the Arise Debenture had an estimated fair value of $13,343 and the Additional TerrAscend Warrants had an estimated fair value of $3,460 (March 31, 2021 – $13,077 and $13,240, respectively). See Note 24 for additional details on how the fair value of the Company’s investment is calculated on a recurring basis.

TerrAscend Option

On January 13, 2021, the Company entered into the TerrAscend Option to purchase 1,072,450 common shares of TerrAscend for aggregate consideration of US$10,529 ($13,445). The Company accounts for this instrument as a financial asset at estimated fair value, with any changes recorded in other income (expense), net. At March 31, 2022 the estimated fair value of the TerrAscend Option was $6,300 (March 31, 2021 – $10,600). See Note 24 for additional details on how the fair value of the Company’s investment is calculated on a recurring basis.

13. PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment are as follows:

	March 31,	March 31,
	2022	2021
Buildings and greenhouses	$766,931	$651,166
Production and warehouse equipment	159,314	216,925
Leasehold improvements	69,304	106,837
Office and lab equipment	29,879	30,546
Computer equipment	22,293	26,431
Land	18,917	34,747
Right-of-use-assets
Buildings and greenhouses	89,228	100,517
Production and warehouse equipment	55	530
Assets in process	19,771	129,428
	1,175,692	1,297,127
Less: Accumulated depreciation	(232,912)	(222,590)
	$942,780	$1,074,537

Depreciation expense included in cost of goods sold for the year ended March 31, 2022 is $50,200 (year ended March 31, 2021 – $51,737; year ended March 31, 2020 – $52,249). Depreciation expense included in selling, general and administrative expenses for the year ended March 31, 2022 is $26,047 (year ended March 31, 2021 – $19,177, year ended March 31, 2020 – $21,467).

See Note 5 for information on the impairment and abandonment of property, plant and equipment that resulted in charges in the amount of $224,726 that the Company recognized as part of its restructuring actions in the year ended March 31, 2022 (year ended March 31, 2021 – $426,748; year ended March 31, 2020 – $334,964).

14. INTANGIBLE ASSETS

The components of intangible assets are as follows:

	March 31, 2022		March 31, 2021
	Gross	Net	Gross	Net
	Carrying	Carrying	Carrying	Carrying
	Amount	Amount	Amount	Amount
Finite lived intangible assets
Intellectual property	$138,170	$97,638	$212,100	$168,655
Distribution channel	72,642	24,834	73,756	35,176
Operating licenses	24,400	22,052	-	-
Software and domain names	29,822	14,206	27,836	18,149
Brands	5,547	3,680	21,812	8,894
Amortizable intangibles in process	5,476	5,476	1,952	1,952
Total	$276,057	$167,886	$337,456	$232,826

Indefinite lived intangible assets
Acquired brands		$74,809		$67,341
Operating licenses		10,000		8,000
Total intangible assets		$252,695		$308,167

Amortization expense included in cost of goods sold for the year ended March 31, 2022 is $81 (year ended March 31, 2021 – $80; year ended March 31, 2020 – $1,030). Amortization expense included in selling, general and administrative expenses for the year ended March 31, 2022 is $38,090 (year ended March 31, 2021 – $56,124; year ended March 31, 2020 – $50,267).

Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

2023	$25,318
2024	$24,660
2025	$21,040
2026	$18,472
2027	$17,727
Thereafter	$60,669

See Note 5 for information on (i) the impairment and abandonment of intangible assets that resulted in charges in the amount of $41,404 that the Company recognized as part of its restructuring actions in the year ended March 31, 2022 (year ended March 31, 2021 – $54,511; year ended March 31, 2020 – $192,987) and (ii) impairment charges of $26,065 in the year ended March 31, 2022 (year ended March 31, 2021 – $6,634; year ended March 31, 2020 – $54,020).

15.  GOODWILL

The changes in the carrying amount of goodwill are as follows:

Balance, March 31, 2020	$1,954,471
Foreign currency translation adjustments	(65,117)
Balance, March 31, 2021	$1,889,354
Purchase accounting allocations	105,323
Disposal of consolidated entities	(58,786)
Impairment losses	(40,748)
Foreign currency translation adjustments	(28,640)
Balance, March 31, 2022	$1,866,503

At March 31, 2022, the Company performed its annual goodwill impairment analysis using the quantitative assessment. The Company concluded that the carrying values of its KeyLeaf and This Works reporting units were higher than their respective estimated fair values as determined using the income valuation method, and a goodwill impairment loss totaling $40,748 was recognized in the year ended March 31, 2022 (year ended March 31, 2021 - $nil). The goodwill impairment loss was comprised of (i) $22,355 related to the KeyLeaf reporting unit, representing the entirety of the goodwill assigned to the KeyLeaf reporting unit; and (ii) $18,393 related to the This Works reporting unit. Certain negative trends, including slower growth rates, resulted in updated long-term financial forecasts indicating lower forecasted revenue and cash flow generation for the KeyLeaf and This Works reporting units. No impairment was noted for any of the Company’s other reporting units, as the estimated fair value of each of the other reporting units with goodwill exceeded their carrying value.

The estimated fair value of the cannabis operations reporting unit in the global cannabis segment was determined using the market valuation method, with the most significant assumptions used in applying this method being (i) the price of the Company’s common shares; and (ii) the estimated control premium associated with ownership of the Company’s common shares. The estimated fair values of all other reporting units (KeyLeaf, This Works, BioSteel and Storz & Bickel) were determined using the income valuation method, with the most significant assumptions used in applying this method being (i) the discount rate; (ii) the expected long-term growth rate; and (iii) the annual cash flow projections. These methodologies are consistent with those used by the Company for its annual impairment test conducted at March 31, 2021, and for the quantitative interim goodwill assessment conducted by the Company for the cannabis operations reporting unit at December 31, 2021.

The carrying value, at March 31, 2022, of the goodwill associated with the Company’s cannabis operations reporting unit was $1,727,848. For the cannabis operations reporting unit, if all other assumptions were held constant and the estimated control premium was decreased by 500 basis points, the estimated fair value would decrease by 7% and result in an impairment charge. If all other assumptions were held constant and the share price decreased by 10%, the estimated fair value would decrease by 15% and result in an impairment charge.

The carrying value, at March 31, 2022, of the goodwill associated with the Company’s BioSteel reporting unit was $57,339. For the BioSteel reporting unit, if all other assumptions were held constant and the discount rate was increased by 50 basis points, the estimated fair value would decrease by 8%. If all other assumptions were held constant and the long-term growth rate was decreased by 50 basis points, the estimated fair value would decrease by 3%. If all other assumptions were held constant and the annual cash flow projections were decreased by 250 basis points, the estimated fair value would decrease by 5%.

The carrying value, at March 31, 2022, of the goodwill associated with the Company’s Storz & Bickel reporting unit was $79,027. For the Storz & Bickel reporting unit, if all other assumptions were held constant and the discount rate was increased by 50 basis points, the estimated fair value would decrease by 6%. If all other assumptions were held constant and the long-term growth rate was decreased by 50 basis points, the estimated fair value would decrease by 4%. If all other assumptions were held constant and the annual cash flow projections were decreased by 250 basis points, the estimated fair value would decrease by 3%.

At March 31, 2022, the fair value of the cannabis operations reporting unit to which goodwill is assigned exceeded its carrying value by approximately 5% to 10%. Accordingly, the goodwill assigned to the cannabis operations reporting unit is at risk for impairment in future periods. The Company may be required to perform a quantitative goodwill impairment assessment in future periods for the cannabis operations reporting unit, to the extent the Company continues to experience declines in the price of its common shares from March 31, 2022, reductions in the estimated control premium associated with ownership of the Company’s common shares, or other indicators of impairment arise.

The carrying value, at March 31, 2022, of the goodwill associated with the Company’s This Works reporting unit was $2,289.

16. OTHER ACCRUED EXPENSES AND LIABILITIES

The components of other accrued expenses and liabilities are as follows:

	March 31,	March 31,
	2022	2021
Employee compensation	$24,873	$47,237
Inventory	10,096	5,426
Professional fees	7,640	11,544
Taxes and government fees	7,144	13,550
Other	25,525	23,056
	$75,278	$100,813

17.  DEBT

The components of debt are as follows:

		March 31,	March 31,
	Maturity Date	2022	2021
Convertible senior notes at 4.25% interest with semi-annual interest payments	July 15, 2023
Principal amount		$600,000	$600,000
Accrued interest		5,958	5,664
Non-credit risk fair value adjustment		7,140	109,710
Credit risk fair value adjustment		(49,140)	(27,960)
		563,958	687,414
Convertible debentures	September 10, 2025	32,858	-
Accretion debentures	September 10, 2025	7,720	-
Credit facility	March 18, 2026	893,647	891,677
Other revolving debt facility, loan, and financings		2,808	3,872
		1,500,991	1,582,963
Less: current portion		(9,296)	(9,827)
Long-term portion		$1,491,695	$1,573,136

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

Convertible Notes

On June 20, 2018, the Company issued convertible senior notes (the “Notes”) with an aggregate principal amount of $600,000. The Notes bear interest at a rate of 4.25% per annum, payable semi-annually on January 15th and July 15th of each year commencing from January 15, 2019. The Notes will mature on July 15, 2023. The Notes are subordinated in right of payment to any existing and future senior indebtedness, including indebtedness under the revolving debt facility with FCC (as defined below). The Notes will rank senior in right of payment to any future subordinated borrowings. The Notes are effectively junior to any secured indebtedness and the Notes are structurally subordinated to all indebtedness and other liabilities of the Company’s subsidiaries.

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

The Company may, upon conversion by the holder, elect to settle in either cash, common shares, or a combination of cash and common shares, subject to certain circumstances. Under the terms of the indenture if a Fundamental Change occurs and a holder elects to convert its Notes from and including on the date of the Fundamental Change up to, and including, the business day immediately prior to the Fundamental Change repurchase date, the Company may be required to increase the conversion rate for the Notes surrendered for conversion by a number of additional common shares.

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

For accounting purposes, the equity conversion feature did not meet the equity classification guidance, therefore the Company elected the fair value option under ASC 825 – Financial Instruments. The Notes were initially recognized at fair value on the balance sheet. All subsequent changes in fair value, excluding the impact of the change in fair value related to the Company’s own credit risk are recorded in other income (expenses), net. The changes in fair value related to the Company’s own credit risk are recorded through other comprehensive income (loss).

The overall change in fair value of the Notes during the years ended March 31, 2022 and March 31, 2021 was a decrease of $123,456 and an increase of $237,210, respectively, which included contractual interest of $25,794 and $25,710, respectively. Refer to Note 24 for additional details on how the fair value of the Notes is calculated.

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

Other revolving debt facility, loans, and financings

On August 13, 2019 the Company, through its wholly owned subsidiary, Tweed Inc., entered into a $40,000 revolving debt facility with Farm Credit Canada (“FCC”). The facility is secured by the Company’s property in Niagara-on-the-Lake. The extinguishment of $4,912 in previous FCC debt resulted in no gain or loss.

The current outstanding balance of the FCC debt facility is $nil (March 31, 2021 – $nil) with an interest rate of 3.70%, or FCC prime rate plus 1.0%. The facility expires on September 3, 2024.

Debt payments

As of March 31, 2022, the required principal repayments under long-term debt obligations for each of the five succeeding fiscal years and thereafter are as follows:

2023	$865
2024	603,865
2025	6,865
2026	966,470
2027	-
Thereafter	-
$1,578,065

18. OTHER LIABILITIES

The components of other liabilities are as follows:

	As at March 31, 2022			As at March 31, 2021
	Current	Long-term	Total	Current	Long-term	Total
Lease liabilities	$38,035	$101,125	$139,160	$42,061	$94,164	$136,225
Acquisition consideration and other investment related liabilities	4,020	77,834	81,854	16,577	7,808	24,385
Refund liability	3,437	-	3,437	6,441	-	6,441
Settlement liabilities and other	18,562	11,090	29,652	41,349	5,268	46,617
	$64,054	$190,049	$254,103	$106,428	$107,240	$213,668

On October 14, 2021, upon entering into the Wana Agreements, the Company recognized the present value of the estimated Deferred Payments associated with the Wana financial instrument within acquisition consideration and other investment related liabilities, in the amount of $74,160 (see Note 12). At March 31, 2022, the estimated fair value of the Deferred Payments was $70,066, with the change from initial recognition recorded in other income (expense), net. See Note 24 for additional details on how the fair value of the estimated Deferred Payments are calculated on a recurring basis.

19. REDEEMABLE NONCONTROLLING INTEREST

The net change in the redeemable noncontrolling interests is as follows:

	Vert Mirabel	BioSteel	Total
As at March 31, 2019	$6,400	$-	$6,400
Initial recognition of noncontrolling interest	-	18,733	18,733
Income (loss) attributable to noncontrolling interest	8,220	(1,731)	6,489
Adjustments to redemption amount	5,630	32,498	38,128
As at March 31, 2020	20,250	49,500	69,750
Net loss attributable to redeemable noncontrolling interest	(11,906)	(6,171)	(18,077)
Adjustments to redemption amount	3,156	80,471	83,627
As at March 31, 2021	11,500	123,800	135,300
Net loss attributable to redeemable noncontrolling interest	(3,165)	(13,932)	(17,097)
Adjustments to redemption amount	(7,335)	(69,559)	(76,894)
Redemption of redeemable noncontrolling interest	-	(5,109)	(5,109)
As at March 31, 2022	$1,000	$35,200	$36,200

20. SHARE CAPITAL

CANOPY GROWTH

Authorized

An unlimited number of common shares.

(i) Equity financings

There were no equity financings during the years ended March 31, 2022, March 31, 2021 and March 31, 2020.

(ii) Other issuances of common shares

During the year ended March 31, 2022, the Company issued the following common shares, net of share issuance costs, as a result of business combinations, milestones being met, and other equity-settled transactions:

	Number of common shares	Share capital	Share based reserve
Acquisition of Supreme Cannabis	9,013,400	$260,668	$-
Completion of acquisition milestones	1,295,285	29,276	(29,721)
Other issuances	492,741	8,201	(736)
Total	10,801,426	$298,145	$(30,457)

During the year ended March 31, 2021, the Company issued the following common shares, net of share issuance costs, as a result of business combinations, milestones being met, and other equity-settled transactions:

	Number of common shares	Share capital	Share based reserve
Completion of acquisition milestones	2,598,978	$46,903	$(19,059)
Other issuances	449,729	14,906	(14,894)
Total	3,048,707	$61,809	$(33,953)

During the year ended March 31, 2020, the Company issued the following common shares, net of share issuance costs, as a result of business combinations, milestones being met, and other equity-settled transactions:

	Number of common shares	Share capital	Share based reserve
Acquisition of BC Tweed NCI release from escrow	6,940,531	$223,036	$(223,036)
Completion of acquisition milestones	1,121,605	29,561	(29,687)
Other issuances	597,936	19,369	(19,511)
Total	8,660,072	$271,966	$(272,234)

(iii) Warrants

	Number of whole warrants	Average exercise price	Warrant value
Balance outstanding at March 31, 2019	107,848,322	$43.80	$1,589,925
Tranche A warrant modification	-	-	1,049,153
Issuance of Tranche B warrants	38,454,444	76.68	-
Other issuance of warrants	9,200	32.83	359
Exercise of warrants	(12,523)	35.55	(486)
Balance outstanding at March 31, 2020[1]	146,299,443	$52.44	$2,638,951
Exercise of warrants	(18,882,927)	12.98	(70,513)
Expiry of warrants	(343,380)	41.49	-
Balance outstanding at March 31, 2021[1]	127,073,136	$58.33	$2,568,438
Supreme Cannabis warrants	1,265,742	25.61	13,350
Expiry of warrants	(145,831)	32.61	-
Balance outstanding at March 31, 2022[1]	128,193,047	$58.04	$2,581,788

1 This balance excludes the Tranche C Warrants, which represent a derivative liability and have nominal value, see note 31.

RIV CAPITAL

Completion of RIV Arrangement

As described in Note 6, the RIV Arrangement was completed on February 23, 2021. Pursuant to the RIV Arrangement, Canopy Growth surrendered 36,468,318 MVS and 15,223,938 SVS in the capital of RIV Capital and as a result held no MVS (March 31, 2020 – 36,468,318) and no SVS (March 31, 2020 – 15,223,938). The Company’s MVS and SVS holdings at March 31, 2020 represented a 27.3% ownership interest and 84.4% voting interest in RIV Capital at that time. The voting rights allowed the Company to direct the relevant activities of RIV Capital such that the Company had control over RIV Capital until the completion of the RIV Arrangement on February 23, 2021, and RIV Capital was consolidated in these financial statements until that date. Upon completion of the RIV Arrangement, the Company no longer controlled RIV Capital, and the Company derecognized RIV Capital’s consolidated assets and liabilities from its consolidated financial statements.

Share buyback

On April 2, 2020, RIV Capital received approval from the Toronto Stock Exchange (“TSX”) to commence a normal course issuer bid (“NCIB”) to purchase up to 10,409,961 SVS, representing 10% of RIV Capital’s issued and outstanding SVS, in the open market or as otherwise permitted by the TSX, subject to the normal terms and limitations of such bids. The NCIB expired on April 1, 2021.

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

During the period from April 1, 2020 to February 23, 2021, RIV Capital repurchased and cancelled a total of 273,300 SVS under the NCIB program for $307, at a weighted average acquisition price of $1.11 per share.

Financings

Period from April 1, 2020 to February 23, 2021

There were no financings during the period from April 1, 2020 to February 23, 2021.

Year ended March 31, 2020

There were no financings during the year ended March 31, 2020.

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

The maximum number of common shares reserved for Awards is 39,442,260 at March 31, 2022 (March 31, 2021 – 57,431,277). As of March 31, 2022, the only Awards issued have been options, RSUs, and PSUs under the Omnibus Plan.

The Omnibus Plan is administered by the Corporate Governance, Compensation and Nominating Committee of the Board of Directors of the Company (the “CGC&N Committee”) which establishes exercise prices, at not less than the market price at the date of grant, and expiry dates. Awards under the Omnibus Plan generally vest in increments with 1/3 vesting on each of the first, second and third anniversaries from the date of grant, with expiry dates set at ten years from issuance, subject to the discretion of the CGC&N Committee pursuant to the Omnibus Plan to provide for an alternative expiry date or vesting period in an award agreement for the grant of Awards, subject to limits contained in the Omnibus Plan.

Under the Company’s Employee Share Purchase Plan (the “Purchase Plan”) the aggregate number of common shares that may be issued is 600,000, and the maximum number of common shares which may be issued in any one fiscal year shall not exceed 300,000. As of March 31, 2022, the Company has issued a total of 235,813 common shares under the Purchase Plan (March 31, 2021 – 37,312) with 198,501 being issued in the current fiscal year (March 31, 2021 – 37,312).

The following is a summary of the changes in the Company’s Omnibus Plan employee options during the years ended March 31, 2020, 2021 and 2022:

	Options issued	Weighted average exercise price
Balance outstanding at March 31, 2019	32,831,895	$34.10
Options granted	9,454,714	33.87
Options exercised	(3,900,032)	10.63
Options forfeited/cancelled	(5,878,182)	44.95
Balance outstanding at March 31, 2020	32,508,395	$34.89
Options granted	478,215	28.15
Options exercised	(7,062,317)	22.22
Options forfeited	(8,219,982)	41.27
Balance outstanding at March 31, 2021	17,704,311	$36.79
Options granted	2,537,290	17.40
Replacement options issued as a result of the acquisition of Supreme Cannabis	140,159	80.53
Options exercised	(445,680)	12.27
Options forfeited	(3,153,118)	42.03
Balance outstanding at March 31, 2022	16,782,962	$33.89

The following is a summary of the outstanding stock options as at March 31, 2022:

	Options Outstanding		Options Exercisable
		Weighted Average		Weighted Average
		Remaining		Remaining
	Outstanding at	Contractual Life	Exercisable at	Contractual Life
Range of Exercise Prices	March 31, 2022	(years)	March 31, 2022	(years)
$0.06 - $24.62	3,705,144	4.05	1,312,215	2.12
$24.63 - $33.53	4,036,819	3.25	2,285,789	2.68
$33.54 - $36.80	2,984,264	2.24	2,984,264	2.24
$36.81 - $42.84	2,641,567	2.85	2,488,993	2.65
$42.85 - $67.64	3,415,168	2.88	3,005,487	2.83
	16,782,962	3.11	12,076,748	2.54

At March 31, 2022, the weighted average exercise price of options outstanding and options exercisable was $33.89 and $38.33, respectively (March 31, 2021 – $36.79 and $36.97, respectively).

The Company recorded $27,163 in share-based compensation expense related to Options issued to employees and contractors for the year ended March 31, 2022 (for the year ended March 31, 2021 – $67,737, for the year ended March 31, 2020 – $248,450). The share-based compensation expense for the year ended March 31, 2022 includes an amount related to 1,336,249 options being provided in exchange for services which are subject to performance conditions (for the year ended March 31, 2021 – 2,152,938, for the year ended March 31, 2020 – 2,160,068).

The Company issued replacement options to employees in relation to the acquisition of Supreme Cannabis (Note 29) and during the year ended March 31, 2022, recorded share-based compensation expense $823.

With the exception of nil options which are subject to market-based performance conditions (March 31, 2021 – 17,559, March 31, 2020 – 571,689) and valued using the Monte Carlo simulation model, the Company uses the Black-Scholes option pricing model to establish the fair value of options granted during the years ended March 31, 2022, 2021 and 2020 on their measurement date by applying the following assumptions:

	March 31,	March 31,	March 31,
	2022	2021	2020
Risk-free interest rate	1.09%	0.36%	1.38%
Expected life of options (years)	3 - 5	1 - 7	3 - 5
Expected volatility	75%	76%	73%
Expected forfeiture rate	18%	17%	12%
Expected dividend yield	nil	nil	nil
Black-Scholes value of each option	$9.69	$15.24	$19.83

Volatility was estimated by using the historical volatility of the Company. The expected life in years represents the period of time that Options granted are expected to be outstanding. The risk-free rate was based on zero coupon Canada government bonds with a remaining term equal to the expected life of the Options.

During the year ended March 31, 2022, 445,680 Options were exercised ranging in price from $0.06 to $36.34 for gross proceeds of $5,567 (for the year ended March 31, 2021 – 7,062,317 Options were exercised ranging in price from $0.06 to $67.64 for gross proceeds of $156,897, for the year ended March 31, 2020 – 3,900,032 Options were exercised ranging in prices from $0.06 to $40.68 for gross proceeds of $41,413).

For the year ended March 31, 2022, the Company recorded $10,709 in share-based compensation expense related to RSUs and PSUs (for the year ended March 31, 2021 – $11,448, for the year ended March 31, 2020 – $2,308). The following is a summary of changes in the Company’s RSUs during the years ended March 31, 2020, 2021 and 2022:

Number of RSUs and PSUs
Balance outstanding at March 31, 2019	137,228
RSUs granted	875,673
RSUs released	(29,892)
RSUs cancelled and forfeited	(100,000)
Balance outstanding at March 31, 2020	883,009
RSUs granted	142,826
RSUs released	(120,399)
RSUs cancelled and forfeited	(152,126)
Balance outstanding at March 31, 2021	753,310
RSUs and PSUs granted	3,253,671
RSUs and PSUs released	(300,319)
RSUs and PSUs cancelled and forfeited	(229,370)
Balance outstanding at March 31, 2022	3,477,292

During the year ended March 31, 2022, the Company recorded $7,991 in share-based compensation expense related to acquisition milestones (for the year ended March 31, 2021 – $8,136, for the year ended March 31, 2020 – $62,172).

During the year ended March 31, 2022, 1,295,285 shares (during the year ended March 31, 2021 – 2,598,978, during the year ended March 31, 2020 – 1,121,605) were released on completion of acquisition milestones. At March 31, 2022, there were up to 275,468 shares to be issued on the completion of acquisition and asset purchase milestones. In certain cases, the number of shares to be issued is based on the volume weighted average share price at the time the milestones are met. The number of shares has been estimated assuming the milestones were met at March 31, 2022. The number of shares excludes shares that were to be issued on July 4, 2023 to the previous shareholders of Spectrum Colombia and Canindica based on the fair market value of the Company’s Latin American business on that date.

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

BioSteel share-based payments

On October 1, 2019, the Company purchased 72% of the outstanding shares of BioSteel Sports Nutrition Inc. (“BioSteel”) (see Note 29(c)(iii)). BioSteel has a stock option plan under which non-transferable options to purchase common shares of BioSteel may be granted to directors, officers, employees, or independent contractors of the BioSteel. As at March 31, 2022, the Company had 1,565,300 (March 31, 2021 – 1,581,000, March 31, 2020 – 1,008,000) options outstanding which vest in equal tranches over a 5-year period. In determining the amount of share-based compensation related to these options, BioSteel used the Black-Scholes option pricing model to establish the fair value of options on their measurement date. The Company recorded $839 of share-based compensation expense related to the BioSteel options during the year ended March 31, 2022 with a corresponding increase in noncontrolling interest (year ended March 31, 2021 – $1,169, March 31, 2020 – $489).

RIV Capital Inc. (“RIV Capital”) share-based payments

For the period from April 1, 2020 to February 23, 2021, the Company recorded $2,659 in share-based compensation expense related to its former subsidiary, RIV Capital (year ended March 31, 2020 – $6,857). As described in Note 6, the Company disposed of its investment in RIV Capital on February 23, 2021.

22. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income includes the following components:

	Foreign currency translation adjustments	Changes of own credit risk of financial liabilities	Accumulated other comprehensive income (loss)
As at March 31, 2019	$41,225	$(47,130)	$(5,905)
Other comprehensive income	85,498	175,260	260,758
Income tax expense	-	(33,954)	(33,954)
As at March 31, 2020	126,723	94,176	220,899
Other comprehensive loss	(154,969)	(100,170)	(255,139)
As at March 31, 2021	(28,246)	(5,994)	(34,240)
Disposal of consolidated entities	16,130	-	16,130
Other comprehensive income (loss)	(45,352)	21,180	(24,172)
As at March 31, 2022	$(57,468)	$15,186	$(42,282)

23. NONCONTROLLING INTERESTS

The net change in the noncontrolling interests is as follows:

	RIV Capital	Vert Mirabel	BioSteel	Other	Total
As at March 31, 2019	$280,012	$2,422	$-	$3,051	$285,485
Comprehensive (loss) income	(77,313)	12,930	(1,731)	-	(66,114)
Net (loss) income loss attributable to redeemable noncontrolling interest	-	(8,220)	1,731	-	(6,489)
Share-based compensation	6,857	-	489	-	7,346
Ownership changes	1,530	-	-	-	1,530
As at March 31, 2020	211,086	7,132	489	3,051	221,758
Comprehensive income (loss)	94,532	(14,261)	(6,171)	-	74,100
Net loss attributable to redeemable noncontrolling interest	-	11,906	6,171	-	18,077
Share-based compensation	2,659	-	1,169	-	3,828
Ownership changes	(308,527)	(4,777)	-	-	(313,304)
Warrants	250	-	-	-	250
As at March 31, 2021	-	-	1,658	3,051	4,709
Comprehensive loss	-	(3,165)	(13,932)	(1,207)	(18,304)
Net loss attributable to redeemable noncontrolling interest	-	3,165	13,932	-	17,097
Share-based compensation	-	-	839	-	839
Ownership changes	-	-	-	-	-
Warrants	-	-	-	-	-
As at March 31, 2022	$-	$-	$2,497	$1,844	$4,341

1 Refer to Note 6 for information regarding the completion of the plan of arrangement with RIV Capital.

24.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value measurements are made using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value:

•	Level 1 - defined as observable inputs such as quoted prices in active markets;
•	Level 2 - defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
•	Level 3 - defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

The following table represents our financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair value measurement using
	Quoted prices	Significant
	prices in	other	Significant
	active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2022
Assets:
Short-term investments	$595,651	$-	$-	$595,651
Restricted short-term investments	12,216	-	-	12,216
Other financial assets	490	-	787,816	788,306
Liabilities:
Convertible senior notes	-	563,958	-	563,958
Liability arising from Acreage Arrangement	-	-	47,000	47,000
Warrant derivative liability	-	-	26,920	26,920
Other liabilities	-	-	70,066	70,066

March 31, 2021
Assets:
Short-term investments	$1,144,563	$-	$-	$1,144,563
Restricted short-term investments	11,332	-	-	11,332
Other financial assets	254	-	700,728	700,982
Liabilities:
Convertible senior notes	-	687,414	-	687,414
Liability arising from Acreage Arrangement	-	-	600,000	600,000
Warrant derivative liability	-	-	615,575	615,575

See Note 5 for further details regarding the abandonment and impairment of long-lived assets as a result of the Company’s restructuring of its global operations and its annual impairment testing for the years ended March 31, 2022, 2021 and 2020.

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

The following table summarizes the valuation techniques and significant unobservable inputs in the fair value measurement of significant level 3 financial instruments:

Financial asset / financial liability	Valuation techniques	Significant unobservable inputs	Relationship of unobservable inputs to fair value
Acreage financial instrument	Probability weighted expected return model	Probability of each scenario	Change in probability of occurrence in each scenario will result in a change in fair value
		Number of common shares to be issued	Increase or decrease in value and number of common shares will result in a decrease or increase in fair value
		Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
		Estimated premium on US legalization	Increase or decrease in estimated premium on US legalization will result in an increase or decrease in fair value
		Control premium	Increase or decrease in estimated control premium will result in an increase or decrease in fair value
		Market access premium	Increase or decrease in estimated market access premium will result in an increase or decrease in fair value
TerrAscend Exchangeable Shares, TerrAscend Option	Put option pricing model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
Hempco Debenture	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
TerrAscend warrants - October 2019, March 2020	Black-Sholes option pricing model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
TerrAscend warrants - December 2020	Monte Carlo simulation model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
Arise Bioscience term loan, TerrAscend Canada term loan -	Discounted cash flow	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
October 2019, March 2020		Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
Wana financial instrument - Call Option	Discounted cash flow	Expected future Wana cash flows	Increase or decrease in expected future Wana cash flows will result in an increase or decrease in fair value
		Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
Wana financial instrument - Deferred Payments	Monte Carlo simulation model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
		Volatility of Wana	Increase or decrease in volatility will result in an increase or decrease in fair value
Warrant derivative liability	Monte Carlo simulation model	Volatility of Canopy Growth share price	Increase or decrease in volatility will result in an increase or decrease in fair value
BioSteel redeemable noncontrolling interest	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
		Expected future BioSteel cash flows	Increase or decrease in expected future BioSteel cash flows will result in an increase or decrease in fair value
Vert Mirabel redeemable noncontrolling interest	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
		Future wholesale price and production levels	Increase or decrease in future wholesale price and production levels will result in an increase or decrease in fair value

25. REVENUE

Revenue is dissaggregated as follows:

	Years ended
	March 31,	March 31,	March 31,
	2022	2021	2020
Canadian recreational cannabis net revenue
Business-to-business[1]	$143,732	$163,585	$121,605
Business-to-consumer	61,570	66,016	52,044
	205,302	229,601	173,649
Canadian medical cannabis net revenue[2]	52,608	55,448	51,647
	257,910	285,049	225,296
International and other revenue
C3	36,113	62,335	53,770
Other	43,193	31,296	15,869
	79,306	93,631	69,639
Global cannabis net revenue	337,216	378,680	294,935

Other consumer products
Storz & Bickel	85,410	80,998	48,329
This Works	32,296	33,314	24,725
BioSteel	44,626	28,530	4,589
Other	20,777	25,127	26,194
Other consumer products revenue	183,109	167,969	103,837

Net revenue	$520,325	$546,649	$398,772

1Canadian recreational business-to-business net revenue reflects excise taxes of $56,666 (year ended March 31, 2021 - $54,928, and year ended March 31, 2020 - $35,649).

2Canadian medical cannabis net revenue reflects excise taxes of $5,227 (year ended March 31, 2021 - $5,621, and year ended March 31, 2020 - $5,205).

The Company recognizes variable consideration related to estimated future product returns and price adjustments as a reduction of the transaction price at the time revenue for the corresponding product sale is recognized. Net revenue reflects actual returns and variable consideration related to estimated returns and price adjustments in the amount of $21,464 for the year ended March 31, 2022 (year ended March 31, 2021 – $23,935, and year ended March 31, 2020 – $51,500). As of March 31, 2022, the liability for estimated returns and price adjustments was $3,437 (March 31, 2021 – $6,441).

26.  PHARMHOUSE

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

PharmHouse Financial Guarantee

Prior to February 23, 2021, PharmHouse had entered into a syndicated credit agreement (as amended, the “PharmHouse Credit Agreement”) with a number of Canadian banks (the “PharmHouse Lenders”) to provide PharmHouse with a committed, non-revolving credit facility (the “PharmHouse Credit Facility”) with a maximum principal amount of $90,000, which was fully drawn. The obligations of PharmHouse under the PharmHouse Credit Facility were secured by guarantees of RIV Capital and RCC, and a pledge by RCC of all of the shares of PharmHouse held by it (the “PharmHouse Financial Guarantee”). Accordingly, if PharmHouse was unable to generate sufficient cash flows to service its obligations pursuant to the PharmHouse Credit Facility, RIV Capital and RCC were required to compensate the PharmHouse Lenders for their loss incurred on the PharmHouse Credit Facility. The PharmHouse Credit Agreement also contains other covenants applicable to RIV Capital and RCC.

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

As at February 23, 2021, the Company estimated the current expected credit loss related to its contingent obligation under the PharmHouse Financial Guarantee to be $32,500, and recognized a financial liability for this amount in the consolidated balance sheet (March 31, 2020 – $nil). Upon completion of the RIV Arrangement on February 23, 2021, this liability was derecognized from the Company’s consolidated balance sheet. During the year ended March 31, 2021, the Company recognized an associated current expected credit loss of $32,500 in net income (loss) (year ended March 31, 2020 – $nil).

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

As a result of the PharmHouse Recoverability Assessment described above, the Company recognized a current expected credit loss of $32,500 in the year ended March 31, 2021, related to its contingent obligation under the PharmHouse Financial Guarantee that existed prior to the completion of the RIV Arrangement on February 23, 2021 and the resulting derecognition of RIV Capital’s consolidated assets and liabilities. The Company also concluded that the following amounts, as described above, may not be recoverable: (i) $9,300 advanced pursuant to DIP Financing; (ii) $40,000 advanced under the shareholder loan agreement; (iii) $2,450 advanced under the secured demand promissory note; (iv) $1,206 advanced under the unsecured demand promissory note; and (v) $8,989 in interest receivable in relation to these financial instruments. Additionally, it was determined that certain advances in the amount of $15,000 provided to PharmHouse by the Company may not be recoverable, and costs of $35 were incurred associated with the Restructuring in the year ended March 31, 2021. Accordingly, the Company recorded expected credit losses on financial assets and related charges of $109,480 for the year ended March 31, 2021 (year ended March 31, 2020 – $nil).

PharmHouse equity method investment

As at February 23, 2021, RCC owned 10,998,660 common shares of PharmHouse (March 31, 2020 – 10,998,660 common shares), representing a 49% equity interest on a non-diluted basis. RCC had not yet received any distributions on account of its common share investment in PharmHouse.

As a result of the PharmHouse Recoverability Assessment described above, the Company determined that there was an other-than-temporary-impairment and recognized an impairment charge for the full amount of its equity method investment of $32,369.

27. OTHER INCOME (EXPENSE), NET

Other income (expense), net is dissaggregated as follows:

	Years ended
	March 31,	March 31,	March 31,
	2022	2021	2020
Fair value changes on other financial assets	(356,109)	$435,107	$(243,965)
Fair value changes on liability arising from Acreage Arrangement	553,000	(399,849)	(645,190)
Fair value changes on convertible senior notes	76,776	(162,540)	184,740
Fair value changes on warrant derivative liability	588,655	(293,084)	795,149
Fair value changes on acquisition related contingent consideration and other	4,417	39,608	12,293
Interest income	6,601	21,367	66,327
Interest expense	(103,944)	(8,459)	(6,716)
Foreign currency gain (loss)	5,415	(18,013)	(1,245)
(Loss) gain on disposal/acquisition of consolidated entity	(6,762)	634	61,775
Other income (expense), net	(14,708)	(2,647)	1,161
	$753,341	$(387,876)	$224,329

28. INCOME TAXES

Net loss before income taxes was generated as follows:

	Years ended
	March 31,	March 31,	March 31,
	2022	2021	2020
Domestic - Canada	$(163,888)	$(1,611,210)	$(1,167,000)
Foreign - outside of Canada	(165,545)	(72,751)	(342,054)
	$(329,433)	$(1,683,961)	$(1,509,054)

The income tax recovery consists of the following:

	Years ended
	March 31,	March 31,	March 31,
	2022	2021	2020
Current
Domestic - Canada	$895	$(19,318)	$(12,342)
Foreign - outside of Canada	1,476	(2,091)	(4,356)
	$2,371	$(21,409)	$(16,698)
Deferred
Domestic - Canada	$6,353	$36,505	$78,624
Foreign - outside of Canada	224	(1,955)	59,688
	6,577	34,550	138,312
Income tax recovery	$8,948	$13,141	$121,614

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

A reconciliation of the amount of income taxes reflected above compared to the expected income taxes calculated at the combined Canadian federal and provincial enacted statutory tax rate of 26.5% for each of the three years ended March 31, 2022, 2021 and 2020 is as follows:

	Years ended
	March 31,	March 31,	March 31,
	2022	2021	2020
Net loss before income taxes	$(329,433)	$(1,683,961)	$(1,509,054)
Expected tax rate	26.5%	26.5%	26.5%
Expected income tax recovery	87,300	446,250	399,899
Non-deductible and non-taxable items	17,557	81,883	22,947
Fair value changes on Acreage Arrangement	146,545	(105,960)	(170,975)
Fair value changes on warrant derivative liability	155,964	(77,663)	210,715
Share-based compensation	(9,908)	(21,121)	(84,873)
Change in valuation allowance	(361,283)	(358,964)	(215,975)
Effect of tax rates outside of Canada	8,459	10,870	(3,248)
Non-taxable portion of capital gains and losses	(38,440)	38,705	(34,961)
Other	2,754	(859)	(1,915)
Income tax recovery	$8,948	$13,141	$121,614

Current income taxes payable in the amount of $1,927 (March 31, 2021 – $5,267) is included in accounts payable and current income taxes receivable in the amount of $6,018 (March 31, 2021 – $5,259) is included in other accounts receivable.

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

Significant components of deferred income tax assets (liabilities) consist of the following:

	Years ended
	March 31,	March 31,
	2022	2021
Deferred income tax assets
Property, plant and equipment	$78,023	$74,603
Intangible assets	671	5,063
Inventory reserves and write-downs	40,324	39,893
Other reserves and accruals	5,939	7,957
Losses carried forward	917,283	608,002
Equity method investments and other financial assets	10,512	14,900
Deferred financing costs	2,740	3,587
Other	5,635	6,226
Gross deferred income tax assets	1,061,127	760,231
Valuation allowances	(1,039,130)	(677,847)
Total deferred income tax assets, net	$21,997	$82,384

Deferred income tax liabilities
Property, plant and equipment	$(4,182)	$(25,864)
Intangible assets	(29,832)	(43,449)
Equity method investments and other financial assets	-	(31,176)
Deferred financing costs	(3,353)	(2,785)
Other	(621)	(489)
Total deferred income tax liabilities	(37,988)	(103,763)
Net deferred income tax assets (liabilities)	$(15,991)	$(21,379)

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

As at March 31, 2022, the Company had temporary differences associated with investments in foreign subsidiaries for which no deferred income tax liabilities have been recognized, as the Company is able to control the timing of the reversal of these temporary differences and material undistributed earnings are considered permanently invested. Determination of the amount of the unrecognized deferred income tax liability is not practicable due to the inherent complexity of the multi-jurisdictional operations of the Company.

As at March 31, 2022 the Company has the following losses carried forward available to reduce future years' taxable income, which losses expire as follows:

Expiring within 5 years	$-
Expiring between 5 and 10 years	1,031
Expiring between 10 and 15 years	156,420
Expiring between 15 and 20 years	2,394,542
Indefinite	377,120
$2,929,113

Total in Canada	$2,547,844
Total in United States	278,458
Total in Europe	55,440
Total in other jurisdictions	47,371
$2,929,113

Total operating losses	$2,929,113
Total capital losses (carried forward indefinitely)	892,360
$3,821,473

29.  ACQUISITIONS

(a) Year ended March 31, 2022

The following table summarizes the consolidated balance sheet impact at acquisition of the Company’s business combinations that occurred in the year ended March 31, 2022.

	Ace	Supreme
	Valley	Cannabis
	(i)	(ii)	Other	Total
Cash and cash equivalents	$1,544	$41,306	$1,227	$44,077
Inventory	878	33,426	362	34,666
Other current assets	2,249	14,791	335	17,375
Property, plant and equipment	105	187,407	1,510	189,022
Intangible assets
Brands	14,000	22,800	-	36,800
Distribution channel	-	3,500	-	3,500
Operating licenses	-	24,400	2,000	26,400
Goodwill	39,152	58,842	7,329	105,323
Accounts payable and other accrued expenses and liabilities	(1,724)	(12,935)	(30)	(14,689)
Debt and other liabilities	-	(88,324)	(1,037)	(89,361)
Deferred income tax liabilities	(1,899)	(5,545)	(540)	(7,984)
Net assets acquired	$54,305	$279,668	$11,156	$345,129

Consideration paid in cash	$51,836	$84	$7,104	$59,024
Consideration paid in shares	-	260,668	4,052	264,720
Replacement options	-	629	-	629
Replacement warrants	-	13,350	-	13,350
Other consideration	2,469	4,937	-	7,406
Total consideration	$54,305	$279,668	$11,156	$345,129

Consideration paid in cash	$51,836	$84	$7,104	$59,024
Less: Cash and cash equivalents acquired	(1,544)	(41,306)	(1,227)	(44,077)
Net cash outflow (inflow)	$50,292	$(41,222)	$5,877	$14,947

The table above summarizes the fair value of the consideration given and the fair values assigned to the assets acquired and liabilities assumed for each acquisition. Goodwill arose in these acquisitions because the cost of acquisition included a control premium. In addition, the consideration paid for the combination reflected the benefit of expected revenue growth and future market development. These benefits were not recognized separately from goodwill because they do not meet the recognition criteria for identifiable intangible assets. Except for some of the goodwill arising in respect of the Ace Valley and Supreme Cannabis acquisition, none of the goodwill arising on these acquisitions is expected to be deductible in the computation of income for tax purposes.

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

In the year ended March 31, 2022, the Company finalized the purchase price allocation to the individual assets acquired and liabilities assumed using the acquisition method.

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

(b) Acquisitions completed in the year ended March 31, 2021

There were no acquisitions during the year ended March 31, 2021.

(c) Acquisitions completed in the year ended March 31, 2020

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

(i) C3

On April 30, 2019, the Company acquired 100% of the shares of C3 for total cash consideration of $345,699. C3 is a European based biopharmaceutical company that develops, manufactures and commercializes natural and synthetic cannabinoid based active ingredients. In connection with the acquisition, the Company entered into a five-year cooperation agreement with the former majority shareholder of C3, for which the Company paid $7,804. This amount will be expensed ratably over the contract term.

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

The shares not purchased by the Company will be retained by certain current shareholders and management for a period of up to 5 years (the “Rollover Shareholders”). On the third anniversary of the closing Canopy Growth will have a right to purchase, and the Rollover Shareholders will have a right to sell one half of the remaining interest held by the Rollover Shareholders to Canopy Growth at a specified valuation based on a multiple of BioSteel’s net revenue. On the fifth anniversary of the closing Canopy Growth will have a right to purchase, and the Rollover Shareholders will have a right to sell the balance of the remaining interest held by the Rollover Shareholders to Canopy Growth at a valuation to be mutually agreed upon by the parties. The call and put options represent redeemable noncontrolling interest (“BioSteel Redeemable NCI”) and is recorded at fair value on initial recognition. See Note 19 for a continuity of the BioSteel Redeemable NCI. See Note 24 for additional details on how the fair value is calculated.

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

Cash consideration for this transaction was $58,336 of which $45,098 was advanced on closing, $8,750 was paid during October 2020, and $5,861 was paid on October 1, 2021 and has a fair value of $5,746.

Consideration also included 155,565 replacement options. The fair value of the replacement options was determined using a Black-Scholes model and $1,885 of the total fair value has been included as consideration paid to acquire BCT as it related to pre-combination vesting service and $1,987 of the fair value will be recognized as share-based compensation expense ratably over the post-combination vesting period.

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

(d) More Life

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

As consideration for the 60% interest in More Life, certain entities that are controlled by Drake granted More Life the right to exclusively exploit certain intellectual property and brands in association with the growth, manufacture, production, marketing and sale of cannabis and cannabis-related products, accessories, merchandise and paraphernalia in Canada and internationally. More Life sublicensed such rights in Canada to Canopy Growth in exchange for royalty payments. On November 7, 2019, Canopy Growth recorded an intangible asset equal to the present value of the agreed minimum royalty payments. As part of the Company’s restructuring of its global operations in the year ended March 31, 2020, the Company recognized an impairment charge related to the remaining intangible assets in the amount of $32,717. The Company and More Life agreed to terminate the sublicense agreement between the two parties as of March 1, 2021, and as a result the Company derecognized the remaining minimum royalty obligations owing to More Life in the amount of $33,681. The difference between the termination payment made by the Company to More Life and the remaining minimum royalty obligations was recorded in asset impairment and restructuring costs; refer to Note 5.

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

30.  C3 DIVESTITURE

On December 15, 2021, the Company entered into an agreement to divest all of its interest in C3 to a European pharmaceutical company headquartered in Germany. C3 develops and manufactures cannabinoid-based pharmaceutical products for distribution in Germany and certain other European countries.

The C3 Divestiture was completed on January 31, 2022, pursuant to which the Company received a cash payment of $128,316 (€88,698), inclusive of cash, working capital and debt adjustments. The Company will also be entitled to an earnout payment of up to €42,600, subject to the achievement of certain milestones by C3.

Following the C3 Divestiture, the Company no longer controls C3 and the Company derecognized the assets and liabilities of C3 from these consolidated financial statements at their carrying amounts, including $53,541 of goodwill allocated to the C3 reporting unit. The derecognized assets and liabilities on January 31, 2022, were as follows:

Current assets[1]	$44,568
Property, plant and equipment	9,216
Intangible assets	15,548
Goodwill	53,541
Current liabilities	(3,089)
Deferred income tax liabilities	(6,029)
Cumulative translation adjustment	19,178
Net assets disposed	$132,933

Consideration received in cash	$128,316
Future cash consideration	7,233
Costs to sell	(1,153)
Total consideration	$134,396

Gain on disposal of consolidated entity	$1,463

1 Included in current assets is $19,338 of cash.

The gain calculated on the derecognition of C3’s assets and liabilities is the difference between the carrying amounts of the derecognized assets and liabilities, inclusive of any cumulative translation adjustment amounts, and the fair value of consideration received, net of costs to sell.

31. ACREAGE ARRANGEMENT AND AMENDMENTS TO CBI INVESTOR RIGHTS AGREEMENT AND WARRANTS

Acreage Arrangement

On September 23, 2020, the Company and Acreage Holdings, Inc. (“Acreage”) entered into a second amendment (the “Acreage Amending Agreement”) to the arrangement agreement (the “Acreage Arrangement Agreement”) and plan of arrangement (the “Original Acreage Arrangement”) between the Company and Acreage dated April 18, 2019, as amended on May 15, 2019. In connection with the Acreage Amending Agreement, the Company and Acreage implemented an amended and restated plan of arrangement (the “Acreage Amended Arrangement”) on September 23, 2020. Pursuant to the terms of the Original Acreage Arrangement, shareholders of Acreage and holders of certain securities convertible into the existing Acreage subordinated voting shares as of June 26, 2019, received an immediate aggregate total payment of US$300,000 ($395,190) in exchange for granting Canopy Growth both the right and the obligation to acquire all of the issued and outstanding shares of Acreage following the occurrence or waiver of changes in U.S. federal law to permit the general cultivation, distribution, and possession of marijuana or to remove the regulation of such activities from the federal laws of the United States (the “Triggering Event”) and subject to the satisfaction or waiver of the conditions set out in the Acreage Arrangement Agreement.

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

At March 31, 2022, the right and the obligation (the “Acreage financial instrument”) to acquire the Fixed Shares represents a financial liability of $47,000 (March 31, 2021 – $600,000), as the estimated fair value of the Acreage business is less than the estimated fair value of the consideration to be provided upon the exercise of the Acreage financial instrument. Fair value changes on the Acreage financial instrument are recognized in other income (expense), net; see Note 27. The fair value determination includes a high degree of subjectivity and judgment, which results in significant estimation uncertainty. See Note 24 for additional details on how the fair value of the Acreage financial instrument is calculated on a recurring basis. From a measurement perspective, the Company has elected the fair value option under ASC 825.

In connection with the Acreage Amended Arrangement, on September 23, 2020, an affiliate of the Company advanced US$50,000 ($66,995) to Universal Hemp, LLC, a wholly owned subsidiary of Acreage (“Acreage Hempco”) pursuant to a secured debenture (“Hempco Debenture”). In accordance with the terms of the Hempco Debenture, the funds advanced to Acreage Hempco cannot be used, directly or indirectly, in connection with or for any cannabis or cannabis-related operations in the United States, unless and until such operations comply with all applicable laws of the United States. The Hempco Debenture bears interest at a rate of 6.1% per annum and matures on September 23, 2030, or such earlier date in accordance with the terms of the Hempco Debenture. All interest payments made pursuant to the Hempco Debenture are payable in cash by Acreage Hempco. The Hempco Debenture is not convertible and is not guaranteed by Acreage.

The amount advanced on September 23, 2020 pursuant to the Hempco Debenture has been recorded in other financial assets (see Note 12), and the Company has elected the fair value option under ASC 825 (see Note 24). At March 31, 2022, the estimated fair value of the Hempco Debenture issued to an affiliate of the Company by Acreage Hempco was $28,824 (March 31, 2021 – $27,448), measured using a discounted cash flow model (see Note 24). Refer to Note 12 for details on fair value changes, foreign currency translation adjustment, and interest received. An additional US$50,000 may be advanced pursuant to the Hempco Debenture subject to the satisfaction of certain conditions by Acreage Hempco.

Amendment to the CBI Investor Rights Agreement and warrants

On April 18, 2019, certain wholly owned subsidiaries of CBI and Canopy Growth entered into a second amended and restated investor rights agreement and a consent agreement. In connection with these agreements, on June 27, 2019, Canopy Growth (i) extended the term of the first tranche of warrants, which allow CBI to acquire 88.5 million additional shares of Canopy Growth for a fixed price of $50.40 per share (the “Tranche A Warrants”), to November 1, 2023; and (ii) replaced the second tranche of warrants with two new tranches of warrants (the “Tranche B Warrants” and the “Tranche C Warrants”) as follows:

•	the Tranche B Warrants are exercisable to acquire 38.5 million common shares at a price of C$76.68 per common share; and
•	the Tranche C Warrants are exercisable to acquire 12.8 million common shares at a price equal to the 5-day volume-weighted average price of the common shares immediately prior to exercise.

In connection with the Tranche B Warrants and the Tranche C Warrants, Canopy Growth will provide CBI with a share repurchase credit of up to $1.583 billion on the aggregate exercise price of the Tranche B Warrants and Tranche C Warrants in the event that Canopy Growth does not purchase for cancellation the lesser of (i) 27,378,866 common shares; and (ii) common shares with a value of $1.583 billion, during the period commencing on April 18, 2019 and ending on the date that is 24 months after the date that CBI exercises all of the Tranche A Warrants. The share repurchase credit feature is accounted for as a derivative liability, with the fair value continuing to be $nil at March 31, 2022.

The modifications to the Tranche A Warrants resulted in them meeting the definition of a derivative instrument under ASC 815 - Derivatives and Hedging (“ASC 815”). They continue to be classified in equity as the number of shares and exercise price were both fixed at inception.

The Tranche B Warrants are accounted for as derivative instruments (the “warrant derivative liability”) measured at fair value in accordance with ASC 815. At March 31, 2022, the fair value of the warrant derivative liability was $26,920 (March 31, 2021 – $615,575), and fair value changes are recognized in other income (expense), net; see Note 27. See Note 24 for additional details on how the fair value of the warrant derivative liability is calculated on a recurring basis.

The Tranche C Warrants are accounted for as derivative instruments, with the fair value continuing to be $nil at March 31, 2022.

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

Balance sheet location

A summary of lease right-of-use assets and liabilities are as follows:

	March 31,	March 31,
	2022	2021
Property, plant and equipment
Operating lease	$39,571	$47,522
Finance lease	34,333	39,427
	$73,904	$86,949
Other current liabilities:
Operating lease	$11,752	$11,491
Finance lease	26,283	30,570
Other long-term liabilities:
Operating lease	58,031	62,285
Finance lease	43,094	31,879
	$139,160	$136,225

Lease expense

The components of total lease expense are as follows:

	Years ended
	March 31,	March 31,
	2022	2021
Operating lease expense	$5,245	$10,846
Finance lease expense:
Amortization of right-of-use assets	3,883	2,303
Interest on lease liabilities	1,667	1,674
	$10,795	$14,823

Lease maturities

As of March 31, 2022, the minimum payments due for lease liabilities for each of the five succeeding fiscal years and thereafter are as follows:

	Operating Leases	Finance Leases
2023	$12,004	$8,023
2024	11,402	8,116
2025	10,923	8,200
2026	9,892	38,476
2027	9,525	3,388
Thereafter	17,761	6,262
Total lease payments	$71,507	$72,465
Less: Interest	1,724	3,088
Total lease liabilities	$69,783	$69,377

As of March 31, 2022, we have additional operating leases that have not yet commenced with immaterial aggregated minimum payments on an undiscounted basis.

Supplemental information

	Years ended
	March 31,	March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,905	$18,792
Operating cash flows from finance leases	1,667	1,674
Financing cash flows from finance leases	1,494	2,303

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$9,019	$13,592
Finance leases	3,720	1,428

	March 31,	March 31,
	2022	2021
Weighted-average remaining lease term:
Operating leases	6	7
Finance leases	4	4

Weighted-average discount rate
Operating leases	4.50%	4.50%
Finance leases	4.50%	4.50%

33. RELATED PARTY

Year ended March 31, 2022

There were no reportable related party transactions in the year ended March 31, 2022.

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

34. COMMITMENTS

The Company has entered into agreements in which it has committed to purchase a minimum amount of inventory, pay a minimum amount of royalty expenses, incur expenditures for property, plant and equipment and procure various other goods or services. The following summarizes the Company’s annual minimum commitments associated with its contractual agreements as of March 31, 2022. This amount excludes the Company’s debt and lease related commitments which are disclosed elsewhere in Notes 17 and 32, respectively in these consolidated financial statements.

2023	$130,453
2024	72,653
2025	33,641
2026	24,347
2027	16,936
Thereafter	57,773
$335,803

35. SEGMENTED INFORMATION

Reportable segments

Prior to the fourth quarter of the year ended March 31, 2021, the Company had the following two operating segments, which were also its reportable segments: (i) cannabis, hemp, and other consumer products; and (ii) RIV Capital. Following the completion of the RIV Arrangement in February 2021 (refer to Note 6) and the completion of restructuring actions in the third and fourth quarters of the year ended March 31, 2021, associated with the end-to-end review of the Company’s operations (refer to Note 5), the Company changed the structure of its internal management financial reporting. Accordingly, in the fourth quarter of the year ended March 31, 2021, the Company began reporting its financial results for the following two operating segments, which are also its reportable segments: (i) global cannabis; and (ii) other consumer products. These segments reflect how the Company’s operations are managed, how the Company’s Chief Executive Officer, who is the chief operating decision maker (“CODM”), allocates resources and evaluates performance, and how the Company’s internal management financial reporting is structured.

The Company’s global cannabis segment encompasses the production, distribution, and sale of a diverse range of cannabis and cannabinoid-based consumer products in Canada and internationally pursuant to applicable international and domestic legislation, regulations and permits. The Company’s other consumer products segment comprises the production, distribution, and sale of consumer products, including (i) Storz & Bickel vaporizers; (ii) This Works beauty, skincare, wellness and sleep products; (iii) BioSteel sports nutrition beverages, mixes, protein, gum and mints; and (iv) other revenue sources. The Company’s CODM evaluates the performance of these two segments focusing on (i) segment net revenue, and (ii) segment gross margin and gross margin percentage as the measure of segment profit or loss. Accordingly, information regarding segment net revenue and segment gross margin for the year ended March 31, 2020 comparative period has been recast to reflect the aforementioned change in reportable segments.

The accounting policies of each segment are the same as those disclosed in the summary of significant accounting policies in Note 3.

	Years ended
	March 31,	March 31,	March 31,
	2022	2021	2020
Segmented net revenue
Global cannabis	$337,216	$378,680	$294,935
Other consumer products	183,109	167,969	103,837
	$520,325	$546,649	$398,772
Segmented gross margin:
Global cannabis	$(251,235)	$7,045	$(76,836)
Other consumer products	58,181	59,915	45,152
	(193,054)	66,960	(31,684)
Selling, general and administrative expenses	472,756	575,389	693,737
Share-based compensation	47,525	91,149	320,276
Expected credit losses on financial assets and relates charges	-	109,480	-
Asset impairment and restructuring costs	369,339	534,398	623,266
Operating loss	(1,082,674)	(1,243,456)	(1,668,963)
Loss from equity method investments	(100)	(52,629)	(64,420)
Other income (expense), net	753,341	(387,876)	224,329
Loss before incomes taxes	$(329,433)	$(1,683,961)	$(1,509,054)

Asset information by segment is not provided to, or reviewed by, the Company’s CODM as it is not used to make strategic decisions, allocate resources, or assess performance.

Entity-wide disclosures

Disaggregation of net revenue by geographic area:

	Years ended
	March 31,	March 31,	March 31,
	2022	2021	2020
Canada	$296,369	$329,172	$256,166
Germany	90,874	116,379	93,945
United States	82,080	64,926	24,568
Other	51,002	36,172	24,093
	$520,325	$546,649	$398,772

Disaggregation of long-lived tangible assets by geographic area:

	March 31,	March 31,
	2022	2021
Canada	$827,591	$847,678
United States	63,247	143,747
Other	51,942	83,112
	$942,780	$1,074,537

For the year ended March 31, 2022, one customer represented more than 10% of the Company’s net revenue (years ended March 31, 2021 and 2020, none and one, respectively).

36.  SUBSEQUENT EVENTS

Plan to Acquire Jetty

On May 18, 2022, the Company and Lemurian, Inc. (“Jetty”), a California-based producer of high-quality cannabis extracts and clean vape technology, announced that they entered into definitive agreements (the “Jetty Agreements”) providing Canopy Growth, by way of a wholly-owned subsidiary, the right to acquire, upon federal permissibility of THC in the U.S. or earlier at our election, up to 100% of the outstanding capital stock of Jetty.

Under the Jetty Agreements, the Company will make aggregate upfront payments in the amount of approximately US$69,000, payable through a combination of cash and Canopy Growth common shares, a majority of which will be in Canopy Growth common shares, in exchange for approximately 75% of the equity interests in Jetty, subject to certain adjustments. Upon exercise of the rights to acquire up to 100% of the equity interests in Jetty covered by the first option agreement, the Company will make an additional payment pursuant to the terms of the Jetty Agreements, also to be satisfied through a combination of cash and Canopy Growth common shares.

Until such time as the Company elects to exercise its rights to acquire Jetty, the Company will have no direct or indirect economic or voting interests in Jetty, the Company will not directly or indirectly control Jetty, and the Company, on the one hand, and Jetty, on the other hand, will continue to operate independently of one another.