Form 10-Q
period 2022-06-30
Canopy Growth Corp
filed 2022-08-09
CIK 1737927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 5, 2022, there were 479,978,742 common shares of the registrant issued and outstanding.

Unless otherwise noted or the context indicates otherwise, references in this Quarterly Report on Form 10-Q (“Quarterly Report”) to the “Company”, “Canopy Growth”, “we”, “us” and “our” refer to Canopy Growth Corporation, its direct and indirect wholly-owned subsidiaries and, if applicable, its joint ventures and investments accounted for by the equity method; the term “cannabis” means the plant of any species or subspecies of genus Cannabis and any part of that plant, including all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers; and the term “U.S. hemp” has the meaning given to the term “hemp” in the U.S. Agricultural Improvement Act of 2018 (the “2018 Farm Bill”), including hemp-derived cannabidiol (“CBD”).

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

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(in thousands of Canadian dollars, except number of shares and per share data, unaudited)

	June 30, 2022	March 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$769,495	$776,005
Short-term investments	447,620	595,651
Restricted short-term investments	12,177	12,216
Amounts receivable, net	96,626	96,443
Inventory	205,513	204,387
Prepaid expenses and other assets	62,141	52,700
Total current assets	1,593,572	1,737,402
Other financial assets	602,229	800,328
Property, plant and equipment	926,369	942,780
Intangible assets	242,479	252,695
Goodwill	138,419	1,866,503
Other assets	14,459	15,342
Total assets	$3,517,527	$5,615,050

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$64,647	$64,270
Other accrued expenses and liabilities	59,913	75,278
Current portion of long-term debt	193,072	9,296
Other liabilities	86,776	64,054
Total current liabilities	404,408	212,898
Long-term debt	1,264,645	1,491,695
Deferred income tax liabilities	14,658	15,991
Liability arising from Acreage Arrangement	-	47,000
Warrant derivative liability	1,555	26,920
Other liabilities	149,341	190,049
Total liabilities	1,834,607	1,984,553
Commitments and contingencies
Redeemable noncontrolling interest	37,150	36,200
Canopy Growth Corporation shareholders' equity:
Common shares - $nil par value; Authorized - unlimited number of shares; Issued - 417,217,611 shares and 394,422,604 shares, respectively	7,601,570	7,482,809
Additional paid-in capital	2,515,453	2,519,766
Accumulated other comprehensive loss	(21,554)	(42,282)
Deficit	(8,454,214)	(6,370,337)
Total Canopy Growth Corporation shareholders' equity	1,641,255	3,589,956
Noncontrolling interests	4,515	4,341
Total shareholders' equity	1,645,770	3,594,297
Total liabilities and shareholders' equity	$3,517,527	$5,615,050

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in thousands of Canadian dollars, except number of shares and per share data, unaudited)

	Three months ended June 30,
	2022	2021
Revenue	$122,862	$155,423
Excise taxes	12,747	19,214
Net revenue	110,115	136,209
Cost of goods sold	111,507	108,971
Gross margin	(1,392)	27,238
Operating expenses
Selling, general and administrative expenses	103,413	112,574
Share-based compensation	5,439	13,126
Asset impairment and restructuring costs	1,727,985	89,249
Total operating expenses	1,836,837	214,949
Operating loss	(1,838,229)	(187,711)
Loss from equity method investments	-	(100)
Other income (expense), net	(245,578)	580,666
(Loss) income before income taxes	(2,083,807)	392,855
Income tax expense	(3,749)	(2,900)
Net (loss) income	(2,087,556)	389,955
Net loss attributable to noncontrolling interests and redeemable noncontrolling interest	(4,408)	(2,463)
Net (loss) income attributable to Canopy Growth Corporation	$(2,083,148)	$392,418

Basic (loss) earnings per share	$(5.23)	$1.02
Basic weighted average common shares outstanding	398,467,568	384,055,133

Diluted (loss) earnings per share	$(5.23)	$0.84
Diluted weighted average common shares outstanding	398,467,568	404,546,243

Comprehensive (loss) income:
Net (loss) income	$(2,087,556)	$389,955
Other comprehensive income (loss), net of income tax effect
Fair value changes of own credit risk of financial liabilities	27,060	660
Foreign currency translation	758	(27,938)
Total other comprehensive income (loss), net of income tax effect	27,818	(27,278)
Comprehensive (loss) income	(2,059,738)	362,677
Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interest	(4,408)	(2,463)
Comprehensive (loss) income attributable to Canopy Growth Corporation	$(2,055,330)	$365,140

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of Canadian dollars, unaudited)

		Additional paid-in capital				Accumulated
	Common shares	Share-based reserve	Warrants	Ownership changes	Redeemable noncontrolling interest	other comprehensive income (loss)	Deficit	Noncontrolling interests	Total
Balance at March 31, 2022	$7,482,809	$492,041	$2,581,788	$(509,723)	$(44,340)	$(42,282)	$(6,370,337)	$4,341	$3,594,297
Cumulative effect from adoption of ASU 2020-06	-	4,452	-	-	-	-	(729)	-	3,723
Other issuances of common shares and warrants	59,013	-	-	-	-	-	-	-	59,013
Exercise of Omnibus Plan stock options	1,282	(1,072)	-	-	-	-	-	-	210
Share-based compensation	-	5,265	-	-	-	-	-	-	5,265
Issuance and vesting of restricted share units	7,600	(7,600)	-	-	-	-	-	-	-
Changes in redeemable noncontrolling interest	-	-	-	-	(5,358)	-	-	4,408	(950)
Ownership changes relating to noncontrolling interests	-	-	-	-	-	-	-	174	174
Settlement of convertible senior notes	50,866	-	-	-	-	(7,090)	-	-	43,776
Comprehensive income (loss)	-	-	-	-	-	27,818	(2,083,148)	(4,408)	(2,059,738)
Balance at June 30, 2022	$7,601,570	$493,086	$2,581,788	$(509,723)	$(49,698)	$(21,554)	$(8,454,214)	$4,515	$1,645,770

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

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of Canadian dollars, unaudited)

	Three months ended June 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(2,087,556)	$389,955
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	15,129	17,116
Amortization of intangible assets	6,722	8,016
Share of loss on equity method investments	-	100
Share-based compensation	5,439	13,126
Asset impairment and restructuring costs	1,726,877	81,709
Income tax expense	3,749	2,900
Non-cash fair value adjustments and charges related to settlement of convertible senior notes	213,610	(600,922)
Change in operating assets and liabilities, net of effects from purchases of businesses:
Amounts receivable	(183)	(4,946)
Inventory	(1,126)	(18,158)
Prepaid expenses and other assets	(9,555)	(8,804)
Accounts payable and accrued liabilities	(15,549)	(9,644)
Other, including non-cash foreign currency	1,928	(36,228)
Net cash used in operating activities	(140,515)	(165,780)
Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(2,293)	(20,279)
Purchases of intangible assets	(606)	(833)
Redemption (purchases) of short-term investments	153,996	(346,603)
Net cash proceeds (outflows) on sale of subsidiaries	(475)	10,324
Sale of (investments in) equity method investments	-	56
Investment in other financial assets	(29,205)	-
Net cash outflow on acquisition of subsidiaries	-	(8,857)
Other investing activities	-	(8,367)
Net cash provided by (used in) investing activities	121,417	(374,559)
Cash flows from financing activities:
Proceeds from exercise of stock options	210	3,592
Repayment of long-term debt	(211)	(48,116)
Other financing activities	(1,043)	(444)
Net cash (used in) provided by financing activities	(1,044)	(44,968)
Effect of exchange rate changes on cash and cash equivalents	13,632	(9,506)
Net decrease in cash and cash equivalents	(6,510)	(594,813)
Cash and cash equivalents, beginning of period	776,005	1,154,653
Cash and cash equivalents, end of period	$769,495	$559,840

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of Canadian dollars, unaudited)

	Three months ended June 30,
	2022	2021
Supplemental disclosure of cash flow information
Cash received during the period:
Income taxes	$202	$33
Interest	$3,950	$2,647
Cash paid during the period:
Income taxes	$429	$330
Interest	$25,747	$23,666
Noncash investing and financing activities
Additions to property, plant and equipment	$933	$4,776

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

Certain information and footnote disclosures normally included in the audited annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted or condensed. These condensed interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022 (the “Annual Report”) and have been prepared on a basis consistent with the accounting policies as described in the Annual Report.

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

New accounting policies

Recently Adopted Accounting Pronouncements

Convertible Instruments and Contracts in an Entity’s Own Equity

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40):Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for convertible instruments by removing the separation models for convertible debt instruments and convertible preferred stock with (1) cash conversion features, and (2) beneficial conversion features. In addition, ASU 2020-06 enhances information transparency by making targeted improvements to the disclosures for convertible instruments and earnings-per-share guidance and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions.

The Company adopted the guidance on April 1, 2022, using the modified retrospective approach with the cumulative effect recognized as an adjustment to the opening deficit balance, and, accordingly, prior period balances and disclosures have not been restated. Upon adoption of ASU 2020-06, the Supreme Debentures (as defined below) will be accounted for under the separation model for a substantial premium instead of a beneficial conversion feature resulting in an increased debt discount to be amortized over the life of the instrument. The adoption of this guidance resulted in increased additional paid-in capital by $4,452, decreased long-term debt by $3,723, and decreased accumulated deficit by $729 for non-cash accretion expense prior to April 1, 2022.

3.  ASSET IMPAIRMENT AND RESTRUCTURING COSTS

In the three months ended June 30, 2022, the Company performed a quantitative goodwill impairment assessment for the cannabis operations reporting unit in the global cannabis segment, and recognized impairment losses totaling $1,725,368. Refer to Note 12 for further details.

Additionally, in the three months ended June 30, 2022, the Company recognized incremental costs primarily associated with the restructuring actions completed in the year ended March 31, 2022, including the closure of certain of its Canadian production facilities, and other operational changes initiated in the three months ended March 31, 2022 to (i) implement cultivation-related efficiencies and improvements in the Canadian recreational cannabis business, and (ii) implement a flexible manufacturing platform, including contract manufacturing for certain product formats.

As a result, in the three months ended June 30, 2022, the Company recognized asset impairment and restructuring costs of $1,727,985 (three months ended June 30, 2021 – $89,249).

4.  CASH AND CASH EQUIVALENTS

The components of cash and cash equivalents are as follows:

	June 30,	March 31,
	2022	2022
Cash	$444,776	$470,682
Cash equivalents	324,719	305,323
	$769,495	$776,005

5.  SHORT-TERM INVESTMENTS

The components of short-term investments are as follows:

	June 30,	March 31,
	2022	2022
Term deposits	$261,293	$319,092
Asset-backed securities	18,637	22,253
Government securities	12,544	21,905
Commercial paper and other	155,146	232,401
	$447,620	$595,651

The amortized cost of short-term investments at June 30, 2022 is $447,689 (March 31, 2022 – $599,862).

6.  AMOUNTS RECEIVABLE, NET

The components of amounts receivable, net are as follows:

	June 30,	March 31,
	2022	2022
Accounts receivable, net	$79,106	$78,059
Indirect taxes receivable	8,403	7,524
Interest receivable	4,175	4,406
Other receivables	4,942	6,454
	$96,626	$96,443

Included in the accounts receivable, net balance at June 30, 2022 is an allowance for doubtful accounts of $3,121 (March 31, 2022 – $4,764).

7.  INVENTORY

The components of inventory are as follows:

	June 30,	March 31,
	2022	2022
Raw materials, packaging supplies and consumables	$31,615	$26,821
Work in progress	61,541	65,245
Finished goods	112,357	112,321
	$205,513	$204,387

In the three months ended June 30, 2022, the Company recorded write-downs related to inventory in cost of goods sold of $12,181 (three months ended June 30, 2021 – $6,014).

8.  PREPAID EXPENSES AND OTHER ASSETS

The components of prepaid expenses and other assets are as follows:

	June 30,	March 31,
	2022	2022
Prepaid expenses	$32,974	$23,041
Deposits	9,861	10,145
Prepaid inventory	435	449
Other assets	18,871	19,065
	$62,141	$52,700

9.  OTHER FINANCIAL ASSETS

The following table outlines changes in other financial assets. Additional details on how the fair value of significant investments is calculated are included in Note 21.

					Foreign
		Balance at			currency		Balance at
		March 31,		Fair value	translation		June 30,
Entity	Instrument	2022	Additions	changes	adjustments	Other	2022
Acreage[1]	Option	$-	$-	$60,000	$-	$-	$60,000
TerrAscend Exchangeable Shares	Exchangeable shares	229,000	-	(138,000)	-	-	91,000
TerrAscend Canada - October 2019	Term loan / debenture	10,280	-	(550)	-	-	9,730
TerrAscend Canada - March 2020	Term loan / debenture	49,890	-	(6,060)	-	-	43,830
Arise Bioscience	Term loan / debenture	13,343	-	(1,957)	393	-	11,779
TerrAscend - October 2019	Warrants	3,730	-	(3,210)	-	-	520
TerrAscend - March 2020	Warrants	60,740	-	(47,660)	-	-	13,080
TerrAscend - December 2020	Warrants	3,460	-	(2,540)	-	-	920
TerrAscend	Option	6,300	-	(3,800)	-	-	2,500
Wana	Option	372,343	-	(153,955)	10,957	-	229,345
Jetty	Options	-	90,120	-	274	-	90,394
Acreage Hempco[1]	Debenture	28,824	-	(2,253)	848	-	27,419
Other - at fair value through net income (loss)	Various	10,396	-	(869)	184	-	9,711
Other - classified as held for investment	Loan receivable	12,022	-	-	-	(21)	12,001
		$800,328	$90,120	$(300,854)	$12,656	$(21)	$602,229

1 See Note 26 for information regarding the Acreage Arrangement and Acreage Hempco.

Jetty

On May 17, 2022, the Company and Lemurian, Inc. (“Jetty”) entered into definitive agreements (the “Jetty Agreements”) providing the Company with the right to acquire up to 100% of the outstanding equity interests in Jetty (i) upon the occurrence of changes in U.S. federal law to permit the general cultivation, distribution, and possession of marijuana, or to remove the regulation of such activities from the federal laws of the United States; or (ii) an earlier date at the Company’s sole discretion (the “Jetty Triggering Event”). Jetty is a California-based producer of high-quality cannabis extracts and pioneer of clean vape technology.

The Jetty Agreements are structured as two separate option agreements whereby the Company has the right to acquire up to 100% of the equity interests in Jetty. As consideration for entering into the Jetty Agreements, the Company (i) made an upfront cash payment in the amount of $29,226 (US$22,911), and (ii) issued 8,426,539 common shares with a fair value on closing of $59,123 (US$45,928), for total consideration of $88,349 (collectively, the “Upfront Payment”).

The first option agreement is exercisable in two tranches, with the first tranche providing the Company with the option to acquire 52.78% of Jetty’s equity interests, exercisable following the occurrence of the Jetty Triggering Event. The second tranche provides the Company with the option to acquire 25% of Jetty’s equity interests for their fair market value, subject to certain adjustments. Additionally, the Company expects to make deferred payments (the “Deferred Payments”) computed based on a pre-determined contractual formula. The second option agreement provides the Company with the option to acquire 22.22% of Jetty’s equity interests, exercisable following the occurrence of the Jetty Triggering Event.

Until such time as the Company elects to exercise its rights to acquire Jetty, the Company will have no direct or indirect economic or voting interests in Jetty, the Company will not directly or indirectly control Jetty, and the Company and Jetty will continue to operate independently of one another.

Upon initial recognition, the Company estimated the fair value of the Jetty financial instrument to be $90,120, consisting of (i) the Upfront Payment as noted above; and (ii) the present value of the estimated Deferred Payments, totaling $1,771 (see Note 15).

Any subsequent changes in estimated fair value will be recognized in other income (expense), net. See Note 21 for additional details on how the fair value of the Jetty financial instrument is calculated on a recurring basis.

10.  PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment are as follows:

	June 30,	March 31,
	2022	2022
Buildings and greenhouses	$766,853	$766,931
Production and warehouse equipment	160,294	159,314
Leasehold improvements	69,400	69,304
Office and lab equipment	29,863	29,879
Computer equipment	22,319	22,293
Land	18,964	18,917
Right-of-use-assets
Buildings and greenhouses	89,056	89,228
Production and warehouse equipment	27	55
Assets in process	19,505	19,771
	1,176,281	1,175,692
Less: Accumulated depreciation	(249,912)	(232,912)
	$926,369	$942,780

Depreciation expense included in cost of goods sold for the three months ended June 30, 2022 is $11,074 (three months ended June 30, 2021 – $10,462). Depreciation expense included in selling, general and administrative expenses for the three months ended June 30, 2022 is $4,055 (three months ended June 30, 2021 – $6,654).

11.  INTANGIBLE ASSETS

The components of intangible assets are as follows:

	June 30, 2022		March 31, 2022
	Gross	Net	Gross	Net
	Carrying	Carrying	Carrying	Carrying
	Amount	Amount	Amount	Amount
Finite lived intangible assets
Intellectual property	$135,115	$92,307	$138,170	$97,638
Distribution channel	72,066	23,508	72,642	24,834
Operating licenses	24,400	21,294	24,400	22,052
Software and domain names	33,260	15,800	29,822	14,206
Brands	5,366	3,387	5,547	3,680
Amortizable intangibles in process	2,747	2,747	5,476	5,476
Total	$272,954	$159,043	$276,057	$167,886

Indefinite lived intangible assets
Acquired brands		$73,436		$74,809
Operating licenses		10,000		10,000
Total intangible assets		$242,479		$252,695

Amortization expense included in cost of goods sold for the three months ended June 30, 2022 is $14 (three months ended June 30, 2021 – $18). Amortization expense included in selling, general and administrative expenses for the three months ended June 30, 2022 is $6,708 (three months ended June 30, 2021 – $7,998).

12.  GOODWILL

The changes in the carrying amount of goodwill are as follows:

Balance, March 31, 2021	$1,889,354
Purchase accounting allocations	105,323
Disposal of consolidated entities	(58,786)
Impairment losses	(40,748)
Foreign currency translation adjustments	(28,640)
Balance, March 31, 2022	$1,866,503
Disposal of consolidated entities	(227)
Impairment losses	(1,725,368)
Foreign currency translation adjustments	(2,489)
Balance, June 30, 2022	$138,419

As a result of the continued decline in the price of the Company’s common shares in the three months ended June 30, 2022, the Company determined there to be an indicator of impairment for the cannabis operations reporting unit in the global cannabis segment. As a result, the Company performed a quantitative interim goodwill impairment assessment for the cannabis operations reporting unit as of June 30, 2022. The Company concluded that the carrying value of the cannabis operations reporting unit was higher than its estimated fair value, and a goodwill impairment loss totaling $1,725,368 was recognized in the three months ended June 30, 2022, representing the entirety of the goodwill assigned to the cannabis operations reporting unit.

The estimated fair value of the cannabis operations reporting unit was determined using the market valuation method, which is consistent with the methodology used by the Company for its annual impairment test conducted at March 31, 2022. The most significant assumptions used in applying this method were (i) the price of the Company’s common shares; and (ii) the estimated control premium associated with ownership of the Company’s common shares.

For the remaining reporting units, the Company does not believe that an event occurred or circumstances changed during the three months ended June 30, 2022 that would, more likely than not, reduce the fair value of these reporting units below their carrying value. Therefore, the Company concluded that the quantitative goodwill impairment assessment was not required. The carrying value of goodwill associated with all other reporting units was $138,419 at June 30, 2022.

The Company is required to perform its next annual goodwill impairment analysis on March 31, 2023, or earlier should there be an event that occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

13.  OTHER ACCRUED EXPENSES AND LIABILITIES

The components of other accrued expenses and liabilities are as follows:

	June 30,	March 31,
	2022	2022
Employee compensation	$19,062	$24,873
Inventory	553	10,096
Professional fees	6,074	7,640
Taxes and government fees	8,963	7,144
Other	25,261	25,525
	$59,913	$75,278

14.  DEBT

The components of debt are as follows:

		June 30,	March 31,
	Maturity Date	2022	2022
Convertible senior notes at 4.25% interest with semi-annual interest payments	July 15, 2023
Principal amount		$536,902	$600,000
Accrued interest		10,776	5,958
Non-credit risk fair value adjustment		22,938	7,140
Credit risk fair value adjustment		(76,200)	(49,140)
		494,416	563,958
Convertible debentures	September 10, 2025	30,647	32,858
Accretion debentures	September 10, 2025	7,971	7,720
Credit facility	March 18, 2026	922,150	893,647
Other revolving debt facility, loan, and financings		2,533	2,808
		1,457,717	1,500,991
Less: current portion		(193,072)	(9,296)
Long-term portion		$1,264,645	$1,491,695

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

Notes

On June 20, 2018, the Company issued convertible senior notes (the “Notes”) with an aggregate principal amount of $600,000. The Notes bear interest at a rate of 4.25% per annum, payable semi-annually on January 15th and July 15th of each year commencing from January 15, 2019. The Notes will mature on July 15, 2023. The Notes are subordinated in right of payment to any existing and future senior indebtedness. The Notes will rank senior in right of payment to any future subordinated borrowings. The Notes are effectively junior to any secured indebtedness and the Notes are structurally subordinated to all indebtedness and other liabilities of the Company’s subsidiaries.

On June 29, 2022 and June 30, 2022, the Company entered into privately negotiated exchange agreements (the “Exchange Agreements”) with a limited number of holders of the Notes including Greenstar Canada Investment Limited Partnership (“GCILP”), a wholly-owned subsidiary of Constellation Brands, Inc. (“CBI”) (collectively, the “Noteholders”). Pursuant to the Exchange Agreements, the Company agreed to acquire and cancel approximately $262,620 of aggregate principal amount of the Notes from the Noteholders (the “Exchange Transaction”) for an aggregate purchase price (excluding $5,383 paid to the Noteholders in cash for accrued and unpaid interest) of $259,994 (the “Purchase Price”), which was payable in the Company’s common shares.

On initial closings, 35,662,420 common shares were to be issued to the Noteholders, other than GCILP, based on a price equal to US$3.50 per common share, which was the closing price of the common shares on the Nasdaq Global Select Market (“Nasdaq”) on June 29, 2022. The Company satisfied the Purchase Price as follows:

•

On June 30, 2022, 14,069,353 common shares were issued to Noteholders, representing the Company’s acquisition and cancellation of an aggregate principal amount of Notes of $63,098 which were recorded at a fair value of $50,866.

•	In July 2022, 21,593,067 common shares were issued to Noteholders, representing an aggregate principal amount of Notes of $99,522 which were recorded at a fair value of $80,231 at June 30, 2022.
•

In addition, on the final closing on July 18, 2022 (the “Final Closing”), 11,896,536 common shares were issued to Noteholders other than GCILP, based on the volume-weighted average trading price of the common shares on the Nasdaq for the 10 consecutive trading days beginning on, and including, June 30, 2022, being US$2.6245 (the “Averaging Price”).

•

In addition, on the Final Closing on July 18, 2022, 29,245,456 common shares were issued to GCILP based on a price per common share equal to the Averaging Price. Pursuant to the Exchange Transaction, the Company agreed to acquire and cancel $100,000 in aggregate principal amount, which were recorded at a fair value of $98,925 at June 30, 2022. Prior to the Exchange Transaction, GCILP held $200,000 in aggregate principal amount of the Notes.

The Notes were issued pursuant to an indenture dated June 20, 2018, as supplemented on April 30, 2019 and June 29, 2022 (collectively, the “Indenture”). As a result of a supplement to the Indenture dated June 29, 2022 (the “Second Supplemental Indenture”), the Company irrevocably surrendered its right to settle the conversion of any Note with its common shares. As a result, all conversions of Notes following the execution of the Second Supplemental Indenture will be settled entirely in cash.

The Noteholders may convert the Notes at their option at any time from January 15, 2023 to the maturity date. In addition, the holder has the right to redeem the Notes from September 30, 2018 to January 15, 2023, if (i) the market price of the Company’s common shares for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day, (ii) during the 5 business day period after any consecutive 5 trading day period (the “Measurement Period”) in which the trading price per $1 principal amount of the Notes for each trading day in the Measurement Period was less than 98% of the product of the last reported sales price of the Company’s common shares and the conversion rate on each such trading day, (iii) the Notes are called for redemption or (iv) upon occurrence of certain corporate events (a “Fundamental Change”). A Fundamental Change occurred upon completion of the investment by the CBI Group in the Company in November 2018, and no holders of Notes surrendered any portion of their Notes in connection therewith.

Under the terms of the Indenture, if a Fundamental Change occurs and a holder elects to redeem its Notes from and including on the date of the Fundamental Change up to, and including, the business day immediately prior to the Fundamental Change repurchase date, the Company, upon conversion by the holder, will settle in cash, subject to certain circumstances.

Prior to July 20, 2021, the Company could not redeem the Notes except in the event of certain changes in Canadian tax law. On or after July 20, 2021, the Company can redeem for cash, subject to certain conditions, any or all of the Notes, at its option, if the last reported sales price of the Company’s common shares for at least 20 trading days during any 30 consecutive trading day period ending within 5 trading days immediately preceding the date on which the Company provides notice of redemption exceeds 130% of the initial conversion price on each applicable trading day. The Company may also redeem the Notes, if certain tax laws related to Canadian withholding tax change subject to certain further conditions. The redemption of Notes in either case shall be at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

The Notes were initially recognized at fair value on the balance sheet and continue to be recorded at fair value. All subsequent changes in fair value, excluding the impact of the change in fair value related to the Company’s own credit risk are recorded in other income (expense), net. The changes in fair value related to the Company’s own credit risk are recorded through other comprehensive income (loss). During the three months ended June 30, 2022, the Company acquired and cancelled an aggregate principal amount of Notes of $63,098 which resulted in a release of accumulated other comprehensive income into other income (expense), net of $7,090. Refer to Note 19.

The overall change in fair value of the Notes during the three months ended June 30, 2022, was a decrease of $69,542 (three months ended June 30, 2021, a decrease of $51,372), which included contractual interest of $6,047 (three months ended June 30, 2021 – $6,378) and principal redemption of $63,098. Upon redemption, the principal redeemed had a fair value of $50,866. Refer to Note 21 for additional details on how the fair value of the Notes is calculated.

In connection with the Exchange Transaction, in the three months ended June 30, 2022, the Company recognized a derivative liability of $26,594 in connection with the incremental common shares that were potentially issuable to Noteholders, other than GCILP, as at June 30, 2022 at the Averaging Price on the Final Closing. The derivative liability was recorded through other income (expense), net in the three months ended June 30, 2022. Refer to Note 15.

Supreme Cannabis Convertible Debentures and Accretion Debentures

On October 19, 2018, The Supreme Cannabis Company, Inc. (“Supreme Cannabis”) entered into an indenture with Computershare Trust Company of Canada (the “Trustee”) pursuant to which Supreme Cannabis issued 6.0% senior unsecured convertible debentures (the “Supreme Debentures”) for gross proceeds of $100,000. On September 9, 2020, Supreme Cannabis and the Trustee entered into a supplemental indenture to effect certain amendments to the Supreme Debentures, which included among other things: (i) the cancellation of $63,500 of principal amount of the Supreme Debentures; (ii) an increase in the interest rate to 8% per annum; (iii) the extension of the maturity date to September 10, 2025; and (iv) a reduction in the conversion price to $0.285.

In addition, on September 9, 2020, Supreme Cannabis issued new senior unsecured non-convertible debentures (the “Accretion Debentures”). The principal amount began at $nil and accretes at a rate of 11.06% per annum based on the remaining principal amount of the Supreme Debentures of $36,500 to a maximum of $13,500, compounding on a semi-annual basis commencing on September 9, 2020, and ending on September 9, 2023. The Accretion Debentures are payable in cash, but do not bear cash interest and are not convertible into the common shares of Supreme Cannabis (the “Supreme Shares”). The principal amount of the Accretion Debentures will amortize, or be paid, at 1.0% per month over the 24 months prior to maturity.

As a result of the completion of an arrangement, on June 22, 2021, by the Company and Supreme Cannabis, pursuant to which the Company acquired 100% of the issued and outstanding Supreme Shares (the “Supreme Arrangement”), the Supreme Debentures remain outstanding as securities of Supreme Cannabis, which, upon conversion will entitle the holder thereof to receive, in lieu of the number of Supreme Shares to which such holder was theretofore entitled, the consideration payable under the Supreme Arrangement that such holder would have been entitled to be issued and receive if, immediately prior to the effective time of the Supreme Arrangement, such holder had been the registered holder of the number of Supreme Shares to which such holder was theretofore entitled.

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

15.  OTHER LIABILITIES

The components of other liabilities are as follows:

	As at June 30, 2022			As at March 31, 2022
	Current	Long-term	Total	Current	Long-term	Total
Lease liabilities	$37,895	$97,934	$135,829	$38,035	$101,125	$139,160
Derivative liability related to settlement of convertible senior notes	26,594	-	26,594	-	-	-
Acquisition consideration and other investment related liabilities	871	42,086	42,957	4,020	77,834	81,854
Refund liability	2,788	-	2,788	3,437	-	3,437
Settlement liabilities and other	18,628	9,321	27,949	18,562	11,090	29,652
	$86,776	$149,341	$236,117	$64,054	$190,049	$254,103

On May 17, 2022, upon entering into the Jetty Agreements, the Company recognized the estimated Deferred Payments associated with the Jetty financial instrument within acquisition consideration and other investment related liabilities, in the amount of $1,771 (see Note 9).

The estimated deferred payments associated with the Wana financial instrument within acquisition consideration and other investment related liabilities at June 30, 2022 is $30,522 (March 31, 2022 – $70,066).

16.  REDEEMABLE NONCONTROLLING INTEREST

The net changes in the redeemable noncontrolling interests are as follows:

	Vert Mirabel	BioSteel	Total
As at March 31, 2022	$1,000	$35,200	$36,200
Net income (loss) attributable to redeemable noncontrolling interest	495	(4,903)	(4,408)
Adjustments to redemption amount	(495)	5,853	5,358
As at June 30, 2022	$1,000	$36,150	$37,150

	Vert Mirabel	BioSteel	Total
As at March 31, 2021	$11,500	$123,800	$135,300
Net income (loss) attributable to redeemable noncontrolling interest	1,293	(3,756)	(2,463)
Adjustments to redemption amount	(1,293)	3,756	2,463
As at June 30, 2021	$11,500	$123,800	$135,300

17.  SHARE CAPITAL

CANOPY GROWTH

Authorized

An unlimited number of common shares.

(i) Equity financings

There were no equity financings during the three months ended June 30, 2022 (three months ended June 30, 2021 - none).

(ii) Other issuances of common shares

During the three months ended June 30, 2022, the Company issued the following common shares, net of share issuance costs, as a result of business combinations, milestones being met, and other equity-settled transactions:

	Number of common shares	Share capital	Share based reserve
Jetty Agreements	8,426,539	$59,013	$-
Total	8,426,539	$59,013	$-

During the three months ended June 30, 2021, the Company issued the following common shares, net of share issuance costs, as a result of business combinations, milestones being met, and other equity-settled transactions:

	Number of common shares	Share capital	Share based reserve
Acquisition of Supreme Cannabis	9,013,400	$260,668	$-
Completion of acquisition milestones	875,401	25,247	(25,692)
Total	9,888,801	$285,915	$(25,692)

(iii) Warrants

	Number of whole warrants	Average exercise price	Warrant value
Balance outstanding at March 31, 2022[1]	128,193,047	$58.04	$2,581,788
Expiry of warrants	-	-	-
Balance outstanding at June 30, 2022[1]	128,193,047	$58.04	$2,581,788

1 This balance excludes the Tranche C Warrants (as defined below), which represent a derivative liability and have nominal value. See Note 26.

	Number of whole warrants	Average exercise price	Warrant value
Balance outstanding at March 31, 2021[1]	127,073,136	$58.33	$2,568,438
Supreme Cannabis warrants	1,265,742	25.61	13,350
Expiry of warrants	(145,831)	32.61	-
Balance outstanding at June 30, 2021[1]	128,193,047	$58.04	$2,581,788

1 This balance excludes the Tranche C Warrants (as defined below), which represent a derivative liability and have nominal value. See Note 26.

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

The maximum number of common shares reserved for Awards is 41,721,761 at June 30, 2022. As of June 30, 2022, the only Awards issued have been Options, RSUs and PSUs under the Omnibus Plan.

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

Under the Company’s Employee Share Purchase Plan (the “Purchase Plan”) the aggregate number of common shares that may be issued is 600,000, and the maximum number of common shares which may be issued in any one fiscal year shall not exceed 300,000. For the three months ended June 30, 2022, no common shares were issued under the Purchase Plan (three months ended June 30, 2021 – nil).

The following is a summary of the changes in the Options outstanding during the three months ended June 30, 2022:

	Options issued	Weighted average exercise price
Balance outstanding at March 31, 2022	16,782,962	$33.89
Options granted	3,091,018	4.84
Options exercised	(54,570)	3.81
Options forfeited	(1,354,827)	29.27
Balance outstanding at June 30, 2022	18,464,583	$29.46

The following is a summary of the Options outstanding as at June 30, 2022:

	Options Outstanding		Options Exercisable
		Weighted Average		Weighted Average
		Remaining		Remaining
	Outstanding at	Contractual Life	Exercisable at	Contractual Life
Range of Exercise Prices	June 30, 2022	(years)	June 30, 2022	(years)
$0.06 - $24.62	6,167,572	4.85	1,226,214	1.96
$24.63 - $33.53	3,839,051	2.99	2,314,928	2.55
$33.54 - $36.80	2,787,753	1.92	2,787,753	1.92
$36.81 - $42.84	2,472,721	2.61	2,340,799	2.39
$42.85 - $67.64	3,197,486	2.63	2,942,623	2.59
	18,464,583	3.34	11,612,317	2.32

At June 30, 2022, the weighted average exercise price of Options outstanding and Options exercisable was $29.46 and $38.42, respectively (March 31, 2022 – $33.89 and $38.33, respectively).

The Company recorded $377 in share-based compensation expense related to Options and Purchase Plan shares issued to employees and contractors for the three months ended June 30, 2022 (three months ended June 30, 2021 – $8,044). The share-based compensation expense for the three months ended June 30, 2022 includes an amount related to 1,173,866 Options being provided in exchange for services which are subject to performance conditions (for the three months ended June 30, 2021 – 1,559,413).

During the three months ended June 30, 2021, the Company issued replacement options to employees in relation to the acquisition of Supreme Cannabis and recorded share-based compensation expense of $823.

The Company uses the Black-Scholes option pricing model to establish the fair value of Options granted during the three months ended June 30, 2022 and 2021, on their measurement date by applying the following assumptions:

	June 30,	June 30,
	2022	2021
Risk-free interest rate	3.48%	0.67%
Expected life of options (years)	3 - 5	3 - 5
Expected volatility	75%	76%
Expected forfeiture rate	19%	18%
Expected dividend yield	nil	nil
Black-Scholes value of each option	$2.80	$17.25

Volatility was estimated by using the historical volatility of the Company. The expected life in years represents the period of time that Options granted are expected to be outstanding. The risk-free rate was based on zero coupon Canada government bonds with a remaining term equal to the expected life of the Options.

During the three months ended June 30, 2022, 54,570 Options were exercised ranging in price from $2.68 to $8.18 for gross proceeds of $210 (for the three months ended June 30, 2021 – 205,335 Options were exercised ranging in price from $2.68 to $36.34 for gross proceeds of $3,592).

For the three months ended June 30, 2022, the Company recorded $4,888 in share-based compensation expense related to RSUs and PSUs (for the three months ended June 30, 2021 – $2,295).

The following is a summary of the changes in the Company’s RSUs and PSUs during the three months ended June 30, 2022:

Number of RSUs and PSUs
Balance outstanding at March 31, 2022	3,477,292
RSUs and PSUs granted	2,901,562
RSUs and PSUs released	(244,545)
RSUs and PSUs cancelled and forfeited	(869,594)
Balance outstanding at June 30, 2022	5,264,715

During the three months ended June 30, 2022, the Company recorded $nil in share-based compensation expense related to acquisition milestones (for the three months ended June 30, 2021 – $1,699).

During the three months ended June 30, 2022, no common shares were released on completion of acquisition milestones (during the three months ended June 30, 2021 – 9,888,801). At June 30, 2022, there were up to 349,572 common shares to be issued on the completion of acquisition and asset purchase milestones. In certain cases, the number of common shares to be issued is based on the volume weighted average share price at the time the milestones are met. The number of common shares has been estimated assuming the milestones were met at June 30, 2022.

BioSteel share-based payments

On October 1, 2019, the Company purchased 72% of the outstanding shares of BioSteel Sports Nutrition Inc. (“BioSteel”). BioSteel has a stock option plan under which non-transferable options to purchase common shares of BioSteel may be granted to directors, officers, employees, or independent contractors of the BioSteel. As at June 30, 2022, BioSteel had 1,565,300 (March 31, 2022 – 1,565,300) options outstanding which vest in equal tranches over a 5-year period. In determining the amount of share-based compensation related to these options, BioSteel used the Black-Scholes option pricing model to establish the fair value of options on their measurement date. The Company recorded $174 of share-based compensation expense related to the BioSteel options during the three months ended June 30, 2022 with a corresponding increase in noncontrolling interest (three months ended June 30, 2021 – $265).

19.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income includes the following components:

	Foreign currency translation adjustments	Changes of own credit risk of financial liabilities	Accumulated other comprehensive income (loss)
As at March 31, 2022	$(57,468)	$15,186	$(42,282)
Settlement of convertible senior notes	-	(7,090)	(7,090)
Other comprehensive income	758	27,060	27,818
As at June 30, 2022	$(56,710)	$35,156	$(21,554)

	Foreign currency translation adjustments	Changes of own credit risk of financial liabilities	Accumulated other comprehensive income (loss)
As at March 31, 2021	$(28,246)	$(5,994)	$(34,240)
Other comprehensive (loss) income	(27,938)	660	(27,278)
As at June 30, 2021	$(56,184)	$(5,334)	$(61,518)

20.  NONCONTROLLING INTERESTS

The net change in the noncontrolling interests is as follows:

	Vert Mirabel	BioSteel	Other	Total
As at March 31, 2022	-	2,497	1,844	4,341
Comprehensive income (loss)	495	(4,903)	-	(4,408)
Net (income) loss attributable to redeemable noncontrolling interest	(495)	4,903	-	4,408
Share-based compensation	-	174	-	174
As at June 30, 2022	$-	$2,671	$1,844	$4,515

	Vert Mirabel	BioSteel	Other non- material interests	Total
As at March 31, 2021	$-	$1,658	$3,051	$4,709
Comprehensive income (loss)	1,293	(3,756)	-	(2,463)
Net (income) loss attributable to redeemable noncontrolling interest	(1,293)	3,756	-	2,463
Share-based compensation	-	265	-	265
As at June 30, 2021	$-	$1,923	$3,051	$4,974

21.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value measurements are made using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value:

•	Level 1 – defined as observable inputs such as quoted prices in active markets;
•	Level 2 – defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
•	Level 3 – defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

The following table represents our financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair value measurement using
	Quoted prices	Significant
	prices in	other	Significant
	active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2022
Assets:
Short-term investments	$447,620	$-	$-	$447,620
Restricted short-term investments	12,177	-	-	12,177
Other financial assets	277	-	589,951	590,228
Liabilities:
Convertible senior notes	-	494,416	-	494,416
Warrant derivative liability	-	-	1,555	1,555
Other liabilities	-	-	58,887	58,887

March 31, 2022
Assets:
Short-term investments	$595,651	$-	$-	$595,651
Restricted short-term investments	12,216	-	-	12,216
Other financial assets	490	-	787,816	788,306
Liabilities:
Convertible senior notes	-	563,958	-	563,958
Liability arising from Acreage Arrangement	-	-	47,000	47,000
Warrant derivative liability	-	-	26,920	26,920
Other liabilities	-	-	70,066	70,066

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

The following table summarizes the valuation techniques and significant unobservable inputs in the fair value measurement of significant level 3 financial instruments:

Financial asset / financial liability	Valuation techniques	Significant unobservable inputs	Relationship of unobservable inputs to fair value
Acreage financial instrument	Probability weighted expected return model	Probability of each scenario	Change in probability of occurrence in each scenario will result in a change in fair value
		Number of common shares to be issued	Increase or decrease in value and number of common shares will result in a decrease or increase in fair value
		Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
		Estimated premium on US legalization	Increase or decrease in estimated premium on US legalization will result in an increase or decrease in fair value
		Control premium	Increase or decrease in estimated control premium will result in an increase or decrease in fair value
		Market access premium	Increase or decrease in estimated market access premium will result in an increase or decrease in fair value
TerrAscend Exchangeable Shares, TerrAscend Option	Put option pricing model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
Hempco Debenture	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
TerrAscend warrants - October 2019, March 2020	Black-Sholes option pricing model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
TerrAscend warrants - December 2020	Monte Carlo simulation model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
Arise Bioscience term loan, TerrAscend Canada term loan -	Discounted cash flow	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
October 2019, March 2020		Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
Wana financial instrument - Call	Discounted cash flow	Expected future Wana cash flows	Increase or decrease in expected future Wana cash flows will result in an increase or decrease in fair value
Option		Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
Wana financial instrument - Deferred Payments	Monte Carlo simulation model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
		Volatility of Wana equity	Increase or decrease in volatility will result in an increase or decrease in fair value
Jetty financial instrument -	Discounted cash flow	Expected future Jetty cash flows	Increase or decrease in expected future Jetty cash flows will result in an increase or decrease in fair value
Call Option		Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
Jetty financial instrument - Deferred	Monte Carlo simulation model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
Payments		Volatility of Jetty equity and revenue	Increase or decrease in volatility will result in an increase or decrease in fair value
Warrant derivative liability	Monte Carlo simulation model	Volatility of Canopy Growth share price	Increase or decrease in volatility will result in an increase or decrease in fair value
BioSteel redeemable noncontrolling interest	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
		Expected future BioSteel cash flows	Increase or decrease in expected future BioSteel cash flows will result in an increase or decrease in fair value

Vert Mirabel redeemable	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
noncontrolling interest		Future wholesale price and production levels	Increase or decrease in future wholesale price and production levels will result in an increase or decrease in fair value

22.  REVENUE

Revenue is dissaggregated as follows:

	Three months ended
	June 30,	June 30,
	2022	2021
Canadian recreational cannabis net revenue
Business-to-business[1]	$26,540	$42,693
Business-to-consumer	12,435	17,344
	38,975	60,037
Canadian medical cannabis net revenue[2]	13,440	13,492
	52,415	73,529
International and other revenue
C3	-	11,443
Other	13,781	7,967
	13,781	19,410
Global cannabis net revenue	66,196	92,939

Other consumer products
Storz & Bickel	15,643	24,070
This Works	5,520	6,551
BioSteel	17,888	6,661
Other	4,868	5,988
Other consumer products revenue	43,919	43,270

Net revenue	$110,115	$136,209

1Canadian recreational business-to-business net revenue during the three months ended June 30, 2022 reflects excise taxes of $11,591 (three months ended June 30, 2021 – $17,834).

2Canadian medical cannabis net revenue for the three months ended June 30, 2022 reflects excise taxes of $1,156 (three months ended June 30, 2021 – $1,380).

The Company recognizes variable consideration related to estimated future product returns and price adjustments as a reduction of the transaction price at the time revenue for the corresponding product sale is recognized. Net revenue reflects actual returns and variable consideration related to estimated returns and price adjustments in the amount of $2,898 for the three months ended June 30, 2022 (three months ended June 30, 2021 – $5,314). As of June 30, 2022, the liability for estimated returns and price adjustments was $2,788 (March 31, 2022 – $3,437).

23.  OTHER INCOME (EXPENSE), NET

Other income (expense), net is dissaggregated as follows:

	Three months ended
	June 30,	June 30,
	2022	2021
Fair value changes on other financial assets	$(300,854)	$84,152
Fair value changes on liability arising from Acreage Arrangement	47,000	150,000
Fair value changes on convertible senior notes	(9,612)	50,712
Fair value changes on warrant derivative liability	25,365	316,257
Fair value changes on acquisition related contingent consideration and other	40,425	(199)
Charges related to settlement of convertible senior notes	(19,168)	-
Interest income	3,950	2,647
Interest expense	(26,901)	(24,564)
Foreign currency gain (loss)	(4,935)	1,030
Gain (loss) on disposal/acquisition of consolidated entity	379	(2,339)
Other income (expense), net	(1,227)	2,970
	$(245,578)	$580,666

24.  INCOME TAXES

There have been no material changes to income tax matters in connection with normal course operations during the three months ended June 30, 2022.

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

25.  EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share are calculated using the following numerators and denominators:

	Three months ended
	June 30,	June 30,
	2022	2021
Basic (loss) earnings per share computation
Net (loss) income attributable to common shareholders of Canopy Growth	$(2,083,148)	$392,418
Weighted average number of common shares outstanding	398,467,568	384,055,133
Basic (loss) earnings per share	$(5.23)	$1.02

Diluted (loss) earnings per share computation
Net (loss) income used in the computation of basic (loss) earnings per share	$(2,083,148)	$392,418
Numerator adjustments for diluted (loss) earnings per share:
Adjustment to net loss attributable to noncontrolling interests and redeemable noncontrolling interest	-	(2,463)
Removal of fair value changes on convertible senior notes	-	(50,712)
Net (loss) income used in the computation of diluted (loss) earnings per share	$(2,083,148)	$339,243

Weighted average number of common shares outstanding used in the computation of basic (loss) earnings per share	398,467,568	384,055,133
Denominator adjustments for diluted (loss) earnings per share:
Dilutive impact of assumed exercise or conversion of:
Convertible senior notes	-	13,214,767
Redeemable noncontrolling interest	-	4,289,296
Stock options	-	1,190,278
Other securities	-	1,796,769
Weighted average number of common shares for computation of diluted (loss) earnings per share	398,467,568	404,546,243
Diluted (loss) earnings per share[1]	$(5.23)	$0.84

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

At June 30, 2022, the right and the obligation (the “Acreage financial instrument”) to acquire the Fixed Shares represents a financial asset of $60,000 (March 31, 2022 – $47,000 liability), as the estimated fair value of the Acreage business is more than the estimated fair value of the consideration to be provided upon the exercise of the Acreage financial instrument. Fair value changes on the Acreage financial instrument are recognized in other income (expense), net; see Note 23. The fair value determination includes a high degree of subjectivity and judgment, which results in significant estimation uncertainty. See Note 21 for additional details on how the fair value of the Acreage financial instrument is calculated on a recurring basis. From a measurement perspective, the Company has elected the fair value option under ASC 825.

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

The amount advanced on September 23, 2020 pursuant to the Hempco Debenture has been recorded in other financial assets (see Note 9), and the Company has elected the fair value option under ASC 825 (see Note 21). At June 30, 2022, the estimated fair value of the Hempco Debenture issued to an affiliate of the Company by Acreage Hempco was $27,419 (March 31, 2022 – $28,824), measured using a discounted cash flow model (see Note 21). Refer to Note 9 for details on fair value changes, foreign currency translation adjustment, and interest received. An additional US$50,000 may be advanced pursuant to the Hempco Debenture subject to the satisfaction of certain conditions by Acreage Hempco.

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

In connection with the Tranche B Warrants and the Tranche C Warrants, Canopy Growth will provide CBI with a share repurchase credit of up to $1.583 billion on the aggregate exercise price of the Tranche B Warrants and Tranche C Warrants in the event that Canopy Growth does not purchase for cancellation the lesser of (i) 27,378,866 common shares; and (ii) common shares with a value of $1.583 billion, during the period commencing on April 18, 2019 and ending on the date that is 24 months after the date that CBI exercises all of the Tranche A Warrants. The share repurchase credit feature is accounted for as a derivative liability, with the fair value continuing to be $nil at June 30, 2022.

The modifications to the Tranche A Warrants resulted in them meeting the definition of a derivative instrument under ASC 815 - Derivatives and Hedging (“ASC 815”). They continue to be classified in equity as the number of shares and exercise price were both fixed at inception.

The Tranche B Warrants are accounted for as derivative instruments (the “warrant derivative liability”) measured at fair value in accordance with ASC 815. At June 30, 2022, the fair value of the warrant derivative liability was $1,555 (March 31, 2022 – $26,920), and fair value changes are recognized in other income (expense), net; see Note 23. See Note 21 for additional details on how the fair value of the warrant derivative liability is calculated on a recurring basis.

The Tranche C Warrants are accounted for as derivative instruments, with the fair value continuing to be $nil at June 30, 2022.

27.  SEGMENT INFORMATION

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

	Three months ended
	June 30,	June 30,
	2022	2021
Segmented net revenue
Global cannabis	$66,196	$92,939
Other consumer products	43,919	43,270
	$110,115	$136,209
Segmented gross margin:
Global cannabis	$(15,472)	$13,369
Other consumer products	14,080	13,869
	(1,392)	27,238
Selling, general and administrative expenses	103,413	112,574
Share-based compensation	5,439	13,126
Asset impairment and restructuring costs	1,727,985	89,249
Operating loss	(1,838,229)	(187,711)
Loss from equity method investments	-	(100)
Other income (expense), net	(245,578)	580,666
(Loss) income before incomes taxes	$(2,083,807)	$392,855

Asset information by segment is not provided to, or reviewed by, the Company’s CODM as it is not used to make strategic decisions, allocate resources, or assess performance.

Entity-wide disclosures

Disaggregation of net revenue by geographic area:

	Three months ended
	June 30,	June 30,
	2022	2021
Canada	$74,449	$82,612
Germany	12,364	26,106
United States	11,613	19,867
Other	11,689	7,624
	$110,115	$136,209

Disaggregation of property, plant and equipment by geographic area:

	June 30,	March 31,
	2022	2022
Canada	$810,895	$827,591
Other	115,474	115,189
	$926,369	$942,780

For the three months ended June 30, 2022, no customer represented more than 10% of the Company’s net revenue (three months ended June 30, 2021 – one).

28.  SUBSEQUENT EVENTS

Completion of Exchange Transaction

On July 18, 2022, the Company completed the Exchange Transaction whereby 62,735,059 common shares were issued in July 2022 and aggregate principal amount of Notes of $199,522 were acquired and cancelled. In total, 76,804,412 common shares, including the 14,069,353 common shares issued on June 30, 2022, were issued and $262,620 of aggregate principal amount of the Notes under the Exchange Transaction were acquired and cancelled. Refer to Note 14.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This Management’s Discussion and Analysis (“MD&A”) should be read together with other information, including our unaudited condensed interim consolidated financial statements and the related notes to those statements included in Part I, Item 1 of this Quarterly Report (the “Interim Financial Statements”), our consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended March 31, 2022 (the “Annual Report”) and Part I, Item 1A, Risk Factors, of the Annual Report. This MD&A provides additional information on our business, recent developments, financial condition, cash flows and results of operations, and is organized as follows:

•

Part 1 - Business Overview.  This section provides a general description of our business, which we believe is important in understanding the results of our operations, financial condition, and potential future trends.

•	Part 2 - Results of Operations. This section provides an analysis of our results of operations for the first quarter of fiscal 2023 in comparison to the first quarter of fiscal 2022.

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

•	the benefits, viability, safety, efficacy, dosing and social acceptance of cannabis, including CBD and other cannabinoids;
•	the anticipated benefits and impact of the investments in us (the “CBI Group Investments”) from Constellation Brands, Inc. (“CBI”) and its affiliates (together, the “CBI Group”);
•	the potential exercise of the warrants held by the CBI Group, pre-emptive rights and/or top-up rights held by the CBI Group;
•	expectations regarding the use of proceeds of equity financings, including the proceeds from CBI;
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

Part 1 - Business Overview

We are a world-leading cannabis consumer packaged goods (“CPG”) company which produces, distributes, and sells a diverse range of cannabis, hemp, and CPG products. Cannabis products are principally sold for recreational and medical purposes under a portfolio of distinct brands in Canada pursuant to the Cannabis Act, and globally pursuant to applicable international and Canadian legislation, regulations, and permits. We are also active in the cannabis accessory, hemp-derived CBD, skin care and wellness, and sports performance beverage categories. Our core operations are in Canada, the United States, and Germany.

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

On October 14, 2021, we entered into definitive agreements (the “Wana Agreements”) with Mountain High Products, LLC, Wana Wellness, LLC and The Cima Group, LLC (collectively, “Wana”) providing us with the right, upon the occurrence or waiver (at our discretion) of the Triggering Event, to acquire 100% of the outstanding membership interests of Wana. Wana manufactures and sells gummies in the state of Colorado and licenses its intellectual property to partners, who manufacture, distribute, and sell Wana-branded gummies across the United States, including in California, Arizona, Illinois, Michigan and Florida, and across Canada. Until such time as we exercise our right to acquire Wana, we will have no economic or voting interest in Wana, and we and Wana will continue to operate independently. Additionally, on May 17, 2022, we and Lemurian, Inc. (“Jetty”) entered into definitive agreements (the “Jetty Agreements”) providing us with the right to acquire up to 100% of the outstanding equity interests in Jetty, (i) upon the occurrence of changes in U.S. federal law to permit the general cultivation, distribution, and possession of marijuana, or to remove the regulation of such activities from the federal laws of the United States; or (ii) an earlier date at our sole discretion (the “Jetty Triggering Event”). Jetty is a California-based producer of high-quality cannabis extracts and pioneer of clean vape technology.

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

Update on the COVID-19 Pandemic

Management has continued to closely monitor the impact of the COVID-19 global pandemic, with a focus on the health and safety of our employees, business continuity and supporting its communities. We established a COVID-19 Management Committee shortly after the declaration of COVID-19 as a global pandemic and implemented various measures to reduce the spread of the virus. We have continued to operate under preventative measures and have experienced minimal disruption to our production and supply chain. As of the date of this Quarterly Report, all 33 of our corporate-owned retail stores are open and offering click-and-collect and/or in-store shopping. Our Canadian medical business, which operates as an e-commerce channel, has continued largely unchanged. Our international medical business operates primarily as a pharmacy model, with pharmacies being deemed essential businesses in Germany and other European countries in which we conduct business. In addition, since our non-production workforce continues to effectively work remotely using various technology tools, we are able to maintain our full operations and internal controls over financial reporting and disclosures.

The COVID-19 pandemic, including government measures to limit the spread of COVID-19, did not have a material adverse impact on our results of operations in the first quarter of fiscal 2023. However, given the uncertainties associated with the COVID-19 pandemic, including those related to the distribution and acceptance of the vaccines and their effectiveness with respect to new variants of the virus, the use of our products by consumers, disruptions to the global and local economies due to related stay-at-home orders, quarantine policies and restrictions on travel, trade and business operations and a reduction in discretionary consumer spending we are unable to estimate the future impact of the COVID-19 pandemic on our business, financial condition, results of operations, and/or cash flows. Recently in the United States, there have been a number of supply chain challenges, such as container ships facing delays due to congestion in ports, impacting many industries, including the industries in which we operate. Although we have not yet seen a significant impact, we continue to monitor our supply chain closely. The uncertain nature of the impacts of the COVID-19 pandemic may affect our results of operations into the second quarter of fiscal 2023.

We believe we have sufficient liquidity available from cash and cash equivalents and short-term investments on hand of $769.5 million and $447.6 million, respectively, at June 30, 2022, to enable us to meet our working capital and other operating requirements, fund growth initiatives and capital expenditures, settle our liabilities, and repay scheduled principal and interest payments on debt for at least the next twelve months. Refer to “Part 3 – Financial Liquidity and Capital Resources” for further information.

Recent Developments

Exchanges of Convertible Senior Notes

On June 29, 2022 and June 30, 2022, we entered into privately negotiated exchange agreements (the “Exchange Agreements”) with a limited number of holders, including Greenstar Canada Investment Limited Partnership (“GCILP”), a wholly-owned subsidiary of Constellation Brands, Inc. (collectively, the “Noteholders”), of our 4.25% unsecured senior notes due in 2023 (the “Notes”). Pursuant to the Exchange Agreements, we acquired and cancelled approximately $262.6 million of aggregate principal amount of the Notes from the Noteholders (the “Exchange Transaction”), for an aggregate purchase price (excluding $5.4 million paid in cash to the Noteholders for accrued and unpaid interest) of $260.0 million (the “Purchase Price”), which was payable in our common shares.

We satisfied the Purchase Price as follows:

•

On the initial closings, 35,662,420 common shares were issued to the Noteholders, other than GCILP, based on a price equal to US$3.50 per common share, which was the closing price of the common shares on the Nasdaq Global Select Market (“Nasdaq”) on June 29, 2022. Of this amount, 14,069,353 common shares were issued to Noteholders on June 30, 2022, representing our acquisition and cancellation of an aggregate principal amount of Notes of $63.1 million.

•

On the final closing on July 18, 2022 (the “Final Closing”), 11,896,536 common shares were issued to Noteholders, other than GCILP, based on the volume-weighted average trading price of the common shares on the Nasdaq for the 10 consecutive trading days beginning on, and including, June 30, 2022, being US$2.6245 (the “Averaging Price”).

•

In addition, on the Final Closing on July 18, 2022, 29,245,456 common shares were issued to GCILP based on a price per common share equal to the Averaging Price. Prior to the Exchange Transaction, GCILP held $200.0 million aggregate principal amount of Notes. Pursuant to the Exchange Transaction, we acquired and cancelled $100.0 million aggregate principal amount of such Notes held by GCILP.

The Notes were issued pursuant to an indenture dated June 20, 2018, as supplemented by supplement no. 1 to the indenture dated April 30, 2019 and supplement no. 2 to the indenture dated June 29, 2022 (collectively, the “Indenture”). As a result of supplement no. 2 to the Indenture dated June 29, 2022 (the “Second Supplemental Indenture”), we irrevocably surrendered our right to settle the conversion of any Note with our common shares. As a result, all conversions of Notes following the execution of the Second Supplemental Indenture will be settled entirely in cash.

Plan to Acquire Jetty

On May 17, 2022, we and Jetty entered into the Jetty Agreements, providing us with the right to acquire up to 100% of the outstanding equity interests in Jetty upon the occurrence of the Jetty Triggering Event.

The Jetty Agreements are structured as two separate option agreements whereby we have the right to acquire up to 100% of the equity interests in Jetty. As consideration for entering into the Jetty Agreements, we (i) made an upfront cash payment in the amount of $29.2 million (US$22.9 million), and (ii) issued 8,426,539 common shares with a fair value on closing of $59.1 million (US$45.9 million), for total consideration of $88.3 million.

The first option agreement is exercisable in two tranches, with the first tranche providing us with the option to acquire 52.78% of Jetty’s equity interests, exercisable following the occurrence of the Jetty Triggering Event. The second tranche provides us with the option to acquire 25% of Jetty’s equity interests for their fair market value, subject to certain adjustments. Additionally, we expect to make deferred payments computed based on a pre-determined contractual formula. The second option agreement provides us with an option to acquire 22.22% of Jetty’s equity interests, exercisable following the occurrence of the Jetty Triggering Event.

Until such time as we elect to exercise our rights to acquire Jetty, we will have no direct or indirect economic or voting interests in Jetty, we will not directly or indirectly control Jetty, and we and Jetty will continue to operate independently of one another. Refer to Note 9 of the Interim Financial Statements for further information regarding the plan to acquire Jetty.

BioSteel, and NHL and NHLPA Partnership

On July 7, 2022, BioSteel, the National Hockey League (“NHL”) and the National Hockey League Players’ Association (“NHLPA”) announced a new multi-year partnership naming BioSteel the Official Hydration Partner of the NHL and NHLPA. This new partnership will provide the BioSteel brand with League-wide rinkside marketing and product supply rights, retail activation rights, community engagement platforms, and player marketing and activation rights. Beginning in the 2022-2023 NHL regular season, fans will see NHL players hydrating with BioSteel during every NHL game in North America. BioSteel products will be featured on each bench, penalty box and goal net. Additionally, BioSteel will have a year-round platform to activate brand programming with NHL marks, logos, teams and players.

Part 2 - Results of Operations

Discussion of First Quarter of Fiscal 2023 Results of Operations

	Three months ended June 30,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2022	2021	$ Change	% Change
Selected consolidated financial information:
Net revenue	$110,115	$136,209	$(26,094)	(19%)
Gross margin percentage	(1%)	20%	-	(2,100) bps
Net (loss) income	$(2,087,556)	$389,955	$(2,477,511)	(635%)
Net (loss) income attributable to Canopy Growth Corporation	$(2,083,148)	$392,418	$(2,475,566)	(631%)
Basic (loss) earnings per share[1]	$(5.23)	$1.02	$(6.25)	(613%)
Diluted (loss) earnings per share[1]	$(5.23)	$0.84	$(6.07)	(723%)

[1]For the three months ended June 30, 2022, the weighted average number of outstanding common shares, basic and diluted, totaled 398,467,568. For the three months ended June 30, 2021, the weighted average number of outstanding common shares, basic and diluted, totaled 384,055,133 and 404,546,243, respectively.

Revenue

We report net revenue in two segments: (i) global cannabis; and (ii) other consumer products. The following tables present segmented net revenue, by channel and by form, for the three months ended June 30, 2022 and 2021:

Revenue by Channel	Three months ended June 30,
(in thousands of Canadian dollars)	2022	2021	$ Change	% Change
Canadian recreational cannabis net revenue
Business-to-business[1]	$26,540	$42,693	$(16,153)	(38%)
Business-to-consumer	12,435	17,344	(4,909)	(28%)
	38,975	60,037	(21,062)	(35%)
Canadian medical cannabis net revenue[2]	13,440	13,492	(52)	-
	52,415	73,529	(21,114)	(29%)
International and other revenue
C3	-	11,443	(11,443)	(100%)
Other[3]	13,781	7,967	5,814	73%
	13,781	19,410	(5,629)	(29%)
Global cannabis net revenue	66,196	92,939	(26,743)	(29%)

Other consumer products
Storz & Bickel	15,643	24,070	(8,427)	(35%)
This Works	5,520	6,551	(1,031)	(16%)
BioSteel[4]	17,888	6,661	11,227	169%
Other	4,868	5,988	(1,120)	(19%)
Other consumer products revenue	43,919	43,270	649	1%

Net revenue	$110,115	$136,209	$(26,094)	(19%)

[1] Reflects excise taxes of $11,591 and other revenue adjustments, representing our determination of returns and pricing adjustments, of $550 for the three months ended June 30, 2022 (three months ended June 30, 2021 - excise taxes of $17,834 and other revenue adjustments of $3,000).

[2] Reflects excise taxes of $1,156 for the three months ended June 30, 2022 (three months ended June 30, 2021 - $1,380).
[3] Reflects other revenue adjustments of $666 for the three months ended June 30, 2022 (three months ended June 30, 2021 - $377)
[4] Reflects other revenue adjustments of $1,682 for the three months ended June 30, 2022 (three months ended June 30, 2021 - $1,937)

Revenue by Form	Three months ended June 30,
(in thousands of Canadian dollars)	2022	2021	$ Change	% Change
Canadian recreational cannabis
Dry bud[1]	$38,565	$65,970	$(27,405)	(42%)
Oils and softgels[1]	5,152	5,741	(589)	(10%)
Beverages, edibles, topicals and vapes[1]	7,399	9,160	(1,761)	(19%)
Other revenue adjustments	(550)	(3,000)	2,450	82%
Excise taxes	(11,591)	(17,834)	6,243	35%
	38,975	60,037	(21,062)	(35%)
Medical cannabis and other
Dry bud	14,239	9,611	4,628	48%
Oils and softgels	9,172	20,516	(11,344)	(55%)
Beverages, edibles, topicals and vapes	4,966	4,155	811	20%
Excise taxes	(1,156)	(1,380)	224	16%
	27,221	32,902	(5,681)	(17%)
Global cannabis net revenue	66,196	92,939	(26,743)	(29%)

Other consumer products
Storz & Bickel	15,643	24,070	(8,427)	(35%)
This Works	5,520	6,551	(1,031)	(16%)
BioSteel[2]	17,888	6,661	11,227	169%
Other	4,868	5,988	(1,120)	(19%)
Other consumer products revenue	43,919	43,270	649	1%

Net revenue	$110,115	$136,209	$(26,094)	(19%)

[1] Excludes the impact of other revenue adjustments.
[2] Includes the impact of other revenue adjustments.

Net revenue was $110.1 million in the first quarter of fiscal 2023, as compared to $136.2 million in the first quarter of fiscal 2022. The year-over-year decrease is attributable to a revenue decline of 29% in our global cannabis segment, which was primarily due to a decline in our organic Canadian recreational business and the divestiture of all of our interest in C3 Cannabinoid Compound Company GmbH (“C3”) in the fourth quarter of fiscal 2022. Revenue in our other consumer products segment grew 1% relative to the first quarter of fiscal 2022, as growth in our BioSteel business was largely offset by declines in our Storz & Bickel and This Works businesses.

Global cannabis

Net revenue from our global cannabis segment was $66.2 million in the first quarter of fiscal 2023, as compared to $92.9 million in the first quarter of fiscal 2022.

Canadian recreational cannabis net revenue was $39.0 million in the first quarter of fiscal 2023, as compared to $60.0 million in the first quarter of fiscal 2022.

•

Net revenue from the business-to-business channel was $26.5 million in the first quarter of fiscal 2023, as compared to $42.7 million in the first quarter of fiscal 2022. The year-over-year decrease is primarily attributable to (i) the continuing impacts of price compression resulting from increased competition; and (ii) lower sales in the value-priced dried flower category of the Canadian recreational market, as we have shifted towards premium and mainstream categories. These factors were partially offset by (i) a more favorable product mix due primarily to a decrease in the volume of value-priced dried product sold compared to the prior year; and (ii) a full quarter of net revenue contribution from Supreme Cannabis, which was acquired on June 22, 2021. Supreme Cannabis contributed net revenue of $5.3 million in the first quarter of fiscal 2023, as compared to $2.1 million in the first quarter of fiscal 2022.

•

Revenue from the business-to-consumer channel was $12.4 million in the first quarter of fiscal 2023, as compared to $17.3 million in the first quarter of fiscal 2022. The year-over-year decrease is primarily attributable to (i) the continuing rapid increase in the number of third-party owned retail stores across Canada, which has resulted in increased competition for traffic at our corporate-owned stores which we operate in certain provinces; and (ii) price compression resulting from the increased competition.

Canadian medical cannabis net revenue was $13.4 million in the first quarter of fiscal 2023, consistent with net revenue of $13.5 million in the first quarter of fiscal 2022.

International and other cannabis revenue was $13.8 million in the first quarter of fiscal 2023, as compared to $19.4 million in the first quarter of fiscal 2022.

•	The divestiture of C3 was completed on January 31, 2022, resulting in a decrease in revenue of $11.4 million as compared to the first quarter of fiscal 2022.
•

Other cannabis revenue was $13.8 million in the first quarter of fiscal 2023, a year-over-year increase of $5.8 million primarily attributable to (i) bulk cannabis sales, predominantly to Israel, in the amount of $3.6 million, which did not occur in the first quarter of fiscal 2022; (ii) growth in our global medical cannabis business, particularly in Australia; and (iii) growth in our U.S. CBD business associated with an opportunistic sale of bulk crude CBD resin.

Other consumer products

Revenue from our other consumer products segment was $43.9 million in the first quarter of fiscal 2023, as compared to $43.3 million in the first quarter of fiscal 2022.

•

Revenue from BioSteel was $17.9 million in the first quarter of fiscal 2023, a year-over-year increase of $11.2 million due primarily to (i) continued growth in our distribution channels and sales velocities across North America; and (ii) higher international sales of ready-to-drink products and beverage mixes.

•

Revenue from Storz & Bickel was $15.6 million in the first quarter of fiscal 2023, a year-over-year decrease of $8.4 million due primarily to the slowdown in consumer spending in North America and Europe, and temporary disruptions with certain distributors.

•

Revenue from This Works was $5.5 million in the first quarter of fiscal 2023, a year-over-year decrease of $1.0 million due primarily to (i) softer performance in certain of our product lines, which benefited during the period of COVID-19 restrictions in the first quarter of fiscal 2022; and (ii) the phasing of orders for certain of our products in Europe to the second quarter of fiscal 2023.

Cost of Goods Sold and Gross Margin

The following table presents cost of goods sold, gross margin and gross margin percentage on a consolidated basis for the three months ended June 30, 2022 and 2021:

	Three months ended June 30,
(in thousands of Canadian dollars except where indicated)	2022	2021	$ Change	% Change
Net revenue	$110,115	$136,209	$(26,094)	(19%)

Cost of goods sold	$111,507	$108,971	$2,536	2%
Gross margin	(1,392)	27,238	(28,630)	(105%)
Gross margin percentage	(1%)	20%	-	(2,100) bps

Cost of goods sold was $111.5 million in the first quarter of fiscal 2023, as compared to $109.0 million in the first quarter of fiscal 2022. Our gross margin was $(1.4) million in the first quarter of fiscal 2023, or (1%) of net revenue, as compared to a gross margin of $27.2 million and gross margin percentage of 20% of net revenue in the first quarter of fiscal 2022. The year-over-year decrease in the gross margin percentage was primarily attributable to:

•

In our Canadian recreational cannabis business, (i) the year-over-year decrease in net revenue; (ii) continued price compression; and (iii) the impact of the under-absorption of costs attributable to lower production volumes. These impacts were partially offset by the realized benefit of our cost savings program that we announced in April 2022;

•

A shift in the business mix relative to the first quarter of fiscal 2022 resulting from a (i) decrease in the proportionate revenue contribution from C3 relative to the first quarter of fiscal 2022, as a result of the completion of the divestiture of C3 on January 31, 2022; and (ii) a decrease in revenue from the higher-margin Storz & Bickel business;

•

Restructuring charges totaling $4.0 million relating to inventory write-downs resulting from the strategic changes to our business that were initiated in the fourth quarter of fiscal 2022, including the shift to a contract manufacturing model for certain product formats, and the closure of certain of our production facilities in fiscal 2022; and

•

A decrease in the amount of payroll subsidies received from the Canadian government, pursuant to a COVID-19 relief program, from $7.3 million in the first quarter of fiscal 2022 to $1.6 million in the first quarter of fiscal 2023.

Comparatively, our gross margin in the first quarter of fiscal 2022 was impacted by charges totaling $1.4 million relating to the flow-through of inventory step-up associated with the acquisition of Supreme Cannabis in the first quarter of fiscal 2022.

We report gross margin and gross margin percentage in two segments: (i) global cannabis; and (ii) other consumer products. The following table presents segmented gross margin and gross margin percentage for the three months ended June 30, 2022 and 2021:

	Three months ended June 30,
(in thousands of Canadian dollars except where indicated)	2022	2021	$ Change	% Change
Global cannabis segment
Cost of goods sold	$81,668	$79,570	$2,098	3%
Gross margin	(15,472)	13,369	(28,841)	(216%)
Gross margin percentage	(23%)	14%		(3,700) bps

Other consumer products segment
Cost of goods sold	$29,839	$29,401	$438	1%
Gross margin	14,080	13,869	211	2%
Gross margin percentage	32%	32%		- bps

Global cannabis

Gross margin for our global cannabis segment was $(15.5) million in the first quarter of fiscal 2023, or (23%) of net revenue, as compared to $13.4 million in the first quarter of fiscal 2022, or 14% of net revenue. The year-over-year decease in the gross margin percentage was primarily due to:

•

In our Canadian recreational cannabis business, (i) the year-over-year decrease in net revenue; (ii) continued price compression; and (iii) the impact of the under-absorption of costs attributable to lower production volumes. These impacts were partially offset by the realized benefit of our cost savings program that we announced in April 2022;

•

A shift in the business mix resulting from a decrease in the proportionate revenue contribution from C3 relative to the first quarter of fiscal 2022, as a result of the completion of the divestiture of C3 on January 31, 2022;

•

Restructuring charges totaling $4.0 million relating to inventory write-downs resulting from the previously-noted strategic changes to our business that were initiated in the fourth quarter of fiscal 2022; and

•

A decrease in the amount of payroll subsidies received from the Canadian government, pursuant to a COVID-19 relief program, from $7.3 million in the first quarter of fiscal 2022 to $1.6 million in the first quarter of fiscal 2023.

Other consumer products

Gross margin for our other consumer products segment was $14.1 million in the first quarter of fiscal 2023, or 32% of net revenue, relatively consistent with our gross margin and gross margin percentage of $13.9 million and 32% of net revenue, respectively, in the first quarter of fiscal 2022.

Operating Expenses

The following table presents operating expenses for the three months ended June 30, 2022 and 2021:

	Three months ended June 30,
(in thousands of Canadian dollars)	2022	2021	$ Change	% Change
Operating expenses
General and administrative	$28,371	$33,677	$(5,306)	(16%)
Sales and marketing	53,182	50,532	2,650	5%
Research and development	6,953	8,342	(1,389)	(17%)
Acquisition-related costs	4,193	5,780	(1,587)	(27%)
Depreciation and amortization	10,714	14,243	(3,529)	(25%)
Selling, general and administrative expenses	103,413	112,574	(9,161)	(8%)

Share-based compensation	5,439	11,427	(5,988)	(52%)
Share-based compensation related to acquisition milestones	-	1,699	(1,699)	(100%)
Share-based compensation expense	5,439	13,126	(7,687)	(59%)

Asset impairment and restructuring costs	1,727,985	89,249	1,638,736	1836%
Total operating expenses	$1,836,837	$214,949	$1,621,888	755%

Selling, general and administrative expenses

Selling, general and administrative expenses were $103.4 million in the first quarter of fiscal 2023, as compared to $112.6 million in the first quarter of fiscal 2022.

General and administrative expense was $28.4 million in the first quarter of fiscal 2023, as compared to $33.7 million in the first quarter of fiscal 2022. The year-over-year decrease is due primarily to:

•

The restructuring actions initiated in the fourth quarter of fiscal 2022, which included operational changes designed to align general and administrative costs with business objectives, and further streamline the organization to drive process-related efficiencies. We realized reductions relative to the first quarter of fiscal 2022 primarily in relation to (i) compensation and third-party costs for finance, information technology, legal and other administrative functions; and (ii) facilities and insurance costs.

•

The above cost reductions were partially offset by a year-over-year decrease in the amount of payroll subsidies received from the Canadian government pursuant to a COVID-19 relief program. We received $2.8 million in the first quarter of fiscal 2023, as compared to $12.7 million received in the first quarter of fiscal 2022.

Sales and marketing expense was $53.2 million in the first quarter of fiscal 2023, as compared to $50.5 million in the first quarter of fiscal 2022. The year-over-year increase is primarily due to (i) higher sponsorship fees associated with BioSteel’s partnership deals, and increased advertising, trade activity and promotion expenses associated with new product launches for BioSteel; (ii) higher advertising and marketing communication costs related to our summer beverage campaign, associated with several of the premium brands in our Canadian recreational cannabis portfolio; and (iii) increased sales and marketing costs associated with our acquisition of Supreme Cannabis, which closed on June 22, 2021.

Research and development expense was $7.0 million in the first quarter of fiscal 2023, as compared to $8.3 million in the first quarter of fiscal 2022. The year-over-year decrease is primarily attributable to cost reductions attributable to the previously-noted restructuring actions that were initiated in the fourth quarter of fiscal 2022. We continued to realize reductions in compensation costs and concluded or curtailed certain research and development projects as we rationalized our initiatives to focus on opportunities outside of pharmaceutical drug development. We also realized a reduction in research and development costs associated with the completion of the divestiture of C3 on January 31, 2022, which resulted in no costs being recorded in relation to C3 in the first quarter of fiscal 2023.

Acquisition-related costs were $4.2 million in the first quarter of fiscal 2023, as compared to $5.8 million in the first quarter of fiscal 2022. In the first quarter of fiscal 2023, costs were incurred primarily in relation to the plan to acquire Jetty, as described in the “Recent Developments” section above, and evaluating other potential acquisition opportunities. Comparatively, in the first quarter of fiscal 2022, costs were incurred primarily in relation to the acquisitions of Ace Valley and Supreme Cannabis, and evaluating other potential acquisition opportunities.

Depreciation and amortization expense was $10.7 million in the first quarter of fiscal 2023, as compared to $14.2 million in the first quarter of fiscal 2022. The year-over-year decrease is primarily attributable to (i) the previously-noted restructuring actions that were initiated in fiscal 2022; (ii) the decrease in amortization expense associated with the impairment of certain of our intellectual property intangible assets; and (iii) the completion of the divestiture of C3 on January 31, 2022, which resulted in no depreciation and amortization expense being recorded in relation to C3 in the first quarter of fiscal 2023. These decreases were partially offset by an increase in depreciation expense associated with our acquisition of Supreme Cannabis, which closed on June 22, 2021, and with the expansion of our Storz & Bickel facilities.

Share-based compensation expense

Share-based compensation expense was $5.4 million in the first quarter of fiscal 2023, as compared to $11.4 million in the first quarter of fiscal 2022. The year-over-year decrease is primarily attributable to the impact of our previously-noted restructuring actions, which resulted in 3.2 million stock option forfeitures in fiscal 2022 and 1.4 million stock option forfeitures in the first quarter of fiscal 2023. The decrease attributable to these forfeitures was partially offset by stock option grants totaling 3.1 million in mid-June 2022, which did not have a significant impact on share-based compensation expense in the first quarter of fiscal 2023.

Share-based compensation expense related to acquisition milestones was $nil in the first quarter of fiscal 2023, as compared to $1.7 million in the first quarter of fiscal 2022. The year-over-year decrease is primarily related to (i) the completion of vesting, in prior quarters, of the share-based compensation associated with certain of our acquisitions; and (ii) as a result of the restructuring actions completed in the fourth quarter of fiscal 2022, the acceleration of share-based compensation expense related to unvested milestones associated with acquisitions completed in prior fiscal years.

Asset impairment and restructuring costs

Asset impairment and restructuring costs recorded in operating expenses were $1.7 billion in the first quarter of fiscal 2023, as compared to $89.2 million in the first quarter of fiscal 2022.

Asset impairment and restructuring costs recorded in the first quarter of fiscal 2023 were primarily related to goodwill impairment losses of $1.7 billion, all of which was associated with our cannabis operations reporting unit in the global cannabis segment. Refer to “Impairment of Goodwill” in the “Critical Accounting Policies and Estimates” section below for further details of the goodwill impairment losses recognized in the first quarter of fiscal 2023. Additionally, we recognized incremental costs primarily associated with the restructuring actions completed in fiscal 2022, including the closure of certain of our Canadian production facilities, and operational changes initiated in the fourth quarter of fiscal 2022 to (i) implement cultivation-related efficiencies and improvements in the Canadian recreational cannabis business; and (ii) implement a flexible manufacturing platform, including contract manufacturing for certain product formats.

Comparatively, in the first quarter of fiscal 2022, we recognized asset impairment and restructuring costs in relation to (i) the strategic review of our business conducted as a result of acquisitions completed during that period, which resulted in the closure of our Niagara-on-the-Lake, Ontario and Langley, British Columbia facilities; and (ii) incremental costs associated with the closure of certain of our Canadian production facilities in December 2020. The charges recognized in the first quarter of fiscal 2022 primarily represented the difference between the net book value of the associated long-lived assets and their estimated fair value.

Other

The following table presents loss from equity method investments, other income (expense), net, and income tax expense for the three months ended June 30, 2022 and 2021:

	Three months ended June 30,
(in thousands of Canadian dollars)	2022	2021	$ Change	% Change
Loss from equity method investments	$-	$(100)	$100	100%
Other income (expense), net	(245,578)	580,666	(826,244)	(142%)
Income tax expense	(3,749)	(2,900)	(849)	(29%)

Loss from equity method investments

The loss from equity method investments was $nil in the first quarter of fiscal 2023, as compared to $0.1 million in the first quarter of fiscal 2022. The year-over-year decrease in the loss is primarily attributable to the impairment of our remaining investment in Agripharm Corp. (“Agripharm”) in the first quarter of fiscal 2022. As a result of this impairment, there were no remaining equity method investment balances at June 30, 2022.

Other income (expense), net

Other income (expense), net was an expense amount of $245.6 million in the first quarter of fiscal 2023, as compared to an income amount of $580.7 million in the first quarter of fiscal 2022. The year-over-year change of $826.2 million, from an income amount to an expense amount, is primarily attributable to:

•

Decrease in non-cash income of $290.9 million related to fair value changes on the warrant derivative liability associated with the Tranche B Warrants held by CBI (as defined in Note 26 of the Interim Financial Statements). The decrease of $25.4 million in the fair value of the warrant derivative liability (resulting in non-cash income) in the first quarter of fiscal 2023 is primarily attributable to a decrease of approximately 61% in our share price during the first quarter of fiscal 2023, further impacted by an increase in the risk-free interest rate and a shorter expected time to maturity of the Tranche B Warrants. Comparatively, the income amount recognized in the first quarter of fiscal 2022 of $316.3 million, associated with a decrease in the fair value of the warrant derivative liability, was primarily attributable to a decrease of approximately 26% in our share price during the first quarter of fiscal 2022, further impacted by a shorter expected time to maturity of the Tranche B Warrants.

•

Change of $385.0 million related to non-cash fair value changes on our other financial assets, from an income amount of $84.2 million in the first quarter of fiscal 2022 to an expense amount of $300.9 million in the first quarter of fiscal 2023. The expense amount in the first quarter of fiscal 2023 is primarily attributable to fair value decreases relating to our investments in (i) the exchangeable shares in the capital of TerrAscend Corp. (“TerrAscend”) ($138.0 million); (ii) the secured debentures issued by TerrAscend Canada Inc. (“TerrAscend Canada”) and Arise Bioscience, Inc. (“Arise Bioscience”) and associated warrants issued by TerrAscend (the “TerrAscend Warrants”) (totaling $62.0 million); and (iii) our option to acquire 1,072,450 common shares of TerrAscend (the “TerrAscend Option”) ($3.8 million), which were all driven largely by a decrease of approximately 59% in TerrAscend’s share price in the first quarter of fiscal 2023. Additionally, the fair value of our investment in the Wana financial instrument decreased $154.0 million, due primarily to changes in expectations of the future cash flows to be generated by Wana. These fair value decreases were partially offset by a fair value increase related to the Acreage call option in the amount of $60.0 million, as described below in our discussion of fair value changes on the liability arising from the Acreage Arrangement. Comparatively, in the first quarter of fiscal 2022 the income amount was primarily attributable to fair value increases relating to our investments in the TerrAscend exchangeable shares ($53.0 million), and the secured debentures issued by TerrAscend Canada and Arise Bioscience and associated TerrAscend Warrants (totaling $32.7 million), driven largely by (i) an increase of approximately 11% in TerrAscend’s share price in the first quarter of fiscal 2022; and (ii) re-assessments of the probability and timing of changes in federal laws in the United States regarding the permissibility of the cultivation, distribution or possession of marijuana.

•

Decrease in non-cash income of $103.0 million related to the non-cash fair value changes on the liability arising from the Acreage Arrangement, from an income amount of $150.0 million in the first quarter of fiscal 2022 to an income amount of $47.0 million in the first quarter of fiscal 2023. On a quarterly basis, we determine the fair value of the liability arising from the Acreage Arrangement using a probability-weighted expected return model, incorporating several potential scenarios and outcomes associated with the Acreage Amended Arrangement. The income amount recognized in the first quarter of fiscal 2023, associated with a decrease in the liability arising from the Acreage Arrangement to $nil, is primarily attributable to a decrease of approximately 61% in our share price during the first quarter of fiscal 2023, relative to a decrease of approximately 27% in Acreage’s share price during that same period. As a result, the model at June 30, 2022 reflects a lower estimated value of the Canopy Growth shares expected to be issued at the exchange ratio of 0.3048 upon a Triggering Event, relative to the estimated value of the Acreage shares expected to be acquired at that time (changes in our share price have a more significant impact on the model relative to changes in Acreage’s share price); in the first quarter of fiscal 2023, this resulted in a change from a liability amount to an asset amount of $60.0 million, with the asset recorded in other financial assets (see above). Comparatively, the income amount recognized in the first quarter of fiscal 2022, associated with a decrease in the liability arising from the Acreage Arrangement, was primarily attributable to a decrease of approximately 26% in our share price in the first quarter of fiscal 2022, relative to a decrease of approximately 27% in Acreage’s share price during that same period.

•

Change of $60.3 million related to the non-cash fair value changes on the Notes, from an income amount of $50.7 million in the first quarter of fiscal 2022 to an expense amount of $9.6 million in the first quarter of fiscal 2023. The year-over-year change is primarily due to the impact of the exchanges of our Notes in June 2022, as described above in “Recent

Developments”, including changes in credit spreads relative to the comparative fiscal period. Comparatively, the income amount recognized in the first quarter of fiscal 2022 was primarily due to the decline in our share price of approximately 26% during that period.

•

In the first quarter of fiscal 2023, we recognized charges in the amount of $19.2 million in connection with the Exchange Transaction described above in “Recent Developments”, in which we agreed to acquire and cancel approximately $262.6 million of aggregate principal amount of Notes from the Noteholders for an aggregate purchase price of $260.0 million, which was paid in our common shares. These charges primarily include (i) the recognition of a derivative liability in connection with the incremental common shares that were potentially issuable as at June 30, 2022 at the Averaging Price on the Final Closing, pursuant to the Exchange Agreements; partially offset by (ii) the release of amounts recorded in accumulated other comprehensive income in relation to the credit risk fair value adjustment associated with the portion of the Notes that were acquired and cancelled on June 30, 2022.

•

Change of $40.6 million related to non-cash fair value changes on acquisition related contingent consideration and other, from an expense amount of $0.2 million in the first quarter of fiscal 2022 to an income amount of $40.4 million in the first quarter of fiscal 2023. In the first quarter of fiscal 2023, we recorded fair value changes related to the estimated deferred payments associated with our investment in Wana. These fair value changes were primarily associated with changes in expectations of future cash flows to be generated by Wana.

Income tax expense

Income tax expense in the first quarter of fiscal 2023 was $3.7 million, compared to income tax expense of $2.9 million in the first quarter of fiscal 2022. In the first quarter of fiscal 2023, the income tax expense consisted of deferred income tax expense of $2.4 million (compared to a recovery of $0.6 million in the first quarter of fiscal 2022) and current income tax expense of $1.3 million (compared to an expense of $3.5 million in the first quarter of fiscal 2022).

The change of $3.0 million, from a deferred income tax recovery to deferred income tax expense is primarily a result of changes in the first quarter of fiscal 2023 in respect of the convertible senior notes and deferred tax liabilities that arose in connection with the required revaluation of the accounting carrying value, but not the tax basis, of property, plant and equipment, intangible assets, and other financial assets. In connection with certain deferred tax assets, mainly in respect to losses for tax purposes, where the accounting criteria for recognition of an asset has yet to be satisfied and it is not probable that they will be used, the deferred tax asset has not been recognized.

The decrease of $2.2 million in current income tax expense arose primarily in connection with divestitures, and legal entities that generated income for tax purposes that could not be reduced by the group’s tax attributes.

Net (Loss) Income

The net loss in the first quarter of fiscal 2023 was $2.1 billion, as compared to net income of $390.0 million in the first quarter of fiscal 2022. The year-over-year change from net income to a net loss is primarily attributable to (i) the year-over-year increase in asset impairment and restructuring costs, which was largely related to the goodwill impairment losses of $1.7 billion recorded in the first quarter of fiscal 2023; (ii) the year-over-year change in other income (expense), net, of $826.2 million, from an income amount to an expense amount; and (iii) the year-over-year decrease in our gross margin, which was only partially offset by the reduction in our total selling, general and administrative expense. These variances are described above.

Adjusted EBITDA (Non-GAAP Measure)

Our “Adjusted EBITDA” is a non-GAAP measure used by management that is not defined by U.S. GAAP and may not be comparable to similar measures presented by other companies. Management calculates Adjusted EBITDA as the reported net income (loss), adjusted to exclude income tax expense; other income (expense), net; loss on equity method investments; share-based compensation expense; depreciation and amortization expense; asset impairments and restructuring costs; restructuring costs recorded in cost of goods sold; and charges related to the flow-through of inventory step-up on business combinations, and further adjusted to remove acquisition-related costs. Asset impairments related to periodic changes to our supply chain processes are not excluded from Adjusted EBITDA given their occurrence through the normal course of core operational activities. Accordingly, management believes that Adjusted EBITDA provides meaningful and useful financial information as this measure demonstrates the operating performance of businesses.

The following table presents Adjusted EBITDA for the three months ended June 30, 2022 and 2021:

	Three months ended June 30,
(in thousands of Canadian dollars)	2022	2021	$ Change	% Change
Net (loss) income	$(2,087,556)	$389,955	$(2,477,511)	(635%)
Income tax expense	3,749	2,900	849	29%
Other (income) expense, net	245,578	(580,666)	826,244	142%
Loss on equity method investments	-	100	(100)	(100%)
Share-based compensation[1]	5,439	13,126	(7,687)	(59%)
Acquisition-related costs	4,193	5,780	(1,587)	(27%)
Depreciation and amortization[1]	21,851	25,132	(3,281)	(13%)
Asset impairment and restructuring costs	1,727,985	78,618	1,649,367	2098%
Restructuring costs recorded in cost of goods sold	3,961	-	3,961	100%
Charges related to the flow-through of inventory step-up on business combinations	-	1,414	(1,414)	(100%)
Adjusted EBITDA	$(74,800)	$(63,641)	$(11,159)	(18%)

[1] From Statements of Cash Flows.

The Adjusted EBITDA loss in the first quarter of fiscal 2023 was $74.8 million, as compared to an Adjusted EBITDA loss of $63.6 million in the first quarter of fiscal 2022. The year-over-year increase in the Adjusted EBITDA loss is primarily attributable to the year-over-year decrease in our gross margin, partially offset by the reduction in our total selling, general and administrative expense. These variances are described above.

Part 3 – Financial Liquidity and Capital Resources

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. As of June 30, 2022, we had cash and cash equivalents of $769.5 million and short-term investments of $447.6 million, which are predominantly invested in liquid securities issued by the United States and Canadian governments. Additionally, we have capacity of up to an additional US$500.0 million available under the Credit Facility (as defined below). In evaluating our capital requirements, including the impact, if any, on our business from the COVID-19 pandemic, and our ability to fund the execution of our strategy, we believe we have adequate available liquidity to enable us to meet our working capital and other operating requirements, fund growth initiatives and capital expenditures, settle our liabilities, and repay scheduled principal and interest payments on debt for at least the next twelve months.

Our objective is to generate sufficient cash to fund our operating requirements and expansion plans. While we have incurred net losses on a U.S. GAAP basis and Adjusted EBITDA losses to date, and our cash and cash equivalents have decreased $6.5 million from March 31, 2022 (and, together with short-term investments, decreased $154.5 million from March 31, 2022), as discussed in the “Cash Flows” section below, management anticipates the success and eventual profitability of the business. We have also ensured that we have access to public capital markets through our U.S. and Canadian public stock exchange listings, and in March 2021, we entered into a credit agreement (the “Credit Agreement”) with the lenders and Wilmington Trust, National Association, as administrative agent and collateral agent for the lenders. The Credit Agreement provides for a credit facility (the “Credit Facility”) in the initial aggregate principal amount of US$750.0 million. We continue to review and pursue selected external financing sources to ensure adequate financial resources. These potential sources include, but are not limited to (i) obtaining financing from traditional or non-traditional investment capital organizations; (ii) obtaining funding from the sale of our common shares or other equity or debt instruments; and (iii) obtaining debt financing with lending terms that more closely match our business model and capital needs.

There can be no assurance that we will gain adequate market acceptance for our products or be able to generate sufficient positive cash flow to achieve our business plans. In the first quarter of fiscal 2023, our purchases of and deposits on property, plant and equipment totaled $2.3 million, which were funded out of available cash, cash equivalents and short-term investments. We expect to continue funding these purchases with our available cash, cash equivalents and short-term investments. Therefore, we are subject to risks including, but not limited to, our inability to raise additional funds through debt and/or equity financing to support our continued development, including capital expenditure requirements, operating requirements and to meet our liabilities and commitments as they come due.

Cash Flows

	Three months ended June 30,
(in thousands of Canadian dollars)	2022	2021
Net cash (used in) provided by:
Operating activities	$(140,515)	$(165,780)
Investing activities	121,417	(374,559)
Financing activities	(1,044)	(44,968)
Effect of exchange rate changes on cash and cash equivalents	13,632	(9,506)
Net decrease in cash and cash equivalents	(6,510)	(594,813)
Cash and cash equivalents, beginning of period	776,005	1,154,653
Cash and cash equivalents, end of period	$769,495	$559,840

Operating activities

Cash used in operating activities totaled $140.5 million in the first quarter of fiscal 2023, as compared to cash used of $165.8 million in the first quarter of fiscal 2022. The decrease in the cash used in operating activities is primarily due to the year-over-year improvement in our working capital spending, and a reduction in payments made in respect of other liabilities relative to the first quarter of fiscal 2022. These factors were partially offset by the year-over-year decrease in our gross margin. These variances are described above.

Investing activities

The cash provided by investing activities totaled $121.4 million in the first quarter of fiscal 2023, as compared to cash used of $374.6 million in the first quarter of fiscal 2022.

In the first quarter of fiscal 2023, purchases of property, plant and equipment were $2.3 million, primarily related to improvements made at certain of our Canadian cultivation and production facilities. Comparatively, in the first quarter of fiscal 2022, we invested $20.3 million in our production infrastructure in the United States and an expansion of our Storz & Bickel facilities. The year-over-year decrease is primarily due to (i) the substantial completion of the infrastructure projects that were in progress in fiscal 2022; and (ii) optimizing our capital expenditures as part of the previously-noted restructuring actions, particularly those actions that were initiated in the fourth quarter of fiscal 2022.

In the first quarter of fiscal 2023, our strategic investments in other financial assets were $29.2 million and related primarily to the upfront payment made as consideration for entering the Jetty Agreements, as described in “Recent Developments” above. Comparatively, in the first quarter of fiscal 2022, we completed the acquisitions of Ace Valley and Supreme Cannabis, with the net cash outflow totaling $8.9 million.

Net redemptions of short-term investments in the first quarter of fiscal 2023 were $154.0 million, as compared to net purchases of $346.6 million in the first quarter of fiscal 2022. The year-over-year change reflects the redemption of our short-term investments, largely to fund operations and for the investing activities described above.

Finally, in the first quarter of fiscal 2022, we received proceeds of $10.3 million from the sale of certain wholly-owned subsidiaries. Our other investing activities resulted in a cash outflow of $8.4 million, primarily related to the payment of acquisition-related liabilities, as we continued to draw-down on the amounts owing in relation to acquisitions completed in prior years.

Financing activities

The cash used in financing activities in the first quarter of fiscal 2023 was $1.0 million, as compared to cash used of $45.0 million in the first quarter of fiscal 2022. In the first quarter of fiscal 2022, we made repayments of long-term debt in the amount of $48.1 million, primarily related to the term loan assumed upon the completion of the acquisition of Supreme Cannabis on June 22, 2021.

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

	Three months ended June 30,
(in thousands of Canadian dollars)	2022	2021
Net cash used in operating activities	$(140,515)	$(165,780)
Purchases of and deposits on property, plant and equipment	(2,293)	(20,279)
Free cash flow[1]	$(142,808)	$(186,059)

[1]Free cash flow is a non-GAAP measure, and is calculated as net cash provided by (used in) operating activities, less purchases of and deposits on property, plant and equipment.

Free cash flow in the first quarter of fiscal 2023 was an outflow of $142.8 million, as compared to an outflow of $186.1 million in the first quarter of fiscal 2022. The year-over-year decrease in the outflow reflects the decrease in the cash used for operating activities, as described above, and the reduction in purchases of property, plant and equipment associated with (i) the substantial completion of the infrastructure projects that were in progress in fiscal 2022; and (ii) optimizing our capital expenditures as part of the previously-noted restructuring actions, particularly those actions that were initiated in the fourth quarter of fiscal 2022.

Debt

Since our formation, we have financed our cash requirements primarily through the issuance of common shares, including the $5.1 billion investment by CBI in the third quarter of fiscal 2019, and debt. Total debt outstanding as of June 30, 2022 was $1.5 billion, consistent with $1.5 billion as of March 31, 2022. The total principal amount owing, which excludes fair value adjustments related to the Notes, was $1.5 billion at June 30, 2022, consistent with $1.5 billion at March 31, 2022, as the acquisition and cancellation of $262.6 million of aggregate principal amount of the Notes from the Noteholders, as described above in “Recent Developments”, was largely offset by the impact of changes in the U.S. dollar against the Canadian dollar on amounts borrowed on the Credit Facility (see below).

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

Notes

In June 2018, we issued the Notes with an aggregate principal amount of $600.0 million. The Notes bear interest at a rate of 4.25% per annum, payable semi-annually on January 15th and July 15th of each year commencing January 15, 2019. The Notes mature on July 15, 2023. As described above in “Recent Developments”, in June 2022 in connection with the Exchange Transaction, we entered into the Exchange Agreements with the Noteholders and agreed to acquire and cancel approximately $262.6 million of aggregate principal amount of the Notes from the Noteholders for an aggregate purchase price (excluding $5.4 million paid in cash to the Noteholders for accrued and unpaid interest) of $260.0 million which was paid in our common shares.

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

Contractual Obligations and Commitments

Other than the changes to our Notes pursuant to the Exchange Transactions, as described above in “Recent Developments”, there have been no material changes to our contractual obligations and commitments from the information provided in the MD&A section in our Annual Report.

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

Impairment of goodwill

As a result of the continued decline in the price of our common shares in the first quarter of fiscal 2023, we determined there to be an indicator of impairment for the cannabis operations reporting unit in the global cannabis segment. As a result, we performed a quantitative interim goodwill impairment assessment for the cannabis operations reporting unit as of June 30, 2022. We concluded that the carrying value of the cannabis operations reporting unit was higher than its estimated fair value, and a goodwill impairment loss totaling $1.7 billion was recognized in the first quarter of fiscal 2023, representing the entirety of the goodwill assigned to the cannabis operations reporting unit.

The estimated fair value of the cannabis operations reporting unit was determined using the market valuation method, which is consistent with the methodology used for our annual impairment test conducted at March 31, 2022. The most significant assumptions used in applying this method were (i) the price of our common shares; and (ii) the estimated control premium associated with ownership of our common shares.

For the remaining reporting units, we do not believe that an event occurred or circumstances changed during the first quarter of fiscal 2023 that would, more likely than not, reduce the fair value of these reporting units below their carrying value. Therefore, we concluded that the quantitative goodwill impairment assessment was not required. The carrying value of goodwill associated with all other reporting units was $138.4 million at June 30, 2022.

We are required to perform the next annual goodwill impairment analysis on March 31, 2023, or earlier should there be an event that occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

A hypothetical 10% change in the U.S. dollar against the Canadian dollar compared to the exchange rate at June 30, 2022, would affect the carrying value of net assets by approximately $1.6 million, with a corresponding impact to the foreign currency translation account within accumulated other comprehensive income (loss). A hypothetical 10% change in the euro against the Canadian dollar compared to the exchange rate at June 30, 2022, would affect the carrying value of net assets by approximately $24.2 million, with a corresponding impact to the foreign currency translation account within accumulated other comprehensive income (loss).

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

Interest rate risk

Our cash equivalents and short-term investments are held in both fixed-rate and adjustable-rate securities. Investments in fixed-rate instruments carry a degree of interest rate risk. The fair value of fixed-rate securities may be adversely impacted due to a rise in interest rates. Additionally, a falling-rate environment creates reinvestment risk because as securities mature, the proceeds are reinvested at a lower rate, generating less interest income. As at June 30, 2022, our cash and cash equivalents, and short-term investments consisted of $0.8 billion, in interest rate sensitive instruments (March 31, 2022 – $0.9 billion).

Our financial liabilities consist of long-term fixed rate debt and floating-rate debt. Fluctuations in interest rates could impact our cash flows, primarily with respect to the interest payable on floating-rate debt.

	Aggregate Notional Value		Fair Value		Decrease in Fair Value - Hypothetical 1% Rate Increase
	June 30, 2022	March 31, 2022	June 30, 2022	March 31, 2022	June 30, 2022	March 31, 2022
Convertible senior notes	$536,902	$600,000	$494,416	$563,958	$(4,510)	$(6,600)
Fixed interest rate debt	41,151	43,386	N/A	N/A	N/A	N/A
Variable interest rate debt	922,150	893,647	N/A	N/A	N/A	N/A

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

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There have been no changes in our “internal control over financial reporting” (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In November 2019, the Company and certain of its current and former executives were named as defendants in a purported class action lawsuit filed in the U.S. District Court for the District of New Jersey (the “Court") captioned Ortiz v. Canopy Growth Corporation et al., No. 2:19-cv-20543-KM-ESK. The plaintiffs alleged that the defendants made false and/or misleading statements and/or failed to disclose material adverse facts, regarding Canopy Growth’s receivables, business, operations and prospects relating to, among other things, the demand for its softgel and oil products. Pursuant to documents filed with the Court on February 4, 2022, the Company reached an agreement to settle the class action. The agreement does not constitute any admission of liability or wrongdoing by the Company or its executives. The agreement expressly provides that the Company denies any misconduct or wrongdoing. The agreement was subject to approval by the Court and other terms. On February 7, 2022, Judge McNulty granted an order preliminarily approving the settlement. The Court approved the plaintiff’s motion for final approval of the settlement on June 7, 2022.

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

4.1

Second Supplemental Indenture, dated as of June 29, 2022, by and among Canopy Growth Corporation, Computershare Trust Company, N.A., as U.S. trustee and Computershare Trust Company of Canada, as Canadian trustee (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 5, 2022).

10.1+

Amendment to Executive Employment Agreement of David Klein, dated June 14, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 17, 2022).

10.2+

Amendment to Service Delivery Agreement, by and among Canopy Growth USA LLC, Brand House Group, N.A. Corporation and Julious Grant, dated June 14, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on June 17, 2022).

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

CANOPY GROWTH CORPORATION

Date: August 9, 2022	By:	/s/ David Klein
David Klein
Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2022	By:	/s/ Judy Hong
Judy Hong
Chief Financial Officer (Principal Financial Officer)