Form 10-Q
period 2022-09-30
Canopy Growth Corp
filed 2022-11-09
CIK 1737927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 8, 2022, there were 485,933,246 common shares of the registrant issued and outstanding.

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

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(in thousands of Canadian dollars, except number of shares and per share data, unaudited)

	September 30, 2022	March 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$746,719	$776,005
Short-term investments	396,702	595,651
Restricted short-term investments	12,352	12,216
Amounts receivable, net	108,236	96,443
Inventory	211,209	204,387
Prepaid expenses and other assets	62,957	52,700
Total current assets	1,538,175	1,737,402
Other financial assets	625,059	800,328
Property, plant and equipment	864,523	942,780
Intangible assets	223,501	252,695
Goodwill	136,513	1,866,503
Other assets	14,499	15,342
Total assets	$3,402,270	$5,615,050

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$68,203	$64,270
Other accrued expenses and liabilities	88,577	75,278
Current portion of long-term debt	321,976	9,296
Other liabilities	63,645	64,054
Total current liabilities	542,401	212,898
Long-term debt	1,032,134	1,491,695
Deferred income tax liabilities	9,758	15,991
Liability arising from Acreage Arrangement	-	47,000
Warrant derivative liability	691	26,920
Other liabilities	153,257	190,049
Total liabilities	1,738,241	1,984,553
Commitments and contingencies
Redeemable noncontrolling interest	35,900	36,200
Canopy Growth Corporation shareholders' equity:
Common shares - $nil par value; Authorized - unlimited number of shares; Issued - 480,260,882 shares and 394,422,604 shares, respectively	7,818,089	7,482,809
Additional paid-in capital	2,516,811	2,519,766
Accumulated other comprehensive loss	(33,707)	(42,282)
Deficit	(8,676,020)	(6,370,337)
Total Canopy Growth Corporation shareholders' equity	1,625,173	3,589,956
Noncontrolling interests	2,956	4,341
Total shareholders' equity	1,628,129	3,594,297
Total liabilities and shareholders' equity	$3,402,270	$5,615,050

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in thousands of Canadian dollars, except number of shares and per share data, unaudited)

	Three months ended September 30,		Six months ended September 30,
	2022	2021	2022	2021
Revenue	$130,359	$145,648	$253,221	$301,071
Excise taxes	12,496	14,274	25,243	33,488
Net revenue	117,863	131,374	227,978	267,583
Cost of goods sold	114,042	202,514	225,549	311,485
Gross margin	3,821	(71,140)	2,429	(43,902)
Operating expenses
Selling, general and administrative expenses	125,842	125,756	229,255	238,330
Share-based compensation	9,858	15,953	15,297	29,079
Asset impairment and restructuring costs	43,968	2,510	1,771,953	91,759
Total operating expenses	179,668	144,219	2,016,505	359,168
Operating loss	(175,847)	(215,359)	(2,014,076)	(403,070)
Loss from equity method investments	-	-	-	(100)
Other income (expense), net	(47,844)	195,821	(293,422)	776,487
(Loss) income before income taxes	(223,691)	(19,538)	(2,307,498)	373,317
Income tax (expense) recovery	(8,220)	3,207	(11,969)	307
Net (loss) income	(231,911)	(16,331)	(2,319,467)	373,624
Net loss attributable to noncontrolling interests and redeemable noncontrolling interest	(10,105)	(5,273)	(14,513)	(7,736)
Net (loss) income attributable to Canopy Growth Corporation	$(221,806)	$(11,058)	$(2,304,954)	$381,360

Basic (loss) earnings per share	$(0.47)	$(0.03)	$(5.30)	$0.98
Basic weighted average common shares outstanding	471,592,150	393,274,758	435,229,653	388,696,975

Diluted (loss) earnings per share	$(0.47)	$(0.03)	$(5.30)	$0.72
Diluted weighted average common shares outstanding	471,592,150	393,274,758	435,229,653	409,158,915

Comprehensive (loss) income:
Net (loss) income	$(231,911)	$(16,331)	$(2,319,467)	$373,624
Other comprehensive income (loss), net of income tax effect
Fair value changes of own credit risk of financial liabilities	1,249	9,420	28,309	10,080
Foreign currency translation	9,015	24,650	9,773	(3,288)
Total other comprehensive income (loss), net of income tax effect	10,264	34,070	38,082	6,792
Comprehensive (loss) income	(221,647)	17,739	(2,281,385)	380,416
Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interest	(10,105)	(5,273)	(14,513)	(7,736)
Comprehensive (loss) income attributable to Canopy Growth Corporation	$(211,542)	$23,012	$(2,266,872)	$388,152

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of Canadian dollars, unaudited)

		Additional paid-in capital				Accumulated
	Common shares	Share-based reserve	Warrants	Ownership changes	Redeemable noncontrolling interest	other comprehensive income (loss)	Deficit	Noncontrolling interests	Total
Balance at March 31, 2022	$7,482,809	$492,041	$2,581,788	$(509,723)	$(44,340)	$(42,282)	$(6,370,337)	$4,341	$3,594,297
Cumulative effect from adoption of ASU 2020-06	-	4,452	-	-	-	-	(729)	-	3,723
Other issuances of common shares and warrants	60,222	(353)	-	-	-	-	-	-	59,869
Exercise of Omnibus Plan stock options	1,506	(1,236)	-	-	-	-	-	-	270
Share-based compensation	-	14,838	-	-	-	-	-	-	14,838
Issuance and vesting of restricted share units	8,287	(8,287)	-	-	-	-	-	-	-
Changes in redeemable noncontrolling interest	-	-	-	-	(12,369)	-	-	12,669	300
Ownership changes relating to noncontrolling interests	-	-	-	-	-	-	-	459	459
Settlement of unsecured senior notes	265,265	-	-	-	-	(29,507)	-	-	235,758
Comprehensive income (loss)	-	-	-	-	-	38,082	(2,304,954)	(14,513)	(2,281,385)
Balance at September 30, 2022	$7,818,089	$501,455	$2,581,788	$(509,723)	$(56,709)	$(33,707)	$(8,676,020)	$2,956	$1,628,129

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

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of Canadian dollars, unaudited)

	Six months ended September 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(2,319,467)	$373,624
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	29,608	37,108
Amortization of intangible assets	13,536	16,804
Share of loss on equity method investments	-	100
Share-based compensation	15,297	29,079
Asset impairment and restructuring costs	1,783,784	80,690
Income tax expense (recovery)	11,969	(307)
Non-cash fair value adjustments and charges related to settlement of unsecured senior notes	231,704	(834,090)
Change in operating assets and liabilities, net of effects from purchases of businesses:
Amounts receivable	(11,793)	12,354
Inventory	(6,822)	(3,423)
Prepaid expenses and other assets	(17,567)	40,208
Accounts payable and accrued liabilities	14,842	3,778
Other, including non-cash foreign currency	(19,006)	(7,670)
Net cash used in operating activities	(273,915)	(251,745)
Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(4,308)	(35,658)
Purchases of intangible assets	(938)	(2,729)
Proceeds on sale of property, plant and equipment	10,784	2,290
Redemption (purchases) of short-term investments	211,092	(705)
Net cash proceeds on sale of subsidiaries	12,432	10,324
(Investment in) sale of other financial assets	(29,205)	110
Net cash outflow on acquisition of subsidiaries	-	(9,070)
Other investing activities	7,143	(10,859)
Net cash provided by (used in) investing activities	207,000	(46,297)
Cash flows from financing activities:
Proceeds from issuance of common shares and warrants	856	1,460
Proceeds from exercise of stock options	270	4,886
Repayment of long-term debt	(423)	(49,991)
Other financing activities	(13,116)	(3,036)
Net cash used in financing activities	(12,413)	(46,681)
Effect of exchange rate changes on cash and cash equivalents	50,042	(2,309)
Net decrease in cash and cash equivalents	(29,286)	(347,032)
Cash and cash equivalents, beginning of period	776,005	1,154,653
Cash and cash equivalents, end of period	$746,719	$807,621

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of Canadian dollars, unaudited)

	Six months ended September 30,
	2022	2021
Supplemental disclosure of cash flow information
Cash received during the period:
Income taxes	$4,709	$87
Interest	$13,092	$9,269
Cash paid during the period:
Income taxes	$665	$334
Interest	$66,927	$60,017
Noncash investing and financing activities
Additions to property, plant and equipment	$211	$2,961

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

NOTES TO THE CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of Canadian dollars, unaudited, unless otherwise indicated)

1. DESCRIPTION OF BUSINESS

Canopy Growth Corporation is a publicly traded corporation, incorporated in Canada, with its head office located at 1 Hershey Drive, Smiths Falls, Ontario. References herein to “Canopy Growth” or “the Company” refer to Canopy Growth Corporation and its subsidiaries.

The principal activities of the Company are the production, distribution and sale of a diverse range of cannabis and cannabinoid-based products for both adult recreational and medical purposes under a portfolio of distinct brands in Canada pursuant to the Cannabis Act, which came into effect on October 17, 2018 and regulates both the medical and recreational cannabis markets in Canada. The Company has also expanded to jurisdictions outside of Canada where cannabis and/or hemp is federally permissible and regulated, and the Company, through its subsidiaries, operates in the United States, Germany, and certain other global markets. Additionally, the Company produces, distributes and sells a range of other consumer products globally, including vaporizers; beauty, skincare, wellness and sleep products; and sports nutrition beverages.

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

3. ASSET IMPAIRMENT AND RESTRUCTURING COSTS

In the three months ended June 30, 2022, the Company performed a quantitative goodwill impairment assessment for the cannabis operations reporting unit in the global cannabis segment, and recognized impairment losses totaling $1,725,368. Refer to Note 12 for further details. Additionally, in the three months ended June 30, 2022, the Company recognized incremental costs primarily associated with the restructuring actions completed in the year ended March 31, 2022, including the closure of certain of its Canadian production facilities, and other operational changes initiated in the three months ended March 31, 2022 to: (i) implement cultivation-related efficiencies and improvements in the Canadian recreational cannabis business, and (ii) implement a flexible manufacturing platform, including contract manufacturing for certain product formats.

In the three months ended September 30, 2022, the Company recorded asset impairment and restructuring costs primarily related to:

•
Impairment losses associated with the planned divestiture of the Company's Canadian retail operations. The Company entered into the following two agreements to divest its retail business in Canada, which includes the retail stores operating under the Tweed and Tokyo Smoke banners:
(i)
An agreement with OEG Retail Cannabis (“OEGRC”), an existing Canopy Growth licensee partner, for OEGRC to acquire ownership of 23 of the Company's corporate-owned retail stores in Manitoba, Saskatchewan and Newfoundland and Labrador, as well as all Tokyo Smoke-related intellectual property (the “OEGRC Transaction”). Pursuant to the OEGRC Agreement, any acquired retail stores branded as Tweed will be rebranded by OEGRC, and the master franchise agreement between the Company and OEGRC pursuant to which OEGRC licenses the Tokyo Smoke brand in Ontario will be terminated upon closing of the transaction.
(ii)
An agreement with 420 Investments Ltd. (“FOUR20”), a licensed cannabis retailer, pursuant to which FOUR20 will acquire ownership of five of the Company's corporate-owned retail stores in Alberta (the “FOUR20 Transaction”). Pursuant to the FOUR20 Agreement, the stores will be rebranded under FOUR20's retail banner upon closing of the transaction.

Closing of the OEGRC Transaction remains subject to regulatory approvals and other customary closing conditions. The FOUR20 Transaction closed on October 26, 2022. In connection with this planned divestiture, the Company recorded write-downs of property, plant and equipment, operating licenses and brand intangible assets, right-of-use assets, and certain other assets due to the excess of their carrying values over their estimated fair values.

•
Incremental costs primarily associated with the restructuring actions completed in the year ended March 31, 2022, including the closure of certain of the Company's Canadian production facilities.
•
Goodwill impairment losses of $2,311 associated with one of the Company's reporting units (refer to Note 12 for further details) and asset impairment charges relating to certain acquired brand intangible assets.

As a result, in the three and six months ended September 30, 2022, the Company recognized asset impairment and restructuring costs of $43,968 and $1,771,953, respectively (three and six months ended September 30, 2021 – $2,510 and $91,759, respectively).

4. CASH AND CASH EQUIVALENTS

The components of cash and cash equivalents are as follows:

	September 30,	March 31,
	2022	2022
Cash	$428,289	$470,682
Cash equivalents	318,430	305,323
	$746,719	$776,005

5. SHORT-TERM INVESTMENTS

The components of short-term investments are as follows:

	September 30,	March 31,
	2022	2022
Term deposits	$229,711	$319,092
Government securities	12,844	22,253
Asset-backed securities	2,318	21,905
Commercial paper and other	151,829	232,401
	$396,702	$595,651

The amortized cost of short-term investments at September 30, 2022 is $391,918 (March 31, 2022 – $599,862).

6. AMOUNTS RECEIVABLE, NET

The components of amounts receivable, net are as follows:

	September 30,	March 31,
	2022	2022
Accounts receivable, net	$91,097	$78,059
Indirect taxes receivable	7,849	7,524
Interest receivable	4,616	4,406
Other receivables	4,674	6,454
	$108,236	$96,443

Included in the accounts receivable, net balance at September 30, 2022 is an allowance for doubtful accounts of $6,303 (March 31, 2022 – $4,764).
7. INVENTORY

The components of inventory are as follows:

	September 30,	March 31,
	2022	2022
Raw materials, packaging supplies and consumables	$31,270	$26,821
Work in progress	59,880	65,245
Finished goods	120,059	112,321
	$211,209	$204,387

In the three and six months ended September 30, 2022, the Company recorded write-downs related to inventory in cost of goods sold of $10,977 and $23,158, respectively (three and six months ended September 30, 2021 – $86,837 and $92,851, respectively).

8. PREPAID EXPENSES AND OTHER ASSETS

The components of prepaid expenses and other assets are as follows:

	September 30,	March 31,
	2022	2022
Prepaid expenses	$40,679	$23,041
Deposits	8,482	10,145
Prepaid inventory	661	449
Other assets	13,135	19,065
	$62,957	$52,700

9. OTHER FINANCIAL ASSETS

The following table outlines changes in other financial assets. Additional details on how the fair value of significant investments is calculated are included in Note 21.

					Foreign
		Balance at			currency		Balance at
		March 31,		Fair value	translation		September 30,
Entity	Instrument	2022	Additions	changes	adjustments	Other	2022
Acreage[1]	Option	$-	$-	$72,000	$-	$-	$72,000
TerrAscend Exchangeable Shares	Exchangeable shares	229,000	-	(175,500)	-	-	53,500
TerrAscend Canada - October 2019	Term loan / debenture	10,280	-	(220)	-	-	10,060
TerrAscend Canada - March 2020	Term loan / debenture	49,890	-	(4,870)	-	-	45,020
Arise Bioscience	Term loan / debenture	13,343	-	(1,584)	1,268	-	13,027
TerrAscend - October 2019	Warrants	3,730	-	(3,510)	-	-	220
TerrAscend - March 2020	Warrants	60,740	-	(55,390)	-	-	5,350
TerrAscend - December 2020	Warrants	3,460	-	(3,020)	-	-	440
TerrAscend	Option	6,300	-	(4,850)	-	-	1,450
Wana	Option	372,343	-	(119,161)	27,989	-	281,171
Jetty	Options	-	90,120	388	6,986	-	97,494
Acreage Hempco[1]	Debenture	28,824	-	(1,769)	2,885	(4,218)	25,722
Other - at fair value through net income (loss)	Various	10,396	-	(3,454)	662	-	7,604
Other - classified as held for investment	Loan receivable	12,022	-	-	-	(21)	12,001
		$800,328	$90,120	$(300,940)	$39,790	$(4,239)	$625,059

1 See Note 26 for information regarding the Acreage Arrangement and Acreage Hempco.

2 See Note 28 for information regarding the Reorganization. Following the implementation of the Reorganization, Canopy USA, as of October 24, 2022, holds an ownership interest in the U.S. cannabis investments previously held by the Company, including, among others, interests in Acreage, Wana, Jetty, and TerrAscend.

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

Upon initial recognition, the Company estimated the fair value of the Jetty financial instrument to be $90,120, consisting of (i) the Upfront Payment as noted above; and (ii) the present value of the estimated Deferred Payments.

At September 30, 2022, the estimated fair value of the Jetty financial instrument was $97,494, with the change in estimated fair value from initial recognition recorded in other income (expense), net. See Note 21 for additional details on how the fair value of the Jetty financial instrument is calculated on a recurring basis.

See Note 28 for information regarding the Company's strategic transactions in connection with the creation of a new U.S.-domiciled holding company, Canopy USA, LLC ("Canopy USA") (the "Reorganization"). Following the implementation of the Reorganization, Canopy USA, as of October 24, 2022, holds the U.S. cannabis investments previously held by the Company, which is expected to enable Canopy USA, following, among other things, the Meeting (as defined below), to exercise its rights to acquire Acreage Holdings, Inc. ("Acreage"), Mountain High Products, LLC, Wana Wellness, LLC and The Cima Group, LLC (collectively, "Wana"), and Jetty.

Until such time as the Company or Canopy USA (as applicable) elects to exercise its rights to acquire Jetty and the Company converts the Non-Voting Shares (as defined below) into common shares of Canopy USA, the Company will have no direct or indirect economic or voting interests in Jetty, the Company will not directly or indirectly control Jetty, and the Company and Jetty will continue to operate independently of one another.

10. PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment are as follows:

	September 30,	March 31,
	2022	2022
Buildings and greenhouses	$733,399	$766,931
Production and warehouse equipment	114,768	159,314
Leasehold improvements	65,545	69,304
Office and lab equipment	26,420	29,879
Computer equipment	19,817	22,293
Land	17,515	18,917
Right-of-use-assets
Buildings and greenhouses	85,144	89,228
Production and warehouse equipment	27	55
Assets in process	13,715	19,771
	1,076,350	1,175,692
Less: Accumulated depreciation	(211,827)	(232,912)
	$864,523	$942,780

Depreciation expense included in cost of goods sold for the three and six months ended September 30, 2022 is $11,316 and $22,390, respectively (three and six months ended September 30, 2021 – $14,388 and $24,850, respectively). Depreciation expense included in selling, general and administrative expenses for the three and six months ended September 30, 2022 is $3,163 and $7,218, respectively (three and six months ended September 30, 2021 – $5,604 and $12,258, respectively).

11. INTANGIBLE ASSETS

The components of intangible assets are as follows:

	September 30, 2022		March 31, 2022
	Gross	Net	Gross	Net
	Carrying	Carrying	Carrying	Carrying
	Amount	Amount	Amount	Amount
Finite lived intangible assets
Intellectual property	$135,256	$89,214	$138,170	$97,638
Distribution channel	71,997	22,515	72,642	24,834
Operating licenses	24,400	20,528	24,400	22,052
Software and domain names	35,718	16,184	29,822	14,206
Brands	5,383	3,224	5,547	3,680
Amortizable intangibles in process	1,358	1,358	5,476	5,476
Total	$274,112	$153,023	$276,057	$167,886

Indefinite lived intangible assets
Acquired brands		$70,478		$74,809
Operating licenses		-		10,000
Total intangible assets		$223,501		$252,695

Amortization expense included in cost of goods sold for the three and six months ended September 30, 2022 is $15 and $29, respectively (three and six months ended September 30, 2021 – $25 and $43, respectively). Amortization expense included in selling, general and administrative expenses for the three and six months ended September 30, 2022 is $6,799 and $13,507, respectively (three and six months ended September 30, 2021 – $8,763 and $16,761, respectively).

12. GOODWILL

The changes in the carrying amount of goodwill are as follows:

Balance, March 31, 2021	$1,889,354
Purchase accounting allocations	105,323
Disposal of consolidated entities	(58,786)
Impairment losses	(40,748)
Foreign currency translation adjustments	(28,640)
Balance, March 31, 2022	$1,866,503
Disposal of consolidated entities	(227)
Impairment losses	(1,727,679)
Foreign currency translation adjustments	(2,084)
Balance, September 30, 2022	$136,513

As a result of the continued decline in the price of the Company’s common shares in the three months ended June 30, 2022, the Company determined there to be an indicator of impairment for the cannabis operations reporting unit in the global cannabis segment, which was a reportable segment in the three months ended June 30, 2022. As a result, the Company performed a quantitative interim goodwill impairment assessment for the cannabis operations reporting unit as of June 30, 2022. The Company concluded that the carrying value of the cannabis operations reporting unit was higher than its estimated fair value, and a goodwill impairment loss totaling $1,725,368 was recognized in the three months ended June 30, 2022, representing the entirety of the goodwill assigned to the cannabis operations reporting unit.

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

While the Company changed its reportable segments in the three months ended September 30, 2022 (refer to Note 27), there were no changes to the composition of the Company's reporting units to which goodwill remains assigned at September 30, 2022. In the three months ended September 30, 2022, the Company determined there to be indicators of impairment for one of its other reporting units as slower growth rates resulted in updated long-term financial forecasts indicating lower forecasted revenue and cash flow generation. As a result, the Company performed a quantitative interim goodwill impairment test for the reporting unit as of September 30, 2022 and concluded that the carrying value of the reporting unit was higher than its estimated fair value, as determined using the income valuation method. The Company recognized a goodwill impairment loss totaling $2,311 in the three months ended September 30, 2022, representing the entirety of the goodwill assigned to the reporting unit.

For the remaining reporting units, the Company does not believe that an event occurred or circumstances changed during the three months ended September 30, 2022 that would, more likely than not, reduce the fair value of these reporting units below their carrying value. Therefore, the Company concluded that the quantitative goodwill impairment assessment was not required for the remaining reporting units at September 30, 2022. The carrying value of goodwill associated with all other reporting units was $136,513 at September 30, 2022.

The Company is required to perform its next annual goodwill impairment analysis on March 31, 2023, or earlier should there be an event that occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

13. OTHER ACCRUED EXPENSES AND LIABILITIES

The components of other accrued expenses and liabilities are as follows:

	September 30,	March 31,
	2022	2022
Employee compensation	$26,261	$24,873
Inventory	809	10,096
Professional fees	15,502	7,640
Taxes and government fees	6,090	7,144
Other	39,915	25,525
	$88,577	$75,278

14. DEBT

The components of debt are as follows:

		September 30,	March 31,
	Maturity Date	2022	2022
Unsecured senior notes at 4.25% interest with semi-annual interest payments	July 15, 2023
Principal amount		$337,380	$600,000
Accrued interest		3,148	5,958
Non-credit risk fair value adjustment		13,680	7,140
Credit risk fair value adjustment		(33,080)	(49,140)
		321,128	563,958
Convertible debentures	September 10, 2025	31,507	32,858
Accretion debentures	September 10, 2025	8,234	7,720
Credit facility	March 18, 2026	990,909	893,647
Other revolving debt facility, loan, and financings		2,332	2,808
		1,354,110	1,500,991
Less: current portion		(321,976)	(9,296)
Long-term portion		$1,032,134	$1,491,695

Credit Facility

On March 18, 2021, the Company entered into a credit agreement (the “Credit Agreement”) providing for a five-year, first lien senior secured term loan facility in an aggregate principal amount of US$750,000 (the “Credit Facility”). The Company had the ability to obtain up to an additional US$500,000 of incremental senior secured debt pursuant to the Credit Agreement. As described in Note 28, in connection with the balance sheet actions completed as part of the creation of Canopy USA, the Company entered into agreements with certain of its lenders party to the Credit Agreement to complete the Paydown (as defined below), which will result in the Company tendering US$187,500 of principal amount outstanding under the Credit Agreement. The Company also agreed to certain Amendments (as defined below) to the Credit Agreement with its lenders which, among other things, eliminated the additional US$500,000 incremental term loan facility.

The Credit Facility has no principal payments, matures on March 18, 2026, has a coupon of LIBOR plus 8.50% and is subject to a LIBOR floor of 1.00%. In the event that LIBOR can no longer be adequately ascertained or is no longer available, an alternative rate as permitted under the Credit Agreement will be used. The Company’s obligations under the Credit Facility are guaranteed by material wholly-owned Canadian and U.S. subsidiaries of the Company. The Credit Facility is secured by substantially all of these assets, including material real property, of the borrowers and each of the guarantors. The Credit Agreement contains representations and warranties, and affirmative and negative covenants, including a financial covenant requiring minimum liquidity of US$200,000 at the end of each fiscal quarter; however, as a result of the Amendments, such minimum liquidity covenant has been reduced to US$100,000, which is to be reduced as payments are made in accordance with the Paydown.

The proceeds from the Credit Facility were $893,160, and the carrying amount is reflected net of financing costs.

Unsecured Senior Notes

On June 20, 2018, the Company issued unsecured senior notes (the “Notes”) with an aggregate principal amount of $600,000. The Notes bear interest at a rate of 4.25% per annum, payable semi-annually on January 15th and July 15th of each year commencing from January 15, 2019. The Notes will mature on July 15, 2023. The Notes are subordinated in right of payment to any existing and future senior indebtedness. The Notes will rank senior in right of payment to any future subordinated borrowings. The Notes are effectively junior to any secured indebtedness and the Notes are structurally subordinated to all indebtedness and other liabilities of the Company’s subsidiaries.

On June 29, 2022 and June 30, 2022, the Company entered into privately negotiated exchange agreements (the “Exchange Agreements”) with a limited number of holders of the Notes including Greenstar Canada Investment Limited Partnership (“Greenstar”), a wholly-owned subsidiary of Constellation Brands, Inc. (“CBI”) (collectively, the “Noteholders”). Pursuant to the Exchange Agreements, the Company agreed to acquire and cancel approximately $262,620 of aggregate principal amount of the Notes from the Noteholders (the “Exchange Transaction”) for an aggregate purchase price (excluding $5,383 paid to the Noteholders in cash for accrued and unpaid interest) of $259,994 (the “Purchase Price”), which was payable in the Company’s common shares.

On the initial closings, 35,662,420 common shares were to be issued to the Noteholders, other than Greenstar, based on a price equal to US$3.50 per common share, which was the closing price of the common shares on the Nasdaq Global Select Market (“Nasdaq”) on June 29, 2022. The Company satisfied the Purchase Price as follows:

•
On June 30, 2022, 14,069,353 common shares were issued to Noteholders, representing the Company’s acquisition and cancellation of an aggregate principal amount of Notes of $63,098, which were recorded at a fair value of $50,866.
•
In July 2022, 21,593,067 common shares were issued to Noteholders, representing an aggregate principal amount of Notes of $99,522, which were recorded at a fair value of $76,424 upon acquisition and cancellation.
•
On the final closing on July 18, 2022 (the “Final Closing”), 11,896,536 common shares were issued to Noteholders other than Greenstar, based on the volume-weighted average trading price of the common shares on the Nasdaq for the 10 consecutive trading days beginning on, and including, June 30, 2022, being US$2.6245 (the “Averaging Price”).
•
In addition, on the Final Closing on July 18, 2022, 29,245,456 common shares were issued to Greenstar based on a price per common share equal to the Averaging Price. Pursuant to the Exchange Transaction, the Company agreed to acquire and cancel $100,000 in aggregate principal amount, which were recorded at a fair value of $98,078 upon acquisition and cancellation. Prior to the completion of the Exchange Transaction, Greenstar held $200,000 in aggregate principal amount of the Notes.

In total, 62,735,059 common shares were issued in July 2022, representing the Company's acquisition and cancellation of an aggregate principal amount of Notes of $199,522, and a total of 76,804,412 common shares were issued in June and July 2022, representing the Company's acquisition and cancellation of an aggregate principal amount of Notes of $262,620.

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

The Noteholders may redeem the Notes at their option at any time from January 15, 2023 to the maturity date. In addition, the holder has the right to redeem the Notes from September 30, 2018 to January 15, 2023, if (i) the market price of the Company’s common shares for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day, (ii) during the 5 business day period after any consecutive 5 trading day period (the “Measurement Period”) in which the trading price per $1 principal amount of the Notes for each trading day in the Measurement Period was less than 98% of the product of the last reported sales price of the Company’s common shares and the conversion rate on each such trading day, (iii) the Notes are called for redemption or (iv) upon occurrence of certain corporate events (a “Fundamental Change”). A Fundamental Change occurred upon completion of the investment by the CBI and its affiliates (together, the “CBI Group”) in the Company in November 2018, and no holders of Notes surrendered any portion of their Notes in connection therewith.

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

The Notes were initially recognized at fair value on the balance sheet and continue to be recorded at fair value. All subsequent changes in fair value, excluding the impact of the change in fair value related to the Company’s own credit risk are recorded in other income (expense), net. The changes in fair value related to the Company’s own credit risk are recorded through other comprehensive income (loss). During the three and six months ended September 30, 2022, the Company acquired and cancelled an aggregate principal amount of Notes of $199,522 and $262,620, respectively, which resulted in a release of accumulated other comprehensive income into other income (expense), net for the three and six months ended September 30, 2022 of $33,709 and $44,370, respectively. The related tax impact of $11,291 and $14,862 for the three and six months ended September 30, 2022, respectively, associated with the aggregate principal amount acquired and cancelled was also released from accumulated other comprehensive income into income tax expense. Refer to Note 19.

In connection with the Exchange Transaction, in the three months ended June 30, 2022, the Company recognized a derivative liability of $26,594 in connection with the incremental common shares that were potentially issuable to Noteholders, other than Greenstar, as at June 30, 2022 at the Averaging Price on the Final Closing. The derivative liability, and associated fair value changes in the three and six months ended September 30, 2022, were recorded through other income (expense), net. The derivative liability with a fair value of $39,896 was de-recognized upon Final Closing on July 18, 2022.

The overall change in fair value of the Notes during the three and six months ended September 30, 2022, was a decrease of $173,288 and a decrease of $242,830, respectively (three and six months ended September 30, 2021, a decrease of $52,194 and a decrease of $103,566, respectively), which included contractual interest of $3,740 and $9,787, respectively (three and six months ended September 30, 2021 – $6,306 and $12,684, respectively) and principal redemption of $199,522 and $262,620, respectively. Upon redemption, the principal redeemed during the three and six months ended September 30, 2022 had a fair value of $174,503 and $225,369, respectively. Refer to Note 21 for additional details on how the fair value of the Notes is calculated.

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

As a result of the completion of an arrangement, on June 22, 2021 by the Company and Supreme Cannabis, pursuant to which the Company acquired 100% of the issued and outstanding Supreme Shares (the “Supreme Arrangement”), the Supreme Debentures remain outstanding as securities of Supreme Cannabis, which, upon conversion will entitle the holder thereof to receive, in lieu of the number of Supreme Shares to which such holder was theretofore entitled, the consideration payable under the Supreme Arrangement that such holder would have been entitled to be issued and receive if, immediately prior to the effective time of the Supreme Arrangement, such holder had been the registered holder of the number of Supreme Shares to which such holder was theretofore entitled.

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

15. OTHER LIABILITIES

The components of other liabilities are as follows:

	As at September 30, 2022			As at March 31, 2022
	Current	Long-term	Total	Current	Long-term	Total
Lease liabilities	$37,119	$91,270	$128,389	$38,035	$101,125	$139,160
Acquisition consideration and other investment related liabilities	5,041	51,752	56,793	4,020	77,834	81,854
Refund liability	2,371	-	2,371	3,437	-	3,437
Settlement liabilities and other	19,114	10,235	29,349	18,562	11,090	29,652
	$63,645	$153,257	$216,902	$64,054	$190,049	$254,103

The estimated deferred payments associated with the Wana financial instrument within acquisition consideration and other investment related liabilities at September 30, 2022 is $44,419 (March 31, 2022 – $70,066).

16. REDEEMABLE NONCONTROLLING INTEREST

The net changes in the redeemable noncontrolling interests are as follows:

	Vert Mirabel	BioSteel	Total
As at March 31, 2022	$1,000	$35,200	$36,200
Net income (loss) attributable to redeemable noncontrolling interest	1,050	(13,719)	(12,669)
Adjustments to redemption amount	(1,050)	13,419	12,369
As at September 30, 2022	$1,000	$34,900	$35,900

	Vert Mirabel	BioSteel	Total
As at March 31, 2021	$11,500	$123,800	$135,300
Net income (loss) attributable to redeemable noncontrolling interest	587	(8,323)	(7,736)
Adjustments to redemption amount	(587)	(52,468)	(53,055)
Redemption of redeemable noncontrolling interest		(5,109)	(5,109)
As at September 30, 2021	$11,500	$57,900	$69,400

17. SHARE CAPITAL

CANOPY GROWTH

Authorized

An unlimited number of common shares.

(i) Equity financings

There were no equity financings during the six months ended September 30, 2022 (six months ended September 30, 2021 - none).

(ii) Other issuances of common shares

During the six months ended September 30, 2022, the Company issued the following common shares, net of share issuance costs, as a result of business combinations, milestones being met, and other equity-settled transactions:

	Number of common shares	Share capital	Share based reserve
Jetty Agreements	8,426,539	$59,013	$-
Other issuances	237,802	1,209	(353)
Total	8,664,341	$60,222	$(353)

During the six months ended September 30, 2021, the Company issued the following common shares, net of share issuance costs, as a result of business combinations, milestones being met, and other equity-settled transactions:

	Number of common shares	Share capital	Share based reserve
Acquisition of Supreme Cannabis	9,013,400	$260,668	$-
Completion of acquisition milestones	875,401	25,247	(25,692)
Other issuances	120,361	2,578	(405)
Total	10,009,162	$288,493	$(26,097)

(iii) Warrants

	Number of whole warrants	Average exercise price	Warrant value
Balance outstanding at March 31, 2022[1]	128,193,047	$58.04	$2,581,788
Expiry of warrants	-	-	-
Balance outstanding at September 30, 2022[1]	128,193,047	$58.04	$2,581,788

1 This balance excludes the Tranche C Warrants (as defined below), which represent a derivative liability and have nominal value. See Note 26.

	Number of whole warrants	Average exercise price	Warrant value
Balance outstanding at March 31, 2021[1]	127,073,136	$58.33	$2,568,438
Supreme Cannabis warrants	1,265,742	25.61	13,350
Expiry of warrants	(145,831)	32.61	-
Balance outstanding at September 30, 2021[1]	128,193,047	$58.04	$2,581,788

1 This balance excludes the Tranche C Warrants, which represent a derivative liability and have nominal value. See Note 26.

18. SHARE-BASED COMPENSATION

CANOPY GROWTH CORPORATION SHARE-BASED COMPENSATION PLAN

Canopy Growth's eligible employees participate in a share-based compensation plan as noted below.

On September 21, 2020, the Company’s shareholders approved amendments to the Company’s Amended and Restated Omnibus Incentive Plan (as amended and restated, the “Omnibus Plan”) pursuant to which the Company can issue share-based long-term incentives. The Omnibus Plan approved by the shareholders extended the maximum term of each Option (as defined below) to be granted by the Company to ten years from the date of grant rather than six years from the date of grant. On May 27, 2021, the Board of Directors of the Company (the "Board") approved certain amendments to the Omnibus Plan in order to reduce the maximum number of shares available for issuance under the Omnibus Plan from 15% of the issued and outstanding shares to 10% of the issued and outstanding shares from time to time less the number of shares issuable pursuant to other security-based compensation arrangements of the Company. All directors, officers, employees and independent contractors of the Company are eligible to receive awards of common share purchase options (“Options”), restricted share units (“RSUs”), performance share units (“PSUs”), deferred share units, stock appreciation rights, performance awards, or other shares-based awards (collectively, the “Awards”) under the Omnibus Plan.

The maximum number of common shares reserved for Awards is 48,026,088 at September 30, 2022. As of September 30, 2022, the only Awards issued have been Options, RSUs and PSUs under the Omnibus Plan.

The Omnibus Plan is administered by the Corporate Governance, Compensation and Nominating Committee of the Board (the “CGC&N Committee”) which establishes exercise prices, at not less than the market price at the date of grant, and expiry dates. Awards under the Omnibus Plan generally vest in increments with 1/3 vesting on each of the first, second and third anniversaries from the date of grant, with expiry dates set at ten years from issuance, subject to the discretion of the CGC&N Committee pursuant to the Omnibus Plan to provide for an alternative expiry date or vesting period in an award agreement for the grant of Awards, subject to limits contained in the Omnibus Plan.

Under the Company’s Employee Share Purchase Plan (the “Purchase Plan”) the aggregate number of common shares that may be issued is 600,000, and the maximum number of common shares which may be issued in any one fiscal year shall not exceed 300,000. For the three and six months ended September 30, 2022, 237,802 common shares were issued under the Purchase Plan (three and six months ended September 30, 2021 – 61,103).

The following is a summary of the changes in the Options outstanding during the six months ended September 30, 2022:

	Options issued	Weighted average exercise price
Balance outstanding at March 31, 2022	16,782,962	$33.89
Options granted	3,353,180	4.75
Options exercised	(76,929)	3.41
Options forfeited	(3,682,742)	32.74
Balance outstanding at September 30, 2022	16,376,471	$28.33

The following is a summary of the Options outstanding as at September 30, 2022:

	Options Outstanding		Options Exercisable
		Weighted Average		Weighted Average
		Remaining		Remaining
	Outstanding at	Contractual Life	Exercisable at	Contractual Life
Range of Exercise Prices	September 30, 2022	(years)	September 30, 2022	(years)
$0.06 - $24.62	5,870,999	4.87	1,020,481	1.91
$24.63 - $33.53	3,499,768	2.80	2,094,903	2.37
$33.54 - $36.80	2,363,464	1.66	2,363,464	1.66
$36.81 - $42.84	2,002,420	2.42	1,919,628	2.17
$42.85 - $67.64	2,639,820	2.34	2,639,820	2.34
	16,376,471	3.26	10,038,296	2.11

At September 30, 2022, the weighted average exercise price of Options outstanding and Options exercisable was $28.33 and $38.46, respectively (March 31, 2022 – $33.89 and $38.33, respectively).

The Company recorded $3,008 and $3,385 in share-based compensation expense related to Options and Purchase Plan shares issued to employees and contractors for the three and six months ended September 30, 2022, respectively (three and six months ended September 30, 2021 – $10,298 and $18,342, respectively). The share-based compensation expense for the six months ended September 30, 2022 includes an amount related to 1,173,866 Options being provided in exchange for services which are subject to performance conditions (for the six months ended September 30, 2021 – 1,559,413).

During the three months ended June 30, 2021, the Company issued replacement options to employees in relation to the acquisition of Supreme Cannabis and recorded share-based compensation expense of $823.

The Company uses the Black-Scholes option pricing model to establish the fair value of Options granted during the three months ended September 30, 2022 and 2021, on their measurement date by applying the following assumptions:

	September 30,	September 30,
	2022	2021
Risk-free interest rate	2.94%	-
Expected life of options (years)	3 - 5	-
Expected volatility	77%	-
Expected forfeiture rate	20%	-
Expected dividend yield	nil	-
Black-Scholes value of each option	$2.17	-

Volatility was estimated by using the historical volatility of the Company. The expected life in years represents the period of time that Options granted are expected to be outstanding. The risk-free rate was based on zero coupon Canada government bonds with a remaining term equal to the expected life of the Options.

During the six months ended September 30, 2022, 76,929 Options were exercised ranging in price from $0.06 to $8.18 for gross proceeds of $271 (for the six months ended September 30, 2021 – 332,105 Options were exercised ranging in price from $0.06 to $36.34 for gross proceeds of $4,886).

For the three and six months ended September 30, 2022, the Company recorded $6,565 and $11,453, respectively, in share-based compensation expense related to RSUs and PSUs (for the three and six months ended September 30, 2021 – $3,690 and $5,985, respectively).

The following is a summary of the changes in the Company’s RSUs and PSUs during the six months ended September 30, 2022:

Number of RSUs and PSUs
Balance outstanding at March 31, 2022	3,477,292
RSUs and PSUs granted	3,043,050
RSUs and PSUs released	(292,596)
RSUs and PSUs cancelled and forfeited	(1,153,768)
Balance outstanding at September 30, 2022	5,073,978

During the three and six months ended September 30, 2022, the Company recorded $nil in share-based compensation expense related to acquisition milestones (for the three and six months ended September 30, 2021 – $1,706 and $3,405, respectively).

During the three and six months ended September 30, 2022, no common shares were released on completion of acquisition milestones (during the three and six months ended September 30, 2021 – 59,258 and 9,948,059, respectively). At September 30, 2022, there were up to 361,985 common shares to be issued on the completion of acquisition and asset purchase milestones. In certain cases, the number of common shares to be issued is based on the volume weighted average share price at the time the milestones are met. The number of common shares has been estimated assuming the milestones were met at September 30, 2022.

BioSteel share-based payments

On October 1, 2019, the Company purchased 72% of the outstanding shares of BioSteel Sports Nutrition Inc. (“BioSteel”). BioSteel has a stock option plan under which non-transferable options to purchase common shares of BioSteel may be granted to directors, officers, employees, or independent contractors of the BioSteel. As at September 30, 2022, BioSteel had 1,657,682 (March 31, 2022 – 1,565,300) options outstanding which vest in equal tranches over a 5-year period. In determining the amount of share-based compensation related to these options, BioSteel used the Black-Scholes option pricing model to establish the fair value of options on their measurement date. The Company recorded $285 and $459 of share-based compensation expense related to the

BioSteel options during the three and six months ended September 30, 2022, respectively, with a corresponding increase in noncontrolling interest (three and six months ended September 30, 2021 – $259 and $524, respectively).
19. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income includes the following components:

	Foreign currency translation adjustments	Changes of own credit risk of financial liabilities	Accumulated other comprehensive income (loss)
As at March 31, 2022	$(57,468)	$15,186	$(42,282)
Settlement of unsecured senior notes	-	(29,507)	(29,507)
Other comprehensive income	9,773	28,309	38,082
As at September 30, 2022	$(47,695)	$13,988	$(33,707)

	Foreign currency translation adjustments	Changes of own credit risk of financial liabilities	Accumulated other comprehensive income (loss)
As at March 31, 2021	$(28,246)	$(5,994)	$(34,240)
Other comprehensive (loss) income	(3,288)	10,080	6,792
As at September 30, 2021	$(31,534)	$4,086	$(27,448)

20. NONCONTROLLING INTERESTS

The net change in the noncontrolling interests is as follows:

	Vert Mirabel	BioSteel	Other	Total
As at March 31, 2022	$-	$2,497	$1,844	$4,341
Comprehensive income (loss)	1,050	(13,719)	(1,844)	(14,513)
Net (income) loss attributable to redeemable noncontrolling interest	(1,050)	13,719	-	12,669
Share-based compensation	-	459	-	459
As at September 30, 2022	$-	$2,956	$-	$2,956

	Vert Mirabel	BioSteel	Other non- material interests	Total
As at March 31, 2021	$-	$1,658	$3,051	$4,709
Comprehensive income (loss)	587	(8,323)	-	(7,736)
Net (income) loss attributable to redeemable noncontrolling interest	(587)	8,323	-	7,736
Share-based compensation	-	524	-	524
As at September 30, 2021	$-	$2,182	$3,051	$5,233

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

Assets and liabilities recognized or disclosed at fair value on a nonrecurring basis may include items such as property, plant and equipment, goodwill and other intangible assets, equity and other investments and other assets. The Company determines the fair value of these items using Level 3 inputs, as described in the related sections below.

The following table represents our financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair value measurement using
	Quoted	Significant
	prices in	other	Significant
	active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2022
Assets:
Short-term investments	$396,702	$-	$-	$396,702
Restricted short-term investments	12,352	-	-	12,352
Other financial assets	312	-	612,746	613,058
Liabilities:
Unsecured senior notes	-	321,128	-	321,128
Warrant derivative liability	-	-	691	691
Other liabilities	-	-	45,926	45,926

March 31, 2022
Assets:
Short-term investments	$595,651	$-	$-	$595,651
Restricted short-term investments	12,216	-	-	12,216
Other financial assets	490	-	787,816	788,306
Liabilities:
Unsecured senior notes	-	563,958	-	563,958
Liability arising from Acreage Arrangement	-	-	47,000	47,000
Warrant derivative liability	-	-	26,920	26,920
Other liabilities	-	-	70,066	70,066

The following table summarizes the valuation techniques and significant unobservable inputs in the fair value measurement of significant level 2 financial instruments:

Financial asset / financial liability	Valuation techniques	Key inputs
Unsecured senior notes	Senior note pricing model	Quoted prices in over-the-counter broker market

The following table summarizes the valuation techniques and significant unobservable inputs in the fair value measurement of significant level 3 financial instruments:

Financial asset / financial liability	Valuation techniques	Significant unobservable inputs	Relationship of unobservable inputs to fair value
Acreage financial instrument	Probability weighted expected return model	Probability of each scenario	Change in probability of occurrence in each scenario will result in a change in fair value
		Number of common shares to be issued	Increase or decrease in value and number of common shares will result in a decrease or increase in fair value
		Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
		Estimated premium on US legalization	Increase or decrease in estimated premium on US legalization will result in an increase or decrease in fair value
		Control premium	Increase or decrease in estimated control premium will result in an increase or decrease in fair value
		Market access premium	Increase or decrease in estimated market access premium will result in an increase or decrease in fair value
TerrAscend Exchangeable Shares, TerrAscend Option	Put option pricing model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
Hempco Debenture	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
TerrAscend warrants - October 2019, March 2020	Black-Sholes option pricing model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
TerrAscend warrants - December 2020	Monte Carlo simulation model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
Arise Bioscience term loan, TerrAscend Canada term loan -	Discounted cash flow	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
October 2019, March 2020		Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
Wana financial instrument - Call	Discounted cash flow	Expected future Wana cash flows	Increase or decrease in expected future Wana cash flows will result in an increase or decrease in fair value
Option		Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
Wana financial instrument - Deferred Payments	Monte Carlo simulation model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
		Volatility of Wana equity	Increase or decrease in volatility will result in an increase or decrease in fair value
Jetty financial instrument -	Discounted cash flow	Expected future Jetty cash flows	Increase or decrease in expected future Jetty cash flows will result in an increase or decrease in fair value
Call Option		Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
Jetty financial instrument - Deferred	Monte Carlo simulation model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
Payments		Volatility of Jetty equity and revenue	Increase or decrease in volatility will result in an increase or decrease in fair value
Warrant derivative liability	Monte Carlo simulation model	Volatility of Canopy Growth share price	Increase or decrease in volatility will result in an increase or decrease in fair value
BioSteel redeemable noncontrolling interest	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
		Expected future BioSteel cash flows	Increase or decrease in expected future BioSteel cash flows will result in an increase or decrease in fair value

Vert Mirabel redeemable	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
noncontrolling interest		Future wholesale price and production levels	Increase or decrease in future wholesale price and production levels will result in an increase or decrease in fair value

22. REVENUE

Revenue is disaggregated as follows:

	Three months ended		Six months ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Canada cannabis
Canadian recreational cannabis
Business-to-business[1]	$25,317	$41,927	$51,857	$84,620
Business-to-consumer	12,772	16,652	25,207	33,996
	38,089	58,579	77,064	118,616
Canadian medical cannabis[2]	14,215	13,093	27,655	26,585
	$52,304	$71,672	$104,719	$145,201

Rest-of-world cannabis
C3	-	11,887	-	23,330
Other rest-of-world cannabis[3]	10,552	11,766	24,333	19,733
	$10,552	$23,653	$24,333	$43,063

Storz & Bickel	$13,494	$14,511	$29,137	$38,581
BioSteel[4]	$29,922	$7,512	$47,810	$14,173
This Works	$6,868	$9,027	$12,388	$15,578
Other	4,723	4,999	9,591	10,987

Net revenue	$117,863	$131,374	$227,978	$267,583

1Canadian recreational business-to-business net revenue during the three and six months ended September 30, 2022 reflects excise taxes of $11,366 and $22,957, respectively (three and six months ended September 30, 2021 – $12,913 and $30,747, respectively).

2Canadian medical cannabis net revenue for the three and six months ended September 30, 2022 reflects excise taxes of $1,130 and $2,286, respectively (three and six months ended September 30, 2021 – $1,361 and $2,741, respectively).

The Company recognizes variable consideration related to estimated future product returns and price adjustments as a reduction of the transaction price at the time revenue for the corresponding product sale is recognized. Net revenue reflects actual returns and variable consideration related to estimated returns and price adjustments in the amount of $3,578 and $6,476 for the three and six months ended September 30, 2022, respectively (three and six months ended September 30, 2021 – $3,335 and $8,649, respectively). As of September 30, 2022, the liability for estimated returns and price adjustments was $2,371 (March 31, 2022 – $3,437).

23. OTHER INCOME (EXPENSE), NET

Other income (expense), net is disaggregated as follows:

	Three months ended		Six months ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Fair value changes on other financial assets	$(86)	$(279,432)	$(300,940)	$(195,280)
Fair value changes on liability arising from Acreage Arrangement	-	288,000	47,000	438,000
Fair value changes on unsecured senior notes	(13,789)	30,024	(23,401)	80,736
Fair value changes on warrant derivative liability	864	194,545	26,229	510,802
Fair value changes on acquisition related contingent consideration and other	(16,285)	31	24,140	(168)
Charges related to settlement of unsecured senior notes	14,480	-	(4,688)	-
Interest income	4,924	2,755	8,874	5,402
Interest expense	(30,471)	(26,646)	(57,372)	(51,210)
Foreign currency gain (loss)	(6,859)	882	(11,794)	1,912
Gain (loss) on disposal/acquisition of consolidated entity	1,702	686	2,081	(1,653)
Other income (expense), net	(2,324)	(15,024)	(3,551)	(12,054)
	$(47,844)	$195,821	$(293,422)	$776,487

24. INCOME TAXES

There have been no material changes to income tax matters in connection with normal course operations during the six months ended September 30, 2022.

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

25. EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share are calculated using the following numerators and denominators:

	Three months ended		Six months ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Basic (loss) earnings per share computation
Net (loss) income attributable to common shareholders of Canopy Growth	$(221,806)	$(11,058)	$(2,304,954)	$381,360
Weighted average number of common shares outstanding	471,592,150	393,274,758	435,229,653	388,696,975
Basic (loss) earnings per share	$(0.47)	$(0.03)	$(5.30)	$0.98

Diluted (loss) earnings per share computation
Net (loss) income used in the computation of basic (loss) earnings per share	$(221,806)	$(11,058)	$(2,304,954)	$381,360
Numerator adjustments for diluted (loss) earnings per share:
Adjustment to net loss attributable to noncontrolling interests and redeemable noncontrolling interest	-	-	-	(8,323)
Removal of fair value changes on unsecured senior notes	-	-	-	(80,736)
Adjustment to interest expense on Supreme Cannabis convertible debentures	-	-	-	667
Net (loss) income used in the computation of diluted (loss) earnings per share	$(221,806)	$(11,058)	$(2,304,954)	$292,968

Weighted average number of common shares outstanding used in the computation of basic (loss) earnings per share	471,592,150	393,274,758	435,229,653	388,696,975
Denominator adjustments for diluted (loss) earnings per share:
Dilutive impact of assumed exercise or conversion of:
Unsecured senior notes	-	-	-	12,454,620
Redeemable noncontrolling interest	-	-	-	3,501,512
Stock options	-	-	-	923,961
Other securities	-	-	-	3,581,847
Weighted average number of common shares for computation of diluted (loss) earnings per share	471,592,150	393,274,758	435,229,653	409,158,915
Diluted (loss) earnings per share[1]	$(0.47)	$(0.03)	$(5.30)	$0.72

1 In computing diluted earnings per share, incremental common shares are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive.

26. ACREAGE ARRANGEMENT AND AMENDMENTS TO CBI INVESTOR RIGHTS AGREEMENT AND WARRANTS

Acreage Arrangement

On September 23, 2020, the Company and Acreage entered into a second amendment (the “Acreage Amending Agreement”) to the arrangement agreement (the “Acreage Arrangement Agreement”) and plan of arrangement (the “Original Acreage Arrangement”) between the Company and Acreage dated April 18, 2019, as amended on May 15, 2019. In connection with the Acreage Amending Agreement, the Company and Acreage implemented an amended and restated plan of arrangement (the “Acreage Amended Arrangement”) on September 23, 2020. Pursuant to the terms of the Original Acreage Arrangement, shareholders of Acreage and holders of certain securities convertible into the existing Acreage subordinated voting shares as of June 26, 2019, received an immediate aggregate total payment of US$300,000 ($395,190) in exchange for granting Canopy Growth both the right and the obligation to acquire all of the issued and outstanding shares of Acreage following the occurrence or waiver of changes in U.S. federal law to permit the general cultivation, distribution, and possession of marijuana or to remove the regulation of such activities from the federal laws of the United States (the “Triggering Event”) and subject to the satisfaction or waiver of the conditions set out in the Acreage Arrangement Agreement.

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
•
Upon the occurrence or waiver (at the discretion of Canopy Growth) of the Triggering Event, Canopy Growth will have the right (the "Acreage Floating Option") exercisable for a period of 30 days, to acquire all of the issued and outstanding Class D subordinated voting shares (the “Floating Shares”) for cash or common shares or a combination thereof, in Canopy Growth’s sole discretion at a price equal to the 30-day volume weighted average trading price of the Floating Shares on the Canadian Securities Exchange, subject to a minimum call price of US$6.41 per Floating Share. The foregoing exchange ratio for the Floating Shares is subject to adjustment in accordance with the Acreage Amended Arrangement if Acreage issues greater than the permitted number of Floating Shares. The acquisition of the Floating Shares, if acquired, will take place concurrently with the closing of the acquisition of the Fixed Shares;
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

See Note 28 for information regarding the Reorganization. In connection with the Reorganization, Canopy Growth irrevocably waived the Acreage Floating Option and subject to, among other things, the terms of the Floating Share Arrangement Agreement (as defined below), Canopy USA will acquire all of the issued and outstanding Floating Shares. Following the implementation of the Reorganization, Canopy USA, as of October 24, 2022, holds the U.S. cannabis investments previously held by the Company, which is expected to enable Canopy USA, following, among other things, the Meeting, to exercise its rights to acquire Acreage, Wana and Jetty.

At September 30, 2022, the right and the obligation (the “Acreage financial instrument”) to acquire the Fixed Shares represents a financial asset of $72,000 (March 31, 2022 – $47,000 liability), as the estimated fair value of the Acreage business is more than the estimated fair value of the consideration to be provided upon the exercise of the Acreage financial instrument. Fair value changes on the Acreage financial instrument are recognized in other income (expense), net; see Note 23. The fair value determination includes a high degree of subjectivity and judgment, which results in significant estimation uncertainty. See Note 21 for additional details on how the fair value of the Acreage financial instrument is calculated on a recurring basis. From a measurement perspective, the Company has elected the fair value option under ASC 825.

In connection with the Acreage Amended Arrangement, on September 23, 2020, an affiliate of the Company advanced US$50,000 ($66,995) to Universal Hemp, LLC, a wholly owned subsidiary of Acreage (“Acreage Hempco”) pursuant to a secured debenture (“Hempco Debenture”). In accordance with the terms of the Hempco Debenture, the funds advanced to Acreage Hempco cannot be used, directly or indirectly, in connection with or for any cannabis or cannabis-related operations in the United States, unless and until such operations comply with all applicable laws of the United States. The Hempco Debenture bears interest at a rate of 6.1% per annum and matures on September 23, 2030, or such earlier date in accordance with the terms of the Hempco Debenture. All interest payments made pursuant to the Hempco Debenture are payable in cash by Acreage Hempco. The Hempco Debenture is not convertible and is not guaranteed by Acreage. In connection with the Reorganization, as described in Note 28, on October 24, 2022, the Company transferred the Hempco Debenture to Canopy USA.

The amount advanced on September 23, 2020 pursuant to the Hempco Debenture has been recorded in other financial assets (see Note 9), and the Company has elected the fair value option under ASC 825 (see Note 21). At September 30, 2022, the estimated fair value of the Hempco Debenture issued to an affiliate of the Company by Acreage Hempco was $25,722 (March 31, 2022 – $28,824), measured using a discounted cash flow model (see Note 21). Refer to Note 9 for details on fair value changes, foreign currency translation adjustment, and interest received. An additional US$50,000 may be advanced pursuant to the Hempco Debenture subject to the satisfaction of certain conditions by Acreage Hempco.

Amendment to the CBI Investor Rights Agreement and warrants

On April 18, 2019, certain wholly-owned subsidiaries of CBI and Canopy Growth entered into a second amended and restated investor rights agreement (the “Second Amended and Restated Investor Rights Agreement”) and a consent agreement. In connection with these agreements, on June 27, 2019, Canopy Growth (i) extended the term of the first tranche of warrants, which allow CBI to acquire 88.5 million additional shares of Canopy Growth for a fixed price of $50.40 per share (the “Tranche A Warrants”), to

November 1, 2023; and (ii) replaced the second tranche of warrants with two new tranches of warrants (the “Tranche B Warrants” and the “Tranche C Warrants”) as follows:

•
the Tranche B Warrants are exercisable to acquire 38.5 million common shares at a price of C$76.68 per common share; and
•
the Tranche C Warrants are exercisable to acquire 12.8 million common shares at a price equal to the 5-day volume-weighted average price of the common shares immediately prior to exercise.

In connection with the Tranche B Warrants and the Tranche C Warrants, Canopy Growth will provide CBI with a share repurchase credit of up to $1.583 billion on the aggregate exercise price of the Tranche B Warrants and Tranche C Warrants in the event that Canopy Growth does not purchase for cancellation the lesser of (i) 27,378,866 common shares; and (ii) common shares with a value of $1.583 billion, during the period commencing on April 18, 2019 and ending on the date that is 24 months after the date that CBI exercises all of the Tranche A Warrants. The share repurchase credit feature is accounted for as a derivative liability, with the fair value continuing to be $nil at September 30, 2022.

The modifications to the Tranche A Warrants resulted in them meeting the definition of a derivative instrument under ASC 815 - Derivatives and Hedging (“ASC 815”). They continue to be classified in equity as the number of shares and exercise price were both fixed at inception.

The Tranche B Warrants are accounted for as derivative instruments (the “warrant derivative liability”) measured at fair value in accordance with ASC 815. At September 30, 2022, the fair value of the warrant derivative liability was $691 (March 31, 2022 – $26,920), and fair value changes are recognized in other income (expense), net; see Note 23. See Note 21 for additional details on how the fair value of the warrant derivative liability is calculated on a recurring basis.

The Tranche C Warrants are accounted for as derivative instruments, with the fair value continuing to be $nil at September 30, 2022.

As described in Note 28, in connection with the Reorganization, the Company entered into the Consent Agreement (as defined below), pursuant to which CBG Holdings LLC ("CBG"), an indirect, wholly-owned subsidiary of CBI, and Greenstar agreed, among other things, that in the event that CBG and Greenstar convert their ownership in the Company's common shares into Exchangeable Shares (as defined below), CBG will surrender the warrants held by CBG to purchase 139,745,453 common shares of the Company for cancellation for no consideration.

27. SEGMENT INFORMATION

Reportable segments

Prior to the three months ended September 30, 2022, the Company had the following two reportable segments: (i) global cannabis; and (ii) other consumer products. Following the completion of certain restructuring actions which were initiated in the three months ended March 31, 2022, and which were aligned with the Company's strategic review of its business, the Company has changed the structure of its internal management financial reporting. Accordingly, in the three months ended September 30, 2022, the Company is reporting its financial results for the following five reportable segments:

•
Canada cannabis - includes the production, distribution and sale of a diverse range of cannabis, hemp and cannabis products in Canada pursuant to the Cannabis Act;
•
Rest-of-world cannabis - includes the production, distribution and sale of a diverse range of cannabis, hemp and cannabis products internationally pursuant to applicable international legislation, regulations and permits;
•
Storz & Bickel - includes the production, distribution and sale of vaporizers;
•
BioSteel - includes the production, distribution and sale of consumer packaged goods ("CPG") including sports nutrition beverages, mixes, protein, gum and mints, some of which have been blended with hemp-derived CBD isolate; and
•
This Works - includes the production, distribution and sale of beauty, skincare, wellness and sleep products, some of which have been blended with hemp-derived CBD isolate.

These segments reflect how the Company's operations are managed, how the Company's Chief Executive Officer, who is the Chief Operating Decision Maker (“CODM”), allocates resources and evaluates performance, and how the Company's internal management financial reporting is structured. The Company's CODM evaluates the performance of these segments, with a focus on (i) segment net revenue, and (ii) segment gross margin as the measure of segment profit or loss. Accordingly, information regarding segment net revenue and segment gross margin for the comparative periods has been restated to reflect the aforementioned change in reportable segments. The remainder of the Company's operations include revenue derived from, and cost of sales associated with, the Company's non-cannabis extraction activities and other ancillary activities; these are included within "other".

	Three months ended		Six months ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Segmented net revenue
Canada cannabis	$52,304	$71,672	$104,719	$145,201
Rest-of-world cannabis	10,552	23,653	24,333	43,063
Storz & Bickel	13,494	14,511	29,137	38,581
BioSteel	29,922	7,512	47,810	14,173
This Works	6,868	9,027	12,388	15,578
Other	4,723	4,999	9,591	10,987
	$117,863	$131,374	$227,978	$267,583
Segmented gross margin:
Canada cannabis	$(7,652)	$(91,980)	$(20,185)	$(84,804)
Rest-of-world cannabis	(1,332)	10,978	(1,492)	19,585
Storz & Bickel	6,002	5,351	11,623	16,451
BioSteel	4,432	(404)	6,865	(3,713)
This Works	2,303	3,558	4,950	6,954
Other	68	1,357	668	1,625
	3,821	(71,140)	2,429	(43,902)
Selling, general and administrative expenses	125,842	125,756	229,255	238,330
Share-based compensation	9,858	15,953	15,297	29,079
Asset impairment and restructuring costs	43,968	2,510	1,771,953	91,759
Operating loss	(175,847)	(215,359)	(2,014,076)	(403,070)
Loss from equity method investments	-	-	-	(100)
Other income (expense), net	(47,844)	195,821	(293,422)	776,487
(Loss) income before incomes taxes	$(223,691)	$(19,538)	$(2,307,498)	$373,317

Asset information by segment is not provided to, or reviewed by, the Company’s CODM as it is not used to make strategic decisions, allocate resources, or assess performance.

Entity-wide disclosures

Disaggregation of net revenue by geographic area:

	Three months ended		Six months ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Canada	$86,012	$80,184	$160,461	$162,796
Germany	11,247	22,370	23,611	48,476
United States	8,783	18,225	20,396	38,092
Other	11,821	10,595	23,510	18,219
	$117,863	$131,374	$227,978	$267,583

Disaggregation of property, plant and equipment by geographic area:

	September 30,	March 31,
	2022	2022
Canada	$747,355	$827,591
Other	117,168	115,189
	$864,523	$942,780

For the three months ended September 30, 2022, no customer represented more than 10% of the Company’s net revenue (three months ended September 30, 2021 – none).

For the six months ended September 30, 2022, no customer represented more than 10% of the Company's net revenue (six months ended September 30, 2021 – one)

28. SUBSEQUENT EVENTS

Reorganization - Creation of Canopy USA

On October 25, 2022, Canopy Growth completed the Reorganization, which included the creation of a new U.S.-domiciled holding company, Canopy USA. Following the implementation of the Reorganization, Canopy USA, as of October 24, 2022, holds the U.S. cannabis investments previously held by Canopy Growth, which is expected to enable Canopy USA, following, among other things, the Meeting, to exercise its rights to acquire Acreage, Wana, and Jetty.

Canopy USA has an ownership interest in the following assets, among others:

•
Acreage - The issued and outstanding Fixed Shares to be acquired upon the exercise of the option to acquire approximately 70% of the total shares of Acreage at a fixed share exchange ratio of 0.3048 of a common share of Canopy Growth. In addition, Canopy USA will acquire all of the issued and outstanding Floating Shares subject to, among other things, the terms and conditions of the Floating Share Arrangement Agreement. Acreage is a leading vertically-integrated multi-state cannabis operator, with its main operations in densely populated states across the Northeast U.S. including New Jersey and New York.
•
Wana - The option to acquire 100% of the membership interests of Wana, a leading cannabis edibles brand in North America.
•
Jetty - The option to acquire 100% of the shares of Jetty, a California-based producer of high-quality cannabis extracts and pioneer of clean vape technology.

In addition, as of October 24, 2022, Canopy USA controls a conditional ownership position, assuming conversion of its exchangeable shares and the exercise of its option but excluding the exercise of its warrants, of approximately 13.7% in TerrAscend Corp. ("TerrAscend"), a leading North American cannabis operator with vertically integrated operations and a presence in Pennsylvania, New Jersey, Michigan and California as well as licensed cultivation and processing operations in Maryland. Canopy USA's direct and indirect interests in TerrAscend includes control over all exchangeable shares, options and warrants previously held by Canopy Growth in TerrAscend as well as the debentures and loan agreement between Canopy Growth and certain TerrAscend subsidiaries.

Ownership of U.S. Cannabis Investments

Following the implementation of the Reorganization, the shares and interests in Acreage, Wana, Jetty, and TerrAscend are held, directly or indirectly, by Canopy USA, and Canopy Growth no longer holds a direct interest in any shares or interests in such entities. Canopy Growth holds non-voting and non-participating shares (the "Non-Voting Shares") in the capital of Canopy USA. The Non-Voting Shares do not carry voting rights, rights to receive dividends or other rights upon dissolution of Canopy USA, but are convertible into common shares of Canopy USA (the “Canopy USA Common Shares”). To facilitate the creation of the Non-Voting Shares, Canopy USA has raised funds from a third-party investor and has agreed to issue additional Canopy USA Common Shares to the shareholders of Wana as additional consideration in exchange for the option to acquire Wana and reduce the future payments owed in connection with the exercise of each of the options to acquire Wana to US$1.00, resulting in an aggregate exercise price of US$3.00 (the "Wana Amendments"). The value of the Canopy USA Common Shares to be issued to the shareholders of Wana will be equal to 7.5% of the fair market value of Wana as of no earlier than January 1, 2023 (the "Wana Value Payment"). In connection with the Wana Amendments, Canopy Growth has also agreed to issue common shares of the Company to the shareholders of Wana with a value equal to the Wana Value Payment as of no earlier than January 1, 2023, subject to certain limitations. Canopy Growth has also agreed to register the resale of the common shares issued in connection with the Wana Amendments. Canopy Growth has the right to convert its Non-Voting Shares into Canopy USA Common Shares and Canopy USA retains a call right to repurchase all Canopy USA Common Shares that have been issued to third parties, subject to certain time limitations.

Canopy Growth and Canopy USA have also entered into a protection agreement (the "Protection Agreement") to provide for certain covenants in order to preserve the value of the Non-Voting Shares held by Canopy Growth until such time as Canopy Growth controls Canopy USA. Canopy Growth also has two designees on the four-person board of managers of Canopy USA.

Upon closing of Canopy USA's acquisition of Acreage, Canopy Growth will receive additional Non-Voting Shares from Canopy USA in consideration for the issuance of common shares of the Company that shareholders of Acreage will receive in accordance with the terms of the Existing Acreage Arrangement Agreement (as defined below) and the Floating Share Arrangement Agreement.

In addition, subject to the terms and conditions of the Protection Agreement and the terms of the option agreements to acquire Wana and Jetty, as applicable, Canopy Growth may be required to issue additional common shares in satisfaction of certain deferred and/or option exercise payments to the shareholders of Wana and Jetty. Canopy Growth will receive additional Non-Voting Shares from Canopy USA as consideration for any Company common shares issued in the future to the shareholders of Wana and Jetty.

Until such time as Canopy Growth converts the Non-Voting Shares into Canopy USA Common Shares, Canopy Growth will have no economic or voting interest in Canopy USA, Wana, Jetty, TerrAscend, or Acreage. Canopy USA, Wana, Jetty, TerrAscend, and Acreage will continue to operate independently of Canopy Growth.

Acreage Agreements

On October 24, 2022, Canopy Growth entered into an arrangement agreement with Canopy USA and Acreage (the "Floating Share Arrangement Agreement"), pursuant to which, subject to approval of the holders of the Floating Shares and the terms and conditions of the Floating Share Arrangement Agreement, Canopy USA will acquire all of the issued and outstanding Floating Shares by way of a court-approved plan on arrangement (the "Floating Share Arrangement") on the basis of 0.45 of a Company common share in exchange for each Floating Share held. In connection with the Floating Share Arrangement Agreement, the Company has irrevocably waived the Acreage Floating Option existing under the Acreage Arrangement Agreement.

It is expected that the Floating Share Arrangement will be effected by way of a court-approved plan of arrangement under the Business Corporations Act (British Columbia). The Floating Share Arrangement requires the approval of: (i) at least two-thirds of the votes cast by the holders of the Floating Shares; and (ii) at least a majority of the votes cast by the holders of the Floating Shares, excluding the votes cast by "interested parties" and "related parties" (as such terms are defined in Multilateral Instrument 61-101 - Protection Of Minority Security Holders In Special Transactions), at a special meeting of Acreage shareholders expected to be held in January 2023.

On October 24, 2022, Canopy Growth also agreed to issue common shares with a value of US$50,000 to, among others, certain unitholders (the "Holders") of High Street Capital Partners, LLC, a subsidiary of Acreage ("HSCP"), in order to reduce a potential liability of approximately US$121,000 pursuant to HSCP's amended tax receivable agreement and the related tax receivable bonus plans. In connection with the foregoing, 5,648,927 common shares with a value of approximately US$15,000 were issued to certain Holders on November 4, 2022 as the first installment under this agreement with a second payment of approximately US$15,000 in common shares to occur on the earlier of (a) the second business day following the date on which the shareholders of Acreage approve the Floating Share Arrangement; or (b) April 24, 2023. The final payment with a value of approximately US$20,000 will be issued immediately prior to completion of the Floating Share Arrangement. Canopy Growth has also agreed to register the resale of such common shares under the Securities Act of 1933, as amended. In addition, on October 24, 2022, a wholly-owned subsidiary of Canopy Growth ("Acreage Debt Optionholder") agreed, subject to certain conditions precedent, to acquire an option to purchase the outstanding principal, including all accrued and unpaid interest thereon of Acreage's debt, being an amount up to US$150,000 (the "Acreage Debt") from Acreage's existing lenders (the "Lenders") in exchange for an option premium payment of US$28,500 (the "Option Premium"). The Acreage Debt Optionholder will have the right to exercise its option at its discretion, and the Option Premium will be used towards settlement of the Acreage Debt. In the event that Acreage repays the Acreage Debt on or prior to maturity, the Option Premium will be returned to the Acreage Debt Optionholder. In the event that Acreage defaults on the Acreage Debt and the Acreage Debt Optionholder does not exercise its option to acquire the Acreage Debt, the Option Premium will be released to the Lenders.

On October 24, 2022, Canopy Growth and Canopy USA entered into voting support agreements with certain of Acreage's directors, officers, and consultants pursuant to which such persons have agreed, among other things, to vote their Floating Shares in favor of the Floating Share Arrangement, representing approximately 7.3% of the issued and outstanding Floating Shares.

In addition to shareholder and court approvals, the Floating Share Arrangement is subject to approval of the Amendment Proposal (as defined below) and applicable regulatory approvals including, but not limited to, Toronto Stock Exchange ("TSX") approval and the satisfaction of certain other closing conditions customary in transactions of this nature. Assuming timely receipt of all necessary court, shareholder, regulatory and other third-party approvals and the satisfaction of all other conditions, closing of the acquisition of Acreage is expected to occur in late 2023.

It is intended that Canopy Growth's existing option to acquire the Fixed Shares on the basis of 0.3048 of a Company common share per Fixed Share will be exercised after the Meeting in accordance with the terms of the arrangement agreement dated April 18, 2019, as amended on May 15, 2019, September 23, 2020 and November 17, 2020 (the "Existing Acreage Arrangement Agreement"). Canopy Growth will not hold any Fixed Shares or Floating Shares. Completion of the acquisition of the Fixed Shares following exercise of the option is subject to the satisfaction of certain conditions set forth in the Existing Acreage Arrangement Agreement. The acquisition of the Floating Shares pursuant to the Floating Share Arrangement is anticipated to occur concurrently with the acquisition of the Fixed Shares pursuant to the Existing Acreage Arrangement Agreement in late 2023 such that 100% of the issued and outstanding shares of Acreage will be owned by Canopy USA on closing of the acquisition of both the Fixed Shares and the Floating Shares.

Special Shareholder Meeting

In connection with the Reorganization, Canopy Growth expects to hold a special meeting of shareholders (the "Meeting") at which Canopy Growth shareholders will be asked to consider and, if deemed appropriate, to pass a special resolution authorizing an amendment to its articles of incorporation, as amended (the "Amendment Proposal"), in order to: (i) create and authorize the issuance of an unlimited number of a new class of non-voting and non-participating exchangeable shares in the capital of Canopy Growth (the “Exchangeable Shares”); and (ii) restate the rights of the Company's common shares to provide for a conversion feature whereby each common share may at any time, at the option of the holder, be converted into one Exchangeable Share. The Exchangeable Shares will not carry voting rights, rights to receive dividends or other rights upon dissolution of Canopy Growth but will be convertible into common shares.

The Amendment Proposal must be approved by at least 66⅔% of the votes cast on a special resolution by Canopy Growth's shareholders present in person or represented by proxy at the Meeting. On October 24, 2022, Greenstar and CBG, indirect, wholly-owned subsidiaries of CBI, entered into a voting support agreement with Canopy Growth pursuant to which they have agreed, subject to the terms and conditions thereof, among other things, to vote all of the common shares beneficially owned, directed or controlled, directly or indirectly, by them for the Amendment Proposal.

In the event that the Amendment Proposal is approved and subject to the conversion by CBI of their common shares of the Company into Exchangeable Shares, Canopy USA is expected to exercise the options to acquire Wana and Jetty. If the Amendment Proposal is not approved, Canopy USA will not be permitted to exercise the rights to acquire the Fixed Shares, Wana or Jetty and the Floating Share Arrangement Agreement will be terminated. In such circumstances, Canopy Growth will retain its option to acquire the Fixed Shares under the Existing Acreage Arrangement Agreement and Canopy USA will continue to hold an option to acquire Wana and Jetty as well as exchangeable shares in the capital of TerrAscend.

Balance Sheet Actions

On October 24, 2022, Canopy Growth entered into agreements with certain of its lenders under the Credit Agreement pursuant to which Canopy Growth will tender US$187,500 of the principal amount outstanding thereunder at a discounted price of US$930 per US$1,000 or US$174,375 in the aggregate (the "Paydown"). The Paydown will be made in two equal payments: the first payment by no later than November 10, 2022, and the second payment by no later than April 17, 2023.

Canopy Growth also agreed with its lenders to amend certain terms of the Credit Agreement (collectively, the "Amendments"). The Amendments include, among other things, reductions to the minimum Liquidity (as defined in the Credit Agreement) covenant to US$100,000, which is to be reduced as payments are made in accordance with the Paydown, certain changes to the application of net proceeds from asset sales and the establishment of a new committed delayed draw term credit facility in an aggregate principal amount of US$100,000. In addition, the Amendments include the elimination of the additional US$500,000 incremental term loan facility.

Relationship with CBI

In connection with the Reorganization and assuming approval and adoption of the Amendment Proposal, CBI has expressed its current intention to convert all of its common shares of the Company into Exchangeable Shares. However, any decision to convert will be made by CBI in its sole discretion, and CBI is not obligated to effect any such conversion.

In connection with the foregoing, on October 24, 2022, Canopy Growth entered into a consent agreement (the “Consent Agreement”) among Canopy Growth, CBG and Greenstar, pursuant to which the parties agreed, among other things, that following the conversion by CBG and Greenstar of their respective common shares into Exchangeable Shares, other than the Notes held by CBI, all agreements between Canopy Growth and CBI, including the Second Amended and Restated Investor Rights Agreement, will be terminated. Pursuant to the terms of the Consent Agreement, CBG and Greenstar also agreed, among other things, that at the time of the conversion by CBG and Greenstar of their common shares into Exchangeable Shares, (i) CBG will surrender the warrants held by CBG to purchase 139,745,453 common shares for cancellation for no consideration and (ii) all nominees of CBI that are currently sitting on the Board will resign from the Board. In addition, pursuant to the Consent Agreement, Canopy Growth is contractually required to convert its Non-Voting Shares into Canopy USA Common Shares and cause Canopy USA to repurchase the Canopy USA Common Shares held by certain third-party investors in Canopy USA in the event CBG and Greenstar have not converted their respective common shares into Exchangeable Shares by the later of (i) sixty days after the Meeting or (ii) February 28, 2023 (the “Termination Date”). The Consent Agreement will automatically terminate on the Termination Date.

In the event that CBI does not convert its common shares into Exchangeable Shares, Canopy USA will not be permitted to exercise the rights to acquire the Fixed Shares, Wana or Jetty and the Floating Share Arrangement Agreement will be terminated. In such circumstances, Canopy Growth will retain its option to acquire the Fixed Shares under the Existing Acreage Arrangement Agreement and Canopy USA will continue to hold an option to acquire Wana and Jetty as well as exchangeable shares and other securities in the capital of TerrAscend. In addition, Canopy USA will exercise its repurchase rights to acquire the Canopy USA Common Shares held by the third party investors.

Purchase of Manufacturing Facility

On November 8, 2022, the Company completed the purchase of a manufacturing facility from one of BioSteel's contract manufacturers.

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

•
Part 2 - Results of Operations. This section provides an analysis of our results of operations for the second quarter of fiscal 2023 in comparison to the second quarter of fiscal 2022, and for the six months ended September 30, 2022 in comparison to the six months ended September 30, 2021.

•
Part 3 - Financial Liquidity and Capital Resources. This section provides an analysis of our cash flows and outstanding debt and commitments. Included in this analysis is a discussion of the amount of financial capacity available to fund our ongoing operations and future commitments.

We prepare and report our Interim Financial Statements in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Our Interim Financial Statements, and the financial information contained herein, are reported in thousands of Canadian dollars, except share and per share amounts or as otherwise stated. We have determined that the Canadian dollar is the most relevant and appropriate reporting currency as, despite continuing shifts in the relative size of our operations across multiple geographies, the majority of our operations are conducted in Canadian dollars and our financial results are prepared and reviewed internally by management in Canadian dollars.

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

Forward-looking statements include, but are not limited to, statements with respect to:

•
laws and regulations and any amendments thereto applicable to our business and the impact thereof, including uncertainty regarding the application of U.S. state and federal law to U.S. hemp (including CBD) products and the scope of any regulations by the U.S. Food and Drug Administration, the U.S. Drug Enforcement Administration, the U.S. Federal Trade Commission, the U.S. Patent and Trademark Office, the U.S. Department of Agriculture (the “USDA”) and any state equivalent regulatory agencies over U.S. hemp (including CBD) products;
•
expectations regarding the amount or frequency of impairment losses, including as a result of the write-down of intangible assets, including goodwill;
•
the Company’s ability to execute on its strategy to accelerate the Company’s entry into the U.S. cannabis market;
•
expectations regarding the potential success of, and the costs and benefits associated with the Reorganization (as defined below);
•
expectations to capitalize on the opportunity for growth in the United States cannabis sector and the anticipated benefits of such strategy;
•
the timing and outcome of the Floating Share Arrangement (as defined below), the anticipated benefits of the Floating Share Arrangement, the anticipated timing of the Acreage (as defined below) special meeting of shareholders and the acquisition of the Fixed Shares (as defined below) and the Floating Shares (as defined below) by Canopy USA (as defined below), the satisfaction or waiver of the closing conditions set out in the Floating Share Arrangement Agreement (as defined below) and the Acreage Arrangement Agreement (as defined below), including receipt of all regulatory approvals, and the anticipated timing and occurrence of the Company’s exercise of the option to acquire the Fixed Shares and closing of such transaction;
•
the issuance of additional common shares to satisfy the payments to the Holders (as defined below) and to satisfy any deferred and/or option exercise payments to the shareholders of Wana (as defined below) and Jetty (as defined below) and the Non-Voting Shares (as defined below) issuable to Canopy Growth from Canopy USA in consideration thereof;
•
the potential conversion of common shares held by the CBI Group (as defined below) to Exchangeable Shares (as defined below), including the termination of the Second Amended and Restated Investor Rights Agreement (as defined below);
•
the anticipated timing and occurrence of the Meeting (as defined below) to approve the Amendment Proposal (as defined below);
•
the timing of the Paydown (as defined below) and the reduction in interest rates;
•
the potential settlement of Notes (as defined below) following the Meeting;
•
expectations related to our announcement of certain restructuring actions (the “Restructuring Actions”), the Reorganization, and any progress, challenges and effects related thereto as well as changes in strategy, metrics, investments, costs, operating expenses, employee turnover and other changes with respect thereto;
•
expectations regarding the laws and regulations and any amendments thereto relating to the U.S. hemp industry in the U.S., including the promulgation of regulations for the U.S. hemp industry by the USDA and relevant state regulatory authorities;
•
expectations regarding the potential success of, and the costs and benefits associated with the Reorganization, our acquisitions, joint ventures, strategic alliances, equity investments and dispositions;
•
the Acreage Amended Arrangement (as defined below) and the Floating Share Arrangement, including the occurrence or waiver (at our discretion) of the Triggering Event (as defined below), the anticipated timing and occurrence of the Company's exercise of the option to acquire the Fixed Shares and the satisfaction or waiver of the conditions to closing the acquisition of Acreage;
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

By their nature, forward-looking statements are subject to inherent risks and uncertainties that may be general or specific and which give rise to the possibility that expectations, forecasts, predictions, projections or conclusions will not prove to be accurate, that assumptions may not be correct and that objectives, strategic goals and priorities will not be achieved. A variety of factors, including known and unknown risks, many of which are beyond our control, could cause actual results to differ materially from the forward-looking statements in this Quarterly Report and other reports we file with, or furnish to, the Securities and Exchange Commission (the “SEC”) and other regulatory agencies and made by our directors, officers, other employees and other persons authorized to speak on our behalf. Such factors include, without limitation, our limited operating history; the risks that the stock exchanges on which we are listed may disagree with our interpretations of their policies, including that financial consolidation of Canopy USA may be permissible in the event that Canopy USA closes on the acquisition of Wana, Jetty or the Fixed Shares of Acreage; inherent uncertainty associated with projections; the diversion of management time on issues related to Canopy USA; the ability of parties to certain transactions to receive, in a timely manner and on satisfactory terms, the necessary regulatory, court and shareholder approvals; the risks that our Restructuring Actions will not result in the expected cost-savings, efficiencies and other benefits or will result in greater than anticipated turnover in personnel; risks that we may be required to write down intangible assets, including goodwill, due to impairment; changes in laws, regulations and guidelines and our compliance with such laws, regulations and guidelines; the risk that the COVID-19 pandemic may disrupt our operations and those of our suppliers and distribution channels and negatively impact the demand for and use of our products; consumer demand for cannabis and U.S. hemp products; inflation risks; the risks and uncertainty regarding future product development; our reliance on licenses issued by and contractual arrangements with various federal, state and provincial governmental authorities; the risk that cost savings and any other synergies from the CBI Group Investments may not be fully realized or may take longer to realize than expected; the implementation and effectiveness of key personnel changes; risks associated with jointly owned investments; risks relating to our current and future operations in emerging markets; risks relating to inventory write downs; future levels of revenues and the impact of increasing levels of competition; risks related to the protection and enforcement of our intellectual property rights; our ability to manage disruptions in credit markets or changes to our credit ratings; future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses; the success or timing of completion of ongoing or anticipated capital or maintenance projects; risks related to the integration of acquired businesses; the timing and manner of the legalization of cannabis in the United States; business strategies, growth opportunities and expected investment; the adequacy of our capital resources and liquidity, including but not limited to, availability of sufficient cash flow to execute our business plan (either within the expected timeframe or at all); counterparty risks and liquidity risks that may impact our ability to obtain loans and other credit facilities on favorable terms; the potential effects of judicial, regulatory or other proceedings, or threatened litigation or proceedings, on our business, financial condition, results of operations and cash flows; risks related to stock exchange restrictions; risks associated with divestment and restructuring; volatility in and/or degradation of general economic, market, industry or business conditions; our exposure to risks related to an agricultural business, including wholesale price volatility and variable product quality; third-party manufacturing risks; third-party transportation risks; compliance with applicable environmental, economic, health and safety, energy and other policies and regulations and in particular health concerns with respect to vaping and the use of cannabis and U.S. hemp products in vaping devices; the anticipated effects of actions of third parties such as competitors, activist investors or federal, state, provincial, territorial or local regulatory authorities, self-regulatory organizations, plaintiffs in litigation or persons threatening litigation; changes in regulatory requirements in relation to our business and products; and the factors discussed under the heading “Risk Factors” in the Annual Report and in Item 1A of Part II of this Quarterly Report. Readers are cautioned to consider these and other factors, uncertainties and potential events carefully and not to put undue reliance on forward-looking statements.

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

Part 1 - Business Overview

We are a world-leading cannabis consumer packaged goods (“CPG”) company which produces, distributes, and sells a diverse range of cannabis, hemp, and CPG products. Cannabis products are principally sold for recreational and medical purposes under a portfolio of distinct brands in Canada pursuant to the Cannabis Act, and globally pursuant to applicable international legislation, regulations, and permits. Our other product offerings, which are sold by our subsidiaries in jurisdictions where it is permissible to do so, include (i) Storz & Bickel vaporizers; (ii) BioSteel Sports Nutrition Inc. ("BioSteel") sports nutrition beverages, mixes, protein, gum and mints, some of which have been infused with hemp-derived CBD isolate; and (iii) This Works beauty, skincare, wellness and sleep products, some of which have been blended with hemp-derived CBD isolate. Our core operations are in Canada, the United States, and Germany.

On October 17, 2018, the Cannabis Act came into effect in Canada, regulating both the medical and recreational cannabis markets in Canada and providing provincial, territorial and municipal governments the authority to prescribe regulations regarding the distribution and sale of recreational cannabis. On October 17, 2019, the second phase of recreational cannabis products was legalized pursuant to certain amendments to the regulations under the Cannabis Act. We currently offer product varieties in dried flower, oil, softgels, vape pen power sources, pod-based vape devices, vape cartridges, cannabis-infused beverages and cannabis-infused edibles, with product availability varying based on provincial and territorial regulations. Our recreational cannabis products are predominantly sold to provincial and territorial agencies under a “business-to-business” wholesale model, with those provincial and territorial agencies then being responsible for the distribution of our products to brick-and-mortar stores and for online retail sales. As described under "Recent Developments" below, on September 27, 2022, we announced that we have entered into agreements to divest our retail business across Canada, which includes the retail stores operating under the Tweed and Tokyo Smoke banners under a “business-to-consumer” model. In the first quarter of fiscal 2022, we completed the acquisitions of (i) The Supreme Cannabis Company, Inc. (“Supreme Cannabis”), a producer of recreational, wholesale and medical cannabis products with a diversified portfolio of distinct cannabis products and brands; and (ii) AV Cannabis Inc. (“Ace Valley”), an Ontario-based cannabis brand focused on premium, ready-to-enjoy products including vapes, pre-roll joints and gummies.

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

In June 2019, we implemented a plan of arrangement pursuant to an arrangement agreement (the “Acreage Arrangement Agreement”) with Acreage Holdings, Inc. (“Acreage”), a U.S. multi-state cannabis operator. In September 2020, we entered into a second amendment to the Acreage Arrangement Agreement (the “Acreage Amending Agreement”) and implemented an amended and restated plan of arrangement (the “Acreage Amended Arrangement”). Pursuant to the Acreage Amended Arrangement, following the occurrence or waiver (at our discretion) of changes in U.S. federal law to permit the general cultivation, distribution, and possession of marijuana or to remove the regulation of such activities from the federal laws of the United States (the “Triggering Event”) and subject to the satisfaction or waiver of the conditions set out in the Acreage Arrangement Agreement (as modified by the Acreage Amending Agreement), we (i) agreed to acquire approximately 70% of the issued and outstanding shares of Acreage, and (ii) obtained the right (the "Acreage Floating Option") to acquire the other approximately 30% of the issued and outstanding shares of Acreage. In connection with the Floating Share Arrangement Agreement, Canopy Growth has irrevocably waived the Acreage Floating Option existing under the Acreage Arrangement Agreement. The acquisition of Acreage, if completed, will provide a pathway into cannabis markets in the United States; however, we and Acreage will continue to operate as independent companies until the acquisition of Acreage is completed.

On October 14, 2021, we entered into definitive option agreements (the “Wana Agreements”) with Mountain High Products, LLC, Wana Wellness, LLC and The Cima Group, LLC (collectively, “Wana”) providing us with the right, upon the occurrence or waiver (at our discretion) of the Triggering Event, to acquire 100% of the outstanding membership interests of Wana. Wana manufactures and sells gummies in the state of Colorado and licenses its intellectual property to partners, who manufacture, distribute, and sell Wana-branded gummies across the United States, including in California, Arizona, Illinois, Michigan and Florida, and across Canada. Until such time as we exercise our right to acquire Wana, we will have no economic or voting interest in Wana, and we and Wana will continue to operate independently. Additionally, on May 17, 2022, we and Lemurian, Inc. (“Jetty”) entered into definitive agreements (the “Jetty Agreements”) providing us with the right to acquire up to 100% of the outstanding equity interests in Jetty upon the Triggering Event. Jetty is a California-based producer of high-quality cannabis extracts and pioneer of clean vape technology.

As described below under "Recent Developments", on October 25, 2022, we announced a strategy to accelerate our entry into the U.S. cannabis industry through the creation of a new U.S.-domiciled holding company, Canopy USA, LLC ("Canopy USA") (the "Reorganization"). Following the implementation of the Reorganization, Canopy USA, as of October 24, 2022, holds our U.S. cannabis investments, which is expected to enable Canopy USA, following, among other things, the Meeting, to exercise its rights to acquire Acreage, Wana, and Jetty.

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

Segment Reporting

Prior to the second quarter of fiscal 2022, we had the following two reportable segments: (i) global cannabis; and (ii) other consumer products. Following the completion of certain restructuring actions which were initiated in the fourth quarter of fiscal 2022, and which were aligned with our strategic review of our business, we have changed the structure of our internal management financial reporting. Accordingly, in the second quarter of fiscal 2023 we are reporting our financial results for the following five reportable segments: (i) Canada cannabis; (ii) rest-of-world cannabis; (iii) Storz & Bickel; (iv) BioSteel; and (v) This Works, with the principal activities of each of these reportable segments described above under "Business Overview".

These segments reflect how our operations are managed, how our Chief Executive Officer, who is the Chief Operating Decision Maker (“CODM”), allocates resources and evaluates performance, and how our internal management financial reporting is structured. Our CODM evaluates the performance of these segments, with a focus on (i) segment net revenue, and (ii) segment gross margin as the measure of segment profit or loss. Accordingly, information regarding segment net revenue and segment gross margin for the comparative periods has been restated to reflect the aforementioned change in reportable segments. The remainder of our operations include revenue derived from, and cost of sales associated with, our non-cannabis extraction activities and other ancillary activities; these are included within "other".

Update on the COVID-19 Pandemic

Management has continued to closely monitor the impact of the COVID-19 global pandemic, with a focus on the health and safety of our employees, business continuity and supporting its communities. The COVID-19 pandemic, including government measures to limit the spread of COVID-19, did not have a material adverse impact on our results of operations in the second quarter of fiscal 2023. However, given the uncertainties associated with the COVID-19 pandemic, including those related to the distribution and acceptance of the vaccines and their effectiveness with respect to new variants of the virus, the use of our products by consumers, disruptions to the global and local economies due to related stay-at-home orders, quarantine policies and restrictions on travel, trade and business operations and a reduction in discretionary consumer spending we are unable to estimate the future impact of the COVID-19 pandemic on our business, financial condition, results of operations, and/or cash flows. Recently in the United States, there have been a number of supply chain challenges, such as container ships facing delays due to congestion in ports, impacting many industries, including the industries in which we operate. Although we have not yet seen a significant impact, we continue to monitor our supply chain closely. The uncertain nature of the impacts of the COVID-19 pandemic may affect our results of operations into the third quarter of fiscal 2023.

We believe we have sufficient liquidity available from cash and cash equivalents and short-term investments on hand of $746.7 million and $396.7 million, respectively, at September 30, 2022, to enable us to meet our working capital and other operating requirements, fund growth initiatives and capital expenditures, settle our liabilities, and repay scheduled principal and interest payments on debt for at least the next twelve months. Refer to “Part 3 – Financial Liquidity and Capital Resources” for further information.

Recent Developments

Reorganization - Creation of Canopy USA

On October 25, 2022, Canopy Growth completed the Reorganization, which included the creation of Canopy USA. Following the implementation of the Reorganization, Canopy USA, as of October 24, 2022, holds the U.S. cannabis investments previously held by Canopy Growth, which is expected to enable Canopy USA, following, among other things, the Meeting, to exercise its rights to acquire Acreage, Wana, and Jetty.

Canopy USA has an ownership interest in the following assets, among others:

•
Acreage - The shares to be acquired upon the exercise of the option to acquire approximately 70% of the total shares of Acreage at a fixed share exchange ratio of 0.3048 of a common share of Canopy Growth. In addition, Canopy USA will acquire all of the issued and outstanding Class D subordinate voting shares of Acreage (the "Floating Shares") subject to, among other things, the terms and conditions of the Floating Share Arrangement Agreement (as defined below). Acreage is a leading vertically-integrated multi-state cannabis operator, with its main operations in densely populated states across the Northeast U.S. including New Jersey and New York.
•
Wana - The option to acquire 100% of the membership interests of Wana, a leading cannabis edibles brand in North America.
•
Jetty - The option to acquire 100% of the shares of Jetty, a California-based producer of high-quality cannabis extracts and pioneer of clean vape technology.

In addition, as of October 24, 2022, Canopy USA controls a conditional ownership position, assuming conversion of its exchangeable shares and the exercise of its option but excluding the exercise of its warrants, of approximately 13.7% in TerrAscend Corp. ("TerrAscend"), a leading North American cannabis operator with vertically integrated operations and a presence in Pennsylvania, New Jersey, Michigan and California as well as licensed cultivation and processing operations in Maryland. Canopy USA's direct and indirect interests in TerrAscend includes control over all exchangeable shares, options and warrants previously held by Canopy Growth in TerrAscend as well as the debentures and loan agreement between Canopy Growth and certain TerrAscend subsidiaries.

Ownership of U.S. Cannabis Investments

Following the implementation of the Reorganization, the shares and interests in Acreage, Wana, Jetty, and TerrAscend are held, directly or indirectly, by Canopy USA, and Canopy Growth no longer holds a direct interest in any shares or interests in such entities. Canopy Growth holds non-voting and non-participating shares (the "Non-Voting Shares") in the capital of Canopy USA. The Non-Voting Shares do not carry voting rights, rights to receive dividends or other rights upon dissolution of Canopy USA, but are convertible into common shares of Canopy USA (the “Canopy USA Common Shares”). To facilitate the creation of the Non-Voting Shares, Canopy USA has raised funds from a third-party investor and has agreed to issue additional Canopy USA Common Shares to the shareholders of Wana as additional consideration in exchange for the option to acquire Wana and reduce the future payments owed in connection with the exercise of each of the options to acquire Wana to US$1.00, resulting in an aggregate exercise price of US$3.00 (the "Wana Amendments"). The value of the Canopy USA Common Shares to be issued to the shareholders of Wana will be equal to 7.5% of the fair market value of Wana as of no earlier than January 1, 2023 (the "Wana Value Payment"). In connection with the Wana Amendments, Canopy Growth has also agreed to issue common shares to the shareholders of Wana with a value equal to the Wana Value Payment as of no earlier than January 1, 2023, subject to certain limitations. Canopy Growth has also agreed to register the resale of the common shares issued in connection with the Wana Amendments.

Canopy Growth has the right to convert its Non-Voting Shares into Canopy USA Common Shares and Canopy USA retains a call right to repurchase all Canopy USA Common Shares that have been issued to third parties, subject to certain time limitations.

Canopy Growth and Canopy USA have also entered into a protection agreement (the "Protection Agreement") to provide for certain covenants in order to preserve the value of the Non-Voting Shares held by Canopy Growth until such time as Canopy Growth controls Canopy USA. Canopy Growth also has two designees on the four-person board of managers of Canopy USA.

Upon closing of Canopy USA's acquisition of Acreage, Canopy Growth will receive additional Non-Voting Shares from Canopy USA in consideration for the issuance of Company common shares that shareholders of Acreage will receive in accordance with the terms of the Existing Acreage Arrangement Agreement (as defined below) and the Floating Share Arrangement Agreement.

In addition, subject to the terms and conditions of the Protection Agreement and the terms of the option agreements to acquire Wana and Jetty, as applicable, Canopy Growth may be required to issue additional common shares in satisfaction of certain deferred and/or option exercise payments to the shareholders of Wana and Jetty. Canopy Growth will receive additional Non-Voting Shares from Canopy USA as consideration for any Company common shares issued in the future to the shareholders of Wana and Jetty.

Until such time as Canopy Growth converts the Non-Voting Shares into Canopy USA Common Shares, Canopy Growth will have no economic or voting interest in Canopy USA, Wana, Jetty, TerrAscend, or Acreage. Canopy USA, Wana, Jetty, TerrAscend, and Acreage will continue to operate independently of Canopy Growth.

Acreage Agreements

On October 24, 2022, Canopy Growth entered into an arrangement agreement with Canopy USA and Acreage (the "Floating Share Arrangement Agreement"), pursuant to which, subject to approval of the holders of the Floating Shares and the terms and conditions of the Floating Share Arrangement Agreement, Canopy USA will acquire all of the issued and outstanding Floating Shares by way of a court-approved plan on arrangement (the "Floating Share Arrangement") on the basis of 0.45 of a Company common share in exchange for each Floating Share held. In connection with the Floating Share Arrangement Agreement, Canopy Growth has irrevocably waived the Acreage Floating Option existing under the Acreage Arrangement Agreement.

It is expected that the Floating Share Arrangement will be effected by way of a court-approved plan of arrangement under the Business Corporations Act (British Columbia). The Floating Share Arrangement requires the approval of: (i) at least two-thirds of the votes cast by the holders of the Floating Shares; and (ii) at least a majority of the votes cast by the holders of the Floating Shares, excluding the votes cast by "interested parties" and "related parties" (as such terms are defined in Multilateral Instrument 61-101 - Protection Of Minority Security Holders In Special Transactions), at a special meeting of Acreage shareholders expected to be held in January 2023.

On October 24, 2022, Canopy Growth also agreed to issue common shares with a value of US$50.0 million to, among others, certain unitholders (the "Holders") of High Street Capital Partners, LLC, a subsidiary of Acreage ("HSCP"), in order to reduce a potential liability of approximately US$121.0 million pursuant to HSCP's amended tax receivable agreement and the related tax receivable bonus plans. In connection with the foregoing, 5,648,927 common shares with a value of approximately US$15.0 million were issued to certain Holders on November 4, 2022 as the first installment under this agreement with a second payment of approximately US$15.0 million in common shares to occur on the earlier of (a) the second business day following the date on which the shareholders of Acreage approve the Floating Share Arrangement; or (b) April 24, 2023. The final payment with a value of approximately US$20.0 million will be issued immediately prior to completion of the Floating Share Arrangement. Canopy Growth has also agreed to register the resale of such common shares under the Securities Act of 1933, as amended. In addition, on October 24, 2022, a wholly-owned subsidiary of Canopy Growth ("Acreage Debt Optionholder") agreed, subject to certain conditions precedent, to acquire an option to purchase the outstanding principal, including all accrued and unpaid interest thereon of Acreage's debt, being an amount up to US$150.0 million (the "Acreage Debt") from Acreage's existing lenders (the "Lenders") in exchange for an option premium payment of US$28.5 million (the "Option Premium"). The Acreage Debt Optionholder will have the right to exercise its option at its discretion, and the Option Premium will be used towards settlement of the Acreage Debt. In the event that Acreage repays the Acreage Debt on or prior to maturity, the Option Premium will be returned to the Acreage Debt Optionholder. In the event that Acreage defaults on the Acreage Debt and the Acreage Debt Optionholder does not exercise its option to acquire the Acreage Debt, the Option Premium will be released to the Lenders.

On October 24, 2022, Canopy Growth and Canopy USA entered into voting support agreements with certain of Acreage's directors, officers, and consultants pursuant to which such persons have agreed, among other things, to vote their Floating Shares in favor of the Floating Share Arrangement, representing approximately 7.3% of the issued and outstanding Floating Shares.

In addition to shareholder and court approvals, the Floating Share Arrangement is subject to approval of the Amendment Proposal (as defined below) and applicable regulatory approvals including, but not limited to, Toronto Stock Exchange ("TSX") approval and the satisfaction of certain other closing conditions customary in transactions of this nature. Assuming timely receipt of all necessary court, shareholder, regulatory and other third-party approvals and the satisfaction of all other conditions, closing of the acquisition of Acreage is expected to occur in late 2023.

It is intended that Canopy Growth's existing option to acquire the Class E subordinate voting shares of Acreage (the "Fixed Shares") on the basis of 0.3048 of a Company common share per Fixed Share will be exercised after the Meeting in accordance with the terms of the arrangement agreement dated April 18, 2019, as amended on May 15, 2019, September 23, 2020 and November 17, 2020 (the "Existing Acreage Arrangement Agreement"). Canopy Growth will not hold any Fixed Shares or Floating Shares. Completion of the acquisition of the Fixed Shares following exercise of the option is subject to the satisfaction of certain conditions set forth in the Existing Acreage Arrangement Agreement. The acquisition of the Floating Shares pursuant to the Floating Share Arrangement is anticipated to occur concurrently with the acquisition of the Fixed Shares pursuant to the Existing Acreage Arrangement Agreement in late 2023 such that 100% of the issued and outstanding shares of Acreage will be owned by Canopy USA on closing of the acquisition of both the Fixed Shares and the Floating Shares.

Special Shareholder Meeting

In connection with the Reorganization, Canopy Growth expects to hold a special meeting of shareholders (the "Meeting") at which Canopy Growth shareholders will be asked to consider and, if deemed appropriate, to pass a special resolution authorizing an amendment to its articles of incorporation, as amended (the "Amendment Proposal"), in order to: (i) create and authorize the issuance of an unlimited number of a new class of non-voting and non-participating exchangeable shares in the capital of Canopy Growth (the “Exchangeable Shares”); and (ii) restate the rights of the Company's common shares to provide for a conversion feature whereby each common share may at any time, at the option of the holder, be converted into one Exchangeable Share. The Exchangeable Shares will not carry voting rights, rights to receive dividends or other rights upon dissolution of Canopy Growth but will be convertible into common shares.

The Amendment Proposal must be approved by at least 66⅔% of the votes cast on a special resolution by Canopy Growth's shareholders present in person or represented by proxy at the Meeting. On October 24, 2022, Greenstar Canada Investment Limited Partnership ("Greenstar") and CBG Holdings LLC ("CBG"), indirect, wholly-owned subsidiaries of CBI, entered into a voting support agreement with Canopy Growth pursuant to which they have agreed, subject to the terms and conditions thereof, among other things, to vote all of the common shares beneficially owned, directed or controlled, directly or indirectly, by them for the Amendment Proposal.

In the event that the Amendment Proposal is approved and subject to the conversion by CBI of their common shares into Exchangeable Shares, Canopy USA is expected to exercise the options to acquire Wana and Jetty. If the Amendment Proposal is not approved, Canopy USA will not be permitted to exercise the rights to acquire the Fixed Shares, Wana or Jetty and the Floating Share Arrangement Agreement will be terminated. In such circumstances, Canopy Growth will retain its option to acquire the Fixed Shares under the Existing Acreage Arrangement Agreement and Canopy USA will continue to hold an option to acquire Wana and Jetty as well as exchangeable shares in the capital of TerrAscend.

Balance Sheet Actions

On October 24, 2022, Canopy Growth entered into agreements with certain of its lenders under its term loan credit agreement dated March 18, 2021 (the "Credit Agreement") pursuant to which Canopy Growth will tender US$187.5 million of the principal amount outstanding thereunder at a discounted price of US$930 per US$1,000 or US$174.4 million in the aggregate (the "Paydown"). The Paydown will be made in two equal payments: the first payment by no later than November 10, 2022, and the second payment by no later than April 17, 2023.

Canopy Growth also agreed with its lenders to amend certain terms of the Credit Agreement (collectively, the "Amendments"). The Amendments include, among other things, reductions to the minimum Liquidity (as defined in the Credit Agreement) covenant to US$100.0 million, which is to be reduced as payments are made in accordance with the Paydown, certain changes to the application of net proceeds from asset sales and the establishment of a new committed delayed draw term credit facility in an aggregate principal amount of US$100.0 million. In addition, the Amendments include the elimination of the additional US$500.0 million incremental term loan facility.

Relationship with CBI

In connection with the Reorganization and assuming approval and adoption of the Amendment Proposal, CBI has expressed its current intention to convert all of its common shares of the Company into Exchangeable Shares. However, any decision to convert will be made by CBI in its sole discretion, and CBI is not obligated to effect any such conversion.

In connection with the foregoing, on October 24, 2022, Canopy Growth entered into a consent agreement (the “Consent Agreement”) among Canopy Growth, CBG and Greenstar, pursuant to which the parties agreed, among other things, that following the conversion by CBG and Greenstar of their respective common shares into Exchangeable Shares, other than the Notes held by CBI, all agreements between Canopy Growth and CBI, including the Second Amended and Restated Investor Rights Agreement, dated as of April 18, 2019, by and among certain wholly-owned subsidiaries of CBI and Canopy Growth (the "Second Amended and Restated Investor Rights Agreement") will be terminated. Pursuant to the terms of the Consent Agreement, CBG and Greenstar also agreed, among other things, that at the time of the conversion by CBG and Greenstar of their common shares into Exchangeable Shares, (i) CBG will surrender the warrants held by CBG to purchase 139,745,453 common shares for cancellation for no consideration and (ii) all nominees of CBI that are currently sitting on the board of directors of Canopy Growth (the “Board”) will resign from the Board. In addition, pursuant to the Consent Agreement, Canopy Growth is contractually required to convert its Non-Voting Shares into Canopy USA Common Shares and cause Canopy USA to repurchase the Canopy USA Common Shares held by certain third-party investors in Canopy USA in the event CBG and Greenstar have not converted their respective common shares into Exchangeable Shares by the later of (i) sixty days after the Meeting or (ii) February 28, 2023 (the “Termination Date”). The Consent Agreement will automatically terminate on the Termination Date.

In the event that CBI does not convert its common shares into Exchangeable Shares, Canopy USA will not be permitted to exercise the rights to acquire the Fixed Shares, Wana or Jetty and the Floating Share Arrangement Agreement will be terminated. In such circumstances, Canopy Growth will retain its option to acquire the Fixed Shares under the Existing Acreage Arrangement Agreement and Canopy USA will continue to hold an option to acquire Wana and Jetty as well as exchangeable shares and other securities in the capital of TerrAscend. In addition, Canopy USA will exercise its repurchase rights to acquire the Canopy USA Common Shares held by the third party investors.

Divestiture of Canadian Retail Operations

On September 27, 2022, we announced that we have entered into agreements to divest our retail business in Canada, which includes the retail stores operating under the Tweed and Tokyo Smoke banners.

We have reached an agreement (the "OEGRC Transaction") with OEG Retail Cannabis ("OEGRC"), an existing Canopy Growth licensee partner that currently owns and operates our franchised Tokyo Smoke stores in Ontario. As part of this agreement, OEGRC will acquire ownership of 23 of our corporate-owned retail stores in Manitoba, Saskatchewan, and Newfoundland and Labrador, as well as all Tokyo Smoke-related intellectual property. Any acquired retail stores branded as Tweed will be rebranded by OEGRC, and the master franchise agreement between us and OEGRC pursuant to which OEGRC licenses the Tokyo Smoke brand in Ontario will be terminated on the closing of the OEGRC Transaction.

We also reached an agreement (the "FOUR20 Transaction") with 420 Investments Ltd. ("FOUR20"), a licensed cannabis retailer, pursuant to which FOUR20 will acquire the ownership of five of our corporate-owned retail stores in Alberta. Following the close of the FOUR20 Transaction, these stores will be rebranded under FOUR20's retail banner.

Closing of the OEGRC Transaction remains subject to regulatory approvals and other customary closing conditions. The FOUR20 Transaction closed on October 26, 2022.

Exchanges of Unsecured Senior Notes

On June 29, 2022 and June 30, 2022, we entered into privately negotiated exchange agreements (the “Exchange Agreements”) with a limited number of holders, including Greenstar (collectively, the “Noteholders”), of our 4.25% unsecured senior notes due in 2023 (the “Notes”). Pursuant to the Exchange Agreements, we acquired and cancelled approximately $262.6 million of aggregate principal amount of the Notes from the Noteholders (the “Exchange Transaction”), for an aggregate purchase price (excluding $5.4 million paid in cash to the Noteholders for accrued and unpaid interest) of $260.0 million (the “Purchase Price”), which was payable in our common shares.

We satisfied the Purchase Price as follows:

•
On the initial closings, 35,662,420 common shares were issued to the Noteholders, other than Greenstar, based on a price equal to US$3.50 per common share, which was the closing price of the common shares on the Nasdaq on June 29, 2022. Of this amount, 14,069,353 common shares were issued to Noteholders on June 30, 2022, representing our acquisition and cancellation of an aggregate principal amount of Notes of $63.1 million.
•
On the final closing on July 18, 2022 (the “Final Closing”), 11,896,536 common shares were issued to Noteholders, other than Greenstar, based on the volume-weighted average trading price of the common shares on the Nasdaq for the 10 consecutive trading days beginning on, and including, June 30, 2022, being US$2.6245 (the “Averaging Price”).
•
In addition, on the Final Closing on July 18, 2022, 29,245,456 common shares were issued to Greenstar based on a price per common share equal to the Averaging Price. Prior to the Exchange Transaction, Greenstar held $200.0 million aggregate principal amount of Notes. Pursuant to the Exchange Transaction, we acquired and cancelled $100.0 million aggregate principal amount of such Notes held by Greenstar.
•
In total, 62,735,059 common shares were issued in July 2022, representing our acquisition and cancellation of an aggregate principal amount of Notes of $199.5 million, and a total of 76,804,412 common shares were issued in June and July 2022, representing our acquisition and cancellation of an aggregate principal amount of Notes of $262.6 million.

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

Purchase of Manufacturing Facility

On November 8, 2022, we completed the purchase of a manufacturing facility from one of BioSteel's contract manufacturers.

Part 2 - Results of Operations

Discussion of Second Quarter of Fiscal 2023 Results of Operations

	Three months ended September 30,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2022	2021	$ Change	% Change
Selected consolidated financial information:
Net revenue	$117,863	$131,374	$(13,511)	(10%)
Gross margin percentage	3%	(54%)	-	5,700 bps
Net loss	$(231,911)	$(16,331)	$(215,580)	(1,320%)
Net loss attributable to Canopy Growth Corporation	$(221,806)	$(11,058)	$(210,748)	(1,906%)
Basic and diluted loss per share[1]	$(0.47)	$(0.03)	$(0.44)	(1,467%)

[1]For the three months ended September 30, 2022, the weighted average number of outstanding common shares, basic and diluted, totaled 471,592,150 (three months ended September 30, 2021 - 393,274,758).

Revenue

We report net revenue in five segments: (i) Canada cannabis; (ii) rest-of-world cannabis; (iii) Storz & Bickel; (iv) BioSteel; and (v) This Works. Revenue derived from the remainder of our operations are included within "other". The following tables present segmented net revenue, by channel and by form, for the three months ended September 30, 2022 and 2021:

Revenue by Channel	Three months ended September 30,
(in thousands of Canadian dollars)	2022	2021	$ Change	% Change
Canada cannabis
Canadian recreational cannabis
Business-to-business[1]	$25,317	$41,927	$(16,610)	(40%)
Business-to-consumer	12,772	16,652	(3,880)	(23%)
	38,089	58,579	(20,490)	(35%)
Canadian medical cannabis[2]	14,215	13,093	1,122	9%
	$52,304	$71,672	$(19,368)	(27%)
Rest-of-world cannabis
C3	-	11,887	(11,887)	(100%)
Other rest-of-world cannabis[3]	10,552	11,766	(1,214)	(10%)
	$10,552	$23,653	$(13,101)	(55%)

Storz & Bickel	$13,494	$14,511	$(1,017)	(7%)
BioSteel[4]	$29,922	$7,512	$22,410	298%
This Works	$6,868	$9,027	$(2,159)	(24%)
Other	4,723	4,999	(276)	(6%)

Net revenue	$117,863	$131,374	$(13,511)	(10%)

[1] Reflects excise taxes of $11,366 and other revenue adjustments, representing our determination of returns and pricing adjustments, of $353 for the three months ended September 30, 2022 (three months ended September 30, 2021 - excise taxes of $12,913 and other revenue adjustments of $nil).

[2] Reflects excise taxes of $1,130 for the three months ended September 30, 2022 (three months ended September 30, 2021 - $1,361).
[3] Reflects other revenue adjustments of $535 for the three months ended September 30, 2022 (three months ended September 30, 2021 - $642).
[4] Reflects other revenue adjustments of $2,690 for the three months ended September 30, 2022 (three months ended September 30, 2021 - $2,693).

Revenue by Form	Three months ended September 30,
(in thousands of Canadian dollars)	2022	2021	$ Change	% Change
Canada cannabis
Dry bud[1]	$43,211	$61,934	$(18,723)	(30%)
Oils and softgels[1]	11,861	13,448	(1,587)	(12%)
Beverages, edibles, topicals and vapes[1]	10,081	10,564	(483)	(5%)
Other revenue adjustments	(353)	-	(353)	(100%)
Excise taxes	(12,496)	(14,274)	1,778	12%
	$52,304	$71,672	$(19,368)	(27%)
Rest-of-world cannabis[2]
Dry bud	6,674	4,027	2,647	66%
Oils and softgels	2,375	12,820	(10,445)	(81%)
Beverages, edibles, topicals and vapes	1,503	6,806	(5,303)	(78%)
	$10,552	$23,653	$(13,101)	(55%)

Storz & Bickel	$13,494	$14,511	$(1,017)	(7%)
BioSteel[2]	$29,922	$7,512	$22,410	298%
This Works	$6,868	$9,027	$(2,159)	(24%)
Other	4,723	4,999	(276)	(6%)

Net revenue	$117,863	$131,374	$(13,511)	(10%)

[1] Excludes the impact of other revenue adjustments.
[2] Includes the impact of other revenue adjustments.

Net revenue was $117.9 million in the second quarter of fiscal 2023, as compared to $131.4 million in the second quarter of fiscal 2022. The year-over-year decrease is primarily attributable to: (i) the continuing decrease in net revenue from our Canada cannabis segment, as increased competition in the Canadian recreational market has resulted in lower sales velocities, continued price compression and reduced traffic at our corporate-owned retail stores; (ii) the divestiture of all of our interest in C3 Cannabinoid Compound Company GmbH (“C3”) in the fourth quarter of fiscal 2022; and (iii) softer performance in our This Works business. These declines were partially offset by continued growth in our BioSteel business resulting from the continued expansion of our distribution and retail channels, and strong international sales growth.

Canada cannabis

Net revenue from our Canada cannabis segment was $52.3 million in the second quarter of fiscal 2023, as compared to $71.7 million in the second quarter of fiscal 2022.

Canadian recreational cannabis net revenue was $38.1 million in the second quarter of fiscal 2023, as compared to $58.6 million in the second quarter of fiscal 2022.

•
Net revenue from the business-to-business channel was $25.3 million in the second quarter of fiscal 2023, as compared to $41.9 million in the second quarter of fiscal 2022. The year-over-year decrease is primarily attributable to: (i) the continuing impacts of price compression across all categories of the Canadian recreational market, predominantly resulting from increased competition; and (ii) lower sales volumes, particularly in the value-priced dried flower category of the Canadian recreational market, resulting from both the strategic shift in our product portfolio and increased competition.
•
Revenue from the business-to-consumer channel was $12.8 million in the second quarter of fiscal 2023, as compared to $16.7 million in the second quarter of fiscal 2022. The year-over-year decrease is primarily attributable to: (i) the continuing rapid increase in the number of third-party owned retail stores across Canada, which has resulted in increased competition for traffic at our corporate-owned stores which we operate in certain provinces; and (ii) price compression resulting from the increased competition.

Canadian medical cannabis net revenue was $14.2 million in the second quarter of fiscal 2023, as compared to $13.1 million in the second quarter of fiscal 2022. The year-over-year increase is primarily attributable to an increase in the average size of medical orders placed by our customers due largely to a shift in our customer mix, partially offset by a year-over-year decrease in the total number of medical orders which was primarily related to the increasing number of recreational cannabis retail stores across Canada.

Rest-of-world cannabis

Rest-of-world cannabis revenue was $10.6 million in the second quarter of fiscal 2023, as compared to $23.7 million in the second quarter of fiscal 2022. The year-over-year decrease is attributable to: (i) the divestiture of C3, which was completed on January 31, 2022 and resulted in a decrease in revenue of $11.9 million as compared to the second quarter of fiscal 2022; and (ii) a year-over-year decrease of $1.2 million in other rest-of-world cannabis revenue, primarily attributable to a decline in our U.S. CBD business as we focused and refined our portfolio of product and brand offerings. This decline was partially offset by year-over-year growth in our global medical cannabis business, particularly in Australia.

Storz & Bickel

Revenue from Storz & Bickel was $13.5 million in the second quarter of fiscal 2023, as compared to $14.5 million in the second quarter of fiscal 2022. The year-over-year decrease is primarily attributable to the continuing slowdown in consumer spending in North America and Europe, temporary disruptions with certain distributors, and the impact of changes in foreign exchange rates.

BioSteel

Revenue from BioSteel was $29.9 million in the second quarter of fiscal 2023, as compared to $7.5 million in the second quarter of fiscal 2022. The year-over-year increase is primarily attributable to: (i) continued growth in our distribution and retail channels, which resulted in increased sales velocities across North America; and (ii) strong international sales growth. All of BioSteel's major product lines contributed to the year-over-year revenue growth.

This Works

Revenue from This Works was $6.9 million in the second quarter of fiscal 2023, as compared to $9.0 million in the second quarter of fiscal 2022. The year-over-year decrease is primarily attributable to continuing softer performance in certain of our product lines, particularly our "Sleep" product line, relative to the second quarter of fiscal 2022, lower sales velocities through e-commerce channels, and the impact of changes in foreign exchange rates.

Cost of Goods Sold and Gross Margin

The following table presents cost of goods sold, gross margin and gross margin percentage on a consolidated basis for the three months ended September 30, 2022 and 2021:

	Three months ended September 30,
(in thousands of Canadian dollars except where indicated)	2022	2021	$ Change	% Change
Net revenue	$117,863	$131,374	$(13,511)	(10%)

Cost of goods sold	$114,042	$202,514	$(88,472)	(44%)
Gross margin	3,821	(71,140)	74,961	(105%)
Gross margin percentage	3%	(54%)	-	5,700 bps

Cost of goods sold was $114.0 million in the second quarter of fiscal 2023, as compared to $202.5 million in the second quarter of fiscal 2022. Our gross margin was $3.8 million in the second quarter of fiscal 2023, or 3% of net revenue, as compared to a gross margin of $(71.1) million and gross margin percentage of (54%) of net revenue in the second quarter of fiscal 2022. The year-over-year increase in the gross margin percentage was primarily attributable to the inventory write-downs we recorded in the second quarter of fiscal 2022, primarily related to excess Canadian cannabis inventory resulting from underperformance relative to forecast as well as declines in expected near-term demand. Our gross margin in the second quarter of fiscal 2022 was also impacted by charges totaling $3.1 million relating to the flow-through of inventory step-up associated with the acquisition of Supreme Cannabis in the first quarter of fiscal 2022.

These factors were partially offset by the following, which impacted our gross margin percentage in the second quarter of fiscal 2023:

•
Restructuring charges of $8.0 million relating to inventory write-downs and other associated charges resulting primarily from: (i) the strategic changes to our business that were initiated in the fourth quarter of fiscal 2022, including the shift to a contract manufacturing model for certain product formats; (ii) amounts deemed excess based on current and projected demand; and (iii) charges related to certain contract manufacturing agreements that are not expected to occur past fiscal 2023;
•
In our Canadian recreation cannabis business, the impacts on our gross margin percentage from the year-over-year decrease in net revenue and continued price compression were partially offset by the realized benefit of our cost savings program that we announced in April 2022;
•
A shift in the business mix relative to the second quarter of fiscal 2022 resulting from a decrease in the proportionate revenue contribution from the higher-margin C3 business relative to the second quarter of fiscal 2022, as a result of the completion of the divestiture of C3 on January 31, 2022; and
•
A decrease in the amount of payroll subsidies received from the Canadian government pursuant to a COVID-19 relief program, from $6.9 million in the second quarter of fiscal 2022 to $nil in the second quarter of fiscal 2023.

We report gross margin and gross margin percentage in five segments: (i) Canada cannabis; (ii) rest-of-world cannabis; (iii) Storz & Bickel; (iv) BioSteel; and (v) This Works. Cost of sales associated with the remainder of our operations are included within "other". The following table presents segmented gross margin and gross margin percentage for the three months ended September 30, 2022 and 2021:

	Three months ended September 30,
(in thousands of Canadian dollars except where indicated)	2022	2021	$ Change	% Change
Canada cannabis segment
Net revenue	$52,304	$71,672	$(19,368)	(27%)
Cost of goods sold	59,956	163,652	(103,696)	(63%)
Gross margin	(7,652)	(91,980)	84,328	(92%)
Gross margin percentage	(15%)	(128%)		11,300 bps

Rest-of-world cannabis segment
Revenue	$10,552	$23,653	$(13,101)	(55%)
Cost of goods sold	11,884	12,675	(791)	(6%)
Gross margin	(1,332)	10,978	(12,310)	(112%)
Gross margin percentage	(13%)	46%		(5,900) bps

Storz & Bickel segment
Revenue	$13,494	$14,511	$(1,017)	(7%)
Cost of goods sold	7,492	9,160	(1,668)	(18%)
Gross margin	6,002	5,351	651	12%
Gross margin percentage	44%	37%		700 bps

BioSteel segment
Revenue	$29,922	$7,512	$22,410	298%
Cost of goods sold	25,490	7,916	17,574	222%
Gross margin	4,432	(404)	4,836	(1,197%)
Gross margin percentage	15%	(5%)		2,000 bps

This Works segment
Revenue	$6,868	$9,027	$(2,159)	(24%)
Cost of goods sold	4,565	5,469	(904)	(17%)
Gross margin	2,303	3,558	(1,255)	(35%)
Gross margin percentage	34%	39%		(500) bps

Other
Cost of goods sold	$4,655	$3,642	$1,013	28%

Canada cannabis

Gross margin for our Canada cannabis segment was $(7.7) million in the second quarter of fiscal 2023, or (15%) of net revenue, as compared to $(92.0) million in the second quarter of fiscal 2022, or (128%) of net revenue. The year-over-year increase in the gross margin percentage was primarily attributable to: (i) the previously-described inventory write-downs we recorded in the second quarter of fiscal 2022; and (ii) charges totaling $3.1 million recognized in the second quarter of fiscal 2022 relating to the flow-through of inventory step-up associated with the acquisition of Supreme Cannabis in the first quarter of fiscal 2022.

These factors were partially offset by the following, which impacted our gross margin percentage in the second quarter of fiscal 2023:

•
The year-over-year decrease in net revenue and continued price compression, which were partially offset by the realized benefit of our cost savings program that we announced in April 2022; and
•
A decrease in the amount of payroll subsidies received from the Canadian government pursuant to a COVID-19 relief program, from $6.9 million in the second quarter of fiscal 2022 to $nil in the second quarter of fiscal 2023.

Rest-of-world cannabis

Gross margin for our rest-of-world cannabis segment was $(1.3) million in the second quarter of fiscal 2023, or (13%) of net revenue, as compared to $11.0 million in the second quarter of fiscal 2022, or 46% of net revenue. The year-over-year decrease in the gross margin percentage is primarily attributable to:

•
The decrease in the proportionate revenue contribution from the higher-margin C3 business relative to the second quarter of fiscal 2022, as a result of the completion of the divestiture of C3 on January 31, 2022; and
•
Restructuring charges of $3.7 million relating to inventory write-downs associated with the strategic changes to our business that were initiated in the fourth quarter of fiscal 2022, and amounts deemed excess based on current and projected demand.

Storz & Bickel

Gross margin for our Storz & Bickel segment was $6.0 million in the second quarter of fiscal 2023, or 44% of net revenue, as compared to $5.4 million in the second quarter of fiscal 2022, or 37% of net revenue. The year-over-year increase in the gross margin percentage is primarily attributable to: (i) lower third-party shipping, distribution and warehousing costs across North America relative to the second quarter of fiscal 2022; and (ii) a shift in Storz & Bickel's product mix.

BioSteel

Gross margin for our BioSteel segment was $4.4 million in the second quarter of fiscal 2023, or 15% of net revenue, as compared to $(0.4) million in the second quarter of fiscal 2022, or (5%) of net revenue. The year-over-year increase in the gross margin percentage is primarily attributable to the increase in revenue, as described above, which drove improved leverage on third-party shipping, distribution and warehousing costs across North America relative to the second quarter of fiscal 2022. These factors were partially offset by restructuring charges of $3.2 million, relating to charges associated with certain contract manufacturing agreements that are not expected to occur past fiscal 2023.

This Works

Gross margin for our This Works segment was $2.3 million in the second quarter of fiscal 2023, or 34% of net revenue, as compared to $3.6 million in the second quarter of fiscal 2022, or 39% of net revenue. The year-over-year decrease in the gross margin percentage is primarily attributable to restructuring charges of $1.1 million relating to inventory write-downs associated with the strategic changes to our business that were initiated in the fourth quarter of fiscal 2022.

Operating Expenses

The following table presents operating expenses for the three months ended September 30, 2022 and 2021:

	Three months ended September 30,
(in thousands of Canadian dollars)	2022	2021	$ Change	% Change
Operating expenses
General and administrative	$30,402	$35,545	$(5,143)	(14%)
Sales and marketing	65,436	64,534	902	1%
Research and development	5,489	8,764	(3,275)	(37%)
Acquisition-related costs	14,606	2,391	12,215	511%
Depreciation and amortization	9,909	14,522	(4,613)	(32%)
Selling, general and administrative expenses	125,842	125,756	86	-%

Share-based compensation	9,858	14,247	(4,389)	(31%)
Share-based compensation related to acquisition milestones	-	1,706	(1,706)	(100%)
Share-based compensation expense	9,858	15,953	(6,095)	(38%)

Asset impairment and restructuring costs	43,968	2,510	41,458	1,652%
Total operating expenses	$179,668	$144,219	$35,449	25%

Selling, general and administrative expenses

Selling, general and administrative expenses were $125.8 million in the second quarter of fiscal 2023, as compared to $125.8 million in the second quarter of fiscal 2022.

General and administrative expense was $30.4 million in the second quarter of fiscal 2023, as compared to $35.5 million in the second quarter of fiscal 2022. The year-over-year decrease is primarily attributable to:

•
The restructuring actions initiated in the fourth quarter of fiscal 2022, which included operational changes designed to align general and administrative costs with business objectives, and further streamline the organization to drive process-related efficiencies. We realized reductions relative to the second quarter of fiscal 2022 primarily in relation to: (i) compensation costs for finance, information technology, legal and other administrative functions; (ii) third-party costs associated with administrative functions; (iii) professional consulting fees; and (iv) facilities and insurance costs.
•
The above cost reductions were partially offset by a year-over-year decrease in the amount of payroll subsidies received from the Canadian government pursuant to a COVID-19 relief program. We received $0.1 million in the second quarter of fiscal 2023, as compared to $10.6 million received in the second quarter of fiscal 2022.

Sales and marketing expense was $65.4 million in the second quarter of fiscal 2023, consistent with $64.5 million in the second quarter of fiscal 2022.

Research and development expense was $5.5 million in the second quarter of fiscal 2023, as compared to $8.8 million in the second quarter of fiscal 2022. The year-over-year decrease is primarily attributable to cost reductions attributable to the previously-noted restructuring actions that were initiated in the fourth quarter of fiscal 2022, as we continued to realize reductions in compensation costs and concluded or curtailed certain research and development projects. We also realized a reduction in research and development costs associated with the completion of the divestiture of C3 on January 31, 2022, which resulted in no costs being recorded in relation to C3 in the second quarter of fiscal 2023.

Acquisition-related costs were $14.6 million in the second quarter of fiscal 2023, as compared to $2.4 million in the second quarter of fiscal 2022. In the second quarter of fiscal 2023, costs were incurred primarily in relation to the Reorganization and the planned divestiture of certain of our corporate-owned retail stores (both of which are described under the "Recent Development" section above), and evaluating other potential acquisition opportunities. Comparatively, in the second quarter of fiscal 2022, costs were incurred primarily in relation to the plan to acquire Wana, the completion of the acquisition of Supreme Cannabis, and evaluating other potential acquisition opportunities.

Depreciation and amortization expense was $9.9 million in the second quarter of fiscal 2023, as compared to $14.5 million in the second quarter of fiscal 2022. The year-over-year decrease is primarily attributable to the previously-noted restructuring actions that were initiated in fiscal 2022, including the closure of certain of our Canadian production facilities, and other operational changes to implement cultivation-related efficiencies and improvements in the Canadian recreational cannabis business. Additionally, depreciation and amortization expense decreased due to the impairment of certain of our intellectual property intangible assets in the fourth quarter of fiscal 2022, and the completion of the divestiture of C3 on January 31, 2022, which resulted in no depreciation and amortization expense being recorded in relation to C3 in the second quarter of fiscal 2023.

Share-based compensation expense

Share-based compensation expense was $9.9 million in the second quarter of fiscal 2023, as compared to $14.2 million in the second quarter of fiscal 2022. The year-over-year decrease is primarily attributable to the impact of our previously-noted restructuring actions, which resulted in 1.8 million stock option forfeitures in the third and fourth quarters of fiscal 2022, and a further 3.7 million stock option forfeitures in the six months ended September 30, 2022, including 2.3 million stock option forfeitures in the second quarter of fiscal 2023. The decrease attributable to these forfeitures was partially offset by stock option grants totaling 3.4 million in the six months ended September 30, 2022.

Share-based compensation expense related to acquisition milestones was $nil in the second quarter of fiscal 2023, as compared to $1.7 million in the second quarter of fiscal 2022. The year-over-year decrease is primarily attributable to: (i) the completion of vesting, in prior quarters, of the share-based compensation associated with certain of our acquisitions; and (ii) as a result of the restructuring actions completed in the fourth quarter of fiscal 2022, the acceleration of share-based compensation expense related to unvested milestones associated with acquisitions completed in prior fiscal years.

Asset impairment and restructuring costs

Asset impairment and restructuring costs recorded in operating expenses were $44.0 million in the second quarter of fiscal 2023, as compared to $2.5 million in the second quarter of fiscal 2022.

Asset impairment and restructuring costs recorded in the second quarter of fiscal 2023 were primarily related to:

•
Impairment losses associated with the planned divestiture of our Canadian retail operations, as described above under "Recent Developments", as we recorded write-downs of property, plant and equipment, operating licenses and brand intangible assets, right-of-use assets, and certain other assets due to the excess of their carrying values over their estimated fair values;
•
Incremental costs primarily associated with the restructuring actions completed in fiscal 2022, including the closure of certain of our Canadian production facilities; and
•
Goodwill impairment losses of $2.3 million associated with one of our reporting units (refer to "Impairment of Goodwill" in "Critical Accounting Policies and Estimates" section below) and asset impairment charges relating to certain acquired brand intangible assets.

Comparatively, in the second quarter of fiscal 2022, we recorded charges primarily related to incremental costs associated with the closure of previously-identified Canadian production facilities in December 2020.

Other

The following table presents loss from equity method investments, other income (expense), net, and income tax expense for the three months ended September 30, 2022 and 2021:

	Three months ended September 30,
(in thousands of Canadian dollars)	2022	2021	$ Change	% Change
Other income (expense), net	(47,844)	195,821	(243,665)	(124%)
Income tax (expense) recovery	(8,220)	3,207	(11,427)	(356%)

Other income (expense), net

Other income (expense), net was an expense amount of $47.8 million in the second quarter of fiscal 2023, as compared to an income amount of $195.8 million in the second quarter of fiscal 2022. The year-over-year change of $243.7 million, from an income amount to an expense amount, is primarily attributable to:

•
Decrease in non-cash income of $288.0 million related to the non-cash fair value changes on the liability arising from the Acreage Arrangement, from an income amount of $288.0 million in the second quarter of fiscal 2022 to a fair value change of $nil in the second quarter of fiscal 2023. The fair value change of $nil associated with the Acreage Amended Arrangement in the second quarter of fiscal 2023 is a result of the change, in the first quarter of fiscal 2023, from a liability amount to an asset amount recorded in other financial assets; in the second quarter of fiscal 2023, the fair value of the Acreage call option increased, as explained below. Comparatively, the income amount recognized in the second quarter of fiscal 2022, associated with a decrease in the liability arising from the Acreage Arrangement, was primarily attributable to a decrease of approximately 41% in our share price in the second quarter of fiscal 2022, relative to a decrease of approximately 9% in Acreage’s share price during that same period.

•
Decrease in non-cash income of $193.7 million related to fair value changes on the warrant derivative liability associated with the Tranche B Warrants held by CBI (as defined in Note 26 of the Interim Financial Statements). The decrease of $0.9 million in the fair value of the warrant derivative liability (resulting in non-cash income) in the second quarter of fiscal 2023 is primarily attributable to a shorter expected time to maturity of the Tranche B Warrants, and an increase in the risk-free interest rate. Comparatively, the income amount recognized in the second quarter of fiscal 2022 of $194.5 million, associated with a decrease in the fair value of the warrant derivative liability, was primarily attributable to a decrease of approximately 41% in our share price during the second quarter of fiscal 2022, further impacted by a shorter expected time to maturity of the Tranche B Warrants.

•
Change of $43.8 million related to the non-cash fair value changes on the Notes, from an income amount of $30.0 million in the second quarter of fiscal 2022 to an expense amount of $13.8 million in the second quarter of fiscal 2023. The year-over-year change is primarily attributable to the increase in our share price of approximately 2% during the second quarter of fiscal 2023, and the impact of the Exchange Transaction, as described above under “Recent Developments”, including changes in credit spreads relative to the comparative fiscal period. Comparatively, the income amount recognized in the second quarter of fiscal 2022 was primarily attributable to the decrease in our share price of approximately 41% during that period.

•
Increase in non-cash expense of $16.3 million related to non-cash fair value changes on acquisition related contingent consideration and other. In the second quarter of fiscal 2023, we recorded fair value changes related to the estimated deferred payments associated with our investment in Wana. These fair value changes were primarily attributable to changes in expectations of future cash flows to be generated by Wana.

•
Decrease in non-cash expense of $279.3 million related to fair value changes on our other financial assets, from $279.4 million in the second quarter of fiscal 2022 to $0.1 million in the second quarter of fiscal 2023. The expense amount in the second quarter of fiscal 2023 is primarily attributable to fair value decreases relating to our investments in: (i) the exchangeable shares in the capital of TerrAscend ($37.5 million); (ii) the secured debentures issued by TerrAscend Canada Inc. (“TerrAscend Canada”) and Arise Bioscience, Inc. (“Arise Bioscience”) and associated warrants issued by TerrAscend (the “TerrAscend Warrants”) (totaling $6.6 million); and (iii) our option to acquire 1,072,450 common shares of TerrAscend (the “TerrAscend Option”) ($1.1 million), which were all driven largely by a decrease of approximately 40% in TerrAscend’s share price in the second quarter of fiscal 2023. These fair value decreases were offset by: (i) a fair value increase associated with our investment in the Wana financial instrument of $34.8 million, primarily attributable to changes in expectations of the future cash flows to be generated by Wana; and (ii) a fair value increase related to the Acreage call option in the amount of $12.0 million, primarily attributable to: (i) a re-assessment of certain of the assumptions made and scenario outcomes contemplated in the probability-weighted expected return model used to determine the value of the Acreage call option; and (ii) the strengthening of the U.S. dollar relative to the Canadian dollar during the second quarter of fiscal 2023. Comparatively, in the second quarter of fiscal 2022 the expense amount was primarily attributable to fair value increases relating to our investments in the TerrAscend exchangeable shares ($166.0 million), and the secured debentures issued by TerrAscend Canada and Arise Bioscience and associated TerrAscend Warrants (totaling $109.0 million), driven largely by: (i) a decrease of approximately 38% in TerrAscend’s share price in the second quarter of fiscal 2022; and (ii) re-assessments of the probability and timing of changes in federal laws in the United States regarding the permissibility of the cultivation, distribution or possession of marijuana.

•
In the second quarter of fiscal 2023, we recognized income in the amount of $14.5 million in connection with the Exchange Transaction described above under “Recent Developments”, in which we agreed to acquire and cancel approximately $262.6 million of aggregate principal amount of Notes from the Noteholders for an aggregate purchase price of $260.0 million, which was paid in our common shares. The income amount recognized in the second quarter of fiscal 2023 primarily includes the release of amounts recorded in accumulated other comprehensive income in relation to the credit risk fair value adjustment associated with the portion of the Notes that were acquired and cancelled in July 2022, partially offset by: (i) fair value changes, up through the Final Closing, on the derivative liability recognized in connection with the incremental common shares that were potentially issuable as at June 30, 2022 at the Averaging Price on the Final Closing, pursuant to the Exchange Agreements; and (ii) professional fees associated with the Exchange Transaction.

Income tax (expense) recovery

Income tax expense in the second quarter of fiscal 2023 was $8.2 million, compared to an income tax recovery of $3.2 million in the second quarter of fiscal 2022. In the second quarter of fiscal 2023, income tax expense consisted of deferred income tax expense of $6.4 million (compared to a recovery of $1.4 million in the second quarter of fiscal 2022) and current income tax expense of $1.8 million (compared to a recovery of $1.8 million in the second quarter of fiscal 2022).

The change of $7.8 million, from a deferred income tax recovery to deferred income tax expense, is primarily a result of changes in the second quarter of fiscal 2023 in respect of the unsecured senior notes and deferred tax liabilities that arose in connection with the required revaluation of the accounting carrying value, but not the tax basis, of property, plant and equipment, intangible assets, and other financial assets. In connection with certain deferred tax assets, mainly in respect of losses for tax purposes, where the accounting criteria for recognition of an asset has yet to be satisfied and it is not probable that they will be used, the deferred tax asset has not been recognized.

The change of $3.6 million, from a current income tax recovery to current income tax expense arose primarily in connection with legal entities that generated income for tax purposes that could not be reduced by the group’s tax attributes.

Net Loss

The net loss in the second quarter of fiscal 2023 was $231.9 million, as compared to a net loss of $16.3 million in the second quarter of fiscal 2022. The year-over-year increase in the net loss is primarily attributable to: (i) the year-over-year change in other income (expense), net, of $243.7 million, from an income amount to an expense amount; and (ii) the year-over-year increase in asset impairment and restructuring costs. These factors were only partially offset by the year-over-year increase in our gross margin. These variances are described above.

Adjusted EBITDA (Non-GAAP Measure)

Our “Adjusted EBITDA” is a non-GAAP measure used by management that is not defined by U.S. GAAP and may not be comparable to similar measures presented by other companies. Management calculates Adjusted EBITDA as the reported net income (loss), adjusted to exclude income tax expense; other income (expense), net; loss on equity method investments; share-based compensation expense; depreciation and amortization expense; asset impairments and restructuring costs; restructuring costs recorded in cost of goods sold; and charges related to the flow-through of inventory step-up on business combinations, and further adjusted to remove acquisition-related costs. Asset impairments related to periodic changes to our supply chain processes are not excluded from Adjusted EBITDA given their occurrence through the normal course of core operational activities. Accordingly, management believes that Adjusted EBITDA provides meaningful and useful financial information, as this measure demonstrates the operating performance of businesses.

The following table presents Adjusted EBITDA for the three months ended September 30, 2022 and 2021:

	Three months ended September 30,
(in thousands of Canadian dollars)	2022	2021	$ Change	% Change
Net loss	$(231,911)	$(16,331)	$(215,580)	(1,320%)
Income tax expense (recovery)	8,220	(3,207)	11,427	356%
Other (income) expense, net	47,844	(195,821)	243,665	124%
Share-based compensation[1]	9,858	15,953	(6,095)	(38%)
Acquisition-related costs	14,606	2,391	12,215	511%
Depreciation and amortization[1]	21,293	28,780	(7,487)	(26%)
Asset impairment and restructuring costs	43,968	2,510	41,458	1,652%
Restructuring costs recorded in cost of goods sold	8,023	-	8,023	100%
Charges related to the flow-through of inventory step-up on business combinations	-	3,123	(3,123)	(100%)
Adjusted EBITDA	$(78,099)	$(162,602)	$84,503	52%

[1] From Consolidated Statements of Cash Flows.

The Adjusted EBITDA loss in the second quarter of fiscal 2023 was $78.1 million, as compared to an Adjusted EBITDA loss of $162.6 million in the second quarter of fiscal 2022. The year-over-year decrease in the Adjusted EBITDA loss is primarily attributable to: (i) the year-over-year improvement in our gross margin; and (ii) the year-over-year reduction in our general and administrative, sales and marketing, and research and development expenses. These variances are described above.

Discussion of Results of Operations for the Six Months Ended September 30, 2022

	Six months ended September 30,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2022	2021	$ Change	% Change
Selected consolidated financial information:
Net revenue	$227,978	$267,583	$(39,605)	(15%)
Gross margin percentage	1%	(16%)	-	1,700 bps
Net (loss) income	$(2,319,467)	$373,624	$(2,693,091)	(721%)
Net (loss) income attributable to Canopy Growth Corporation	$(2,304,954)	$381,360	$(2,686,314)	(704%)
Basic (loss) earnings per share[1]	$(5.30)	$0.98	$(6.28)	(641%)
Diluted (loss) earnings per share[1]	$(5.30)	$0.72	$(6.02)	(836%)

[1]For the six months ended September 30, 2022, the weighted average number of outstanding common shares, basic and diluted, totaled 435,229,653 (six months ended September 30, 2021 - basic of 388,696,975 and diluted of 409,158,915).

Revenue

We report net revenue in five segments: (i) Canada cannabis; (ii) rest-of-world cannabis; (iii) Storz & Bickel; (iv) BioSteel; and (v) This Works. Revenue derived from the remainder of our operations are included within "other". The following tables present segmented net revenue, by channel and by form, for the six months ended September 30, 2022 and 2021:

Revenue by Channel	Six months ended September 30,
(in thousands of Canadian dollars)	2022	2021	$ Change	% Change
Canada cannabis
Canadian recreational cannabis
Business-to-business[1]	$51,857	$84,620	$(32,763)	(39%)
Business-to-consumer	25,207	33,996	(8,789)	(26%)
	77,064	118,616	(41,552)	(35%)
Canadian medical cannabis net revenue[2]	27,655	26,585	1,070	4%
	$104,719	$145,201	$(40,482)	(28%)
Rest-of-world cannabis
C3	-	23,330	(23,330)	(100%)
Other rest-of-world cannabis[3]	24,333	19,733	4,600	23%
	$24,333	$43,063	$(18,730)	(43%)

Storz & Bickel	$29,137	$38,581	$(9,444)	(24%)
BioSteel[4]	$47,810	$14,173	$33,637	237%
This Works	$12,388	$15,578	$(3,190)	(20%)
Other	9,591	10,987	(1,396)	(13%)

Net revenue	$227,978	$267,583	$(39,605)	(15%)

[1] Reflects excise taxes of $22,957 and other revenue adjustments, representing our determination of returns and pricing adjustments, of $903 for the six months ended September 30, 2022 (six months ended September 30, 2021 - excise taxes of $30,747 and other revenue adjustments of $3,000).

[2] Reflects excise taxes of $2,286 for the six months ended September 30, 2022 (six months ended September 30, 2021 - $2,741).
[3] Reflects other revenue adjustments of $4,372 for the six months ended September 30, 2022 (six months ended September 30, 2021 - $1,019).
[4] Reflects other revenue adjustments of $1,201 for the six months ended September 30, 2022 (six months ended September 30, 2021 - $4,630).

Revenue by Form	Six months ended September 30,
(in thousands of Canadian dollars)	2022	2021	$ Change	% Change
Canada cannabis
Dry bud[1]	$87,329	$132,993	$(45,664)	(34%)
Oils and softgels[1]	24,706	27,583	(2,877)	(10%)
Beverages, edibles, topicals and vapes[1]	18,830	21,113	(2,283)	(11%)
Other revenue adjustments	(903)	(3,000)	2,097	70%
Excise taxes	(25,243)	(33,488)	8,245	25%
	$104,719	$145,201	$(40,482)	(28%)
Rest-of-world cannabis [2]
Dry bud	15,360	8,550	6,810	80%
Oils and softgels	3,854	24,941	(21,087)	(85%)
Beverages, edibles, topicals and vapes	5,119	9,572	(4,453)	(47%)
	$24,333	$43,063	$(18,730)	(43%)

Storz & Bickel	$29,137	$38,581	$(9,444)	(24%)
This Works	$47,810	$14,173	$33,637	237%
BioSteel[2]	$12,388	$15,578	$(3,190)	(20%)
Other	9,591	10,987	(1,396)	(13%)

Net revenue	$227,978	$267,583	$(39,605)	(15%)

[1] Excludes the impact of other revenue adjustments.
[2] Includes the impact of other revenue adjustments.

Net revenue was $228.0 million in the six months ended September 30, 2022, as compared to $267.6 million in the six months ended September 30, 2021. The year-over-year decrease is primarily attributable to: (i) the continuing decrease in net revenue from our Canada cannabis segment, as increased competition in the Canadian recreational market has resulted in lower sales velocities, continued price compression, and reduced traffic at our corporate-owned retail stores; (ii) the divestiture of all of our interest C3 in the fourth quarter of fiscal 2022; and (iii) lower revenues from our Storz & Bickel and This Works businesses. These declines were partially offset by continued growth in our BioSteel business, resulting from the continued expansion of our distribution and retail channels, and strong international sales growth.

Canada cannabis

Net revenue from our Canada cannabis segment was $104.7 million in the six months ended September 30, 2022, as compared to $145.2 million in the six months ended September 30, 2021.

Canadian recreational cannabis net revenue was $77.1 million in the six months ended September 30, 2022, as compared to $118.6 million in the six months ended September 30, 2021.

•
Net revenue from the business-to-business channel was $51.9 million in the six months ended September 30, 2022, as compared to $84.6 million in the six months ended September 30, 2021. The year-over-year decrease is primarily attributable to: (i) the continuing impacts of price compression across all categories of the Canadian recreational market, predominantly resulting from increased competition; and (ii) lower sales volumes, particularly in the value-priced dried flower category of the Canadian recreational market, resulting from both the strategic shift in our product portfolio and increased competition. These factors were partially offset by a more favorable product mix due primarily to a decrease in the volume of value-priced dried product sold compared to the prior year.
•
Revenue from the business-to-consumer channel was $25.2 million in the six months ended September 30, 2022, as compared to $34.0 million in the six months ended September 30, 2021. The year-over-year decrease is primarily attributable to: (i) the continuing rapid increase in the number of third-party owned retail stores across Canada, which has resulted in increased competition for traffic at our corporate-owned stores which we operate in certain provinces; and (ii) price compression resulting from the increased competition.

Canadian medical cannabis net revenue was $27.7 million in the six months ended September 30, 2022, as compared to $26.6 million in the six months ended September 30, 2021. The year-over-year increase is primarily attributable to an increase in the average size of medical orders placed by our customers due largely to a shift in our customer mix, partially offset by a year-over-year decrease in the total number of medical orders which was primarily related to the increasing number of recreational cannabis retail stores across Canada.

Rest-of-world cannabis

Rest-of-world cannabis revenue was $24.3 million in the six months ended September 30, 2022, as compared to $43.1 million in the six months ended September 30, 2021. The year-over-year decrease is attributable to: the divestiture of C3, resulting in a decrease in revenue of $23.3 million as compared to the six months ended September 30, 2021, and a year-over-year increase of $4.6 million in other rest-of-world cannabis revenue, primarily attributable to: (i) bulk cannabis sales, predominantly to Israel, in the amount of $4.2 million, which did not occur in the six months ended September 30, 2021; (ii) growth in our global medical cannabis business, particularly in Australia; and (iii) an opportunistic sale of bulk crude CBD resin in the first quarter of fiscal 2023; these increases were partially offset by a year-over-year decline in revenue in our U.S. CBD business, as we focused and refined our portfolio and brand offerings.

Storz & Bickel

Revenue from Storz & Bickel was $29.1 million in the six months ended September 30, 2022, as compared to $38.6 million in the six months ended September 30, 2021. The year-over-year decrease is primarily attributable to the slowdown in consumer spending in North America and Europe, temporary disruptions with certain distributors, and the impact of changes in foreign exchange rates.

BioSteel

Revenue from BioSteel was $47.8 million in the six months ended September 30, 2022, as compared to $14.2 million in the six months ended September 30, 2021. The year-over-year increase is primarily attributable to: (i) continued growth in our distribution and retail channels, which resulted in increased sales velocities across North America; and (ii) strong international sales growth of ready-to-drink products and beverage mixes.

This Works

Revenue from This Works was $12.4 million in the six months ended September 30, 2022, as compared to $15.6 million in the six months ended September 30, 2021. The year-over-year decrease is primarily attributable to: (i) softer performance relative to the six months ended September 30, 2022 in certain of our product lines, particularly our "Sleep" product line, which benefited during the period of COVID-19 restrictions in the first quarter of fiscal 2022; and (ii) and the impact of changes in foreign exchange rates.

Cost of Goods Sold and Gross Margin

The following table presents cost of goods sold, gross margin and gross margin percentage on a consolidated basis for the six months ended September 30, 2022 and 2021:

	Six months ended September 30,
(in thousands of Canadian dollars except where indicated)	2022	2021	$ Change	% Change
Net revenue	$227,978	$267,583	$(39,605)	(15%)

Cost of goods sold	$225,549	$311,485	$(85,936)	(28%)
Gross margin	2,429	(43,902)	46,331	(106%)
Gross margin percentage	1%	(16%)	-	1,700 bps

Cost of goods sold was $225.5 million in the six months ended September 30, 2022, as compared to $311.5 million in the six months ended September 30, 2021. Our gross margin was $2.4 million in the six months ended September 30, 2022, or 1% of net revenue, as compared to a gross margin of $(43.9) million and gross margin percentage of (16%) of net revenue in the six months ended September 30, 2021. The year-over-year increase in the gross margin percentage was primarily attributable to: (i) the previously-described inventory write-downs we recorded in the second quarter of fiscal 2022; and (ii) charges totaling $4.5 million recognized in the six months ended September 30, 2021 relating to the flow-through of inventory step-up associated with the acquisition of Supreme Cannabis in the first quarter of fiscal 2022.

These factors were partially offset by the following, which impacted our gross margin percentage in the six months ended September 30, 2022:

•
Restructuring charges totaling $12.0 million relating to inventory write-downs and other associated charges resulting primarily from: (i) the strategic changes to our business that were initiated in the fourth quarter of fiscal 2022, including the shift to a contract manufacturing model for certain product formats; (ii) amounts deemed excess based on current and projected demand; and (iii) charges relating to certain contract manufacturing agreements that are not expected to occur past fiscal 2023.
•
In our Canadian recreational cannabis business, the impacts on our gross margin percentage from the year-over-year decrease in net revenue and continued price compression were partially offset by the realized benefit of our cost savings program that we announced in April 2022;
•
A shift in the business mix relative to the six months ended September 30, 2021 resulting from: (i) a decrease in the proportionate revenue contribution from the higher-margin C3 business relative to the six months ended September 30, 2021, as a result of the completion of the divestiture of C3 on January 31, 2022; and (ii) a decrease in revenue from the higher-margin Storz & Bickel and This Works businesses; and
•
A decrease in the amount of payroll subsidies received from the Canadian government, pursuant to a COVID-19 relief program, from $14.2 million in the six months ended September 30, 2021 to $1.6 million in the six months ended September 30, 2022.

We report gross margin and gross margin percentage in five segments: (i) Canada cannabis; (ii) rest-of-world cannabis; (iii) Storz & Bickel; (iv) BioSteel; and (v) This Works. Cost of sales associated with the remainder of our operations are included within "other". The following table presents segmented gross margin and gross margin percentage for the six months ended September 30, 2022 and 2021:

	Six months ended September 30,
(in thousands of Canadian dollars except where indicated)	2022	2021	$ Change	% Change
Canada cannabis segment
Net revenue	$104,719	$145,201	$(40,482)	(28%)
Cost of goods sold	124,904	230,005	(105,101)	(46%)
Gross margin	(20,185)	(84,804)	64,619	(76%)
Gross margin percentage	(19%)	(58%)		3,900 bps

Rest-of-world cannabis segment
Revenue	$24,333	$43,063	$(18,730)	(43%)
Cost of goods sold	25,825	23,478	2,347	10%
Gross margin	(1,492)	19,585	(21,077)	(108%)
Gross margin percentage	(6%)	45%		(5,100) bps

Storz & Bickel segment
Revenue	$29,137	$38,581	$(9,444)	(24%)
Cost of goods sold	17,514	22,130	(4,616)	(21%)
Gross margin	11,623	16,451	(4,828)	(29%)
Gross margin percentage	40%	43%		(300) bps

BioSteel segment
Revenue	$47,810	$14,173	$33,637	237%
Cost of goods sold	40,945	17,886	23,059	129%
Gross margin	6,865	(3,713)	10,578	(285%)
Gross margin percentage	14%	(26%)		4,000 bps

This Works segment
Revenue	$12,388	$15,578	$(3,190)	(20%)
Cost of goods sold	7,438	8,624	(1,186)	(14%)
Gross margin	4,950	6,954	(2,004)	(29%)
Gross margin percentage	40%	45%		(500) bps

Other
Cost of goods sold	$8,923	$9,362	$(439)	(5%)

Canada cannabis

Gross margin for our Canada cannabis segment was $(20.2) million in the six months ended September 30, 2022, or (19%) of net revenue, as compared to $(84.8) million in the six months ended September 30, 2021, or (58%) of net revenue. The year-over-year increase in the gross margin percentage was primarily attributable to: (i) the previously-described inventory write-downs we recorded in the second quarter of fiscal 2022; and (ii) charges totaling $4.5 million recognized in the six months ended September 30, 2021 relating to the flow-through of inventory step-up associated with the acquisition of Supreme Cannabis in the first quarter of fiscal 2022.

These factors were partially offset by the following, which impacted our gross margin percentage in the six months ended September 30, 2022:

•
The year-over-year decrease in net revenue, continued price compression, and the impact of the under-absorption of costs attributable to lower production volumes. These impacts were partially offset by the realized benefit of our cost savings program that we announced in April 2022; and
•
A decrease in the amount of payroll subsidies received from the Canadian government pursuant to a COVID-19 relief program, from $14.2 million in the six months ended September 30, 2021 to $1.6 million in the six months ended September 30, 2022.

Rest-of-world cannabis

Gross margin for our rest-of-world cannabis segment was $(1.5) million in the six months ended September 30, 2022, or 6% of net revenue, as compared to $19.6 million in the six months ended September 30, 2021, or 45% of net revenue. The year-over-year decrease in the gross margin percentage is primarily attributable to:

•
The decrease in the proportionate revenue contribution from the higher-margin C3 business relative to the six month ended September 30, 2022, as a result of the completion of the divestiture of C3 on January 31, 2022; and
•
Restructuring charges of $7.0 million recorded in the six months ended September 30, 2022 relating to inventory write-downs associated with: (i) the strategic changes to our business that were initiated in the fourth quarter of fiscal 2022; and (ii) amounts deemed excess based on current and projected demand.

Storz & Bickel

Gross margin for our Storz & Bickel segment was $11.6 million in the six months ended September 30, 2022, or 40% of net revenue, as compared to $16.5 million in the six months ended September 30, 2021, or 43% of net revenue. The year-over-year decrease in the gross margin percentage is primarily attributable to the decrease in revenue, as described above, partially offset by lower third-party shipping, distribution and warehousing costs relative to the six months ended September 30, 2022.

BioSteel

Gross margin for our BioSteel segment was $6.9 million in the six months ended September 30, 2022, or 14% of net revenue, as compared to $(3.7) million in the six months ended September 30, 2021, or (26%) of net revenue. The year-over-year increase in our gross margin percentage is primarily attributable to the increase in revenue, as described above, which drove improved leverage on third-party shipping, distribution and warehousing costs across North America relative to the six months ended September 30, 2022. These factors were partially offset by restructuring charges of $3.9 million relating to charges related to certain contract manufacturing agreements that are not expected to occur past fiscal 2023.

This Works

Gross margin for our This Works segment was $5.0 million in the six months ended September 30, 2022, or 40% of net revenue, as compared to $7.0 million in the six months ended September 30, 2021, or 45% of net revenue. The year-over-year decrease in our gross margin percentage is primarily attributable to restructuring charges of $1.1 million recorded in the six months ended September

30, 2022 relating to inventory write-downs associated with the strategic changes to our business that were initiated in the fourth quarter of fiscal 2022.

Operating Expenses

The following table presents operating expenses for the six months ended September 30, 2022 and 2021:

	Six months ended September 30,
(in thousands of Canadian dollars)	2022	2021	$ Change	% Change
Operating expenses
General and administrative	$58,773	$69,222	$(10,449)	(15%)
Sales and marketing	118,618	115,066	3,552	3%
Research and development	12,442	17,106	(4,664)	(27%)
Acquisition-related costs	18,799	8,171	10,628	130%
Depreciation and amortization	20,623	28,765	(8,142)	(28%)
Selling, general and administrative expenses	229,255	238,330	(9,075)	(4%)

Share-based compensation	15,297	25,674	(10,377)	(40%)
Share-based compensation related to acquisition milestones	-	3,405	(3,405)	(100%)
Share-based compensation expense	15,297	29,079	(13,782)	(47%)

Asset impairment and restructuring costs	1,771,953	91,759	1,680,194	1,831%
Total operating expenses	$2,016,505	$359,168	$1,657,337	461%

Selling, general and administrative expenses

Selling, general and administrative expenses were $229.3 million in the six months ended September 30, 2022, as compared to $238.3 million in the six months ended September 30, 2021.

General and administrative expense was $58.8 million in the six months ended September 30, 2022, as compared to $69.2 million in the six months ended September 30, 2021. The year-over-year decrease is primarily attributable to:

•
The restructuring actions initiated in the fourth quarter of fiscal 2022, which included operational changes designed to align general and administrative costs with business objectives, and further streamline the organization to drive process-related efficiencies. We realized reductions relative to the six months ended September 30, 2021 primarily in relation to: (i) compensation costs for finance, information technology, legal and other administrative functions; (ii) third-party costs associated with administrative functions; (iii) professional consulting fees; and (iv) facilities and insurance costs.
•
The above cost reductions were partially offset by a year-over-year decrease in the amount of payroll subsidies received from the Canadian government pursuant to a COVID-19 relief program. We received $2.9 million in the six months ended September 30, 2022, as compared to $23.3 million received in the six months ended September 30, 2021.

Sales and marketing expense was $118.6 million in the six months ended September 30, 2022, as compared to $115.1 million in the six months ended September 30, 2021. The year-over-year increase is primarily attributable to higher sponsorship fees associated with BioSteel’s partnership deals, including the partnership with the National Hockey League and National Hockey League Players' Association, and increased advertising, trade activity and promotion expenses associated with new product launches for BioSteel. These increases were partially offset by the impact of the previously-noted restructuring actions that were initiated in the fourth quarter of fiscal 2022, which resulted in a reduction in compensation costs and a rationalization of our sales and marketing spending in certain areas of our business.

Research and development expense was $12.4 million in the six months ended September 30, 2022, as compared to $17.1 million in the six months ended September 30, 2021. The year-over-year decrease is primarily attributable to cost reductions attributable to the previously-noted restructuring actions that were initiated in the fourth quarter of fiscal 2022. We continued to realize reductions in compensation costs and concluded or curtailed certain research and development projects in-line with the rationalization of our initiatives to focus on opportunities outside of pharmaceutical drug development. We also realized a reduction in research and development costs associated with the completion of the divestiture of C3 on January 31, 2022, which resulted in no costs being recorded in relation to C3 in the second quarter of fiscal 2023.

Acquisition-related costs were $18.8 million in the six months ended September 30, 2022, as compared to $8.2 million in the six months ended September 30, 2021. In the six months ended September 30, 2022, costs were incurred primarily in relation to the Reorganization and the planned divestiture of certain of our corporate-owned retail stores (both of which are described under "Recent Development" above), the plan to acquire Jetty, and evaluating other potential acquisition opportunities. Comparatively, in the six months ended September 30, 2021, costs were incurred in relation to the acquisitions of Supreme Cannabis and Ace Valley, the plan to acquire Wana, and evaluating other potential acquisition opportunities.

Depreciation and amortization expense was $20.6 million in the six months ended September 30, 2022, as compared to $28.8 million in the six months ended September 30, 2021. The year-over-year decrease is primarily attributable to: (i) the previously-noted restructuring actions that were initiated in fiscal 2022; (ii) the decrease in amortization expense associated with the impairment of certain of our intellectual property intangible assets; and (iii) the completion of the divestiture of C3 on January 31, 2022, which resulted in no depreciation and amortization expense being recorded in relation to C3 in the six months ended September 30, 2022.

Share-based compensation expense

Share-based compensation expense was $15.3 million in the six months ended September 30, 2022, as compared to $25.7 million in the six months ended September 30, 2021. The year-over-year decrease is primarily attributable to the impact of our previously-noted restructuring actions, which resulted in 1.8 million stock option forfeitures in the third and fourth quarters of fiscal 2022, and a further 3.7 million stock option forfeitures in the six months ended September 30, 2022. The decrease attributable to these forfeitures was partially offset by stock option grants totaling 3.4. million in the six months ended September 30, 2022.

Share-based compensation expense related to acquisition milestones was $nil in the six months ended September 30, 2022, as compared to $3.4 million in the six months ended September 30, 2021. The year-over-year decrease is primarily attributable to: (i) the completion of vesting, in prior quarters, of the share-based compensation associated with certain of our acquisitions; and (ii) as a result of the restructuring actions completed in the fourth quarter of fiscal 2022, the acceleration of share-based compensation expense related to unvested milestones associated with acquisitions completed in prior fiscal years.

Asset impairment and restructuring costs

Asset impairment and restructuring costs recorded in operating expenses were $1.8 billion in the six months ended September 30, 2022, as compared to $91.8 million in the six months ended September 30, 2021.

Asset impairment and restructuring costs recorded in the six months ended September 30, 2022 were primarily related to:

•
Goodwill impairment losses of $1.7 billion, substantially of which was associated with our cannabis operations reporting unit in the global cannabis segment. Refer to "Impairment of Goodwill" in "Critical Accounting Policies and Estimates" section below;
•
Impairment losses associated with the planned divestiture of our Canadian retail operations, as described above under "Recent Developments", as we recorded write-downs of property, plant and equipment, operating license and brand intangible assets, right-of-use assets, and certain other assets due to the excess of their carrying values over their estimated fair value; and
•
Incremental costs primarily associated with the restructuring actions completed in fiscal 2022, including the closure of certain of our Canadian production facilities, and operational changes initiated in the fourth quarter of fiscal 2022 to: (i) implement cultivation-related efficiencies and improvements in the Canadian recreational cannabis business; and (ii) implement a flexible manufacturing platform, including contract manufacturing for certain product formats.

Comparatively, in the six months ended September 30, 2021, we recorded charges related to operational changes resulting from the continuing strategic review of our business as a result of fiscal 2022 acquisition activities, resulting in the closure of our Niagara-on-the-Lake, Ontario and Langley, British Columbia facilities. Additionally, we recognized incremental costs associated with the closure of previously-identified Canadian production facilities in December 2020.

Other

The following table presents loss from equity method investments, other income (expense), net, and income tax expense for the six months ended September 30, 2022 and 2021:

	Six months ended September 30,
(in thousands of Canadian dollars)	2022	2021	$ Change	% Change
Loss from equity method investments	$-	$(100)	$100	100%
Other income (expense), net	(293,422)	776,487	(1,069,909)	138%
Income tax (expense) recovery	(11,969)	307	(12,276)	(3,999%)

Loss from equity method investments

The loss from equity method investments was $nil in the six months ended September 30, 2022, as compared to $0.1million in the six months ended September 30, 2021. The year-over-year decrease in the loss is primarily attributable to the impairment of our remaining investment in Agripharm Corp. in the first quarter of fiscal 2022. As a result of this impairment, there were no remaining equity method investment balances at September 30, 2022.

Other income (expense), net

Other income (expense), net was an expense amount of $293.4 million in the six months ended September 30, 2022, as compared to an income amount of $776.5 million in the six months ended September 30, 2021. The year-over-year change of $1.1 billion, from an income amount to an expense amount, is primarily attributable to:

•
Decrease in non-cash income of $484.6 million related to fair value changes on the warrant derivative liability associated with the Tranche B Warrants held by CBI. The decrease of $26.2 million in the fair value of the warrant derivative liability (resulting in non-cash income) in the six months ended September 30, 2022 is primarily attributable to a decrease of approximately 60% in our share price during the six months ended September 30, 2022, further impacted by an increase in the risk-free interest rate and a shorter expected time to maturity of the Tranche B Warrants. Comparatively, the income amount recognized in the six months ended September 30, 2021 of $510.8 million, associated with a decrease in the fair value of the warrant derivative liability, was primarily attributable to a decrease of approximately 57% in our share price during that period, further impacted by a shorter expected time to maturity of the Tranche B Warrants.

•
Decrease in non-cash income of $391.0 million related to the non-cash fair value changes on the liability arising from the Acreage Arrangement, from $438.0 million in the six months ended September 30, 2021 to $47.0 in the six months ended September 30, 2022. The income amount recognized in the six months ended September 30, 2022, associated with a decrease in the liability arising from the Acreage Arrangement to $nil during the first quarter of fiscal 2023, is primarily attributable to a decrease of approximately 61% in our share price during the first quarter of fiscal 2023, relative to a decrease of approximately 27% in Acreage’s share price during that same period. As a result, the model at September 30, 2022 reflects a lower estimated value of the Canopy Growth common shares expected to be issued at the exchange ratio of 0.3048 upon a Triggering Event, relative to the estimated value of the Acreage shares expected to be acquired at that time; in the first quarter of fiscal 2023, this resulted in a change from a liability amount to an asset amount of $60.0 million recorded in other financial assets. Fair value changes associated with the Acreage call option asset in the six months ended September 30, 2022 are described below. Comparatively, the income amount recognized in the six months ended September 30, 2021, associated with a decrease in the liability arising from the Acreage Arrangement, was primarily attributable to a decrease of approximately 57% in our share price in the six months ended September 30, 2021, relative to a decrease of approximately 32% in Acreage’s share price during that same period.

•
Increase in non-cash expense of $105.7 million related to fair value changes on our other financial assets, from $195.3 million in the six months ended September 30, 2021 to $300.9 million in the six months ended September 30, 2022. The expense amount in the six months ended September 30, 2022 is primarily attributable to fair value decreases relating to our investments in: (i) the TerrAscend exchangeable shares ($175.5 million); (ii) the secured debentures issued by TerrAscend Canada and Arise Bioscience and associated TerrAscend Warrants (totaling $68.6 million); and (iii) the TerrAscend Option ($4.9 million), which were all driven largely by a decrease of approximately 75% in TerrAscend’s share price in the six months ended September 30, 2022. Additionally, the fair value of our investment in the Wana financial instrument decreased $119.2 million, due primarily to changes in expectations of the future cash flows to be generated by Wana. These fair value decreases were only partially offset by a fair value increase related to the Acreage call option in the amount of $72.0 million, primarily attributable to: (i) a re-assessment of certain of the assumptions made and scenario outcomes contemplated in the probability-weighted expected return model used to determine the value of the Acreage call option; and (ii) the factors described above in our discussion of fair value changes on the liability arising from the Acreage Arrangement. Comparatively, in the six months ended September 30, 2021 the expense amount was primarily attributable to fair value increases relating to our investments in the TerrAscend exchangeable shares ($113.0 million), and the secured debentures issued by TerrAscend Canada and Arise Bioscience and associated TerrAscend Warrants (totaling $76.3 million), driven largely by: (i) a decrease of approximately 31% in TerrAscend’s share price in the six months ended September 30, 2021; and (ii) re-assessments of the probability and timing of changes in federal laws in the United States regarding the permissibility of the cultivation, distribution or possession of marijuana in the second quarter of fiscal 2022.

•
Change of $104.1 million related to the non-cash fair value changes on the Notes, from an income amount of $80.7 million in the six months ended September 30, 2021 to an expense amount of $23.4 million in the six months ended September 30, 2022. The year-over-year change is primarily attributable to the impact of the Exchange Transaction, as described above under “Recent Developments”, including changes in credit spreads relative to the comparative fiscal period, partially offset by the increase in our share price of approximately 60% during the six months ended September 30, 2022. Comparatively, the income amount recognized in the six months ended September 30, 2021 was primarily attributable to the decrease in our share price of approximately 57% during that period.

•
In the six months ended September 30, 2022, we recognized charges in the amount of $4.7 million in connection with the Exchange Transaction described above under “Recent Developments”. These charges primarily include: (i) the recognition of, and fair value changes through to the Final Closing on, a derivative liability in connection with the incremental common shares that were potentially issuable as at June 30, 2022 at the Averaging Price on the Final Closing, pursuant to the Exchange Agreements; and (ii) professional fees associated with the Exchange Transaction. These charges were partially offset by the release of amounts recorded in accumulated other comprehensive income in relation to the credit risk fair value adjustment associated with the portion of the Notes that were acquired and cancelled in June and July 2022.

•
Increase in non-cash income of $24.3 million related to fair value changes on acquisition related contingent consideration and other. In the six months ended September 30, 2022, we recorded fair value changes related to the estimated deferred payments associated with our investment in Wana. These fair value changes were primarily associated with changes in expectations of future cash flows to be generated by Wana.

Income (tax expense) recovery

Income tax expense in the six months ended September 30, 2022 was $12.0 million, compared to income tax recovery of $0.3 million in the six months ended September 30, 2021. In the six months ended September 30, 2022, the income tax expense consisted of deferred income tax expense of $8.8 million (compared to a recovery of $2.0 million in the six months ended September 30, 2021) and current income tax expense of $3.1 million (compared to an expense of $1.7 million in the six months ended September 30, 2021).

The change of $10.8 million, from a deferred income tax recovery to deferred income tax expense, is primarily a result of changes in the unsecured senior notes, and current year changes being less than prior year in respect of deferred tax liabilities that arose in connection with the required revaluation of the accounting carrying value, but not the tax basis, of property, plant and equipment, intangible assets, and other financial assets. In connection with certain deferred tax assets, mainly in respect to losses for tax purposes, where the accounting criteria for recognition of an asset has yet to be satisfied and it is not probable that they will be used, the deferred tax asset has not been recognized.

The increase of $1.5 million in the current income tax expense arose primarily in connection with legal entities that generated income for tax purposes that could not be reduced by the group’s tax attributes.

Net (Loss) Income

The net loss in the six months ended September 30, 2022 was $2.3 billion, as compared to net income of $373.6 million in the six months ended September 30, 2021. The year-over-year change from net income to a net loss is primarily attributable to: (i) the year-over-year increase in asset impairment and restructuring costs, which was largely related to the goodwill impairment losses of $1.7 billion recorded in the first quarter of fiscal 2023; and (ii) the year-over-year change in other income (expense), net, of $1.1 billion, from an income amount to an expense amount. These factors were only partially offset by the year-over-year increase in our gross margin. These variances are described above.

Adjusted EBITDA (Non-GAAP Measure)

The following table presents Adjusted EBITDA for the six months ended September 30, 2022 and 2021:

	Six months ended September 30,
(in thousands of Canadian dollars)	2022	2021	$ Change	% Change
Net (loss) income	$(2,319,467)	$373,624	$(2,693,091)	(721%)
Income tax expense (recovery)	11,969	(307)	12,276	3999%
Other (income) expense, net	293,422	(776,487)	1,069,909	138%
Loss on equity method investments	-	100	(100)	(100%)
Share-based compensation[1]	15,297	29,079	(13,782)	(47%)
Acquisition-related costs	18,799	8,171	10,628	130%
Depreciation and amortization[1]	43,144	53,912	(10,768)	(20%)
Asset impairment and restructuring costs	1,771,953	81,128	1,690,825	2084%
Restructuring costs recorded in cost of goods sold	11,984	-	11,984	100%
Charges related to the flow-through of inventory step-up on business combinations	-	4,537	(4,537)	(100%)
Adjusted EBITDA	$(152,899)	$(226,243)	$73,344	32%

[1] From Statements of Cash Flows.

The Adjusted EBITDA loss in the six months ended September 30, 2022 was $152.9 million, as compared to an Adjusted EBITDA loss of $226.2 million in the six months ended September 30, 2021. The year-over-year decrease in the Adjusted EBITDA loss is primarily attributable to the year-over-year improvement in our gross margin, and the year-over-year reduction in our total selling, general and administrative expense. These variances are described above.

Part 3 – Financial Liquidity and Capital Resources

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. As of September 30, 2022, we had cash and cash equivalents of $746.7 million and short-term investments of $396.7 million, which are predominantly invested in liquid securities issued by the United States and Canadian governments. In evaluating our capital requirements, including the impact, if any, on our business from the COVID-19 pandemic, and our ability to fund the execution of our strategy, we believe we have adequate available liquidity to enable us to meet our working capital and other operating requirements, fund growth initiatives and capital expenditures, settle our liabilities, and repay scheduled principal and interest payments on debt for at least the next twelve months.

Our objective is to generate sufficient cash to fund our operating requirements and expansion plans. While we have incurred net losses on a U.S. GAAP basis and Adjusted EBITDA losses to date, and our cash and cash equivalents have decreased $29.3 million from March 31, 2022 (and, together with short-term investments, decreased $228.2 million from March 31, 2022), as discussed in the “Cash Flows” section below, management anticipates the success and eventual profitability of the business. We have also ensured that we have access to public capital markets through our U.S. and Canadian public stock exchange listings. In March 2021, we entered into the Credit Agreement with the lenders and Wilmington Trust, National Association, as administrative agent and collateral agent for the lenders. The Credit Agreement provides for a credit facility (the “Credit Facility”) in the initial aggregate principal amount of US$750.0 million. As described under "Recent Developments" above, pursuant to the balance sheet actions completed in connection with the Reorganization, we have entered into agreements with certain of our lenders to complete the Paydown, which will result in us tendering US$187.5 million of the principal amount outstanding under the Credit Agreement. We continue to review and pursue selected external financing sources to ensure adequate financial resources. These potential sources include, but are not limited to: (i) obtaining financing from traditional or non-traditional investment capital organizations; (ii) obtaining funding from the sale of our common shares or other equity or debt instruments; and (iii) obtaining debt financing with lending terms that more closely match our business model and capital needs.

There can be no assurance that we will gain adequate market acceptance for our products or be able to generate sufficient positive cash flow to achieve our business plans. In the six months ended September 30, 2022, our purchases of and deposits on property, plant and equipment totaled $4.3 million, which were funded out of available cash, cash equivalents and short-term investments. We expect to continue funding these purchases with our available cash, cash equivalents and short-term investments. Therefore, we are subject to risks including, but not limited to, our inability to raise additional funds through debt and/or equity financing to support our continued development, including capital expenditure requirements, operating requirements and to meet our liabilities and commitments as they come due.

Cash Flows

	Six months ended September 30,
(in thousands of Canadian dollars)	2022	2021
Net cash (used in) provided by:
Operating activities	$(273,915)	$(251,745)
Investing activities	207,000	(46,297)
Financing activities	(12,413)	(46,681)
Effect of exchange rate changes on cash and cash equivalents	50,042	(2,309)
Net decrease in cash and cash equivalents	(29,286)	(347,032)
Cash and cash equivalents, beginning of period	776,005	1,154,653
Cash and cash equivalents, end of period	$746,719	$807,621

Operating activities

Cash used in operating activities totaled $273.9 million in the six months ended September 30, 2022, as compared to cash used of $251.7 million in the six months ended September 30, 2021. The increase in the cash used in operating activities is primarily attributable to the year-over-year increase in working capital spending, partially offset by the improvement in our gross margin as described above.

Investing activities

The cash provided by investing activities totaled $207.0 million in the six months ended September 30, 2022, as compared to cash used of $46.3 million in the six months ended September 30, 2021.

In the six months ended September 30, 2022, purchases of property, plant and equipment were $4.3 million, primarily related to improvements made at certain of our Canadian cultivation and production facilities. Comparatively, in the six months ended September 30, 2021, we invested $35.7 million in our production infrastructure in the United States and an expansion of our Storz & Bickel facilities. The year-over-year decrease is primarily attributable to: (i) the substantial completion of the infrastructure projects that were in progress in fiscal 2022; and (ii) optimizing our capital expenditures as part of the previously-noted restructuring actions, particularly those actions that were initiated in the fourth quarter of fiscal 2022.

In the six months ended September 30, 2022, our strategic investments in other financial assets were $29.2 million and related primarily to the upfront payment made as consideration for entering the Jetty Agreements. Comparatively, in the six months ended September 30, 2021, we completed the acquisitions of Ace Valley and Supreme Cannabis, with the net cash outflow totaling $9.1 million.

Net redemptions of short-term investments in the six months ended September 30, 2022 were $211.1 million, as compared to net purchases of $0.7 million in the six months ended September 30, 2021. The year-over-year change reflects the redemption of our short-term investments, largely to fund operations as described above.

Additional cash inflows during the six months ended September 30, 2022 include proceeds of $12.4 million from the sale of certain wholly-owned subsidiaries, and proceeds of $10.8 million from the sale of property, plant and equipment. Additional cash inflows during the six months ended September 30, 2021 related to proceeds of $10.3 million from the sale of certain wholly-owned subsidiaries.

Finally, other investing activities resulted in a cash flow of $7.1 million in the six months ended September 30, 2022, primarily related to the partial repayment of the principal on a loan associated with the sale of a wholly-owned subsidiary in fiscal 2022. Other investing activities resulted in a cash outflow of $10.9 million in the six months ended September 30, 2021, primarily related to the payment of acquisition-related liabilities as we continued to draw-down on the amounts owing in relation to acquisitions completed in prior years.

Financing activities

The cash used in financing activities in the six months ended September 30, 2022 was $12.4 million, as compared to cash used of $46.7 million in the six months ended September 30, 2021. In the six months ended September 30, 2021, we made repayments of long-term debt in the amount of $50.0 million, primarily related to the term loan assumed upon the completion of the acquisition of Supreme Cannabis on June 22, 2021.

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

	Three months ended September 30,		Six months ended September 30,
(in thousands of Canadian dollars)	2022	2021	2022	2021
Net cash used in operating activities	$(133,400)	$(85,965)	$(273,915)	$(251,745)
Purchases of and deposits on property, plant and equipment	(2,015)	(15,379)	(4,308)	(35,658)
Free cash flow[1]	$(135,415)	$(101,344)	$(278,223)	$(287,403)

[1]Free cash flow is a non-GAAP measure, and is calculated as net cash provided by (used in) operating activities, less purchases of and deposits on property, plant and equipment.

Free cash flow in the second quarter of fiscal 2023 was an outflow of $135.4 million, as compared to an outflow of $101.3 million in the second quarter of fiscal 2022. The year-over-year increase in the free cash outflow reflects the increase in cash used in operating activities, as the year-over-year increase in working capital spending was only partially offset by the improvement in our gross margin. This increase in the free cash outflow was partially offset by the reduction in purchases of property, plant and equipment associated with: (i) the substantial completion of the infrastructure projects that were in progress in fiscal 2022; and (ii) optimizing our capital expenditures as part of the previously-noted restructuring actions, particularly those actions that were initiated in the fourth quarter of fiscal 2022.

Free cash flow in the six months ended September 30, 2022 was an outflow of $278.2 million, as compared with an outflow of $287.4 million in the six months ended September 30, 2021. The year-over-year decrease in the free cash outflow reflects the increase in cash used in operating activities, and decrease in purchases of property, plant and equipment. These variances are describe above.

Debt

Since our formation, we have financed our cash requirements primarily through the issuance of common shares, including the $5.1 billion investment by CBI in the third quarter of fiscal 2019, and debt. Total debt outstanding as of September 30, 2022 was $1.4 billion, a decrease from $1.5 billion as of March 31, 2022. The total principal amount owing, which excludes fair value adjustments related to the Notes, was $1.4 billion at September 30, 2022, a decrease from $1.5 billion at March 31, 2022. These decreases were due to the acquisition and cancellation of $262.6 million of aggregate principal amount of the Notes from the Noteholders, as described above under “Recent Developments”, partially offset by the impact of the strengthening of the U.S. dollar against the Canadian dollar on amounts borrowed on the Credit Facility (see below).

Credit Facility

The Credit Agreement provides for the Credit Facility in the aggregate principal amount of US$750.0 million. The Credit Agreement also provided the ability to obtain up to an additional US$500.0 million of incremental senior secured debt pursuant to the Credit Agreement. As described under "Recent Developments" above, pursuant to the balance sheet actions completed in connection with the Reorganization, we have entered into agreements with certain of our lenders party to the Credit Agreement to complete the Paydown, which will result in us tendering US$187.5 million of the principal amount outstanding under the Credit Agreements. We also agreed to certain Amendments to the Credit Agreement with our lenders which, among other things, eliminated the additional US$500.0 million incremental term loan facility.

The Credit Facility has no amortization payments, matures on March 18, 2026, has a coupon of LIBOR plus 8.50% and is subject to a LIBOR floor of 1.00%. In the event that LIBOR can no longer be adequately ascertained or is no longer available, an alternative rate as permitted under the Credit Agreement will be used. Our obligations under the Credit Facility are guaranteed by material Canadian and U.S. subsidiaries of Canopy Growth. The Credit Facility is secured by substantially all of the assets, including material real property, of the borrowers and each of the guarantors thereunder. The Credit Agreement contains representations and warranties, and affirmative and negative covenants, including a financial covenant requiring minimum liquidity of US$200.0 million at the end of each fiscal quarter; however, as a result of the Amendments, such minimum liquidity covenant has been reduced to US$100.0 million, which is to be reduced as payments are made in accordance with the Paydown.

Unsecured Senior Notes

In June 2018, we issued the Notes with an aggregate principal amount of $600.0 million. The Notes bear interest at a rate of 4.25% per annum, payable semi-annually on January 15th and July 15th of each year commencing January 15, 2019. The Notes mature on July 15, 2023. As described above under “Recent Developments”, in June 2022 in connection with the Exchange Transaction, we entered into the Exchange Agreements with the Noteholders and agreed to acquire and cancel approximately $262.6 million of aggregate principal amount of the Notes from the Noteholders for an aggregate purchase price (excluding $5.4 million paid in cash to the Noteholders for accrued and unpaid interest) of $260.0 million which was paid in our common shares.

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

Contractual Obligations and Commitments

Other than the changes to our Notes pursuant to the Exchange Transactions, and certain agreements entered into in connection with the Reorganization, as described above under “Recent Developments”, there have been no material changes to our contractual obligations and commitments from the information provided in the MD&A section in our Annual Report.

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

Impairment of goodwill

As a result of the continued decline in the price of our common shares in the first quarter of fiscal 2023, we determined there to be an indicator of impairment for the cannabis operations reporting unit in the global cannabis segment, which was a reportable segment in the first quarter of fiscal 2023. As a result, we performed a quantitative interim goodwill impairment assessment for the cannabis operations reporting unit as of June 30, 2022. We concluded that the carrying value of the cannabis operations reporting unit was higher than its estimated fair value, and a goodwill impairment loss totaling $1.7 billion was recognized in the first quarter of fiscal 2023, representing the entirety of the goodwill assigned to the cannabis operations reporting unit.

The estimated fair value of the cannabis operations reporting unit was determined using the market valuation method, which was consistent with the methodology used for our annual impairment test conducted at March 31, 2022. The most significant assumptions used in applying this method were (i) the price of our common shares; and (ii) the estimated control premium associated with ownership of our common shares.

While we changed our reportable segments in the second quarter of fiscal 2023 (refer to "Segment Reporting" above), there were no changes to the composition of our reporting units to which goodwill remains assigned at September 30, 2022. In the second quarter of fiscal 2023, we determined there to be indicators of impairment for one of our other reporting units as slower growth rates resulted in updated long-term financial forecasts indicating lower forecasted revenue and cash flow generation. As a result, we performed a quantitative interim goodwill impairment test for the reporting unit as of September 30, 2022 and concluded that the carrying value of the reporting unit was higher than its estimated fair value, as determined using the income valuation method. We recognized a goodwill impairment loss totaling $2.3 million in the second quarter of fiscal 2023, representing the entirety of the goodwill assigned to the reporting unit.

For the remaining reporting units, we do not believe that an event occurred or circumstances changed during the second quarter of fiscal 2023 that would, more likely than not, reduce the fair value of these reporting units below their carrying value. Therefore, we concluded that the quantitative goodwill impairment assessment was not required for the remaining reporting units at September 30, 2022. The carrying value of goodwill associated with all other reporting units was $136.5 million at September 30, 2022.

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

A hypothetical 10% change in the U.S. dollar against the Canadian dollar compared to the exchange rate at September 30, 2022, would affect the carrying value of net assets by approximately $0.5 million, with a corresponding impact to the foreign currency translation account within accumulated other comprehensive income (loss). A hypothetical 10% change in the euro against the Canadian dollar compared to the exchange rate at September 30, 2022, would affect the carrying value of net assets by approximately $24.3 million, with a corresponding impact to the foreign currency translation account within accumulated other comprehensive income (loss).

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

Interest rate risk

Our cash equivalents and short-term investments are held in both fixed-rate and adjustable-rate securities. Investments in fixed-rate instruments carry a degree of interest rate risk. The fair value of fixed-rate securities may be adversely impacted due to a rise in interest rates. Additionally, a falling-rate environment creates reinvestment risk because as securities mature, the proceeds are reinvested at a lower rate, generating less interest income. As at September 30, 2022, our cash and cash equivalents, and short-term investments consisted of $0.7 billion, in interest rate sensitive instruments (March 31, 2022 – $0.9 billion).

Our financial liabilities consist of long-term fixed rate debt and floating-rate debt. Fluctuations in interest rates could impact our cash flows, primarily with respect to the interest payable on floating-rate debt.

	Aggregate Notional Value		Fair Value		Decrease in Fair Value - Hypothetical 1% Rate Increase
	September 30, 2022	March 31, 2022	September 30, 2022	March 31, 2022	September 30, 2022	March 31, 2022
Unsecured senior notes	$337,380	$600,000	$321,128	$563,958	$(2,294)	$(6,600)
Fixed interest rate debt	42,073	43,386	N/A	N/A	N/A	N/A
Variable interest rate debt	990,909	893,647	N/A	N/A	N/A	N/A

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

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There have been no changes in our “internal control over financial reporting” (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

In November 2019, the Company and certain of its current and former executives were named as defendants in a purported class action lawsuit filed in the U.S. District Court for the District of New Jersey (the “Court") captioned Ortiz v. Canopy Growth Corporation et al., No. 2:19-cv-20543-KM-ESK. The plaintiffs alleged that the defendants made false and/or misleading statements and/or failed to disclose material adverse facts, regarding Canopy Growth’s receivables, business, operations and prospects relating to, among other things, the demand for its softgel and oil products. Pursuant to documents filed with the Court on February 4, 2022, the Company reached an agreement to settle the class action (the "Settlement Agreement"). The Settlement Agreement does not constitute any admission of liability or wrongdoing by the Company or its executives, expressly provides that the Company denies any misconduct or wrongdoing, and releases the Company from any further claim.

The Court granted the plaintiff's motion for final approval of the Settlement Agreement on June 7, 2022. The deadline for appeal of the Court's approval expired as of July 7, 2022. A total of eight (8) class members submitted timely and valid requests for exclusion from the settlement, representing an aggregate of approximately 1,041 Company common shares and comprising an aggregate of verifiable claims of approximately US$9,237.51. All other class members are bound by the Settlement Agreement and are precluded from commencing claims in relation to this matter.

Item 1A. Risk Factors.

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A in our Annual Report. Except as set forth below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A in our Annual Report.

We are subject to certain restrictions of the TSX and the Nasdaq, which may constrain our ability to expand our business in the United States.

Our common shares are currently listed on the TSX and the Nasdaq. So long as we choose to continue to be listed on the TSX and the Nasdaq, we must comply with their respective requirements and guidelines when conducting business, particularly when pursuing opportunities in the United States.

On October 16, 2017, the TSX released a staff notice, indicating that it would be undertaking “in-depth” reviews of all applicants and listed issuers in the marijuana sector, including issuers engaging in activities related to the cultivation, distribution or possession of marijuana in the United States (“Subject Entities”) as well as issuers that engage in ancillary activities, by way of: (i) direct or indirect ownership of, or investment in, Subject Entities; (ii) commercial interests or arrangements that are similar in substance to ownership of, or investment in, Subject Entities; (iii) providing services or products that are specifically designed for, or targeted at, Subject Entities; or (iv) commercial interests or arrangements with entities engaging in the business activities set forth in (iii). Further, the TSX indicated that issuers conducting ongoing business activities in violation of U.S. federal laws regarding marijuana are not compliant with the TSX’s listing requirements (the “TSX Requirements”), and that such issuers may be the subject of delisting review in the event of gaps in compliance or failure to comply with the TSX Requirements.

Although we believe that the Company is in compliance with all applicable laws and regulations, including the TSX Requirements, there is a risk that our interpretation of the TSX Requirements may differ from that of the TSX, and failure to comply with the TSX Requirements could result in a delisting of our common shares from the TSX or the denial of an application for certain approvals, such as to have additional securities listed on the TSX, which could have a material adverse effect on the trading price of our common shares and could have a material adverse effect on our business, financial condition and results of operations.

While the Nasdaq has not issued official rules specific to the cannabis or hemp industry, stock exchanges in the United States, including the Nasdaq, have historically refused to list certain cannabis-related businesses, including cannabis retailers, that operate primarily in the United States. Failure to comply with any requirements imposed by the Nasdaq could result in the delisting of our common shares from the Nasdaq or the denial of an application to have additional securities listed on the Nasdaq, which could have a material adverse effect on the trading price of our common shares. In this regard, please see the disclosure under the heading “–The stock exchanges on which we are listed on, such as the TSX and the Nasdaq, may disagree with our interpretations of their policies, including that financial consolidation of Canopy USA may be permissible under the Nasdaq’s general policies".

Federal law in the United States may impose restrictions on our ability to bank with certain institutions, repatriate funds to Canada or pay dividends to shareholders.

U.S. federal prohibitions on the sale of cannabis may result in us or Canopy USA being restricted from accessing the U.S. banking system, and we may be unable to deposit funds in federally insured and licensed banking institutions. Banking restrictions could be imposed due to institutions not accepting payments and deposits. We are at risk that any of our bank accounts could be closed at any time. Such risks increase our costs and our ability to handle any revenue received. In addition, activities in the U.S., and any proceeds derived from such activities, may be considered proceeds of crime due to the fact that cannabis remains federally illegal in the U.S. This may restrict our ability to declare or pay dividends, effect other distributions or subsequently repatriate such funds back to Canada.

We may be subject to heightened scrutiny by regulatory authorities.

Any future investments, joint ventures or operations in the United States, may become the subject of heightened scrutiny by regulators, stock exchanges and other authorities in the United States, Canada and other jurisdictions. As a result, we may be subject to significant direct and indirect interaction with public officials. There can be no assurance that this heightened scrutiny will not in turn lead to the imposition of certain restrictions on our ability to invest in the United States or any other jurisdiction, in addition to those described herein.

The stock exchanges on which we are listed on, such as the TSX and the Nasdaq, may disagree with our interpretations of their policies, including that financial consolidation of Canopy USA may be permissible under the Nasdaq’s general policies.

Our listings on the TSX and the Nasdaq prohibit us from investing in, or acquiring, state regulated, but federally illegal, businesses in the United States cannabis market until a change in United States federal law occurs or we delist our common shares from the TSX and the Nasdaq and list on an alternative exchange that does not prohibit investments in United States cannabis businesses. While we believe that we comply with all applicable laws and regulations, as well as the applicable cannabis related policies of the TSX and the Nasdaq, our interpretation may differ from those of the stock exchanges now or in the future, and therefore, the TSX or the Nasdaq could allege that, as a result of our non-voting and non-participating interest in Canopy USA, we violate the exchanges cannabis-related policies.

The Nasdaq has objected to Canopy Growth consolidating the financial results of Canopy USA in the event that Canopy USA closes on the acquisition of Wana, Jetty or the Fixed Shares of Acreage. The Nasdaq has proposed that such consolidation is impermissible under the Nasdaq’s general policies. The Company intends to comply with the SEC’s guidance on the application of U.S. GAAP for financial reporting purposes. The Company disagrees with the Nasdaq’s potential application of its general policies as the basis for its objection since it contradicts the Company’s financial reporting requirements under U.S. GAAP including its application to THC plant touching businesses. While we are in regular dialogue with our auditors, regulatory bodies and the stock exchanges, there is no assurance that the Nasdaq will harmonize their general policies with the SEC accounting guidance. As such, there can be no assurance that we will remain listed on the stock exchanges we are currently listed on, which could have a material adverse effect on our business, financial condition and results of operations. In the event of a delisting from a stock exchange, there is no assurance that we will be able to satisfy the conditions required to list on an alternative stock exchange.

The anticipated benefits of the strategy involving Canopy USA may not be realized.

Achieving the benefits anticipated through Canopy USA depends in part on the ability of Canopy USA to effectively capitalize on its scale, to realize the anticipated capital and operating synergies, to profitably sequence the growth prospects and to maximize the potential of its growth opportunities. The ability to realize these benefits from the acquisitions of Acreage, Wana and Jetty by Canopy USA will depend, in part, on successfully consolidating certain functions and integrating operations, procedures and personnel in a timely and efficient manner, as well as on Canopy USA’s ability to realize the anticipated growth opportunities and synergies. The integration of Acreage, Wana and Jetty by Canopy USA will require the dedication of substantial effort, time and resources on the part of Canopy USA’s management which may divert management’s focus and resources from other strategic opportunities available to Canopy USA and from operational matters during this process. In addition, the integration process could result in disruption of existing relationships with suppliers, employees, customers and other constituencies of each company. There can be no assurance that Canopy USA’s management will be able to integrate the operations of each of the businesses successfully or achieve any of the synergies or other benefits that are anticipated.

Operational and strategic decisions with respect to the integration of Acreage, Wana and Jetty have not yet been made and may present challenges. It is possible that the integration process could result in the loss of key employees, the disruption of the respective ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the ability of management to maintain relationships with clients, suppliers, employees or to achieve the anticipated benefits. The performance of Canopy USA could be adversely affected if Canopy USA cannot retain key employees. As a result of these factors, it is possible that certain benefits expected from the formation of Canopy USA may not be realized. Any inability of Canopy USA’s management to successfully integrate the operations could have a material adverse effect on our business, financial condition and results of operations.

Canopy USA may divert the attention of our management, impact our ability to attract or retain key personnel or impact third party business relationships.

The attention of our management may be diverted from the day-to-day operations of Canopy Growth in connection with the transactions that may be entered into between us and Canopy USA. These disruptions could be exacerbated by delays in completing certain transactions and could result in lost opportunities or negative impacts on performance, which could have a material and adverse effect on our current and future business, operations, financial condition and results of operations or prospects. As a result of the uncertainty, certain of our officers and employees may experience uncertainty about their future roles, which may adversely affect our ability to attract or retain key management and personnel.

In addition, third parties with which we currently have business relationships, including auditors, banks, industry partners, customers and suppliers, may experience uncertainty associated with our U.S. strategy, including with respect to maintaining current or future relationships with us. While we believe that we comply with all applicable laws and regulations, there is a risk that our interpretation of laws, regulations, and guidelines, may differ from those of others, including those of our auditors, banks, industry partners, customers and suppliers. Such uncertainty could have a material and adverse effect on our current and future business, operations, results of operations, financial condition and prospects.

The Company has not received audited financial statements with respect to Jetty.

The current financial information regarding Jetty that management has reviewed was prepared from Jetty’s internal management accounts. These internal management accounts and other information provided by Jetty has not been audited, reviewed, compiled, examined or subject to any procedures by an independent public accountant, and Canopy Growth has not independently verified the management accounts or the related financial information provided by Jetty. In addition, actual results for such periods may not be indicative of future results.

While the Company understands that Jetty is working to produce audited financial statements, the Company has not received such audited financial statements to date. These audited financial statements may include financial results that are less positive than the unaudited financial information for Jetty that has been provided to the Company.

Acreage’s financial statements express doubt about its ability to continue as a going concern.

Acreage’s publicly available audited financial statements as of and for three years ended December 31, 2021 and its publicly available financial statements as of and for the six months ended June 30, 2022 (“Acreage’s June 30, 2022 Financial Statements”) express doubt about Acreage’s ability to continue as a going concern. In particular, Acreage’s June 30, 2022 Financial Statements state: “[Acreage] had an accumulated deficit as of June 30, 2022, as well as a net loss and negative cash flow from operating activities for the six months ended June 30, 2022. These factors raise substantial doubt about [Acreage]’s ability to continue as a going concern for at least one year from [August 9, 2022, which is the date Acreage filed its quarterly report on Form 10-Q with the SEC and issued its financial statements].” In the event that Acreage is unable to continue as a going concern, the Acreage Amended Arrangement and the Floating Share Arrangement may not be completed. In the event that the Amended Acreage Arrangement and the Floating Share Arrangement are completed and Acreage is unable to continue as a going concern, this would have a negative impact on Canopy USA’s business, financial results and operations and have an adverse impact on the Company’s United States strategy, and, ultimately, the Company’s financial results and operations.

The Exchangeable Shares have different rights from the common shares and there may never be a trading market for the Exchangeable Shares.

If the Amendment Proposal is approved, shareholders will have the option to convert their common shares into Exchangeable Shares. There are important differences between the rights of the common shares and the Exchangeable Shares. While each Exchangeable Share is convertible into a common share, the Exchangeable Shares will not carry voting rights, rights to receive dividends or other rights upon dissolution. For example, holders of Exchangeable Shares will not be able to exercise voting rights at meetings of shareholders and will not receive distributions if dividends are declared by our Board. The differences between the rights of holders of the Exchangeable Shares and common shares are significant and may materially and adversely affect the market value of your investment.

Presently, there are no plans to list the Exchangeable Shares on a securities exchange or in the over-the-counter market, and there is not expected to be a market for trading of the Exchangeable Shares. Thus, persons holding Exchangeable Shares will likely have no ability to sell their Exchangeable Shares and will likely have to exchange them for common shares in order to have any liquidity.

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

CANOPY GROWTH CORPORATION

Date: November 9, 2022	By:	/s/ David Klein
David Klein
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2022	By:	/s/ Judy Hong
Judy Hong
Chief Financial Officer (Principal Financial Officer)