Form 10-Q
period 2022-12-31
Canopy Growth Corp
filed 2023-02-09
CIK 1737927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of February 7, 2023, there were 494,894,047 common shares of the registrant issued and outstanding.

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

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(in thousands of Canadian dollars, except number of shares and per share data, unaudited)

	December 31, 2022	March 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$598,131	$776,005
Short-term investments	191,119	595,651
Restricted short-term investments	12,932	12,216
Amounts receivable, net	104,640	96,443
Inventory	213,937	204,387
Prepaid expenses and other assets	52,151	52,700
Total current assets	1,172,910	1,737,402
Other financial assets	598,387	800,328
Property, plant and equipment	874,029	942,780
Intangible assets	213,530	252,695
Goodwill	142,076	1,866,503
Other assets	19,223	15,342
Total assets	$3,020,155	$5,615,050

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$63,139	$64,270
Other accrued expenses and liabilities	75,985	75,278
Current portion of long-term debt	455,483	9,296
Other liabilities	84,134	64,054
Total current liabilities	678,741	212,898
Long-term debt	750,118	1,491,695
Deferred income tax liabilities	8,988	15,991
Liability arising from Acreage Arrangement	-	47,000
Warrant derivative liability	668	26,920
Other liabilities	141,891	190,049
Total liabilities	1,580,406	1,984,553
Commitments and contingencies
Redeemable noncontrolling interest	11,408	36,200
Canopy Growth Corporation shareholders' equity:
Common shares - $nil par value; Authorized - unlimited number of shares; Issued - 494,891,390 shares and 394,422,604 shares, respectively	7,867,310	7,482,809
Additional paid-in capital	2,510,086	2,519,766
Accumulated other comprehensive loss	(14,248)	(42,282)
Deficit	(8,937,603)	(6,370,337)
Total Canopy Growth Corporation shareholders' equity	1,425,545	3,589,956
Noncontrolling interests	2,796	4,341
Total shareholders' equity	1,428,341	3,594,297
Total liabilities and shareholders' equity	$3,020,155	$5,615,050

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in thousands of Canadian dollars, except number of shares and per share data, unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2022	2021	2022	2021
Revenue	$113,349	$155,024	$366,570	$456,095
Excise taxes	12,136	14,052	37,379	47,540
Net revenue	101,213	140,972	329,191	408,555
Cost of goods sold	103,654	130,882	329,203	442,367
Gross margin	(2,441)	10,090	(12)	(33,812)
Operating expenses
Selling, general and administrative expenses	122,636	116,835	351,891	355,165
Share-based compensation	6,428	6,777	21,725	35,856
Asset impairment and restructuring costs	22,259	36,439	1,794,212	128,198
Total operating expenses	151,323	160,051	2,167,828	519,219
Operating loss	(153,764)	(149,961)	(2,167,840)	(553,031)
Loss from equity method investments	-	-	-	(100)
Other income (expense), net	(113,340)	34,282	(406,762)	810,769
(Loss) income before income taxes	(267,104)	(115,679)	(2,574,602)	257,638
Income tax recovery (expense)	382	183	(11,587)	490
Net (loss) income	(266,722)	(115,496)	(2,586,189)	258,128
Net loss attributable to noncontrolling interests and redeemable noncontrolling interest	(5,139)	(6,571)	(19,652)	(14,307)
Net (loss) income attributable to Canopy Growth Corporation	$(261,583)	$(108,925)	$(2,566,537)	$272,435

Basic (loss) earnings per share	$(0.54)	$(0.28)	$(5.66)	$0.70
Basic weighted average common shares outstanding	486,112,598	393,818,282	453,237,882	390,423,083

Diluted (loss) earnings per share	$(0.54)	$(0.28)	$(5.66)	$0.43
Diluted weighted average common shares outstanding	486,112,598	393,818,282	453,237,882	410,986,802

Comprehensive (loss) income:
Net (loss) income	$(266,722)	$(115,496)	$(2,586,189)	$258,128
Other comprehensive income (loss), net of income tax effect
Fair value changes of own credit risk of financial liabilities	4,538	16,200	32,847	26,280
Foreign currency translation	14,921	(15,479)	24,694	(18,767)
Total other comprehensive income, net of income tax effect	19,459	721	57,541	7,513
Comprehensive (loss) income	(247,263)	(114,775)	(2,528,648)	265,641
Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interest	(5,139)	(6,571)	(19,652)	(14,307)
Comprehensive (loss) income attributable to Canopy Growth Corporation	$(242,124)	$(108,204)	$(2,508,996)	$279,948

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of Canadian dollars, unaudited)

		Additional paid-in capital				Accumulated
	Common shares	Share-based reserve	Warrants	Ownership changes	Redeemable noncontrolling interest	other comprehensive income (loss)	Deficit	Noncontrolling interests	Total
Balance at March 31, 2022	$7,482,809	$492,041	$2,581,788	$(509,723)	$(44,340)	$(42,282)	$(6,370,337)	$4,341	$3,594,297
Cumulative effect from adoption of ASU 2020-06	-	4,452	-	-	-	-	(729)	-	3,723
Other issuances of common shares and warrants	82,231	(1,732)	-	-	-	-	-	-	80,499
Exercise of Omnibus Plan stock options	1,506	(1,236)	-	-	-	-	-	-	270
Share-based compensation	-	20,892	-	-	-	-	-	-	20,892
Issuance and vesting of restricted share units and performance share units	8,993	(8,993)	-	-	-	-	-	-	-
Changes in redeemable noncontrolling interest	-	-	-	-	6,983	-	-	17,808	24,791
Ownership changes relating to noncontrolling interests, net	-	-	-	-	-	-	-	1,851	1,851
Redemption of redeemable noncontrolling interest	26,506	-	-	(2,696)	(27,350)	-	-	(1,552)	(5,092)
Settlement of unsecured senior notes	265,265	-	-	-	-	(29,507)	-	-	235,758
Comprehensive income (loss)	-	-	-	-	-	57,541	(2,566,537)	(19,652)	(2,528,648)
Balance at December 31, 2022	$7,867,310	$505,424	$2,581,788	$(512,419)	$(64,707)	$(14,248)	$(8,937,603)	$2,796	$1,428,341

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

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of Canadian dollars, unaudited)

	Nine months ended December 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(2,586,189)	$258,128
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	43,185	56,467
Amortization of intangible assets	20,561	27,462
Share of loss on equity method investments	-	100
Share-based compensation	21,725	35,856
Asset impairment and restructuring costs	1,797,854	113,250
Income tax expense (recovery)	11,587	(490)
Non-cash fair value adjustments and charges related to settlement of unsecured senior notes	325,742	(893,024)
Change in operating assets and liabilities, net of effects from purchases of businesses:
Amounts receivable	(8,197)	4,083
Inventory	(9,550)	6,702
Prepaid expenses and other assets	(6,866)	28,818
Accounts payable and accrued liabilities	(3,202)	(30,764)
Other, including non-cash foreign currency	(24,459)	(25,713)
Net cash used in operating activities	(417,809)	(419,125)
Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(6,176)	(36,620)
Purchases of intangible assets	(1,265)	(4,564)
Proceeds on sale of property, plant and equipment	10,894	25,660
Redemption of short-term investments	415,322	340,218
Net cash proceeds on sale of subsidiaries	12,432	10,324
Investment in other financial assets	(67,186)	(374,414)
Net cash outflow on acquisition of subsidiaries	(24,223)	(14,947)
Other investing activities	2,327	(16,759)
Net cash provided by (used in) investing activities	342,125	(71,102)
Cash flows from financing activities:
Proceeds from issuance of common shares and warrants	856	1,460
Proceeds from exercise of stock options	270	5,455
Repayment of long-term debt	(117,951)	(50,217)
Other financing activities	(29,096)	(3,036)
Net cash used in financing activities	(145,921)	(46,338)
Effect of exchange rate changes on cash and cash equivalents	43,731	(2,942)
Net decrease in cash and cash equivalents	(177,874)	(539,507)
Cash and cash equivalents, beginning of period	776,005	1,154,653
Cash and cash equivalents, end of period	$598,131	$615,146

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of Canadian dollars, unaudited)

	Nine months ended December 31,
	2022	2021
Supplemental disclosure of cash flow information
Cash received during the period:
Income taxes	$4,709	$993
Interest	$20,140	$10,844
Cash paid during the period:
Income taxes	$1,099	$2,641
Interest	$95,267	$83,968
Noncash investing and financing activities
Additions to property, plant and equipment	$425	$(5,145)

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

The principal activities of the Company are the production, distribution and sale of a diverse range of cannabis and cannabinoid-based products for both adult-use and medical purposes under a portfolio of distinct brands in Canada pursuant to the Cannabis Act, which came into effect on October 17, 2018 and regulates both the medical and adult-use cannabis markets in Canada. The Company has also expanded to jurisdictions outside of Canada where cannabis and/or hemp is federally permissible and regulated, and the Company, through its subsidiaries, operates in the United States, Germany, and certain other global markets. Additionally, the Company produces, distributes and sells a range of other consumer products globally, including vaporizers; beauty, skincare, wellness and sleep products; and sports nutrition beverages.

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

3. CANOPY USA

Reorganization - Creation of Canopy USA

On October 24, 2022, Canopy Growth completed a number of strategic transactions in connection with the creation of a new U.S.-domiciled holding company, Canopy USA, LLC ("Canopy USA") (the "Reorganization"). Following the implementation of the Reorganization, Canopy USA, as of October 24, 2022, holds certain U.S. cannabis investments previously held by Canopy Growth, which is expected to enable Canopy USA, following, among other things, the Meeting (as defined below) and the exercise of the Acreage Option (as defined below), including the issuance of the Fixed Shares (as defined below) to Canopy USA, to consummate the acquisitions of Acreage Holdings, Inc. ("Acreage"), Mountain High Products, LLC, Wana Wellness, LLC and The Cima Group, LLC (collectively, "Wana"), and Lemurian, Inc. ("Jetty").

Following the implementation of the Reorganization, as of October 24, 2022, Canopy USA has an ownership interest in the following assets, among others:

•
Wana - The option to acquire 100% of the membership interests of Wana (the "Wana Option"), a leading cannabis edibles brand in North America.
•
Jetty - The option to acquire 100% of the shares of Jetty (the "Jetty Option"), a California-based producer of high-quality cannabis extracts and pioneer of clean vape technology.

Canopy Growth currently retains the option to acquire the issued and outstanding Class E subordinate voting shares (the “Fixed Shares”) of Acreage (the "Acreage Option"), representing approximately 70% of the total shares of Acreage, at a fixed share exchange ratio of 0.3048 of a common share of Canopy Growth per Fixed Share. Concurrently with the closing of the acquisition of the Fixed Shares pursuant to the exercise of the Acreage Option, the Fixed Shares will be issued to Canopy USA. In addition, Canopy USA has agreed to acquire all of the issued and outstanding Class D subordinate voting shares of Acreage (the “Floating Shares”) by way of a court-approved plan of arrangement (the “Floating Share Arrangement”) in exchange for 0.45 of a common share of Canopy Growth for each Floating Share held. Acreage is a leading vertically-integrated multi-state cannabis operator, with its main operations in densely populated states across the Northeast U.S. including New Jersey and New York.

In addition, as of October 24, 2022, Canopy USA holds direct and indirect interests in the capital of TerrAscend Corp. ("TerrAscend"), a leading North American cannabis operator with vertically integrated operations and a presence in Pennsylvania, New Jersey, Michigan and California as well as licensed cultivation and processing operations in Maryland. Canopy USA's direct and indirect interests in TerrAscend includes: (i) 38,890,570 exchangeable shares in the capital of TerrAscend (the "TerrAscend Exchangeable Shares"), an option to purchase 1,072,450 TerrAscend common shares (the "TerrAscend Common Shares") for an aggregate purchase price of $1.00 (the "TerrAscend Option") and 22,474,130 TerrAscend Common Share purchase warrants previously held by Canopy Growth (the "TerrAscend Warrants"); and (ii) the debentures and loan agreement between Canopy Growth and certain TerrAscend subsidiaries.

On December 9, 2022, Canopy USA and certain limited partnerships that are controlled by Canopy USA entered into a debt settlement agreement with TerrAscend and certain of its subsidiaries whereby all of the debt obligations, including all principal and interest, were extinguished and all of the previously issued TerrAscend Warrants controlled by Canopy USA were cancelled in exchange for the issuance of 24,601,467 TerrAscend Exchangeable Shares and 22,474,130 new TerrAscend Warrants expiring on December 31, 2032. See Note 10 for further details.

Canopy USA was determined to be a variable interest entity ("VIE") pursuant to Accounting Standards Codification ("ASC") 810 - Consolidations and Canopy Growth was determined to be the primary beneficiary of Canopy USA. As a result of such determination and in accordance with ASC 810, Canopy Growth has consolidated the financial results of Canopy USA.

Ownership of U.S. Cannabis Investments

Following the implementation of the Reorganization, the shares and interests in Acreage, Wana, Jetty and TerrAscend are held, directly or indirectly, by Canopy USA, and Canopy Growth no longer holds a direct interest in any shares or interests in such entities, other than the Acreage Option. Canopy Growth holds non-voting and non-participating shares (the "Non-Voting Shares") in the capital of Canopy USA. The Non-Voting Shares do not carry voting rights, rights to receive dividends or other rights upon dissolution of Canopy USA, but are convertible into Class A common shares of Canopy USA (the “Canopy USA Common Shares”). The Company also has the right (regardless of the fact that its Non-Voting Shares are non-voting and non-participating) to appoint two members to the Canopy USA board of managers.

On October 24, 2022, Canopy USA issued 1,000,000 Canopy USA Common Shares to VCo Ventures LLC (“VCo Ventures”), a former shareholder of Jetty, in exchange for US$1,000. Agustin Huneeus Jr. is the manager of VCo Ventures. Following the closing of the investment, a wholly-owned subsidiary of the Company holds Non-Voting Shares in the capital of Canopy USA, representing approximately 99.3% of the issued and outstanding shares in Canopy USA on an as-converted basis. Canopy USA retains a call right (the “Repurchase Right”) to repurchase all shares of Canopy USA that have been issued to VCo Ventures at a price per Canopy USA Common Share equal to the greater of fair market value as determined by an appraiser appointed by Canopy USA and US$2,000 in the aggregate; provided that if the repurchase occurs prior to March 31, 2023, the Repurchase Right can be exercised at the initial subscription price. VCo Ventures has also been granted the right to appoint one member to the Canopy USA board of managers and a put right following the conversion of the Non-Voting Shares into Canopy USA Common Shares on the same terms and conditions as the Repurchase Right.

On October 24, 2022, Canopy USA and the Company also entered into an agreement with, among others, Nancy Whiteman, the controlling shareholder of Wana, whereby subsidiaries of Canopy USA agreed to pay additional consideration in order to acquire the Wana Option and the future payments owed in connection with the exercise of the Wana Option will be reduced to US$3.00 in exchange for the issuance of Canopy USA Common Shares and Canopy Growth common shares (the “Wana Amending Agreement”). In accordance with the terms of the Wana Amending Agreement, Canopy USA Common Shares and Canopy Growth common shares will be issued to the shareholders of Wana, each with a value equal to 7.5% of the fair market value of Wana as of January 1, 2023. The value of Wana and the number of Canopy USA Common Shares will be determined based on the fair market value of Wana and the Canopy USA Common Shares, respectively, as determined by an appraiser appointed by the Company and an appraiser appointed by the shareholders of Wana (and, if required, a third appraiser to be appointed by the initial two appraisers). The Canopy USA Common Shares and Canopy Growth common shares will only be issued to Ms. Whiteman, or entities controlled by Ms. Whiteman, after January 1, 2023 and only if CBG Holdings LLC (“CBG”) and Greenstar Canada Investment Limited Partnership (“Greenstar”), indirect, wholly-owned subsidiaries of Constellation Brands, Inc. (“CBI”), have converted their Canopy Growth common shares into Exchangeable Shares (as defined below). The Wana Amending Agreement may be terminated and no Canopy USA Common Shares or Canopy Growth common shares will be issued to Ms. Whiteman, or entities controlled by Ms. Whiteman in the event that CBG and Greenstar have not converted their Canopy Growth common shares into Exchangeable Shares by the later of: (i) sixty days after the Meeting; or (ii) March 31, 2023. The Canopy USA Common Shares issuable to Ms. Whiteman, or entities controlled by Ms. Whiteman, will also be subject to a repurchase right (the “Wana Repurchase Right”) to repurchase all Canopy USA Common Shares that have been issued at a price per Canopy USA Common Share equal to the greater of fair market value as determined by an appraiser and the initial subscription price multiplied by an accrued annual interest rate of 10%. As part of this agreement, Canopy USA has granted Ms. Whiteman the right to appoint one member to the Canopy USA board of managers and a put right on the same terms and conditions as the Wana Repurchase Right.

Canopy Growth and Canopy USA have also entered into a protection agreement (the "Protection Agreement") to provide for certain covenants in order to preserve the value of the Non-Voting Shares held by Canopy Growth until such time as the Non-Voting Shares are converted into Canopy USA Common Shares but does not provide Canopy Growth with the ability to direct the business, operations or activities of Canopy USA.

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

Acreage Agreements

On October 24, 2022, Canopy Growth entered into an arrangement agreement with Canopy USA and Acreage (the "Floating Share Arrangement Agreement"), pursuant to which, subject to approval of the holders of the Floating Shares and the terms and conditions of the Floating Share Arrangement Agreement, Canopy USA will acquire all of the issued and outstanding Floating Shares by way of a court-approved plan on arrangement (the "Floating Share Arrangement") in exchange for 0.45 of a Company common share for each Floating Share held. In connection with the Floating Share Arrangement Agreement, the Company has irrevocably waived the Acreage Floating Option (as defined below) existing under the Existing Acreage Arrangement Agreement.

It is expected that the Floating Share Arrangement will be effected by way of a court-approved plan of arrangement under the Business Corporations Act (British Columbia). The Floating Share Arrangement requires the approval of: (i) at least two-thirds of the votes cast by the holders of the Floating Shares; and (ii) at least a majority of the votes cast by the holders of the Floating Shares, excluding the votes cast by "interested parties" and "related parties" (as such terms are defined in Multilateral Instrument 61-101 - Protection Of Minority Security Holders In Special Transactions), at a special meeting of Acreage shareholders.

On October 24, 2022, Canopy Growth and Canopy USA entered into voting support agreements with certain of Acreage's directors, officers and consultants pursuant to which such persons have agreed, among other things, to vote their Floating Shares in favor of the Floating Share Arrangement, representing approximately 7.3% of the issued and outstanding Floating Shares.

In addition to shareholder and court approvals, the Floating Share Arrangement is subject to approval of the Amendment Proposal (as defined below) and applicable regulatory approvals including, but not limited to, Toronto Stock Exchange approval and the satisfaction of certain other closing conditions customary in transactions of this nature. Assuming timely receipt of all necessary court, shareholder, regulatory and other third-party approvals and the satisfaction of all other conditions, closing of the acquisition of Acreage is expected to occur in late 2023.

It is intended that Canopy Growth's existing option to acquire the Fixed Shares on the basis of 0.3048 of a Company common share per Fixed Share will be exercised after the Meeting in accordance with the terms of the arrangement agreement dated April 18, 2019, as amended on May 15, 2019, September 23, 2020 and November 17, 2020 (the "Existing Acreage Arrangement Agreement"). Canopy Growth will not hold any Fixed Shares or Floating Shares. Completion of the acquisition of the Fixed Shares following exercise of the option is subject to the satisfaction of certain conditions set forth in the Existing Acreage Arrangement Agreement. The acquisition of the Floating Shares pursuant to the Floating Share Arrangement is anticipated to occur immediately prior to the acquisition of the Fixed Shares pursuant to the Existing Acreage Arrangement Agreement in late 2023 such that 100% of the issued and outstanding shares of Acreage will be owned by Canopy USA on closing of the acquisition of both the Fixed Shares and the Floating Shares.

In addition, the Company entered into additional agreements related to Acreage that are described in Note 10.

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

On October 24, 2022, CBG and Greenstar entered into a voting and support agreement with Canopy Growth (the “Voting and Support Agreement”). Pursuant to the terms of the Voting and Support Agreement, CBG and Greenstar agreed, subject to the terms and conditions thereof, among other things, to vote all of the Canopy Growth common shares beneficially owned, directed or controlled, directly or indirectly, by them for the Amendment Proposal.

In the event the Amendment Proposal is approved, and subject to the conversion by CBI of their Canopy Growth common shares into Exchangeable Shares, Canopy USA is expected to exercise the Wana Option and the Jetty Option. In the event the Amendment Proposal is not approved, Canopy USA will not be permitted to exercise its rights to acquire shares of Acreage, Wana or Jetty and the Floating Share Arrangement Agreement will be terminated. In such circumstances, Canopy will retain its option to acquire the Fixed Shares under the Existing Acreage Arrangement Agreement and Canopy USA will continue to hold the Wana Option and the Jetty Option, as well as the TerrAscend Exchangeable Shares and other securities in the capital of TerrAscend. In addition, the Company is contractually required to cause Canopy USA to exercise its Repurchase Right to acquire the Canopy USA Common Shares held by the third party investors, being the Canopy USA Common Shares held by VCo Ventures.

Balance Sheet Actions

On October 24, 2022, Canopy Growth entered into agreements with certain of its lenders under its term loan credit agreement dated March 18, 2021 (the "Credit Agreement") pursuant to which Canopy Growth will tender US$187,500 of the principal amount outstanding thereunder at a discounted price of US$930 per US$1,000 or US$174,375 in the aggregate (the "Paydown"). The first payment of $117,528 (US $87,852) was made on November 10, 2022 to reduce the principal indebtedness by $126,324 (US $94,427). The second payment pursuant to the Paydown is required to be made by no later than April 17, 2023. See Note 15 for further details.

Canopy Growth also agreed with its lenders to amend certain terms of the Credit Agreement (collectively, the "Credit Agreement Amendments"). The Credit Agreement Amendments include, among other things: (i) reductions to the minimum Liquidity (as defined in the Credit Agreement) covenant to US$100,000, which is to be further reduced as payments are made in accordance with the Paydown; (ii) certain changes to the application of net proceeds from asset sales; (iii) the establishment of a new committed delayed draw term credit facility in an aggregate principal amount of US$100,000; and (iv) the elimination of the additional US$500,000 incremental term loan facility.

Relationship with CBI

In connection with the Reorganization, CBI has indicated its current intention to convert all of its common shares of the Company into Exchangeable Shares, conditional upon the approval of the Amendment Proposal. However, any decision to convert will be made by CBI in its sole discretion, and CBI is not obligated to effect any such conversion.

In connection with the foregoing, on October 24, 2022, Canopy Growth entered into a consent agreement with CBG and Greenstar (the “Consent Agreement”), pursuant to which the parties agreed, among other things, that following the conversion by CBG and Greenstar of their respective Canopy Growth common shares into Exchangeable Shares, other than the Consent Agreement and the termination rights contained therein and the 4.25% unsecured senior Canopy Growth notes due in 2023 (the "Notes") held by Greenstar, all agreements between Canopy Growth and CBI, including the Second Amended and Restated Investor Rights Agreement, dated as of April 18, 2019, by and among certain wholly-owned subsidiaries of CBI and Canopy Growth (the "Second Amended and Restated Investor Rights Agreement"), will be terminated. Pursuant to the terms of the Consent Agreement, CBG and Greenstar also agreed, among other things, that at the time of the conversion by CBG and Greenstar of their Canopy Growth common shares into Exchangeable Shares, (i) CBG will surrender the warrants held by CBG to purchase 139,745,453 common shares for cancellation for no consideration; and (ii) all nominees of CBI that are currently sitting on the board of directors of Canopy Growth (the "Board") will resign from the Board. In addition, pursuant to the Consent Agreement, Canopy Growth is contractually required to convert its Non-Voting Shares into Canopy USA Common Shares and cause Canopy USA to repurchase the Canopy USA Common Shares held by certain third-party investors in Canopy USA in the event CBG and Greenstar have not converted their respective common shares into Exchangeable Shares by the later of: (i) sixty days after the Meeting; or (ii) February 28, 2023 (the “Termination Date”). The Consent Agreement will automatically terminate on the Termination Date.

In the event that CBI does not convert its Canopy Growth common shares into Exchangeable Shares, Canopy USA will not be permitted to exercise its rights to acquire the Fixed Shares, Wana or Jetty, and the Floating Share Arrangement Agreement will be terminated. In such circumstances, Canopy Growth will retain its option to acquire the Fixed Shares under the Existing Acreage Arrangement Agreement and Canopy USA will continue to hold the Wana Option and the Jetty Option, as well as the TerrAscend Exchangeable Shares and other securities in the capital of TerrAscend. In addition, the Company is contractually required to cause Canopy USA to exercise its Repurchase Right to acquire the Canopy USA Common Shares held by the third party investors, being the Canopy USA Common Shares held by VCo Ventures.

Potential Changes to Canopy USA Structure

The Company is committed to both optimizing the value of Canopy USA and remaining in compliance with the Nasdaq Stock Market (the "Nasdaq") listing requirements. Accordingly, while Canopy Growth remains in discussions with the Nasdaq and another exchange with respect to its ongoing listing despite the consolidation of the financial results of Canopy USA with the Company’s financial results, the Company is prepared to make changes to the structure of its interest in Canopy USA such that Canopy Growth would not be required to consolidate the financial results of Canopy USA into Canopy Growth’s financial statements, which may include: (1) reducing Canopy Growth’s economic interest in Canopy USA on an as-converted basis to no greater than 90%; (2) reducing the number of managers on Canopy USA’s board of managers from four to three, including, reducing Canopy Growth’s nomination right to a single manager; (3) modifying the terms of the Protection Agreement and Canopy USA’s Limited Liability Company Agreement in order to eliminate certain negative covenants; and (4) modifying the terms of the agreements with third-party investors in Canopy USA to, among other things, eliminate their right to guaranteed returns.

4. ASSET IMPAIRMENT AND RESTRUCTURING COSTS

Three months ended June 30, 2022

In the three months ended June 30, 2022, the Company performed a quantitative goodwill impairment assessment for the cannabis operations reporting unit in the global cannabis segment, and recognized impairment losses totaling $1,725,368. Refer to Note 13 for further details. Additionally, in the three months ended June 30, 2022, the Company recognized incremental costs primarily associated with the restructuring actions completed in the year ended March 31, 2022, including the closure of certain of its Canadian production facilities, and other operational changes initiated in the three months ended March 31, 2022 to: (i) implement cultivation-related efficiencies and improvements in the Canadian adult-use cannabis business, and (ii) implement a flexible manufacturing platform, including contract manufacturing for certain product formats.

Three months ended September 30, 2022

In the three months ended September 30, 2022, the Company recorded asset impairment and restructuring costs primarily related to:

•
Impairment losses associated with the divestiture of the Company's Canadian retail operations pursuant to the OEGRC Transaction and the FOUR20 Transaction (as each term is defined below), as described in Note 28 below. In connection with this divestiture, the Company recorded write-downs of property, plant and equipment, operating licenses and brand intangible assets, right-of-use assets, and certain other assets due to the excess of their carrying values over their estimated fair values.

•
Incremental costs primarily associated with the restructuring actions completed in the year ended March 31, 2022, including the closure of certain of the Company's Canadian production facilities.
•
Goodwill impairment losses of $2,311 associated with one of the Company's reporting units (refer to Note 13 for further details) and asset impairment charges relating to certain acquired brand intangible assets.

Three months ended December 31, 2022

In the three months ended December 31, 2022, the Company recorded asset impairment and restructuring costs primarily related to:

•
Asset impairment charges totaling $10,600 relating to certain acquired brand intangible assets within our Canada cannabis segment.
•
Employee-related restructuring charges associated with actions completed in the three months ended December 31, 2022 as part of the Company's ongoing program to align general and administrative costs with business objectives, and further streamline the Company's operations.
•
Incremental impairment losses associated with the divestiture of the Company's Canadian retail operations, as described above and in Note 28, as the Company recorded write-downs of certain other assets due to the excess of their carrying values over their estimated fair values, and recognized contractual and other settlement obligations.
•
Incremental costs primarily associated with the restructuring actions completed in the year ended March 31, 2022, including the closure of certain of the Company's Canadian production facilities.

As a result, in the three and nine months ended December 31, 2022, the Company recognized asset impairment and restructuring costs of $22,259 and $1,794,212, respectively (three and nine months ended December 31, 2021 – $36,439 and $128,198, respectively).

5. CASH AND CASH EQUIVALENTS

The components of cash and cash equivalents are as follows:

	December 31,	March 31,
	2022	2022
Cash	$524,979	$470,682
Cash equivalents	73,152	305,323
	$598,131	$776,005

6. SHORT-TERM INVESTMENTS

The components of short-term investments are as follows:

	December 31,	March 31,
	2022	2022
Term deposits	$98,286	$319,092
Asset-backed securities	80,924	21,905
Government securities	-	22,253
Commercial paper and other	11,909	232,401
	$191,119	$595,651

The amortized cost of short-term investments at December 31, 2022 is $193,537 (March 31, 2022 – $599,862).

7. AMOUNTS RECEIVABLE, NET

The components of amounts receivable, net are as follows:

	December 31,	March 31,
	2022	2022
Accounts receivable, net	$85,297	$78,059
Indirect taxes receivable	7,835	7,524
Interest receivable	2,585	4,406
Other receivables	8,923	6,454
	$104,640	$96,443

Included in the accounts receivable, net balance at December 31, 2022 is an allowance for doubtful accounts of $6,477 (March 31, 2022 – $4,764).

8. INVENTORY

The components of inventory are as follows:

	December 31,	March 31,
	2022	2022
Raw materials, packaging supplies and consumables	$34,940	$26,821
Work in progress	64,483	65,245
Finished goods	114,514	112,321
	$213,937	$204,387

In the three and nine months ended December 31, 2022, the Company recorded write-downs related to inventory in cost of goods sold of $9,820 and $32,978, respectively (three and nine months ended December 31, 2021 – $11,811 and $104,662, respectively).

9. PREPAID EXPENSES AND OTHER ASSETS

The components of prepaid expenses and other assets are as follows:

	December 31,	March 31,
	2022	2022
Prepaid expenses	$28,736	$23,041
Deposits	7,740	10,145
Prepaid inventory	786	449
Other assets	14,889	19,065
	$52,151	$52,700

10. OTHER FINANCIAL ASSETS

The following table outlines changes in other financial assets. Additional details on how the fair value of significant investments is calculated are included in Note 22.

					Foreign
		Balance at			currency		Balance at
		March 31,		Fair value	translation		December 31,
Entity	Instrument	2022	Additions	changes	adjustments	Other	2022
Acreage[1]	Option	$-	$-	$37,000	$-	$-	$37,000
TerrAscend Exchangeable Shares	Exchangeable shares	229,000	51,000	(207,000)	-	-	73,000
TerrAscend Canada - October 2019	Term loan / debenture	10,280	-	(146)	-	(10,134)	-
TerrAscend Canada - March 2020	Term loan / debenture	49,890	-	(4,804)	-	(45,086)	-
Arise Bioscience	Term loan / debenture	13,343	-	(1,767)	1,268	(12,844)	-
TerrAscend - October 2019	Warrants	3,730	-	(3,372)	-	(358)	-
TerrAscend - March 2020	Warrants	60,740	-	(46,376)	-	(14,364)	-
TerrAscend - December 2020	Warrants	3,460	-	(2,246)	-	(1,214)	-
TerrAscend - December 2022	Warrants	-	33,000	(17,500)	-	-	15,500
TerrAscend	Option	6,300	-	(5,050)	-	-	1,250
Wana	Option	372,343	-	(135,405)	22,398	-	259,336
Jetty	Options	-	90,120	(9,778)	5,048	-	85,390
Acreage Hempco[1]	Debenture	28,824	-	874	2,373	(4,218)	27,853
Acreage Debt Option Premium	Option	-	38,048	-	581	-	38,629
Acreage Tax Receivable Agreement	Other	-	41,491	-	(231)	-	41,260
Other - at fair value through net income (loss)	Various	10,396	-	(1,185)	524	-	9,735
Other - classified as held for investment	Loan receivable	12,022	-	-	-	(2,588)	9,434
		$800,328	$253,659	$(396,755)	$31,961	$(90,806)	$598,387

1 See Note 29 for information regarding the Acreage Arrangement and Acreage Hempco.

For information regarding the Reorganization, see Note 3. Following the implementation of the Reorganization, Canopy USA, as of October 24, 2022, holds an ownership interest in certain U.S. cannabis investments previously held by the Company, including, among others, interests in the Floating Shares of Acreage, Wana, Jetty, and TerrAscend.

TerrAscend Arrangement

On December 9, 2022, Canopy USA and certain limited partnerships that are controlled by Canopy USA entered into a debt settlement agreement (the “TerrAscend Settlement Agreement”) with TerrAscend, TerrAscend Canada Inc. ("TerrAscend Canada") and Arise BioScience, Inc. ("Arise BioScience", together with TerrAscend and TerrAscend Canada, the "TerrAscend Entities") whereby $125,467 in aggregate loans, including accrued interest thereon, payable by certain subsidiaries of TerrAscend were extinguished and 22,474,130 TerrAscend Warrants, being all of the previously issued TerrAscend Warrants controlled by Canopy USA (the “Prior Warrants”) were cancelled in exchange for the issuance of: (i) 24,601,467 TerrAscend Exchangeable Shares at a notional price of $5.10 per TerrAscend Exchangeable Share; and (ii) 22,474,130 new TerrAscend Warrants (the "New Warrants" and, together with the TerrAscend Exchangeable Shares, the "New TerrAscend Securities") with a weighted average exercise price of $6.07 per TerrAscend Common Share and expiring on December 31, 2032 (collectively, the "TerrAscend Arrangement").

Following the issuance of the New TerrAscend Securities, Canopy USA beneficially owns: (i) 63,492,037 TerrAscend Exchangeable Shares; (ii) 22,474,130 New Warrants; and (iii) the TerrAscend Option. The TerrAscend Exchangeable Shares can be converted into TerrAscend Common Shares at Canopy USA's option, subject to the terms of the Protection Agreement.

On December 9, 2022, the estimated fair value of the financial instruments that were derecognized from these consolidated financial statements was $89,094, consisting of: (i) the aggregate term loans or debentures that were extinguished, including accrued interest, with an estimated fair value of $72,191; and (ii) the Prior Warrants that were cancelled, with an estimated fair value of $16,903. Changes in the estimated fair value of these financial instruments up to December 9, 2022 were recorded in other income (expense), net. On December 9, 2022, the estimated fair value of the financial instruments that were received from the TerrAscend Entities was $84,000, consisting of: (i) 24,601,467 TerrAscend Exchangeable Shares with an estimated fair value of $51,000; and (ii) the New Warrants, with an estimated fair value of $33,000. Changes in estimated fair value of these financial instruments from initial recognition to December 31, 2022 were recorded in other income (expense), net. See Note 22 for additional details on how the fair value of all TerrAscend financial instruments are calculated on a recurring basis. The loss of $5,094 resulting from the difference, on December 9, 2022, between the carrying amounts of the derecognized financial instruments and the fair value of the financial assets received, was also recorded in other income (expense), net.

See Note 3 for information regarding the Reorganization. Following the implementation of the Reorganization, as of October 24, 2022, Canopy USA holds certain U.S. cannabis investments previously held by the Company, including the aforementioned direct and indirect interests in the capital of TerrAscend.

Jetty

On May 17, 2022, the Company and Jetty entered into definitive agreements (the “Jetty Agreements”) providing the Company with the right to acquire up to 100% of the outstanding equity interests in Jetty (i) upon the occurrence of changes in U.S. federal law to permit the general cultivation, distribution, and possession of marijuana, or to remove the regulation of such activities from the federal laws of the United States; or (ii) an earlier date at the Company’s sole discretion (the “Jetty Triggering Event”).

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

At December 31, 2022, the estimated fair value of the Jetty financial instruments was $85,390, with the change in estimated fair value from initial recognition recorded in other income (expense), net. See Note 22 for additional details on how the fair value of the Jetty financial instruments is calculated on a recurring basis.

See Note 3 for information regarding the Reorganization. Following the implementation of the Reorganization, Canopy USA, as of October 24, 2022, holds certain U.S. cannabis investments previously held by the Company, which is expected to enable Canopy USA, following, among other things, the Meeting and the exercise of the Acreage Option, including the issuance of the Fixed Shares to Canopy USA, to consummate the acquisitions of Acreage, Wana, and Jetty.

Until such time as the Company or Canopy USA (as applicable) elects to exercise its rights to acquire Jetty and the Company converts the Non-Voting Shares into Canopy USA Common Shares, the Company will have no direct or indirect economic or voting interests in Jetty, the Company will not directly or indirectly control Jetty, and the Company and Jetty will continue to operate independently of one another.

Acreage-Related Agreements

Tax Receivable Agreement

On October 24, 2022, the Company and Canopy USA entered into a third amendment to the tax receivable agreement (the "Amended TRA") with, among others, certain current or former unitholders (the "Holders") of High Street Capital Partners, LLC, a subsidiary of Acreage ("HSCP"), pursuant to HSCP's amended tax receivable agreement (the "TRA") and related tax receivable bonus plans with Acreage. Pursuant to the Amended TRA, the Company, on behalf of Canopy USA, agreed to issue common shares of the Company with a fair value of US$30,441 to certain Holders as consideration for the assignment of such Holder's rights under the TRA to Canopy USA. As a result of the Amended TRA, Canopy USA is the sole member and beneficiary under the TRA.

In connection with the foregoing, the Company issued 5,648,927 common shares with a value of $20,630 (US$15,220) to certain Holders on November 4, 2022 as the first installment under the Amended TRA with the second payment of approximately US$15,220 in common shares of the Company to occur on the earlier of: (a) the second business day following the date on which the shareholders of Acreage approve the Floating Share Arrangement; or (b) April 24, 2023. Accordingly, as the second payment pursuant to the Amended TRA is not contingent upon any condition, a liability has been recorded in the amount of $20,630 (see Note 16).

The aggregate amount of $41,491 paid, or to be paid, by the Company in common shares in relation to the assignment of rights in favor of Canopy USA in accordance with the Amended TRA represents a financial instrument that has been recorded at cost upon initial recognition.

The Company, on behalf of Canopy USA, also agreed to issue common shares of the Company with a value of approximately US$19,559 to certain eligible participants pursuant to HSCP’s existing tax receivable bonus plans to be issued immediately prior to completion of the Floating Share Arrangement. No accounting recognition was given to this payment in the three months ended December 31, 2022 as such payment is contingent upon the completion of the Floating Share Arrangement or, if the Floating Share Arrangement is not completed, upon the closing of the acquisition of the Fixed Shares under the Existing Acreage Arrangement Agreement.

Acreage Debt Option Premium

On November 15, 2022, a wholly-owned subsidiary of Canopy Growth (the "Acreage Debt Optionholder") and Acreage's existing lenders (the "Lenders") entered into an option agreement, which superseded the letter agreement dated October 24, 2022 between the parties, pursuant to which the Acreage Debt Optionholder was granted the right to purchase the outstanding principal, including all accrued and unpaid interest thereon, of Acreage’s debt, being an amount up to US$150,000 (the "Acreage Debt") from the Lenders in exchange for an option premium payment of $38,048 (US$28,500) (the "Option Premium"), which was deposited into an escrow account on November 17, 2022. The Acreage Debt Optionholder has the right to exercise the option at its discretion, and if the option is exercised, the Option Premium will be used to reduce the purchase price to be paid for the outstanding Acreage Debt. In the event that Acreage repays the Acreage Debt on or prior to maturity, the Option Premium will be returned to the Acreage Debt Optionholder. In the event that Acreage defaults on the Acreage Debt and the Acreage Debt Optionholder does not exercise its option to acquire the Acreage Debt, the Option Premium will be released to the Lenders.

The Option Premium represents a financial instrument that has been recorded at cost upon initial recognition.

11. PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment are as follows:

	December 31,	March 31,
	2022	2022
Buildings and greenhouses	$752,177	$766,931
Production and warehouse equipment	140,975	159,314
Leasehold improvements	24,323	69,304
Office and lab equipment	24,263	29,879
Computer equipment	18,060	22,293
Land	17,395	18,917
Right-of-use-assets
Buildings and greenhouses	74,153	89,228
Production and warehouse equipment	27	55
Assets in process	12,712	19,771
	1,064,085	1,175,692
Less: Accumulated depreciation	(190,056)	(232,912)
	$874,029	$942,780

Depreciation expense included in cost of goods sold for the three and nine months ended December 31, 2022 is $12,033 and $34,423, respectively (three and nine months ended December 31, 2021 – $13,813 and $38,663, respectively). Depreciation expense included in selling, general and administrative expenses for the three and nine months ended December 31, 2022 is $1,544 and $8,762, respectively (three and nine months ended December 31, 2021 – $5,546 and $17,804, respectively).

12. INTANGIBLE ASSETS

The components of intangible assets are as follows:

	December 31, 2022		March 31, 2022
	Gross	Net	Gross	Net
	Carrying	Carrying	Carrying	Carrying
	Amount	Amount	Amount	Amount
Finite lived intangible assets
Intellectual property	$141,488	$89,758	$138,170	$97,638
Distribution channel	72,799	22,045	72,642	24,834
Operating licenses	24,400	19,762	24,400	22,052
Software and domain names	36,464	15,221	29,822	14,206
Brands	5,620	3,128	5,547	3,680
Amortizable intangibles in process	842	842	5,476	5,476
Total	$281,613	$150,756	$276,057	$167,886

Indefinite lived intangible assets
Acquired brands		$62,774		$74,809
Operating licenses		-		10,000
Total intangible assets		$213,530		$252,695

Amortization expense included in cost of goods sold for the three and nine months ended December 31, 2022 is $16 and $45, respectively (three and nine months ended December 31, 2021 – $19 and $62, respectively). Amortization expense included in selling, general and administrative expenses for the three and nine months ended December 31, 2022 is $7,009 and $20,516, respectively (three and nine months ended December 31, 2021 – $10,639 and $27,400, respectively).

13. GOODWILL

The changes in the carrying amount of goodwill are as follows:

Balance, March 31, 2021	$1,889,354
Purchase accounting allocations	105,323
Disposal of consolidated entities	(58,786)
Impairment losses	(40,748)
Foreign currency translation adjustments	(28,640)
Balance, March 31, 2022	$1,866,503
Disposal of consolidated entities	(227)
Impairment losses	(1,727,679)
Foreign currency translation adjustments	3,479
Balance, December 31, 2022	$142,076

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

While the Company changed its reportable segments in the three months ended September 30, 2022 (refer to Note 30), there were no changes to the composition of the Company's reporting units to which goodwill remains assigned at September 30, 2022. In the three months ended September 30, 2022, the Company determined there to be indicators of impairment for one of its other reporting units as slower growth rates resulted in updated long-term financial forecasts indicating lower forecasted revenue and cash flow generation. As a result, the Company performed a quantitative interim goodwill impairment test for the reporting unit as of September 30, 2022 and concluded that the carrying value of the reporting unit was higher than its estimated fair value, as determined using the income valuation method. The Company recognized a goodwill impairment loss totaling $2,311 in the three months ended September 30, 2022, representing the entirety of the goodwill assigned to the reporting unit.

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

The Company does not believe that an event occurred or circumstances changed during the three months ended December 31, 2022 that would, more likely than not, reduce the fair values of the remaining reporting units below their carrying values. Therefore, the Company concluded that the quantitative goodwill impairment assessment was not required for the remaining reporting units at December 31, 2022. The carrying value of goodwill associated with all other reporting units was $142,076 at December 31, 2022.

The Company is required to perform its next annual goodwill impairment analysis on March 31, 2023, or earlier should there be an event that occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

14. OTHER ACCRUED EXPENSES AND LIABILITIES

The components of other accrued expenses and liabilities are as follows:

	December 31,	March 31,
	2022	2022
Employee compensation	$29,213	$24,873
Inventory	951	10,096
Professional fees	6,891	7,640
Taxes and government fees	8,541	7,144
Other	30,389	25,525
	$75,985	$75,278

15. DEBT

The components of debt are as follows:

		December 31,	March 31,
	Maturity Date	2022	2022
Unsecured senior notes at 4.25% interest with semi-annual interest payments	July 15, 2023
Principal amount		$337,380	$600,000
Accrued interest		6,731	5,958
Non-credit risk fair value adjustment		19,062	7,140
Credit risk fair value adjustment		(37,618)	(49,140)
		325,555	563,958
Convertible debentures	September 10, 2025	30,867	32,858
Accretion debentures	September 10, 2025	8,506	7,720
Credit facility	March 18, 2026	838,407	893,647
Other revolving debt facility, loan, and financings		2,266	2,808
		1,205,601	1,500,991
Less: current portion		(455,483)	(9,296)
Long-term portion		$750,118	$1,491,695

Credit Facility

On March 18, 2021, the Company entered into the Credit Agreement providing for a five-year, first lien senior secured term loan facility in an aggregate principal amount of US$750,000 (the “Credit Facility”). The Company had the ability to obtain up to an additional US$500,000 of incremental senior secured debt pursuant to the Credit Agreement. As described in Note 3, in connection with the balance sheet actions completed as part of the creation of Canopy USA, the Company entered into agreements with certain of its lenders under the Credit Agreement to complete the Paydown, which will result in the Company tendering US$187,500 of principal amount outstanding thereunder at a discounted price of US$930 per US$1,000 or US$174,375 in the aggregate. The first payment in the amount of $117,528 (US$87,852), representing an aggregate principal payment amount of $126,324 (US$94,427) was made on November 10, 2022, and the second payment pursuant to the Paydown is to be made no later than April 17, 2023. The Company also agreed to the Credit Agreement Amendments which, among other things, resulted in: (i) reductions to the minimum Liquidity (as defined in the Credit Agreement) covenant to US$100,000, which is to be further reduced as payments are made in accordance with the Paydown; (ii) certain changes to the application of net proceeds from asset sales; (iii) the establishment of a new committed delayed draw term credit facility in an aggregate principal amount of US$100,000; and (iv) the elimination of the additional US$500,000 incremental term loan facility.

The Credit Facility has no principal payments, matures on March 18, 2026, has a coupon of LIBOR plus 8.50% and is subject to a LIBOR floor of 1.00%. In the event that LIBOR can no longer be adequately ascertained or is no longer available, an alternative rate as permitted under the Credit Agreement will be used. The Company’s obligations under the Credit Facility are guaranteed by material wholly-owned Canadian and U.S. subsidiaries of the Company. The Credit Facility is secured by substantially all of these assets, including material real property, of the borrowers and each of the guarantors. The Credit Agreement contains representations and warranties, and affirmative and negative covenants, including a financial covenant requiring minimum liquidity of US$200,000 at the end of each fiscal quarter; however, as noted above, as a result of the Credit Agreement Amendments, such minimum liquidity covenant has been reduced to US$100,000, which is to be reduced as payments are made in accordance with the Paydown.

The proceeds from the Credit Facility were $893,160, and the carrying amount is reflected net of financing costs.

Unsecured Senior Notes

On June 20, 2018, the Company issued the Notes with an aggregate principal amount of $600,000. The Notes bear interest at a rate of 4.25% per annum, payable semi-annually on January 15th and July 15th of each year commencing from January 15, 2019. The Notes will mature on July 15, 2023. The Notes are subordinated in right of payment to any existing and future senior indebtedness. The Notes will rank senior in right of payment to any future subordinated borrowings. The Notes are effectively junior to any secured indebtedness and the Notes are structurally subordinated to all indebtedness and other liabilities of the Company’s subsidiaries.

On June 29, 2022 and June 30, 2022, the Company entered into privately negotiated exchange agreements (the “Exchange Agreements”) with a limited number of holders of the Notes including Greenstar (collectively, the “Noteholders”). Pursuant to the Exchange Agreements, the Company agreed to acquire and cancel approximately $262,620 of aggregate principal amount of the Notes from the Noteholders (the “Exchange Transaction”) for an aggregate purchase price (excluding $5,383 paid to the Noteholders in cash for accrued and unpaid interest) of $259,994 (the “Purchase Price”), which was payable in the Company’s common shares.

On the initial closings, 35,662,420 common shares were to be issued to the Noteholders, other than Greenstar, based on a price equal to US$3.50 per common share, which was the closing price of the common shares on the Nasdaq Global Select Market on June 29, 2022. The Company satisfied the Purchase Price as follows:

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
•
On the final closing on July 18, 2022 (the “Final Closing”), 11,896,536 common shares were issued to Noteholders other than Greenstar, based on the volume-weighted average trading price of the common shares on the Nasdaq Global Select Market for the 10 consecutive trading days beginning on, and including, June 30, 2022, being US$2.6245 (the “Averaging Price”).
•
In addition, on the Final Closing on July 18, 2022, 29,245,456 common shares were issued to Greenstar based on a price per common share equal to the Averaging Price. Pursuant to the Exchange Transaction, the Company agreed to acquire and cancel $100,000 in aggregate principal amount, which was recorded at a fair value of $98,078 upon acquisition and cancellation. Prior to the completion of the Exchange Transaction, Greenstar held $200,000 in aggregate principal amount of the Notes.

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

The Noteholders may redeem the Notes at their option at any time from January 15, 2023 to the maturity date for cash. In addition, the holder has the right to redeem the Notes from September 30, 2018 to January 15, 2023, if (i) the market price of the Company’s common shares for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day, (ii) during the 5 business day period after any consecutive 5 trading day period (the “Measurement Period”) in which the trading price per $1 principal amount of the Notes for each trading day in the Measurement Period was less than 98% of the product of the last reported sales price of the Company’s common shares and the conversion rate on each such trading day, (iii) the Notes are called for redemption or (iv) upon occurrence of certain corporate events (a “Fundamental Change”). A Fundamental Change occurred upon completion of the investment by the CBI and its affiliates (together, the “CBI Group”) in the Company in November 2018, and no holders of Notes surrendered any portion of their Notes in connection therewith.

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

The Notes were initially recognized at fair value on the balance sheet and continue to be recorded at fair value. All subsequent changes in fair value, excluding the impact of the change in fair value related to the Company’s own credit risk, are recorded in other income (expense), net. The changes in fair value related to the Company’s own credit risk are recorded through other comprehensive income (loss). During the three and nine months ended December 31, 2022, the Company acquired and cancelled an aggregate principal amount of Notes of $nil and $262,620, respectively, which resulted in a release of accumulated other comprehensive income into other income (expense), net for the three and nine months ended December 31, 2022 of $nil and $44,370, respectively. The related tax impact of $nil and $14,862 for the three and nine months ended December 31, 2022, respectively, associated with the aggregate principal amount acquired and cancelled was also released from accumulated other comprehensive income into income tax expense. Refer to Note 20.

In connection with the Exchange Transaction, in the three months ended June 30, 2022, the Company recognized a derivative liability of $26,594 in connection with the incremental common shares that were potentially issuable to Noteholders, other than Greenstar, as at June 30, 2022 at the Averaging Price on the Final Closing. The derivative liability, and associated fair value changes in the three and nine months ended December 31, 2022, were recorded through other income (expense), net. The derivative liability with a fair value of $39,896 was derecognized upon Final Closing on July 18, 2022.

The overall change in fair value of the Notes during the three and nine months ended December 31, 2022, was an increase of $4,427 and a decrease of $238,403, respectively (three and nine months ended December 31, 2021, a decrease of $16,806 and a decrease of $120,372, respectively), which included contractual interest of $3,583 and $13,370, respectively (three and nine months ended December 31, 2021 – $6,444 and $19,128, respectively) and principal redemption of $nil and $262,620, respectively. Upon redemption, the principal redeemed during the three and nine months ended December 31, 2022 had a fair value of $nil and $225,369, respectively. Refer to Note 22 for additional details on how the fair value of the Notes is calculated.

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

16. OTHER LIABILITIES

The components of other liabilities are as follows:

	As at December 31, 2022			As at March 31, 2022
	Current	Long-term	Total	Current	Long-term	Total
Lease liabilities	$35,537	$83,167	$118,704	$38,035	$101,125	$139,160
Acquisition consideration and other investment related liabilities	7,908	47,169	55,077	4,020	77,834	81,854
Refund liability	2,937	-	2,937	3,437	-	3,437
Settlement liabilities and other	37,752	11,555	49,307	18,562	11,090	29,652
	$84,134	$141,891	$226,025	$64,054	$190,049	$254,103

The estimated deferred payments associated with the Wana financial instrument within acquisition consideration and other investment related liabilities at December 31, 2022 is $39,307 (March 31, 2022 – $70,066).

In connection with the second installment payable by the Company, on behalf of Canopy USA, pursuant to the Amended TRA, as described in Note 10, a liability has been recorded at December 31, 2022 in the amount of $20,630 in settlement liabilities and other.

17. REDEEMABLE NONCONTROLLING INTEREST

The net changes in the redeemable noncontrolling interests are as follows:

	Vert Mirabel	BioSteel	Total
As at March 31, 2022	$1,000	$35,200	$36,200
Net income (loss) attributable to redeemable noncontrolling interest	508	(18,316)	(17,808)
Adjustments to redemption amount	(508)	20,874	20,366
Redemption of redeemable noncontrolling interest	-	(27,350)	(27,350)
As at December 31, 2022	$1,000	$10,408	$11,408

	Vert Mirabel	BioSteel	Total
As at March 31, 2021	$11,500	$123,800	$135,300
Net income (loss) attributable to redeemable noncontrolling interest	(2,401)	(10,699)	(13,100)
Adjustments to redemption amount	2,401	(50,792)	(48,391)
Redemption of redeemable noncontrolling interest		(5,109)	(5,109)
As at December 31, 2021	$11,500	$57,200	$68,700

18. SHARE CAPITAL

CANOPY GROWTH

Authorized

An unlimited number of common shares.

(i) Equity financings

There were no equity financings during the nine months ended December 31, 2022 (nine months ended December 31, 2021 - none).

(ii) Other issuances of common shares

During the nine months ended December 31, 2022, the Company issued the following common shares, net of share issuance costs, as a result of business combinations, milestones being met, and other equity-settled transactions:

	Number of common shares	Share capital	Share based reserve
Jetty Agreements	8,426,539	$59,013	$-
HSCP Holders pursuant to Amended TRA	5,648,927	20,630	-
Completion of acquisition milestones	222,421	1,379	(1,379)
Other issuances	237,802	1,209	(353)
Total	14,535,689	$82,231	$(1,732)

For the three and nine months ended December 31, 2022, the Company also issued 8,692,128 common shares with a value of $26,506 relating to its redemption of the redeemable noncontrolling interest in BioSteel. The redemption increases the Company's interest in BioSteel from 78.6% to 90.3%.

During the nine months ended December 31, 2021, the Company issued the following common shares, net of share issuance costs, as a result of business combinations, milestones being met, and other equity-settled transactions:

	Number of common shares	Share capital	Share based reserve
Acquisition of Supreme Cannabis	9,013,400	$260,668	$-
Completion of acquisition milestones	1,295,285	29,276	(29,721)
Other issuances	351,252	6,630	(405)
Total	10,659,937	$296,574	$(30,126)

(iii) Warrants

	Number of whole warrants	Average exercise price	Warrant value
Balance outstanding at March 31, 2022[1]	128,193,047	$58.04	$2,581,788
Expiry of warrants	-	-	-
Balance outstanding at December 31, 2022[1]	128,193,047	$58.04	$2,581,788

1 This balance excludes the Tranche C Warrants (as defined below), which represent a derivative liability and have nominal value. See Note 29.

	Number of whole warrants	Average exercise price	Warrant value
Balance outstanding at March 31, 2021[1]	127,073,136	$58.33	$2,568,438
Supreme Cannabis warrants	1,265,742	25.61	13,350
Expiry of warrants	(145,831)	32.61	-
Balance outstanding at December 31, 2021[1]	128,193,047	$58.04	$2,581,788

1 This balance excludes the Tranche C Warrants, which represent a derivative liability and have nominal value. See Note 29.

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

The maximum number of common shares reserved for Awards is 49,489,139 at December 31, 2022. As of December 31, 2022, the only Awards issued have been Options, RSUs and PSUs under the Omnibus Plan.

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

Under the Company’s Employee Share Purchase Plan (the “Purchase Plan”) the aggregate number of common shares that may be issued is 600,000, and the maximum number of common shares which may be issued in any one fiscal year shall not exceed 300,000. For the three and nine months ended December 31, 2022, nil and 237,802 common shares were issued under the Purchase Plan (three and nine months ended December 31, 2021 – nil and 61,103).

The following is a summary of the changes in the Options outstanding during the nine months ended December 31, 2022:

	Options issued	Weighted average exercise price
Balance outstanding at March 31, 2022	16,782,962	$33.89
Options granted	4,651,176	4.94
Options exercised	(76,929)	3.41
Options forfeited	(6,058,172)	29.37
Balance outstanding at December 31, 2022	15,299,037	$27.07

The following is a summary of the Options outstanding as at December 31, 2022:

	Options Outstanding		Options Exercisable
		Weighted Average		Weighted Average
		Remaining		Remaining
	Outstanding at	Contractual Life	Exercisable at	Contractual Life
Range of Exercise Prices	December 31, 2022	(years)	December 31, 2022	(years)
$0.06 - $24.62	6,083,908	4.83	1,369,076	2.77
$24.63 - $33.53	3,281,232	2.58	2,033,996	2.24
$33.54 - $36.80	1,569,568	1.94	1,569,568	1.94
$36.81 - $42.84	1,800,926	2.05	1,794,649	2.02
$42.85 - $67.64	2,563,403	2.10	2,563,403	2.10
	15,299,037	3.27	9,330,692	2.19

At December 31, 2022, the weighted average exercise price of Options outstanding and Options exercisable was $27.07 and $37.46, respectively (March 31, 2022 – $33.89 and $38.33, respectively).

The Company recorded $1,790 and $5,175 in share-based compensation expense related to Options and Purchase Plan shares issued to employees and contractors for the three and nine months ended December 31, 2022, respectively (three and nine months ended December 31, 2021 – $3,696 and $22,038, respectively). The share-based compensation expense for the nine months ended December 31, 2022, includes an amount related to 1,078,748 Options being provided in exchange for services which are subject to performance conditions (for the nine months ended December 31, 2021 – 1,559,413).

During the three months ended June 30, 2021, the Company issued replacement options to employees in relation to the acquisition of Supreme Cannabis and recorded share-based compensation expense of $823.

The Company uses the Black-Scholes option pricing model to establish the fair value of Options granted during the three months ended December 31, 2022 and 2021, on their measurement date by applying the following assumptions:

	December 31,	December 31,
	2022	2021
Risk-free interest rate	3.47%	1.21%
Expected life of options (years)	3 - 5	3 - 5
Expected volatility	82%	75%
Expected forfeiture rate	20%	18%
Expected dividend yield	nil	nil
Black-Scholes value of each option	$3.34	$7.55

Volatility was estimated by using the historical volatility of the Company. The expected life in years represents the period of time that Options granted are expected to be outstanding. The risk-free rate was based on zero coupon Canada government bonds with a remaining term equal to the expected life of the Options.

During the nine months ended December 31, 2022, 76,929 Options were exercised ranging in price from $0.06 to $8.18 for gross proceeds of $271 (for the nine months ended December 31, 2021 – 421,476 Options were exercised ranging in price from $0.06 to $36.34 for gross proceeds of $5,455).

For the three and nine months ended December 31, 2022, the Company recorded $4,265 and $15,718, respectively, in share-based compensation expense related to RSUs and PSUs (for the three and nine months ended December 31, 2021 – $1,950 and $7,935, respectively).

The following is a summary of the changes in the Company’s RSUs and PSUs during the nine months ended December 31, 2022:

Number of RSUs and PSUs
Balance outstanding at March 31, 2022	3,477,292
RSUs and PSUs granted	3,128,198
RSUs and PSUs released	(359,628)
RSUs and PSUs cancelled and forfeited	(1,925,026)
Balance outstanding at December 31, 2022	4,320,836

During the three and nine months ended December 31, 2022, the Company recorded $nil in share-based compensation expense related to acquisition milestones (for the three and nine months ended December 31, 2021 – $971 and $4,376, respectively).

During the three and nine months ended December 31, 2022, 222,421 common shares were released on completion of acquisition milestones (during the three and nine months ended December 31, 2021 – 419,884 and 1,295,285, respectively). At December 31, 2022, there were up to 125,489 common shares to be issued on the completion of acquisition and asset purchase milestones. In certain cases, the number of common shares to be issued is based on the volume weighted average share price at the time the milestones are met. The number of common shares has been estimated assuming the milestones were met at December 31, 2022.

BioSteel share-based payments

On October 1, 2019, the Company purchased 72% of the outstanding shares of BioSteel Sports Nutrition Inc. (“BioSteel”). BioSteel has a stock option plan under which non-transferable options to purchase common shares of BioSteel may be granted to directors, officers, employees, or independent contractors of the BioSteel. As at December 31, 2022, BioSteel had 924,719 (March 31, 2022 – 1,565,300) options outstanding which vest in equal tranches over a 5-year period. In determining the amount of share-based compensation related to these options, BioSteel used the Black-Scholes option pricing model to establish the fair value of options on their measurement date. The Company recorded $373 and $832 of share-based compensation expense related to the BioSteel options during the three and nine months ended December 31, 2022, respectively, (three and nine months ended December 31, 2021 – $160 and $684, respectively).

20. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income includes the following components:

	Foreign currency translation adjustments	Changes of own credit risk of financial liabilities	Accumulated other comprehensive income (loss)
As at March 31, 2022	$(57,468)	$15,186	$(42,282)
Settlement of unsecured senior notes, net of tax	-	(29,507)	(29,507)
Other comprehensive income	24,694	32,847	57,541
As at December 31, 2022	$(32,774)	$18,526	$(14,248)

	Foreign currency translation adjustments	Changes of own credit risk of financial liabilities	Accumulated other comprehensive income (loss)
As at March 31, 2021	$(28,246)	$(5,994)	$(34,240)
Other comprehensive (loss) income	(18,767)	26,280	7,513
As at December 31, 2021	$(47,013)	$20,286	$(26,727)

21. NONCONTROLLING INTERESTS

The net change in the noncontrolling interests is as follows:

	Vert Mirabel	BioSteel	Other	Total
As at March 31, 2022	$-	$2,497	$1,844	$4,341
Comprehensive income (loss)	508	(18,316)	(1,844)	(19,652)
Net (income) loss attributable to redeemable noncontrolling interest	(508)	18,316	-	17,808
Share-based compensation	-	495	-	495
Ownership changes	-	(1,552)	1,356	(196)
As at December 31, 2022	$-	$1,440	$1,356	$2,796

	Vert Mirabel	BioSteel	Other non- material interests	Total
As at March 31, 2021	$-	$1,658	$3,051	$4,709
Comprehensive loss	(2,401)	(10,699)	(1,207)	(14,307)
Net loss attributable to redeemable noncontrolling interest	2,401	10,699	-	13,100
Share-based compensation	-	684	-	684
As at December 31, 2021	$-	$2,342	$1,844	$4,186

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

The following table represents our financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair value measurement using
	Quoted	Significant
	prices in	other	Significant
	active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2022
Assets:
Short-term investments	$191,119	$-	$-	$191,119
Restricted short-term investments	12,932	-	-	12,932
Other financial assets	251	-	508,813	509,064
Liabilities:
Unsecured senior notes	-	325,555	-	325,555
Warrant derivative liability	-	-	668	668
Other liabilities	-	-	43,102	43,102

March 31, 2022
Assets:
Short-term investments	$595,651	$-	$-	$595,651
Restricted short-term investments	12,216	-	-	12,216
Other financial assets	490	-	787,816	788,306
Liabilities:
Unsecured senior notes	-	563,958	-	563,958
Liability arising from Acreage Arrangement	-	-	47,000	47,000
Warrant derivative liability	-	-	26,920	26,920
Other liabilities	-	-	70,066	70,066

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

The following table summarizes the valuation techniques and significant unobservable inputs in the fair value measurement of significant level 3 financial instruments:

Financial asset / financial liability	Valuation techniques	Significant unobservable inputs	Relationship of unobservable inputs to fair value
Acreage financial instrument	Probability weighted expected return model	Probability of each scenario	Change in probability of occurrence in each scenario will result in a change in fair value
		Number of common shares to be issued	Increase or decrease in value and number of common shares will result in a decrease or increase in fair value
		Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
		Estimated premium on US legalization	Increase or decrease in estimated premium on US legalization will result in an increase or decrease in fair value
		Control premium	Increase or decrease in estimated control premium will result in an increase or decrease in fair value
		Market access premium	Increase or decrease in estimated market access premium will result in an increase or decrease in fair value
TerrAscend Exchangeable Shares, TerrAscend Option	Put option pricing model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
Hempco Debenture	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
TerrAscend warrants - December 2022	Black-Sholes option pricing model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
Wana financial instrument - Call	Discounted cash flow	Expected future Wana cash flows	Increase or decrease in expected future Wana cash flows will result in an increase or decrease in fair value
Option		Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
Wana financial instrument - Deferred Payments	Monte Carlo simulation model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
		Volatility of Wana equity	Increase or decrease in volatility will result in an increase or decrease in fair value
Jetty financial instrument -	Discounted cash flow	Expected future Jetty cash flows	Increase or decrease in expected future Jetty cash flows will result in an increase or decrease in fair value
Call Option		Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value

Jetty financial instrument - Deferred	Monte Carlo simulation model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
Payments		Volatility of Jetty equity and revenue	Increase or decrease in volatility will result in an increase or decrease in fair value
Warrant derivative liability	Monte Carlo simulation model	Volatility of Canopy Growth share price	Increase or decrease in volatility will result in an increase or decrease in fair value
BioSteel redeemable noncontrolling interest	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
		Expected future BioSteel cash flows	Increase or decrease in expected future BioSteel cash flows will result in an increase or decrease in fair value
Vert Mirabel redeemable	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
noncontrolling interest		Future wholesale price and production levels	Increase or decrease in future wholesale price and production levels will result in an increase or decrease in fair value

23. REVENUE

Revenue is disaggregated as follows:

	Three months ended		Nine months ended
	December 31,	December 31,	December 31,	December 31,
	2022	2021	2022	2021
Canada cannabis
Canadian adult-use cannabis
Business-to-business[1]	$21,522	$33,282	$73,379	$117,902
Business-to-consumer	11,036	14,477	36,243	48,473
	32,558	47,759	109,622	166,375
Canadian medical cannabis[2]	14,059	12,919	41,714	39,504
	$46,617	$60,678	$151,336	$205,879

Rest-of-world cannabis
C3	-	9,675	-	33,005
Other rest-of-world cannabis	5,846	12,624	30,179	32,357
	$5,846	$22,299	$30,179	$65,362

Storz & Bickel	$20,214	$25,205	$49,351	$63,786
BioSteel	$16,363	$16,974	$64,173	$31,147
This Works	$8,289	$10,730	$20,677	$26,308
Other	3,884	5,086	13,475	16,073

Net revenue	$101,213	$140,972	$329,191	$408,555

1Canadian adult-use business-to-business net revenue during the three and nine months ended December 31, 2022 reflects excise taxes of $10,797 and $33,754, respectively (three and nine months ended December 31, 2021 – $12,754 and $43,501, respectively).

2Canadian medical cannabis net revenue for the three and nine months ended December 31, 2022 reflects excise taxes of $1,339 and $3,625, respectively (three and nine months ended December 31, 2021 – $1,298 and $4,039, respectively).

The Company recognizes variable consideration related to estimated future product returns and price adjustments as a reduction of the transaction price at the time revenue for the corresponding product sale is recognized. Net revenue reflects actual returns and variable consideration related to estimated returns and price adjustments in the amount of $8,869 and $15,345 for the three and nine months ended December 31, 2022, respectively (three and nine months ended December 31, 2021 – $3,726 and $12,375, respectively). As of December 31, 2022, the liability for estimated returns and price adjustments was $2,937 (March 31, 2022 – $3,437).

24. OTHER INCOME (EXPENSE), NET

Other income (expense), net is disaggregated as follows:

	Three months ended		Nine months ended
	December 31,	December 31,	December 31,	December 31,
	2022	2021	2022	2021
Fair value changes on other financial assets	$(95,815)	$(68,666)	$(396,755)	$(263,946)
Fair value changes on liability arising from Acreage Arrangement	-	59,000	47,000	497,000
Fair value changes on unsecured senior notes	(8,964)	606	(32,365)	81,342
Fair value changes on warrant derivative liability	23	67,282	26,252	578,084
Fair value changes on acquisition related contingent consideration and other	1,762	712	25,902	544
Gain (loss) and charges related to settlement of debt	8,912	-	4,224	-
Interest income	7,048	1,575	15,922	6,977
Interest expense	(33,288)	(26,408)	(90,660)	(77,618)
Foreign currency gain (loss)	2,966	990	(8,828)	2,902
Gain (loss) on disposal/acquisition of consolidated entity	4,142	-	6,223	(1,653)
Other income (expense), net	(126)	(809)	(3,677)	(12,863)
	$(113,340)	$34,282	$(406,762)	$810,769

25. INCOME TAXES

There have been no material changes to income tax matters in connection with normal course operations during the nine months ended December 31, 2022.

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

26. EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share are calculated using the following numerators and denominators:

	Three months ended		Nine months ended
	December 31,	December 31,	December 31,	December 31,
	2022	2021	2022	2021
Basic (loss) earnings per share computation
Net (loss) income attributable to common shareholders of Canopy Growth	$(261,583)	$(108,925)	$(2,566,537)	$272,435
Weighted average number of common shares outstanding	486,112,598	393,818,282	453,237,882	390,423,083
Basic (loss) earnings per share	$(0.54)	$(0.28)	$(5.66)	$0.70

Diluted (loss) earnings per share computation
Net (loss) income used in the computation of basic (loss) earnings per share	$(261,583)	$(108,925)	$(2,566,537)	$272,435
Numerator adjustments for diluted (loss) earnings per share:
Adjustment to net loss attributable to noncontrolling interests and redeemable noncontrolling interest	-	-	-	(13,100)
Removal of fair value changes on unsecured senior notes	-	-	-	(81,342)
Net (loss) income used in the computation of diluted (loss) earnings per share	$(261,583)	$(108,925)	$(2,566,537)	$177,993

Weighted average number of common shares outstanding used in the computation of basic (loss) earnings per share	486,112,598	393,818,282	453,237,882	390,423,083
Denominator adjustments for diluted (loss) earnings per share:
Dilutive impact of assumed exercise or conversion of:
Unsecured senior notes	-	-	-	12,454,620
Redeemable noncontrolling interest	-	-	-	4,528,898
Stock options	-	-	-	745,700
Other securities	-	-	-	2,834,501
Weighted average number of common shares for computation of diluted (loss) earnings per share	486,112,598	393,818,282	453,237,882	410,986,802
Diluted (loss) earnings per share[1]	$(0.54)	$(0.28)	$(5.66)	$0.43

1 In computing diluted earnings per share, incremental common shares are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive.

27. ACQUISITION

The following table summarizes the consolidated balance sheet impact at acquisition of the Company's business combination that occurred in the nine months ended December 31, 2022:

Verona
Manufacturing
Facility
Property, plant and equipment	$28,771
Debt and other liabilities	(2,373)
Net assets acquired	$26,398

Consideration paid in cash	$24,223
Other consideration	2,175
Total consideration	$26,398

Consideration paid in cash	$24,223
Less: Cash and cash equivalents acquired	-
Net cash outflow	$24,223

The table above summarizes the fair value of the consideration given and the fair values assigned to the assets acquired and liabilities assumed for the acquisition completed in the nine months ended December 31, 2022.

Acquisition of Verona Manufacturing Facility

On November 8, 2022, the Company, through its affiliate BioSteel, completed the acquisition (the "Verona Acquisition") of a manufacturing facility located in Verona, Virginia (the "Verona Facility") from Flow Beverage Corp. ("Flow"), one of BioSteel's contract manufacturers. Consideration was $26,398 (US$19,477), consisting of cash paid of $15,685 (US$11,573) and $8,538 (US$6,299) related to the repayment of debt and the retirement of certain lease obligations, and $2,175 (US$1,605) in remediation and indemnity holdbacks to be retained by the Company and paid within one year of the closing of the Verona Acquisition. BioSteel and Flow have also entered into a co-manufacturing agreement whereby, in addition to the production of BioSteel-branded sports hydration beverages, BioSteel will produce Flow's portfolio of branded water at the Verona Facility.

Due to the timing of the Verona Acquisition, the purchase price allocation for the Verona Acquisition is provisional. The fair value assigned to the consideration paid and net assets acquired is based on management's best estimate using the information currently available and may be revised by the Company as additional information is received.

28. RETAIL DIVESTITURE

The Company entered into the following two agreements to divest its retail business in Canada, which includes the retail stores operating under the Tweed and Tokyo Smoke banners:

•
An agreement with OEG Retail Cannabis (“OEGRC”), a prior Canopy Growth licensee partner, pursuant to which OEGRC acquired ownership of 23 of the Company's corporate-owned retail stores in Manitoba, Saskatchewan and Newfoundland and Labrador, as well as all Tokyo Smoke-related intellectual property (the “OEGRC Transaction”). In connection with the OEGRC Transaction, the Tokyo Smoke brand has been transferred to OEGRC and all acquired retail stores branded as Tweed will be rebranded by OEGRC. In addition, the master franchise agreement between the Company and OEGRC, pursuant to which OEGRC licenses the Tokyo Smoke brand in Ontario, was terminated effective on the closing of the OEGRC Transaction. The OEGRC Transaction closed on December 30, 2022.
•
An agreement (the "FOUR20 Agreement") with 420 Investments Ltd. (“FOUR20”), a licensed cannabis retailer, pursuant to which FOUR20 acquired ownership of five of the Company's corporate-owned retail stores in Alberta (the “FOUR20 Transaction”). Pursuant to the FOUR20 Agreement, the stores will be rebranded under FOUR20's retail banner upon closing of the FOUR20 Transaction. The FOUR20 Transaction closed on October 26, 2022.

In the three months ended December 31, 2022, upon closing of the OEGRC Transaction and the FOUR20 Transaction, the Company received a cash payment of $88. The Company will also be entitled to deferred consideration of $5,500, and an earn-out payment of $6,099, subject to the achievement of certain revenue targets by the divested retail stores.

Following the divestiture of the retail stores pursuant to the OEGRC Transaction and the FOUR20 Transaction, the Company derecognized the assets and liabilities of the associated retail stores from these consolidated financial statements at their carrying amounts on their respective closing dates, as follows:

Current assets	$6,461
Property, plant and equipment	7,990
Other long-term assets	144
Current liabilities	(9,492)
Net assets disposed	$5,103

Consideration received in cash	$88
Future cash consideration	11,599
Costs to sell	(2,442)
Total consideration	$9,245

Gain on disposal of consolidated entity	$4,142

The gain calculated on the derecognition of the assets and liabilities of the retail stores is the difference between the carrying amounts of the derecognized assets and liabilities, and the fair value of consideration received, net of costs to sell.

29. ACREAGE ARRANGEMENT AND AMENDMENTS TO CBI INVESTOR RIGHTS AGREEMENT AND WARRANTS

Acreage Arrangement

On September 23, 2020, the Company and Acreage entered into a second amendment (the “Acreage Amending Agreement”) to the arrangement agreement (the “Original Acreage Arrangement Agreement”) and plan of arrangement (the “Original Acreage Arrangement”) between the Company and Acreage dated April 18, 2019, as amended on May 15, 2019. In connection with the Acreage Amending Agreement, the Company and Acreage implemented an amended and restated plan of arrangement (the “Acreage Amended Arrangement”) on September 23, 2020. Pursuant to the terms of the Original Acreage Arrangement, shareholders of Acreage and holders of certain securities convertible into the existing Acreage subordinated voting shares as of June 26, 2019, received an immediate aggregate total payment of US$300,000 ($395,190) in exchange for granting Canopy Growth both the right and the obligation to acquire all of the issued and outstanding shares of Acreage following the occurrence or waiver of changes in U.S. federal law to permit the general cultivation, distribution, and possession of marijuana or to remove the regulation of such activities from the federal laws of the United States (the “Triggering Event”) and subject to the satisfaction or waiver of the conditions set out in the Original Acreage Arrangement Agreement.

The Acreage Amended Arrangement provides for, among other things, the following:

•
Following the occurrence or waiver (at the discretion of Canopy Growth) of the Triggering Event and subject to the satisfaction or waiver of the conditions set out in the Original Acreage Arrangement Agreement (as modified in connection with the Acreage Amending Agreement), Canopy Growth will acquire all of the issued and outstanding Fixed Shares based on an amended exchange ratio equal to 0.3048 of a common share to be received for each Fixed Share held. The foregoing exchange ratio for the Fixed Shares is subject to adjustment in accordance with the Acreage Amended Arrangement if, among other things, Acreage issues greater than the permitted number of Fixed Shares;
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

See Note 3 for information regarding the Reorganization. In connection with the Reorganization, Canopy Growth irrevocably waived the Acreage Floating Option and subject to, among other things, the terms of the Floating Share Arrangement Agreement, Canopy USA will acquire all of the issued and outstanding Floating Shares. Following the implementation of the Reorganization, Canopy USA, as of October 24, 2022, holds certain U.S. cannabis investments previously held by the Company, which is expected to enable Canopy USA, following, among other things, the Meeting and the exercise of the Acreage Option, including the issuance of the Fixed Shares to Canopy USA, to consummate the acquisitions of Acreage, Wana and Jetty.

At December 31, 2022, the right and the obligation (the “Acreage financial instrument”) to acquire the Fixed Shares pursuant to the Existing Acreage Arrangement Agreement represents a financial asset of $37,000 (March 31, 2022 – $47,000 liability), as the estimated fair value of the Acreage business is more than the estimated fair value of the consideration to be provided upon the exercise of the Acreage financial instrument. Fair value changes on the Acreage financial instrument are recognized in other income (expense), net; see Note 24. The fair value determination includes a high degree of subjectivity and judgment, which results in significant estimation uncertainty. See Note 22 for additional details on how the fair value of the Acreage financial instrument is calculated on a recurring basis. From a measurement perspective, the Company has elected the fair value option under ASC 825 - Financial Instruments ("ASC 825").

In connection with the Acreage Amended Arrangement, on September 23, 2020, an affiliate of the Company advanced US$50,000 ($66,995) to Universal Hemp, LLC, a wholly owned subsidiary of Acreage (“Acreage Hempco”) pursuant to a secured debenture (“Hempco Debenture”). In accordance with the terms of the Hempco Debenture, the funds advanced to Acreage Hempco cannot be used, directly or indirectly, in connection with or for any cannabis or cannabis-related operations in the United States, unless and until such operations comply with all applicable laws of the United States. The Hempco Debenture bears interest at a rate of 6.1% per annum and matures on September 23, 2030, or such earlier date in accordance with the terms of the Hempco Debenture. All interest payments made pursuant to the Hempco Debenture are payable in cash by Acreage Hempco. The Hempco Debenture is not convertible and is not guaranteed by Acreage. In connection with the Reorganization, as described in Note 3, on October 24, 2022, the Company transferred the Hempco Debenture to Canopy USA.

The amount advanced on September 23, 2020 pursuant to the Hempco Debenture has been recorded in other financial assets (see Note 10), and the Company has elected the fair value option under ASC 825 (see Note 22). At December 31, 2022, the estimated fair value of the Hempco Debenture issued to an affiliate of the Company by Acreage Hempco was $27,853 (March 31, 2022 – $28,824), measured using a discounted cash flow model (see Note 22). Refer to Note 10 for details on fair value changes, foreign currency translation adjustment, and interest received. An additional US$50,000 may be advanced pursuant to the Hempco Debenture subject to the satisfaction of certain conditions by Acreage Hempco.

Amendment to the CBI Investor Rights Agreement and warrants

On April 18, 2019, certain wholly-owned subsidiaries of CBI and Canopy Growth entered into the Second Amended and Restated Investor Rights Agreement and a consent agreement. In connection with these agreements, on June 27, 2019, Canopy Growth (i) extended the term of the first tranche of warrants, which allow CBI to acquire 88.5 million additional shares of Canopy Growth for a fixed price of $50.40 per share (the “Tranche A Warrants”), to November 1, 2023; and (ii) replaced the second tranche of warrants with two new tranches of warrants (the “Tranche B Warrants” and the “Tranche C Warrants”) as follows:

•
the Tranche B Warrants are exercisable to acquire 38.5 million common shares at a price of C$76.68 per common share; and
•
the Tranche C Warrants are exercisable to acquire 12.8 million common shares at a price equal to the 5-day volume-weighted average price of the common shares immediately prior to exercise.

In connection with the Tranche B Warrants and the Tranche C Warrants, Canopy Growth will provide CBI with a share repurchase credit of up to $1.583 billion on the aggregate exercise price of the Tranche B Warrants and Tranche C Warrants in the event that Canopy Growth does not purchase for cancellation the lesser of (i) 27,378,866 common shares; and (ii) common shares with a value of $1.583 billion, during the period commencing on April 18, 2019 and ending on the date that is 24 months after the date that CBI exercises all of the Tranche A Warrants. The share repurchase credit feature is accounted for as a derivative liability, with the fair value continuing to be $nil at December 31, 2022.

The modifications to the Tranche A Warrants resulted in them meeting the definition of a derivative instrument under ASC 815 - Derivatives and Hedging (“ASC 815”). They continue to be classified in equity as the number of shares and exercise price were both fixed at inception.

The Tranche B Warrants are accounted for as derivative instruments (the “warrant derivative liability”) measured at fair value in accordance with ASC 815. At December 31, 2022, the fair value of the warrant derivative liability was $668 (March 31, 2022 – $26,920), and fair value changes are recognized in other income (expense), net; see Note 24. See Note 22 for additional details on how the fair value of the warrant derivative liability is calculated on a recurring basis.

The Tranche C Warrants are accounted for as derivative instruments, with the fair value continuing to be $nil at December 31, 2022.

As described in Note 3, in connection with the Reorganization, the Company entered into the Consent Agreement, pursuant to which CBG and Greenstar agreed, among other things, that in the event that CBG and Greenstar convert their ownership in the Company's common shares into Exchangeable Shares, CBG will surrender the warrants held by CBG to purchase 139,745,453 common shares of the Company for cancellation for no consideration.
30. SEGMENT INFORMATION

Reportable segments

Prior to the three months ended September 30, 2022, the Company had the following two reportable segments: (i) global cannabis; and (ii) other consumer products. Following the completion of certain restructuring actions which were initiated in the three months ended March 31, 2022, and which were aligned with the Company's strategic review of its business, the Company has changed the structure of its internal management financial reporting. Accordingly, in the three months ended September 30, 2022, the Company began reporting its financial results for the following five reportable segments:

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

	Three months ended		Nine months ended
	December 31,	December 31,	December 31,	December 31,
	2022	2021	2022	2021
Segmented net revenue
Canada cannabis	$46,617	$60,678	$151,336	$205,879
Rest-of-world cannabis	5,846	22,299	30,179	65,362
Storz & Bickel	20,214	25,205	49,351	63,786
BioSteel	16,363	16,974	64,173	31,147
This Works	8,289	10,730	20,677	26,308
Other	3,884	5,086	13,475	16,073
	$101,213	$140,972	$329,191	$408,555
Segmented gross margin:
Canada cannabis	$(5,281)	$(13,121)	(25,466)	$(97,925)
Rest-of-world cannabis	(2,184)	4,660	(3,676)	24,245
Storz & Bickel	9,186	11,172	20,809	27,623
BioSteel	(7,669)	1,352	(804)	(2,361)
This Works	4,032	5,469	8,982	12,423
Other	(525)	558	143	2,183
	(2,441)	10,090	(12)	(33,812)
Selling, general and administrative expenses	122,636	116,835	351,891	355,165
Share-based compensation	6,428	6,777	21,725	35,856
Asset impairment and restructuring costs	22,259	36,439	1,794,212	128,198
Operating loss	(153,764)	(149,961)	(2,167,840)	(553,031)
Loss from equity method investments	-	-	-	(100)
Other income (expense), net	(113,340)	34,282	(406,762)	810,769
(Loss) income before incomes taxes	$(267,104)	$(115,679)	$(2,574,602)	$257,638

Asset information by segment is not provided to, or reviewed by, the Company’s CODM as it is not used to make strategic decisions, allocate resources, or assess performance.

Entity-wide disclosures

Disaggregation of net revenue by geographic area:

	Three months ended		Nine months ended
	December 31,	December 31,	December 31,	December 31,
	2022	2021	2022	2021
Canada	$65,851	$78,644	$226,312	$241,440
Germany	12,772	23,143	36,383	71,619
United States	10,292	22,764	30,688	60,856
Other	12,298	16,421	35,808	34,640
	$101,213	$140,972	$329,191	$408,555

Disaggregation of property, plant and equipment by geographic area:

	December 31,	March 31,
	2022	2022
Canada	$726,613	$827,591
United States	96,159	63,247
Other	51,257	51,942
	$874,029	$942,780

For the three months ended December 31, 2022, no customer represented more than 10% of the Company’s net revenue (three months ended December 31, 2021 – none).

For the nine months ended December 31, 2022, no customer represented more than 10% of the Company's net revenue (nine months ended December 31, 2021 – one)

31. SUBSEQUENT EVENTS

Canadian Cannabis Operations Restructuring

On February 9, 2023, the Company announced a series of comprehensive steps to align its Canadian cannabis operations and resources in response to unfavorable market realities, which include:

•
Transitioning to an asset-light model by: (i) exiting cannabis flower cultivation in the Company's Smiths Falls, Ontario facility; (ii) ceasing the sourcing of cannabis flower from the Company's Mirabel, Quebec facility; and (iii) consolidating cultivation at the Company's existing facilities in Kincardine, Ontario and Kelowna, British Columbia;
•
Moving to an adaptive third-party sourcing model for all cannabis beverages, edibles, vapes, and extracts which will enable the Company to select and bring to market new product formats without the required investment in research and development and production footprint;
•
As a result of the aforementioned changes, the Company intends to consolidate flower, pre-rolled joints, softgel, and oil manufacturing in the Company’s current beverage production facility in Smiths Falls, Ontario and reduce headcount across the business; and
•
The Company intends to close the 1 Hershey Drive facility in Smiths Falls, Ontario and the Company is in active discussions with respect to restructuring the joint-venture entity which holds the cultivation facility in Mirabel, Quebec.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This Management’s Discussion and Analysis (“MD&A”) should be read together with other information, including our unaudited condensed interim consolidated financial statements and the related notes to those statements included in Part I, Item 1 of this Quarterly Report (the “Interim Financial Statements”), our consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended March 31, 2022 (the “Annual Report”), Part I, Item 1A, Risk Factors, of the Annual Report and Part II, Item 1A, Risk Factors, of this Quarterly Report. This MD&A provides additional information on our business, recent developments, financial condition, cash flows and results of operations, and is organized as follows:

•
Part 1 - Business Overview. This section provides a general description of our business, which we believe is important in understanding the results of our operations, financial condition, and potential future trends.

•
Part 2 - Results of Operations. This section provides an analysis of our results of operations for the third quarter of fiscal 2023 in comparison to the third quarter of fiscal 2022, and for the nine months ended December 31, 2022 in comparison to the nine months ended December 31, 2021.

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
•
the Company’s ability to execute on its strategy to accelerate the Company’s entry into the U.S. cannabis market through the creation of Canopy USA, LLC ("Canopy USA");
•
expectations regarding the potential success of, and the costs and benefits associated with the Reorganization (as defined below);
•
expectations regarding the potential success of, and the costs and benefits associated with the comprehensive steps and actions being undertaken by the Company with respect to its Canadian operations (the “Canadian Transformative Plan”);
•
expectations to capitalize on the opportunity for growth in the United States cannabis sector and the anticipated benefits of such strategy;

•
the timing and outcome of the Floating Share Arrangement (as defined below), the anticipated benefits of the Floating Share Arrangement, the anticipated timing of the Acreage (as defined below) special meeting of shareholders and the acquisition of the Fixed Shares (as defined below) and the Floating Shares (as defined below) by Canopy USA, the satisfaction or waiver of the closing conditions set out in the Floating Share Arrangement Agreement (as defined below) and the Existing Acreage Arrangement Agreement (as defined below), including receipt of all regulatory approvals, and the anticipated timing and occurrence of the Company’s exercise of the option to acquire the Fixed Shares and closing of such transaction;
•
the issuance of additional common shares of the Company to satisfy the payments to certain Holders (as defined below) under the Amended TRA (as defined below), to eligible participants to the existing tax receivable bonus plans of HSCP (as defined below), to satisfy any deferred and/or option exercise payments to the shareholders of Wana (as defined below) and Jetty (as defined below) and the issuance of additional Non-Voting Shares (as defined below) issuable to Canopy Growth from Canopy USA in consideration thereof;
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
•
expectations related to our announcement of certain restructuring actions (the “Restructuring Actions”), the Reorganization, the Canadian Transformative Plan and any progress, challenges and effects related thereto as well as changes in strategy, metrics, investments, costs, operating expenses, employee turnover and other changes with respect thereto;
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
•
expectations regarding the potential success of, and the costs and benefits associated with our acquisitions, joint ventures, strategic alliances, equity investments and dispositions;
•
the Acreage Amended Arrangement (as defined below) and the Floating Share Arrangement, including the occurrence or waiver (at our discretion) of the Triggering Event (as defined below), the anticipated timing and occurrence of the Company's exercise of the option to acquire the Fixed Shares and the satisfaction or waiver of the conditions to closing the acquisition of Acreage;
•
the Wana Agreements (as defined below), including the occurrence or waiver (at Canopy USA's discretion) of the Triggering Event;
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
•
the legalization of the use of cannabis for medical or adult-use in jurisdictions outside of Canada, the related timing and impact thereof and our intentions to participate in such markets, if and when such use is legalized;
•
our ability to execute on our strategy and the anticipated benefits of such strategy;
•
the ongoing impact of the legalization of additional cannabis product types and forms for adult-use in Canada, including federal, provincial, territorial and municipal regulations pertaining thereto, the related timing and impact thereof and our intentions to participate in such markets;
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

The forward-looking statements contained herein are based upon certain material assumptions that were applied in drawing a conclusion or making a forecast or projection, including: (i) management’s perceptions of historical trends, current conditions and expected future developments; (ii) our ability to generate cash flow from operations; (iii) general economic, financial market, regulatory and political conditions in which we operate; (iv) the production and manufacturing capabilities and output from our facilities and our joint ventures, strategic alliances and equity investments; (v) consumer interest in our products; (vi) competition; (vii) anticipated and unanticipated costs; (viii) government regulation of our activities and products including but not limited to the areas of taxation and environmental protection; (ix) the timely receipt of any required regulatory authorizations, approvals, consents, permits and/or licenses; (x) our ability to obtain qualified staff, equipment and services in a timely and cost-efficient manner; (xi) our ability to conduct operations in a safe, efficient and effective manner; (xii) our ability to realize anticipated benefits, synergies or generate revenue, profits or value from our recent acquisitions into our existing operations; and (xiii) other considerations that management believes to be appropriate in the circumstances. While our management considers these assumptions to be reasonable based on information currently available to management, there is no assurance that such expectations will prove to be correct.

By their nature, forward-looking statements are subject to inherent risks and uncertainties that may be general or specific and which give rise to the possibility that expectations, forecasts, predictions, projections or conclusions will not prove to be accurate, that assumptions may not be correct and that objectives, strategic goals and priorities will not be achieved. A variety of factors, including known and unknown risks, many of which are beyond our control, could cause actual results to differ materially from the forward-looking statements in this Quarterly Report and other reports we file with, or furnish to, the Securities and Exchange Commission (the “SEC”) and other regulatory agencies and made by our directors, officers, other employees and other persons authorized to speak on our behalf. Such factors include, without limitation, our limited operating history; the risks that if Canopy USA acquires Wana, Jetty or the Fixed Shares of Acreage without structural amendments to our interest in Canopy USA, the listing of our common shares on the Nasdaq Stock Market (the "Nasdaq") may be jeopardized; our ability to implement structural changes to our interest in Canopy USA, if necessary; inherent uncertainty associated with projections; the diversion of management time on issues related to Canopy USA; the ability of parties to certain transactions to receive, in a timely manner and on satisfactory terms, the necessary regulatory, court and shareholder approvals; the risks that our Restructuring Actions will not result in the expected cost-savings, efficiencies and other benefits or will result in greater than anticipated turnover in personnel; risks that we may be required to write down intangible assets, including goodwill, due to impairment; changes in laws, regulations and guidelines and our compliance with such laws, regulations and guidelines; risk relating to the long term macroeconomics effects of the COVID-19 pandemic and any future pandemic or epidemic; consumer demand for cannabis and U.S. hemp products; inflation risks; the risks and uncertainty regarding future product development; our reliance on licenses issued by and contractual arrangements with various federal, state and provincial governmental authorities; the risk that cost savings and any other synergies from the CBI Group Investments may not be fully realized or may take longer to realize than expected; the implementation and effectiveness of key personnel changes; risks associated with jointly owned investments; risks relating to our current and future operations in emerging markets; risks relating to inventory write downs; future levels of revenues and the impact of increasing levels of competition; risks related to the protection and enforcement of our intellectual property rights; our ability to manage disruptions in credit markets or changes to our credit ratings; future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses; the success or timing of completion of ongoing or anticipated capital or maintenance projects; risks related to the integration of acquired businesses; the timing and manner of the legalization of cannabis in the United States; business strategies, growth opportunities and expected investment; the adequacy of our capital resources and liquidity, including but not limited to, availability of sufficient cash flow to execute our business plan (either within the expected timeframe or at all); counterparty risks and liquidity risks that may impact our ability to obtain loans and other credit facilities on favorable terms; the potential effects of judicial, regulatory or other proceedings, or threatened litigation or proceedings, on our business, financial condition, results of operations and cash flows; risks related to stock exchange restrictions; risks associated with divestment and restructuring; volatility in and/or degradation of general economic, market, industry or business conditions; our exposure to risks related to an agricultural business, including wholesale price volatility and variable product quality; third-party manufacturing risks; third-party transportation risks; compliance with applicable environmental, economic, health and safety, energy and other policies and regulations and in particular health concerns with respect to vaping and the use of cannabis and U.S. hemp products in vaping devices; the anticipated effects of actions of third parties such as competitors, activist investors or federal, state, provincial, territorial or local regulatory authorities, self-regulatory organizations, plaintiffs in litigation or persons threatening litigation; changes in regulatory requirements in relation to our business and products; and the factors discussed under the heading “Risk Factors” in the Annual Report and in Item 1A of Part II of this Quarterly Report. Readers are cautioned to consider these and other factors, uncertainties and potential events carefully and not to put undue reliance on forward-looking statements.

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

Part 1 - Business Overview

We are a world-leading cannabis and consumer packaged goods (“CPG”) company which produces, distributes, and sells a diverse range of cannabis, hemp, and CPG products. Cannabis products are principally sold for adult-use and medical purposes under a portfolio of distinct brands in Canada pursuant to the Cannabis Act, and globally pursuant to applicable international legislation, regulations, and permits. Our other product offerings, which are sold by our subsidiaries in jurisdictions where it is permissible to do so, include (i) Storz & Bickel vaporizers; (ii) BioSteel Sports Nutrition Inc. ("BioSteel") sports nutrition beverages, mixes, protein, gum and mints, some of which have been infused with hemp-derived CBD isolate; and (iii) This Works beauty, skincare, wellness and sleep products, some of which have been blended with hemp-derived CBD isolate. Our core operations are in Canada, the United States, and Germany.

On October 17, 2018, the Cannabis Act came into effect in Canada, regulating both the medical and adult-use cannabis markets in Canada and providing provincial, territorial and municipal governments the authority to prescribe regulations regarding the distribution and sale of adult-use cannabis. On October 17, 2019, the second phase of adult-use cannabis products was legalized pursuant to certain amendments to the regulations under the Cannabis Act. We currently offer product varieties in dried flower, oil, softgels, vape pen power sources, pod-based vape devices, vape cartridges, cannabis-infused beverages and cannabis-infused edibles, with product availability varying based on provincial and territorial regulations. Our adult-use cannabis products are predominantly sold to provincial and territorial agencies under a “business-to-business” wholesale model, with those provincial and territorial agencies then being responsible for the distribution of our products to brick-and-mortar stores and for online retail sales. As described under "Recent Developments" below, in the second quarter of fiscal 2023, we entered into agreements to divest our retail business across Canada, which included the retail stores operating under the Tweed and Tokyo Smoke banners under a “business-to-consumer” model. The divestiture was completed in the third quarter of fiscal 2023.

Our Spectrum Therapeutics medical division is a global leader in medical cannabis. Spectrum Therapeutics produces and distributes a diverse portfolio of medical cannabis products to healthcare practitioners and medical customers in Canada, and in several other countries where it is federally permissible to do so.

Subsequent to the passage of the 2018 Farm Bill in December 2018, we began building our hemp supply chain in the United States through our investment in processing, extraction and finished goods manufacturing facilities. In the United States, we currently offer (i) a line of premium quality, hemp-derived wellness gummies, oils, softgels and topicals under the Martha Stewart CBD brand; (ii) a line of premium, ready-to-drink CBD-infused sparkling waters; and (iii) whisl, a CBD vape.

In June 2019, we implemented a plan of arrangement pursuant to an arrangement agreement (the “Original Acreage Arrangement Agreement”) with Acreage Holdings, Inc. (“Acreage”), a U.S. multi-state cannabis operator. In September 2020, we entered into a second amendment to the Original Acreage Arrangement Agreement (the “Acreage Amending Agreement”) and implemented an amended and restated plan of arrangement (the “Acreage Amended Arrangement”). Pursuant to the Acreage Amended Arrangement, following the occurrence or waiver (at our discretion) of changes in U.S. federal law to permit the general cultivation, distribution, and possession of marijuana or to remove the regulation of such activities from the federal laws of the United States (the “Triggering Event”) and subject to the satisfaction or waiver of the conditions set out in the Original Acreage Arrangement Agreement (as modified by the Acreage Amending Agreement), we (i) agreed to acquire approximately 70% of the issued and outstanding shares of Acreage, and (ii) obtained the right (the "Acreage Floating Option") to acquire the other approximately 30% of the issued and outstanding shares of Acreage. In connection with the Floating Share Arrangement Agreement, Canopy Growth has irrevocably waived the Acreage Floating Option existing under the Existing Acreage Arrangement Agreement. The acquisition of Acreage, if completed, will provide a pathway into cannabis markets in the United States; however, we and Acreage will continue to operate as independent companies until the acquisition of Acreage is completed.

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

As described below under "Recent Developments", on October 25, 2022, we announced the implementation of our internal reorganization pursuant to which, among other things, we formed a new Delaware holding company, Canopy USA (the "Reorganization"). Following the implementation of the Reorganization, as of October 24, 2022, Canopy USA holds certain U.S. cannabis investments that were previously held by Canopy Growth, which is expected to enable Canopy USA, following, among other things, the Meeting and the exercise of the Acreage Option (as defined below), including the issuance of the Fixed Shares (as defined below) to Canopy USA, to consummate the acquisitions of Acreage, Wana, and Jetty.

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

Our licensed operational capacity in Canada includes indoor and greenhouse cultivation space; post-harvest processing and cannabinoid extraction capability; advanced manufacturing capability for softgel encapsulation and pre-rolled joints; a beverage production facility; and confectionary manufacturing. These capabilities allow us to supply the adult-use and medical markets with a complimentary balance of flower products and extracted cannabinoid input for our oil, CBD, ingestible cannabis, cannabis extracts and cannabis topical products.

Segment Reporting

Prior to the second quarter of fiscal 2023, we had the following two reportable segments: (i) global cannabis; and (ii) other consumer products. Following the completion of certain restructuring actions which were initiated in the fourth quarter of fiscal 2022, and which were aligned with our strategic review of our business, we have changed the structure of our internal management financial reporting. Accordingly, in the second quarter of fiscal 2023 we began reporting our financial results for the following five reportable segments: (i) Canada cannabis; (ii) rest-of-world cannabis; (iii) Storz & Bickel; (iv) BioSteel; and (v) This Works, with the principal activities of each of these reportable segments described above under "Business Overview".

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

Recent Developments

Reorganization - Creation of Canopy USA

On October 24, 2022, Canopy Growth completed a number of strategic transactions in connection with the creation of a new U.S.-domiciled holding company, Canopy USA (the “Reorganization”). Following the implementation of the Reorganization, Canopy USA, as of October 24, 2022, holds certain U.S. cannabis investments previously held by Canopy Growth, which is expected to enable Canopy USA, following, among other things, the Meeting (as defined below) and the exercise of the Acreage Option, including the issuance of the Fixed Shares to Canopy USA, to consummate the acquisitions of Acreage, Wana, and Jetty.

Following the implementation of the Reorganization, as of October 24, 2022, Canopy USA has an ownership interest in the following assets, among others:

•
Wana - The option to acquire 100% of the membership interests of Wana (the "Wana Option"), a leading cannabis edibles brand in North America.
•
Jetty - The option to acquire 100% of the shares of Jetty (the "Jetty Option"), a California-based producer of high-quality cannabis extracts and pioneer of clean vape technology.

Canopy Growth currently retains the option to acquire the issued and outstanding Class E subordinate voting shares (the "Fixed Shares") of Acreage (the “Acreage Option”), representing approximately 70% of the total shares of Acreage, at a fixed share exchange ratio of 0.3048 of a common share of Canopy Growth per Fixed Share. Concurrently with the closing of the acquisition of the Fixed Shares pursuant to the exercise of the Acreage Option, the Fixed Shares will be issued to Canopy USA. In addition, Canopy USA has agreed to acquire all of the issued and outstanding Class D subordinate voting shares of Acreage (the “Floating Shares”) by way of a court-approved plan of arrangement (the “Floating Share Arrangement”) in exchange for 0.45 of a common share of Canopy Growth for each Floating Share held. Acreage is a leading vertically-integrated multi-state cannabis operator, with its main operations in densely populated states across the Northeast U.S. including New Jersey and New York.

In addition, as of October 24, 2022, Canopy USA holds direct and indirect interests in the capital of TerrAscend Corp. ("TerrAscend"), a leading North American cannabis operator with vertically integrated operations and a presence in Pennsylvania, New Jersey, Michigan and California as well as licensed cultivation and processing operations in Maryland. Canopy USA's direct and indirect interests in TerrAscend includes: (i) 38,890,570 exchangeable shares in the capital of TerrAscend (the "TerrAscend Exchangeable Shares"), an option to purchase 1,072,450 TerrAscend common shares (the "TerrAscend Common Shares") for an aggregate purchase price of $1.00 (the "TerrAscend Option"), and 22,474,130 TerrAscend Common Share purchase warrants previously held by Canopy Growth (the “TerrAscend Warrants”); and (ii) the debentures and loan agreement between Canopy Growth and certain TerrAscend subsidiaries. On December 9, 2022, Canopy USA and certain limited partnerships that are controlled by Canopy USA entered into a debt settlement agreement with TerrAscend and certain of its subsidiaries whereby all of the debt obligations, including all principal and interest, were extinguished and all of the previously issued TerrAscend Warrants controlled by Canopy USA were cancelled in exchange for the issuance of 24,601,467 TerrAscend Exchangeable Shares and 22,474,130 new TerrAscend Warrants expiring on December 31, 2032; see "TerrAscend Arrangement" below.

Canopy USA was determined to be a variable interest entity ("VIE") pursuant to Accounting Standards Codification ("ASC") 810 – Consolidations and Canopy Growth was determined to be the primary beneficiary of Canopy USA. As a result of such determination and in accordance with ASC 810, Canopy Growth has consolidated the financial results of Canopy USA.

Ownership of U.S. Cannabis Investments

Following the implementation of the Reorganization, the shares and interests in Acreage, Wana, Jetty, and TerrAscend are held, directly or indirectly, by Canopy USA, and Canopy Growth no longer holds a direct interest in any shares or interests in such entities, other than the Acreage Option. Canopy Growth holds non-voting and non-participating shares (the "Non-Voting Shares") in the capital of Canopy USA. The Non-Voting Shares do not carry voting rights, rights to receive dividends or other rights upon dissolution of Canopy USA, but are convertible into Class A common shares of Canopy USA (the “Canopy USA Common Shares”). The Company also has the right (regardless of the fact that its Non-Voting Shares are non-voting and non-participating) to appoint two members to the Canopy USA board of managers.

On October 24, 2022, Canopy USA issued 1,000,000 Canopy USA Common Shares to VCo Ventures LLC (“VCo Ventures”), a former shareholder of Jetty, in exchange for US$1 million. Agustin Huneeus Jr. is the manager of VCo Ventures. Following the closing of the investment, a wholly-owned subsidiary of the Company holds Non-Voting Shares in the capital of Canopy USA, representing approximately 99.3% of the issued and outstanding shares in Canopy USA on an as-converted basis. Canopy USA retains a call right (the “Repurchase Right”) to repurchase all shares of Canopy USA that have been issued to VCo Ventures at a price per Canopy USA Common Share equal to the greater of fair market value as determined by an appraiser appointed by Canopy USA and US$2 million in the aggregate; provided that if the repurchase occurs prior to March 31, 2023, the Repurchase Right can be exercised at the initial subscription price. VCo Ventures has also been granted the right to appoint one member to the Canopy USA board of managers and a put right following the conversion of the Non-Voting Shares into Canopy USA Common Shares on the same terms and conditions as the Repurchase Right.

On October 24, 2022, Canopy USA and the Company also entered into an agreement with, among others, Nancy Whiteman, the controlling shareholder of Wana, whereby subsidiaries of Canopy USA agreed to pay additional consideration in order to acquire the Wana Option and the future payments owed in connection with the exercise of the Wana Option will be reduced to US$3.00 in exchange for the issuance of Canopy USA Common Shares and Canopy Growth common shares (the “Wana Amending Agreement”). In accordance with the terms of the Wana Amending Agreement, Canopy USA Common Shares and Canopy Growth common shares will be issued to the shareholders of Wana, each with a value equal to 7.5% of the fair market value of Wana as of January 1, 2023. The value of Wana and the number of Canopy USA Common Shares will be determined based on the fair market value of Wana and the Canopy USA Common Shares, respectively, as determined by an appraiser appointed by the Company and an appraiser appointed by the shareholders of Wana (and, if required, a third appraiser to be appointed by the initial two appraisers). The Canopy USA Common Shares and Canopy Growth common shares will only be issued to Ms. Whiteman, or entities controlled by Ms. Whiteman, after January 1, 2023 and only if CBG Holdings LLC (“CBG”) and Greenstar Canada Investment Limited Partnership ("Greenstar") have converted their Canopy Growth common shares into Exchangeable Shares. The Wana Amending Agreement may be terminated and no Canopy USA Common Shares or Canopy Growth common shares will be issued to Ms. Whiteman, or entities controlled by Ms. Whiteman in the event that CBG and Greenstar have not converted their Canopy Growth common shares into Exchangeable Shares by the later of: (i) sixty days after the Meeting; or (ii) March 31, 2023. The Canopy USA Common Shares issuable to Ms. Whiteman, or entities controlled by Ms. Whiteman, will also be subject to a repurchase right (the “Wana Repurchase Right”) to repurchase all Canopy USA Common Shares that have been issued at a price per Canopy USA Common Share equal to the greater of fair market value as determined by an appraiser and the initial subscription price multiplied by an accrued annual interest rate of 10%. As part of this agreement, Canopy USA has granted Ms. Whiteman the right to appoint one member to the Canopy USA board of managers and a put right on the same terms and conditions as the Wana Repurchase Right.

Canopy Growth and Canopy USA have also entered into a protection agreement (the "Protection Agreement") to provide for certain covenants in order to preserve the value of the Non-Voting Shares held by Canopy Growth until such time as the Non-Voting Shares are converted into Canopy USA Common Shares but does not provide Canopy Growth with the ability to direct the business, operations or activities of Canopy USA.

Upon closing of Canopy USA's acquisition of Acreage, Canopy Growth will receive additional Non-Voting Shares from Canopy USA in consideration for the issuance of common shares of the Company that shareholders of Acreage will receive in accordance with the terms of the Existing Acreage Arrangement Agreement and the Floating Share Arrangement Agreement.

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

Acreage Agreements

On October 24, 2022, Canopy Growth entered into an arrangement agreement with Canopy USA and Acreage (the "Floating Share Arrangement Agreement"), pursuant to which, subject to approval of the holders of the Floating Shares and the terms and conditions of the Floating Share Arrangement Agreement, Canopy USA will acquire all of the issued and outstanding Floating Shares by way of a court-approved plan on arrangement (the "Floating Share Arrangement") in exchange for 0.45 of a Company common share for each Floating Share held. In connection with the Floating Share Arrangement Agreement, Canopy Growth has irrevocably waived the Acreage Floating Option existing under the Existing Acreage Arrangement Agreement.

It is expected that the Floating Share Arrangement will be effected by way of a court-approved plan of arrangement under the Business Corporations Act (British Columbia). The Floating Share Arrangement requires the approval of: (i) at least two-thirds of the votes cast by the holders of the Floating Shares; and (ii) at least a majority of the votes cast by the holders of the Floating Shares, excluding the votes cast by "interested parties" and "related parties" (as such terms are defined in Multilateral Instrument 61-101 - Protection Of Minority Security Holders In Special Transactions), at a special meeting of Acreage shareholders.

On October 24, 2022, the Company and Canopy USA entered into a third amendment to tax receivable agreement (the "Amended TRA") with, among others, certain current or former unitholders (the "Holders") of High Street Capital Partners, LLC, a subsidiary of Acreage ("HSCP"), pursuant to HSCP's amended tax receivable agreement (the "TRA") and related tax receivable bonus plans with Acreage. Pursuant to the Amended TRA, the Company, on behalf of Canopy USA, agreed to issue common shares of the Company with a value of US$30.4 million to certain Holders as consideration for the assignment of such Holder’s rights under the TRA to Canopy USA. As a result of the Amended TRA, Canopy USA is the sole member and beneficiary under the TRA. In connection with the foregoing, the Company issued 5,648,927 common shares with a value of $20.6 million (US$15.2 million) to certain Holders on November 4, 2022 as the first installment under the Amended TRA with the second payment of approximately US$15.2 million in common shares of the Company to occur on the earlier of: (a) the second business day following the date on which the shareholders of Acreage approve the Floating Share Arrangement; or (b) April 24, 2023. The Company, on behalf of Canopy USA, also agreed to issue common shares of the Company with a value of approximately US$19.6 million to certain eligible participants pursuant to HSCP’s existing tax receivable bonus plans to be issued immediately prior to completion of the Floating Share Arrangement.

On October 24, 2022, Canopy Growth and Canopy USA entered into voting support agreements with certain of Acreage's directors, officers and consultants pursuant to which such persons have agreed, among other things, to vote their Floating Shares in favor of the Floating Share Arrangement, representing approximately 7.3% of the issued and outstanding Floating Shares.

In addition to shareholder and court approvals, the Floating Share Arrangement is subject to approval of the Amendment Proposal and applicable regulatory approvals including, but not limited to, Toronto Stock Exchange ("TSX") approval and the satisfaction of certain other closing conditions customary in transactions of this nature. Assuming timely receipt of all necessary court, shareholder, regulatory and other third-party approvals and the satisfaction of all other conditions, closing of the acquisition of Acreage is expected to occur in late 2023.

It is intended that Canopy Growth's existing option to acquire the Fixed Shares on the basis of 0.3048 of a Company common share per Fixed Share will be exercised after the Meeting in accordance with the terms of the arrangement agreement dated April 18, 2019, as amended on May 15, 2019, September 23, 2020 and November 17, 2020 (the "Existing Acreage Arrangement Agreement"). Canopy Growth will not hold any Fixed Shares or Floating Shares. Completion of the acquisition of the Fixed Shares following exercise of the option is subject to the satisfaction of certain conditions set forth in the Existing Acreage Arrangement Agreement. The acquisition of the Floating Shares pursuant to the Floating Share Arrangement is anticipated to occur immediately prior to the acquisition of the Fixed Shares pursuant to the Existing Acreage Arrangement Agreement in late 2023 such that 100% of the issued and outstanding shares of Acreage will be owned by Canopy USA on closing of the acquisition of both the Fixed Shares and the Floating Shares.

On November 15, 2022, a wholly-owned subsidiary of Canopy Growth (the "Acreage Debt Optionholder") and Acreage's existing lenders (the "Lenders") entered into an option agreement, which superseded the letter agreement dated October 24, 2022 between the parties, pursuant to which the Acreage Debt Optionholder was granted the right to purchase the outstanding principal, including all accrued and unpaid interest thereon, of Acreage's debt, being an amount up to US$150.0 million (the "Acreage Debt") from the Lenders in exchange for an option premium payment of $38.0 million (US$28.5 million) (the "Option Premium"), which was deposited into an escrow account on November 17, 2022. The Acreage Debt Optionholder has the right to exercise the option at its discretion, and if the option is exercised, the Option Premium will be used to reduce the purchase price to be paid for the outstanding Acreage Debt. In the event that Acreage repays the Acreage Debt on or prior to maturity, the Option Premium will be returned to the Acreage Debt Optionholder. In the event that Acreage defaults on the Acreage Debt and the Acreage Debt Optionholder does not exercise its option to acquire the Acreage Debt, the Option Premium will be released to the Lenders.

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

The Amendment Proposal must be approved by at least 66⅔% of the votes cast on a special resolution by Canopy Growth's shareholders present in person or represented by proxy at the Meeting. On October 24, 2022, CBG and Greenstar, indirect, wholly-owned subsidiaries of CBI, entered into a voting and support agreement with Canopy Growth (the “Voting and Support Agreement”). Pursuant to the terms of the Voting and Support Agreement, CBG and Greenstar agreed, subject to the terms and conditions thereof, among other things, to vote all of the Canopy Growth common shares beneficially owned, directed or controlled, directly or indirectly, by them for the Amendment Proposal.

In the event the Amendment Proposal is approved, and subject to the conversion by CBI of their Canopy Growth common shares into Exchangeable Shares, Canopy USA is expected to exercise the Wana Option and the Jetty Option. In the event the Amendment Proposal is not approved, Canopy USA will not be permitted to exercise its rights to acquire shares of Acreage, Wana or Jetty, and the Floating Share Arrangement Agreement will be terminated. In such circumstances, Canopy will retain its option to acquire the Fixed Shares under the Existing Acreage Arrangement Agreement and Canopy USA will continue to hold the Wana Option and the Jetty Option, as well as the TerrAscend Exchangeable Shares and other securities in the capital of TerrAscend. In addition, the Company is contractually required to cause Canopy USA to exercise its Repurchase Right to acquire the Canopy USA Common Shares held by the third party investors, being the Canopy USA Common Shares held by VCo Ventures.

Balance Sheet Actions

On October 24, 2022, Canopy Growth entered into agreements with certain of its lenders under its term loan credit agreement dated March 18, 2021 (the "Credit Agreement") pursuant to which Canopy Growth will tender US$187.5 million of the principal amount outstanding thereunder at a discounted price of US$930 per US$1,000 or US$174.4 million in the aggregate (the "Paydown"). The first payment of approximately $117.5 million (US$87.9 million) was made on November 10, 2022 to reduce the principal indebtedness by approximately $126.3 million (US$94.4 million). The second payment pursuant to the Paydown is required to be made by no later than April 17, 2023.

Canopy Growth also agreed with its lenders to amend certain terms of the Credit Agreement (collectively, the "Credit Agreement Amendments"). The Credit Agreement Amendments include, among other things: (i) reductions to the minimum Liquidity (as defined in the Credit Agreement) covenant to US$100.0 million, which is to be further reduced as payments are made in accordance with the Paydown; (ii) certain changes to the application of net proceeds from asset sales; (iii) the establishment of a new committed delayed draw term credit facility in an aggregate principal amount of US$100.0 million; and (iv) the elimination of the additional US$500.0 million incremental term loan facility.

Relationship with CBI

In connection with the Reorganization, CBI has indicated its current intention to convert all of its common shares of the Company into Exchangeable Shares, conditional upon the approval of the Amendment Proposal. However, any decision to convert will be made by CBI in its sole discretion, and CBI is not obligated to effect any such conversion.

In connection with the foregoing, on October 24, 2022, Canopy Growth entered into a consent agreement with CBG and Greenstar (the “Consent Agreement”), pursuant to which the parties agreed, among other things, that following the conversion by CBG and Greenstar of their respective Canopy Growth common shares into Exchangeable Shares, other than the Consent Agreement and the termination rights contained therein and the 4.25% unsecured senior notes due in 2023 (the "Notes") held by Greenstar, all agreements between Canopy Growth and CBI, including the Second Amended and Restated Investor Rights Agreement, dated as of April 18, 2019, by and among certain wholly-owned subsidiaries of CBI and Canopy Growth (the “Second Amended and Restated Investor Rights Agreement”), will be terminated. Pursuant to the terms of the Consent Agreement, CBG and Greenstar also agreed, among other things, that at the time of the conversion by CBG and Greenstar of their Canopy Growth common shares into Exchangeable Shares, (i) CBG will surrender the warrants held by CBG to purchase 139,745,453 common shares for cancellation for no consideration; and (ii) all nominees of CBI that are currently sitting on the board of directors of Canopy Growth (the "Board") will resign from the Board. In addition, pursuant to the Consent Agreement, Canopy Growth is contractually required to convert its Non-Voting Shares into Canopy USA Common Shares and cause Canopy USA to repurchase the Canopy USA Common Shares held by certain third-party investors in Canopy USA in the event CBG and Greenstar have not converted their respective common shares into Exchangeable Shares by the later of: (i) sixty days after the Meeting; or (ii) February 28, 2023 (the “Termination Date”). The Consent Agreement will automatically terminate on the Termination Date.

In the event that CBI does not convert its Canopy Growth common shares into Exchangeable Shares, Canopy USA will not be permitted to exercise its rights to acquire the Fixed Shares, Wana or Jetty and the Floating Share Arrangement Agreement will be terminated. In such circumstances, Canopy Growth will retain its option to acquire the Fixed Shares under the Existing Acreage Arrangement Agreement and Canopy USA will continue to hold the Wana Option and the Jetty Option, as well as the TerrAscend Exchangeable Shares and other securities in the capital of TerrAscend. In addition, the Company is contractually required to cause Canopy USA to exercise its Repurchase Right to acquire the Canopy USA Common Shares held by the third party investors, being the Canopy USA Common Shares held by VCo Ventures.

Potential Changes to Canopy USA Structure

We remain committed to both optimizing the value of Canopy USA and remaining in compliance with the Nasdaq listing requirements. Accordingly, while we remain in discussions with the Nasdaq and another exchange with respect to our ongoing listing despite the consolidation of the financial results of Canopy USA with our financial results, we are prepared to make changes to the structure of our interest in Canopy USA such that we would not be required to consolidate the financial results of Canopy USA into Canopy Growth’s financial statements, which may include: (1) reducing Canopy Growth’s economic interest in Canopy USA on an as-converted basis to no greater than 90%, (2) reducing the number of managers on Canopy USA’s board of managers from four to three, including, reducing Canopy Growth’s nomination right to a single manager, (3) modifying the terms of the Protection Agreement and Canopy USA’s Limited Liability Company Agreement in order to eliminate certain negative covenants, and (4) modifying the terms of the agreements with third-party investors in Canopy USA to, among other things, eliminate their right to guaranteed returns.

Canadian Cannabis Operations Restructuring

On February 9, 2023, we announced a series of comprehensive steps to align our Canadian cannabis operations and resources in response to unfavorable market realities, which include:

•
Transitioning to an asset-light model by: (i) exiting cannabis flower cultivation in our Smiths Falls, Ontario facility; (ii) ceasing the sourcing of cannabis flower from our Mirabel, Quebec facility; and (iii) consolidating cultivation at our existing facilities in Kincardine, Ontario and Kelowna, British Columbia;
•
Moving to an adaptive third-party sourcing model for all cannabis beverages, edibles, vapes, and extracts which will enable us to select and bring to market exciting and exclusive formats without the required investment in research and development and production footprint;
•
As a result of the aforementioned changes, we intend to consolidate flower, pre-rolled joints, softgel, and oil manufacturing in our current beverage production facility in Smiths Falls, Ontario and reduce headcount across the business; and
•
We intend to close the 1 Hershey Drive facility in Smiths Falls, Ontario and we are in active discussions with respect to restructuring the joint-venture entity which holds the cultivation facility in Mirabel, Quebec.

TerrAscend Arrangement

On December 9, 2022, Canopy USA and certain limited partnerships that are controlled by Canopy USA entered into a debt settlement agreement (the “TerrAscend Settlement Agreement”) with TerrAscend, TerrAscend Canada Inc. ("TerrAscend Canada") and Arise BioScience, Inc. ("Arise BioScience", together with TerrAscend and TerrAscend Canada, the "TerrAscend Entities") whereby $125,467 in aggregate loans, including accrued interest thereon, payable by certain subsidiaries of TerrAscend, were extinguished and 22,474,130 TerrAscend Warrants, being all of the previously issued TerrAscend Warrants controlled by Canopy USA (the “Prior Warrants”) were cancelled in exchange for: (i) 24,601,467 TerrAscend Exchangeable Shares at a notional price of $5.10 per TerrAscend Exchangeable Share; and (ii) 22,474,130 new TerrAscend Warrants (the "New Warrants" and, together with the TerrAscend Exchangeable Shares, the "New TerrAscend Securities") with a weighted average exercise price of $6.07 per TerrAscend Common Share and expiring on December 31, 2032 (collectively, the “TerrAscend Arrangement”).

Following the issuance of the New TerrAscend Securities, Canopy USA beneficially owns: (i) 63,492,037 TerrAscend Exchangeable Shares; (ii) 22,474,130 New Warrants; and (iii) the TerrAscend Option. The TerrAscend Exchangeable Shares can be converted into TerrAscend Common Shares at Canopy USA's option, subject to the terms of the Protection Agreement.

Acquisition of Verona Manufacturing Facility

On November 8, 2022, the Company, through its affiliate BioSteel, completed the acquisition (the "Verona Acquisition") of a manufacturing facility located in Verona, Virginia (the "Verona Facility") from Flow Beverage Corp. ("Flow"), one of BioSteel's contract manufacturers. Consideration was $26.4 million (US$19.5 million), consisting of cash paid of $15.7 million (US$11.6 million) and $8.5 million (US$6.3 million) for the repayment of debt and the retirement of certain lease obligations, and $2.2 million (US$1.6 million) in remediation and indemnity holdbacks to be retained by us and paid within one year of the closing of the Verona Acquisition. BioSteel and Flow have also entered into a co-manufacturing agreement whereby, in addition to the production of BioSteel-branded sports hydration beverages, BioSteel will produce Flow's portfolio of branded water at the Verona Facility.

Refer to Note 27 of our Interim Financial Statements for information regarding the fair value of the consideration given and the provisional fair values assigned to the assets acquired and liabilities assumed in connection with the Verona Acquisition.

Divestiture of Canadian Retail Operations

On September 27, 2022, we announced entering into the following two agreements to divest our retail business in Canada, which includes the retail stores operating under the Tweed and Tokyo Smoke banners.

The first agreement (the "OEGRC Agreement") was entered into with OEG Retail Cannabis ("OEGRC"), a prior Canopy Growth licensee partner that previously owned and operated our franchised Tokyo Smoke stores in Ontario. As part of the OEGRC Agreement, OEGRC acquired ownership of 23 of our corporate-owned retail stores in Manitoba, Saskatchewan, and Newfoundland and Labrador, as well as all Tokyo Smoke-related intellectual property (the “OEGRC Transaction”). In connection with the OEGRC Transaction, the Tokyo Smoke brand has been transferred to OEGRC and all acquired retail stores branded as Tweed will be rebranded by OEGRC. In addition, the master franchise agreement between us and OEGRC, pursuant to which OEGRC licenses the Tokyo Smoke brand in Ontario, was terminated effective on the closing of the OEGRC Transaction. The OEGRC Transaction closed on December 30, 2022.

The second agreement (the "FOUR20 Agreement") was entered into with 420 Investments Ltd. ("FOUR20"), a licensed cannabis retailer, pursuant to which FOUR20 acquired the ownership of five of our corporate-owned retail stores in Alberta (the “FOUR20 Transaction”). Pursuant to the FOUR20 Agreement, these stores will be rebranded under FOUR20's retail banner following the closing of the FOUR20 Transaction. The FOUR20 Transaction closed on October 26, 2022.

Refer to Note 28 of our Interim Financial Statements for further information regarding the divestiture of our Canadian retail operations.

Part 2 - Results of Operations

Discussion of Third Quarter of Fiscal 2023 Results of Operations

	Three months ended December 31,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2022	2021	$ Change	% Change
Selected consolidated financial information:
Net revenue	$101,213	$140,972	$(39,759)	(28%)
Gross margin percentage	(2%)	7%	-	(900 bps)
Net loss	$(266,722)	$(115,496)	$(151,226)	(131%)
Net loss attributable to Canopy Growth Corporation	$(261,583)	$(108,925)	$(152,658)	(140%)
Basic and diluted loss per share[1]	$(0.54)	$(0.28)	$(0.26)	(93%)

[1]For the three months ended December 31, 2022, the weighted average number of outstanding common shares, basic and diluted, totaled 486,112,598 (three months ended December 31, 2021 - 393,818,282).

Revenue

We report net revenue in five segments: (i) Canada cannabis; (ii) rest-of-world cannabis; (iii) Storz & Bickel; (iv) BioSteel; and (v) This Works. Revenue derived from the remainder of our operations are included within "other". The following tables present segmented net revenue, by channel and by form, for the three months ended December 31, 2022 and 2021:

Revenue by Channel	Three months ended December 31,
(in thousands of Canadian dollars)	2022	2021	$ Change	% Change
Canada cannabis
Canadian adult-use cannabis
Business-to-business[1]	$21,522	$33,282	$(11,760)	(35%)
Business-to-consumer	11,036	14,477	(3,441)	(24%)
	32,558	47,759	(15,201)	(32%)
Canadian medical cannabis[2]	14,059	12,919	1,140	9%
	$46,617	$60,678	$(14,061)	(23%)
Rest-of-world cannabis
C3	-	9,675	(9,675)	(100%)
Other rest-of-world cannabis[3]	5,846	12,624	(6,778)	(54%)
	$5,846	$22,299	$(16,453)	(74%)

Storz & Bickel	$20,214	$25,205	$(4,991)	(20%)
BioSteel[4]	$16,363	$16,974	$(611)	(4%)
This Works	$8,289	$10,730	$(2,441)	(23%)
Other	3,884	5,086	(1,202)	(24%)

Net revenue	$101,213	$140,972	$(39,759)	(28%)

[1] Reflects excise taxes of $10,797 and other revenue adjustments, representing our determination of returns and pricing adjustments, of $2,000 for the three months ended December 31, 2022 (three months ended December 31, 2021 - excise taxes of $12,754 and other revenue adjustments of $1,000).

[2] Reflects excise taxes of $1,339 for the three months ended December 31, 2022 (three months ended December 31, 2021 - $1,298).
[3] Reflects other revenue adjustments of $3,684 for the three months ended December 31, 2022 (three months ended December 31, 2021 - $1,421).
[4] Reflects other revenue adjustments of $3,185 for the three months ended December 31, 2022 (three months ended December 31, 2021 - $1,305).

Net revenue was $101.2 million in the third quarter of fiscal 2023, as compared to $141.0 million in the third quarter of fiscal 2022. The year-over-year decrease is primarily attributable to: (i) the continuing decrease in net revenue from our Canada cannabis segment, as increased competition in the Canadian adult-use market has resulted in lower sales velocities and continued price compression; (ii) the divestiture of our interest in C3 Cannabinoid Compound Company GmbH (“C3”) in the fourth quarter of fiscal 2022; (iii) a decline in our U.S. CBD business, as we focused our product and brand portfolio; and (iv) softer performance in our Storz & Bickel and This Works businesses.

Canada cannabis

Net revenue from our Canada cannabis segment was $46.6 million in the third quarter of fiscal 2023, as compared to $60.7 million in the third quarter of fiscal 2022.

Canadian adult-use cannabis net revenue was $32.6 million in the third quarter of fiscal 2023, as compared to $47.8 million in the third quarter of fiscal 2022.

•
Net revenue from the business-to-business channel was $21.5 million in the third quarter of fiscal 2023, as compared to $33.3 million in the third quarter of fiscal 2022. The year-over-year decrease is primarily attributable to: (i) the continuing impacts of price compression across all categories of the Canadian adult-use market, predominantly resulting from increased competition; and (ii) lower sales volumes across the premium and value-priced categories of the Canadian adult-use cannabis market.
•
Revenue from the business-to-consumer channel was $11.0 million in the third quarter of fiscal 2023, as compared to $14.5 million in the third quarter of fiscal 2022. The year-over-year decrease is primarily attributable to: (i) the closing of the FOUR20 Transaction on October 26, 2022, as described under "Recent Developments" above; (ii) the continuing rapid increase in the number of third-party owned retail stores across Canada, which has resulted in increased competition for traffic at our corporate-owned stores which we continued to operate in certain provinces; and (iii) price compression resulting from the increased competition, which impacted most of our product categories.

Canadian medical cannabis net revenue was $14.1 million in the third quarter of fiscal 2023, as compared to $12.9 million in the third quarter of fiscal 2022. The year-over-year increase is primarily attributable to an increase in the average size of medical orders placed by our customers due largely to a shift in our customer mix, partially offset by a year-over-year decrease in the total number of medical orders which was primarily related to the increasing number of adult-use cannabis retail stores across Canada.

Rest-of-world cannabis

Rest-of-world cannabis revenue was $5.8 million in the third quarter of fiscal 2023, as compared to $22.3 million in the third quarter of fiscal 2022. The year-over-year decrease is attributable to:

•
the divestiture of C3, which was completed on January 31, 2022, and resulted in a decrease in revenue of $9.7 million as compared to the third quarter of fiscal 2022; and
•
a year-over-year decrease of $6.8 million in other rest-of-world cannabis revenue, primarily attributable to: (i) a decline in our U.S. CBD business following our strategy shift initiated in the fourth quarter of fiscal 2022 to re-focus and refine our portfolio of product and brand offerings, and we recognized additional variable consideration which we expect to incur as a result; and (ii) in the third quarter of fiscal 2022, we generated revenue of $4.2 million from opportunistic bulk cannabis sales, predominantly to Israel; these sales did not repeat in the third quarter of fiscal 2023. Additionally, in the third quarter of fiscal 2023, we recognized a downward adjustment of $0.9 million related to a customer in Israel. These declines were partially offset by year-over-year growth in our global medical cannabis business, particularly in Australia and in our European markets.

Storz & Bickel

Revenue from Storz & Bickel was $20.2 million in the third quarter of fiscal 2023, as compared to $25.2 million in the third quarter of fiscal 2022. The year-over-year decrease is primarily attributable to: (i) the slowdown in consumer spending in North America and Europe, as consumers are exercising caution in an uncertain and inflationary environment; and (ii) the impact of changes in foreign exchange rates.

BioSteel

Revenue from BioSteel was $16.4 million in the third quarter of fiscal 2023, as compared to $17.0 million in the third quarter of fiscal 2022. The year-over-year decrease is primarily attributable to timing shifts in the distribution and sales of our products into our key markets.

This Works

Revenue from This Works was $8.3 million in the third quarter of fiscal 2023, as compared to $10.7 million in the third quarter of fiscal 2022. The year-over-year decrease is primarily attributable to: (i) continuing softer performance in certain of our product lines, particularly our "Sleep" line, relative to the third quarter of fiscal 2022; (ii) lower sales velocities through e-commerce channels; and (iii) the impact of changes in foreign exchange rates.

Cost of Goods Sold and Gross Margin

The following table presents cost of goods sold, gross margin and gross margin percentage on a consolidated basis for the three months ended December 31, 2022 and 2021:

	Three months ended December 31,
(in thousands of Canadian dollars except where indicated)	2022	2021	$ Change	% Change
Net revenue	$101,213	$140,972	$(39,759)	(28%)

Cost of goods sold	$103,654	$130,882	$(27,228)	(21%)
Gross margin	(2,441)	10,090	(12,531)	(124%)
Gross margin percentage	(2%)	7%	-	(900 bps)

Cost of goods sold was $103.7 million in the third quarter of fiscal 2023, as compared to $130.9 million in the third quarter of fiscal 2022. Our gross margin was $(2.4) million in the third quarter of fiscal 2023, or (2%) of net revenue, as compared to a gross margin of $10.1 million and gross margin percentage of 7% of net revenue in the third quarter of fiscal 2022. The year-over-year decrease in the gross margin percentage was primarily attributable to:

•
a shift in the business mix relative to the third quarter of fiscal 2022 resulting from a decrease in the proportionate revenue contribution from the higher-margin C3 business, as a result of the completion of the divestiture of C3 on January 31, 2022;
•
a decrease in the amount of payroll subsidies received from the Canadian government pursuant to a COVID-19 relief program, from $6.6 million in the third quarter of fiscal 2022 to $nil in the third quarter of fiscal 2023;

•
a decline in BioSteel's gross margin, primarily due to: (i) inventory write-downs, primarily related to aging inventory; and (ii) higher third-party shipping, distribution and warehousing costs across North America relative to the third quarter of fiscal 2022; and
•
additional variable consideration recognized in respect of our U.S. CBD business, which we expect to incur in relation to the re-focusing of our product and brand portfolio.

These factors, resulting in a year-over-year decrease in our gross margin percentage, were partially offset by the following:

•
improvement in our Canada cannabis segment, attributable to the realized benefit of our cost savings program that we announced in April 2022;
•
charges totaling $3.1 million in the third quarter of fiscal 2022 relating to the flow-through of inventory step-up associated with the acquisition of Supreme Cannabis in the first quarter of fiscal 2022;
•
a year-over-year decrease in restructuring charges, from $4.6 million in the third quarter of fiscal 2022, related to inventory write-downs resulting from strategic changes to our business, including the closure of our facility in Langley, British Columbia, to $3.6 million in the third quarter of fiscal 2023, related to inventory write-downs and other associated charges resulting primarily from the strategic changes to our business that were initiated in the fourth quarter of fiscal 2022, and charges associated with certain contract manufacturing agreements that are not expected to occur past fiscal 2023; and
•
the realized benefit of our cost savings program and the strategic changes to our U.S. CBD business, including the shift to a the re-focusing of our U.S. CBD product and brand portfolio.

We report gross margin and gross margin percentage in five segments: (i) Canada cannabis; (ii) rest-of-world cannabis; (iii) Storz & Bickel; (iv) BioSteel; and (v) This Works. Cost of sales associated with the remainder of our operations are included within "other". The following table presents segmented gross margin and gross margin percentage for the three months ended December 31, 2022 and 2021:

	Three months ended December 31,
(in thousands of Canadian dollars except where indicated)	2022	2021	$ Change	% Change
Canada cannabis segment
Net revenue	$46,617	$60,678	$(14,061)	(23%)
Cost of goods sold	51,898	73,799	(21,901)	(30%)
Gross margin	(5,281)	(13,121)	7,840	60%
Gross margin percentage	(11%)	(22%)		1,100 bps

Rest-of-world cannabis segment
Revenue	$5,846	$22,299	$(16,453)	(74%)
Cost of goods sold	8,030	17,639	(9,609)	(54%)
Gross margin	(2,184)	4,660	(6,844)	(147%)
Gross margin percentage	(37%)	21%		(5,800) bps

Storz & Bickel segment
Revenue	$20,214	$25,205	$(4,991)	(20%)
Cost of goods sold	11,028	14,033	(3,005)	(21%)
Gross margin	9,186	11,172	(1,986)	(18%)
Gross margin percentage	45%	44%		100 bps

BioSteel segment
Revenue	$16,363	$16,974	$(611)	(4%)
Cost of goods sold	24,032	15,622	8,410	54%
Gross margin	(7,669)	1,352	(9,021)	(667%)
Gross margin percentage	(47%)	8%		(5,500) bps

This Works segment
Revenue	$8,289	$10,730	$(2,441)	(23%)
Cost of goods sold	4,257	5,261	(1,004)	(19%)
Gross margin	4,032	5,469	(1,437)	(26%)
Gross margin percentage	49%	51%		(200) bps

Other
Cost of goods sold	$4,409	$4,528	$(119)	(3%)

Canada cannabis

Gross margin for our Canada cannabis segment was $(5.3) million in the third quarter of fiscal 2023, or (11%) of net revenue, as compared to $(13.1) million in the third quarter of fiscal 2022, or (22%) of net revenue. The year-over-year increase in the gross margin percentage was primarily attributable to: (i) the realized benefit of our cost savings program that we announced in April 2022; and (ii) charges totaling $3.1 million recognized in the third quarter of fiscal 2022 relating to the flow-through of inventory step-up associated with the acquisition of Supreme Cannabis in the first quarter of fiscal 2022.

These factors were partially offset by: (i) the impacts on our gross margin percentage from the year-over-year decrease in net revenue and continued price compression; and (ii) a decrease in the amount of payroll subsidies received from the Canadian government pursuant to a COVID-19 relief program, from $6.6 million in the third quarter of fiscal 2022 to $nil in the third quarter of fiscal 2023.

Rest-of-world cannabis

Gross margin for our rest-of-world cannabis segment was $(2.2) million in the third quarter of fiscal 2023, or (37%) of net revenue, as compared to $4.7 million in the third quarter of fiscal 2022, or 21% of net revenue. The year-over-year decrease in the gross margin percentage is primarily attributable to:

•
the decrease in the proportionate revenue contribution from the higher-margin C3 business relative to the third quarter of fiscal 2022, as a result of the completion of the divestiture of C3 on January 31, 2022;
•
additional variable consideration recognized in respect of our U.S. CBD business, which we expect to incur in relation to the re-focusing of our product and brand portfolio; and
•
a significant reduction in bulk cannabis sales relative to the third quarter of fiscal 2022, and an adjustment related to a customer in Israel which further impacted revenue.

These factors were partially offset by: (i) the growth in our Australian medical cannabis business; (ii) the realized benefit of our cost savings program and the strategic changes to our U.S. CBD business that were initiated in the fourth quarter of fiscal 2022, including the shift to a contract manufacturing model for certain product formats and the re-focusing of our U.S. CBD product and brand portfolio; and (iii) the year-over-year decrease in restructuring charges, as we recorded charges of $2.6 million in the third quarter of fiscal 2022 relating to inventory write-downs resulting from strategic changes to our business. These charges decreased to $0.3 million in the third quarter of fiscal 2023.

Storz & Bickel

Gross margin for our Storz & Bickel segment was $9.2 million in the third quarter of fiscal 2023, as compared to $11.2 million in the third quarter of fiscal 2022. Our gross margin percentage was 45% in the third quarter of fiscal 2023, relatively consistent with our gross margin percentage of 44% in the third quarter of fiscal 2022.

BioSteel

Gross margin for our BioSteel segment was $(7.7) million in the third quarter of fiscal 2023, or (47%) of net revenue, as compared to $1.4 million in the third quarter of fiscal 2022, or 8% of net revenue. The year-over-year decrease in the gross margin percentage is primarily attributable to: (i) inventory write-downs, primarily related to aging inventory; (ii) restructuring charges of $1.6 million, relating primarily to charges associated with certain contract manufacturing agreements that are not expected to occur past fiscal 2023; and (iii) higher third-party shipping, distribution and warehousing costs across North America relative to the third quarter of fiscal 2022.

This Works

Gross margin for our This Works segment was $4.0 million in the third quarter of fiscal 2023, as compared to $5.5 million in the third quarter of fiscal 2022. Our gross margin percentage was 49% in the third quarter of fiscal 2023, relatively consistent with our gross margin percentage of 51% in the third quarter of fiscal 2022.

Operating Expenses

The following table presents operating expenses for the three months ended December 31, 2022 and 2021:

	Three months ended December 31,
(in thousands of Canadian dollars)	2022	2021	$ Change	% Change
Operating expenses
General and administrative	$33,677	$27,421	$6,256	23%
Sales and marketing	62,207	64,398	(2,191)	(3%)
Research and development	4,907	6,510	(1,603)	(25%)
Acquisition-related costs	13,347	1,617	11,730	725%
Depreciation and amortization	8,498	16,889	(8,391)	(50%)
Selling, general and administrative expenses	122,636	116,835	5,801	5%

Share-based compensation	6,428	5,806	622	11%
Share-based compensation related to acquisition milestones	-	971	(971)	(100%)
Share-based compensation expense	6,428	6,777	(349)	(5%)

Asset impairment and restructuring costs	22,259	36,439	(14,180)	(39%)
Total operating expenses	$151,323	$160,051	$(8,728)	(5%)

Selling, general and administrative expenses

Selling, general and administrative expenses were $122.6 million in the third quarter of fiscal 2023, as compared to $116.8 million in the third quarter of fiscal 2022.

General and administrative expense was $33.7 million in the third quarter of fiscal 2023, as compared to $27.4 million in the third quarter of fiscal 2022. The year-over-year increase is primarily attributable to:

•
a year-over-year decrease in the amount of payroll subsidies received from the Canadian government pursuant to a COVID-19 relief program, from $10.6 million received in the third quarter of fiscal 2022 to $nil in the third quarter of fiscal 2023.
•
the increase noted above was partially offset by the impact of the restructuring actions initiated in the fourth quarter of fiscal 2022, which included operational changes designed to align general and administrative costs with business objectives, and further streamline the organization to drive process-related efficiencies. We realized reductions relative to the third quarter of fiscal 2022 primarily in relation to: (i) compensation costs for finance, information technology, legal and other administrative functions; (ii) third-party costs associated with administrative functions; and (iii) facilities and insurance costs.

Sales and marketing expense was $62.2 million in the third quarter of fiscal 2023, as compared to $64.4 million in the third quarter of fiscal 2022. The year-over-year decrease is primarily attributable to the previously-noted restructuring actions that were initiated in the fourth quarter of fiscal 2022, which resulted in a reduction in compensation costs and a rationalization of our sales and marketing spending in certain areas of our business. This decrease was partially offset by a year-over-year increase attributable to higher sponsorship fees associated with BioSteel's partnership deals, including the partnership with the National Hockey League and National Hockey League Players' Association, and increased advertising, trade activity and promotion expenses associated with BioSteel's new product launches.

Research and development expense was $4.9 million in the third quarter of fiscal 2023, as compared to $6.5 million in the third quarter of fiscal 2022. The year-over-year decrease is primarily attributable to cost reductions associated with the previously-noted restructuring actions that were initiated in the fourth quarter of fiscal 2022, as we continued to realize reductions in compensation costs and concluded or curtailed certain research and development projects. We also realized a reduction in research and development costs associated with the completion of the divestiture of C3 on January 31, 2022, which resulted in no costs being recorded in relation to C3 in the third quarter of fiscal 2023.

Acquisition-related costs were $13.3 million in the third quarter of fiscal 2023, as compared to $1.6 million in the third quarter of fiscal 2022. In the third quarter of fiscal 2023, costs were incurred primarily in relation to the Reorganization and the divestiture of certain of our corporate-owned retail stores in Canada (both of which are described under "Recent Developments" above), and evaluating other potential acquisition opportunities. Comparatively, in the third quarter of fiscal 2022, costs were incurred primarily in relation to the plan to acquire Wana, the divestiture of C3, and evaluating other potential acquisition opportunities.

Depreciation and amortization expense was $8.5 million in the third quarter of fiscal 2023, as compared to $16.9 million in the third quarter of fiscal 2022. The year-over-year decrease is primarily attributable to:

•
the previously-noted restructuring actions that were initiated in fiscal 2022, including the closure of certain of our Canadian facilities and other operational changes to implement cultivation-related efficiencies and improvements in the Canadian adult-use cannabis business, and the shift to a contract manufacturing model for certain product formats;
•
the divestiture of certain of our corporate-owned retail stores in Canada in connection with the OEGRC Transaction and the FOUR20 Transaction (as described under "Recent Developments" above);
•
the decrease in amortization expense associated with the impairment of certain of our intellectual property intangible assets in the fourth quarter of fiscal 2022; and
•
the completion of the divestiture of C3 on January 31, 2022, which resulted in no depreciation and amortization expense being recorded in relation to C3 in the third quarter of fiscal 2023.

Share-based compensation expense

Share-based compensation expense was $6.4 million in the third quarter of fiscal 2023, as compared to $5.8 million in the third quarter of fiscal 2022. The year-over-year increase is primarily attributable to 4.7 million stock option grants, and 3.1 million restricted share unit ("RSU") and performance share unit ("PSU") grants in the nine months ended December 31, 2022. The increase related to these grants was partially offset by the impact of our previously-noted restructuring actions, which resulted in 6.1 million stock option forfeitures and 1.9 million RSU and PSU forfeitures in the nine months ended December 31, 2022 (including 2.4 million stock option forfeitures and 0.8 million RSU and PSU forfeitures in the third quarter of fiscal 2023).

Share-based compensation expense related to acquisition milestones was $nil in the third quarter of fiscal 2023, as compared to $1.0 million in the third quarter of fiscal 2022. The year-over-year decrease is primarily attributable to: (i) the completion of vesting, in prior quarters, of the share-based compensation associated with certain of our acquisitions; and (ii) as a result of the restructuring actions completed in the fourth quarter of fiscal 2022, the acceleration of share-based compensation expense related to unvested milestones associated with acquisitions completed in prior fiscal years.

Asset impairment and restructuring costs

Asset impairment and restructuring costs recorded in operating expenses were $22.3 million in the third quarter of fiscal 2023, as compared to $36.4 million in the third quarter of fiscal 2022.

Asset impairment and restructuring costs recorded in the third quarter of fiscal 2023 were primarily related to:

•
asset impairment charges totaling $10.6 million relating to certain acquired brand intangible assets within our Canada cannabis segment;
•
employee-related restructuring charges associated with actions completed in the third quarter of fiscal 2023 as part of our ongoing program to align general and administrative costs with business objectives, and further streamline the organization;
•
incremental impairment losses associated with the divestiture of our Canadian retail operations in connection with the OEGRC Transaction and the FOUR20 Transaction, as described above under "Recent Developments", as we recorded write-downs of certain other assets due to the excess of their carrying values over their estimated fair values, and recognized contractual and other settlement obligations; and
•
incremental costs primarily associated with the restructuring actions completed in fiscal 2022, including the closure of certain of our Canadian production facilities.

Comparatively, in the third quarter of fiscal 2022, we recorded charges primarily associated with adjustments related to changes in the estimated fair value of certain of our Canadian sites that were closed in December 2020 as part of a strategic review of our operations. The charges recorded in the third quarter of fiscal 2022 primarily represented the difference between the net book value of the associated long-lived assets and their estimated fair value.

Other

The following table presents other income (expense), net, and income tax (expense) recovery for the three months ended December 31, 2022 and 2021:

	Three months ended December 31,
(in thousands of Canadian dollars)	2022	2021	$ Change	% Change
Other income (expense), net	(113,340)	34,282	(147,622)	(431%)
Income tax recovery	382	183	199	109%

Other income (expense), net

Other income (expense), net was an expense amount of $113.3 million in the third quarter of fiscal 2023, as compared to an income amount of $34.3 million in the third quarter of fiscal 2022. The year-over-year change of $147.6 million, from an income amount to an expense amount, is primarily attributable to:

•
Decrease in non-cash income of $67.3 million related to fair value changes on the warrant derivative liability associated with the Tranche B Warrants held by CBI (as defined in Note 29 of the Interim Financial Statements). The fair value of the warrant derivative liability remained consistent during the third quarter of fiscal 2023, as the impact of the decrease in our share price during the period was completely offset by: (i) the fact that the warrant derivative liability was valued at only $0.7 million at September 30, 2022, meaning the impact of factors such as changes in our share price during the period are having an increasingly insignificant impact on the fair value determination; and (ii) the shorter expected time to maturity of the Tranche B Warrants. Comparatively, the income amount recognized in the third quarter of fiscal 2022 of $67.3 million, associated with a decrease in the fair value of the warrant derivative liability, was primarily attributable to a decrease of approximately 37% in our share price during the third quarter of fiscal 2022, further impacted by a shorter expected time to maturity of the Tranche B Warrants.

•
Decrease in non-cash income of $59.0 million related to the non-cash fair value changes on the liability arising from the Acreage Arrangement, from an income amount of $59.0 million in the third quarter of fiscal 2022 to a fair value change of $nil in the third quarter of fiscal 2023. The fair value change of $nil associated with the Acreage Amended Arrangement in the third quarter of fiscal 2023 is a result of the change, in the first quarter of fiscal 2023, from a liability amount to an asset amount recorded in other financial assets; in the third quarter of fiscal 2023, the fair value of the Acreage call option decreased, as explained below, but remained in an asset position. Comparatively, the income amount recognized in the third quarter of fiscal 2022, associated with a decrease in the liability arising from the Acreage Arrangement, was primarily attributable to a decrease of approximately 37% in our share price in the third quarter of fiscal 2022, relative to a decrease of approximately 40% in Acreage’s share price during that same period. As a result, the probability-weighted expected return model used to determine the fair value of the liability arising from the Acreage Arrangement at December 31, 2021 reflected a lower estimated value of the Canopy Growth common shares expected to be issued at the exchange ratio of 0.3048 upon a Triggering Event, relative to the estimated value of the Fixed Shares expected to be acquired at that time (changes in our share price have a more significant impact on the model relative to changes in Acreage's share price); this resulted in a reduction of the liability amount in the third quarter of fiscal 2022.

•
Change of $9.6 million related to the non-cash fair value changes on the Notes, from an income amount of $0.6 million in the third quarter of fiscal 2022 to an expense amount of $9.0 million in the third quarter of fiscal 2023. The expense amount recognized in the third quarter of fiscal 2023 was primarily attributable to the accrual of interest on the Notes, and changes in credit spreads during the period. Comparatively, the income amount recognized in the third quarter of fiscal 2022 was primarily attributable to the decrease in our share price of approximately 37% during that period.

•
Increase in non-cash expense of $27.1 million related to fair value changes on our other financial assets, from $68.7 million in the third quarter of fiscal 2022 to $95.8 million in the third quarter of fiscal 2023. The expense amount in the third quarter of fiscal 2023 is primarily attributable to fair value decreases relating to our investments in:
o
The TerrAscend Exchangeable Shares, including the additional 24.6 million TerrAscend Exchangeable Shares received on December 9, 2022 as part of the TerrAscend Arrangement (as described under "Recent Developments" above), in the amount of $31.5 million. This decrease is primarily attributable to: (i) a decrease of approximately 12% in TerrAscend's share price during the third quarter of fiscal 2023, impacting the 38.9 million TerrAscend Exchangeable Shares that were held by us throughout the entire period; and (ii) a decrease of approximately 43% in TerrAscend's share price from December 9, 2022 to December 31, 2022, impacting the additional TerrAscend Exchangeable Shares received as part of the TerrAscend Arrangement;
o
The Wana and Jetty financial instruments, in the amounts of $16.2 million and $10.2 million, respectively, attributable primarily to an increase in the discount rates used in the valuation of these instruments; this increase was in-line with the increase in interest rates relative to the prior fiscal period;
o
The Acreage call option, in the amount of $35.0 million. On a quarterly basis, we determine the fair value of the Acreage call option using a probability-weighted expected return model, incorporating several potential scenarios and outcomes associated with the Acreage Amended Arrangement. The fair value decrease in the third quarter of fiscal 2023 is primarily attributable to a decrease of approximately 16% in our share price during the third quarter of fiscal 2023, relative to a decrease of approximately 29% in Acreage's share price during that same period. As a result, the model at December 31, 2022 reflects both a lower estimated value of the Canopy Growth common shares expected to be issued upon a Triggering Event, and a lower estimated value of the Acreage shares expected to be acquired at that time. In the third quarter of fiscal 2023, the relative share price movements resulted in a decrease in the value of the Acreage call option;
o
The New Warrants issued by TerrAscend as part of the TerrAscend Arrangement, in the amount of $17.5 million, primarily attributable to a decrease of approximately 43% in TerrAscend's share price from December 9, 2022 to December 31, 2022.

These fair value decreases were partially offset by fair value increases associated with the secured debentures issued by TerrAscend Canada and Arise Bioscience and the associated Prior Warrants, up to the closing of the TerrAscend Arrangement on December 9, 2022 (totaling $9.9 million), which were driven largely by an increase of approximately 55% in TerrAscend’s share price from September 30, 2022 to December 9, 2022.

Comparatively, in the third quarter of fiscal 2022 the expense amount was primarily attributable to fair value decreases relating to our investments in the TerrAscend Exchangeable Shares ($53.0 million), and the secured debentures issued by TerrAscend Canada and Arise Bioscience and associated Prior Warrants (totaling $13.0 million), driven largely by: (i) a decrease of approximately 12% in TerrAscend’s share price in the third quarter of fiscal 2022; and (ii) re-assessments of the probability and timing of changes in federal laws in the United States regarding the permissibility of the cultivation, distribution or possession of marijuana in the third quarter of fiscal 2022.

•
Increase in interest expense of $6.9 million, from $26.4 million in the third quarter of fiscal 2022 to $33.3 million in the third quarter of fiscal 2023. The year-over-year increase is primarily attributable to: (i) the increase in interest rates relative to the prior period, thus impacting the amount of interest payable associated with the variable interest rate debt owing under the Credit Agreement; and (ii) the strengthening of the U.S. dollar relative to the Canadian dollar, as compared to the prior year period.

•
In the third quarter of fiscal 2023, we recognized income in the amount of $8.9 million in connection with the Paydown, as described under "Recent Developments" above, pursuant to the balance sheet actions completed as part of the Reorganization. The income amount represents the gain recognized upon the first payment made in connection with the Paydown on November 10, 2022, as we repaid $126.3 million (US$94.4 million) of the principal amount outstanding under the Credit Agreement at a discounted price of US$930 per US$1,000.

•
Increase in interest income of $5.5 million, from $1.6 million in the third quarter of fiscal 2022 to $7.0 million in the third quarter of fiscal 2023. The year-over-year increase is primarily attributable to the increase in interest rates relative to the comparative fiscal period, the impact of which was only partially offset by the year-over-year combined decrease in our cash and cash equivalents and short-term investments balances.

•
In the third quarter of fiscal 2023, we recognized a gain of $4.1 million associated with the closing of the OEGRC Transaction and the FOUR20 Transaction, and the derecognition of the assets and liabilities of the Canadian retail operations from our consolidated financial statements. The gain represents the difference between the carrying amounts of the derecognized assets and liabilities, and the fair value of the consideration received. See "Recent Developments" above for further details.

Income tax recovery

Income tax recovery in the third quarter of fiscal 2023 was $0.4 million, compared to an income tax recovery of $0.2 million in the third quarter of fiscal 2022. In the third quarter of fiscal 2023, income tax expense consisted of deferred income tax recovery of $0.9 million (compared to an expense of $2.4 million in the third quarter of fiscal 2022) and current income tax expense of $0.5 million (compared to a recovery of $2.6 million in the third quarter of fiscal 2022).

The change of $3.2 million, from deferred income tax expense to deferred income tax recovery, is primarily a result of the change in deferred tax liabilities that arose in connection with the required revaluation of the accounting carrying value, but not the tax basis, of property, plant and equipment, intangible assets, and other financial assets. In connection with certain deferred tax assets, mainly in respect to losses for tax purposes, where the accounting criteria for recognition of an asset has yet to be satisfied and it is not probable that they will be used, the deferred tax asset has not been recognized.

The change of $3.0 million, from a current income tax recovery to current income tax expense arose primarily in connection with legal entities that generated income for tax purposes that could not be reduced by the group’s tax attributes.

Net Loss

The net loss in the third quarter of fiscal 2023 was $266.7 million, as compared to a net loss of $115.5 million in the third quarter of fiscal 2022. The year-over-year increase in the net loss is primarily attributable to: (i) the year-over-year change in other income (expense), net, of $147.6 million, from an income amount to an expense amount; (ii) the year-over-year decrease in our gross margin; and (iii) the year-over-year increase in selling, general and administrative expenses. These factors were only partially offset by the year-over-year decrease in asset impairment and restructuring costs. These variances are described above.

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

The following table presents Adjusted EBITDA for the three months ended December 31, 2022 and 2021:

	Three months ended December 31,
(in thousands of Canadian dollars)	2022	2021	$ Change	% Change
Net loss	$(266,722)	$(115,496)	$(151,226)	(131%)
Income tax recovery	(382)	(183)	(199)	(109%)
Other (income) expense, net	113,340	(34,282)	147,622	431%
Share-based compensation[1]	6,428	6,777	(349)	(5%)
Acquisition-related costs	13,347	1,617	11,730	725%
Depreciation and amortization[1]	20,602	30,017	(9,415)	(31%)
Asset impairment and restructuring costs	22,259	36,439	(14,180)	(39%)
Restructuring costs recorded in cost of goods sold	3,626	4,554	(928)	(20%)
Charges related to the flow-through of inventory step-up on business combinations	-	3,147	(3,147)	(100%)
Adjusted EBITDA	$(87,502)	$(67,410)	$(20,092)	(30%)

[1] From Consolidated Statements of Cash Flows.

The Adjusted EBITDA loss in the third quarter of fiscal 2023 was $87.5 million, as compared to an Adjusted EBITDA loss of $67.4 million in the third quarter of fiscal 2022. The year-over-year increase in the Adjusted EBITDA loss is primarily attributable to the year-over-year decrease our gross margin, and the year-over-year increase in our general and administrative expenses. These variances are described above.

Discussion of Results of Operations for the Nine Months Ended December 31, 2022

	Nine months ended December 31,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2022	2021	$ Change	% Change
Selected consolidated financial information:
Net revenue	$329,191	$408,555	$(79,364)	(19%)
Gross margin percentage	0%	(8%)	-	800 bps
Net (loss) income	$(2,586,189)	$258,128	$(2,844,317)	(1,102%)
Net (loss) income attributable to Canopy Growth Corporation	$(2,566,537)	$272,435	$(2,838,972)	(1,042%)
Basic (loss) earnings per share[1]	$(5.66)	$0.70	$(6.36)	(909%)
Diluted (loss) earnings per share[1]	$(5.66)	$0.43	$(6.09)	(1,416%)

[1]For the nine months ended December 31, 2022, the weighted average number of outstanding common shares, basic and diluted, totaled 453,237,882 (nine months ended December 31, 2021 - basic of 390,423,083 and diluted of 410,986,802).

Revenue

We report net revenue in five segments: (i) Canada cannabis; (ii) rest-of-world cannabis; (iii) Storz & Bickel; (iv) BioSteel; and (v) This Works. Revenue derived from the remainder of our operations are included within "other". The following tables present segmented net revenue, by channel and by form, for the nine months ended December 31, 2022 and 2021:

Revenue by Channel	Nine months ended December 31,
(in thousands of Canadian dollars)	2022	2021	$ Change	% Change
Canada cannabis
Canadian adult-use cannabis
Business-to-business[1]	$73,379	$117,902	$(44,523)	(38%)
Business-to-consumer	36,243	48,473	(12,230)	(25%)
	109,622	166,375	(56,753)	(34%)
Canadian medical cannabis net revenue[2]	41,714	39,504	2,210	6%
	$151,336	$205,879	$(54,543)	(26%)
Rest-of-world cannabis
C3	-	33,005	(33,005)	(100%)
Other rest-of-world cannabis[3]	30,179	32,357	(2,178)	(7%)
	$30,179	$65,362	$(35,183)	(54%)

Storz & Bickel	$49,351	$63,786	$(14,435)	(23%)
BioSteel[4]	$64,173	$31,147	$33,026	106%
This Works	$20,677	$26,308	$(5,631)	(21%)
Other	13,475	16,073	(2,598)	(16%)

Net revenue	$329,191	$408,555	$(79,364)	(19%)

[1] Reflects excise taxes of $33,754 and other revenue adjustments, representing our determination of returns and pricing adjustments, of $2,903 for the nine months ended December 31, 2022 (nine months ended December 31, 2021 - excise taxes of $43,501 and other revenue adjustments of $4,000).

[2] Reflects excise taxes of $3,625 for the nine months ended December 31, 2022 (nine months ended December 31, 2021 - $4,039).
[3] Reflects other revenue adjustments of $4,885 for the nine months ended December 31, 2022 (nine months ended December 31, 2021 - $2,440).
[4] Reflects other revenue adjustments of $7,557 for the nine months ended December 31, 2022 (nine months ended December 31, 2021 - $5,935).

Net revenue was $329.2 million in the nine months ended December 31, 2022, as compared to $408.6 million in the nine months ended December 31, 2021. The year-over-year decrease is primarily attributable to: (i) the continuing decrease in net revenue from our Canada cannabis segment, as increased competition in the Canadian adult-use market has resulted in lower sales velocities, continued price compression, and reduced traffic at our corporate-owned retail stores; (ii) the divestiture of our interest in C3 in the fourth quarter of fiscal 2022; (iii) a decline in our U.S. CBD business, as we focused our product and brand offerings; and (iv) lower revenues from our Storz & Bickel and This Works businesses. These decreases were partially offset by continued growth in our BioSteel business, resulting from the continued expansion of our distribution and retail channels, and strong international sales growth.

Canada cannabis

Net revenue from our Canada cannabis segment was $151.3 million in the nine months ended December 31, 2022, as compared to $205.9 million in the nine months ended December 31, 2021.

Canadian adult-use cannabis net revenue was $109.6 million in the nine months ended December 31, 2022, as compared to $166.4 million in the nine months ended December 31, 2021.

•
Net revenue from the business-to-business channel was $73.4 million in the nine months ended December 31, 2022, as compared to $117.9 million in the nine months ended December 31, 2021. The year-over-year decrease is primarily attributable to: (i) the continuing impacts of price compression across all categories of the Canadian adult-use market, predominantly resulting from increased competition; and (ii) lower sales volumes across the premium and value-priced categories of the Canadian adult-use market. These factors were partially offset by a more favorable product mix due primarily to a decrease in the volume of value-priced dried product sold compared to the prior year.
•
Revenue from the business-to-consumer channel was $36.2 million in the nine months ended December 31, 2022, as compared to $48.5 million in the nine months ended December 31, 2021. The year-over-year decrease is primarily attributable to: (i) the continuing rapid increase in the number of third-party owned retail stores across Canada, which has resulted in increased competition for traffic at our corporate-owned stores which we operate in certain provinces; (ii) price compression resulting from the increased competition; and (iii) the closing of the FOUR20 Transaction on October 26, 2022, as described under "Recent Developments" above.

Canadian medical cannabis net revenue was $41.7 million in the nine months ended December 31, 2022, as compared to $39.5 million in the nine months ended December 31, 2021. The year-over-year increase is primarily attributable to an increase in the average size of medical orders placed by our customers due largely to a shift in our customer mix, partially offset by a year-over-year decrease in the total number of medical orders which was primarily related to the increasing number of adult-use cannabis retail stores across Canada.

Rest-of-world cannabis

Rest-of-world cannabis revenue was $30.2 million in the nine months ended December 31, 2022, as compared to $65.4 million in the nine months ended December 31, 2021. The year-over-year decrease is attributable to:

•
the divestiture of C3, which resulted in a decrease in revenue of $33.0 million as compared to the nine months ended December 31, 2021; and
•
a year-over-year decrease of $2.2 million in other rest-of-world cannabis revenue, primarily attributable to: (i) a decline in revenue in our U.S. CBD business following our strategy shift initiated in the fourth quarter of fiscal 2022 to re-focus and refine our portfolio of product and brand offerings, and we recognized additional variable consideration which we expect to incur as a result; and (ii) a decrease in bulk cannabis sales relative to the nine months ended December 31, 2021, and a downward adjustment of $0.9 million related to a customer Israel. These declines were partially offset by the year-over-year growth in our global medical cannabis business, particularly in Australia.

Storz & Bickel

Revenue from Storz & Bickel was $49.4 million in the nine months ended December 31, 2022, as compared to $63.8 million in the nine months ended December 31, 2021. The year-over-year decrease is primarily attributable to: (i) the slowdown in consumer spending in North America and Europe; (ii) temporary disruptions with certain distributors, primarily in the first half of the fiscal year; and (iii) the impact of changes in foreign exchange rates.

BioSteel

Revenue from BioSteel was $64.2 million in the nine months ended December 31, 2022, as compared to $31.1 million in the nine months ended December 31, 2021. The year-over-year increase is primarily attributable to: (i) continued growth in our distribution and retail channels, which resulted in increased sales velocities across North America; and (ii) strong international sales growth of ready-to-drink products and beverage mixes. All of BioSteel's major product lines contributed to the year-over-year revenue growth.

This Works

Revenue from This Works was $20.7 million in the nine months ended December 31, 2022, as compared to $26.3 million in the nine months ended December 31, 2021. The year-over-year decrease is primarily attributable to: (i) softer performance relative to the nine months ended December 31, 2022 in certain of our product lines, particularly our "Sleep" line; (ii) lower sales velocities through e-commerce channels; and (iii) and the impact of changes in foreign exchange rates.

Cost of Goods Sold and Gross Margin

The following table presents cost of goods sold, gross margin and gross margin percentage on a consolidated basis for the nine months ended December 31, 2022 and 2021:

	Nine months ended December 31,
(in thousands of Canadian dollars except where indicated)	2022	2021	$ Change	% Change
Net revenue	$329,191	$408,555	$(79,364)	(19%)

Cost of goods sold	$329,203	$442,367	$(113,164)	(26%)
Gross margin	(12)	(33,812)	33,800	100%
Gross margin percentage	0%	(8%)	-	800 bps

Cost of goods sold was $329.2 million in the nine months ended December 31, 2022, as compared to $442.4 million in the nine months ended December 31, 2021. Our gross margin was $nil in the nine months ended December 31, 2022, or 0% of net revenue, as compared to a gross margin of $(33.8) million and gross margin percentage of (8%) of net revenue in the nine months ended December 31, 2021. The year-over-year increase in the gross margin percentage was primarily attributable to:

•
the inventory write-downs we recorded in the second quarter of fiscal 2022, primarily related to excess Canadian cannabis inventory resulting from underperformance relative to forecast as well as declines in expected near-term demand;
•
the realized benefit of our cost savings program and strategic changes to our business that were initiated in the fourth quarter of fiscal 2022;
•
charges totaling $7.7 million recognized in the nine months ended December 31, 2021 relating to the flow-through of inventory step-up associated with the acquisition of Supreme Cannabis in the first quarter of fiscal 2022; and
•
the year-over-year increase in revenue at BioSteel, which drove improved operating leverage on our North American cost structure and gross margin improvement relative to the nine months ended December 31, 2021.

These factors were partially offset by the following, which impacted our gross margin percentage in the nine months ended December 31, 2022:

•
Restructuring charges totaling $15.6 million relating to: (i) inventory write-downs and other associated charges resulting primarily from the strategic changes to our business that were initiated in the fourth quarter of fiscal 2022; and (ii) charges associated with certain contract manufacturing agreements that are not expected to occur past fiscal 2023. Comparatively, in the nine months ended December 31, 2021, we recorded restructuring charges totaling $4.6 million relating to inventory write-downs resulting from strategic changes to our business, including the closure of our facility in Langley, British Columbia;
•
A decrease in the amount of payroll subsidies received from the Canadian government, pursuant to a COVID-19 relief program, from $20.8 million in the nine months ended December 31, 2021 to $1.6 million in the nine months ended December 31, 2022;
•
A shift in the business mix relative to the nine months ended December 31, 2021, resulting from a decrease in the proportionate revenue contribution from the higher-margin C3 business relative to the nine months ended December 31, 2021, as a result of the completion of the divestiture of C3 on January 31, 2022;
•
In our Canadian adult-use cannabis business, the impacts on our gross margin percentage from the year-over-year decrease in net revenue and continued price compression; and
•
Additional variable consideration recognized in respect of our U.S. CBD business, which we expect to incur in relation to the re-focusing of our product and brand portfolio.

We report gross margin and gross margin percentage in five segments: (i) Canada cannabis; (ii) rest-of-world cannabis; (iii) Storz & Bickel; (iv) BioSteel; and (v) This Works. Cost of sales associated with the remainder of our operations are included within "other". The following table presents segmented gross margin and gross margin percentage for the nine months ended December 31, 2022 and 2021:

	Nine months ended December 31,
(in thousands of Canadian dollars except where indicated)	2022	2021	$ Change	% Change
Canada cannabis segment
Net revenue	$151,336	$205,879	$(54,543)	(26%)
Cost of goods sold	176,802	303,804	(127,002)	(42%)
Gross margin	(25,466)	(97,925)	72,459	74%
Gross margin percentage	(17%)	(48%)		3,100 bps

Rest-of-world cannabis segment
Revenue	$30,179	$65,362	$(35,183)	(54%)
Cost of goods sold	33,855	41,117	(7,262)	(18%)
Gross margin	(3,676)	24,245	(27,921)	(115%)
Gross margin percentage	(12%)	37%		(4,900) bps

Storz & Bickel segment
Revenue	$49,351	$63,786	$(14,435)	(23%)
Cost of goods sold	28,542	36,163	(7,621)	(21%)
Gross margin	20,809	27,623	(6,814)	(25%)
Gross margin percentage	42%	43%		(100) bps

BioSteel segment
Revenue	$64,173	$31,147	$33,026	106%
Cost of goods sold	64,977	33,508	31,469	94%
Gross margin	(804)	(2,361)	1,557	66%
Gross margin percentage	(1%)	(8%)		700 bps

This Works segment
Revenue	$20,677	$26,308	$(5,631)	(21%)
Cost of goods sold	11,695	13,885	(2,190)	(16%)
Gross margin	8,982	12,423	(3,441)	(28%)
Gross margin percentage	43%	47%		(400) bps

Other
Cost of goods sold	$13,332	$13,890	$(558)	(4%)

Canada cannabis

Gross margin for our Canada cannabis segment was $(25.5) million in the nine months ended December 31, 2022, or (17%) of net revenue, as compared to $(97.9) million in the nine months ended December 31, 2021, or (48%) of net revenue. The year-over-year increase in the gross margin percentage was primarily attributable to: (i) the previously-described inventory write-downs we recorded in the second quarter of fiscal 2022; (ii) the realized benefit of our cost savings program that we announced in April 2022; and (iii) charges totaling $7.7 million recognized in the nine months ended December 31, 2021 relating to the flow-through of inventory step-up associated with the acquisition of Supreme Cannabis in the first quarter of fiscal 2022.

These factors were partially offset by: (i) the year-over-year decrease in net revenue, continued price compression, and the impact of the under-absorption of costs attributable to lower production volumes; and (ii) a decrease in the amount of payroll subsidies received from the Canadian government pursuant to a COVID-19 relief program, from $20.8 million in the nine months ended December 31, 2021 to $1.6 million in the nine months ended December 31, 2022.

Rest-of-world cannabis

Gross margin for our rest-of-world cannabis segment was $(3.7) million in the nine months ended December 31, 2022, or (12%) of net revenue, as compared to $24.2 million in the nine months ended December 31, 2021, or 37% of net revenue. The year-over-year decrease in the gross margin percentage is primarily attributable to:

•
the decrease in the proportionate revenue contribution from the higher-margin C3 business relative to the nine months ended December 31, 2021, as a result of the completion of the divestiture of C3 on January 31, 2022;
•
additional variable consideration recognized in respect of our U.S. CBD business, which we expect to incur in relation to the re-focusing of our product and brand portfolio; and
•
restructuring charges of $7.3 million recorded in the nine months ended December 31, 2022 relating to inventory write-downs at our U.S. CBD business associated with: (i) the strategic changes to our business that were initiated in the fourth quarter of fiscal 2022; and (ii) amounts deemed excess based on current and projected demand. Comparatively, in the nine months ended December 31, 2021, we recorded restructuring charges of $2.6 million relating to inventory write-downs resulting from strategic changes to our business.

These factors were partially offset by: (i) the growth in our Australian medical business; and (ii) the realized benefit of our cost savings program and the strategic changes to our business that were initiated in the fourth quarter of fiscal 2022, including the shift to a contract manufacturing model for certain product formats and the re-focusing of our U.S. CBD product and brand portfolio.

Storz & Bickel

Gross margin for our Storz & Bickel segment was $20.8 million in the nine months ended December 31, 2022, as compared to $27.6 million in the nine months ended December 31, 2021. Our gross margin percentage was 42% in the nine months ended December 31, 2022, relatively consistent with our gross margin percentage of 43% in the nine months ended December 31, 2021.

BioSteel

Gross margin for our BioSteel segment was $(0.8) million in the nine months ended December 31, 2022, or (1%) of net revenue, as compared to $(2.4) million in the nine months ended December 31, 2021, or (8%) of net revenue. The year-over-year increase in our gross margin percentage is primarily attributable to the increase in revenue, as described above, which drove improved leverage on our North American cost structure relative to the nine months ended December 31, 2021. These factors were partially offset by: (i) restructuring charges of $5.5 million relating to charges related to certain contract manufacturing agreements that are not expected to occur past fiscal 2023; and (ii) inventory write-downs, primarily related to aging inventory.

This Works

Gross margin for our This Works segment was $9.0 million in the nine months ended December 31, 2022, or 43% of net revenue, as compared to $12.4 million in the nine months ended December 31, 2021, or 47% of net revenue. The year-over-year decrease in our gross margin percentage is primarily attributable to restructuring charges of $1.2 million recorded in the nine months ended December 31, 2021 relating to inventory write-downs associated with the strategic changes to our business that were initiated in the fourth quarter of fiscal 2022.

Operating Expenses

The following table presents operating expenses for the nine months ended December 31, 2022 and 2021:

	Nine months ended December 31,
(in thousands of Canadian dollars)	2022	2021	$ Change	% Change
Operating expenses
General and administrative	$92,450	$96,643	$(4,193)	(4%)
Sales and marketing	180,825	179,464	1,361	1%
Research and development	17,349	23,616	(6,267)	(27%)
Acquisition-related costs	32,146	9,788	22,358	228%
Depreciation and amortization	29,121	45,654	(16,533)	(36%)
Selling, general and administrative expenses	351,891	355,165	(3,274)	(1%)

Share-based compensation	21,725	31,480	(9,755)	(31%)
Share-based compensation related to acquisition milestones	-	4,376	(4,376)	(100%)
Share-based compensation expense	21,725	35,856	(14,131)	(39%)

Asset impairment and restructuring costs	1,794,212	128,198	1,666,014	1,300%
Total operating expenses	$2,167,828	$519,219	$1,648,609	318%

Selling, general and administrative expenses

Selling, general and administrative expenses were $351.9 million in the nine months ended December 31, 2022, as compared to $355.2 million in the nine months ended December 31, 2021.

General and administrative expense was $92.5 million in the nine months ended December 31, 2022, as compared to $96.6 million in the nine months ended December 31, 2021. The year-over-year decrease is primarily attributable to:

•
the restructuring actions initiated in the fourth quarter of fiscal 2022, which included operational changes designed to align general and administrative costs with business objectives, and further streamline the organization to drive process-related efficiencies. We realized reductions relative to the nine months ended December 31, 2021, primarily in relation to: (i) compensation costs for finance, information technology, legal and other administrative functions; (ii) third-party costs associated with administrative functions; (iii) professional consulting fees; and (iv) facilities and insurance costs.
•
the above cost reductions were partially offset by a year-over-year decrease in the amount of payroll subsidies received from the Canadian government pursuant to a COVID-19 relief program. We received $2.9 million in the nine months ended December 31, 2022, as compared to $33.9 million received in the nine months ended December 31, 2021.

Sales and marketing expense was $180.8 million in the nine months ended December 31, 2022, relatively consistent with $179.5 million in the nine months ended December 31, 2021.

Research and development expense was $17.3 million in the nine months ended December 31, 2022, as compared to $23.6 million in the nine months ended December 31, 2021. The year-over-year decrease is primarily attributable to cost reductions associated with the previously-noted restructuring actions that were initiated in the fourth quarter of fiscal 2022. We continued to realize reductions in compensation costs and concluded or curtailed certain research and development projects in-line with the rationalization of our initiatives to focus on opportunities outside of pharmaceutical drug development. We also realized a reduction in research and development costs associated with the completion of the divestiture of C3 on January 31, 2022, which resulted in no costs being recorded in relation to C3 in the third quarter of fiscal 2023.

Acquisition-related costs were $32.1 million in the nine months ended December 31, 2022, as compared to $9.8 million in the nine months ended December 31, 2021. In the nine months ended December 31, 2022, costs were incurred primarily in relation to the Reorganization and the divestiture of certain of our corporate-owned retail stores in Canada in connection with the OEGRC Transaction and the FOUR20 Transaction (each of which are described under "Recent Developments" above), the plan to acquire Jetty, and evaluating other potential acquisition opportunities. Comparatively, in the nine months ended December 31, 2021, costs were incurred primarily in relation to the plan to acquire Wana, the divestiture of C3, the acquisitions of Supreme Cannabis and AV Cannabis Inc., and evaluating other potential acquisition opportunities.

Depreciation and amortization expense was $29.1 million in the nine months ended December 31, 2022, as compared to $45.7 million in the nine months ended December 31, 2021. The year-over-year decrease is primarily attributable to:

•
the previously-noted restructuring actions that were initiated in fiscal 2022;
•
the divestiture of certain of our corporate-owned retail stores in Canada in connection with the OEGRC Transaction and the FOUR20 Transaction (as described under "Recent Developments" above);
•
the decrease in amortization expense associated with the impairment of certain of our intellectual property intangible assets; and
•
the completion of the divestiture of C3 on January 31, 2022, which resulted in no depreciation and amortization expense being recorded in relation to C3 in the nine months ended December 31, 2022.

Share-based compensation expense

Share-based compensation expense was $21.7 million in the nine months ended December 31, 2022, as compared to $31.5 million in the nine months ended December 31, 2021. The year-over-year decrease is primarily attributable to the impact of our previously-noted restructuring actions, which resulted in 6.1 million stock option forfeitures and 1.9 million RSU and PSU forfeitures in the nine months ended December 31, 2022. The decrease attributable to these forfeitures was partially offset by 4.7 million stock option grants and 3.1 million RSU and PSU grants in the nine months ended December 31, 2022.

Share-based compensation expense related to acquisition milestones was $nil in the nine months ended December 31, 2022, as compared to $4.4 million in the nine months ended December 31, 2021. The year-over-year decrease is primarily attributable to: (i) the completion of vesting, in prior quarters, of the share-based compensation associated with certain of our acquisitions; and (ii) as a result of the restructuring actions completed in the fourth quarter of fiscal 2022, the acceleration of share-based compensation expense related to unvested milestones associated with acquisitions completed in prior fiscal years.

Asset impairment and restructuring costs

Asset impairment and restructuring costs recorded in operating expenses were $1.8 billion in the nine months ended December 31, 2022, as compared to $128.2 million in the nine months ended December 31, 2021.

Asset impairment and restructuring costs recorded in the nine months ended December 31, 2022 were primarily related to:

•
goodwill impairment losses of $1.7 billion, substantially all of which was associated with our cannabis operations reporting unit in the global cannabis segment. Refer to "Impairment of Goodwill" in "Critical Accounting Policies and Estimates" section below;
•
asset impairment charges totaling $13.1 million relating to certain acquired brand intangible assets, primarily within our Canada cannabis segment;
•
impairment losses associated with the divestiture of our Canadian retail operations in connection with the OEGRC Transaction and the FOUR20 Transaction, as described above under "Recent Developments", as we: (i) recorded write-downs of property, plant and equipment, operating license and brand intangible assets, right-of-use assets, and certain other assets due to the excess of their carrying values over their estimated fair value; and (ii) recognized contractual and other settlement obligations;
•
incremental costs primarily associated with the restructuring actions completed in fiscal 2022, including the closure of certain of our Canadian production facilities, and operational changes initiated in the fourth quarter of fiscal 2022 to: (i) implement cultivation-related efficiencies and improvements in the Canadian adult-use cannabis business; and (ii) implement a flexible manufacturing platform, including contract manufacturing for certain product formats; and
•
employee-related restructuring charges associated with actions completed in the third quarter of fiscal 2023 as part of our ongoing program to align general and administrative costs with business objectives, and further streamline the organization.

Comparatively, in the nine months ended December 31, 2021, we recorded charges primarily related to:

•
operational changes resulting from the continuing strategic review of our business as a result of fiscal 2022 acquisition activities, which resulted in the closure of our Niagara-on-the-Lake, Ontario and Langley, British Columbia facilities in November 2021;
•
adjustments related to changes in the estimated fair value of certain of our Canadian sites that were closed in December 2020, and the Canadian facilities that were closed in November 2021. Adjustments for certain of these facilities were made to reflect either their final or estimated selling prices; and
•
incremental costs associated with the closure of these facilities.

Other

The following table presents loss from equity method investments, other income (expense), net, and income tax (expense) recovery for the nine months ended December 31, 2022 and 2021:

	Nine months ended December 31,
(in thousands of Canadian dollars)	2022	2021	$ Change	% Change
Loss from equity method investments	$-	$(100)	$100	100%
Other income (expense), net	(406,762)	810,769	(1,217,531)	(150%)
Income tax (expense) recovery	(11,587)	490	(12,077)	(2,465%)

Loss from equity method investments

The loss from equity method investments was $nil in the nine months ended December 31, 2022, as compared to $0.1 million in the nine months ended December 31, 2021. The year-over-year decrease in the loss is primarily attributable to the impairment of our remaining investment in Agripharm Corp. in the first quarter of fiscal 2022. As a result of this impairment, there were no remaining equity method investment balances at December 31, 2022.

Other income (expense), net

Other income (expense), net was an expense amount of $406.8 million in the nine months ended December 31, 2022, as compared to an income amount of $810.8 million in the nine months ended December 31, 2021. The year-over-year change of $1.2 billion, from an income amount to an expense amount, is primarily attributable to:

•
Decrease in non-cash income of $551.8 million related to fair value changes on the warrant derivative liability associated with the Tranche B Warrants held by CBI. The decrease of $26.3 million in the fair value of the warrant derivative liability (resulting in non-cash income) in the nine months ended December 31, 2022 is primarily attributable to a decrease of approximately 67% in our share price during the nine months ended December 31, 2022, further impacted by an increase in the risk-free interest rate and a shorter expected time to maturity of the Tranche B Warrants. Comparatively, the income amount recognized in the nine months ended December 31, 2021 of $578.1 million, associated with a decrease in the fair value of the warrant derivative liability, was primarily attributable to a decrease of approximately 73% in our share price during that period, further impacted by a shorter expected time to maturity of the Tranche B Warrants.

•
Decrease in non-cash income of $450.0 million related to the non-cash fair value changes on the liability arising from the Acreage Arrangement, from $497.0 million in the nine months ended December 31, 2021 to $47.0 million in the nine months ended December 31, 2022. The income amount recognized in the nine months ended December 31, 2022, associated with a decrease in the liability arising from the Acreage Arrangement to $nil during the first quarter of fiscal 2023, is primarily attributable to a decrease of approximately 61% in our share price during the first quarter of fiscal 2023, relative to a decrease of approximately 27% in Acreage’s share price during that same period. As a result, the model at June 30, 2022 reflected a lower estimated value of the Canopy Growth common shares expected to be issued at the exchange ratio of 0.3048 upon a Triggering Event, relative to the estimated value of the Fixed Shares expected to be acquired at that time; in the first quarter of fiscal 2023, this resulted in a change from a liability amount to an asset amount of $60.0 million recorded in other financial assets. Fair value changes associated with the Acreage call option asset in the nine months ended December 31, 2022 are described below. Comparatively, the income amount recognized in the nine months ended December 31, 2021, associated with a decrease in the liability arising from the Acreage Arrangement, was primarily attributable to a decrease of approximately 73% in our share price in the nine months ended December 31, 2021, relative to a decrease of approximately 59% in Acreage’s share price during that same period.

•
Change of $113.7 million related to the non-cash fair value changes on the Notes, from an income amount of $81.3 million in the nine months ended December 31, 2021 to an expense amount of $32.4 million in the nine months ended December 31, 2022. The expense amount recognized in the nine months ended December 31, 2022 was primarily attributable to the impact of the acquisition and cancellation of approximately $262.6 million of aggregate principal amount of the Notes pursuant to privately negotiated exchange agreements (the "Exchange Agreements") entered into on June 29, 2022 and June 30, 2022 (the "Exchange Transaction"), including changes in credit spreads resulting from the Exchange Transaction. These changes were partially offset by the decrease in our share price of approximately 61% up to the date of the Exchange Transaction, at which time we surrendered our right to settle the conversion of any Note with our common shares. Comparatively, the income amount recognized in the nine months ended December 31, 2021 was primarily attributable to the decrease in our share price of approximately 73% during that period.

•
Increase in non-cash expense of $132.8 million related to fair value changes on our other financial assets, from $263.9 million in the nine months ended December 31, 2021 to $396.8 million in the nine months ended December 31, 2022. The expense amount in the nine months ended December 31, 2022 is primarily attributable to fair value decreases relating to our investments in:
o
The TerrAscend Exchangeable Shares, including the additional 24.6 million TerrAscend Exchangeable Shares received on December 9, 2022 as part of the TerrAscend Arrangement (as described under "Recent Developments" above), in the amount of $207.0 million. This decrease is primarily attributable to: (i) a decrease of approximately 78% in TerrAscend's share price during the nine months ended December 31, 2022, impacting the 38.9 million TerrAscend Exchangeable Shares that were held by us throughout the entire period; and (ii) a decrease of approximately 43% in TerrAscend's share price from December 9, 2022 to December 31, 2022, impacting the additional TerrAscend Exchangeable Shares received as part of the TerrAscend Arrangement;
o
The secured debentures issued by TerrAscend Canada and Arise Bioscience and the associated Prior Warrants, up to the closing of the TerrAscend Arrangement on December 9, 2022 (totaling $58.7 million), which were driven largely by a decrease of approximately 62% in TerrAscend's share price from March 31, 2022 to December 9, 2022;
o
The TerrAscend Option, in the amount of $5.1 million, which was driven largely by a decrease of approximately 78% in TerrAscend’s share price in the nine months ended December 31, 2022; and
o
The New Warrants issued by TerrAscend as part of the TerrAscend Arrangement, in the amount of $17.5 million, primarily attributable to a decrease of approximately 43% in TerrAscend's share price from December 9, 2022 to December 31, 2022.
o
The Wana and Jetty financial instruments, in the amounts of $135.4 million and $9.8 million, respectively, attributable primarily to: (i) changes in expectations of the future cash flows to be generated by Wana; and (ii) an increase in discount rates used in the valuation of both the Wana and Jetty financial instruments, in-line with the increase in interest rates relative to the prior fiscal period.

These fair value decreases were partially offset by (i) a fair value increase related to the Acreage call option in the amount of $37.0 million, primarily attributable to: (i) a re-assessment of certain of the assumptions made and scenario outcomes contemplated in the probability-weighted expected return model used to determine the value of the Acreage call option; and (ii) the factors described above in our discussion of fair value changes on the liability arising from the Acreage Arrangement. The factors resulting in a fair value increase related to the Acreage call option were partially offset by the share price changes for both Canopy Growth and Acreage during the third quarter of fiscal 2023, as described above under our analysis of our results for the third quarter of fiscal 2023, which resulted in a fair value decrease related to the Acreage call option during that period.

Comparatively, in the nine months ended December 31, 2021 the expense amount was primarily attributable to fair value decreases relating to our investments in the TerrAscend Exchangeable Shares ($166.0 million), and the secured debentures issued by TerrAscend Canada and Arise Bioscience and associated Prior Warrants (totaling $89.3 million), driven largely by: (i) a decrease of approximately 39% in TerrAscend’s share price in the nine months ended December 31, 2021; and (ii) re-assessments of the probability and timing of changes in federal laws in the United States regarding the permissibility of the cultivation, distribution or possession of marijuana in the second quarter of fiscal 2022.

•
Increase in interest expense of $13.0 million, from $77.6 million in the nine months ended December 31, 2021 to $90.7 million in the nine months ended December 31, 2022. The year-over-year increase is primarily attributable to: (i) the increase in interest rates relative to the prior year period, thus impacting the amount of interest payable associated with the variable interest rate debt owing under the Credit Agreement; and (ii) the strengthening of the U.S. dollar relative to the Canadian dollar, as compared to the prior year period.

•
Increase in non-cash income of $25.4 million related to fair value changes on acquisition related contingent consideration and other. In the nine months ended December 31, 2022, we recorded fair value changes related to the estimated deferred payments associated with our investment in Wana. These fair value changes were primarily associated with changes in expectations of future cash flows to be generated by Wana.

•
Increase in interest income of $8.9 million, from $7.0 million in the nine months ended December 31, 2021 to $15.9 million in the nine months ended December 31, 2022. The year-over-year increase is primarily attributable to the increase in interest rates relative to the comparative fiscal period, the impact of which was only partially offset by the year-over-year combined decrease in our cash and cash equivalents and short-term investments balances.

•
Change of $7.9 million, from a loss of $1.7 million in the nine months ended December 31, 2021 to a gain of $6.2 million in the nine months ended December 31, 2022, related to the disposal of consolidated entities. The year-over-year change is primarily attributable to the gain recognized in the third quarter of fiscal 2023 associated with the closing of the divestiture of our Canadian retail operations in connection with the OEGRC Transaction and the FOUR20 Transaction, and as described above under "Recent Developments".

Income tax (expense) recovery

Income tax expense in the nine months ended December 31, 2022 was $11.6 million, compared to an income tax recovery of $0.5 million in the nine months ended December 31, 2021. In the nine months ended December 31, 2022, the income tax expense consisted of deferred income tax expense of $8.0 million (compared to an expense of $0.4 million in the nine months ended December 31, 2021) and current income tax expense of $3.6 million (compared to a recovery of $0.9 million in the nine months ended December 31, 2021).

The increase of $7.6 million in the deferred income tax expense is primarily a result of changes in the convertible senior notes, current year changes being less than prior year in respect of deferred tax liabilities that arose in connection with the required revaluation of the accounting carrying value, but not the tax basis, of property, plant and equipment, intangible assets, and other financial assets. In connection with certain deferred tax assets, mainly in respect to losses for tax purposes, where the accounting criteria for recognition of an asset has yet to be satisfied and it is not probable that they will be used, the deferred tax asset has not been recognized.

The change of $4.5 million, from a current income tax recovery to a current income tax expense, arose primarily in connection with legal entities that generated income for tax purposes that could not be reduced by the group’s tax attributes.

Net (Loss) Income

The net loss in the nine months ended December 31, 2022 was $2.6 billion, as compared to net income of $258.1 million in the nine months ended December 31, 2021. The year-over-year change from net income to a net loss is primarily attributable: (i) to the year-over-year increase in asset impairment and restructuring costs, which was largely related to the goodwill impairment losses of $1.7 billion recorded in the first quarter of fiscal 2023; and (ii) the year-over-year change in other income (expense), net, of $1.2 billion, from an income amount to an expense amount. These variances are described above.

Adjusted EBITDA (Non-GAAP Measure)

The following table presents Adjusted EBITDA for the nine months ended December 31, 2022 and 2021:

	Nine months ended December 31,
(in thousands of Canadian dollars)	2022	2021	$ Change	% Change
Net (loss) income	$(2,586,189)	$258,128	$(2,844,317)	(1,102%)
Income tax expense (recovery)	11,587	(490)	12,077	2,465%
Other (income) expense, net	406,762	(810,769)	1,217,531	150%
Loss on equity method investments	-	100	(100)	(100%)
Share-based compensation[1]	21,725	35,856	(14,131)	(39%)
Acquisition-related costs	32,146	9,788	22,358	228%
Depreciation and amortization[1]	63,746	83,929	(20,183)	(24%)
Asset impairment and restructuring costs	1,794,212	117,567	1,676,645	1,426%
Restructuring costs recorded in cost of goods sold	15,610	4,554	11,056	243%
Charges related to the flow-through of inventory step-up on business combinations	-	7,684	(7,684)	(100%)
Adjusted EBITDA	$(240,401)	$(293,653)	$53,252	18%

[1] From Statements of Cash Flows.

The Adjusted EBITDA loss in the nine months ended December 31, 2022 was $240.4 million, as compared to an Adjusted EBITDA loss of $293.7 million in the nine months ended December 31, 2021. The year-over-year decrease in the Adjusted EBITDA loss is primarily attributable to the year-over-year improvement in our gross margin, and the year-over-year reduction in our total selling, general and administrative expense. These variances are described above.

Part 3 – Financial Liquidity and Capital Resources

We manage liquidity risk by reviewing, on an ongoing basis, our sources of liquidity and capital requirements. As of December 31, 2022, we had cash and cash equivalents of $598.1 million and short-term investments of $191.1 million, which are predominantly invested in liquid securities issued by the United States and Canadian governments. In evaluating our capital requirements and our ability to fund the execution of our strategy, we believe we have adequate available liquidity to enable us to meet our working capital and other operating requirements, fund growth initiatives and capital expenditures, settle our liabilities, and repay scheduled principal and interest payments on debt for at least the next twelve months.

Our objective is to generate sufficient cash to fund our operating requirements and expansion plans. While we have incurred net losses on a U.S. GAAP basis and Adjusted EBITDA losses to date, and our cash and cash equivalents have decreased $177.9 million from March 31, 2022 (and, together with short-term investments, decreased $582.4 million from March 31, 2022), as discussed in the “Cash Flows” section below, management anticipates the success and eventual profitability of the business. We have also ensured that we have access to public capital markets through our U.S. and Canadian public stock exchange listings. In March 2021, we entered into the Credit Agreement with the lenders and Wilmington Trust, National Association, as administrative agent and collateral agent for the lenders. The Credit Agreement provides for a credit facility (the “Credit Facility”) in the initial aggregate principal amount of US$750.0 million. As described under "Recent Developments" above, pursuant to the balance sheet actions completed in connection with the Reorganization, we have entered into agreements with certain of our lenders to complete the Paydown, which will result in us tendering US$187.5 million of the principal amount outstanding under the Credit Agreement. On November 10, 2022, $126.3 million (US$94.4 million) of principal was repaid pursuant to the Paydown. The second payment pursuant to the Paydown is required to be made no later than April 17, 2023. We continue to review and pursue selected external financing sources to ensure adequate financial resources. These potential sources include, but are not limited to: (i) obtaining financing from traditional or non-traditional investment capital organizations; (ii) obtaining funding from the sale of our common shares or other equity or debt instruments; and (iii) obtaining debt financing with lending terms that more closely match our business model and capital needs.

There can be no assurance that we will gain adequate market acceptance for our products or be able to generate sufficient positive cash flow to achieve our business plans. In the nine months ended December 31, 2022, our purchases of and deposits on property, plant and equipment totaled $6.2 million, which were funded out of available cash, cash equivalents and short-term investments. We expect to continue funding these purchases with our available cash, cash equivalents and short-term investments. Therefore, we are subject to risks including, but not limited to, our inability to raise additional funds through debt and/or equity financing to support our continued development, including capital expenditure requirements, operating requirements and to meet our liabilities and commitments as they come due.

Cash Flows

	Nine months ended December 31,
(in thousands of Canadian dollars)	2022	2021
Net cash (used in) provided by:
Operating activities	$(417,809)	$(419,125)
Investing activities	$342,125	(71,102)
Financing activities	$(145,921)	(46,338)
Effect of exchange rate changes on cash and cash equivalents	$43,731	(2,942)
Net decrease in cash and cash equivalents	$(177,874)	(539,507)
Cash and cash equivalents, beginning of period	$776,005	1,154,653
Cash and cash equivalents, end of period	$598,131	$615,146

Operating activities

Cash used in operating activities totaled $417.8 million in the nine months ended December 31, 2022, relatively consistent with cash used of $419.1 million in the nine months ended December 31, 2021.

Investing activities

The cash provided by investing activities totaled $342.1 million in the nine months ended December 31, 2022, as compared to cash used of $71.1 million in the nine months ended December 31, 2021.

In the nine months ended December 31, 2022, purchases of property, plant and equipment were $6.2 million, primarily related to improvements made at certain of our Canadian cultivation and production facilities, and at our Storz & Bickel facilities. Comparatively, in the nine months ended December 31, 2021, we invested $36.6 million in our production infrastructure in the United States and an expansion of our Storz & Bickel facilities. The year-over-year decrease is primarily attributable to: (i) the substantial completion of the infrastructure projects that were in progress in fiscal 2022; and (ii) optimizing our capital expenditures as part of the previously-noted restructuring actions, particularly those actions that were initiated in the fourth quarter of fiscal 2022.

In the nine months ended December 31, 2022, our strategic investments in other financial assets were $67.2 million and related primarily to: (i) the upfront payment made as consideration for entering the Jetty Agreements ($29.2 million); and (ii) the payment of the Option Premium in the amount of $38.0 million (US$28.5 million) to acquire an option to purchase the Acreage Debt from the Lenders, pursuant to the option agreement entered into with the Lenders in connection with the Reorganization; see "Recent Developments" above for further details. Comparatively, in the nine months ended December 31, 2021, our strategic investments in other financial assets were $374.4 million and related primarily to the upfront payment made as consideration for entering into the Wana Agreements.

In the nine months ended December 31, 2022, we completed the Verona Acquisition, as described above under "Recent Developments". The net cash outflow associated with the Verona Acquisition was $24.2 million. Comparatively, in the nine months ended December 31, 2021, the net cash outflow relating to acquisitions totaled $14.9 million.

Net redemptions of short-term investments in the nine months ended December 31, 2022 were $415.3 million, as compared to net redemptions of $340.2 million in the nine months ended December 31, 2021. The year-over-year change reflects the redemption of our short-term investments, largely to fund operations and investing activities as described above.

Additional cash inflows during the nine months ended December 31, 2022 include proceeds of $12.4 million from the sale of certain wholly-owned subsidiaries, and proceeds of $10.9 million from the sale of property, plant and equipment. Comparatively, additional cash inflows during the nine months ended December 31, 2021 related to proceeds of $10.3 million from the sale of certain wholly-owned subsidiaries, and proceeds of $25.7 million from the sale of property, plant and equipment.

Finally, other investing activities resulted in a cash inflow of $2.3 million in the nine months ended December 31, 2022, primarily related to the partial repayment of the principal on a loan associated with the sale of a wholly-owned subsidiary in fiscal 2022, partially offset by the cash outflow associated with the redemption of the first tranche of the BioSteel redeemable noncontrolling interest. Comparatively, other investing activities resulted in a cash outflow of $16.8 million in the nine months ended December 31, 2021, primarily related to the payment of acquisition-related liabilities.

Financing activities

The cash used in financing activities in the nine months ended December 31, 2022 was $145.9 million, as compared to cash used of $46.3 million in the nine months ended December 31, 2021. In the nine months ended December 31, 2022, we made repayments of long-term debt in the amount of $118.0 million. These repayments primarily related to the first payment made pursuant to the Paydown, which is described above in the context of the balance sheet actions completed in connection with the Reorganization (see "Recent Developments" above). Also, other financing activities resulted in a cash outflow of $29.1 million, primarily related to fees paid in connection with the Exchange Transaction and the Paydown (both of which are described above). Comparatively, in the nine months ended December 31, 2021, we made repayments of long-term debt in the amount of $50.2 million, primarily related to the term loan assumed upon the completion of the acquisition of Supreme Cannabis on June 22, 2021.

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

	Three months ended December 31,		Nine months ended December 31,
(in thousands of Canadian dollars)	2022	2021	2022	2021
Net cash used in operating activities	$(143,894)	$(167,380)	$(417,809)	$(419,125)
Purchases of and deposits on property, plant and equipment	(1,868)	(962)	(6,176)	(36,620)
Free cash flow[1]	$(145,762)	$(168,342)	$(423,985)	$(455,745)

[1]Free cash flow is a non-GAAP measure, and is calculated as net cash provided by (used in) operating activities, less purchases of and deposits on property, plant and equipment.

Free cash flow in the third quarter of fiscal 2023 was an outflow of $145.8 million, as compared to an outflow of $168.3 million in the third quarter of fiscal 2022. The year-over-year decrease in the free cash outflow primarily reflects the decrease in cash used in operating activities, which is associated primarily with the year-over-year improvement in working capital spending.

Free cash flow in the nine months ended December 31, 2022 was an outflow of $424.0 million, as compared with an outflow of $455.7 million in the nine months ended December 31, 2021. The year-over-year decrease in the free cash outflow reflects the decrease in purchases of property, plant and equipment associated with: (i) the substantial completion of the infrastructure projects that were in progress in fiscal 2022; and (ii) optimizing our capital expenditures as part of the previously-noted restructuring actions, particularly those actions that were initiated in the fourth quarter of fiscal 2022.

Debt

Since our formation, we have financed our cash requirements primarily through the issuance of common shares of the Company, including the $5.1 billion investment by CBI in the third quarter of fiscal 2019, and debt. Total debt outstanding as of December 31, 2022 was $1.2 billion, a decrease from $1.5 billion as of March 31, 2022. The total principal amount owing, which excludes fair value adjustments related to the Notes, was $1.2 billion at December 31, 2022, a decrease from $1.5 billion at March 31, 2022. These decreases were due to: (i) the Exchange Transaction, which resulted in the acquisition and cancellation of $262.6 million of aggregate principal amount of the Notes from a limited number of holders of the Notes including Greenstar (collectively, the "Noteholders"); and (ii) the repayment of $126.3 million (US$94.4 million) of the principal amount outstanding under the Credit Agreement as part of the Paydown, as described under "Recent Developments" above, partially offset by the impact of the strengthening of the U.S. dollar against the Canadian dollar on amounts borrowed on the Credit Facility (see below).

Credit Facility

The Credit Agreement provides for the Credit Facility in the aggregate principal amount of US$750.0 million. The Credit Agreement also provided the ability to obtain up to an additional US$500.0 million of incremental senior secured debt pursuant to the Credit Agreement. As described under "Recent Developments" above, pursuant to the balance sheet actions completed in connection with the Reorganization, we have entered into agreements with certain of our lenders party to the Credit Agreement to complete the Paydown, which will result in us tendering US$187.5 million of the principal amount outstanding under the Credit Agreement. On November 10, 2022, $126.3 million (US$94.4 million) of principal was repaid pursuant to the Paydown. The second payment pursuant to the Paydown is required to be made by no later than April 17, 2023. We also agreed to certain amendments to the Credit Agreement with our lenders which, among other things, eliminated the additional US$500.0 million incremental term loan facility.

The Credit Facility has no amortization payments, matures on March 18, 2026, has a coupon of LIBOR plus 8.50% and is subject to a LIBOR floor of 1.00%. In the event that LIBOR can no longer be adequately ascertained or is no longer available, an alternative rate as permitted under the Credit Agreement will be used. Our obligations under the Credit Facility are guaranteed by material Canadian and U.S. subsidiaries of Canopy Growth. The Credit Facility is secured by substantially all of the assets, including material real property, of the borrowers and each of the guarantors thereunder. The Credit Agreement contains representations and warranties, and affirmative and negative covenants, including a financial covenant requiring minimum liquidity of US$200.0 million at the end of each fiscal quarter; however, as a result of the amendments to the Credit Agreement, such minimum liquidity covenant has been reduced to US$100.0 million, which is to be reduced as payments are made in accordance with the Paydown.

Unsecured Senior Notes

In June 2018, we issued the Notes with an aggregate principal amount of $600.0 million. The Notes bear interest at a rate of 4.25% per annum, payable semi-annually on January 15th and July 15th of each year commencing January 15, 2019. The Notes mature on July 15, 2023. In June 2022, in connection with the Exchange Transaction, we entered into the Exchange Agreements with the Noteholders and agreed to acquire and cancel approximately $262.6 million of aggregate principal amount of the Notes from the

Noteholders for an aggregate purchase price (excluding $5.4 million paid in cash to the Noteholders for accrued and unpaid interest) of $260.0 million which was paid in our common shares.

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

Contractual Obligations and Commitments

Other than changes to our Notes pursuant to the Exchange Transactions and certain agreements entered into in connection with the Reorganization, as described above under “Recent Developments”, there have been no material changes to our contractual obligations and commitments from the information provided in the MD&A section in our Annual Report.

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

First Quarter of Fiscal 2023

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

Second Quarter of Fiscal 2023

While we changed our reportable segments in the second quarter of fiscal 2023 (refer to "Segment Reporting" above), there were no changes to the composition of our reporting units to which goodwill remained assigned at September 30, 2022. In the second quarter of fiscal 2023, we determined there to be indicators of impairment for one of our other reporting units as slower growth rates resulted in updated long-term financial forecasts indicating lower forecasted revenue and cash flow generation. As a result, we performed a quantitative interim goodwill impairment test for the reporting unit as of September 30, 2022 and concluded that the carrying value of the reporting unit was higher than its estimated fair value, as determined using the income valuation method. We recognized a goodwill impairment loss totaling $2.3 million in the second quarter of fiscal 2023, representing the entirety of the goodwill assigned to the reporting unit.

Third Quarter of Fiscal 2023

We do not believe that an event occurred or circumstances changed during the third quarter of fiscal 2023 that would, more likely than not, reduce the fair value of the remaining reporting units below their carrying value. Therefore, we concluded that the quantitative goodwill impairment assessment was not required for the remaining reporting units at December 31, 2022. The carrying value of goodwill associated with all other reporting units was $142.1 million at December 31, 2022.

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

A hypothetical 10% change in the U.S. dollar against the Canadian dollar compared to the exchange rate at December 31, 2022, would affect the carrying value of net assets by approximately $5.1 million, with a corresponding impact to the foreign currency translation account within accumulated other comprehensive income (loss). A hypothetical 10% change in the euro against the Canadian dollar compared to the exchange rate at December 31, 2022, would affect the carrying value of net assets by approximately $25.9 million, with a corresponding impact to the foreign currency translation account within accumulated other comprehensive income (loss).

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

Interest rate risk

Our cash equivalents and short-term investments are held in both fixed-rate and adjustable-rate securities. Investments in fixed-rate instruments carry a degree of interest rate risk. The fair value of fixed-rate securities may be adversely impacted due to a rise in interest rates. Additionally, a falling-rate environment creates reinvestment risk because as securities mature, the proceeds are reinvested at a lower rate, generating less interest income. As at December 31, 2022, our cash and cash equivalents, and short-term investments consisted of $0.3 billion in interest rate sensitive instruments (March 31, 2022 – $0.9 billion).

Our financial liabilities consist of long-term fixed rate debt and floating-rate debt. Fluctuations in interest rates could impact our cash flows, primarily with respect to the interest payable on floating-rate debt.

	Aggregate Notional Value		Fair Value		Decrease in Fair Value - Hypothetical 1% Rate Increase
	December 31, 2022	March 31, 2022	December 31, 2022	March 31, 2022	December 31, 2022	March 31, 2022
Unsecured senior notes	$337,380	$600,000	$325,555	$563,958	$(1,552)	$(6,600)
Fixed interest rate debt	41,639	43,386	N/A	N/A	N/A	N/A
Variable interest rate debt	838,407	893,647	N/A	N/A	N/A	N/A

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

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

None.

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

We are indirectly involved in ancillary activities related to the cannabis industry in jurisdictions in the United States where local state law permits such activities and, by virtue of, among other transactions, the Acreage Amended Arrangement, the Floating Share Arrangement, the Wana Option, the Jetty Option, and our holding of securities in the capital of TerrAscend, we may be indirectly associated with the cultivation, processing or distribution of cannabis in the United States. In the United States, cannabis is regulated at both the federal and state levels. To our knowledge, there are to date a total of 38 states, and the District of Columbia, that have now legalized cannabis in some form, including California, Nevada, New York, New Jersey, Washington and Florida. Although several states allow the sale of cannabis at the state level, cannabis continues to be categorized as a controlled substance under the Controlled Substances Act (the “CSA”) and, as such, cultivation, distribution, sale and possession of cannabis violates federal law in the United States. The inconsistency between federal and state laws and regulations may result in a loss of the value of our investments and alliances in these businesses.

While state regulation in certain U.S. states may take a permissive approach to medical and/or adult-use of cannabis, the CSA may still be enforced by U.S. federal law enforcement officials against individuals and companies operating in those states for activity that is legal under state law. If the United States Department of Justice opted to pursue a policy of aggressively enforcing U.S. federal law against financiers or equity owners of cannabis-related businesses, then Acreage, TerrAscend, Wana and Jetty, for instance, could face (i) seizure of their cash and other assets used to support or derived from their business activities; and/or (ii) the arrest of its employees, directors, officers, managers and/or investors, who could face charges of ancillary criminal violations of the CSA for aiding and abetting and conspiring to violate the CSA by virtue of providing financial support to state-licensed or permitted cultivators, processors, distributors, and/or retailers of cannabis.

Based on the advice of our legal advisors, the transaction structure for the Reorganization was intended to (i) permit us to remain able to represent that we comply with U.S. federal criminal law, particularly direct or indirect violations of the CSA (collectively, “Applicable Federal Law”); and (ii) ensure that (a) we do not, directly or indirectly, violate Applicable Federal Law; (b) we will not directly violate U.S. federal law as we do not cultivate, distribute, sell, or possess cannabis in the United States; (c) we do not violate indirect federal law (such as aiding and abetting, conspiracy, or Racketeer Influenced and Corrupt Organizations (RICO) Act) because we do not control or profit from companies that cultivate, distribute, sell, or possess cannabis in the United States; and (d) we do not violate anti-money laundering laws because no funds will flow from entities that cultivate, distribute, sell, or possess cannabis in the United States to us. In particular, based on the advice of our legal advisors, this will not be impacted in the event that Canopy USA acquires Acreage, Wana or Jetty, exercises the Cultiv8 Option or converts the TerrAscend Exchangeable Shares into common shares of TerrAscend. While we believe, based on the advice of our legal advisors, that we currently comply, and will continue to comply (in the event that Canopy USA acquires Acreage, Wana or Jetty, exercises the Cultiv8 Option or converts the TerrAscend Exchangeable Shares into common shares of TerrAscend), with all applicable laws and regulations, there is a risk that our interpretation of laws, regulations, and guidelines, may differ from those of others, including those of shareholders, government authorities, securities regulators, and stock exchanges. However, in this regard, please see the disclosure under the heading “—If Canopy USA acquires Wana, Jetty or the Fixed Shares of Acreage without structural amendments to our interest in Canopy USA, the listing of our common shares on the Nasdaq may be jeopardized.” In the event of an aggressive enforcement policy, the United States Department of Justice could allege that we and the Board, and potentially our shareholders, “aided and abetted” violations of U.S. federal law as a result of the Acreage Amended Arrangement, the Floating Share Arrangement, the Wana Option, the Jetty Option, or other transactions involving us. In these circumstances, we may lose our entire investment and directors, officers and/or our shareholders may be required to defend any criminal charges against them at their own expense and, if convicted, be sent to federal prison. Conversely, in the event Canopy USA acquires Acreage, Wana or Jetty, exercises the Cultiv8 Option or converts the TerrAscend Exchangeable Shares into common shares of TerrAscend prior to federal permissibility of cannabis in the U.S., Canopy

USA will not be in compliance with Applicable Federal Laws; however, based on the advice of our legal advisors, we do not believe this will have a material adverse effect on us if we continue to hold the Non-Voting Shares.

Violations of any federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions or settlements arising from civil proceedings initiated by either the federal government or private citizens, or criminal charges, including, but not limited to, disgorgement of profits, cessation of business activities or divestiture. This could have a material adverse effect on us, including our reputation and ability to conduct business, the listing of our securities on the TSX, the Nasdaq or other exchanges, our financial position, operating results, profitability or liquidity or the market price of our listed securities. Overall, an investor’s contribution to and involvement in our activities may result in federal civil and/or criminal prosecution, including forfeiture of his or her entire investment

We are subject to certain restrictions of the TSX and the Nasdaq, which may constrain our ability to expand our business in the United States.

Our common shares are currently listed on the TSX and the Nasdaq, and accordingly, so long as we choose to continue to be listed on these exchanges, we must comply with the TSX and the Nasdaq requirements or guidelines when conducting business, especially when pursuing opportunities in the United States.

On October 16, 2017, the TSX provided clarity regarding the application of Sections 306 (Minimum Listing Requirements) and 325 (Management) and Part VII (Halting of Trading, Suspension and Delisting of Securities) of the TSX Company Manual (collectively, the “TSX Requirements”) to issuers with business activities in the cannabis sector. In TSX Staff Notice 2017-0009 (the “TSX Staff Notice”), the TSX notes that issuers with ongoing business activities that violate U.S. federal law regarding cannabis are not in compliance with the TSX Requirements. The TSX reminded issuers that, among other things, should the TSX find that a listed issuer is engaging in activities contrary to the TSX Requirements, the TSX has the discretion to initiate a delisting review. Although we believe that we currently comply with all applicable laws and regulations, including the TSX Requirements, there is a risk that our interpretation may differ from the TSX and failure to comply with the TSX Requirements could result in a delisting of our common shares from the TSX or the denial of an application for certain approvals, such as to have additional securities listed on the TSX, which could have a material adverse effect on the trading price of our common shares and could have a material adverse effect on our business, financial condition and results of operations.

While the Nasdaq has not issued official rules specific to the cannabis or hemp industry, stock exchanges in the United States, including the Nasdaq, have historically refused to list certain cannabis-related businesses, including cannabis retailers, that operate primarily in the United States. Failure to comply with any requirements imposed by the Nasdaq could result in the delisting of our common shares from the Nasdaq or denial of any application to have additional securities listed on the Nasdaq, which could have a material adverse effect on the trading price of our common shares. In this regard, please see the disclosure under the heading "–If Canopy USA acquires Wana, Jetty or the Fixed Shares of Acreage without structural amendments to our interest in Canopy USA, the listing of our common shares on the Nasdaq may be jeopardized."

Federal law in the United States may impose restrictions on our ability to bank with certain institutions, repatriate funds to Canada or pay dividends to shareholders.

The U.S. federal prohibitions on the sale of cannabis may result in us or Canopy USA being restricted from accessing the U.S. banking system, and we may be unable to deposit funds in federally insured and licensed banking institutions. Banking restrictions could be imposed due to institutions not accepting payments and deposits. We are at risk that any of our bank accounts could be closed at any time. Such risks increase our costs and our ability to handle any revenue received. In addition, activities in the U.S., and any proceeds derived thereof, may be considered proceeds of crime due to the fact that cannabis remains federally illegal in the U.S. This may restrict our ability to declare or pay dividends, effect other distributions or subsequently repatriate such funds back to Canada.

We may be subject to heightened scrutiny by regulatory authorities.

Any future investments, joint ventures or operations in the United States, may become the subject of heightened scrutiny by regulators, stock exchanges and other authorities in Canada. As a result, we may be subject to significant direct and indirect interaction with public officials. There can be no assurance that this heightened scrutiny will not in turn lead to the imposition of certain restrictions on our ability to invest in the United States or any other jurisdiction, in addition to those described herein.

If Canopy USA acquires Wana, Jetty or the Fixed Shares of Acreage without structural amendments to our interest in Canopy USA, the listing of our common shares on the Nasdaq may be jeopardized.

Our listings on the TSX and the Nasdaq prohibit us from investing in, or acquiring, state regulated, but federally illegal, businesses in the United States cannabis market until a change in United States federal law occurs or we delist our common shares from the TSX and the Nasdaq and list on an alternative exchange that does not prohibit investments in United States cannabis businesses. While we believe that we currently comply with all applicable laws and regulations, as well as the applicable cannabis related policies of the TSX and the Nasdaq, our interpretation may differ from those of the stock exchanges now or in the future, and therefore, the TSX or the Nasdaq could allege that we violate the exchanges cannabis-related policies.

Canopy Growth consolidates the financial results of Canopy USA and is expected to consolidate the financial statements of Acreage, Wana and Jetty once those acquisitions have been completed by Canopy USA. On December 7, 2022, we received a letter from Nasdaq Regulation requesting certain information and stating, among other things, its position that companies that consolidate “the assets and revenues generated from activities in violation under federal law cannot continue to list on the Nasdaq.” We expect to continue our dialogue with Nasdaq Regulation regarding its position. Representatives of the Nasdaq have expressed that the exchange was comfortable with the formation of Canopy USA, the transfer of our U.S. cannabis investments and the holding of Non-Voting Shares. Representatives of the Nasdaq have also indicated that Nasdaq Rule 5205(c) requires the Nasdaq to determine compliance with the listing standards based on a company’s financial statements. The Company disagrees with the Nasdaq’s application of Nasdaq Rule 5205(c) since Nasdaq Rule 5205(c) merely refers to a company’s initial listing and continued listing qualifications expressly enumerated in the Nasdaq Rules and does not address the matter of the legality of the revenues reported within a company’s financial statements. Accordingly, the Company intends to continue its dialogue with Nasdaq Regulation as it believes that the “qualifications” referenced in Nasdaq Rule 5205(c) cannot refer to a standard that does not exist within the Nasdaq Rules nor, intuitively, can accounting treatment form the basis for a conclusion with respect to compliance with laws.

The Company is hopeful that another exchange will seek to determine the Company’s compliance with its listing requirements on the basis of applicable laws. In the event that neither the Nasdaq nor another exchange is comfortable with financial consolidation of Canopy USA and the Nasdaq initiates a delisting process, the Company intends to vigorously appeal such a decision.

There is significant judgment in applying the guidance with respect to consolidation of a variable interest entity under U.S. GAAP, particularly given the highly-structured, nuanced and novel nature of Canopy Growth’s interest in Canopy USA. No precedent has been identified by the Company with respect to the accounting treatment under U.S. GAAP. Canopy USA was structured to ensure that Canopy Growth does not currently have the ability to direct or manage the operations of Canopy USA. The Protection Agreement provides for stringent negative covenants in favor of Canopy Growth that limit a wide variety of corporate and operational decisions of Canopy USA without the consent of Canopy Growth. In the aggregate, given the disproportionality of economics to stated power over the operations and strategy of Canopy USA, the limited exposure to the economics of Canopy USA for shareholders other than Canopy Growth, the negative covenants contained in the Protection Agreement and the fact that the third-party investors in Canopy USA had pre-existing business relationships with Canopy Growth, based on the current structure of our interest in Canopy USA, consolidation of Canopy USA by Canopy Growth was deemed to most appropriately result in compliance with the requirements of U.S. GAAP despite Canopy Growth’s inability to direct or manage the operations of Canopy USA. In addition, we believe that consolidating the financial statements of Canopy USA under U.S. GAAP provides investors of the Company with a more fulsome, accurate and detailed understanding of the financial position and profit and loss for the Company overall despite Canopy Growth’s inability to direct or manage the operations of Canopy USA. However, in the event that financial consolidation of Canopy USA is not acceptable to either the Nasdaq or another exchange and the Company is unsuccessful in an appeal with respect to a delisting on the Nasdaq, the Company intends to amend the structure of its interest in Canopy USA and the terms of the Protection Agreement and Canopy USA’s Limited Liability Company Agreement such that we would not be required to consolidate the financial results of Canopy USA into our financial statements. Such changes may include: (1) reducing Canopy Growth’s economic interest in Canopy USA on an as-converted basis to no greater than 90%, (2) reducing the number of managers on Canopy USA’s board of managers from four to three, including, reducing Canopy Growth’s nomination right to a single manager, (3) modifying the terms of the Protection Agreement and Canopy USA’s Limited Liability Company Agreement in order to eliminate certain negative covenants and (4) modifying the terms of the agreements with third-party investors in Canopy USA to, among other things, eliminate their right to guaranteed returns. Accordingly, the Company does not believe there is any circumstance in which the Amendment Proposal will result in a delisting from the Nasdaq unless there is a concurrent listing on another exchange. Nonetheless, there can be no assurance that we will be able to successfully amend the structure of our interest in Canopy USA, as well as the terms of the Protection Agreement and Canopy USA’s Limited Liability Company Agreement such that we would not be required to consolidate the financial results of Canopy USA into our financial statements. In addition, there can be no assurance that the SEC will agree with the Company’s proposed accounting treatment of Canopy USA. Moreover, there can be no assurance that we will remain listed on the Nasdaq or any other exchange on which our common shares are currently listed on, which would result in an increased interest rate pursuant to the Credit Agreement and could have a material adverse effect on the trading price of our common shares, as well as our business, financial condition and results of operations. In the event of a delisting from a stock exchange, there is no assurance that we will be able to satisfy the conditions required to list on an alternative stock exchange.

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

In addition, third parties with which we currently have business relationships, including banks, industry partners, customers and suppliers, may experience uncertainty associated with our U.S. strategy, including with respect to maintaining current or future relationships with us. While we believe, based on the advice of our legal advisors, that we currently comply with all applicable laws and regulations and that we will remain in compliance in the event that Canopy USA acquires Acreage, Wana or Jetty, exercises the Cultiv8 Option or converts the TerrAscend Exchangeable Shares into common shares of TerrAscend, there is a risk that our interpretation of laws, regulations, and guidelines, may differ from those of others, including those of our banks, industry partners, customers and suppliers. Such uncertainty could have a material and adverse effect on our current and future business, operations, results of operations, financial condition and prospects.

We have not received audited financial statements with respect to Jetty.

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

While the Company understands that Jetty is working to produce audited financial statements, the Company has not received such audited financial statements to date. These audited financial statements may include financial results that are different than or less positive than the unaudited financial information for Jetty that has been provided to the Company.

Acreage’s financial statements express doubt about its ability to continue as a going concern.

Acreage’s publicly available audited financial statements as of and for three years ended December 31, 2021 and its publicly available financial statements as of and for the nine months ended September 30, 2022 (“Acreage’s September 30, 2022 Financial Statements”) express doubt about Acreage’s ability to continue as a going concern. In particular, Acreage’s September 30, 2022 Financial Statements state: “[Acreage] had an accumulated deficit as of September 30, 2022, as well as a net loss and negative cash flow from operating activities for the nine months ended September 30, 2022. These factors raise substantial doubt about [Acreage]’s ability to continue as a going concern for at least one year from [November 9, 2022, which is the date Acreage filed its quarterly report on Form 10-Q with the SEC and issued its financial statements].” In the event that Acreage is unable to continue as a going concern, the Acreage Amended Arrangement and the Floating Share Arrangement may not be completed. In the event that the Amended Acreage Arrangement and the Floating Share Arrangement are completed and Acreage is unable to continue as a going concern, this would have a negative impact on Canopy USA’s business, financial results and operations and have an adverse impact on the Company’s United States strategy, and, ultimately, the Company’s financial results and operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On February 9, 2023, the Company announced a series of comprehensive steps to align its Canadian cannabis operations and resources in response to unfavorable market realities. These actions were approved on February 8, 2023, and include:

•
Transitioning to an asset-light model by: (i) exiting cannabis flower cultivation in the Company's Smiths Falls, Ontario facility; (ii) ceasing the sourcing of cannabis flower from the Company's Mirabel, Quebec facility; and (iii) consolidating cultivation at the Company's existing facilities in Kincardine, Ontario and Kelowna, British Columbia;
•
Moving to an adaptive third-party sourcing model for all cannabis beverages, edibles, vapes, and extracts which will enable the Company to select and bring to market new product formats without the required investment in research and development and production footprint;
•
As a result of the aforementioned changes, the Company intends to consolidate flower, pre-rolled joints, softgel, and oil manufacturing in the Company’s current beverage production facility in Smiths Falls, Ontario and reduce headcount across the business; and
•
The Company intends to close the 1 Hershey Drive facility in Smiths Falls, Ontario and the Company is in active discussions with respect to restructuring the joint-venture entity which holds the cultivation facility in Mirabel, Quebec.

As a result of these actions, the Company expects to incur pre-tax charges of approximately $425 - $525 million, consisting of approximately $400 - $485 million of non-cash asset impairments relating to the impacted production sites in the fourth quarter of the Company’s fiscal year ending March 31, 2023. The remaining charges of up to $25 - $40 million are cash charges primarily attributable to employee severance, contract and existing obligation terminations, outside services and other related cash shutdown costs, which are expected to be substantially recorded in the fourth quarter of the Company’s fiscal year ending March 31, 2023 and the first half of the Company’s fiscal year ending March 31, 2024.

The charges the Company expects to incur in connection with these actions are preliminary estimates and are subject to a number of assumptions and risks, and actual results may differ materially. The Company may also incur other material charges not currently contemplated due to events that may occur as a result of, or in connection with, these actions.

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

10.1

Consent Agreement dated October 24, 2022 by and between CBG Holdings LLC, Greenstar Canada Investment Limited Partnership and Canopy Growth Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 26, 2022).

10.2

Voting Support Agreement dated October 24, 2022 by and between CBG Holdings LLC, Greenstar Canada Investment Limited Partnership and Canopy Growth Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 26, 2022).

10.3

Floating Share Arrangement Agreement dated October 24, 2022 by and among Canopy Growth Corporation, Canopy USA, LLC and Acreage Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on October 26, 2022).

10.4+

Amendment No. 1 to Credit Agreement, dated as of October 24, 2022, between Canopy Growth Corporation, 11065220 Canada Inc., the lenders party thereto and Wilmington Trust, National Association (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on October 26, 2022).

10.5

Letter Agreement, dated October 24, 2022, by and among 11065220 Canada Inc., AFC Gamma Inc., Viridescent Realty Trust, Inc. and AFC Institutional Fund LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on October 26, 2022).

10.6*+	Protection Agreement, dated October 24, 2022, by and among Canopy USA, LLC, 11065220 Canada Inc. and Canopy Growth Corporation

10.7*+	Limited Liability Company Agreement of Canopy USA, LLC

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

+ Portions of this exhibit are redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANOPY GROWTH CORPORATION

Date: February 9, 2023	By:	/s/ David Klein
David Klein
Chief Executive Officer (Principal Executive Officer)

Date: February 9, 2023	By:	/s/ Judy Hong
Judy Hong
Chief Financial Officer (Principal Financial Officer)