Form 10-K
period 2023-03-31
Canopy Growth Corp
filed 2023-06-22
CIK 1737927

g

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1.3 billion as of September 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the closing sale price of the common shares on The Nasdaq Global Select Market on that date.

As of June 20, 2023, there were 586,619,644 common shares of the registrant outstanding.

Unless otherwise noted or the context indicates otherwise, references in this Comprehensive Form 10-K (as defined below) to the “Company,” “Canopy Growth,” “we,” “us” and “our” refer to Canopy Growth Corporation, its direct and indirect wholly-owned subsidiaries and, if applicable, its joint ventures and investments accounted for by the equity method; the term “cannabis” means the plant of any species or subspecies of genus Cannabis and any part of that plant, including all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers; and the term “U.S. hemp” has the meaning given to term “hemp” in the U.S. Agricultural Improvement Act of 2018 (the “2018 Farm Bill”), including hemp-derived cannabidiol (“CBD”).

This Comprehensive Form 10-K contains references to our trademarks and trade names and to trademarks and trade names belonging to other entities. Solely for convenience, trademarks and trade names referred to in this report may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trademarks or trade names to imply a relationship with, or endorsement or sponsorship of us or our business by, any other companies.

All currency amounts in this Comprehensive Form 10-K are stated in Canadian dollars, which is our reporting currency, unless otherwise noted. All references to “dollars” or “CDN$” are to Canadian dollars and all references to “US$” are to U.S. dollars.

EXPLANATORY NOTE

We are filing this comprehensive annual report on Form 10-K for the fiscal years ended March 31, 2023 and 2022 (“Comprehensive Form 10-K”). This Comprehensive Form 10-K contains our audited financial statements for the fiscal year ended March 31, 2023, as well as restatements of the following previously filed periods: (i) audited consolidated financial statements for the fiscal year ended March 31, 2022, originally included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 (the “2022 10-K”), and (ii) unaudited consolidated financial statements for the quarterly periods ended June 30, 2022, September 30, 2022 and December 31, 2022, originally included in the our Quarterly Reports on Form 10-Q for such quarterly periods (collectively, the “Form 10-Qs” and together with the 2022 10-K, the “Prior Financial Statements”).

Restatement Background

As previously disclosed in the Company’s Current Report on Form 8-K and material change report filed on May 10, 2023, in connection with the preparation of our consolidated financial statements for the fiscal year ended March 31, 2023, our management identified certain trends in the booking of sales by the BioSteel Sports Nutrition Inc. (“BioSteel”) business unit for further review. We, together with our independent external counsel and forensic accountants, and under the oversight of the Audit Committee (the “Audit Committee”) of the board of directors of the Company (the “Board”), initiated an internal review of the financial reporting matters related to BioSteel (the “BioSteel Review”).

As part of the BioSteel Review, we identified material misstatements in the Prior Financial Statements related to sales in the BioSteel business unit that were accounted for incorrectly. On May 4, 2023, we, in consultation with the Audit Committee, concluded that our Prior Financial Statements should no longer be relied upon and should be restated to correct the misstatements therein. In addition, the reports of our independent registered public accounting firm included in the 2022 10-K should no longer be relied upon.

The BioSteel Review focused on the timing of revenue recognition in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, and the correction of the misstatements has reduced certain revenues previously recognized and adjusted related balance sheet items in the Prior Financial Statements, including certain segment disclosures.

The correction of the revenue misstatement described above resulted in a decrease of approximately $10.0 million in net revenue for the year ended March 31, 2022, or approximately 2% of total net revenue. Additionally, as a result of the correction of the revenue misstatements through the reduction of previously recognized revenue for BioSteel, the Company determined there to be an indicator of impairment for the BioSteel reporting unit as of September 30, 2022, and therefore performed a quantitative interim goodwill impairment assessment at that date. This resulted in the recognition of a goodwill impairment loss totaling $57.4 million, representing the entirety of the goodwill assigned to the BioSteel reporting unit.

The Company evaluated the materiality of these misstatements both qualitatively and quantitatively in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, and determined the effect of correcting these misstatements was material to the Prior Financial Statements. As a result of the material misstatements, the Company has restated its Prior Financial Statements in accordance with Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections.

Items Restated in this Form 10-K

This Comprehensive Form 10-K for the fiscal years ended March 31, 2023 and 2022 reflects changes to the Consolidated Balance Sheet at March 31, 2022 and the Consolidated Statements of Comprehensive Loss, Shareholders’ Equity, and Cash Flows for the year ended March 31, 2022, and the related notes thereto. The restatement of the consolidated financial statements for the fiscal year ended March 31, 2022 is disclosed in Note 2 to the consolidated financial statements. The restatement of the consolidated financial statements for the quarterly and year-to-date periods in fiscal year 2023 and 2022 are disclosed in Note 36 to the consolidated financial statements. Other sections impacted are: Part I, Item 1A. Risk Factors; Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Part II, Item 9A. Controls and Procedures.

The Company has not filed, and does not intend to file, amendments to the previously filed Quarterly Reports on Form 10-Q for any of the quarters for the years ended March 31, 2023 and 2022, nor the previously filed 2022 10-K. Accordingly, investors should rely only on the financial information and other disclosures regarding the restated periods in this Comprehensive Form 10-K or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to these periods.

See Note 2 and Note 36 to the consolidated financial statements, included in Part II, Item 8 of this Comprehensive Form 10-K, for additional information on the restatement and the related consolidated financial statement effects.

Internal Control Considerations

In connection with the restatement, our management has assessed the effectiveness of our internal control over financial reporting. Based on this assessment, management identified material weaknesses in our internal control over financial reporting, resulting in the conclusion by our Chief Executive Officer and Chief Financial Officer that our internal control over financial reporting and our disclosure controls and procedures were not effective as of March 31, 2023. Management is taking steps to remediate the material weaknesses in our internal control over financial reporting, as described in Part II, Item 9A, “Controls and Procedures.”

See Part II, Item 9A, “Controls and Procedures,” for additional information related to the identified material weaknesses in internal control over financial reporting and the related remediation measures.

PART I

Special Note Regarding Forward-Looking Statements; Risk Factor Summary

This Comprehensive Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and other applicable securities laws, which involve certain known and unknown risks and uncertainties. Forward-looking statements predict or describe our future operations, business plans, business and investment strategies and the performance of our investments. These forward-looking statements are generally identified by their use of such terms and phrases as “intend,” “goal,” “strategy,” “estimate,” “expect,” “project,” “projections,” “forecasts,” “plans,” “seeks,” “anticipates,” “potential,” “proposed,” “will,” “should,” “could,” “would,” “may,” “likely,” “designed to,” “foreseeable future,” “believe,” “scheduled” and other similar expressions. Our actual results or outcomes may differ materially from those anticipated. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

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
•
expectations regarding the potential success of, and the costs and benefits associated with the Reorganization Amendments (as defined below);
•
expectations related to our announcement of certain restructuring actions and the potential success of, and the costs and benefits associated with the comprehensive steps and actions being undertaken by the Company with respect to its Canadian operations (the “Canadian Transformative Plan”) including any progress, challenges and effects related thereto as well as changes in strategy, metrics, investments, operating expenses, employee turnover and other changes with respect thereto;
•
expectations to capitalize on the opportunity for growth in the United States cannabis sector and the anticipated benefits of such strategy;
•
the timing and outcome of the Floating Share Arrangement (as defined below), the anticipated benefits of the Floating Share Arrangement, the anticipated timing of the acquisition of the Fixed Shares (as defined below) and the Floating Shares (as defined below) by Canopy USA, the satisfaction or waiver of the closing conditions set out in the Floating Share Arrangement Agreement (as defined below) and the Amended Acreage Arrangement (as defined below), including receipt of all regulatory approvals, and the anticipated timing and occurrence of the Company’s exercise of the option to acquire the Fixed Shares and closing of such transaction;
•
the Amended Acreage Arrangement (as defined below) and the Floating Share Arrangement, including the occurrence or waiver (at our discretion) of the Triggering Event (as defined below), the anticipated timing and occurrence of the Company’s exercise of the option to acquire the Fixed Shares (the “Acreage Option”) and the satisfaction or waiver of the conditions to closing the acquisition of Acreage;
•
the Wana Amendments (as defined below), including the occurrence or waiver (at Canopy USA’s discretion) of the Triggering Event;
•
the issuance of additional common shares of the Company (each whole share, a “Canopy Share” or a “Share”) to satisfy the payments to eligible participants to the existing tax receivable bonus plans of HSCP (as defined below), to satisfy any deferred and/or option exercise payments to the shareholders of Wana (as defined below) and Jetty (as defined below) and the issuance of additional Non-Voting Shares (as defined below) issuable to Canopy Growth from Canopy USA in consideration thereof;
•
the satisfaction or waiver of the closing conditions set out in the Trust SPA (as defined below), the acquisition of the T1 Canopy USA Common Shares (as defined below), T2 Canopy USA Common Shares (as defined below) and Warrants (as defined below) by the Trust (as defined below) in accordance with the Trust SPA, the anticipated timing and occurrence of the exercise of the options held by the Trust to acquire the Voting Shares (as defined below) and the Warrants, as applicable, and closing of such transactions;

•
the potential conversion of Canopy Shares held by the CBI Group (as defined below) to Exchangeable Shares (as defined below), including the termination of the Amended Investor Rights Agreement (as defined below);
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
•
our remediation plan and our ability to remediate the material weaknesses in our internal control over financial reporting;
•
our ability to continue as a going concern;
•
the anticipated benefits and impact of the investments in us from Constellation Brands, Inc. (“CBI”) and its affiliates (collectively, the “CBI Group”);
•
the potential exercise of the warrants held by the CBI Group, pre-emptive rights and/or top-up rights held by the CBI Group;
•
expectations regarding the use of proceeds of equity financings, including the proceeds from the CBI Group Investments (as defined below);
•
the legalization of the use of cannabis for medical or adult-use in jurisdictions outside of Canada, the related timing and impact thereof and our intentions to participate in such markets, if and when such use is legalized;
•
our ability to execute on our strategy and the anticipated benefits of such strategy;
•
the ongoing impact of the legalization of additional cannabis product types and forms for adult-use use in Canada, including federal, provincial, territorial and municipal regulations pertaining thereto, the related timing and impact thereof and our intentions to participate in such markets;
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

The forward-looking statements contained herein are based upon certain material assumptions that were applied in drawing a conclusion or making a forecast or projection, including: (i) management’s perceptions of historical trends, current conditions and expected future developments; (ii) our ability to generate cash flow from operations; (iii) general economic, financial market, regulatory and political conditions in which we operate; (iv) the production and manufacturing capabilities and output from our facilities and our joint ventures, strategic alliances and equity investments; (v) consumer interest in our products; (vi) competition; (vii) anticipated and unanticipated costs; (viii) government regulation of our activities and products including but not limited to the areas of taxation and environmental protection; (ix) the timely receipt of any required regulatory authorizations, approvals, consents, permits and/or licenses; (x) our ability to obtain qualified staff, equipment and services in a timely and cost-efficient manner; (xi) our ability to conduct operations in a safe, efficient and effective manner; (xii) our ability to realize anticipated benefits, synergies or generate revenue, profits or value from our recent acquisitions into our existing operations; and (xiii) other considerations that management believes to be appropriate in the circumstances. While Company management considers these assumptions to be reasonable based on information currently available to management, there is no assurance that such expectations will prove to be correct.

By their nature, forward-looking statements are subject to inherent risks and uncertainties that may be general or specific and which give rise to the possibility that expectations, forecasts, predictions, projections or conclusions will not prove to be accurate, that assumptions may not be correct and that objectives, strategic goals and priorities will not be achieved. A variety of factors, including known and unknown risks, many of which are beyond our control, could cause actual results to differ materially from the forward-looking statements in this Comprehensive Form 10-K and other reports we file with, or furnish to, the Securities and Exchange Commission (the “SEC”) and other regulatory agencies and made by our directors, officers, other employees and other persons authorized to speak on our behalf. Such factors include, without limitation, risks related to our ability to remediate the material weaknesses identified in our internal control over financial reporting as of March 31, 2023, or inability to otherwise maintain an effective system of internal control; the risk that the restatement of the Prior Financial Statements could negatively affect investor confidence and raise reputation risks; our ability to continue as a going concern; our limited operating history; risks that we may be required to write down intangible assets, including goodwill, due to impairment; the diversion of management time on issues related to Canopy USA; the ability of parties to certain transactions to receive, in a timely manner and on satisfactory terms, the necessary regulatory, court and shareholder approvals; the risks that the Trust’s ownership interest in Canopy USA is currently not quantifiable and the Trust may have significant ownership and influence over Canopy USA upon completion of the Trust Transaction (as defined below); the risks related to the fact that the Company has not received audited financial statements with respect to Jetty; the risks related to Acreage’s financial statements expressing doubt about its ability to continue as a going concern; the adequacy of our capital resources and liquidity, including but not limited to, availability of sufficient cash flow to execute our business plan (either within the expected timeframe or at all); volatility in and/or degradation of general economic, market, industry or business conditions; risks relating to our current and future operations in emerging markets; compliance with applicable environmental, economic, health and safety, energy and other policies and regulations and in particular health concerns with respect to vaping and the use of cannabis and U.S. hemp products in vaping devices; risks and uncertainty regarding future product development; changes in regulatory requirements in relation to our business and products; our reliance on licenses issued by and contractual arrangements with various federal, state and provincial governmental authorities; inherent uncertainty associated with projections; future levels of revenues and the impact of increasing levels of competition; third-party manufacturing risks; third-party transportation risks; inflation risks; our exposure to risks related to an agricultural business, including wholesale price volatility and variable product quality; changes in laws, regulations and guidelines and our compliance with such laws, regulations and guidelines; risks relating to inventory write downs; risks relating to our ability to refinance debt as and when required on terms favorable to us and to comply with covenants contained in our debt facilities and debt instruments; risks associated with jointly owned investments; our ability to manage disruptions in credit markets or changes to our credit ratings; the success or timing of completion of ongoing or anticipated capital or maintenance projects; risks related to the integration of acquired businesses; the timing and manner of the legalization of cannabis in the United States; business strategies, growth opportunities and expected investment; counterparty risks and liquidity risks that may impact our ability to obtain loans and other credit facilities on favorable terms; the potential effects of judicial, regulatory or other proceedings, litigation or threatened litigation or proceedings, or reviews or investigations, on our business, financial condition, results of operations and cash flows; risks associated with divestment and restructuring; the anticipated effects of actions of third parties such as competitors, activist investors or federal, state, provincial, territorial or local regulatory authorities, self-regulatory organizations, plaintiffs in litigation or persons threatening litigation; consumer demand for cannabis and U.S. hemp products; the risks that the Canadian Transformative Plan will not result in the expected cost-savings, efficiencies and other benefits or will result in greater than anticipated turnover in personnel; the implementation and effectiveness of key personnel changes; risks related to stock exchange restrictions; risks related to the protection and enforcement of our intellectual property rights; the risks related to the Exchangeable Shares having different rights from Canopy Shares and there may never be a trading market for the Exchangeable Shares; the risk that cost savings and any other synergies from the CBI Group Investments may not be fully realized or may take longer to realize than expected; future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses; risks relating to the long term macroeconomic effects of the COVID-19 pandemic and any future pandemic or epidemic; and the factors discussed under the heading “Risk Factors” in this Comprehensive Form 10-K. Readers are cautioned to consider these and other factors, uncertainties and potential events carefully and not to put undue reliance on forward-looking statements.

Forward-looking statements are provided for the purposes of assisting the reader in understanding our financial performance, financial position, and cash flows as of and for periods ended on certain dates and to present information about management’s current expectations and plans relating to the future, and the reader is cautioned that the forward-looking statements may not be appropriate for any other purpose. While we believe that the assumptions and expectations reflected in the forward-looking statements are reasonable based on information currently available to management, there is no assurance that such assumptions and expectations will prove to have been correct. Forward-looking statements are made as of the date they are made and are based on the beliefs, estimates, expectations, and opinions of management on that date. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, estimates or opinions, future events or results or otherwise or to explain any material difference between subsequent actual events and such forward-looking statements, except as required by law. The forward-looking statements contained in this Comprehensive Form 10-K and other reports we file with, or furnish to, the SEC and other regulatory agencies and made by our directors, officers, other employees, and other persons authorized to speak on our behalf are expressly qualified in their entirety by these cautionary statements.

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
•
Our businesses face highly competitive conditions.
•
We have concluded that certain of our previously issued financial statements should not be relied upon and have restated certain of our previously issued financial statements which was time-consuming and expensive and could expose us to additional risks that could have a negative effect on us.
•
As a result of self-reporting the BioSteel Review, the Company is the subject of an investigation by the SEC and an ongoing informal inquiry by regulatory authorities in Canada, and it cannot predict the timing of developments, and any adverse outcome of these continuing matters could have a material adverse effect on the Company.
•
We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which may adversely affect investor confidence in our company and, as a result, the value of the Canopy Shares.
•
Management has raised substantial doubt as to the Company's ability to continue as a going concern due to certain material debt obligations coming due in the short term. If we are unable to obtain additional capital, our financial results, financial condition and our ability to continue as a going concern will be adversely affected and we may have to delay or terminate some or all of our business development or commercialization plans or cease certain of our operations.
•
CBI has significant influence over us and may acquire 139,745,453 additional Canopy Shares as well as any additional Canopy Shares that may be issuable pursuant to the top-up right of the CBI Group in the Amended Investor Rights Agreement.
•
The price of our common stock has been and may continue to be highly volatile.
•
We are subject to other risks generally applicable to our industry and the conduct of our businesses.

Item 1. Business.

Our Vision and Purpose

Our vision is to unleash the power of cannabis to improve lives. As one of the first publicly traded, federally regulated and licensed cannabis producers in North America, we embrace the opportunity and responsibility to lead the cannabis industry forward with integrity and intention. Our vision comes to life by harnessing the power of the plant, building a leading North American cannabis company, and fostering a purpose-driven atmosphere for our employees. Our approach is grounded in our responsibility to operate with integrity, intention and values, and seeking opportunities to meet the needs of our consumers with premium branded products.

Canopy Growth is a world-leading cannabis and consumer packaged goods (“CPG”) company which produces, distributes, and sells a diverse range of cannabis, hemp, and CPG products. Cannabis products are principally sold for adult-use and medical purposes under a portfolio of distinct brands in Canada pursuant to the Cannabis Act, SC 2018, c 16 (the “Cannabis Act”), and globally pursuant to applicable international and Canadian legislation, regulations, and permits.

Our core operations are in Canada, the United States and Germany. Our mainstream and premium branded product portfolio includes multiple cannabis formats, such as high-quality dried flower, oils, softgel capsules, infused beverages, edibles and topical formats, as well as vaporizer devices, in addition to cannabis accessories, hemp-derived CBD, skin care and wellness and sports hydration beverages designed to meet the needs of consumers worldwide.

Our purpose is shaped by our principal values, and these values drive our organization, including:

•
Responsible Corporate Citizenship: We are serious about our responsibility to lead with purpose and show how cannabis can be a force for positive change. That is why we incorporate robust and stringent product safety efforts and responsible-use education initiatives designed to create and sustain better places to live and work together.
•
Social Justice: We are committed to social justice. We want to leverage our leadership role in the cannabis industry to undo the harms for those affected by the historic criminalization of cannabis, including communities of color that have been disproportionately impacted. We strive to live and lead by example by creating equity in our talent processes and encouraging an inclusive environment for all traditionally marginalized groups.
•
Employee Values: We depend on the shared purpose, passion and leadership of world-class people. Our guiding principles – own it, listen and share, catch people doing things right, grow good together and shatter barriers – keep us connected to each other and to shared goals that are bigger than ourselves.

Our Company

We intend to maintain and strengthen a leading position in the cannabis industry and our other category-specific industries, as well as expand the reach of our products in our core markets. From product and process innovation to market execution and everything in between, we are driven by a passion for leadership, a commitment to drive the industry forward, and above all else, providing our consumers with the best possible experiences rooted in our vision of unleashing the power of cannabis to improve lives.

We were among the first companies to be permitted to cultivate and sell legal cannabis in Canada. Today, we supply high-quality medical cannabis products to patients in Canada, Germany, Poland and Australia, and through agreements with established distributors.

As a responsible corporate citizen, we maintain initiatives designed to help patients and consumers safely, effectively and responsibly use cannabis in addition to advancing community engagement and social justice initiatives aimed at undoing the harms of prohibition. Our initiatives have included activities such as:

•
A partnership with Responsibility.org to support the National Alliance to Stop Impaired Driving (NASID) by working together to end all forms of impaired driving through improved data and detection, innovative programs and technologies and system reform.
•
Supporting The Last Prisoner Project (“LPP”), which was founded in 2019 based on the notion that no one should remain incarcerated for cannabis offenses. Canopy Growth actively works alongside LPP in their goal of freeing the tens of thousands of individuals still unjustly imprisoned for cannabis related incidents/offenses.
•
Community engagement where we live and work to ensure equitable and sustainable participation in our industry by directly supporting organizations where Canopy Growth has an active employee presence or operational footprint.

Today, we are a leader in the adult-use market in Canada where we offer a broad portfolio of brands and products and continue to expand our portfolio to include new innovative cannabis products and formats. We maintain agreements to supply all Canadian provinces and territories with our adult-use products for sale through their established retail distribution systems. Using a consumer-driven approach, we provide a portfolio of diverse products that offer experiences, occasions and effects our consumers seek. Our distinct cannabis brands include Tweed, 7ACRES, DOJA, Vert, HiWay and Deep Space in the adult-use channel, while our primary medical brand is Spectrum Therapeutics. Our curated cannabis product formats include dried flower, oil, softgel capsules, edibles, vapes and beverages as well as a wide range of cannabis accessories. We also offer health and wellness hemp-derived CBD products under our Martha Stewart CBD brand. In addition, our non-cannabis products can be found through Storz & Bickel GmbH (“Storz & Bickel”), This Works Products Ltd. (“This Works”) and BioSteel Sports Nutrition Inc. (“BioSteel”) brands which are complementary and innovative to our core cannabis product offering.

Canopy USA

On October 25, 2022, we announced the creation of a U.S. cannabis ecosystem to be held through Canopy USA, a special purpose vehicle (the “Reorganization”). Canopy Growth’s U.S. cannabis ecosystem, which was transferred to Canopy USA, has an established presence across large-scale and rapidly developing adult-use markets. Collectively, this footprint currently spans 21 states: Arizona, Arkansas, California, Colorado, Connecticut, Florida, Illinois, Maine, Maryland, Massachusetts, Michigan, Missouri, Nevada, New Hampshire, New Jersey, New Mexico, New York, Pennsylvania, Ohio, Oklahoma and Oregon, as well as Puerto Rico. Canopy Growth holds non-voting and non-participating shares (the “Non-Voting Shares”) of Canopy USA and a third-party investor holds a nominal economic interest but all of the Class A shares (the “Canopy USA Common Shares”) of Canopy USA. On a pro-forma basis, Canopy Growth currently owns more than 99% of the outstanding shares of Canopy USA.

Canopy Growth and Canopy USA effectuated certain changes to the initial structure of Canopy Growth’s interest in Canopy USA such that Canopy Growth does not expect to consolidate the financial results of Canopy USA within our financial statements, and therefore remain in compliance with the requirements of the Nasdaq Stock Market. These changes included, among other things, modifying the terms of the protection agreement between Canopy Growth, its wholly-owned subsidiary and Canopy USA as well as the terms of Canopy USA’s limited liability company agreement and amending the terms of certain agreements with third-party investors in Canopy USA to eliminate any rights to guaranteed returns (collectively, the “Reorganization Amendments”). In that regard, on May 19, 2023, we entered into the amended and restated protection agreement with Canopy USA (the “A&R Protection Agreement”) and Canopy USA’s limited liability company agreement was amended and restated (the “A&R LLC Agreement”) in order to: (i) eliminate certain negative covenants that were previously granted by Canopy USA in favor of Canopy Growth as well as delegating to the managers of Canopy USA’s board of managers (the “Canopy USA Board”) not appointed by Canopy Growth the authority to approve the following key decisions (collectively, the “Key Decisions”): (a) the annual business plan of Canopy USA; (b) decisions regarding the executive officers of Canopy USA and any of its subsidiaries; (c) increasing the compensation, bonus levels or other benefits payable to any current, former or future employees or managers of Canopy USA or any of its subsidiaries; (d) any other executive compensation plan matters of Canopy USA or any of its subsidiaries; and (e) the exercise of the Wana Options (as defined below) or the Jetty Options (as defined below), which for greater certainty means that Canopy Growth’s nominee on the Canopy USA Board will not be permitted to vote on any Key Decisions while the Company owns Non-Voting Shares; (ii) reduce the number of managers on the Canopy USA Board from four to three, including, reducing the Company’s nomination right to a single manager; (iii) amend the share capital of Canopy USA to, among other things, (a) create a new class of Class B shares of Canopy USA (the “Canopy USA Class B Shares”), which may not be issued prior to the conversion of the Non-Voting Shares or the Canopy USA Common Shares into Canopy USA Class B Shares; (b) amend the terms of the Non-Voting Shares such that the Non-Voting Shares will be convertible into Canopy USA Class B Shares (as opposed to Canopy USA Common Shares); and (c) amend the terms of the Canopy USA Common Shares such that upon conversion of all of the Non-Voting Shares into Canopy USA Class B Shares, the Canopy USA Common Shares will, subject to their terms, automatically convert into Canopy USA Class B Shares, provided that the number of Canopy USA Class B Shares to be issued to the former holders of the Canopy USA Common Shares will be equal to no less than 10% of the total issued and outstanding Canopy USA Class B Shares following such issuance. Accordingly, as a result of the Reorganization Amendments, in no circumstances will Canopy Growth, at the time of such conversions, own more than 90% of the Canopy USA Class B Shares.

In connection with the Reorganization Amendments, Canopy USA and Huneeus 2017 Irrevocable Trust (the “Trust”) entered into a share purchase agreement (the “Trust SPA”), which sets out the terms of the Trust’s investment in Canopy USA in the aggregate amount of up to US$20 million (the “Trust Transaction”). Pursuant to the terms of the Trust SPA, the Trust will purchase such number of Canopy USA Common Shares with a value of US$5 million (the “T1 Canopy USA Common Shares”) at a purchase price per T1 Canopy USA Common Share equal to the fair market value of the T1 Canopy USA Common Shares calculated in accordance with the terms of the Trust SPA (the “T1 Purchase Price”) and such number of warrants as is equal to: (i) half of the number of T1 Canopy USA Common Shares issued to the Trust (the “T1-1 Canopy USA Warrants”), with each full T-1 Canopy USA Warrants exercisable into one Voting Share (as defined in the A&R LLC Agreement) at an exercise price equal to the T1 Purchase Price per Voting Share until the seventh anniversary of the issuance of the T1 Canopy USA Common Shares (the “T1 Expiry Date”); (ii) one quarter of the number of T1 Canopy USA Common Shares issued to the Trust (the “T1-2 Canopy USA Warrants”), with each full T1-2 Canopy USA Warrant exercisable into one Voting Share at an exercise price equal to two times the T1 Purchase Price per Voting Share until the T1 Expiry Date; and (iii) the aggregate number of T1-1 Canopy USA Warrants and T1-2 Canopy USA Warrants (the “T1-3 Canopy USA Warrants” and, together with the T1-1 Canopy USA Warrants and the T1-2 Canopy USA Warrants, the “T1 Canopy USA Warrants”), with each full T1-3 Canopy USA Warrant exercisable into one Voting Share at an exercise price equal to three times the T1 Purchase Price per Voting Share until the T1 Expiry Date; provided that T1 Canopy USA Warrants will not vest or become exercisable unless Canopy USA acquires either Acreage, Wana or Jetty by March 31, 2024 (collectively, the “T1 Investment”).

In accordance with the terms of the Trust SPA, the Trust will, subject to certain conditions, including, but not limited to the condition that Canopy USA acquires Acreage, purchase additional Canopy USA Common Shares with a value of US$5 million (the “T2 Canopy USA Common Shares”) at a purchase price per T2 Canopy USA Common Share equal to the fair market value of the T2 Canopy USA Common Shares at the applicable time (the “T2 Purchase Price”) and such number of warrants as is equal to: (i) half of the number of T2 Canopy USA Common Shares issued to the Trust (the “T2-1 Canopy USA Warrants”), with each full T2-1 Canopy USA Warrant exercisable into one Voting Share at an exercise price equal to the T2 Purchase Price per Voting Share until the seventh anniversary of the issuance of the T2 Canopy USA Common Shares (the “T2 Expiry Date”); (ii) one quarter of the number of T2 Canopy USA Common Shares issued to the Trust (the “T2-2 Canopy USA Warrants”), with each full T2-2 Canopy USA Warrant exercisable into one Voting Share at an exercise price equal to two times the T2 Purchase Price per Voting Share until the T2 Expiry Date; and (iii) the aggregate number of T2-1 Warrants and T2-2 Warrants (the “T2-3 Canopy USA Warrants” and, together with the T2-1 Canopy USA Warrants and the T2-2 Canopy USA Warrants, the “T2 Canopy USA Warrants”), with each full T2-3 Canopy USA Warrant exercisable into one Voting Share at an exercise price equal to three times the T2 Purchase Price per Voting Share until the T2 Expiry Date (collectively, the “T2 Investment”). Notwithstanding the foregoing, in the event that (i) Canopy USA does not acquire Acreage and (ii) certain enumerated events of default set out in the Trust SPA have either occurred, but are not cured prior to, or are present on, the date that is five business days following Canopy USA’s acquisition of Acreage (the “T2 Investment Date”), the Trust will have the right, but not the obligation (the “T2 EoD Option”), exercisable at any time within five days of the T2 Investment Date, to acquire the T2 Canopy USA Shares and the T2 Canopy USA Warrants on the same economic terms as the T2 Investment.

In addition, pursuant to the terms of the Trust SPA, in the event that:

a)
(i) Canopy USA does not acquire Acreage; and (ii) either the Company or Canopy USA delivers written notice to the Trust that Canopy USA no longer intends to acquire Acreage (the “Acreage Notice”), the Trust will have the right, but not the obligation (the “T2 Notice Option”), exercisable at any time following the earlier of: (1) the 12 month anniversary of the date of the Acreage Notice; and (2) the 24 month anniversary of the closing date of the T1 Investment (the “T1 Closing Date”), to acquire the T2 Canopy USA Shares and the T2 Canopy USA Warrants on the same economic terms as the T2 Investment; or
b)
(i) Canopy USA does not acquire Acreage by the one-year anniversary of the T1 Closing Date; and (ii) an Acreage Notice is not delivered to the Trust by the one-year anniversary of the T1 Closing Date, the Trust will have the right, but not the obligation (the “T2 Option”), exercisable at any time following the one-year anniversary of the T1 Closing Date until the 24 month anniversary of the T1 Closing Date, to acquire the T2 Canopy USA Shares and the T2 Canopy USA Warrants on the same economic terms as the T2 Investment.

Pursuant to the Trust SPA, the Trust also has the right, but not the obligation (the “Canopy USA T3 Option”), exercisable at any time from and after the date of the Trust SPA until the 24 month anniversary of the T1 Closing Date, to acquire (a) Voting Shares with a value of up to US$5 million (the “T3 Canopy USA Voting Shares”) at a purchase price equal to the fair market value of the Voting Shares being acquired at the applicable time (the “Option Exercise Price”) and (b) the following warrants for each Voting Share issued to the Trust (collectively, the “T3 Canopy USA Warrants”): (i) one-half of a warrant, with each full warrant exercisable into one Voting Share at an exercise price equal to the Option Exercise Price until the seventh anniversary of the date of issuance (the “Option Exercise Expiry Date”); (ii) one-quarter of a warrant, with each full warrant exercisable into one Voting Share at an exercise price equal to two times the Option Exercise Price until the Option Exercise Expiry Date; and (iii) three-quarters of a warrant, with each full warrant exercisable into one Voting Share at an exercise price equal to three times the Option Exercise Price until the Option Exercise Expiry Date. In addition, pursuant to the terms of the Trust SPA, the Trust has the right, but not the obligation (the “Canopy USA T4 Option”), exercisable at any time from and after the date of the Trust SPA until the 24 month anniversary of the T1 Closing Date, to acquire Voting Shares with a value of up to US$5 million (the “T4 Canopy USA Voting Shares”) at a purchase price equal to the fair market value of the Voting Shares being acquired at the applicable time (the “T4 Option Exercise Price”).

As a result of the T1 Purchase Price, the T2 Purchase Price, the Option Exercise Price and the T4 Option Exercise Price being determined by a future fair market valuation in accordance with the terms of the Trust SPA, the Trust’s ownership interest in Canopy USA is not currently known and is not quantifiable as of the date hereof. Please refer to “Risk Factors” — The Trust’s ownership interest in Canopy USA is currently not quantifiable and the Trust may have significant ownership and influence over Canopy USA upon completion of the Trust Transaction” under Item 1A of this Comprehensive Form 10-K for further discussion.

Canopy USA retains a call right (the “Repurchase Right”) exercisable at any time after the 60 month anniversary of the T1 Closing Date, to repurchase all Voting Shares held by the Trust at a price per Voting Share equal to the fair market value as determined by an appraiser appointed by Canopy USA; provided that if the repurchase occurs on or prior to the earlier of Canopy USA’s acquisition of Acreage, Wana or Jetty, the Repurchase Right can be exercised at the initial subscription price of such Voting Share. The Trust has also been granted the right to appoint one member to the Canopy USA Board and a put right following the conversion of the Non-Voting Shares into Canopy USA Class B Shares on the same terms and conditions as the Repurchase Right. Following the closing of the T1 Investment, a wholly owned subsidiary of the Company will continue to hold the Non-Voting Shares in the capital of Canopy USA and Canopy USA Common Shares and Canopy Shares will be issued to the shareholders of Wana, each with a value equal to 7.5% of the fair market value of Wana.

Canopy USA currently holds the following interests in the U.S. cannabis sector, among others:

•
Acreage – Canopy USA has entered into agreements with Canopy Growth whereby, following the exercise of the Acreage Option to acquire all of the Class E subordinate voting shares (the “Fixed Shares”) of Acreage Holdings, Inc. (“Acreage”), which represents approximately 70% of the total shares of Acreage, at a fixed share exchange ratio of 0.3048 of a Canopy Share per Fixed Share, subject to the satisfaction of the closing conditions set forth in an arrangement agreement dated April 18, 2019, as amended on May 15, 2019, September 23, 2020 and November 17, 2020 between Canopy Growth and Acreage (the “Amended Acreage Arrangement”), the Fixed Shares will be registered in the name of and controlled by Canopy USA. Canopy USA has also entered into an arrangement agreement with Canopy Growth and Acreage, as amended (the “Floating Share Arrangement Agreement”), whereby Canopy USA will, subject to the satisfaction of the closing conditions set forth in the Floating Share Arrangement Agreement, including the conditions set forth in the Amended Acreage Arrangement between Canopy Growth and Acreage with respect to the Fixed Shares, acquire all of the Class D subordinate voting shares (the “Floating Shares”) of Acreage, which represents the remaining approximately 30% of the total shares of Acreage, at an exchange ratio of 0.45 of a Canopy Share per Floating Share. A leading vertically integrated multi-state cannabis operator, Acreage has its main operations in densely populated states across the Northeast of the United States, including New Jersey and New York. Through its well-known national retail brand, The Botanist, Acreage engages U.S. cannabis consumers and delivers a range of award-winning products. Acreage’s portfolio also includes high-impact, quality brands like Superflux, as well as the Prime medical brand in Pennsylvania, and the Innocent brand in Illinois, among others.
•
Wana – The options (the “Wana Options”) to acquire 100% of the membership interests of Mountain High Products, LLC, Wana Wellness, LLC and The Cima Group, LLC (collectively, “Wana”), a leading cannabis edibles brand in North America, were transferred to Canopy USA. Wana is vertically integrated in Colorado and has a rapidly growing licensing division across 13 additional states, as well as Puerto Rico, while also holding the #1 market share position for gummies in Canada in fiscal 2023 (source: internal proprietary market share tool using sales data supplied by third-party data providers and government agencies). With a scalable business model, Wana has built a dominant position in the gummies category, which is the largest segment within edibles. Backed by a robust pipeline of new consumer focused products, Wana is entering new markets to capture consumers looking for high-quality products that deliver against desired need states.
•
Jetty – The options (the “Jetty Options”) to acquire 100% of the shares of Lemurian, Inc. (“Jetty”), a California-based producer of high-quality cannabis extracts and pioneer of clean vape technology, were transferred to Canopy USA. Leaders in solventless vapes and a Top 15 California Brand in fiscal 2023 (source: March 2023 BDS Analytics Inc. data for dollars sold for all product categories), Jetty pioneers the latest technology to create industry-leading extracts including award-winning solventless vapes, live resin vapes, and other products. Supported by nine years of operation, Jetty represents a critical foothold in the largest THC market in the U.S. and is primed to scale its high-quality products nationally.

In addition, Canopy USA controls a conditional ownership position of approximately 18.1% in TerrAscend Corp. (CSE: TER, OTCQX: TRSSF) (“TerrAscend”), a prominent North American cannabis operator with vertically integrated operations and a presence in Pennsylvania, New Jersey, Michigan and California, as well as licensed cultivation and processing operations in Maryland, with additional common share purchase warrants that provide Canopy USA the ability to control approximately 23.3% of TerrAscend. Canopy USA’s direct and indirect interests in TerrAscend include control over all exchangeable shares and options previously held by Canopy Growth in TerrAscend as well as additional exchangeable shares and warrants that were issued by TerrAscend in connection with the settlement of debt obligations owing pursuant to certain debentures and loan agreements that were transferred to Canopy USA and were previously outstanding between Canopy Growth and certain TerrAscend subsidiaries.

We believe that our mainstream and premium branded portfolio resonates with consumers in all target categories and sets us apart from our competitors.

Canopy Growth was incorporated pursuant to the Canada Business Corporations Act on August 5, 2009 and is traded on both the Toronto Stock Exchange (the “TSX”) and The Nasdaq Global Select Market.

Our Strategy and Outlook

We aspire to demonstrate how cannabis can be a force to improve lives and communities, and we have defined a clear strategy to bring this ambition to life. Our overall strategy is anchored in our commitment to building beloved consumer brands within an asset-light operating model that we believe will enable us to compete more effectively in today’s rapidly evolving market.

To achieve our vision, our strategy consists of four pillars:

•
Building a North American Cannabis Powerhouse by Accelerating Growth of Mainstream and Premium Brands - The heart of our business is in North America with our roots in Canada and investments in the U.S. Our brands include some of the best-known brands in the cannabis space such as Tweed, DOJA, Vert, HiWay, 7ACRES and Deep Space in our Canadian adult-use market, and Spectrum Therapeutics in the Canadian medical market. Additionally, our Storz & Bickel line of devices complement our suite of cannabis brands and products. As markets continue to evolve, we believe the role of brands will become even more prominent in the consumer’s desire for trustworthy products that deliver quality, consistency and experience. We are investing in our brands to continue being leaders in the market and strengthening their relationship with the consumer.

The establishment of Canopy USA (as further described below) has been a stepping stone towards maximizing the value of our previously held conditional U.S. THC investments through Canopy USA. Canopy USA’s powerhouse brands, including those held by Acreage, Wana and Jetty, establish a foundation for us to fast track entry into the world’s largest and fastest growing cannabis market. We believe Canopy USA will allow us to further expand the reach of our premium brand portfolio of products, and we expect that it will provide an opportunity for us to highlight the value of Canopy USA’s THC investments to our shareholders following the acquisition of Acreage, Wana and Jetty by Canopy USA. Canopy USA is expected to generate revenues and cost synergies by leveraging its own premium brands, routes to market and operations, establishing a functioning U.S. cannabis ecosystem in its 21-state footprint.

Beyond the United States, we have taken significant steps towards building our Canadian business to drive profitability and maintain our position as one of Canada’s lasting cannabis producers by being steadfast on developing our route to market and fostering strong relationships along our supply chain.

•
Delivering Best-in-Class Service to Our Customers with Our Purpose-Built Route to Market – In addition to building our branded portfolio, we continuously pursue opportunities to be the partner of choice to our customers. In our core markets, we have invested in quality execution and distribution networks to drive sustainable growth across our priority brands and products. Our North American sales team is the cornerstone of our route to market and positions us to foster a direct relationship with our customers. We understand that the success of our brands is only achievable with the support of customers, and we are committed to providing the highest level of service not only with our relationships but also with our insights, education, efficiency, reliability and cost management.

As consumer needs and trends evolve, we are continuing to focus our efforts on product categories with the highest and most tangible profit opportunities that align with consumer desires and customer needs. At the same time, we are significantly optimizing our wholesale capabilities without expanding our asset footprint to ensure that our products have the broadest distribution in our highest profit geographies.

•
Executing an Asset-Light Approach – As the cannabis market continues to rapidly evolve, specialized businesses have emerged, allowing us to focus on our core strengths of building brands and strong routes to market. This has resulted in a strategic shift in our business plan involving a hybrid asset-light approach that leverages local and/or regional suppliers for raw materials to complement our owned operations. We have undertaken significant balance sheet actions to reduce costs and to optimize our operating footprint in order to achieve profitability and growth. With a steadfast commitment to the quality of our products and to all aspects of our worldwide operations, we are always looking for opportunities to deliver the right product, at the right time, at the right price, and from the right facility.
•
Driving to Maintain Our Leadership Position with Medical Cannabis Patients Worldwide - We are committed to the high-quality production of medical cannabis products and are equally committed to helping medical professionals responsibly authorize, and consumers to responsibly use, our products. Our commitment to addressing the safety and effectiveness of our products is a critical strategic imperative which also helps differentiate us in the growing cannabis market. To remain successful, we must provide consumers with confidence in our products and the information they need to use them appropriately. We must also maintain the trust of regulatory authorities through our leadership in product safety and responsible use. Internationally, we have made significant investments in our operations within Europe and are well-positioned to pursue international growth opportunities with our strong medical cannabis brands and distribution networks. We intend to fuel the demand for our European Union Good Manufacturing Practices (“EU GMP”) certified medical grade cannabis internationally with supply from within Europe or from our Canadian facilities. We will continue to maximize our existing routes to market to further our execution on our international growth plans, while leveraging our cannabis expertise and well-established medical brands.

Special Shareholder Meeting

In connection with the creation of Canopy USA, Canopy Growth expects to hold a special meeting of shareholders (the "Meeting") at which Canopy Growth shareholders will be asked to consider and, if deemed appropriate, pass a special resolution authorizing an amendment to its articles of incorporation, as amended (the "Amendment Proposal"), in order to: (i) create and authorize the issuance of an unlimited number of a new class of non-voting and non-participating exchangeable shares in the capital of

Canopy Growth (the “Exchangeable Shares”); and (ii) restate the rights of the Canopy Shares to provide for a conversion feature whereby each Canopy Share may at any time, at the option of the holder, be converted into one Exchangeable Share. The Exchangeable Shares will not carry voting rights, rights to receive dividends or other rights upon dissolution of Canopy Growth but will be convertible into Canopy Shares.

The Amendment Proposal must be approved by at least 66⅔% of the votes cast on a special resolution by Canopy Growth's shareholders present in person or represented by proxy at the Meeting. On October 24, 2022, CBG Holdings LLC (“CBG”) and Greenstar Canada Investment Limited Partnership (“Greenstar”), indirect, wholly-owned subsidiaries of CBI, entered into a voting and support agreement with Canopy Growth (the “Voting and Support Agreement”). Pursuant to the terms of the Voting and Support Agreement, CBG and Greenstar agreed, subject to the terms and conditions thereof, among other things, to vote all of the Canopy Shares beneficially owned, directed or controlled, directly or indirectly, by them for the Amendment Proposal.

The CBI Group Investments

In November 2017, June 2018, November 2018 and May 2020, we completed certain transactions with the CBI Group, whereby the CBI Group invested CDN$245 million, CDN$200 million, CDN$5.079 billion and CDN$245 million, respectively (the “CBI Group Investments”). As part of certain governance rights granted to the CBI Group in connection with certain of the CBI Group Investments, the CBI Group is entitled to, and has nominated, four directors to the Board.

On November 2, 2017, Greenstar invested CDN$245 million in Canopy Growth in exchange for (i) 18,876,901 Canopy Shares; and (ii) 18,876,901 warrants exercisable at an exercise price per Canopy Share of CDN$12.9783 (the “Greenstar Warrants”). In connection with our offering of 4.25% convertible senior notes due 2023 (the “Canopy Notes”) pursuant to an indenture dated June 20, 2018, Greenstar purchased CDN$200 million worth of Canopy Notes. On November 1, 2018, CBG invested CDN$5.079 billion in Canopy Growth in exchange for (i) 104,500,000 Canopy Shares at a price of CDN$48.60 per Canopy Share, and (ii) 139,745,453 warrants (the “CBG Warrants”), of which 88,472,861 CGB Warrants (the “Original Tranche A Warrants”) had an exercise price of CDN$50.40 per Canopy Share and were exercisable until November 1, 2021 and the remaining 51,272,592 CBG Warrants (the “Original Tranche B Warrants”) had an exercise price per Canopy Share based on the five-day volume weighted average price of Canopy Shares on the TSX at the time of exercise and will become immediately exercisable only following the exercise of the Original Tranche A Warrants.

In connection with the Amended Acreage Arrangement, Canopy Growth and CBG entered into a consent agreement dated April 18, 2019 (the “Consent Agreement”) pursuant to which Canopy Growth agreed to (a) the extension of the expiry date of the Original Tranche A Warrants from November 1, 2021 until November 1, 2023 (the “Tranche A Warrants”), (b) the extension of the expiry date of the Original Tranche B Warrants from November 1, 2021 until November 1, 2026; and (c) the amendment of the exercise price for 38,454,444 of the Original Tranche B Warrants, such that 38,454,444 Original Tranche B Warrants were exercisable to acquire one Canopy Share at a price of CDN$76.68 rather than the five-day volume weighted average trading price of Canopy Shares at the time of exercise (the “Tranche B Warrants”) and the remaining 12,818,148 Original Tranche B Warrants were exercisable to acquire one Canopy Share at a price equal to the five-day volume weighted average trading price of the Canopy Shares immediately prior to exercise (the “Tranche C Warrants”).

On May 1, 2020, the Greenstar Warrants were exercised for aggregate gross proceeds of approximately CDN$245 million.

On July 18, 2022, CDN$100 million worth of Canopy Notes were cancelled in exchange for 29,245,456 Canopy Shares.

On June 29, 2022, Greenstar entered into an exchange agreement with the Company, pursuant to which Greenstar agreed to exchange CDN$100 million principal amount of the Canopy Notes for 29,245,456 Canopy Shares. The exchange was part of an exchange by the Company of an aggregate of approximately CDN$260 million principal amount of Canopy Notes held by Greenstar and certain other holders into Canopy Shares.

On October 24, 2022, CBG, Greenstar and the Company entered into the Third Consent Agreement (as defined below), pursuant to which CBG is expected to surrender for cancellation the warrants held by CBG to purchase 139,745,453 Canopy Shares.

On April 14, 2023, CDN$100 million worth of Canopy Notes held by Greenstar were cancelled in exchange for a promissory note of CDN$100 million maturing December 31, 2024 bearing interest at a rate of 4.25% per annum, payable in cash on maturity (the “CBI Note”). As a result, Greenstar no longer holds any Canopy Notes.

Investor Rights Agreement

Canopy Growth and the CBI Group also entered into the second amended and restated investor rights agreement dated April 18, 2019 among CBG, Greenstar and Canopy Growth (the “Amended Investor Rights Agreement”), which amended the first amended and restated investor rights agreement dated November 1, 2018 between CBG, Greenstar and Canopy Growth, pursuant to which the CBI Group has certain governance rights which are summarized below.

Pursuant to the Amended Investor Rights Agreement, the CBI Group is entitled to designate four nominees for election or appointment to the Board for so long as the CBI Group holds a specified number of Canopy Shares or securities convertible into Canopy Shares (the “Target Number of Shares”). Additionally, under the Amended Investor Rights Agreement, the CBI Group has certain pre-emptive rights as well as certain top-up rights in order to maintain its pro rata equity ownership position in Canopy Growth in connection with any offering or distribution of securities by Canopy Growth (subject to certain exceptions).

The Amended Investor Rights Agreement provides that so long as the CBI Group continues to hold at least the Target Number of Shares, the Board will not: (i) propose or resolve to change the size of the Board, except where otherwise required by law, or with the consent of CBG; or (ii) present a slate of nominees to the Board to shareholders for election that is greater than or fewer than seven directors. In addition, the Amended Investor Rights Agreement provides that, subject to certain conditions, so long as the CBI Group continues to hold at least the Target Number of Shares, the CBI Group will adhere to certain non-competition restrictions including that we will be their exclusive strategic vehicle for cannabis products of any kind anywhere in the world (subject to limited exceptions. Further, the CBI Group agreed, for a limited period of time and subject to certain exceptions, to certain post-termination, non-competition restrictions, which include not pursuing other cannabis opportunities and not directly or indirectly participating in a competing business anywhere in the world.

Pursuant to the Amended Investor Rights Agreement, for so long as the CBI Group continues to hold at least the Target Number of Shares, we will not, without the prior written consent of CBG, among other things, (a) consolidate or merge into or with another person or enter into any other similar business combination, including pursuant to any amalgamation, arrangement, recapitalization or reorganization, other than a consolidation, merger or other similar business combination of any wholly-owned subsidiary or an amalgamation or arrangement involving a subsidiary with a another person in connection with a permitted acquisition; (b) acquire any shares or similar equity interests, instruments convertible into or exchangeable for shares or similar equity interests, assets, business or operations with an aggregate value of more than CDN$250 million, in a single transaction or a series of related transactions; (c) sell, transfer, lease, pledge or otherwise dispose of any of its or any of its subsidiaries’ assets, business or operations (in a single transaction or a series of related transactions) in the aggregate with a value of more than CDN$20 million; or (d) make any changes to our policy with respect to the declaration and payment of any dividends on Canopy Shares.

In accordance with the Amended Investor Rights Agreement, CBI Group will be permitted, prior to the exercise or expiry of all of the CBG Warrants, to purchase up to 20,000,000 Canopy Shares (subject to customary adjustments for share splits, consolidations or other changes to the outstanding share capital of a similar nature): (i) on the TSX, the Nasdaq Stock Market (“Nasdaq”) or any other stock exchange, marketplace or trading market on which Canopy Shares are then listed; or (ii) through private agreement transactions with existing holders of Canopy Shares, provided that CBG must promptly notify Canopy Growth of any acquisition of Canopy Shares.

The Amended Investor Rights Agreement will terminate upon the earlier of: (i) the mutual consent of the parties; (ii) the date on which the CBI Group owns less than 33,000,000 Canopy Shares; and (iii) the date of a non-appealable court order terminating the Amended Investor Rights Agreement under certain circumstances. In addition, if the CBI Group elects to convert the Canopy Shares held by the CBI Group into Exchangeable Shares, Canopy Growth and the CBI Group have agreed to terminate the Amended Investor Rights Agreement.

Consent Agreement

In addition to the amendments to the CBG Warrants described above, pursuant to the Consent Agreement, we agreed that without the prior written consent of CBG, such consent not to be unreasonably withheld, we will not (i) exercise our right to acquire the Fixed Shares of Acreage prior to federal legalization of cannabis; (ii) amend, modify, supplement or restate the Amended Acreage Arrangement; or (iii) waive any terms, covenants or conditions set forth in the Amended Acreage Arrangement.

In addition, we agreed that, in the event that CBG exercises the Tranche A Warrants in full, we will purchase the lesser of (i) 27,378,866 Canopy Shares, and (ii) Canopy Shares with a value of CDN$1,582,995,262, during the period commencing on April 18, 2019 and ending on the date that is 24 months after the date that CBG exercises all of the Tranche A Warrants. However, if the CBI Group elects to convert the Canopy Shares held by the CBI Group into Exchangeable Shares, CBG has agreed to surrender the CBG Warrants for cancellation and as a result, our obligation to repurchase such Canopy Shares will terminate as the Tranche A Warrants will not be exercised.

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

Canopy USA

In connection with the creation of Canopy USA, we entered into a consent agreement (the “Third Consent Agreement”) with CBI on October 24, 2022 and the CBI Group has expressed its current intention to convert all its Canopy Shares held by the CBI Group into Exchangeable Shares following the approval of the Amendment Proposal at the Meeting. However, any decision to convert such Canopy Shares will be made by the CBI Group, and the CBI Group is not obligated to effect any such conversion.

If the CBI Group elects to convert its Canopy Shares into Exchangeable Shares, certain other transactions between Canopy Growth and the CBI Group will occur pursuant to the Third Consent Agreement, including (i) the CBI Group will surrender to the Company for cancellation for no consideration all warrants to purchase Canopy Shares currently held by CBG, a wholly-owned subsidiary of CBI; (ii) the Amended Investor Rights Agreement, administrative services agreement, co-development agreement and, other than the Third Consent Agreement and the termination rights contained therein and the CBI Note, any and all other commercial arrangements between Canopy Growth and its affiliates, on the one hand, and the CBI Group and its affiliates, on the other hand, will be terminated; (iii) the CBI Group will no longer have the right to nominate persons to the Board, will no longer have any approval rights over transactions proposed to be undertaken by the Company, and the restrictive covenants previously agreed between the parties will terminate; and (iv) all of the CBI Group’s nominees that are currently serving on the Board are expected to resign and new directors will be appointed to fill the vacancies caused by their resignations.

In the event that the CBI Group does not convert its Canopy Shares into Exchangeable Shares, Canopy USA will not be permitted to exercise the rights to acquire Acreage, Wana or Jetty and the Floating Share Arrangement Agreement will be terminated. In such circumstances, Canopy Growth will retain its option to acquire the Fixed Shares under the Amended Acreage Arrangement and Canopy USA will continue to hold the options to acquire Wana and Jetty as well as the exchangeable shares and other securities in the capital of TerrAscend. In addition, the Company is contractually required pursuant to the terms of the Third Consent Agreement, to convert the Non-Voting Shares into Canopy USA Class B Shares and cause Canopy USA to repurchase all of the Canopy USA Common Shares held by third parties in the event that the Third Consent Agreement is terminated, which will occur if CBG and Greenstar have not converted their Canopy Shares into Exchangeable Shares by 60 days after the Meeting. Canopy USA has the right to repurchase any Voting Shares held by the Trust on or before the earlier of Canopy USA’s acquisition of Acreage, Wana or Jetty in exchange for the amount paid by the Trust for such Voting Shares and any repurchase following the 60 month anniversary of the T1 Closing Date will be at a price per Voting Share equal to the fair market value as determined by an appraiser appointed by Canopy USA.

As of June 20, 2023, the CBI Group holds, in the aggregate, 171,499,258 Canopy Shares, 139,745,453 CBG Warrants and the CBI Note. Canopy Shares held by the CBI Group represent approximately 29% of the issued and outstanding Canopy Shares on a non-diluted basis. Assuming full exercise of the CBG Warrants, the CBI Group would hold 311,244,711 Canopy Shares, representing approximately 53% of the issued and outstanding Canopy Shares (assuming no other changes to the issued and outstanding Canopy Shares), calculated in accordance with applicable securities laws. However, if the CBI Group elects to convert its Canopy Shares into Exchangeable Shares, CBG has agreed to surrender the CBG Warrants for cancellation.

Credit Facility

On March 18, 2021, Canopy Growth and its direct, wholly owned subsidiary 11065220 Canada, Inc. (together with Canopy Growth, the “Borrowers”) entered into a credit agreement, as amended on October 24, 2022 (the “Credit Agreement”), with the lenders party thereto (the “Lenders”) and Wilmington Trust, National Association, as administrative agent and collateral agent for the Lenders. The Credit Agreement provides for a five-year senior secured term loan facility in an aggregate principal amount of US$750 million (the “Credit Facility”). Canopy Growth also has the ability to obtain up to an additional US$100 million of incremental senior secured debt pursuant to the Credit Agreement. The obligations of the Borrowers under the Credit Facility are guaranteed by material Canadian and U.S. subsidiaries of Canopy Growth. The Credit Facility is secured by substantially all of the assets, including material real property, of the Borrowers and each of the guarantors. The Credit Agreement contains representations and warranties, and affirmative and negative covenants, including a financial covenant requiring minimum liquidity of US$100 million at the end of each fiscal quarter.

On October 25, 2022, Canopy Growth entered into agreements with certain of its lenders party to the Credit Agreement, pursuant to which Canopy Growth agreed to tender US$187.5 million of the principal amount outstanding under the Credit Agreement at a discounted price of US$930 per US$1,000 or US$174.4 million in the aggregate (the “Paydown”). The first payment of approximately $117.5 million (US$87.9 million) was made on November 10, 2022 to reduce the principal indebtedness by approximately $126.3 million (US$94.4 million). The second payment of approximately $116.8 million (US$87.2 million) was made on April 17, 2023 to reduce the principal indebtedness by approximately $125.6 million (US$93.8 million).

Please refer to “Part 1 – Business Overview - Recent Developments” under Item 7 of this Comprehensive Form 10-K for more information on the Credit Agreement.

Our Brands and Products

Cannabis Products

We produce and sell various cannabis products, including dried cannabis flower, extracts and concentrates, beverages, gummies and vapes in Canada and other locations where legally permissible to do so. Our cannabis products are sold both in the direct-to-patient markets for medicinal use, as well as in the adult-use market following the enactment of the Cannabis Act in Canada and the amendments thereto which provided for the legalization and regulation of cannabis products beyond cannabis flower and cannabis oils, to include products such as beverages, gummies and vapes (collectively, “Cannabis 2.0”). Our cannabis products are sold under a variety of brand names described under “Brand Portfolio” below and are intended to position us as a leader in both the medical and adult-use markets.

Our cannabis products include:

•
Dried Flower: We pride ourselves on growing high-quality cannabis, which is packaged for sale as dried flower and pre-rolled joints. We sell dried flower in both the medical and adult-use markets.
•
Extracts and Concentrates: This category includes softgel capsules which offer a convenient, precise, and discrete dosing solution for those interested in consuming their cannabis in pill form and are available in a variety of concentrates, from micro to full doses.
•
Cannabis Beverages: We offer our beverages in a variety of flavors and sizes under the Deep Space, Tweed and Ace Valley brands. We believe that cannabis-infused beverages that offer sophisticated taste and measured doses with a rapid onset and shorter duration can be tailored to meet specific outcomes across a variety of consumption occasions.
•
Cannabis Gummies: Cannabis-infused gummies are made using sativa and/or indica-dominant cannabis distillate, various minor cannabinoids and other simple ingredients. Current products offer a discreet and dosable cannabis experience. We offer our gummies in a variety of flavors and sizes.
•
Cannabis Vapes: Our vapes are designed to bring effective and reliable technology to the vaping category. Our “510” vape concentrate cartridges are available in a variety of Tweed and DOJA strains, with a range of THC and CBD levels.

Recent reports on vape safety in North America underscore the importance of Canadian federal regulation for vape pen devices. Our vapes are tamper-resistant and adhere to Health Canada’s regulations. We are continually reviewing and testing all inputs to ensure the highest quality and reliability of cannabinoids, terpenes and tamper-resistance features. Our vape cartridges are tested to the FDA standard for leachability to ensure the reduction of heavy metal poisoning and contaminants leaching into the extract. Our all-in-one vape products are produced using UL 8139 Certified Safe Manufacturing standards. UL 8139 evaluates the safety of the integrated systems of a vape device and safety features and mechanisms that protect the user from harm when using the device. UL also has a standard for battery cells in isolation known as UL 1642. All of our vape battery cells are certified UL 1642.

Hemp-Derived CBD Products

Our branded, hemp-derived CBD products that have been brought to market in certain U.S. states where not prohibited under state law include: (i) our Martha Stewart line of hemp-derived CBD isolate products, including confections, oils and softgels launched in September 2020, and (ii) This Works’ range of clinically-proven and 98% natural skincare boosters expertly blended with 1% pure hemp-derived CBD isolate.

Developed as a result of our investments in technology and testing, these CBD products were created by extracting and isolating derivatives from the hemp plant to produce consistent CBD formulations that are packaged in easy-to-use formats. Our Martha Stewart products are manufactured in the United States, contain 99% pure CBD isolate and less than 0.3% THC. This Works’ Boosters CBD is extracted from high purity CBD isolate and is tested at three stages throughout our product development process, which ensures the product is pure, legal and highly effective. We are committed to selling high quality, tested and reliable products. In the absence of any federal guidance in the United States on CBD-derived products, we only sell our products in U.S. states where we believe such sales are permissible under state law in order to ensure compliance with state consumer protection mandates and following the most stringent state laws regarding the sale of CBD.

Devices and Delivery Technology

In addition to the vape pens and cartridge products that we offer in the legal cannabis market in Canada, through Storz & Bickel we manufacture and sell medical herbal vaporizer devices. Storz & Bickel has developed a factory that is certified internationally for the production of medical devices and exports medically approved vaporizers and other similar devices to 130 markets around the world. In May 2019, Health Canada issued a medical device license for Storz & Bickel’s “Volcano Medic 2,” an advanced vaporizer device for medical use. In May 2021, Storz & Bickel received the medical device license for their Mighty+ Medic, a battery powered vaporizer for medical use. This license permits distribution of the Volcano Medic 2 and Mighty+ Medic to medical institutions, clinics and patients in Canada, including distribution through Spectrum Therapeutics in Australia and Germany.

Brand Portfolio

Our diverse brand portfolio makes it possible for us to effectively reach different audiences of consumers who newly or consistently use cannabis for a variety of needs and occasions throughout their day. Our portfolio includes brands that we own, as well as brands that we license from others, referred to as our “Affiliated Brands” below:

Cannabis Brands	Consumer Packaged Goods Brands
Tweed is our flagship cannabis brand. Tweed products include dried flower, pre-rolls, vapes, oils, softgels, edibles and beverages.

BioSteel is a sports nutrition and hydration brand focused on quality ingredients. Originally formulated for professional athletes, BioSteel products are now used by athletes and active individuals everywhere.

7ACRES is a premium flower brand with superior strain variety and genetics, hang dried and hand finished for premium aroma and flavor. Offerings include premium flower, pre-rolls, vape and concentrates.

	Storz & Bickel	Based in Tuttlingen, Germany, Storz & Bickel are designers and manufacturers of medically approved herbal vaporizers, most notably the Volcano Medic and the Mighty Medic.
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

DOJA is a premium brand, born amid the natural beauty and abundance of British Columbia’s Okanagan Valley, and grown with care for a superior smoking experience. DOJA products include dried flower and pre-rolls.

Affiliated Brands

Deep Space is a line of bold-flavored cannabis-infused soft drink beverages with a higher dose of THC than other offerings across our portfolio, with 10 milligrams of THC per serving in a 222-milliliter mini can. Deep Space Propulsion launched in market in April 2023 and offers those popular Deep Space bold flavors, with 10 milligrams of THC, 10 milligrams of cannabigerol and 30 milligrams of naturally occurring caffeine in a 355-milliliter tall, sleek can.

Combining gourmet flavors with state-of-the-art CBD, Martha Stewart’s gummies offer elevated taste for the CBD consumer.

Spectrum Therapeutics is our brand of medical cannabis products designed to optimize the therapeutic benefits of medical cannabis as prescribed by a medical practitioner. Branded products include cannabis oils, softgels and dried flower. Spectrum Therapeutics is also an e-commerce, multi-brand platform within the Canadian medical cannabis market.

Vert is our cannabis brand exclusive to the Canadian province of Quebec. Vert products include dried flower, pre-rolls and hash, a cannabis extract.

HiWay is a value brand that offers a variety of products, including dried flower, pre-rolls, vapes and hash, at a convenient price point and level of trusted quality that our consumers rely on.
Ace Valley is a cannabis brand focused on ready-to-enjoy products including a range of well-designed pre-rolls, vapes, gummies and beverages across Canada.

Our Operations

Canadian Operations

Adult-Use

Our cannabis operations are primarily focused in two facilities, our greenhouse facility in Kincardine, Ontario and the DOJA facility in British Columbia. The Kincardine facility is built for premium quality cannabis flower cultivation at low-cost. The facility also has packaging and manufacturing conversion capabilities that are planned to be moved to our Smiths Falls manufacturing site in the first quarter of fiscal 2024. The Kincardine facility has now become one of our premiere cultivation spaces and a focal point of our premiumization strategy. We believe that the cultivation capacity in the Kincardine Facility and the DOJA facility are sufficient to meet the current demand for premium dried flower and related products.

Through our in-house manufacturing capabilities of adult-use cannabis products, we can process bulk cannabis flower, whether internally or externally sourced, into high quality cannabis flower products as well as a full spectrum of Cannabis 2.0 products produced from our internal extraction capacity. Such extracted cannabis oil is either turned into distillate or isolate which in turn feeds our manufacturing process for existing products as well as our innovation pipeline. We are confident that our production and manufacturing capabilities and know-how are sufficient to meet the diverse needs of our adult-use and medical cannabis consumers in Canada.

On May 30, 2023, the Company announced that it had entered into a license assignment and assumption agreement with Indiva Limited ("Indiva"), a leading Canadian producer of cannabis edibles and other cannabis products, and its subsidiary, Indiva Inc., pursuant to which Canopy Growth will hold exclusive rights and interests to manufacture, distribute, and sell Wana™ branded products in Canada. Simultaneously, to support continuity of quality supply and aligned to Canopy Growth's asset light strategy for sourcing of Cannabis 2.0 formats, Canopy Growth and Indiva also entered into a contract manufacturing agreement, pursuant to which Canopy Growth will grant Indiva the exclusive right to manufacture and supply Wana™ branded products in Canada for a period of five years, with the ability to renew for an additional five-year term upon mutual agreement of the parties.

As the Canadian cannabis market matures, we continue to seek opportunities to outsource certain components of our manufacturing. Excess capacity at other cannabis producers and processors presents Canopy Growth with an opportunity to accelerate speed to market, avoid capital investments until a critical sales volume is achieved, and provides us with surge capacity during peak periods. All of this resulting in a more streamlined, agile, and cost-effective supply chain.

Medical

Direct-to-Patient: Under the Cannabis Act, license holders are able to sell medical cannabis through the mail to registered patients. Through the Spectrum Therapeutics website, patients who have registered with Spectrum Therapeutics are able to purchase products online and have them shipped directly to the address indicated on their registration document.

Access: We have developed several programs to improve access to medical cannabis for authorized patients. First, we provide an income-tested compassionate pricing program whereby eligible low-income patients may obtain a 20% discount on regular prices of medical cannabis. We also have multiple offerings for veterans of the Canadian Armed Forces, including a team of customer care agents dedicated to assisting veterans with registration, ordering and insurance coverage; pre-approval and direct billing of VAC to ensure uninterrupted access to medication; full coverage (through VAC) of all products offered in our online Spectrum Therapeutics medical shop, which means that veterans do not have to pay out of pocket for any product; and special offers on our Storz & Bickel devices. We also provide support through our customer care team to help patients identify if their medication is covered under the growing number of private health plans that have a medical cannabis component.

In our effort to promote brand recognition without advertising our products directly to the public, we work closely with patient educators of specialty medical cannabis clinics and continue to hold community events (to the extent allowable within the regulatory environment) in order to build relationships and visibility for our brands.

Global Operations

In recent years, the actions of governments around the world have signaled a significant change in attitudes towards cannabis and have either formally legalized medical cannabis access or established government efforts to explore the legalization of medical cannabis access. Therefore, opportunities continue to exist for Canopy Growth to operate in jurisdictions where governments have established, or are actively moving towards, a legal framework. To support Canopy Growth’s continued push toward profitability, operations across global incubator markets have been rationalized and realigned to support an asset-light model in those markets that are at an early stage of licensing cannabis-based products. Our market approach remains focused on supporting immediate revenue and establishing Canopy Growth in these markets as a leader in promoting a wellness focused lifestyle.

Europe

Our Spectrum Therapeutics medical brand continues to service the medical market in Europe with operations in Germany and Poland. Our European medical cannabis business operates in accordance with the specific regulatory framework in place in the relevant jurisdictions, including supplying Good Manufacturing Practices (“GMP”) compliant pharmaceutical products. Further, the corporate offices and production facility of Storz & Bickel are located in Tuttlingen, Germany.

United States

We will only conduct business activities related to growing or processing cannabis in the United States when it is legally permissible to do so. Canopy Growth is not considered a U.S. Marijuana Issuer (as defined in the Canadian Securities Administrators Staff Notice 51-352 – Issuers with U.S. Marijuana-Related Activities (the “Staff Notice”) nor do we have material ancillary involvement in the U.S. cannabis industry in accordance with the Staff Notice. While we have established Canopy USA, which is a platform that is intended to enable such U.S.-based companies that may themselves participate in the U.S. cannabis market to operate, these relationships do not violate the federal laws of the United States respecting cannabis and do not allow Canopy Growth to participate in cannabis activities in the United States or direct the activities of Canopy USA. Where a non-controlled affiliate has expressed an intent to enter the U.S. cannabis market, we have taken steps to insulate ourselves from all economic and voting interests. See “Business—Our Company—Canopy USA” and “Business—Government Regulation—U.S. Regulatory Framework” for further discussion.

United Kingdom

In May 2019, we acquired This Works, an England-based company offering a range of natural skincare and sleep solution products. In addition, in October 2019, Spectrum Therapeutics received the necessary government licenses to store and distribute medical cannabis products in the United Kingdom, reducing prescription delivery times and allowing the importation of medical cannabis from our European and global networks. With the focus of our business shifting to an asset light model, Spectrum Therapeutics now operates primarily under a distributor model in the United Kingdom.

Australia

Early in fiscal 2018, we launched our Australian operations and Spectrum Therapeutics began selling medical cannabis to doctors prescribing its products. Spectrum Therapeutics continues to support Australian medical patients through imported products.

Additionally, we have registered and listed the Storz & Bickel medical devices on the Australian Register of Therapeutic Goods, as well as the Web Assisted Notification of Devices database in New Zealand. Canopy Growth has also received a tax exception in Australia for the successful classification of a Storz & Bickel medical device.

Government Contracts

In Canada, we sell cannabis and cannabis products to cannabis control authorities in all of the provinces and territories in Canada (other than Saskatchewan), where each such cannabis control authority is the sole wholesale distributor and in certain provinces, the sole retailer, of cannabis and cannabis products in the relevant province. We sell these products to the various cannabis control authorities under supply agreements that are subject to terms that allow for renegotiation of sale prices and termination at the election of the applicable cannabis control authority. In particular, the cannabis control authorities may in the future choose to stop purchasing our products, may change the prices at which they purchase our products, may require we that we provide them with the lowest purchase price in line with what we offer another third-party, may return our products to us and, in certain circumstances, may cancel purchase orders at any time including after products have been shipped. For the year ended March 31, 2023, we had approximately $107.5 million in sales to cannabis control authorities and no single one accounted for at least 10% of our net consolidated revenue.

Intellectual Property and Product Safety

Intellectual Property

The proprietary nature of, and protection for, our products, technologies and processes are important to our business. We rely on a combination of patents (utility and design), trademarks, copyrights and know-how to establish and protect our intellectual property. We have established and will continue to build proprietary positions in all key aspects of our business. The duration of the protection afforded by our registered intellectual property varies by the nature of the registration, but we manage renewals and notices on an on-going basis to ensure that our intellectual property is protected to the full extent possible under applicable law in various jurisdictions.

Product Safety and Pharmacovigilance

In the interest of patient safety and good pharmacovigilance practices, we have continued to maintain a unique global pharmacovigilance and product safety program to capture, document and evaluate adverse events reported from the worldwide use of our medical cannabis products and our various Canadian adult-use cannabis brands, and our CBD product lines, as well as products sold by our operating subsidiaries BioSteel, This Works and Storz & Bickel.

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

The Cannabis Act legalized adult-use cannabis use nationwide in Canada. It creates a legal framework for controlling the production, distribution, sale and possession of cannabis across Canada for both medical and adult-use purposes. Subject to provincial or territorial restrictions, adults who are 18 years of age or older are legally able to:

•
possess up to 30 grams of legal cannabis, dried or equivalent in non-dried form in public;
•
share up to 30 grams of legal cannabis, dried or equivalent in non-dried form with other adults;
•
buy dried or fresh cannabis and cannabis oil from a provincially licensed retailer;
•
grow, from licensed seed or seedlings, up to four cannabis plants per residence for personal use; and
•
make cannabis products, such as food and drinks, at home as long as dangerous organic solvents are not used to create concentrated products.

In the initial stage of the regulated adult-use cannabis market, products available for sale were the same as those permitted in the medical cannabis market (dried flowers, oils and softgels and dried cannabis products). On October 17, 2019, the second phase of adult-use cannabis products, specifically, edible cannabis products, cannabis extracts, and cannabis topical products, were legalized pursuant to certain amendments to the regulations under the Cannabis Act. Edible cannabis products, cannabis extracts, and cannabis topical products, which are now available for sale, are subject to additional regulatory requirements that include supplemental marketing and advertising rules, further restrictions on labelling and packaging, rules relating to ingredients of edible cannabis products and cannabis extracts, limits on THC content, and added production facility requirements.

Further, the current regime for medical cannabis will continue to allow access to cannabis to people who have the authorization of their healthcare provider.

Under the Cannabis Act, license holders are permitted to sell and distribute medical cannabis through the mail to registered patients. The Cannabis Act also provides provincial and municipal governments with the authority to prescribe regulations regarding retail and distribution of adult-use cannabis, as well as the ability to alter some of the existing baseline requirements, such as increasing the minimum age for purchase and consumption. As the distribution and sale of cannabis for adult-use purposes is regulated under the individual authority of each provincial and territorial government, regulatory regimes vary from jurisdiction to jurisdiction. In each of the provinces and territories, except for Saskatchewan, a provincial distributor is responsible for purchasing cannabis from producers and selling products to its regulated retail distribution channels.

With respect to retail sales of cannabis, other than online sales, the provincial and territorial regulations in Prince Edward Island, Nova Scotia, New Brunswick and Quebec allow only for government-run cannabis stores, while the provincial and territorial regulations in Ontario, Alberta, Newfoundland and Labrador, Nunavut, Yukon, Saskatchewan and Manitoba leave the retail sale of cannabis, other than online sales, to the private sector. In British Columbia and Northwest Territories, provincial and territorial regulations allow for a hybrid model in which both public and private stores can operate. New Brunswick is in the process of reviewing applications for 10 private retails stores, with no timeline provided for when those retail operators will be approved. In addition, in Ontario, British Columbia, Newfoundland, Northwest Territories, New Brunswick, Nova Scotia, Prince Edward Island, Quebec and Yukon, the provincial body is solely responsible for online sales.

The Cannabis Act also includes several measures to help prevent youth from accessing cannabis, including both age restrictions and restrictions on the promotion of cannabis. Regulations under the Cannabis Act include the following labeling and branding requirements:

•
plain packaging, including a standardized cannabis symbol on every label;
•
no use of any element that could be appealing to young people;
•
no false, misleading or deceptive statements that create an erroneous impression about the product;
•
mandatory health warning messages (including specifics regarding size, placement and appearance);
•
a limit of one brand element aside from the brand name;
•
no other image or graphic;
•
no depictions of a person, character or animal, whether real or fictional;
•
no use of testimonials or endorsements;
•
brand elements cannot evoke positive or negative emotions about a way of life
•
the packaging and the label need to be a single, uniform color;
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

Most recently, following extensive engagement with stakeholders, universities, researchers, health authorities, cannabis industry associations, cannabis license holders, provinces, territories and the public, the Canadian federal government announced the following amendments to the Cannabis Act and its regulations:

•
An increase in the public possession limit for cannabis beverages to a level that is similar to other forms of cannabis, such as solid edible cannabis products (i.e. gummies or chocolate). Adults in Canada are now able to possess up to 17.1 litres (equal to 48 cans of 355 ml each) of cannabis beverages in public for non-medical purposes, which is up from approximately 2.1 litres (equal to five cans of 355 ml each) under the previous rules. Existing controls that mitigate the risks of overconsumption and accidental consumption, such as child-resistant packaging and strict limits on the amount of THC per container, remain in place;

•
Changing how the Canadian federal government regulates non-therapeutic cannabis research with human participants, helping make the process of conducting this research easier, while still maintaining appropriate public health and safety controls;
•
Allowing for analytical testing license holders and federal and provincial government laboratories to produce, distribute and sell reference standards and test kits, to increase access to cannabis testing materials and thereby support access to a quality-controlled supply of cannabis; and
•
Broadening the educational qualifications for the Head of Laboratory, a position that is required for an analytical testing license and is responsible for all cannabis testing activities that occur at the licensed site.

U.S. Regulatory Framework

Thirty-eight states, the District of Columbia, Puerto Rico, the Virgin Islands, Northern Mariana, and Guam have legalized the commercial sale of cannabis for certain medical purposes. Twenty-one of those states, the District of Columbia, Guam, and Northern Mariana have legalized cannabis for adults for non-medical purposes as well (sometimes referred to as adult or recreational use). Nine additional states have legalized low-THC/high-CBD extracts for select medical conditions. Only three states continue to prohibit cannabis entirely. Notwithstanding the permissive regulatory environment of cannabis in some states, cannabis other than hemp continues to be categorized as a Schedule I controlled substance under the Controlled Substances Act (“CSA”), making it illegal under federal law in the U.S. to cultivate, distribute, or possess cannabis. This means that while state law in certain U.S. states may take a permissive approach to medical and/or adult-use use of cannabis, the CSA may still be enforced by U.S. federal law enforcement officials against citizens and businesses of those states for activity that is legal under state law.

As a result of the conflicting views between state legislatures and the U.S. federal government regarding cannabis, the legality of investment in cannabis businesses in the U.S. is not fully settled and there can be no assurances that federal authorities will consider such investments to be compliant with applicable law and regulations.

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

In light of limited investigative and prosecutorial resources, the Cole Memorandum concluded that the Department of Justice should be focused on addressing only the most significant threats related to cannabis. The Cole Memorandum was later rescinded by U.S. Attorney General Jeff Sessions under the Trump Administration. Despite this recission, the U.S. federal government has not prioritized the enforcement of the CSA’s prohibition on cannabis against cannabis companies complying with the state law and their vendors for over eight years.

On March 11, 2021, Merrick Garland was appointed as U.S. Attorney General. At his confirmation hearing, he said, “It does not seem to me a useful use of limited resources that we have, to be pursuing prosecutions in states that have legalized and that are regulating the use of marijuana, either medically or otherwise.” In April 2022, Attorney General Garland reiterated that prosecuting the possession of cannabis is “not an efficient use” of federal resources, especially “given the ongoing opioid and methamphetamine epidemics” facing the nation. In March 2023, Attorney General Merrick Garland testified in a Congressional hearing that the Department of Justice was continuing its work on a new memorandum regarding cannabis enforcement. Garland stated that the policy will be "very close to what was done in the Cole memorandum" but was yet to be finalized.

In the 2023 Consolidated Appropriations Act, Congress included a provision, known as the Joyce Amendment (previously the Rohrabacher-Farr Amendment) which prohibits the Department of Justice from spending funds to interfere with the implementation of state medical cannabis laws until September 30, 2023. Please refer to “Risk Factors” under Item 1A of this Comprehensive Form 10-K for further discussion.

In February 2014, the Financial Crimes Enforcement Network (“FinCEN”) of the U.S. Treasury Department issued a memorandum on BSA Expectations Regarding Marijuana-Related Businesses (the “FinCEN Marijuana-Related Guidance”) providing instructions to banks seeking to provide services to cannabis-related businesses. The FinCEN Marijuana-Related Guidance states that in some circumstances, it is permissible for banks to provide services to cannabis-related businesses without risking prosecution for violation of federal money laundering laws. Despite this guidance, under U.S. federal law it may, under certain circumstances, be a violation of federal money laundering statutes for financial institutions to accept any proceeds from cannabis sales or any other Schedule I controlled substances. Banks and other financial institutions could be prosecuted and possibly convicted of money laundering for providing services to U.S. cannabis businesses. Under U.S. federal law, banks or other financial institutions that provide a cannabis business with a checking account, debit or credit card, small business loan or any other service could be found guilty of money laundering or conspiracy. Due to this uncertainty, many U.S. banks and certain Canadian banks are reluctant to transact business with U.S. cannabis companies. While the federal government has not initiated financial crimes prosecutions against state-law compliant cannabis companies or their vendors, the government theoretically could, at least against companies in the adult-use markets. Further, while the FinCEN Marijuana-Related Guidance is presumptively still in effect, FinCEN could elect to rescind the FinCEN Marijuana-Related Guidance at any time.

FinCEN, along with other federal banking regulators, released an interagency statement on Providing Financial Services to Customers Engaged in Hemp-Related Businesses in December 2019 (“FinCEN Hemp Statement”). In June 2020, FinCEN issued further guidance regarding Due Diligence Requirements under the Bank Secrecy Act for Hemp-Related Business Customers (“FinCEN Hemp Guidance”). The FinCEN Hemp Statement and FinCEN Hemp Guidance provided financial institutions with anti-money laundering risk considerations for hemp-related businesses to ultimately enhance the availability of financial services for, and the financial transparency of, hemp-related businesses in compliance with federal law. The FinCEN Hemp Statement and FinCEN Hemp Guidance do not replace or supersede the FinCEN Marijuana-Related Guidance.

During his campaign, President Biden promised federal reform on cannabis, including decriminalization generally. In 2022, President Biden signed into law the “Medical Marijuana and Cannabidiol Research Expansion Act,” a bipartisan bill aimed at easing restrictions on cannabis research, and the first standalone cannabis reform bill to pass both the House and Senate. Additionally, on October 6, 2022, President Biden issued a presidential proclamation pardoning federal convictions for simple marijuana possession offenses, encouraging state governors to do the same on the state level where permissible, and requesting that the Secretary of Health and Human Services and the Attorney General initiate an administrative process to review cannabis’s Schedule I classification under the CSA. This process could, but is not guaranteed to, change the legal status of cannabis at the federal level. Regardless of the ultimate outcome of CSA rescheduling initiatives, both actions represent significant milestones in the evolution of federal cannabis policy.

Multiple legislative reforms related to cannabis and cannabis-related banking have been proposed by the federal government in the United States. Examples include the States Reform Act; the Cannabis Administration and Opportunity Act; the Marijuana Opportunity, Reinvestment and Expungement Act; the Secure and Fair Enforcement (SAFE) Banking Act; the Capital Lending and Investment for Marijuana Businesses (CLIMB) Act; H.R. 9702 to amend the Internal Revenue Code of 1986 to allow deductions and credits relating to expenditures in connection with marijuana sales conducted in compliance with state law. There can be no assurance administrative review of cannabis will result in rescheduling of cannabis under the CSA, or that any of the above pieces of legislation will be reintroduced in the 118th Congress or ultimately become law in the United States.

We believe that the creation of Canopy USA, which houses certain contingent ownership rights to certain U.S.-based companies who participate in the U.S. cannabis market, does not violate the federal laws of the United States related to cannabis. Our investment in Canopy USA has been structured such that we hold Non-Voting Shares and Canopy Growth is not involved in any cannabis-related activities in the United States. Instead, Canopy USA is our plan for establishing business operations in the United States in the future; in the event cannabis becomes federally permissible, we may decide to exchange our non-participating and non-voting securities into Canopy USA Class B Shares.

On December 20, 2018, the 2018 Farm Bill was signed into law in the United States. The 2018 Farm Bill, among other things, defines industrial hemp, removes industrial hemp and its cannabinoids, including CBD derived from industrial hemp but excluding THC, from the CSA and allows for industrial hemp production and sale in the United States. The passage of the 2018 Farm Bill has allowed us to advance our hemp interests in the United States. The FDA has retained authority over the addition of hemp-derived CBD and THC to products that fall within the Food, Drug and Cosmetic Act (the “FDCA”). So far, the FDA has stated that (a), to date, it has approved only one CBD product (a prescription drug to treat two forms of epilepsy), (b) it has seen only limited data about CBD safety and the data it has seen points to risks that need to be considered before taking CBD for any reason, (c) some CBD products are being marketed with unproven medical claims and are of unknown quality and (d) it is currently illegal to market CBD by adding it to a food or labeling it as a dietary supplement. Since the passage of the 2018 Farm Bill, the FDA has periodically issued warning letters to CBD companies, which have been sent for the most part to companies making unfounded medical claims related to major diseases regarding their products.

In light of the FDA’s statements, courts have found that the FDA’s position on CBD amounts to guidance and have stayed cases until FDA issues final regulations. Some states take the position that CBD products are not legally permitted to be sold, but increasingly more states are allowing CBD foods, beverages, and supplements to be sold in-state and issuing more comprehensive regulations for the testing and labelling of those products.

In 2023, the FDA announced that it would not create a regulated pathway for CBD through traditional food or dietary supplement frameworks, and further legislation will be required. Following that announcement, two U.S. Representatives have introduced the Hemp and Hemp-Derived CBD Consumer Protection and Market Stabilization Act of 2023 and the CBD Product Safety and Standardization Act of 2023 to regulate such products. However, there can be no assurance that any legislation will pass Congress or become law.

We may also acquire rights, options or other securities in other entities that are currently engaged in activities in the United States related to cultivating and distributing cannabis that are only exercisable, convertible, or exchangeable for common shares following the date that the federal laws in the United States in regards to cannabis are amended and/or, if applicable, the date that the stock exchange(s) upon which the common shares are listed permit the investment in an entity that is involved in the cultivation or distribution of cannabis in the United States, provided that we (i) do not provide funds to such entities, and (ii) are not entitled to voting rights, dividends, or other rights upon dissolution in connection with the holding of such rights, options, or other securities. We may also invest in or loan funds to subsidiaries of entities that are currently engaged in activities in the United States related to cultivating and distributing cannabis, provided that (i) such subsidiaries do not engage in activities in the United States related to cultivating and distributing cannabis, and (ii) the funds invested or loaned to such entity are only used for lawful purposes and not in connection with activities in the United States related to cultivating and distributing cannabis.

We actively monitor the activities of our U.S. investments for compliance with U.S. cannabis laws and would make similar arrangements, if necessary, to ensure our ongoing compliance with U.S. federal laws.

There is a risk that our interpretation of laws, regulations and guidelines, including, but not limited to, the CSA, the associated regulations, various state regulations and applicable stock exchange rules and regulations may differ from those of others, including those of such government authorities, securities regulators and stock exchanges. In addition, we have and will endeavor to cause the entities that we invest in to only conduct business in a state-law compliant manner by including appropriate representations, warranties and covenants in our agreements with such entities. Any violation of these terms would result in a breach of the applicable agreement between such entity and us and, accordingly, may have a material adverse effect on our business, operations and financial condition. In particular, we may be required to divest our interest in an entity or risk significant fines, penalties, administrative sanctions, convictions, settlements or delisting from the TSX and/or Nasdaq and there is no assurance that any divestiture will be completed on terms favorable to us, or at all. Please refer to “Risk Factors” under Item 1A of this Comprehensive Form 10-K for further discussion.

Competition

Health Canada issues licenses to cultivate, process and/or sell cannabis under the Cannabis Act. According to the Health Canada website, as of June 19, 2023, 981 licenses to cultivate, distribute or sell cannabis have been issued. When considering the competitive landscape for cannabis production, cultivation and sale, each license issued by Health Canada is connected to a specific entity and a specific property, so to commence a new production site, an entity must apply for a new license. Due to the number of licensees in Canada and the limited distribution channels for cannabis products, in the adult-use market, we compete on the basis of quality, price, brand recognition, consistency and variety of cannabis products. We take a similar approach in our strategy towards medical cannabis sales with a distinct focus on physician familiarity to instill confidence in the effectiveness of our medical product portfolio for their patients.

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

In addition, there are illegal growers and retailers of cannabis that, while operating illegally, still act as significant competitors by either diverting customers away due to product choice, perceived quality of product, convenience of access or price point.

Internationally, the capacity of cannabis companies to operate is limited to those countries which have legalized aspects of the production, distribution, sale and use of cannabis. To date, only a limited number of international jurisdictions currently allow the sale of medical cannabis to patients and even fewer have permitted adult use of cannabis.

Our BioSteel, This Works and Storz & Bickel subsidiaries are each subject to their own unique competitive considerations but follow more traditional CPG market challenges than those observed within our primary cannabis activities and product portfolio.

Human Capital Resources

As of March 31, 2023, we had 1,621 total employees, including 1,185 full-time employees in Canada, as compared to 3,151 total employees as of March 31, 2022, including 2,174 full-time employees in Canada. This represents a nearly 45% workforce reduction in Canada alone. As of March 31, 2023, we had 387 employees outside of Canada, including in the United States. With the focus of our business shifting to an asset light model, our employee concentrations have also shifted to primarily focus on production, distribution and sales enablement. As of March 31, 2023, a total of 24 employees are unionized in Canada.

Our human resources department is striving to make Canopy Growth a first-choice employer in the cannabis industry. In fiscal 2023, we focused on the following three key priorities: (1) creation of talent density; (2) offering a competitive employee value proposition; and (3) establishing a can-do culture through active engagement with our employees. The ways in which we are driving these three key priorities are highlighted below.

Our talent management strategy is focused on recruiting a diverse set of high performing talent, investing in our internal employee base through education and skill development classes and setting clear objectives for employees that link directly to our organizational priorities. Through succession planning and regular talent review, we access our bench strength and continually adjust our talent management strategy to ensure we are prepared for future challenges that may arise.

Our total rewards strategy includes rewarding employees competitively, treating our employees fairly, and providing the flexibility needed to cultivate greatness. In fiscal 2023, we continued to execute against our Total Rewards road map of programs designed to attract, motivate, recognize, reward, and retain the talent we need to realize our vision and deliver on our growth expectations, while holistically supporting total employee well-being. We greatly advanced our technical capabilities, making rewards easily accessible to our employees and making data readily available to our leaders.

Our employee culture is our key differentiator and what we believe makes us a first-choice employer in the cannabis industry. We believe engagement is critical to our success and conducted a second company-wide survey in fiscal 2023 to gather employee feedback and establish a baseline from which to undertake further action planning about how we can continuously improve our workplace and employee experience. The results of this survey are incorporated in the development of the human capital priorities as well as the overall company priorities.

We remain committed to our diversity, equity & inclusion (“DEI”) efforts by embedding equity into every part of the organization and creating an inclusive organizational environment. To accomplish this, we completed an extensive audit of DEI practices, policies and processes and subsequently developed a multi-year strategy that is supported by our executive management team. Through programming and participation in our employee resource groups, which help people from historically excluded groups build community internally, we provide learning and development opportunities to support people leaders' ability to mitigate biases and we have established initiatives to support people with disabilities.

We have learned the importance of providing enhanced mental-health programs to our employees during the COVID-19 pandemic and have maintained these offerings plus additional supplemental resources. These include wellness webinars, virtual yoga and meditation sessions and a variety of online resources. In addition, we continue to support remote work and our focus is on fostering a culture of accountability and compliance which is at the core of our engagement with employees. Furthermore, all of our employees complete annual training on applicable corporate policies including our Code of Business Conduct and Ethics, Whistleblower Protection Policy, Insider Trading Policy and Anti-Bribery and Anti-Corruption Policy.

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
•
BioSteel - includes the production, distribution and sale of consumer packaged goods including sports nutrition beverages, hydration mixes, proteins, and other specialty nutrition products; and
•
This Works - includes the production, distribution and sale of beauty, skincare, wellness and sleep products, some of which have been blended with hemp-derived CBD isolate.

These segments reflect how the Company's operations are managed, how the Company's Chief Executive Officer, who is the Chief Operating Decision Maker (“CODM”), allocates resources and evaluates performance, and how the Company's internal management financial reporting is structured. The Company's CODM evaluates the performance of these segments, with a focus on (i) segment net revenue, and (ii) segment gross margin as the measure of segment profit or loss. The remainder of the Company's operations include revenue derived from, and cost of sales associated with, the Company's non-cannabis extraction activities and other ancillary activities; these are included within "other."

Canada Cannabis

Canadian Medical Cannabis Market

We are committed to science-based development and high-quality production of medical cannabis products and are equally committed to helping medical professionals responsibly authorize, and consumers to responsibly use, our products. Our commitment to addressing the safety and effectiveness of our products is a critical strategic imperative which helps to differentiate us in the growing cannabis market. We listen carefully to consumers and stay in close communication with regulatory agencies, governments and other stakeholders to identify new opportunities to deliver on consumer needs, enhance safety and support the growing industry.

Our Spectrum Therapeutics medical brand is a leader in medical cannabis. Spectrum Therapeutics produces and distributes a diverse portfolio of medical cannabis products to healthcare practitioners and medical customers in Canada. The sale of medical cannabis to patients in Canada is the only sales channel in which we are permitted to sell products directly to our consumer. Accordingly, we continue to invest in patient education, medical practitioner support and our broader medical cannabis network, solidifying our position as a trusted leader in the Canadian medical cannabis market. We serve the needs of medical patients through a wide range of cannabis products across a variety of brands, formats and strains, distributed through an e-commerce shop.

We also believe that everyone with a legal right to receive medical cannabis should have access to it, regardless of their income. We provide an income-tested compassionate pricing program, whereby eligible low-income patients can obtain a 20% discount on regular prices. Spectrum Therapeutics was the first in our industry to provide a compassionate pricing program, and today, we have several other programs to improve access to medical cannabis for authorized patients. As of March 31, 2023, there were 11,742 Spectrum Therapeutics patients accessing the compassionate pricing program. We also offer support for our Veterans of the Canadian Armed Forces, including a team of customer care agents dedicated to assisting veterans with registration, ordering, pre-approval and direct billing to Veterans Affairs Canada (“VAC”) to ensure uninterrupted access to medical cannabis, full coverage for vaporizer devices and topped-up coverage for any Spectrum Therapeutics medical cannabis product that VAC covers, which means that veterans do not have to pay out of pocket for any Spectrum Therapeutics product.

Canadian Adult-Use Market

We have aligned our infrastructure to match market growth projections and we are focused on leveraging our capabilities and scale in order to optimize our operating footprint and achieve profitability and growth. Our strategy in Canada includes:

•
Continuing the launch of our portfolio of innovative, consumer-centric, premium-focused adult-use cannabis products, specifically: inhalable cannabis (whole and pre-rolled flower, vape and concentrates), ingestible cannabis (e.g. edible formats like gummies and beverages) and cannabis extracts (predominantly oils and softgels) across Canada.
•
Strengthening our connection with consumers by offering brands and products that delight and drive consumer loyalty. Our goal is to educate consumers and normalize the use of cannabis on a variety of occasions, build brand awareness and recognition and establish direct connections with our consumers.

The sale of adult-use cannabis is conducted in accordance with applicable provincial and territorial legislation and through applicable local agencies. We continue to monitor the developing legislation to identify opportunities for our brands.

On December 27, 2022, we completed the divestiture of 28 cannabis retail stores operating under the Tweed and Tokyo Smoke banners, and no longer operate as a retailer in the Canadian adult-use market.

Rest-of-World Cannabis

European Medical Cannabis Market

Our primary strategy in the European medical cannabis market is to increase access to our medical cannabis products for patients in countries where it is legally permissible to do so, and to position ourselves as a trusted market leader.

In addition to Canada, Spectrum Therapeutics produces and distributes a diverse portfolio of medical cannabis products to healthcare practitioners and medical patients in several other countries where it is legally permissible to do so. Through our Spectrum Therapeutics brand, our strategy supports sales through our medical channel in Germany and Poland.

Australian Medical Cannabis Market

We continue to develop the Australian market by focusing on an asset-light model which emphasizes contractual relationships with third-parties for raw materials. Medical cannabis patients in Australia can access our global Spectrum Therapeutics brand, as well as our Storz & Bickel line of medically approved vaporizers. Our strategy encompasses continuing the medical sales that began in Australia in May 2019 and supporting Australian patients through imports that are compliant with local regulations including an assortment of cannabis products, including oils, soft gels and flower.

U.S. Adult-Use Market

Our Martha Stewart branded line of hemp-derived CBD isolate products, including confections, oils, and softgels launched in September 2020 in certain U.S. states where not prohibited by state law. Developed as a result of our investments in technology and testing, these CBD products were created by extracting and isolating derivatives from the hemp plant to produce consistent CBD formulations that are packaged in easy-to-use formats. Our Martha Stewart products are manufactured in the United States and contain 99% pure CBD isolate and less than 0.3% THC. We sell our products only in U.S. states where we believe such sales are permissible under state law in order to ensure compliance with state consumer protection mandates and following the most stringent state laws regarding the sale of CBD.

On October 25, 2022, we created Canopy USA, a new U.S.-domiciled holding company, as a special purpose vehicle to hold the full ownership of our U.S. cannabis investments in advance of U.S. federal legalization. We believe this strategy will fast track our ability to unleash the value of the full U.S cannabis ecosystem, enabling Canopy USA to exercise rights to acquire Acreage, Wana and Jetty.

Following the implementation of the Reorganization, the interests that we previously held in Acreage, Wana, Jetty and TerrAscend are held, directly or indirectly, by Canopy USA, and Canopy Growth does not hold a direct interest in any shares or interests in Acreage, Wana, Jetty or TerrAscend. Canopy Growth holds Non-Voting Shares in the capital of Canopy USA. The Non-Voting Shares do not carry voting rights, rights to receive dividends or other rights upon dissolution of Canopy USA but are convertible into Canopy USA Class B Shares. Canopy Growth will have the right to convert its Non-Voting Shares into Canopy USA Class B Shares and Canopy USA retains a call right to repurchase all Canopy USA Common Shares that have been issued to third-parties. To facilitate the creation of the Non-Voting Shares, a third-party investor subscribed for Canopy USA Common Shares and holds a nominal economic interest in Canopy USA but all of the voting rights attached to the Canopy USA Common Shares. In addition, Canopy USA entered into the Trust SPA, which sets out the terms of the Trust’s investment in Canopy USA in the aggregate amount of up to US$20 million. Pursuant to the terms of the Trust SPA, the Trust will, subject to certain terms and conditions contained in the Trust SPA, be issued Canopy USA Common Shares in two tranches with an aggregate value of up to US$10 million along with warrants to acquire additional Canopy USA Common Shares. Subject to the terms of the Trust SPA, the Trust has also been granted options to acquire additional Voting Shares (as defined in the A&R LLC Agreement) with a value of up to an additional US$10 million and one such additional option includes the issuance of additional warrants of Canopy USA. See “—Business —Our Company” for further discussion.

Canopy Growth and Canopy USA are parties to the A&R Protection Agreement, which provides for certain negative covenants in order to preserve the value of the Non-Voting Shares held by the Company until such time as Canopy Growth controls Canopy USA. Following the Reorganization Amendments, Canopy Growth has one designee on the three-person Canopy USA Board.

On a pro-forma basis, Canopy Growth currently owns more than 99% of the outstanding shares of Canopy USA. Canopy USA has agreed to issue additional Canopy USA Common Shares to the shareholders of Wana as additional consideration in exchange for Wana Options and reduce the future payments owed in connection with the exercise of the Wana Options to an aggregate of US$3.00 (the “Wana Amendments”). The value of the Canopy USA Common Shares to be issued to the shareholders of Wana will be equal to 7.5% of the value of Wana as of no earlier than the later of: (i) the date that the Wana Options are exercised; and (ii) the T1 Closing Date (the “Wana Valuation Date”). In addition, (i) upon closing of Canopy USA’s acquisition of Acreage, Canopy Growth will receive additional Non-Voting Shares from Canopy USA as consideration for the issuance of Canopy Shares that shareholders of Acreage will receive; and (ii) Canopy Growth may be required to issue additional Canopy Shares in satisfaction of certain deferred and/or option exercise payments to the shareholders of Wana and Jetty and in consideration therefore, Canopy USA will issue Canopy Growth additional Non-Voting Shares.

Nonetheless, until such time as Canopy Growth converts the Non-Voting Shares into Canopy USA Class B Shares, Canopy Growth will have no economic or voting interest in Canopy USA, Wana, Jetty, TerrAscend or Acreage. Canopy USA, Wana, Jetty, TerrAscend and Acreage will continue to operate independently of Canopy Growth.

In connection with the Wana Amendments and the Reorganization Amendments, the Company also agreed to issue Canopy Shares to the shareholders of Wana with a value equal to 7.5% of the value of Wana as of the Wana Valuation Date, subject to certain limitations. The Company has also agreed to register the resale of the Canopy Shares issued in connection with the Wana Amendments.

As described above, the Company also entered into an the Floating Share Arrangement Agreement, pursuant to which, subject to the satisfaction of the closing conditions set forth in the Floating Share Arrangement Agreement, including the conditions set forth in the Amended Acreage Arrangement, Canopy USA will acquire all of the issued and outstanding Floating Shares by way of a court-approved plan of arrangement (the “Floating Share Arrangement”) on the basis of 0.45 of a Canopy Share in exchange for each Floating Share held. The Floating Share Arrangement received the requisite approval from the holders of Floating Shares at the special meeting of Acreage shareholders held on March 15, 2023 and on March 20, 2023 Acreage obtained a final order from the Supreme Court of British Columbia approving the Floating Share Arrangement. On March 17, 2023, the Floating Share Arrangement Agreement was amended to extend the Exercise Outside Date (as defined in the Floating Share Arrangement Agreement) from March 31, 2023 to May 31, 2023 and on May 31, 2023 the Floating Share Arrangement Agreement was further amended to extend the Exercise Outside Date to August 31, 2023. The completion of the Floating Share Arrangement is subject to satisfaction or, if permitted, waiver of certain closing conditions, including, among others, approval of the Amendment Proposal on or prior to the Exercise Outside Date. Assuming timely receipt of all necessary regulatory and other third-party approvals and the satisfaction of all other conditions, closing of the acquisition of Acreage is expected to occur in the first half of 2024.

The Company also issued Canopy Shares with a value of approximately US$30.5 million to, among others, certain unitholders (the “Holders”) of High Street Capital Partners, LLC, a subsidiary of Acreage (“HSCP”), in order to reduce a potential liability of approximately $92 million pursuant to HSCP’s amended tax receivable agreement. 5,648,927 Canopy Shares with a value of approximately US$15 million were issued on November 4, 2022 and 7,102,081 Canopy Shares with a value of approximately US$15 million were issued on March 17, 2023. The Canopy Shares issued to the Holders were registered for resale under the Securities Act. In addition, the Company has agreed to issue Canopy Shares with a value of approximately US$19.5 million immediately prior to completion of the Floating Share Arrangement to reduce a potential liability of approximately US$29 million pursuant to Acreage’s tax receivable bonus plans. The Company has agreed to register the resale of such Canopy Shares under the Securities Act.

A wholly-owned subsidiary of the Company (“Acreage Debt Optionholder”) acquired an option to purchase the outstanding principal of Acreage’s debt, being an amount up to US$150 million (the “Acreage Debt”) from Acreage’s existing lenders (the “Lenders”) in exchange for an option premium payment of US$28.5 million (the “Option Premium”). The Acreage Debt Optionholder will have the right to exercise its option at its discretion, and the Option Premium will be used towards settlement of the outstanding principal of Acreage debt. In the event that Acreage repays the Acreage Debt on or prior to maturity, the Option Premium will be returned to the Acreage Debt Optionholder. In the event of certain events of default pursuant to the Acreage Debt, if the Acreage Debt Optionholder does not exercise its option to acquire the Acreage Debt, the Option Premium will be released to the Lenders.

Storz & Bickel

Storz & Bickel is widely recognized as the global leader in vaporizer design and manufacturing. From the brand’s home base in Tuttlingen, Germany, Storz & Bickel sets the standard for vaporizer excellence across a range of premium devices including the iconic tabletop Volcano vaporizer as well as a range of portable devices offering the same high-quality experience delivered by the Mighty, Mighty+, and Crafty+.

As a further testament to the brand’s relentless focus on quality and consistency, the Storz & Bickel Volcano Medic 2 and Mighty+ Medic are both certified as medical cannabis vaporizers, and all the brand’s devices for medical as well as home use are produced with the same rigorous quality control processes at the Company’s ISO 13485 certified factory.

Storz & Bickel continues to define the present and future of best-in-class vaporizer technology with a relentless focus on quality and innovation.

BioSteel

BioSteel is a sports nutrition and hydration brand focused on quality ingredients for the conscious consumer. With authentic humble beginnings, the first BioSteel products were formulated by professional athletes for professional athletes seeking a better hydration solution. Today, BioSteel products are used by athletes and active individuals worldwide supporting the brand’s mission to create a trusted sports hydration product. Driven by innovation, BioSteel delights its consumers with new flavors and product formats that meet the needs of a range of consumers globally, from professional athletes to weekend warriors.

This Works

This Works has cemented itself as a market leading natural skincare and sleep solutions brand with a devout customer base spanning nearly 35 countries. Through a unique approach of formulating solutions that work in harmony with the 24-hour body clock, This Works has evolved its product lines beyond a traditional viewpoint to a more complete regimen that maximizes skin – and overall wellness – at every phase of the day, starting with a good night’s sleep. Founded in 2004 and headquartered in London, England, This Works offers a range of high-quality natural skincare and sleep solution products that have rewarded the company with a loyal following of customers purchasing their best-known products including the deep sleep pillow spray, morning expert hyaluronic serum, and skin deep dry leg oil.

Website Access to Reports

We maintain a website at www.canopygrowth.com. We are providing the address to our website solely for the information of investors. The information contained on our website is not a part of, nor is it incorporated by reference into this Comprehensive Form 10-K. Through our website, we make available, free of charge, our annual proxy statement, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish them to the SEC. The SEC maintains a website that contains these reports at www.sec.gov.

Item 1A. Risk Factors.

An investment in us involves a number of risks. In addition to the other information contained in this Comprehensive Form 10-K and in other filings we make, investors should give careful consideration to the following risk factors. Any of the matters highlighted in these risk factors could adversely affect our business, results of operations, financial condition and growth prospects, causing an investor to lose all, or part of, their investment. The risks and uncertainties described below are those we currently believe to be material, but they are not the only ones we face. If any of the following risks, or any other risks and uncertainties that we have not yet identified or that we currently consider not to be material, actually occur or become material risks, our business, prospects, financial condition, results of operations and cash flows and consequently the price of our securities could be materially and adversely affected.

Risks Relating to the Restatement of the Prior Financial Statements

We have concluded that certain of our previously issued financial statements should not be relied upon and have restated certain of our previously issued financial statements which was time-consuming and expensive and could expose us to additional risks that could have a negative effect on us.

As discussed in the Explanatory Note of this Comprehensive Form 10-K and in Note 2, “Basis of Presentation—Restatement of Previously Issued Consolidated Financial Statements” under Item 8 of this Comprehensive Form 10-K, we have concluded that the Prior Financial Statements should not be relied upon. We have restated our previously issued (i) audited consolidated financial statements for the fiscal year ended March 31, 2022, included in the 2022 10-K, and (ii) unaudited consolidated financial statements for the quarterly periods ended June 30, 2022, September 30, 2022 and December 31, 2022, included in the Form 10-Qs for such quarterly periods. The restatement process was time consuming and expensive and could expose us to additional risks that could have a negative effect on us. In particular, we incurred substantial unanticipated expenses and costs, including audit, legal and other professional fees, in connection with the BioSteel Review, the restatement of the Prior Financial Statements and the ongoing remediation of material weaknesses in our internal control over financial reporting. Certain remediation actions were recommended, and we are in the process of implementing them (see Part II, Item 9A, Controls and Procedures of this Comprehensive Form 10-K for a description of these remediation measures). To the extent these steps are not successful, we could be required to incur additional time and expense. Our management’s attention was also diverted from some aspects of the operation of our business in connection with the BioSteel Review and restatement of the Prior Financial Statements and these ongoing remediation efforts. In addition, the restatement and related matters could impair our reputation and could cause our counterparties to lose confidence in us. Each of these occurrences could have an adverse effect on our business, results of operations, financial condition and stock price.

As a result of self-reporting the BioSteel Review, the Company is the subject of an investigation by the SEC and an ongoing informal inquiry by regulatory authorities in Canada, and it cannot predict the timing of developments, and any adverse outcome of these continuing matters could have a material adverse effect on the Company.

The Company is the subject of an investigation by the SEC and an informal inquiry by the Ontario Securities Commission (the “OSC”) which relate to the Company’s accounting policies and related matters. The Company cannot predict when the investigation and inquiry will be completed or the further timing of any other developments in connection with the review and inquiry. The Company also cannot predict their results or outcomes.

While the Company is fully cooperating with the SEC and the OSC with respect to these inquiries, it cannot predict when such matters will be completed, the further timing of any other developments in connection with these matters, or the outcome and potential impact. Such matters may be closed without any action taken against the Company, or conversely may ultimately have a material adverse effect on the Company, the trading price of the Canopy Shares, and our ability to raise additional capital, among other consequences. If the SEC or OSC initiates a civil enforcement proceeding against the Company for alleged violations of securities laws or regulations, the Company may face a variety of civil sanctions and penalties, including, but not limited to, financial penalties and awards, injunctive relief and compliance conditions, which may have a material adverse effect on the financial condition or results of operations of the Company. As with any regulatory investigation, the expense of cooperating and responding to the SEC and the OSC and the distraction to management may have a material adverse effect on the Company even if the investigation is ultimately closed or resolved in a manner favorable to the Company.

The restatement of the Prior Financial Statements may lead to future shareholder litigation.

Putative class action lawsuits alleging violations of securities laws have been filed against the Company and members of its management following our announcement that the Company had determined that it is appropriate to restate the Prior Financial Statements, which it has now done as more fully described under Item 3 in this Comprehensive Form 10-K. Substantial damages or other monetary remedies assessed against the Company could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additional lawsuits may be commenced against the Company and its officers and directors based in part or whole on allegations related to the restatement of the Prior Financial Statements. As with any substantial litigation, the Company expects to devote significant time, attention and resources to the defense of the litigation, which may have a material adverse effect on the Company even if the litigation is resolved in a manner favorable to the Company, and cannot predict when or how the litigation will be resolved or estimate what the potential loss or range of loss would be, if any.

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which may adversely affect investor confidence in our company and, as a result, the value of the Canopy Shares.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that public companies evaluate and report on their systems of internal control over financial reporting. As disclosed in Part II, Item 9A, Controls and Procedures of this Comprehensive Form 10-K, our management, including our Chief Executive Officer and our Chief Financial Officer, has determined that we had material weaknesses in our internal control over financial reporting as of March 31, 2023 due to an ineffective control environment, which contributed to the following material weaknesses: (i) the accounting for sales recorded by the BioSteel segment, which resulted in material misstatements relating to revenue and trade receivables, particularly with respect to the timing and amount of revenue recognition; and (ii) IT general control deficiencies that aggregated to a material weakness. These material weaknesses resulted in identified material misstatements to the financial statements, and the Prior Financial Statements are restated in this filing. As a result of the material weaknesses, the Company’s management, under the supervision of the Audit Committee and with participation of the Company’s Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2023.

Although we are working to remedy the material weaknesses and ineffectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures, there can be no assurance as to when the remediation plan will be fully developed and implemented or the outcome of such remediation efforts. Until our remediation plan is fully implemented, our management will continue to devote significant time, attention and financial resources to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate, there will continue to be an increased risk that our future consolidated financial statements could contain errors that will be undetected. Further and continued determinations that there are one or more material weaknesses in the effectiveness of the Company’s internal control over financial reporting could adversely affect our business, reputation, revenues, results of operations, financial condition and share price, adversely affect our ability to timely file periodic reports under the Exchange Act and applicable Canadian securities legislation, and limit our ability to access the capital markets through equity or debt issuances. For more information relating to the Company’s internal control over financial reporting, the material weaknesses that existed as of March 31, 2023 and the remediation activities undertaken by us, see Part II, Item 9A, Controls and Procedures of this Comprehensive Form 10-K. See also “—Failure to establish and maintain effective internal control over financial reporting may result in our not being able to accurately report our financial results, which could result in a loss of investor confidence and adversely affect the market price of the Canopy Shares.”

Failure to establish and maintain effective internal control over financial reporting may result in us not being able to accurately report our financial results, which could result in a loss of investor confidence and adversely affect the market price of the Canopy Shares.

We are responsible for establishing and maintaining adequate internal control over financial reporting, which is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP (as defined below). Because we are continuing to implement remedial actions to strengthen our financial control and management systems, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A failure to prevent or detect errors or misstatements may result in a decline in the price of the Canopy Shares and harm our ability to raise capital in the future.

If our management is unable to certify the effectiveness of our internal controls or if material weaknesses or significant deficiencies in our internal controls are identified, we could be subject to regulatory scrutiny and a loss of public confidence, which could harm our business and cause a decline in the price of the Canopy Shares. As disclosed under “Item 9A. Controls and Procedures” in this Comprehensive Form 10-K, in connection with preparing our financial statements for the year ended March 31, 2023, management concluded that material weaknesses existed in our internal control over financial reporting due to an ineffective control environment, which contributed to the following material weaknesses: (i) the accounting for sales recorded by the BioSteel segment, which resulted in material misstatements relating to revenue and trade receivables, particularly with respect to the timing and amount of revenue recognition; and (ii) IT general control deficiencies that aggregated to a material weakness. In addition, due to the same material weaknesses, we determined that our disclosure controls and procedures were not effective as of March 31, 2023. See “—We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which may adversely affect investor confidence in our company and, as a result, the value of the Canopy Shares.”

In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in the price of the Canopy Shares and harm our ability to raise capital. Failure to accurately report our financial performance on a timely basis could also jeopardize our listing on the TSX or Nasdaq. Delisting of the Canopy Shares on any exchange would have implications pursuant to our Credit Agreement, including interest rate increases and/or an event of default and reduce the liquidity of the market for the Canopy Shares, which would reduce the price of, and increase the volatility of, the price of the Canopy Shares.

We do not expect that our disclosure controls and procedures and internal control over financial reporting will prevent all error or fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within an organization will be detected. The inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by individual acts of certain persons, by collusion of two or more people or by management override of the controls. Due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected in a timely manner or at all. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results could be materially adversely affected, which could also cause investors to lose confidence in our reported financial information, which in turn could result in a reduction in the price of the Canopy Shares.

In addition, acquisitions can pose challenges in implementing the required processes, procedures and controls in the new operations. Companies that are acquired by us may not have disclosure controls and procedures or internal control over financial reporting that are as thorough or effective as those required by the securities laws that currently apply to us.

Risks Relating to Our Growth Strategy and Entry into New Markets

Management has raised substantial doubt as to the Company's ability to continue as a going concern due to certain material debt obligations coming due in the short term. If we are unable to obtain additional capital, our financial results, financial condition and our ability to continue as a going concern will be adversely affected and we may have to delay or terminate some or all of our business development or commercialization plans or cease certain of our operations.

Our financial stability and ability to continue as a going concern are subject to significant risks and uncertainties. As reflected in our consolidated financial statements, we have certain material debt obligations coming due in the short-term, have suffered recurring losses from operations and require additional financing to fund our business and operations. If we are unable to raise additional capital, it is possible that we will be unable to meet certain of our financial obligations. For example, we may not be able to satisfy the minimum liquidity covenant under our Credit Facility during our first quarter of fiscal year 2025, which breach could trigger an acceleration of our senior secured indebtedness. As of March 31, 2023, we had $468.0 million in required principal repayments under debt obligations to be settled in cash due within the next 12 months and cash flow from operations was negative throughout fiscal 2023. As of March 31, 2023, we had cash and cash equivalents of $677.0 million and short-term investments of $105.6 million, which are predominantly invested in liquid securities issued by the United States government.

Based on our management’s assessment and the above factors considered in the aggregate, our management has raised substantial doubt about our ability to continue as a going concern for at least twelve months from the issuance of our consolidated financial statements.

In view of these matters, continuation as a going concern is dependent upon our continued operations, which in turn is dependent upon our ability to meet our financial requirements and to raise additional capital, and the success of our future operations. While we have plans to fund our operations and debt obligations, there can be no assurances that we will be successful in accomplishing any of our proposed financing plans. Our management also cannot provide any assurance as to unforeseen circumstances that could occur within the next 12 months or, if after we raise capital, thereafter, which could increase our need to raise additional capital on an immediate basis, which capital may not be available to us.

We constantly evaluate options with respect to external financing sources including from traditional and non-traditional investment capital organizations, sales of Canopy Shares or other equity or debt instruments and debt financings. Any additional equity or debt financing could be extremely dilutive to our current shareholders. Additional capital may not be available on reasonable terms, or at all, and we may be required to terminate or significantly curtail our operations, or enter into arrangements with third parties that may require us to relinquish rights to certain aspects of our business. If we are unable to obtain capital, our business would be jeopardized and we may need to cease or reduce further commercialization efforts or delay or terminate some or all of our business development plans or cease our operation. See “—We may not be able to secure adequate or reliable sources of funding required to operate our business.”

We may not be able to achieve or maintain profitability and may continue to incur losses in the future.

We have incurred losses in recent periods. We had negative operating cash flow for each of our fiscal years since 2019, including the fiscal year ended March 31, 2023. We may not be able to achieve or maintain profitability and may continue to incur significant losses in the future even in light of the Canadian Transformative Plan. In addition, we expect to continue to increase our capital investments and incur significant operating expenses as we implement initiatives to continue to improve our business. If our revenues do not increase to offset these expected costs and operating expenses, we will not be profitable. If our revenue declines or fails to grow at a rate faster than our operating expenses, and we are unable to secure funding under terms that are favorable or acceptable to us, or at all, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We may not achieve profitability in the future and, even if we do become profitable, we might not be able to sustain that profitability. There is no assurance that future revenues will be sufficient to generate the funds required to continue operations without external funding.

We and certain of our subsidiaries have limited operating history and therefore we are subject to many of the risks common to early-stage enterprises.

We have a limited history of operations and are in an early stage of development as we attempt to create a global infrastructure to capitalize on the opportunity in the cannabis industry. Accordingly, we are subject to many of the risks common to early-stage enterprises, including under-capitalization, limitations with respect to personnel, other resources and lack of revenue. Our limited operating history may also make it difficult for investors to evaluate our prospects for success. There is no assurance that we will be successful and our likelihood of success must be considered in light of our stage of operations. Further, we are subject to a variety of business risks generally associated with developing companies. Our ability to manage growth effectively will require us to continue to implement and improve our operational and financial systems and to train and manage our employee base. There can be no assurances that we will be able to manage growth successfully. Our inability to manage growth successfully could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

There can be no assurance that the Canadian Transformative Plan will have a beneficial impact on our business, financial condition and results of operations. The timing, costs and benefits of the Canadian Transformative Plan cannot be guaranteed.

In the fourth quarter of our fiscal year ended March 31, 2023, we announced the Canadian Transformative Plan aligned to our strategic review of our business, which included (i) reducing cultivation costs in the Canadian adult-use cannabis business through cultivation-related efficiencies and facility improvements; (ii) implementing a flexible manufacturing platform, including contract manufacturing for certain product formats; (iii) right-sizing indirect costs and generating efficiencies across our supply chain and procurement; (iv) aligning general and administrative costs with short-term business expectations; (v) further streamlining the organization to drive process-related efficiencies; and (vi) a reduction in headcount. There can be no assurance that these initiatives will achieve the expected benefits to our business or reduce costs or grow our revenue as intended and, if achieved at all, the timing thereof. The execution and implementation of these initiatives involve risk, including that significant amounts of management’s time and resources could be diverted from our core operations in order to complete such initiatives. In addition, these initiatives could present unforeseen obstacles, lead to operating inefficiencies and negatively disrupt our corporate culture, which could lead to further employee attrition, any of which would have a material adverse effect on our business, financial condition, results of operations and growth prospects. We have incurred and will continue to incur costs to implement these initiatives, and we could be subject to litigation risks and expenses.

We have been and may in the future be required to write down intangible assets, including goodwill, due to impairment, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We have in the past and may in the future be required to write down intangible assets, including goodwill, due to impairment, which would reduce earnings. We periodically calculate the fair value of our reporting units and intangible assets to test for impairment. This calculation may be affected by several factors, including general economic conditions, regulatory developments, changes in category growth rates as a result of changing adult consumer preferences, success of planned new product introductions, and competitive activity. Certain events can also trigger an immediate review of goodwill and intangible assets. If the carrying value of our reporting unit and other intangible assets exceeds their fair value and the loss in value is other than temporary, the goodwill and other intangible assets are considered impaired, which would result in impairment losses and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

At March 31, 2023, the Company performed its annual goodwill impairment analysis using the quantitative assessment. No impairment was noted for the Company’s Storz & Bickel reporting unit, as the estimated fair value of the Storz & Bickel reporting unit exceeded its carrying value. The carrying value, at March 31, 2023, of the goodwill associated with the Storz & Bickel reporting unit was $85.6 million.

For a discussion of previous write downs of intangible assets and goodwill, see Note 14, “Intangible Assets” and Note 15, “Goodwill” to the consolidated financial statements in Item 8 of this Comprehensive Form 10-K.

There can be no assurance that our current and future acquisitions, strategic alliances, investments or expansions of scope of existing relationships will have a beneficial impact on our business, financial condition and results of operations.

We have entered into, and may in the future enter into additional acquisitions, strategic alliances or investments with third parties that we believe will complement or augment our existing business. Our ability to complete acquisitions, strategic alliances or investments is dependent upon, and may be limited by, the availability of suitable candidates and capital. In addition, acquisitions, strategic alliances or investment could present unforeseen integration obstacles or costs, may not enhance our business, and/or may involve risks that could adversely affect us, including by diverting significant amounts of management time from operations in order to pursue and complete such transactions or maintain such strategic alliances. Future acquisitions or strategic alliances could result in the incurrence of additional debt, costs and contingent liabilities, and there can be no assurance that future acquisitions or strategic alliances will achieve, or that our existing acquisitions or strategic alliances will continue to achieve, the expected benefits to our business or that we will be able to consummate future acquisitions, strategic alliances or investments on satisfactory terms, or at all. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The success of our acquisitions, including Canopy USA’s acquisition of Acreage (if the arrangements contemplated by the Amended Acreage Arrangement and the Floating Share Arrangement Agreement (the “Acreage Arrangement”) is completed), Wana (if the acquisition of Wana is completed) and Jetty (if the acquisition of Jetty is completed), depends upon our ability to integrate any businesses that we acquire and/or that Canopy USA acquires. The integration of acquired business operations could disrupt our business by causing unforeseen operating difficulties, diverting management’s attention from day-to-day operations and requiring significant financial resources that would otherwise be used for the ongoing development of our business. The difficulties of integrations could be increased by the necessity of coordinating geographically dispersed organizations, coordinating personnel with disparate business backgrounds, managing different corporate cultures, or discovering previously unknown liabilities. In addition, we could be unable to retain key employees or customers of the acquired businesses. We could face integration issues, including those related to operations, internal controls, information systems and operational functions of the acquired companies and we also could fail to realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates or these acquisitions could fail to compete successfully and may not produce the anticipated revenues and profits. Any of these items could adversely affect our financial condition, results of operations or growth prospects.

In addition, future acquisitions by Canopy USA, including the acquisition of Acreage (if the Acreage Arrangement is completed), could result in future issuances of Canopy Shares, including up to 171,227,420 Canopy Shares that may be issued in the future in connection with the closing of the Acreage Arrangement and the associated top-up right of the CBI Group pursuant to the Amended Investor Rights Agreement. Such issuances of securities may have an adverse effect on the market price of the Canopy Shares. See “— Our expansion plans into the United States rely on the success of the Acreage Arrangement, the Wana Options, and Jetty Options and we cannot guarantee that the Acreage Arrangement, Wana Options or Jetty Options will close in the near future, or at all, and even if closed, that we will achieve the expected benefits of such transactions.”

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

Operational and strategic decisions with respect to the integration of Acreage, Wana and Jetty have not yet been made and may present challenges. It is possible that the integration process could result in the loss of key employees, the disruption of the respective ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the ability of management to maintain relationships with clients, suppliers, employees or to achieve the anticipated benefits. The performance of Canopy USA could be adversely affected if Canopy USA cannot retain key employees. As a result of these factors, it is possible that certain benefits expected from the formation of Canopy USA may not be realized. Any inability of Canopy USA’s management to successfully integrate the operations could have a material adverse effect on the financial condition and results of operations of Canopy USA.

Canopy USA may impact third party business relationships.

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

The failure to approve the Amendment Proposal could negatively impact us and our future operations, financial condition and prospects.

The resolution to approve the Amendment Proposal requires approval by 66 2⁄3% of the votes cast by our shareholders present in person or represented by proxy at the Meeting. There can be no certainty, nor can we provide any assurance, that the required shareholder approval will be obtained. If the Amendment Proposal is not approved, the Floating Share Arrangement will not be completed and the Acreage Option, Wana Options and Jetty Options will not be exercised on the anticipated timeline. In addition, the Company is contractually required pursuant to the terms of the Third Consent Agreement, to convert the Non-Voting Shares into Canopy USA Class B Shares and cause Canopy USA to repurchase all of the Canopy USA Common Shares held by third parties in the event that the Third Consent Agreement is terminated, which will occur if CBG and Greenstar have not converted its Canopy Shares into Exchangeable Shares by 60 days after the Meeting. Canopy USA has the right to repurchase any Voting Shares held by the Trust on or before the earlier of Canopy USA’s acquisition of Jetty, Wana or Acreage in exchange for the amount paid by the Trust for such Voting Shares and any repurchase following the 60 month anniversary of the T1 Closing Date will be at a price per Voting Share equal to the fair market value as determined by an appraiser appointed by Canopy USA. There are risks that the dedication of substantial resources by our management to the completion of these transactions could have a negative impact on our current business relationships (including with current and prospective employees, customers, distributors, suppliers and partners) and could have a material adverse effect on our current and future business, operations, results of operations, financial condition and prospects. In addition, failure to approve the Amendment Proposal for any reason could materially and negatively impact the market price of the Canopy Shares.

The Trust’s ownership interest in Canopy USA is currently not quantifiable and the Trust may have significant ownership and influence over Canopy USA upon completion of the Trust Transaction.

In connection with the Trust Transaction, the Trust will, subject to the terms and conditions of the Trust SPA, be issued certain securities with a total aggregate value of up to US$20 million. In accordance with the Trust SPA, the purchase price will be determined by a future fair market valuation and accordingly, the number of shares of Canopy USA to be issued to the Trust pursuant to the terms of the Trust SPA is currently not known and is not quantifiable as of the date hereof. Upon completion of the Trust Transaction, the Trust may hold a significant ownership interest in Canopy USA and as a result, shareholders of Canopy USA, including Canopy, may be significantly diluted following the completion of the Trust Transaction. Further, if the Trust holds a significant ownership interest in Canopy USA, the Trust will be in a position to exercise significant influence over matters requiring Canopy USA shareholder approval, subject to the terms of the A&R Protection Agreement. In addition, pursuant to the A&R LLC Agreement, the Trust has the right to designate one person for appointment to the Canopy USA Board so long as the Trust holds at least 4.4% of the issued and outstanding shares of Canopy USA and, along with one other nominee to the Canopy USA Board, will have approval rights over Key Decisions. There can be no assurance that the Trust’s interests will align with the interests of Canopy or other shareholders of Canopy USA.

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

Acreage’s publicly available audited financial statements as of and for three years ended December 31, 2022 (“Acreage’s Annual 2022 Financial Statements”) express doubt about Acreage’s ability to continue as a going concern. In particular, Acreage’s Annual 2022 Financial Statements state: “[Acreage] had an accumulated deficit as of December 31, 2022, as well as a net loss and negative cash flow from operating activities for the year ended December 31, 2022. These factors raise substantial doubt about [Acreage]’s ability to continue as a going concern for at least one year from the issuance of these financial statements.” In the event that Acreage is unable to continue as a going concern, the Acreage Arrangement may not be completed. In the event that the Acreage Arrangement is completed and Acreage is unable to continue as a going concern, this would have a negative impact on Canopy USA’s business, financial results and operations and have an adverse impact on the Company’s United States strategy, and, ultimately, the Company’s financial results and operations.

We may not be able to secure adequate or reliable sources of funding required to operate our business.

There is no guarantee that we will be able to achieve our business objectives. Our continued development may require additional financing. The failure to raise such capital could result in a delay or indefinite postponement of our current business objectives or in our inability to continue to operate our business. There can be no assurance that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable to us. If additional funds are raised through issuances of equity or convertible debt securities or we exchange outstanding debt for such securities, existing shareholders could suffer significant dilution, and any new equity securities issued could have rights, preferences and privileges superior to those of holders of Canopy Shares. In addition, from time to time, we may enter into transactions to acquire assets or the equity of other companies. These transactions may be financed wholly or partially with debt, which may temporarily increase our debt levels above industry standards. Any debt financing secured in the future could involve restrictive covenants relating to capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions or other strategic joint venture opportunities.

We are subject to the risk of defects or impairment charges related to potential write-downs of acquired assets or goodwill in future acquisitions.

A defect in any business arrangement, including Acreage (if the Acreage Arrangement is completed), Wana (if the acquisition of Wana is completed), and Jetty (if the acquisition of Jetty is completed), may arise to defeat or impair our claim to such transaction, which may have a material adverse effect on our business, financial condition, results of operations and growth prospects. It is possible that material changes could occur that may adversely affect management’s estimate of the recoverable amount for any agreement we enter into. Impairment estimates, based on applicable key assumptions and sensitivity analysis, will be based on management’s best knowledge of the amounts, events or actions at such time, and the actual future outcomes may differ from any estimates that are provided by us. Any impairment charges on our carrying value of business arrangements could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our expansion plans into the United States rely on the success of the Acreage Arrangement, the Wana Options, and Jetty Options and we cannot guarantee that the Acreage Arrangement, Wana Options or Jetty Options will close in the near future, or at all, and even if closed, that we will achieve the expected benefits of such transactions.

Our expansion plans into the United States are primarily constituted by the proposed acquisition of Acreage, Wana and Jetty by Canopy USA. See “Business—Our Company—Canopy USA” for additional information regarding the Acreage Arrangement, the Wana Options and the Jetty Options. These agreements are subject to certain conditions, including, among other things, that U.S. federal law is amended to permit the general cultivation, distribution and possession of marijuana or to remove the regulation of such activities from the federal laws of the United States and the receipt of the certain regulatory approvals. Such conditions have not yet occurred. See “—Cannabis is a controlled substance in the United States and therefore subject to the Controlled Substances Act.” Accordingly, Canopy USA was formed, in part, in order to expedite the consolidation of the businesses of Acreage, Wana and Jetty. However, the regulatory approval processes may take a lengthy period of time to complete, which could delay Canopy USA’s acquisition of Acreage.

Certain of the closing conditions are outside of our control. There can be no certainty, nor can we provide any assurance, that all conditions precedent to the consummation of the acquisitions of Acreage, Wana or Jetty will be satisfied or waived, or, if satisfied or waived, when they will be satisfied or waived and, accordingly, the Acreage Arrangement Agreement (as modified by the Acreage Amending Agreement) and/or the Wana Options, and/or the Jetty Options may not be completed. If, for any reason, the Acreage Arrangement, and/or the Wana Options, and/or the Jetty Options are not completed or their respective completions are materially delayed and/or the Acreage Arrangement and/or the Wana Options and/or the Jetty Options are terminated, the market price of the Canopy Shares may be materially adversely affected. In such events, our business, financial condition or results of operations could also be subject to various material adverse consequences, including that we would remain liable for costs relating to the Acreage Arrangement, the Wana Options and the Jetty Options.

Even if Canopy USA acquires the Fixed Shares and, if applicable, the Floating Shares, as well as the membership interests of Wana and the shares of Jetty, the intended benefits of the Acreage Arrangement and/or the Wana Options and/or the Jetty Options may not be realized. The Acreage Arrangement, the Wana Options and the Jetty Options pose risks for our ongoing operations, including, among others, (i) that senior management’s attention may be diverted from the management of daily operations to the integration of the Acreage and/or Wana and/or Jetty operations, (ii) costs and expenses associated with any undisclosed or potential liabilities, (iii) that the Acreage and/or Wana and/or Jetty businesses may not perform as well as anticipated and (iv) that unforeseen difficulties may arise in integrating the Acreage and/or Wana and/or Jetty businesses.

We cannot assure you that the Floating Share Arrangement Agreement and/or the Wana Options and/or the Jetty Options will be beneficial to us in the near term or at all. Furthermore, if we fail to realize the intended benefits of the Floating Share Arrangement Agreement and/or the Wana Options and/or the Jetty Options, the market price of the Canopy Shares could decline to the extent that the market price reflects those benefits.

There can be no certainty that all conditions to the Floating Share Arrangement will be satisfied, including obtaining approval of the Amendment Proposal by the Exercise Outside Date.

There can be no certainty, nor can the Company provide any assurance, that all conditions precedent contained in the Floating Share Arrangement Agreement and the Existing Acreage Arrangement Agreement will be satisfied or waived, including that the

Exercise Outside Date of August 31, 2023 is extended or in the event of a default pursuant to the Acreage Debt. In addition, the Floating Share Arrangement is subject to certain conditions precedent which, among other things, includes the receipt of approval from our shareholders on the Amendment Proposal by the Exercise Outside Date. There can be no certainty, nor can the Company provide any assurance, that these conditions will be satisfied or, if satisfied, when they will be satisfied. If such conditions precedent are not satisfied, it may result in the acquisition of Acreage not being completed.

Controlled substance and other legislation and treaties may restrict or limit our ability to research, manufacture and develop a commercial market for our products outside of the jurisdictions in which we currently operate and our expansion into additional jurisdictions is subject to risks.

Our ability to expand internationally is also contingent, in part, upon compliance with applicable regulatory requirements enacted by governmental authorities and obtaining all requisite regulatory approvals. We cannot predict the impact of the compliance regime that governmental authorities may implement to regulate the adult-use or medical cannabis industry. Similarly, we cannot predict how long it will take to secure all appropriate regulatory approvals for our products, or the extent of testing and documentation that may be required by governmental authorities.

Approximately 250 substances, including cannabis, are listed in the Schedules annexed to the UN Single Convention on Narcotic Drugs (New York, 1961), the Convention on Psychotropic Substances (Vienna, 1971) and the Convention against Illicit Traffic in Narcotic Drugs and Psychotropic Substances (introducing control on precursors) (Vienna, 1988). The purpose of these listings is to control and limit the use of these drugs according to a classification of their therapeutic value, risk of abuse and health dangers, and to minimize the diversion of precursor chemicals to illegal drug manufacturers. The 1961 UN Single Convention on Narcotic Drugs, as amended in 1972, classifies cannabis as a Schedule I (“substances with addictive properties, presenting a serious risk of abuse”) narcotic drug and as further amended by the December 2020 Commission on Narcotic Drugs, a Schedule IV (“the most dangerous substances, already listed in Schedule I, which are particularly harmful and of extremely limited medical or therapeutic value”) narcotic drug. The 1971 UN Convention on Psychotropic Substances classifies THC as a Schedule I psychotropic substance (substances presenting a high risk of abuse, posing a particularly serious threat to public health, which are of very little or no therapeutic value). Many countries are parties to these conventions, which govern international trade and domestic control of these substances, including cannabis. They may interpret and implement their obligations in a way that creates legal obstacles to our obtaining manufacturing and/or marketing approval for our products in those countries. These countries may not be willing or able to amend or otherwise modify their laws and regulations to permit our products to be manufactured and/or marketed, and achieving such amendments to the laws and regulations may take a prolonged period of time. There can be no assurance that any market for our products will develop in any jurisdiction in which we do not currently have operations. We may face new or unexpected risks or significantly increase our exposure to one or more existing risk factors, including economic instability, political instability, changes in laws and regulations and the effects of competition. These factors may limit our capability to successfully expand our operations into such jurisdictions and may have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Investments outside of Canada and the United States are subject to the risks normally associated with any conduct of business in foreign countries, including varying degrees of political, legal, regulatory and economic risk.

Much of our exposure to markets in jurisdictions outside of Canada and the United States is through strategic investments. These investments are subject to the risks normally associated with any conduct of business in foreign and/or emerging countries, including political risks; civil disturbance risks; changes in laws, regulations or policies of particular countries, including those relating to royalties, duties, imports, exports and currency; the cancellation or renegotiation of contracts; the imposition of royalties, net profits payments, tax increases or other claims by government entities, including retroactive claims; a disregard for due process and the rule of law by local courts; the risk of expropriation and nationalization; delays in obtaining or the inability to obtain necessary governmental permits or the reimbursement of refundable tax from fiscal authorities.

Threats or instability in a country caused by political events, including elections, changes in government, changes in personnel or legislative bodies, foreign relations or military control present serious political and social risk and instability causing interruptions to the flow of business negotiations and influencing relationships with government officials. Changes in policy or law may have a material adverse effect on our business, financial condition, results of operations and growth prospects. The risks include increased “unpaid” state participation, higher energy costs, higher taxation levels and potential expropriation.

Other risks include the potential for fraud and corruption by suppliers, government officials, or our personnel that may implicate us. We operate in certain parts of the world that may experience higher incidents of governmental corruption, bribery, facilitating payments, collusion, kickbacks, improper commissions, theft, fraud, conflicts of interest, and related-party transactions. Company policies, including the Company’s Code of Business Conduct and Ethics, Whistleblower Protection Policy, Insider Trading Policy and Anti-Bribery and Anti-Corruption Policy mandate compliance with applicable laws, including but not limited to the U.S. Foreign Corrupt Practices Act (“FCPA”), the Corruption of Foreign Public Officials Act (Canada), and other anti-bribery laws. However, we cannot provide complete assurance that our policies, procedures, and internal controls will always prevent violations of applicable laws. If we are found liable for violations of applicable laws, we could suffer from a range of criminal or civil penalties or other sanctions. Violations or allegations of violations could have a material adverse effect on our business.

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

These risks may limit or disrupt our strategic investments and alliances, restrict the movement of funds, cause us to have to expend more funds than previously expected or required or result in the deprivation of contract rights or the taking of property by nationalization or expropriation without fair compensation, and may have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, the enforcement by us of our legal rights in foreign countries, including rights to exploit our properties or utilize our permits and licenses and contractual rights may not be recognized by the court systems in such foreign countries or enforced in accordance with the rule of law.

We currently have investments in companies in or with interests in countries with developing economies. It is difficult to predict the future political, social and economic direction of the countries in which we operate, and the impact government decisions may have on our business. Any political or economic instability in the countries in which we operate could have a material and adverse effect on our business, financial condition, results of operations and growth prospects.

We are subject to risks relating to our current and future operations in emerging markets.

We have operations in various emerging markets. Such operations expose us to the socio-economic conditions as well as the laws governing the cannabis industry in such countries. Inherent risks with conducting foreign operations include, but are not limited to: high rates of inflation; extreme fluctuations in currency exchange rates, military repression; war or civil war; social and labor unrest; organized crime; hostage taking; terrorism; violent crime; expropriation and nationalization; renegotiation or nullification of existing licenses, approvals, permits and contracts; changes in taxation policies; restrictions on foreign exchange and repatriation; and changing political norms, banking and currency controls and governmental regulations that favor or require us to award contracts in, employ citizens of, or purchase supplies from, the jurisdiction.

Governments in certain foreign jurisdictions intervene in their economies, sometimes frequently, and occasionally make significant changes in policies and regulations. Changes, if any, in cannabis industry policies or shifts in political attitude in the countries in which we operate may adversely affect our business, financial condition, results of operations and growth prospects. Operations may be affected in varying degrees by government regulations with respect to, but not limited to, restrictions on production, price controls, export controls, currency remittance, importation of product and supplies, income and other taxes, royalties, the repatriation of profits, expropriation of property, foreign investment, maintenance of licenses, approvals and permits, environmental matters, land use, land claims of local people, water use and workplace safety. Failure to comply strictly with applicable laws, regulations and local practices could result in loss, reduction or expropriation of licenses, or the imposition of additional local or foreign parties as joint venture partners with carried or other interests.

We continue to monitor developments and policies in the emerging markets in which we operate and assess the impact thereof to our operations; however, such developments cannot be accurately predicted and could have an adverse effect on our business, financial condition, results of operations and growth prospects.

Risks Relating to Our Products

There is limited long-term data with respect to the efficacy, side effects and safety of our products, and future clinical research studies on the effects of cannabis, U.S. hemp, cannabinoids and cannabis-based products may lead to conclusions that dispute or conflict with our understanding and belief regarding their benefits, commercial viability, safety, efficacy, dosing and social acceptance.

Research in Canada, the United States and internationally regarding the benefits, commercial viability, safety, efficacy, dosing and social acceptance of cannabis, U.S. hemp or isolated cannabinoids (such as CBD and THC) in dietary supplements, food or cosmetic products remains in early stages. There have been relatively few clinical trials on the potential benefits of cannabis, U.S. hemp or isolated cannabinoids and there is limited long-term data with respect to efficacy, side effects and/or interaction of these substances with human or animal biochemistry. As a result, our products could have unexpected side effects or safety concerns, the discovery of which could lead to civil litigation, regulatory actions and even possibly criminal enforcement actions. In addition, if the products we sell do not or are not perceived to have the effects intended by the end user, this could have a material adverse effect on our business, financial condition and results of operations. See also “—We are and may become subject to, or prosecute, litigation in the ordinary course of our manufacturing, marketing, distribution and sale of our products”, “—We may be subject to product liability claims.” and “—Our products have in the past and may in the future be subject to recalls.”

The statements made by us, including in this Comprehensive Form 10-K, concerning the potential benefits of cannabis, U.S. hemp and isolated cannabinoids are based on published articles and reports and therefore are subject to the experimental parameters, qualifications and limitations in such studies that have been completed. Although we believe that the existing public scientific literature generally supports our beliefs regarding the benefits, commercial viability, safety, efficacy, dosing and social acceptance of cannabis, U.S. hemp and cannabinoids, future research and clinical trials may cast doubt or disprove such beliefs, or could raise or heighten concerns regarding, and perceptions relating to, cannabis, U.S. hemp and cannabinoids, which could have a material adverse effect on the demand for our products with the potential to lead to a material adverse effect on business, financial condition, results of operations and growth prospects. Given these risks, uncertainties and assumptions, undue reliance should not be placed on such literature. In particular, the FDA has raised several questions regarding the safety of CBD and gaps in the public scientific literature supporting the use of CBD by the general population.

Controversy surrounding vaporizers and vaporizer products and government regulations of vaporizers and vaporizer products may materially and adversely affect the market for vaporizer products and expose us to litigation and additional regulation.

There have been a number of highly publicized cases involving lung and other illnesses and deaths that appear to be related to vaporizer devices and/or products used in such devices (such as vaporizer liquids). During this time, the focus has been on the vaporizer devices, the manner in which the devices were used and the related vaporizer device products - THC, nicotine, other substances in vaporizer liquids, possibly adulterated products and other illegal unlicensed cannabis vaporizer products. Some states, provinces, territories and municipalities in Canada and the United States have taken steps to prohibit the sale or distribution of vaporizers, restrict the sale and distribution of such products or impose restrictions on flavors, substances and concentration of substances used, or use of such vaporizers, however some Canadian provinces have already taken steps to reduce such restrictions.

Cannabis vaporizers in Canada are regulated under the Cannabis Act, Cannabis Regulations and other laws and regulations of general application. Negative public sentiment may prompt regulators to decide to further limit or defer the industry’s ability to sell cannabis vaporizer products, and may also diminish consumer demand for such products. For instance, Health Canada enacted regulations that place stricter limits on the advertising and promotion of vaping products and make health warnings on vaping products mandatory, although such regulations explicitly exclude cannabis and cannabis accessories. The provincial government in Quebec has imposed provincial regulatory restrictions on the sale of cannabis vape products, and Health Canada is seeking to limit the flavors of inhaled cannabis extracts. The Cannabis Regulations prohibit promoting a cannabis extract or associated cannabis accessories in a manner that could cause a person to believe that it has the flavor of a confectionery, dessert, soft drink or energy drink. These actions, together with potential deterioration in the public’s perception of cannabis containing vaping liquids, may result in a reduced market for our vaping products. There can be no assurance that we will be able to meet any additional compliance requirements or regulatory restrictions, or remain competitive in face of unexpected changes in market conditions.

Litigation pertaining to vaporizer products is ongoing and that litigation could potentially expand to include our products, which would have a material adverse effect on our business, financial condition, operating results, liquidity, cash flow and operational performance.

Future research may lead to findings that vaporizers, electronic cigarettes and related products are not safe for their intended use.

Vaporizers, electronic cigarettes and related products were recently developed and therefore the scientific or medical communities have had a limited period of time to study the long-term health effects of their use. Currently, there is limited scientific or medical data on the safety of such products for their intended use and the medical community is still studying the health effects of the use of such products, including the long-term health effects. If a consensus were to develop among the scientific or medical community that the use of any or all of these products pose long-term health risks, market demand for these products and their use could materially decline. Such a development could also lead to litigation, reputational harm and significant regulation. Loss of demand for our products, product liability claims and increased regulation stemming from unfavorable scientific studies on vaporizer products could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We are subject to risks and uncertainty regarding our U.S. hemp operations.

A small part of our business involves products containing U.S. hemp. There is substantial uncertainty concerning the legal status of U.S. hemp and U.S. hemp products containing U.S. hemp-derived ingredients, including CBD. The status of products derived from the cannabis or hemp plant, under both U.S. federal and state law depends on the THC content of the plant or derivative (including whether the plant meets the statutory definition of “industrial hemp” or “hemp”), the part of the plant from which an individual or entity produces the derivative (including whether the plant meets the statutory definition of “marihuana” under the Controlled Substances Act (“CSA”)), whether the cultivator, processor, manufacturer or product marketer engages in cannabis-related activities for research versus purely commercial purposes, as well as the form and intended use of the product. The mere presence of a cannabinoid (such as CBD) is not dispositive as to whether the product is legal or illegal. The FDA, for instance, has approved drugs containing synthetic THC, though not naturally derived THC. There may be difficulty in maintaining consistent strains with consistent low levels of THC sufficient to meet U.S. regulatory requirements.

Under U.S. federal law, products containing CBD may be unlawful if derived from cannabis (including hemp with a THC concentration greater than 0.3% on a dry weight basis), or if derived from U.S. hemp grown outside the parameters of an approved U.S. hemp pilot program or U.S. hemp cultivated in violation of the 2018 Farm Bill. Even after enactment of the 2018 Farm Bill, the DEA may not treat all products containing U.S. hemp-derived ingredients, including CBD, as exempt from the CSA. If the DEA takes action against us or other participants in the U.S. hemp industry, it could have a material and adverse effect on our business, financial condition, operating results, liquidity, cash flow and operational performance. The number of competitors in the U.S. hemp industry is expected to increase, which could adversely affect our market share and demand for our products. Additionally, if the United States takes steps to legalize cannabis, the impact of such a development could result in new entrants into the market and increased levels of competition.

Additionally, the U.S. hemp industry may be impacted by perceived similarities or differences between U.S. hemp and cannabis. Consumers, vendors, landlords/lessors, industry partners or third-party service providers may incorrectly perceive U.S. hemp products as cannabis, thereby confusing them for having the THC content of cannabis or for being illegal under U.S. federal law, which potentially impacts our ability to sell our products or obtain the necessary services or supplies to manufacture, store or transport our products.

We may also be required to obtain and maintain certain permits, licenses and approvals in the jurisdictions where we source, process, or sell products derived from U.S. hemp. We may be unable to obtain or maintain any necessary permits, licenses or approvals. Additional government licenses are currently, and in the future, may be, required in connection with our operations, in addition to other unknown permits and approvals which may be required, including with respect to our other global operations. To the extent such permits, licenses and approvals are required and not obtained, we may be prevented from operating and/or expanding our business, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Additionally, U.S. hemp plants can be vulnerable to various pathogens, including bacteria, fungi, viruses and other miscellaneous pathogens. Such instances often lead to reduced crop quality, stunted growth and/or death of the plant. Moreover, U.S. hemp is “phytoremediative” (meaning that it may extract toxins or other undesirable chemicals or compounds from the ground in which it is planted). Various regulatory agencies have established maximum limits for pathogens, toxins, chemicals and other compounds that may be present in agricultural materials. If U.S. hemp used in our products is found to have levels of pathogens, toxins, chemicals or other undesirable compounds that exceed limits permitted by applicable law, it may have to be destroyed. Should the U.S. hemp used in our products be lost due to pathogens, toxins, chemicals or other undesirable compounds, or if we or our suppliers are otherwise unable to obtain U.S. hemp for use in our products on an ongoing basis, it may have a material and adverse effect on our business, financial condition, operating results, liquidity, cash flow and operational performance.

Furthermore, some of our products that are intended to primarily contain U.S. hemp-derived CBD, or other U.S. hemp-derived cannabinoids, may contain trace amounts of THC. THC is an illegal or controlled substance in many jurisdictions, including under the federal laws of the U.S. Whether or not ingestion of THC (at low levels or otherwise) is permitted in a particular jurisdiction, there may be adverse consequences to consumers of our U.S. hemp products who test positive for any amounts of THC, even trace amounts, including the inability to participate in certain athletic or other activities, because of the presence of unintentional amounts of THC in our U.S. hemp products. In addition, certain metabolic processes in the body may negatively affect the results of drug tests. As a result, we may have to recall our products from the market. Positive tests for THC may adversely affect our reputation and our ability to obtain or retain customers. A claim or regulatory action against us based on such positive test results could have a material adverse effect on our business, financial condition, operating results, liquidity, cash flow and operational performance.

There is continuing uncertainty regarding the FDA’s potential position on cannabigerol and other cannabinoids.

Cannabigerol is a cannabinoid which can be lawfully derived from U.S. hemp. The Company has begun and plans to continue developing products with cannabigerol and other rare cannabinoids (i.e., cannabinoids other than THC and CBD). The 2018 Farm Bill preserved the FDA’s authority over U.S. hemp-derived consumer products and to date, the FDA has provided no guidance as to how cannabinoids other than CBD will be regulated under the Federal Food, Drug, and Cosmetic Act (“FFDCA”). Future regulatory changes or enforcement actions by the FDA, with respect to cannabigerol or other U.S. hemp-derived cannabinoids, could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We are subject to risks and uncertainty regarding future product development.

We expect to derive a portion of our future revenues from the sale of new products, including Cannabis 2.0 products, some of which are still being actively developed and put into production. If we fail to adequately meet market demand for such products in a timely fashion, it may adversely affect our profitability.

We may not be successful in maintaining the consumer brand recognition and loyalty of our products.

We compete in a market that relies on innovation and the ability to react to evolving consumer preferences. Consumers in the cannabis market have demonstrated a degree of brand loyalty, but suppliers must continue to adapt their products in order to maintain their status among customers as the market evolves. Our continued success depends in part on our ability and our suppliers’ ability to continue to differentiate the brand names we represent, own or license and maintain similarly high levels of recognition with target consumers. Trends within the cannabis industry change often and our failure to anticipate, identify or react to changes in these trends could, among other things, lead to reduced demand for our products.

Regulations have recently been and are likely to continue to be enacted in the future that would make it more difficult to appeal to consumers or to leverage the brands that we distribute, own or license. For example, the Canadian federal regulatory regime requires plain packaging on cannabis products in order to prohibit testimonials, lifestyle branding and packaging that is appealing to youth. The restriction on the use of logos and brand names on cannabis products could have a material adverse effect on our business, financial condition, results of operations and growth prospects, as it may be difficult to establish brand loyalty.

Furthermore, even if we are able to continue to distinguish our products, there can be no assurance that the sales, marketing and distribution efforts of our competitors will not be successful in persuading consumers of our products to switch to their products. Some of our competitors have greater access to resources than we do, which better positions them to conduct market research in relation to branding strategies or costly marketing campaigns. Any loss of consumer brand loyalty to our products or in our ability to effectively brand our products in a recognizable way could have a material adverse effect on our ability to continue to sell our products and maintain our market share, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

While we have not experienced any recalls since 2019, if any of our products are recalled in the future for any reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. All customers who are potentially impacted would be notified, corrective actions would be put in place, and existing product and procedures would be re-tested and examined. We may also lose a significant amount of sales and may not be able to replace those sales at an acceptable margin, or at all. In addition, product recalls have in the past and may in the future require significant management attention. Although we have detailed procedures in place for testing finished products, there can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits. Additionally, if one or more of our products were subject to recall, our reputation and the reputation of that product could be harmed. A recall of one of our products could lead to decreased demand for that product or our other products and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Additionally, product recalls may lead to increased scrutiny of our operations by Health Canada, the FDA, the DEA or other regulatory agencies, requiring further management attention and potential legal fees and other expenses. Furthermore, any product recall affecting the cannabis or U.S. hemp industries more broadly could lead consumers to lose confidence in the safety and security of the products sold by participants in these industries generally, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Risks Relating to Regulation and Compliance

Cannabis is a controlled substance in the United States and therefore subject to the Controlled Substances Act.

We are indirectly involved in ancillary activities related to the cannabis industry in jurisdictions in the United States where local state law permits such activities and, by virtue of, among other transactions, the Acreage Arrangement, the Wana Options, the Jetty Options, the right to acquire 19.99% of the membership interests of Cultiv8 Interests, LLC (the “Cultiv8 Option”), the warrant to acquire 15% of the common units of Strix II, LLC (the “Strix Warrant”) and our holding of securities in the capital of TerrAscend, we may be indirectly associated with the cultivation, processing or distribution of cannabis in the United States. In the United States, cannabis is regulated at both the federal and state levels. To our knowledge, there are to date a total of 38 states, and the District of Columbia, that have now legalized cannabis in some form, including California, Nevada, New York, New Jersey, Washington and Florida. Although several states allow the sale of cannabis at the state level, cannabis continues to be categorized as a controlled substance under the CSA and, as such, cultivation, distribution, sale and possession of cannabis violates federal law in the United States. The inconsistency between federal and state laws and regulations may result in a loss of the value of our investments and alliances in these businesses.

While state regulation in certain U.S. states may take a permissive approach to medical and/or adult-use of cannabis, the CSA may still be enforced by U.S. federal law enforcement officials against individuals and companies operating in those states for activity that is legal under state law. If the U.S. Department of Justice opted to pursue a policy of aggressively enforcing U.S. federal law against financiers or equity owners of cannabis-related businesses, then Acreage, TerrAscend, Wana and Jetty, for instance, could face (i) seizure of their cash and other assets used to support or derived from their business activities; and/or (ii) the arrest of its employees, directors, officers, managers and/or investors, who could face charges of ancillary criminal violations of the CSA for aiding and abetting and conspiring to violate the CSA by virtue of providing financial support to state-licensed or permitted cultivators, processors, distributors, and/or retailers of cannabis.

Based on the advice of our legal advisors with respect to the formation of Canopy USA, the transaction structure was intended to (i) permit us to remain able to represent that we comply with U.S. federal criminal law, particularly direct or indirect violations of the CSA (collectively, “Applicable Federal Law”); and (ii) ensure that (a) we do not, directly or indirectly, violate Applicable Federal Law; (b) we will not directly violate U.S. federal law as we do not cultivate, distribute, sell, or possess cannabis in the United States; (c) we do not violate indirect federal law (such as aiding and abetting, conspiracy, or Racketeer Influenced and Corrupt Organizations

(RICO) Act) because we do not control or profit from companies that cultivate, distribute, sell, or possess cannabis in the United States; and (d) we do not violate anti-money laundering laws because no funds will flow from entities that cultivate, distribute, sell, or possess cannabis in the United States to us. In particular, based on the advice of our legal advisors, this will not be impacted in the event that Canopy USA acquires Acreage, Wana or Jetty, exercises the Cultiv8 Option or converts the TerrAscend Exchangeable Shares into common shares of TerrAscend. While we believe, based on the advice of our legal advisors, that we currently comply, and will continue to comply (in the event that Canopy USA acquires Acreage, Wana or Jetty, exercises the Cultiv8 Option or converts the TerrAscend Exchangeable Shares into common shares of TerrAscend), with all applicable laws and regulations, there is a risk that our interpretation of laws, regulations, and guidelines, may differ from those of others, including those of shareholders, government authorities, securities regulators, and stock exchanges. In the event of an aggressive enforcement policy, the U.S. Department of Justice could allege that we and the Board, and potentially our shareholders, “aided and abetted” violations of U.S. federal law as a result of the Acreage Arrangement, the Wana Options, the Jetty Options, the Cultiv8 Option, the Strix Warrant or other transactions involving us. In these circumstances, we may lose our entire investment and directors, officers and/or our shareholders may be required to defend any criminal charges against them at their own expense and, if convicted, be sent to federal prison. Conversely, in the event Canopy USA acquires Acreage, Wana or Jetty, exercises the Cultiv8 Option or converts the TerrAscend Exchangeable Shares into common shares of TerrAscend prior to federal permissibility of cannabis in the U.S., Canopy USA will not be in compliance with Applicable Federal Laws; however, based on the advice of our legal advisors, we do not believe this will have a material adverse effect on us if we continue to hold the Non-Voting Shares.

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

Our business and activities are heavily regulated in all jurisdictions where we carry on business. Our operations are subject to various laws, regulations and guidelines by governmental authorities (including, in Canada, Health Canada and other federal, provincial and local regulatory agencies and, in the U.S., the FDA, the USDA, DEA, USPTO and FTC and other federal and state agencies) relating to, among other things, the cultivation, manufacture, processing, marketing, labeling, packaging, management, transportation, distribution, import, export, storage, sale, pricing and disposal of cannabis, U.S. hemp and cannabis-based products, and also including laws, regulations and guidelines relating to health and safety, insurance coverage, the conduct of operations and the protection of the environment (including relating to emissions and discharges to water, air and land, and the handling and disposal of hazardous and non-hazardous materials and wastes). Our operations may also be affected in varying degrees by government regulations with respect to, among other things, price controls, import or export controls, controls on currency remittance, increased income taxes, restrictions on foreign investment and government policies rewarding contracts to local competitors or requiring domestic producers or vendors to purchase supplies from a particular jurisdiction. Laws, regulations and guidelines, applied generally, grant government agencies and self-regulatory bodies broad administrative discretion over our activities, including the power to limit or restrict business activities as well as impose additional disclosure requirements on our products and services, as well as on our personnel (including management and the Board).

Achievement of our business objectives is contingent, in part, upon compliance with regulatory requirements enacted by these governmental authorities and obtaining all necessary regulatory approvals for the cultivation, production, processing, storage, transportation, distribution, sale, import and export, as applicable, of our products. The cannabis and U.S. hemp industries are still new, and in Canada, in particular, the Cannabis Act is a new regime that has no close precedent in Canadian law. Similarly, the regulatory regimes in the jurisdictions in which we and our strategic investments operate outside of the United States and Canada are new and are still being developed without close precedent in such jurisdictions. The effect of relevant governmental authorities’ administration, application and enforcement of their respective regulatory regimes and delays in obtaining, or failure to obtain, necessary regulatory approvals may significantly delay or impact the development of markets, products and sales initiatives and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. For example, in the U.S., registered federal trademark protection is only available for goods and services that can be lawfully used in interstate commerce; the USPTO is not currently approving any trademark applications for cannabis, or certain goods containing U.S. hemp-derived CBD (such as dietary supplements and food) until the FDA and the USDA provides clearer guidance on the regulation of such products.

The regulatory environment for our products is rapidly developing, and the need to build and maintain robust systems to comply with different and changing regulations in multiple jurisdictions increases the possibility that we may violate one or more applicable requirements. While we endeavor to comply with all relevant laws, regulations and guidelines, any failure to comply with the regulatory requirements applicable to our operations could subject us to negative consequences, including, but not limited to, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, asset seizures, revocation or imposition of additional conditions on licenses to operate our business, the denial of regulatory applications (including, in the U.S., by other regulatory regimes that rely on the positions of the DEA, FDA and USDA in the application of their respective regimes), the suspension or expulsion from a particular market or jurisdiction or of our key personnel, or the imposition of additional or more stringent inspection, testing and reporting requirements, any of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Additionally, scheduled or unscheduled inspections of our facilities or facilities of our strategic investments or third party suppliers by applicable regulatory agencies could result in adverse findings that could require significant remediation efforts and/or temporary or permanent shutdown of our facilities or those of our strategic investments or third party suppliers. In the United States, failure to comply with FDA and USDA requirements (and analogous state agencies) may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. The outcome of any regulatory or agency proceedings, investigations, inspections, audits, and other contingencies could harm our reputation, require us to take, or refrain from taking, actions that could harm our operations or require us to pay substantial amounts of money, harming our results of operations, financial condition and cash flows. Increasingly, communication and coordination among regulators has led in other industries to coordinated responses to regulatory and licensure applications. To the extent that regulators coordinate responses to license applications and regulatory conditions, limitations or denials of licenses in one jurisdiction may lead to denials in other jurisdictions. There can be no assurance that any pending or future regulatory or agency proceedings, investigations, inspections and audits will not result in substantial costs or a diversion of management’s attention and resources, adversely impact our future growth plans and opportunities or have a material adverse effect on our business, financial condition and results of operations.

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

We and our strategic investments are reliant on required licenses, authorizations, approvals and permits for our ability to grow, process, store and sell cannabis, U.S. hemp and cannabinoids which are subject to ongoing compliance, reporting and renewal requirements.

We are dependent on our existing licenses from Health Canada in order to grow, store, process and sell cannabis. These licenses are subject to ongoing compliance and reporting requirements. Failure to comply with the requirements of these licenses or failure to maintain these licenses could have a material adverse effect on our business, financial condition, results of operations and growth prospects. There can be no guarantee that a license will be extended or renewed or, if extended or renewed, that it will be extended or renewed on terms that are favorable to us or that Health Canada will not revoke the licenses. Should we fail to comply with requirements of the licenses, should Health Canada not extend or renew the licenses, should they be renewed on different terms (including not allowing for anticipated capacity increases) or should the licenses be revoked or suspended, our business, financial condition, results of operations and growth prospects will be materially adversely affected.

In addition, our ability to grow our business may be dependent on securing and maintaining certain new licenses. Failure to comply with the requirements of any license application or failure to obtain and maintain the appropriate licenses with the relevant authorities would have a material adverse effect on our business, financial condition, results of operations and growth prospects. There can also be no guarantees that regulatory authorities will issue the required licenses to us.

Changes in the laws, regulations and guidelines governing cannabis and U.S. hemp may adversely affect our business.

Our current operations are subject to various laws, regulations and guidelines promulgated by governmental authorities (including, in Canada, Health Canada and, in the U.S., the FDA, the USDA, DEA, FTC and USPTO, and analogous state agencies) relating to the marketing, acquisition, manufacture, packaging/labeling, management, transportation, storage, sale and disposal of cannabis or U.S. hemp. We are also subject to laws and regulations relating to health and safety, insurance coverage, the conduct of operations and the protection of the environment (including relating to emissions and discharges to water, air and land, the handling and disposal of hazardous and non-hazardous materials and wastes). Additionally, our growth strategy continues to evolve as regulations governing the cannabis industry in the jurisdictions in which we operate become more fully developed. Interpretation of these laws, rules and regulations and their application to our operations is ongoing. No assurance can be given that new laws, regulations and guidelines will not be enacted or that existing laws, regulations and guidelines will not be amended, repealed or interpreted or applied in a manner which could require extensive changes to our operations, increase compliance costs, give rise to material liabilities or a revocation of our licenses and other permits, restrict the growth opportunities that we currently anticipate or otherwise limit or curtail our operations. For example, the Cannabis Act requires the federal government to conduct a review of the Cannabis Act after three years, which was anticipated to commence in October 2021 but only recently on November 24, 2022, did the Canadian federal government announce the independent expert panel that will review the Cannabis Act. This statutory review may lead to the amendment, removal or addition of provisions in or to the Cannabis Act, which could adversely affect our business. Amendments to current laws, regulations and guidelines governing the production, sale and use of cannabis and cannabis-based products, more stringent implementation or enforcement thereof or other unanticipated events, including changes in political conditions and/or regimes or political instability, currency controls, fluctuations in currency exchange rates and rates of inflation, labor unrest, changes in taxation laws, regulations and policies, restrictions on foreign exchange and repatriation, governmental regulations relating to foreign investment and the cannabis business more generally, and changes in attitudes toward cannabis, are beyond our control and could require extensive changes to our operations, which in turn may result in a material adverse effect on our business, financial condition, results of operations and growth prospects.

While the production of cannabis in Canada is under the regulatory oversight of the Canadian federal government, the distribution and retail sale of adult-use cannabis in Canada falls within the jurisdiction of the provincial and territorial governments. The impact of the legislation regulating adult-use cannabis passed in such provinces and territories on the cannabis industry and on our business plans and operations is uncertain. Certain Canadian provinces and territories have announced certain restrictions that are more stringent than the federal rules or regulations such as retail sale and marketing restrictions, bans on certain types of cannabis products, raising minimum age of purchase and flavor restrictions. For example, Quebec does not currently permit sales of cannabis vaporizers and limits the sale of other high THC non-edible cannabis products. In addition, the distribution and retail channels and applicable rules and regulations in the provinces continue to evolve and our ability to distribute and sell cannabis and cannabis products in Canada is dependent on the ability of the provinces and territories of Canada to establish licensed retail networks and outlets. In response to the COVID-19 pandemic, various provinces and territories introduced a variety of response measures that impacted their respective cannabis regimes, which include certain jurisdictions: forced store closures, restrictions or bans on in-store shopping experiences, and the authorization of private delivery services. There is no guarantee that the applicable legislation regulating the distribution and sale of cannabis for adult-use purposes, including as amended to respond to the COVID-19 pandemic, will allow for the growth opportunities we currently anticipate.

Furthermore, additional countries continue to pass laws that allow for the production and distribution of cannabis in some form or another. We have some subsidiaries, investments and strategic alliances in place outside of Canada and the United States, which may be affected if more countries legalize cannabis. Increased international competition and limitations placed on us by Canadian regulations might lower the demand for our products on a global scale. We also face competition in each jurisdiction outside of Canada and the United States where we have subsidiaries, investments and strategic alliances with local companies that have more experience, more in-depth knowledge of local markets or applicable laws, regulations and guidelines or longer operating histories in such jurisdictions.

We are subject to certain restrictions of the TSX and Nasdaq, which may constrain our ability to expand our business in the United States.

The Canopy Shares are currently listed on the TSX and Nasdaq, and accordingly, so long as we choose to continue to be listed on these exchanges, we must comply with the TSX and Nasdaq requirements or guidelines when conducting business, especially when pursuing opportunities in the United States.

On October 16, 2017, the TSX provided clarity regarding the application of Sections 306 (Minimum Listing Requirements) and 325 (Management) and Part VII (Halting of Trading, Suspension and Delisting of Securities) of the TSX Company Manual (collectively, the “TSX Requirements”) to TSX-listed issuers with business activities in the cannabis sector. In TSX Staff Notice 2017-0009, the TSX notes that issuers with ongoing business activities that violate U.S. federal law regarding cannabis are not in compliance with the TSX Requirements. The TSX reminded issuers that, among other things, should the TSX find that a listed issuer is engaging in activities contrary to the TSX Requirements, the TSX has the discretion to initiate a delisting review. Although we believe that we currently comply with all applicable laws and regulations, including the TSX Requirements, there is a risk that our interpretation may differ from the TSX and failure to comply with the TSX Requirements could result in a delisting of the Canopy Shares from the TSX or the denial of an application for certain approvals, such as to have additional securities listed on the TSX, which could have a material adverse effect on the trading price of the Canopy Shares and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

While Nasdaq has not issued official rules specific to the cannabis or hemp industry, stock exchanges in the United States, including Nasdaq, have historically refused to list certain cannabis-related businesses, including cannabis retailers, that operate primarily in the United States. Failure to comply with any requirements imposed by Nasdaq could result in the delisting of the Canopy Shares from Nasdaq or denial of any application to have additional securities listed on Nasdaq, which could have a material adverse effect on the trading price of the Canopy Shares.

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

Any future investments, joint ventures or operations in the United States, may become the subject of heightened scrutiny by regulators, stock exchanges and other authorities in Canada and/or the United States. As a result, we may be subject to significant direct and indirect interaction with public officials. There can be no assurance that this heightened scrutiny will not in turn lead to the imposition of certain restrictions on our ability to invest in the United States or any other jurisdiction, in addition to those described herein.

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

On April 13, 2023, the FTC also announced an initiative to impose greater scrutiny of the substantiation of claims made in advertising, specifically with regard to claims of health or nutritional benefits from supplements and other over the counter products. The initiative involved sending notices to approximately 670 companies involved in the marketing of OTC drugs, homeopathic products, dietary supplements, or functional foods, that the companies could incur significant civil penalties if they fail to adequately substantiate their product claims in ways that run counter to the litigated decisions of prior FTC administrative cases.

In guidance issued on December 20, 2022, the FTC issued updated guidance on Health Products compliance, restating its general policy of requiring that if a company makes a claim about the health or safety benefits of a product, that claim must be based on scientific evidence. If a company claims that its product can cure, mitigate, or treat a serious disease such as cancer or heart disease, it must back up that claim through the accepted standards of scientific testing, a more stringent standard than the FDA has generally applied under the Dietary Supplement Health & Education Act of 1994. Under that Act, the FDA has generally required only that the advertising and labeling be truthful and not misleading, and does not require that supplements be regulated to the same level of scientific evidence as required for drugs.

Canopy Growth believes that the labeling and advertising of its products are truthful, not misleading, and are supported by reasonable evidence. However, we cannot give any assurances of the FTC’s views of what degree of scientific or other evidence may be required in its view to substantiate implied and express claims. If the FTC were to bring administrative proceedings, the Company would be required to incur expenses to defend its labeling and could be required to develop additional supporting evidence or to change its advertising and labeling. To date the Company has not received any FTC requests.

We are subject to a number of federal, state, and foreign environmental and safety laws and regulations that may expose us to significant costs and liabilities.

Our operations are subject to environmental and safety laws and regulations concerning, among other things, emissions and discharges to water, air and land, the handling and disposal of hazardous and non-hazardous materials and wastes, and employee health and safety. Accordingly, we will incur ongoing costs and obligations related to compliance with environmental and employee health and safety matters. In addition, changes in environmental, employee health and safety or other laws, more vigorous enforcement thereof or other unanticipated events could require extensive changes to our operations or give rise to material liabilities, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Further, compliance with GMP requires satisfying additional standards for the conduct of our operations and subjects us to ongoing compliance inspections in respect of these standards in connection with our GMP certified facilities. Compliance with safety, health and environmental laws and regulations can require significant expenditures, and failure to comply with such safety, health and environmental laws and regulations may result in the imposition of fines and penalties, the temporary or permanent suspension of operations, the imposition of clean-up costs resulting from contaminated properties, the imposition of damages and the loss of or refusal of governmental authorities to issue permits or licenses to us or to certify our compliance with GMP standards. Exposure to these liabilities may arise in connection with our existing operations, our historical operations and operations that we may undertake in the future. We could also be held liable for worker exposure to hazardous substances and for accidents causing injury or death. There can be no assurance that we will at all times be in compliance with all safety, health and environmental laws and regulations notwithstanding our attempts to comply with such laws and regulations.

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

In February 2014, FinCEN of the U.S. Department of the Treasury issued the FinCEN Marijuana-Related Guidance. The FINCEN Marijuana-Related Guidance states that in some circumstances, it may not be appropriate to prosecute banks that provide services to marijuana-related businesses for violations of federal money laundering laws. It refers to supplementary guidance that then Deputy Attorney General Cole issued to federal prosecutors relating to the prosecution of money laundering offenses predicated on

Cannabis-related violations of the CSA. It is unclear at this time whether the current or future administrations will follow the guidelines of the FINCEN Marijuana-Related Guidance.

Following the passage of the 2018 Farm Bill, FinCEN, along with other federal banking regulators, released the FinCEN Hemp Statement. In June 2020, FinCEN issued the FinCEN Hemp Guidance. The FinCEN Hemp Statement and FinCEN Hemp Guidance provided financial institutions with anti-money laundering risk considerations for hemp-related businesses to ultimately enhance the availability of financial services for, and the financial transparency of, hemp-related businesses in compliance with federal law. The FinCEN Hemp Statement and FinCEN Hemp Guidance do not replace or supersede the FinCEN Marijuana-Related Guidance.

Under U.S. federal law, banks or other financial institutions that provide a Cannabis-related business with a checking account, debit or credit card, small business loan, or any other service could be found guilty of money laundering, aiding and abetting, or conspiracy. As a result, we may have limited or no access to banking or other financial services in the United States and we may be unable to deposit funds in federally insured and licensed banking institutions. Banking restrictions could be imposed due to institutions not accepting payments and deposits. We are at risk that any of our bank accounts could be closed at any time. The inability or limitation on our ability to open or maintain bank accounts in the United States, to obtain other banking services and/or accept credit card and debit card payments may make it difficult to operate and conduct our business as planned in the United States. Such risks increase our costs and our ability to handle any revenue received. Although multiple legislative reforms related to cannabis and cannabis-related banking are currently being considered by the federal government in the United States, such as the Secure and Fair Enforcement Banking Act, there can be no assurance that this or any similar legislation will become law in the United States.

We could be adversely affected by violations of the Corruption of Foreign Public Officials Act (Canada), the U.S. Foreign Corrupt Practices Act and other similar anti-bribery laws.

Our business is subject to the Corruption of Foreign Public Officials Act (Canada), the FCPA and other similar laws which generally prohibit companies and employees from engaging in bribery or other prohibited payments to government officials for the purpose of obtaining or retaining business. In addition, we are or will be subject to the anti-bribery laws of any other countries in which we conduct business now or in the future. Our policies mandate compliance with these anti-corruption and anti-bribery laws. Our employees or other agents may, without our knowledge and despite our efforts, engage in conduct prohibited under our policies and procedures and under anti-bribery laws, for which we may be held responsible. There can be no assurance that our internal control policies and procedures will always protect us from recklessness, fraudulent behavior, dishonesty or other inappropriate acts committed by our affiliates, employees, contractors or agents. If our employees or other agents are found to have engaged in such practices, we could suffer severe criminal and/or civil penalties and other consequences that may have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We must rely on local counsel and consultants with respect to laws and regulations in countries outside of Canada.

The legal and regulatory requirements in the foreign countries in which we operate with respect to the cultivation and sale of cannabis, banking systems and controls, as well as local business culture and practices are different from those in Canada. Our officers and directors must rely, to a great extent, on local legal counsel and consultants in order to keep abreast of material legal, regulatory and governmental developments as they pertain to and affect our business, financial condition, results of operations and growth prospects, and to assist with governmental relations. We must rely, to some extent, on those members of management and our board of directors who have previous experience working and conducting business in these countries, if any, in order to enhance its understanding of and appreciation for the local business culture and practices. We also rely on the advice of local experts and professionals in connection with current and new regulations that develop in respect of the cultivation and sale of cannabis as well as in respect of banking, financing, labor, litigation and tax matters in these jurisdictions. Any developments or changes in such legal, regulatory or governmental requirements or in local business practices are beyond our control. The impact of any such changes may adversely affect our business, financial condition, results of operations and growth prospects.

Risks Relating to Competition, Performance and Operations

We may not successfully execute our business strategy.

We may be unable to pursue our business strategy in the future at the desired pace or at all. We may be unable to, among other things, identify suitable companies to acquire or invest in; complete acquisitions on satisfactory terms; successfully expand our infrastructure and sales force to support growth; achieve satisfactory returns on acquired companies, particularly in countries where we do not currently operate; or enter into successful business arrangements for technical assistance or management expertise outside of North America.

In addition, the process of integrating acquired businesses, particularly in new markets, may involve unforeseen difficulties, such as loss of key employees, and may require a disproportionate amount of management’s attention and financial and other resources. We can give no assurance that we will ultimately be able to effectively integrate and manage the operations of any acquired business or realize anticipated synergies. The failure to successfully integrate the cultures, operating systems, procedures and information technologies of an acquired business could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

If we succeed in expanding our existing businesses, such expansion may place increased demands on management, operating systems, internal controls and financial and physical resources. If not managed effectively, these increased demands may adversely affect the services provided to customers. In addition, our personnel, systems, procedures and controls may be inadequate to support future operations, particularly with respect to operations in countries outside of North America. Consequently, in order to manage growth effectively, we may be required to increase expenditures to increase our physical resources, expand, train and manage our employee base, improve management, financial and information systems and controls, or make other capital expenditures. Our business, financial condition, results of operations and growth prospects could be adversely affected if we encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by future growth.

Further, as we rely more heavily on third-party manufacturing, our success may be contingent on procuring favorable terms under manufacturing arrangements with license holders.

We have been and may in the future be required to write down inventory due to downward pressure on market prices, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

At the end of each reporting period, management performs an assessment of inventory obsolescence, prices and demand to measure inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We also consider factors such as slow-moving or non-marketable products in our determination of obsolescence. As a result of this assessment, inventory write-downs may occur from period to period. We have had a series of inventory write-downs due to price compression in the cannabis market. We expect these write-downs to continue as pricing pressures remain elevated. These inventory write-downs have in the past and may in the future have a material adverse effect on our results of operations and financial position.

We may not be able to supply the provincial purchasers in various provinces and territories of Canada with our products in the quantities or prices anticipated, or at all.

A significant component of our current revenues are dependent upon our supply contracts with the various Canadian provinces and territories. There are many factors which could impact our contractual agreements with the provinces and territories, including but not limited to availability of supply, product selection and the popularity of our products with retail customers. If our supply agreements with certain Canadian provinces are amended, terminated or otherwise altered, our sales and operating results could be adversely affected, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

The adult-use cannabis market in Canada has in the past been and may in the future become oversupplied following the implementation of the Cannabis Act and the related legalization of cannabis for adult-use use.

As a result of the implementation of the Cannabis Act and the legalization of adult cannabis use, numerous additional cannabis producers have and may continue to enter the Canadian market. We and such other cannabis producers have in the past produced and may in the future produce more cannabis than is needed to satisfy the collective demand of the Canadian medical and adult-use markets, and we may be unable to export that over-supply into other markets. As a result, the available supply of cannabis could exceed demand, which has in the past, and may in the future, result in significant inventory write downs.

We must rely largely on our own market research and internal data to forecast sales and market demand and market prices which may differ from our forecasts.

Given the early stage of the cannabis and U.S. hemp industries, we rely largely on our own market research and internal data to forecast industry trends and statistics as detailed forecasts are, with certain exceptions, not generally available from other sources. A failure in the demand for our products to materialize as a result of competition, technological change, change in the regulatory or legal landscape or other factors could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We may be unsuccessful in competing in the legal adult-use cannabis market in Canada.

We face competition from a large number of existing license holders licensed under the Cannabis Act. Certain of these competitors may have significantly greater financial, production, marketing, research and development and technical and human resources than we do. As a result, our competitors may be more successful than us in gaining market penetration and market share in the adult-use cannabis industry in Canada. Our commercial opportunity in the adult-use market could be reduced or eliminated if our competitors produce and commercialize products for the adult-use market that, among other things, are safer, more effective, more convenient or less expensive than the products that we produce, have greater sales, marketing and distribution support than our products, enjoy enhanced timing of market introduction and perceived effectiveness advantages over our products or receive more favorable publicity than our products. If our adult-use products do not achieve an adequate level of acceptance by the adult-use market, we may not generate sufficient revenue from these products, and our adult-use business may not become profitable.

The Cannabis Act allows individuals over the age of 18 to legally cultivate up to four cannabis plants per household provided that each plant meets certain requirements, subject to any restrictions on these activities imposed in certain provinces and territories. If we are unable to effectively compete with other suppliers to the adult-use cannabis market, or a significant number of individuals take advantage of the ability to cultivate and use their own cannabis, our adult-use business may be adversely affected.

In addition, the Cannabis Act allows for licenses to be granted for outdoor cultivation, which may reduce start-up capital required for new entrants in the cannabis industry. It may also ultimately lower prices, as capital expenditure requirements related to outdoor growing are typically much lower than those associated with indoor growing. Such results may also have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We face competition from the illegal cannabis market.

We face competition from illegal market operators that are unlicensed and unregulated, and that are selling cannabis and cannabis products, including products with higher concentrations of active ingredients, using flavors or other additives or engaging in advertising and promotion activities that we are not permitted to. As these illegal market participants do not comply with the regulations governing the cannabis industry, their operations may also have significantly lower costs and they may be able to sell products with significantly higher cannabinoid potencies or which include ingredients that are prohibited by law. The perpetuation of the illegal market for cannabis may have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The Canadian excise duty framework may affect our profitability.

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

We rely on third-party manufacturers and distributors to manufacture and distribute our products, and those third parties may not perform their obligations.

We rely on third-party manufacturers, distributors and other courier services, and may in the future rely on other third parties, to manufacture and distribute our products. If these third-parties do not successfully carry out their contractual obligations or terminate or suspend their contractual arrangements with us, if there is a delay or interruption in the manufacture distribution of our products or if these third parties damage our products, it could adversely affect our revenue and may require significant management attention. In addition, any damage to our products due to acts or omissions of our third-party distributors, such as product spoilage or improper storage or handling, could expose us to potential product liability, damage our reputation and the reputation of our products or brands or otherwise harm our business.

We are vulnerable to third-party transportation risks.

We depend on fast and efficient courier services to distribute our products to our customers. Any prolonged disruption of this courier service could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Rising costs associated with the courier services that we use to ship our products may also adversely affect our business and our ability to operate profitably.

Due to the nature of our products, security of the product during transportation to and from facilities is of the utmost concern. A breach of security during transport or delivery could have a material and adverse effect on our business, financial condition, results of operations and growth prospects. Any breach of the security measures during transport or delivery, including any failure to comply with applicable recommendations or requirements, could also have an impact on our ability to continue operating under our current licenses or impact the prospects of renewing our licenses.

The inability of our customers or suppliers to meet their financial or contractual obligations to us may result in disruption to our supply chain and operations and could result in financial losses.

We have exposure to several customers who are license holders and, at least some of these customers are experiencing financial difficulties. In addition, we also face exposure to our third-party U.S. hemp, cannabis products and non-cannabis product suppliers who may face financial difficulties, which would impact our supply of U.S. hemp, cannabis products and non-cannabis products. For example, supply chains throughout the world were adversely impacted by COVID-19 and this has increased the costs of products and shipping. We have in the past, and may in the future, have disruptions in our supply chain and need to take allowances against and need to write off receivables due to the creditworthiness of these customers.

Further, the inability of these customers to purchase our products could have a material adverse effect on our results of operations.

Our business may be impacted as a result of increased rates of inflation.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including changes in inflation, interest rates and overall economic conditions and uncertainties. We have experienced significant inflationary pressures, including, in particular, on wages, and pricing with third-party suppliers and manufacturers. Increased inflation could reduce our purchasing power and result in negative impacts on the ability to obtain goods and services required for the operation of our business or to pass on rising costs to our customers. To the extent that we are unable to offset such cost inflation through higher prices of our offerings or other cost savings, there could be a negative impact on our business, sales and margin performance, net income, cash flows and the trading price of the Canopy Shares.

Our cannabis cultivation operations are vulnerable to rising energy costs and dependent upon key inputs.

Our cannabis cultivation operations consume considerable energy, making us vulnerable to rising energy costs. Rising or volatile energy costs may have a material adverse effect on our business, financial condition, results of operations and growth prospects.

In addition, our business is dependent on a number of key inputs and their related costs, including raw materials and supplies related to our growing operations, as well as electricity, water and other utilities. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

The increased usage of social media and other web-based tools used to generate, publish and discuss user-generated content and to connect with other users has made it increasingly easier for individuals and groups to communicate and share opinions and views on our operations and activities and the cannabis and U.S. hemp industries in general, whether true or not. Social media permits user-generated content to be distributed to a broad audience which can respond or react, in near real time, with comments that are often not filtered or checked for accuracy. In most cases, we do not have the ability to filter such comments or verify their accuracy. Accordingly, the speed with which negative publicity (whether true or not) can be disseminated has increased dramatically with the expansion of social media. The dissemination of negative or inaccurate posts, comments or other user-generated content about us on social media (including those published by third-parties) could damage our brand, image and reputation or how the cannabis or U.S. hemp industries are perceived generally, which could have a material adverse effect on the market for our products and thus on our business, financial condition and results of operations.

In addition, certain businesses may have strong economic opposition to the cannabis or U.S. hemp industries. Lobbying by such groups, and any resulting inroads they might make in halting or rolling back the cannabis and U.S. hemp movements, could affect how the cannabis or U.S. hemp industries are perceived by others and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Moreover, the parties with which we do business may perceive that they are exposed to reputational risk as a result of our cannabis or U.S. hemp related business activities. Failure to establish or maintain business relationships could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Although we take care in protecting our image and reputation, we do not ultimately have control over how we or the cannabis or U.S. hemp industries are perceived by others. Reputation loss may result in decreased investor confidence, increased challenges in developing and maintaining community relations and an impediment to our overall ability to advance our business strategy and realize on our growth prospects, thereby having a material adverse effect on our business, financial condition, results of operations and growth prospects.

The markets that we operate in are increasingly competitive, and we may compete for market share with other companies, both domestically and internationally, that may have longer operating histories and more financial resources, manufacturing and marketing experience than us.

The markets for cannabis and U.S. hemp are competitive and evolving and we face intense competition from both existing and emerging companies that offer similar products. Some of our current and potential competitors may have longer operating histories, greater financial, marketing and other resources and larger customer bases than we have. In addition, there is potential that the cannabis and U.S. hemp industries will undergo consolidation, creating larger companies with financial resources, manufacturing and marketing capabilities and product offerings that are greater than ours. As a result of this competition, we may be unable to maintain our operations or develop them as currently proposed on terms we consider acceptable, or at all. Increased competition by larger, better-financed competitors with geographic advantages could adversely affect our business, financial condition, results of operations and growth prospects. For example, we may not be able to enter into supply agreements or negotiate favorable prices. In addition, competitive factors may result in us being unable to enter into desirable arrangements with new partners, to recruit or retain qualified employees or to acquire the capital necessary to fund our capital investments.

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

In Canada, the number of licenses granted, and the number of license holders ultimately authorized by Health Canada, could also have an impact on our business, financial condition, results of operations and growth prospects. We expect to face additional competition from new market entrants that are granted licenses under the Cannabis Act or existing license holders which are not yet active in the industry. If a significant number of new licenses are granted by Health Canada in the near term, we may experience increased competition for market share and may experience downward price pressure on our products as new entrants increase production. We may also face competition from illegal cannabis dispensaries that are selling cannabis to individuals despite not having a valid license. Despite raids of dispensaries, many illegal dispensaries are still in operation, providing additional competition.

If the number of users of medical and/or adult-use cannabis increases, the demand for products will increase and we expect that competition will become more intense, as current and future competitors begin to offer an increasing number of diversified products. To remain competitive, we will require a continued high level of investment in research and development, sales and customer support. We may not have sufficient resources to maintain research and development, sales and customer support efforts on a competitive basis, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Furthermore, the Canadian federal authorization of home cultivation, outdoor grow, and the easing of other barriers to entry into a Canadian adult-use cannabis market, could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Additionally, the legal landscape for medical and adult-use cannabis is changing internationally. More countries have passed laws that allow for the production and distribution of medical cannabis in some form or another, and some of these countries may pass laws allowing for the production and distribution of adult-use cannabis as well. Increased international competition could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We are subject to liability arising from any fraudulent or illegal activity by our employees, contractors and consultants.

We are exposed to the risk that our employees, independent contractors and consultants may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or unauthorized activity that violates: (i) applicable laws and regulations; (ii) manufacturing standards; (iii) federal and provincial healthcare fraud and abuse of federal, state and provincial laws and regulations; or (iv) laws and regulations that require the true, complete and accurate reporting of financial information or data. It is not always possible for us to identify and deter misconduct by our employees and other third parties, and the precautions taken by us to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. If any such actions are brought against us, and we are not successful in defending us or asserting our rights, those actions could have a material adverse effect on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment of our operations, any of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our production facilities are integral to our operations and any adverse changes or developments affecting our facilities may affect our business, financial condition, results of operations and growth prospects.

Our activities and resources are focused on various production and manufacturing facilities. The licenses held by us are specific to individual facilities. Adverse changes or developments affecting any facility, including but not limited to a breach of security, an inability to successfully grow cannabis plants or produce finished goods, unanticipated cost overruns in growing or producing products, an outbreak of a communicable illness (such as COVID-19) or a force majeure event, could have a material and adverse effect on our business, financial condition, results of operations and growth prospects. Any breach of the security measures and other facility requirements, including any failure to comply with recommendations or requirements arising from inspections by regulatory agencies, could also have an impact on our ability to continue operating under our licenses or the prospect of renewing our licenses or could result in a revocation of our licenses.

All facilities continue to operate with routine maintenance. We bear many, if not all, of the costs of maintenance and upkeep at our facilities, including replacement of components over time. Our operations and financial performance may be adversely affected if we and our facilities are unable to keep up with maintenance requirements.

Certain contemplated capital expenditures in Canada, including the construction of additional growing rooms and the expansion of cannabis oil extraction capacity, will require Health Canada approval. There is no guarantee that Health Canada will approve expansions and/or renovations, which could adversely affect our business, financial condition, results of operations and growth prospects.

We are subject to risks inherent in an agricultural business, including the risk of crop failure.

We grow cannabis, which is an agricultural process. As such, our business is subject to the risks inherent in the agricultural business, including risks of crop failure presented by weather, insects, plant diseases and similar agricultural risks. Although we primarily grow our products indoors under climate-controlled conditions, we also have certain outdoor cultivation capacity and there can be no assurance that natural elements, such as insects and plant diseases, will not interrupt our production activities or have an adverse effect on our business, financial condition, results of operations and growth prospects.

The majority of our assets are the capital stock of our material subsidiaries; therefore our investors are subject to the risks attributable to our material subsidiaries, which generate substantially all of our revenues.

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

In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, state laws addressing sensitive data, such as biometric information, federal and state security breach notification laws and federal and state consumer protection laws. Each of these laws is subject to varying interpretations and constantly evolving. While the United States lacks a nationwide privacy law of general applicability, certain state laws govern the privacy and security of personal information, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. For example, the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Further, the California Privacy Rights Act (“CPRA”), which took effect on January 1, 2023 and with enforcement beginning July 1, 2023, amended and expanded the CCPA, giving California residents additional control over their personal information and imposing further obligations on businesses processing the personal information of California residents. The CPRA includes the creation of a privacy-specific enforcement agency, the first of its kind in any U.S. state, which will be responsible for enforcing the new law. Additional states, including Colorado, Virginia, Connecticut, Indiana, Iowa, Tennessee, Texas and Utah, have also adopted state-specific privacy regimes similar to California’s law and to legal regimes in place outside the United States. The state-specific regimes in Virginia, Colorado, Utah and Connecticut became or will become effective in 2023. In addition to state laws, the Federal Trade Commission (“FTC”) takes the view that failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act (the FTCA), 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards.

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

In Canada, the Personal Information Protection and Electronics Documents Act (Canada) (“PIPEDA”), the Personal Information Protection Act (Alberta), the Personal Information Protection Act (British Columbia), and the Act respecting the protection of personal information in the private sector (Quebec) govern the collection, use, and disclosure of personal information by private sector organizations. The Office of the Privacy Commissioner of Canada has stated that it considers the personal information of cannabis users is to be considered sensitive. Canadian privacy jurisprudence regarding the obligations that private sector organizations have to individual data subjects is constantly evolving. Privacy laws in Canada are also changing at the legislative level. On September 22, 2022, the Quebec government adopted Bill 64, an Act to modernize legislative provisions as regards the protection of personal information, which enacts significant changes to the requirements in Quebec relating to the collection, use, and disclosure of personal information, including, without limitation, by providing individuals with more significant rights and control over their personal information that are in many ways similar to the rights provided to data subjects under the GDPR. Many entities that are doing business in Quebec will need to implement significant changes to the ways in which they process personal information. Additionally, amendments to Bill 64 are scheduled to come into force on September 22, 2023 and September 22, 2024. On June 17, 2021, the Province of Ontario commenced a public consultation on modernizing Ontario’s legislative framework focusing on strengthening privacy laws in Ontario. The scope and nature of any new privacy legislation to be introduced in the Province of Ontario remains to be determined and it is possible that such legislation will introduce new restrictions and obligations on private sector organizations. On the federal level, on June 16, 2022, the Canadian Federal Government introduced Bill C-27. If adopted, Bill C-27, would replace PIPEDA with consumer privacy-specific legislation. Additionally, Bill C-27, would introduce the Artificial Intelligence Data Act. Bill C-27 is in the legislative process, currently at consideration in the House of Commons. The penalties and enforcement measures available to Canadian regulators for non-compliance that are contemplated under Bill C-11, Bill C-27, and Bill 64 are more significant than those that are available under current privacy and data protection legislation in Canada.

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

If we were found to be in violation of the privacy or security rules under PIPEDA, HIPAA, or other applicable laws protecting the confidentiality of health information in jurisdictions we operate in, we could be subject to sanctions and civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Additional jurisdictions in which we operate or which we may enter also have data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of sensitive personal information. Data privacy and security are rapidly developing areas of law, as well, and imposition of new requirements is common. The interpretation and enforcement of such laws and regulations are uncertain and subject to change, and may require substantial costs to monitor and implement compliance. Failure to comply with data protection laws and regulations could result in government enforcement actions (which could include substantial civil and/or criminal penalties), litigation, business disruption, and/or adverse publicity and could negatively affect our business, financial condition, results of operations and growth prospects.

We may experience breaches of security at our facilities or fraudulent or unpermitted data access or other cyber-security breaches, which may cause our customers to lose confidence in our security or data protection measures and may expose us to risks related to breaches of applicable privacy and data security laws, regulations and requirements.

Given the nature of our products and our products’ lack of legal availability outside of certain legalized or regulated retail or distribution channels, as well as the concentration of inventory in our facilities, despite meeting or exceeding the applicable security requirements under applicable law, there remains a risk of theft. A security breach at one of our facilities could expose us to liability and to potentially costly litigation, increase expenses and business disruptions relating to the resolution and future prevention of these breaches and may deter potential customers from choosing our products.

Our information systems and any of our third-party service providers and vendors are vulnerable to an increasing threat of continually evolving cybersecurity risks. These risks may take the form of malware, computer viruses, cyber threats, extortion, employee error, malfeasance, system errors or other types of risks, and may occur from inside or outside of the respective organizations. Cybersecurity risk is increasingly difficult to identify and quantify and cannot be fully mitigated because of the rapidly evolving nature of the threats, targets and consequences. Additionally, unauthorized parties may attempt to gain access to these systems through fraud or other means of deceiving third-party service providers, employees or vendors. Our operations depend, in part, on how well networks, equipment, IT systems and software are protected against damage from a number of threats. These operations also depend on the timely maintenance, upgrade and replacement of networks, equipment, IT systems and software, as well as pre-emptive expenses to mitigate the risks of failures. If we are unable or delayed in maintaining, upgrading or replacing IT systems and software, the risk of a cybersecurity incident could materially increase. Any of these and other events could result in information system failures, delays and/or increases in capital expenses. The failure of information systems or a component of information systems could, depending on the nature of any such failure, adversely impact our business reputation and results of operations.

We are dependent upon information technology systems in the conduct of our operations and we collect, store and use certain data, intellectual property, our proprietary business information and certain personal information of our employees and customers on our computer systems. A data security breach may occur in a variety of ways, including, without limitation, a procedural or process failure, information technology malfunction, supply chain vulnerability, computer virus, cybersecurity threat (such as denial-of-service attacks, direct or indirect cyber-attacks or cyber-intrusions over the Internet, hacking, ransomware, phishing and other social engineering attacks), unauthorized access or use, natural disasters, terrorism, war, and telecommunication and electrical failures. In addition, theft of data such as customer lists and preferences and other consumer and employee personal information, for competitive, fraudulent, or other unauthorized purposes, is an ongoing and growing risk. Any such theft, data security breach or other incident may have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Many highly publicized data security incidents and attacks have occurred to other companies over the last several years, and we expect such attacks to continue. We have been, and expect to continue to be, subject to various cyberattacks and phishing schemes. Any fraudulent, malicious or accidental breach of our data security could result in unintentional disclosure of, or unauthorized access to, third-party, customer, vendor, employee or other confidential or sensitive data or information, which could potentially result in business disruptions and additional costs to us, including, without limitation, to repair or replace damaged systems, remediate issues, enhance security or respond to occurrences, lost sales, violations of data privacy and security laws, regulations, and requirements, violations of other laws, penalties, fines, regulatory action or litigation. We also rely on third-party service providers for certain information technology systems, such as payment processing, and any data security breach at a third-party service provider could have similar effects. In addition, media or other reports of perceived security vulnerabilities to our systems or those of our third-party suppliers, even if no breach has been attempted or occurred, could adversely impact our brand and reputation and customers could lose confidence in our security measures and reliability, which would harm our ability to retain customers and gain new ones. If any of these events were to occur, it could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We are and may become subject to, or prosecute, litigation in the ordinary course of our manufacturing, marketing, distribution and sale of our products.

We may from time to time be subject to litigation, claims, other legal and regulatory proceedings and disputes arising in the ordinary course of our manufacturing, marketing, distribution and sale of our products, some of which may adversely affect our business, financial condition, results of operations and growth prospects. Several companies in the U.S. hemp-derived CBD industry have become party to an increasing number of purported class actions lawsuits relating to their food and dietary supplement products containing U.S. hemp-derived CBD. Should we face similar class actions filed against us, plaintiffs in such class action lawsuits, as well as in other lawsuits against us, may seek very large or indeterminate amounts, including punitive damages, which may remain unknown for substantial periods of time. Should any litigation in which we become involved be determined against us, such a decision could adversely affect our ability to continue operating, adversely affect the market price for the Canopy Shares and require the use of significant resources.

Even to the extent we ultimately prevail in litigation, litigation can consume and redirect significant resources. Litigation may also create a negative perception of us and our brands, which could have an adverse effect on our business, financial condition, results of operations and growth prospects.

Securities litigation could also result in substantial costs and damages and divert management’s attention and resources. Securities class action litigation often has been brought against companies following periods of volatility in the market price of their securities. We have been the target of such litigation and may in the future be the target of similar litigation. Regardless of merit, such litigation could adversely affect our business, financial condition, results of operations and growth prospects. Any adverse determination in litigation against us could also subject us to significant liabilities. Any decision resulting from any such litigation that is adverse to us could have a negative impact on our financial position. See “Part I – Legal Proceedings” under Item 3 of this Comprehensive Form 10-K for more details on our legal proceedings.

We may be subject to product liability claims.

As a manufacturer and distributor of products designed to be topically applied, ingested or inhaled by humans, we face an inherent risk of exposure to product liability claims, regulatory action and litigation if our products are alleged to have caused significant loss or injury. In addition, the manufacture and sale of cannabis and U.S. hemp products involve the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from consumption of cannabis or U.S. hemp products alone or in combination with other medications or substances could occur as described under “—There is limited long-term data with respect to the efficacy and side effects of our products and future clinical research studies on the effects of cannabis, U.S. hemp, cannabinoids and cannabis-based products may lead to conclusions that dispute or conflict with our understanding and belief regarding their benefits, commercial viability, safety, efficacy, dosing and social acceptance.” We may be subject to various product liability claims, including, among others, that our products caused injury or illness, are incorrectly labeled, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances.

In recent years, perfluorooctanesulfonic acid and other per- and polyfluoroaklyl substances (“PFAS”) have been targeted for risk assessment, restriction, regulation and high-priority remediation and are the subject of litigation and governmental investigations in the U.S. and other countries. We have in the past and may in the future be subject to personal injury or product liability claims as a result of human exposure to such PFAS if our products are found to contain chemical compounds such as PFAS.

A product liability claim or regulatory action against us could result in increased costs to us, could adversely affect our reputation with our clients and consumers generally, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Please refer to “Part 1 – Legal Proceedings” under Item 3 of this Comprehensive Form

10-K for further discussion. There can be no assurances that we will be able to obtain or maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our products.

We rely on third-party testing and analytical methods which are validated but still being standardized.

We are required to test our cannabis and U.S. hemp products, as well as cannabis accessories, in many of our active markets, with independent third-party testing laboratories for, among other things, cannabinoid levels. However, testing methods and analytical assays for cannabinoid levels of detection vary among different testing laboratories. There is currently no industry consensus on standards for testing methods or compendium of analytical assays or standard levels of detection. The detected and reported cannabinoid content in our cannabis and U.S. hemp products therefore can differ depending on the laboratory and testing methods (analytical assays) used. Variations in reported cannabinoid content will likely continue until the relevant regulatory agencies and independent certification bodies (e.g., ISO, USP) collaborate to develop, publish and implement standardized testing approaches for cannabis (including U.S. hemp), cannabinoids and their derivative products. Until such standardized analytical assays and levels of detection are developed, the existing differences could cause confusion with our consumers, which could lead to a negative perception of us and our products, increase the risk of litigation and regulatory enforcement action regarding cannabinoid content and could make it more difficult for us to comply with regulatory requirements regarding contents of ingredients and packaging and labeling.

We may decide, or be required, to divest or restructure certain of our interests.

In certain circumstances, we may decide, or be required, to divest certain of our interests. In particular, if any of our interests give rise to a violation of any applicable laws and regulations, including U.S. federal law, we may be required to divest our interest or risk significant fines, penalties, administrative sanctions, convictions, settlements or delisting from the TSX and/or Nasdaq. For instance, if we determine that our operations are not compliant with U.S. laws or the policies of the TSX and Nasdaq, we will use commercially reasonable best efforts to divest our interest in the event that we cannot restructure our holdings. There is no assurance that these divestitures will be completed on terms favorable to us, or at all. Any opportunities resulting from these divestitures, and the anticipated effects of these divestitures on us, may never be realized or may not be realized to the extent we anticipate. Not all of our interests are liquid, and such interests may be difficult to dispose of and subject to illiquidity discounts on divestiture. Any required divestiture or an actual or perceived violation of applicable laws or regulations by us could have a material adverse effect on us, including on our reputation and ability to conduct business, the listing of the Canopy Shares on the TSX and Nasdaq, our financial position, operating results, profitability or liquidity or the market price of the Canopy Shares. In addition, it is difficult for us to estimate the time or resources that may be required for the investigation of any such matter or its final resolution because, in part, the time and resources that may be needed are dependent on the nature and extent of any information requested by the applicable authorities involved, and such time or resources could be substantial.

If we decide, or are required, to restructure our interests to remain in compliance with laws or stock exchange requirements, such restructuring could result in the write-down of the value of our interests, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Fluctuations in wholesale and retail prices could result in earnings volatility.

The cannabis industry is a margin-based business in which gross profits depend on the excess of sales prices over costs. Consequently, profitability is sensitive to fluctuations in wholesale, retail and supplier prices caused by changes in supply (which itself depends on other factors such as weather, fuel, equipment and labor costs, shipping costs, economic situation and demand), taxes, government programs and policies for the cannabis industry (including price controls and wholesale price restrictions that may be imposed by government agencies responsible for the sale of cannabis), and other market conditions, all of which are factors beyond our control. Our operating income may be materially adversely affected by a decline in the price of cannabis and will be sensitive to changes in the price of cannabis and the overall condition of the cannabis industry, as our profitability is directly related to the price of cannabis. There is currently not an established market price for cannabis and the price of cannabis is affected by numerous factors beyond our control. Any price decline may have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our Credit Facility contains restrictive covenants that may limit our operating flexibility.

Our Credit Facility contains various restrictive covenants that limit, among other things, our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, open new offices that contain a material amount of assets, pay dividends, incur additional indebtedness and liens, enter into new businesses and amend, modify or otherwise supplement certain terms or conditions relating to our interests in Canopy USA. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the applicable lenders or terminate the Credit Facility, which may limit our operating flexibility. In addition, our Credit Facility is secured by substantially all of our assets, including our intellectual property, and requires us to satisfy certain financial covenants including certain minimum liquidity requirements. We may not be able to satisfy the minimum liquidity covenant under our Credit Facility during our first quarter of fiscal year 2025, which breach could trigger an acceleration of our senior secured indebtedness. There is no guarantee that we will be able to generate sufficient cash flow or sales to meet these financial covenants or pay the principal and interest on any such debt. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance any such debt. Any inability to make scheduled payments or meet the financial covenants on our Credit Facility would adversely affect our business, financial condition, results of operations and growth prospects.

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

Our success is currently largely dependent on the performance of our skilled employees. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. In addition, we previously announced the Canadian Transformative Plan, which included, among other things, aligning general and administrative costs with short-term business expectations and a reduction in headcount impacting a number of employees. The Canadian Transformative Plan could lead to increased attrition amongst those employees who were not directly affected by the reduction in headcount, and we may not be successful at retaining such employees or attracting new employees, which may have a material adverse effect on our business, financial condition, results of operations and growth prospects.

In addition, our ability to compete and grow will be dependent upon having access, at a reasonable cost and in a timely manner, to skilled labor, adequate equipment, parts and components. No assurances can be given that we will be successful in maintaining the required supply of skilled labor, adequate equipment, parts and components. It is also possible that the final costs of the major equipment contemplated by our capital expenditure programs may be significantly greater than anticipated or available, in which circumstance there could be a material adverse effect on our financial results.

We are exposed to counterparty risks and liquidity risks that may impact our ability to obtain loans and other credit facilities on favorable terms.

We are exposed to counterparty risks and liquidity risks, including, but not limited to, through: (i) financial institutions that may hold our cash and cash equivalents; (ii) companies that will have payables to us; (iii) our insurance providers; and (iv) our lenders, if any. These factors may impact our ability to obtain loans and other credit facilities in the future and, if obtained, on terms favorable to us. If these risks materialize, our operations could be adversely impacted and the price of the Canopy Shares could be adversely affected.

We may hedge or enter into forward sales, which involves inherent risks.

We may hedge or enter into forward sales of our forecasted right to purchase cannabis. Hedging involves certain inherent risks, including: (i) credit risk (the risk that the creditworthiness of a counterparty may adversely affect its ability to perform its payment and other obligations under its agreement with us or adversely affect the financial and other terms the counterparty is able to offer us); (ii) market liquidity risk (the risk that we have entered into a hedging position that cannot be closed out quickly, by either liquidating such hedging instrument or by establishing an offsetting position); and (iii) unrealized fair value adjustment risk (the risk that, in respect of certain hedging products, an adverse change in market prices for cannabis will result in us incurring losses in respect of such hedging products as a result of the hedging products being out-of-the-money on their settlement dates).

There can be no assurance that a hedging program designed to reduce the risks associated with price fluctuations will be successful. Although hedging may protect us from adverse changes in price fluctuations, it may also prevent us from fully benefitting from positive changes in price fluctuations.

Risks Relating to Our Intellectual Property

We are subject to risks related to the protection and enforcement of our intellectual property rights, and we may be unable to protect or enforce our intellectual property rights.

We currently rely on trade secrets, technical know-how, proprietary information, trademarks, copyrights, designs and certain patent filings to maintain our competitive position. We try to protect our intellectual property by strategically seeking and obtaining registered protection where appropriate, developing and implementing standard operating procedures to protect trade secrets, technical know-how and proprietary information, and entering into agreements with parties that have access to our inventions, trade secrets, technical know-how and proprietary information, such as our partners, collaborators, employees and consultants, to protect confidentiality and ownership. We also seek to preserve the integrity and confidentiality of our inventions, trade secrets, technical know-how and proprietary information by maintaining physical security of our premises and physical and electronic security of our information technology systems, and we seek to protect our trademarks and the goodwill associated therewith by monitoring and enforcing against unauthorized use of our trademarks. In addition, in the United States, registered federal trademark protection is only available for goods and services that can be lawfully used in interstate commerce; the USPTO is not currently approving any trademark applications for cannabis, or certain goods containing U.S. hemp-derived CBD (such as dietary supplements and food) until the FDA and the USDA provides clearer guidance on the regulation of such products.

It is possible that we will inadvertently disclose or otherwise fail or be unable to protect our inventions, trade secrets, technical know-how or proprietary information, or will fail to identify our inventions or trademarks as patentable or registrable intellectual property, or fail to obtain patent or registered trademark protection therefor. Any such disclosure or failure could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Moreover, in any infringement proceeding, some or all of our current or future trademarks, patents or other intellectual property rights or other proprietary know-how, or arrangements or agreements seeking to protect the same for our benefit, may be found invalid, unenforceable, anti-competitive or not infringed. An adverse result in any litigation or defense proceedings could put one or more of our current or future trademarks, patents or other intellectual property rights at risk of being invalidated or interpreted narrowly and could put existing intellectual property applications at risk of not being issued. Any or all of these events could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

In addition, there is no guarantee that any patent or other intellectual property applications that we file will result in registration or any enforceable intellectual property rights or the breadth of such protection. Further, with respect to any patent applications that we file, there is no assurance that we will find all potentially relevant prior art relating to such applications, which may prevent a patent from issuing from such application or invalidate any patent that issues from such application. Even if patents do successfully issue, and cover our products and processes, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, found unenforceable or invalidated. Furthermore, even if they are unchallenged, any patent applications and future patents may not adequately protect our intellectual property rights, provide exclusivity for our products or processes or prevent others from designing around any issued patent claims. Any of these outcomes could impair our ability to prevent competition from third parties, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We may be subject to allegations that we are in violation of third-party intellectual property rights, and we may be found to infringe third-party intellectual property rights, possibly without the ability to obtain licenses necessary to use such third-party intellectual property rights.

Other parties may claim that our products infringe on their intellectual property rights, including with respect to patents, and our operation of our business, including our development, manufacture and sale of our goods and services, may be found to infringe third-party intellectual property rights. There may be third-party patents or patent applications with claims to products or processes related to the manufacture, use or sale of our products and processes. There may be currently pending patent applications, some of which may still be confidential, that may later result in issued patents that our products or processes may infringe. In addition, third parties may obtain patents in the future and claim that use of our inventions, trade secrets, technical know-how and proprietary information, or the manufacture, use or sale of our products infringes upon those patents. Third parties may also claim that our use of our trademarks infringes upon their trademark rights. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, legal fees, result in injunctions, temporary restraining orders, other equitable relief, and/or require the payment of damages, any or all of which may have an adverse effect on our business, financial condition, results of operations and growth prospects. In addition, we may need to obtain licenses from third parties who allege that we have infringed on their purported rights, whether or not such allegations have merit. Such licenses may not be available on terms acceptable to us, and we may be unable to obtain any licenses or other necessary or useful rights to such third-party intellectual property.

We receive licenses to use some third-party intellectual property rights, and the failure of the owner of such intellectual property to properly maintain or enforce the intellectual property underlying such licenses, or our inability to obtain or maintain such licenses, could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We are party to licenses granted by third parties, that give us rights to use third-party intellectual property that is necessary or useful to our business. Our success will depend, in part, on the ability of the applicable licensor to maintain and enforce its licensed intellectual property against other third parties, particularly intellectual property rights to which we have secured exclusive rights. Without protection for the intellectual property we have licensed, other companies might be able to offer substantially similar products for sale, or utilize substantially similar processes or publicity and marketing rights, any of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Our success will also depend, in part, on our ability to obtain licenses to certain intellectual property that we believe are necessary or useful for our business. Such licenses may not be available on terms acceptable to us, or at all, which could adversely affect our ability to commercialize our products or services, as well as have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Any of our licensors may allege that we have breached our license agreements with those licensors, whether with or without merit, and accordingly seek to terminate our applicable licenses. If successful, this could result in our loss of the right to use applicable licensed intellectual property, which could adversely affect our ability to commercialize our products or services, as well as have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Risks Relating to the Canopy Shares and the Exchangeable Shares

The market price for the Canopy Shares may be volatile and subject to fluctuation in response to numerous factors, many of which are beyond our control.

The market prices for the securities of cannabis companies, including the Company, have historically been, and may in the future be, subject to large fluctuations. For example, during the period from January 1, 2022 through June 16, 2023, the closing price of the Canopy Shares on Nasdaq ranged from a low of US$0.63 to a high of US$9.30. The market price for the Canopy Shares may be volatile and subject to wide fluctuations in response to many factors, including:

•
actual or anticipated fluctuations in our results of operations;
•
changes in estimates of our future results of operations by us or securities research analysts;
•
changes in the economic performance or market valuations of other companies that investors deem comparable to us;
•
additions or departures of our executive officers and other key employees;
•
transfer restrictions on outstanding Canopy Shares;
•
equity issuances by us (including through the sale of securities convertible into equity securities) or resales of Canopy Shares by our stockholders or the perception in the market that such issuances or resales might occur;
•
significant acquisitions or business combinations, strategic partnerships, investments or capital commitments by or involving us, Canopy USA or our competitors;
•
increases in speculative trading activity by investors targeting publicly traded cannabis companies, which can further contribute to the volatility of the market price for the Canopy Shares if aggregate short exposure exceeds the number of the Canopy Shares available for purchase;
•
news reports relating to trends, concerns or competitive developments, regulatory changes or enforcement actions and other related issues in our industry or target markets;
•
the prospect of actual or perceived future changes to the legal and regulatory regimes that govern our products and our industries and/or government actions, rulings or policies;
•
changes in financial estimates and recommendations by securities analysts or rating agencies;
•
investors’ general perception of us and the public’s reaction to our press releases, our other public announcements and our filings with the SEC and Canadian securities regulators;
•
our ability to remediate our material weaknesses and otherwise maintain effective internal control over financial reporting;
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

For example, reports by industry analysts, investor perceptions, market rumors or speculation could trigger a sell-off in the Canopy Shares. Any sales of substantial numbers of Canopy Shares in the public market or the perception that such sales might occur may cause the market price of the Canopy Shares to decline. In addition, to the extent that other large companies within our industries experience declines in their stock price, the share price of the Canopy Shares may decline as well. Moreover, if the market price of the Canopy Shares drops significantly, shareholders may institute securities class action lawsuits against us. Lawsuits against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources.

Securities markets have a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations in price which have not necessarily been related to the operating performance, underlying asset values or prospects of such companies. Securities of companies in the cannabis industry have experienced substantial volatility often based on factors unrelated to the financial performance or prospects of the companies involved. These factors include global economic developments and market perceptions of the industry. There can be no assurance that continuing fluctuations in price will not occur. The market price of the Canopy Shares is also likely to be affected by changes in our financial condition or results of operations. In addition, certain institutional investors may base their investment decisions on consideration of our environmental, governance, diversity and social practices and performance against such institutions’ respective investment guidelines and criteria, and failure to meet such criteria may result in limited or no investment in the Canopy Shares by those institutions, which could adversely affect the trading price of the Canopy Shares. There can be no assurance that continuing fluctuations in price and volume will not occur. If such increased levels of volatility and market turmoil continue, the trading price of the Canopy Shares may be adversely affected.

In addition, our shareholders may be unable to sell significant quantities of the Canopy Shares into the public markets without a significant reduction in the price of the Canopy Shares, or at all. There can be no assurance that there will be sufficient liquidity of the Canopy Shares, nor that we will continue to meet the listing requirements of the TSX or Nasdaq or achieve listing on any other recognized stock exchange.

The financial reporting obligations of being a public company and maintaining a dual listing on the TSX and on Nasdaq requires significant company resources and management attention.

We are subject to the public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act, the Dodd-Frank Act, and the listing requirements of Nasdaq. We incur significant legal, accounting, reporting and other expenses in order to maintain a dual listing on both the TSX and Nasdaq. Moreover, our listing on both the TSX and Nasdaq may increase price volatility due to various factors, including the ability to buy or sell Canopy Shares, different market conditions in different capital markets and different trading volumes. In addition, low trading volume may increase the price volatility of the Canopy Shares.

It is not anticipated that any dividend will be paid to holders of the Canopy Shares for the foreseeable future.

No dividends on the Canopy Shares have been paid to date. We currently intend to retain future earnings, if any, for future operation and expansion. Our board of directors has the discretion to declare dividends and to prescribe the timing, amount and payment of such dividends. Such decision will depend upon our future earnings, cash flows, acquisition capital requirements and financial condition, and other relevant factors that our board of directors may deem relevant. Further, our Credit Facility and certain other financial arrangements provide for certain restrictions on our ability to pay dividends and there can be no assurance that we will declare a dividend on a quarterly, annual or other basis, or at all. We have no plans to pay any dividends, now or in the near future.

Investors in the United States may have difficulty bringing actions and enforcing judgments against us and others based on securities law civil liability provisions.

We are incorporated under the federal laws of Canada and our head office is located in the Province of Ontario. Some of our directors and officers and some of the experts named in this Comprehensive Form 10-K are residents of Canada or otherwise reside outside of the United States and a substantial portion of their assets and our assets are located outside the United States. Consequently, it may be difficult for investors in the United States to bring an action against such directors, officers or experts or to enforce against those persons or us a judgment obtained in a U.S. court predicated upon the civil liability provisions of U.S. federal securities laws or other U.S. laws. In addition, while statutory provisions exist in Ontario for derivative actions to be brought in certain circumstances, the circumstances in which a derivative action may be brought, and the procedures and defenses that may be available in respect of any such action, may be different than those of shareholders of a company incorporated in the United States.

If we are a passive foreign investment company for U.S. federal income tax purposes in any year, certain adverse tax rules could apply to U.S. Holders of the Canopy Shares.

A corporation that is not a resident of the U.S. for U.S. federal income tax purposes will be considered a passive foreign investment company (“PFIC”) for any taxable year in which (i) 75% or more of its gross income is “passive income” or (ii) 50% or more of the average quarterly value of its assets produce (or are held for the production of) “passive income.” For this purpose, “passive income” generally includes interest, dividends, rents, royalties and certain gains. The determination as to whether the Company is a PFIC for any taxable year is based on the application of complex U.S. federal income tax rules, which are subject to differing interpretations, and is not determinable until after the end of such taxable year. Further, the determination is based in part on the Company’s operations and the mix, use and value of the Company’s assets, which values may be treated as changing for U.S. federal income tax purposes as the Company’s market capitalization changes. If the Company were to be classified as a PFIC in any taxable year during which a U.S. Holder owns its Canopy Shares, certain adverse tax consequences could apply to such U.S. Holder. Certain elections may be available to U.S. Holders of Canopy Shares that may mitigate some of the adverse consequences if the Company were to be treated as a PFIC. U.S. Holders should consult their own tax advisors regarding the application of the PFIC rules to their investment in Canopy Shares.

As used herein, “U.S. Holder” means a beneficial owner of Canopy Shares that is (i) an individual who is a citizen or resident of the U.S. for U.S. federal income tax purposes, (ii) a corporation (or other entity taxable as a corporation for U.S. federal tax purposes) created or organized under the laws of the U.S. or any political subdivision thereof, including the states and the District of Columbia, (iii) an estate the income of which is subject to U.S. federal income tax regardless of its source, or (iv) a trust that (a) is subject to the primary supervision of a court within the U.S. and for which one or more U.S. persons have authority to control all substantial decisions or (b) has a valid election in effect under applicable U.S. Treasury Regulations to be treated as a U.S. person. U.S. Holders are urged to consult their own tax advisers as to whether we may be treated as a PFIC and the tax consequences thereof.

Future sales or issuances of securities could adversely affect the prevailing market price of our securities.

We may issue and sell additional equity securities in subsequent offerings (including through the sale of securities convertible into equity securities and/or in connection with conversions or exchanges to retire outstanding debt). In addition, we are required to issue Canopy Shares pursuant to certain of our agreements. For example, we may issue additional Canopy Shares to satisfy any deferred and/or option exercise payments to the shareholders of Wana and Jetty. We cannot predict the size of future issuances of equity securities or the size and terms of future issuances of debt instruments or other securities convertible into equity securities or the effect, if any, that future issuances and sales of our securities will have on the market price of the Canopy Shares, including up to 171,227,420 Canopy Shares that may be issued in the future in connection with the closing of the Acreage Arrangement and the associated top-up right of the CBI Group pursuant to the Amended Investor Rights Agreement. As of June 16, 2023, up to 15,477,675 Canopy Shares may be issued in the future in connection with conversions under the Convertible Debentures (as defined below) issued to the Institutional Investor (as defined below) in February 2023.

Additional issuances of our securities may involve the issuance of a significant number of Canopy Shares at prices less than the current market price for the Canopy Shares. Issuances of a substantial number of Canopy Shares, or the perception that such issuances could occur, may adversely affect prevailing market prices of the Canopy Shares. Any transaction involving the issuance of Canopy Shares, or securities convertible into Canopy Shares, would result in dilution, possibly substantial, to security holders.

Sales of substantial amounts of our securities by our shareholders, including the CBI Group and the Institutional Investor, or the availability of such securities for sale, could adversely affect the prevailing market prices for the securities and dilute investors’ earnings per share. Exercises of presently outstanding share options or warrants may also result in dilution to security holders. A decline in the market prices of our securities could impair our ability to raise additional capital through the sale of securities should we desire to do so.

The Exchangeable Shares have different rights from the Canopy Shares and there may never be a trading market for the Exchangeable Shares.

If the Amendment Proposal is approved, shareholders will have the option to convert their Canopy Shares into Exchangeable Shares. There are important differences between the rights of the Canopy Shares and the Exchangeable Shares. While each Exchangeable Share is convertible into a Canopy Share, the Exchangeable Shares will not carry voting rights, rights to receive dividends or other rights upon dissolution. For example, holders of Exchangeable Shares will not be able to exercise voting rights at meetings of shareholders and will not receive distributions if dividends are declared by our Board. The differences between the rights of holders of the Exchangeable Shares and Canopy Shares are significant and may materially and adversely affect the market value of your investment.

Presently, there are no plans to list the Exchangeable Shares on a securities exchange or in the over-the-counter market, and there is not expected to be a market for trading of the Exchangeable Shares. Thus, persons holding Exchangeable Shares will likely have no ability to sell their Exchangeable Shares and will likely have to exchange them for Canopy Shares in order to have any liquidity.

Risks Relating to the CBI Group Investments

The CBI Group, our single largest shareholder, has the ability to exercise significant influence over us.

The CBI Group is our single largest shareholder and our business and future operations may be adversely affected by changes in the business, market price, directors, officers or employees of the CBI Group. The CBI Group has the ability to exercise significant influence over our business and operations due to its ownership interest and its rights under the Amended Investor Rights Agreement.

As of June 20, 2023, the CBI Group holds in the aggregate approximately 29% of the issued and outstanding Canopy Shares on a non-diluted basis, and, through its pre-emptive rights and top-up rights, the CBI Group has the ability to maintain its ownership level. The CBI Group is also entitled to designate four nominees for election or appointment to our board of directors.

In light of such ownership and rights, the CBI Group is in a position to exercise significant influence over us, including matters affecting shareholders or requiring shareholder approval, such as the election of directors, change of control transactions, amendments to our articles and bylaws and the determination of other significant corporate actions.

Upon exercise of the remaining CBG Warrants in full , assuming no other securities of ours are issued and excluding the exercise of our right to acquire Acreage, the CBI Group will beneficially hold approximately 53% of the issued and outstanding Canopy Shares and would be able to exercise a controlling influence over our business and affairs.

Accordingly, the CBI Group currently has significant influence over us and has the ability to increase this influence at any time upon the exercise of the CBG Warrants. There can also be no assurance that the interests of the CBI Group will align with our interests or the interests of our other shareholders, and the CBI Group will have the ability to influence or block certain actions that may not reflect our intent or align with our interests or the interests of our other shareholders, including realizing on opportunities in the U.S. to the extent permissible under applicable laws and regulations. In addition, the presence of the CBI Group could limit the price that investors or an acquirer may be willing to pay for the Canopy Shares and may therefore delay or prevent a change of control of us, such as a merger or take-over.

Pursuant to the Amended Investor Rights Agreement, the CBI Group also has certain consent rights which could delay or prevent the completion of certain transactions that may otherwise be beneficial to our shareholders. We may also enter into other arrangements with the CBI Group, and as a result, we may be dependent on the CBI Group, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The CBI Group has indicated its current intention to convert its Canopy Shares into Exchangeable Shares, conditional upon the approval of the Amendment Proposal. In addition, we agreed with CBI that, following the conversion by CBI of its Canopy Shares into Exchangeable Shares, other than the Third Consent Agreement and the termination rights contained therein and the CBI Note in the aggregate principal amount of CDN$100 million payable on December 31, 2024, all agreements between the Company and CBI will terminate including the Amended Investor Rights Agreement, and CBI will surrender for cancellation all warrants held. In such circumstances it is expected that the CBI nominees that are currently sitting on the Board (and comprise a majority of the Board), being Judy Schmeling, Garth Hankinson, Robert Hanson and James Sabia, will resign as directors of the Company following the termination of the Amended Investor Rights Agreement.

Any Canopy Shares issued pursuant to the exercise of the CBG Warrants will dilute shareholders.

The Tranche A Warrants may be exercised in full or in part at any time on or prior to November 1, 2023 and the Tranche B Warrants and Tranche C Warrants may be exercised in full or in part at any time on or prior to November 1, 2026, in accordance with the terms thereof, and entitles the holder thereof, upon valid exercise in full thereof, to acquire, accept and receive from us an aggregate of 139,745,453 Canopy Shares (subject to adjustment in accordance with the terms of such warrants). Assuming full exercise of the Tranche A Warrants, the Tranche B Warrants and the Tranche C Warrants, the CBI Group would be entitled to 311,244,711 Canopy Shares, which represents approximately 53% of the issued and outstanding Canopy Shares as of June 20, 2023 (on a non-diluted basis and assuming no other changes to the issued and outstanding Canopy Shares). Any issuance of Canopy Shares pursuant to the exercise of the CBG Warrants would dilute all of our other shareholders.

The CBI Group’s significant interest in us may impact the liquidity of the Canopy Shares.

The Canopy Shares may be less liquid and trade at a discount relative to the trading that could occur in circumstances where the CBI Group did not have the ability to significantly influence or determine matters affecting us. Additionally, the CBI Group’s significant voting interest in us may discourage transactions involving a change of control of us, including transactions in which an investor, as a shareholder, might otherwise receive a premium for its Canopy Shares over the then-current market price.

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

We may be subject to various potential conflicts of interest because of the fact that some of our officers and directors may be engaged in a range of business activities, and have relationships with or are employed by the CBI Group. For example, David Klein, our Chief Executive Officer, previously served as Executive Vice President and Chief Financial Officer of CBI. Thomas Stewart, our Chief Accounting Officer, previously served as Senior Director, Global Accounting at CBI. Garth Hankinson, one of our directors, currently serves as the Executive Vice President and Chief Financial Officer of CBI. Robert Hanson, one of our directors, currently serves as Executive Vice President and President, Wine & Spirits Division at CBI. Judy Schmeling, the chair of our board of directors, is also a board member of CBI. In addition, Jim Sabia, one of our directors, serves as Executive Vice President and President – Beer Division at CBI. Our directors devote, and our executive officers may devote, time to their outside business interests, so long as such activities do not materially or adversely interfere with their duties to us. Our directors, and in some cases, our executive officers, may have fiduciary obligations associated with these business interests that interfere with their ability to devote time to our business and affairs and that could adversely affect our business, financial condition, results of operations and growth prospects. These business interests could require significant time and attention.

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

Future sales of the Canopy Shares by the CBI Group could cause the market price for the Canopy Shares to fall.

The CBI Group is not contractually committed to maintaining an equity stake in us. Subject to compliance with applicable securities laws, the CBI Group may sell some or all of their Canopy Shares at any time. The Amended Investor Rights Agreement contains registration rights, on terms customary for a significant shareholder, pursuant to which we have agreed to facilitate sales of Canopy Shares by the CBI Group. In addition, the CBI Group has the right to require us to make disclosure to permit it to sell in certain circumstances. Such sales, or the market perception of such sales, could significantly reduce the market price of the Canopy Shares. We cannot predict the effect, if any, that future public sales of Canopy Shares beneficially owned by the CBI Group or the availability of these Canopy Shares for sale will have on the market price of the Canopy Shares. If the market price of the Canopy Shares were to drop as a result, this might impede our ability to raise additional capital and might cause a significant decline in the value of the investments of our other shareholders.

The intentions of the CBI Group regarding its long-term economic ownership of Canopy Shares are subject to change as a result of changes in the circumstances of the CBI Group or its affiliates, changes in our management and operation and changes in laws and regulations, market conditions and our financial performance.

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

Further, certain shareholders, directors, officers and employees in our Canadian operations may require security clearance from Health Canada. Under the Cannabis Act, a security clearance cannot be valid for more than five years and must be renewed before the expiry of a current security clearance. There is no assurance that any of our existing personnel who presently or may in the future require a security clearance will be able to obtain or renew such clearances or that new personnel who require a security clearance will be able to obtain one. A failure by an employee to maintain or renew his or her security clearance may impair our operations. In addition, if an employee with security clearance leaves and we are unable to find a suitable replacement who has a security clearance required by the Cannabis Act in a timely manner, or at all, there could occur a material adverse effect on our business, financial condition, results of operations and growth prospects.

Natural disasters, pandemic outbreaks, boycotts and geo-political events or acts of terrorism could adversely affect our operations and financial results.

The occurrence of one or more natural disasters, such as hurricanes, floods and earthquakes, unusually adverse weather, pandemic outbreaks, such as the COVID-19 virus, influenza and other highly communicable diseases or viruses, boycotts and geo-political events, such as civil unrest in countries in which our operations are located and acts of terrorism, or similar disruptions could adversely affect our business, financial condition, results of operations and growth prospects. These events could result in physical damage to one or more of our properties, increases in fuel or other energy prices, the temporary or permanent closure of one or more of our facilities, the temporary lack of an adequate workforce in a market, the temporary or long-term disruption in the supply of products from suppliers, the temporary disruption in the transport of goods, delay in the delivery of goods to our facilities, and disruption to our information systems. Such events could also adversely impact consumer sentiment, reduce demand for consumer products like ours and cause general economic slowdown. These factors could otherwise disrupt our operations and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

For example, in response to the COVID-19 pandemic, the governments of many countries, states, provinces, municipalities and other geographic regions took preventative or protective actions, such as imposing restrictions on travel and business operations and advising or requiring individuals to limit or forego their time outside of their homes. As a result, in 2020 and 2021, we experienced, among other things, disruption to our business resulting from closures of our facilities and the facilities of our suppliers and other vendors in our supply chain.

In February 2022, following Russia’s invasion of Ukraine, the United States and the European Union imposed various economic sanctions against Russia. Such sanctions may result in restrictions on the sale of oil or other energy resources from Russia to other countries and could result in an increase in our global shipping expenses, reduce our sales, or otherwise have an adverse effect on our European operations. Additionally, escalation by Russia beyond Ukraine and into other countries within the region could also reduce our sales and have a negative effect on our European operations.

Moreover, future events could cause global financial conditions to suddenly and rapidly destabilize, and governmental authorities may have limited resources to respond to such future crises. Future crises may be precipitated by any number of causes, including natural disasters, geopolitical instability, changes to energy prices or sovereign defaults. Any sudden or rapid destabilization of global economic conditions could adversely impact our ability to obtain equity or debt financing or make other suitable arrangements to finance our projects and would likely have a material adverse effect on our business, financial condition, results of operations, growth prospects and the value of the Canopy Shares.

Our business may be negatively affected by climate change, weather conditions and the availability of natural resources.

There is growing concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, water levels, weather patterns, and the frequency and severity of extreme weather and natural disasters. In the event that such climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products. Unfavorable growing conditions can reduce both crop size and crop quality. In addition, there is an increased focus by foreign, federal, state and local regulatory and legislative bodies regarding environmental policies relating to climate change, regulating greenhouse gas emissions, energy policies, and sustainability. Increased compliance costs and expenses due to the impacts of climate change and additional legal or regulatory requirements regarding climate change or designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment may cause disruptions in, or an increase in the costs associated with, the running of our manufacturing facilities and our business, as well as increase distribution and supply chain costs.

Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to environmental, social and governance matters, that could expose us to numerous risks.

We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, Canadian securities regulators, Nasdaq, the TSX and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity. In addition, increasingly regulators, customers, investors, employees and other stakeholders are focusing on environmental, social and governance (“ESG”) matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s recently proposed climate-related reporting requirements, and similar proposals by other international regulatory bodies. We may also communicate certain initiatives and goals, regarding environmental matters, diversity, responsible sourcing and social investments and other ESG related matters, in our SEC filings, Canadian public filings or in other public disclosures. These initiatives and goals within the scope of ESG could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Further, statements about our ESG related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our initiatives or goals within the scope of ESG on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.

We will seek to maintain adequate insurance coverage in respect of the risks we face; however, insurance premiums for such insurance may not continue to be commercially justifiable and there may be coverage limitations and other exclusions which may not be sufficient to cover our potential liabilities.

While we have insurance to protect our assets, operations and employees, such insurance is subject to deductibles, coverage limits and exclusions and may not be available or adequate for the risks and hazards to which we are exposed in our current state of operations. For example, certain wholesalers, distributors, retailers and other service providers may require suppliers of U.S. hemp products to provide indemnification in connection with such products, which may not be covered by insurance. In addition, no assurance can be given that such insurance will be adequate to cover our liabilities or will be generally available in the future or, if available, that premiums and deductibles will be commercially justifiable. If we were to incur substantial liability claims and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur such liability at a time when we are not able to obtain liability insurance, our business, financial condition, results of operations and growth prospects may be adversely affected.

Tax and accounting requirements may change or be interpreted in ways that are unforeseen to us and we may face difficulty or be unable to implement and/or comply with any such changes or interpretations.

We are subject to numerous tax and accounting requirements, and changes in existing accounting or taxation rules or practices, or varying interpretations of current rules or practices, could have a significant adverse effect on our financial results, the manner in which we conduct our business or the marketability of any of our products. In many countries, including the U.S., we are subject to transfer pricing and other tax regulations designed to ensure that appropriate levels of income are reported as earned and are taxed accordingly. Although we believe that we are in substantial compliance with all applicable regulations and restrictions, we are subject to the risk that governmental authorities could audit our transfer pricing and related practices and assert that additional taxes are owed or that various jurisdictions could assert that we should file tax returns in jurisdictions where we do not file and subject us to additional tax. In the future, the geographic scope of our business may expand, and such expansion will require us to comply with the tax laws and regulations of additional jurisdictions. Requirements as to taxation vary substantially among jurisdictions. Complying with the tax laws and regulations of these jurisdictions can be time consuming and expensive and could potentially subject us to penalties and fees in the future if we failed to comply. In the event that we failed to comply with applicable tax laws, regulations and accounting requirements, this could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters is located in Smiths Falls, Ontario, Canada. Our primarily cultivation facilities are located in Ontario and British Columbia. Our operations in the United States include a location in the state of Virginia and our CBD and wellness products are distributed via third-party distributor partners in many states. Online, Canopy Growth CBD products are purchased by consumers on marthastrewartcbd.com which ship direct to consumers in all CBD permissible U.S. states. Outside Canada and the United States, in addition to our material properties described below, we maintain corporate office space in Germany.

We believe that our facilities, taken as a whole, are in good condition and working order. Within our global cannabis and other consumer products segments, we have adequate capacity to meet our needs for the foreseeable future.

During the year ended March 31, 2023, we reorganized our operations and consolidated or wound down some of our properties. As of March 31, 2023, our material owned or leased properties consisted of the following:

Facility Location	Type	Segment	Property Owned/Leased	Utilization (Full or Partial)
CANADA
Smiths Falls, Ontario	Production, Manufacturing, Distribution, R&D, Corporate	Canada Cannabis	Owned, subject to mortgage in favor of Wilmington Trust, National Association, in connection with the Credit Facility	Partial
Kincardine, Ontario	Production	Canada Cannabis	Owned, subject to mortgage in favor of Wilmington Trust, National Association, in connection with the Credit Facility	Full
Kelowna, British Columbia	Production	Canada Cannabis	Owned	Full
UNITED STATES
Verona, Virginia	Manufacturing (BioSteel)	BioSteel	Leased	Full
EUROPE
Tuttlingen, Germany	Manufacturing (Storz & Bickel)	Storz & Bickel	Owned	Full

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

In July 2020, Canopy Growth was added as a defendant in a proposed class action commenced against a large number of Canadian license holders including Aurora Cannabis Inc.; Aurora Cannabis Enterprises Inc.; AuroraCo.; Aleafiaco; Aleafia Health Inc.; Emblem Cannabis Corp.; Hexo Corp.; HexoCo; Cronos Group Inc.; Cronosco; Tilray Canada Ltd.; Organigram Holdings Inc.; OrganigramCo; MediPharm Labs Corp.; MediPharmCo; CanopyCo; Aphria Inc.; Broken Coast Cannabis Ltd.; AphriaCo; Emerald Cannabis Corporation; Emerald Health Therapeutics, Inc.; and EmeraldCo. The proposed class action was commenced in the Alberta Court of Queen’s Bench sitting at Calgary. The plaintiffs allege that the defendants, including Canopy Growth, marketed and sold medicinal and adult-use cannabis products with an advertised content of THC and CBD and that the amount of THC and/or CBD as contained on the label was wrong and outside the permissible variability limits. The claim alleges the following causes of action indiscriminately against all of the defendants: breach of contract and breach of consumer protection legislation, including the various Sale of Goods Acts and Consumer Protection Acts; common law and statutory misrepresentation; negligence in product labelling; breach of the duty to warn; unjust enrichment; waiver of tort. The claim seeks an aggregate of $505 million in damages as against all of the defendants) and $5,000,000 in punitive damages against each defendant plus an accounting of revenues from each defendant.

On May 23, 2023, a shareholder filed a putative class action against the Company and two of its officers in the U.S. District Court for the Southern District of New York on behalf of those who purchased or otherwise acquired our securities between May 31, 2022 and May 10, 2023, Turpel v. Canopy Growth Corporation, et al., No. 1:23-cv-0423. The lawsuit alleges that the defendants violated federal securities laws by allegedly overstating revenue recognized from sales of its BioSteel business unit and allegedly failing to disclose material weaknesses in internal controls over accounting and financial reporting, among other allegations related to disclosure, and that disclosure of the Company’s business, operations, and prospects were materially misleading and/or lacked a reasonable basis, among other allegations. The plaintiff seeks an unspecified amount of damages, attorneys’ fees and costs, and other relief. We deny the alleged misconduct and liability for all claims asserted, believe we have meritorious defenses to the lawsuit and expect to defend it vigorously, although we cannot predict when or how it will be resolved or estimate what the potential loss or range of loss would be, if any.

On May 26, 2023, an ostensible shareholder commenced a putative class action (Twidale v. Canopy Growth Corporation et al., Court File No. CV-23-00700135-00CP) against the Company and eight of its directors and officers in the Ontario Superior Court of Justice on behalf of securityholders who suffered losses when certain alleged misrepresentations were publicly disclosed. The lawsuit alleges that the Company’s disclosures contained misrepresentations with the meaning of the Securities Act (Ontario), that certain directors and officers authorized, permitted, or acquiesced in the release of the impugned disclosures, and that all of the defendants are liable for damages to the putative class. The plaintiff seeks an unspecified amount of damages, interest, legal fees, and the costs of administering a plan of distribution of the recovery. The Company denies the alleged misconduct and liability for all claims asserted, believes that the defendants have meritorious defenses to the lawsuit, and expects to vigorously defend the claims, although the Company cannot predict when or how it will be resolved or estimate what the potential loss or range of loss would be, if any.

On June 15, 2023, an ostensible shareholder commenced a putative class action (Asmaro v. Canopy Growth Corporation et al., Court File No. VLC-S-S-234351) against the Company and two of its officers in the Supreme Court of British Columbia on behalf of all persons and entities who purchased or otherwise acquired securities of the Company between August 6, 2021 and May 10, 2023. The lawsuit alleges that between August 6, 2021 and February 9, 2023 the Company published core and non-core documents containing misrepresentations that were publicly corrected on May 10, 2023 and claims that the defendants are liable to the class for damages resulting from those misrepresentations under the Securities Act (British Columbia) and at common law. The plaintiff seeks an unspecified amount of damages. The Company denies the alleged misconduct and liability for all claims asserted, believes that the defendants have meritorious defenses to the lawsuit, and expects to vigorously defend the claims, although the Company cannot predict when or how it will be resolved or estimate what the potential loss or range of loss would be, if any.

In May 2023, in connection with the BioSteel Review, the Company voluntarily self-reported to the SEC that the timing and amount of revenue recognition in the BioSteel segment were under review. As a result of self-reporting the BioSteel Review, the Company is the subject of an ongoing investigation by the SEC. Although the Company is fully cooperating with the SEC and continues to voluntarily respond to requests in connection with this matter, it cannot predict when such matters will be completed or the outcome and potential impact. Any remedial measures, sanctions, fines or penalties, including, but not limited to, financial penalties and awards, injunctive relief and compliance conditions, imposed on the Company in connection with this matter could have a material adverse impact on our business, financial condition and results of operations. See “Risk Factors—Risks Relating to the Restatement of the Prior Financial Statements—As a result of self-reporting the BioSteel Review, the Company is the subject of an investigation by the SEC and an ongoing informal inquiry by regulatory authorities in Canada, and it cannot predict the timing of developments, and any adverse outcome of these continuing matters could have a material adverse effect on the Company” under Item 1A of this Comprehensive Form 10-K.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently a party to any other legal proceedings other than described above, the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition, results of operations or prospects. Please refer to “Risk Factors” under Item 1A of this Comprehensive Form 10-K for further discussion.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Canopy Shares are traded on Nasdaq under the symbol “CGC” and the TSX under the symbol “WEED.”

Holders

As of June 20, 2023, there were approximately 734 holders of record of Canopy Shares. This number of holders of record does not represent the actual number of beneficial owners of Canopy Shares because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Dividends

As of the date of this Comprehensive Form 10-K, we have not declared any dividends or made any distributions on the Canopy Shares. Furthermore, we have no current intention to declare dividends on the Canopy Shares in the foreseeable future. Any decision to pay dividends on the Canopy Shares in the future will be at the discretion of our board of directors and will depend on, among other things, our results of operations, current and anticipated cash requirements and surplus, financial condition, any contractual restrictions and financing agreement covenants, our ability to meet solvency tests imposed by corporate law and other factors that our board of directors may deem relevant.

Recent Sales of Unregistered Securities

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Persons

We did not purchase any of the Canopy Shares during the three months ended March 31, 2023.

Item 6. Reserved.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This Management’s Discussion and Analysis of our financial condition and results of operations (“MD&A”), which should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8 of this Comprehensive Form 10-K (the “Financial Statements”), provides additional information on our business, current developments, financial condition, cash flows and results of operations.

The discussion in this section has been impacted by the restatement described in the Explanatory Note at the beginning of this Comprehensive Form 10-K and in Note 2 and Note 36 of the consolidated financial statements of this Comprehensive Form 10-K. Certain of the financial and other information provided in this MD&A has been updated to reflect the restatement adjustments.

Our MD&A is organized as follows:

•
Part 1 - Business Overview. This section provides a general description of our business, which we believe is important in understanding the results of our operations, financial condition, and potential future trends.

•
Part 2 - Results of Operations. This section provides an analysis of our results of operations for (1) fiscal 2023 in comparison to fiscal 2022; (2) fiscal 2022 in comparison to fiscal 2021; (3) the quarterly period ended June 30, 2022 in comparison to June 30, 2021; (4) the quarterly period ended September 30, 2022 in comparison to September 30, 2021; and (5) the quarterly period ended December 31, 2022 in comparison to December 31, 2021.

•
Part 3 - Financial Liquidity and Capital Resources. This section provides an analysis of our cash flows and outstanding debt and commitments for fiscal 2023. Included in this analysis is a discussion of the amount of financial capacity available to fund our ongoing operations and future commitments.

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

We prepare and report our Financial Statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Our Financial Statements, and the financial information contained herein, are reported in thousands of Canadian dollars, except share and per share amounts or as otherwise stated. We have determined that the Canadian dollar is the most relevant and appropriate reporting currency as, despite continuing shifts in the relative size of our operations across multiple geographies, the majority of our operations are conducted in Canadian dollars and our financial results are prepared and reviewed internally by management in Canadian dollars.

In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Part 1, Item 1A, “Risk Factors” in this Comprehensive Form 10-K.

Part 1 - Business Overview

We are a world-leading cannabis and consumer packaged goods (“CPG”) company which produces, distributes, and sells a diverse range of cannabis, hemp, and CPG products. Cannabis products are principally sold for adult-use and medical purposes under a portfolio of distinct brands in Canada pursuant to the Cannabis Act, SC 2018, c 16 (the “Cannabis Act”), and globally pursuant to applicable international and Canadian legislation, regulations, and permits. Our other product offerings, which are sold by our subsidiaries in jurisdictions where it is permissible to do so, include: (i) Storz & Bickel GmbH (“Storz & Bickel”) vaporizers; (ii) BioSteel Sports Nutrition Inc. (“BioSteel”) sports nutrition beverages, hydration mixes, proteins and other specialty nutrition products; and (iii) This Works Products Ltd. (“This Works”) beauty, skincare, wellness and sleep products. Our core operations are in Canada, the United States, and Germany.

We currently offer product varieties in dried flower, extracts and concentrates, cannabis beverages, cannabis gummies and cannabis vapes with product availability varying based on provincial and territorial regulations. In Canada, our adult-use cannabis products are predominantly sold to provincial and territorial agencies under a “business-to-business” wholesale model, with those provincial and territorial agencies then being responsible for the distribution of our products to brick-and-mortar stores and for online retail sales. As described under “Recent Developments” below, in fiscal 2023, we completed the divestiture of our retail business across Canada, which included the retail stores operating under the Tweed and Tokyo Smoke banners under a “business-to-consumer” model.

Our Spectrum Therapeutics medical brand is a leader in medical cannabis. Spectrum Therapeutics produces and distributes a diverse portfolio of medical cannabis products to medical patients in Canada, and in several other countries where it is federally permissible to do so.

Subsequent to the passage of the U.S. Agricultural Improvement Act of 2018, in the United States, we currently offer a line of premium quality, hemp-derived wellness gummies, oils, softgels and topicals under the Martha Stewart CBD brand.

In June 2019, we implemented a plan of arrangement pursuant to an arrangement agreement (the “Original Acreage Arrangement Agreement”) with Acreage Holdings, Inc. (“Acreage”), a U.S. multi-state cannabis operator. In September 2020, we entered into a second amendment to the Original Acreage Arrangement Agreement (the “Acreage Amending Agreement”) and implemented an amended and restated plan of arrangement (the “Acreage Amended Arrangement”). Pursuant to the Acreage Amended Arrangement, following the occurrence or waiver (at our discretion) of changes in U.S. federal law to permit the general cultivation, distribution, and possession of marijuana or to remove the regulation of such activities from the federal laws of the United States (the “Triggering Event”) and subject to the satisfaction or waiver of the conditions set out in the Original Acreage Arrangement Agreement (as modified by the Acreage Amending Agreement), we: (i) agreed to acquire approximately 70% of the issued and outstanding shares of Acreage, and (ii) obtained the right (the “Acreage Floating Option”) to acquire the other approximately 30% of the issued and outstanding shares of Acreage. In connection with the Floating Share Arrangement Agreement (as defined below), Canopy Growth has irrevocably waived the Acreage Floating Option existing under the Existing Acreage Arrangement Agreement (as defined below). The acquisition of Acreage, if completed through Canopy USA (as defined below), will provide a pathway into cannabis markets in the United States; however, we and Acreage will continue to operate as independent companies until the acquisition of Acreage is completed.

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

As described below under “Recent Developments,” on October 25, 2022, we announced the implementation of our internal reorganization pursuant to which, among other things, we formed Canopy USA, LLC ("Canopy USA"), a new Delaware holding company (the “Reorganization”). Following the implementation of the Reorganization, as of October 24, 2022, Canopy USA holds certain U.S. cannabis investments that were previously held by Canopy Growth, which is expected to enable Canopy USA, following, among other things, the Meeting (as defined below) and the exercise of the Acreage Option (as defined below), including the issuance of the Fixed Shares (as defined below) to Canopy USA, to consummate the acquisitions of Acreage, Wana, and Jetty.

Our cannabis products contain THC, CBD, or a combination of these two cannabinoids which are found in the cannabis sativa plant species. THC is the primary psychoactive or intoxicating cannabinoid found in cannabis. We also refer throughout this MD&A to “hemp,” which is a term used to classify varieties of the cannabis sativa plant that contain CBD and 0.3% or less THC content (by dry weight). Conversely, references to the term “marijuana” refers to varieties of the cannabis sativa plant with more than 0.3% THC.

Our licensed operational capacity in Canada includes advanced manufacturing capability for oil and softgel encapsulation and pre-rolled joints. As described below under “Recent Developments,” in the fourth quarter of fiscal 2022 we announced a series of comprehensive steps to align our Canadian cannabis operations and resources in response to unfavorable market realities, including consolidating cultivation at our existing licensed facilities in Kincardine, Ontario and Kelowna, British Columbia, and moving to an adaptive third-party sourcing model for certain cannabis beverages, edibles, vapes and extracts.

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

•
BioSteel - includes the production, distribution and sale of consumer packaged goods including sports nutrition beverages, hydration mixes, proteins, and other specialty nutrition products; and

•
This Works - includes the production, distribution and sale of beauty, skincare, wellness and sleep products, some of which have been blended with hemp-derived CBD isolate.

These segments reflect how our operations are managed, how our Chief Executive Officer, who is the Chief Operating Decision Maker (“CODM”), allocates resources and evaluates performance, and how our internal management financial reporting is structured. Our CODM evaluates the performance of these segments, with a focus on: (i) segment net revenue, and (ii) segment gross margin as the measure of segment profit or loss. The information regarding segment net revenue and segment gross margin for the comparative periods has been restated to reflect the aforementioned change in reportable segments. The remainder of our operations include revenue derived from, and cost of sales associated with, our non-cannabis extraction activities and other ancillary activities; these are included within “other.”

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

Following the implementation of the Reorganization, as of October 24, 2022, Canopy USA holds an ownership interest in the following assets, among others:

•
Wana - The options to acquire 100% of the membership interests of Wana (the “Wana Options”), a leading cannabis edibles brand in North America.

•
Jetty - The options to acquire 100% of the shares of Jetty (the “Jetty Options”), a California-based producer of high-quality cannabis extracts and pioneer of clean vape technology.

Canopy Growth currently retains the option to acquire the issued and outstanding Class E subordinate voting shares (the “Fixed Shares”) of Acreage (the “Acreage Option”), representing approximately 70% of the total shares of Acreage, at a fixed share exchange ratio of 0.3048 of a Canopy Share per Fixed Share. Concurrently with the closing of the acquisition of the Fixed Shares pursuant to the exercise of the Acreage Option, the Fixed Shares will be issued to Canopy USA. In addition, Canopy USA has agreed to acquire all of the issued and outstanding Class D subordinate voting shares of Acreage (the “Floating Shares”) by way of a court-approved plan of arrangement (the “Floating Share Arrangement”) in exchange for 0.45 of a common share of Canopy Growth for each Floating Share held. Acreage is a leading vertically-integrated multi-state cannabis operator, with its main operations in densely populated states across the Northeast U.S. including New Jersey and New York.

In addition, as of October 24, 2022, Canopy USA held direct and indirect interests in the capital of TerrAscend Corp. (“TerrAscend”), a leading North American cannabis operator with vertically integrated operations and a presence in Pennsylvania, New Jersey, Michigan and California as well as licensed cultivation and processing operations in Maryland. Canopy USA’s direct and indirect interests in TerrAscend included: (i) 38,890,570 exchangeable shares in the capital of TerrAscend (the “TerrAscend Exchangeable Shares”), an option to purchase 1,072,450 TerrAscend common shares (the “TerrAscend Common Shares”) for an aggregate purchase price of $1.00 (the “TerrAscend Option”), and 22,474,130 TerrAscend Common Share purchase warrants previously held by Canopy Growth (the “TerrAscend Warrants”); and (ii) the debentures and loan agreement between Canopy Growth and certain TerrAscend subsidiaries. On December 9, 2022, Canopy USA and certain limited partnerships that are controlled by Canopy USA entered into a debt settlement agreement (the “TerrAscend Settlement Agreement”) with TerrAscend, TerrAscend Canada Inc. (“TerrAscend Canada”) and Arise Bioscience, Inc. (“Arise Bioscience” and, together with TerrAscend and TerrAscend Canada, the “TerrAscend Entities”) whereby $125,467 in aggregate loans, including accrued interest thereon, payable by certain subsidiaries of TerrAscend, were extinguished and 22,474,130 TerrAscend Warrants, being all of the previously issued TerrAscend Warrants controlled by Canopy USA (the “Prior Warrants”) were cancelled in exchange for: (i) 24,601,467 TerrAscend Exchangeable Shares at a notional price of $5.10 per TerrAscend Exchangeable Share; and (ii) 22,474,130 new TerrAscend Warrants (the “New Warrants” and, together with the TerrAscend Exchangeable Shares, the “New TerrAscend Securities”) with a weighted average exercise price of $6.07 per TerrAscend Common Share and expiring on December 31, 2032 (collectively, the “TerrAscend Arrangement”). Following the issuance of the New TerrAscend Securities, Canopy USA beneficially owns: (i) 63,492,037 TerrAscend Exchangeable Shares; (ii) 22,474,130 New Warrants; and (iii) the TerrAscend Option. The TerrAscend Exchangeable Shares can be converted into TerrAscend Common Shares at Canopy USA’s option, subject to the terms of the A&R Protection Agreement (as defined below).

Following the implementation of the Reorganization Canopy USA was determined to be a variable interest entity pursuant to ASC 810 - Consolidations and prior to the completion of the Reorganization Amendments (as defined below), Canopy Growth was determined to be the primary beneficiary of Canopy USA. As a result of such determination and in accordance with ASC 810, Canopy Growth consolidated the financial results of Canopy USA. On May 19, 2023, the Company and Canopy USA restructured the Company’s interests in Canopy USA by implementing the Reorganization Amendments such that Canopy Growth does not expect to consolidate the financial results of Canopy USA within the Company’s financial statements in accordance with U.S. GAAP. Refer to discussion below for further information regarding the Reorganization Amendments.

Ownership of U.S. Cannabis Investments

Following the implementation of the Reorganization, the shares and interests in Acreage, Wana, Jetty and TerrAscend are held, directly or indirectly, by Canopy USA, and Canopy Growth no longer holds a direct interest in any shares or interests in such entities, other than the Acreage Option. Canopy Growth holds non-voting and non-participating shares (the "Non-Voting Shares") in the capital of Canopy USA. The Non-Voting Shares do not carry voting rights, rights to receive dividends or other rights upon dissolution of Canopy USA. Following the Reorganization Amendments, the Non-Voting Shares are convertible into Class B shares of Canopy USA (the “Canopy USA Class B Shares”). The Company also has the right (regardless of the fact that its Non-Voting Shares are non-voting and non-participating) to appoint one member to the Canopy USA board of managers (the “Canopy USA Board”).

As of March 31, 2023, a third party investor owned all of the issued and outstanding Class A shares of Canopy USA (the “Canopy USA Common Shares”) and a wholly-owned subsidiary of the Company holds Non-Voting Shares in the capital of Canopy USA, representing approximately more than 99% of the issued and outstanding shares in Canopy USA on an as-converted basis.

On October 24, 2022, Canopy USA and the Company also entered into an agreement with, among others, Nancy Whiteman, the controlling shareholder of Wana, which was amended and restated on May 19, 2023, whereby subsidiaries of Canopy USA agreed to pay additional consideration in order to acquire the Wana Options and the future payments owed in connection with the exercise of the Wana Options will be reduced to US$3.00 in exchange for the issuance of Canopy USA Common Shares and Canopy Growth common shares (the “Wana Amending Agreement”). In accordance with the terms of the Wana Amending Agreement, Canopy USA Common Shares and Canopy Growth common shares will be issued to the shareholders of Wana, each with a value equal to 7.5% of the fair market value of Wana as of the later of: (i) the date that the Wana Options are exercised; and (ii) the T1 Investment (as defined below) closing date (the “Wana Valuation Date”) less any net debt of Wana as of the Wana Valuation Date plus any net cash of Wana as of Wana Valuation Date. The value of Wana and the number of Canopy USA Common Shares will be determined based on the fair market value of Wana and the Canopy USA Common Shares, respectively, as determined by an appraiser appointed by the Company and an appraiser appointed by the shareholders of Wana (and, if required, a third appraiser to be appointed by the initial two appraisers). The Canopy USA Common Shares and Canopy Growth common shares will only be issued to Ms. Whiteman, or entities controlled by Ms. Whiteman, on the later of: (i) the date of exercise of the Wana Options and (ii) the date that CBG and Greenstar, indirect, wholly-owned subsidiaries of CBI, have converted their Canopy Growth common shares into Exchangeable Shares (as defined below). The Wana Amending Agreement may be terminated and no Canopy USA Common Shares or Canopy Growth common shares will be issued to Ms. Whiteman, or entities controlled by Ms. Whiteman in the event that CBG and Greenstar have not converted their Canopy Growth common shares into Exchangeable Shares by the later of: (i) sixty days after the Meeting; or (ii) March 31, 2023. The Canopy USA Common Shares issuable to Ms. Whiteman, or entities controlled by Ms. Whiteman, will also be subject to a repurchase right exercisable at any time after the 36 month anniversary of the closing of the transaction contemplated by the Wana Amending Agreement (the “Wana Repurchase Right”) to repurchase all Canopy USA Common Shares that have been issued at a price per Canopy USA Common Share equal to the fair market value as determined by an appraiser. As part of this agreement, Canopy USA has granted Ms. Whiteman the right to appoint one member to the Canopy USA Board and a put right on the same terms and conditions as the Wana Repurchase Right.

Canopy Growth and Canopy USA have also entered into a protection agreement (the "Protection Agreement") to provide for certain covenants in order to preserve the value of the Non-Voting Shares held by Canopy Growth until such time as the Non-Voting Shares are converted in accordance with their terms, but does not provide Canopy Growth with the ability to direct the business, operations or activities of Canopy USA. The Protection Agreement was amended and restated in connection with the Reorganization Amendments (the "A&R Protection Agreement").

Upon closing of Canopy USA’s acquisition of Acreage, Canopy Growth will receive additional Non-Voting Shares from Canopy USA in consideration for the issuance of common shares of the Company that shareholders of Acreage will receive in accordance with the terms of the Existing Acreage Arrangement Agreement and the Floating Share Arrangement Agreement.

Until such time as Canopy Growth converts the Non-Voting Shares into Canopy USA Class B Shares, Canopy Growth will have no economic or voting interest in Canopy USA, Wana, Jetty, TerrAscend, or Acreage. Canopy USA, Wana, Jetty, TerrAscend, and Acreage will continue to operate independently of Canopy Growth.

Acreage Agreements

On October 24, 2022, Canopy Growth entered into an arrangement agreement with Canopy USA and Acreage, as amended (the “Floating Share Arrangement Agreement”), pursuant to which, subject to approval of the holders of the Floating Shares and the terms and conditions of the Floating Share Arrangement Agreement, Canopy USA will acquire all of the issued and outstanding Floating Shares by way of a court-approved plan on arrangement under the Business Corporations Act (British Columbia) (the “Floating Share Arrangement”) in exchange for 0.45 of a Company common share for each Floating Share held. In connection with the Floating Share Arrangement Agreement, Canopy Growth has irrevocably waived the Acreage Floating Option existing under the Existing Acreage Arrangement Agreement.

On October 24, 2022, the Company and Canopy USA entered into a third amendment to tax receivable agreement (the “Amended TRA”) with, among others, certain current or former unitholders (the “Holders”) of High Street Capital Partners, LLC, a subsidiary of Acreage (“HSCP”), pursuant to HSCP’s amended tax receivable agreement (the “TRA”) and related tax receivable bonus plans with Acreage. Pursuant to the Amended TRA, the Company, on behalf of Canopy USA, agreed to issue common shares of the Company with a value of US$30.4 million to certain Holders as consideration for the assignment of such Holder’s rights under the TRA to Canopy USA. As a result of the Amended TRA, Canopy USA is the sole member and beneficiary under the TRA. In connection with the foregoing, the Company issued: (i) 5,648,927 common shares with a value of $20.6 million (US$15.2 million) to certain Holders on November 4, 2022 as the first installment under the Amended TRA; and (ii) 7,102,081 common shares with a value of $20.6 million (US$15.2 million) to certain Holders on March 17, 2023, as the second installment under the Amended TRA. The Company, on behalf of Canopy USA, also agreed to issue common shares of the Company with a value of approximately US$19.6 million to certain eligible participants pursuant to HSCP’s existing tax receivable bonus plans to be issued immediately prior to completion of the Floating Share Arrangement.

On October 24, 2022, Canopy Growth and Canopy USA entered into voting support agreements with certain of Acreage’s directors, officers and consultants pursuant to which such persons have agreed, among other things, to vote their Floating Shares in favor of the Floating Share Arrangement, representing approximately 7.3% of the issued and outstanding Floating Shares.
In addition to shareholder and court approvals, the Floating Share Arrangement is subject to approval of the Amendment Proposal and applicable regulatory approvals including, but not limited to, Toronto Stock Exchange (“TSX”) approval and the satisfaction of certain other closing conditions customary in transactions of this nature. The Floating Share Arrangement received the requisite approval from the holders of Floating Shares at the special meeting of Acreage shareholders held on March 15, 2023 and on March 20, 2023 Acreage obtained a final order from the Supreme Court of British Columbia approving the Floating Share Arrangement. On March 17, 2023, the Floating Share Arrangement Agreement was amended to extend the Exercise Outside Date (as defined in the Floating Share Arrangement Agreement) from March 31, 2023 to May 31, 2023 and on May 31, 2023 the Floating Share Arrangement Agreement was further amended to extend the Exercise Outside Date to August 31, 2023. The completion of the Floating Share Arrangement is subject to satisfaction or, if permitted, waiver of certain closing conditions, including, among others, approval of the Amendment Proposal on or prior to the Exercise Outside Date.

It is intended that Canopy Growth’s existing option to acquire the Fixed Shares on the basis of 0.3048 of a Company common share per Fixed Share will be exercised after the Meeting in accordance with the terms of the arrangement agreement dated April 18, 2019, as amended on May 15, 2019, September 23, 2020 and November 17, 2020 (the “Existing Acreage Arrangement Agreement”). Canopy Growth will not hold any Fixed Shares or Floating Shares. Completion of the acquisition of the Fixed Shares following exercise of the Acreage Option is subject to the satisfaction of certain conditions set forth in the Existing Acreage Arrangement Agreement. The acquisition of the Floating Shares pursuant to the Floating Share Arrangement is anticipated to occur immediately prior to the acquisition of the Fixed Shares pursuant to the Existing Acreage Arrangement Agreement in late 2023 such that 100% of the issued and outstanding shares of Acreage will be owned by Canopy USA on closing of the acquisition of both the Fixed Shares and the Floating Shares.

On November 15, 2022, a wholly-owned subsidiary of Canopy Growth (the “Acreage Debt Optionholder”) and Acreage’s existing lenders (the “Lenders”) entered into an option agreement, which superseded the letter agreement dated October 24, 2022 between the parties, pursuant to which the Acreage Debt Optionholder was granted the right to purchase the outstanding principal, including all accrued and unpaid interest thereon, of Acreage’s debt, being an amount up to US$150.0 million (the “Acreage Debt”) from the Lenders in exchange for an option premium payment of $38.0 million (US$28.5 million) (the “Option Premium”), which was deposited into an escrow account on November 17, 2022. The Acreage Debt Optionholder has the right to exercise the option at its discretion, and if the option is exercised, the Option Premium will be used to reduce the purchase price to be paid for the outstanding Acreage Debt. In the event that Acreage repays the Acreage Debt on or prior to maturity, the Option Premium will be returned to the Acreage Debt Optionholder. In the event that Acreage defaults on the Acreage Debt and the Acreage Debt Optionholder does not exercise its option to acquire the Acreage Debt, the Option Premium will be released to the Lenders.

Special Shareholder Meeting

In connection with the Reorganization, Canopy Growth expects to hold a special meeting of shareholders (the “Meeting”) at which Canopy Growth shareholders will be asked to consider and, if deemed appropriate, to pass a special resolution authorizing an amendment to its articles of incorporation, as amended (the “Amendment Proposal”), in order to: (i) create and authorize the issuance of an unlimited number of a new class of non-voting and non-participating exchangeable shares in the capital of Canopy Growth (the “Exchangeable Shares”); and (ii) restate the rights of the Company’s common shares to provide for a conversion feature whereby each common share may at any time, at the option of the holder, be converted into one Exchangeable Share. The Exchangeable Shares will not carry voting rights, rights to receive dividends or other rights upon dissolution of Canopy Growth but will be convertible into common shares.

The Amendment Proposal must be approved by at least 66⅔% of the votes cast on a special resolution by Canopy Growth’s shareholders present in person or represented by proxy at the Meeting. On October 24, 2022, CBG and Greenstar, indirect, wholly-owned subsidiaries of CBI, entered into the Voting and Support Agreement with Canopy Growth. Pursuant to the terms of the Voting and Support Agreement, CBG and Greenstar agreed, subject to the terms and conditions thereof, among other things, to vote all of the Canopy Growth common shares beneficially owned, directed or controlled, directly or indirectly, by them for the Amendment Proposal.

In the event the Amendment Proposal is approved, and subject to the conversion by CBI of their Canopy Growth common shares into Exchangeable Shares, Canopy USA is expected to exercise the Wana Options and the Jetty Options. In the event the Amendment Proposal is not approved, Canopy USA will not be permitted to exercise its rights to acquire shares of Wana or Jetty, and the Floating Share Arrangement Agreement will be terminated. In such circumstances, Canopy will retain the Acreage Option under the Existing Acreage Arrangement Agreement and Canopy USA will continue to hold the Wana Options and the Jetty Options, as well as the TerrAscend Exchangeable Shares and other securities in the capital of TerrAscend. In addition, the Company is contractually required to cause Canopy USA to exercise its repurchase right to acquire the Canopy USA Common Shares held by the third party investors.

Balance Sheet Actions

On October 24, 2022, Canopy Growth entered into agreements with certain of its lenders under its term loan credit agreement dated March 18, 2021 (the “Credit Agreement”) pursuant to which Canopy Growth agreed to tender US$187.5 million of the principal amount outstanding thereunder at a discounted price of US$930 per US$1,000 or US$174.4 million in the aggregate (the “Paydown”). The first payment of approximately $117.5 million (US$87.9 million) was made on November 10, 2022 to reduce the principal indebtedness by approximately $126.3 million (US$94.4 million). The second payment of approximately $116.8 million (US$87.2 million) was made on April 17, 2023 to reduce principal indebtedness by approximately $125.6 million (US$93.8 million).

Canopy Growth also agreed with its lenders to amend certain terms of the Credit Agreement (collectively, the “Credit Agreement Amendments”). The Credit Agreement Amendments include, among other things: (i) reductions to the minimum Liquidity (as defined in the Credit Agreement) covenant to US$100.0 million; (ii) certain changes to the application of net proceeds from asset sales; (iii) the establishment of a new committed delayed draw term credit facility in an aggregate principal amount of US$100.0 million; and (iv) the elimination of the additional US$500.0 million incremental term loan facility.

Relationship with CBI

In connection with the Reorganization, CBI has indicated its current intention to convert all of its common shares of the Company into Exchangeable Shares, conditional upon the approval of the Amendment Proposal. However, any decision to convert will be made by CBI in its sole discretion, and CBI is not obligated to effect any such conversion.

In connection with the foregoing, on October 24, 2022, Canopy Growth entered into a consent agreement with CBG and Greenstar (the “Third Consent Agreement”), pursuant to which the parties agreed, among other things, that following the conversion by CBG and Greenstar of their respective Canopy Growth common shares into Exchangeable Shares, other than the Third Consent Agreement and the termination rights contained therein and the 4.25% unsecured senior notes due in 2023 (the “Canopy Notes”) held by Greenstar, all agreements between Canopy Growth and CBI, including the Second Amended and Restated Investor Rights Agreement, dated as of April 18, 2019, by and among certain wholly-owned subsidiaries of CBI and Canopy Growth (the “Second Amended and Restated Investor Rights Agreement”), will be terminated. Pursuant to the terms of the Third Consent Agreement, CBG and Greenstar also agreed, among other things, that at the time of the conversion by CBG and Greenstar of their Canopy Growth common shares into Exchangeable Shares, (i) CBG will surrender the warrants held by CBG to purchase 139,745,453 common shares for cancellation for no consideration; and (ii) all nominees of CBI that are currently sitting on the board of directors of Canopy Growth (the “Board”) will resign from the Board. In addition, pursuant to the Third Consent Agreement and following the Reorganization Amendments, Canopy Growth is contractually required to convert its Non-Voting Shares into Canopy USA Class B Shares and cause Canopy USA to repurchase the Canopy USA Common Shares held by certain third-party investors in Canopy USA in the event CBG and Greenstar have not converted their respective common shares into Exchangeable Shares by the later of: (i) sixty days after the Meeting; or (ii) February 28, 2023 (the “Termination Date”). The Third Consent Agreement will automatically terminate on the Termination Date.

In the event that CBI does not convert its Canopy Growth common shares into Exchangeable Shares, Canopy USA will not be permitted to exercise its rights to acquire the Fixed Shares from the Company or exercise its rights under the Wana Options or Jetty Options and the Floating Share Arrangement Agreement will be terminated. In such circumstances, Canopy Growth will retain the Acreage Option under the Existing Acreage Arrangement Agreement and Canopy USA will continue to hold the Wana Options and the Jetty Options, as well as the TerrAscend Exchangeable Shares and other securities in the capital of TerrAscend. If CBI does not convert its Canopy Shares into Exchangeable Shares, the Company is also contractually required to cause Canopy USA to exercise its repurchase right to acquire the Canopy USA Common Shares held by the third party investors.

Amendments to Canopy USA Structure

The Company is committed to both optimizing the value of Canopy USA and remaining in compliance with the Nasdaq listing requirements. The Company and Canopy USA effectuated certain changes to the initial structure of the Company’s interest in Canopy USA (collectively, the “Reorganization Amendments”) such that the Company does not expect to consolidate the financial results of Canopy USA within the Company’s financial statements, and therefore remain in compliance with the requirements of Nasdaq.

On May 19, 2023, the Company and Canopy USA implemented the Reorganization Amendments, which included, entering into the A&R Protection Agreement and amending and restating Canopy USA’s limited liability company agreement (the “A&R LLC Agreement”) in order to: (i) eliminate certain negative covenants that were previously granted by Canopy USA in favor of the Company as well as delegating to the managers of the Canopy USA Board not appointed by Canopy Growth the authority to approve the following key decisions (collectively, the “Key Decisions”): (a) the annual business plan of Canopy USA; (b) decisions regarding the executive officers of Canopy USA and any of its subsidiaries; (c) increasing the compensation, bonus levels or other benefits payable to any current, former or future employees or managers of Canopy USA or any of its subsidiaries; (d) any other executive compensation plan matters of Canopy USA or any of its subsidiaries; and (e) the exercise of the Wana Options or the Jetty Options, which for greater certainty means that the Company’s nominee on the Canopy USA Board will not be permitted to vote on any Key Decisions while the Company owns Non-Voting Shares; (ii) reduce the number of managers on the Canopy USA Board from four to three, including, reducing the Company’s nomination right to a single manager; (iii) amend the share capital of Canopy USA to, among other things, (a) create a new class of Canopy USA Class B Shares, which may not be issued prior to the conversion of the Non-Voting Shares or the Canopy USA Common Shares into Canopy USA Class B Shares; (b) amend the terms of the Non-Voting Shares such that the Non-Voting Shares will be convertible into Canopy USA Class B Shares (as opposed to Canopy USA Common Shares); and (c) amend the terms of the Canopy USA Common Shares such that upon conversion of all of the Non-Voting Shares into Canopy USA Class B Shares, the Canopy USA Common Shares will, subject to their terms, automatically convert into Canopy USA Class B Shares, provided that the number of Canopy USA Class B Shares to be issued to the former holders of the Canopy USA Common Shares will be equal to no less than 10% of the total issued and outstanding Canopy USA Class B Shares following such issuance. Accordingly, as a result of the Reorganization Amendments, in no circumstances will the Company, at the time of such conversions, own more than 90% of the Canopy USA Class B Shares.

In connection with the Reorganization Amendments, on May 19, 2023, Canopy USA and Huneeus 2017 Irrevocable Trust (the “Trust”) entered into a share purchase agreement (the “Trust SPA”), which sets out the terms of the Trust’s investment in Canopy USA in the aggregate amount of up to US$20 million. Agustin Huneeus, Jr. is the trustee of the Trust and is an affiliate of a shareholder of Jetty. Pursuant to the terms of the Trust SPA, the Trust will, subject to certain terms and conditions contained in the Trust SPA be issued Canopy USA Common Shares in two tranches with an aggregate value of up to US$10 million along with warrants of Canopy USA to acquire additional Canopy USA Common Shares. In addition, subject to the terms of the Trust SPA, the

Trust has also been granted options to acquire additional Voting Shares (as defined in the A&R LLC Agreement) with a value of up to an additional US$10 million and one such additional option includes the issuance of additional warrants of Canopy USA.

In addition, subject to the terms and conditions of the A&R Protection Agreement and the terms of the option agreements to acquire Wana and Jetty, as applicable, Canopy Growth may be required to issue additional common shares in satisfaction of certain deferred and/or option exercise payments to the shareholders of Wana and Jetty. Canopy Growth will receive additional Non-Voting Shares from Canopy USA as consideration for any Company common shares issued in the future to the shareholders of Wana and Jetty.

Canadian Cannabis Operations Restructuring

On February 9, 2023, we announced a series of comprehensive steps to align our Canadian cannabis operations and resources in response to unfavorable market realities, which include:

•
Transitioning to an asset-light model by: (i) exiting cannabis flower cultivation in our Smiths Falls, Ontario facility; (ii) ceasing the sourcing of cannabis flower from our Mirabel, Quebec facility; and (iii) consolidating cultivation at our existing facilities in Kincardine, Ontario and Kelowna, British Columbia; and

•
Moving to an adaptive third-party sourcing model for all cannabis beverages, edibles, vapes, and extracts which will enable us to select and bring to market exciting and exclusive formats without the required investment in research and development and production footprint.

Accordingly, we intend to close and sell the 1 Hershey Drive facility in Smiths Falls, Ontario, consolidate flower, pre-rolled joints, softgel, and oil manufacturing in our current beverage production facility in Smiths Falls, Ontario and have reduced headcount across the business by approximately 800 full-time positions during fiscal 2023. We also intend to rationalize our cannabis extraction activities across Canada. Additionally, in March 2023, we completed the purchase of the remaining 45% of the common shares of Les Serres Vert Cannabis Inc. (“Vert Mirabel”) for consideration consisting of cash and our common shares, thereby increasing our interest in the entity to 100%. In connection with that acquisition, we terminated the lease for the facility in Mirabel, Quebec and we are ceasing the sourcing of cannabis flower from the Mirabel, Quebec facility.

Divestiture of Canadian Retail Operations

On September 27, 2022, we announced entering into the following two agreements to divest our retail business in Canada, which includes the retail stores operating under the Tweed and Tokyo Smoke banners.

The first agreement (the “OEGRC Agreement”) was entered into with OEG Retail Cannabis (“OEGRC”), a prior Canopy Growth licensee partner that previously owned and operated our franchised Tokyo Smoke stores in Ontario. As part of the OEGRC Agreement, OEGRC acquired ownership of 23 of our corporate-owned retail stores in Manitoba, Saskatchewan, and Newfoundland and Labrador, as well as all Tokyo Smoke-related intellectual property (the “OEGRC Transaction”). In connection with the OEGRC Transaction, the Tokyo Smoke brand has been transferred to OEGRC and all acquired retail stores branded as Tweed will be rebranded by OEGRC. In addition, the master franchise agreement between us and OEGRC, pursuant to which OEGRC licenses the Tokyo Smoke brand in Ontario, was terminated effective on the closing of the OEGRC Transaction. The OEGRC Transaction closed on December 30, 2022.

The second agreement (the “FOUR20 Agreement”) was entered into with 420 Investments Ltd. (“FOUR20”), a licensed cannabis retailer, pursuant to which FOUR20 acquired the ownership of five of our corporate-owned retail stores in Alberta (the “FOUR20 Transaction”). Pursuant to the FOUR20 Agreement, these stores will be rebranded under FOUR20’s retail banner following the closing of the FOUR20 Transaction. The FOUR20 Transaction closed on October 26, 2022.

Registered Direct Offering of Convertible Debentures

On February 21, 2023, we entered into a subscription agreement (the “Convertible Debenture Agreement”) with an institutional investor (the “Institutional Investor”) pursuant to which the Institutional Investor agreed to purchase up to US$150.0 million aggregate principal amount of senior unsecured convertible debentures (“Convertible Debentures”) in a registered direct offering. The Convertible Debentures were issued under the indenture dated February 21, 2023 (the “Indenture”) between us and Computershare Trust Company of Canada, in its capacity as trustee. Pursuant to the Convertible Debenture Agreement, an initial $135.2 million (US$100.0 million) aggregate principal amount of the Convertible Debentures were sold to the Institutional Investor on February 21,

2023, and the remaining US$50.0 million aggregate principal amount of the Convertible Debentures will be issued and paid for in the event that certain conditions outlined in the Indenture are satisfied or waived.

The Convertible Debentures bear interest at a rate of 5.0% per annum from the date of issuance, payable at the earlier of: (i) the time of conversion of the Convertible Debentures; or (ii) February 28, 2028 (the “Maturity Date”), in each case, in Canopy Shares. No cash payment or any other property of Canopy Growth will be payable by us to the Institutional Investor in connection with, or as a result of, the issuance, conversion or repayment of the Convertible Debentures. The Convertible Debentures are convertible into our common shares at the option of the Institutional Investor at any time or times prior to the Maturity Date, at a conversion price equal to 92.5% of the volume-weighted average price of our common shares during the three consecutive trading days ending on the business day immediately prior to the date of conversion. On the Maturity Date, the principal amount of the Convertible Debentures, including any accrued but unpaid interest, will also be paid in our common shares. As of June 16, 2023, the amount outstanding under the Convertible Debentures was $7.1 million.

Refinancing of $100.0 Million of Canopy Notes Due in 2023

On April 13, 2023, we entered into an exchange agreement (the “April 2023 Exchange Agreement”) with Greenstar in order to extinguish $100.0 million aggregate principal amount of our outstanding Canopy Notes. Pursuant to the April 2023 Exchange Agreement, we agreed to acquire and cancel $100.0 million aggregate principal amount of the Canopy Notes held by Greenstar in exchange for: (i) a cash payment to Greenstar in the amount of the unpaid and accrued interest owing under the Canopy Notes held by Greenstar; and (ii) a promissory note of $100.0 million maturing December 31, 2024 bearing interest at a rate of 4.25% per annum, payable in cash on maturity (the “CBI Note”). As a result, Greenstar no longer holds any Canopy Notes.

Agreements with Indiva

On May 30, 2023, we entered into a license assignment and assumption agreement with Indiva and its subsidiary, Indiva Inc., providing us exclusive rights and interests to manufacture, distribute, and sell Wana branded products in Canada. Simultaneously, we and Indiva also entered into a contract manufacturing agreement, under which we will grant Indiva the exclusive right to manufacture and supply Wana branded products in Canada for five years, with the ability to renew for an additional five-year term upon mutual agreement of the parties.

We also subscribed for 37.2 million common shares of Indiva for an aggregate purchase price of $2.2 million. In addition, we agreed to make the following cash payments to Indiva: (i) $0.8 million on May 30, 2023; and (ii) $1.3 million on May 30, 2024.

Management Cease Trade Order

On May 10, 2023, the Company filed a material change report with the Canadian securities regulators and a Current Report on Form 8-K with the SEC pursuant to which the Company announced that as a result of preliminary findings from its internal review, the Company’s Prior Financial Statements should no longer be relied upon because of certain material misstatements contained in the Prior Financial Statements (the “Default”). On June 2, 2023, the Ontario Securities Commission issued a management cease trade order against David Klein, the Company’s Chief Executive Officer and Judy Hong, the Company’s Chief Financial Officer as a result of the Default. The management cease trade order prohibits Mr. Klein and Ms. Hong from trading in the securities of the Company until two full business days following the filing of the Company’s Comprehensive Form 10-K, following which the management cease trade order may be lifted.

Factors Impacting our Business

We believe our future success will primarily depend on the following factors:

Building a North American Cannabis Powerhouse by Accelerating Growth of Mainstream and Premium Brands - The heart of our business is in North America with our roots in Canada and investments in the U.S. Our brands include some of the best-known brands in the cannabis space such as Tweed, DOJA, Vert, HiWay, 7ACRES and Deep Space in our Canadian adult-use market, and Spectrum Therapeutics in the Canadian medical market. Additionally, our Storz & Bickel line of devices complement our suite of cannabis brands and products. As markets continue to evolve, we believe the role of brands will become even more prominent in the consumer’s desire for trustworthy products that deliver quality, consistency and experience. We are investing in our brands to continue being leaders in the market and strengthening their relationship with the consumer.

The establishment of Canopy USA (as described under “Recent Developments” above) has been a stepping stone towards maximizing the value of our previously held conditional U.S. THC investments. Canopy USA’s brands, including those held by Acreage, Wana and Jetty, establish a foundation for us to fast track entry into the world’s largest and fastest growing cannabis market. We believe Canopy USA will allow us to further expand the reach of our premium brand portfolio of products and, while Canopy

Growth does not expect to consolidate the financial results of Canopy USA, we expect that it will provide an opportunity to highlight the value of Canopy USA’s THC investments to our shareholders following the acquisition of Acreage, Wana and Jetty by Canopy USA. Canopy USA is expected to generate revenues and cost synergies by leveraging its own premium brands, routes to market and operations, establishing a functioning U.S. cannabis ecosystem. Canopy USA is expected to generate revenues and cost synergies by leveraging its own premium brands, routes to market and operations, establishing a functioning U.S. cannabis ecosystem in its 21-state footprint.

Beyond the United States, we have taken significant steps towards building our Canadian business to drive profitability and maintain our position as one of Canada’s lasting cannabis producers by being steadfast on developing our route to market and fostering strong relationships along our supply chain.

Delivering Best-in-Class Service to Our Customers with Our Purpose-Built Route to Market – In addition to building our branded portfolio, we continuously pursue opportunities to be the partner of choice to our customers. In our core markets, we have invested in quality execution and distribution networks to drive sustainable growth across our priority brands and products. Our North American sales team is the cornerstone of our route to market and positions us to foster a direct relationship with our customers. We face competition in the markets in which we operate. The principal factors on which we compete are the quality and variety of cannabis products, the speed with which our product offerings are brought to market, brand recognition, pricing, and product innovation. We believe our focus on becoming a leading brand-focused, product development company that matches products and consumer preferences in the cannabis market, enables us to provide better quality consumer products, grow our Canadian business and capture increased market share in Canada. We understand that the success of our brands is only achievable with the support of customers, and we are committed to providing the highest level of service not only with our relationships but also with our insights, education, efficiency, reliability and cost management. As consumer needs and trends evolve, we are continuing to focus our efforts on product categories with the highest and most tangible profit opportunities that align with consumer desires and customer needs. At the same time, we are significantly optimizing our wholesale capabilities without expanding our asset footprint to ensure that our products have the broadest distribution in our highest profit geographies.

Executing an Asset-Light Approach – As described under “Recent Developments” above, we have announced a series of steps to transition to an asset-light model. These steps include consolidating cultivation at our existing facilities in Kincardine, Ontario and Kelowna, British Columbia, and moving to an adaptive third-party sourcing model for certain cannabis beverages, edibles, vapes, and extracts. This model is expected to allow us to procure raw materials from local and/or regional suppliers to complement our owned operations. Our success will depend on our ability to execute on our transition to an asset-light model, including: (i) procuring high-quality products from our suppliers; (ii) focusing our resources on our core strengths of building brands and strong routes to market; and (iii) realizing the benefit of our cost reduction and infrastructure footprint optimization plans.

Driving to Maintain Our Leadership Position with Medical Cannabis Patients Worldwide - We are committed to the high-quality production of medical cannabis products and are equally committed to helping medical professionals responsibly authorize, and consumers to responsibly use, our products. Our commitment to addressing the safety and effectiveness of our products is a critical strategic imperative which also helps differentiate us in the growing cannabis market. To remain successful, we must provide consumers with confidence in our products and the information they need to use them appropriately. We must also maintain the trust of regulatory authorities through our leadership in product safety and responsible use. Internationally, we have made significant investments in our operations within Europe and are well-positioned to pursue international growth opportunities with our strong medical cannabis brands and distribution networks. We intend to fuel the demand for our European Union Good Manufacturing Practices (“EU GMP”) certified medical grade cannabis internationally with supply from within Europe or from our Canadian facilities. We will continue to maximize our existing routes to market to further our execution on our international growth plans, while leveraging our cannabis expertise and well-established medical brands.

Part 2 - Results of Operations

Discussion of Fiscal 2023 Results of Operations

The following table presents selected consolidated financial information for the years ended March 31, 2023 and 2022:

	Years ended March 31,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2023	2022	$ Change	% Change
		(As Restated)
Selected consolidated financial information:
Net revenue	$402,904	$510,321	$(107,417)	(21%)
Gross margin percentage	(26%)	(40%)	-	1,400 bps
Net loss	$(3,309,546)	$(330,567)	$(2,978,979)	901%
Net loss attributable to Canopy Growth Corporation	$(3,278,158)	$(310,043)	$(2,968,115)	957%
Basic and diluted loss per share[1]	$(7.07)	$(0.79)	$(6.28)	795%

[1]For the year ended March 31, 2023, the weighted average number of outstanding common shares, basic and diluted, totaled 463,724,414 (year ended March 31, 2022 - 391,324,285).

Net Revenue

We report net revenue in five segments: (i) Canada cannabis; (ii) rest-of-world cannabis; (iii) Storz & Bickel; (iv) BioSteel; and (v) This Works. Revenue derived from the remainder of our operations are included within “other.” Results for the comparative periods have been restated to reflect the change in segments. The following table presents segmented net revenue by channel for the years ended March 31, 2023 and 2022:

Revenue by Channel	Years ended March 31,
(in thousands of Canadian dollars)	2023	2022	$ Change	% Change
		(As Restated)
Canada cannabis
Canadian adult-use cannabis
Business-to-business[1]	$95,026	$143,732	$(48,706)	(34%)
Business-to-consumer	36,243	61,570	(25,327)	(41%)
	131,269	205,302	(74,033)	(36%)
Canadian medical cannabis net revenue[2]	55,798	52,608	3,190	6%
	$187,067	$257,910	$(70,843)	(27%)
Rest-of-world cannabis
C3	-	36,113	(36,113)	(100%)
Other rest-of-world cannabis[3]	38,949	43,193	(4,244)	(10%)
	$38,949	$79,306	$(40,357)	(51%)

Storz & Bickel	$64,845	$85,410	$(20,565)	(24%)
BioSteel[4]	$69,649	$34,622	$35,027	101%
This Works	$26,029	$32,296	$(6,267)	(19%)
Other	16,365	20,777	(4,412)	(21%)

Net revenue	$402,904	$510,321	$(107,417)	(21%)

[1] Reflects excise taxes of $43,071 and other revenue adjustments, representing our determination of returns and pricing adjustments, of $3,503 for the year ended March 31, 2023 (year ended March 31, 2022 - excise taxes of $56,666 and other revenue adjustments of $7,300).

[2] Reflects excise taxes of $4,926 for the year ended March 31, 2023 (year ended March 31, 2022 - $5,227).
[3] Reflects other revenue adjustments of $8,569 for the year ended March 31, 2023 (year ended March 31, 2022 - $4,288).
[4] Reflects other revenue adjustments of $14,161 for the year ended March 31, 2023 (year ended March 31, 2022 - $9,876).

Net revenue was $402.9 million in fiscal 2023, as compared to $510.3 million in fiscal 2022. The year-over-year decrease is primarily attributable to: (i) the continuing decrease in net revenue from our Canada cannabis segment, as increased competition in the Canadian adult-use market has resulted in lower sales velocities, continued price compression, and reduced traffic at our corporate-owned retail stores (prior to their divestiture); (ii) the divestiture of our interest in C3 Cannabinoid Compound Company GmbH (“C3”) in the fourth quarter of fiscal 2022; (iii) the divestiture of our retail business in Canada with the closing of the FOUR20 Transaction on

October 26, 2022 and the OEGRC Transaction on December 30, 2022, as described above under “Recent Developments”; (iv) a decline in our U.S. CBD business, as we focused our product and brand offerings; (v) lower bulk cannabis sales; and (vi) a decrease in revenues from our Storz & Bickel and This Works businesses. These decreases were partially offset by: (i) growth in our BioSteel business, resulting from the expansion of our distribution and retail channels; and (ii) international cannabis sales growth, particularly in Australia.

Canada cannabis

Net revenue from our Canada cannabis segment was $187.1 million in fiscal 2023, as compared to $257.9 million in fiscal 2022.

Canadian adult-use cannabis net revenue was $131.3 million in fiscal 2023, as compared to $205.3 million in fiscal 2022.

•
Net revenue from the business-to-business channel was $95.0 million in fiscal 2023, as compared to $143.7 million in fiscal 2022. The year-over-year decrease is primarily attributable to: (i) the continuing impacts of price compression across all categories of the Canadian adult-use market, predominantly resulting from increased competition; and (ii) lower sales volumes across the premium and value-priced categories of the Canadian adult-use market. These factors were partially offset by a more favorable product mix due primarily to a decrease in the volume of value-priced dried product sold compared to the prior year.
•
Revenue from the business-to-consumer channel was $36.2 million in fiscal 2023, as compared to $61.6 million in fiscal 2022. The year-over-year decrease is primarily attributable to: (i) the divestiture of our retail business in Canada with the closing of the FOUR20 Transaction on October 26, 2022 and the OEGRC Transaction on December 30, 2022, as described under “Recent Developments” above; (ii) the continuing rapid increase in the number of third-party owned retail stores across Canada, which has resulted in increased competition for traffic at our corporate-owned stores which we operate in certain provinces; and (iii) price compression resulting from the increased competition.

Canadian medical cannabis net revenue was $55.8 million in fiscal 2023, as compared to $52.6 million in fiscal 2022. The year-over-year increase is primarily attributable to an increase in the average size of medical orders placed by our customers due largely to a shift in our customer mix, and a larger assortment of cannabis product choices offered to our customers. These factors were partially offset by a year-over-year decrease in the total number of medical orders, which was primarily related to the increasing number of adult-use cannabis retail stores across Canada.

Rest-of-world cannabis

Rest-of-world cannabis revenue was $38.9 million in fiscal 2023, as compared to $79.3 million in fiscal 2022. The year-over-year decrease is attributable to:

•
The divestiture of C3, which resulted in a decrease in revenue of $36.1 million as compared to fiscal 2022; and
•
A year-over-year decrease of $4.2 million in other rest-of-world cannabis revenue, primarily attributable to: (i) a decline in revenue in our U.S. CBD business following our strategy shift initiated in the fourth quarter of fiscal 2022 to re-focus and refine our portfolio of product and brand offerings on premium products, and we recognized additional variable consideration which we expect to incur as a result; and (ii) a decrease in bulk cannabis sales relative to fiscal 2022. These declines were partially offset by the year-over-year growth in our global medical cannabis business, particularly in Australia.

Storz & Bickel

Revenue from Storz & Bickel was $64.8 million in fiscal 2023, as compared to $85.4 million in fiscal 2022. The year-over-year decrease is primarily attributable to: (i) the slowdown in consumer spending in North America and Europe; and (ii) temporary disruptions with certain distributors.

BioSteel

Revenue from BioSteel was $69.6 million in fiscal 2023, as compared to $34.6 million in fiscal 2022. The year-over-year increase is primarily attributable to the growth in our distribution and retail channels, which resulted in increased sales velocities, primarily in Canada. Each of BioSteel’s major product lines contributed to the year-over-year revenue growth.

This Works

Revenue from This Works was $26.0 million in fiscal 2023, as compared to $32.3 million in fiscal 2022. The year-over-year decrease is primarily attributable to: (i) softer performance relative to fiscal 2022 in certain of our product lines, particularly our “Sleep” line; and (ii) the slowdown in consumer spending in North America and Europe.

Cost of Goods Sold and Gross Margin

The following table presents cost of goods sold, gross margin and gross margin percentage on a consolidated basis for the years ended March 31, 2023 and 2022:

	Years ended March 31,
(in thousands of Canadian dollars except where indicated)	2023	2022	$ Change	% Change
		(As Restated)
Net revenue	$402,904	$510,321	$(107,417)	(21%)

Cost of goods sold	$507,044	$713,457	$(206,413)	(29%)
Gross margin	(104,140)	(203,136)	98,996	49%
Gross margin percentage	(26%)	(40%)	-	1,400 bps

Cost of goods sold was $507.0 million in fiscal 2023, as compared to $713.5 million in fiscal 2022. Our gross margin was $(104.1) million in fiscal 2023, or (26%) of net revenue, as compared to a gross margin of $(203.1) million and gross margin percentage of (40%) of net revenue in fiscal 2022. The year-over-year increase in the gross margin percentage was primarily attributable to:

•
A year-over-year reduction in restructuring charges recorded in cost of goods sold. In fiscal 2022, we recognized restructuring charges totaling $123.7 million relating to inventory write-downs and other charges resulting primarily from: (i) strategic changes to our business that were initiated in fiscal 2022, including the shift to a contract manufacturing model for certain product formats and the closure of certain production facilities; and (ii) amounts deemed excess based on current and projected market demand. Comparatively, in fiscal 2023, we recognized restructuring charges totaling $90.5 million relating to inventory write-downs and other associated charges resulting primarily from: (i) the strategic changes to our business that were initiated in the fourth quarter of fiscal 2023 (as described under “Recent Developments” above), including the progressive closure of our production facility at 1 Hershey Drive in Smiths Falls, Ontario; (ii) the aforementioned strategic changes to our business initiated in fiscal 2022; (iii) charges associated with certain contract manufacturing agreements held by BioSteel that are not expected to recur past fiscal 2023; and (iv) inventory write-downs, primarily related to aging inventory.
•
Inventory write-downs recorded in the second and fourth quarters of fiscal 2022 primarily related to excess Canadian cannabis inventory, resulting from underperformance relative to forecast as well as declines in expected near-term demand;
•
The realized benefit of our cost savings program and strategic changes to our business that were initiated both in the fourth quarter of fiscal 2022, and in the fourth quarter of fiscal 2023 as described under “Recent Developments” above; and
•
Charges totaling $11.8 million recognized in fiscal 2022 relating to the flow-through of inventory step-up associated with the acquisition of The Supreme Cannabis Company, Inc. (“Supreme Cannabis”) in the first quarter of fiscal 2022.

These factors impacted our gross margin percentage in fiscal 2023 and were partially offset by the following:

•
A decrease in the amount of payroll subsidies received from the Canadian government, pursuant to a COVID-19 relief program, from $24.4 million in fiscal 2022 to $1.6 million in fiscal 2023; and
•
A shift in the business mix relative to fiscal 2022, resulting from a decrease in the proportionate revenue contribution from the higher-margin C3 business as a result of the completion of the divestiture of C3 on January 31, 2022.

We report gross margin and gross margin percentage in five segments: (i) Canada cannabis; (ii) rest-of-world cannabis; (iii) Storz & Bickel; (iv) BioSteel; and (v) This Works. Cost of sales associated with the remainder of our operations are included within “other.” Results for the comparative periods have been restated to reflect the change in segments. The following table presents segmented gross margin and gross margin percentage for the years ended March 31, 2023 and 2022:

	Years ended March 31,
(in thousands of Canadian dollars except where indicated)	2023	2022	$ Change	% Change
		(As Restated)
Canada cannabis segment
Net revenue	$187,067	$257,910	$(70,843)	(27%)
Cost of goods sold	282,358	470,730	(188,372)	(40%)
Gross margin	(95,291)	(212,820)	117,529	55%
Gross margin percentage	(51%)	(83%)		3,200 bps

Rest-of-world cannabis segment
Revenue	$38,949	$79,306	$(40,357)	(51%)
Cost of goods sold	42,271	108,181	(65,910)	(61%)
Gross margin	(3,322)	(28,875)	25,553	88%
Gross margin percentage	(9%)	(36%)		2,700 bps

Storz & Bickel segment
Revenue	$64,845	$85,410	$(20,565)	(24%)
Cost of goods sold	38,733	48,126	(9,393)	(20%)
Gross margin	26,112	37,284	(11,172)	(30%)
Gross margin percentage	40%	44%		(400) bps

BioSteel segment
Revenue	$69,649	$34,622	$35,027	101%
Cost of goods sold	110,262	50,344	59,918	119%
Gross margin	(40,613)	(15,722)	(24,891)	(158%)
Gross margin percentage	(58%)	(45%)		(1,300) bps

This Works segment
Revenue	$26,029	$32,296	$(6,267)	(19%)
Cost of goods sold	15,824	17,496	(1,672)	(10%)
Gross margin	10,205	14,800	(4,595)	(31%)
Gross margin percentage	39%	46%		(700) bps

Other
Cost of goods sold	$17,596	$18,580	$(984)	(5%)

Canada cannabis

Gross margin for our Canada cannabis segment was $(95.3) million in fiscal 2023, or (51%) of net revenue, as compared to $(212.8) million in fiscal 2022, or (83%) of net revenue. The year-over-year increase in the gross margin percentage was primarily attributable to:

•
The previously-described inventory write-downs we recorded in the second and fourth quarters of fiscal 2022;
•
The realized benefit of our cost savings program and strategic changes to our business that were initiated in the fourth quarter of fiscal 2022; and
•
Charges totaling $11.8 million recognized in fiscal 2022 relating to the flow-through of inventory step-up associated with the acquisition of Supreme Cannabis in the first quarter of fiscal 2022.

These factors were partially offset by:

•
A year-over-year increase in restructuring charges recorded in cost of goods sold. In fiscal 2022, we recognized restructuring charges totaling $67.5 million relating primarily to inventory-write-downs and other charges resulting from: (i) the strategic changes to our business that were initiated in fiscal 2022; and (ii) amounts deemed excess based on current and projected market demand. Comparatively, in fiscal 2023, we recognized restructuring charges totaling $71.3 million relating to inventory write-downs and other associated charges resulting primarily from the strategic changes to our business that were initiated in the fourth quarter of fiscal 2023, including the closure of our production facility at 1 Hershey Drive in Smiths Falls, Ontario; and
•
A decrease in the amount of payroll subsidies received from the Canadian government, pursuant to a COVID-19 relief program, from of $24.4 million in fiscal 2022 to $1.6 million in fiscal 2023.

Rest-of-world cannabis

Gross margin for our rest-of-world cannabis segment was $(3.3) million in fiscal 2023, or (9%) of net revenue, as compared to $(28.9) million in fiscal 2022, or (36%) of net revenue. The year-over-year increase in the gross margin percentage is primarily attributable to:

•
A year-over-year reduction in restructuring charges recorded in cost of goods sold. In fiscal 2022, we recognized restructuring charges totaling $56.2 million relating to inventory write-downs resulting primarily from the strategic changes to our business that were initiated in fiscal 2022, including the shift to a contract manufacturing model for certain product formats and the closure of certain production facilities. Comparatively, in fiscal 2023, we recognized restructuring charges totaling $8.2 million relating to inventory write-downs at our U.S. CBD business primarily associated with the aforementioned strategic changes to our business; and (ii) amounts deemed excess based on current and projected demand; and
•
The realized benefit of our cost savings program and the aforementioned strategic changes to our business that were initiated in the fourth quarter of fiscal 2022, and the re-focusing of our U.S. CBD product and brand portfolio.

These factors were partially offset by:

•
The decrease in the proportionate revenue contribution from the higher-margin C3 business relative to fiscal 2022, as a result of the completion of the divestiture of C3 on January 31, 2022; and
•
A reduction in bulk cannabis sales relative to fiscal 2022, and an adjustment related to a customer in Israel in the third quarter of fiscal 2023 which further impacted revenue.

Storz & Bickel

Gross margin for our Storz & Bickel segment was $26.1 million in fiscal 2023, or 40% of net revenue, as compared to $37.3 million in fiscal 2022, or 44% of net revenue. The year-over-year decrease in the gross margin percentage is primarily attributable to the decline in revenues, as described above, and the associated impact on Storz & Bickel’s operating leverage.

BioSteel

Gross margin for our BioSteel segment was $(40.6) million in fiscal 2023, or (58%) of net revenue, as compared to $(15.7) million in fiscal 2022, or (45%) of net revenue. The year-over-year decrease in the gross margin percentage is primarily attributable to: (i) charges of $8.7 million relating to costs associated with certain contract manufacturing agreements that are not expected to recur past fiscal 2023; and (ii) inventory write-downs, primarily related to aging inventory.

This Works

Gross margin for our This Works segment was $10.2 million in fiscal 2023, or 39% of net revenue, as compared to $14.8 million in fiscal 2022, or 46% of net revenue. The year-over-year decrease in the gross margin percentage is primarily attributable to restructuring charges of $2.3 million recorded in fiscal 2023 relating to inventory write-downs associated with the strategic changes to our business that were initiated in the fourth quarter of fiscal 2022.

Operating Expenses

The following table presents operating expenses for the years ended March 31, 2023 and 2022:

	Years ended March 31,
(in thousands of Canadian dollars)	2023	2022	$ Change	% Change
Operating expenses
General and administrative	$117,645	$128,883	$(11,238)	(9%)
Sales and marketing	243,451	239,280	4,171	2%
Research and development	21,718	32,344	(10,626)	(33%)
Acquisition-related costs	35,694	11,060	24,634	223%
Depreciation and amortization	37,717	61,189	(23,472)	(38%)
Selling, general and administrative expenses	456,225	472,756	(16,531)	(3%)

Share-based compensation	31,188	39,534	(8,346)	(21%)
Share-based compensation related to acquisition milestones	-	7,991	(7,991)	(100%)
Share-based compensation expense	31,188	47,525	(16,337)	(34%)

Asset impairment and restructuring costs	2,256,742	369,339	1,887,403	511%
Total operating expenses	$2,744,155	$889,620	$1,854,535	208%

Selling, general and administrative expenses

Selling, general and administrative expenses were $456.2 million in fiscal 2023, as compared to $472.8 million in fiscal 2022.

General and administrative expense was $117.6 million in fiscal 2023, as compared to $128.9 million in fiscal 2022. The year-over-year decrease is due primarily to:

•
The restructuring actions initiated in the fourth quarter of fiscal 2022, which included operational changes designed to align general and administrative costs with business objectives, and further streamline the organization to drive process-related efficiencies. We realized reductions relative to fiscal 2022, primarily in relation to: (i) compensation costs for finance, information technology, legal and other administrative functions; (ii) third-party costs associated with administrative functions; (iii) professional consulting fees; and (iv) facilities and insurance costs.
•
The above cost reductions were partially offset by a year-over-year decrease in the amount of payroll subsidies received from the Canadian government pursuant to a COVID-19 relief program. We received payroll subsidies in the amount of $2.9 million in fiscal 2023, as compared to $42.9 million received in fiscal 2022.

Sales and marketing expense was $243.5 million in fiscal 2023, as compared to $239.3 million in fiscal 2022. The year-over-year increase is primarily attributable to investments in BioSteel, including costs related to the National Hockey League sponsorship, mostly offset by cost reductions related to the restructuring actions initiated in the fourth quarter of fiscal 2022.

Research and development expense was $21.7 million in fiscal 2023, as compared to $32.3 million in fiscal 2022. The year-over-year decrease is primarily attributable to cost reductions associated with the previously-noted restructuring actions that were initiated in the fourth quarter of fiscal 2022. We continued to realize reductions in compensation costs and concluded or curtailed certain research and development projects in-line with the rationalization of our initiatives to focus on opportunities outside of pharmaceutical drug development. We also realized a reduction in research and development costs associated with the completion of the divestiture of C3 on January 31, 2022, which resulted in no research and development expense being recorded in relation to C3 in fiscal 2023.

Acquisition-related costs were $35.7 million in fiscal 2023, as compared to $11.1 million in fiscal 2022. In fiscal 2023, costs were incurred primarily in relation to the Reorganization and the divestiture of certain of our corporate-owned retail stores in Canada in connection with the OEGRC Transaction and the FOUR20 Transaction (each of which are described under “Recent Developments” above), and evaluating other potential acquisition opportunities. Comparatively, in fiscal 2022, costs were incurred primarily in relation to: (i) entering into the Wana Agreements; (ii) the acquisitions of Supreme Cannabis and AV Cannabis Inc. (“Ace Valley”); and (iii) evaluating other potential acquisition opportunities.

Depreciation and amortization expense was $37.7 million in fiscal 2023, as compared to $61.2 million in fiscal 2022. The year-over-year decrease is primarily attributable to:

•
The previously-noted restructuring actions that were initiated in fiscal 2022;
•
The divestiture of our corporate-owned retail stores in Canada in connection with the OEGRC Transaction and the FOUR20 Transaction (as described under “Recent Developments” above);

•
The decrease in amortization expense associated with the impairment of certain of our intellectual property intangible assets; and
•
The completion of the divestiture of C3 on January 31, 2022, which resulted in no depreciation and amortization expense being recorded in relation to C3 in fiscal 2023.

Share-based compensation expense

Share-based compensation expense was $31.2 million in fiscal 2023, as compared to $39.5 million in fiscal 2022. The year-over-year decrease is primarily attributable to the impact of our previously-noted restructuring actions, which resulted in 7.6 million stock option forfeitures and 2.6 million RSU and PSU forfeitures in fiscal 2023. This decrease was partially offset by: (i) the impact associated with 4.7 million stock option grants and 3.1 million RSU and PSU grants in fiscal 2023; and (ii) incremental share-based compensation expense recognized in connection with the excess consideration received by certain employee and consultant option holders of BioSteel for the first tranche of the redeemable noncontrolling interest, over the contractual settlement consideration after correcting for the revenue misstatements described above.

Share-based compensation expense related to acquisition milestones was $nil in fiscal 2023, as compared to $8.0 million in fiscal 2022. The year-over-year decrease is primarily attributable to: (i) the completion of vesting, in prior quarters, of the share-based compensation associated with certain of our acquisitions; and (ii) as a result of the restructuring actions completed in the fourth quarter of fiscal 2022, the acceleration of share-based compensation expense related to unvested milestones associated with acquisitions completed in prior fiscal years.

Asset impairment and restructuring costs

Asset impairment and restructuring costs recorded in operating expenses were $2.3 billion in fiscal 2023, as compared to $369.3 million in fiscal 2022. In fiscal 2023, these costs included charges of $457.0 million related to restructuring actions and charges of $1.8 million related to other asset impairments. Comparatively, in fiscal 2022, these costs included charges of $302.5 million related to restructuring actions and charges of $66.8 million related to other asset impairments. These charges are detailed below under “Restructuring, Asset Impairments and Related Costs.”

Other

The following table presents loss from equity method investments, other income (expense), net, and income tax recovery (expense) for the years ended March 31, 2023 and 2022:

	Years ended March 31,
(in thousands of Canadian dollars)	2023	2022	$ Change	% Change
Loss from equity method investments	$-	$(100)	$100	100%
Other income (expense), net	(466,025)	753,341	(1,219,366)	(162%)
Income tax recovery	4,774	8,948	(4,174)	(47%)

Loss from equity method investments

The loss from equity method investments was $nil in fiscal 2023, as compared to $0.1 million in fiscal 2022. The year-over-year decrease in the loss is primarily attributable to the impairment of our remaining investment in Agripharm Corp. (“Agripharm”) in the first quarter of fiscal 2022. As a result of this impairment, there were no remaining equity method investment balances at March 31, 2023.

Other income (expense), net

Other income (expense), net, was an expense amount of $466.0 million in fiscal 2023, as compared to an income amount of $753.3 million in fiscal 2022. The year-over-year change of $1.2 billion, from an income amount to an expense amount, is primarily attributable to:

•
Decrease in non-cash income of $561.7 million related to fair value changes on the warrant derivative liability associated with the warrants held by CBI to acquire 38,454,444 common shares at a price of $76.68 per common share (the “Tranche B Warrants”). The decrease of $26.9 million in the fair value of the warrant derivative liability (resulting in non-cash income) in fiscal 2023 is primarily attributable to a decrease of approximately 75% in our share price during fiscal 2023, further impacted by a shorter expected time to maturity of the Tranche B Warrants. Comparatively, the decrease of $588.7 million in the fair value of the warrant derivative liability in fiscal 2022 was primarily attributable to a decrease of approximately 77% in our share price during fiscal 2022, further impacted by a shorter expected time to maturity of the Tranche B Warrants.

•
Decrease in non-cash income of $506.0 million related to fair value changes on the liability arising from the Acreage Arrangement, from $553.0 million in fiscal 2022 to $47.0 million in fiscal 2023. The income amount recognized in fiscal 2023, associated with a decrease in the liability arising from the Acreage Arrangement to $nil during the first quarter of fiscal 2023, is primarily attributable to a decrease of approximately 61% in our share price during the first quarter of fiscal 2023, relative to a decrease of approximately 27% in Acreage’s share price during that same period. As a result, the model at June 30, 2022 reflected a lower estimated value of the Canopy Growth common shares expected to be issued at the exchange ratio of 0.3048 upon a Triggering Event, relative to the estimated value of the Fixed Shares expected to be acquired at that time; in the first quarter of fiscal 2023, this resulted in a change from a liability amount to an asset amount of $60.0 million in other financial assets. Fair value changes associated with the Acreage financial instrument asset from July 1, 2022 to March 31, 2023 are described below. Comparatively, the income amount recognized in fiscal 2022 was primarily attributable to a decrease of approximately 77% in our share price during fiscal 2022, relative to a decrease of approximately 53% in Acreage’s share price during that same period.

•
Change of $119.9 million related to the non-cash fair value changes on the Canopy Notes, from an income amount of $76.8 million in fiscal 2022 to an expense amount of $43.1 million in fiscal 2023. The expense amount recognized in fiscal 2023 is primarily attributable to the impact of the acquisition and cancellation of approximately $262.6 million of aggregate principal amount of the Canopy Notes pursuant to privately negotiated exchange agreements (the “Exchange Agreements”) entered into on June 29, 2022 and June 30, 2022 (the “Exchange Transaction”), including changes in credit spreads resulting from the Exchange Transaction. These changes were partially offset by the decrease in our share price of approximately 61% up to the date of the Exchange Transaction, at which time we surrendered our right to settle the conversion of any Note with our common shares. Comparatively, the income amount recognized in fiscal 2022 was primarily attributable to the decrease of approximately 77% in our share price during that period.

•
Increase in non-cash expense of $68.0 million related to fair value changes on our other financial assets, from $356.1 million in fiscal 2022 to $424.1 million in fiscal 2023. The fiscal 2023 expense amount is primarily attributable to fair value decreases relating to our investments in:
•
The TerrAscend Exchangeable Shares, including the additional 24.6 million TerrAscend Exchangeable Shares received on December 9, 2022 as part of the TerrAscend Arrangement, in the amount of $186.5 million. This decrease is primarily attributable to: (i) a decrease of approximately 71% in TerrAscend’s share price during fiscal 2023, impacting the 38.9 million TerrAscend Exchangeable Shares that were held by us throughout the entire period; and (ii) a decrease of approximately 25% in TerrAscend’s share price from December 9, 2022 to March 31, 2023, impacting the additional TerrAscend Exchangeable Shares received as part of the TerrAscend Arrangement;
•
The secured debentures issued by TerrAscend Canada and Arise Bioscience and the associated Prior Warrants, up to the closing of the TerrAscend Arrangement on December 9, 2022 (totaling $58.7 million), which were driven primarily by: (i) a decrease of approximately 62% in TerrAscend’s share price from March 31, 2022 to December 9, 2022;
•
The New Warrants issued by TerrAscend as part of the TerrAscend Arrangement, in the amount of $7.0 million, primarily attributable to a decrease of approximately 25% in TerrAscend’s share price from December 9, 2022 to March 31, 2023;
•
The TerrAscend Option, in the amount of $4.7 million, which was driven primarily by a decrease of approximately 71% in TerrAscend’s share price during fiscal 2023;
•
The Wana and Jetty financial instruments, in the amounts of $154.9 million and $19.9 million, respectively, attributable primarily to: (i) changes in expectations of the future cash flows to be generated by Wana and Jetty; and (ii) an increase in discount rates used in the valuation of both Wana and Jetty financial instruments, in-line with the increase in interest rates during fiscal 2023; and
•
The financial instrument associated with the Acreage Tax Receivable Agreement that was recorded in the third quarter of fiscal 2023, as described under “Recent Developments” above, in the amount of $38.0 million. The fair value decrease was driven primarily by changes in estimates, in the fourth quarter of fiscal 2023, of the future benefits to be received under to the Amended TRA.

These fair value decreases were partially offset by a fair value increase related to the Acreage financial instrument in the amount of $55.4 million, primarily attributable to: (i) a re-assessment of certain of the assumptions made and scenario outcomes contemplated in the probability-weighted expected return model used to determine the value of the Acreage financial instrument; and (ii) share price changes for both Canopy Growth and Acreage during the period from July 1, 2022 to March 31, 2023, which resulted in a fair value increase related to the Acreage financial instrument during that period.

Comparatively, the fiscal 2022 expense amount was primarily attributable to fair value decreases relating to our investments in the TerrAscend Exchangeable Shares ($156.0 million) and the TerrAscend Canada secured debentures and the associated Prior Warrants (totaling $115.9 million), driven primarily by: (i) a decrease of approximately 44% in TerrAscend’s share price during fiscal 2022; and (ii) re-assessments of the probability and timing of changes in federal laws in the United States regarding the permissibility of the cultivation, distribution or possession of marijuana. Finally, the fair value of our investment in the Wana financial instrument decreased $74.6 million from the date of investment (October 14, 2021) to March 31, 2022, due primarily to changes in expectations of future cash flows to be generated by Wana.

•
Increase in interest expense of $22.2 million, from $103.9 million in fiscal 2022 to $126.2 million in fiscal 2023. The year-over-year increase is primarily attributable to: (i) the increase in interest rates in fiscal 2023 relative to fiscal 2022, thus impacting the amount of interest payable associated with the variable interest rate debt owing under the Credit Agreement; and (ii) the strengthening of the U.S. dollar relative to the Canadian dollar, as compared to fiscal 2022.

•
Increase in non-cash income of $34.5 million related to fair value changes on acquisition related contingent consideration and other, from $4.4 million in fiscal 2022 to $38.9 million in fiscal 2023. In both fiscal 2022 and fiscal 2023, we recorded fair value changes related to the estimated deferred payments associated with our investment in Wana, and in fiscal 2023 we recorded fair value changes related to the estimated deferred payments associated with our investment in Jetty. These fair value changes were primarily associated with changes in expectations of future cash flows to be generated by Wana and Jetty.

•
Increase in interest income of $17.7 million, from $6.6 million in fiscal 2022 to $24.3 million in fiscal 2023. The year-over-year increase is primarily attributable to the increase in interest rates in fiscal 2023 relative to fiscal 2022, the impact of which was only partially offset by the year-over-year combined decrease in our cash and cash equivalents and short-term investments balances.

•
Change of $9.2 million, from a loss of $6.8 million in fiscal 2022 to a gain of $2.4 million in fiscal 2023, related to the disposal of consolidated entities. The year-over-year change is primarily attributable to the gain recognized in the third quarter of fiscal 2023 associated with the closing of the divestiture of our Canadian retail operations in connection with the OEGRC Transaction and the FOUR20 Transactions, as described above under “Recent Developments.” Upon closing, the assets and liabilities of the Canadian retail operations were derecognized from our consolidated financial statements, with the gain representing the difference between the carrying amounts of the derecognized assets and liabilities, and the fair value of the consideration received.

Income tax recovery

Income tax recovery in fiscal 2023 was $4.8 million, as compared to an income tax recovery of $8.9 million in fiscal 2022. In fiscal 2023, the income tax recovery consisted of a deferred income tax recovery of $0.7 million (compared to a recovery of $6.6 million in fiscal 2022) and current income tax recovery of $4.1 million (compared to a recovery of $2.4 million in fiscal 2022).

The decrease of $5.9 million in the deferred income tax recovery is primarily a result of: (i) a decrease due to the settlements of the Canopy Notes; and (ii) an increase due to the changes in fiscal 2023 being greater than in fiscal 2022 in respect of deferred tax liabilities that arose in connection with the required revaluation of the accounting carrying value, but not the tax basis, of property, plant and equipment, intangible assets, and other financial assets.

The increase of $1.7 million in the current income tax recovery arose primarily in connection with legal entities that generated a loss for tax purposes during the current taxation period, which loss is expected to be carried back to a prior taxation period to reduce that prior period’s income for tax purposes, and net of tax on income for tax purposes that could not be reduced by the group’s tax attributes.

Restructuring, Asset Impairments and Related Costs

Fiscal 2023

Total restructuring, asset impairments and related costs of $2.3 billion were recognized in fiscal 2023, including property, plant and equipment and intangible asset impairment charges, inventory write-downs and other charges, contractual and other settlement costs, and employee-related costs and other restructuring costs totaling $547.5 million associated with:

•
The restructuring actions initiated in the fourth quarter of fiscal 2023 in relation to our Canadian cannabis operations, as described above under “Recent Developments”;
•
Impairment losses associated with the divestiture of our Canadian retail operations in connection with the OEGRC Transaction and the FOUR20 Transaction, as described above under “Recent Developments”;
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

•
Employee-related restructuring charges associated with actions completed in the third quarter of fiscal 2023 and fourth quarter of fiscal 2023 as part of our ongoing program to align general and administrative costs with business objectives, and further streamline the organization; and
•
Inventory write-downs and associated restructuring charges of $90.5 million related primarily to: (i) the aforementioned strategic changes to our business that were initiated in the fourth quarter of fiscal 2023 (as described under “Recent Developments” above), including the closure of our production facility at 1 Hershey Drive in Smiths Falls, Ontario; (ii) the strategic changes to our business initiated in fiscal 2022, including the shift to a contract manufacturing model for certain product formats and the closure of certain of our production facilities; and (iii) charges associated with certain contract manufacturing agreements held by BioSteel that are not expected to recur past fiscal 2023.

Impairment charges totaling $1.8 billion were recognized in fiscal 2023, comprised of: (i) goodwill impairment losses totaling $1.8 billion, including $1.7 billion associated with our cannabis operations reporting unit in the global cannabis segment in the first quarter of fiscal 2023, and impairment losses of $59.7 million recorded in the second quarter of fiscal 2023 in relation to our BioSteel and This Works reporting units (refer to “Impairment of Goodwill” in “Critical Accounting Policies and Estimates” section below; and (ii) impairment charges of $14.6 million relating to certain acquired brand intangible assets, primarily within our Canada cannabis segment.

A summary of the pre-tax charges recognized in fiscal 2023 in connection with our restructuring actions described above is as follows:

	Year ended March 31, 2023
	Restructuring and other charges	Other impairments	Total
Costs recorded in cost of goods sold:
Inventory write-downs and other charges	$90,485	$-	$90,485

Costs recorded in operating expenses:
Impairment of property, plant and equipment	376,176	-	376,176
Impairment of intangible assets	27,399	14,614	42,013
Impairment of goodwill	-	1,785,080	1,785,080
Contractual and other settlement obligations	18,427	-	18,427
Employee-related and other restructuring costs	35,046	-	35,046
Asset impairment and restructuring costs	457,048	1,799,694	2,256,742

Total restructuring, asset impairments and related costs	$547,533	$1,799,694	$2,347,227

Fiscal 2022

Total restructuring, asset impairments and related costs of $496.6 million were recognized in fiscal 2022, comprised of property, plant and equipment and goodwill and intangible asset impairment charges, asset abandonment costs, inventory write-downs and other charges, contractual and other settlement costs, employee-related costs and other restructuring costs, and share-based compensation expense totaling $429.8 million associated with:

•
The strategic review of our business conducted in the first quarter of fiscal 2022 as a result of acquisitions completed during that period, which resulted in the closure of our Niagara-on-the-Lake, Ontario and Langley, British Columbia facilities;
•
Restructuring actions in the fourth quarter of fiscal 2022 aligned to our ongoing strategic review of our business, which included: (i) reducing cultivation costs in the Canadian adult-use cannabis business through cultivation-related efficiencies and facility improvements; (ii) implementing a flexible manufacturing platform, including contract manufacturing for certain product formats; (iii) right-sizing indirect costs and generating efficiencies across our supply chain and procurement; (iv) aligning general and administrative costs with short-term business expectations; (v) further streamlining the organization to drive process-related efficiencies; and (vi) a reduction of approximately 250 full-time positions;
•
Changes in the estimated fair value of certain of our Canadian sites that were closed in December 2020, and costs associated with those sites. Refer to discussion below for restructuring actions in fiscal 2021; and
•
Inventory write-downs and associated restructuring charges of $123.7 million related primarily to: (i) the aforementioned strategic changes to our business, including the shift to a contract manufacturing model for certain product formats and the closure of certain of our production facilities; and (ii) amounts deemed excess based on current and projected market demand.

Impairment charges totaling $66.8 million were recognized in relation to impairment losses identified during our annual impairment testing process, and consisted of: (i) goodwill impairment losses totaling $40.7 million, of which $22.3 million relates to our KeyLeaf Life Sciences (“KeyLeaf”) reporting unit and $18.4 million relates to our This Works reporting unit; and (ii) impairment charges of $26.1 million related to certain of our acquired brands and operating licenses.

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
•
Costs related to rationalizing our marketing organization and certain research and development activities in the first and second quarters of fiscal 2021, respectively; and
•
Costs associated with rationalizing certain licensing arrangements, including: (i) the impairment of our equity method investment in More Life Growth Company (“More Life”); (ii) the difference between the termination payment made by us to More Life and the remaining minimum royalty obligations owing to More Life that were derecognized; and (iii) charges associated with terminating a licensing agreement with a third party.

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

Net Loss

The net loss in fiscal 2023 was $3.3 billion, as compared to a net loss of $330.6 million in fiscal 2022. The year-over-year increase in the net loss is primarily attributable to: (i) the year-over-year increase in asset impairment and restructuring costs, which was largely related to the goodwill impairment losses of $1.7 billion recorded in the first quarter of fiscal 2023; and (ii) the year-over-year change in other income (expense), net, of $1.2 billion, from an income amount to an expense amount. These variances are described above.

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

The following table presents Adjusted EBITDA for the years ended March 31, 2023 and 2022:

	Years ended March 31,
(in thousands of Canadian dollars)	2023	2022	$ Change	% Change
		(As Restated)
Net loss	$(3,309,546)	$(330,567)	$(2,978,979)	901%
Income tax recovery	(4,774)	(8,948)	4,174	47%
Other (income) expense, net	466,025	(753,341)	1,219,366	162%
Loss on equity method investments	-	100	(100)	(100%)
Share-based compensation[1]	31,188	47,525	(16,337)	(34%)
Acquisition-related costs	35,694	11,060	24,634	223%
Depreciation and amortization[1]	84,517	114,418	(29,901)	(26%)
Asset impairment and restructuring costs	2,256,742	358,708	1,898,034	529%
Restructuring costs recorded in cost of goods sold	90,485	123,669	(33,184)	(27%)
Charges related to the flow-through of inventory step-up on business combinations	-	11,847	(11,847)	(100%)
Adjusted EBITDA	$(349,669)	$(425,529)	$75,860	18%

[1] From Statements of Cash Flows.

The Adjusted EBITDA loss in fiscal 2023 was $349.7 million, as compared to an Adjusted EBITDA loss of $425.5 million in fiscal 2022. The year-over-year decrease in the Adjusted EBITDA loss is primarily attributable to the year-over-year improvement in our gross margin, and the year-over-year reduction in our total selling, general and administrative expense. These variances are described above.

Discussion of Fiscal 2022 Results of Operations

The following table presents selected consolidated financial information for the years ended March 31, 2022 and 2021:

	Years ended March 31,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2022	2021	$ Change	% Change
	(As Restated)
Selected consolidated financial information:
Net revenue	$510,321	$546,649	$(36,328)	(7%)
Gross margin percentage	(40%)	12%	-	(5,200) bps
Net loss	$(330,567)	$(1,670,820)	$1,340,253	80%
Net loss attributable to Canopy Growth Corporation	$(310,043)	$(1,744,920)	$1,434,877	82%
Basic and diluted loss per share[1]	$(0.79)	$(4.69)	$3.90	83%

[1]For the year ended March 31, 2022, the weighted average number of outstanding common shares, basic and diluted, totaled 391,324,285 (year ended March 31, 2021 - 371,662,296).

Net Revenue

The following table presents segmented net revenue, by channel, for the years ended March 31, 2022 and 2021:

Revenue by Channel	Years ended March 31,
(in thousands of Canadian dollars)	2022	2021	$ Change	% Change
	(As Restated)
Canada cannabis
Canadian adult-use cannabis
Business-to-business[1]	$143,732	$163,585	$(19,853)	(12%)
Business-to-consumer	61,570	66,016	(4,446)	(7%)
	205,302	229,601	(24,299)	(11%)
Canadian medical cannabis net revenue[2]	52,608	55,448	(2,840)	(5%)
	$257,910	$285,049	$(27,139)	(10%)
Rest-of-world cannabis
C3	36,113	62,335	(26,222)	(42%)
Other rest-of-world cannabis[3]	43,193	31,296	11,897	38%
	$79,306	$93,631	$(14,325)	(15%)

Storz & Bickel	$85,410	$80,998	$4,412	5%
BioSteel[4]	$34,622	$28,530	$6,092	21%
This Works	$32,296	$33,314	$(1,018)	(3%)
Other	20,777	25,127	(4,350)	(17%)

Net revenue	$510,321	$546,649	$(36,328)	(7%)

[1] Reflects excise taxes of $56,666 and other revenue adjustments, representing our determination of returns and pricing adjustments, of $7,300 for the year ended March 31, 2022 (year ended March 31, 2021 - excise taxes of $54,928 and other revenue adjustments of $14,000).

[2] Reflects excise taxes of $5,227 for the year ended March 31, 2022 (year ended March 31, 2021 - $5,621).
[3] Reflects other revenue adjustments of $4,288 for the year ended March 31, 2022 (year ended March 31, 2021 - $717).
[4] Reflects other revenue adjustments of $9,876 for the year ended March 31, 2022 (year ended March 31, 2021 - $9,218).

Net revenue was $510.3 million in fiscal 2022, as compared to $546.6 million in fiscal 2021. The year-over-year decrease is attributable to: (i) the decrease in net revenue from our Canada cannabis segment, as the continuing impacts of price compression resulting from increased competition and having an insufficient supply of in-demand products were only partially offset by net revenue attributable to the acquisitions, in the first quarter of fiscal 2022, of Supreme Cannabis and Ace Valley; and (ii) the decrease attributable to our C3, due primarily to the divestiture of our interest in C3 on January 31, 2022 and price compression resulting from increased competition. These decreases were partially offset by growth in both our BioSteel business and U.S. CBD, strength in our Storz & Bickel business, and opportunistic bulk cannabis sales.

Canada cannabis

Net revenue from our Canada cannabis segment was $257.9 million in fiscal 2022, as compared to $285.0 million in fiscal 2021.

Canadian adult-use cannabis net revenue was $205.3 million in fiscal 2022, as compared to $229.6 million in fiscal 2021.

•
Net revenue from the business-to-business channel was $143.7 million in fiscal 2022, as compared to $163.6 million in fiscal 2021. The year-over-year decrease is primarily attributable to the continuing impacts of: (i) an insufficient supply of in-demand dried flower products, driven by shifting consumer preferences for certain single strain and higher-potency dried flower products and smaller format pre-rolls; and (ii) price compression resulting from increased competition in both the value-priced and mainstream dried flower category of the adult-use cannabis market. These factors were partially offset by net revenue from the acquisitions of Supreme Cannabis and Ace Valley in the first quarter of fiscal 2022, which, together, contributed revenue of $36.0 million in fiscal 2022.
•
Revenue from the business-to-consumer channel was $61.6 million in fiscal 2022, as compared to $66.0 million in fiscal 2021. The year-over-year decrease is primarily attributable to the continuing rapid increase in the number of third-party owned retail stores across Canada, resulting in increased competition in the provinces in which we operate corporate-owned stores.

Canadian medical cannabis net revenue was $52.6 million in fiscal 2022, as compared to $55.4 million in fiscal 2021. We continued to be impacted in fiscal 2022 by a year-over-year decrease in the total number of medical orders, which was primarily related to the increasing number of adult-use cannabis retail stores across Canada. With the build-out of the retail store network across Canada, customers are now offered greater availability and convenience in shopping for cannabis products.

Rest-of-world cannabis

Rest-of-world cannabis revenue was $79.3 million in fiscal 2022, as compared to $93.6 million in fiscal 2021.

•
C3 contributed revenue of $36.1 million in fiscal 2022, a year-over-year decrease of $26.2 million driven by: (i) the completion of the divestiture of our interest in C3 on January 31, 2022; (ii) increased competition in the synthetic cannabinoid market in Germany, and price compression for C3’s products; and (iii) a limitation on sales activities associated with COVID-19 restrictions, particularly in the first and third quarters of fiscal 2022.
•
Other rest-of-world cannabis revenue was $43.2 million in fiscal 2022, a year-over-year increase of $11.9 million primarily attributable to: (i) the growth in our U.S. CBD business, which was driven by the introduction of our whisl CBD vapes and Quatreau CBD beverages; and (ii) opportunistic bulk cannabis sales to Israel in the amount of $8.0 million. Partially offsetting this was a year-over-year decrease associated with our German medical cannabis business, primarily related to: (i) increased competition and price compression; (ii) cannabis supply constraints; and (iii) a limitation on sales activities associated with COVID-19 restrictions in Germany, particularly in the first and third quarters of fiscal 2022.

Storz & Bickel

Revenue from Storz & Bickel was $85.4 million in fiscal 2022, a year-over-year increase of $4.4 million due primarily to: (i) sales of new vaporizers launched late in the second quarter of fiscal 2022; (ii) an increased capability to meet demand resulting from the investments made in production capacity expansion at our facilities; and (iii) the impact of the stronger Canadian dollar relative to the prior year.

BioSteel

Revenue from BioSteel was $34.6 million, a year-over-year increase of $6.1 million due primarily to: (i) the expansion of our United States distribution network beginning in the fourth quarter of fiscal 2021; and (ii) new “ready-to-drink” product launches during fiscal 2022.

This Works

Revenue from This Works was $32.3 million in fiscal 2022, a year-over-year decrease of $1.0 million due primarily to: (i) the comparable period had benefited from the sale of certain items produced by This Works, including sanitizer, at the beginning of the COVID-19 pandemic; and (ii) the impact of the stronger Canadian dollar relative to the prior year.

Cost of Goods Sold and Gross Margin

The following table presents cost of goods sold, gross margin and gross margin percentage on a consolidated basis for the years ended March 31, 2022 and 2021:

	Years ended March 31,
(in thousands of Canadian dollars except where indicated)	2022	2021	$ Change	% Change
	(As Restated)
Net revenue	$510,321	$546,649	$(36,328)	(7%)

Cost of goods sold	$713,457	$479,689	$233,768	49%
Gross margin	(203,136)	66,960	(270,096)	(403%)
Gross margin percentage	(40%)	12%	-	(5,200) bps

Cost of goods sold in fiscal 2022 was $713.5 million, as compared to $479.7 million in fiscal 2021. Our gross margin in fiscal 2022 was $(203.1) million, or (40%) of net revenue, as compared to gross margin of $67.0 million and gross margin percentage of 12% of net revenue in fiscal 2021. The year-over-year decrease in the gross margin percentage was primarily attributable to:

•
Restructuring charges totaling $123.7 million relating to inventory write-downs and other charges resulting primarily from strategic changes to our business. Comparatively, our gross margin in fiscal 2021 was impacted by restructuring charges totaling $26.0 million, relating primarily to the closure of certain Canadian and international production facilities. These charges are described above in “Restructuring, Asset Impairment and Related Costs”; and
•
Inventory write-downs recorded in the second and fourth quarters of fiscal 2022 primarily related to excess Canadian cannabis inventory, resulting from underperformance relative to forecast as well as declines in expected near-term demand.

Our gross margin in fiscal 2022 was also impacted by:

•
A year-over-year decrease in net revenue and continued price compression in our Canadian adult-use cannabis channel, as described above in our analysis of revenue for fiscal 2022;
•
The impact of the under-absorption of costs for our U.S. CBD business, and higher shipping, distribution and warehousing costs across North America which primarily impacted BioSteel;
•
A shift in the business mix resulting from a decrease in the proportionate revenue contribution from C3 relative to fiscal 2021;
•
A year-over-year decline in C3’s gross margins due primarily to: (i) the decrease in revenue, and the associated impact on C3’s cost leverage; and (ii) price compression for synthetic cannabinoid products resulting from increased competition; and
•
Charges totaling $11.8 million related to the flow-through of inventory step-up associated with the acquisition of Supreme Cannabis in the first quarter of fiscal 2022. This compares to charges of $1.5 million in fiscal 2021, which were associated with fiscal 2020 business combinations.

Our gross margin in fiscal 2022 benefited from payroll subsidies in the amount of $24.4 million received from the Canadian government, pursuant to a COVID-19 relief program. This compares to subsidies received of $5.7 million in fiscal 2021.

The following table presents segmented gross margin and gross margin percentage for the years ended March 31, 2022 and 2021:

	Years ended March 31,
(in thousands of Canadian dollars except where indicated)	2022	2021	$ Change	% Change
	(As Restated)
Canada cannabis segment
Net revenue	$257,910	$285,049	$(27,139)	(10%)
Cost of goods sold	470,730	293,484	177,246	60%
Gross margin	(212,820)	(8,435)	(204,385)	(2,423%)
Gross margin percentage	(83%)	(3%)		(8,000) bps

Rest-of-world cannabis segment
Revenue	$79,306	$93,631	$(14,325)	(15%)
Cost of goods sold	108,181	63,944	44,237	69%
Gross margin	(28,875)	29,687	(58,562)	197%
Gross margin percentage	(36%)	32%		(6,800) bps

Storz & Bickel segment
Revenue	$85,410	$80,998	$4,412	5%
Cost of goods sold	48,126	46,767	1,359	3%
Gross margin	37,284	34,231	3,053	(9%)
Gross margin percentage	44%	42%		200 bps

BioSteel segment
Revenue	$34,622	$28,530	$6,092	21%
Cost of goods sold	50,344	26,841	23,503	88%
Gross margin	(15,722)	1,689	(17,411)	1,031%
Gross margin percentage	(45%)	6%		(5,100) bps

This Works segment
Revenue	$32,296	$33,314	$(1,018)	(3%)
Cost of goods sold	17,496	15,964	1,532	10%
Gross margin	14,800	17,350	(2,550)	15%
Gross margin percentage	46%	52%		(600) bps

Other
Cost of goods sold	$18,580	$32,689	(14,109)	(43%)

Canada cannabis

Gross margin for our Canada cannabis segment was $(212.8) million in fiscal 2022, or (83%) of net revenue, as compared to $(8.4) million in fiscal 2021, or (3%) of net revenue. The year-over-year decrease in the gross margin percentage was primarily attributable to:

•
Inventory write-downs recorded in the second and fourth quarters of fiscal 2022 primarily in relation to excess Canadian cannabis inventory;
•
Restructuring charges totaling $67.5 million relating to inventory-write-downs and other charges resulting from strategic changes to our business, as compared to restructuring charges totaling $26.0 million in fiscal 2021;

•
A year-over-year decrease in net revenue and continued price compression in our Canadian adult-use cannabis channel; and
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

Rest-of-world cannabis

Gross margin for our rest-of-world cannabis segment was $(28.9) million in fiscal 2022, or (36%) of net revenue, as compared to $29.7 million in fiscal 2021, or 32% of net revenue. The year-over-year decrease in the gross margin percentage is primarily attributable to:

•
Restructuring charges totaling $56.2 million relating to inventory write-downs and other charges resulting from strategic changes to our business;
•
The factors impacting the gross margin for C3 and our U.S. CBD business, as described in our analysis of “Cost of Goods Sold and Gross Margin” on a consolidated basis above; and
•
A shift in the business mix resulting from a decrease in the proportionate revenue contribution from the relatively higher-margin C3 business as compared to fiscal 2021.

Storz & Bickel

Gross margin for our Storz & Bickel segment was $37.3 million in fiscal 2022, as compared to $34.2 million in fiscal 2021. Our gross margin percentage was 44% in fiscal 2022, relatively consistent with 42% in fiscal 2021.

BioSteel

Gross margin for our BioSteel segment was $(15.7) million in fiscal 2022, or (45%) of net revenue, as compared to $1.7 million in fiscal 2021, or 6% of net revenue. The year-over-year decrease in the gross margin percentage is primarily attributable to (i) higher shipping, distribution and warehousing costs across North America; and (ii) inventory write-downs, primarily related to aging inventory.

This Works

Gross margin for our This Works segment was $14.8 million in fiscal 2022, or 46% of net revenue, as compared to $17.4 million in fiscal 2021, or 52% of net revenue. The year-over-year decrease in the gross margin percentage was primarily attributable to a shift in the product mix, and higher shipping, distribution and warehousing costs relative to fiscal 2021.

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

Selling, general and administrative expenses

Selling, general and administrative expenses in fiscal 2022 were $472.8 million, as compared to $575.4 million in fiscal 2021.

General and administrative expense in fiscal 2022 was $128.9 million, as compared to $238.3 million in fiscal 2021. The year-over-year decrease is primarily attributable to:

•
A reduction in costs attributable to the restructuring actions that were initiated in the fourth quarter of fiscal 2020 and continued through fiscal 2021 and fiscal 2022. These restructuring actions, resulting from an organizational and strategic review of our business, and the associated charges recognized in fiscal 2022, fiscal 2021 and fiscal 2020 are detailed above in “Restructuring, Asset Impairments and Related Costs.” We realized reductions relative to fiscal 2021 primarily related to: (i) compensation costs, including employee bonuses, for finance, information technology, legal and other administrative functions; (ii) third-party costs associated with administrative functions; (iii) professional consulting fees; and (iv) facilities costs; and
•
We received payroll subsidies in the amount of $42.9 million from the Canadian government in fiscal 2022, pursuant to a COVID-19 relief program; as compared to $11.0 million received in fiscal 2021.
•
The above cost reductions were partially offset by an increase in general and administrative expenses associated with the growth in our business, particularly in relation to our acquisitions of Supreme Cannabis in the first quarter of fiscal 2022.

Sales and marketing expense in fiscal 2022 was $239.3 million, as compared to $194.4 million in fiscal 2021. The year-over-year increase is primarily attributable to:

•
A return to more normal advertising and promotional spending in fiscal 2022. In the first half of fiscal 2021, we delayed or cancelled various product and brand marketing initiatives across our business due to the measures established to contain the spread of COVID-19.
•
Relative to fiscal 2021, we incurred: (i) higher sponsorship fees associated with BioSteel’s partnership deals; (ii) increased advertising and promotion expenses associated with new product launches for BioSteel and our U.S. CBD business, and our Tweed brand re-launch in Canada and campaigns for other Canadian brands; (iii) professional consulting fees associated with our selling, advertising and marketing strategies; (iv) higher digital advertising spending, particularly for BioSteel and This Works; and (v) increased sales and marketing costs associated with our acquisitions of Supreme Cannabis and Ace Valley in the first quarter of fiscal 2022.
•
The above increases in sales and marketing expense were partially offset by cost reductions attributable to the previously-noted restructuring actions beginning in the fourth quarter of fiscal 2020 and continuing through fiscal 2021 and fiscal 2022, resulting in lower compensation costs as compared to fiscal 2021.

Research and development expense in fiscal 2022 was $32.3 million, as compared to $57.6 million in fiscal 2021. The year-over-year decrease is primarily attributable to a reduction in costs attributable to the previously-noted restructuring actions beginning in the fourth quarter of fiscal 2020 and continuing through fiscal 2021 and fiscal 2022. We continued to realize reductions in compensation costs and concluded or curtailed certain research and development projects as we rationalized our initiatives to focus on opportunities outside of pharmaceutical drug development. We also realized a reduction in research and development costs associated with the closure of certain of our sites in Canada in the fourth quarter of fiscal 2021.

Acquisition-related costs in fiscal 2022 were $11.1 million, as compared to $13.5 million in fiscal 2021. In fiscal 2022, costs were incurred primarily in relation to: (i) entering into the Wana Agreements; (ii) the acquisitions of Supreme Cannabis and Ace Valley; and (iii) evaluating other potential acquisition opportunities. Comparatively, in fiscal 2021, our primary mergers and acquisitions activity related to: (i) entering into, and implementing, the Acreage Amended Arrangement; and (ii) entering into the plan of arrangement (the “RIV Arrangement”) with RIV Capital Inc. (formerly Canopy Rivers Inc.) (“RIV Capital”), which was completed on February 23, 2021. Additionally, costs were incurred in relation to completing the acquisition of Ace Valley and entering into the Supreme Arrangement, both of which were completed in the first quarter of fiscal 2022, and evaluating other potential acquisition opportunities.

Depreciation and amortization expense was $61.2 million in fiscal 2022, as compared to $71.6 million in fiscal 2021. The year-over-year decrease is primarily attributable to: (i) operational changes announced in December 2020, which were part of the previously-noted restructuring actions and which resulted in the abandonment or impairment of certain of our Canadian production facilities and intangible assets; (ii) the impairment of certain intangible assets in fiscal 2021 associated with the rationalization of our research and development activities; and (iii) the completion of the divestiture of our interest in C3 in the fourth quarter of fiscal 2022, resulting in two fewer months of depreciation and amortization expense recorded relative to fiscal 2021. These decreases were partially offset by an increase in depreciation expense associated with the build-out of our production infrastructure in the United States, and our acquisition of Supreme Cannabis in the first quarter of fiscal 2022.

Share-based compensation expense

Share-based compensation was $39.5 million in fiscal 2022, as compared to $83.0 million in fiscal 2021. The year-over-year decrease was primarily attributable to:

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

Share-based compensation related to acquisition milestones was $8.0 million in fiscal 2022, relatively consistent with the amount of $8.1 million recognized in fiscal 2021.

Expected credit losses on financial assets and related charges

In fiscal 2021, we recorded expected credit losses on financial assets and related charges in the amount of $109.5 million, in relation to PharmHouse Inc. (“PharmHouse”), a joint venture formed between RIV Capital and its joint venture partner in May 2018. These expected credit losses and related charges were recognized through February 23, 2021, the date on which the RIV Arrangement was completed pursuant to which we surrendered all shares in the capital of RIV Capital held by us, and derecognized RIV Capital’s consolidated assets and liabilities from our consolidated financial statements. No such expected credit losses and related charges were recognized in fiscal 2022. These expected credit losses and related charges recognized in fiscal 2021 included:

•
$62.0 million related to expected credit losses associated with financing provided by RIV Capital to PharmHouse, and which we determined may not be recoverable. These amounts included: (i) $40.0 million of secured debt financing advanced pursuant to a shareholder loan; (ii) $9.3 million advanced under a debtor-in-possession, non-revolving credit facility; (iii) a total of $3.7 million advanced under secured and unsecured demand promissory notes; and (iv) associated interest receivable totaling $9.0 million;
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

Asset impairment and restructuring costs

Asset impairment and restructuring costs recorded in operating expenses in fiscal 2022 were $369.3 million, as compared to $534.4 million in fiscal 2021. In fiscal 2022, these costs included charges of $302.5 million related to restructuring actions and charges of $66.8 million related to other asset impairments. Comparatively, in fiscal 2021 these costs included charges of $527.8 million related to restructuring actions and charges of $6.6 million related to other asset impairments. These charges are detailed above under “Restructuring, Asset Impairments and Related Costs.”

Other

The following table presents loss from equity method investments, other income (expense), net, and income tax recovery for the years ended March 31, 2022 and 2021:

	Years ended March 31,
(in thousands of Canadian dollars)	2022	2021	$ Change	% Change
Loss from equity method investments	$(100)	$(52,629)	$52,529	100%
Other income (expense), net	753,341	(387,876)	1,141,217	294%
Income tax recovery	8,948	13,141	(4,193)	(32%)

Loss from equity method investments

The loss from equity method investments in fiscal 2022 was $0.1 million, as compared to $52.6 million in fiscal 2021. The year-over-year decrease in the loss was primarily attributable to a reduction in impairment charges recognized in relation to our equity method investments.

In fiscal 2022, we recognized impairment charges totaling $0.1 million relating our remaining investment in Agripharm.

Comparatively, in fiscal 2021 we recognized impairment charges totaling $44.1 million, including charges of $32.4 million recognized in the second quarter of fiscal 2021 relating to PharmHouse (refer to our analysis of “Expected credit losses on financial assets and related charges” in our discussion of our fiscal 2022 results of operations above); charges of $10.3 million recognized in the fourth quarter of fiscal 2021 relating to More Life, which were associated with our previously-noted fiscal 2021 restructuring actions; and charges of $1.4 million related to Agripharm.

Other income (expense), net

Other income (expense), net was an income amount of $753.3 million in fiscal 2022, as compared to an expense amount of $387.9 million in fiscal 2021. The year-over-year change of $1.1 billion, from an expense amount to an income amount, was primarily attributable to:

•
Increase in non-cash income of $952.8 million related to fair value changes on the liability arising from the Acreage Arrangement, from an expense amount of $399.8 million in fiscal 2021 to an income amount of $553.0 million in fiscal 2022. The income amount recognized in fiscal 2022, associated with a decrease in the liability arising from the Acreage Arrangement, is primarily attributable to a decrease of approximately 77% in our share price during fiscal 2022, relative to a decrease of approximately 53% in Acreage’s share price during the same period. As a result, the probability-weighted expected return model at March 31, 2022 reflects a lower estimated value of the Canopy Growth shares expected to be issued at the exchange ratio of 0.3048 upon a Triggering Event, relative to the estimated value of the Acreage shares expected to be acquired at that time (changes in our share price have a more significant impact on the model relative to changes in Acreage’s share price); this resulted in a reduction of the liability amount. Comparatively, the expense amount recognized in fiscal 2021 was primarily attributable to an increase of approximately 97% in our share price during fiscal 2021; as a result, the model at March 31, 2021 reflected a higher estimated value of the Canopy Growth shares expected to be issued upon a Triggering Event, relative to the estimated amount of the Acreage shares expected to be acquired at that time.

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

•
Change of $791.2 million related to non-cash fair value changes on our other financial assets, from an income amount of $435.1 million in fiscal 2021 to an expense amount of $356.1 million in fiscal 2022. The fiscal 2022 expense amount is primarily attributable to fair value decreases relating to our investments in the TerrAscend Exchangeable Shares ($156.0 million), and the secured debentures issued by TerrAscend Canada and Arise Bioscience and associated Prior Warrants (totaling $115.9 million), driven largely by: (i) a decrease of approximately 44% in TerrAscend’s share price during fiscal 2022; and (ii) re-assessments of the probability and timing of changes in federal laws in the United States regarding the permissibility of the cultivation, distribution or possession of marijuana in fiscal 2022. Finally, the fair value of our investment in the Wana financial instrument decreased $74.6 million from the date of investment (October 14, 2021) to March 31, 2022, due primarily to changes in expectations of the future cash flows to be generated by Wana. Comparatively, in fiscal 2021, the income amount was primarily attributable to fair value increases relating to our investments in the TerrAscend Exchangeable Shares ($338.0 million) and the TerrAscend Canada secured debentures and TerrAscend Warrants (totaling $149.9 million), driven largely by: (i) an increase of approximately 414% in TerrAscend’s share price during fiscal 2021; and (ii) a re-assessment of the probability and timing of changes in federal laws in the United States regarding the permissibility of the cultivation, distribution or possession of marijuana.

•
Increase in interest expense of $95.5 million, from $8.5 million in fiscal 2021 to $103.9 million in fiscal 2022. The year-over-year increase is primarily attributable to the US$750.0 million debt financing that occurred in the fourth quarter of fiscal 2021.

•
Decrease of $35.2 million in non-cash income related to fair value changes on acquisition related contingent consideration, from $39.6 million in fiscal 2021 to $4.4 million in fiscal 2022. In fiscal 2021, we recognized income attributable to changes in our assessment of the probability and timing of ebbu Inc. (“ebbu”) achieving certain scientific milestones associated with its acquisition in fiscal 2019. The acquisition related contingent consideration associated with ebbu was settled by the end of fiscal 2021. For fiscal 2022, we recorded fair value changes related to the estimated deferred payments associated with our investment in Wana (the “Wana Deferred Payments”). These fair value changes were primarily related to changes in expectations of the future cash flows to be generated by Wana.

Income tax recovery (expense)

Income tax recovery was $8.9 million in fiscal 2022, compared to income tax recovery of $13.1 million in fiscal 2021. In fiscal 2022, income tax recovery consisted of deferred income tax recovery of $6.6 million (compared to a recovery of $34.5 million in fiscal 2021) and current income tax recovery of $2.4 million (compared to an expense of $21.4 million in fiscal 2021).

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

Net Loss

The net loss was $330.6 million in fiscal 2022, as compared to a net loss of $1.7 billion in fiscal 2021. The year-over-year decrease in the net loss is primarily attributable to the year-over-year increase in other income (expense), net, and the year-over-year decreases in: (i) asset impairment and restructuring costs; (ii) expected credit losses on financial assets and related charges; (iii) selling, general and administrative expenses; and (iv) share-based compensation. These changes, contributing to a decrease in the net loss, were partially offset by the year-over-year decrease in our gross margin. These variances are described above.

Adjusted EBITDA (Non-GAAP Measure)

The following table presents Adjusted EBITDA for the years ended March 31, 2022 and 2021:

	Years ended March 31,
(in thousands of Canadian dollars)	2022	2021	$ Change	% Change
	(As Restated)
Net loss	$(330,567)	$(1,670,820)	$1,340,253	80%
Income tax recovery	(8,948)	(13,141)	4,193	32%
Other (income) expense, net	(753,341)	387,876	(1,141,217)	(294%)
Loss on equity method investments	100	52,629	(52,529)	(100%)
Share-based compensation[1]	47,525	91,149	(43,624)	(48%)
Acquisition-related costs	11,060	13,522	(2,462)	(18%)
Depreciation and amortization[1]	114,418	127,118	(12,700)	(10%)
Asset impairment and restructuring costs	358,708	534,398	(175,690)	(33%)
Expected credit losses on financial assets and related charges	-	109,480	(109,480)	(100%)
Restructuring costs recorded in cost of goods sold	123,669	25,985	97,684	376%
Charges related to the flow-through of inventory step-up on business combinations	11,847	1,494	10,353	693%
Adjusted EBITDA	$(425,529)	$(340,310)	$(85,219)	(25%)

[1] From Statements of Cash Flows.

The Adjusted EBITDA loss in fiscal 2022 was $425.5 million, as compared to an Adjusted EBITDA loss of $340.3 million in fiscal 2021. The year-over-year increase in the Adjusted EBITDA loss is primarily attributable to the year-over-year decrease in our gross margin, partially offset by the reduction in our total selling, general and administrative expense. These variances are described above.

Quarterly Discussion and Analysis

The Company has restated the unaudited consolidated financial statements for the quarterly periods ended June 30, 2022, September 30, 2022 and December 31, 2022, originally included in our Quarterly Reports on Form 10-Q for such quarterly periods. The restatements of such unaudited consolidated quarterly financial statements are provided in Note 36, "Restatement of Previously Issued Unaudited Interim Condensed Consolidated Financial Statements." The following discussion should be read in conjunction with our accompanying restated unaudited condensed interim consolidated financial statements disclosed in Part II, Item 8. Financial

Statements and Supplementary Data, Note 36, “Restatement of Previously Issued Unaudited Interim Condensed Consolidated Financial Statements” of this Comprehensive Form 10-K.

As described under “Segment Reporting” above, prior to the second quarter of fiscal 2023, we had the following two reportable segments: (i) global cannabis and (ii) other consumer products. For purposes of our quarterly discussion and analysis below, we are reporting our segment net revenue and segment gross margin for all periods prior to the second quarter of fiscal 2023, along with comparative periods, for the aforementioned two reportable segments. Beginning in the second quarter of fiscal 2023, we are reporting our segment net revenue and segment gross margin for the following five reportable segments: (i) Canada cannabis; (ii) rest-of-world cannabis; (iii) Storz & Bickel; (iv) BioSteel; and (v) This Works, and results for the comparative periods have been restated to reflect the change in segments.

Discussion of First Quarter of Fiscal 2023 Results of Operations

	Three months ended June 30,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2022	2021	$ Change	% Change
	(As Restated)
Selected consolidated financial information:
Net revenue	$105,920	$136,209	$(30,289)	(22%)
Gross margin percentage	(5%)	20%	-	(2,500) bps
Net (loss) income	$(2,091,750)	$389,955	$(2,481,705)	(636%)
Net (loss) income attributable to Canopy Growth Corporation	$(2,086,443)	$392,418	$(2,478,861)	(632%)
Basic (loss) earnings per share[1]	$(5.24)	$1.02	$(6.26)	(614%)
Diluted (loss) earnings per share[1]	$(5.24)	$0.84	$(6.08)	(724%)

[1]For the three months ended June 30, 2022, the weighted average number of outstanding common shares, basic and diluted, totaled 398,467,568. For the three months ended June 30, 2021, the weighted average number of outstanding common shares, basic and diluted, totaled 384,055,133 and 404,546,243, respectively.

Revenue

The following table presents segmented net revenue, by channel, for the three months ended June 30, 2022 and 2021:

Revenue by Channel	Three months ended June 30,
(in thousands of Canadian dollars)	2022	2021	$ Change	% Change
	(As Restated)
Canadian recreational cannabis net revenue
Business-to-business[1]	$26,540	$42,693	$(16,153)	(38%)
Business-to-consumer	12,435	17,344	(4,909)	(28%)
	38,975	60,037	(21,062)	(35%)
Canadian medical cannabis net revenue[2]	13,440	13,492	(52)	-
	52,415	73,529	(21,114)	(29%)
International and other revenue
C3	-	11,443	(11,443)	(100%)
Other[3]	13,781	7,967	5,814	73%
	13,781	19,410	(5,629)	(29%)
Global cannabis net revenue	66,196	92,939	(26,743)	(29%)

Other consumer products
Storz & Bickel	15,643	24,070	(8,427)	(35%)
This Works	5,520	6,551	(1,031)	(16%)
BioSteel[4]	13,693	6,661	7,032	106%
Other	4,868	5,988	(1,120)	(19%)
Other consumer products revenue	39,724	43,270	(3,546)	(8%)

Net revenue	$105,920	$136,209	$(30,289)	(22%)

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

Net revenue was $105.9 million in the first quarter of fiscal 2023, as compared to $136.2 million in the first quarter of fiscal 2022. The year-over-year decrease is attributable to a revenue decline of 29% in our global cannabis segment, which was primarily due to a decline in our organic Canadian recreational business and the divestiture of all of our interest in C3 in the fourth quarter of fiscal 2022. Revenue in our other consumer products segment grew 8% relative to the first quarter of fiscal 2022, as growth in our BioSteel business was largely offset by declines in our Storz & Bickel and This Works businesses.

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

International and other revenue was $13.8 million in the first quarter of fiscal 2023, as compared to $19.4 million in the first quarter of fiscal 2022.

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

Other consumer products

Revenue from our other consumer products segment was $39.7 million in the first quarter of fiscal 2023, as compared to $43.3 million in the first quarter of fiscal 2022.

•
Revenue from BioSteel was $13.7 million in the first quarter of fiscal 2023, a year-over-year increase of $7.0 million due primarily to growth in our distribution channels and sales velocities, primarily in Canada.
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

Cost of Goods Sold and Gross Margin

The following table presents cost of goods sold, gross margin and gross margin percentage on a consolidated basis for the three months ended June 30, 2022 and 2021:

	Three months ended June 30,
(in thousands of Canadian dollars except where indicated)	2022	2021	$ Change	% Change
	(As Restated)
Net revenue	$105,920	$136,209	$(30,289)	(22%)

Cost of goods sold	$111,506	$108,971	$2,535	2%
Gross margin	(5,586)	27,238	(32,824)	(121%)
Gross margin percentage	(5%)	20%	-	(2,500) bps

Cost of goods sold was $111.5 million in the first quarter of fiscal 2023, as compared to $109.0 million in the first quarter of fiscal 2022. Our gross margin was $(5.6) million in the first quarter of fiscal 2023, or (5%) of net revenue, as compared to a gross margin of $27.2 million and gross margin percentage of 20% of net revenue in the first quarter of fiscal 2022. The year-over-year decrease in the gross margin percentage was primarily attributable to:

•
In our Canadian recreational cannabis business, (i) the year-over-year decrease in net revenue; (ii) continued price compression; and (iii) the impact of the under-absorption of costs attributable to lower production volumes. These impacts were partially offset by the realized benefit of our cost savings program and strategic changes to our business that were initiated in the fourth quarter of fiscal 2022;
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

The following table presents segmented gross margin and gross margin percentage for the three months ended June 30, 2022 and 2021:

	Three months ended June 30,
(in thousands of Canadian dollars except where indicated)	2022	2021	$ Change	% Change
	(As Restated)
Global cannabis segment
Cost of goods sold	$81,668	$79,570	$2,098	3%
Gross margin	(15,472)	13,369	(28,841)	(216%)
Gross margin percentage	(23%)	14%		(3,700) bps

Other consumer products segment
Cost of goods sold	$29,838	$29,401	$437	1%
Gross margin	9,886	13,869	(3,983)	(29%)
Gross margin percentage	25%	32%		(700) bps

Global cannabis

Gross margin for our global cannabis segment was $(15.5) million in the first quarter of fiscal 2023, or (23%) of net revenue, as compared to $13.4 million in the first quarter of fiscal 2022, or 14% of net revenue. The year-over-year decease in the gross margin percentage was primarily due to:

•
In our Canadian recreational cannabis business, (i) the year-over-year decrease in net revenue; (ii) continued price compression; and (iii) the impact of the under-absorption of costs attributable to lower production volumes. These impacts were partially offset by the realized benefit of our cost savings program and strategic changes to our business that were initiated in the fourth quarter of fiscal 2022;
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

Other consumer products

Gross margin for our other consumer products segment was $9.9 million in the first quarter of fiscal 2023, as compared to gross margin of $13.9 million in the first quarter of fiscal 2022. Our gross margin percentage was 25% of net revenue in the first quarter of fiscal 2023, as compared to a gross margin percentage of 32% in the first quarter of fiscal 2022. The year-over-year decrease in the gross margin percentage was primarily attributable to the increase in revenue for our BioSteel business and decrease in revenue for Storz & Bickel, as discussed above in our analysis of “Net Revenue” for the three months ended June 30, 2022, and the resulting shift in the business mix towards an increased revenue contribution from the lower-margin BioSteel business.

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

Acquisition-related costs were $4.2 million in the first quarter of fiscal 2023, as compared to $5.8 million in the first quarter of fiscal 2022. In the first quarter of fiscal 2023, costs were incurred primarily in relation to the plan to acquire Jetty, and evaluating other potential acquisition opportunities. Comparatively, in the first quarter of fiscal 2022, costs were incurred primarily in relation to the acquisitions of Ace Valley and Supreme Cannabis, and evaluating other potential acquisition opportunities.

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

Loss from equity method investments

The loss from equity method investments was $nil in the first quarter of fiscal 2023, as compared to $0.1 million in the first quarter of fiscal 2022. The year-over-year decrease in the loss is primarily attributable to the impairment of our remaining investment in Agripharm in the first quarter of fiscal 2022. As a result of this impairment, there were no remaining equity method investment balances at June 30, 2022.

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

•
Change of $385.0 million related to non-cash fair value changes on our other financial assets, from an income amount of $84.2 million in the first quarter of fiscal 2022 to an expense amount of $300.9 million in the first quarter of fiscal 2023. The expense amount in the first quarter of fiscal 2023 is primarily attributable to fair value decreases relating to our investments in (i) the TerrAscend Exchangeable Shares ($138.0 million); (ii) the secured debentures issued by TerrAscend Canada and Arise Bioscience and associated TerrAscend Warrants (totaling $62.0 million); and (iii) the TerrAscend Option ($3.8 million), which were all driven largely by a decrease of approximately 59% in TerrAscend’s share price in the first quarter of fiscal 2023. Additionally, the fair value of our investment in the Wana financial instrument decreased $154.0 million, due primarily to changes in expectations of the future cash flows to be generated by Wana. These fair value decreases were partially offset by a fair value increase related to the Acreage Option in the amount of $60.0 million, as described below in our discussion of fair value changes on the liability arising from the Acreage Arrangement. Comparatively, in the first quarter of fiscal 2022 the income amount was primarily attributable to fair value increases relating to our investments in the TerrAscend Exchangeable Shares ($53.0 million), and the secured debentures issued by TerrAscend Canada and Arise Bioscience and associated TerrAscend Warrants (totaling $32.7 million), driven largely by (i) an increase of approximately 11% in TerrAscend’s share price in the first quarter of fiscal 2022; and (ii) re-assessments of the probability and timing of changes in federal laws in the United States regarding the permissibility of the cultivation, distribution or possession of marijuana.

•
Decrease in non-cash income of $103.0 million related to the non-cash fair value changes on the liability arising from the Acreage Arrangement, from an income amount of $150.0 million in the first quarter of fiscal 2022 to an income amount of $47.0 million in the first quarter of fiscal 2023. On a quarterly basis, we determine the fair value of the liability arising from the Acreage Arrangement using a probability-weighted expected return model, incorporating several potential scenarios and outcomes associated with the Acreage Arrangement. The income amount recognized in the first quarter of fiscal 2023, associated with a decrease in the liability arising from the Acreage Arrangement to $nil, is primarily attributable to a decrease of approximately 61% in our share price during the first quarter of fiscal 2023, relative to a decrease of approximately 27% in Acreage’s share price during that same period. As a result, the model at June 30, 2022 reflects a lower estimated value of the Canopy Growth common shares expected to be issued at the exchange ratio of 0.3048 upon a Triggering Event, relative to the estimated value of the Acreage shares expected to be acquired at that time (changes in our share price have a more significant impact on the model relative to changes in Acreage’s share price); in the first quarter of fiscal 2023, this resulted in a change from a liability amount to an asset amount of $60.0 million, with the asset recorded in other financial assets (see above). Comparatively, the income amount recognized in the first quarter of fiscal 2022, associated with a decrease in the liability arising from the Acreage Arrangement, was primarily attributable to a decrease of approximately 26% in our share price in the first quarter of fiscal 2022, relative to a decrease of approximately 27% in Acreage’s share price during that same period.

•
Change of $60.3 million related to the non-cash fair value changes on the Canopy Notes, from an income amount of $50.7 million in the first quarter of fiscal 2022 to an expense amount of $9.6 million in the first quarter of fiscal 2023. The year-over-year change is primarily due to the impact of the exchanges of our Canopy Notes in connection with the Exchange Transaction in June 2022, including changes in credit spreads relative to the comparative fiscal period. Comparatively, the income amount recognized in the first quarter of fiscal 2022 was primarily due to the decline in our share price of approximately 26% during that period.

•
In the first quarter of fiscal 2023, we recognized charges in the amount of $19.2 million in connection with the Exchange Transaction, in which we agreed to acquire and cancel approximately $262.6 million of aggregate principal amount of

Canopy Notes from the Noteholders for an aggregate purchase price of $260.0 million, which was paid in our common shares. These charges primarily include (i) the recognition of a derivative liability in connection with the incremental common shares that were potentially issuable as at June 30, 2022 at the volume-weighted average trading price of the common shares on the Nasdaq Global Select Market for the 10 consecutive trading days beginning on, and including, June 30, 2022, being US$2.6245 (the “Averaging Price”) on the second tranche closing on July 18, 2022 (the "Final Closing"), pursuant to the Exchange Agreements; partially offset by (ii) the release of amounts recorded in accumulated other comprehensive income in relation to the credit risk fair value adjustment associated with the portion of the Canopy Notes that were acquired and cancelled on June 30, 2022.

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

The change of $3.0 million, from a deferred income tax recovery to deferred income tax expense is primarily a result of changes in the first quarter of fiscal 2023 in respect of the Canopy Notes and deferred tax liabilities that arose in connection with the required revaluation of the accounting carrying value, but not the tax basis, of property, plant and equipment, intangible assets, and other financial assets. In connection with certain deferred tax assets, mainly in respect to losses for tax purposes, where the accounting criteria for recognition of an asset has yet to be satisfied and it is not probable that they will be used, the deferred tax asset has not been recognized.

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

Adjusted EBITDA (Non-GAAP Measure)

The following table presents Adjusted EBITDA for the three months ended June 30, 2022 and 2021:

	Three months ended June 30,
(in thousands of Canadian dollars)	2022	2021	$ Change	% Change
	(As Restated)
Net (loss) income	$(2,091,750)	$389,955	$(2,481,705)	(636%)
Income tax expense	3,749	2,900	849	29%
Other (income) expense, net	245,578	(580,666)	826,244	142%
Loss on equity method investments	-	100	(100)	(100%)
Share-based compensation	5,439	13,126	(7,687)	(59%)
Acquisition-related costs	4,193	5,780	(1,587)	(27%)
Depreciation and amortization	21,851	25,132	(3,281)	(13%)
Asset impairment and restructuring costs	1,727,985	78,618	1,649,367	2098%
Restructuring costs recorded in cost of goods sold	3,961	-	3,961	100%
Charges related to the flow-through of inventory step-up on business combinations	-	1,414	(1,414)	(100%)
Adjusted EBITDA	$(78,994)	$(63,641)	$(15,353)	(24%)

The Adjusted EBITDA loss in the first quarter of fiscal 2023 was $79.0 million, as compared to an Adjusted EBITDA loss of $63.6 million in the first quarter of fiscal 2022. The year-over-year increase in the Adjusted EBITDA loss is primarily attributable to the year-over-year decrease in our gross margin, partially offset by the reduction in our total selling, general and administrative expense. These variances are described above.

Discussion of Results of Operations for the Three and Six Months Ended September 30, 2022

Discussion of Second Quarter of Fiscal 2023 Results of Operations

	Three months ended September 30,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2022	2021	$ Change	% Change
	(As Restated)
Selected consolidated financial information:
Net revenue	$105,418	$131,374	$(25,956)	(20%)
Gross margin percentage	(8%)	(54%)	-	4,600 bps
Net loss	$(305,811)	$(16,331)	$(289,480)	(1,773%)
Net loss attributable to Canopy Growth Corporation	$(292,170)	$(11,058)	$(281,112)	(2,542%)
Basic and diluted loss per share[1]	$(0.62)	$(0.03)	$(0.59)	(1,967%)

[1]For the three months ended September 30, 2022, the weighted average number of outstanding common shares, basic and diluted, totaled 471,592,150 (three months ended September 30, 2021 - 393,274,758).

Revenue

The following table presents segmented net revenue, by channel, for the three months ended September 30, 2022 and 2021:

Revenue by Channel	Three months ended September 30,
(in thousands of Canadian dollars)	2022	2021	$ Change	% Change
	(As Restated)
Canada cannabis
Canadian recreational cannabis
Business-to-business[1]	$25,317	$41,927	$(16,610)	(40%)
Business-to-consumer	12,772	16,652	(3,880)	(23%)
	38,089	58,579	(20,490)	(35%)
Canadian medical cannabis[2]	14,215	13,093	1,122	9%
	$52,304	$71,672	$(19,368)	(27%)
Rest-of-world cannabis
C3	-	11,887	(11,887)	(100%)
Other rest-of-world cannabis[3]	10,552	11,766	(1,214)	(10%)
	$10,552	$23,653	$(13,101)	(55%)

Storz & Bickel	$13,494	$14,511	$(1,017)	(7%)
BioSteel[4]	$17,477	$7,512	$9,965	133%
This Works	$6,868	$9,027	$(2,159)	(24%)
Other	4,723	4,999	(276)	(6%)

Net revenue	$105,418	$131,374	$(25,956)	(20%)

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

[2] Reflects excise taxes of $1,130 for the three months ended September 30, 2022 (three months ended September 30, 2021 - $1,361).
[3] Reflects other revenue adjustments of $535 for the three months ended September 30, 2022 (three months ended September 30, 2021 - $642).
[4] Reflects other revenue adjustments of $2,690 for the three months ended September 30, 2022 (three months ended September 30, 2021 - $2,693).

Net revenue was $105.4 million in the second quarter of fiscal 2023, as compared to $131.4 million in the second quarter of fiscal 2022. The year-over-year decrease is primarily attributable to: (i) the continuing decrease in net revenue from our Canada cannabis segment, as increased competition in the Canadian recreational market has resulted in lower sales velocities, continued price compression and reduced traffic at our corporate-owned retail stores; (ii) the divestiture of all of our interest in C3 in the fourth quarter of fiscal 2022; and (iii) softer performance in our This Works business. These declines were partially offset by growth in our BioSteel business resulting from the expansion of our distribution and retail channels.

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

BioSteel

Revenue from BioSteel was $17.5 million in the second quarter of fiscal 2023, as compared to $7.5 million in the second quarter of fiscal 2022. The year-over-year increase is primarily attributable to the growth in our distribution and retail channels, which resulted in increased sales velocities, primarily in Canada. Each of BioSteel's major product lines contributed to the year-over-year revenue growth.

This Works

Revenue from This Works was $6.9 million in the second quarter of fiscal 2023, as compared to $9.0 million in the second quarter of fiscal 2022. The year-over-year decrease is primarily attributable to continuing softer performance in certain of our product lines, particularly our “Sleep” product line, relative to the second quarter of fiscal 2022, lower sales velocities through e-commerce channels, and the impact of changes in foreign exchange rates.

Cost of Goods Sold and Gross Margin

The following table presents cost of goods sold, gross margin and gross margin percentage on a consolidated basis for the three months ended September 30, 2022 and 2021:

	Three months ended September 30,
(in thousands of Canadian dollars except where indicated)	2022	2021	$ Change	% Change
	(As Restated)
Net revenue	$105,418	$131,374	$(25,956)	(20%)

Cost of goods sold	$113,373	$202,514	$(89,141)	(44%)
Gross margin	(7,955)	(71,140)	63,185	89%
Gross margin percentage	(8%)	(54%)	-	4,600 bps

Cost of goods sold was $113.4 million in the second quarter of fiscal 2023, as compared to $202.5 million in the second quarter of fiscal 2022. Our gross margin was $(8.0) million in the second quarter of fiscal 2023, or (8%) of net revenue, as compared to a gross margin of $(71.1) million and gross margin percentage of (54%) of net revenue in the second quarter of fiscal 2022. The year-over-year increase in the gross margin percentage was primarily attributable to the inventory write-downs we recorded in the second quarter of fiscal 2022, primarily related to excess Canadian cannabis inventory resulting from underperformance relative to forecast as well as declines in expected near-term demand. Our gross margin in the second quarter of fiscal 2022 was also impacted by charges totaling $3.1 million relating to the flow-through of inventory step-up associated with the acquisition of Supreme Cannabis in the first quarter of fiscal 2022.

These factors were partially offset by the following, which impacted our gross margin percentage in the second quarter of fiscal 2023:

•
Restructuring charges of $8.0 million relating to inventory write-downs and other associated charges resulting primarily from: (i) the strategic changes to our business that were initiated in the fourth quarter of fiscal 2022, including the shift to a contract manufacturing model for certain product formats; (ii) amounts deemed excess based on current and projected demand; and (iii) charges related to certain contract manufacturing agreements held by BioSteel that are not expected to recur past fiscal 2023;
•
In our Canadian recreation cannabis business, the impacts on our gross margin percentage from the year-over-year decrease in net revenue and continued price compression were partially offset by the realized benefit of our cost savings program and strategic changes to our business that were initiated in the fourth quarter of fiscal 2022;
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

The following table presents segmented gross margin and gross margin percentage for the three months ended September 30, 2022 and 2021:

	Three months ended September 30,
(in thousands of Canadian dollars except where indicated)	2022	2021	$ Change	% Change
	(As Restated)
Canada cannabis segment
Net revenue	$52,304	$71,672	$(19,368)	(27%)
Cost of goods sold	59,956	163,652	(103,696)	(63%)
Gross margin	(7,652)	(91,980)	84,328	92%
Gross margin percentage	(15%)	(128%)		11,300 bps

Rest-of-world cannabis segment
Revenue	$10,552	$23,653	$(13,101)	(55%)
Cost of goods sold	11,884	12,675	(791)	(6%)
Gross margin	(1,332)	10,978	(12,310)	(112%)
Gross margin percentage	(13%)	46%		(5,900) bps

Storz & Bickel segment
Revenue	$13,494	$14,511	$(1,017)	(7%)
Cost of goods sold	7,492	9,160	(1,668)	(18%)
Gross margin	6,002	5,351	651	12%
Gross margin percentage	44%	37%		700 bps

BioSteel segment
Revenue	$17,477	$7,512	$9,965	133%
Cost of goods sold	24,821	7,916	16,905	214%
Gross margin	(7,344)	(404)	(6,940)	(1,718%)
Gross margin percentage	(42%)	(5%)		(3,700) bps

This Works segment
Revenue	$6,868	$9,027	$(2,159)	(24%)
Cost of goods sold	4,565	5,469	(904)	(17%)
Gross margin	2,303	3,558	(1,255)	(35%)
Gross margin percentage	34%	39%		(500) bps

Other
Cost of goods sold	$4,655	$3,642	$1,013	28%

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

Storz & Bickel

Gross margin for our Storz & Bickel segment was $6.0 million in the second quarter of fiscal 2023, or 44% of net revenue, as compared to $5.4 million in the second quarter of fiscal 2022, or 37% of net revenue. The year-over-year increase in the gross margin percentage is primarily attributable to: (i) lower shipping, distribution and warehousing costs across North America relative to the second quarter of fiscal 2022; and (ii) a shift in Storz & Bickel’s product mix.

BioSteel

Gross margin for our BioSteel segment was $(7.3) million in the second quarter of fiscal 2023, or (42%) of net revenue, as compared to $(0.4) million in the second quarter of fiscal 2022, or (5%) of net revenue. The year-over-year decrease in the gross margin percentage is primarily attributable to charges of $3.2 million relating to costs associated with certain contract manufacturing agreements that are not expected to recur past fiscal 2023.

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

Operating Expenses

The following table presents operating expenses for the three months ended September 30, 2022 and 2021:

	Three months ended September 30,
(in thousands of Canadian dollars)	2022	2021	$ Change	% Change
	(As Restated)
Operating expenses
General and administrative	$30,402	$35,545	$(5,143)	(14%)
Sales and marketing	65,436	64,534	902	1%
Research and development	5,489	8,764	(3,275)	(37%)
Acquisition-related costs	14,606	2,391	12,215	511%
Depreciation and amortization	9,909	14,522	(4,613)	(32%)
Selling, general and administrative expenses	125,842	125,756	86	-%

Share-based compensation	14,581	14,247	334	2%
Share-based compensation related to acquisition milestones	-	1,706	(1,706)	(100%)
Share-based compensation expense	14,581	15,953	(1,372)	(9%)

Asset impairment and restructuring costs	101,369	2,510	98,859	3,939%
Total operating expenses	$241,792	$144,219	$97,573	68%

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

Acquisition-related costs were $14.6 million in the second quarter of fiscal 2023, as compared to $2.4 million in the second quarter of fiscal 2022. In the second quarter of fiscal 2023, costs were incurred primarily in relation to the Reorganization and the planned divestiture of certain of our corporate-owned retail stores, and evaluating other potential acquisition opportunities. Comparatively, in the second quarter of fiscal 2022, costs were incurred primarily in relation to the plan to acquire Wana, the completion of the acquisition of Supreme Cannabis, and evaluating other potential acquisition opportunities.

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

Share-based compensation expense

Share-based compensation expense was $14.6 million in the second quarter of fiscal 2023, relatively consistent with $14.2 million in the second quarter of fiscal 2022.

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

Asset impairment and restructuring costs

Asset impairment and restructuring costs recorded in operating expenses were $101.4 million in the second quarter of fiscal 2023, as compared to $2.5 million in the second quarter of fiscal 2022.

Asset impairment and restructuring costs recorded in the second quarter of fiscal 2023 were primarily related to:

•
Impairment losses associated with the planned divestiture of our Canadian retail operations, as we recorded write-downs of property, plant and equipment, operating licenses and brand intangible assets, right-of-use assets, and certain other assets due to the excess of their carrying values over their estimated fair values;
•
Incremental costs primarily associated with the restructuring actions completed in fiscal 2022, including the closure of certain of our Canadian production facilities; and
•
Goodwill impairment losses of $57.4 million and $2.3 million associated with our BioSteel reporting unit and This Works reporting unit, respectively (refer to “Impairment of Goodwill” in “Critical Accounting Policies and Estimates” section below), and asset impairment charges relating to certain acquired brand intangible assets.

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

•
Change of $43.8 million related to the non-cash fair value changes on the Canopy Notes, from an income amount of $30.0 million in the second quarter of fiscal 2022 to an expense amount of $13.8 million in the second quarter of fiscal 2023. The year-over-year change is primarily attributable to the increase in our share price of approximately 2% during the second quarter of fiscal 2023, and the impact of the Exchange Transaction, including changes in credit spreads relative to the comparative fiscal period. Comparatively, the income amount recognized in the second quarter of fiscal 2022 was primarily attributable to the decrease in our share price of approximately 41% during that period.

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

•
Decrease in non-cash expense of $279.3 million related to fair value changes on our other financial assets, from $279.4 million in the second quarter of fiscal 2022 to $0.1 million in the second quarter of fiscal 2023. The expense amount in the second quarter of fiscal 2023 is primarily attributable to fair value decreases relating to our investments in: (i) the TerrAscend Exchangeable Shares; (ii) the secured debentures issued by TerrAscend Canada and Arise Bioscience and associated TerrAscend Warrants (totaling $6.6 million); and (iii) the TerrAscend Option ($1.1 million), which were all driven largely by a decrease of approximately 40% in TerrAscend’s share price in the second quarter of fiscal 2023. These fair value decreases were offset by: (i) a fair value increase associated with our investment in the Wana financial instrument of $34.8 million, primarily attributable to changes in expectations of the future cash flows to be generated by Wana; and (ii) a fair value increase related to the Acreage call option in the amount of $12.0 million, primarily attributable to: (i) a re-assessment of certain of the assumptions made and scenario outcomes contemplated in the probability-weighted expected return model used to determine the value of the Acreage call option; and (ii) the strengthening of the U.S. dollar relative to the Canadian dollar during the second quarter of fiscal 2023. Comparatively, in the second quarter of fiscal 2022 the expense amount was primarily attributable to fair value increases relating to our investments in the TerrAscend Exchangeable Shares ($166.0 million), and the secured debentures issued by TerrAscend Canada and Arise Bioscience and associated TerrAscend Warrants (totaling $109.0 million), driven largely by: (i) a decrease of approximately 38% in TerrAscend’s share price in the second quarter of fiscal 2022; and (ii) re-assessments of the probability and timing of changes in federal laws in the United States regarding the permissibility of the cultivation, distribution or possession of marijuana.

•
In the second quarter of fiscal 2023, we recognized income in the amount of $14.5 million in connection with the Exchange Transaction, in which we agreed to acquire and cancel approximately $262.6 million of aggregate principal amount of Canopy Notes from the Noteholders for an aggregate purchase price of $260.0 million, which was paid in our common shares. The income amount recognized in the second quarter of fiscal 2023 primarily includes the release of amounts recorded in accumulated other comprehensive income in relation to the credit risk fair value adjustment associated with the portion of the Canopy Notes that were acquired and cancelled in July 2022, partially offset by: (i) fair value changes, up through the Final Closing, on the derivative liability recognized in connection with the incremental common shares that were potentially issuable as at June 30, 2022 at the Averaging Price on the Final Closing, pursuant to the Exchange Agreements; and (ii) professional fees associated with the Exchange Transaction.

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

The change of $7.8 million, from a deferred income tax recovery to deferred income tax expense, is primarily a result of changes in the second quarter of fiscal 2023 in respect of the Canopy Notes and deferred tax liabilities that arose in connection with the required revaluation of the accounting carrying value, but not the tax basis, of property, plant and equipment, intangible assets, and other financial assets. In connection with certain deferred tax assets, mainly in respect of losses for tax purposes, where the accounting criteria for recognition of an asset has yet to be satisfied and it is not probable that they will be used, the deferred tax asset has not been recognized.

The change of $3.6 million, from a current income tax recovery to current income tax expense arose primarily in connection with legal entities that generated income for tax purposes that could not be reduced by the group’s tax attributes.

Net Loss

The net loss in the second quarter of fiscal 2023 was $305.8 million, as compared to a net loss of $16.3 million in the second quarter of fiscal 2022. The year-over-year increase in the net loss is primarily attributable to: (i) the year-over-year change in other income (expense), net, of $243.7 million, from an income amount to an expense amount; and (ii) the year-over-year increase in asset impairment and restructuring costs. These factors were only partially offset by the year-over-year increase in our gross margin. These variances are described above.

Adjusted EBITDA (Non-GAAP Measure)

The following table presents Adjusted EBITDA for the three months ended September 30, 2022 and 2021:

	Three months ended September 30,
(in thousands of Canadian dollars)	2022	2021	$ Change	% Change
	(As Restated)
Net loss	$(305,811)	$(16,331)	$(289,480)	(1,773%)
Income tax expense (recovery)	8,220	(3,207)	11,427	356%
Other (income) expense, net	47,844	(195,821)	243,665	124%
Share-based compensation	14,581	15,953	(1,372)	(9%)
Acquisition-related costs	14,606	2,391	12,215	511%
Depreciation and amortization	21,293	28,780	(7,487)	(26%)
Asset impairment and restructuring costs	101,369	2,510	98,859	3,939%
Restructuring costs recorded in cost of goods sold	8,023	-	8,023	100%
Charges related to the flow-through of inventory step-up on business combinations	-	3,123	(3,123)	(100%)
Adjusted EBITDA	$(89,875)	$(162,602)	$72,727	45%

The Adjusted EBITDA loss in the second quarter of fiscal 2023 was $89.9 million, as compared to an Adjusted EBITDA loss of $162.6 million in the second quarter of fiscal 2022. The year-over-year decrease in the Adjusted EBITDA loss is primarily attributable to: (i) the year-over-year improvement in our gross margin; and (ii) the year-over-year reduction in our general and administrative, sales and marketing, and research and development expenses. These variances are described above.

Discussion of Results of Operations for the Six Months Ended September 30, 2022

	Six months ended September 30,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2022	2021	$ Change	% Change
	(As Restated)
Selected consolidated financial information:
Net revenue	$211,338	$267,583	$(56,245)	(21%)
Gross margin percentage	(6%)	(16%)	-	1,000 bps
Net (loss) income	$(2,397,561)	$373,624	$(2,771,185)	(742%)
Net (loss) income attributable to Canopy Growth Corporation	$(2,378,613)	$381,360	$(2,759,973)	(724%)
Basic (loss) earnings per share[1]	$(5.47)	$0.98	$(6.45)	(658%)
Diluted (loss) earnings per share[1]	$(5.47)	$0.72	$(6.19)	(860%)

[1]For the six months ended September 30, 2022, the weighted average number of outstanding common shares, basic and diluted, totaled 435,229,653 (six months ended September 30, 2021 - basic of 388,696,975 and diluted of 409,158,915).

Revenue

The following table presents segmented net revenue, by channel, for the six months ended September 30, 2022 and 2021:

Revenue by Channel	Six months ended September 30,
(in thousands of Canadian dollars)	2022	2021	$ Change	% Change
	(As Restated)
Canada cannabis
Canadian recreational cannabis
Business-to-business[1]	$51,857	$84,620	$(32,763)	(39%)
Business-to-consumer	25,207	33,996	(8,789)	(26%)
	77,064	118,616	(41,552)	(35%)
Canadian medical cannabis net revenue[2]	27,655	26,585	1,070	4%
	$104,719	$145,201	$(40,482)	(28%)
Rest-of-world cannabis
C3	-	23,330	(23,330)	(100%)
Other rest-of-world cannabis[3]	24,333	19,733	4,600	23%
	$24,333	$43,063	$(18,730)	(43%)

Storz & Bickel	$29,137	$38,581	$(9,444)	(24%)
BioSteel[4]	$31,170	$14,173	$16,997	120%
This Works	$12,388	$15,578	$(3,190)	(20%)
Other	9,591	10,987	(1,396)	(13%)

Net revenue	$211,338	$267,583	$(56,245)	(21%)

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

[2] Reflects excise taxes of $2,286 for the six months ended September 30, 2022 (six months ended September 30, 2021 - $2,741).
[3] Reflects other revenue adjustments of $4,372 for the six months ended September 30, 2022 (six months ended September 30, 2021 - $1,019).
[4] Reflects other revenue adjustments of $1,201 for the six months ended September 30, 2022 (six months ended September 30, 2021 - $4,630).

Net revenue was $211.3 million in the six months ended September 30, 2022, as compared to $267.6 million in the six months ended September 30, 2021. The year-over-year decrease is primarily attributable to: (i) the continuing decrease in net revenue from our Canada cannabis segment, as increased competition in the Canadian recreational market has resulted in lower sales velocities, continued price compression, and reduced traffic at our corporate-owned retail stores; (ii) the divestiture of all of our interest in C3 in the fourth quarter of fiscal 2022; and (iii) lower revenues from our Storz & Bickel and This Works businesses. These declines were partially offset by growth in our BioSteel business, resulting from the expansion of our distribution and retail channels.

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

Rest-of-world cannabis

Rest-of-world cannabis revenue was $24.3 million in the six months ended September 30, 2022, as compared to $43.1 million in the six months ended September 30, 2021. The year-over-year decrease is attributable to the divestiture of C3, resulting in a decrease in revenue of $23.3 million as compared to the six months ended September 30, 2021, and a year-over-year increase of $4.6 million in other rest-of-world cannabis revenue, primarily attributable to: (i) bulk cannabis sales, predominantly to Israel, in the amount of $4.2 million, which did not occur in the six months ended September 30, 2021; (ii) growth in our global medical cannabis business, particularly in Australia; and (iii) an opportunistic sale of bulk crude CBD resin in the first quarter of fiscal 2023; these increases were partially offset by a year-over-year decline in revenue in our U.S. CBD business, as we focused and refined our portfolio and brand offerings.

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

BioSteel

Revenue from BioSteel was $31.2 million in the six months ended September 30, 2022, as compared to $14.2 million in the six months ended September 30, 2021. The year-over-year increase is primarily attributable to the growth in our distribution and retail channels, which resulted in increased sales velocities, primarily in Canada.

This Works

Revenue from This Works was $12.4 million in the six months ended September 30, 2022, as compared to $15.6 million in the six months ended September 30, 2021. The year-over-year decrease is primarily attributable to: (i) softer performance relative to the six months ended September 30, 2022 in certain of our product lines, particularly our “Sleep” product line, which benefited during the period of COVID-19 restrictions in the first quarter of fiscal 2022; and (ii) and the impact of changes in foreign exchange rates.

Cost of Goods Sold and Gross Margin

The following table presents cost of goods sold, gross margin and gross margin percentage on a consolidated basis for the six months ended September 30, 2022 and 2021:

	Six months ended September 30,
(in thousands of Canadian dollars except where indicated)	2022	2021	$ Change	% Change
	(As Restated)
Net revenue	$211,338	$267,583	$(56,245)	(21%)

Cost of goods sold	$224,879	$311,485	$(86,606)	(28%)
Gross margin	(13,541)	(43,902)	30,361	69%
Gross margin percentage	(6%)	(16%)	-	1,000 bps

Cost of goods sold was $224.9 million in the six months ended September 30, 2022, as compared to $311.5 million in the six months ended September 30, 2021. Our gross margin was $(13.5) million in the six months ended September 30, 2022, or (6%) of net revenue, as compared to a gross margin of $(43.9) million and gross margin percentage of (16%) of net revenue in the six months ended September 30, 2021. The year-over-year increase in the gross margin percentage was primarily attributable to: (i) the previously-described inventory write-downs we recorded in the second quarter of fiscal 2022; and (ii) charges totaling $4.5 million recognized in the six months ended September 30, 2021 relating to the flow-through of inventory step-up associated with the acquisition of Supreme Cannabis in the first quarter of fiscal 2022.

These factors were partially offset by the following, which impacted our gross margin percentage in the six months ended September 30, 2022:

•
Restructuring charges totaling $12.0 million relating to inventory write-downs and other associated charges resulting primarily from: (i) the strategic changes to our business that were initiated in the fourth quarter of fiscal 2022, including the shift to a contract manufacturing model for certain product formats; (ii) amounts deemed excess based on current and projected demand; and (iii) charges relating to certain contract manufacturing agreements held by BioSteel that are not expected to recur past fiscal 2023.
•
In our Canadian recreational cannabis business, the impacts on our gross margin percentage from the year-over-year decrease in net revenue and continued price compression were partially offset by the realized benefit of our cost savings program and strategic changes to our business that were initiated in the fourth quarter of fiscal 2022;
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

The following table presents segmented gross margin and gross margin percentage for the six months ended September 30, 2022 and 2021:

	Six months ended September 30,
(in thousands of Canadian dollars except where indicated)	2022	2021	$ Change	% Change
	(As Restated)
Canada cannabis segment
Net revenue	$104,719	$145,201	$(40,482)	(28%)
Cost of goods sold	124,904	230,005	(105,101)	(46%)
Gross margin	(20,185)	(84,804)	64,619	76%
Gross margin percentage	(19%)	(58%)		3,900 bps

Rest-of-world cannabis segment
Revenue	$24,333	$43,063	$(18,730)	(43%)
Cost of goods sold	25,825	23,478	2,347	10%
Gross margin	(1,492)	19,585	(21,077)	(108%)
Gross margin percentage	(6%)	45%		(5,100) bps

Storz & Bickel segment
Revenue	$29,137	$38,581	$(9,444)	(24%)
Cost of goods sold	17,514	22,130	(4,616)	(21%)
Gross margin	11,623	16,451	(4,828)	(29%)
Gross margin percentage	40%	43%		(300) bps

BioSteel segment
Revenue	$31,170	$14,173	$16,997	120%
Cost of goods sold	40,275	17,886	22,389	125%
Gross margin	(9,105)	(3,713)	(5,392)	(145%)
Gross margin percentage	(29%)	(26%)		(300) bps

This Works segment
Revenue	$12,388	$15,578	$(3,190)	(20%)
Cost of goods sold	7,438	8,624	(1,186)	(14%)
Gross margin	4,950	6,954	(2,004)	(29%)
Gross margin percentage	40%	45%		(500) bps

Other
Cost of goods sold	$8,923	$9,362	$(439)	(5%)

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

These factors were partially offset by the following, which impacted our gross margin percentage in the six months ended September 30, 2022:

•
The year-over-year decrease in net revenue, continued price compression, and the impact of the under-absorption of costs attributable to lower production volumes. These impacts were partially offset by the realized benefit of our cost savings program and strategic changes to our business that were initiated in the fourth quarter of fiscal 2022; and
•
A decrease in the amount of payroll subsidies received from the Canadian government pursuant to a COVID-19 relief program, from $14.2 million in the six months ended September 30, 2021 to $1.6 million in the six months ended September 30, 2022.

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

Storz & Bickel

Gross margin for our Storz & Bickel segment was $11.6 million in the six months ended September 30, 2022, or 40% of net revenue, as compared to $16.5 million in the six months ended September 30, 2021, or 43% of net revenue. The year-over-year decrease in the gross margin percentage is primarily attributable to the decrease in revenue, as described above, partially offset by lower shipping, distribution and warehousing costs relative to the six months ended September 30, 2022.

BioSteel

Gross margin for our BioSteel segment was $(9.1) million in the six months ended September 30, 2022, or (29%) of net revenue, as compared to $(3.7) million in the six months ended September 30, 2021, or (26%) of net revenue. The year-over-year decrease in our gross margin percentage is primarily attributable to charges of $3.9 million relating to costs associated with certain contract manufacturing agreements that are not expected to recur past fiscal 2023.

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

Operating Expenses

The following table presents operating expenses for the six months ended September 30, 2022 and 2021:

	Six months ended September 30,
(in thousands of Canadian dollars)	2022	2021	$ Change	% Change
	(As Restated)
Operating expenses
General and administrative	$58,773	$69,222	$(10,449)	(15%)
Sales and marketing	118,618	115,066	3,552	3%
Research and development	12,442	17,106	(4,664)	(27%)
Acquisition-related costs	18,799	8,171	10,628	130%
Depreciation and amortization	20,623	28,765	(8,142)	(28%)
Selling, general and administrative expenses	229,255	238,330	(9,075)	(4%)

Share-based compensation	20,020	25,674	(5,654)	(22%)
Share-based compensation related to acquisition milestones	-	3,405	(3,405)	(100%)
Share-based compensation expense	20,020	29,079	(9,059)	(31%)

Asset impairment and restructuring costs	1,829,354	91,759	1,737,595	1,894%
Total operating expenses	$2,078,629	$359,168	$1,719,461	479%

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

Acquisition-related costs were $18.8 million in the six months ended September 30, 2022, as compared to $8.2 million in the six months ended September 30, 2021. In the six months ended September 30, 2022, costs were incurred primarily in relation to the

Reorganization and the planned divestiture of certain of our corporate-owned retail stores, and evaluating other potential acquisition opportunities. Comparatively, in the six months ended September 30, 2021, costs were incurred in relation to the acquisitions of Supreme Cannabis and Ace Valley, the plan to acquire Wana, and evaluating other potential acquisition opportunities.

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

Share-based compensation expense

Share-based compensation expense was $20.0 million in the six months ended September 30, 2022, as compared to $25.7 million in the six months ended September 30, 2021. The year-over-year decrease was primarily attributable to the impact of our previously-noted restructuring actions, which resulted in 1.8 million stock option forfeitures in the third and fourth quarters of fiscal 2022, and a further 3.7 million stock option forfeitures in the six months ended September 30, 2022. This decrease was partially offset by: (i) the impact of stock option grants totaling 3.4. million in the six months ended September 30, 2022; and (ii) incremental share-based compensation expense recognized in connection with the excess consideration received by certain employee and consultant option holders of BioSteel for the first tranche of the redeemable noncontrolling interest, over the contractual settlement consideration after correcting for the revenue misstatements described above.

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

Asset impairment and restructuring costs recorded in the six months ended September 30, 2022 were primarily related to:

•
Goodwill impairment losses of $1.8 billion, substantially of which was associated with our cannabis operations reporting unit in the global cannabis segment. Refer to “Impairment of Goodwill” in “Critical Accounting Policies and Estimates” section below;
•
Impairment losses associated with the planned divestiture of our Canadian retail operations, as we recorded write-downs of property, plant and equipment, operating license and brand intangible assets, right-of-use assets, and certain other assets due to the excess of their carrying values over their estimated fair value; and
•
Incremental costs primarily associated with the restructuring actions completed in fiscal 2022, including the closure of certain of our Canadian production facilities, and operational changes initiated in the fourth quarter of fiscal 2022 to: (i) implement cultivation-related efficiencies and improvements in the Canadian recreational cannabis business; and (ii) implement a flexible manufacturing platform, including contract manufacturing for certain product formats.

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

Other

The following table presents loss from equity method investments, other income (expense), net, and income tax expense for the six months ended September 30, 2022 and 2021:

	Six months ended September 30,
(in thousands of Canadian dollars)	2022	2021	$ Change	% Change
Loss from equity method investments	$-	$(100)	$100	100%
Other income (expense), net	(293,422)	776,487	(1,069,909)	(138%)
Income tax (expense) recovery	(11,969)	307	(12,276)	(3,999%)

Loss from equity method investments

The loss from equity method investments was $nil in the six months ended September 30, 2022, as compared to $0.1 million in the six months ended September 30, 2021. The year-over-year decrease in the loss is primarily attributable to the impairment of our remaining investment in Agripharm in the first quarter of fiscal 2022. As a result of this impairment, there were no remaining equity method investment balances at September 30, 2022.

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

•
Change of $104.1 million related to the non-cash fair value changes on the Canopy Notes, from an income amount of $80.7 million in the six months ended September 30, 2021 to an expense amount of $23.4 million in the six months ended September 30, 2022. The year-over-year change is primarily attributable to the impact of the Exchange Transaction, including changes in credit spreads relative to the comparative fiscal period, partially offset by the increase in our share price of approximately 60% during the six months ended September 30, 2022. Comparatively, the income amount recognized in the six months ended September 30, 2021 was primarily attributable to the decrease in our share price of approximately 57% during that period.

•
In the six months ended September 30, 2022, we recognized charges in the amount of $4.7 million in connection with the Exchange Transaction. These charges primarily include: (i) the recognition of, and fair value changes through to the Final Closing on, a derivative liability in connection with the incremental common shares that were potentially issuable as at June 30, 2022 at the Averaging Price on the Final Closing, pursuant to the Exchange Agreements; and (ii) professional fees associated with the Exchange Transaction. These charges were partially offset by the release of amounts recorded in accumulated other comprehensive income in relation to the credit risk fair value adjustment associated with the portion of the Canopy Notes that were acquired and cancelled in June and July 2022.

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

The change of $10.8 million, from a deferred income tax recovery to deferred income tax expense, is primarily a result of changes in the Canopy Notes, and current year changes being less than prior year in respect of deferred tax liabilities that arose in connection with the required revaluation of the accounting carrying value, but not the tax basis, of property, plant and equipment, intangible assets, and other financial assets. In connection with certain deferred tax assets, mainly in respect to losses for tax purposes, where the accounting criteria for recognition of an asset has yet to be satisfied and it is not probable that they will be used, the deferred tax asset has not been recognized.

The increase of $1.5 million in the current income tax expense arose primarily in connection with legal entities that generated income for tax purposes that could not be reduced by the group’s tax attributes.

Net (Loss) Income

The net loss in the six months ended September 30, 2022 was $2.4 billion, as compared to net income of $373.6 million in the six months ended September 30, 2021. The year-over-year change from net income to a net loss is primarily attributable to: (i) the year-over-year increase in asset impairment and restructuring costs, which was largely related to the goodwill impairment losses of $1.8 billion recorded in the first quarter of fiscal 2023; and (ii) the year-over-year change in other income (expense), net, of $1.1 billion, from an income amount to an expense amount. These factors were only partially offset by the year-over-year increase in our gross margin. These variances are described above.

Adjusted EBITDA (Non-GAAP Measure)

The following table presents Adjusted EBITDA for the six months ended September 30, 2022 and 2021:

	Six months ended September 30,
(in thousands of Canadian dollars)	2022	2021	$ Change	% Change
	(As Restated)
Net (loss) income	$(2,397,561)	$373,624	$(2,771,185)	(742%)
Income tax expense (recovery)	11,969	(307)	12,276	3999%
Other (income) expense, net	293,422	(776,487)	1,069,909	138%
Loss on equity method investments	-	100	(100)	(100%)
Share-based compensation	20,020	29,079	(9,059)	(31%)
Acquisition-related costs	18,799	8,171	10,628	130%
Depreciation and amortization	43,144	53,912	(10,768)	(20%)
Asset impairment and restructuring costs	1,829,354	81,128	1,748,226	2155%
Restructuring costs recorded in cost of goods sold	11,984	-	11,984	100%
Charges related to the flow-through of inventory step-up on business combinations	-	4,537	(4,537)	(100%)
Adjusted EBITDA	$(168,869)	$(226,243)	$57,374	25%

The Adjusted EBITDA loss in the six months ended September 30, 2022 was $168.9 million, as compared to an Adjusted EBITDA loss of $226.2 million in the six months ended September 30, 2021. The year-over-year decrease in the Adjusted EBITDA loss is primarily attributable to the year-over-year improvement in our gross margin, and the year-over-year reduction in our total selling, general and administrative expense. These variances are described above.

Discussion of Results of Operations for the Three and Nine Months Ended December 31, 2022

Discussion of Third Quarter of Fiscal 2023 Results of Operations

	Three months ended December 31,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2022	2021	$ Change	% Change
	(As Restated)
Selected consolidated financial information:
Net revenue	$104,031	$140,972	$(36,941)	(26%)
Gross margin percentage	0%	7%	-	(700 bps)
Net loss	$(264,376)	$(115,496)	$(148,880)	(129%)
Net loss attributable to Canopy Growth Corporation	$(259,465)	$(108,925)	$(150,540)	(138%)
Basic and diluted loss per share[1]	$(0.53)	$(0.28)	$(0.25)	(89%)

[1]For the three months ended December 31, 2022, the weighted average number of outstanding common shares, basic and diluted, totaled 486,112,598 (three months ended December 31, 2021 - 393,818,282).

Revenue

The following table presents segmented net revenue, by channel, for the three months ended December 31, 2022 and 2021:

Revenue by Channel	Three months ended December 31,
(in thousands of Canadian dollars)	2022	2021	$ Change	% Change
	(As Restated)
Canada cannabis
Canadian adult-use cannabis
Business-to-business[1]	$21,522	$33,282	$(11,760)	(35%)
Business-to-consumer	11,036	14,477	(3,441)	(24%)
	32,558	47,759	(15,201)	(32%)
Canadian medical cannabis[2]	14,059	12,919	1,140	9%
	$46,617	$60,678	$(14,061)	(23%)
Rest-of-world cannabis
C3	-	9,675	(9,675)	(100%)
Other rest-of-world cannabis[3]	5,846	12,624	(6,778)	(54%)
	$5,846	$22,299	$(16,453)	(74%)

Storz & Bickel	$20,214	$25,205	$(4,991)	(20%)
BioSteel[4]	$19,181	$16,974	$2,207	13%
This Works	$8,289	$10,730	$(2,441)	(23%)
Other	3,884	5,086	(1,202)	(24%)

Net revenue	$104,031	$140,972	$(36,941)	(26%)

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

[2] Reflects excise taxes of $1,339 for the three months ended December 31, 2022 (three months ended December 31, 2021 - $1,298).
[3] Reflects other revenue adjustments of $3,684 for the three months ended December 31, 2022 (three months ended December 31, 2021 - $1,421).
[4] Reflects other revenue adjustments of $3,185 for the three months ended December 31, 2022 (three months ended December 31, 2021 - $1,305).

Net revenue was $104.0 million in the third quarter of fiscal 2023, as compared to $141.0 million in the third quarter of fiscal 2022. The year-over-year decrease is primarily attributable to: (i) the continuing decrease in net revenue from our Canada cannabis segment, as increased competition in the Canadian adult-use market has resulted in lower sales velocities and continued price compression; (ii) the divestiture of our interest in C3 in the fourth quarter of fiscal 2022; (iii) a decline in our U.S. CBD business, as we focused our product and brand portfolio; and (iv) softer performance in our Storz & Bickel and This Works businesses. These decreases were only partially offset by growth in our BioSteel business.

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
•
Revenue from the business-to-consumer channel was $11.0 million in the third quarter of fiscal 2023, as compared to $14.5 million in the third quarter of fiscal 2022. The year-over-year decrease is primarily attributable to: (i) the closing of the FOUR20 Transaction on October 26, 2022; (ii) the continuing rapid increase in the number of third-party owned retail stores across Canada, which has resulted in increased competition for traffic at our corporate-owned stores which we continued to operate in certain provinces; and (iii) price compression resulting from the increased competition, which impacted most of our product categories.

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

BioSteel

Revenue from BioSteel was $19.2 million in the third quarter of fiscal 2023, as compared to $17.0 million in the third quarter of fiscal 2022. The year-over-year increase is primarily attributable to the growth in our distribution and retail channels, which resulted in increased sales velocities, primarily in Canada.

This Works

Revenue from This Works was $8.3 million in the third quarter of fiscal 2023, as compared to $10.7 million in the third quarter of fiscal 2022. The year-over-year decrease is primarily attributable to: (i) continuing softer performance in certain of our product lines, particularly our “Sleep” line, relative to the third quarter of fiscal 2022; (ii) lower sales velocities through e-commerce channels; and (iii) the impact of changes in foreign exchange rates.

Cost of Goods Sold and Gross Margin

The following table presents cost of goods sold, gross margin and gross margin percentage on a consolidated basis for the three months ended December 31, 2022 and 2021:

	Three months ended December 31,
(in thousands of Canadian dollars except where indicated)	2022	2021	$ Change	% Change
	(As Restated)
Net revenue	$104,031	$140,972	$(36,941)	(26%)

Cost of goods sold	$104,126	$130,882	$(26,756)	(20%)
Gross margin	(95)	10,090	(10,185)	(101%)
Gross margin percentage	0%	7%	-	(700 bps)

Cost of goods sold was $104.1 million in the third quarter of fiscal 2023, as compared to $130.9 million in the third quarter of fiscal 2022. Our gross margin was $(0.1) million in the third quarter of fiscal 2023, or 0% of net revenue, as compared to a gross margin of $10.1 million and gross margin percentage of 7% of net revenue in the third quarter of fiscal 2022. The year-over-year decrease in the gross margin percentage was primarily attributable to:

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

These factors, resulting in a year-over-year decrease in our gross margin percentage, were partially offset by the following:

•
Improvement in our Canada cannabis segment, attributable to the realized benefit of our cost savings program and strategic changes to our business that were initiated in the fourth quarter of fiscal 2022;
•
Charges totaling $3.1 million in the third quarter of fiscal 2022 relating to the flow-through of inventory step-up associated with the acquisition of Supreme Cannabis in the first quarter of fiscal 2022;
•
A year-over-year decrease in restructuring charges, from $4.6 million in the third quarter of fiscal 2022, related to inventory write-downs resulting from strategic changes to our business, including the closure of our facility in Langley, British Columbia, to $3.6 million in the third quarter of fiscal 2023, related to inventory write-downs and other associated charges resulting primarily from the strategic changes to our business that were initiated in the fourth quarter of fiscal 2022, and charges associated with certain contract manufacturing agreements held by BioSteel that are not expected to recur past fiscal 2023; and
•
The realized benefit of our cost savings program and the strategic changes to our U.S. CBD business, including the shift to a the re-focusing of our U.S. CBD product and brand portfolio.

The following table presents segmented gross margin and gross margin percentage for the three months ended December 31, 2022 and 2021:

	Three months ended December 31,
(in thousands of Canadian dollars except where indicated)	2022	2021	$ Change	% Change
	(As Restated)
Canada cannabis segment
Net revenue	$46,617	$60,678	$(14,061)	(23%)
Cost of goods sold	51,898	73,799	(21,901)	(30%)
Gross margin	(5,281)	(13,121)	7,840	60%
Gross margin percentage	(11%)	(22%)		1,100 bps

Rest-of-world cannabis segment
Revenue	$5,846	$22,299	$(16,453)	(74%)
Cost of goods sold	8,030	17,639	(9,609)	(54%)
Gross margin	(2,184)	4,660	(6,844)	(147%)
Gross margin percentage	(37%)	21%		(5,800) bps

Storz & Bickel segment
Revenue	$20,214	$25,205	$(4,991)	(20%)
Cost of goods sold	11,028	14,033	(3,005)	(21%)
Gross margin	9,186	11,172	(1,986)	(18%)
Gross margin percentage	45%	44%		100 bps

BioSteel segment
Revenue	$19,181	$16,974	$2,207	13%
Cost of goods sold	24,504	15,622	8,882	57%
Gross margin	(5,323)	1,352	(6,675)	(494%)
Gross margin percentage	(28%)	8%		(3,600) bps

This Works segment
Revenue	$8,289	$10,730	$(2,441)	(23%)
Cost of goods sold	4,257	5,261	(1,004)	(19%)
Gross margin	4,032	5,469	(1,437)	(26%)
Gross margin percentage	49%	51%		(200) bps

Other
Cost of goods sold	$4,409	$4,528	$(119)	(3%)

Canada cannabis

Gross margin for our Canada cannabis segment was $(5.3) million in the third quarter of fiscal 2023, or (11%) of net revenue, as compared to $(13.1) million in the third quarter of fiscal 2022, or (22%) of net revenue. The year-over-year increase in the gross margin percentage was primarily attributable to: (i) the realized benefit of our cost savings program and strategic changes to our business that were initiated in the fourth quarter of fiscal 2022; and (ii) charges totaling $3.1 million recognized in the third quarter of fiscal 2022 relating to the flow-through of inventory step-up associated with the acquisition of Supreme Cannabis in the first quarter of fiscal 2022.

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

BioSteel

Gross margin for our BioSteel segment was $(5.3) million in the third quarter of fiscal 2023, or (28%) of net revenue, as compared to $1.4 million in the third quarter of fiscal 2022, or 8% of net revenue. The year-over-year decrease in the gross margin percentage is primarily attributable to: (i) inventory write-downs, primarily related to aging inventory; and (ii) charges of $1.6 million, relating primarily to costs associated with certain contract manufacturing agreements that are not expected to recur past fiscal 2023; and (iii) higher shipping, distribution and warehousing costs across North America relative to the third quarter of fiscal 2022.

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

Acquisition-related costs were $13.3 million in the third quarter of fiscal 2023, as compared to $1.6 million in the third quarter of fiscal 2022. In the third quarter of fiscal 2023, costs were incurred primarily in relation to the Reorganization and the divestiture of certain of our corporate-owned retail stores in Canada, and evaluating other potential acquisition opportunities. Comparatively, in the third quarter of fiscal 2022, costs were incurred primarily in relation to the plan to acquire Wana, the divestiture of C3, and evaluating other potential acquisition opportunities.

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
•
The divestiture of certain of our corporate-owned retail stores in Canada in connection with the OEGRC Transaction and the FOUR20 Transaction;
•
The decrease in amortization expense associated with the impairment of certain of our intellectual property intangible assets in the fourth quarter of fiscal 2022; and
•
The completion of the divestiture of C3 on January 31, 2022, which resulted in no depreciation and amortization expense being recorded in relation to C3 in the third quarter of fiscal 2023.

Share-based compensation expense

Share-based compensation expense was $6.4 million in the third quarter of fiscal 2023, as compared to $5.8 million in the third quarter of fiscal 2022. The year-over-year increase is primarily attributable to 4.7 million stock option grants, and 3.1 million RSU and PSU grants in the nine months ended December 31, 2022. The increase related to these grants was partially offset by the impact of our previously-noted restructuring actions, which resulted in 6.1 million stock option forfeitures and 1.9 million RSU and PSU forfeitures in the nine months ended December 31, 2022 (including 2.4 million stock option forfeitures and 0.8 million RSU and PSU forfeitures in the third quarter of fiscal 2023).

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
•
Incremental impairment losses associated with the divestiture of our Canadian retail operations in connection with the OEGRC Transaction and the FOUR20 Transaction, as we recorded write-downs of certain other assets due to the excess of their carrying values over their estimated fair values, and recognized contractual and other settlement obligations; and
•
Incremental costs primarily associated with the restructuring actions completed in fiscal 2022, including the closure of certain of our Canadian production facilities.

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

•
Change of $9.6 million related to the non-cash fair value changes on the Canopy Notes, from an income amount of $0.6 million in the third quarter of fiscal 2022 to an expense amount of $9.0 million in the third quarter of fiscal 2023. The expense amount recognized in the third quarter of fiscal 2023 was primarily attributable to the accrual of interest on the Canopy Notes, and changes in credit spreads during the period. Comparatively, the income amount recognized in the third quarter of fiscal 2022 was primarily attributable to the decrease in our share price of approximately 37% during that period.

•
Increase in non-cash expense of $27.1 million related to fair value changes on our other financial assets, from $68.7 million in the third quarter of fiscal 2022 to $95.8 million in the third quarter of fiscal 2023. The expense amount in the third quarter of fiscal 2023 is primarily attributable to fair value decreases relating to our investments in:
o
The TerrAscend Exchangeable Shares, including the additional 24.6 million TerrAscend Exchangeable Shares received on December 9, 2022 as part of the TerrAscend Arrangement, in the amount of $31.5 million. This decrease is primarily attributable to: (i) a decrease of approximately 12% in TerrAscend's share price during the third quarter of fiscal 2023, impacting the 38.9 million TerrAscend Exchangeable Shares that were held by us throughout the entire period; and (ii) a decrease of approximately 43% in TerrAscend's share price from December 9, 2022 to December 31, 2022, impacting the additional TerrAscend Exchangeable Shares received as part of the TerrAscend Arrangement;

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

•
In the third quarter of fiscal 2023, we recognized income in the amount of $8.9 million in connection with the Paydown, pursuant to the balance sheet actions completed as part of the Reorganization. The income amount represents the gain recognized upon the first payment made in connection with the Paydown on November 10, 2022, as we repaid approximately $126.3 million (US$94.4 million) of the principal amount outstanding under the Credit Agreement at a discounted price of US$930 per US$1,000.

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

Net Loss

The net loss in the third quarter of fiscal 2023 was $264.4 million, as compared to a net loss of $115.5 million in the third quarter of fiscal 2022. The year-over-year increase in the net loss is primarily attributable to: (i) the year-over-year change in other income (expense), net, of $147.6 million, from an income amount to an expense amount; (ii) the year-over-year decrease in our gross margin; and (iii) the year-over-year increase in selling, general and administrative expenses. These factors were only partially offset by the year-over-year decrease in asset impairment and restructuring costs. These variances are described above.

Adjusted EBITDA (Non-GAAP Measure)

The following table presents Adjusted EBITDA for the three months ended December 31, 2022 and 2021:

	Three months ended December 31,
(in thousands of Canadian dollars)	2022	2021	$ Change	% Change
	(As Restated)
Net loss	$(264,376)	$(115,496)	$(148,880)	(129%)
Income tax recovery	(382)	(183)	(199)	(109%)
Other (income) expense, net	113,340	(34,282)	147,622	431%
Share-based compensation	6,428	6,777	(349)	(5%)
Acquisition-related costs	13,347	1,617	11,730	725%
Depreciation and amortization	20,602	30,017	(9,415)	(31%)
Asset impairment and restructuring costs	22,259	36,439	(14,180)	(39%)
Restructuring costs recorded in cost of goods sold	3,626	4,554	(928)	(20%)
Charges related to the flow-through of inventory step-up on business combinations	-	3,147	(3,147)	(100%)
Adjusted EBITDA	$(85,156)	$(67,410)	$(17,746)	(26%)

The Adjusted EBITDA loss in the third quarter of fiscal 2023 was $85.2 million, as compared to an Adjusted EBITDA loss of $67.4 million in the third quarter of fiscal 2022. The year-over-year increase in the Adjusted EBITDA loss is primarily attributable to the year-over-year decrease our gross margin, and the year-over-year increase in our general and administrative expenses. These variances are described above.

Discussion of Results of Operations for the Nine Months Ended December 31, 2022

	Nine months ended December 31,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2022	2021	$ Change	% Change
	(As Restated)
Selected consolidated financial information:
Net revenue	$315,369	$408,555	$(93,186)	(23%)
Gross margin percentage	(4%)	(8%)	-	400 bps
Net (loss) income	$(2,661,937)	$258,128	$(2,920,065)	(1,131%)
Net (loss) income attributable to Canopy Growth Corporation	$(2,638,078)	$272,435	$(2,910,513)	(1,068%)
Basic (loss) earnings per share[1]	$(5.82)	$0.70	$(6.52)	(931%)
Diluted (loss) earnings per share[1]	$(5.82)	$0.43	$(6.25)	(1,453%)

[1]For the nine months ended December 31, 2022, the weighted average number of outstanding common shares, basic and diluted, totaled 453,237,882 (nine months ended December 31, 2021 - basic of 390,423,083 and diluted of 410,986,802).

Revenue

The following table presents segmented net revenue, by channel, for the nine months ended December 31, 2022 and 2021:

Revenue by Channel	Nine months ended December 31,
(in thousands of Canadian dollars)	2022	2021	$ Change	% Change
	(As Restated)
Canada cannabis
Canadian adult-use cannabis
Business-to-business[1]	$73,379	$117,902	$(44,523)	(38%)
Business-to-consumer	36,243	48,473	(12,230)	(25%)
	109,622	166,375	(56,753)	(34%)
Canadian medical cannabis net revenue[2]	41,714	39,504	2,210	6%
	$151,336	$205,879	$(54,543)	(26%)
Rest-of-world cannabis
C3	-	33,005	(33,005)	(100%)
Other rest-of-world cannabis[3]	30,179	32,357	(2,178)	(7%)
	$30,179	$65,362	$(35,183)	(54%)

Storz & Bickel	$49,351	$63,786	$(14,435)	(23%)
BioSteel[4]	$50,351	$31,147	$19,204	62%
This Works	$20,677	$26,308	$(5,631)	(21%)
Other	13,475	16,073	(2,598)	(16%)

Net revenue	$315,369	$408,555	$(93,186)	(23%)

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

[2] Reflects excise taxes of $3,625 for the nine months ended December 31, 2022 (nine months ended December 31, 2021 - $4,039).
[3] Reflects other revenue adjustments of $4,885 for the nine months ended December 31, 2022 (nine months ended December 31, 2021 - $2,440).
[4] Reflects other revenue adjustments of $7,557 for the nine months ended December 31, 2022 (nine months ended December 31, 2021 - $5,935).

Net revenue was $315.4 million in the nine months ended December 31, 2022, as compared to $408.6 million in the nine months ended December 31, 2021. The year-over-year decrease is primarily attributable to: (i) the continuing decrease in net revenue from our Canada cannabis segment, as increased competition in the Canadian adult-use market has resulted in lower sales velocities, continued price compression, and reduced traffic at our corporate-owned retail stores; (ii) the divestiture of our interest in C3 in the fourth quarter of fiscal 2022; (iii) a decline in our U.S. CBD business, as we focused our product and brand offerings; and (iv) lower revenues from our Storz & Bickel and This Works businesses. These decreases were partially offset by growth in our BioSteel business, resulting primarily from the expansion of our distribution and retail channels.

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
•
Revenue from the business-to-consumer channel was $36.2 million in the nine months ended December 31, 2022, as compared to $48.5 million in the nine months ended December 31, 2021. The year-over-year decrease is primarily attributable to: (i) the continuing rapid increase in the number of third-party owned retail stores across Canada, which has resulted in increased competition for traffic at our corporate-owned stores which we operate in certain provinces; (ii) price compression resulting from the increased competition; and (iii) the closing of the FOUR20 Transaction on October 26, 2022.

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

Storz & Bickel

Revenue from Storz & Bickel was $49.4 million in the nine months ended December 31, 2022, as compared to $63.8 million in the nine months ended December 31, 2021. The year-over-year decrease is primarily attributable to: (i) the slowdown in consumer spending in North America and Europe; (ii) temporary disruptions with certain distributors; and (iii) the impact of changes in foreign exchange rates.

BioSteel

Revenue from BioSteel was $50.4 million in the nine months ended December 31, 2022, as compared to $31.1 million in the nine months ended December 31, 2021. The year-over-year increase is primarily attributable to the growth in our distribution and retail channels, which resulted in increased sales velocities, primarily in Canada. Each of BioSteel’s major product lines contributed to the year-over-year revenue growth.

This Works

Revenue from This Works was $20.7 million in the nine months ended December 31, 2022, as compared to $26.3 million in the nine months ended December 31, 2021. The year-over-year decrease is primarily attributable to: (i) softer performance relative to the nine months ended December 31, 2022 in certain of our product lines, particularly our “Sleep” line; (ii) lower sales velocities through e-commerce channels; and (iii) and the impact of changes in foreign exchange rates.

Cost of Goods Sold and Gross Margin

The following table presents cost of goods sold, gross margin and gross margin percentage on a consolidated basis for the nine months ended December 31, 2022 and 2021:

	Nine months ended December 31,
(in thousands of Canadian dollars except where indicated)	2022	2021	$ Change	% Change
	(As Restated)
Net revenue	$315,369	$408,555	$(93,186)	(23%)

Cost of goods sold	$329,005	$442,367	$(113,362)	(26%)
Gross margin	(13,636)	(33,812)	20,176	60%
Gross margin percentage	(4%)	(8%)	-	400 bps

Cost of goods sold was $329.0 million in the nine months ended December 31, 2022, as compared to $442.4 million in the nine months ended December 31, 2021. Our gross margin was $(13.6) in the nine months ended December 31, 2022, or (4%) of net revenue, as compared to a gross margin of $(33.8) million and gross margin percentage of (8%) of net revenue in the nine months ended December 31, 2021. The year-over-year increase in the gross margin percentage was primarily attributable to:

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

These factors were partially offset by the following:

•
Restructuring charges totaling $15.6 million relating to: (i) inventory write-downs and other associated charges resulting primarily from the strategic changes to our business that were initiated in the fourth quarter of fiscal 2022; and (ii) charges associated with certain contract manufacturing agreements held by BioSteel that are not expected to recur past fiscal 2023. Comparatively, in the nine months ended December 31, 2021, we recorded restructuring charges totaling $4.6 million relating to inventory write-downs resulting from strategic changes to our business, including the closure of our facility in Langley, British Columbia;
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

The following table presents segmented gross margin and gross margin percentage for the nine months ended December 31, 2022 and 2021:

	Nine months ended December 31,
(in thousands of Canadian dollars except where indicated)	2022	2021	$ Change	% Change
	(As Restated)
Canada cannabis segment
Net revenue	$151,336	$205,879	$(54,543)	(26%)
Cost of goods sold	176,802	303,804	(127,002)	(42%)
Gross margin	(25,466)	(97,925)	72,459	74%
Gross margin percentage	(17%)	(48%)		3,100 bps

Rest-of-world cannabis segment
Revenue	$30,179	$65,362	$(35,183)	(54%)
Cost of goods sold	33,855	41,117	(7,262)	(18%)
Gross margin	(3,676)	24,245	(27,921)	(115%)
Gross margin percentage	(12%)	37%		(4,900) bps

Storz & Bickel segment
Revenue	$49,351	$63,786	$(14,435)	(23%)
Cost of goods sold	28,542	36,163	(7,621)	(21%)
Gross margin	20,809	27,623	(6,814)	(25%)
Gross margin percentage	42%	43%		(100) bps

BioSteel segment
Revenue	$50,351	$31,147	$19,204	62%
Cost of goods sold	64,779	33,508	31,271	93%
Gross margin	(14,428)	(2,361)	(12,067)	(511%)
Gross margin percentage	(29%)	(8%)		(2,100) bps

This Works segment
Revenue	$20,677	$26,308	$(5,631)	(21%)
Cost of goods sold	11,695	13,885	(2,190)	(16%)
Gross margin	8,982	12,423	(3,441)	(28%)
Gross margin percentage	43%	47%		(400) bps

Other
Cost of goods sold	$13,332	$13,890	$(558)	(4%)

Canada cannabis

Gross margin for our Canada cannabis segment was $(25.5) million in the nine months ended December 31, 2022, or (17%) of net revenue, as compared to $(97.9) million in the nine months ended December 31, 2021, or (48%) of net revenue. The year-over-year increase in the gross margin percentage was primarily attributable to: (i) the previously-described inventory write-downs we recorded in the second quarter of fiscal 2022; (ii) the realized benefit of our cost savings program and strategic changes to our business that were initiated in the fourth quarter of fiscal 2022; and (iii) charges totaling $7.7 million recognized in the nine months ended December 31, 2021 relating to the flow-through of inventory step-up associated with the acquisition of Supreme Cannabis in the first quarter of fiscal 2022.

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

Storz & Bickel

Gross margin for our Storz & Bickel segment was $20.8 million in the nine months ended December 31, 2022 as compared to $27.6 million in the nine months ended December 31, 2021. Our gross margin percentage was 42% in the nine months ended December 31, 2022, relatively consistent with our gross margin percentage of 43% in the nine months ended December 31, 2021.

BioSteel

Gross margin for our BioSteel segment was $(14.4) million in the nine months ended December 31, 2022, or (29%) of net revenue, as compared to $(2.4) million in the nine months ended December 31, 2021, or (8%) of net revenue. The year-over-year decrease in our gross margin percentage is primarily attributable to: (i) inventory write-downs, primarily related to aging inventory; and (ii) charges of $5.5 million relating to costs associated with certain contract manufacturing agreements that are not expected to recur past fiscal 2023.

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

Operating Expenses

The following table presents operating expenses for the nine months ended December 31, 2022 and 2021:

	Nine months ended December 31,
(in thousands of Canadian dollars)	2022	2021	$ Change	% Change
	(Restated)
Operating expenses
General and administrative	$92,450	$96,643	$(4,193)	(4%)
Sales and marketing	180,825	179,464	1,361	1%
Research and development	17,349	23,616	(6,267)	(27%)
Acquisition-related costs	32,146	9,788	22,358	228%
Depreciation and amortization	29,121	45,654	(16,533)	(36%)
Selling, general and administrative expenses	351,891	355,165	(3,274)	(1%)

Share-based compensation	26,448	31,480	(5,032)	(16%)
Share-based compensation related to acquisition milestones	-	4,376	(4,376)	(100%)
Share-based compensation expense	26,448	35,856	(9,408)	(26%)

Asset impairment and restructuring costs	1,851,613	128,198	1,723,415	1,344%
Total operating expenses	$2,229,952	$519,219	$1,710,733	329%

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

Acquisition-related costs were $32.1 million in the nine months ended December 31, 2022, as compared to $9.8 million in the nine months ended December 31, 2021. In the nine months ended December 31, 2022, costs were incurred primarily in relation to the Reorganization and the divestiture of certain of our corporate-owned retail stores in Canada in connection with the OEGRC Transaction and the FOUR20 Transaction, and evaluating other potential acquisition opportunities. Comparatively, in the nine months ended December 31, 2021, costs were incurred primarily in relation to the plan to acquire Wana, the divestiture of C3, the acquisitions of Supreme Cannabis and Ace Valley, and evaluating other potential acquisition opportunities.

Depreciation and amortization expense was $29.1 million in the nine months ended December 31, 2022, as compared to $45.7 million in the nine months ended December 31, 2021. The year-over-year decrease is primarily attributable to:

•
The previously-noted restructuring actions that were initiated in fiscal 2022;
•
The divestiture of certain of our corporate-owned retail stores in Canada in connection with the OEGRC Transaction and the FOUR20 Transaction;
•
The decrease in amortization expense associated with the impairment of certain of our intellectual property intangible assets; and
•
The completion of the divestiture of C3 on January 31, 2022, which resulted in no depreciation and amortization expense being recorded in relation to C3 in the nine months ended December 31, 2022.

Share-based compensation expense

Share-based compensation expense was $26.4 million in the nine months ended December 31, 2022, as compared to $31.5 million in the nine months ended December 31, 2021. The year-over-year decrease was primarily attributable to the impact of our previously-noted restructuring actions, which resulted in 6.1 million stock option forfeitures and 1.9 million RSU and PSU forfeitures in the nine months ended December 31, 2022. This decrease was partially offset by: (i) the impact of the 4.7 million stock option grants and 3.1 million RSU and PSU grants in the nine months ended December 31, 2022; and (ii) incremental share-based compensation expense recognized in connection with the excess consideration received by certain employee and consultant option holders of BioSteel for the first tranche of the redeemable noncontrolling interest, over the contractual settlement consideration after correcting for the revenue misstatements described above.

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

Asset impairment and restructuring costs

Asset impairment and restructuring costs recorded in operating expenses were $1.9 billion in the nine months ended December 31, 2022, as compared to $128.2 million in the nine months ended December 31, 2021.

Asset impairment and restructuring costs recorded in the nine months ended December 31, 2022 were primarily related to:

•
Goodwill impairment losses of $1.8 billion, substantially all of which was associated with our cannabis operations reporting unit in the global cannabis segment. Refer to “Impairment of Goodwill” in “Critical Accounting Policies and Estimates” section below;
•
Asset impairment charges totaling $13.1 million relating to certain acquired brand intangible assets, primarily within our Canada cannabis segment;
•
Impairment losses associated with the divestiture of our Canadian retail operations in connection with the OEGRC Transaction and the FOUR20 Transaction, as we: (i) recorded write-downs of property, plant and equipment, operating license and brand intangible assets, right-of-use assets, and certain other assets due to the excess of their carrying values over their estimated fair value; and (ii) recognized contractual and other settlement obligations;
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

Loss from equity method investments

The loss from equity method investments was $nil in the nine months ended December 31, 2022, as compared to $0.1 million in the nine months ended December 31, 2021. The year-over-year decrease in the loss is primarily attributable to the impairment of our remaining investment in Agripharm in the first quarter of fiscal 2022. As a result of this impairment, there were no remaining equity method investment balances at December 31, 2022.

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

•
Change of $113.7 million related to the non-cash fair value changes on the Canopy Notes, from an income amount of $81.3 million in the nine months ended December 31, 2021 to an expense amount of $32.4 million in the nine months ended December 31, 2022. The expense amount recognized in the nine months ended December 31, 2022 was primarily attributable to the impact of the acquisition and cancellation of approximately $262.6 million of aggregate principal amount of the Canopy Notes pursuant to the Exchange Transaction, including changes in credit spreads resulting from the Exchange Transaction. These changes were partially offset by the decrease in our share price of approximately 61% up to the date of the Exchange Transaction, at which time we surrendered our right to settle the conversion of any Note with our common shares. Comparatively, the income amount recognized in the nine months ended December 31, 2021 was primarily attributable to the decrease in our share price of approximately 73% during that period.

•
Increase in non-cash expense of $132.8 million related to fair value changes on our other financial assets, from $263.9 million in the nine months ended December 31, 2021 to $396.8 million in the nine months ended December 31, 2022. The expense amount in the nine months ended December 31, 2022 is primarily attributable to fair value decreases relating to our investments in:
o
The TerrAscend Exchangeable Shares, including the additional 24.6 million TerrAscend Exchangeable Shares received on December 9, 2022 as part of the TerrAscend Arrangement, in the amount of $207.0 million. This decrease is primarily attributable to: (i) a decrease of approximately 78% in TerrAscend's share price during the nine months ended December 31, 2022, impacting the 38.9 million TerrAscend Exchangeable Shares that were held by us throughout the entire period; and (ii) a decrease of approximately 43% in TerrAscend's share price from December 9, 2022 to December 31, 2022, impacting the additional TerrAscend Exchangeable Shares received as part of the TerrAscend Arrangement;
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

•
Change of $7.9 million, from a loss of $1.7 million in the nine months ended December 31, 2021 to a gain of $6.2 million in the nine months ended December 31, 2022, related to the disposal of consolidated entities. The year-over-year change is primarily attributable to the gain recognized in the third quarter of fiscal 2023 associated with the closing of the divestiture of our Canadian retail operations in connection with the OEGRC Transaction and the FOUR20 Transaction.

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

Net (Loss) Income

The net loss in the nine months ended December 31, 2022 was $2.7 billion, as compared to net income of $258.1 million in the nine months ended December 31, 2021. The year-over-year change from net income to a net loss is primarily attributable: (i) to the year-over-year increase in asset impairment and restructuring costs, which was largely related to the goodwill impairment losses of $1.8 billion recorded in the first quarter of fiscal 2023; and (ii) the year-over-year change in other income (expense), net, of $1.2 billion, from an income amount to an expense amount. These variances are described above.

Adjusted EBITDA (Non-GAAP Measure)

The following table presents Adjusted EBITDA for the nine months ended December 31, 2022 and 2021:

	Nine months ended December 31,
(in thousands of Canadian dollars)	2022	2021	$ Change	% Change
	(As Restated)
Net (loss) income	$(2,661,937)	$258,128	$(2,920,065)	(1,131%)
Income tax expense (recovery)	11,587	(490)	12,077	2,465%
Other (income) expense, net	406,762	(810,769)	1,217,531	150%
Loss on equity method investments	-	100	(100)	(100%)
Share-based compensation	26,448	35,856	(9,408)	(26%)
Acquisition-related costs	32,146	9,788	22,358	228%
Depreciation and amortization	63,746	83,929	(20,183)	(24%)
Asset impairment and restructuring costs	1,851,613	117,567	1,734,046	1,475%
Restructuring costs recorded in cost of goods sold	15,610	4,554	11,056	243%
Charges related to the flow-through of inventory step-up on business combinations	-	7,684	(7,684)	(100%)
Adjusted EBITDA	$(254,025)	$(293,653)	$39,628	13%

The Adjusted EBITDA loss in the nine months ended December 31, 2022 was $254.0 million, as compared to an Adjusted EBITDA loss of $293.7 million in the nine months ended December 31, 2021. The year-over-year decrease in the Adjusted EBITDA loss is primarily attributable to the year-over-year improvement in our gross margin and the year-over-year reduction in our total selling, general and administrative expense. These variances are described above.

Part 3 – Financial Liquidity and Capital Resources

The Financial Statements have been prepared in accordance with generally accepted accounting principles on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As reflected in the Financial Statements, we have certain material debt obligations coming due in the short-term, have suffered recurring losses from operations and require additional financing to fund our business and operations. If we are unable to raise additional capital, it is possible that we will be unable to meet certain of our financial obligations. For example, we may not be able to satisfy the minimum liquidity covenant under our Credit Facility during our first quarter of fiscal year 2025, which breach could trigger an acceleration of our senior secured indebtedness. As of March 31, 2023, we had $468.0 million in required principal repayments under debt obligations to be settled in cash due within the next 12 months, and cash flow from operations was negative throughout fiscal 2023. As of March 31, 2023, we had cash and cash equivalents of $677.0 million and short-term investments of $105.6 million, which are predominantly invested in liquid securities issued by the United States government.

These matters, when considered in the aggregate raise substantial doubt about our ability to continue as a going concern for at least twelve months from the issuance of the Financial Statements.

In view of these matters, continuation as a going concern is dependent upon our continued operations, which in turn is dependent upon our ability to meet our financial requirements and to raise additional capital, and the success of our future operations. The Financial Statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we not continue as a going concern.

Management plans to fund our operations and debt obligations through existing cash positions and proceeds from the sale of certain of our facilities. We are also currently evaluating several different strategies and intend to pursue actions that are expected to increase our liquidity position, including, but not limited to, pursuing additional actions under our cost-savings plan, seeking additional financing from both the public and private markets through the issuance of equity and/or debt securities, and monetizing additional assets.

Our management cannot provide assurances that we will be successful in accomplishing any of our proposed financing plans. Our management also cannot provide any assurance as to unforeseen circumstances that could occur within the next 12 months or, if after we raise capital, thereafter, which could increase our need to raise additional capital on an immediate basis, which capital may not be available to us. See “Risk Factors—Risks Relating to Our Growth Strategy and Entry into New Markets—Management has raised substantial doubt as to the Company's ability to continue as a going concern due to certain material debt obligations coming due in the short term. If we are unable to obtain additional capital, our financial results, financial condition and our ability to continue as a going concern will be adversely affected and we may have to delay or terminate some or all of our business development or commercialization plans or cease certain of our operations” and “Risk Factors—Risks Relating to Our Growth Strategy and Entry into New Markets—We may not be able to secure adequate or reliable sources of funding required to operate our business” under Item 1A of this Comprehensive Form 10-K.

We have recently completed the following debt financings:

•
In March 2021, we entered into the Credit Agreement with the lenders party thereto and Wilmington Trust, National Association, as administrative agent and collateral agent for the lenders. The Credit Agreement provides for the Credit Facility in the initial aggregate principal amount of US$750.0 million. As described under “Recent Developments” above, pursuant to the balance sheet actions completed in connection with the Reorganization, we have entered into agreements with certain of our lenders to complete the Paydown, which resulted in us tendering US$187.5 million of the principal amount outstanding under the Credit Agreement. The first payment of approximately $117.5 million (US$87.9 million) was made on November 10, 2022 to reduce the principal indebtedness by approximately $126.3 million (US$94.4 million). The second payment of approximately $116.8 million (US$87.2 million) was made on April 17, 2023 to reduce principal indebtedness by approximately $125.6 million (US$93.8 million).
•
As described above under “Recent Developments,” on February 21, 2023, we entered into the Convertible Debenture Agreement with an Institutional Investor pursuant to which the Institutional Investor agreed to purchase up to US$150.0 million aggregate principal amount of Convertible Debentures in a registered direct offering. Pursuant to the Convertible Debenture Agreement, an initial approximately $135.2 million (US$100.0 million) aggregate principal amount of the Convertible Debentures was sold to the Institutional Investor on February 21, 2023, and the remaining US$50.0 million aggregate principal amount of the Convertible Debentures will be issued and paid for in the event that certain conditions outlined in the Indenture are satisfied or waived. As of June 16, 2023, the amount outstanding under the Convertible Debentures was $7.1 million.

•
As described above under “Recent Developments,” on April 13, 2023, we entered into the April 2023 Exchange Agreement with Greenstar in order to extinguish $100.0 million aggregate principal amount of our outstanding Canopy Notes. Pursuant to the April 2023 Exchange Agreement, we agreed to acquire and cancel $100.0 million aggregate principal amount of the Canopy Notes held by Greenstar in exchange for: (i) a cash payment to Greenstar in the amount of the unpaid and accrued interest owing under the Canopy Notes held by Greenstar; and (ii) the CBI Note (collectively, the "CBI Transaction"). As a result, Greenstar no longer holds any Canopy Notes. Following closing of the CBI Transaction and the creation of the Exchangeable Shares, we maintain our intention to negotiate an exchange with Greenstar to purchase the CBI Notes in exchange for Exchangeable Shares.

In addition to the above, we continue to review and pursue selected external financing sources to ensure adequate financial resources. These potential sources include, but are not limited to: (i) obtaining financing from traditional or non-traditional investment capital organizations; (ii) obtaining funding from the sale of our common shares or other equity or debt instruments; and (iii) obtaining debt financing with lending terms that more closely match our business model and capital needs. We may from time to time seek to retire our outstanding debt through cash purchases and/or exchanges for equity securities, and open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Cash Flows

The table below presents cash flows for the years ended March 31, 2023, 2022 and 2021:

	Years ended March 31,
(in thousands of Canadian dollars)	2023	2022	2021
Net cash (used in) provided by:
Operating activities	$(557,546)	$(545,811)	$(465,729)
Investing activities	$433,379	230,819	(884,105)
Financing activities	$(19,694)	(45,533)	1,264,769
Effect of exchange rate changes on cash and cash equivalents	$44,863	(18,123)	(63,458)
Net decrease in cash and cash equivalents	$(98,998)	(378,648)	(148,523)
Cash and cash equivalents, beginning of period	$776,005	1,154,653	1,303,176
Cash and cash equivalents, end of period	$677,007	$776,005	$1,154,653

Operating activities

Cash used in operating activities totaled $557.5 million in fiscal 2023, relatively consistent with cash used of $545.8 million in fiscal 2022.

Cash used in operating activities totaled $545.8 million in fiscal 2022, as compared to cash used of $465.7 million in fiscal 2021. The increase in the cash used in operating activities was primarily due to: (i) the year-over-year decrease in our gross margin; and (ii) an increase in interest paid associated with the US$750.0 million debt financing that occurred in the fourth quarter of fiscal 2021. These factors were partially offset by the year-over-year reductions in our total selling, general and administrative expenses, and an improvement in working capital spending. These variances are described above.

Investing activities

The cash provided by investing activities totaled $433.4 million in fiscal 2023. Purchases of property, plant and equipment were $9.2 million, primarily related to improvements made at certain of our Canadian cultivation and production facilities, and at our Storz & Bickel facilities. Our strategic investments in other financial assets were $67.2 million and related primarily to: (i) the upfront payment made as consideration for entering the Jetty Agreements ($29.2 million); and (ii) the payment of the Option Premium in the amount of $38.0 million (US$28.5 million) to acquire an option to purchase the Acreage Debt from the Lenders, pursuant to the option agreement entered into with the Lenders in connection with the Reorganization; see “Recent Developments” above for further details. The net cash outflow associated with acquisitions was $24.2 million, and related to the completion of the acquisition of a manufacturing facility located Verona, Virginia (the "Verona Facility") from Flow Beverage Corp. ("Flow") The acquisition was completed through BioSteel on November 8, 2022. Net redemptions of short-term investments were $502.6 million, and related to the redemption of short-term investments largely to fund operations and investing activities as described above. Additional cash inflows include proceeds of $14.9 million from the sale of certain wholly-owned subsidiaries, and proceeds of $13.6 million from the sale of property, plant and equipment. Finally, other investing activities resulted in a cash inflow of $4.2 million, primarily related to the partial repayment of the principal on a loan associated with the sale of a wholly-owned subsidiary in fiscal 2022, partially offset by the cash outflow associated with the redemption of the first tranche of the BioSteel redeemable noncontrolling interest.

The cash provided by investing activities totaled $230.8 million in fiscal 2022. Purchases of property, plant and equipment were $36.7 million, and our investments related to our production infrastructure in the United States and an expansion of our Storz & Bickel facilities. The net cash outflow relating to acquisitions totaled $14.9 million. Our strategic investments in other financial assets were $379.4 million, and related primarily to the upfront payment made as consideration for entering into the Wana Agreements. Additional cash inflows related to: (i) proceeds of $118.1 million from the sale of certain wholly-owned subsidiaries, most notably the completion of the divestiture of our interest in C3 on January 31, 2022; and (ii) proceeds of $27.3 million from the sale of property, plant and equipment. Net redemptions of short-term investments were $546.0 million, and reflect the redemption of our short-term investments largely for the investing activities described above. Finally, other investing activities resulted in a cash outflow of $18.1 million, primarily related to the payment of acquisition-related liabilities, as we continue to draw-down on the amounts owing in relation to acquisitions completed in prior years.

The cash used in investing activities totaled $884.1 million in fiscal 2021. We invested $164.5 million, primarily in our production infrastructure in the United States and an expansion of our Storz & Bickel facilities. We did not complete any acquisitions in fiscal 2021; we did, however, complete strategic investments totaling $44.7 million, made payments of $49.8 million to Acreage shareholders upon implementation of the Acreage Amended Arrangement in September 2020, and advanced the loan of $67.0 million to Acreage Hempco. In the fourth quarter of fiscal 2021, we completed the RIV Arrangement and, as a result, made a cash payment in the amount of $115.0 million and derecognized RIV Capital’s cash balance of $37.8 million. Net purchases of short-term investments were $459.8 million, primarily related to our investment of the proceeds from CBI exercising their warrants in fiscal 2021 and the proceeds from the Credit Facility. Partially offsetting the aforementioned cash outflows were cash inflows related to proceeds of $45.9 million from the sale of property, plant and equipment, proceeds of $7.0 million from the sale of equity method investments, and proceeds of $18.3 million from the sale of a portfolio of patents in Germany. Finally, other investing activities resulted in a cash outflow of $7.0 million, primarily related to payments for acquisition-related liabilities associated with the acquisition of ebbu in fiscal 2019, partially offset by a recovery of certain amounts related to construction financing.

Financing activities

The cash used in financing activities totaled $19.7 million in fiscal 2023, as we made repayments of long-term debt in the amount of $118.2 million related primarily to the first payment made pursuant to the Paydown, which is described above in the context of the balance sheet actions completed in connection with the Reorganization (see “Recent Developments" above). We received net proceeds of $135.2 million (US$100.0 million) pursuant to the purchase, by an Institutional Investor, of Convertible Debentures in February 2023 (see “Recent Developments” above). Also, other financing activities resulted in a cash outflow of $38.0 million, primarily related to fees paid in connection with the Exchange Transaction, the Paydown, and the registered direct offering of Convertible Debentures (all of which are described above).

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

Free Cash Flow (Non-GAAP Measure)

Free cash flow is a non-GAAP measure used by management that is not defined by U.S. GAAP and may not be comparable to similar measures presented by other companies. Management believes that free cash presents meaningful information regarding the amount of cash flow required to maintain and organically expand our business, and that the free cash flow measure provides meaningful information regarding our liquidity requirements. The table below presents free cash flows for the years ended March 31, 2023, 2022 and 2021:

	Years ended March 31,
(in thousands of Canadian dollars)	2023	2022	2021
Net cash used in operating activities	$(557,546)	$(545,811)	$(465,729)
Purchases of and deposits on property, plant and equipment	(9,217)	(36,684)	(164,502)
Free cash flow[1]	$(566,763)	$(582,495)	$(630,231)

[1]Free cash flow is a non-GAAP measure, and is calculated as net cash provided by (used in) operating activities, less purchases of and deposits on property, plant and equipment.

Free cash flow in fiscal 2023 was an outflow of $566.8 million, as compared to an outflow of $582.5 million in fiscal 2022. The year-over-year decrease in the free cash outflow primarily reflects the decrease in purchases of property, plant and equipment associated with: (i) the substantial completion of the infrastructure projects that were in progress in fiscal 2022; and (ii) optimizing our capital expenditures as part of the previously-noted restructuring actions, particularly those actions that were initiated in the fourth quarter of fiscal 2022.

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

Debt

Since our formation, we have financed our cash requirements primarily through the issuance of capital stock, including the $5.1 billion investment by CBI in the third quarter of fiscal 2019, and debt. Total debt outstanding as of March 31, 2023 was $1.3 billion, as compared to $1.5 billion as of March 31, 2022. The total principal amount owing, which excludes fair value adjustments related to the Canopy Notes, was $1.3 billion at March 31, 2023, a decrease from $1.6 billion at March 31, 2022. These decreases were due to: (i) the Exchange Transaction, which resulted in the acquisition and cancellation of $262.6 million of aggregate principal amount of the Canopy Notes from a limited number of holders of the Canopy Notes including Greenstar (collectively, the “Noteholders”); and (ii) the repayment of $126.3 million (US$94.4 million) of the principal amount outstanding under the Credit Agreement as part of the Paydown, as described under “Recent Developments” above.

These reductions in total debt outstanding were partially offset by: (i) net proceeds of $135.2 million (US$100.0 million) received pursuant to the purchase, by an Institutional Investor, of Convertible Debentures in February 2023 (see “Recent Developments” above); and (ii) the impact of the strengthening of the U.S. dollar against the Canadian dollar on amounts borrowed on the Credit Facility.

Credit Facility

The Credit Agreement provides for the Credit Facility in the aggregate principal amount of US$750.0 million. The Credit Agreement also provided the ability to obtain up to an additional US$500.0 million of incremental senior secured debt pursuant to the Credit Agreement. As described under “Recent Developments” above, pursuant to the balance sheet actions completed in connection with the Reorganization, we have entered into agreements with certain of our lenders party to the Credit Agreement to complete the Paydown, which resulted in us tendering US$187.5 million of the principal amount outstanding under the Credit Agreement. The first payment of approximately $117.5 million (US$87.9 million) was made on November 10, 2022 to reduce the principal indebtedness by approximately $126.3 million (US$94.4 million). The second payment of approximately $116.8 million (US$87.2 million) was made on April 17, 2023 to reduce principal indebtedness by approximately $125.6 million (US$93.8 million). We also agreed to certain amendments to the Credit Agreement with our lenders which, among other things, eliminated the additional US$500.0 million incremental term loan facility.

The Credit Facility has no amortization payments, matures on March 18, 2026, has a coupon of LIBOR plus 8.50% and is subject to a LIBOR floor of 1.00%. In the event that LIBOR can no longer be adequately ascertained or is no longer available, an alternative rate as permitted under the Credit Agreement will be used. Our obligations under the Credit Facility are guaranteed by material Canadian and U.S. subsidiaries of Canopy Growth. The Credit Facility is secured by substantially all of the assets, including material real property, of the borrowers and each of the guarantors thereunder. The Credit Agreement contains representations and warranties, and affirmative and negative covenants, including a financial covenant requiring minimum liquidity of US$100.0 million at the end of each fiscal quarter.

Unsecured Senior Notes (the Canopy Notes)

In June 2018, we issued the Canopy Notes with an aggregate principal amount of $600.0 million. The Canopy Notes bear interest at a rate of 4.25% per annum, payable semi-annually on January 15 and July 15 of each year commencing January 15, 2019. The Canopy Notes mature on July 15, 2023. In June 2022, in connection with the Exchange Transaction, we entered into the Exchange Agreements with the Noteholders and agreed to acquire and cancel approximately $262.6 million of aggregate principal amount of the Canopy Notes from the Noteholders for an aggregate purchase price (excluding $5.4 million paid in cash to the Noteholders for accrued and unpaid interest) of $260.0 million which was paid in our common shares.

The Canopy Notes were issued pursuant to an indenture dated June 20, 2018, as supplemented on April 30, 2019 and June 29, 2022 (collectively, the “Canopy Notes Indenture”). As a result of a supplement to the Canopy Notes Indenture dated June 29, 2022 (the “Second Supplemental Indenture”), we irrevocably surrendered our right to settle the conversion of any Note with our common shares. As a result, all conversions of Canopy Notes following the execution of the Supplemental Indenture will be settled entirely in cash.

On April 13, 2013, we entered into the April 2023 Exchange Agreement with Greenstar in order to extinguish $100.0 million aggregate principal amount of our outstanding Canopy Notes. Pursuant to the April 2023 Exchange Agreement, we agreed to acquire and cancel $100.0 million aggregate principal amount of the Canopy Notes held by Greenstar in exchange for: (i) a cash payment to Greenstar in the amount of the unpaid and accrued interest owing under the Canopy Notes held by Greenstar; and (ii) the CBI Note. As a result, Greenstar no longer holds any Canopy Notes.

Supreme Convertible Debentures and Accretion Debentures

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

Convertible Debentures

On February 21, 2023, we entered into the Convertible Debenture Agreement with an Institutional Investor for the purchase and sale of up to US$150.0 million aggregate principal amount of Convertible Debentures in a registered direct offering. Pursuant to the Convertible Debenture Agreement, an initial $135.2 million (US$100.0 million) aggregate principal amount of the Convertible Debentures was sold to the Institutional Investor on February 21, 2023, and the remaining US$50.0 million aggregate principal amount of the Convertible Debentures will be issued and paid for in the event that certain conditions outlined in the Indenture are satisfied or waived.

Contractual Obligations and Commitments

The table below presents information about our contractual obligations and commitments as of March 31, 2023, excluding equity-settled convertible debentures, and the timing and effect that such obligations and commitments are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
		Less than
(CDN $000's)	Total	1 year	1-3 years	3-5 years	Over 5 years
Long-term debt obligations	$1,262,778	$467,957	$794,821	$-	$-
Interest payments on debt obligations	322,325	114,327	207,998	-	-
Operating leases[1]	58,472	11,661	22,015	16,730	8,066
Finance leases[1]	64,122	21,410	38,333	654	3,725
Purchase obligations	82,419	73,853	8,201	365	-
Other liabilities[2]	110,304	66,043	44,261	-	-
Other obligations[3]	126,831	44,358	63,162	19,311	-
	$2,027,251	$799,609	$1,178,791	$37,060	$11,791

[1] Refer to Note 32 of our Financial Statements for further information on our leases. Amounts include interest related to operating and finance leases of $8.4 million and $4.9 million, respectively.
[2] Refer to Note 18 of our Financial Statements for further information on our other liabilities.
[3] Includes future minimum royalty obligations, sponsorship agreements, and other commitments.

Transactions with Related Parties

Year ended March 31, 2023

As described above under “Recent Developments,” pursuant to the Reorganization the Company entered into certain agreements with CBI, including the Third Consent Agreement. See “Reorganization - Creation of Canopy USA - Relationship with CBI” above.

Year ended March 31, 2022

None.

Year ended March 31, 2021

On February 23, 2021, we completed the RIV Arrangement with RIV Capital and RIV Capital Corporation (formerly Canopy Rivers Corporation). Refer to Note 30(c) of our Financial Statements for a description of the RIV Arrangement.

Concurrent with the execution of the Proposal Agreement, on June 24, 2020, we entered into the Second Consent Agreement with the CBI Group. See Part I, Item 1, Business for additional information on these transactions.

Part 4 – Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 3 of our Financial Statements. Certain of our accounting policies require the application of significant judgment by management and, as a result, are subject to an inherent degree of uncertainty. We believe that the following accounting policies and estimates are the most critical to fully understand and evaluate our reported financial position and results of operations, as they require our most subjective or complex management judgments. The estimates used are based on our historical experience, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Actual results may vary from our estimates in amounts that may be material to the Financial Statements.

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

Goodwill

Fiscal 2022

We changed the structure of our internal management reporting in the fourth quarter of fiscal 2021, and accordingly, identified two operating and reportable segments: (i) global cannabis; and (ii) other consumer products. The reorganization of our reporting structure also changed the composition of our reporting units and required that goodwill be reassigned to the reporting units using a relative fair value allocation approach. Our reporting units with goodwill in the global cannabis segment included: (i) cannabis operations; and (ii) C3. Our reporting units with goodwill in the other consumer products segment include: (i) Storz & Bickel; (ii) This Works; and (iii) BioSteel. In the fourth quarter of fiscal 2022, we further changed the composition of our reporting units within the global cannabis segment as a result of: (i) the completion of the divestiture of our interest in C3; and (ii) a strategic shift in our KeyLeaf business to focus on non-cannabis extraction activities. Accordingly, goodwill was reassigned to the KeyLeaf reporting unit from the cannabis operations reporting unit, using the relative fair value allocation approach.

At March 31, 2022, we performed our annual goodwill impairment analysis using the quantitative assessment. We concluded that the carrying values of the KeyLeaf and This Works reporting units were higher than their respective estimated fair values as determined using the income valuation method, and a goodwill impairment loss totaling $40.7 million was recognized in fiscal 2022. The goodwill impairment loss was comprised of: (i) $22.3 million related to the KeyLeaf reporting unit, representing the entirety of the goodwill assigned to the KeyLeaf reporting unit; and (ii) $18.4 million related to the This Works reporting unit. Certain negative trends, including slower growth rates, resulted in updated long-term financial forecasts indicating lower forecasted revenue and cash flow generation for the KeyLeaf and This Works reporting units. No impairment was noted for any of our other reporting units, as the estimated fair value of each of the other reporting units with goodwill exceeded their carrying value.

The estimated fair value of the cannabis operations reporting unit in the global cannabis segment was determined using the market valuation method, with the most significant assumptions used in applying this method being: (i) the price of our common shares; and (ii) the estimated control premium associated with ownership of our common shares. The estimated fair values of all other reporting units (KeyLeaf, This Works, BioSteel and Storz & Bickel) were determined using the income valuation method, with the most significant assumptions used in applying this method being: (i) the discount rate; (ii) the expected long-term growth rate; and (iii) the annual cash flow projections. These methodologies are consistent with those used for our annual impairment test conducted at March 31, 2021, and for the quantitative interim goodwill assessment we conducted for the cannabis operations reporting unit at December 31, 2021.

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

At March 31, 2022, the fair value of the cannabis operations reporting unit to which goodwill is assigned exceeded its carrying value by approximately 5% to 10%. Accordingly, the goodwill assigned to the cannabis operations reporting unit was at risk for impairment in future periods.

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

The estimated fair value of the cannabis operations reporting unit was determined using the market valuation method, which is consistent with the methodology we used for our annual impairment test conducted at March 31, 2022. The most significant assumptions used in applying this method were: (i) the price of our common shares; and (ii) the estimated control premium associated with ownership of our common shares.

While we changed our reportable segments in the second quarter of fiscal 2023 (see “Segment Reporting” under Part 1 - Business Overview above), there were no changes to the composition of our reporting units to which goodwill remained assigned at September 30, 2022. In the second quarter of fiscal 2023, we determined there to be indicators of impairment for both our BioSteel and This Works reporting units, as slower growth rates resulted in updated long-term financial forecasts indicating lower forecasted revenue and cash flow generation. As a result, we performed a quantitative interim goodwill impairment test for these reporting units as of September 30, 2022 and concluded that the carrying values of both our BioSteel and This Works reporting units were higher than their estimated fair values, as determined using the income valuation method. We recognized a goodwill impairment loss totaling

$59.7 million in the second quarter of fiscal 2023, representing: (i) the entirety of the goodwill assigned to our BioSteel reporting unit of $57.4 million; and (ii) the entirety of the goodwill assigned to our This Works the reporting unit of $2.3 million.

At March 31, 2023, we performed our annual goodwill impairment analysis using the quantitative assessment. No impairment was noted for our Storz & Bickel reporting unit, as the estimated fair value of the Storz & Bickel reporting unit exceeded its carrying value. The estimated fair value of the Storz & Bickel reporting unit was determined using the income valuation method, with the most significant assumptions used in applying this method being: (i) the discount rate; (ii) the expected long-term growth rate; (iii) revenue growth rate projections; and (iv) annual cash flow projections. This methodology is consistent with that used by us for our annual impairment test conducted at March 31, 2022.

The carrying value, at March 31, 2023, of the goodwill associated with the Storz & Bickel reporting unit was $85.6 million. For the Storz & Bickel reporting unit, if all other assumptions were held constant and the discount rate was increased by 50 basis points, the estimated fair value would decrease by 5% and result in an impairment charge. If all other assumptions were held constant and the long-term growth rate was decreased by 50 basis points, the estimated fair value would decrease by 4% and result in an impairment charge. If all other assumptions were held constant and the revenue growth rate projections were decreased by 250 basis points, the estimated fair value would decrease by 11% and result in an impairment charge. If all other assumptions were held constant and the annual cash flow projections were decreased by 250 basis points, the estimated fair value would decrease by 3%.

At March 31, 2023, the fair value of the Storz & Bickel reporting unit to which goodwill is assigned exceeded its carrying value by approximately 3%. Accordingly, the goodwill assigned to the Storz & Bickel reporting unit is at risk for impairment in future periods. We may be required to perform a quantitative goodwill impairment assessment in future periods for the Storz & Bickel reporting unit, to the extent we experience declines in the expected long-term growth rate, revenue growth rate projections or annual cash flow projections, or if discount rates increase, or if other indicators of impairment arise.

Indefinite lived intangible assets

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

In the fourth quarter of fiscal 2022, the global cannabis segment recognized a $26.1 million impairment loss in connection with certain of our acquired adult-use cannabis brand intangible assets, and certain of our operating license intangible assets. In fiscal 2023, we recognized intangible asset impairment losses totaling $14.6 million in connection with certain acquired brand intangible assets, primarily within our Canada cannabis segment. Certain negative trends, including slower growth rates and increased competition, resulted in updated long-term financial forecasts indicating lower forecasted revenue and cash flow generation for the specific acquired brands. This change in financial forecasts indicated it was more likely than not that the fair value of our indefinite lived intangible asset associated with the acquired brands might also be below their carrying values, and accordingly we performed a quantitative assessment for impairment. The most significant assumptions used in the relief-from-royalty method to determine the estimated fair value of intangible assets with indefinite lives are: (i) the estimated royalty rate, (ii) the discount rate, (iii) the expected long-term growth rate, and (iv) the annual revenue projections.

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

Assumptions and judgment. The valuation of the Acreage financial instrument is highly subjective and management applies a probability-weighted expected return model which considers a number of potential outcomes. We use judgment to make assumptions on the key inputs including the: (i) probability of each scenario; (ii) number of common shares to be issued; (iii) probability and timing of U.S. legalization; (iv) estimated premium on U.S. legalization; (v) control premium; and (vi) market access premium.

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

Assumptions and judgment. The valuation of the TerrAscend Exchangeable Shares is based on a put option pricing model and the valuation of the TerrAscend Warrants is based on a Black-Scholes option pricing model. We use judgment to make assumptions on the key input, being the probability and timing of U.S. legalization.

Impact if actual results differ from assumptions. If the assumptions and judgments differ, the fair value calculation will be impacted. Information on the valuation technique and inputs used in determining fair values are disclosed in Note 24 of our Financial Statements.

Wana financial instrument fair value measurement

Critical estimates. As a result of entering into the Wana Agreements, we recognized: (i) the call options associated with the Wana Agreements (the “Wana Options”), which represents options to purchase 100% of Wana for payments equal to 15% of Wana’s fair market value at the time the option is exercised; and (ii) the Wana Deferred Payments, which are additional deferred payments that we expect to make in respect of Wana as of the 2.5- and 5-year anniversaries of October 14, 2021, computed based on a pre-determined contractual formula. Refer to Note 12 of our Financial Statements for further details. The Wana Options and Wana Deferred Payments are measured at fair value through net income (loss) using Level 3 inputs.

Assumptions and judgment. The valuation of the Wana Options is measured using a discounted cash flow model, which requires assumptions and judgment to determine the expected future cash flows associated with Wana. The valuation of the Wana Deferred Payments is based on a Monte Carlo simulation model, and we are required to use judgment and make assumptions on the key inputs, being the probability and timing of U.S. legalization and the volatility of Wana equity.

Impact if actual results differ from assumptions. If the assumptions and judgments differ, the fair value calculation will be impacted. Information on the valuation techniques and inputs used in determining fair valued are disclosed in Note 24 of our Financial Statements.

Jetty financial instrument fair value measurement

Critical estimates. As a result of entering into the Jetty Agreements, we recognized: (i) the call options associated with the Jetty Agreements (the “Jetty Options”), which represents two option agreements, with the first option agreement exercisable in two tranches, to purchase 100% of Jetty; and (ii) the Jetty Deferred Payments, which are additional deferred payments that we expect to make in respect of Jetty, computed based on a pre-determined contractual formula. Refer to Note 12 of our Financial Statements for further details. The Jetty Options and Jetty Deferred Payments are measured at fair value through net income (loss) using Level 3 inputs.

Assumptions and judgment. The valuation of the Jetty Options is measured using a discounted cash flow model, which requires assumptions and judgment to determine the expected future cash flows associated with Jetty. The valuation of the Jetty Deferred Payments is based on a Monte Carlo simulation model, and we are required to use judgment and make assumptions on the key inputs, being the probability and timing of U.S. legalization and the volatility of Jetty equity and revenues.

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

A hypothetical 10% change in the U.S. dollar against the Canadian dollar compared to the exchange rate at March 31, 2023, would affect the carrying value of net assets by approximately $14.8 million, with a corresponding impact to the foreign currency translation account within accumulated other comprehensive income or loss. A hypothetical 10% change in the euro against the Canadian dollar compared to the exchange rate at March 31, 2023, would affect the carrying value of net assets by approximately $25.3 million, with a corresponding impact to the foreign currency translation account within accumulated other comprehensive income or loss.

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

Interest rate risk

Our cash equivalents and short-term investments are held in both fixed-rate and adjustable-rate securities. Investments in fixed-rate instruments carry a degree of interest rate risk. The fair value of fixed-rate securities may be adversely impacted due to a rise in interest rates. Additionally, a falling-rate environment creates reinvestment risk because as securities mature, the proceeds are reinvested at a lower rate, generating less interest income. As at March 31, 2023, our cash and cash equivalents, and short-term investments, consisted of $0.3 billion, as compared to $0.9 billion at March 31, 2022, in interest rate sensitive instruments.

Our financial liabilities consist of long-term fixed rate debt and floating-rate debt. Fluctuations in interest rates could impact our cash flows, primarily with respect to the interest payable on floating-rate debt.

	Aggregate Notional Value		Fair Value		Decrease in Fair Value - Hypothetical 1% Rate Increase
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Unsecured senior notes	$337,380	$600,000	$331,250	$563,958	$(1,552)	$(6,600)
Fixed interest rate debt	135,573	43,386	N/A	N/A	N/A	N/A
Variable interest rate debt	840,058	893,647	N/A	N/A	N/A	N/A

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting, as described below.

However, giving full consideration to the material weaknesses, we have concluded that the Financial Statements included in the Annual Report on Form 10-K present fairly, in all material respects, our financial position, the results of our operations and our cash flows for each of the periods presented in conformity with U.S. GAAP.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2023, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management has determined that our internal control over financial reporting as of March 31, 2023 was not effective because of material weaknesses in internal control over financial reporting. Accordingly, a reasonable possibility exists that material misstatements in the Company’s financial statements will not be prevented or detected on a timely basis.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that it did not maintain effective internal control over financial reporting due to the existence of the following material weaknesses:

•
An ineffective control environment, resulting from a lack of the required number of trained operational and IT personnel with the appropriate skills and knowledge and with appropriate assigned authorities, responsibilities and accountability related to the design, implementation and operating effectiveness of internal control over financial reporting. The control environment material weakness contributed to the following material weaknesses:
o
The accounting for sales recorded by the BioSteel segment, which resulted in material misstatements relating to revenue and trade receivables, particularly with respect to the timing and amount of revenue recognition. Specifically, we did not design and maintain effective controls to sufficiently assess the timing, amount, and appropriateness of revenue recognition. This included a lack of segregation of duties in the review of customer orders, inadequate controls over the review and approval of sales returns, and inadequate controls relating to revenue recognition policies and procedures. This also contributed to the failure to impair goodwill related to the BioSteel reporting unit on a timely basis as changes in the performance of BioSteel were not identified in a timely manner, and the failure to accurately record the redeemable noncontrolling interest.
o
IT general controls deficiencies that aggregated to a material weakness. These deficiencies specifically related to: (i) logical access management, including untimely periodic access review, access provisioning and modification, removal of user access and change management controls with respect to a payroll system implemented during the year; and (ii) untimely and inconsistent monitoring and oversight of third-party service organizations. Although we have identified no instances of any adverse effects due to these deficiencies, business processes that depend on the affected information systems or that depend on data from the affected information systems, could be adversely impacted.

In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has limited the evaluation of our internal control over financial reporting to exclude controls, policies and procedures and internal controls over financial reporting of the recently acquired operations of a manufacturing facility from Flow Beverage Corp., acquired November 8, 2022 (the "Acquired Operations"). The Acquired Operations represent approximately 1% of our total assets and approximately 1% of our gross revenues for the year ended March 31, 2023.

Our independent registered public accounting firm, KPMG LLP, who delivered an unqualified audit opinion on the Financial Statements included in this Annual Report on Form 10-K, issued an adverse opinion on the effectiveness of our internal control over financial reporting.

Plan for Remediation of Material Weaknesses

Our management, with the oversight of the Audit Committee of the Board, is updating our internal processes and controls to strengthen their effectiveness and has developed a remediation plan, which includes the following actions:

Control environment

•
Enhancing the assignment of control responsibilities and accountability to responsible operational and IT personnel;
•
Implementing training aimed at improving employee knowledge and skills in sales recording and revenue recognition matters as well as applicable IT General Controls related to logical access and oversight of relevant third-party service organizations.

BioSteel business-to-business sales

•
Enhancing formal policies, processes and procedures relating to financial reporting, including revenue recognition matters;
•
Improving the retention of sufficient supporting documentation related to business-to-business customers purchase orders and related sales agreements, including pricing, shipping and return terms and credit limits;
•
Improving business-to-business customers sales orders review and approval procedures prior to the shipment of the purchased goods;
•
Improving business-to-business customers review and approval procedures over credit notes and sales returns;
•
Improving the retention of sufficient review evidence regarding business-to-business sales accounts receivables aging analysis including timely review of overdue amounts;
•
Implementing certain management changes and appropriate personnel actions; and
•
Ensuring sufficient resources are available to perform and document business-to-business sales and revenue recognition controls on a timely basis, as per policies and procedures.

IT General Controls

•
Performing timely and sufficient review of all in-scope systems for user access including privileged access;
•
Conducting a review of the tools and processes that are relied upon to ensure users terminations or transfers are timely updated in systems. Formally document and communicate related processes;
•
Ensuring that all access approval requirements are documented and communicated to all employees and proper approval is provided prior to granting/modifying user access;
•
Ensuring sufficient resources are available to timely perform and document periodic review of user access, user access changes and access provisioning/modification;
•
Performing timely and consistent monitoring and oversight of relevant third-party service organizations through review of third-party service organization control reports to assess their impact in relation to the control environment; and
•
Improving the retention of sufficient supporting documentation related to access review, access provisioning and modification, access requests and approvals.

We will not be able to conclude whether the actions we are taking will fully remediate the material weaknesses in our internal control over financial reporting until the updated controls have operated for a sufficient period of time and management has concluded, through testing, that such controls are operating effectively. We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting, which may necessitate further action. See “Item 1A. Risk Factors—Risks Relating to the Restatement of the Prior Financial Statements - We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which may adversely affect investor confidence in our company and, as a result, the value of the Canopy Shares.”.

The BioSteel Review did not conclude that the misstatements were the product of misconduct by any named executive officers, as such term is defined by the SEC and National Instrument 51-102 - Continuous Disclosure Obligations ("NEOs"), of the Company, nor that any NEOs were aware of them prior to March 31, 2023.

Changes in Internal Control Over Financial Reporting

Except as discussed above, as of March 31, 2023, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during our most recent quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Unless otherwise specified, all dollar amounts in Part III of this Comprehensive Form 10-K are in United States of America (“U.S.”) dollars (“US$” or “$”) unless stated otherwise. “C$” means Canadian dollars.

As used in this Part III of this Comprehensive Form 10-K, references to:

•
“Fiscal 2024” refer to the 12-month period ended March 31, 2024;
•
“Fiscal 2023” refer to the 12-month period ended March 31, 2023;
•
“Fiscal 2022” refer to the 12-month period ended March 31, 2022; and
•
“Fiscal 2021” refer to the 12-month period ended March 31, 2021.

Item 10. Directors, Executive Officers and Corporate Governance.

The table below sets forth certain biographical information regarding each director of the Company. In addition, a discussion of the qualifications, attributes and skills of each director that led the Company's board of directors (the “Board”) and the Corporate Governance, Compensation and Nominating Committee of the Board (“CGCN Committee”) to the conclusion that he or she should continue to serve as a director follows each of the director biographies. Additional information regarding the skills and expertise of each director is included below under the section entitled “Board of Directors, Committees and Governance—Board Skills Matrix.” If a director is listed as “Independent” in the table below, that director meets the requirement to be an “independent director” under Rule 5605(a)(2) the Listing Rules of the Nasdaq Stock Market (the “Nasdaq Rules”) and the definition of “independence” under National Instrument 52-110 – Audit Committees (“NI 52-110”).

Directors

Name	Age (1)	Position
Judy A. Schmeling	63	Chair of the Board, Director and member of the Audit Committee
David Klein	59	Director and Chief Executive Officer
Robert L. Hanson	60	Director and member of the CGCN Committee
David Lazzarato	67	Director, Chair of the Audit Committee, and member of the CGCN Committee
Garth Hankinson	55	Director
James A. Sabia	62	Director and member of the CGCN Committee
Theresa Yanofsky	66	Director, Chair of the CGCN Committee and member of the Audit Committee

(1) Ages as of June 19, 2023.

Judy A. Schmeling Indian Rocks Beach, Florida, United States Independent Director Since November 1, 2018

Judy A. Schmeling currently serves as the Chair of the Board and is also a member of the Audit Committee of the Board (the “Audit Committee”). Ms. Schmeling also serves as a Director of Constellation Brands Inc. (“CBI”), as well as a member of CBI’s Governance and Nominating Committee and the Chairperson of CBI’s Audit Committee. Ms. Schmeling is also the Lead Director of Casey’s General Stores, a Fortune 500 company that operates more than 2,000 convenience stores in 16 Midwestern states, where she serves on its Nominating and Governance Committee. Ms. Schmeling most recently served as an Executive Officer of HSN, Inc., a publicly held retail and media company. From 2016 to 2017, she held dual roles as President of Cornerstone Brands, Inc., a holding company for several catalog operators, and Chief Operating Officer of HSN, Inc. From 2013 until 2016, Ms. Schmeling held the dual roles of Chief Operating Officer and Chief Financial Officer (“CFO”) of HSN, Inc. Ms. Schmeling helped to take the company public in 2008 and served as the CFO until 2016. Prior to that, she held positions of increasing responsibility since joining the company in 1994. Prior to joining HSN, Ms. Schmeling was Managing Director of Tunstall Consulting, Inc., a corporate financial planning firm, from 1986 to 1994. Ms. Schmeling began her career at Deloitte & Touche, an international public accounting firm, where she held various positions of increasing responsibility from 1982 to 1986. As a native Floridian, Ms. Schmeling earned her Bachelor of Science in accounting from Florida State University. She was inducted into the FSU College of Business Hall of Fame in September 2018 and was the Commencement Speaker for the Winter 2017 graduates. She is a member of the board of the South Florida Chapter of the National Association of Corporate Directors. She previously served on the Advisory Board for FM Global.

Ms. Schmeling has been a Chief Operating Officer of a public company and brings to the Board consumer, retail and digital experience. She has extensive operations and financial experience including oversight of corporate strategy, supply chain, information technology, finance and accounting and investor relations.

Committee Memberships
Audit Committee
	Attendance in Fiscal 2023	Other Public Company Directorships
	Board: 13/13	Constellation Brands, Inc.
	Audit: 10/10	Casey's General Stores, Inc.
David Klein Rochester, New York, United States Non-Independent Director Since November 1, 2018

David Klein is the Chief Executive Officer (“CEO”) of Canopy Growth and also serves on the Board. He joined Canopy Growth in January 2020 from CBI where he served as Executive Vice President (“EVP”) and CFO, and was responsible for corporate strategy, all aspects of finance and accounting, investor relations, mergers and acquisitions, information technology and Constellation Ventures. After joining CBI in 2004 as Vice President (“VP”) of Business Development, he also held roles as CFO of Constellation Europe, Senior Vice President (“SVP”), Treasurer & Controller, and CFO of the Beer Division. Prior to taking on these roles at CBI, Mr. Klein held the CFO role at Montana Mills, where he led the transformation from private to public company and the subsequent sale of Montana Mills to Krispy Kreme. Mr. Klein also held the CFO role at NetSetGo, an internet and network services startup that won several business and technical awards. Prior to these entrepreneurial positions, Mr. Klein served as the Director of Mergers & Acquisitions at Xerox Corporation and as Director of Finance & Accounting for Harris Corporation.

Mr. Klein brings to the Board a wealth of experience in, among other things, finance, corporate strategy, mergers and acquisitions, international business and the retail and consumer products industries.

Committee Memberships
None
	Attendance in Fiscal 2023	Other Public Company Directorships
	Board: 13/13	None
Robert L. Hanson San Francisco, California, United States Independent Director Since November 1, 2018

Robert L. Hanson currently serves as a member of the Board and is also a member of the CGCN Committee. Mr. Hanson has served as the EVP and President of the Wine + Spirits Division of CBI, where he oversees global sales, marketing and operations functions for the Wine + Spirits Division across the United States, New Zealand and emerging markets. Mr. Hanson previously served as a member of CBI’s Board of Directors from 2013 to 2019. Before joining CBI, Mr. Hanson served as CEO of John Hardy Global Limited, a luxury jewelry brand, from 2014 to 2019, where he helped evolve the company’s strategy by strengthening its presence in the U.S. market, developing a line of distinctive artisan-crafted luxury products that resonate with today’s high-end jewelry customers, and launching differentiated marketing campaigns and influencer programs that helped extend the brand’s reach and foster meaningful connections with new customers. Mr. Hanson has held several senior management roles throughout his career at leading consumer packaged goods (“CPG”) companies, including serving as CEO at American Eagle Outfitters, a leading global specialty retailer of clothing, accessories and personal care products, and Global Brand President at Levi Strauss & Co.

Mr. Hanson brings to the Board extensive management and international retail experience as well as significant corporate governance and public company board experience.

Committee Memberships

CGCN Committee
	Attendance in Fiscal 2023	Other Public Company Directorships
	Board: 13/13	None
CGCN: 11/11
David Lazzarato Toronto, Ontario, Canada Independent Director Since March 31, 2020

David Lazzarato serves as a member of the Board, is the Chair of the Audit Committee and a member of the CGCN Committee. Mr. Lazzarato’s impressive career includes senior executive positions with Alliance Atlantis Communications, Allstream, Bell Canada, and CAE. Mr. Lazzarato has served on corporate and not-for-profit boards for two decades and is currently serving on the Board of Directors of Flutter Entertainment (Dublin) and is the Chair of their Risk and Sustainability Committee and a member of its Audit Committee. Mr. Lazzarato brings to the Board a demonstrated commercial and financial acumen to assist businesses going through pivotal inflection points.

Committee Memberships
Audit Committee (Chair)
CGCN Committee
	Attendance in Fiscal 2023	Other Public Company Directorships
	Board: 13/13	Flutter Entertainment plc
Audit: 10/10
CGCN: 11/11
James A. Sabia Chicago, Illinois, United States Independent Director Since September 4, 2020 (Board observer from January 21, 2020 to September 4, 2020)

James A. Sabia has served on the Board since 2020 and is also a member of the CGCN Committee. Mr. Sabia has been employed by CBI since 2007. He was promoted to President of the Beer Division of CBI in January 2022 and continues to hold the role of EVP, Beer Division, with responsibility for leading the division’s operations services and commercial business functions. In earlier roles with CBI, Mr. Sabia served as EVP and Chief Marketing Officer of CBI, where he was responsible for leading the marketing strategy across the company’s diversified beverage alcohol portfolio, prior to which he was the Chief Marketing Officer of the Beer Division. Mr. Sabia also continues to serve as a member of the executive management committee of CBI. Mr. Sabia previously served as Vice President of Marketing and Media at Molson Coors Brewing Company.

Mr. Sabia brings significant retail, marketing and management experience to the Board.

Committee Memberships
CGCN Committee
	Attendance in Fiscal 2023	Other Public Company Directorships
	Board: 12/13	None
CGCN: 10/11
Theresa Yanofsky Westmount, Quebec, Canada

Theresa Yanofsky currently serves as a member of the Board where she also acts as the Chair of the CGCN Committee as well as a member of the Audit Committee. Ms. Yanofsky has extensive experience working with big-name retailers and is respected for her strategic leadership and disciplined approach to driving revenue. Ms. Yanofsky brings over 30 years of experience working with rapidly growing big-name global retailers, serving as a board member for Reitmans (Canada) Ltd., (“Reitmans”), a Canadian-based retailer

Independent Director Since March 31, 2020

listed on the TSX, since August, 2019. She has also served as a member of the board of directors of Goodfood Market Corp., a leading online grocery company in Canada listed on the TSX, since July 2019. Most recently, Ms. Yanofksy was appointed as a board member for Purolator Inc., a leading integrated freight, package and logistics provider, in April, 2022. Ms. Yanofksy served as the Senior Vice-President, General Manager of Sephora Canada from 2015 until her retirement in 2020; prior to which she worked at L Brands where she was the country manager for Bath & Body Works Canada.

Ms. Yanofsky brings over 30 years of experience working with rapidly growing big-name global retailers as well as significant senior management and public company board and corporate governance experience.

Committee Memberships
Audit Committee
CGCN Committee (Chair)
	Attendance in Fiscal 2023	Other Public Company Directorships
	Board: 13/13	Goodfood Market Corp.
	Audit: 10/10	Reitmans Ltd.
	CGCN: 11/11	Purolator Inc.
Garth Hankinson Rochester, New York United States Independent Director since November 24, 2021 (Board observer from August 5, 2021 – November 24, 2021)

Garth Hankinson has served as CBI’s CFO since January 13, 2020. Prior to that, he served as CBI’s Senior Vice President, Corporate Development, a position he had been in since February 2016, where he was responsible for leading all of CBI’s financial planning, reporting, and analysis activities, as well as all efforts related to mergers, acquisitions, ventures investments, and strategic alliances. From October 2009 until February 2016, he served as the Vice President, Corporate Development of CBI. From October 2007 until October 2009, Mr. Hankinson served as the Vice President, Business Development for CBI’s prior Canadian business, Constellation Brands Canada, Inc., which was a Canadian subsidiary of CBI during that time. From March 2004 until October 2007, he served as the Director of Corporate Development.

Mr. Hankinson brings to the Board his significant experience at CBI, a major CPG company, including with respect to his role as CFO and his many years working in corporate development.

Committee Memberships
N/A
	Attendance in Fiscal 2023	Other Public Company Directorships
	Board: 11/13	None

Board of Directors, Committees and Governance

Overview

The Board and management of the Company recognize the importance of corporate governance for the effective management of the Company and the protection of its stakeholders, particularly our shareholders (the “Shareholders”).

National Policy 58-201 – Corporate Governance Guidelines (“NI 58-101”) establishes corporate governance guidelines that apply to all public companies. NI 58-101 charters disclosure of corporate governance practices, which disclosure is set out below, in accordance with Form 58-101F1 – Corporate Governance Disclosure. The Company is also required to comply with the provisions of the Sarbanes-Oxley Act of 2002 (the “SOX”) and the applicable rules adopted by the SEC pursuant to SOX, as well as the Nasdaq Rules and the rules of the Toronto Stock Exchange (the “TSX”).

Maintaining a high standard of corporate governance is a priority for the Board and the Company’s management as both believe that effective corporate governance will help create and maintain Shareholder value in the long term. A description of the Company’s corporate governance practices is set out below.

Board of Directors

The Board is responsible for the stewardship of the Company, supervising the management of our business and our affairs and acting in the best interests of the Company and Shareholders. The Board has adopted a written “Corporate Governance Guidelines” pursuant to which the Board assumes responsibility for the stewardship of the Company. The Corporate Governance Guidelines are available on the Company’s website at www.canopygrowth.com/investors/governance/committees-charters/.

The Company’s Corporate Governance Guidelines state that the primary responsibilities of directors are to exercise their business judgment in good faith and to act in what they reasonably believe is in the best interests of the Company and its Shareholders. Directors are required to fulfill their responsibilities consistent with their fiduciary duties to Shareholders, in compliance with all applicable rules and regulations and subject to the provisions of the Company’s certificate of incorporation, as amended and its bylaws. In forming his or her judgment, each director is entitled to rely in good faith on the accuracy of the records of the Company and the information, opinions, reports or statement presented by the Company’s officers, employees, Board committees, outside advisors and auditors. In discharging their obligations, directors are entitled to rely on the honesty and integrity of the Company’s senior executives and its outside advisors and auditors.

The independent judgment of the Board in carrying out its responsibilities is the responsibility of all directors. The Board facilitates independent supervision of management through meetings of the Board and through frequent informal discussions among independent members of the Board and management. In addition, the Board has free access to the Company’s external auditors, external legal counsel and to the Company’s officers.

Meetings

During the fiscal year ended March 31, 2023 (“Fiscal 2023”), the Board met 13 times, the Audit Committee met 10 times and the CGCN Committee met 11 times. During Fiscal 2023, each incumbent director attended at least 84.6% of the total number of Board meetings, 90.9% of CGCN Committee meetings, and 100% of Audit Committee meetings held and on which he or she served during his or her period of service. The Board and committees held a combination of in person and video conference meetings. The individual attendance summary for each of the directors who served as a director during Fiscal 2023 is set forth above.

Board Member Attendance at Annual Shareholder Meetings

The Company’s Corporate Governance Guidelines state that all directors are expected to make reasonable best efforts to attend all meetings of the Board, all meetings of the committees of which they are members and the annual meeting of Shareholders, and to maintain a satisfactory Board and committee meeting attendance record of no less than 75% in the aggregate, subject to recusal by the Board or relevant committee. The Company generally encourages, but does not require, directors to attend the Company’s annual meetings of Shareholders. Directors are encouraged to attend Board meetings and meetings of committees of which they are members in person but may also attend such meetings by telephone or video conference. All the then serving directors, were present at the Company’s 2022 Annual General and Special Meeting of Shareholders, which was held via live audio webcast held on September 15, 2022.

Familial Relationships

There are no family relationships among any directors and executive officers.

Board Leadership Structure and Qualifications

Pursuant to the Corporate Governance Guidelines, the Board must be composed of a majority of “independent directors”, including the Chair of the Board. The Company defines an “independent director” in accordance with the standards and requirements promulgated by all applicable regulatory bodies exercising control over the Company, including Rule 5605(a)(2) of the Nasdaq Rules. Where it is not appropriate for the Chair of the Board to be independent, an independent director will be appointed to act as lead director (the “Lead Director”).

Currently, David Klein serves as our CEO and Judy A. Schmeling serves as Chair of our Board. Because Ms. Schmeling is an independent director, we currently do not have a Lead Director.

The Chair of the Board will preside over all meetings of the directors, be responsible for the agenda at all meetings of the Board and will preside over meetings of Shareholders. The Chair will convey recommendations of the independent directors to the Board and will be the liaison between the Board and the management of the Company. The Chair will preview information sent to the Board as necessary and approve meeting schedules to assure that there is sufficient time for discussion of all agenda items.

The key responsibilities of the Chair of the Board include, among other things:

•
providing leadership to the Board with respect to its functions as described in the Corporate Governance Guidelines and as otherwise may be appropriate;
•
ensuring Canopy Growth’s policies and practices related to corporate governance and Board operations are properly reflected in internal and external communications;
•
working with the CGCN Committee, submitting to the Board a proposed slate of directors for election at the annual general meeting of shareholders;
•
ensuring that appropriate procedures are in place for the effective operation of the Board;
•
managing the ongoing performance review and the compensation plan for the Company’s CEO; and
•
being available to the Company’s CEO and management to provide guidance and advice.

Where it is not appropriate for the Chair of the Board to be independent, the Lead Director carries out the primary responsibilities that would otherwise be the responsibility of the independent Chair of the Board. The Board believes that requiring that there be a Lead Director in the event the Chair of the Board is not an Independent Director is appropriate at this time to provide the most effective leadership structure for Canopy Growth in the rapidly-evolving and highly-regulated cannabis industry.

Oversight of Risk Management

The Board oversees the management of risks inherent in the operation of our business, with a focus on the most significant risks that we face. The Board performs this role primarily through its Audit Committee and CGCN Committee. Each Board committee addresses the risks specific to the function of that committee. For example, the Board committees address the following risks:

•
The Audit Committee performs the Board’s oversight responsibilities as they relate to our accounting policies, internal controls, and financial reporting practices, and is responsible for, among other things, overseeing the process by which the Company assesses and manages risk and identifying risks inherent in the Company’s business.
•
In connection with its corporate compensation responsibilities, the CGCN Committee reviews all compensation policies and practices for all employees to determine whether such policies and practices create risks that are reasonably likely to have a material adverse effect on the Company.
•
In connection with its corporate governance responsibilities, the CGCN Committee is to discuss with management and evaluate management’s efforts to ensure that the Company’s management is taking into account risks that may affect the Company in the areas of human capital management, and the need to update disclosure controls and procedures to address evolving disclosure requirements on environmental, social and governance matters.

Position Descriptions

Chief Executive Officer

The CEO leads the management of the Company’s business and affairs and the implementation of the resolutions and policies of the Board and will report to and comply with the direction of the Board. The key accountabilities and responsibilities of the CEO include, among other things: duties relating to the Company’s values, strategy, governance, risk management, risk appetite, financial information, human resources management, operational direction, Board interaction, talent management, succession planning and effective communication with Shareholders, clients, employees, regulators and other stakeholders. In addition, the Klein Agreement (as defined below) sets forth the responsibilities of the CEO, as approved by the Board, including:

•
shaping global strategic plans by developing and executing the Company’s strategy with the appropriate scale and pace while retaining Company values and entrepreneurial culture;
•
developing a world-class supply chain by defining and executing the supply chain strategy and aligning people, processes and system to optimize output while maintaining high levels of efficiency across product development, manufacturing/production, quality control and logistics;
•
delivering consistency by producing results based on agreed upon targets and timetable in a rapidly evolving industry;
•
building best in class product portfolios by continuing to innovate and develop new products to fulfill consumers across various channels;
•
embracing social responsibility by ensuring that the Company is adhering to all regulatory requirements and is viewed a leader in quality products and safety around the world;

•
cultivating high performing cross-functional teams to create a culture through a combination of recruiting top talent, restructuring current roles/responsibilities as needed, and developing high potential team members;
•
fostering an entrepreneurial and fast-paced environment that operates with discipline and trust among leaders; and
•
such other duties as the Board may specify from time to time.

Committee Chairs

The Board has developed written charters with respect to each of the Audit Committee and the CGCN Committee, which includes a description of the primary responsibilities of the Chairs of such committees.

The primary responsibilities of the Chair of the Audit Committee and CGCN Committee include, among other things: chairing and setting the agenda for the meetings of the applicable committee, providing leadership to the applicable committee and acting as liaison and maintaining communication with the Chair of the Board and the Board to optimize and co-ordinate input from directors, and to optimize the effectiveness of the applicable committee. The Corporate Governance Guidelines and the committee charters set out in writing the responsibilities of the Board and the committees, respectively.

Committees of Our Board of Directors

The standing committees of the Board consist of the Audit Committee and the CGCN Committee. The responsibilities of these committees are described below. In addition, the Board may establish other committees from time to time to assist the Board in connection with specific matters. The Board oversees the operations of the committees, the appointment of their respective members, their compensation and their conduct. The Board has no intention at this time to establish other standing committees. The following table summarizes the current membership of the Board and each of its committees:

Director Name	Audit Committee	CGCN Committee
Judy A. Schmeling	Member
David Klein
Garth Hankinson
Robert L. Hanson		Member
Theresa Yanofsky	Member	Chair
David Lazzarato	Chair	Member
James A. Sabia		Member

The Audit Committee and the CGCN Committee have adopted detailed charters outlining their responsibilities, including the specific responsibilities of the chair of each committee. Copies of these charters are available on the Company’s website at www.canopygrowth.com/investors/governance/committees-charters/.

The Amended Investor Rights Agreement (as defined below) also provides that for so long as Greenstar and CBG (collectively, the “CBG Group”) continues to hold at least the Target Number of Shares (as defined in the Amended Investor Rights Agreement), at least one member of the Board nominated by CBG (a “CBG Group Nominee”) will be appointed to each committee established by the Board; provided that, if no CBG Group Nominee is independent, CBG will have the right to designate one CBG Group Nominee as an observer to the Audit Committee.

Audit Committee

General. The Board has a separately designated standing Audit Committee established in accordance with the Nasdaq Rules. The Audit Committee is currently comprised of three directors: David Lazzarato (Chair), Theresa Yanofsky and Judy A. Schmeling, all of whom are considered to be “independent” within the meaning of such term under applicable Nasdaq Rules for Audit Committees and Section 1.4 of NI 52-110. The members of the Audit Committee are appointed by the Board, and each member of the Audit Committee serves at the pleasure of the Board until the member resigns, is removed or ceases to be a member of the Board.

The Board has determined that David Lazzarato, the Chair of the Audit Committee, qualifies as an “audit committee financial expert” for purposes of the SEC’s rules and meets the requirements for independence of audit committee members under the Nasdaq Rules. The SEC has indicated that the designation of Mr. Lazzarato as an audit committee financial expert does not make him an “expert” for any purpose, impose any duties, obligations or liabilities on him that are greater than those imposed on other members of the Audit Committee and the Board who do not carry this designation or affect the duties, obligations or liabilities of any other member of the Audit Committee or the Board.

Purpose. The Audit Committee’s primary purpose is to assist the Board in fulfilling its oversight responsibilities for the financial reporting process, the system of internal control over financial reporting and accounting compliance, the audit process and processes for identifying and evaluating and monitoring the management of the Company’s principal risks impacting financial reporting. The committee also assists the Board with the oversight of financial strategies and overall risk management. The Audit Committee Chair also meets regularly with management and with the Company’s internal auditors, including its Chief Audit Executive, and its external auditors, KPMG LLP (“KPMG”). The Audit Committee Charter (the “Audit Committee Charter”) sets forth the role and responsibilities of the committee’s chair.

Responsibilities. Pursuant to the Audit Committee Charter, the Audit Committee is directly responsible for the appointment, compensation and oversight of the work of the independent auditors, including resolution of disagreements between management and the independent auditors regarding financial reporting.

The Audit Committee Charter is available on the Company’s website at www.canopygrowth.com/investors/governance/committees-charters/.

CGCN Committee

General. The CGCN Committee is currently comprised of four directors of the Company: Theresa Yanofsky (Chair), David Lazzarato, James A. Sabia, and Robert L. Hanson, each of whom is considered to be an “independent director” under applicable Nasdaq Rules and meet the definition of “independence” under NI 52-110.

Purpose. The CGCN Committee’s purpose is to provide leadership in shaping the corporate governance policies and practices of the Company, put forward nominations for the appointment of directors by the Board, discharge the responsibilities of the Board relating to compensation of the Company’s directors and executive officers as determined by the Board, assist the Board in establishing appropriate incentive compensation and equity-based plans and to administer such plans, oversee the annual process of evaluation of the performance of management; and to assist the Board in its oversight of CGCN Committee’s human resource strategies.

Responsibilities - Compensation Matters. The CGCN Committee’s primary responsibilities are, among other things, to assist the Board in discharging its responsibilities relating to: (1) setting the Company’s compensation program and approving the compensation of other executive officers of the Company, (2) administering and monitoring the incentive and equity-based compensation plans and (3) preparing the compensation committee report, if required, in the annual report and proxy statement under the rules and regulations of the SEC. In addition, the CGCN Committee is responsible for overseeing and assessing the functioning of the Board, its committees and individual directors, for the development, recommendation to the Board, implementation and assessment of effective corporate governance principles, overseeing the process of succession planning for the CEO and, as warranted, other senior officers of the Company, and handling such other matters that are specifically delegated to the committee by the Board from time to time.

The CGCN Committee is also responsible for reviewing, monitoring and approving certain matters relating to the compensation of the CEO, other senior executives and the directors of the Company.

Pursuant to the CGCN Committee charter (the “CGCN Committee Charter”), the CGCN Committee shall, among other things:

•
annually, review and approve or recommend that the Board approve corporate goals and objectives relevant to CEO compensation, evaluate the CEO’s performance in light of those corporate goals and objectives, and approve or recommend that the Board approve the CEO’s compensation level based on this evaluation;
•
annually review and, as appropriate, approve or recommend that the Board approve each element of compensation including salaries, bonuses, benefits, and perquisites, and including with respect to any equity-based plans, for the CEO and each other executive officer;
•
annually, review the results of the CEO’s performance with the Chair of the Board or the Lead Director, as applicable; and
•
approve the appointment, promotion and termination of the other executive officers.

The CGCN Committee Charter does not provide for delegation of these duties.

Pursuant to the CGCN Committee Charter, the CGCN Committee has the authority to retain, at Canopy Growth’s expense, a compensation consultant only after taking into consideration the independence factors set out in Rule 5605(d)(3)(D) of the Nasdaq Rules (the “Compensation Committee Advisor Independence Factors”), to the extent applicable. For Fiscal 2023, after considering the Compensation Committee Advisor Independence Factors, the CGCN Committee directly retained Mercer (Canada) Limited (“Mercer”) as its compensation consultant.

For additional information with respect to the role of Mercer in the determination of executive compensation, please see “Compensation Discussion and Analysis,” including the information under the subsection entitled “Annual Oversight of Compensation.”

Responsibilities - Board Nominations. The CGCN Committee is responsible for: identifying individuals qualified to become members of the Board, consistent with criteria approved by the Board, and to select, or to recommend that the Board select, the director nominees for the next annual meeting of shareholders, other than the CBG Group Nominees. In carrying out the foregoing duties, the CGCN Committee consistently seeks to achieve a balance of knowledge, experience, diversity and capability on the Board. While the CGCN Committee has not established specific minimum qualifications for director candidates, it considers all pertinent factors that it deems appropriate, including diversity (See “Diversity, Equity and Inclusion” below), and believes that the Board should be comprised of directors who (i) are predominantly independent, (ii) are of high integrity, (iii) have broad, business-related knowledge and experience at the policy-making level, (iv) have qualifications that will increase overall Board effectiveness, and (v) meet other requirements as may be required by applicable rules, such as financial literacy or financial expertise with respect to Audit Committee members. In evaluating and identifying candidates, the CGCN Committee has the authority to retain and terminate any third party search firm that is used to identify director candidates and has the authority to approve the fees and retention terms of any search firm.

The CGCN Committee will also consider director nominations identified by Shareholders. Nominations by Shareholders must be provided in a timely manner and must include sufficient biographical information so that the CGCN Committee can appropriately assess the proposed nominee’s background and qualifications. In its assessment of potential candidates, the CGCN Committee will review the candidate’s character, wisdom, judgment, ability to make independent analytical inquiries, business experiences, understanding of our business environment, acumen, and ability to devote the time and effort necessary to fulfill his or her responsibilities, all in the context of the perceived needs of the Board at that time. For a Shareholder to have his or her candidate considered by the CGCN Committee for inclusion as a director nominee at the 2024 annual meeting of shareholders, Shareholder submissions of candidates for nomination to the Board must be submitted in writing to the Corporate Secretary of the Company at Canopy Growth Corporation, 1 Hershey Drive, Smiths Falls, Ontario, K7A 0A8. Potential nominees recommended by a Shareholder in accordance with these procedures will be considered and evaluated in the same manner as other potential nominees.

The CGCN Committee Charter is available on the Company’s website at www.canopygrowth.com/investors/governance/committees-charters/.

Compensation Committee Interlocks and Insider Participation

The following persons served as members of the CGCN Committee during Fiscal 2023: Robert L. Hanson, Theresa Yanofsky, David Lazzarato and James A. Sabia. No person who served as a member of the CGCN Committee during Fiscal 2023 has served as an officer or employee of the Company, and no such person had any relationships with the Company of the type that is required to be disclosed under Item 404 of Regulation S-K. During Fiscal 2023, none of our executive officers served as a member of the board of directors or compensation committee (or other board committee performing equivalent functions) of another entity one of whose executive officers served on the CGCN Committee or the Board.

Diversity, Equity and Inclusion

Over the course of Fiscal 2023, the Company has continued its journey towards creating greater equity in its workplace. We have undertaken the below noted steps to help us achieve our diversity, equity and inclusion (“DEI”) vision to: 1) develop a workforce of talent that reflects the communities and consumers we serve, and 2) create an inclusive environment where individuals from underrepresented groups feel welcomed, respected and valued based on their unique identities and perspectives.

To achieve these goals, we believe in investing in resources and integrating DEI strategies into our business efforts and priorities versus treating them solely as a standalone objective. As part of our initiatives, we have developed a multi-year strategy focused on the following four areas: 1) systems and accountability; 2) increased representation of underrepresented identities targeting support toward advancement of such individuals; 3) creating a culture of inclusion; and 4) increased education and awareness. As part of this work, several of our key activities are highlighted below:

•
Established employee resource groups (“ERGs”) focused on creating community and allyship for specific underrepresented identities, all of which have executive sponsors.
•
Increased training opportunities by piloting a six-month inclusive leadership program for our people leaders internationally.
•
Instituted a Canadian company-wide holiday for the Day of Truth and Recognition as a part of Canada’s overall initiatives towards Indigenous Reconciliation.
•
Launched expanded recognition day calendar for historically excluded groups with dates including, among others, Lunar New Year, Juneteenth, World Mental Health Day, Diwali and the Indigenous People’s Day.
•
All recruiters, human resource business partners, and members of our Talent Management team received training on how to manage bias in hiring.
•
To increase diversity in our job candidate pipeline we partnered with job boards and with external recruiting firms focused on recruiting people of color and other underrepresented groups.
•
Integrated tools to mitigate bias into year-end review and talent review processes.

Based on the feedback and recommendations from our 2020 DEI audit, along with guidance from our DEI leader, we are facilitating a DEI strategy that includes a variety of initiatives. Although we are early in the journey, we are investing time, resources and leadership engagement to achieve our desired results and achieve meaningful progress.

As of the date of this Comprehensive Form 10-K, the Company has seven directors, two of whom are women, representing 29% of Board membership. None of the current directors are from any of the other “designated groups” (as defined in the Employment Equity Act (Ontario), namely women, members of visible minorities, Indigenous peoples and persons with disabilities (collectively, the “Designated Groups”). As of March 31, 2023, two of the Company’s executive officers are women, each of whom is a visible minority. None of the executive officers are from any of the other Designated Groups.

Exercise of Independent Judgment – Conflicts of Interest

The Company is governed by the provisions of the Canada Business Corporations Act (the “CBCA”), pursuant to which a director or officer of the Company must disclose to the Company in writing or by requesting that it be entered in the minutes of meetings of the Board, the nature and extent of any interest that he or she has in a material contract or material transaction, whether made or proposed, with the Company, if the director or officer: (a) is a party to the contract or transaction; (b) is a director or an officer, or an individual acting in a similar capacity, of a party to the contract or transaction; or (c) has a material interest in a party to the contract or transaction. Except as otherwise permitted by the CBCA, an interested director cannot vote on any resolution to approve such contract or transaction.

Board and Committee Assessment

The Board is committed to regular assessments of its own effectiveness and that of its committees. The CGCN Committee is responsible for coordinating periodic assessments of the effectiveness of the Board, the Audit Committee and the CGCN Committee. Annually, the CGCN Committee makes recommendations to the Board regarding the process to be followed and the issues to be explored.

The Board addresses items raised both through the assessment process and through informal feedback as warranted. In Fiscal 2023, the Board has continued to expand its exposure to members of management, further enhanced its focus on key topics of strategic concern to the Company, and continued to develop its knowledge of the Company’s business functions through various presentations and discussions from internal business groups. However, as a result of the formation of Canopy USA and the expectation that, following the creation of the Exchangeable Shares, all of the CBI Group’s nominees that are currently serving on the Board will resign, the Board did not conduct a formal assessment of its own effectiveness and that of its committees during Fiscal 2023 and anticipates that such function will be completed in connection with the appointment of new directors to fill the vacancies caused by the resignations of the CBI Group’s nominees.

Orientation and Continuing Education

The CGCN Committee ensures that newly elected directors and committee members receive effective and comprehensive orientation, and that all directors are provided continuing education opportunities, both to maintain and enhance their skills and abilities as directors and, as applicable, committee members, and to ensure their knowledge and understanding of the Company’s business remains current.

Through its onboarding program, new directors are given the opportunity to meet with members of management to review the budget, forecast and strategic plan for the Company, as well as key corporate projects. When circumstances permit, a new director shall participate in a site tour and receive an overview of the past year of activities, the competitive landscape and insight into distribution channels.

In order to ensure that directors are knowledgeable in subjects related to the discharge of their duties as well as cannabis industry trends, the Company has addressed continuing education in its Corporate Governance Guidelines, which provide, among other things, that each director is expected to be involved in continuing director education on an ongoing basis to enable him or her to better perform his or her duties and to recognize and deal appropriately with issues that arise in connection therewith. The Board has adopted a Continuing Education Policy, which provides that the CGCN Committee will present the directors, from time to time throughout each fiscal year, with a variety of continuing education opportunities. The CGCN Committee may also invite external legal counsel and other external advisors of the Company to present at Board meetings on topics and trends facing companies in the cannabis industry. In addition, directors have access to the Company’s in-house and external legal counsel in the event of any questions or matters relating to their corporate and director responsibilities and to keep themselves current with changes in legislation. In Fiscal 2023, the Board was offered six education sessions, two of which were presented by external advisors and four were presented by various Company business units. These included a session on director fiduciary duties, changes to SEC compensation disclosure rules, product trends innovation in the Canadian cannabis market, changes to the U.S. cannabis regulatory landscape, overview of changes to the capital markets and shareholder sentiment in the cannabis sector, and brand performance and Canadian cannabis market dynamics. Sessions were held in-person and virtually and the majority were attended by all members of the Board.

These continuing education opportunities are in addition to any presentations by management or other Company employees on the Company’s ongoing operations either at Board meetings or organized separately.

The Board of Directors Continuing Education Policy is administered by the CGCN Committee and reviewed on an annual basis and revised as necessary.

Board Skills Matrix

The following skills matrix sets out skills and expertise that the Board considers important to fulfill its oversight role, the specific skills and expertise of each director and reflects the current strengths of the Board as a whole.

Experience / Skill	Theresa Yanofsky	Robert L. Hanson	David Klein	Garth Hankinson	Judy A. Schmeling	James A. Sabia	David Lazzarato
Cannabis industry		√	√
Retail and consumer products industries	√	√	√		√	√	√
Real estate industry	√						√
Public company board experience	√	√	√		√		√
Public company CEO experience	√	√	√				√
CPA designation				√	√		√
Public Company CFO Experience			√	√	√		√
Corporate governance	√	√	√		√	√	√
Executive compensation	√	√			√	√	√
International business	√	√	√			√	√
Government relations		√				√	√
Strategic planning	√	√	√	√	√	√	√
M&A	√	√	√	√	√	√	√
Finance and capital markets		√	√	√	√		√
Legal and regulatory		√					√
HR and labor relations	√					√	√
Marketing	√	√				√
Operations	√	√			√	√
Information technology	√	√	√		√	√	√
Distribution Networks						√

Director Term Limits

In order to ensure that the interests of directors are fully aligned with those of the Company, directors shall be required to retire from the Board at the age of 75 in accordance with the Company’s Mandatory Director Retirement Age Policy. One year prior to a given director attaining the age of 75, the CGCN Committee will begin the process of identifying a suitable replacement for the retiring director. In exceptional circumstances, the CGCN Committee may recommend to the Board to exempt a director from the application of the Mandatory Director Retirement Age Policy.

Anti-Hedging & Insider Trading Policy

Pursuant to the Company’s Insider Trading Policy, the executive officers and directors are not permitted to enter into any transaction that has the direct or indirect effect of offsetting the economic value (hedging) of any interest in any security of the Company. This includes the purchase of financial instruments such as variable prepaid forward contracts, equity swaps, collars or units of exchange funds that are designed to hedge or offset a decrease in the market value of securities. To the Company’s knowledge, no executive officer or director of the Company has entered into any such transaction or purchased such a financial instrument.

The Board has also adopted an Insider Trading Policy to ensure, among other things: (i) that persons to whom the policy applies understand their obligations to preserve the confidentiality of undisclosed “Material Information” (as defined in the Insider Trading Policy); (ii) strict compliance by all insiders with all requirements relating to the reporting of insider trading and with respect to trading when in possession of undisclosed “Material Information”; and (iii) that individuals subject to scheduled and unscheduled blackout periods adhere to the restrictions on trading as set out in the policy. The Company seeks to discourage its employees from frequent buying and selling of securities for the purpose of realizing short term profits and to acquire securities as long term investments only. For greater detail on the insider trading policy please refer to the website at https://www.canopygrowth.com/investors/governance/articles-bylaws-policies/.

Succession Plan

In accordance with the Corporate Governance Guidelines, the Company has adopted a succession plan in order to lessen disruption and provide direction in the event of an extended absence or departure of the CEO or another member of executive management. By outlining the strategic direction of the Company, integrating strategies and embedding accountability, the succession plan is designed to ensure a smooth transition across the Company. The succession plan includes specific strategies for addressing either a short-term, long-term, or permanent absence of the CEO or other member of the executive management team. It is the responsibility of the CGCN Committee, in consultation with the executive management team and the Chief Human Resources Officer (“CHRO”), to suggest further mechanisms to minimize the impact of an unforeseen absences or vacancies in key roles and to ultimately make a recommendation to the Board to fill the vacancy. Pursuant to the Corporate Governance Guidelines, the CGCN Committee is required to annually review and report to the Board on succession planning, which must include emergency CEO succession, CEO succession in the ordinary course and succession for other members of management.

Share Ownership Guidelines

For the purpose of strengthening the alignment of the interests of the Company’s executive officers and non-employee directors with those of the other Shareholders, the Company approved written Share Ownership Guidelines in August 2020, and they were amended in May 2021 (the “Guidelines”). In accordance with the Guidelines, executive officers as well as certain other members of senior management are expected to hold share interests valued at the multiples of annual base salary by the end of an initial five-year accumulation period, beginning on the later of (i) the date of approval of the Guidelines; or (ii) the date on which the Guidelines become applicable to a given director or officer following their appointment to such position, and to maintain such an ownership level thereafter. The following details the guidelines applicable to the executive officer positions currently held as of March 31, 2023:

Title	Guidelines
Chief Executive Officer	five times base salary
Chief Financial Officer	three times base salary
Chief Legal Officer	three times base salary
Chief Human Resources Officer	three times base salary
Chief Strategy Officer	three times base salary

Directors are expected to hold share interests valued at two-and-a-half times their annual cash board retainer by the end of an initial five-year accumulation period and to maintain such an ownership level thereafter. These Guidelines do not apply to the CBG Group Nominees who are also employees of CBI as these directors have waived their director fees. For purposes of the Guidelines, share interests include, among other things, Canopy Shares, restricted stock and unvested restricted stock units.

In instances where an officer or director has not achieved the Share ownership level established by the Guidelines within the initial five-year accumulation period, the CGCN Committee will review the matter with such officer or director to determine an appropriate remedy in light of the principles of these Guidelines. The CGCN Committee will annually review and assess the adequacy of the Guidelines and adopt any changes it deems necessary.

Communication with the Board

The Company values input from its Shareholders and is respectful of their right to communicate any concerns they may have to leadership of the Company. Considering the above, Shareholders or other interested parties may arrange to communicate directly with members of the Board or committees of the Board, the Chair of the Board, a Chair of a committee of the Board or the Board or committees of the Board as a group by writing to them in the care of the Board of Directors, Canopy Growth Corporation, 1 Hershey Drive, Smiths Falls, ON, K7A 3K8. We will forward all such communications (other than unsolicited advertising materials) to the applicable members of the Board or committees of the Board. The Company reserves the right to edit profanity or other inappropriate language, or to exclude questions that are not pertinent to Board or committee matters or that are otherwise inappropriate.

Involvement in Certain Legal Proceedings/Cease Trade Orders, Bankruptcies, Penalties or Sanctions

Except as disclosed below:

1.
No director is, as at the date of this Comprehensive Form 10-K, or has been within ten years before the date of this Comprehensive Form 10-K, a director, chief executive officer or chief financial officer of any company (including the Company) that:
a.
was subject to an order that was issued while the proposed director was acting in the capacity as director, chief executive officer or chief financial officer; or
b.
was subject to an order that was issued after the proposed director ceased to be a director, chief executive officer or chief financial officer and which resulted from an event that occurred while that person was acting in the capacity as director, chief executive officer or chief financial officer.

For the purposes hereof, the term “order” means: (a) a cease trade order; (b) an order similar to a cease trade order; or (c) an order that denied the relevant company access to any exemption under securities legislation, that was in effect for a period of more than 30 consecutive days.

On May 10, 2023, the Company announced that as a result of preliminary findings from its internal review, the Company’s (i) audited consolidated financial statements for the fiscal year ended March 31, 2022, included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022 (the “2022 10-K”), and (ii) unaudited consolidated financial statements for the quarterly periods ended June 30, 2022, September 30, 2022 and December 31, 2022, included in the Company’s Quarterly Reports on Form 10-Q for such quarterly periods (collectively, the “Form 10-Qs” and together with the 2022 10-K, the “Prior Financial Statements”), should no longer be relied upon because of certain material misstatements contained in the Prior Financial Statements (the “Default”). On June 2, 2023, the Ontario Securities Commission issued a management cease trade order against David Klein, the CEO and Judy Hong, the CFO, as a result of the Default. The management cease trade order prohibits Mr. Klein and Ms. Hong from trading in the securities of the Company until the date that is two full business days following the filing of this Comprehensive Form 10-K, following which the management cease trade order may be lifted.

2.
No director:
a.
is, as at the date of this Comprehensive Form 10-K, or has been within the 10 years before the date of this Comprehensive Form 10-K, a director or executive officer of any company (including the Company) that, while such person was acting in such capacity, or within a year of that person ceasing to act in that capacity, became bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency or was subject to or instituted any proceedings, arrangement or compromise with creditors or had a receiver, receiver-manager or trustee appointed to hold its assets; or
b.
has, within 10 years before the date of this Comprehensive Form 10-K, become bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency, or become subject to or instituted any proceedings, arrangement or compromise with creditors, or had a receiver, receiver manager or trustee appointed to hold the assets of the proposed director.
3.
No director has been subject to:
a.
any penalties or sanctions imposed by a court relating to securities legislation or by a securities regulatory authority or has entered into a settlement agreement with a securities regulatory authority; or
b.
any other penalties or sanctions imposed by a court or regulatory body that would likely be considered important to a reasonable securityholder in deciding whether to vote for a proposed director.

Since August 2019, Ms. Yanofsky has served as a member of the board of directors of Reitmans. On May 19, 2020, Reitmans filed a petition with the Québec Superior Court for the issuance of, and was granted on the same day, an initial order (the “Initial Order”) seeking the protection and the remedies offered by the Companies’ Creditors Arrangement Act, R.S.C. 1985, c. C 36 (the “CCAA”). Since its initial filing, Reitmans obtained extensions of the Initial Order until May 28, 2021. On May 25, 2021, the Québec Superior Court issued an extension of the stay of proceedings pursuant to the CCAA until September 28, 2021. Reitmans has elected to reduce the amount of the interim debtor-in-possession financing entered into in connection with the CCAA proceedings from $60.0 million to C$30.0 million. On January 4, 2022, Reitmans obtained a sanction order from the Québec Superior Court for the Company’s plan of arrangement under the CCAA (the “Plan of Arrangement”). Under the Plan of Arrangement, Reitmans distributed an aggregate amount of C$95 million (the “Reitmans Settlement Amount”) to its creditors in full and final settlement of all claims affected by the Plan of Arrangement, including an initial payment of up to C$20,000 per claim plus, if applicable, a pro rata distribution of the remaining balance of the Reitmans Settlement Amount.

Except as set forth above, we are not aware of any of our directors or executive officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses), or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

EXECUTIVE OFFICERS

The following sets forth certain information regarding our executive officers:

Name	Age (1)	Position
David Klein	59	Director and Chief Executive Officer
Judy Hong	51	Chief Financial Officer
Christelle Gedeon	42	Chief Legal Officer

(1) Ages as of June 19, 2023

David Klein. For information regarding Mr. Klein, see “Board of Directors” above.

Judy Hong serves as Canopy Growth’s CFO. Having joined the Company in December 2019 to lead Canopy Growth’s Investor Relations team prior to being named CFO, Ms. Hong’s deep knowledge of the CPG sector has been integral in shaping Canopy Growth’s overall commercial strategy and guiding the Company’s engagement with the financial community.

Ms. Hong’s financial and capital markets experience was built during her over 20 years’ experience at Goldman Sachs & Co. Ms. Hong’s roles at Goldman Sachs & Co included serving as a Managing Director, in the Global Investment Research Division, from 2013 until her departure in 2019. During this time, Ms. Hong covered the Beverage and Tobacco sectors in the Consumer Products and Retail team within Global Investment Research and has been ranked in The Wall Street Journal’s “Best on the Street”. Ms. Hong earned an MBA from New York University’s Stern School of Business and a BS in Communications from Cornell University. From September 2014-January 2020, Ms. Hong served as a Treasurer on the Board of Bottomless Closet, a non-profit organization based in NYC.

Christelle Gedeon serves as Canopy Growth’s Chief Legal Officer (“CLO”) and Corporate Secretary. Dr. Gedeon joined the Company in August 2022, and is responsible for the Company’s legal group in addition to all government affairs and regulatory matters. Her role has included ongoing advocacy with the Canadian government to enhance critical elements of the regulatory framework for cannabis to ensure the sector’s long-term growth and sustainability.

Dr. Gedeon has been instrumental to the Company’s profitability strategy including leading the development and announcement of Canopy USA, the Company’s novel approach to realizing the opportunity presented by the U.S. THC market in advance of federal permissibility.

Prior to joining Canopy Growth, Christelle held senior legal leadership roles including as the Chief Legal Officer and Corporate Secretary at Aphria, Inc., as well as Partner at Fasken, a leading Canadian law firm, and as the Chief Legal Officer and Corporate Secretary for a deep-sea mining company. Through these roles, she developed extensive experience in the management of complex regulatory structures, intellectual property management, corporate governance, government relations, and strategic acquisitions with an enduring view of the potential for the legal function to serve as a strategic guide and partner for the commercial goals of each respective organization.

Dr. Gedeon holds an LL.B/B.C.L. from McGill University, is a member in good standing of the Ontario and Quebec bars, and also a registered trademark agent in addition to holding a Ph.D. in Clinical Pharmacology and Toxicology from the University of Toronto.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our Shares to file initial reports of ownership and changes in ownership of our Shares and other equity securities with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during Fiscal 2023, except: (i) David Lazzarato’s grant of 26,786 RSUs on June 8, 2022 was reported on a Form 4 filed with the SEC on June 27, 2022; (ii) Theresa Yanofsky’s grant of 26,786 RSUs on June 8, 2022 was reported on a Form 4 filed with the SEC on June 27, 2022; (iii) Judy Schmeling’s grant of 40,179 RSUs on June 8, 2022 was reported on a Form 4 filed with the SEC on June 27, 2022; (iv) David Lazzarato’s disposition of 3,722 Shares to satisfy tax withholding obligations in connection with the vesting of RSUs on June 30, 2022 was reported on a Form 4 filed with the SEC on July 7, 2022; and (v) Theresa Yanofsky’s disposition of 3,707 Shares to satisfy tax withholding obligations in connection with the vesting of RSUs on June 30, 2022 was reported on a Form 4 filed with the SEC on July 7, 2022.

In Fiscal 2022, the following Section 16(a) reports were not timely filed: (i) Julious Grant’s grant of 31,454 stock options on June 9, 2021 was reported on a Form 4 filed with the SEC on June 14, 2021; (ii) Judy Hong’s Form 3 relating to her appointment as CFO on November 19, 2021 was filed with the SEC on December 3, 2021; and (iii) Garth Hankinson’s Form 3 relating to his appointment as a director on November 24, 2021 was filed with the SEC on December 10, 2021.

In Fiscal 2021, the following Section 16(a) reports were not timely filed: (i) Julious Grant’s Form 3 relating to his appointment as Chief Commercial Officer on November 5, 2020 was filed with the SEC on November 17, 2020; and (ii) Thomas Shipley’s exercise of 73,333 stock options and sale of 73,333 Shares on August 13, 2020 was reported on a Form 4 filed with the SEC on November 24, 2020.

Ethical Business Conduct

The Board is responsible for promoting an ethical business culture and fostering an environment that places an emphasis on compliance. The Board monitors compliance, including through receipt by the Audit Committee, of reports of unethical behavior.

The Board has adopted a Code of Business Conduct and Ethics (the “Code”) for directors, officers (including our CEO, CFO and Chief Accounting Officer), employees and applicable third parties conducting work for or on behalf of the Company. The Code may be accessed on the Company’s website at www.canopygrowth.com/code-of-business-conduct-and-ethics/. The Code clearly defines how individuals working for or on behalf of the Company are expected to conduct themselves while representing the Company. Significant efforts are made to ensure all employees fully understand their responsibilities under the Code through training, leadership communications, certification requirements and awareness initiatives.

Directors, officers, employees and consultants are responsible for reporting situations of non-compliance with respect to breaches of law, regulation or company policy, including the Code, or other concerns related to ethics and business conduct of which they become aware to the Chair of the Board, CEO, Corporate Secretary or outside legal counsel. If any person chooses to remain anonymous, every effort is made by the Company to respect such a request.

The Company has a strict no retaliation policy for anyone who reports a violation in good faith, regardless of the accuracy of such a report. Furthermore, any allegation of reprisal is fully investigated by the Company.

The Board has also adopted a Whistleblower Protection Policy which establishes procedures for: (i) the receipt, retention and treatment of complaints received by the Company regarding accounting, auditing and other financial matters (collectively, “Accounting Irregularities”), any illegal acts or violations of the Code or any other policy of the Company, or applicable laws and regulations (collectively, “Wrongdoings”); and (ii) the submission by employees, officers and directors of the Company, on a confidential and anonymous basis, of concerns regarding any Accounting Irregularities and Wrongdoings.

The Board has also adopted a Disclosure Policy to ensure, among other things: (i) that the Company complies with timely disclosure obligations under securities laws and the regulations of the stock exchanges on which the Company’s securities are listed; (ii) that the Company prevents material misrepresentations made to the public; (iii) that the Company prevents the selective disclosure of material information” (as defined in the Disclosure Policy); (iv) that prompt corrected disclosure is made by the Company, if material information is undisclosed or if material misrepresentations are known to have been made publicly; and (v) that all communications to the public are informative, timely, factual, balanced, accurate and broadly disseminated.

The Board has also adopted an Insider Trading Policy to ensure, among other things: (i) that persons to whom the policy applies understand their obligations to preserve the confidentiality of undisclosed “Material Information” (as defined in the Insider Trading Policy); (ii) strict compliance by all insiders with all requirements relating to the reporting of insider trading and with respect to trading when in possession of undisclosed “Material Information”; and (iii) that individuals subject to scheduled and unscheduled blackout periods adhere to the restrictions on trading as set out in the Insider Trading Policy.

The Board has also adopted three new policies and updated existing policies after completing a thorough review of its corporate governance practices. The following table outlines updates to our policies:

Policy	Description
Clawback Policy

A policy adopted by the Board that provides for the recoupment of certain executive compensation, including but not limited to short- and long-term incentives, in the event of an accounting restatement resulting from material noncompliance with financial reporting requirements under U.S. federal securities laws.

Form 8-K Disclosure Compliance Policy	A policy adopted by the Board to help ensure timely disclosure of corporate events through a Form 8-K within four business days of the triggering event.
Regulation Full Disclosure (“FD”) Policy

A policy adopted by the Board, to be read in conjunction with the Company’s Disclosure Policy and to be administered by the Disclosure Committee. The Company’s policy, which reflects legal requirements, is that no one associated with the Company may make any disclosure of material nonpublic information about the Company to anyone outside of the Company who trades in or may be expected to trade in our securities, unless we disclose such information to the public at the same time.

Disclosure Policy

An updated version of the Disclosure Policy was adopted by the Board to, among other things, highlight the relationships between the Disclosure Policy, the Whistleblower Policy, Form 8-K Disclosure Compliance Policy and Regulation FD Policy, establish a mechanism for evaluating potential disclosures of cybersecurity incidents, as well as to provide more thorough list of the Disclosure Committee’s responsibilities.

Code of Business Conduct and Ethics

An updated version of the Code of Business Conduct and Ethics was adopted by the Board to, among other things, include more robust language related to integrity of records and compliance with sound accounting.

Anti-Bribery and Anti-Corruption Policy

An updated version of the Code of the Anti-Bribery and Anti-Corruption Policy was adopted by the Board and includes specific reference to relevant legislation, more detailed language on the Company’s commitment to such issues, as well as additional detail on impermissible behaviors.

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Throughout this Compensation Discussion and Analysis (“CD&A”), we describe our executive compensation philosophy, program and decisions made in Fiscal 2023 for our named executive officers, as such term is defined by the SEC and National Instrument 51-102 - Continuous Disclosure Obligations (“NEOs”). For a complete understanding of the executive compensation program, this disclosure should be read in conjunction with the Summary Compensation Table and other executive compensation-related disclosure included in this Comprehensive Form 10-K.

For Fiscal 2023, the Company’s NEOs included the CEO, CFO, the new CLO, and former Chief Commercial Officer (“CCO”) as follows:

Name	Title
David Klein	Chief Executive Officer
Judy Hong	Chief Financial Officer
Christelle Gedeon	Chief Legal Officer
Julious Grant	Former Chief Commercial Officer

Fiscal 2023 Performance Highlights

Fiscal 2023 was a year of deliberate actions taken to transform nearly every aspect of how Canopy Growth operates; necessary actions that ensure the Company is on a path to becoming a brand-led, profitable and asset-light player in the Canadian and emerging global cannabis markets and North American sports hydration markets for the long term. Highlights for Fiscal 2023 include:

•
Since the beginning of Fiscal 2023, the Company has taken firm action to transform its Canadian cannabis business to reduce costs and enable growth and profitability. Changes include the announcement in the fourth quarter of Fiscal 2023 of the Company's transition to an asset-light model in Canada by exiting cultivation at its 1 Hershey Drive, Smiths Falls, Ontario facility, ceasing the sourcing of flower from the Mirabel, Quebec (facility, and moving to third‑party sourcing of cannabis beverages and edibles.
•
The Company completed the divestiture of its national retail operations in the third quarter of Fiscal 2023, which included the Company’s sale of 28 Tweed and Tokyo Smoke branded retail stores.
•
The Company's Canadian medical cannabis revenue in the fourth quarter of Fiscal 2023 increased 6% year-over-year in a declining market and Canadian adult-use cannabis B2B revenue in the fourth quarter of Fiscal 2023 was sequentially flat to the third quarter of Fiscal 2023.
•
The Company's focus on improving flower quality has driven a strong resurgence of the Tweed brand in Fiscal 2023 with the brand rising to #9 brand spot in the Canadian adult-use market (all formats) in the fourth quarter of Fiscal 2023 up from #16 in the fourth quarter of Fiscal 2022. Tweed brand flower sales in the fourth quarter of Fiscal 2023 increased by approximately 48% sequentially, driven by strong demand for Kush Mints and Tiger Cake flower and pre-rolled joint (“PRJ”) product offerings.
•
In Fiscal 2023, Canopy Growth returned to be a market share leader in the extracts category (soft gels, vapes, infused pre rolled joints); our THC and CBD extract oils and softgels are #1 in Canada and serve a loyal consumer base, who often repeatedly use the same extract product & brand(s) as a part of their daily wellness routine.
•
Amidst all the operational changes in Fiscal 2023, Canopy Growth completed a SKU rationalization removing 50% of our SKU portfolio to rejuvenate our core and creative disruptive new products. The Company focused on delighting consumers with high quality premium and mainstream priced cannabis products that raise consumer expectations in terms of color, bud size, fragrance and bold flavor, instead of focusing on the low/unprofitable value segment.
•
In the third quarter of Fiscal 2023, the Company announced a strategy to accelerate its entry into the U.S. cannabis industry and unleash the value of its full U.S. cannabis ecosystem through the creation of Canopy USA, a new U.S.-domiciled holding company. Canopy USA holds U.S. cannabis investments previously held by Canopy Growth, which will enable it to exercise rights to acquire Acreage, Wana and Jetty.
•
In July 2022, BioSteel announced a partnership with the National Hockey League (“NHL”) and National Hockey League Players Association (“NHLPA”), with BioSteel becoming the official sports drink of the NHL. BioSteel tripled its market share to over 12% in its hometown Canadian markets in Fiscal 2023 and BioSteel expanded its U.S. physical presence in store in Fiscal 2023 to over 32,000 stores across the United States.
•
The growing global medical and emerging adult-use market is one that Canopy Growth continued to expand its foothold in Fiscal 2023. Canopy Growth’s combined revenue in Europe and Australia delivered over 50% revenue growth in Fiscal 2023 as compared to Fiscal 2022, led by strong growth in the Australian medical market with expanded patient sales of Storz & Bickel medical devices as well as oil and soft gel extract products.
•
Canopy Growth’s Storz & Bickel growth strategy of expanding stationary and handheld vaporizer device sales in existing and new markets remains relevant. The Storz & Bickel team increased investment in Fiscal 2023 in R&D and sales and marketing expenses to deliver disruptive handheld device innovation into the global market in the second half of Fiscal 2024 along with a broadened U.S. salesforce to drive revenue growth.

Objectives and General Principles of the Compensation Program

The Company’s compensation philosophy is based on attracting, retaining and motivating employees with incentives aligned with corporate strategic objectives and the interests of Shareholders, while effectively managing risk and broader stakeholder considerations. The Company believes that an effective compensation program, founded on the following principles, is key to building long-term shareholder value:

Attracting, Retaining and Motivating Talent in Key Markets	Alignment with Corporate Strategic Objectives	Alignment with Shareholders’ Interests	Effective Risk Management

Total compensation, inclusive of base, short-term, and long-term incentives, are benchmarked against talent in markets in which the Company competes for talent, both inside and outside the Company’s industry. The approach seeks to ensure that the Company’s talent acquisition efforts remain in line with market standard and practice while the sector seeks to balance unique interplay of the sector being a high-growth sector but maturing in certain markets where the sector is

Awards are linked to the Company’s short-term and long-term strategic objectives, and pay programs are aligned with our pay-for-performance philosophy.

A significant component of total compensation consists of equity-based compensation that is “at risk”, where executives are rewarded for contributing to a higher return on Shareholders’ investment and are equally negatively impacted by delivering lower Shareholder returns. Together our minimum Share Ownership Policy, the use of equity-based compensation ensures that employees are material owners of the Company’s equity are aligned with the interests of Shareholders.

The compensation structure encourages the Company’s management to take responsible risks and to manage those risks appropriately through the use of a balanced scorecard which rewards employees to balance financial performance and individual achievement. More details regarding risk management can be found within “Executive

experiencing significant market changes.	Compensation Risk Management”.

Target Pay Positioning

For NEOs, total target direct compensation is set by reference to the 50th percentile to 75th percentile of relevant publicly-traded peers, weighted more heavily towards long-term equity-based compensation. Positioning relative to these percentiles will depend upon the role, responsibilities, experience, and contributions of each NEO, as well as the comparability to the peer incumbents, and may fall outside these percentiles based on informed judgment. Recognizing that the Company is a North American organization with senior executives located in both Canada and the United States, the dual peer group approach (the Canadian Consumer-Focused Group and the U.S. CPG and Pharmaceutical Group) is used for benchmarking and target setting purposes to reflect competitive pay levels in both jurisdictions, as appropriate.

During Fiscal 2023, given the strategic shifts in the Company’s footprint and operational approach to an “asset-light” model, the increased presence in certain international markets and the announcement of the creation of Canopy USA, the CGCN Committee undertook a significant review of the Company’s peer group with its independent compensation advisor, Mercer (see below under “Peer Group”).

Annual Oversight of Compensation

Role of the CGCN Committee and Board

The CGCN Committee supports the Board’s responsibilities relating to executive compensation, including the annual review and approval of NEO compensation, and recommending CEO compensation to the Board for approval. For CEO compensation, the CGCN Committee works with its independent compensation advisor, Mercer, and is supported by the Company’s CHRO, to develop compensation and related recommendations to the Board. For the compensation of all other NEOs and senior officers, the CGCN Committee reviews recommendations from the CEO and CHRO, and then makes recommendations to the Board. The CGCN Committee also reviews various aspects of the compensation program as appropriate and makes recommendations to the Board on any changes to incentive design. The Board reviews the CGCN Committee’s recommendations and provides final approval on compensation related proposals. The process and timeline of the CGCN Committee’s annual activities are noted below.

Role of the Compensation Consultant

In January 2023, the CGCN Committee secured the engagement of third-party advisor, Mercer, to provide independent advice on executive compensation, including the alignment of Canopy Growth’s compensation policies and practices with its executive compensation philosophy and related governance matters. The nature and scope of services provided by Mercer to the CGCN Committee during Fiscal 2023 included the review, support, and advice on:

•
The Company’s compensation philosophy
•
The development of Canopy Growth’s new peer group
•
Compensation levels for Canopy Growth’s NEOs and other executive roles

•
Short-Term Incentive Plan metrics, weightings, and target setting
•
Long-Term Incentive Plan mix of vehicles and related performance metrics
•
Compensation disclosure and other governance matters
•
Management-prepared materials and recommendations in advance of CGCN Committee meetings
•
Attendance at CGCN Committee meetings as requested

The CGCN Committee considers, among other information, the advice provided by Mercer in making its executive compensation decisions and recommendations to the Board; however, it may or may not follow Mercer advice in making such decisions.

Any other services, not related to executive or director compensation, and recommendations provided by Mercer or its affiliates to the Company require approval from the Chair of the CGCN Committee. The CGCN Committee has considered the independence of Mercer and has not identified any conflicts of interests regarding their services or employees.

Role of CEO and CHRO

The CEO and CHRO support the CGCN Committee in its compensation work. The CEO and CHRO make recommendations to the CGCN Committee on NEO and top executive officer compensation, and the CHRO supports the CGCN Committee in developing recommendations to the Board on CEO compensation. The CHRO also makes recommendations and provides information to, and answers questions from, the CGCN Committee as it fulfills its responsibilities regarding executive compensation. None of the Company’s NEOs make recommendations directly to the CGCN Committee regarding their own compensation.

Components of Compensation & Key Decisions for Fiscal Year 2023

Summary of Compensation Elements

The Company’s compensation program applies to all employees. However, the component mix varies by role within the Company, and may consist of components of the following:

	Pay Element		Description & Objective
Fixed	Annual	Base Salary	• Fixed component of executive pay, used to determine other elements of compensation and benefits • Provides predictable compensation for day-to-day services
Performance-Based	Annual	Short-Term Incentives
•
Annual cash bonus awarded based on the achievement of defined financial and non-financial annual objectives
•
Varies depending on the level of actual performance to incentivize the achievement of short-term objectives

	Long-Term	Stock Options
•
Provided annually and intended to align recipient with shareholder value creation, as well as to drive retention of key employees
•
No value to recipient unless shareholder value created from time of grant

Share-based Awards including PSUs and RSUs
•
Provided annually to align recipient with shareholder value creation, incentivize achievement of defined long-term objectives, and to drive retention of key employees
•
Previously granted performance share units (“PSUs”) cliff vest on the third anniversary of grant based on continued service and achievement relative to defined objectives
•
Fiscal 2022 and Fiscal 2023 PSUs include objectives tied to “Relative Total Shareholder Return” (TSR) and AEBITDA (More Details: Long Term Incentive”)
•
Restricted stock units (“RSUs”) vest equally over three years from the date of grant based on continued service

Other	Annual	Benefits	• Provided annually as a fixed component of executive benefits

Pay Element	Description & Objective

•
Benefit coverage offered includes group health care, dental, vision, health spending account, Flexible Spending Account (FSA), life insurance, accidental death and dismemberment insurance, and short and long term disability coverage. Coverage varies by the country in which the employee resides.
•
Eligible to participate in our current 401(k) or Canadian Group Retirement Savings Plan
•
Annual product allowance
•
Certain NEOs are entitled to a perquisite for travel pursuant to their employment agreements
•
Certain NEOs may be entitled to a lump sum in a deferred retirement plan pursuant to their employment agreements

*Adjusted EBITDA is calculated as the reported net loss, adjusted to exclude income tax recovery (expense); other income (expense), net; loss on equity method investments; share-based compensation expense; depreciation and amortization expense; asset impairment and restructuring costs; and charges related to the flow-through of inventory step-up on business combinations, and further adjusted to remove acquisition-related costs.

A significant portion of our NEOs’ compensation is variable and linked to performance against short-term financial and individual objectives, as well as Share price performance and long-term financial objectives. The following charts illustrate our CEO’s Fiscal 2023 target total direct compensation (“TDC”) mix.

FY23 CEO TARGET TDC MIX

Base Pay
16%
STI
20%
PSU
32%
Options
32%

Base Salary

Base salary forms the basis for attracting talent and remaining competitive with the market. Base salary is set by the Company based on market rates for similar positions and each executive’s expected contribution and past performance. For all NEOs with exception for the CEO, the CEO and the CHRO develop salary recommendations based on: (i) approved benchmarking provided by the Company’s independent compensation consultant (Mercer); and (ii) market survey data. CEO base salary recommendations to the Board are prepared by the CGCN Committee and are based on approved benchmarking data. All base salaries for senior executives are reviewed and approved by the Board. The following table illustrates base salary details for our NEOs.

Individual	Fiscal 2022 Annual Base Salary	Fiscal 2023 Annual Base Salary	% Change
David Klein	$975,000	$975,000	0%
Judy Hong	$283,744	$395,000(1)	39.2%
Christelle Gedeon	N/A	$366,854(2)	N/A
Julious Grant	$509,750	$531,000(3)	4.16%
(1)
On March 31, 2022, the Company announced the appointment of Ms. Hong as the Company’s permanent CFO.
(2)
Christelle Gedeon was hired on August 1, 2022 at C$485,000.
(3)
Julious Grant’s engagement with the Company was terminated effective December 16, 2022.

Short-Term Incentives

All NEOs who were employed by the Company at the end of Fiscal 2023, participated in the Company’s short-term incentive plan (the “STIP”) which provides an annual cash incentive based on performance relative to defined financial and individual objectives. The STIP is a leveraged bonus design, where executives may earn between 0% and 200% of the target bonus opportunity (“target”), which is defined as a percentage of base salary for each executive.

Plan Design

For our NEOs, the STIP is linked to a combination of corporate financial and individual objectives and is structured as follows:

Base Salary ($)	X	STIP Target (% of salary)	X	Performance Score (0 - 200%)	=	STIP Payout ($)

Fiscal 2023 Target Award Levels

Under the STIP pursuant to their respective employment agreements, each NEO has a target award expressed as a percentage of base salary. They may receive no payout for performance at or below threshold level, and a maximum payout of 200% of target for performance at or above maximum objectives. The threshold, target, and maximum awards for our NEOs are as follows:

Individual	Below Threshold (% of salary)	Target (% of salary)	Maximum (% of salary)
David Klein | CEO	0%	125%	250%
Judy Hong | CFO	0%	75%	150%
Christelle Gedeon | CLO	0%	75%	150%
Julious Grant | Former CCO	0%	75%	150%

Fiscal 2023 STIP Performance Criteria & Results

Per the Company’s STIP initially adopted by the Board for Fiscal 2021, the performance of the Company’s executive leadership team, including the NEOs, was assessed based on predetermined criteria that were established and approved by the Board at the beginning of the fiscal year. For Fiscal 2023, all NEOs were assessed against corporate financial and individual objectives approved by the Board. These objectives were weighted as outlined in the below table.

In Fiscal 2022, the Company did not achieve the threshold performance levels on its financial metrics. As such, the Board provided a nil payout for executives, including the CEO. The CGCN Committee affirmed that while the executive leadership team performed well in progressing the Company’s revised strategy and reorientation towards a path of reduced financial losses and sustained success, corporate financial results did not meet the expectations set at the beginning of the year.

For Fiscal 2023, based on the Company’s performance against the financial metrics set forth in the 2023 STIP, the key employees and member of the executive management committee (“EMC”), including the NEOs, would have been paid out at 23% of target. However, the CGCN Committee and Board engaged in extensive discussions regarding the achieved results, including unforeseen business conditions impacting the original targets as well as uncertainty within the cannabis sector, and considered retention concerns across the NEO and broader employee population. For Fiscal 2023, the Board, based on the recommendation of the CGCN Committee, awarded a discretionary bonus based on adjusted performance metrics in recognition of the significant progress the Company had made towards reducing the financial losses, the divestiture of significant assets of the business including several facilities and the Company’s retail operation, transforming the business to an asset light model, and the creation of Canopy USA. In determining the quantum, the Board equally considered retention of key employees and the EMC members, in view of the lack of bonus awarded in the prior fiscal year, ensuring continuity of ongoing operations during this time of significant change within the business. While the final achievement below represents an increase over what would have been achieved based on the original target performance metrics, they remain significantly below the full target incentive values for active NEOs and EMC members. Based on the described consideration, the Board awarded a final achievement payout of 56.4% of annual target.

Fiscal 2023	Canopy Growth Adjusted EBITDA(1)	Canopy Growth Revenue	Free Cash Flow(2)	Individual	Total
Objective Weighting	35%	35%	20%	10%	100%
Achievement Against Applicable Metric Based on Adjusted Financial Performance Metrics	56.3%	0%	83.7%	200%	-
Weight X Achievement	19.70%	0%	16.74%	20%	56.44%

(1) Adjusted EBITDA is calculated as the reported net loss, adjusted to exclude income tax recovery (expense); other income (expense), net; loss on equity method investments; share-based compensation expense; depreciation and amortization expense; asset impairment and restructuring costs; and charges related to the flow-through of inventory step-up on business combinations, and further adjusted to remove acquisition-related costs.

(2) Free cash flow is calculated as net cash provided by (used in) operating activities less purchases of and deposits on property, plant and equipment.

Fiscal 2023 STIP Payouts

For Fiscal 2023, the Board approved the following cash bonuses to the NEOs based on actual performance relative to the defined STIP objectives:

Individual	Target (% of salary)	Payout Factor (% of target)	Bonus Payout (USD) (3)
David Klein | CEO	125%	56.4%	$687,711(3)
Judy Hong | CFO	75%	56.4%	$167,167(3)
Christelle Gedeon | CLO	75%	56.4%	$103,362 (1)(3)
Julious Grant | Former CCO	75%	N/A	$131,015 (2)(3)
(1)
Dr. Gedeon’s short-term incentive is pro-rated from her hire date of August 1, 2022 will be paid in C$ at $136,649.
(2)
Mr. Grant’s engagement with the Company was terminated effective December 16, 2022 and Mr. Grant is to receive a pro-rated short-term incentive payout in accordance with his termination agreement.
(3)
Fiscal 2023, STI payments are expected to be paid by June 30, 2023.

New for Fiscal 2024 STIP Design

For Fiscal 2024, the Board, based on the recommendation of the CGCN Committee, determined to retain the broad structure of the STIP design used in Fiscal 2023, with slight modifications to align the relative weighting of the quantitative and qualitative objectives with market practice. The financial performance will be weighted at 45%, based on Adjusted EBITDA and 25% based on Revenue. The qualitative performance component will be weighted at 30% of the total, which is consistent with peer practices and places more emphasis on measurement of key business objectives.

Long Term Incentives

Summary of Principal Terms of Long-Term Incentive Plan (“LTIP”) Instruments

The table below summarizes the principal terms of our stock options (“Options”), PSUs and RSUs.

	Share-Based Awards		Options
	PSUs	RSUs
Purpose
•
PSUs represent compensation to incentivize executives to achieve long-term objectives of the Company, as well as to align executives’ interests with those of Shareholders
•
PSUs are considered “at risk” as the ultimate value vested depends on Share price and the level of execution and
• RSUs represent compensation to incentivize executives to achieve long-term objectives of the Company, to retain executives, as well as to align executives’ interests with those of Shareholders
•
Options represent compensation that is intended to align executives’ interests with those of Shareholders by providing executives with the opportunity to become Shareholders
•
These are considered entirely “at risk” because the value of Options rises (and may fall) in conjunction with the market price of Shares

	Share-Based Awards		Options
	PSUs	RSUs
	completion of predetermined performance targets		where the change in Share prices is deemed an indirect measure of overall performance by the Company and the execution on key performance metrics by the Company’s employees and executives.
Form of Award	• PSUs represent notional Shares, the value of which track the value of the Shares on the TSX	• RSUs represent notional Shares that track the value of the Shares on the TSX	A holder of vested Options may acquire Shares at the exercise price established on the date of grant of such Options which is equal to the closing price of the Shares on the TSX on the date of grant
Vesting
•
PSUs vest on the 3rd anniversary of the date of grant based on continual employment and the achievement of predetermined performance targets, effective upon the Board’s approval of the financial statements for the financial year immediately preceding the vesting date
		• RSUs vest on the 1st, 2nd, and 3rd anniversaries of the date of the grant, with one third of the number of granted RSUs vesting on each date	• Options vest on the 1st, 2nd, and 3rd anniversaries of the date of the grant, with one third of the number of granted Options vesting on each date
Settlement	• PSUs will, at the Board’s discretion, be settled in either cash, in Shares purchased from the open market, or in Shares issued from treasury	• RSUs will, at the Board’s discretion, be settled in either cash, in Shares purchased from the open market, or in Shares issued from treasury
•
The value of a vested Option is the difference between its exercise price and the closing price of the Shares on the TSX on the date prior to the date of exercise
•
All Options are settled in Shares issued from treasury

Fiscal 2023 LTIP Design

All EMC members, including NEOs, who were employed by the Company at the start of Fiscal 2023, participated in the Company’s LTIP. Initially adopted by the Board for Fiscal 2021, the Company’s executive leadership team, including the NEOs, receive annual long-term incentive (“LTI”) grants composed of 50% Options and 50% PSUs. The vesting of PSUs was based on: (i) Relative Total Shareholder return (“Relative TSR”) (50% weight) against a custom group of cannabis industry peers approved by the Board; and (ii) Adjusted EBITDA performance (50% weight) against predetermined targets established at the beginning of the fiscal year, as recommended by the CGCN Committee and approved by the Board.

PSUs provide compensation that is conditional on the achievement of pre-determined, multi-year performance criteria. The number of PSUs that vest is moderated higher or lower based on performance related to (i) Canopy Growth’s Relative TSR versus a custom cannabis industry peer group and (ii) absolute Adjusted EBITDA objectives.

For each of the Relative TSR and Adjusted EBITDA metric, performance is measured using an “umbrella” approach, whereby both annual performance (20% weighting per year) and three-year cumulative performance (40% weighting) are measured independently to determine overall PSU vesting at the end of the three-year performance period.

The following table sets forth the cannabis industry peers against which Canopy Growth’s TSR is measured for the purposes of the Fiscal 2022 and Fiscal 2023 LTIP. Also outlined below is the assessment framework used to measure Relative TSR performance.

Relative TSR Peers	Percentile vs. Relative TSR Peers	Performance Multiplier (1)
Curaleaf Holdings	Greater than or equal to the 75th percentile	1.5x
Green Thumb Industries
Tilray
Cronos Group	50th percentile	1x
Sundial Growers
Aurora Cannabis	Less than or equal to the 25th percentile	0.5x
OrganiGram Holdings
HEXO	(1) Interpolated on a linear basis in between
Charlotte’s Web Holdings
The Valens Company

Fiscal 2023 | Annual Long Term Incentive Award Grant Issuance

The NEOs received the following grants in respect of their annual LTI on June 14, 2022:

Individual	Option (#)	Share-Based Awards (#)
David Klein | CEO	997,876	498,938
Judy Hong | CFO	303,201	151,600
Christelle Gedeon | CLO (1)	N/A	N/A
Julious Grant | Former CCO	407,594	203,797
(1)
Dr. Gedeon was hired on August 1, 2022 and did not participate in the award grant on June 14, 2022.

Each of the Options granted has a six-year term, subject to earlier termination upon the occurrence of certain events related to termination of employment, as specified in the form of option agreement pursuant to which the Options were granted (the “Option Grant Agreement”). One-third of the Options become exercisable on each of the first, second and third anniversaries of the date of grant, subject to the terms of the Option Grant Agreement. The Options will continue to vest upon the Retirement (as that term is defined in the Option Grant Agreement) of the recipient at any time after December 14, 2022 and prior to June 14, 2025, and will vest 30 days after the recipient’s service with Canopy Growth terminates due to the recipient’s death or Disability (as that term is defined in the Option Grant Agreement). The exercise price of each Option is C$4.84 (US$3.74 converted at Bloomberg spot rate for June 14, 2022), which is equal to the closing price of the Shares on the TSX on June 14, 2022.

The Share-based Awards detailed above were granted in the form of PSUs. The number of PSUs granted represents 100% of the target number of PSUs. The minimum PSU award is equal to 50% of the target number of PSUs, and the maximum PSU award is 150% of the target number of PSUs. The number of PSUs which will vest at the end of the three-year period will be based on two metrics: (i) Relative TSR and, (ii) Adjusted EBITDA, with each weighted at 50%. The performance periods for each metric will consist of three one-year periods (fiscal year 2023, fiscal year 2024 and fiscal year 2025) and a three-year cumulative period beginning on April 1, 2022 and ending on March 31, 2025, each measured independently of one another. The PSUs will cliff vest after three years from the date of grant and the number of units vesting will vary based on performance over the defined performance periods relative to Board-approved performance targets.

The terms and conditions of vesting are detailed under “Fiscal 2023 PSU Metric Details and Certification Results”. Unvested PSUs are subject to forfeiture upon the occurrence of certain events related to termination of employment, as specified in the form of agreement pursuant to which the PSUs were granted (the “PSU Grant Agreement”). A participant may vest in their right to receive the applicable number of PSUs if the participant remains in continuous employment with the Company or any of its subsidiaries until June 14, 2025. In the event a U.S. resident recipient of PSUs retires (as the term “Retirement” is defined in the PSU Grant Agreement) at any time after December 14, 2022 and prior to June 14, 2025, vested awards are payable on a pro rata basis (as set forth in the PSU Grant Agreement applicable to U.S. residents). For U.S. residents, PSUs will vest 30 days after the recipient’s service with Canopy Growth terminates due to the recipient’s death or Disability (as that term is defined in the PSU Grant Agreements applicable to U.S. residents), subject to the terms of the PSU Grant Agreements applicable to U.S. residents.

Fiscal 2023 PSU Metric Details and Certification Results

Based on the Company’s performance in Fiscal 2023, the CGCN Committee recommended the Board certify the following achievement factor:

•
50% for the Adjusted EBITDA targets set forth during the Fiscal 2022 PSU grant
•
50% for the Adjusted EBITDA targets set forth during the Fiscal 2023 PSU grant
•
50% for the Total Shareholder Return targets for both the Fiscal 2022 and Fiscal 2023 PSU grants

Total Shareholder Return		Adjusted EBITDA
Targets	TSR Return Since 03/31/22	Adjusted EBITDA (‘000s of CDN)	Fiscal 2023 Results
Canopy Growth	-76%	Adjusted EBITDA	(349,669)
Objective	Multiplier	Fiscal 2022 PSU Targets
>75 Percentile	1.5X	Threshold	(45,000)
50 Percentile	1X	Target	50,000
<25 Percentile	.5X	Maximum	145,000
Canopy Growth Percentile	25th	FY22 Grant Achievement	50%
Achievement Factor	50%	Fiscal 2023 PSU Targets
Objective	Multiplier	Threshold	(350,000)
		Target	(275,000)
		Maximum	(198,000)
		Fiscal 2023 Grant Achievement	50%

November 22, 2022 | One-Time Option Award Grant Issuance

Canopy Growth announced our launch into the U.S. cannabis market in October 2022 through the creation of Canopy USA. The Company also recently made changes to our EMC to streamline our leadership team. Given the increased workload from the smaller management team, and to retain our key executives, the CGCN Committee decided to grant a one-time retention award of stock options to EMC members on November 22, 2022 in the following amounts:

Individual	Number of Options
David Klein | CEO	374,249
Judy Hong | CFO	374,249
Christelle Gedeon | CLO	49,900
Julious Grant | Former CCO	N/A

Each of the Options granted above has a six-year term, subject to earlier termination upon the occurrence of certain events related to termination of employment, as specified in the applicable Option Grant Agreement. One-third of these Options become exercisable on each of the first, second and third anniversaries of the date of grant, subject to the terms of the Option Grant Agreement. The Options will continue to vest upon the Retirement (as that term is defined in the Option Grant Agreement) of the recipient at any time after May 22, 2023 and prior to November 22, 2025, and will vest 30 days after the recipient’s service with Canopy Growth terminates due to the recipient’s death or Disability (as that term is defined in the Option Grant Agreement). The exercise price of each such Option is C$5.39 (US$4.03) Converted using Bloomberg rate for November 22, 2022 0.7477, which is equal to the closing price of the Shares on the TSX on November 22, 2022.

New for Fiscal 2024 | Long Term Incentive Award Plan Design

For Fiscal 2024, the Board, based on the recommendation of the CCGN Committee, have decided to maintain the same grant percentages for EMC members (salary X accrual %), while modifying the equity mix, relying primarily on RSUs and stock options. This modification will better align with market practice amongst its peers and be reflected in our LTIP design for Fiscal 2024.

Individual	Total LTI Accrual (% of salary)	RSU (% of salary)	Stock Option (% of salary)
David Klein | CEO	400%	100%	300%
Judy Hong | CFO	300%	150%	150%
Christelle Gedeon | CLO	200%	100%	100%
Julious Grant | Former CCO (1)	N/A	N/A	N/A
(1)
Mr. Grant’s engagement with the Company ceased on December 16, 2022. Accordingly, he is ineligible to participate in the Fiscal 2024 LTIP.

Peer Groups and Compensation Benchmarking

With the engagement of our new executive compensation consultant Mercer, the CGCN Committee re-evaluated Canopy Growth’s publicly-traded peer group. We believe this new peer group better reflects the current reality of Canopy Growth and the cannabis industry and the companies we compete with for talent.

On the recommendation of the CGCN Committee, the Board has approved the use of two distinct groups of publicly-traded peers to inform the setting of target total direct compensation levels for NEOs in Fiscal 2023.

•
The first group includes similarly-sized Canadian consumer-focused industry comparators, including cannabis companies, while the second group includes similarly-sized U.S. CPG and also includes companies in the cannabis industry. These groups include organizations that the Company would potentially compete with for talent. The criterion used to select the peer group are as follows:
•
Publicly traded company
•
Market capitalization between approximately 1/3 and 3 times that of the Company at the time of the review in early Fiscal 2023 (with the Company positioned at or near median), and
•
Operating within the consumer discretionary, consumer staples or pharmaceuticals industries

The peers selected for benchmarking executive compensation are:

Company Name	Cannabis	Peer Group	Global Industry Classification Sub-Industry
Canada Goose Holdings Inc.		CAN	Apparel, Accessories and Luxury Goods
Pet Valu Holdings Ltd.		CAN	Specialty Stores
Jamieson Wellness Inc.		CAN	Personal Products
SNDL Inc.	●	CAN	Pharmaceuticals
Village Farms International, Inc.	●	CAN	Agricultural Products - produce cannabis
Andrew Peller Limited		CAN	Distillers and Vintners
High Tide Inc.	●	CAN	Pharmaceuticals
Goodfood Market Corp.		CAN	Internet and Direct Marketing Retail
Aurora Cannabis Inc.	●	CAN	Pharmaceuticals
Tilray Brands, Inc.	●	US	Pharmaceuticals
WW International, Inc.		US	Specialized Consumer Services
Green Thumb Industries Inc.	●	US	Pharmaceuticals
SunOpta Inc.		US	Packaged Foods and Meats
MGP Ingredients, Inc.		US	Distillers and Vintners
Amphastar Pharmaceuticals, Inc.		US	Pharmaceuticals

Nature’s Sunshine Products, Inc.		US	Personal Care Products
Beyond Meat, Inc.		US	Packaged Foods and Meats
Ascend Wellness Holdings, Inc.	●	US	Personal Care Products
ANI Pharmaceuticals, Inc.		US	Pharmaceuticals
Thorne HealthTech, Inc.		US	Personal Care Products

In addition to its review of peer group executive compensation data, the CGCN Committee uses executive compensation survey data to supplement its review, and when insufficient peer group data is available for specific executive positions or as another means of performing a market check on executive compensation levels and practices. This information assists the CGCN Committee in making well-informed decisions regarding executive compensation matters.

Executive Compensation Risk Management

The Board considers and assesses, as necessary, the implications of risks associated with the Company’s compensation policies and practices and devotes such time and resources as it believes are appropriate given the Company’s current stage of development. The Company’s practice during Fiscal 2023 of compensating its senior executives through a mix of base salary, short-term incentives and long-term incentives, provided under the Company’s Amended and Restated Omnibus Incentive Plan (the “Omnibus Incentive Plan”), is designed to mitigate risk by: (i) ensuring that the Company retains such executives; and (ii) aligning the interests of its executives with the short-term and long-term objectives of the Company and its Shareholders. The CGCN Committee monitors the Company’s compensation practices and policies at least annually and more often as may be required to deal with issues that arise between annual reviews. During Fiscal 2023, the Board did not identify any significant risks arising from the Company’s compensation policies and practices that the Board believed were reasonably likely to have a material adverse effect on the Company.

The table below outlines key elements of the Company’s compensation risk management framework:

Risk Mitigating Compensation Practices
• Conduct an annual review of the Company’s compensation practices to ensure that the Company compensates its key employees appropriately to retain executives with critical skills.
•
Deliver a significant majority of each executive’s compensation through “at-risk” instruments that create a clear link between pay and performance, align executive interests with those of Shareholders and help incentivize executives to drive Shareholder value.

•
Defer a significant portion of each executive’s compensation through the application of multi-year time vesting conditions on long-term incentive equity awards. Options and RSUs vest over three years and PSUs cliff vest at the end of three years.

• Cap annual short-term incentive payouts to discourage excessive risk-taking.
• Adopt guidelines regarding share ownership for the CEO and other NEOs set at 5 times annual base salary for the CEO and at 3 times annual base salary for the rest of the NEOs.
•
Have trading guidelines that restrict executives and directors from entering into transactions that have the direct or indirect effect of offsetting (hedging) the economic benefits of owning Company securities.

• Hold an annual say-on-pay advisory vote which provides Shareholders with a mechanism to share their views on the Company’s executive pay practices.
• Receive independent, third-party advice directly from an external compensation consultant.
•
Maintain a clawback policy, outlined in the Omnibus Incentive Plan, whereby the Board may require the reimbursement, reduction or cancellation of an award for (i) failing to comply with any obligation to the Company, (ii) termination for cause, (iii) conduct that causes material financial or reputational harm to the Company or its affiliates, (iv) willful misconduct, gross negligence or fraud or (v) restatement of its financial statements resulting in negative impacts to the Company’s financial results. In addition, the Board recently adopted a standalone Clawback Policy that provides for the recoupment of certain executive compensation in the event of an accounting restatement resulting from material noncompliance with financial reporting requirements under U.S. federal securities laws.

Results of Fiscal 2022 Say-On-Pay Vote

Canopy Growth’s compensation program for its executive management team is designed to drive Shareholder value and to effectively attract and retain talent. Each year, we conduct a Shareholder advisory vote to approve the compensation of our NEOs as disclosed in our proxy statement for our annual meeting of shareholders (a “say-on-pay” vote). At our 2022 annual general and special meeting of shareholders, our Shareholders approved our NEO compensation at that time, with approximately 94.92% of the vote being cast in favor of approval. Given these results, the CGCN Committee has decided to retain our overall approach to executive compensation while continuing to evaluate our practices frequently, including in response to future say-on-pay votes. The CGCN Committee continues to monitor further stakeholder feedback, Company performance, and market developments for potential further improvements to the Company’s compensation structure for executive officers. The Company expects to have its next “say-on-pay” vote at its 2023 annual meeting of shareholders (the “2023 Annual Meeting”).

Performance Graph

The following performance graph illustrates the Company’s cumulative Shareholder return assuming reinvestment of dividends, by comparing a C$100 investment in the Shares beginning April 1, 2018 to the return on the S&P/TSX Composite Index, as well as the S&P/TSX Cannabis Index and the Horizons Marijuana Life Sciences Index ETF.

	March 31, 2018	March 31, 2019	March 31, 2020	March 31, 2021	March 31, 2022	March 31, 2023
Canopy Growth Corporation	C$100.00	C$171.78	C$60.78	C$119.90	C$28.16	C$7.04
S&P/TSX Composite Index	C$100.00	C$108.11	C$92.76	C$133.79	C$160.81	C$152.49
S&P/TSX Cannabis Index	-	-	C$56.86	C$106.90	C$35.83	C$11.26
Horizons Marijuana Life Sciences Index ETF	$100.00	$126.72	$35.23	$71.81	$33.88	$15.44

As illustrated by the performance graph above, Canopy Share price outperformed the S&P/TSX Composite Index through the end of the fiscal year ending March 31, 2019, driven by the prospects of a burgeoning Canadian cannabis industry post legalization. In Fiscal 2021, the Share price performance began to decline because of considerable volatility in the cannabis sector resulting from a multitude of factors including poor supply discipline along the cannabis supply chain resulting in ballooning inventories despite facility rationalization amongst the larger licensed producers in Canada(1) and in 2022, rising energy costs contributed to increased operating costs depressing margins. Relative stock underperformance was even more pronounced given that prices of commodities have been elevated and rising since Fiscal 2021, supporting the S&P TSX performance causing a significant shift in investor sentiment on growth stocks like cannabis.

While our Share price has been volatile due in part to the evolving state of the cannabis industry, our executive compensation remains competitive as we aim to attract and retain an experienced executive team whose compensation is tied to a variety of metrics including long-term profit improvement and Share price appreciation. Executive compensation for Fiscal 2023 remains aligned with financial performance and the Shareholder experience to the end of Fiscal 2023, evidenced by a significant decrease in realizable equity compensation held by executives. For further discussion on this point, please refer above to “Fiscal 2023 STIP Payouts” and “Fiscal 2023 PSU Metric Details and Certification of Results”.

(1) Canada’s unsolved inventory ballooned to an all time high of 1.5 billion grams at the end of 2022 (https://mjbizdaily.com/canadas-unsold-cannabis-inventory-balloons-to-1-5-billion-grams/); (https://mjbizdaily.com/canadian-wholesale-cannabis-prices-fall-more-more-than-40-percent-in-2022/)

COMPENSATION COMMITTEE REPORT

The members of the CGCN Committee have reviewed and discussed the contents of the CD&A with management. Based on such review and discussion with management, and subject to the limitations on the role and responsibility of the CGCN Committee, the CGCN Committee recommended to the Board that the CD&A be included in the Company’s Comprehensive Form 10-K and in the proxy statement issued in connection with the 2023 Annual Meeting.

Respectfully submitted by the members of the CGCN Committee

Theresa Yanofsky (Chair)

Robert L. Hanson

David Lazzarato

James A. Sabia

The foregoing Compensation Committee Report shall not be deemed to be “soliciting material,” deemed “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act. Notwithstanding anything to the contrary set forth in any of the Company’s filings under the Securities Act, or the Exchange Act that might incorporate by reference past or future filings, including this Comprehensive Form 10-K, in whole or in part, the foregoing Compensation Committee Report shall not be incorporated by reference into any such filings.

EXECUTIVE COMPENSATION

Currency Conversion

Certain of the NEO’s employment agreements specify payments in U.S. dollars, while others specify payments in Canadian dollars. Where payments are made in Canadian dollars throughout this section, we have converted Canadian dollars to U.S. dollars using the Bloomberg average exchange rates for the relevant 12-month period as specified in the bullets below. Share-based currency conversion calculations are represented as of the applicable award date using the Bloomberg exchange rate for the date of the award.

•
Fiscal 2023 of C$1.00 to US$0.7564 for the 12-month period ended March 31, 2023;
•
Fiscal 2022 of C$1.00 to US$0.7976 for the 12-month period ended March 31, 2022; and
•
Fiscal 2021 of C$1.00 to US$0.7575 for the 12-month period ended March 31, 2021.

Summary Compensation Table

The following table sets forth the compensation for Fiscal 2021, Fiscal 2022 and Fiscal 2023 awarded to, earned by, or paid to the NEOs.

Name and principal position	Fiscal Year	Salary	Bonus(9)	Stock awards(1)	Option awards(1)	Non-equity incentive plan compensation(9)	All other compensation	Total
David Klein, CEO	2023	975,000	687,711	1,645,450	3,056,810		94,550(2)	6,459,521
	2022	975,000	-	1,547,706	1,919,484	-	99,700(2)	4,541,890
	2021	975,000	-	-	-	1,716,428	102,260	2,793,688
Judy Hong, CFO(3)	2023	391,221	167,167	499,962	1,583,184		-	2,641,533
	2022	283,744	100,000(4)	75,414	375,550	-	-	834,708
Christelle Gedeon, CLO(5)	2023	232,812	157,444(6)	357,668	554,908		-	1,302,831
	2022	-	-	-	-	-	-	-
	2021	-	-	-	-	-	-	-
Julious Grant, Former COO(7)	2023	395,250		672,103(7)	864,636(7)	-	1,142,067(8)	3,074,056
	2022	509,750	-	698,002	865,672	-	-	2,073,424
	2021	325,000	75,000	744,586	1,715,452	286,071	-	3,146,109

Notes:

(1) The amounts in this column represent the aggregate grant date fair value of the relevant award(s) presented, as determined in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation.” See note 21 of the consolidated financial statements included in the Company’s Comprehensive Form 10-K for the fiscal year ended March 31,2023 regarding assumptions underlying valuation of equity awards.

(2) Consists of C$125,000 in annual perquisite allowance to be spent at Mr. Klein’s discretion.

(3) Ms. Hong was appointed as interim CFO on November 19, 2021 and CFO on April 1, 2022.

(4) Consists of US$100,000 paid to Ms. Hong as an additional incentive bonus payment for serving as interim CFO.

(5) Dr. Gedeon was appointed as CLO on August 1, 2022, and her compensation relates to the portion of Fiscal 2023 during which she was employed with the Company.

(6) Consists of C$65,000 (US$49,166) plus C$6,500 (US$4,917) associated vacation pay for a one-time signing bonus, plus pro-rated discretionary short-term incentive payout C$136,649 (US$103,361).

(7) Mr. Grant was terminated as COO effective December 16, 2022. All Options and other stock awards granted to Mr. Grant in Fiscal 2023 were forfeited upon his termination, but the grant date fair value has been included in the above compensation table.

(8) Consists of severance benefits paid to Mr. Grant, including US$796,500 (representing 18 times the Grant Monthly Fee (as defined below)), US$214,553 (representing 1.5x the average amounts paid as STIP during Fiscal 2021 and Fiscal 2022), and US$131,014 (representing the pro-rated STIP for Fiscal 2023).

(9) Fiscal 2023 short-term incentive payments are included in the bonus section given discretion was applied to adjust the certain performance metrics in the STIP. See above “Short-Term Incentives – Fiscal 2023 STIP Performance Criteria & Results in this Item 11. These amounts are expected to be paid by June 30, 2023.

Grants of Plan-Based Awards in Fiscal 2023

The following table sets forth the grants of plan-based awards made in Fiscal 2023. Non-equity incentive plan awards listed below were made pursuant to the terms of the respective NEO’s employment agreement. All equity incentive plan awards were made pursuant to the terms of the respective NEO’s employment agreement and the Omnibus Incentive Plan. With respect to all other grants in the table below, the grant date was the same date as the Board or the CGCN Committee took action to make such grants.

Name	Date	Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards			All other stock awards: Number of shares of stock or units(#)	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards(1)
		Threshold ($)	Target ($)	Max ($)	Threshold (#)	Target (#)	Max (#)
David Klein	14-Jun-22	-	-	-	249,469	498,938	748,407
	14-Jun-22	-	-	-	-	-	-		997,876	$3.74	$2,116,812
	22-Nov-22	-	-	-					374,249	$4.02	$939,998
Judy Hong	14-Jun-22		-	-	75,800	151,600	227,400
	14-Jun-22	-	-	-	-	-	-		303,201	$3.74	$643,186
	22-Nov-22	-	-	-	-	-	-		374,249	$4.02	$939,998
Christelle Gedeon	10-Aug-22		-	-	54,226	108,453	162,680
	17-Aug-22	-	-	-	-	-	-		262,162	$2.89	$429,574
	22-Nov-22	-	-	-					49,900	$4.02	$125,333
Julious Grant (2)	14-Jun-22		-	-	101,898	203,797	305,696
	14-Jun-22	-	-	-	-	-	-		407,594	$3.74	$864,636

Notes:

(1) The amounts in this column represent the aggregate grant date fair value of the relevant award(s) presented, as determined in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation.” See note 21 of the consolidated financial statements included in this Comprehensive Form 10-K, regarding assumptions underlying valuation of equity awards.

(2) All equity awards issued in Fiscal 2023 to Julious Grant were forfeited upon his termination on December 16, 2022.

Employment Agreements

David Klein

Mr. Klein serves as CEO of the Company pursuant to an employment agreement between Mr. Klein and the Company dated December 8, 2019, as amended on June 8, 2021 and June 14, 2022 (the “Klein Agreement”). As CEO, Mr. Klein reports to the Board and is entitled to a base salary of US$975,000 (or approximately C$1,222,400) per year, subject to review by the Board on an annual basis, and an annual perquisite allowance of C$125,000 (or approximately US$99,700).

Mr. Klein is eligible for a short-term annual incentive performance bonus of 125% of base salary (the “Klein Target Amount”), with a payout range of up to two times the Klein Target Amount based upon the achievement of certain mutually developed financial, operational, strategic and individual performance objectives approved by the Board. Pursuant to the Klein Agreement, for Fiscal 2023, Mr. Klein was paid US$687,711 in bonus based on a discretionary performance payout to the defined Fiscal 2023 STIP objectives.

Mr. Klein is also entitled to participate in the Omnibus Incentive Plan. Pursuant to the Klein Agreement, Mr. Klein is eligible to receive an annual long-term award grant equal to 400% of base salary (using the fair market value of the Shares on the date of grant), which may be comprised of Options, RSUs, PSUs and/or any other form of equity authorized by the Omnibus Incentive Plan. The Board, in its sole discretion, may determine the ratio of the various forms of equity that Mr. Klein is entitled to receive pursuant to the Omnibus Incentive Plan.

Pursuant to the Klein Agreement, Mr. Klein received a grant of Options on December 6, 2019 equal to C$20,000,000 (or approximately US$15,952,000) (using the fair market value of the Options on the date of grant, based on the closing price of the Shares on December 6, 2019) (the “Klein Inducement Grant”). The Company granted to Mr. Klein Options to purchase 1,618,122 Shares at an exercise price of C$24.72 (US$18.65) per Share pursuant to the Klein Inducement Grant.

The Klein Inducement Grant vests on the first, second and third anniversaries of the date of grant, subject to meeting the following conditions: (a) 33.5% of the Options will vest only if during any 90-day period during the term of the Klein Inducement Grant, the average closing Share price on the TSX has appreciated by a minimum of 50% from the date of grant; (b) 33.5% of the Options will vest only if as at the end of any fiscal year during the term of the Klein Inducement Grant, audited annual revenue of C$2.5 billion (or approximately US$2.0 billion) is achieved by the Company for such fiscal year, as confirmed by the auditors of the Company; and (c) 33% of the Options will vest only if as at the end of any fiscal year during the term of the Klein Inducement Grant, a C$100 million (or approximately US$80 million) CAET (as defined below) is achieved by the Company for such fiscal year, as confirmed by the auditors of the Company. The Options granted under the Klein Inducement Grant have a six-year term.

“CAET” means for any fiscal year of the Company, Adjusted EBITDA (as defined below) for such fiscal year further adjusted to remove any individual non-core market with negative Adjusted EBITDA outside of the Company’s core markets, which for greater certainty, for the purposes of the Klein Agreement, are Canada, UK, Spain, Denmark, Chile and Brazil, as long as the negative Adjusted EBITDA is in-line with the Board approved plan for such removed market.

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

Pursuant to the Klein Agreement, upon the creation of a retirement plan by the Company, the Company will contribute C$40,000 (or approximately US$31,900) per annum on Mr. Klein’s behalf to the applicable plan. The Company also agreed to reimburse Mr. Klein up to C$20,000 (or approximately US$15,900) for tax and legal advice in connection with the Klein Agreement.

The Company may terminate the Klein Agreement at any time for reasons other than cause or willful misconduct by providing (a) a lump sum payment equal to two times Mr. Klein’s base salary; (b) two times the average actual amounts paid as a short-term annual incentive performance bonus during the prior two years; (c) any statutory severance pay that may be required pursuant to the Employment Standards Act, 2000 (Ontario) (the “ESA”); (d) the continuation of benefits for a period of two years from the date of termination (it being understood that a payment will be made equal to the premium cost for any such benefits that cannot be continued); (e) the vesting of any outstanding PSUs, at actual performance levels, for all years already certified by the Board or any responsible committee thereof; and (f) any other statutorily prescribed benefit. As a condition to receiving any payments which exceed the statutory entitlements upon termination without cause, Mr. Klein will be required to execute a release in favor of the Company.

The Klein Agreement contains certain non-competition and non-solicitation provisions in favor of the Company for a period of 12 months following the termination of the Klein Agreement.

Judy Hong

In connection with Ms. Hong’s appointment as CFO of the Company, on April 1, 2022, the Company and Ms. Hong entered into an employment agreement dated March 24, 2022 (the “Hong Agreement”).

Pursuant to the Hong Agreement, as CFO, Ms. Hong reports to the CEO of the Company and is entitled to a base salary of US$395,000 (or approximately C$495,200) per year.

Ms. Hong is eligible for a short-term annual incentive performance bonus of 75% of her base salary (the “Hong Target Amount”), with a payout range of up to two times the Hong Target Amount based upon the achievement of certain mutually developed financial, operational, strategic and individual performance objectives approved by the Board.

Ms. Hong is also entitled to participate in the Omnibus Incentive Plan. Pursuant to the Hong Agreement, Ms. Hong is eligible to receive, at least once every fiscal year, a long-term award grant equal to 300% of her base salary (using the fair market value of the Shares on the date of grant), which may be comprised of Options, RSUs, PSUs and/or any other form of award authorized by the Omnibus Incentive Plan. The Board, in its sole discretion, may determine the ratio of the various forms of awards that Ms. Hong is entitled to receive pursuant to the Omnibus Incentive Plan.

Pursuant to the Hong Agreement, Ms. Hong’s employment with the Company is “at will.” If the Company terminates Ms. Hong’s employment without cause, then, provided that Ms. Hong signs and returns to the Company a full and final employment separation, release and waiver of liability, the Company will provide (a) a lump sum payment equal to 18 months’ of Ms. Hong’s base salary, which shall be payable no later than two and a half months following the end of the calendar year in which the termination occurs; (b) a lump sum payment equal to 150% of the average actual annual amounts paid to Ms. Hong as a short-term annual incentive performance bonus during the prior two years, which shall be payable no later than two and a half months following the end of the calendar year in which the termination occurs; (c) any outstanding PSUs will vest at actual performance levels for all years already certified by the Board or any responsible committee thereof; and (d) if Ms. Hong were to elect continuation coverage under the Company’s medical plan pursuant to the Consolidated Omnibus Budget Reconciliation Act (“COBRA”), a reimbursement to Ms. Hong for a portion of the COBRA premium payments as further described in the Hong Agreement. The Company may also terminate Ms. Hong’s employment with cause, without further liability to Ms. Hong.

The Hong Agreement contains certain non-competition and non-solicitation provisions in favor of the Company for a period of 18 months following the termination of the Hong Agreement.

The Hong Agreement was modified for fiscal year 2024 to reflect an annualized salary of US$415,000.

Christelle Gedeon

In connection with Dr. Gedeon’s appointment as Chief Legal Officer (CLO) of the Company, on August 1, 2022, the Company and Dr. Gedeon entered into an employment agreement (the “Gedeon Agreement”).

Pursuant to the Gedeon Agreement, as CLO, Dr. Gedeon reports to the CEO of the Company and is entitled to a base salary of C$485,000 (or approximately US$366,854), and was paid C$65,000 (or approximately US$49,166) as a signing bonus.

Dr. Gedeon is eligible for a short-term annual incentive performance bonus of 75% of her base salary (the “Gedeon Target Amount”), with a payout range of up to two times the Gedeon Target Amount based upon the achievement of certain mutually developed financial, operational, strategic and individual performance objectives approved by the Board.

Dr. Gedeon is also entitled to participate in the Omnibus Incentive Plan. Pursuant to the Gedeon Agreement, Dr. Gedeon is eligible to receive, at least once every fiscal year, a long-term award grant equal to 200% of her base salary (using the fair market value of the Shares on the date of grant), which may be comprised of Options, RSUs, PSUs and/or any other form of award authorized by the Omnibus Incentive Plan. The Board, in its sole discretion, may determine the ratio of the various forms of awards that Dr. Gedeon is entitled to receive pursuant to the Omnibus Incentive Plan.

If the Company terminates Dr. Gedeon’s employment without cause, then, provided that Dr. Gedeon signs and returns to the Company a full and final employment separation, release and waiver of liability, the Company will provide (a) a lump sum payment equal to 18 months’ Dr. Gedeon’s base salary; (b) a lump sum payment equal to 150% of the average actual annual amounts paid to Dr. Gedeon as a short-term annual incentive performance bonus during the prior two years, (c) any outstanding PSUs will vest at actual performance levels for all years already certified by the Board or any responsible committee thereof; and the continuation of any statutorily prescribed benefits for the minimum amount of time prescribed by the provisions of the ESA. The Company may also terminate Dr. Gedeon’s employment with cause, without further liability to Dr. Gedeon.

The Gedeon Agreement contains certain non-competition and non-solicitation provisions in favor of the Company for a period of 18 months following the termination of the Gedeon Agreement.

The Gedeon Agreement was modified for Fiscal 2024 to reflect an annualized salary of C$509,250 (or approximately US$385,196) per year.

Julious Grant

Mr. Grant’s retainer with the Company terminated on December 16, 2022. Mr. Grant served as COO of the Company pursuant to a service delivery agreement between Canopy Growth USA, LLC, a wholly-owned subsidiary of the Company, Mr. Grant and Brand House Group, N.A. Corporation dated October 5, 2020, as amended on October 28, 2020, June 8, 2021 and June 14, 2022 (the “Grant Agreement”). As CCO, Mr. Grant was entitled to a fixed fee of US$44,250 (or approximately C$55,400) per month (the “Grant Monthly Fee”) effective July 1, 2022. On November 30, 2022, the Company terminated the Grant Agreement and Mr. Grant’s service as COO effective December 16, 2022.

Mr. Grant was eligible for a short-term annual incentive performance bonus of 75% of the Grant Monthly Fee received in the previous eligibility period (the “Grant Target Amount”), with a payout range of up to two times the Grant Target Amount based upon the achievement of certain mutually developed financial, operational, strategic and individual performance objectives approved by the Board.

Mr. Grant was also entitled to participate in the Omnibus Incentive Plan. Pursuant to the Grant Agreement, Mr. Grant was eligible to receive an annual long-term award grant equal to 36 times the Grant Monthly Fee (using the fair market value of the Shares on the date of grant), which may be comprised of Options, RSUs, PSUs and/or any other form of award authorized by the Omnibus Incentive Plan. The Board, in its sole discretion, had the ability to determine the ratio of the various forms of awards that Mr. Grant was entitled to receive pursuant to the Omnibus Incentive Plan.

Pursuant to the Grant Agreement, Mr. Grant received a grant of Options December 1, 2020 equal to US$750,000 (or approximately C$940,300) (using the fair market value of the Options on the date of grant, based on the closing price of the Shares on the date of grant) (the “Grant Inducement Grant”). The Company granted to Mr. Grant Options to purchase 105,354 Shares at an exercise price of C$37.32 (US$26.65) per share pursuant to the Grant Inducement Grant.

The Grant Inducement Grant was scheduled to vest on the first, second and third anniversaries of the date of grant subject to meeting the following conditions: (a) 1/3 of the Options vested only if during any 90-day period during the term of the Grant Inducement Grant, the average closing Share price on the TSX was equal to or greater than C$37.08; (b) 1/3 of the Options vested only if as at the end of any fiscal year during the term of the Grant Inducement Grant, audited annual revenue of C$2.5 billion (or approximately US$2.0 billion) was achieved by the Company for such fiscal year, as confirmed by the auditors of the Company; and (c) 1/3 of the Options vested only if as at the end of any fiscal year during the term of the Grant Inducement Grant, a C$100 million (or approximately US$80 million) CAET was achieved by the Company for such fiscal year, as confirmed by the auditors of the Company. The Options granted under the Grant Inducement Grant had a six-year term.

On November 30, 2022, the Company terminated the Grant Agreement and Mr. Grant’s service as COO effective December 16, 2022. Pursuant to the terms of the Grant Agreement, Mr. Grant received the separation benefits specified in Section 5(b) of the Grant Agreement, consisting of US$796,500, (representing 18 times the Grant Monthly Fee), US$214,553, representing one and a half times the average actual amounts paid to Mr. Grant as a short-term annual incentive performance bonus during the prior two years), and US$131,014, representing the pro-rated short-term annual incentive performance bonus for portion of Fiscal 2023 worked by Mr. Grant).

The Grant Agreement contains certain non-competition and non-solicitation provisions in favor of the Company for a period of 18 months following the termination of the Grant Agreement.

Outstanding Equity Awards at March 31, 2023

The following table presents information concerning outstanding Options, RSUs, and PSU awards to each of the NEOs as of March 31, 2023, the Company’s fiscal year end.

Name	Grant Date (1)	Option Awards					Stock Awards
		Number of securities underlying unexercised options - (#) exercisable	Number of securities underlying unexercised options - (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(2)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)(2)
		(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
David Klein	6-Dec-19(3)	539,374	-	1,078,748	18.65	6-Dec-25	-	-	-	-
	14-Jan-20	-	-	-	-	-	4,819	8,639	-	-
	27-Mar-20	183,489	-	-	14.59	27-Mar-26	-	-	-	-
	09-Jun-21	46,496	92,992		25.74	09-Jun-27
	09-Jun-21								62,769	112,524
	14-Jun-22		997,876		3.74	14-Jun-28
	14-Jun-22								498,938	894,430
	22-Nov-22		374,249		4.02	22-Nov-28
Judy Hong	24-Dec-19	34,867	-	-	19.96	24-Dec-25
	27-Mar-20	5,646	-	-	14.59	27-Mar-26
	09-Jun-21	1,361	2,722		25.74	09-Jun-27
	09-Jun-21						2,042	3,661
	03-Dec-21	17,706	35,411		9.99	03-Dec-27
	14-Jun-22		303,201		3.74	14-Jun-28
	14-Jun-22								151,600	271,768
	22-Nov-22		374,249		4.02	22-Nov-28
Christelle Gedeon	10-Aug-22		162,162		2.89	10-Aug-28
	10-Aug-22		100,000		2.89	10-Aug-28
	17-Aug-22								108,453	194,420
	22-Nov-22		49,900		4.02	22-Nov-28
Julious Grant (4)

Notes:

(1) Unless otherwise indicated, with respect to all of the outstanding Options, RSUs and PSUs awarded to the NEOs as of March 31, 2022 one-third of each grant will vest on each of the first three annual anniversaries of the date of the grant, subject to the continued employment of the respective NEO.

(2) The market value of the unvested stock awards is calculated by multiplying the number of unvested Shares held by the applicable NEO by the closing price of the Shares on March 31, 2023, which was US$1.79 (C$2.37).

(3) These Options will vest on the first, second and third anniversaries of the date of grant, subject to meeting the following conditions: (a) 33.5% of the Options will vest only if during any 90-day period during the term of the Klein Inducement Grant, the average closing Share price on the TSX has appreciated by a minimum of 50% from the date of grant; (b) 33.5% of the Options will vest only if as at the end of any fiscal year during the term of the Klein Inducement Grant, audited annual revenue of C$2.5 billion (or approximately US$2.0 billion) is achieved by the Company for such fiscal year, as confirmed by the auditors of the Company; and (c) 33% of the Options will vest only if as at the end of any fiscal year during the term of the Klein Inducement Grant, a C$100 million (or approximately US$80 million) CAET is achieved by the Company for such fiscal year, as confirmed by the auditors of the Company.

(4) The Company terminated the Grant Agreement and Mr. Grant’s service as COO effective December 16, 2022. All of Mr. Grant’s unvested equity awards, including all of his Fiscal 2023 equity awards, were cancelled.

Option Exercises and Stock Vested in Fiscal 2023

The following table presents information concerning Option exercises and Shares acquired upon vesting of RSU awards by each of our NEOs in Fiscal 2023:

	Option awards		Stock awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($) (1)	Number of shares acquired on vesting (#)	Value realized on vesting ($) (2)
David Klein	-	-	200,951(3)	1,143,004
Judy Hong	-	-	2,432(4)	7,740
Christelle Gedeon	-	-	-	-
Julious Grant(2)	-	-	8,779	45,212

Notes:

(1) These amounts reflect the aggregate of the differences between the exercise price of the Option and the market price of a Share at the time of exercise for each stock option exercised by a named executive officer in Fiscal 2023.

(2) These amounts reflect the market price on the vesting date.

(3) Mr. Klein has an additional 30,582 RSU shares that vested effective March 27th, but have not yet been released. Shares included in above chart with a value reflected as the closing price of the Canopy Shares equal to C$2.57 (US$1.88).

(4) Ms. Hong has an additional 1,411 RSU shares that vested effective March 27th, but have not yet been released. Shares included in above chart with a value reflected as the closing price of the Canopy Shares equal to C$2.57 (US$1.88).

(5) The Company terminated the Grant Agreement and Mr. Grant’s service as COO effective December 16, 2022, and, accordingly, all of Mr. Grant’s outstanding equity awards were cancelled.

Potential Payments Upon Termination or Change-in-Control

A narrative description of the individual payments the Company is currently required to make upon termination or a change in control of the Company is described above under “Employment Agreements”.

The following table sets forth the details regarding the estimated payments from the Company to each of the NEOs, assuming termination without cause was effective on March 31, 2023, based on their employment agreements in effect at such time and assuming no change-in-control:

Individual	Cash Payment ($)	Accelerated Awards ($) (5)	Benefits ($) (6)	Total ($)
David Klein | CEO	$3,666,428(1)	$24,325	$28,167	$3,801,254
Judy Hong | CFO	$676,216(2)	N/A	$27,536	$708,674
Christelle Gedeon | CLO	$572,292(3)	N/A		$572,292
Julious Grant | Former CCO(4)	N/A	N/A	N/A	N/A

Notes:

(1)
Upon termination without cause effective March 31, 2023, Mr. Klein would have been entitled to a payment in the amount of $3,666,428, representing two times his base salary plus two times the average actual amounts paid as short-term annual incentive performance bonus during the prior two years.
(2)
Upon termination without cause effective March 31, 2023, Ms. Hong would have been entitled to a payment in the amount of $676,216 representing 18 months base salary plus one and a half times the average actual amounts paid as short-term annual incentive performance bonuses to Ms. Hong during the prior two years.
(3)
Upon termination without cause effective March 31, 2023, Dr. Gedeon would have been entitled to a payment in the amount of $572,292, representing 18 months base salary plus one and a half times the average actual amounts paid as short-term annual incentive performance bonuses to Dr. Gedeon during the prior two years, as well as two weeks of statutorily prescribed vacation time.
(4)
Mr. Grant’s engagement terminated effective December 16, 2022 and his separation benefits are described above under “Employment Agreements – Julious Grant.”
(5)
Upon termination without cause effective March 31, 2023, any unvested PSUs at actual performance levels, for all years already certified by the Board or any responsible committee thereof, held by Mr. Klein, Ms. Hong and Dr. Gedeon immediately vest. The value represented reflect TSX stock price and converted to USD based on Bloomberg exchange rate as of Mar 31, 2023.
(6)
As of March 31, 2023, Mr. Klein, Ms. Hong, and Dr. Gedeon are participants in Canopy Growth’s benefits plan. Upon termination without cause effective March 31, 2023, Mr. Klein’s benefits would continue for a period of two years. Upon termination without cause effective March 31, 2023, if Ms. Hong were to elect continuation coverage under the Company’s medical plan pursuant to the COBRA, a reimbursement to Ms. Hong for a portion of COBRA premium payments would be required. Upon termination without cause effective March 31, 2023, Dr. Gedeon would receive the statutorily prescribed benefits as set forth in the ESA.

Subject to the specific terms of the NEOs’ respective employment agreements, upon a termination of the NEO without cause, Options, RSUs and other Awards will be treated in accordance with the terms of the Omnibus Incentive Plan.

Potential Payments Upon Termination Following a Change in Control

None of the NEOs are entitled to a payment upon a change of control pursuant to the terms of their respective employment agreements. However, pursuant to the terms of Omnibus Incentive Plan, for a period of 24 months following a Change in Control (as defined in the Omnibus Incentive Plan), where a participant’s employment or term of office or engagement is terminated for any reason, other than for Cause (as defined in the Omnibus Incentive Plan): (i) any unvested awards as at the date of such termination shall be deemed to have vested, and any period of restriction shall be deemed to have lapsed, as at the date of such termination and shall become payable as at the date of termination; and (ii) the level of achievement of performance goals for any unvested awards that are deemed to have vested pursuant to (i) above, shall be based on the actual performance achieved at the end of the applicable period immediately prior to the date of termination.

The table below shows the payments that would be made to NEOs upon each of their terminations within 24 months of a Change in Control. With the exception of the “Accelerated Awards ($)” and “Total ($)” columns, all amounts in the table below are the same as in the “Potential Payments Upon Termination” table above and all footnotes to the “Cash Payment ($)” and “Benefits ($)” columns of the “Potential Payments Upon Termination” table above apply equally to the corresponding columns in the table below.

Termination within 24 Months Following Change In Control
Individual	Cash Payment ($)	Accelerated Awards ($)	Benefits ($)	Total ($)
David Klein | CEO	$3,666,428	$516,413(1)	$28,167	4,211,008
Judy Hong | CFO	$676,216	$135,744(1)	$27,536	839,496
Christelle Gedeon | CLO	$572,292	$94,563(1)	$0	666,855
Julious Grant | CCO	N/A	N/A	N/A	N/A

Notes:

(1)
Reflect unvested RSU and PSU awards, which will be deemed to have vested. For PSUs, previous year achievement of 50% is assumed for future years. Value represented reflects TSX stock price and was converted to USD based on Bloomberg exchange rate as of March 31, 2023.

CEO Pay Ratio and Background

Set forth below is the annual total compensation of our median employee, the annual total compensation of our CEO, Mr. Klein and the ratio of those two values:

•
The Fiscal 2023 annual total compensation of the median employee of Canopy Growth (other than our CEO, Mr. Klein) was US$48,812 (or approximately C$64,532).
•
The Fiscal 2023 annual total compensation of our CEO, Mr. Klein, was US$6,459,521 (or approximately C$8,539,821).
•
For Fiscal 2023, the ratio of the annual total compensation of our CEO to the median annual total compensation of all our other employees was 132 to 1.

To identify our median employee, we used our entire employee population as of March 31, 2023, and measured compensation based on annualized base pay and bonuses, year-to-date overtime and other year-to-date cash wages including allowances.

After identifying our median employee, who is located in Canada, we calculated Fiscal 2023 total compensation using the same methodology that we use to determine our NEOs’ annual total compensation for the Summary Compensation Table. Amounts that were originally paid or recorded in Canadian dollars were converted to U.S. dollars using the Bloomberg average exchange rate of C$1.00 to US$0.7564 for the 12-month period ended March 31, 2023.

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

DIRECTOR COMPENSATION

Director Compensation

The Company’s director compensation program is designed to attract and retain qualified individuals to serve on the Board. The CGCN Committee assesses the director compensation program annually and makes recommendations with respect to director compensation to the Board. For Fiscal 2023, non-employee directors received the following amounts in connection with their services to the Company in their capacity as directors:

2023 Fees(1)	Annual Amount (US$)
Chair	$170,190 (C$225,000)
Board Member	$113,460 (C$150,000)
Annual Equity Grant - Chair - RSUs	$170,190 (C$225,000)
Annual Equity Grant - Non-Chair Board Member - RSUs	$113,460 (C$150,000)
Audit Committee Chair	$22,692 (C$30,000)
Audit Committee Member	$11,346 (C$15,000)
CG&N Committee Chair	$22,692 (C$30,000)
CG&N Committee Member	$11,346 (C$15,000)

Notes:

(1)
All fees are paid on a monthly basis. Mr. Hanson voluntarily waived his right to receive the Board approved director compensation from Fiscal 2020 onwards, Mr. Sabia voluntarily waived his right to receive the Board approved director compensation from Fiscal 2021 onwards. In addition, Mr. Hankinson waived his right to receive the Board approved director compensation from Fiscal 2022 onwards.

Director Compensation in Fiscal 2023

Name	Fees Earned or Paid in Cash($) (1)	Stock Awards ($) (2)(3)	Total ($)
Judy A. Schmeling	181,536	170,190	351,726
Theresa Yanofsky	147,498	113,460	260,958
David Lazzarato	147,498	113,460	260,958
Robert L. Hanson	Nil	Nil	Nil
James A. Sabia	Nil	Nil	Nil
Garth Hankinson	Nil	Nil	Nil

Notes:

(1) This column reflects the following amounts earned or paid during Fiscal 2023 (i) a cash retainer for Board service and (ii) cash retainers for serving as a committee member, a committee Chair or Chair of the Board. Each of Messrs. Hanson, Sabia and Hankinson waived their respective right to receive the Board approved director compensation for Fiscal 2023.

(2) The amounts in this column represent the aggregate grant date fair value of the relevant award(s) presented, as determined in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation.” See note 21 of the consolidated financial statements included in this Comprehensive Form 10-K, regarding assumptions underlying valuation of equity awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, based on data provided to us or filed with the SEC, with respect to beneficial ownership of our Shares as of June 1, 2023 for:

•
all persons known by us to own beneficially more than 5% of our outstanding Shares;
•
each of our NEOs named in the Summary Compensation Table included in Item 10 (“Executive Compensation”) of this Comprehensive Form 10-K;
•
each of our directors; and
•
all of our current directors and executive officers as a group.

Beneficial ownership is determined according to the rules of the SEC. Generally, a person has beneficial ownership of a security if the person possesses sole or shared voting or investment power of that security, including any securities that a person has the right to acquire beneficial ownership within 60 days. Except as otherwise indicated, all persons listed below have sole voting power and dispositive power with respect to the Shares beneficially owned by them, subject to applicable community property laws.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Percent of Class(2)
Greater than 5% Shareholders
CBI Group	311,244,711	(3)	44.6%
Directors and Named Executive Officers
Judy A. Schmeling	57,798	(4)	*
Robert L. Hanson	3,367	(5)	*
David Klein	3,504,655	(6)	*
David Lazzarato	21,042	(7)	*
Garth Hankinson	—		—
James A. Sabia	1,500	(8)	*
Theresa Yanofsky	25,137	(9)	*
Judy Hong	780,263	(10)	*
Christelle Gedeon	312,062	(11)	*
Current Directors and Executive Officers as a Group (9 persons)	4,705,824		*

*	Less than 1%.

Notes:

(1)	Except as otherwise indicated, the address for each shareholder listed is c/o Canopy Growth Corporation, 1 Hershey Drive, Smiths Falls, Ontario, K7A 0A8.
(2)

The percentages above are based on 558,461,800 Shares outstanding as of June 1, 2023. In accordance with the rules of the SEC, Shares that may be issued upon the exercise of or vesting of derivative securities (such as a stock options or of restricted stock units) within 60 days of June 1, 2023 are deemed to be beneficially owned by the person holding such stock options or restricted stock units and are treated as outstanding for the purpose of computing the percentage beneficial ownership of such person, but are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person.

(3)

Consists of 66,999,258 Shares held by Greenstar, 104,500,000 shares held by CBG and 139,745,453 Share purchase warrants held by CBG that are exercisable within 60 days of June 1, 2023. According to the Schedule 13D/A (Amendment No. 10) (“13D/A#10”) filed with the SEC on April 17, 2023 by CBG, Greenstar II LLC (“GII”), Greenstar II Holdings LLC (“GIIH”), Greenstar, Greenstar Canada Investment Corporation (“GCIC”), Constellation Brands Canada Holdings ULC (“CBCH ULC”), Constellation Capital LLC (“CC LLC”), Constellation International Holdings Limited (“CIHL”) and CBI, each of Greenstar, GCIC, CBCH ULC, CC LLC and CIHL has shared voting and dispositive power over 66,999,258 Shares and CBI has shared voting and dispositive power over 311,244,711 Shares. Pursuant to the Consent Agreement, CBG is expected to surrender for cancellation the warrants held by CBG to purchase 139,745,453 Shares. Other than information relating to the percentage of beneficial ownership of CBI and its affiliates (collectively, the “CBI Group”), the foregoing information is based solely on the information provided in 13D/A#10. This beneficial owner’s address is 207 High Point Drive, Victor, New York 14564.
(4)	Consists of 47,753 Shares held directly by Ms. Schmeling and 10,045 restricted stock units that will vest within 60 days of the June 1, 2023.
(5)	Consists of Shares held directly by Mr. Hanson.
(6)

Consists of 156,030 Shares held directly by Mr. Klein, 3,313,224 options that could be exercised within 60 days of June 1, 2023 and 35,401 restricted stock units that will vest within 60 days of June 1, 2023.

(7)	Consists of 14,346 Shares held directly by Mr. Lazzarato and 6,696 restricted stock units that will vest within 60 days of June 1, 2023.
(8)	Consists of Shares held jointly with Mr. Sabia’s spouse in the James A. Sabia and Brooke M. Sabia Trust.
(9)	Consists of 18,441 Shares held directly by Ms. Yanofsky and 6,696 restricted stock units that will vest within 60 days of June 1, 2023.
(10)

Consists of 1,647 Shares held directly by Ms. Hong, 775,163 options that could be exercised within 60 days of June 1, 2023 and 2,432 restricted stock units that will vest within 60 days of June 1, 2023.

(11)	Consists of options that could be exercised within 60 days of June 1, 2023 by Dr. Gedeon.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth the details regarding the number of Shares to be issued upon exercise of outstanding Options, RSUs and PSUs and the weighted average exercise price of the outstanding Options in connection with the Omnibus Incentive Plan as of March 31, 2023:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans(1)
Equity compensation plans approved by security holders(2)	16,334,102 (3)	$16.89	35,396,453
Equity compensation plans not approved by security holders	-	-	-
Total	16,334,102	$16.89	35,396,453

Notes:

(1) Based on the maximum number of Shares available for issuance under the Omnibus Incentive Plan, being 39,442,260 Shares, or 10% of the 394,422,604 outstanding Shares as of March 31, 2023.

(2) The maximum number of Shares issuable from treasury pursuant to Awards under the Omnibus Incentive Plan cannot exceed 10% of the total outstanding Shares from time to time, less the 600,000 maximum number of Shares issuable pursuant to the Company's employee stock purchase plan (the “ESPP”), which is the only other security-based compensation arrangement of the Company. As of March 31, 2023, 235,813 Shares had been issued pursuant to the ESPP.

(3) Represents the number of Shares reserved for issuance upon the exercise or vesting, as applicable, of the denoted outstanding Options, RSUs and PSUs issued pursuant to the Omnibus Incentive Plan.

Securities Outstanding under Equity Compensation Plans

The following table sets forth the details regarding the number of Shares reserved for issuance under awards currently outstanding pursuant to the Omnibus Incentive Plan and ESPP as of March 31, 2023:

Compensation Security	Number of Shares Reserved for Issuance and Percentage of Outstanding Shares(1)
as of March 31, 2023(2)
Options	13,750,888 (2.7%)
RSUs	1,566,599 (0.3%)
PSUs	1,016,615 (0.2%)
Total	16,334,102 (3.2%)

Notes:

(1) As of March 31, 2023, 300,147 Shares had been issued pursuant to the ESPP since its adoption.

(2) Percentages based on 517,305,551 issued and outstanding Shares as of March 31, 2023.

To date, no deferred stock units, restricted stock or stock appreciation rights have been issued pursuant to the Omnibus Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We or one of our subsidiaries may occasionally enter into transactions with certain “related persons” as defined in Item 404 of Regulation S-K. Related persons include our executive officers, directors, director nominees, persons owning 5% or more of the Shares, immediate family members of these persons and entities in which one of these persons has a direct or indirect material interest. We generally refer to transactions with these related persons as “related person transactions”.

The CBI Group Investments

On November 2, 2017, Greenstar invested C$245 million (or approximately US$191 million, based on the foreign exchange rate as of the date of the transaction) in Canopy Growth in exchange for (i) 18,876,901 Shares; and (ii) 18,876,901 warrants exercisable at an exercise price per Share of C$12.9783 (or approximately US$10.1322) (the “Greenstar Warrants”).

In connection with our offering of senior notes of the Company due July 2023 (the “Canopy Notes”) pursuant to an indenture dated June 20, 2018, Greenstar purchased C$200 million (or approximately US$150 million) worth of Canopy Notes. Prior to the Company entering into a second supplemental indenture dated June 29, 2022, amending the terms of the Canopy Notes (the “Second Supplement”), the C$200 million principal amount of Canopy Notes held by Greenstar were convertible in certain circumstances and subject to certain conditions into an aggregate of 4,151,540 Shares. Pursuant to the Second Supplement, the Company irrevocably surrendered its right to settle the conversion of any Canopy Note by the issuance of Shares or a combination of cash and Shares.

On November 1, 2018, CBG invested C$5.079 billion (or approximately US$3.877 billion, based on the foreign exchange rate as of the date of the transaction) in Canopy Growth in exchange for (i) 104,500,000 Shares at a price of C$48.60 (or approximately US$37.09, based on the foreign exchange rate as of the date of the transaction) per Share, and (ii) 139,745,453 warrants (the “CBG Warrants”), of which 88,472,861 CBG Warrants (the “Original Tranche A Warrants”) had an exercise price of C$50.40 (or approximately US$38.52) and were exercisable until November 1, 2021 and the remaining 51,272,592 CBG Warrants (the “Original Tranche B Warrants”) had an exercise price per Share based on the five-day volume weighted average price of the Shares on the TSX at the time of exercise and will become immediately exercisable only following the exercise of the Original Tranche A Warrants.

On April 18, 2019, CBG, Greenstar and Canopy Growth entered into the second amended and restated investor rights agreement (the “Amended Investor Rights Agreement), which amended the first amended and restated investor rights agreement dated November 1, 2018 between CBG, Greenstar and Canopy Growth. In addition, on April 18, 2019, CBG and Canopy Growth entered into a consent agreement (the “Consent Agreement”). In connection with these agreements, on June 27, 2019 Canopy Growth also amended the terms of the Original Tranche A Warrants and the Original Tranche B Warrants as follows: (a) extended the term of the Original Tranche A Warrants to November 1, 2023 (the “Tranche A Warrants”) and, (b) replaced the Original Tranche B Warrants with two tranches of warrants (the “Tranche B Warrants” and the “Tranche C Warrants”) each of which vest and become exercisable once all Original Tranche A Warrants have been exercised and are exercisable until November 1, 2026, with different terms: the Tranche B Warrants are exercisable to acquire 38,454,444 million Shares at a price of C$76.68 (or approximately US$58.55) per Share and the Tranche C Warrants are exercisable to acquire 12,818,148 Shares at a price equal to the 5-day volume-weighted average price of the Shares immediately prior to exercise.

On May 1, 2020, the Greenstar Warrants were exercised for aggregate gross proceeds of approximately C$245 million (or approximately US$174 million, based on the foreign exchange rate as of the date of the transaction).

On June 29, 2022, Greenstar entered into an exchange agreement with the Company, pursuant to which Greenstar agreed to exchange C$100 million principal amount of the Canopy Notes for 29,245,456 Shares. The exchange was part of an exchange by the Company of an aggregate of approximately C$260 million principal amount of Canopy Notes held by Greenstar and certain other holders into Shares.

On October 24, 2022, CBG, Greenstar and the Company entered into the consent agreement (the “Third Consent Agreement”), pursuant to which CBG is expected to surrender for cancellation the warrants held by CBG to purchase 139,745,453 Shares.

On April 13, 2023, Greenstar entered into an exchange agreement with the Company pursuant to which the Company agreed to purchase for cancellation the remaining C$100 million principal amount of Canopy Notes held by Greenstar in exchange for: (i) a cash payment to Greenstar in the amount of unpaid and accrued interest owing under the Canopy Notes held by Greenstar; and (ii) a promissory note (the “CBI Note”) issued to Greenstar in the aggregate principal amount of C$100 million payable on December 31, 2024. As a result, Greenstar no longer holds any Canopy Notes.

As of June 20, 2023, the CBI Group holds, in the aggregate, 171,499,258 Canopy Shares, 139,745,453 CBG Warrants and $100 million principal amount owing pursuant to the CBI Note. The Shares held by the CBI Group represent approximately 29% of the issued and outstanding Shares. Assuming full exercise of the CBG Warrants, the CBI Group would hold 311,244,711 Shares, representing approximately 53% of the issued and outstanding Shares (assuming no other changes in Canopy Growth’s issued and outstanding Shares), calculated in accordance with applicable securities laws.

Canopy Growth expects to hold a special meeting of shareholders (the “Meeting”) at which Canopy Growth shareholders will be asked to consider and, if deemed appropriate, to pass a special resolution authorizing an amendment to its articles of incorporation, as amended (the “Amendment Proposal”), in order to: (i) create and authorize the issuance of an unlimited number of a new class of non-voting and non-participating exchangeable shares in the capital of Canopy Growth (the “Exchangeable Shares”); and (ii) restate the rights of the Canopy Shares to provide for a conversion feature whereby each common share may at any time, at the option of the holder, be converted into one Exchangeable Share. The Exchangeable Shares will not carry voting rights, rights to receive dividends or other rights upon dissolution of Canopy Growth but will be convertible into common shares. CBI has indicated its current intention to convert all of its common shares of the Company into Exchangeable Shares, conditional upon the approval of the Amendment Proposal. However, any decision to convert will be made by CBI in its sole discretion, and CBI is not obligated to effect any such conversion. It is anticipated that, promptly following the amendment of the Articles to create the Exchangeable Shares, the Shares held by the CBG Group will be converted into Exchangeable Shares.

Amended Investor Rights Agreement

Canopy Growth and the CBI Group entered into the Amended Investor Rights Agreement pursuant to which the CBI Group has certain governance rights which are summarized below. On October 24, 2022, we entered into the Third Consent Agreement pursuant to which, we agreed, among other things, that following the conversion by CBG and Greenstar of their respective Shares into Exchangeable Shares, other than the Third Consent Agreement and the termination rights contained therein and the CBI Note held by Greenstar, all agreements between the Company and CBI, including the Amended Investor Rights Agreement, will be terminated and CBI will surrender for cancellation all warrants held.

Board Representation

Pursuant to the Amended Investor Rights Agreement, the CBI Group is entitled to designate four nominees for election or appointment to the Board for so long as the CBI Group holds the Target Number of Shares. We also anticipate that the CBI nominees that are currently sitting on the Board, being Judy Schmeling, Garth Hankinson, Robert Hanson and James Sabia, will resign as directors of the Company following the termination of the Amended Investor Rights Agreement.

Approval and Other Rights

The Amended Investor Rights Agreement provides that so long as the CBI Group continues to hold at least the Target Number of Shares, the Board will not: (i) propose or resolve to change the size of the Board, except where otherwise required by law, or with the consent of CBG; or (ii) present a slate of Board nominees to Shareholders for election that is greater than or fewer than seven directors.

Pursuant to the Amended Investor Rights Agreement, for so long as the CBI Group continues to hold at least the Target Number of Shares, we will not, without the prior written consent of CBG, among other things, (a) consolidate or merge into or with another person or enter into any other similar business combination, including pursuant to any amalgamation, arrangement, recapitalization or reorganization, other than a consolidation, merger or other similar business combination of any wholly-owned subsidiary or an amalgamation or arrangement involving a subsidiary with a another person in connection with a permitted acquisition; (b) acquire any shares or similar equity interests, instruments convertible into or exchangeable for shares or similar equity interests, assets, business or operations with an aggregate value of more than C$250 million (or approximately US$199 million), in a single transaction or a series of related transactions; (c) sell, transfer, lease, pledge or otherwise dispose of any of its or any of its subsidiaries’ assets, business or operations (in a single transaction or a series of related transactions) in the aggregate with a value of more than C$20 million (or approximately US$16 million); or (d) make any changes to our policy with respect to the declaration and payment of any dividends on the Shares.

In accordance with the Amended Investor Rights Agreement, the CBI Group will be permitted, prior to the exercise or expiry of all of the CBG Warrants, to purchase up to 20,000,000 Shares (subject to customary adjustments for Share splits, consolidations or other changes to the outstanding Share capital of a similar nature): (i) on the TSX, the Nasdaq or any other stock exchange, marketplace or trading market on which the Shares are then listed; or (ii) through private agreement transactions with existing holders of Shares, provided that CBG must promptly notify Canopy Growth of any acquisition of Shares.

Exclusivity Covenant and Termination

The Amended Investor Rights Agreement also provides that, subject to certain conditions, so long as the CBI Group continues to hold at least the Target Number of Shares, the CBI Group will adhere to certain non-competition restrictions including that the Company will be their exclusive strategic vehicle for cannabis products of any kind anywhere in the world (subject to limited exceptions). Further, the CBI Group agreed, for a limited period of time and subject to certain exceptions, to certain post-termination, non-competition restrictions, which include not pursuing other cannabis opportunities and not directly or indirectly participating in a competing business anywhere in the world.

The Amended Investor Rights Agreement will terminate upon the earlier of: (i) the mutual consent of the parties; (ii) the date on which the CBI Group owns less than 33,000,000 Shares; and (iii) the date of a non-appealable court order terminating the Amended Investor Rights Agreement under certain circumstances.

On October 24, 2022, we entered into the Third Consent Agreement pursuant to which, we agreed, among other things, that following the conversion by CBG and Greenstar of their respective Shares into Exchangeable Shares, other than the Third Consent Agreement and the termination rights contained therein and the CBI Note held by Greenstar, all agreements between the Company and CBI, including the Amended Investor Rights Agreement, will be terminated. As a result, the CBI Group will no longer be subject to the non-competition restrictions in the Amended Investor Rights Agreement.

Pre-Emptive Rights and Top-Up Rights

Additionally, under the Amended Investor Rights Agreement, the CBI Group has certain pre-emptive rights as well as certain top-up rights in order to maintain its pro rata equity ownership position in Canopy Growth in connection with any offering or distribution of securities by Canopy Growth (subject to certain exceptions).

Consent Agreement

In addition to the amendments to the CBG Warrants described above, pursuant to the First Consent Agreement, the Company agreed that without the prior written consent of CBG, such consent not to be unreasonably withheld, the Company will not (i) exercise its right to acquire all of the issued and outstanding Class E subordinate voting shares (the “Fixed Shares”) of Acreage prior to federal legalization of cannabis; (ii) amend, modify, supplement or restate the arrangement agreement between the Company and Acreage dated April 18, 2019, as amended on May 15, 2019, September 23, 2020 and November 17, 2020 (“Acreage Arrangement Agreement”); or (iii) waive any terms, covenants or conditions set forth in the Acreage Arrangement Agreement.

In addition, we agreed that, in the event that CBG exercises the Tranche A Warrants in full, the Company will purchase for cancellation the lesser of (i) 27,378,866 Shares, and (ii) Shares with a value of C$1,582,995,262, (or approximately US$1,260,222,528 as of April 30, 2023) during the period commencing on April 18, 2019 and ending on the date that is 24 months after the date that CBG exercises all of the Tranche A Warrants. However, if the CBI Group elects to convert the Shares held by the CBI Group into Exchangeable Shares, CBG has agreed to surrender the CBG Warrants for cancellation and as a result, our obligation to repurchase such Shares will terminate as the Tranche A Warrants will not be exercised. If, for any reason, we do not purchase for cancellation the Shares within such period, we are required to credit CBG an amount (the “Credit Amount”), as liquidated damages, equal to the difference between: (i) C$1,582,995,262 (or approximately US$1,260,222,528 as of April 30, 2023); and (ii) the actual purchase price we paid in purchasing Shares pursuant to the First Consent Agreement. The Credit Amount will reduce the aggregate exercise price otherwise payable by CBG upon each exercise of the Original Tranche B Warrants (including those Original Tranche B Warrants reclassified as Tranche C Warrants).

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

On June 24, 2020, the Company and Acreage entered into a proposal agreement (the “Proposal Agreement”) to amend the terms of the existing plan of arrangement made pursuant to the Acreage Arrangement. Concurrent with the execution of the Proposal Agreement, on June 24, 2020, Canopy Growth and CBG entered into a second consent agreement (the “Second Consent Agreement”). As the transactions contemplated by the Proposal Agreement may result in certain taxes owing by CBG or its affiliates, the Company agreed, pursuant to the Second Consent Agreement, to indemnify CBG and its affiliates for such taxes and losses incurred in relation to such taxes, subject to certain exceptions. The Company and CBG have agreed to terminate the First Consent Agreement and the Second Consent Agreement upon termination of the Amended Investor Rights Agreement.

On October 24, 2022, the Company entered into an arrangement agreement with Canopy USA and Acreage (the “Floating Share Arrangement Agreement”), pursuant to which, subject to the satisfaction of the closing conditions set forth in the Floating Share Arrangement Agreement, including the conditions set forth in the Acreage Arrangement Agreement, Canopy USA will acquire all of the issued and outstanding Class D subordinate voting shares of Acreage (the “Floating Shares”) of Acreage by way of a court-approved plan of arrangement (the “Floating Share Arrangement”) on the basis of 0.45 of a Share in exchange for each Floating Share held. The Floating Share Arrangement received the requisite approval from the holders of Floating Shares at the special meeting of Acreage shareholders held on March 15, 2023 and on March 20, 2023 Acreage obtained a final order from the Supreme Court of British Columbia approving the Floating Share Arrangement. On March 17, 2023, the Floating Share Arrangement Agreement was amended to extend the Exercise Outside Date (as defined in the Floating Share Arrangement Agreement) from March 31, 2023 to May 31, 2023 and on May 31, 2023 the Floating Share Arrangement Agreement was further amended to extend the Exercise Outside Date to August 31, 2023. The completion of the Floating Share Arrangement is subject to satisfaction or, if permitted, waiver of certain closing conditions, including, among others, approval of the Amendment Proposal on or prior to the Exercise Outside Date. The acquisition of the Floating Shares pursuant to the Floating Share Arrangement Agreement is expected to occur immediately prior to the acquisition of the Fixed Shares pursuant to the Acreage Arrangement Agreement such that 100% of the issued and outstanding shares of Acreage will be owned by Canopy USA on closing of the acquisition of both the Fixed Shares and the Floating Shares.

On October 24, 2022, we entered into the Third Consent Agreement pursuant to which, we agreed, among other things, that following the conversion by CBG and Greenstar of its Shares into Exchangeable Shares, other than the Third Consent Agreement and the termination rights contained therein and the CBI Note held by Greenstar, all agreements between the Company and CBI will terminate, including the First Consent Agreement and the Second Consent Agreement, will be terminated.

Relationship with CBI Group

See the information above under the headings “The CBI Group Investments,” “Investor Rights Agreement” and “Consent Agreement” for a discussion of the Company’s relationship with CBI Group.

In addition, some of our officers and directors have relationships with or are/were employed by the CBI Group, which include the following:

•
David Klein, our CEO, previously served as Executive Vice President and CFO of CBI;
•
Garth Hankinson, one of our directors, currently serves as the Executive Vice President and Chief Financial Officer of CBI;
•
Robert L. Hanson, one of our directors, currently serves as Executive Vice President and President, Wine & Spirits at CBI and formerly served as a director of CBI;
•
Judy A. Schmeling, the Chair of the Board and Member of the Audit Committee, is also a director of CBI;
•
James A. Sabia, one of our directors, serves as Executive Vice President and President, Beer Division of CBI;
•
Julious Grant, our former CCO, has provided consulting and advisory services to CBI since September 2019, through his role at Brand House Group N.A. Corporation.

Policy Regarding Related Person Transactions

The Board and the Audit Committee adopted a written policy on June 20, 2023, which updated the prior policy adopted on March 23, 2020, providing that all related person transactions or series of similar transactions required to be disclosed pursuant to SEC Regulation S-K Item 404(a) must be presented to the Board for pre-approval or ratification. The policy requires each of our (i) directors or director nominees, (ii) executive officers, and (iii) security holders known by the Company to own of record or to beneficially own more than 5% of any class of our voting securities to notify the Chief Legal Officer promptly and, whenever possible, in advance of the occurrence of any potential related person transaction in which such person is directly or indirectly involved.

The CLO is responsible for reviewing all potential related person transactions and taking reasonable steps to ensure that all related person transactions requiring disclosure under Item 404(a) of Regulation S–K are presented to the CGCN Committee for pre-approval or ratification by members of the committee in their discretion at the committee’s next regularly scheduled meeting or, if deemed appropriate, by consent in lieu of a meeting. No director may engage in a vote to pre-approve or ratify any related person transaction in which he or she or any member of his or her immediate family has a material interest; provided, however, that such director must provide any information concerning such related person transaction that the CGCN Committee may reasonably request. If a potential related person transaction involves the CLO, the CFO would assume the responsibilities of the CLO under the policy with respect to that transaction.

The Audit Committee may consider all factors it deems relevant when determining whether to approve or ratify a related person transaction. In the context of evaluating potential transactions, the Audit Committee may consider, among other factors, the nature of the transaction and the related person’s interest in the transaction, the size of the transaction, whether we are able to engage in a comparable transaction with an unaffiliated party on more favorable terms, the benefit of the transaction to the Company, and the impact of the transaction on the related person. Following the adoption of this policy, we are not aware of any related person transaction required to be reported under Regulation S-K Item 404(a) that has not been pre-approved or ratified pursuant to this policy.

Director Independence

The Board is currently comprised of seven directors: Judy A. Schmeling (Chair), David Klein, Garth Hankinson, Robert L. Hanson, Theresa Yanofsky, James A. Sabia, and David Lazzarato. Please see the biographies of individual directors in Item 10 of this Comprehensive Form 10-K. As of the date this Comprehensive Form 10-K, a majority of the directors of the Company meet the independence requirements for a director in accordance with Section 1.4 of NI 52-110 and the definition of “independent director” under applicable Nasdaq Rules. The Board has determined that six of the seven directors (or approximately 86% of the directors), namely Messrs. Hanson, Hankinson, Lazzarato and Sabia and Ms. Schmeling and Ms. Yanofsky, have no relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and each is an “independent director” under Rule 5605(a)(2) of the Nasdaq Rules and meet the definition of “independence” under NI 52-110. Mr. Klein is not considered independent because of his role as the CEO of the Company.

During Fiscal 2023, following the conclusion of formal business of each quarterly Board meeting, the non-independent director was asked to leave the meeting and the independent directors held an “in camera” meeting to facilitate open and candid discussion. In addition, any item which could involve a potential conflict of interest among one or more directors is voted on by those directors that are not related to the conflict in question. It is anticipated that “in camera” meetings of the independent directors will continue to be held in this manner during the current fiscal year.

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed and expected to be billed to the Company for the fiscal years ended March 31, 2023, and 2022 for professional services rendered by KPMG.

	2023(1)	2022(1)
Audit Fees(2)	$4,943,196	$3,774,201
Audit-Related Fees(3)	-	-
Tax Fees(4)	-	-
All Other Fees	-	-
Total	$4,943,196	$3,774,201

Notes:

(1) The amount reported for the fees are converted from Canadian dollars to U.S. dollars using the Bloomberg average exchange rate of and $1.00 to US$.7564 for the 12-month period ended March 31, 2023 and $1.00 to US$0.7976 for the 12-month period ended March 31, 2022.

(2) “Audit Fees” refers to the aggregate fees billed and expected to be billed by KPMG for audit services, including fees incurred in relation to quarterly reviews, procedures in connection with securities filings, and statutory audits.

(3) “Audit-Related Fees” refers to the aggregate fees billed for assurance and related services by KPMG that are reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under Audit Fees.

(4) “Tax Fees” refers to the aggregate fees billed for the professional services rendered by KPMG for tax compliance.

(5) “All Other Fees” refers to fees for products and services provided by the principal accountant, other than the services reported in the above categories.

The Audit Committee’s policy is to pre-approve any and all audit services and permissible non-audit services to be performed by the Company’s independent registered public accounting firm. All fees and services described in the table above were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1)	Financial Statements

See the accompanying Index to Consolidated Financial Statement Schedule on page F-1.

(a) (2)	Financial Statement Schedules

See the accompanying Index to Consolidated Financial Statement Schedule on page F-1.

(a) (3)	Exhibits

Exhibit Index

Exhibit Number	Description
2.1‡‡

Arrangement Agreement, dated as of April 18, 2019, by and between Canopy Growth Corporation and Acreage Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2020, filed with the SEC on June 1, 2020).

2.2

First Amendment to Arrangement Agreement, dated as of May 15, 2019, by and between Canopy Growth Corporation and Acreage Holdings, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2020, filed with the SEC on June 1, 2020).

2.3

Proposal Agreement, dated as of June 24, 2020, by and between Canopy Growth Corporation and Acreage Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2020).

2.4‡‡

Second Amendment to the Arrangement Agreement, dated as of September 23, 2020, by and between Canopy Growth Corporation and Acreage Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 23, 2020).

2.5

Floating Share Arrangement Agreement, dated October 24, 2022, by and among Canopy Growth Corporation, Canopy USA, LLC and Acreage Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on October 26, 2022).

2.6

First Amendment to Arrangement Agreement, dated March 17, 2023, by and among Canopy Growth Corporation, Canopy USA, LLC and Acreage Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Acreage Holdings, Inc.’s Current Report on Form 8-K filed with the SEC on March 21, 2023).

2.7

Second Amendment to Arrangement Agreement, dated May 31, 2023, by and among Canopy Growth Corporation, Canopy USA, LLC and Acreage Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 2, 2023).

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
4.2

Form of Canopy Growth Corporation Common Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2020, filed with the SEC on June 1, 2020).

4.3

Indenture, dated as of June 20, 2018, by and among Canopy Growth Corporation, Glas Trust Company LLC and Computershare Trust Company of Canada (incorporated by reference to Exhibit 99.1 to the Company’s Form 6-K, filed with the SEC on June 26, 2018).

4.4

Second Supplemental Indenture, dated as of June 29, 2022, by and among Canopy Growth Corporation, Computershare Trust Company, N.A., as U.S. trustee, and Computershare Trust Company of Canada, as Canadian trustee (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 5, 2022).

4.5

Tranche A Amended and Restated Common Share Purchase Warrant, dated as of June 27, 2019, granted to CBG Holdings LLC (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2020, filed with the SEC on June 1, 2020).

4.6

Tranche B Amended and Restated Common Share Purchase Warrant, dated as of June 27, 2019, granted to CBG Holdings LLC (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2020, filed with the SEC on June 1, 2020).

4.7

Tranche C Amended and Restated Common Share Purchase Warrant, dated as of June 27, 2019, granted to CBG Holdings LLC (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2020, filed with the SEC on June 1, 2020).

4.8

Indenture, dated February 21, 2023, between Canopy Growth Corporation and Computershare Trust Company of Canada, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 21, 2023).

4.9	Promissory Note, dated April 14, 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 14, 2023).
10.1†

Form of Director and Officer Indemnity Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2022, filed with the SEC on May 31, 2022).

10.2†

Canopy Growth Corporation Amended and Restated Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2022, filed with the SEC on May 31, 2022).

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

10.6†

Form of Performance Stock Unit Grant Agreement (U.S. Employees) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 6, 2021).

10.7†

Form of Performance Stock Unit Grant Agreement (Canadian Employees) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 6, 2021).

10.8†

Canopy Growth Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 8, 2021).

10.9*	Non-Employee Director Compensation Table.
10.10‡

Subscription Agreement dated as of October 27, 2017 by and between Greenstar Canada Investment Limited Partnership and Canopy Growth Corporation (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2020, filed with the SEC on June 1, 2020).

10.11

Subscription Agreement dated as of August 14, 2018 by and between CBG Holdings LLC and Canopy Growth Corporation (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2020, filed with the SEC on June 1, 2020).

10.12

Second Amended and Restated Investor Rights Agreement, dated as of April 18, 2019, by and among CBG Holdings LLC, Greenstar Canada Investment Limited Partnership and Canopy Growth Corporation (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2020, filed with the SEC on June 1, 2020).

10.13

Consent Agreement, dated as of April 18, 2019, by and between Canopy Growth Corporation and CBG Holdings LLC (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2020, filed with the SEC on June 1, 2020).

10.14

Consent Agreement, dated as of June 24, 2020, by and between Canopy Growth Corporation and CBG Holdings LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 30, 2020).

10.15†

Executive Employment Agreement, dated as of December 8, 2019, by and between Canopy Growth Corporation and David Klein (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2020, filed with the SEC on June 1, 2020).

10.16†

Amendment to Executive Employment Agreement of David Klein, dated June 8, 2021 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on June 14, 2021).

10.17†

Amendment to Executive Employment Agreement of David Klein, dated June 14, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 17, 2022).

10.18‡

Debenture, dated as of September 23, 2020, issued by Universal Hemp, LLC to 11065220 Canada Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 23, 2020).

10.19‡

Credit Agreement, dated as of March 18, 2021, among Canopy Growth Corporation and 11065220 Canada Inc., as borrowers, the lenders party thereto and Wilmington Trust, National Association, as administrative and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 18, 2021).

10.20‡

Amendment No. 1 to Credit Agreement, dated as of October 24, 2022, among Canopy Growth Corporation, 11065220 Canada Inc., the lenders party thereto and Wilmington Trust, National Association (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on October 26, 2022).

10.21†

Service Delivery Agreement, dated as of October 5, 2020, by and among Canopy Growth USA LLC, Brand House Group, N.A. Corporation and Julious Grant (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2021, filed with the SEC on June 1, 2021).

10.22†

Amendment to Service Delivery Agreement, by and among Canopy Growth USA LLC, Brand House Group, N.A. Corporation and Julious Grant, dated June 8, 2021 (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 6, 2021).

10.23†

Amendment to Service Delivery Agreement, by and among Canopy Growth USA LLC, Brand House Group, N.A. Corporation and Julious Grant, dated June 14, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on June 17, 2022).

10.24†

Employment Agreement, effective as of March 29, 2022, between Canopy Growth Corporation and Judy Hong (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2022, filed with the SEC on May 31, 2022).

10.31

Consent Agreement, dated October 24, 2022, by and among CBG Holdings LLC, Greenstar Canada Investment Limited Partnership and Canopy Growth Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 26, 2022).

10.32

Voting Support Agreement, dated October 24, 2022, by and among CBG Holdings LLC, Greenstar Canada Investment Limited Partnership and Canopy Growth Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 26, 2022).

10.33

Letter Agreement, dated October 24, 2022, by and among 11065220 Canada Inc., AFC Gamma Inc., Viridescent Realty Trust, Inc. and AFC Institutional Fund LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on October 26, 2022).

10.34‡

Amended and Restated Protection Agreement, dated as of May 19, 2023, by and among Canopy USA, LLC, 11065220 Canada Inc. and Canopy Growth Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 22, 2023).

10.35‡	Amended and Restated Limited Liability Company Agreement of Canopy USA, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 22, 2023).
10.36

Subscription Agreement, dated February 21, 2023, between Canopy Growth Corporation and Verition Canada Master Fund Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 21, 2023).

10.37

Exchange Agreement, dated as of April 13, 2023, by and between Canopy Growth Corporation and Greenstar Canada Investment Limited Partnership (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 14, 2023).

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

Canopy Growth Corporation

Date: June 22, 2023	By:	/s/ David Klein
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

Name	Title	Date

/s/ David Klein	Director and Chief Executive Officer (Principal Executive Officer)	June 22, 2023
David Klein

/s/ Judy Hong	Chief Financial Officer (Principal Financial Officer)	June 22, 2023
Judy Hong

/s/ Thomas Stewart	Chief Accounting Officer (Principal Accounting Officer)	June 22, 2023
Thomas Stewart

/s/ Robert Hanson	Director	June 22, 2023
Robert Hanson

/s/ David Lazzarato	Director	June 22, 2023
David Lazzarato

/s/ Garth Hankinson	Director	June 22, 2023
Garth Hankinson /s/ Jim Sabia	Director	June 22, 2023
Jim Sabia

/s/ Judy Schmeling	Director, Chair	June 22, 2023
Judy Schmeling /s/ Theresa Yanofsky	Director	June 22, 2023
Theresa Yanofsky

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Canopy Growth Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Canopy Growth Corporation and subsidiaries (the Company) as of March 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three‑year period ended March 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three‑year period ended March 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 22, 2023 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has material debt obligations coming due in the short-term, has suffered recurring losses from operations and requires additional capital to fund its operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement of Previously Issued Financial Statements

As discussed in Note 2 to the consolidated financial statements, the 2022 consolidated financial statements have been restated to correct misstatements.

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

Critical Audit Matters

The critical audit matters communicated below are the matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Fair value measurement of the Acreage financial instrument

As discussed in Notes 5, 24 and 31 to the consolidated financial statements, the Company has an obligation to acquire certain shares of Acreage Holdings, Inc., (“Acreage”) in return for a specified number of the Company’s common shares, and an option, exercisable at its discretion, to acquire certain other Acreage shares in return for a specified number of the Company’s common shares. The obligation and the option (collectively, the “Acreage financial instrument”) become effective upon the occurrence (or waiver by the Company) of specified changes in United States (“U.S.”) federal laws relating to the legalization of cannabis (the “Acreage Triggering Event”) or other conditions relating to the Company’s Reorganization as discussed in Note 5. The Acreage financial instrument is recorded at fair value through earnings in the consolidated financial statements at each reporting period. As of March 31, 2023, the Acreage financial instrument was recorded as a financial asset of $55,382 thousand, with a fair value gain of $102,382 thousand recognized in other income (expense), net, in the year ended March 31, 2023.

We identified the assessment of the fair value measurement of the Acreage financial instrument as a critical audit matter. There was a high degree of subjective auditor judgment in the evaluation of the key assumptions that were not directly observable, when determining the fair value of the Acreage financial instrument. The key assumptions included the probability of each scenario, the intrinsic value of Acreage, the probability and timing of U.S. legalization, the estimated premium on U.S. legalization, and the control premium.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of the internal control over the Company’s key assumptions noted above. We involved valuation professionals with specialized skills and knowledge who assisted in evaluating the Company’s key assumptions noted above. The evaluation was achieved by:

•
performing sensitivity analyses on certain assumptions for each scenario
•
evaluating the probability of each scenario by analyzing the Acreage and Canopy share prices, reading analyst reports, inspecting board meeting minutes, press releases, and public filings, and assessing the financial performance of Acreage
•
evaluating the intrinsic value of Acreage by considering both the Acreage share price and the enterprise values of comparable public companies
•
evaluating the probability and timing of U.S. legalization by monitoring political developments and the potential for relevant legislation in the U.S.
•
evaluating the estimated premium on U.S. legalization by assessing the impact of cannabis legalization in Canada on the share prices of Canadian cannabis licensed producers at the time of Canadian legalization, analyzing the differences between the Canadian and U.S. cannabis markets, and assessing the extent to which the anticipated U.S. legalization of cannabis is reflected in the Acreage share price
•
evaluating the control premium by comparing it to third party evidence, including publicly available market data for comparable transactions.

Goodwill impairment assessment of the Storz & Bickel reporting unit

As discussed in Notes 3 and 15 to the consolidated financial statements, the Company reviews goodwill annually for impairment in the fourth quarter, or sooner if events or circumstances indicate that its carrying amount may not be recoverable. The Company may elect to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If factors indicate this is the case, then a quantitative test is performed and an impairment is recorded for any excess carrying value above the reporting unit’s fair value, not to exceed the amount of the goodwill. The fair value of the S&B reporting unit was determined using the income valuation method. The goodwill balance as of March 31, 2023 was $85,563 thousand, which related entirely to the Storz & Bickel (“S&B”) reporting unit. No impairment was noted for the S&B reporting unit as its estimated fair value exceeded its carrying value as of March 31, 2023.

We identified the evaluation of the recoverability of the carrying value of goodwill for the S&B reporting unit as a critical audit matter. Specifically, our evaluation of certain assumptions, including revenue growth rate projections and the discount rate, required a high degree of auditor judgment as they were based on subjective determinations of future market and economic conditions. The assumptions were challenging to audit as changes to the assumptions could have had a significant effect on the Company’s assessment of the fair value of the S&B reporting unit and whether an impairment existed. Additionally, the audit effort associated with the evaluation of the discount rate required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of the internal control related to the Company’s goodwill impairment process. We evaluated the reasonableness of the Company’s revenue growth rate projections for the S&B reporting unit by comparing these to publicly available market data, the Company’s business strategy, and historical performance. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

•
evaluating the discount rate by comparing it against a range of discount rates that was independently developed using publicly available market data for comparable entities
•
developing an estimate of the S&B reporting unit’s fair value using the reporting unit’s cash flow forecast and an independently developed discount rate, and comparing the results of our estimate of fair value to the Company’s fair value estimate.

Consolidation of Canopy USA under the variable interest entity model

As discussed in Notes 2 and 5 to the consolidated financial statements, on October 24, 2022, Canopy Growth completed a number of strategic transactions in connection with the creation of a new U.S.-domiciled holding company, Canopy USA, LLC (“Canopy USA”) (the “Reorganization”). Canopy Growth holds non-voting and non-participating shares (the “Non-Voting Shares”) in the capital of Canopy USA. Following the implementation of the Reorganization, Canopy USA was determined to be a variable interest entity (“VIE”) in accordance with U.S. GAAP, and Canopy Growth was determined to be the primary beneficiary of Canopy USA. The primary beneficiary of a VIE is the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. As a result of such determination, Canopy Growth consolidated the financial results of Canopy USA.

We identified the assessment of the determination of the primary beneficiary of Canopy USA under the variable interest entity model as a critical audit matter. There was a high degree of auditor judgment in evaluating the assessment of whether the Company is the primary beneficiary of Canopy USA, whether the Company has the power to direct the activities that most significantly impact Canopy USA’s economic performance, and the accounting impact of disproportionality between the Company’s voting rights and economic exposure.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of the internal control relating to the Company’s determination of the primary beneficiary of Canopy USA and the resulting consolidation accounting conclusion. In addition, we performed the following:

•
inquired of management to obtain an understanding of the transaction, evaluate its business purpose, and assess the activities that most significantly impact the economic performance of Canopy USA
•
read Canopy USA’s relevant governing agreements, including the Protection Agreement
•
obtained management’s accounting analysis, and assessed whether it considered all the relevant provisions of the governing agreements that might impact the primary beneficiary assessment, whether the Company has the power to direct the activities that most significantly impact Canopy USA’s economic performance, and whether there was disproportionality between Canopy USA’s voting rights and economic exposure
•
involved accounting advisory professionals with specialized skills and knowledge to assist with the assessment of the appropriateness of the Company’s accounting analysis.

/s/ KPMG LLP

Chartered Professional Accountants, Licensed Public Accountants

We have served as the Company’s auditor since 2019.

Ottawa, Canada

June 22, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Canopy Growth Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Canopy Growth Corporation’s and subsidiaries’ (the Company) internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three year period ended March 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated June 22, 2023 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to the following have been identified and included in management’s assessment:

•
An ineffective control environment, resulting from a lack of the required number of trained operational and IT personnel with the appropriate skills and knowledge and with appropriate assigned authorities, responsibilities and accountability related to the design, implementation and operating effectiveness of internal control over financial reporting. The control environment material weakness contributed to the following material weaknesses:
o
The accounting for sales recorded by the BioSteel segment, which resulted in material misstatements relating to revenue and trade receivables, particularly with respect to the timing and amount of revenue recognition. Specifically, the Company did not design and maintain effective controls to sufficiently assess the timing, amount and appropriateness of revenue recognition. This included a lack of segregation of duties in the review of customer orders, inadequate controls over the review and approval of sales returns, and inadequate controls relating to revenue recognition policies and procedures. This also contributed to the failure to impair goodwill related to the BioSteel reporting unit on a timely basis as changes in the performance of BioSteel were not identified in a timely manner, and the failure to accurately record the redeemable noncontrolling interest.
o
IT general controls deficiencies that aggregated to a material weakness. These deficiencies specifically related to: (i) logical access management, including untimely periodic access review, access provisioning and modification, removal of user access and change management controls with respect to a payroll system implemented during the year; and (ii) untimely and inconsistent monitoring and oversight of third-party service organizations. Although the Company has identified no instances of any adverse effects due to these deficiencies, business processes that depend on the affected information systems or that depend on data from the affected information systems, could be adversely impacted.

The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

The Company acquired the operations of a manufacturing facility from Flow Beverage Corp. (the “Acquired Operations”) during the year ended March 31, 2023, and management excluded the Acquired Operations from its assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2023. The Acquired Operations represent approximately 1% of total assets and approximately 1% of gross revenues of the consolidated financial statements of the Company, as of and for the year ended March 31, 2023. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the Acquired Operations.

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

Ottawa, Canada

June 22, 2023

CANOPY GROWTH CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands of Canadian dollars, except number of shares and per share data)

	March 31, 2023	March 31, 2022
		(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$677,007	$776,005
Short-term investments	105,595	595,651
Restricted short-term investments	11,765	12,216
Amounts receivable, net	93,987	86,581
Inventory	148,901	204,539
Prepaid expenses and other assets	39,999	52,620
Total current assets	1,077,254	1,727,612
Other financial assets	568,292	800,328
Property, plant and equipment	499,466	942,780
Intangible assets	188,719	252,695
Goodwill	85,563	1,866,503
Other assets	19,804	15,342
Total assets	$2,439,098	$5,605,260

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$76,234	$64,270
Other accrued expenses and liabilities	75,991	75,278
Current portion of long-term debt and convertible debentures	556,890	9,296
Other liabilities	94,727	64,346
Total current liabilities	803,842	213,190
Long-term debt	749,991	1,491,695
Deferred income tax liabilities	357	15,991
Liability arising from Acreage Arrangement	-	47,000
Warrant derivative liability	-	26,920
Other liabilities	124,886	190,049
Total liabilities	1,679,076	1,984,845
Commitments and contingencies
Redeemable noncontrolling interest	-	32,500
Canopy Growth Corporation shareholders' equity:
Common shares - $nil par value; Authorized - unlimited number of shares; Issued - 517,305,551 shares and 394,422,604 shares, respectively	7,938,571	7,482,809
Additional paid-in capital	2,506,485	2,521,246
Accumulated other comprehensive loss	(13,860)	(42,282)
Deficit	(9,672,761)	(6,378,199)
Total Canopy Growth Corporation shareholders' equity	758,435	3,583,574
Noncontrolling interests	1,587	4,341
Total shareholders' equity	760,022	3,587,915
Total liabilities and shareholders' equity	$2,439,098	$5,605,260

The accompanying notes are an integral part of these consolidated financial statements.

CANOPY GROWTH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands of Canadian dollars, except number of shares and per share data)

	Years ended March 31,
	2023	2022	2021
		(As Restated)
Revenue	$450,901	$572,214	$607,198
Excise taxes	47,997	61,893	60,549
Net revenue	402,904	510,321	546,649
Cost of goods sold	507,044	713,457	479,689
Gross margin	(104,140)	(203,136)	66,960
Operating expenses
Selling, general and administrative expenses	456,225	472,756	575,389
Share-based compensation	31,188	47,525	91,149
Expected credit losses on financial assets and related charges	-	-	109,480
Asset impairment and restructuring costs	2,256,742	369,339	534,398
Total operating expenses	2,744,155	889,620	1,310,416
Operating loss	(2,848,295)	(1,092,756)	(1,243,456)
Loss from equity method investments	-	(100)	(52,629)
Other income (expense), net	(466,025)	753,341	(387,876)
Loss before income taxes	(3,314,320)	(339,515)	(1,683,961)
Income tax recovery	4,774	8,948	13,141
Net loss	(3,309,546)	(330,567)	(1,670,820)
Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interest	(31,388)	(20,524)	74,100
Net loss attributable to Canopy Growth Corporation	$(3,278,158)	$(310,043)	$(1,744,920)

Basic and diluted loss per share	$(7.07)	$(0.79)	$(4.69)
Basic and diluted weighted average common shares outstanding	463,724,414	391,324,285	371,662,296

Comprehensive income (loss):
Net loss	$(3,309,546)	$(330,567)	$(1,670,820)
Other comprehensive income (loss), net of income tax effect
Fair value changes of own credit risk of financial liabilities	30,722	21,180	(100,170)
Foreign currency translation	27,207	(45,352)	(154,969)
Total other comprehensive income (loss), net of income tax effect	57,929	(24,172)	(255,139)
Comprehensive loss	(3,251,617)	(354,739)	(1,925,959)
Comprehensive (loss) income attributable to noncontrolling interests and redeemable noncontrolling interest	(31,388)	(20,524)	74,100
Comprehensive loss attributable to Canopy Growth Corporation	$(3,220,229)	$(334,215)	$(2,000,059)

The accompanying notes are an integral part of these consolidated financial statements.

CANOPY GROWTH CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of Canadian dollars)

		Additional paid-in capital				Accumulated
	Common shares	Share-based reserve	Warrants	Ownership changes	Redeemable noncontrolling interest	other comprehensive income (loss)	Deficit	Noncontrolling interests	Total
Balance at March 31, 2022 (As Restated)	$7,482,809	$492,041	$2,581,788	$(509,723)	$(42,860)	$(42,282)	$(6,378,199)	$4,341	$3,587,915
Cumulative effect from adoption of ASU 2020-06	-	4,452	-	-	-	-	(729)	-	3,723
Other issuances of common shares and warrants	141,996	(1,951)	-	-	-	-	-	-	140,045
Exercise of Omnibus Plan stock options	1,597	(1,316)	-	-	-	-	-	-	281
Share-based compensation	-	25,322	-	-	-	-	-	-	25,322
Issuance and vesting of restricted share units and performance share units	20,398	(20,398)	-	-	-	-	-	-	-
Changes in redeemable noncontrolling interest	-	-	-	4,723	17,630	-	-	29,544	51,897
Ownership changes relating to noncontrolling interests, net	-	-	-	-	-	-	-	710	710
Redemption of redeemable noncontrolling interest	26,506	-	-	(16,961)	(26,262)	-	(15,675)	(1,620)	(34,012)
Settlement of unsecured senior notes	265,265	-	-	-	-	(29,507)	-	-	235,758
Comprehensive income (loss)	-	-	-	-	-	57,929	(3,278,158)	(31,388)	(3,251,617)
Balance at March 31, 2023	$7,938,571	$498,150	$2,581,788	$(521,961)	$(51,492)	$(13,860)	$(9,672,761)	$1,587	$760,022

CANOPY GROWTH CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of Canadian dollars)

		Additional paid-in capital				Accumulated
	Common shares	Share-based reserve	Warrants	Ownership changes	Redeemable noncontrolling interest	other comprehensive income (loss)	Deficit	Noncontrolling interests	Total
Balance at March 31, 2021	$7,168,557	$480,786	$2,568,438	$(512,340)	$(121,234)	$(34,240)	$(6,068,156)	$4,709	$3,486,520
Other issuances of common shares and warrants	298,145	(30,457)	-	-	-	-	-	-	267,688
Replacement equity instruments from the acquisition of Supreme Cannabis	-	5,566	13,350	-	-	-	-	-	18,916
Exercise of Omnibus Plan stock options	8,855	(3,288)	-	-	-	-	-	-	5,567
Share-based compensation	-	46,686	-	-	-	-	-	-	46,686
Issuance and vesting of restricted share units	7,252	(7,252)	-	-	-	-	-	-	-
Changes in redeemable noncontrolling interest	-	-	-	-	83,483	-	-	19,317	102,800
Ownership changes relating to noncontrolling interests	-	-	-	-	-	-	-	839	839
Redemption of redeemable noncontrolling interest	-	-	-	2,617	(5,109)	-	-	-	(2,492)
Disposal of consolidated entities	-	-	-	-	-	16,130			16,130
Comprehensive loss	-	-	-	-	-	(24,172)	(310,043)	(20,524)	(354,739)
Balance at March 31, 2022 (As Restated)	$7,482,809	$492,041	$2,581,788	$(509,723)	$(42,860)	$(42,282)	$(6,378,199)	$4,341	$3,587,915

CANOPY GROWTH CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of Canadian dollars)

		Additional paid-in capital				Accumulated
	Common shares	Share-based reserve	Warrants	Ownership changes	Redeemable noncontrolling interest	other comprehensive income (loss)	Deficit	Noncontrolling interests	Total
Balance at March 31, 2020	$6,373,544	$517,741	$2,638,951	$(501,403)	$(40,134)	$220,899	$(4,323,236)	$221,758	$5,108,120
Other issuances of common shares and warrants	61,809	(33,953)	-	-	-	-	-	-	27,856
Exercise of warrants	315,699	-	(70,513)	-	-	-	-	-	245,186
Exercise of Omnibus Plan stock options	244,170	(87,273)	-	-	-	-	-	-	156,897
Share-based compensation	-	87,322	-	-	-	-	-	-	87,322
Issuance and vesting of restricted share units	3,051	(3,051)	-	-	-	-	-	-	-
Completion of plan of arrangement with RIV Capital	170,284	-	-	(10,976)	-	-	-	(313,243)	(153,935)
Changes in redeemable noncontrolling interest	-	-	-	-	(83,627)	-	-	18,077	(65,550)
Ownership changes relating to noncontrolling interests	-	-	-	39	2,527	-	-	4,017	6,583
Comprehensive (loss) income	-	-	-	-	-	(255,139)	(1,744,920)	74,100	(1,925,959)
Balance at March 31, 2021	$7,168,557	$480,786	$2,568,438	$(512,340)	$(121,234)	$(34,240)	$(6,068,156)	$4,709	$3,486,520

The accompanying notes are an integral part of these consolidated financial statements.

CANOPY GROWTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of Canadian dollars)

	Years ended March 31,
	2023	2022	2021
		(As Restated)
Cash flows from operating activities:
Net loss	$(3,309,546)	$(330,567)	$(1,670,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	56,736	76,247	70,914
Amortization of intangible assets	27,781	38,171	56,204
Share of loss on equity method investments	-	100	52,629
Share-based compensation	31,188	47,525	91,149
Asset impairment and restructuring costs	2,227,989	332,949	519,209
Expected credit losses on financial assets and related charges	-	-	109,480
Income tax recovery	(4,774)	(8,948)	(13,141)
Non-cash fair value adjustments and charges related to settlement of unsecured senior notes	353,827	(866,739)	380,758
Change in operating assets and liabilities, net of effects from purchases of businesses:
Amounts receivable	(9,906)	13,603	(11,994)
Inventory	55,638	173,037	23,107
Prepaid expenses and other assets	2,484	24,552	77
Accounts payable and accrued liabilities	17,629	(35,844)	16,542
Other, including non-cash foreign currency	(6,592)	(9,897)	(89,843)
Net cash used in operating activities	(557,546)	(545,811)	(465,729)
Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(9,217)	(36,684)	(164,502)
Purchases of intangible assets	(1,337)	(11,429)	(9,639)
Proceeds on sale of property, plant and equipment	13,609	27,279	45,921
Proceeds on sale of intangible assets	-	-	18,337
Redemption (purchases) of short-term investments	502,589	545,991	(459,834)
Cash outflow on completion of RIV Arrangement	-	-	(152,801)
Net cash proceeds on sale of subsidiaries	14,932	118,149	-
Net cash outflow on acquisition of subsidiaries	(24,223)	(14,947)	-
Sale of equity method investments	-	-	7,000
Investment in other financial assets	(67,150)	(379,414)	(44,721)
Investment in Acreage Arrangement	-	-	(49,849)
Loan advanced to Acreage Hempco	-	-	(66,995)
Other investing activities	4,176	(18,126)	(7,022)
Net cash provided by (used in) investing activities	433,379	230,819	(884,105)
Cash flows from financing activities:
Proceeds from issuance of common shares and warrants	1,049	2,700	-
Proceeds from exercise of stock options	281	5,567	156,897
Proceeds from exercise of warrants	-	-	245,186
Issuance of long-term debt and convertible debentures	135,160	-	893,160
Repayment of long-term debt	(118,179)	(50,763)	(15,619)
Other financing activities	(38,005)	(3,037)	(14,855)
Net cash (used in) provided by financing activities	(19,694)	(45,533)	1,264,769
Effect of exchange rate changes on cash and cash equivalents	44,863	(18,123)	(63,458)
Net decrease in cash and cash equivalents	(98,998)	(378,648)	(148,523)
Cash and cash equivalents, beginning of period	776,005	1,154,653	1,303,176
Cash and cash equivalents, end of period	$677,007	$776,005	$1,154,653

The accompanying notes are an integral part of these consolidated financial statements.

CANOPY GROWTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of Canadian dollars)

	Years ended March 31,
	2023	2022	2021
Supplemental disclosure of cash flow information
Cash received during the period:
Income taxes	$5,511	$1,299	$4,068
Interest	$28,500	$16,175	$26,279
Cash paid during the period:
Income taxes	$1,184	$2,641	$22,769
Interest	$131,824	$119,249	$25,649
Noncash investing and financing activities
Additions to property, plant and equipment	$38	$1,408	$9,962

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

The principal activities of the Company are the production, distribution and sale of a diverse range of cannabis and cannabinoid-based products for both adult-use and medical purposes under a portfolio of distinct brands in Canada pursuant to the Cannabis Act, SC 2018, c 16 (the “Cannabis Act”), which came into effect on October 17, 2018 and regulates both the medical and adult-use cannabis markets in Canada. The Company has also expanded to jurisdictions outside of Canada where cannabis and/or hemp is federally lawful, permissible and regulated, and the Company, through its’ subsidiaries, operates in the United States, Germany, and certain other global markets. Additionally, the Company produces, distributes and sells a range of other consumer products globally, including vaporizers; beauty, skincare, wellness and sleep products; and sports nutrition beverages.

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

Going Concern

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company has certain material debt obligations coming due in the short-term, has suffered recurring losses from operations and requires additional financing to fund its business and operations. If the Company is unable to raise additional capital, it is possible that it will be unable to meet certain of its financial obligations. For example, the Company may not be able to satisfy the minimum liquidity covenant under its credit facility during its first quarter of fiscal year 2025, which breach could trigger an acceleration of its senior secured indebtedness. As of March 31, 2023, the Company had $467,957 in required principal repayments under debt obligations to be settled in cash due within the next 12 months, and cash flow from operations was negative throughout fiscal 2023. As of March 31, 2023, the Company had cash and cash equivalents of $677,007 and short-term investments of $105,595, which are predominantly invested in liquid securities issued by the United States government.

These matters, when considered in the aggregate raise substantial doubt about the Company’s ability to continue as a going concern for at least twelve months from the issuance of these consolidated financial statements.

In view of these matters, continuation as a going concern is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements and to raise additional capital, and the success of its future operations. The consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

Management plans to fund the operations and debt obligations of the Company through existing cash positions and proceeds from the sale of certain of the Company’s facilities. The Company is also currently evaluating several different strategies and intends to pursue actions that are expected to increase its liquidity position, including, but not limited to, pursuing additional actions under the Company's cost-savings plan, seeking additional financing from both the public and private markets through the issuance of equity and/or debt securities, and monetizing additional assets.

The Company's management cannot provide assurances that the Company will be successful in accomplishing any of its proposed financing plans. Management also cannot provide any assurance as to unforeseen circumstances that could occur within the next 12 months or, if the Company raises capital, thereafter, which could increase the Company’s need to raise additional capital on an immediate basis, which capital may not be available to the Company.

Restatement of Previously Issued Consolidated Financial Statements

In connection with the preparation of the Company’s consolidated financial statements for the year ended March 31, 2023, management of the Company identified certain trends in the booking of sales by the BioSteel Sports Nutrition Inc. (“BioSteel”) business unit for further review. The Company, together with independent external counsel and forensic accountants, and under the oversight of the Audit Committee (the “Audit Committee”) of the Board of Directors (the “Board”) of the Company, initiated an internal review of the financial reporting matters related to BioSteel (the “BioSteel Review”). On May 4, 2023, the Company, in consultation with the Audit Committee, concluded that the Company’s (i) audited consolidated financial statements for the fiscal year ended March 31, 2022, included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022 (the “2022 10-K”), and (ii) unaudited consolidated financial statements for the quarterly periods ended June 30, 2022, September 30, 2022 and December 31, 2022, included in the Company’s Quarterly Reports on Form 10-Q for such quarterly periods (collectively, the “Form 10-Qs” and together with the 2022 10-K, the “Prior Financial Statements”), should no longer be relied upon because of certain material misstatements contained in the Prior Financial Statements.

The BioSteel Review focused on the timing of revenue recognition in accordance with U.S. GAAP under ASC 606, Revenue from Contracts with Customers, and the correction of the misstatements has reduced certain revenues previously recognized and adjusted related balance sheet items in the Prior Financial Statements, including certain segment disclosures (the “Restatement Items”). A summary of the corrected misstatements is as follows:

Revenue Recognition

As a result of the BioSteel Review, misstatements in the Company's recognition of revenue pursuant to ASC 606 were identified, primarily in relation to the Company's "business-to-business" sales to customers in international markets, including wholesalers, distributors, and retailers. The Company concluded that revenue was incorrectly recognized in certain situations in which: (i) the product ordered by the customer had not been shipped, and therefore control of the product had not been transferred to the customer; (ii) the product was shipped without a legally enforceable written, oral or implied contract with the customer that specified each party's rights regarding the goods to be transferred and the payment terms; or (iii) product had been shipped, and ultimately not accepted by the customer, because the product did not have the required remaining shelf life to be sold through by the customer in a primary sales channel.

Redeemable noncontrolling interest in BioSteel

As a result of the misstatements related to BioSteel's recognition of revenue, the Company considered the impact on the redeemable noncontrolling interest in BioSteel and determined that its redemption value would decline for the year ended March 31, 2022, and for the quarterly periods ended June 30, 2022, September 30, 2022 and December 31, 2022. Additionally, the consideration the BioSteel shareholders and option holders received for the first tranche of the redeemable noncontrolling interest in the three months ended December 31, 2022 was based on a multiple of BioSteel's revenue which exceeded the contractual settlement consideration after correcting for the revenue misstatements. The excess has been recognized in the three months ended September 30, 2022 as an increase to the deficit for certain employee and non-employee shareholders, and as share-based compensation expense for certain employee and consultant option holders. No gain contingency has been recognized for the excess.

Goodwill

In considering the misstatements related to revenue recognition and the associated correction of these misstatements through the reduction of previously recognized revenue for BioSteel, the Company determined there to be an indicator of impairment for the BioSteel reporting unit as of September 30, 2022 and, as a result, the Company performed a quantitative interim goodwill impairment assessment for the BioSteel reporting unit as of September 30, 2022. The Company concluded that the carrying value of the BioSteel reporting unit was higher than its estimated fair value, and a goodwill impairment loss totaling $57,401 was recognized in the three months ended September 30, 2022, representing the entirety of the goodwill assigned to the BioSteel reporting unit. Accordingly, the Company has restated its Prior Financial Statements for the quarterly periods ended September 30, 2022 and December 31, 2022.

Impact of Restatement

The Company evaluated the materiality of these misstatements both qualitatively and quantitatively in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, and determined the effect of correcting these misstatements was material to the Prior Financial Statements. As a result of the material misstatements, we have restated our Prior Financial Statements in accordance with Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections (the “Restated Financial Statements”).

A reconciliation from the previously reported amounts in the Prior Financial Statements to the restated amounts in the Restated Financial Statements is provided for the impacted financial statement line items below for: (i) the consolidated balance sheet as of March 31, 2022; (ii) the consolidated statement of operations and comprehensive loss for the year ended March 31, 2022; (iii) the consolidated statement of shareholders’ equity for the year ended March 31, 2022; and (iv) the consolidated statement of cash flows for the year ended March 31, 2022. The previously reported amounts in the Prior Financial Statements are labeled as “As Previously

Reported” in the tables below. The amounts labelled “Restatement Adjustments” represent the effects of the restatement described above.

Also see Note 36, “Restatement of Previously Issued Unaudited Interim Condensed Consolidated Financial Statements.”

The following table presents the effect of the Restatement Items on the Company’s consolidated balance sheet as of March 31, 2022 (in thousands, except number of shares and per share data):

	March 31, 2022
	As Previously Reported	Restatement Adjustment	As Restated
Amounts receivable, net	$96,443	$(9,862)	$86,581
Inventory	204,387	152	204,539
Prepaid expenses and other assets	52,700	(80)	52,620
Total current assets	1,737,402	(9,790)	1,727,612
Total assets	5,615,050	(9,790)	5,605,260
Other liabilities	64,054	292	64,346
Total current liabilities	212,898	292	213,190
Total liabilities	1,984,553	292	1,984,845
Redeemable noncontrolling interest	36,200	(3,700)	32,500
Additional paid-in capital	2,519,766	1,480	2,521,246
Deficit	(6,370,337)	(7,862)	(6,378,199)
Total Canopy Growth Corporation shareholders' equity	3,589,956	(6,382)	3,583,574
Total shareholders' equity	3,594,297	(6,382)	3,587,915
Total liabilities and shareholders' equity	5,615,050	(9,790)	5,605,260

The correction of the revenue misstatement described above resulted in a decrease of $9,862 in amounts receivable, net, and a corresponding increase in the deficit. Additionally, the correction of the misstatement described above resulted in a decrease in redeemable noncontrolling interest of $3,700 and an increase in additional paid-in-capital of $1,480.

The following table presents the effect of the Restatement Items on the Company’s consolidated statement of operations and comprehensive loss for the year ended March 31, 2022 (in thousands, except number of shares and per share data):

	Year ended March 31, 2022
	As Previously Reported	Restatement Adjustment	As Restated
Revenue	$582,218	$(10,004)	$572,214
Net revenue	520,325	(10,004)	510,321
Cost of goods sold	713,379	78	713,457
Gross margin	(193,054)	(10,082)	(203,136)
Operating loss	(1,082,674)	(10,082)	(1,092,756)
Loss income before income taxes	(329,433)	(10,082)	(339,515)
Net loss	(320,485)	(10,082)	(330,567)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interest	(18,304)	(2,220)	(20,524)
Net loss attributable to Canopy Growth Corporation	(302,181)	(7,862)	(310,043)

Basic and diluted loss per share	$(0.77)	$(0.02)	$(0.79)
Basic and diluted weighted average common shares outstanding	391,324,285	-	391,324,285

Comprehensive loss:
Net loss	$(320,485)	$(10,082)	$(330,567)
Comprehensive loss	(344,657)	(10,082)	(354,739)
Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interest	(18,304)	(2,220)	(20,524)
Comprehensive loss attributable to Canopy Growth Corporation	(326,353)	(7,862)	(334,215)

The correction of the revenue misstatement described above resulted in a decrease of $10,004 in net revenue and an increase in the net loss attributable to noncontrolling interests and redeemable noncontrolling interest of $2,220. As a result, net loss attributable to Canopy Growth Corporation and comprehensive loss attributable to Canopy Growth Corporation were each impacted by $7,862.

The following table presents the effect of the Restatement Items on the Company’s consolidated statement of shareholders’ equity for the year ended March 31, 2022:

	March 31, 2022
	As Previously Reported	Restatement Adjustment	As Restated
Additional paid-in-capital - Redeemable noncontrolling interest	$(44,340)	$1,480	$(42,860)
Deficit	(6,370,337)	(7,862)	(6,378,199)
Total shareholders' equity	3,594,297	(6,382)	3,587,915

The correction of the revenue misstatement described above resulted in a decrease of $1,480 in additional paid-in-capital - redeemable noncontrolling interest, and an increase of $7,862 in the deficit. In total, the impact on total shareholders' equity was a decrease of $6,382.

The following table presents the effect of the Restatement Items on the Company’s consolidated statement of cash flows for the year ended March 31, 2022:

	Year ended March 31, 2022
	As Previously Reported	Restatement Adjustment	As Restated
Net loss	$(320,485)	$(10,082)	$(330,567)
Change in operating assets and liabilities, net of effects from purchases of businesses:
Amounts receivable	3,741	9,862	13,603
Inventory	173,189	(152)	173,037
Prepaid expenses and other assets	24,472	80	24,552
Other, including non-cash foreign currency	(10,189)	292	(9,897)
Net cash used in operating activities	(545,811)	-	(545,811)

The correction of the revenue misstatement described above resulted in no net change to net cash used in operating activities.

The following table presents the effect of the Restatement Items on the Company’s segmented information note for the year ended March 31, 2022:

	Year ended March 31, 2022
	As Previously Reported	Restatement Adjustment	As Restated
Segmented net revenue
Canada cannabis	$257,910	$-	$257,910
Rest-of-world cannabis	79,306	-	79,306
Storz & Bickel	85,410	-	85,410
BioSteel	44,626	(10,004)	34,622
This Works	32,296	-	32,296
Other	20,777	-	20,777
	$520,325	$(10,004)	$510,321
Segmented gross margin:
Canada cannabis	$(212,820)	$-	$(212,820)
Rest-of-world cannabis	(28,875)	-	(28,875)
Storz & Bickel	37,284		37,284
BioSteel	(5,640)	(10,082)	(15,722)
This Works	14,800		14,800
Other	2,197	-	2,197
	(193,054)	(10,082)	(203,136)
Operating loss	(1,082,674)	(10,082)	(1,092,756)
Loss before incomes taxes	$(329,433)	$(10,082)	$(339,515)

The correction of the revenue misstatement described above resulted in a decrease of $10,004 in revenue associated with the BioSteel reportable segment.

The remainder of the notes to the Company’s consolidated financial statements have been updated and restated, as applicable, to reflect the impacts of the restatement described above.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and all entities in which the Company either has a controlling voting interest or is the primary beneficiary of a variable interest entity. All intercompany accounts and transactions have been eliminated on consolidation.

Variable interest entities

A variable interest entity (“VIE”) is an entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support or is structured such that equity investors lack the ability to control the entity’s activities or do not substantially participate in the gains and losses of the entity. Upon inception of a contractual agreement, and thereafter, if a reconsideration event occurs, the Company performs an assessment to determine whether the arrangement contains a variable interest in an entity and whether that entity is a VIE. The primary beneficiary of a VIE is the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Under ASC 810 – Consolidations, where the Company concludes that it is the primary beneficiary of a VIE, the Company consolidates the accounts of that VIE.

Equity method investments

Investments accounted for using the equity method include those investments where the Company: (i) can exercise significant influence over the other entity and (ii) holds common stock and/or in-substance common stock of the other entity. Under the equity method, investments are carried at cost, and subsequently adjusted for the Company’s share of net income (loss), comprehensive income (loss) and distributions received from the investee. If the current fair value of an investment falls below its carrying amount, this may indicate that an impairment loss should be recorded. Any impairment losses recognized are not reversed in subsequent periods.

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

Cash equivalents and short-term investments

Cash equivalents consist of highly liquid investments with original maturities of three months or less. Investments with maturities or redemption dates greater than 90 days at the date of purchase are included in short-term investments.

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

Intangible assets

Finite lived intangible assets are recorded at cost less accumulated amortization and accumulated impairment losses.

Amortization is provided on a straight-line basis over the following terms:

Years
Intellectual property	5 - 15
Distribution channel	5 - 11
Operating licenses	5 - 8
Software and domain names	3 - 5
Brands	2 - 5

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

Year ended March 31, 2021

Until the three months ended March 31, 2021, the Company had two operating segments, which were also its reportable segments: (i) cannabis, hemp and other consumer products; and (ii) RIV Capital Inc. (formerly Canopy Rivers Inc.) (“RIV Capital”). The goodwill associated with all acquisitions was allocated to the one reporting unit within the cannabis, hemp and other consumer products operating and reportable segment, as this reporting unit held the acquired entities. The Company changed the structure of its internal management financial reporting in the three months ended March 31, 2021 (refer to Note 35), and accordingly, identified two operating and reportable segments: (i) global cannabis; and (ii) other consumer products. The reorganization of the Company’s reporting structure changed the composition of its reporting units and required that goodwill be reassigned to the reporting units using a relative fair value allocation approach. Assets and liabilities were also reassigned to the reporting units affected based on the assets that would be employed in, or the liabilities related to, the operations of each reporting unit, and the assets or liabilities that would be considered in determining the fair value of each reporting unit. After this reorganization, the Company’s reporting units with goodwill in the global cannabis segment included: (i) cannabis operations, and (ii) C3 Cannabinoid Compound Company GmbH (“C3”); and in the other consumer products segment included: (i) Storz & Bickel GmbH (“Storz & Bickel”); (ii) This Works Products Ltd. (“This Works”); and (iii) BioSteel.

Year ended March 31, 2022

In the three months ended March 31, 2022, the Company further changed the composition of its reporting units within the global cannabis segment as a result of: (i) the completion of the Company’s divestiture of its interest in C3 (the “C3 Divestiture”) (see Note 30(b)); and (ii) a strategic shift in the Company’s KeyLeaf Life Sciences (“KeyLeaf”) business to focus on non-cannabis extraction activities. Accordingly, goodwill was reassigned to the KeyLeaf reporting unit from the cannabis operations reporting unit, using the relative fair value allocation approach. There were no changes to the reporting units included in the Company’s other consumer products segment in the year ended March 31, 2022.

The Company performed its annual goodwill impairment test in the three months ended March 31, 2022, and recognized impairment losses in relation to its KeyLeaf and This Works reporting units. Refer to Note 15 for further details.

Year ended March 31, 2023

In the three months ended June 30, 2022, the Company recognized a goodwill impairment loss in relation to the cannabis operations reporting unit in the global cannabis segment, representing the entirety of the goodwill assigned to the cannabis operations reporting unit. In the three months ended September 30, 2022, following the completion of certain restructuring actions which were initiated in the three months ended March 31, 2022, and which were aligned with the Company’s strategic review of its business, the Company changed the structure of its internal management financial reporting and began reporting its financial results for the following five reportable segments: (i) Canada cannabis; (ii) Rest-of-world cannabis; (iii) Storz & Bickel; (iv) BioSteel; (v) This Works (see Note 35). There were no changes to the composition of the Company’s reporting units to which goodwill remains assigned resulting from the change in reportable segments.

The Company recognized goodwill impairment losses in the three months ended September 30, 2022 in relation to its This Works reporting unit and BioSteel reporting unit. In the three months ended March 31, 2023, the Company performed its annual goodwill impairment test and noted no additional impairments. Refer to Note 15 for further details.

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

Redeemable noncontrolling interest

Redeemable noncontrolling interest is presented as mezzanine equity. The balance of the redeemable noncontrolling interest is reported at the greater of the initial carrying amount adjusted for the redeemable noncontrolling interest’s share of earnings or losses and other comprehensive income or loss, or its estimated redemption value. The Company adjusts the carrying amount of the redeemable interest to the redemption amount each period, assuming the interest was redeemable at the balance sheet date with changes in fair value recorded in equity.

Revenue recognition

The Company’s cannabis revenue is comprised of sales of: (i) adult-use cannabis products in Canada, either to government agencies or third-party retailers under a “business-to-business” wholesale model, or directly to consumers through the Company’s network of retail stores and e-commerce platforms; and (ii) medical and other cannabis products in Canada and certain other countries. The Company’s other revenue is comprised of sales of vaporizers, beauty, wellness and sleep products, sports nutrition beverages, merchandise, and revenue from other sources.

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

Advertising

Advertising costs are expensed as incurred. Advertising expenses totaled $134,403, $104,221 and $72,377 in the years ended March 31, 2023, 2022, and 2021, respectively.

Research and development

Research and development costs are expensed as incurred. Research and development expenses totaled $21,718, $32,344, and $57,582 in the years ended March 31, 2023, 2022, and 2021, respectively.

Asset impairment and restructuring costs

Asset impairment and restructuring costs consist of property, plant and equipment, intangible asset and goodwill impairment charges, asset abandonment costs, contractual and other settlement costs, and employee-related and other restructuring costs recognized in connection with: (i) the restructuring of the Company’s global operations that commenced in the year ended March 31, 2020 and continued during the years ended March 31, 2021, March 31, 2022 and March 31, 2023; and (ii) other impairments. Refer to Note 6 for further details. When a long-lived asset is abandoned its carrying amount is adjusted to its salvage value, if any. In determining the salvage value of our long-lived assets, management considers information from manufacturers, historical data, and industry standards. In certain cases, management may obtain third party appraisals to estimate salvage value.

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

For awards with service and/or non-market based performance conditions, the amount of compensation expense recognized is based on the number of awards expected to vest, reflecting estimated expected forfeitures, and is adjusted to reflect those awards that do ultimately vest. For awards with performance conditions, the Company recognizes the compensation expense if and when the Company concludes that it is probable that the performance condition will be achieved. The Company reassesses the probability of achieving the performance condition at each reporting date. Restricted stock units (“RSUs”) that are settled in cash or common stock at the election of the employee are remeasured to fair value at the end of each reporting period until settlement. This fair value is based on the closing price of the Company’s common shares on the last business day before each period end.

Income taxes

Income taxes are comprised of current and deferred taxes. These taxes are accounted for using the liability method. Current tax is recognized in connection with income for tax purposes, unrealized tax benefits and the recovery of tax paid in a prior period and measured using the enacted tax rates and laws applicable to the taxation period during which the income for tax purposes arose. Deferred tax is recognized on the difference between the carrying amount of an asset or a liability, as reflected in the financial statements, and the corresponding tax base, used in the computation of income for tax purposes (“temporary difference”) and measured using the enacted tax rates and laws as at the balance sheet date that are expected to apply to the income that the Company expects to arise for tax purposes in the period during which the difference is expected to reverse. Management assesses the likelihood that a deferred tax asset will be realized and a valuation allowance is provided to the extent that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The determination of both current and deferred taxes reflects the Company’s interpretation of the relevant tax rules and judgement.

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

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing reported net income (loss) by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per share is computed by dividing earnings (loss) by the sum of the weighted average number of common shares and the number of dilutive potential common share equivalents outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common shares of the Company during the reporting periods. Potential dilutive common share equivalents consist of the incremental common shares issuable upon the exercise of warrants, vested share options, RSUs and the incremental shares issuable upon conversion of the convertible senior notes. As at March 31, 2023, March 31, 2022, and March 31, 2021, all instruments were anti-dilutive.

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

4. NEW ACCOUNTING POLICIES

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

The Company adopted ASU 2020-06 on April 1, 2022, using the modified retrospective approach with the cumulative effect recognized as an adjustment to the opening deficit balance, and, accordingly, prior period balances and disclosures have not been restated. Upon adoption of ASU 2020-06, the Supreme Debentures (as defined below) are accounted for under the separation model for a substantial premium instead of a beneficial conversion feature resulting in an increased debt discount to be amortized over the life of the instrument. The adoption of this guidance resulted in increased additional paid-in capital by $4,452, decreased long-term debt by $3,723, and decreased accumulated deficit by $729 for non-cash accretion expense prior to April 1, 2022.

5. CANOPY USA

Reorganization - Creation of Canopy USA

On October 24, 2022, Canopy Growth completed a number of strategic transactions in connection with the creation of Canopy USA, LLC ("Canopy USA"), a new U.S.-domiciled holding company (the “Reorganization”). Following the implementation of the Reorganization, Canopy USA, as of October 24, 2022, holds certain U.S. cannabis investments previously held by Canopy Growth, which is expected to enable Canopy USA, following, among other things, the Meeting (as defined below) and the exercise of the Acreage Option (as defined below), including the issuance of the Fixed Shares (as defined below) to Canopy USA, to consummate the acquisitions of Acreage Holdings, Inc. (“Acreage”), Mountain High Products, LLC, Wana Wellness, LLC and The Cima Group, LLC (collectively, “Wana” and each, a “Wana Entity”), and Lemurian, Inc. (“Jetty”). There were no changes recorded in the estimated fair values of the U.S. cannabis investments described below upon implementation of the Reorganization, and their transfer from Canopy Growth to Canopy USA.

Following the implementation of the Reorganization, as of October 24, 2022, Canopy USA holds an ownership interest in the following assets, among others:

•
Wana - The options to acquire 100% of the membership interests of Wana (the “Wana Options”), a leading cannabis edibles brand in North America.
•
Jetty - The options to acquire 100% of the shares of Jetty (the “Jetty Options”), a California-based producer of high-quality cannabis extracts and pioneer of clean vape technology.

Canopy Growth currently retains the option to acquire the issued and outstanding Class E subordinate voting shares (the “Fixed Shares”) of Acreage (the “Acreage Option”), representing approximately 70% of the total shares of Acreage, at a fixed share exchange ratio of 0.3048 of a common share of Canopy Growth per Fixed Share. Concurrently with the closing of the acquisition of the Fixed Shares pursuant to the exercise of the Acreage Option, the Fixed Shares will be issued to Canopy USA. In addition, Canopy USA has agreed to acquire all of the issued and outstanding Class D subordinate voting shares of Acreage (the “Floating Shares”) by way of a court-approved plan of arrangement (the “Floating Share Arrangement”) in exchange for 0.45 of a common share of Canopy Growth for each Floating Share held. Acreage is a leading vertically-integrated multi-state cannabis operator, with its main operations in densely populated states across the Northeast U.S. including New Jersey and New York.

In addition, as of October 24, 2022, Canopy USA held direct and indirect interests in the capital of TerrAscend Corp. (“TerrAscend”), a leading North American cannabis operator with vertically integrated operations and a presence in Pennsylvania, New Jersey, Michigan and California as well as licensed cultivation and processing operations in Maryland. Canopy USA’s direct and indirect interests in TerrAscend included: (i) 38,890,570 exchangeable shares in the capital of TerrAscend (the “TerrAscend Exchangeable Shares”), an option to purchase 1,072,450 TerrAscend common shares (the “TerrAscend Common Shares”) for an aggregate purchase price of $1.00 (the “TerrAscend Option”) and 22,474,130 TerrAscend Common Share purchase warrants previously held by Canopy Growth (the “TerrAscend Warrants”); and (ii) the debentures and loan agreement between Canopy Growth and certain TerrAscend subsidiaries.

On December 9, 2022, Canopy USA and certain limited partnerships that are controlled by Canopy USA entered into a debt settlement agreement with TerrAscend and certain of its subsidiaries whereby all of the debt obligations, including all principal and interest, were extinguished and all of the previously issued TerrAscend Warrants controlled by Canopy USA were cancelled in exchange for the issuance of 24,601,467 TerrAscend Exchangeable Shares and 22,474,130 new TerrAscend Warrants expiring on December 31, 2032. See Note 12 for further details.

Following the implementation of the Reorganization Canopy USA was determined to be a VIE pursuant to ASC 810 - Consolidations and prior to the completion of the Reorganization Amendments (as defined below), Canopy Growth was determined to be the primary beneficiary of Canopy USA. As a result of such determination and in accordance with ASC 810, Canopy Growth consolidated the financial results of Canopy USA. On May 19, 2023, the Company and Canopy USA restructured the Company’s interests in Canopy USA by implementing the Reorganization Amendments such that the Company does not expect to consolidate the financial results of Canopy USA within the Company’s financial statements in accordance with U.S. GAAP. Refer to discussion below for further information regarding the Reorganization Amendments.

Ownership of U.S. Cannabis Investments

Following the implementation of the Reorganization, the shares and interests in Acreage, Wana, Jetty and TerrAscend are held, directly or indirectly, by Canopy USA, and Canopy Growth no longer holds a direct interest in any shares or interests in such entities, other than the Acreage Option. Canopy Growth holds non-voting and non-participating shares (the “Non-Voting Shares”) in the capital of Canopy USA. The Non-Voting Shares do not carry voting rights, rights to receive dividends or other rights upon dissolution of Canopy USA. Following the Reorganization Amendments, the Non-Voting Shares are convertible into Class B shares of Canopy USA (the “Canopy USA Class B Shares”). The Company also has the right (regardless of the fact that its Non-Voting Shares are non-voting and non-participating) to appoint one member to the Canopy USA board of managers (the "Canopy USA Board").

As of March 31, 2023, a third party investor owned all of the issued and outstanding Class A shares of Canopy USA (the “Canopy USA Common Shares”) and a wholly-owned subsidiary of the Company holds Non-Voting Shares in the capital of Canopy USA, representing approximately more than 99% of the issued and outstanding shares in Canopy USA on an as-converted basis.

On October 24, 2022, Canopy USA and the Company also entered into an agreement with, among others, Nancy Whiteman, the controlling shareholder of Wana, which was amended and restated on May 19, 2023, whereby subsidiaries of Canopy USA agreed to pay additional consideration in order to acquire the Wana Options and the future payments owed in connection with the exercise of the Wana Options (as described in Note 12) will be reduced to US$3.00 in exchange for the issuance of Canopy USA Common Shares and Canopy Growth common shares (the “Wana Amending Agreement”). In accordance with the terms of the Wana Amending Agreement, Canopy USA Common Shares and Canopy Growth common shares will be issued to the shareholders of Wana, each with a value equal to 7.5% of the fair market value of Wana as of the later of: (i) the date that the Wana Options are exercised; and (ii) the T1 Investment (as defined below) closing date (the “Wana Valuation Date”) less any net debt of Wana as of the Wana Valuation Date plus any net cash of Wana as of Wana Valuation Date. The value of Wana and the number of Canopy USA Common Shares will be determined based on the fair market value of Wana and the Canopy USA Common Shares, respectively, as determined by an appraiser appointed by the Company and an appraiser appointed by the shareholders of Wana (and, if required, a third appraiser to be appointed by the initial two appraisers). The Canopy USA Common Shares and Canopy Growth common shares will only be issued to Ms. Whiteman, or entities controlled by Ms. Whiteman, on the later of: (i) the date of exercise of the Wana Options and (ii) the date that CBG Holdings LLC (“CBG”) and Greenstar Canada Investment Limited Partnership (“Greenstar”), indirect, wholly-owned subsidiaries of Constellation Brands, Inc. (“CBI”), have converted their Canopy Growth common shares into Exchangeable Shares (as defined below). The Wana Amending Agreement may be terminated and no Canopy USA Common Shares or Canopy Growth common shares will be issued to Ms. Whiteman, or entities controlled by Ms. Whiteman in the event that CBG and Greenstar have not converted their Canopy Growth common shares into Exchangeable Shares by the later of: (i) sixty days after the Meeting; or (ii) March 31, 2023. The Canopy USA Common Shares issuable to Ms. Whiteman, or entities controlled by Ms. Whiteman, will also be subject to a repurchase right exercisable at any time after the 36 month anniversary of the closing of the transaction contemplated by the Wana Amending Agreement (the “Wana Repurchase Right”) to repurchase all Canopy USA Common Shares that have been issued at a price per Canopy USA Common Share equal to the fair market value as determined by an appraiser. As part of this agreement, Canopy USA has granted Ms. Whiteman the right to appoint one member to the Canopy USA Board and a put right on the same terms and conditions as the Wana Repurchase Right.

Canopy Growth and Canopy USA have also entered into a protection agreement (the "Protection Agreement") to provide for certain covenants in order to preserve the value of the Non-Voting Shares held by Canopy Growth until such time as the Non-Voting Shares are converted in accordance with their terms, but does not provide Canopy Growth with the ability to direct the business, operations or activities of Canopy USA. The Protection Agreement was amended and restated in connection with the Reorganization Amendments (the "A&R Protection Agreement").

Upon closing of Canopy USA’s acquisition of Acreage, Canopy Growth will receive additional Non-Voting Shares from Canopy USA in consideration for the issuance of common shares of the Company that shareholders of Acreage will receive in accordance with the terms of the Existing Acreage Arrangement Agreement (as defined below) and the Floating Share Arrangement Agreement.

Until such time as Canopy Growth converts the Non-Voting Shares into Canopy USA Class B Shares, Canopy Growth will have no economic or voting interest in Canopy USA, Wana, Jetty, TerrAscend, or Acreage. Canopy USA, Wana, Jetty, TerrAscend, and Acreage will continue to operate independently of Canopy Growth.

Acreage Agreements

On October 24, 2022, Canopy Growth entered into an arrangement agreement with Canopy USA and Acreage, as amended (the “Floating Share Arrangement Agreement”), pursuant to which, subject to approval of the holders of the Floating Shares and the terms and conditions of the Floating Share Arrangement Agreement, Canopy USA will acquire all of the issued and outstanding Floating Shares by way of a court-approved plan on arrangement under the Business Corporations Act (British Columbia) (the “Floating Share Arrangement”) in exchange for 0.45 of a Company common share for each Floating Share held. In connection with the Floating Share Arrangement Agreement, Canopy Growth has irrevocably waived the Acreage Floating Option (as defined below) existing under the Existing Acreage Arrangement Agreement.

On October 24, 2022, Canopy Growth and Canopy USA entered into voting support agreements with certain of Acreage’s directors, officers and consultants pursuant to which such persons have agreed, among other things, to vote their Floating Shares in favor of the Floating Share Arrangement, representing approximately 7.3% of the issued and outstanding Floating Shares.

In addition to shareholder and court approvals, the Floating Share Arrangement is subject to approval of the Amendment Proposal (as defined below) and applicable regulatory approvals including, but not limited to, Toronto Stock Exchange (“TSX”) approval and the satisfaction of certain other closing conditions customary in transactions of this nature. The Floating Share Arrangement received the requisite approval from the holders of Floating Shares at the special meeting of Acreage shareholders held on March 15, 2023 and on March 20, 2023 Acreage obtained a final order from the Supreme Court of British Columbia approving the Floating Share Arrangement. On March 17, 2023, the Floating Share Arrangement Agreement was amended to extend the Exercise Outside Date (as defined in the Floating Share Arrangement Agreement) from March 31, 2023 to May 31, 2023 and on May 31, 2023 the Floating Share Arrangement Agreement was further amended to extend the Exercise Outside Date to August 31, 2023. The completion of the Floating Share Arrangement is subject to satisfaction or, if permitted, waiver of certain closing conditions, including, among others, approval of the Amendment Proposal on or prior to the Exercise Outside Date.

It is intended that Canopy Growth’s existing option to acquire the Fixed Shares on the basis of 0.3048 of a Company common share per Fixed Share will be exercised after the Meeting in accordance with the terms of the arrangement agreement dated April 18, 2019, as amended on May 15, 2019, September 23, 2020 and November 17, 2020 (the “Existing Acreage Arrangement Agreement”). Canopy Growth will not hold any Fixed Shares or Floating Shares. Completion of the acquisition of the Fixed Shares following exercise of the Acreage Option is subject to the satisfaction of certain conditions set forth in the Existing Acreage Arrangement Agreement. The acquisition of the Floating Shares pursuant to the Floating Share Arrangement is anticipated to occur immediately prior to the acquisition of the Fixed Shares pursuant to the Existing Acreage Arrangement Agreement in late 2023 such that 100% of the issued and outstanding shares of Acreage will be owned by Canopy USA on closing of the acquisition of both the Fixed Shares and the Floating Shares.

In addition, the Company entered into additional agreements related to Acreage that are described in Note 12.

Special Shareholder Meeting

In connection with the Reorganization, Canopy Growth expects to hold a special meeting of shareholders (the “Meeting”) at which Canopy Growth shareholders will be asked to consider and, if deemed appropriate, to pass a special resolution authorizing an amendment to its articles of incorporation, as amended (the “Amendment Proposal”), in order to: (i) create and authorize the issuance of an unlimited number of a new class of non-voting and non-participating exchangeable shares in the capital of Canopy Growth (the “Exchangeable Shares”); and (ii) restate the rights of the Company’s common shares to provide for a conversion feature whereby each common share may at any time, at the option of the holder, be converted into one Exchangeable Share. The Exchangeable Shares will not carry voting rights, rights to receive dividends or other rights upon dissolution of Canopy Growth but will be convertible into common shares.

The Amendment Proposal must be approved by at least 66⅔% of the votes cast on a special resolution by Canopy Growth’s shareholders present in person or represented by proxy at the Meeting.

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

In the event the Amendment Proposal is approved, and subject to the conversion by CBI of their Canopy Growth common shares into Exchangeable Shares, Canopy USA is expected to exercise the Wana Options and the Jetty Options. In the event the Amendment Proposal is not approved, Canopy USA will not be permitted to exercise its rights to acquire shares of Wana or Jetty and the Floating Share Arrangement Agreement will be terminated. In such circumstances, Canopy will retain the Acreage Option under the Existing Acreage Arrangement Agreement and Canopy USA will continue to hold the Wana Options and the Jetty Options, as well as the TerrAscend Exchangeable Shares and other securities in the capital of TerrAscend. In addition, the Company is contractually required to cause Canopy USA to exercise its repurchase right to acquire the Canopy USA Common Shares held by the third party investors.

Balance Sheet Actions

On October 24, 2022, Canopy Growth entered into agreements with certain of its lenders under its term loan credit agreement dated March 18, 2021 (the “Credit Agreement”) pursuant to which Canopy Growth agreed to tender US$187,500 of the principal amount outstanding thereunder at a discounted price of US$930 per US$1,000 or US$174,375 in the aggregate (the “Paydown”). The first payment of $117,528 (US$87,852) was made on November 10, 2022 to reduce the principal indebtedness by $126,324 (US$94,427). The second payment of $116,847 (US$87,213) was made on April 17, 2023 to reduce principal indebtedness by $125,606 (US$93,750). See Note 17 for further details.

Canopy Growth also agreed with its lenders to amend certain terms of the Credit Agreement (collectively, the “Credit Agreement Amendments”). The Credit Agreement Amendments include, among other things: (i) reductions to the minimum Liquidity (as defined in the Credit Agreement) covenant to US$100,000; (ii) certain changes to the application of net proceeds from asset sales; (iii) the establishment of a new committed delayed draw term credit facility in an aggregate principal amount of US$100,000; and (iv) the elimination of the additional US$500,000 incremental term loan facility.

Relationship with CBI

In connection with the Reorganization, CBI has indicated its current intention to convert all of its common shares of the Company into Exchangeable Shares, conditional upon the approval of the Amendment Proposal. However, any decision to convert will be made by CBI in its sole discretion, and CBI is not obligated to effect any such conversion.

In connection with the foregoing, on October 24, 2022, Canopy Growth entered into a consent agreement with CBG and Greenstar (the “Third Consent Agreement”), pursuant to which the parties agreed, among other things, that following the conversion by CBG and Greenstar of their respective Canopy Growth common shares into Exchangeable Shares, other than the Third Consent Agreement and the termination rights contained therein and the Canopy Notes held by Greenstar, all agreements between Canopy Growth and CBI, including the Second Amended and Restated Investor Rights Agreement, dated as of April 18, 2019, by and among certain wholly-owned subsidiaries of CBI and Canopy Growth (the “Second Amended and Restated Investor Rights Agreement”), will be terminated. Pursuant to the terms of the Third Consent Agreement, CBG and Greenstar also agreed, among other things, that at the time of the conversion by CBG and Greenstar of their Canopy Growth common shares into Exchangeable Shares, (i) CBG will surrender the warrants held by CBG to purchase 139,745,453 common shares for cancellation for no consideration; and (ii) all nominees of CBI that are currently sitting on the board of directors of Canopy Growth (the “Board”) will resign from the Board. In addition, pursuant to the Third Consent Agreement and following the Reorganization Amendments, Canopy Growth is contractually required to convert its Non-Voting Shares into Canopy USA Class B Shares and cause Canopy USA to repurchase the Canopy USA Common Shares held by certain third-party investors in Canopy USA in the event CBG and Greenstar have not converted their respective common shares into Exchangeable Shares by the later of: (i) sixty days after the Meeting; or (ii) February 28, 2023 (the “Termination Date”). The Third Consent Agreement will automatically terminate on the Termination Date.

In the event that CBI does not convert its Canopy Growth common shares into Exchangeable Shares, Canopy USA will not be permitted to exercise its rights to acquire the Fixed Shares from the Company or exercise its rights under the Wana Options or Jetty Options, and the Floating Share Arrangement Agreement will be terminated. In such circumstances, Canopy Growth will retain the Acreage Option under the Existing Acreage Arrangement Agreement and Canopy USA will continue to hold the Wana Options and the Jetty Options, as well as the TerrAscend Exchangeable Shares and other securities in the capital of TerrAscend. If CBI does not convert its Canopy Growth common shares into Exchangeable Shares, the Company is also contractually required to cause Canopy USA to exercise its repurchase right to acquire the Canopy USA Common Shares held by the third party investors.

Amendments to Canopy USA Structure

The Company is committed to both optimizing the value of Canopy USA and remaining in compliance with the Nasdaq listing requirements. The Company and Canopy USA effectuated certain changes to the initial structure of the Company’s interest in Canopy USA such that the Company does not expect to consolidate the financial results of Canopy USA within the Company’s financial statements. These changes included, among other things, modifying the terms of the Protection Agreement between the Company, its wholly-owned subsidiary and Canopy USA as well as the terms of Canopy USA’s limited liability company agreement and amending the terms of certain agreements with third-party investors in Canopy USA to eliminate any rights to guaranteed returns (collectively, the “Reorganization Amendments”). See Note 37 for further details relating to the Reorganization Amendments.

6. ASSET IMPAIRMENT AND RESTRUCTURING COSTS

Year ended March 31, 2023

Restructuring and other charges

In the year ended March 31, 2023, the Company recognized impairment charges associated with its announcement, in the three months ended March 31, 2023, of a series of comprehensive steps to align its Canadian cannabis operations and resources in response to unfavorable market realities. These actions include:

•
Transitioning to an asset-light model by: (i) exiting cannabis flower cultivation in the Company’s Smiths Falls, Ontario facility; (ii) ceasing the sourcing of cannabis flower from the Company’s Mirabel, Quebec facility; and (iii) consolidating cultivation at the Company’s existing facilities in Kincardine, Ontario and Kelowna, British Columbia; and
•
Moving to an adaptive third-party sourcing model for all cannabis beverages, edibles, vapes, and extracts which will enable the Company to select and bring to market new product formats without the required investment in research and development and production footprint.

As a result of the aforementioned changes, the Company intends to close and sell the 1 Hershey Drive facility in Smiths Falls, Ontario, consolidate flower, pre-rolled joints, softgel, and oil manufacturing in the Company’s current beverage production facility in Smiths Falls, Ontario, and reduced headcount across the business. We also intend to rationalize our cannabis extraction activities across Canada. Additionally, in March 2023, the Company completed the purchase of the remaining 45% of the common shares of Les Serres Vert Cannabis Inc. (“Vert Mirabel”) for consideration consisting of cash and the Company’s common shares, thereby increasing the Company’s interest in the entity to 100%. In connection with that acquisition, the Company terminated its lease for the facility in Mirabel, Quebec and is ceasing the sourcing of cannabis flower from the Mirabel, Quebec facility.

The Company also recognized impairment charges associated with the divestiture of the Company’s retail operations pursuant to the OEGRC Transaction and the FOUR20 Transaction (as each terms is defined below), as described in Note 30(a) below. Additionally, the Company: (i) recognized incremental costs primarily associated with the restructuring actions completed in the year ended March 31, 2022, including the closure of certain of its Canadian production facilities, and other operational changes initiated in the three months ended March 31, 2022, as described below in our summary of restructuring actions in the year ended March 31, 2022; and (ii) employee-related restructuring charges associated with actions completed in the three months ended December 31, 2022 and three months ended March 31, 2023 as part of the Company’s ongoing program to align general and administrative costs with business objectives, and further streamline the Company’s operations.

The Company recorded total inventory write-downs and associated restructuring charges of $90,485 in the year ended March 31, 2023, related primarily to: (i) the aforementioned strategic changes to our business that were initiated in the three months ended March 31, 2023, including the closure of our production facility at 1 Hershey Drive in Smiths Falls, Ontario; (ii) the strategic changes to our business initiated in fiscal 2022, including the shift to a contract manufacturing model for certain product formats and the closure of certain of our production facilities; and (ii) charges associated with certain contract manufacturing agreements held by BioSteel that are not expected to occur past the year ended March 31, 2023.

As a result of these actions, the Company recognized aggregate pre-tax charges of $547,533 in the year ended March 31, 2023, and reduced headcount by approximately 800 full-time positions.

Other impairments

The other impairment charges described below related to goodwill and intangible assets are in addition to the restructuring and impairment costs described above and which are associated with the Company’s restructuring actions.

Goodwill

In the year ended March 31, 2023, the Company recognized goodwill impairment charges totaling $1,785,080 as follows: (i) $1,725,368 was recorded in the three months ended June 30, 2022 in relation to the Company’s cannabis operations reporting unit in the Canada cannabis segment; (ii) $57,401 was recorded in the three months ended September 30, 2022 in relation to the Company’s BioSteel reporting unit; and (iii) $2,311 was recorded in the three months ended September 30, 2022 in relation to the Company’s This Works reporting unit. Refer to Note 15 for further details.

Intangible assets

In the year ended March 31, 2023, the Company recognized asset impairment losses totaling $14,614 in connection with certain acquired brand intangible assets, primarily within our Canada cannabis segment.

A summary of the pre-tax charges totaling $2,347,227 recognized in connection with the Company’s restructuring actions and other impairments is as follows:

	Year ended March 31, 2023
	Restructuring and other charges	Other impairments	Total
Costs recorded in cost of goods sold:
Inventory write-downs and other charges	$90,485	$-	$90,485

Costs recorded in operating expenses:
Impairment of property, plant and equipment	376,176	-	376,176
Impairment of intangible assets	27,399	14,614	42,013
Impairment of goodwill	-	1,785,080	1,785,080
Contractual and other settlement obligations	18,427	-	18,427
Employee-related and other restructuring costs	35,046	-	35,046
Asset impairment and restructuring costs	457,048	1,799,694	2,256,742

Total restructuring, asset impairments and related costs	$547,533	$1,799,694	$2,347,227

Costs recorded in cost of goods sold

In the year ended March 31, 2023, the Company recognized charges of $90,485 relating to inventory write-downs and associated restructuring charges, as described above.

Costs recorded in operating expenses

The Company recognized asset impairment and restructuring costs of $457,048 million in the year ended March 31, 2023 as a result of the restructuring actions described above. The Company impaired certain production facilities, right-of-use assets, and operating license and intellectual property intangible assets, and a loss totaling $403,575 was recognized in the year ended March 31, 2023, representing the difference between the net book value of the long-lived assets and their estimated salvage or fair value. Of this loss, $376,176 related to property, plant and equipment, and related primarily to buildings and greenhouses, production and warehouse equipment, and right-of-use assets, and $27,399 related to operating license and intellectual property intangible assets.

In the year ended March 31, 2023, the Company recognized contractual and other settlement obligations of $18,427, and employee-related and other restructuring costs of $35,046.

Year Ended March 31, 2022

Restructuring and other charges

In the year ended March 31, 2022, the Company recorded charges associated with operational changes resulting from its continuing strategic review of its business. The Company recorded charges in the three months ended June 30, 2021 related to a strategic review of the business conducted as a result of acquisitions completed in that period (see Note 29(b)), which resulted in the closure of the Company’s Niagara-on-the-Lake, Ontario and Langley, British Columbia facilities. In the three months ended March 31, 2022, the Company recorded further charges related to further restructuring actions aligned to its strategic review of the business, which included: (i) reducing cultivation costs in the Canadian adult-use cannabis business through cultivation-related efficiencies and facility improvements; (ii) implementing a flexible manufacturing platform, including contract manufacturing for certain product formats; (iii) right-sizing indirect costs and generating efficiencies across the Company’s supply chain and procurement; (iv) aligning general and administrative costs with short-term business expectations; and (v) further streamlining the organization to drive process-related efficiencies.

The Company also recorded charges associated with changes in the estimated fair value of certain of the Company’s Canadian sites that were closed in December 2020, and costs associated with the closure of those sites. Refer to discussion below for restructuring actions in the year ended March 31, 2021.

The Company recorded total inventory write-downs and associated restructuring charges of $123,669 in the year ended March 31, 2022, related primarily to: (i) the aforementioned strategic changes to our business, including the shift to a contract manufacturing model for certain product formats and the closure of certain of our production facilities; and (ii) amounts deemed excess based on current and projected market demand.

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

Year Ended March 31, 2021

Restructuring and other charges

In the three months ended June 30, 2020, the Company completed certain of the restructuring actions that had commenced in the year ended March 31, 2020, including completing the exit of the Company’s operations in South Africa and Lesotho, and the Company recorded final adjustments related to changes in certain estimates recorded at March 31, 2020. In addition, the Company incurred additional costs related primarily to the rationalization of its marketing organization in April 2020. In the three months ended September 30, 2020, the Company recorded: (i) adjustments related to changes in the estimated fair value of certain of its Canadian production facilities from March 31, 2020, and (ii) charges related to rationalizing certain research and development activities.

In December 2020, as the partial outcome of an ongoing end-to-end strategic review of its operations, the Company announced a series of Canadian operational changes designed to streamline its operations and further improve its gross margins. The Company has ceased operations at its sites in St. John’s, Newfoundland and Labrador; Fredericton, New Brunswick; Edmonton, Alberta; Bowmanville, Ontario; as well as its outdoor cannabis grow operations in Saskatchewan. As a result of these restructuring actions, the Company reduced headcount by approximately 220 full-time positions, and abandoned or impaired certain of its production facilities and intangible assets. Additionally, the Company: (i) completed the sale of its production facilities in Aldergrove and Delta, British Columbia in December 2020 and January 2021, respectively, for combined proceeds of $40,650; and (ii) recorded additional charges related to the shifting of the Company’s strategy in Latin America, which the Company commenced in the three months ended March 31, 2020.

In addition to recording adjustments associated with changes in certain estimates related to the closure of its Canadian production facilities, in the three months ended March 31, 2021, the Company recognized costs associated with the closure of the production facilities, and rationalizing certain licensing arrangements. This included: (i) the impairment of the Company’s equity method investment in the More Life Growth Company (“More Life”) in the amount of $10,300; (ii) the difference between the termination payment made by the Company to More Life, and the remaining minimum royalty obligations owing to More Life that were derecognized (refer to Note 29(d); and (iii) charges associated with terminating a licensing agreement with a third party (which included derecognizing the remaining minimum royalty obligations owing to the third party in the amount of $18,810).

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

7. CASH AND CASH EQUIVALENTS

The components of cash and cash equivalents are as follows:

	March 31,	March 31,
	2023	2022
Cash	$462,460	$470,682
Cash equivalents	214,547	305,323
	$677,007	$776,005

8. SHORT-TERM INVESTMENTS

The components of short-term investments are as follows:

	March 31,	March 31,
	2023	2022
Government securities	$60,226	$22,253
Term deposits	30,000	319,092
Commercial paper and other	15,369	254,306
	$105,595	$595,651

The amortized cost of short-term investments at March 31, 2023 is $107,661 (March 31, 2022 – $599,862).

9. AMOUNTS RECEIVABLE, NET

The components of amounts receivable, net are as follows:

	March 31,	March 31,
	2023	2022
		(As Restated)
Accounts receivable, net	$66,820	$68,197
Indirect taxes receivable	11,544	7,524
Interest receivable	3,966	4,406
Other receivables	11,657	6,454
	$93,987	$86,581

Included in the accounts receivable, net balance at March 31, 2023 is an allowance for doubtful accounts of $9,296 (March 31, 2022 – $4,764).

10. INVENTORY

The components of inventory are as follows:

	March 31,	March 31,
	2023	2022
Raw materials, packaging supplies and consumables	$28,982	$26,821
Work in progress	34,104	65,245
Finished goods	85,815	112,473
	$148,901	$204,539

In the year ended March 31, 2023, the Company recorded write-downs related to inventory in cost of goods sold of $82,756 (year ended March 31, 2022 – $237,147).

11. PREPAID EXPENSES AND OTHER ASSETS

The components of prepaid expenses and other assets are as follows:

	March 31,	March 31,
	2023	2022
Prepaid expenses	$27,460	$22,961
Deposits	1,734	10,145
Prepaid inventory	690	449
Other assets	10,115	19,065
	$39,999	$52,620

12. OTHER FINANCIAL ASSETS

The following tables outline changes in other financial assets. Additional details on how the fair value of significant investments are calculated are included in Note 24.

					Foreign
		Balance at			currency		Balance at
		March 31,		Fair value	translation		March 31,
Entity	Instrument	2022	Additions	changes	adjustments	Other	2023
Acreage[1]	Fixed Shares option and Floating Shares agreement	$-	$-	$55,382	$-	$-	$55,382
TerrAscend Exchangeable Shares	Exchangeable shares	229,000	51,000	(186,489)	(511)	-	93,000
TerrAscend Canada - October 2019	Term loan / debenture	10,280	-	(146)	-	(10,134)	-
TerrAscend Canada - March 2020	Term loan / debenture	49,890	-	(4,804)	-	(45,086)	-
Arise Bioscience	Term loan / debenture	13,343	-	(1,767)	1,268	(12,844)	-
TerrAscend - October 2019	Warrants	3,730	-	(3,372)	-	(358)	-
TerrAscend - March 2020	Warrants	60,740	-	(46,376)	-	(14,364)	-
TerrAscend - December 2020	Warrants	3,460	-	(2,246)	-	(1,214)	-
TerrAscend - December 2022	Warrants	-	33,000	(7,000)	-	-	26,000
TerrAscend	Option	6,300	-	(4,700)	-	-	1,600
Wana	Option	372,343	-	(154,936)	21,671	-	239,078
Jetty	Options	-	90,120	(19,915)	4,809	-	75,014
Acreage Hempco[1]	Debenture	28,824	-	2,361	2,295	(4,218)	29,262
Acreage Debt Option Premium	Option	-	38,048	(3,041)	472	-	35,479
Acreage Tax Receivable Agreement	Other	-	41,491	(38,035)	(347)	-	3,109
Other - at fair value through net income (loss)	Various	10,396	-	(9,031)	505	-	1,870
Other - classified as held for investment	Loan receivable	12,022	-	-	-	(3,524)	8,498
		$800,328	$253,659	$(424,115)	$30,162	$(91,742)	$568,292

1Refer to Note 31 for information regarding the Acreage Arrangement and Acreage Hempco.

For information regarding the Reorganization, see Note 5. Following the implementation of the Reorganization, Canopy USA, as of October 24, 2022, holds and ownership interest in certain U.S. cannabis investments previously held by the Company, including, among others, interests in the Floating Shares of Acreage, Wana, Jetty and TerrAscend.

					Foreign		Exercise of
		Balance at			currency		options /	Balance at
		March 31,		Fair value	translation	Interest	disposal	March 31,
Entity	Instrument	2021	Additions	changes	adjustments	income	of shares /	2022
TerrAscend Exchangeable Shares	Exchangeable shares	$385,000	$-	$(156,000)	$-	$-	$-	$229,000
TerrAscend Canada - October 2019	Term loan / debenture	10,240	-	835	-	(795)	-	10,280
TerrAscend Canada - March 2020	Term loan / debenture	56,330	-	(1,528)	-	(4,912)	-	49,890
Arise Bioscience	Term loan / debenture	13,077	-	308	(42)	-	-	13,343
TerrAscend - October 2019	Warrants	17,250	-	(13,520)	-	-	-	3,730
TerrAscend - March 2020	Warrants	152,910	-	(92,170)	-	-	-	60,740
TerrAscend - December 2020	Warrants	13,240	-	(9,780)	-	-	-	3,460
TerrAscend	Option	10,600	-	(4,300)	-	-	-	6,300
Wana	Option	-	442,227	(74,639)	4,755		-	372,343
Acreage Hempco[1]	Debenture	27,448	-	5,337	(94)	(3,867)	-	28,824
Other - at fair value through net income (loss)	Various	14,887	6,457	(10,652)	(204)	-	(92)	10,396
Other - classified as held for investment	Loan receivable	7,185	5,000	-	-	-	(163)	12,022
		$708,167	$453,684	$(356,109)	$4,415	$(9,574)	$(255)	$800,328

1Refer to Note 31 for information regarding the Acreage Arrangement and Acreage Hempco.

TerrAscend Financial Instruments

TerrAscend Exchangeable Shares

TerrAscend is a publicly traded licensed producer. The TerrAscend Exchangeable Shares will only become convertible into common shares following changes in U.S. federal laws regarding the cultivation, distribution or possession of cannabis, the compliance of TerrAscend with such laws and the approval of the various securities exchanges upon which the issuer’s securities are listed. The TerrAscend Exchangeable Shares are not transferrable or monetizable until exchanged into common shares. In the interim, the Company will not be entitled to voting rights, dividends or other rights upon dissolution of TerrAscend. As a result, the Company does not have significant influence over TerrAscend and accounts for the TerrAscend Exchangeable Shares as a financial asset at estimated fair value with any changes recorded in other income (expense), net. At March 31, 2023 the estimated fair value of the TerrAscend Exchangeable Shares, including the 24,601,467 TerrAscend Exchangeable Shares received as part of the TerrAscend Arrangement (as described below), was $93,000 (March 31, 2022 – $229,000).

TerrAscend Canada Term Loan, Debenture, and TerrAscend Warrants – October 2019

On October 2, 2019, RIV Capital completed a $13,243 (US$10,000) investment in TerrAscend Canada Inc. (“TerrAscend Canada”), a wholly-owned subsidiary of TerrAscend. The investment included a term loan (the “TerrAscend Canada October 2019 Term Loan”) pursuant to a secured debenture and 2,559,437 TerrAscend Warrants. As part of the completion of the plan of arrangement with RIV Capital, as described in Note 30(c), Canopy Growth acquired the TerrAscend Canada October 2019 Term Loan and associated TerrAscend Warrants from RIV Capital’s wholly-owned subsidiary, RIV Capital Corporation (formerly Canopy Rivers Corporation) (“RCC”). On December 9, 2022, the date on which the TerrAscend Arrangement (as described below) was completed, the estimated fair value of the TerrAscend Canada October 2019 Term Loan was $10,749 (March 31, 2022 – $10,280), and the estimated fair value of the associated TerrAscend Warrants was $380 (March 31, 2022 – $3,730).

TerrAscend Canada Term Loan, Debenture, and TerrAscend Warrants – March 2020

On March 11, 2020, Canopy Growth completed an $80,526 investment in TerrAscend Canada. The investment included a term loan pursuant (the “TerrAscend Canada March 2020 Term Loan”) to a secured debenture with an estimated fair value at inception of $54,800 and 17,808,975 TerrAscend Warrants with an estimated fair value at inception of $25,626. On December 9, 2022, the date on which the TerrAscend Arrangement (as described below) was completed, the estimated fair value of the TerrAscend Canada March 2020 Term Loan was $47,820 (March 31, 2022 – $49,890) and the associated TerrAscend Warrants had an estimated fair value of $15,235 (March 31, 2022 – $60,740).

Arise Bioscience Term Loan, Debenture, and TerrAscend Warrants – December 2020

On December 10, 2020, the Company entered into a loan financing agreement with Arise Bioscience, Inc. (“Arise Bioscience”), a wholly owned subsidiary of TerrAscend, in the amount of $25,478 (US$20,000). The investment included a term loan (the “Arise Term Loan”) pursuant to a secured debenture with an estimated fair value at inception of $11,758 and 2,105,718 TerrAscend Warrants with an estimated fair value at inception of $13,720. On December 9, 2022, the date on which the TerrAscend Arrangement (as described below) was completed, the estimated fair value of the Arise Term Loan was $13,622 (March 31, 2022 - $13,343 and the associated TerrAscend Warrants had an estimated fair value of $1,288 (March 31, 2022 – $3,460).

Until December 9, 2022, the date on which the TerrAscend Arrangement (as described below) was completed, the Company accounted for the TerrAscend Canada October 2019 Term Loan, the TerrAscend Canada March 2020 Term Loan, and the Arise Term Loan and associated TerrAscend Warrants as financial assets at estimated fair value, with any changes recorded in other income (expense), net.

TerrAscend Option

On January 13, 2021, the Company entered into the TerrAscend Option for aggregate consideration of US$10,529 ($13,445). The Company accounts for this instrument as a financial asset at estimated fair value, with any changes recorded in other income (expense), net. At March 31, 2023 the estimated fair value of the TerrAscend Option was $1,600 (March 31, 2022 – $6,300).

TerrAscend Arrangement

On December 9, 2022, Canopy USA and certain limited partnerships that are controlled by Canopy USA entered into a debt settlement agreement (the “TerrAscend Settlement Agreement”) with TerrAscend, TerrAscend Canada and Arise Bioscience (together with TerrAscend and TerrAscend Canada, the “TerrAscend Entities”) whereby $125,467 in aggregate loans, including accrued interest thereon, payable by TerrAscend Canada and Arise Bioscience pursuant to: (i) the TerrAscend Canada October 2019 Term Loan; (ii) the TerrAscend Canada March 2020 Term Loan; and (iii) the Arise Term Loan were extinguished and 22,474,130 TerrAscend Warrants, being all of the previously issued TerrAscend Warrants controlled by Canopy USA (the “Prior Warrants”) were cancelled in exchange for the issuance of: (i) 24,601,467 TerrAscend Exchangeable Shares at a notional price of $5.10 per TerrAscend Exchangeable Share; and (ii) 22,474,130 new TerrAscend Warrants (the “New Warrants” and, together with the TerrAscend

Exchangeable Shares, the “New TerrAscend Securities”) with a weighted average exercise price of $6.07 per TerrAscend Common Share and expiring on December 31, 2032 (collectively, the “TerrAscend Arrangement”).

Following the issuance of the New TerrAscend Securities, Canopy USA beneficially owns: (i) 63,492,037 TerrAscend Exchangeable Shares; (ii) 22,474,130 New Warrants; and (iii) the TerrAscend Option. The TerrAscend Exchangeable Shares can be converted into TerrAscend Common Shares at Canopy USA’s option, subject to the terms of the Protection Agreement.

On December 9, 2022, the estimated fair value of the financial instruments that were derecognized from these consolidated financial statements was $89,094, consisting of: (i) the aggregate term loans or debentures that were extinguished, including accrued interest, with an estimated fair value of $72,191; and (ii) the Prior Warrants that were cancelled, with an estimated fair value of $16,903. Changes in the estimated fair value of these financial instruments up to December 9, 2022 were recorded in other income (expense), net. On December 9, 2022, the estimated fair value of the financial instruments that were received from the TerrAscend Entities was $84,000, consisting of: (i) 24,601,467 TerrAscend Exchangeable Shares with an estimated fair value of $51,000; and (ii) the New Warrants, with an estimated fair value of $33,000. At March 31, 2023, the estimated fair value of the New Warrants was $26,000. Changes in estimated fair value of these financial instruments from initial recognition to March 31, 2023 were recorded in other income (expense), net. The loss of $5,094 resulting from the difference, on December 9, 2022, between the carrying amounts of the derecognized financial instruments and the fair value of the financial assets received, was also recorded in other income (expense), net.

The See Note 24 for additional details on how the fair value of the aforementioned TerrAscend financial instruments are calculated on a recurring basis.

See Note 5 for information regarding the Reorganization. Following the implementation of the Reorganization, as of October 24, 2022, Canopy USA holds certain U.S. cannabis investments previously held by the Company, including the aforementioned direct and indirect interests in the capital of TerrAscend.

Wana

On October 14, 2021, the Company and Wana entered into definitive agreements (the “Wana Agreements”) providing the Company with the right, upon the occurrence or waiver (at the Company’s discretion) of changes in U.S. federal law to permit the general cultivation, distribution, and possession of marijuana, or to remove the regulation of such activities from the federal laws of the United States (the “Triggering Event”), to acquire 100% of the outstanding membership interests of Wana. Wana manufactures and sells gummies in the state of Colorado and licenses its intellectual property to partners, who manufacture, distribute, and sell Wana-branded gummies across the United States and Canada.

The Wana Agreements are structured as three separate option agreements whereby the Company has a call option (the “Wana Call Option”) to acquire 100% of the membership interests in each Wana Entity. As consideration for entering into the Wana Agreements, the Company made an upfront cash payment (the “Wana Upfront Payment”) in the aggregate amount of $368,067 (US$297,500). Upon the Company’s exercise of its right to acquire Wana, the Company will make payments equal to 15% of the fair market value of Wana at the time the options are exercised (the “Call Option Payments”). As additional consideration for the right to acquire Wana, the Company expects to make additional deferred payments (the “Wana Deferred Payments”) in respect of Wana as of the 2.5- and 5-year anniversary of the Wana Upfront Payment, computed based on a pre-determined contractual formula as follows:

•
Deferred Payment 1: 25% of the amount computed as the estimated fair value of Wana at the 2.5-year anniversary, less: (i) the Wana Upfront Payment, (ii) Wana debt, and (iii) certain other deductions; plus Wana cash, all at the 2.5-year anniversary.
•
Deferred Payment 2: 25% of the amount computed as the estimated fair value of Wana at the 5-year anniversary, less: (i) the greater of (a) the Wana Upfront Payment and (b) the estimated fair value of Wana at the 2.5-year anniversary, (ii) Wana debt, and (iii) certain other deductions, all at the 5-year anniversary; plus the difference in Wana cash between the 5-year and 2.5-year anniversaries.

Payment of the Wana Deferred Payments is not contingent upon the occurrence or waiver (at the Company’s discretion) of the Triggering Event or the exercise of the Call Option. At the Company’s option, the Call Option Payments and the Wana Deferred Payments may be satisfied in cash, common shares or a combination thereof at the Company’s sole discretion.

Upon initial recognition, the Company estimated the fair value of the Wana financial instrument to be $442,227, consisting of: (i) the Wana Upfront Payment as noted above; and (ii) the present value of the estimated Wana Deferred Payments, totaling $74,160 (see Note 18). The Wana financial instrument, in effect, represents a call option to purchase 100% of Wana for a payment equal to 15% of Wana’s fair market value at the time the option is exercised.

At March 31, 2023, the estimated fair value of the Wana financial instrument was $239,078 (March 31, 2022 - $372,343), with the change from initial recognition recorded in other income (expense), net. See Note 24 for additional details on how the fair value of the Wana financial instrument is calculated on a recurring basis.

See Note 5 for information regarding the Reorganization. Following the implementation of the Reorganization, Canopy USA, as of October 24, 2022, holds certain U.S. cannabis investments previously held by the Company, which is expected to enable Canopy USA, following, among other things, the Meeting, to consummate the acquisition of Wana.

Until such time as Canopy USA elects to exercise its right to acquire Wana and the Company converts the Non-Voting Shares into Canopy USA Class B Shares, the Company will have no economic or voting interest in Wana, the Company will not directly or indirectly control Wana, and the Company and Wana will continue to operate independently of one another.

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

The Jetty Agreements are structured as two separate option agreements whereby the Company has the right to acquire up to 100% of the equity interests in Jetty. As consideration for entering into the Jetty Agreements, the Company (i) made an upfront cash payment in the amount of $29,226 (US$22,911), and (ii) issued 8,426,539 common shares with a fair value on closing of $59,123 (US$45,928), for total consideration of $88,349 (collectively, the “Jetty Upfront Payment”).

The first option agreement is exercisable in two tranches, with the first tranche providing the Company with the option to acquire 52.78% of Jetty’s equity interests, exercisable following the occurrence of the Jetty Triggering Event. The second tranche provides the Company with the option to acquire 25% of Jetty’s equity interests for their fair market value, subject to certain adjustments. Additionally, the Company expects to make deferred payments (the “Jetty Deferred Payments”) computed based on a pre-determined contractual formula. The second option agreement provides the Company with the option to acquire 22.22% of Jetty’s equity interests, exercisable following the occurrence of the Jetty Triggering Event.

Upon initial recognition, the Company estimated the fair value of the Jetty financial instrument to be $90,120, consisting of (i) the Jetty Upfront Payment as noted above; and (ii) the present value of the estimated Jetty Deferred Payments.

At March 31, 2023, the estimated fair value of the Jetty financial instruments was $75,014, with the change in estimated fair value from initial recognition recorded in other income (expense), net. See Note 24 for additional details on how the fair value of the Jetty financial instruments is calculated on a recurring basis.

Until such time as Canopy USA elects to exercise its rights to acquire Jetty and the Company converts the Non-Voting Shares into Canopy USA Class B Shares, the Company will have no direct or indirect economic or voting interests in Jetty, the Company will not directly or indirectly control Jetty, and the Company and Jetty will continue to operate independently of one another.

See Note 5 for information regarding the Reorganization. Following the implementation of the Reorganization, Canopy USA, as of October 24, 2022, holds certain U.S. cannabis investments previously held by the Company, which is expected to enable Canopy USA, following, among other things, the Meeting, to consummate the acquisition of Jetty.

Acreage-Related Agreements

Tax Receivable Agreement

On October 24, 2022, the Company and Canopy USA entered into a third amendment to the tax receivable agreement (the “Amended TRA”) with, among others, certain current or former unitholders (the “Holders”) of High Street Capital Partners, LLC, a subsidiary of Acreage (“HSCP”), pursuant to HSCP’s amended tax receivable agreement (the “TRA”) and related tax receivable bonus plans with Acreage. Pursuant to the Amended TRA, the Company, on behalf of Canopy USA, agreed to issue common shares of the Company with a fair value of US$30,441 to certain Holders as consideration for the assignment of such Holder’s rights under the TRA to Canopy USA. As a result of the Amended TRA, Canopy USA is the sole member and beneficiary under the TRA.

In connection with the foregoing, the Company: (i) issued 5,648,927 common shares with a value of $20,630 (US$15,220) to certain Holders on November 4, 2022 as the first installment under the Amended TRA; and (iii) issued 7,102,081 common shares with a value of $20,572 (US$15,220) to certain Holders on March 17, 2023 as the second installment.

The aggregate amount paid by the Company in common shares in relation to the assignment of rights in favor of Canopy USA in accordance with the Amended TRA represents a financial instrument. The Company accounts for this instrument as a financial asset at estimated fair value, with any changes recorded in other income (expense), net. At March 31, 2023, the estimated fair value of the financial instrument associated with the Acreage TRA rights was $3,109, with the change in estimated fair value from initial recognition recorded in other income (expense), net. See Note 24 for additional details on how the fair value of the Acreage TRA rights financial instrument is calculated on a recurring basis.

The Company, on behalf of Canopy USA, also agreed to issue common shares of the Company with a value of approximately US$19,559 to certain eligible participants pursuant to HSCP’s existing tax receivable bonus plans to be issued immediately prior to completion of the Floating Share Arrangement. No accounting recognition was given to this payment in the year ended March 31, 2023 as such payment is contingent upon the completion of the Floating Share Arrangement or, if the Floating Share Arrangement is not completed, upon the closing of the acquisition of the Fixed Shares under the Existing Acreage Arrangement Agreement.

Acreage Debt Option Premium

On November 15, 2022, a wholly-owned subsidiary of Canopy Growth (the “Acreage Debt Optionholder”) and Acreage’s existing lenders (the “Lenders”) entered into an option agreement, which superseded the letter agreement dated October 24, 2022 between the parties, pursuant to which the Acreage Debt Optionholder was granted the right to purchase the outstanding principal, including all accrued and unpaid interest thereon, of Acreage’s debt, being an amount up to US$150,000 (the “Acreage Debt”) from the Lenders in exchange for an option premium payment of $38,048 (US$28,500) (the “Option Premium”), which was deposited into an escrow account on November 17, 2022. The Acreage Debt Optionholder has the right to exercise the option at its discretion, and if the option is exercised, the Option Premium will be used to reduce the purchase price to be paid for the outstanding Acreage Debt. In the event that Acreage repays the Acreage Debt on or prior to maturity, the Option Premium will be returned to the Acreage Debt Optionholder. In the event that Acreage defaults on the Acreage Debt and the Acreage Debt Optionholder does not exercise its option to acquire the Acreage Debt, the Option Premium will be released to the Lenders.

The Option Premium represents a financial instrument. The Company accounts for this instrument as a financial asset at estimated fair value, with any changes recorded in other income (expense), net. At March 31, 2023, the estimated fair value of the financial instrument associated with the Option Premium was $35,479, with the change in estimated fair value from initial recognition recorded in other income (expense), net. See Note 24 for additional details on how the fair value of the Option Premium financial instrument is calculated on a recurring basis.

13. PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment are as follows:

	March 31,	March 31,
	2023	2022
Buildings and greenhouses	$413,832	$766,931
Production and warehouse equipment	101,326	159,314
Leasehold improvements	15,529	69,304
Office and lab equipment	13,857	29,879
Computer equipment	8,697	22,293
Land	16,781	18,917
Right-of-use-assets
Buildings and greenhouses	37,533	89,228
Production and warehouse equipment	637	55
Assets in process	3,281	19,771
	611,473	1,175,692
Less: Accumulated depreciation	(112,007)	(232,912)
	$499,466	$942,780

Depreciation expense included in cost of goods sold for the year ended March 31, 2023 is $46,164 (year ended March 31, 2022 – $50,200; year ended March 31, 2021 – $51,737). Depreciation expense included in selling, general and administrative expenses for the year ended March 31, 2023 is $10,572 (year ended March 31, 2022 – $26,047; year ended March 31, 2021 – $19,177).

See Note 6 for information on the impairment and abandonment of property, plant and equipment that resulted in charges in the amount of $376,176 that the Company recognized as part of its restructuring actions in the year ended March 31, 2023 (year ended March 31, 2022 – $224,726; year ended March 31, 2021 – $426,748).

14. INTANGIBLE ASSETS

The components of intangible assets are as follows:

	March 31, 2023		March 31, 2022
	Gross	Net	Gross	Net
	Carrying	Carrying	Carrying	Carrying
	Amount	Amount	Amount	Amount
Finite lived intangible assets
Intellectual property	$119,283	$70,588	$138,170	$97,638
Distribution channel	73,024	21,258	72,642	24,834
Operating licenses	24,400	19,012	24,400	22,052
Software and domain names	35,100	14,664	29,822	14,206
Brands	16,253	13,249	5,547	3,680
Amortizable intangibles in process	508	508	5,476	5,476
Total	$268,568	$139,279	$276,057	$167,886

Indefinite lived intangible assets
Acquired brands		$49,440		$74,809
Operating licenses		-		10,000
Total intangible assets		$188,719		$252,695

Amortization expense included in cost of goods sold for the year ended March 31, 2023 is $60 (year ended March 31, 2022 – $81; year ended March 31, 2021 – $80). Amortization expense included in selling, general and administrative expenses for the year ended March 31, 2023 is $27,721 (year ended March 31, 2022 – $38,090; year ended March 31, 2021 – $56,124).

At March 31, 2023, the Company reclassified certain acquired brands from indefinite lived intangible assets to finite lived intangible assets as additional information became available that the related brands had a limited useful life to the Company. After the reclassification, the brands are now being amortized based on the useful life policies in Note 3.

Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

2024	$28,654
2025	$27,276
2026	$22,846
2027	$20,642
2028	$19,518
Thereafter	$20,343

See Note 6 for information on: (i) the impairment and abandonment of intangible assets that resulted in charges in the amount of $27,399 that the Company recognized as part of its restructuring actions in the year ended March 31, 2023 (year ended March 31, 2022 - $41,404; year ended March 31, 2021 –$54,511) and (ii) impairment charges of $14,614 in the year ended March 31, 2023 (year ended March 31, 2022 - $26,065; year ended March 31, 2021 – $6,634).

15. GOODWILL

The changes in the carrying amount of goodwill are as follows:

Balance, March 31, 2021	$1,889,354
Purchase accounting allocations	105,323
Disposal of consolidated entities	(58,786)
Impairment losses	(40,748)
Foreign currency translation adjustments	(28,640)
Balance, March 31, 2022	$1,866,503
Disposal of consolidated entities	(227)
Impairment losses	(1,785,080)
Foreign currency translation adjustments	4,367
Balance, March 31, 2023	$85,563

Year ended March 31, 2022

At March 31, 2022, the Company performed its annual goodwill impairment analysis using the quantitative assessment. The Company concluded that the carrying values of its KeyLeaf and This Works reporting units were higher than their respective estimated fair values as determined using the income valuation method, and a goodwill impairment loss totaling $40,748 was recognized in the year ended March 31, 2022 (year ended March 31, 2021 - $nil). The goodwill impairment loss was comprised of: (i) $22,355 related to the KeyLeaf reporting unit, representing the entirety of the goodwill assigned to the KeyLeaf reporting unit; and (ii) $18,393 related to the This Works reporting unit. Certain negative trends, including slower growth rates, resulted in updated long-term financial forecasts indicating lower forecasted revenue and cash flow generation for the KeyLeaf and This Works reporting units. No impairment was noted for any of the Company’s other reporting units, as the estimated fair value of each of the other reporting units with goodwill exceeded their carrying value.

The estimated fair value of the cannabis operations reporting unit in the global cannabis segment was determined using the market valuation method, with the most significant assumptions used in applying this method being: (i) the price of the Company’s common shares; and (ii) the estimated control premium associated with ownership of the Company’s common shares. The estimated fair values of all other reporting units (KeyLeaf, This Works, BioSteel and Storz & Bickel) were determined using the income valuation method, with the most significant assumptions used in applying this method being: (i) the discount rate; (ii) the expected long-term growth rate; and (iii) the annual cash flow projections. These methodologies are consistent with those used by the Company for its annual impairment test conducted at March 31, 2021, and for the quantitative interim goodwill assessment conducted by the Company for the cannabis operations reporting unit at December 31, 2021.

The carrying value at March 31, 2022 of the goodwill associated with the Company’s cannabis operations reporting unit was $1,727,848. For the cannabis operations reporting unit, if all other assumptions were held constant and the estimated control premium was decreased by 500 basis points, the estimated fair value would decrease by 7% and result in an impairment charge. If all other assumptions were held constant and the share price decreased by 10%, the estimated fair value would decrease by 15% and result in an impairment charge.

The carrying value at March 31, 2022 of the goodwill associated with the Company’s BioSteel reporting unit was $57,339. For the BioSteel reporting unit, if all other assumptions were held constant and the discount rate was increased by 50 basis points, the estimated fair value would decrease by 8%. If all other assumptions were held constant and the long-term growth rate was decreased by 50 basis points, the estimated fair value would decrease by 3%. If all other assumptions were held constant and the annual cash flow projections were decreased by 250 basis points, the estimated fair value would decrease by 5%.

The carrying value at March 31, 2022 of the goodwill associated with the Company’s Storz & Bickel reporting unit was $79,027. For the Storz & Bickel reporting unit, if all other assumptions were held constant and the discount rate was increased by 50 basis points, the estimated fair value would decrease by 6%. If all other assumptions were held constant and the long-term growth rate was decreased by 50 basis points, the estimated fair value would decrease by 4%. If all other assumptions were held constant and the annual cash flow projections were decreased by 250 basis points, the estimated fair value would decrease by 3%.

At March 31, 2022, the fair value of the cannabis operations reporting unit to which goodwill was assigned exceeded its carrying value by approximately 5% to 10%. Accordingly, the goodwill assigned to the cannabis operations reporting unit was at risk for impairment in future periods.

The carrying value at March 31, 2022 of the goodwill associated with the Company’s This Works reporting unit was $2,289.

Year ended March 31, 2023

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

The estimated fair value of the cannabis operations reporting unit was determined using the market valuation method, which is consistent with the methodology used by the Company for its annual impairment test conducted at March 31, 2022. The most significant assumptions used in applying this method were: (i) the price of the Company’s common shares; and (ii) the estimated control premium associated with ownership of the Company’s common shares.

While the Company changed its reportable segments in the three months ended September 30, 2022 (see Note 35), there were no changes to the composition of the Company’s reporting units to which goodwill remained assigned at September 30, 2022. In the three months ended September 30, 2022, the Company determined there to be indicators of impairment for both its BioSteel and This Works reporting units, as slower growth rates resulted in updated long-term financial forecasts indicating lower forecasted revenue and cash flow generation. As a result, the Company performed a quantitative interim goodwill impairment test for its BioSteel and This Works reporting units as of September 30, 2022 and concluded that the carrying values of these reporting units were higher than their estimated fair values, as determined using the income valuation method. The Company recognized goodwill impairment losses totaling $59,712 in the three months ended September 30, 2022, representing: (i) the entirety of the goodwill assigned to its BioSteel reporting unit of $57,401; and (ii) the entirety of the goodwill assigned to its This Works reporting unit of $2,311.

At March 31, 2023, the Company performed its annual goodwill impairment analysis using the quantitative assessment. No impairment was noted for the Company’s Storz & Bickel reporting unit, as the estimated fair value of the Storz & Bickel reporting unit exceeded its carrying value. The estimated fair value of the Storz & Bickel reporting unit was determined using the income valuation method, with the most significant assumptions used in applying this method being: (i) the discount rate; (ii) the expected long-term growth rate; (iii) revenue growth rate projections; and (iv) annual cash flow projections. This methodology is consistent with that used by the Company for its annual impairment test conducted at March 31, 2022.

The carrying value, at March 31, 2023, of the goodwill associated with the Storz & Bickel reporting unit was $85,563. For the Storz & Bickel reporting unit, if all other assumptions were held constant and the discount rate was increased by 50 basis points, the estimated fair value would decrease by 5% and result in an impairment charge. If all other assumptions were held constant and the long-term growth rate was decreased by 50 basis points, the estimated fair value would decrease by 4% and result in an impairment charge. If all other assumptions were held constant and the revenue growth rate projections were decreased by 250 basis points, the estimated fair value would decrease by 11% and result in an impairment charge. If all other assumptions were held constant and the annual cash flow projections were decreased by 250 basis points, the estimated fair value would decrease by 3%.

At March 31, 2023, the fair value of the Storz & Bickel reporting unit to which goodwill is assigned exceeded its carrying value by approximately 3%. Accordingly, the goodwill assigned to the Storz & Bickel reporting unit is at risk for impairment in future periods. The Company may be required to perform a quantitative goodwill impairment assessment in future periods for the Storz & Bickel reporting unit, to the extent the Company experiences declines in the expected long-term growth rate, revenue growth rate projections or annual cash flow projections, or if discount rates increase, or if other indicators of impairment arise.

16. OTHER ACCRUED EXPENSES AND LIABILITIES

The components of other accrued expenses and liabilities are as follows:

	March 31,	March 31,
	2023	2022
Employee compensation	$30,816	$24,873
Inventory	323	10,096
Professional fees	6,343	7,640
Taxes and government fees	5,734	7,144
Other	32,775	25,525
	$75,991	$75,278

17. DEBT

The components of debt are as follows:

		March 31,	March 31,
	Maturity Date	2023	2022
Unsecured senior notes at 4.25% interest with semi-annual interest payments	July 15, 2023
Principal amount		$337,380	$600,000
Accrued interest		3,148	5,958
Non-credit risk fair value adjustment		26,214	7,140
Credit risk fair value adjustment		(35,492)	(49,140)
		331,250	563,958
Supreme convertible debentures	September 10, 2025	31,503	32,858
Accretion debentures	September 10, 2025	8,780	7,720
Credit facility	March 18, 2026	840,058	893,647
Equity-settled convertible debentures	February 28, 2028	93,228	-
Other revolving debt facility, loan, and financings		2,062	2,808
		1,306,881	1,500,991
Less: current portion		(556,890)	(9,296)
Long-term portion		$749,991	$1,491,695

Credit Facility

On March 18, 2021, the Company entered into the Credit Agreement providing for a five-year, first lien senior secured term loan facility in an aggregate principal amount of US$750,000 (the “Credit Facility”). The Company had the ability to obtain up to an additional US$500,000 of incremental senior secured debt pursuant to the Credit Agreement. As described in Note 5, in connection with the balance sheet actions completed as part of the creation of Canopy USA, the Company entered into agreements with certain of its lenders under the Credit Agreement to complete the Paydown, which will result in the Company tendering US$187,500 of principal amount outstanding thereunder at a discounted price of US$930 per US$1,000 or US$174,375 in the aggregate. The first payment, which was oversubscribed, in the amount of $117,528 (US$87,852) was made on November 10, 2022 to reduce the principal indebtedness by $126,324 (US$94,427). The second payment of $116,847 (US$87,213) was made on April 17, 2023 to reduce principal indebtedness by $125,606 (US$93,750). The Company also agreed to the Credit Agreement Amendments which, among other things, resulted in: (i) reductions to the minimum Liquidity (as defined in the Credit Agreement) covenant to US$100,000; (ii) certain changes to the application of net proceeds from asset sales; (iii) the establishment of a new committed delayed draw term credit facility in an aggregate principal amount of US$100,000; and (iv) the elimination of the additional US$500,000 incremental term loan facility.

The Credit Facility has no principal payments, matures on March 18, 2026, has a coupon of LIBOR plus 8.50% and is subject to a LIBOR floor of 1.00%. In the event that LIBOR can no longer be adequately ascertained or is no longer available, an alternative rate as permitted under the Credit Agreement will be used. The Company’s obligations under the Credit Facility are guaranteed by material wholly-owned Canadian and U.S. subsidiaries of the Company. The Credit Facility is secured by substantially all of these assets, including material real property, of the borrowers and each of the guarantors. The Credit Agreement contains representations and warranties, and affirmative and negative covenants, including a financial covenant requiring minimum liquidity of US$100,000 at the end of each fiscal quarter, which is to be reduced as payments are made in accordance with the Paydown.

The proceeds from the Credit Facility were $893,160, and the carrying amount is reflected net of financing costs.

Unsecured Senior Notes

On June 20, 2018, the Company issued the Canopy Notes with an aggregate principal amount of $600,000. The Canopy Notes bear interest at a rate of 4.25% per annum, payable semi-annually on January 15th and July 15th of each year commencing from January 15, 2019. The Canopy Notes will mature on July 15, 2023. The Canopy Notes are subordinated in right of payment to any existing and future senior indebtedness. The Canopy Notes will rank senior in right of payment to any future subordinated borrowings. The Canopy Notes are effectively junior to any secured indebtedness and the Canopy Notes are structurally subordinated to all indebtedness and other liabilities of the Company’s subsidiaries.

On June 29, 2022 and June 30, 2022, the Company entered into privately negotiated exchange agreements (the “Exchange Agreements”) with a limited number of holders of the Canopy Notes including Greenstar (collectively, the “Noteholders”). Pursuant to the Exchange Agreements, the Company agreed to acquire and cancel approximately $262,620 of aggregate principal amount of the Canopy Notes from the Noteholders (the “Exchange Transaction”) for an aggregate purchase price (excluding $5,383 paid to the

Noteholders in cash for accrued and unpaid interest) of $259,994 (the “Purchase Price”), which was payable in the Company’s common shares.

On the initial closings, 35,662,420 common shares were to be issued to the Noteholders, other than Greenstar, based on a price equal to US$3.50 per common share, which was the closing price of the common shares on the Nasdaq Global Select Market on June 29, 2022. The Company satisfied the Purchase Price as follows:

•
On June 30, 2022, 14,069,353 common shares were issued to Noteholders, representing the Company’s acquisition and cancellation of an aggregate principal amount of Canopy Notes of $63,098, which were recorded at a fair value of $50,866.
•
In July 2022, 21,593,067 common shares were issued to Noteholders, representing an aggregate principal amount of Canopy Notes of $99,522, which were recorded at a fair value of $76,424 upon acquisition and cancellation.
•
On the final closing on July 18, 2022 (the “Final Closing”), 11,896,536 common shares were issued to Noteholders other than Greenstar, based on the volume-weighted average trading price of the common shares on the Nasdaq Global Select Market for the 10 consecutive trading days beginning on, and including, June 30, 2022, being US$2.6245 (the “Averaging Price”).
•
In addition, on the Final Closing on July 18, 2022, 29,245,456 common shares were issued to Greenstar based on a price per common share equal to the Averaging Price. Pursuant to the Exchange Transaction, the Company agreed to acquire and cancel $100,000 in aggregate principal amount, which was recorded at a fair value of $98,078 upon acquisition and cancellation. Prior to the completion of the Exchange Transaction, Greenstar held $200,000 in aggregate principal amount of the Canopy Notes.

In total, 62,735,059 common shares were issued in July 2022, representing the Company’s acquisition and cancellation of an aggregate principal amount of Canopy Notes of $199,522, and a total of 76,804,412 common shares were issued in June and July 2022, representing the Company’s acquisition and cancellation of an aggregate principal amount of Canopy Notes of $262,620.

The Canopy Notes were issued pursuant to an indenture dated June 20, 2018, as supplemented on April 30, 2019 and June 29, 2022 (collectively, the “Canopy Notes Indenture”). As a result of a supplement to the Canopy Notes Indenture dated June 29, 2022 (the “Second Supplemental Indenture”), the Company irrevocably surrendered its right to settle the conversion of any Canopy Note with its common shares. As a result, all conversions of Canopy Notes following the execution of the Second Supplemental Indenture will be settled entirely in cash.

The Canopy Notes were initially recognized at fair value on the balance sheet and continue to be recorded at fair value. All subsequent changes in fair value, excluding the impact of the change in fair value related to the Company’s own credit risk, are recorded in other income (expense), net. The changes in fair value related to the Company’s own credit risk are recorded through other comprehensive income (loss). During the year ended March 31, 2023, the Company acquired and cancelled an aggregate principal amount of Canopy Notes of $262,620, which resulted in a release of accumulated other comprehensive income into other income (expense), net of $44,370. The related tax impact of $14,862 for the year ended March 31, 2023 associated with the aggregate principal amount acquired and cancelled was also released from accumulated other comprehensive income into deferred income tax expense. Refer to Note 22.

In connection with the Exchange Transaction, in the three months ended June 30, 2022, the Company recognized a derivative liability of $26,594 in connection with the incremental common shares that were potentially issuable to Noteholders, other than Greenstar, as at June 30, 2022 at the Averaging Price on the Final Closing. The derivative liability, and associated fair value changes in the year ended March 31, 2023, were recorded through other income (expense), net. The derivative liability with a fair value of $39,896 was derecognized upon Final Closing on July 18, 2022.

The overall change in fair value of the Canopy Notes during the years ended March 31, 2023 and March 31, 2022, was a decrease of $232,708 and a decrease of $123,456, respectively, which included contractual interest of $16,956 and $25,794, respectively, and principal redemption of $262,620 and $nil, respectively. Upon redemption, the principal redeemed during the year ended March 31, 2023 had a fair value of $225,369. Refer to Note 24 for additional details on how the fair value of the Canopy Notes is calculated.

Convertible Debentures

On February 21, 2023, the Company entered into a subscription agreement (the “Convertible Debenture Agreement”) with an institutional investor (the “Institutional Investor”) pursuant to which the Institutional Investor agreed to purchase up to US$150,000 aggregate principal amount of senior unsecured convertible debentures (“Convertible Debentures”) in a registered direct offering. The Convertible Debentures were issued pursuant to the indenture dated February 21, 2023 (the “Indenture”) between the Company and Computershare Trust Company of Canada, as trustee. Pursuant to the Convertible Debenture Agreement, an initial $135,160

(US$100,000) aggregate principal amount of the Convertible Debentures were sold to the Institutional Investor on February 21, 2023, and the remaining US$50,000 aggregate principal amount of the Convertible Debentures will be issued and paid for in the event that certain conditions outlined in the Indenture are satisfied or waived.

The Convertible Debentures bear interest at a rate of 5.0% per annum from the date of issuance, payable at the earlier of: (i) the time of conversion of the Convertible Debentures; or (ii) February 28, 2028 (the “Maturity Date”), in each case, in common shares of Canopy Growth. No cash payment or any other property of the Company will be payable by the Company to the Institutional Investor in connection with, or as a result of, the issuance, conversion or repayment of the Convertible Debentures. The Convertible Debentures are convertible into the Company’s common shares at the option of the Institutional Investor at any time or times prior to the Maturity Date, at a conversion price equal to 92.5% of the volume-weighted average price of the Company’s common shares during the three consecutive trading days ending on the business day immediately prior to the date of conversion. On the Maturity Date, the principal amount of the Convertible Debentures, including any accrued but unpaid interest, will also be paid in the Company’s common shares.

For the year ended March 31, 2023, US$27,200 in aggregate principal amount of the Convertible Debentures were converted for 14,142,066 common shares. For additional information, refer to Note 20.

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

Debt payments

As of March 31, 2023, the required principal repayments under long-term debt obligations, excluding equity-settled convertible debentures, for each of the five succeeding fiscal years and thereafter are as follows:

2024	$467,957
2025	6,865
2026	787,956
2027	-
2028	-
Thereafter	-
$1,262,778

18. OTHER LIABILITIES

The components of other liabilities are as follows:

	As at March 31, 2023			As at March 31, 2022
	Current	Long-term	Total	Current	Long-term	Total
Lease liabilities	$28,684	$80,625	$109,309	$38,035	$101,125	$139,160
Acquisition consideration and other investment related liabilities	25,945	30,323	56,268	4,020	77,834	81,854
Refund liability	7,123	-	7,123	3,729	-	3,729
Settlement liabilities and other	32,975	13,938	46,913	18,562	11,090	29,652
	$94,727	$124,886	$219,613	$64,346	$190,049	$254,395

The estimated Wana Deferred Payments recognized within acquisition consideration and other investment related liabilities at March 31, 2023 is $26,370 (March 31, 2022 - $70,066) (see Note 12).

See Note 24 for additional details on how the fair value of the estimated Wana Deferred Payments is calculated on a recurring basis.

19. REDEEMABLE NONCONTROLLING INTEREST

The net change in the redeemable noncontrolling interests is as follows:

	Vert Mirabel	BioSteel	Total
		(As Restated)
As at March 31, 2020	$20,250	$49,500	$69,750
Net loss attributable to redeemable noncontrolling interest	(11,906)	(6,171)	(18,077)
Adjustments to redemption amount	3,156	80,471	83,627
As at March 31, 2021	11,500	123,800	135,300
Net loss attributable to redeemable noncontrolling interest	(3,165)	(16,152)	(19,317)
Adjustments to redemption amount	(7,335)	(71,039)	(78,374)
Redemption of redeemable noncontrolling interest	-	(5,109)	(5,109)
As at March 31, 2022	1,000	31,500	32,500
Net loss attributable to redeemable noncontrolling interest	(53)	(29,491)	(29,544)
Adjustments to redemption amount	53	9,667	9,720
Redemption of redeemable noncontrolling interest	(1,000)	(11,676)	(12,676)
As at March 31, 2023	$-	$-	$-

20. SHARE CAPITAL

CANOPY GROWTH

Authorized

An unlimited number of common shares.

(i) Equity financings

There were no equity financings during the years ended March 31, 2023, March 31, 2022 and March 31, 2021.

(ii) Other issuances of common shares

During the year ended March 31, 2023, the Company issued the following common shares, net of share issuance costs, as a result of business combinations, milestones being met, and other equity-settled transactions:

	Number of common shares	Share capital	Share based reserve
Settlement of Convertible Debentures	14,142,066	$38,781	$-
HSCP Holders pursuant to Amended TRA	12,751,008	41,202	-
Jetty Agreements	8,426,539	59,013	-
Completion of acquisition milestones	222,421	1,379	(1,379)
Other issuances	299,853	1,621	(572)
Total	35,841,887	$141,996	$(1,951)

For the year ended March 31, 2023, the Company also issued 8,692,128 common shares with a value of $26,506 relating to its redemption of the redeemable noncontrolling interest in BioSteel. The redemption increases the Company’s interest in BioSteel from 78.6% to 90.4%.

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

During the year ended March 31, 2021, the Company issued the following common shares, net of share issuance costs, as a result of business combinations, milestones being met, and other equity-settled transactions:

	Number of common shares	Share capital	Share based reserve
Completion of acquisition milestones	2,598,978	$46,903	$(19,059)
Other issuances	449,729	14,906	(14,894)
Total	3,048,707	$61,809	$(33,953)

(iii) Warrants

	Number of whole warrants	Average exercise price	Warrant value
Balance outstanding at March 31, 2020[1]	146,299,443	$52.44	$2,638,951
Exercise of warrants	(18,882,927)	12.98	(70,513)
Expiry of warrants	(343,380)	41.49	-
Balance outstanding at March 31, 2021[1]	127,073,136	$58.33	$2,568,438
Supreme Cannabis warrants	1,265,742	25.61	13,350
Expiry of warrants	(145,831)	32.61	-
Balance outstanding at March 31, 2022[1]	128,193,047	$58.04	$2,581,788
Expiry of warrants	-	-	-
Balance outstanding at March 31, 2023[1]	128,193,047	$58.04	$2,581,788

1 This balance excludes the Tranche C Warrants, which represent a derivative liability and have nominal value, see Note 31.

RIV CAPITAL

Completion of RIV Arrangement

On December 21, 2020, Canopy Growth entered into an arrangement agreement with its wholly-owned subsidiary The Tweed Tree Lot Inc. (“Tweed NB”), RIV Capital and RCC, pursuant to which Canopy Growth acquired certain assets from RCC in exchange for cash, Canopy Growth common shares and the surrender of all shares in the capital of RIV Capital held by Canopy Growth in accordance with a plan of arrangement under the Business Corporations Act (Ontario) (the “RIV Arrangement”). Refer to Note 30(c) for further details regarding the RIV Arrangement. The RIV Arrangement was completed on February 23, 2021. Pursuant to the RIV Arrangement, among other things, Canopy Growth surrendered 36,468,318 Class B multiple voting shares (“MVS”) and 15,223,938 Class A subordinate voting shares (“SVS”) in the capital of RIV Capital and as a result holds no MVS and no SVS. The Company’s MVS and SVS holdings at March 31, 2020 represented a 27.3% ownership interest and 84.4% voting interest in RIV Capital at that time. The voting rights allowed the Company to direct the relevant activities of RIV Capital such that the Company had control over RIV Capital until the completion of the RIV Arrangement on February 23, 2021, and RIV Capital was consolidated in these financial statements until that date. Upon completion of the RIV Arrangement, the Company no longer controlled RIV Capital, and the Company derecognized RIV Capital’s consolidated assets and liabilities from its consolidated financial statements.

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

21. SHARE-BASED COMPENSATION

CANOPY GROWTH CORPORATION SHARE-BASED COMPENSATION PLAN

Canopy Growth’s eligible employees participate in a share-based compensation plan as noted below.

On September 21, 2020, the Company’s shareholders approved amendments to the Company’s Amended and Restated Omnibus Incentive Plan (as amended and restated, the “Omnibus Plan”) pursuant to which the Company can issue share-based long-term incentives. The Omnibus Plan approved by the shareholders extended the maximum term of each Option (as defined below) to be granted by the Company to ten years from the date of grant rather than six years from the date of grant. On May 27, 2021, the Board of Directors of the Company approved certain amendments to the Omnibus Plan in order to reduce the maximum number of shares available for issuance under the Omnibus Plan from 15% of the issued and outstanding shares to 10% of the issued and outstanding shares from time to time less the number of shares issuable pursuant to other security-based compensation arrangements of the Company. All directors, officers, employees and independent contractors of the Company are eligible to receive awards of common share purchase options (“Options”), RSUs, performance share units (“PSUs”), deferred share units, stock appreciation rights, performance awards, or other shares-based awards (collectively, the “Awards”) under the Omnibus Plan.

The maximum number of common shares reserved for Awards is 51,730,555 at March 31, 2023 (March 31, 2022 – 39,442,260). As of March 31, 2023, the only Awards issued have been options, RSUs, and PSUs under the Omnibus Plan.

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

Under the Company’s Employee Share Purchase Plan (the “Purchase Plan”) the aggregate number of common shares that may be issued is 600,000, and the maximum number of common shares which may be issued in any one fiscal year shall not exceed 300,000. As of March 31, 2023, the Company has issued a total of 535,666 common shares under the Purchase Plan (March 31, 2022 – 235,813) with 299,853 being issued in the current fiscal year (March 31, 2022 – 198,501).

The following is a summary of the changes in the Company’s Omnibus Plan employee options during the years ended March 31, 2021, 2022 and 2023:

	Options issued	Weighted average exercise price
Balance outstanding at March 31, 2020	32,508,395	$34.89
Options granted	478,215	28.15
Options exercised	(7,062,317)	22.22
Options forfeited	(8,219,982)	41.27
Balance outstanding at March 31, 2021	17,704,311	$36.79
Options granted	2,537,290	17.40
Replacement options issued as a result of the acquisition of Supreme Cannabis	140,159	80.53
Options exercised	(445,680)	12.27
Options forfeited	(3,153,118)	42.03
Balance outstanding at March 31, 2022	16,782,962	$33.89
Options granted	4,658,797	4.93
Options exercised	(79,586)	3.53
Options forfeited	(7,611,285)	28.80
Balance outstanding at March 31, 2023	13,750,888	$27.12

The following is a summary of the outstanding stock options as at March 31, 2023:

	Options Outstanding		Options Exercisable
		Weighted Average		Weighted Average
		Remaining		Remaining
	Outstanding at	Contractual Life	Exercisable at	Contractual Life
Range of Exercise Prices	March 31, 2023	(years)	March 31, 2023	(years)
$0.06 - $24.62	5,333,314	4.63	1,300,821	2.61
$24.63 - $33.53	3,062,535	2.36	1,841,655	2.03
$33.54 - $36.80	1,448,009	1.69	1,448,009	1.69
$36.81 - $42.84	1,626,478	1.64	1,620,201	1.62
$42.85 - $67.64	2,280,552	1.85	2,280,552	1.85
	13,750,888	3.00	8,491,238	1.93

At March 31, 2023, the weighted average exercise price of options outstanding and options exercisable was $27.12 and $37.28, respectively (March 31, 2022 – $33.89 and $38.33, respectively).

The Company recorded $6,878 in share-based compensation expense related to Options issued to employees and contractors for the year ended March 31, 2023 (for the year ended March 31, 2022 – $27,163; for the year ended March 31, 2021 – $67,737). The share-based compensation expense for the year ended March 31, 2023 includes an amount related to 1,078,748 options being provided in exchange for services which are subject to performance conditions (for the year ended March 31, 2022 – 1,336,249; for the year ended March 31, 2021 – 2,152,938).

The Company issued replacement options to employees in relation to the acquisition of Supreme Cannabis (Note 29(b)) and during the year ended March 31, 2022, recorded share-based compensation expense $823.

With the exception of nil options which are subject to market-based performance conditions (March 31, 2022 – nil; March 31, 2021 – 17,559) and valued using the Monte Carlo simulation model, the Company uses the Black-Scholes option pricing model to establish the fair value of options granted during the years ended March 31, 2023, 2022 and 2021 on their measurement date by applying the following assumptions:

	March 31,	March 31,	March 31,
	2023	2022	2021
Risk-free interest rate	3.45%	1.09%	0.36%
Expected life of options (years)	3 - 5	3 - 5	1 - 7
Expected volatility	77%	75%	76%
Expected forfeiture rate	19%	18%	17%
Expected dividend yield	nil	nil	nil
Black-Scholes value of each option	$2.92	$9.69	$15.24

Volatility was estimated by using the historical volatility of the Company. The expected life in years represents the period of time that Options granted are expected to be outstanding. The risk-free rate was based on zero coupon Canada government bonds with a remaining term equal to the expected life of the Options.

During the year ended March 31, 2023, 79,586 Options were exercised ranging in price from $0.06 to $8.18 for gross proceeds of $281 (for the year ended March 31, 2022 – 445,680 Options were exercised ranging in price from $0.06 to $36.34 for gross proceeds of $5,567; for the year ended March 31, 2021 – 7,062,317 Options were exercised ranging in prices from $0.06 to $67.64 for gross proceeds of $156,897).

For the year ended March 31, 2023, the Company recorded $18,444 in share-based compensation expense related to RSUs and PSUs (for the year ended March 31, 2022 – $10,709, for the year ended March 31, 2021 – $11,448). The following is a summary of changes in the Company’s RSUs and PSUs during the years ended March 31, 2021, 2022 and 2023:

Number of RSUs and PSUs
Balance outstanding at March 31, 2020	883,009
RSUs granted	142,826
RSUs released	(120,399)
RSUs cancelled and forfeited	(152,126)
Balance outstanding at March 31, 2021	753,310
RSUs and PSUs granted	3,253,671
RSUs and PSUs released	(300,319)
RSUs and PSUs cancelled and forfeited	(229,370)
Balance outstanding at March 31, 2022	3,477,292
RSUs and PSUs granted	3,143,098
RSUs and PSUs released	(1,464,934)
RSUs and PSUs cancelled and forfeited	(2,572,242)
Balance outstanding at March 31, 2023	2,583,214

During the year ended March 31, 2023, the Company recorded $nil in share-based compensation expense related to acquisition milestones (for the year ended March 31, 2022 – $7,991; for the year ended March 31, 2021 – $8,136).

During the year ended March 31, 2023, 222,421 shares (during the year ended March 31, 2022 – 1,295,285, during the year ended March 31, 2021 – 2,598,978) were released on completion of acquisition milestones. At March 31, 2023, there were up to 125,489 shares to be issued on the completion of acquisition and asset purchase milestones. In certain cases, the number of shares to be issued is based on the volume weighted average share price at the time the milestones are met. The number of shares has been estimated assuming the milestones were met at March 31, 2023. The number of shares excludes shares that are to be issued on July 4, 2023 to the previous shareholders of Spectrum Cannabis Colombia S.A.S. and Canindica Capital Ltd. based on the fair market value of the Company’s Latin American business on that date.

BioSteel share-based payments

On October 1, 2019, the Company purchased 72% of the outstanding shares of BioSteel. BioSteel has a stock option plan under which non-transferable options to purchase common shares of BioSteel may be granted to directors, officers, employees, or independent contractors of the BioSteel. As at March 31, 2023, the Company had 614,778 (March 31, 2022 – 1,565,300, March 31,

2021 – 1,581,000) options outstanding which vest in equal tranches over a 5-year period. In determining the amount of share-based compensation related to these options, BioSteel used the Black-Scholes option pricing model to establish the fair value of options on their measurement date. The Company recorded $1,143 of share-based compensation expense related to the BioSteel options during the year ended March 31, 2023 with a corresponding increase in noncontrolling interest (year ended March 31, 2022 – $839, March 31, 2021 – $1,169).

RIV Capital share-based payments

For the period from April 1, 2020 to February 23, 2021, the Company recorded $2,659 in share-based compensation expense related to its former subsidiary, RIV Capital. As described in Note 30(c), the Company disposed of its investment in RIV Capital on February 23, 2021.

22. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income includes the following components:

	Foreign currency translation adjustments	Changes of own credit risk of financial liabilities	Accumulated other comprehensive income (loss)
As at March 31, 2020	$126,723	$94,176	$220,899
Other comprehensive income	(154,969)	(100,170)	(255,139)
As at March 31, 2021	(28,246)	(5,994)	(34,240)
Disposal of consolidated entities	16,130	-	16,130
Other comprehensive income (loss)	(45,352)	21,180	(24,172)
As at March 31, 2022	(57,468)	15,186	(42,282)
Settlement of unsecured senior notes, net of deferred income tax	-	(29,507)	(29,507)
Other comprehensive income	27,207	30,722	57,929
As at March 31, 2023	$(30,261)	$16,401	$(13,860)

23. NONCONTROLLING INTERESTS

The net change in the noncontrolling interests is as follows:

	RIV Capital[1]	Vert Mirabel	BioSteel	Other	Total
			(As Restated)
As at March 31, 2020	$211,086	$7,132	$489	$3,051	$221,758
Comprehensive income (loss)	94,532	(14,261)	(6,171)	-	74,100
Net loss attributable to redeemable noncontrolling interest	-	11,906	6,171	-	18,077
Share-based compensation	2,659	-	1,169	-	3,828
Ownership changes	(308,527)	(4,777)	-	-	(313,304)
Warrants	250	-	-	-	250
As at March 31, 2021	-	-	1,658	3,051	4,709
Comprehensive loss	-	(3,165)	(16,152)	(1,207)	(20,524)
Net loss attributable to redeemable noncontrolling interest	-	3,165	16,152	-	19,317
Share-based compensation	-	-	839	-	839
As at March 31, 2022	-	-	2,497	1,844	4,341
Comprehensive loss	-	(53)	(29,491)	(1,844)	(31,388)
Net loss attributable to redeemable noncontrolling interest	-	53	29,491	-	29,544
Share-based compensation	-	-	570	-	570
Ownership changes	-	-	-	140	140
Redemption of redeemable noncontrolling interests, net	-	-	(1,620)	-	(1,620)
As at March 31, 2023	$-	$-	$1,447	$140	$1,587

1 Refer to Note 30(c) for information regarding the completion of the plan of arrangement with RIV Capital.

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

The Company records cash, accounts receivable, interest receivable and, accounts payable, and other accrued expenses and liabilities at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Assets and liabilities recognized or disclosed at fair value on a nonrecurring basis may include items such as property, plant and equipment, goodwill and other intangible assets, equity and other investments and other assets. We determine the fair value of these items using Level 3 inputs, as described in the related sections below.

The following table represents our financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair value measurement using
	Quoted	Significant
	prices in	other	Significant
	active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2023
Assets:
Short-term investments	$105,595	$-	$-	$105,595
Restricted short-term investments	11,765	-	-	11,765
Other financial assets	269	-	559,525	559,794
Liabilities:
Unsecured senior notes	-	331,250	-	331,250
Other liabilities	-	-	29,952	29,952

March 31, 2022
Assets:
Short-term investments	$595,651	$-	$-	$595,651
Restricted short-term investments	12,216	-	-	12,216
Other financial assets	490	-	787,816	788,306
Liabilities:
Unsecured senior notes	-	563,958	-	563,958
Liability arising from Acreage Arrangement	-	-	47,000	47,000
Warrant derivative liability	-	-	26,920	26,920
Other liabilities	-	-	70,066	70,066

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

The following table summarizes the valuation techniques and significant unobservable inputs in the fair value measurement of significant level 3 financial instruments:

Financial asset / financial liability	Valuation techniques	Significant unobservable inputs	Relationship of unobservable inputs to fair value

Acreage financial instrument	Probability weighted expected return	Probability of each scenario	Change in probability of occurrence in each scenario will result in a change in fair value
	model	Number of common shares to be issued	Increase or decrease in value and number of common shares will result in a decrease or increase in fair value
		Intrinsic value of Acreage	Increase or decrease in intrinsic value will result in an increase or decrease in fair value
		Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
		Estimated premium on US legalization	Increase or decrease in estimated premium on US legalization will result in an increase or decrease in fair value
		Control premium	Increase or decrease in estimated control premium will result in an increase or decrease in fair value
		Market access premium	Increase or decrease in estimated market access premium will result in an increase or decrease in fair value
TerrAscend Exchangeable Shares, TerrAscend Option	Put option pricing model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
Hempco Debenture	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
TerrAscend warrants - December 2022	Black-Sholes option pricing model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
Wana financial instrument - Call	Discounted cash flow	Expected future Wana cash flows	Increase or decrease in expected future Wana cash flows will result in an increase or decrease in fair value
Options		Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
Wana financial instrument - Deferred Payments	Monte Carlo simulation model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
		Volatility of Wana equity	Increase or decrease in volatility will result in an increase or decrease in fair value
Jetty financial instrument -	Discounted cash flow	Expected future Jetty cash flows	Increase or decrease in expected future Jetty cash flows will result in an increase or decrease in fair value
Call Options		Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
Jetty financial instrument - Deferred Payments	Monte Carlo simulation model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
		Volatility of Jetty equity and revenue	Increase or decrease in volatility will result in an increase or decrease in fair value
Warrant derivative liability	Monte Carlo simulation model	Volatility of Canopy Growth share price	Increase or decrease in volatility will result in an increase or decrease in fair value
BioSteel redeemable noncontrolling	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
interest		Expected future BioSteel cash flows	Increase or decrease in expected future BioSteel cash flows will result in an increase or decrease in fair value
Acreage Debt Option Premium	Monte Carlo simulation model	Volatility of Acreage share price	Increase or decrease in volatility will result in a decrease or increase in fair value
Acreage Tax Receivable	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
Agreement	Probability-weighted expected return	Probability of each scenario	Change in probability of occurrence in each scenario will result in a change in fair value
	model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value

25. REVENUE

Revenue is disaggregated as follows:

	Years ended
	March 31,	March 31,	March 31,
	2023	2022	2021
		(As Restated)
Canada cannabis
Canadian adult-use cannabis
Business-to-business[1]	$95,026	$143,732	$163,585
Business-to-consumer	36,243	61,570	66,016
	131,269	205,302	229,601
Canadian medical cannabis[2]	55,798	52,608	55,448
	$187,067	$257,910	$285,049

Rest-of-world cannabis
C3	-	36,113	62,335
Other rest-of-world cannabis	38,949	43,193	31,296
	$38,949	$79,306	$93,631

Storz & Bickel	$64,845	$85,410	$80,998
BioSteel	$69,649	$34,622	$28,530
This Works	$26,029	$32,296	$33,314
Other	16,365	20,777	25,127

Net revenue	$402,904	$510,321	$546,649

1Canadian adult-use business-to-business net revenue reflects excise taxes of $43,071 (year ended March 31, 2022 - $56,666; and year ended March 31, 2021 - $54,928).

2Canadian medical cannabis net revenue reflects excise taxes of $4,926 (year ended March 31, 2022 - $5,227; and year ended March 31, 2021 - $5,621).

The Company recognizes variable consideration related to estimated future product returns and price adjustments as a reduction of the transaction price at the time revenue for the corresponding product sale is recognized. Net revenue reflects actual returns and variable consideration related to estimated returns and price adjustments in the amount of $26,233 for the year ended March 31, 2023 (year ended March 31, 2022 – $21,464; and year ended March 31, 2021 – $23,935). As of March 31, 2023, the liability for estimated returns and price adjustments was $7,123 (March 31, 2022 – $3,729).

26. PHARMHOUSE

PharmHouse Inc. (“PharmHouse”), a joint venture formed on May 7, 2018, between RIV Capital and 2615975 Ontario Limited (the “PharmHouse JV Partner”), is a company licensed to cultivate cannabis under the Cannabis Act. Upon completion of the RIV Arrangement on February 23, 2021, the Company no longer controlled RIV Capital and RIV Capital’s consolidated assets and liabilities were derecognized from the Company’s consolidated financial statements. The assets and liabilities that were derecognized include those described below in relation to RIV Capital’s investments in, and obligations with respect to, PharmHouse. Refer to Note 30(c) for further details on the RIV Arrangement.

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

Accordingly, on September 15, 2020, PharmHouse obtained an order (the “Initial Order”) from the Ontario Superior Court of Justice (the “Court”) granting PharmHouse creditor protection under the Companies’ Creditors Arrangement Act (“CCAA”) (the “CCAA Proceedings”). The Court appointed an independent professional services firm to act as the Monitor of PharmHouse in the CCAA Proceedings while PharmHouse explored a restructuring of its business and operations (the “PharmHouse Restructuring”).

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

As at February 23, 2021, the Company estimated the current expected credit loss related to its contingent obligation under the PharmHouse Financial Guarantee to be $32,500, and recognized a financial liability for this amount in the consolidated balance sheet. Upon completion of the RIV Arrangement on February 23, 2021, this liability was derecognized from the Company’s consolidated balance sheet. During the year ended March 31, 2021, the Company recognized an associated current expected credit loss of $32,500 in net income (loss).

Other financial assets, including loans receivable

Prior to February 23, 2021, RCC had advanced to PharmHouse: (i) $40,000 of secured debt financing pursuant to a shareholder loan agreement; (ii) $2,450 pursuant to a secured demand promissory note; and (iii) $1,206 between August 4, 2020, and September 8, 2020 pursuant to an unsecured promissory note. The Company recognized these instruments as financial assets, initially recorded them at fair value and subsequently measured them at amortized cost. Additionally, pursuant to the Initial Order, RCC entered into an agreement to provide a super-priority, debtor-in-possession interim, non-revolving credit facility to PharmHouse (the “DIP Financing”), with a maximum principal amount available to be drawn by PharmHouse of $9,700, and a maturity date of February 28, 2021. As at February 23, 2021, RCC had advanced $9,300 pursuant to the DIP Financing.

As a result of the PharmHouse Recoverability Assessment described above, the Company recognized a current expected credit loss of $32,500 in the year ended March 31, 2021, related to its contingent obligation under the PharmHouse Financial Guarantee that existed prior to the completion of the RIV Arrangement on February 23, 2021 and the resulting derecognition of RIV Capital’s consolidated assets and liabilities. The Company also concluded that the following amounts, as described above, may not be recoverable: (i) $9,300 advanced pursuant to DIP Financing; (ii) $40,000 advanced under the shareholder loan agreement; (iii) $2,450 advanced under the secured demand promissory note; (iv) $1,206 advanced under the unsecured demand promissory note; and (v)

$8,989 in interest receivable in relation to these financial instruments. Additionally, it was determined that certain advances in the amount of $15,000 provided to PharmHouse by the Company may not be recoverable, and costs of $35 were incurred associated with the PharmHouse Restructuring in the year ended March 31, 2021. Accordingly, the Company recorded expected credit losses on financial assets and related charges of $109,480 for the year ended March 31, 2021.

PharmHouse equity method investment

As at February 23, 2021, RCC owned 10,998,660 common shares of PharmHouse, representing a 49% equity interest on a non-diluted basis. RCC had not yet received any distributions on account of its common share investment in PharmHouse.

As a result of the PharmHouse Recoverability Assessment described above, the Company determined that there was an other-than-temporary-impairment and recognized an impairment charge for the full amount of its equity method investment of $32,369.

27. OTHER INCOME (EXPENSE), NET

Other income (expense), net is disaggregated as follows:

	Years ended
	March 31,	March 31,	March 31,
	2023	2022	2021
Fair value changes on other financial assets	$(424,115)	$(356,109)	$435,107
Fair value changes on liability arising from Acreage Arrangement	47,000	553,000	(399,849)
Fair value changes on unsecured senior notes	(43,104)	76,776	(162,540)
Fair value changes on warrant derivative liability	26,920	588,655	(293,084)
Fair value changes on acquisition related contingent consideration and other	38,890	4,417	39,608
Gain and charges related to settlement of debt	582	-	-
Interest income	24,282	6,601	21,367
Interest expense	(126,160)	(103,944)	(8,459)
Foreign currency gain (loss)	(8,534)	5,415	(18,013)
Gain (loss) on disposal/acquisition of consolidated entity	2,414	(6,762)	634
Other income (expense), net	(4,200)	(14,708)	(2,647)
	$(466,025)	$753,341	$(387,876)

28. INCOME TAXES

Net loss before income taxes was generated as follows:

	Years ended
	March 31,	March 31,	March 31,
	2023	2022	2021
		(As Restated)
Domestic - Canada	$(2,513,026)	$(173,970)	$(1,611,210)
Foreign - outside of Canada	(801,294)	(165,545)	(72,751)
	$(3,314,320)	$(339,515)	$(1,683,961)

The income tax recovery (expense) consists of the following:

	Years ended
	March 31,	March 31,	March 31,
	2023	2022	2021
Current
Domestic - Canada	$4,783	$895	$(19,318)
Foreign - outside of Canada	(676)	1,476	(2,091)
	$4,107	$2,371	$(21,409)
Deferred
Domestic - Canada	$(3,603)	$6,353	$36,505
Foreign - outside of Canada	4,270	224	(1,955)
	667	6,577	34,550
Income tax recovery	$4,774	$8,948	$13,141

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

A reconciliation of the amount of income taxes reflected above compared to the expected income taxes calculated at the combined Canadian federal and provincial enacted statutory tax rate of 26.5% for each of the three years ended March 31, 2023, 2022 and 2021 is as follows:

	Years ended
	March 31,	March 31,	March 31,
	2023	2022	2021
		(As Restated)
Net loss before income taxes	$(3,314,320)	$(339,515)	$(1,683,961)
Expected tax rate	26.5%	26.5%	26.5%
Expected income tax recovery	878,295	89,971	446,250
Non-deductible and non-taxable items	(29,385)	17,557	81,883
Fair value changes on Acreage Arrangement	12,386	146,545	(105,960)
Fair value changes on warrant derivative liability	6,294	155,964	(77,663)
Settlement of unsecured senior notes	(14,862)	-	-
Share-based compensation	(2,126)	(9,908)	(21,121)
Goodwill impairment	(473,702)	-	-
Change in valuation allowance	(313,583)	(363,954)	(358,964)
Effect of tax rates outside of Canada	(4,596)	8,459	10,870
Non-taxable portion of capital gains and losses	(48,573)	(38,440)	38,705
Other	(5,374)	2,754	(859)
Income tax recovery	$4,774	$8,948	$13,141

Current income taxes payable in the amount of $1,592 (March 31, 2022 – $1,927) is included in accounts payable and current income taxes receivable in the amount of $5,446 (March 31, 2022 – $6,018) is included in other accounts receivable.

The Company continues to believe the amount of unrealized tax benefits appropriately reflects the uncertainty of items that are or may in the future be under discussion, audit, dispute or appeal with a tax authority or which otherwise result in uncertainty in the determination of income for tax purposes. If appropriate, an unrealized tax benefit will be realized in the year in which the Company determines that realization is not in doubt. Where the final determined outcome is different from the Company’s estimate, such difference will impact the Company’s income taxes in the year during which such determination is made.

Significant components of deferred income tax assets (liabilities) consist of the following:

	Years ended
	March 31,	March 31,
	2023	2022
		(As Restated)
Deferred income tax assets
Property, plant and equipment	$104,043	$78,023
Intangible assets	11,202	671
Inventory reserves and write-downs	18,749	40,324
Other reserves and accruals	10,554	5,939
Losses carried forward	1,142,607	919,955
Equity method investments and other financial assets	72,881	10,512
Deferred financing costs	4,597	2,740
Other	10,415	5,635
Gross deferred income tax assets	1,375,048	1,063,799
Valuation allowances	(1,355,385)	(1,041,802)
Total deferred income tax assets, net	$19,663	$21,997

Deferred income tax liabilities
Property, plant and equipment	$(3,475)	$(4,182)
Intangible assets	(15,200)	(29,832)
Deferred financing costs	(1,345)	(3,353)
Other	-	(621)
Total deferred income tax liabilities	(20,020)	(37,988)
Net deferred income tax liabilities	$(357)	$(15,991)

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

As at March 31, 2023, the Company had temporary differences associated with investments in foreign subsidiaries for which no deferred income tax liabilities have been recognized, as the Company is able to control the timing of the reversal of these temporary differences and material undistributed earnings are considered permanently invested. Determination of the amount of the unrecognized deferred income tax liability is not practicable due to the inherent complexity of the multi-jurisdictional operations of the Company.

As at March 31, 2023, the Company has the following losses carried forward available to reduce future years’ taxable income, which losses expire as follows:

Expiring within 5 years	$-
Expiring between 5 and 10 years	3,321
Expiring between 10 and 15 years	367,213
Expiring between 15 and 20 years	2,829,026
Indefinite	510,831
$3,710,391

Total in Canada	$3,195,923
Total in United States	451,258
Total in Europe	58,731
Total in other jurisdictions	4,479
$3,710,391

Total operating losses	$3,710,391
Total capital losses (carried forward indefinitely)	1,177,195
$4,887,586

29. ACQUISITIONS

(a) Year ended March 31, 2023

The following table summarizes the consolidated balance sheet impact at acquisition of the Company’s business combinations that occurred in the year ended March 31, 2023.

Verona
Facility
Property, plant and equipment	$28,771
Debt and other liabilities	(2,373)
Net assets acquired	$26,398

Consideration paid in cash	$24,223
Other consideration	2,175
Total consideration	$26,398

Consideration paid in cash	$24,223
Less: Cash and cash equivalents acquired	-
Net cash outflow	$24,223

The table above summarizes the fair value of the consideration given and the fair values assigned to the assets acquired and liabilities assumed for the acquisition completed in the year ended March 31, 2023.

Acquisition of Verona Facility

On November 8, 2022, the Company, through its affiliate BioSteel, completed the acquisition (the “Verona Acquisition”) of a manufacturing facility located in Verona, Virginia (the “Verona Facility”) from Flow Beverage Corp. (“Flow”), one of BioSteel’s contract manufacturers. Consideration was $26,398 (US$19,477), consisting of cash paid of $15,685 (US$11,573) and $8,538 (US$6,299) related to the repayment of debt and the retirement of certain lease obligations, and $2,175 (US$1,605) in remediation and indemnity holdbacks to be retained by the Company and paid within one year of the closing of the Verona Acquisition. BioSteel and Flow have also entered into a co-manufacturing agreement whereby, in addition to the production of BioSteel-branded sports hydration beverages, BioSteel will produce Flow’s portfolio of branded water at the Verona Facility.

Due to the timing of the Verona Acquisition, the purchase price allocation for the Verona Acquisition is provisional. The fair value assigned to the consideration paid and net assets acquired is based on management’s best estimate using the information currently available and may be revised by the Company as additional information is received.

(b) Acquisitions completed in the year ended March 31, 2022

The following table summarized the consolidated balance sheet impact at acquisition of the Company's business combinations that occurred in the year ended March 31, 2022.

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

The table above summarizes the fair value of the consideration given and the fair values assigned to the assets acquired and liabilities assumed for each acquisition. Goodwill arose in these acquisitions because the cost of acquisition included a control premium. In addition, the consideration paid for the combination reflected the benefit of expected revenue growth and future market development. These benefits were not recognized separately from goodwill because they do not meet the recognition criteria for identifiable intangible assets. Except for some of the goodwill arising in respect of the Ace Valley (as defined below) and Supreme Cannabis acquisition, none of the goodwill arising on these acquisitions is expected to be deductible in the computation of income for tax purposes.

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

In the year ended March 31, 2022, the Company finalized the purchase price allocation to the individual assets acquired and liabilities assumed using the acquisition method

(ii) Supreme Cannabis

On June 22, 2021, the Company and Supreme Cannabis completed an arrangement (the “Supreme Arrangement”) pursuant to which the Company acquired 100% of the issued and outstanding common shares of Supreme Cannabis (the “Supreme Shares”). Supreme Cannabis is a producer of adult-use, wholesale and medical cannabis products, with a diversified portfolio of distinct cannabis companies, products and brands. Pursuant to the Supreme Arrangement, the Company issued 9,013,400 common shares with a fair value on closing of $260,668 and made a cash payment of $84 to former Supreme Cannabis shareholders in consideration for their Supreme Shares.

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

In the year ended March 31, 2023, the Company finalized the purchase price allocation to the individual assets acquired and liabilities assumed using the acquisition method.

(c) Acquisitions completed in the year ended March 31, 2021

There were no acquisitions during the year ended March 31, 2021.

(d) More Life

On November 7, 2019 the Company entered into agreements with certain entities that are controlled by Aubrey “Drake” Graham to launch More Life. Under the agreements Canopy Growth sold 100% of the shares of 1955625 Ontario Inc., a wholly owned subsidiary of Canopy Growth that holds the Health Canada license for a facility located in Scarborough, Ontario to More Life (“More Life Facility”) in exchange for a 40% interest in More Life. Certain entities that are controlled by Drake hold a 60% ownership interest in More Life. Following this transaction, the Company no longer controlled 1955625 Ontario Inc. and the Company derecognized the assets and liabilities of 1955625 Ontario Inc. from its consolidated financial statements at their carrying amounts.

As consideration for the 60% interest in More Life, certain entities that are controlled by Drake granted More Life the right to exclusively exploit certain intellectual property and brands in association with the growth, manufacture, production, marketing and sale of cannabis and cannabis-related products, accessories, merchandise and paraphernalia in Canada and internationally. More Life sublicensed such rights in Canada to Canopy Growth in exchange for royalty payments. The Company and More Life agreed to terminate the sublicense agreement between the two parties as of March 1, 2021, and as a result the Company derecognized the remaining minimum royalty obligations owing to More Life in the amount of $33,681. The difference between the termination payment made by the Company to More Life and the remaining minimum royalty obligations was recorded in asset impairment and restructuring costs; refer to Note 6.

Through its ownership and other rights, the Company was determined to have significant influence over More Life and accounted for its interest in More Life using the equity method of accounting. As at March 31, 2021, as a result of the termination of the sublicense agreement between the Company and More Life, the Company determined that the fair value of its’ interest in More Life was $nil, and accordingly, the Company recognized an impairment on its equity method investment in the amount of $10,300 in the year ended March 31, 2021 as part of the restructuring of its global operations. See Note 6 for further information.

30. DIVESTITURES

(a) Retail Divestiture

The Company entered into the following two agreements to divest its retail business in Canada, which includes the retail stores operating under the Tweed and Tokyo Smoke banners:

•
An agreement with OEG Retail Cannabis (“OEGRC”), a prior Canopy Growth licensee partner, pursuant to which OEGRC acquired ownership of 23 of the Company’s corporate-owned retail stores in Manitoba, Saskatchewan and Newfoundland and Labrador, as well as all Tokyo Smoke-related intellectual property (the “OEGRC Transaction”). In connection with the OEGRC Transaction, the Tokyo Smoke brand has been transferred to OEGRC and all acquired retail stores branded as Tweed will be rebranded by OEGRC. In addition, the master franchise agreement between the Company and OEGRC, pursuant to which OEGRC licenses the Tokyo Smoke brand in Ontario, was terminated effective on the closing of the OEGRC Transaction. The OEGRC Transaction closed on December 30, 2022.
•
An agreement (the “FOUR20 Agreement”) with 420 Investments Ltd. (“FOUR20”), a licensed cannabis retailer, pursuant to which FOUR20 acquired ownership of five of the Company’s corporate-owned retail stores in Alberta (the “FOUR20 Transaction”). Pursuant to the FOUR20 Agreement, the stores will be rebranded under FOUR20’s retail banner upon closing of the FOUR20 Transaction. The FOUR20 Transaction closed on October 26, 2022.

In the three months ended December 31, 2022, upon closing of the OEGRC Transaction and the FOUR20 Transaction, the Company received a cash payment of $88. At December 31, 2022, the Company was also entitled to deferred consideration of $5,500, and an earn-out payment of $6,099, subject to the achievement of certain revenue targets by the divested retail stores. In the three months ended March 31, 2023, $2,500 of deferred consideration was received.

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

(b) C3 Divestiture

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

(c) Plan of arrangement with RIV Capital

On December 21, 2020, the Canopy Growth entered into the RIV Arrangement with Tweed NB, RIV Capital and RCC, pursuant to which Canopy Growth acquired certain assets from RCC, as set out below, in exchange for cash, Canopy Growth common shares and the surrender of all shares in the capital of RIV Capital held by Canopy Growth. The RIV Arrangement was completed on February 23, 2021.

Pursuant to the RIV Arrangement, Canopy Growth increased its conditional ownership interest in TerrAscend through the acquisition of: (i) 19,445,285 TerrAscend Exchangeable Shares held by RCC; (ii) 2,225,714 TerrAscend Warrants with an exercise price of $5.95 per share held by RCC; (iii) 333,723 TerrAscend Warrants with an exercise price of $6.49 per share held by RCC; and (iv) a loan receivable owing by TerrAscend Canada to RCC.

See Note 5 for information regarding the Reorganization. Following the implementation of the Reorganization, as of October 24, 2022, Canopy USA holds certain U.S. cannabis investments previously held by the Company, including the aforementioned direct and indirect interests in the capital of TerrAscend.

Pursuant to the RIV Arrangement, Canopy Growth also acquired: (i) all of the Class A preferred shares in the capital of Les Vert Mirabel held by RCC; and (vi) 143 common shares in the capital of Vert Mirabel, thereby increasing Canopy Growth’s ownership of the issued and outstanding common shares in the capital of Vert Mirabel to approximately 55%. See Note 6 for information regarding the Company’s restructuring actions initiated in the three months ended March 31, 2023, which included, among other things, the purchase of the remaining 45% of Vert Mirabel and ceasing the sourcing of cannabis flower from the Mirabel, Quebec facility. In addition, all of the obligations of Tweed NB owing to RCC pursuant to a royalty agreement between the parties were terminated.

In exchange for the foregoing, Canopy Growth: (i) surrendered 36,468,318 MVS and 15,223,938 SVS in the capital of RIV Capital; (ii) made a cash payment to RCC of $115,000; and (iii) issued 3,647,902 Canopy Growth common shares to RCC. As a result, following completion of the RIV Arrangement, Canopy Growth no longer had any equity, debt or other interest in RIV Capital, and no longer had any representation on the RIV Capital board of directors.

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

31. ACREAGE ARRANGEMENT AND AMENDMENTS TO CBI INVESTOR RIGHTS AGREEMENT AND WARRANTS

Acreage Arrangement

On September 23, 2020, the Company and Acreage entered into a second amendment (the “Acreage Amending Agreement”) to the arrangement agreement (the “Original Acreage Arrangement Agreement”) and plan of arrangement (the “Original Acreage Arrangement”) between the Company and Acreage dated April 18, 2019, as amended on May 15, 2019. In connection with the Acreage Amending Agreement, the Company and Acreage implemented an amended and restated plan of arrangement (the “Acreage Amended Arrangement”) on September 23, 2020. Pursuant to the terms of the Original Acreage Arrangement, shareholders of Acreage and holders of certain securities convertible into the existing Acreage subordinated voting shares as of June 26, 2019, received an immediate aggregate total payment of US$300,000 ($395,190) in exchange for granting Canopy Growth both the right and the obligation to acquire all of the issued and outstanding shares of Acreage following the occurrence or waiver (at the discretion of Canopy Growth) of the Triggering Event and subject to the satisfaction or waiver of the conditions set out in the Original Acreage Arrangement Agreement.

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

•
Upon the occurrence or waiver (at the discretion of Canopy Growth) of the Triggering Event, Canopy Growth will have the right (the “Acreage Floating Option”) exercisable for a period of 30 days, to acquire all of the issued and outstanding Floating Shares for cash or common shares or a combination thereof, in Canopy Growth’s sole discretion at a price equal to the 30-day volume weighted average trading price of the Floating Shares on the Canadian Securities Exchange, subject to a minimum call price of US$6.41 per Floating Share. The foregoing exchange ratio for the Floating Shares is subject to adjustment in accordance with the Acreage Amended Arrangement if Acreage issues greater than the permitted number of Floating Shares. The acquisition of the Floating Shares, if acquired, will take place concurrently with the closing of the acquisition of the Fixed Shares;

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

See Note 5 for information regarding the Reorganization. In connection with the Reorganization and the Floating Share Arrangement Agreement, Canopy Growth irrevocably waived the Acreage Floating Option and subject to, among other things, the terms of the Floating Share Arrangement Agreement, Canopy USA will acquire all of the issued and outstanding Floating Shares. Following the implementation of the Reorganization, Canopy USA, as of October 24, 2022, holds certain U.S. cannabis investments previously held by the Company, which is expected to enable Canopy USA, following, among other things, the Meeting and the exercise of the Acreage Option, including the issuance of the Fixed Shares to Canopy USA, to consummate the acquisitions of Acreage, Wana and Jetty.

At March 31, 2023, the right and the obligation to: (i) acquire the Fixed Shares pursuant to the Existing Acreage Arrangement Agreement; and (ii) acquire the Floating Shares pursuant to the Floating Share Arrangement Agreement (together, the “Acreage financial instrument”), represents a financial asset of $55,382 (March 31, 2022 – liability of $47,000). At March 31, 2023, the estimated fair value of the Acreage business is more than the estimated fair value of the consideration to be provided upon the exercise of the Acreage financial instrument. Fair value changes on the Acreage financial instrument are recognized in other income (expense), net; see Note 27. The fair value determination includes a high degree of subjectivity and judgment, which results in significant estimation uncertainty. See Note 24 for additional details on how the fair value of the Acreage financial instrument is calculated on a recurring basis. From a measurement perspective, the Company has elected the fair value option under ASC 825.

In connection with the Acreage Amended Arrangement, on September 23, 2020, an affiliate of the Company advanced US$50,000 ($66,995) to Universal Hemp, LLC, a wholly owned subsidiary of Acreage (“Acreage Hempco”) pursuant to a secured debenture (“Hempco Debenture”). In accordance with the terms of the Hempco Debenture, the funds advanced to Acreage Hempco cannot be used, directly or indirectly, in connection with or for any cannabis or cannabis-related operations in the United States, unless and until such operations comply with all applicable laws of the United States. The Hempco Debenture bears interest at a rate of 6.1% per annum and matures on September 23, 2030, or such earlier date in accordance with the terms of the Hempco Debenture. All interest payments made pursuant to the Hempco Debenture are payable in cash by Acreage Hempco. The Hempco Debenture is not convertible and is not guaranteed by Acreage. In connection with the Reorganization, as described in Note 5, on October 24, 2022, the Company transferred the Hempco Debenture to Canopy USA.

The amount advanced on September 23, 2020 pursuant to the Hempco Debenture has been recorded in other financial assets (see Note 12), and the Company has elected the fair value option under ASC 825. At March 31, 2023, the estimated fair value of the Hempco Debenture issued to an affiliate of the Company by Acreage Hempco was $29,262 (March 31, 2022 – $28,824), measured using a discounted cash flow model (see Note 24). Refer to Note 12 for details on fair value changes, foreign currency translation adjustment, and interest received. An additional US$50,000 may be advanced pursuant to the Hempco Debenture subject to the satisfaction of certain conditions by Acreage Hempco.

Amendment to the CBI Investor Rights Agreement and warrants

On April 18, 2019, certain wholly owned subsidiaries of CBI and Canopy Growth entered into the Second Amended and Restated Investor Rights Agreement (the "Amended Investor Rights Agreement") and a consent agreement. In connection with these agreements, on June 27, 2019, Canopy Growth: (i) extended the term of the first tranche of warrants, which allow CBI to acquire 88.5 million additional shares of Canopy Growth for a fixed price of $50.40 per share (the “Tranche A Warrants”), to November 1, 2023; and (ii) replaced the second tranche of warrants with two new tranches of warrants (the “Tranche B Warrants” and the “Tranche C Warrants”) as follows:

•
The Tranche B Warrants are exercisable to acquire 38.5 million common shares at a price of C$76.68 per common share; and

•
the Tranche C Warrants are exercisable to acquire 12.8 million common shares at a price equal to the 5-day volume-weighted average price of the common shares immediately prior to exercise.

In connection with the Tranche B Warrants and the Tranche C Warrants, Canopy Growth will provide CBI with a share repurchase credit of up to $1.583 billion on the aggregate exercise price of the Tranche B Warrants and Tranche C Warrants in the event that Canopy Growth does not purchase for cancellation the lesser of: (i) 27,378,866 common shares; and (ii) common shares with a value of $1.583 billion, during the period commencing on April 18, 2019 and ending on the date that is 24 months after the date that CBI exercises all of the Tranche A Warrants. The share repurchase credit feature is accounted for as a derivative liability, with the fair value continuing to be $nil at March 31, 2023.

The modifications to the Tranche A Warrants resulted in them meeting the definition of a derivative instrument under ASC 815 - Derivatives and Hedging (“ASC 815”). They continue to be classified in equity as the number of shares and exercise price were both fixed at inception.

The Tranche B Warrants are accounted for as derivative instruments (the “Warrant derivative liability”) measured at fair value in accordance with ASC 815. At March 31, 2023, the fair value of the warrant derivative liability was $nil (March 31, 2022 – $26,920), and fair value changes are recognized in other income (expense), net; see Note 27. See Note 24 for additional details on how the fair value of the warrant derivative liability is calculated on a recurring basis.

The Tranche C Warrants are accounted for as derivative instruments, with the fair value continuing to be $nil at March 31, 2023.

As described in Note 5, in connection with the Reorganization, the Company entered into the Third Consent Agreement, pursuant to which CBG and Greenstar agreed, among other things, that in the event that CBG and Greenstar convert their ownership in the Company's common shares into Exchangeable Shares, CBG will surrender the warrants held by CBG to purchase 139,745,453 common shares of the Company for cancellation for no consideration. In addition, following such conversion by CBG and Greenstar of their common shares into Exchangeable Shares, other than the Third Consent Agreement and the termination rights contained therein and the CBI Note (as defined below), all agreements between the Company and CBI will terminate, including the Amended Investor Rights Agreement. In such circumstances it is expected that the CBI nominees that are currently sitting on the board of directors of the Company (the “Board”) (and comprise a majority of the Board) will resign as directors of the Company following the termination of the Amended Investor Rights Agreement.

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

Balance sheet location

A summary of lease right-of-use assets and liabilities are as follows:

	March 31,	March 31,
	2023	2022
Property, plant and equipment
Operating lease	$20,741	$39,571
Finance lease	8,838	34,333
	$29,579	$73,904
Other current liabilities:
Operating lease	$9,143	$11,752
Finance lease	19,541	26,283
Other long-term liabilities:
Operating lease	40,977	58,031
Finance lease	39,648	43,094
	$109,309	$139,160

Lease expense

The components of total lease expense are as follows:

	Years ended
	March 31,	March 31,
	2023	2022
Operating lease expense	$10,608	$5,245
Finance lease expense:
Amortization of right-of-use assets	1,494	3,883
Interest on lease liabilities	2,018	1,667
	$14,120	$10,795

Lease maturities

As of March 31, 2023, the minimum payments due for lease liabilities for each of the five succeeding fiscal years and thereafter are as follows:

	Operating Leases	Finance Leases
2024	$11,661	$21,410
2025	12,494	5,313
2026	9,521	33,020
2027	9,016	325
2028	7,714	329
Thereafter	8,066	3,725
Total lease payments	$58,472	$64,122
Less: Interest	8,352	4,933
Total lease liabilities	$50,120	$59,189

As of March 31, 2023, we have additional operating leases that have not yet commenced with immaterial aggregated minimum payments on an undiscounted basis.

Supplemental information

	Years ended
	March 31,	March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,277	$12,905
Operating cash flows from finance leases	2,018	1,667
Financing cash flows from finance leases	5,997	1,494

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$3,759	$9,019
Finance leases	2,714	3,720

	March 31,	March 31,
	2023	2022
Weighted-average remaining lease term:
Operating leases	5	6
Finance leases	3	4

Weighted-average discount rate
Operating leases	5.24%	4.50%
Finance leases	4.50%	4.50%

33. RELATED PARTY

Year ended March 31, 2023

Pursuant to the Reorganization, the Company entered into certain agreements with CBI, including the Third Consent Agreement. See “Relationship with CBI” in Note 5.

Year ended March 31, 2022

There were no reportable related party transactions in the year ended March 31, 2022.

Year ended March 31, 2021

On February 23, 2021, the Company completed the RIV Arrangement with RIV Capital and RCC. Refer to Note 30(c) for a description of the RIV Arrangement.

In connection with the Proposal Agreement entered into by the Company and Acreage on June 24, 2020 to amend the terms of the Original Acreage Arrangement, the Company entered into the Second Consent Agreement with CBI and its affiliates.

34. COMMITMENTS

The Company has entered into agreements in which it has committed to purchase a minimum amount of inventory, pay a minimum amount of royalty expenses, incur expenditures for property, plant and equipment and procure various other goods or services. The following summarizes the Company’s annual minimum commitments associated with its contractual agreements as of March 31, 2023. This amount excludes the Company’s debt and lease related commitments which are disclosed elsewhere in Notes 17 and 32, respectively in these consolidated financial statements.

2024	$118,211
2025	42,382
2026	28,981
2027	19,676
2028	-
Thereafter	-
$209,250

35. SEGMENTED INFORMATION

Reportable segments

Prior to the three months ended September 30, 2022, the Company had the following two reportable segments: (i) global cannabis; and (ii) other consumer products. Following the completion of certain restructuring actions which were initiated in the three months ended March 31, 2022, and which were aligned with the Company’s strategic review of its business (see Note 6 for details), the Company has changed the structure of its internal management financial reporting. Accordingly, in the three months ended September 30, 2022, the Company began reporting its financial results for the following five reportable segments:

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
•
BioSteel - includes the production, distribution and sale of consumer packaged goods including sports nutrition beverages, hydration mixes, proteins and other specialty nutrition products; and
•
This Works - includes the production, distribution and sale of beauty, skincare, wellness and sleep products, some of which have been blended with hemp-derived CBD isolate.

These segments reflect how the Company’s operations are managed, how the Company’s Chief Executive Officer, who is the Chief Operating Decision Maker (“CODM”), allocates resources and evaluates performance, and how the Company’s internal management financial reporting is structured. The Company’s CODM evaluates the performance of these segments, with a focus on (i) segment net revenue, and (ii) segment gross margin as the measure of segment profit or loss. Accordingly, information regarding segment net revenue and segment gross margin for the comparative periods has been restated to reflect the aforementioned change in reportable segments. The remainder of the Company’s operations include revenue derived from, and cost of sales associated with, the Company’s non-cannabis extraction activities and other ancillary activities; these are included within "other."

The accounting policies of each segment are the same as those disclosed in the summary of significant accounting policies in Note 3.

	Years ended
	March 31,	March 31,	March 31,
	2023	2022	2021
		(As Restated)
Segmented net revenue
Canada cannabis	$187,067	$257,910	$285,049
Rest-of-world cannabis	38,949	79,306	93,631
Storz & Bickel	64,845	85,410	80,998
BioSteel	69,649	34,622	28,530
This Works	26,029	32,296	33,314
Other	16,365	20,777	25,127
	$402,904	$510,321	$546,649
Segmented gross margin:
Canada cannabis	$(95,291)	$(212,820)	$(8,435)
Rest-of-world cannabis	(3,322)	(28,875)	29,687
Storz & Bickel	26,112	37,284	34,231
BioSteel	(40,613)	(15,722)	1,689
This Works	10,205	14,800	17,350
Other	(1,231)	2,197	(7,562)
	(104,140)	(203,136)	66,960
Selling, general and administrative expenses	456,225	472,756	575,389
Share-based compensation	31,188	47,525	91,149
Expected credit losses on financial assets and relates charges	-	-	109,480
Asset impairment and restructuring costs	2,256,742	369,339	534,398
Operating loss	(2,848,295)	(1,092,756)	(1,243,456)
Loss from equity method investments	-	(100)	(52,629)
Other income (expense), net	(466,025)	753,341	(387,876)
Loss before incomes taxes	$(3,314,320)	$(339,515)	$(1,683,961)

Asset information by segment is not provided to, or reviewed by, the Company’s CODM as it is not used to make strategic decisions, allocate resources, or assess performance.

Entity-wide disclosures

Disaggregation of net revenue by geographic area:

	Years ended
	March 31,	March 31,	March 31,
	2023	2022	2021
		(As Restated)
Canada	$268,457	$286,365	$329,172
Germany	48,701	90,874	116,379
United States	39,042	82,080	64,926
Other	46,704	51,002	36,172
	$402,904	$510,321	$546,649

Disaggregation of long-lived tangible assets by geographic area:

	March 31,	March 31,
	2023	2022
Canada	$361,778	$827,591
United States	85,772	63,247
Germany	51,341	48,355
Other	575	3,587
	$499,466	$942,780

For the year ended March 31, 2023, no customer represented more than 10% of the Company’s net revenue (years ended March 31, 2022 and 2021, one and no, respectively).
36. RESTATEMENT OF PREVIOUSLY ISSUED UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following tables include corrections to the prior period results, and present the effect of the Restatement Items described in Note 2, “Basis of Presentation - Restatement of Previously Issued Consolidated Financial Statements” on the Company’s unaudited interim condensed consolidated balance sheets for the periods indicated (in thousands, except number of shares and per share data):

	June 30, 2022
	As Previously Reported	Restatement Adjustment	As Restated
Amounts receivable, net	$96,626	$(13,827)	$82,799
Inventory	205,513	19	205,532
Prepaid expenses and other assets	62,141	(298)	61,843
Total current assets	1,593,572	(14,106)	1,579,466
Total assets	3,517,527	(14,106)	3,503,421
Other liabilities	86,776	170	86,946
Total current liabilities	404,408	170	404,578
Total liabilities	1,834,607	170	1,834,777
Redeemable noncontrolling interest	37,150	(9,000)	28,150
Additional paid-in capital	2,515,453	5,881	2,521,334
Deficit	(8,454,214)	(11,157)	(8,465,371)
Total Canopy Growth Corporation shareholders' equity	1,641,255	(5,276)	1,635,979
Total shareholders' equity	1,645,770	(5,276)	1,640,494
Total liabilities and shareholders' equity	3,517,527	(14,106)	3,503,421

	September 30, 2022
	As Previously Reported	Restatement Adjustment	As Restated
Amounts receivable, net	$108,236	$(25,820)	$82,416
Inventory	211,209	545	211,754
Prepaid expenses and other assets	62,957	(216)	62,741
Total current assets	1,538,175	(25,491)	1,512,684
Goodwill	136,513	(57,401)	79,112
Total assets	3,402,270	(82,892)	3,319,378
Other liabilities	63,645	16,235	79,880
Total current liabilities	542,401	16,235	558,636
Total liabilities	1,738,241	16,235	1,754,476
Redeemable noncontrolling interest	35,900	(23,224)	12,676
Additional paid-in capital	2,516,811	21,292	2,538,103
Deficit	(8,676,020)	(97,195)	(8,773,215)
Total Canopy Growth Corporation shareholders' equity	1,625,173	(75,903)	1,549,270
Total shareholders' equity	1,628,129	(75,903)	1,552,226
Total liabilities and shareholders' equity	3,402,270	(82,892)	3,319,378

	December 31, 2022
	As Previously Reported	Restatement Adjustment	As Restated
Amounts receivable, net	$104,640	$(22,954)	$81,686
Inventory	213,937	108	214,045
Prepaid expenses and other assets	52,151	(446)	51,705
Total current assets	1,172,910	(23,292)	1,149,618
Goodwill	142,076	(57,401)	84,675
Total assets	3,020,155	(80,693)	2,939,462
Other liabilities	84,134	413	84,547
Total current liabilities	678,741	413	679,154
Total liabilities	1,580,406	413	1,580,819
Redeemable noncontrolling interest	11,408	(10,408)	1,000
Additional paid-in capital	2,510,086	24,379	2,534,465
Deficit	(8,937,603)	(95,077)	(9,032,680)
Total Canopy Growth Corporation shareholders' equity	1,425,545	(70,698)	1,354,847
Total shareholders' equity	1,428,341	(70,698)	1,357,643
Total liabilities and shareholders' equity	3,020,155	(80,693)	2,939,462

The following tables present the effect of the Restatement Items on the Company’s unaudited interim condensed consolidated statements of operations and comprehensive income (loss) for the periods indicated (in thousands, except number of shares and per share data):

	Three months ended June 30, 2022
	As Previously Reported	Restatement Adjustment	As Restated
Revenue	$122,862	$(4,195)	$118,667
Net revenue	110,115	(4,195)	105,920
Cost of goods sold	111,507	(1)	111,506
Gross margin	(1,392)	(4,194)	(5,586)
Operating loss	(1,838,229)	(4,194)	(1,842,423)
Loss before income taxes	(2,083,807)	(4,194)	(2,088,001)
Net loss	(2,087,556)	(4,194)	(2,091,750)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interest	(4,408)	(899)	(5,307)
Net loss attributable to Canopy Growth Corporation	(2,083,148)	(3,295)	(2,086,443)

Basic and diluted loss per share	$(5.23)	$(0.01)	$(5.24)

Comprehensive loss:
Net loss	$(2,087,556)	$(4,194)	$(2,091,750)
Comprehensive loss	(2,059,738)	(4,194)	(2,063,932)
Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interest	(4,408)	(899)	(5,307)
Comprehensive loss attributable to Canopy Growth Corporation	(2,055,330)	(3,295)	(2,058,625)

	Three months ended September 30, 2022
	As Previously Reported	Restatement Adjustment	As Restated
Revenue	$130,359	$(12,445)	$117,914
Net revenue	117,863	(12,445)	105,418
Cost of goods sold	114,042	(669)	113,373
Gross margin	3,821	(11,776)	(7,955)
Operating expenses
Share-based compensation	9,858	4,723	14,581
Asset impairment and restructuring costs	43,968	57,401	101,369
Total operating expenses	179,668	62,124	241,792
Operating loss	(175,847)	(73,900)	(249,747)
Loss before income taxes	(223,691)	(73,900)	(297,591)
Net loss	(231,911)	(73,900)	(305,811)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interest	(10,105)	(3,536)	(13,641)
Net loss attributable to Canopy Growth Corporation	(221,806)	(70,364)	(292,170)

Basic and diluted loss per share	$(0.47)	$(0.15)	$(0.62)

Comprehensive loss:
Net loss	$(231,911)	$(73,900)	$(305,811)
Comprehensive loss	(221,647)	(73,900)	(295,547)
Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interest	(10,105)	(3,536)	(13,641)
Comprehensive loss attributable to Canopy Growth Corporation	(211,542)	(70,364)	(281,906)

	Six months ended September 30, 2022
	As Previously Reported	Restatement Adjustment	As Restated
Revenue	$253,221	$(16,640)	$236,581
Net revenue	227,978	(16,640)	211,338
Cost of goods sold	225,549	(670)	224,879
Gross margin	2,429	(15,970)	(13,541)
Operating expenses
Share-based compensation	15,297	4,723	20,020
Asset impairment and restructuring costs	1,771,953	57,401	1,829,354
Total operating expenses	2,016,505	62,124	2,078,629
Operating loss	(2,014,076)	(78,094)	(2,092,170)
Loss before income taxes	(2,307,498)	(78,094)	(2,385,592)
Net loss	(2,319,467)	(78,094)	(2,397,561)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interest	(14,513)	(4,435)	(18,948)
Net loss attributable to Canopy Growth Corporation	(2,304,954)	(73,659)	(2,378,613)

Basic and diluted loss per share	$(5.30)	$(0.17)	$(5.47)

Comprehensive loss:
Net loss	$(2,319,467)	$(78,094)	$(2,397,561)
Comprehensive loss	(2,281,385)	(78,094)	(2,359,479)
Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interest	(14,513)	(4,435)	(18,948)
Comprehensive loss attributable to Canopy Growth Corporation	(2,266,872)	(73,659)	(2,340,531)

	Three months ended December 31, 2022
	As Previously Reported	Restatement Adjustment	As Restated
Revenue	$113,349	$2,818	$116,167
Net revenue	101,213	2,818	104,031
Cost of goods sold	103,654	472	104,126
Gross margin	(2,441)	2,346	(95)
Operating loss	(153,764)	2,346	(151,418)
Loss before income taxes	(267,104)	2,346	(264,758)
Net loss	(266,722)	2,346	(264,376)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interest	(5,139)	228	(4,911)
Net loss attributable to Canopy Growth Corporation	(261,583)	2,118	(259,465)

Basic and diluted loss per share	$(0.54)	$0.01	$(0.53)

Comprehensive loss:
Net loss	$(266,722)	$2,346	$(264,376)
Comprehensive loss	(247,263)	2,346	(244,917)
Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interest	(5,139)	228	(4,911)
Comprehensive loss attributable to Canopy Growth Corporation	(242,124)	2,118	(240,006)

	Nine months ended December 31, 2022
	As Previously Reported	Restatement Adjustment	As Restated
Revenue	$366,570	$(13,822)	$352,748
Net revenue	329,191	(13,822)	315,369
Cost of goods sold	329,203	(198)	329,005
Gross margin	(12)	(13,624)	(13,636)
Operating expenses
Share-based compensation	21,725	4,723	26,448
Asset impairment and restructuring costs	1,794,212	57,401	1,851,613
Total operating expenses	2,167,828	62,124	2,229,952
Operating loss	(2,167,840)	(75,748)	(2,243,588)
Loss before income taxes	(2,574,602)	(75,748)	(2,650,350)
Net loss	(2,586,189)	(75,748)	(2,661,937)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interest	(19,652)	(4,207)	(23,859)
Net loss attributable to Canopy Growth Corporation	(2,566,537)	(71,541)	(2,638,078)

Basic and diluted loss per share	$(5.66)	$(0.16)	$(5.82)

Comprehensive loss:
Net loss	$(2,586,189)	$(75,748)	$(2,661,937)
Comprehensive loss	(2,528,648)	(75,748)	(2,604,396)
Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interest	(19,652)	(4,207)	(23,859)
Comprehensive loss attributable to Canopy Growth Corporation	(2,508,996)	(71,541)	(2,580,537)

The following tables present the effect of the Restatement Items on the Company’s unaudited interim condensed consolidated statements of shareholders’ equity for the periods indicated:

	June 30, 2022
	As Previously Reported	Restatement Adjustment	As Restated
Additional paid-in-capital - Redeemable noncontrolling interest	$(49,698)	$5,881	$(43,817)
Deficit	(8,454,214)	(11,157)	(8,465,371)
Total shareholders' equity	1,645,770	(5,276)	1,640,494

	September 30, 2022
	As Previously Reported	Restatement Adjustment	As Restated
Additional paid-in-capital - Redeemable noncontrolling interest	$(56,709)	$16,569	$(40,140)
Additional paid-in-capital - Ownership changes	(509,723)	4,723	(505,000)
Deficit	(8,676,020)	(97,195)	(8,773,215)
Total shareholders' equity	1,628,129	(75,903)	1,552,226

	December 31, 2022
	As Previously Reported	Restatement Adjustment	As Restated
Additional paid-in-capital - Redeemable noncontrolling interest	$(64,707)	$19,656	$(45,051)
Additional paid-in-capital - Ownership changes	(512,419)	4,723	(507,696)
Deficit	(8,937,603)	(95,077)	(9,032,680)
Total shareholders' equity	1,428,341	(70,698)	1,357,643

The following tables present the effect of the Restatement Items on the Company’s unaudited interim condensed consolidated statements of cash flows for the periods indicated:

	Three months ended June 30, 2022
	As Previously Reported	Restatement Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(2,087,556)	$(4,194)	$(2,091,750)
Change in operating assets and liabilities, net of effects from purchases of businesses:
Amounts receivable	(183)	3,964	3,781
Inventory	(1,126)	133	(993)
Prepaid expenses and other assets	(9,555)	219	(9,336)
Other, including non-cash foreign currency	1,928	(122)	1,806
Net cash used in operating activities	(140,515)	-	(140,515)

	Six months ended September 30, 2022
	As Previously Reported	Restatement Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(2,319,467)	$(78,094)	$(2,397,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	15,297	4,723	20,020
Asset impairment and restructuring costs	1,783,784	57,401	1,841,185
Change in operating assets and liabilities, net of effects from purchases of businesses:
Amounts receivable	(11,793)	15,956	4,163
Inventory	(6,822)	(393)	(7,215)
Prepaid expenses and other assets	(17,567)	138	(17,429)
Other, including non-cash foreign currency	(19,006)	269	(18,737)
Net cash used in operating activities	(273,915)	-	(273,915)

	Nine months ended December 31, 2022
	As Previously Reported	Restatement Adjustment	As Restated
Net loss	$(2,586,189)	$(75,748)	$(2,661,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	21,725	4,723	26,448
Asset impairment and restructuring costs	1,797,854	57,401	1,855,255
Change in operating assets and liabilities, net of effects from purchases of businesses:
Amounts receivable	(8,197)	13,090	4,893
Inventory	(9,550)	44	(9,506)
Prepaid expenses and other assets	(6,866)	368	(6,498)
Other, including non-cash foreign currency	(24,459)	122	(24,337)
Net cash used in operating activities	(417,809)	-	(417,809)
37. SUBSEQUENT EVENTS

Amendments to Canopy USA Structure

On May 19, 2023, the Company and Canopy USA implemented the Reorganization Amendments, which included, entering into the A&R Protection Agreement and amending and restating Canopy USA’s limited liability company agreement (the “A&R LLC Agreement”) in order to: (i) eliminate certain negative covenants that were previously granted by Canopy USA in favor of the Company as well as delegating to the managers of the Canopy USA Board not appointed by Canopy Growth the authority to approve the following key decisions (collectively, the “Key Decisions”): (a) the annual business plan of Canopy USA; (b) decisions regarding the executive officers of Canopy USA and any of its subsidiaries; (c) increasing the compensation, bonus levels or other benefits payable to any current, former or future employees or managers of Canopy USA or any of its subsidiaries; (d) any other executive compensation plan matters of Canopy USA or any of its subsidiaries; and (e) the exercise of the Wana Options or the Jetty Options, which for greater certainty means that the Company’s nominee on the Canopy USA Board will not be permitted to vote on any Key Decisions while the Company owns Non-Voting Shares; (ii) reduce the number of managers on the Canopy USA Board from four to three, including, reducing the Company’s nomination right to a single manager; (iii) amend the share capital of Canopy USA to, among other things, (a) create a new class of Canopy USA Class B Shares, which may not be issued prior to the conversion of the Non-Voting Shares or the Canopy USA Common Shares into Canopy USA Class B Shares; (b) amend the terms of the Non-Voting Shares such that the Non-Voting Shares will be convertible into Canopy USA Class B Shares (as opposed to Canopy USA Common Shares); and (c) amend the terms of the Canopy USA Common Shares such that upon conversion of all of the Non-Voting Shares into Canopy USA Class B Shares, the Canopy USA Common Shares will, subject to their terms, automatically convert into Canopy USA Class B Shares, provided that the number of Canopy USA Class B Shares to be issued to the former holders of the Canopy USA Common Shares will be equal to no less than 10% of the total issued and outstanding Canopy USA Class B Shares following such issuance. Accordingly, as a result of the Reorganization Amendments, in no circumstances will the Company, at the time of such conversions, own more than 90% of the Canopy USA Class B Shares.

In connection with the Reorganization Amendments, on May 19, 2023, Canopy USA and Huneeus 2017 Irrevocable Trust (the “Trust”) entered into a share purchase agreement (the “Trust SPA”), which sets out the terms of the Trust’s investment in Canopy USA in the aggregate amount of up to US$20 million. Agustin Huneeus, Jr. is the trustee of the Trust and is an affiliate of a shareholder of Jetty. Pursuant to the terms of the Trust SPA, the Trust will, subject to certain terms and conditions contained in the Trust SPA be issued Canopy USA Common Shares in two tranches with an aggregate value of up to US$10 million along with warrants of Canopy USA to acquire additional Canopy USA Common Shares. In addition, subject to the terms of the Trust SPA, the Trust has also been granted options to acquire additional Voting Shares (as defined in Canopy USA’s A&R LLC Agreement) with a value of up to an additional US$10 million and one such additional option includes the issuance of additional warrants of Canopy USA.

In addition, subject to the terms and conditions of the A&R Protection Agreement and the terms of the option agreements to acquire Wana and Jetty, as applicable, Canopy Growth may be required to issue additional common shares in satisfaction of certain deferred and/or option exercise payments to the shareholders of Wana and Jetty. Canopy Growth will receive additional Non-Voting Shares from Canopy USA as consideration for any Company common shares issued in the future to the shareholders of Wana and Jetty.

Refinancing of $100,000 of Canopy Notes Due in 2023

On April 13, 2023, the Company entered into an exchange agreement (the “April 2023 Exchange Agreement”) with Greenstar in order to extinguish $100,000 aggregate principal amount of the Canopy Notes. Pursuant to the April 2023 Exchange Agreement, the Company agreed to acquire and cancel $100,000 aggregate principal amount of the Canopy Notes held by Greenstar in exchange for: (i) a cash payment to Greenstar in the amount of the unpaid and accrued interest owing under the Canopy Notes held by Greenstar; and (ii) a promissory note (the “CBI Note”) issuable to Greenstar in the aggregate amount of $100,000 payable on December 31, 2024. The CBI Note will bear interest at a rate of 4.25% per year, payable on maturity of the CBI Note. As a result, Greenstar no longer holds any Canopy Notes.

Agreements with Indiva

On May 30, 2023, the Company entered into a license assignment and assumption agreement with Indiva Limited ("Indiva") and its subsidiary, Indiva Inc., providing the Company exclusive rights and interests to manufacture, distribute, and sell Wana branded products in Canada. Simultaneously, the Company and Indiva also entered into a contract manufacturing agreement, under which the Company will grant Indiva the exclusive right to manufacture and supply Wana branded products in Canada for five years, with the ability to renew for an additional five-year term upon mutual agreement of the parties.

We also subscribed for 37.2 million common shares of Indiva for an aggregate purchase price of $2,156. In addition, we agreed to make the following cash payments to Indiva: (i) $844 on May 30, 2023; and (ii) $1,250 on May 30, 2024.