Form 10-Q
period 2023-06-30
Canopy Growth Corp
filed 2023-08-09
CIK 1737927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 8, 2023, there were 717,196,302 common shares of the registrant issued and outstanding.

Unless otherwise noted or the context indicates otherwise, references in this Quarterly Report on Form 10-Q (“Quarterly Report”) to the “Company,” “Canopy Growth,” “we,” “us” and “our” refer to Canopy Growth Corporation, its direct and indirect wholly-owned subsidiaries; the term “cannabis” means the plant of any species or subspecies of genus Cannabis and any part of that plant, including all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers; and the term “U.S. hemp” has the meaning given to the term “hemp” in the U.S. Agricultural Improvement Act of 2018 (the “2018 Farm Bill”), including hemp-derived cannabidiol (“CBD”).

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

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(in thousands of Canadian dollars, except number of shares and per share data, unaudited)

	June 30, 2023	March 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$533,266	$677,007
Short-term investments	37,802	105,595
Restricted short-term investments	9,131	11,765
Amounts receivable, net	128,469	93,987
Inventory	142,064	148,901
Prepaid expenses and other assets	32,492	39,999
Total current assets	883,224	1,077,254
Other financial assets	625,268	568,292
Property, plant and equipment	395,206	499,466
Intangible assets	182,942	188,719
Goodwill	84,385	85,563
Other assets	19,509	19,804
Total assets	$2,190,534	$2,439,098

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$57,554	$76,234
Other accrued expenses and liabilities	75,425	75,991
Current portion of long-term debt and convertible debentures	252,902	556,890
Other liabilities	65,276	94,727
Total current liabilities	451,157	803,842
Long-term debt	792,132	749,991
Deferred income tax liabilities	1,200	357
Other liabilities	98,540	124,886
Total liabilities	1,343,029	1,679,076
Commitments and contingencies
Canopy Growth Corporation shareholders' equity:
Common shares - $nil par value; Authorized - unlimited number of shares; Issued - 626,727,549 shares and 517,305,551 shares, respectively	8,065,281	7,938,571
Additional paid-in capital	2,500,040	2,506,485
Accumulated other comprehensive loss	(8,509)	(13,860)
Deficit	(9,710,882)	(9,672,761)
Total Canopy Growth Corporation shareholders' equity	845,930	758,435
Noncontrolling interests	1,575	1,587
Total shareholders' equity	847,505	760,022
Total liabilities and shareholders' equity	$2,190,534	$2,439,098

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

(in thousands of Canadian dollars, except number of shares and per share data, unaudited)

	Three months ended June 30,
	2023	2022
		(As Restated)
Revenue	$121,112	$118,667
Excise taxes	12,386	12,747
Net revenue	108,726	105,920
Cost of goods sold	102,789	111,506
Gross margin	5,937	(5,586)
Operating expenses
Selling, general and administrative expenses	91,252	103,413
Share-based compensation	3,865	5,439
Asset impairment and restructuring costs	2,160	1,727,985
Total operating expenses	97,277	1,836,837
Operating loss	(91,340)	(1,842,423)
Other income (expense), net	51,497	(245,578)
Loss before income taxes	(39,843)	(2,088,001)
Income tax expense	(2,018)	(3,749)
Net loss	(41,861)	(2,091,750)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interest	(3,740)	(5,307)
Net loss attributable to Canopy Growth Corporation	$(38,121)	$(2,086,443)

Basic and diluted loss per share	$(0.07)	$(5.24)
Basic and diluted weighted average common shares outstanding	550,459,365	398,467,568

Comprehensive income (loss):
Net loss	$(41,861)	$(2,091,750)
Other comprehensive income (loss), net of income tax effect
Fair value changes of own credit risk of financial liabilities	14,178	27,060
Foreign currency translation	(7,160)	758
Total other comprehensive income, net of income tax effect	7,018	27,818
Comprehensive loss	(34,843)	(2,063,932)
Comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interest	(3,740)	(5,307)
Comprehensive loss attributable to Canopy Growth Corporation	$(31,103)	$(2,058,625)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of Canadian dollars, unaudited)

		Additional paid-in capital				Accumulated
	Common shares	Share-based reserve	Warrants	Ownership changes	Redeemable noncontrolling interest	other comprehensive income (loss)	Deficit	Noncontrolling interests	Total
Balance at March 31, 2023	$7,938,571	$498,150	$2,581,788	$(521,961)	$(51,492)	$(13,860)	$(9,672,761)	$1,587	$760,022
Other issuances of common shares and warrants	108,055	-	-	-	-	-	-	-	108,055
Share-based compensation	-	3,716	-	-	-	-	-	-	3,716
Issuance and vesting of restricted share units and performance share units	6,240	(6,240)	-	-	-	-	-	-	-
Changes in redeemable noncontrolling interest	-	-	-	-	(3,740)	-	-	3,740	-
Redemption of redeemable noncontrolling interest	-	-	-	(181)	-	-	-	(12)	(193)
Settlement of unsecured senior notes	12,415	-	-	-	-	(1,667)	-	-	10,748
Comprehensive income (loss)	-	-	-	-	-	7,018	(38,121)	(3,740)	(34,843)
Balance at June 30, 2023	$8,065,281	$495,626	$2,581,788	$(522,142)	$(55,232)	$(8,509)	$(9,710,882)	$1,575	$847,505

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of Canadian dollars, unaudited)

		Additional paid-in capital				Accumulated
	Common shares	Share-based reserve	Warrants	Ownership changes	Redeemable noncontrolling interest	other comprehensive income (loss)	Deficit	Noncontrolling interests	Total
Balance at March 31, 2022 (As Restated)	$7,482,809	$492,041	$2,581,788	$(509,723)	$(42,860)	$(42,282)	$(6,378,199)	$4,341	$3,587,915
Cumulative effect from adoption of ASU 2020-06	-	4,452	-	-	-	-	(729)	-	3,723
Other issuances of common shares and warrants	59,013	-	-	-	-	-	-	-	59,013
Exercise of Omnibus Plan stock options	1,282	(1,072)	-	-	-	-	-	-	210
Share-based compensation	-	5,265	-	-	-	-	-	-	5,265
Issuance and vesting of restricted share units	7,600	(7,600)	-	-	-	-	-	-	-
Changes in redeemable noncontrolling interest	-	-	-	-	(957)	-	-	5,307	4,350
Ownership changes relating to noncontrolling interests, net	-	-	-	-	-	-	-	174	174
Settlement of convertible senior notes	50,866	-	-	-	-	(7,090)	-	-	43,776
Comprehensive income (loss)	-	-	-	-	-	27,818	(2,086,443)	(5,307)	(2,063,932)
Balance at June 30, 2022 (As Restated)	$7,601,570	$493,086	$2,581,788	$(509,723)	$(43,817)	$(21,554)	$(8,465,371)	$4,515	$1,640,494

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of Canadian dollars, unaudited)

	Three months ended June 30,
	2023	2022
		(As Restated)
Cash flows from operating activities:
Net loss	$(41,861)	$(2,091,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	11,343	15,129
Amortization of intangible assets	7,233	6,722
Share-based compensation	3,865	5,439
Asset impairment and restructuring costs	10,582	1,726,877
Income tax expense	2,018	3,749
Non-cash fair value adjustments and charges related to settlement of unsecured senior notes	(68,455)	213,610
Change in operating assets and liabilities, net of effects from purchases of businesses:
Amounts receivable	(36,390)	3,781
Inventory	6,837	(993)
Prepaid expenses and other assets	7,045	(9,336)
Accounts payable and accrued liabilities	(22,521)	(15,549)
Other, including non-cash foreign currency	(28,367)	1,806
Net cash used in operating activities	(148,671)	(140,515)
Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(2,008)	(2,293)
Purchases of intangible assets	(304)	(606)
Proceeds on sale of property, plant and equipment	83,325	-
Redemption of short-term investments	72,222	153,996
Net cash proceeds on sale of subsidiaries	-	(475)
Investment in other financial assets	(472)	(29,205)
Other investing activities	(10,189)	-
Net cash provided by investing activities	142,574	121,417
Cash flows from financing activities:
Proceeds from exercise of stock options	-	210
Repayment of long-term debt	(118,277)	(211)
Other financing activities	(14,833)	(1,043)
Net cash used in financing activities	(133,110)	(1,044)
Effect of exchange rate changes on cash and cash equivalents	(4,534)	13,632
Net decrease in cash and cash equivalents	(143,741)	(6,510)
Cash and cash equivalents, beginning of period	677,007	776,005
Cash and cash equivalents, end of period	$533,266	$769,495

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of Canadian dollars, unaudited)

	Three months ended June 30,
	2023	2022
Supplemental disclosure of cash flow information
Cash received during the period:
Income taxes	$-	$202
Interest	$7,832	$3,950
Cash paid during the period:
Income taxes	$245	$429
Interest	$30,410	$25,747
Noncash investing and financing activities
Additions to property, plant and equipment	$635	$933

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

The principal activities of the Company are the production, distribution and sale of a diverse range of cannabis and cannabinoid-based products for both adult-use and medical purposes under a portfolio of distinct brands in Canada pursuant to the Cannabis Act, SC 2018, c 16 (the "Cannabis Act"), which came into effect on October 17, 2018 and regulates both the medical and adult-use cannabis markets in Canada. The Company has also expanded to jurisdictions outside of Canada where cannabis and/or hemp is federally lawful, permissible and regulated, and the Company, through its subsidiaries, operates in the United States, Germany, and certain other global markets. Additionally, the Company produces, distributes and sells a range of other consumer products globally, including vaporizers; beauty, skincare, wellness and sleep products; and sports nutrition beverages.

2. BASIS OF PRESENTATION

These condensed interim consolidated financial statements have been presented in Canadian dollars and are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Canopy Growth has determined that the Canadian dollar is the most relevant and appropriate reporting currency as, despite continuing shifts in the relative size of the Company's operations across multiple geographies, the majority of its operations are conducted in Canadian dollars and its financial results are prepared and reviewed internally by management in Canadian dollars. The Company's condensed interim consolidated financial statements, and the financial information contained herein, are reported in thousands of Canadian dollars, except share and per share amounts or as otherwise stated.

Certain information and footnote disclosures normally included in the audited annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted or condensed. These condensed interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023 (the “Annual Report”) and have been prepared on a basis consistent with the accounting policies as described in the Annual Report.

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

Going Concern

The condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As reflected in the condensed interim consolidated financial statements, the Company has certain material debt obligations coming due in the short-term, has suffered recurring losses from operations and requires additional financing to fund its business and operations. If the Company is unable to raise additional capital, it is possible that it will be unable to meet certain of its financial obligations. As of June 30, 2023, the Company has $259,586 in required principal repayments under debt obligations to be settled in cash due within the next 12 months, and cash flow from operations was negative throughout fiscal 2023 and in the three months ended June 30, 2023. As of June 30, 2023, the Company has cash and cash equivalents of $533,266 and short-term investments of $37,802 which are predominantly invested in term deposits.

These matters, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for at least twelve months from the issuance of these condensed interim consolidated financial statements.

In view of these matters, continuation as a going concern is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements and to raise additional capital, and the success of its future operations. The condensed interim consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

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

Principles of consolidation

These condensed interim consolidated financial statements include the accounts of the Company and all entities in which the Company either has a controlling voting interest or is the primary beneficiary of a variable interest entity. All intercompany accounts and transactions have been eliminated on consolidation. Information on the Company’s subsidiaries with noncontrolling interests is included in Note 21.

Use of estimates

The preparation of these condensed interim consolidated financial statements and notes in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

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

3. CANOPY USA

Reorganization - Creation of Canopy USA

On October 24, 2022, Canopy Growth completed a number of strategic transactions in connection with the creation of Canopy USA, LLC ("Canopy USA"), a new U.S.-domiciled holding company (the “Reorganization”). Following the implementation of the Reorganization, Canopy USA, as of October 24, 2022, holds certain U.S. cannabis investments previously held by Canopy Growth, which is expected to enable Canopy USA, following, among other things, the Meeting (as defined below) and the exercise of the Acreage Option (as defined below), including the issuance of the Fixed Shares (as defined below) to Canopy USA, to consummate the acquisitions of Acreage Holdings, Inc. ("Acreage"), Mountain High Products, LLC, Wana Wellness, LLC and The Cima Group, LLC (collectively, "Wana" and each, a "Wana Entity"), and Lemurian, Inc. ("Jetty"). There were no changes recorded in the estimated fair values of the U.S. cannabis investments described below upon implementation of the Reorganization, and their transfer from Canopy Growth to Canopy USA.

Following the implementation of the Reorganization, as of October 24, 2022, Canopy USA holds an ownership interest in the following assets, among others:

•
Wana - The options to acquire 100% of the membership interests of Wana (the "Wana Options"), a leading cannabis edibles brand in North America.

•
Jetty - The options to acquire 100% of the shares of Jetty (the "Jetty Options"), a California-based producer of high-quality cannabis extracts and pioneer of clean vape technology.

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

On December 9, 2022, Canopy USA and certain limited partnerships that are controlled by Canopy USA entered into a debt settlement agreement with TerrAscend, TerrAscend Canada Inc. and Arise BioScience, Inc., whereby $125,467 in aggregate loans, including accrued interest thereon, payable by certain subsidiaries of TerrAscend were extinguished and 22,474,130 TerrAscend Warrants, being all of the previously issued TerrAscend Warrants controlled by Canopy USA (the “Prior Warrants”) were cancelled in exchange for: (i) 24,601,467 TerrAscend Exchangeable Shares at a notional price of $5.10 per TerrAscend Exchangeable Share; and (ii) 22,474,130 new TerrAscend Warrants (the "New Warrants" and, together with the TerrAscend Exchangeable Shares, the "New TerrAscend Securities") with a weighted average exercise price of $6.07 per TerrAscend Common Share and expiring on December 31, 2032. Following the issuance of the New TerrAscend Securities, Canopy USA beneficially owns: (i) 63,492,037 TerrAscend Exchangeable Shares; (ii) 22,474,130 New Warrants; and (iii) the TerrAscend Option. The TerrAscend Exchangeable Shares can be converted into TerrAscend Common Shares at Canopy USA's option, subject to the terms of the A&R Protection Agreement (as defined below).

Following the implementation of the Reorganization, Canopy USA was determined to be a variable interest entity pursuant to ASC 810 - Consolidations ("ASC 810") and prior to the completion of the Reorganization Amendments (as defined below), Canopy Growth was determined to be the primary beneficiary of Canopy USA. As a result of such determination and in accordance with ASC 810, Canopy Growth consolidated the financial results of Canopy USA. On May 19, 2023, the Company and Canopy USA restructured the Company’s interests in Canopy USA by implementing the Reorganization Amendments such that the Company does not expect to consolidate the financial results of Canopy USA within the Company’s financial statements in accordance with U.S. GAAP. Refer to discussion below for further information regarding the Reorganization Amendments.

Amendments to Canopy USA Structure

Following the creation of Canopy USA, the Nasdaq Stock Market LLC ("Nasdaq") communicated its position to the Company stating that companies that consolidate “the assets and revenues generated from activities in violation under federal law cannot continue to list on Nasdaq”. Since the Company is committed to compliance with the listing requirements of the Nasdaq, the Company and Canopy USA effectuated certain changes to the initial structure of the Company’s interest in Canopy USA such that the Company does not expect to consolidate the financial results of Canopy USA within the Company’s financial statements. These changes included, among other things, modifying the terms of the Protection Agreement between the Company, its wholly-owned subsidiary and Canopy USA as well as the terms of Canopy USA’s limited liability company agreement and amending the terms of certain agreements with third-party investors in Canopy USA to eliminate any rights to guaranteed returns (collectively, the “Reorganization Amendments”).

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

In connection with the Reorganization Amendments, on May 19, 2023, Canopy USA and Huneeus 2017 Irrevocable Trust (the “Trust”) entered into a share purchase agreement (the “Trust SPA”), which sets out the terms of the Trust’s investment in Canopy USA in the aggregate amount of up to US$20 million (the "Trust Transaction"). Agustin Huneeus, Jr. is the trustee of the Trust and is an affiliate of a shareholder of Jetty. Pursuant to the terms of the Trust SPA, the Trust will, subject to certain terms and conditions contained in the Trust SPA be issued Canopy USA Common Shares in two tranches with an aggregate value of up to US$10 million along with warrants of Canopy USA to acquire additional Canopy USA Common Shares. In addition, subject to the terms of the Trust SPA, the Trust has also been granted options to acquire additional Voting Shares (as defined in the A&R LLC Agreement) with a value of up to an additional US$10 million and one such additional option includes the issuance of additional warrants of Canopy USA.

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

The Company continues to report the financial performance of Canopy USA into its consolidated financial statements until such time as the Exchangeable Shares (as defined below) are created and the Trust Transaction is closed, at which time the Company no longer expects to consolidate the financial performance of Canopy USA within the Company's financial statements.

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

As of June 30, 2023, a third party investor owned all of the issued and outstanding Class A shares of Canopy USA (the “Canopy USA Common Shares”) and a wholly-owned subsidiary of the Company holds Non-Voting Shares in the capital of Canopy USA, representing approximately more than 99% of the issued and outstanding shares in Canopy USA on an as-converted basis.

On October 24, 2022, Canopy USA and the Company also entered into an agreement with, among others, Nancy Whiteman, the controlling shareholder of Wana, which was amended and restated on May 19, 2023, whereby subsidiaries of Canopy USA agreed to pay additional consideration in order to acquire the Wana Options and the future payments owed in connection with the exercise of the Wana Options (as described in Note 12) will be reduced to US$3.00 in exchange for the issuance of Canopy USA Common Shares and Canopy Growth common shares (the “Wana Amending Agreement”). In accordance with the terms of the Wana Amending Agreement, Canopy USA Common Shares and Canopy Growth common shares will be issued to the shareholders of Wana, each with a value equal to 7.5% of the fair market value of Wana as of the later of: (i) the date that the Wana Options are exercised; and (ii) the T1 Investment (as defined below) closing date (the “Wana Valuation Date”) less any net debt of Wana as of the Wana Valuation Date plus any net cash of Wana as of Wana Valuation Date. The value of Wana and the number of Canopy USA Common Shares will be determined based on the fair market value of Wana and the Canopy USA Common Shares, respectively, as determined by an appraiser appointed by the Company and an appraiser appointed by the shareholders of Wana (and, if required, a third appraiser to be appointed by the initial two appraisers). The Canopy USA Common Shares and Canopy Growth common shares will only be issued to Ms. Whiteman, or entities controlled by Ms. Whiteman, on the later of: (i) the date of exercise of the Wana Options and (ii) the date that CBG Holdings LLC (“CBG”) and Greenstar Canada Investment Limited Partnership (“Greenstar”), indirect, wholly-owned subsidiaries of Constellation Brands, Inc. (“CBI”), have converted their Canopy Growth common shares into Exchangeable Shares. The Wana Amending Agreement may be terminated and no Canopy USA Common Shares or Canopy Growth common shares will be issued to Ms. Whiteman, or entities controlled by Ms. Whiteman in the event that CBG and Greenstar have not converted their Canopy Growth common shares into Exchangeable Shares by the later of: (i) sixty days after the Meeting; or (ii) December 31, 2023.

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

Upon closing of Canopy USA’s acquisition of Acreage, Canopy Growth will receive additional Non-Voting Shares from Canopy USA in consideration for the issuance of common shares of the Company that shareholders of Acreage will receive in accordance with the terms of the Existing Acreage Arrangement Agreement (as defined below) and the Floating Share Arrangement Agreement (as defined below).

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

In connection with the foregoing, on October 24, 2022, Canopy Growth entered into a consent agreement with CBG and Greenstar (the “Third Consent Agreement”), pursuant to which the parties agreed, among other things, that following the conversion by CBG and Greenstar of their respective Canopy Growth common shares into Exchangeable Shares, other than the Third Consent Agreement and the termination rights contained therein and the 4.25% unsecured senior notes due in 2023 (the "Canopy Notes") held by Greenstar, all agreements between Canopy Growth and CBI, including the Second Amended and Restated Investor Rights Agreement, dated as of April 18, 2019, by and among certain wholly-owned subsidiaries of CBI and Canopy Growth (the “Second Amended and Restated Investor Rights Agreement”), will be terminated. Pursuant to the terms of the Third Consent Agreement, CBG and Greenstar also agreed, among other things, that at the time of the conversion by CBG and Greenstar of their Canopy Growth common shares into Exchangeable Shares, (i) CBG will surrender the warrants held by CBG to purchase 139,745,453 common shares for cancellation for no consideration; and (ii) all nominees of CBI that are currently sitting on the board of directors of Canopy Growth (the “Board”) will resign from the Board. In addition, pursuant to the Third Consent Agreement and following the Reorganization Amendments, Canopy Growth is contractually required to convert its Non-Voting Shares into Canopy USA Class B Shares and cause Canopy USA to repurchase the Canopy USA Common Shares held by certain third-party investors in Canopy USA in the event CBG and Greenstar have not converted their respective common shares into Exchangeable Shares by the later of: (i) sixty days after the Meeting; or (ii) February 28, 2023 (the “Termination Date”). The Third Consent Agreement will automatically terminate on the Termination Date.

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

4. ASSET IMPAIRMENT AND RESTRUCTURING COSTS

In the three months ended June 30, 2023, the Company recorded incremental impairment losses and other costs associated with the restructuring of its Canadian cannabis operations that was initiated in the three months ended March 31, 2023, including the closure of the Company's production facility at 1 Hershey Drive in Smiths Falls, Ontario. The Company recorded write-downs of certain production equipment and other assets due to the excess of their carrying values over their estimated fair values. These costs were partially offset by gains recognized in connection with the sale of certain of the Company's production facilities.

As a result, in the three months ended June 30, 2023, the Company recognized asset impairment and restructuring costs of $2,160 (three months ended June 30, 2022 – $1,727,985).

5. CASH AND CASH EQUIVALENTS

The components of cash and cash equivalents are as follows:

	June 30,	March 31,
	2023	2023
Cash	$460,940	$462,460
Cash equivalents	72,326	214,547
	$533,266	$677,007

6. SHORT-TERM INVESTMENTS

The components of short-term investments are as follows:

	June 30,	March 31,
	2023	2023
Government securities	$-	$60,226
Term deposits	30,000	30,000
Commercial paper and other	7,802	15,369
	$37,802	$105,595

The amortized cost of short-term investments at June 30, 2023 is $37,833 (March 31, 2023 – $107,661).

7. AMOUNTS RECEIVABLE, NET

The components of amounts receivable, net are as follows:

	June 30,	March 31,
	2023	2023
Accounts receivable, net	$92,496	$66,820
Indirect taxes receivable	7,920	11,544
Interest receivable	2,551	3,966
Other receivables	25,502	11,657
	$128,469	$93,987

Included in the accounts receivable, net balance at June 30, 2023 is an allowance for doubtful accounts of $11,184 (March 31, 2023 – $9,296). Included in the other receivables balance is an amount due of $15,928 relating to a facility sale.

8. INVENTORY

The components of inventory are as follows:

	June 30,	March 31,
	2023	2023
Raw materials, packaging supplies and consumables	$30,830	$28,982
Work in progress	33,634	34,104
Finished goods	77,600	85,815
	$142,064	$148,901

In the three months ended June 30, 2023, the Company recorded write-downs related to inventory in cost of goods sold of $6,076 (three months ended June 30, 2022 – $12,181).

9. PREPAID EXPENSES AND OTHER ASSETS

The components of prepaid expenses and other assets are as follows:

	June 30,	March 31,
	2023	2023
Prepaid expenses	$23,722	$27,460
Deposits	1,887	1,734
Prepaid inventory	881	690
Other assets	6,002	10,115
	$32,492	$39,999

10. OTHER FINANCIAL ASSETS

The following table outlines changes in other financial assets. Additional details on how the fair value of significant investments is calculated are included in Note 22.

					Foreign
		Balance at			currency		Balance at
		March 31,		Fair value	translation		June 30,
Entity	Instrument	2023	Additions	changes	adjustments	Other	2023
Acreage[1]	Fixed Shares option and Floating Shares agreement	$55,382	$-	$44,714	$(49)	$-	$100,047
TerrAscend Exchangeable Shares	Exchangeable shares	93,000	-	19,889	(1,885)	-	111,004
TerrAscend - December 2022	Warrants	26,000		6,029	(528)	-	31,501
TerrAscend	Option	1,600	-	333	(33)	-	1,900
Wana	Option	239,078	-	(5,515)	(4,847)	-	228,716
Jetty	Options	75,014	-	-	(1,521)	-	73,493
Acreage Hempco[1]	Debenture	29,262	-	1,589	(593)		30,258
Acreage Debt Option Premium	Option	35,479	-	1,390	(718)	-	36,151
Acreage Tax Receivable Agreement	Other	3,109	-	(1,920)	(64)	-	1,125
Other - at fair value through net income (loss)	Various	1,870	2,156	(1,391)	(28)	-	2,607
Other - classified as held for investment	Loan receivable	8,498	-	-	-	(32)	8,466
		$568,292	$2,156	$65,118	$(10,266)	$(32)	$625,268

1 See Note 26 for information regarding the Acreage Amended Arrangement and Acreage Hempco.

For information regarding the Reorganization and Reorganization Amendments, see Note 3. Following the implementation of the Reorganization, Canopy USA, as of October 24, 2022, holds an ownership interest in certain U.S. cannabis investments previously held by the Company, including, among others, interests in the Floating Shares of Acreage, Wana, Jetty, and TerrAscend.

11. PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment are as follows:

	June 30,	March 31,
	2023	2023
Buildings and greenhouses	$322,354	$413,832
Production and warehouse equipment	95,700	101,326
Leasehold improvements	11,068	15,529
Office and lab equipment	11,965	13,857
Computer equipment	8,566	8,697
Land	5,348	16,781
Right-of-use-assets
Buildings and greenhouses	37,432	37,533
Production and warehouse equipment	637	637
Assets in process	1,755	3,281
	494,825	611,473
Less: Accumulated depreciation	(99,619)	(112,007)
	$395,206	$499,466

Depreciation expense included in cost of goods sold for the three months ended June 30, 2023 is $10,058 (three months ended June 30, 2022 – $11,074). Depreciation expense included in selling, general and administrative expenses for the three months ended June 30, 2023 is $1,285 (three months ended June 30, 2022 – $4,055).

12. INTANGIBLE ASSETS

The components of intangible assets are as follows:

	June 30, 2023		March 31, 2023
	Gross	Net	Gross	Net
	Carrying	Carrying	Carrying	Carrying
	Amount	Amount	Amount	Amount
Finite lived intangible assets
Intellectual property	$118,280	$67,109	$119,283	$70,588
Distribution channel	73,080	20,376	73,024	21,258
Operating licenses	24,400	18,255	24,400	19,012
Software and domain names	35,502	13,506	35,100	14,664
Brands	18,352	14,425	16,253	13,249
Amortizable intangibles in process	278	278	508	508
Total	$269,892	$133,949	$268,568	$139,279

Indefinite lived intangible assets
Acquired brands		$48,993		$49,440
Total intangible assets		$182,942		$188,719

Amortization expense included in cost of goods sold for the three months ended June 30, 2023 is $15 (three months ended June 30, 2022 – $14). Amortization expense included in selling, general and administrative expenses for the three months ended June 30, 2023 is $7,218 (three months ended June 30, 2022 – $6,708).

13. GOODWILL

The changes in the carrying amount of goodwill are as follows:

Balance, March 31, 2022	$1,866,503
Disposal of consolidated entities	(227)
Impairment losses	(1,785,080)
Foreign currency translation adjustments	4,367
Balance, March 31, 2023	$85,563
Foreign currency translation adjustments	(1,178)
Balance, June 30, 2023	$84,385

The Company does not believe that an event occurred or circumstances changed during the three months ended June 30, 2023 that would, more likely than not, reduce the fair value of the Storz & Bickel reporting unit below its carrying value. Therefore, the Company concluded that the quantitative goodwill impairment assessment was not required for the Storz & Bickel reporting unit at June 30, 2023. The carrying value of goodwill associated with the Storz & Bickel reporting unit was $84,385 at June 30, 2023.

The Company is required to perform its next annual goodwill impairment analysis on March 31, 2024, or earlier should there be an event that occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

14. OTHER ACCRUED EXPENSES AND LIABILITIES

The components of other accrued expenses and liabilities are as follows:

	June 30,	March 31,
	2023	2023
Employee compensation	$14,492	$30,816
Inventory	543	323
Professional fees	10,140	6,343
Taxes and government fees	6,635	5,734
Other	43,615	32,775
	$75,425	$75,991

15. DEBT

The components of debt are as follows:

		June 30,	March 31,
	Maturity Date	2023	2023
Unsecured senior notes at 4.25% interest with semi-annual interest payments	July 15, 2023
Principal amount		$224,880	$337,380
Accrued interest		4,513	3,148
Non-credit risk fair value adjustment		25,042	26,214
Credit risk fair value adjustment		(36,286)	(35,492)
		218,149	331,250
Supreme convertible debentures	September 10, 2025	31,335	31,503
Accretion debentures	September 10, 2025	9,067	8,780
Credit facility	March 18, 2026	700,776	840,058
Equity-settled convertible debentures	February 28, 2028	-	93,228
Promissory note	December 31, 2024	83,902	-
Other revolving debt facility, loan, and financings		1,805	2,062
		1,045,034	1,306,881
Less: current portion		(252,902)	(556,890)
Long-term portion		$792,132	$749,991

Credit Facility

On March 18, 2021, the Company entered into a term loan credit agreement (the "Credit Agreement") providing for a five-year, first lien senior secured term loan facility in an aggregate principal amount of US$750,000 (the “Credit Facility”). The Company had the ability to obtain up to an additional US$500,000 of incremental senior secured debt pursuant to the Credit Agreement. On October 24, 2022, the Company entered into agreements with certain of its lenders under the Credit Agreement pursuant to which the Company tendered US$187,500 of principal amount outstanding thereunder at a discounted price of US$930 per US$1,000 or US$174,375 in the aggregate. The first payment, which was oversubscribed, in the amount of $117,528 (US$87,852) was made on November 10, 2022 to reduce the principal indebtedness by $126,324 (US$94,427). The second payment of $116,847 (US$87,213) was made on April 17, 2023 to reduce principal indebtedness by $125,606 (US$93,750). The Company also agreed to the Credit Agreement Amendments which, among other things, resulted in: (i) reductions to the minimum liquidity covenant to US$100,000; (ii) certain changes to the application of net proceeds from asset sales; (iii) the establishment of a new committed delayed draw term credit facility in an aggregate principal amount of US$100,000; and (iv) the elimination of the additional US$500,000 incremental term loan facility.

The Credit Facility has no principal payments, matures on March 18, 2026, has a coupon of LIBOR plus 8.50% and is subject to a LIBOR floor of 1.00%. In the event that LIBOR can no longer be adequately ascertained or is no longer available, an alternative rate as permitted under the Credit Agreement will be used. The Company’s obligations under the Credit Facility are guaranteed by material wholly-owned Canadian and U.S. subsidiaries of the Company. The Credit Facility is secured by substantially all of these assets, including material real property, of the borrowers and each of the guarantors. The Credit Agreement contains representations and warranties, and affirmative and negative covenants, including a financial covenant requiring minimum liquidity of US$100,000 at the end of each fiscal quarter.

As part of the Company's balance sheet deleveraging initiatives completed in July 2023 (see Note 28), on July 13, 2023, the Company entered into agreements with certain of its lenders under the Credit Agreement pursuant to which the Company and certain of its lenders agreed to amend certain terms of the Credit Agreement (collectively, the "Amended Credit Agreement"). The Amended Credit Agreement reduces the principal indebtedness under the Credit Facility in the amount of $100,000 for a cash payment of $93,000 (the "July 2023 Paydown") and includes an agreement from the Company to direct certain proceeds from completed and or contemplated asset sales to reduce indebtedness under the Credit Facility and receive principal reductions at, in certain circumstances, $0.95 on the dollar toward such repayments. In addition, the Amended Credit Agreement, among other things, contemplates: (i) that the US$100,000 minimum liquidity covenant will cease to be operative concurrently with the July 2023 Paydown; and (ii) the removal of the prepayment premium. The Company paid the July 2023 Paydown on July 21, 2023.

Unsecured Senior Notes

On June 20, 2018, the Company issued the Canopy Notes with an aggregate principal amount of $600,000. The Canopy Notes bear interest at a rate of 4.25% per annum, payable semi-annually on January 15th and July 15th of each year commencing from January 15, 2019. The Canopy Notes mature on July 15, 2023. The Canopy Notes are subordinated in right of payment to any existing and future senior indebtedness. The Canopy Notes will rank senior in right of payment to any future subordinated borrowings. The Canopy Notes are effectively junior to any secured indebtedness and the Canopy Notes are structurally subordinated to all indebtedness and other liabilities of the Company’s subsidiaries.

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

The Canopy Notes were initially recognized at fair value on the balance sheet and continue to be recorded at fair value. All subsequent changes in fair value, excluding the impact of the change in fair value related to the Company’s own credit risk, are recorded in other income (expense), net. The changes in fair value related to the Company’s own credit risk are recorded through other comprehensive income (loss). During the three months ended June 30, 2023, the Company entered into privately negotiated exchange agreements (the "June 2023 Exchange Agreements") with certain Noteholders, pursuant to which the Company acquired and cancelled an aggregate principal amount of Canopy Notes of $12,500 in exchange for cash, including accrued and unpaid interest owing under such Canopy Notes, and the issuance of an aggregate 24,342,740 Canopy Growth common shares. This resulted in a release of accumulated other comprehensive income into other income (expense), net for the three months ended June 30, 2023 of $2,373. The related tax impact of $707 for the three months ended June 30, 2023, associated with the aggregate principal amount acquired and cancelled was also released from accumulated other comprehensive income into income tax expense. Refer to Note 20.

On April 13, 2023, the Company entered into an exchange agreement (the “April 2023 Exchange Agreement”) with Greenstar in order to acquire and cancel $100,000 aggregate principal amount of the Canopy Notes. Pursuant to the April 2023 Exchange

Agreement, the Company agreed to acquire and cancel $100,000 aggregate principal amount of the Canopy Notes held by Greenstar in exchange for: (i) a cash payment to Greenstar in the amount of the unpaid and accrued interest owing under the Canopy Notes held by Greenstar; and (ii) a promissory note (the “CBI Note”) issuable to Greenstar in the aggregate amount of $100,000 payable on December 31, 2024. The CBI Note bears interest at a rate of 4.25% per year, payable on maturity of the CBI Note. As a result, Greenstar no longer holds any Canopy Notes. At June 30, 2023, the estimated fair value of the CBI Note was $83,902, measured using a discounted cash flow model. See Note 22 for additional details on how the fair value of the CBI Note is calculated on a recurring basis.

In connection with the Company's balance sheet deleveraging initiatives completed in July 2023 (see Note 28), on July 13, 2023, the Company entered into the Redemption Agreements (as defined below) with certain Noteholders, pursuant to which approximately $193,000 aggregate principal amount of the Canopy Notes was redeemed on the applicable closing date in exchange for: (i) a cash payment in the aggregate amount of approximately $101,000; (ii) an aggregate 90,430,920 Canopy Growth common shares; and (iii) $40,380 aggregate principal amount of Debentures (as defined below). The initial closing of the Redemption (as defined below) occurred on July 14, 2023 and the final closing of the Redemption occurred on July 17, 2023. Following the Redemption, the Company settled the remaining aggregate principal amount owing under the outstanding Canopy Notes and, as of the maturity date, there are no Canopy Notes outstanding.

The overall change in fair value of the Canopy Notes during the three months ended June 30, 2023 was a decrease of $113,101 (three months ended June 30, 2022 - a decrease of $69,542), which included contractual interest of $2,416 (three months ended June 30, 2022 – $6,047) and principal redemption of $112,500 (three months ended June 30, 2022 – $63,098). Upon redemption, the principal redeemed during the three months ended June 30, 2023 had a fair value of $109,125 (three months ended June 30, 2022 – $50,866). Refer to Note 22 for additional details on how the fair value of the Canopy Notes is calculated and Note 28 for additional changes after June 30, 2023.

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

Convertible Debentures

On February 21, 2023, the Company entered into a subscription agreement (the “Convertible Debenture Agreement”) with an institutional investor (the “Institutional Investor”) pursuant to which the Institutional Investor agreed to purchase up to US$150,000 aggregate principal amount of senior unsecured convertible debentures (“Convertible Debentures”) in a registered direct offering. The Convertible Debentures were issued pursuant to the indenture dated February 21, 2023 (the “Indenture”) between the Company and Computershare Trust Company of Canada, as trustee. Pursuant to the Convertible Debenture Agreement, an initial $135,160 (US$100,000) aggregate principal amount of the Convertible Debentures was sold to the Institutional Investor on February 21, 2023. The conditions with respect to the remaining US$50,000 aggregate principal amount of the Convertible Debentures were neither satisfied nor waived.

In the three months ended June 30, 2023, $93,228 (US$72,800) in aggregate principal amount of the Convertible Debentures were converted for 84,458,937 Canopy Growth common shares. As of June 30, 2023, all conversions pursuant to the Convertible Debentures have been completed and the amount outstanding under the Convertible Debentures was $nil.

16. OTHER LIABILITIES

The components of other liabilities are as follows:

	As at June 30, 2023			As at March 31, 2023
	Current	Long-term	Total	Current	Long-term	Total
Lease liabilities	$14,511	$75,415	$89,926	$28,684	$80,625	$109,309
Acquisition consideration and other investment related liabilities	24,411	14,448	38,859	25,945	30,323	56,268
Refund liability	8,105	-	8,105	7,123	-	7,123
Settlement liabilities and other	18,249	8,677	26,926	32,975	13,938	46,913
	$65,276	$98,540	$163,816	$94,727	$124,886	$219,613

The estimated deferred payments associated with the Wana financial instrument (the "Wana Deferred Payments") within acquisition consideration and other investment related liabilities at June 30, 2023 is $22,697 (March 31, 2023 – $26,370). See Note 22 for additional details on how the fair value of the Wana Deferred Payments is calculated on a recurring basis.

17. REDEEMABLE NONCONTROLLING INTEREST

The net changes in the redeemable noncontrolling interests are as follows:

	BioSteel	Total
As at March 31, 2023	$-	$-
Net income (loss) attributable to redeemable noncontrolling interest	(3,740)	(3,740)
Adjustments to redemption amount	3,740	3,740
As at June 30, 2023	$-	$-

	Vert Mirabel	BioSteel	Total
		(As Restated)
As at March 31, 2022	$1,000	$31,500	$32,500
Net income (loss) attributable to redeemable noncontrolling interest	495	(5,802)	(5,307)
Adjustments to redemption amount	(495)	1,452	957
As at June 30, 2022	$1,000	$27,150	$28,150

18. SHARE CAPITAL

CANOPY GROWTH

Authorized

An unlimited number of common shares.

(i) Equity financings

There were no equity financings during the three months ended June 30, 2023 (three months ended June 30, 2022 - none).

(ii) Other issuances of common shares

During the three months ended June 30, 2023, the Company issued the following common shares, net of share issuance costs, as a result of business combinations, milestones being met, and other equity-settled transactions:

	Number of common shares	Share capital	Share based reserve
Settlement of Convertible Debentures	84,458,937	$108,055	$-
Total	84,458,937	$108,055	$-

During the three months ended June 30, 2022, the Company issued the following common shares, net of share issuance costs, as a result of business combinations, milestones being met, and other equity-settled transactions:

	Number of common shares	Share capital	Share based reserve
Jetty Agreements	8,426,539	$59,013	$-
Total	8,426,539	$59,013	$-

(iii) Warrants

	Number of whole warrants	Average exercise price	Warrant value
Balance outstanding at March 31, 2023[1]	128,193,047	$58.04	$2,581,788
Expiry of warrants	-	-	-
Balance outstanding at June 30, 2023[1]	128,193,047	$58.04	$2,581,788

1 This balance excludes the Tranche C Warrants (as defined below), which represent a derivative liability and have nominal value. See Note 26.

	Number of whole warrants	Average exercise price	Warrant value
Balance outstanding at March 31, 2022[1]	128,193,047	$58.04	$2,581,788
Expiry of warrants	-	-	-
Balance outstanding at June 30, 2022[1]	128,193,047	$58.04	$2,581,788

1 This balance excludes the Tranche C Warrants, which represent a derivative liability and have nominal value. See Note 26.

19. SHARE-BASED COMPENSATION

CANOPY GROWTH CORPORATION SHARE-BASED COMPENSATION PLAN

Canopy Growth's eligible employees participate in a share-based compensation plan as noted below.

On September 21, 2020, the Company’s shareholders approved amendments to the Company’s Amended and Restated Omnibus Incentive Plan (as amended and restated, the “Omnibus Plan”) pursuant to which the Company can issue share-based long-term incentives. The Omnibus Plan approved by the shareholders extended the maximum term of each Option (as defined below) to be granted by the Company to ten years from the date of grant rather than six years from the date of grant. On May 27, 2021, the Board approved certain amendments to the Omnibus Plan in order to reduce the maximum number of shares available for issuance under the Omnibus Plan from 15% of the issued and outstanding shares to 10% of the issued and outstanding shares from time to time less the number of shares issuable pursuant to other security-based compensation arrangements of the Company. All directors, officers, employees and independent contractors of the Company are eligible to receive awards of common share purchase options (“Options”), restricted share units (“RSUs”), performance share units (“PSUs”), deferred share units, stock appreciation rights, performance awards, or other shares-based awards (collectively, the “Awards”) under the Omnibus Plan.

The maximum number of common shares reserved for Awards is 62,672,755 at June 30, 2023. As of June 30, 2023, the only Awards issued have been Options, RSUs and PSUs under the Omnibus Plan.

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

Under the Company’s Employee Share Purchase Plan (the “Purchase Plan”) the aggregate number of common shares that may be issued is 600,000, and the maximum number of common shares which may be issued in any one fiscal year shall not exceed 300,000. For the three months ended June 30, 2023, no common shares were issued under the Purchase Plan (three months ended June 30, 2022 – none). The Purchase Plan will conclude in August 2023 as all of the common shares available will have been issued and the Company does not currently intend to reinstate the ESPP.

The following is a summary of the changes in the Options outstanding during the three months ended June 30, 2023:

	Options issued	Weighted average exercise price
Balance outstanding at March 31, 2023	13,750,888	$27.12
Options granted	24,039,233	0.62
Options forfeited	(1,998,242)	36.40
Balance outstanding at June 30, 2023	35,791,879	$8.81

The following is a summary of the Options outstanding as at June 30, 2023:

	Options Outstanding		Options Exercisable
		Weighted Average		Weighted Average
		Remaining		Remaining
	Outstanding at	Contractual Life	Exercisable at	Contractual Life
Range of Exercise Prices	June 30, 2023	(years)	June 30, 2023	(years)
$0.06 - $24.62	28,896,292	5.76	1,489,961	3.64
$24.63 - $33.53	2,816,916	2.16	1,668,496	1.90
$33.54 - $36.80	1,099,305	1.45	1,099,305	1.45
$36.81 - $42.84	1,293,127	1.41	1,286,850	1.38
$42.85 - $67.64	1,686,239	1.62	1,686,239	1.62
	35,791,879	4.99	7,230,851	2.03

At June 30, 2023, the weighted average exercise price of the Options outstanding and Options exercisable was $8.81 and $34.55, respectively (March 31, 2023 – $27.12 and $37.28, respectively).

The Company recorded $3,069 in share-based compensation expense related to Options and Purchase Plan shares issued to employees and contractors for the three months ended June 30, 2023 (three months ended June 30, 2022 – $377). The share-based compensation expense for the three months ended June 30, 2023, includes an amount related to 1,078,748 Options being provided in exchange for services which are subject to performance conditions (for the three months ended June 30, 2022 – 1,173,866).

The Company uses the Black-Scholes option pricing model to establish the fair value of Options granted during the three months ended June 30, 2023 and 2022, on their measurement date by applying the following assumptions:

	June 30,	June 30,
	2023	2022
Risk-free interest rate	3.83%	3.48%
Expected life of options (years)	3 - 5	3 - 5
Expected volatility	83%	75%
Expected forfeiture rate	21%	19%
Expected dividend yield	nil	nil
Black-Scholes value of each option	$0.38	$2.80

Volatility was estimated by using the historical volatility of the Company. The expected life in years represents the period of time that Options granted are expected to be outstanding. The risk-free rate was based on zero coupon Canada government bonds with a remaining term equal to the expected life of the Options.

During the three months ended June 30, 2023, no Options were exercised (for the three months ended June 30, 2022 – 54,570 Options were exercised ranging in price from $2.68 to $8.18 for gross proceeds of $210).

For the three months ended June 30, 2023, the Company recorded $648, in share-based compensation expense related to RSUs and PSUs (for the three months ended June 30, 2022 – $4,888).

The following is a summary of the changes in the Company’s RSUs and PSUs during the three months ended June 30, 2023:

Number of RSUs and PSUs
Balance outstanding at March 31, 2023	2,583,214
RSUs and PSUs released	(620,321)
RSUs and PSUs cancelled and forfeited	(231,285)
Balance outstanding at June 30, 2023	1,731,608

During the three months ended June 30, 2023, no common shares were released on completion of acquisition milestones (during the three months ended June 30, 2022 – none). At June 30, 2023, there were up to 125,489 common shares to be issued on the completion of acquisition and asset purchase milestones. In certain cases, the number of common shares to be issued is based on the volume weighted average share price at the time the milestones are met. The number of common shares has been estimated assuming the milestones were met at June 30, 2023.

BioSteel share-based payments

On October 1, 2019, the Company purchased 72% of the outstanding shares of BioSteel Sports Nutrition Inc. (“BioSteel”). BioSteel has a stock option plan under which non-transferable options to purchase common shares of BioSteel may be granted to directors, officers, employees, or independent contractors of BioSteel. As at June 30, 2023, BioSteel has 529,025 (March 31, 2023 – 614,778) options outstanding which vest on October 1, 2022 and October 1, 2024. In determining the amount of share-based compensation related to these options, BioSteel used the Black-Scholes option pricing model to establish the fair value of options on their measurement date. The Company recorded $148 of share-based compensation expense related to the BioSteel options during the three months ended June 30, 2023 (three months ended June 30, 2022 – $174).

20. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income includes the following components:

	Foreign currency translation adjustments	Changes of own credit risk of financial liabilities	Accumulated other comprehensive income (loss)
As at March 31, 2023	(30,261)	16,401	(13,860)
Settlement of unsecured senior notes, net of deferred income tax	-	(1,667)	(1,667)
Other comprehensive (loss) income	(7,160)	14,178	7,018
As at June 30, 2023	$(37,421)	$28,912	$(8,509)

	Foreign currency translation adjustments	Changes of own credit risk of financial liabilities	Accumulated other comprehensive income (loss)
As at March 31, 2022	$(57,468)	$15,186	$(42,282)
Settlement of unsecured senior notes, net of deferred income tax	-	(7,090)	(7,090)
Other comprehensive income	758	27,060	27,818
As at June 30, 2022	$(56,710)	$35,156	$(21,554)

21. NONCONTROLLING INTERESTS

The net change in the noncontrolling interests is as follows:

	BioSteel	Other	Total
As at March 31, 2023	1,447	140	1,587
Comprehensive loss	(3,740)	-	(3,740)
Net loss attributable to redeemable noncontrolling interest	3,740	-	3,740
Ownership changes	(12)	-	(12)
As at June 30, 2023	$1,435	$140	$1,575

	Vert Mirabel	BioSteel	Other non- material interests	Total
		(As Restated)
As at March 31, 2022	$-	$2,497	$1,844	$4,341
Comprehensive income (loss)	495	(5,802)	-	(5,307)
Net (income) loss attributable to redeemable noncontrolling interest	(495)	5,802	-	5,307
Share-based compensation	-	174	-	174
As at June 30, 2022	$-	$2,671	$1,844	$4,515

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

The following table represents the Company's financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair value measurement using
	Quoted	Significant
	prices in	other	Significant
	active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2023
Assets:
Short-term investments	$37,802	$-	$-	$37,802
Restricted short-term investments	9,131	-	-	9,131
Other financial assets	1,014	-	615,788	616,802
Liabilities:
Long-term debt	-	302,051	-	302,051
Other liabilities	-	-	22,697	22,697

March 31, 2023
Assets:
Short-term investments	$105,595	$-	$-	$105,595
Restricted short-term investments	11,765	-	-	11,765
Other financial assets	269	-	559,525	559,794
Liabilities:
Unsecured senior notes	-	331,250	-	331,250
Other liabilities	-	-	29,952	29,952

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

The following table summarizes the valuation techniques and significant unobservable inputs in the fair value measurement of significant level 3 financial instruments:

Financial asset / financial liability	Valuation techniques	Significant unobservable inputs	Relationship of unobservable inputs to fair value
Acreage financial instrument	Probability weighted expected return	Probability of each scenario	Change in probability of occurrence in each scenario will result in a change in fair value
	model	Number of common shares to be issued	Increase or decrease in value and number of common shares will result in a decrease or increase in fair value
		Intrinsic value of Acreage	Increase or decrease in intrinsic value will result in an increase or decrease in fair value
		Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
		Estimated premium on US legalization	Increase or decrease in estimated premium on US legalization will result in an increase or decrease in fair value
		Control premium	Increase or decrease in estimated control premium will result in an increase or decrease in fair value
		Market access premium	Increase or decrease in estimated market access premium will result in an increase or decrease in fair value
TerrAscend Exchangeable Shares, TerrAscend Option	Put option pricing model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value

Hempco Debenture	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
TerrAscend warrants - December 2022	Black-Sholes option pricing model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
Wana financial instrument - Call	Discounted cash flow	Expected future Wana cash flows	Increase or decrease in expected future Wana cash flows will result in an increase or decrease in fair value
Options		Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
Wana financial instrument - Deferred Payments	Monte Carlo simulation model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
		Volatility of Wana equity	Increase or decrease in volatility will result in an increase or decrease in fair value
Jetty financial instrument -	Discounted cash flow	Expected future Jetty cash flows	Increase or decrease in expected future Jetty cash flows will result in an increase or decrease in fair value
Call Options		Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
Jetty financial instrument - Deferred Payments	Monte Carlo simulation model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
		Volatility of Jetty equity and revenue	Increase or decrease in volatility will result in an increase or decrease in fair value
CBI promissory note	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
BioSteel redeemable noncontrolling	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
interest		Expected future BioSteel cash flows	Increase or decrease in expected future BioSteel cash flows will result in an increase or decrease in fair value
Acreage Debt Option Premium	Monte Carlo simulation model	Volatility of Acreage share price	Increase or decrease in volatility will result in a decrease or increase in fair value
Acreage Tax Receivable	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
Agreement	Probability-weighted expected return	Probability of each scenario	Change in probability of occurrence in each scenario will result in a change in fair value
	model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value

23. REVENUE

Revenue is disaggregated as follows:

	Three months ended
	June 30,	June 30,
	2023	2022
		(As Restated)
Canada cannabis
Canadian adult-use cannabis
Business-to-business[1]	$24,189	$26,540
Business-to-consumer	-	12,435
	24,189	38,975
Canadian medical cannabis[2]	14,425	13,440
	$38,614	$52,415

Rest-of-world cannabis	$10,162	$13,781
Storz & Bickel	$18,073	$15,643
BioSteel	$32,468	$13,693
This Works	$6,017	$5,520
Other	3,392	4,868

Net revenue	$108,726	$105,920

1Canadian adult-use business-to-business net revenue during the three months ended June 30, 2023 reflects excise taxes of $11,026 (three months ended June 30, 2022 – $11,591).

2Canadian medical cannabis net revenue for the three months ended June 30, 2023 reflects excise taxes of $1,360 (three months ended June 30, 2022 – $1,156).

The Company recognizes variable consideration related to estimated future product returns and price adjustments as a reduction of the transaction price at the time revenue for the corresponding product sale is recognized. Net revenue reflects actual returns and variable consideration related to estimated returns and price adjustments in the amount of $8,546 for the three months ended June 30, 2023 (three months ended June 30, 2022 – $2,898). As of June 30, 2023, the liability for estimated returns and price adjustments was $8,105 (March 31, 2023 – $7,123).

24. OTHER INCOME (EXPENSE), NET

Other income (expense), net is disaggregated as follows:

	Three months ended
	June 30,	June 30,
	2023	2022
Fair value changes on other financial assets	$65,118	$(300,854)
Fair value changes on liability arising from Acreage Arrangement	-	47,000
Fair value changes on debt	1,852	(9,612)
Fair value changes on warrant derivative liability	-	25,365
Fair value changes on acquisition related contingent consideration and other	6,776	40,425
Gain and charges related to settlement of debt	(5,291)	(19,168)
Interest income	7,832	3,950
Interest expense	(32,186)	(26,901)
Foreign currency gain (loss)	5,257	(4,935)
Other income (expense), net	2,139	(848)
	$51,497	$(245,578)

25. INCOME TAXES

There have been no material changes to income tax matters in connection with normal course operations during the three months ended June 30, 2023.

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

26. ACREAGE ARRANGEMENT AND AMENDMENTS TO CBI INVESTOR RIGHTS AGREEMENT AND WARRANTS

Acreage Arrangement

On September 23, 2020, the Company and Acreage entered into a second amendment (the “Acreage Amending Agreement”) to the arrangement agreement (the “Original Acreage Arrangement Agreement”) and plan of arrangement (the “Original Acreage Arrangement”) between the Company and Acreage dated April 18, 2019, as amended on May 15, 2019. In connection with the Acreage Amending Agreement, the Company and Acreage implemented an amended and restated plan of arrangement (the “Acreage Amended Arrangement”) on September 23, 2020. Pursuant to the terms of the Original Acreage Arrangement, shareholders of Acreage and holders of certain securities convertible into the existing Acreage subordinated voting shares as of June 26, 2019, received an immediate aggregate total payment of US$300,000 ($395,190) in exchange for granting Canopy Growth both the right and the obligation to acquire all of the issued and outstanding shares of Acreage following the occurrence or waiver (at the Company's discretion) of changes in U.S. federal law to permit the general cultivation, distribution, and possession of marijuana or to remove the regulation of such activities from the federal laws of the United States (the “Triggering Event”) and subject to the satisfaction or waiver of the conditions set out in the Original Acreage Arrangement Agreement.

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

At June 30, 2023, the right and the obligation to: (i) acquire the Fixed Shares pursuant to the Existing Acreage Arrangement Agreement; and (ii) acquire the Floating Shares pursuant to the Floating Share Arrangement Agreement (together, the “Acreage financial instrument”), represents a financial asset of $100,047 (March 31, 2023 – $55,382 asset). At June 30, 2023, the estimated fair value of the Acreage business is more than the estimated fair value of the consideration to be provided upon the exercise of the Acreage financial instrument. Fair value changes on the Acreage financial instrument are recognized in other income (expense), net; see Note 24. The fair value determination includes a high degree of subjectivity and judgment, which results in significant estimation uncertainty. See Note 22 for additional details on how the fair value of the Acreage financial instrument is calculated on a recurring basis. From a measurement perspective, the Company has elected the fair value option under ASC 825 - Financial Instruments ("ASC 825").

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

The amount advanced on September 23, 2020 pursuant to the Hempco Debenture has been recorded in other financial assets (see Note 10), and the Company has elected the fair value option under ASC 825 (see Note 22). At June 30, 2023, the estimated fair value of the Hempco Debenture issued to an affiliate of the Company by Acreage Hempco was $30,258 (March 31, 2023 – $29,262), measured using a discounted cash flow model (see Note 22). Refer to Note 10 for details on fair value changes, foreign currency translation adjustment, and interest received. An additional US$50,000 may be advanced pursuant to the Hempco Debenture subject to the satisfaction of certain conditions by Acreage Hempco.

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

In connection with the Tranche B Warrants and the Tranche C Warrants, Canopy Growth will provide CBI with a share repurchase credit of up to $1.583 billion on the aggregate exercise price of the Tranche B Warrants and Tranche C Warrants in the event that Canopy Growth does not purchase for cancellation the lesser of (i) 27,378,866 common shares; and (ii) common shares with a value of $1.583 billion, during the period commencing on April 18, 2019 and ending on the date that is 24 months after the date that CBI exercises all of the Tranche A Warrants. The share repurchase credit feature is accounted for as a derivative liability, with the fair value continuing to be $nil at June 30, 2023.

The modifications to the Tranche A Warrants resulted in them meeting the definition of a derivative instrument under ASC 815 - Derivatives and Hedging (“ASC 815”). They continue to be classified in equity as the number of shares and exercise price were both fixed at inception.

The Tranche B Warrants are accounted for as derivative instruments (the “warrant derivative liability”) measured at fair value in accordance with ASC 815. At June 30, 2023, the fair value of the warrant derivative liability was $nil (March 31, 2023 – $nil), and fair value changes are recognized in other income (expense), net; see Note 24. See Note 22 for additional details on how the fair value of the warrant derivative liability is calculated on a recurring basis.

The Tranche C Warrants are accounted for as derivative instruments, with the fair value continuing to be $nil at June 30, 2023.

As described in Note 3, in connection with the Reorganization, the Company entered into the Third Consent Agreement, pursuant to which CBG and Greenstar agreed, among other things, that in the event that CBG and Greenstar convert their ownership in the Company's common shares into Exchangeable Shares, CBG will surrender the warrants held by CBG to purchase 139,745,453 common shares of the Company for cancellation for no consideration. In addition, following such conversion by CBG and Greenstar of their common shares into Exchangeable Shares, other than the Third Consent Agreement and the termination rights contained therein and the CBI Note (as defined below), all agreements between the Company and CBI will terminate, including the Amended Investor Rights Agreement. In such circumstances it is expected that the CBI nominees that are currently sitting on the Board will resign as directors of the Company following the termination of the Amended Investor Rights Agreement.

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

	Three months ended
	June 30,	June 30,
	2023	2022
		(As Restated)
Segmented net revenue
Canada cannabis	$38,614	$52,415
Rest-of-world cannabis	10,162	13,781
Storz & Bickel	18,073	15,643
BioSteel	32,468	13,693
This Works	6,017	5,520
Other	3,392	4,868
	$108,726	$105,920
Segmented gross margin:
Canada cannabis	(495)	$(12,534)
Rest-of-world cannabis	3,481	(160)
Storz & Bickel	7,707	5,621
BioSteel	(7,825)	(1,762)
This Works	2,895	2,647
Other	174	602
	5,937	(5,586)
Selling, general and administrative expenses	91,252	103,413
Share-based compensation	3,865	5,439
Asset impairment and restructuring costs	2,160	1,727,985
Operating loss	(91,340)	(1,842,423)
Other income (expense), net	51,497	(245,578)
Loss before incomes taxes	$(39,843)	$(2,088,001)

Asset information by segment is not provided to, or reviewed by, the Company’s CODM as it is not used to make strategic decisions, allocate resources, or assess performance.

Entity-wide disclosures

Disaggregation of net revenue by geographic area:

	Three months ended
	June 30,	June 30,
	2023	2022
		(As Restated)
Canada	$71,293	$70,254
Germany	11,748	12,364
United States	14,347	11,613
Other	11,338	11,689
	$108,726	$105,920

Disaggregation of property, plant and equipment by geographic area:

	June 30,	March 31,
	2023	2023
Canada	$314,122	$361,778
United States	30,152	85,772
Germany	50,840	51,341
Other	92	575
	$395,206	$499,466

For the three months ended June 30, 2023, one customer represented more than 10% of the Company’s net revenue (three months ended June 30, 2022 – none).

28. SUBSEQUENT EVENTS

Balance Sheet Deleveraging Initiatives

On July 13, 2023, the Company entered into privately negotiated redemption agreements (collectively, the "Redemption Agreements") with certain Noteholders of the Canopy Notes, pursuant to which approximately $193,000 aggregate principal amount of the outstanding Canopy Notes held by such Noteholders were redeemed by the Company (the "Redemption") on the applicable closing date for: (i) an aggregate cash payment of approximately $101,000; (ii) the issuance of 90,430,920 Canopy Growth common shares; and (iii) the issuance of approximately $40,380 aggregate principal amount of newly issued unsecured non-interest bearing convertible debentures (the "Debentures"). The initial closing of the Redemption occurred on July 14, 2023 and the final closing of the Redemption occurred on July 17, 2023.

The Debentures will mature on January 15, 2024 (the "Debenture Maturity Date") unless earlier converted in accordance with the terms of a debenture indenture dated July 14, 2023 between the Company and Odyssey Trust Company, as trustee. The Debentures are convertible into Canopy Growth common shares (the “Debenture Shares”) at the option of the holder at any time or times following approval from the Company’s shareholders for the issuance of all of the Debenture Shares in excess of 19.99% and 25%, as applicable, of the issued and outstanding Canopy Growth common shares in accordance with the applicable rules and regulations of the Nasdaq and the TSX (the “Shareholder Approval”), at a conversion price equal to $0.55, subject to adjustment in certain events.

Assuming Shareholder Approval is obtained, the Company will, at its sole option, elect to settle the Debentures in cash or Debenture Shares on the Debenture Maturity Date; provided that the Company has agreed with its lenders under the Amended Credit Agreement that it will settle the Debentures in Debenture Shares on the Maturity Date if the Shareholder Approval has been obtained. In the event Shareholder Approval is not obtained, the Debentures will be settled in cash.

Following the Redemption, the Company settled the remaining aggregate principal amount owing under the outstanding Canopy Notes and, as of the maturity date, there are no Canopy Notes outstanding.

As described in Note 15, on July 13, 2023, the Company and certain of its lenders entered into the Amended Credit Agreement, pursuant to which: (i) the Company and its lenders agreed to the July 2023 Paydown; and (ii) the Company agreed to direct certain proceeds from completed and or contemplated asset sales to reduce indebtedness under the Credit Facility and receive principal reductions at, in certain circumstances, $0.95 on the dollar toward such repayments. In addition, the Amended Credit Agreement, among other things, contemplates: (i) that the US$100,000 minimum liquidity covenant will cease to be operative concurrently with the July 2023 Paydown; and (ii) the removal of the prepayment premium. The Company paid the July 2023 Paydown on July 21, 2023.

Annual General and Special Meeting Update

On August 9, 2023, Canopy Growth filed its definitive proxy statement in connection with the Company’s Annual General and Special Meeting to be held on September 25, 2023 (the "Annual Meeting"). In addition to the normal course business brought before the Annual Meeting, the Company intends to seek shareholder approval for, among other things, the following:

•
The Shareholder Approval in connection with the Redemption and in furtherance thereof, the Company entered into a voting support agreement with Greenstar and CBG (together with Greenstar, the "CBG Group"), pursuant to which the CBG Group agreed to vote their Canopy Growth common shares in favor of the Shareholder Approval;
•
The adoption of a new simplified equity plan; and
•
A proposal to amend the Company’s articles of incorporation, as amended, to effect a share consolidation (commonly known as a reverse stock split) on the basis of a ratio to be determined by the Board, in its sole discretion, within a range of one post-consolidation common share for every 5 to 15 outstanding pre-consolidation common shares at any time prior to September 25, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This Management’s Discussion and Analysis (“MD&A”) should be read together with other information, including our unaudited condensed interim consolidated financial statements and the related notes to those statements included in Part I, Item 1 of this Quarterly Report (the “Interim Financial Statements”), our consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended March 31, 2023 (the “Annual Report”), Part I, Item 1A, Risk Factors, of the Annual Report and Part II, Item 1A, Risk Factors, of this Quarterly Report. This MD&A provides additional information on our business, recent developments, financial condition, cash flows and results of operations, and is organized as follows:

•
Part 1 - Business Overview. This section provides a general description of our business, which we believe is important in understanding the results of our operations, financial condition, and potential future trends.

•
Part 2 - Results of Operations. This section provides an analysis of our results of operations for the first quarter of fiscal 2024 in comparison to the first quarter of fiscal 2023.

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

Forward-looking statements include, but are not limited to, statements with respect to:

•
laws and regulations and any amendments thereto applicable to our business and the impact thereof, including uncertainty regarding the application of U.S. state and federal law to U.S. hemp (including cannabidiol ("CBD") products and the scope of any regulations by the U.S. Food and Drug Administration, the U.S. Drug Enforcement Administration, the U.S. Federal Trade Commission, the U.S. Patent and Trademark Office, the U.S. Department of Agriculture (the “USDA”) and any state equivalent regulatory agencies over U.S. hemp (including CBD) products;
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
•
the timing and outcome of the Floating Share Arrangement (as defined below), the anticipated benefits of the Floating Share Arrangement, the anticipated timing of the acquisition of the Fixed Shares (as defined below) and the Floating Shares (as defined below) by Canopy USA, the satisfaction or waiver of the closing conditions set out in the Floating Share Arrangement Agreement (as defined below) and the Acreage Amended Arrangement (as defined below), including receipt of all regulatory approvals, and the anticipated timing and occurrence of the Company’s exercise of the option to acquire the Fixed Shares (the "Acreage Option") and closing of such transaction;
•
the Acreage Amended Arrangement and the Floating Share Arrangement, including the occurrence or waiver (at our discretion) of the Triggering Event (as defined below), the anticipated timing and occurrence of the Company’s exercise of the Acreage Option and the satisfaction or waiver of the conditions to closing the acquisition of Acreage;
•
the Wana Amendments (as defined below), including the occurrence or waiver (at Canopy USA’s discretion) of the Triggering Event;
•
the issuance of additional common shares of the Company to satisfy the payments to eligible participants to the existing tax receivable bonus plans of HSCP (as defined below), to satisfy any deferred and/or option exercise payments to the shareholders of Wana (as defined below) and Jetty (as defined below) and the issuance of additional Non-Voting Shares (as defined below) issuable to Canopy Growth from Canopy USA in consideration thereof;
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
•
the potential conversion of common shares of the Company held by the CBI Group (as defined below) to Exchangeable Shares (as defined below), including the termination of the Amended Investor Rights Agreement (as defined below);
•
the anticipated timing and occurrence of the Meeting (as defined below) to approve the Amendment Proposal (as defined below);
•
the anticipated timing and occurrence of the Annual Meeting (as defined below) and the proposals to be voted upon by the Company’s shareholders including, among other things, the Shareholder Approval (as defined below);
•
the anticipated issuance of the Debenture Shares (as defined below) following the Shareholder Approval;
•
expectations regarding the Company’s contemplated asset sales and the direction of certain proceeds from such asset sales;
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
•
the anticipated benefits and impact of the investments in us (the "CBI Group Investments") from Constellation Brands, Inc. (“CBI”) and its affiliates (collectively, the “CBI Group”);
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
•
expectations with respect to our growing, production and supply chain capacities;
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
•
our ability to comply with the listing requirements of the Nasdaq Stock Market LLC (“Nasdaq”) and the Toronto Stock Exchange (“TSX”); and
•
expectations on price changes in cannabis markets.

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

By their nature, forward-looking statements are subject to inherent risks and uncertainties that may be general or specific and which give rise to the possibility that expectations, forecasts, predictions, projections or conclusions will not prove to be accurate, that assumptions may not be correct and that objectives, strategic goals and priorities will not be achieved. A variety of factors, including known and unknown risks, many of which are beyond our control, could cause actual results to differ materially from the forward-looking statements in this Quarterly Report and other reports we file with, or furnish to, the Securities and Exchange Commission (the “SEC”) and other regulatory agencies and made by our directors, officers, other employees and other persons authorized to speak on our behalf. Such factors include, without limitation, risks related to our ability to remediate the material weaknesses in our internal control over financial reporting, or inability to otherwise maintain an effective system of internal control; the risk that our recent restatement could negatively affect investor confidence and raise reputation risks; our ability to continue as a going concern; our limited operating history; risks that we may be required to write down intangible assets, including goodwill, due to impairment; the diversion of management time on issues related to Canopy USA; the ability of parties to certain transactions to receive, in a timely manner and on satisfactory terms, the necessary regulatory, court and shareholder approvals; the risks that the Trust’s ownership interest in Canopy USA is currently not quantifiable and the Trust may have significant ownership and influence over Canopy USA upon completion of the Trust Transaction (as defined below); the risks related to the fact that the Company has not received audited financial statements with respect to Jetty; the risks related to Acreage’s financial statements expressing doubt about its ability to continue as a going concern; the adequacy of our capital resources and liquidity, including but not limited to, availability of sufficient cash flow to execute our business plan (either within the expected timeframe or at all); volatility in and/or degradation of general economic, market, industry or business conditions; risks relating to our current and future operations in emerging markets; compliance with applicable environmental, economic, health and safety, energy and other policies and regulations and in particular health concerns with respect to vaping and the use of cannabis and U.S. hemp products in vaping devices; risks and uncertainty regarding future product development; changes in regulatory requirements in relation to our business and products; our reliance on licenses issued by and contractual arrangements with various federal, state and provincial governmental authorities; inherent uncertainty associated with projections; future levels of revenues and the impact of increasing levels of competition; third-party manufacturing risks; third-party transportation risks; inflation risks; our exposure to risks related to an agricultural business, including wholesale price volatility and variable product quality; changes in laws, regulations and guidelines and our compliance with such laws, regulations and guidelines; risks relating to inventory write downs; risks relating to our ability to refinance debt as and when required on terms favorable to us and to comply with covenants contained in our debt facilities and debt instruments; risks associated with jointly owned investments; our ability to manage disruptions in credit markets or changes to our credit ratings; the success or timing of completion of ongoing or anticipated capital or maintenance projects; risks related to the integration of acquired businesses; the timing and manner of the legalization of cannabis in the United States; business strategies, growth opportunities and expected investment; counterparty risks and liquidity risks that may impact our ability to obtain loans and other credit facilities on favorable terms; the potential effects of judicial, regulatory or other proceedings, litigation or threatened litigation or proceedings, or reviews or investigations, on our business, financial condition, results of operations and cash flows; risks associated with divestment and restructuring; the anticipated effects of actions of third parties such as competitors, activist investors or federal, state, provincial, territorial or local regulatory authorities, self-regulatory organizations, plaintiffs in litigation or persons threatening litigation; consumer demand for cannabis and U.S. hemp products; the risks that the Canadian Transformative Plan will not result in the expected cost-savings, efficiencies and other benefits or will result in greater than anticipated turnover in personnel; the implementation and effectiveness of key personnel changes; risks related to stock exchange restrictions; risks related to the protection and enforcement of our intellectual property rights; the risks related to the Exchangeable Shares having different rights from Canopy Shares and there may never be a trading market for the Exchangeable Shares; the risk that cost savings and any other synergies from the CBI Group Investments may not be fully realized or may take longer to realize than expected; future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses; risks relating to the long term macroeconomic effects of the COVID-19 pandemic and any future pandemic or epidemic; and the factors discussed under the heading “Risk Factors” in the Annual Report and in Item 1A of Part II of this Quarterly Report. Readers are cautioned to consider these and other factors, uncertainties and potential events carefully and not to put undue reliance on forward-looking statements.

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

We currently offer product varieties in dried cannabis flower, cannabis extracts and concentrates, cannabis beverages, cannabis gummies and cannabis vapes with product availability varying based on provincial and territorial regulations. In Canada, our adult-use cannabis products are predominantly sold to provincial and territorial agencies under a “business-to-business” wholesale model, with those provincial and territorial agencies then being responsible for the distribution of our products to brick-and-mortar stores and for online retail sales. In fiscal 2023, we completed the divestiture of our retail business across Canada, which included the retail stores operating under the Tweed and Tokyo Smoke banners under a “business-to-consumer” model.

Our Spectrum Therapeutics medical brand is a leader in medical cannabis. Spectrum Therapeutics produces and distributes a diverse portfolio of medical cannabis products to medical patients in Canada, and in several other countries where it is federally permissible to do so.

Subsequent to the passage of the 2018 Farm Bill in the United States, we currently offer a line of premium quality, hemp-derived wellness gummies, oils, softgels and topicals under the Martha Stewart CBD brand.

In June 2019, we implemented a plan of arrangement pursuant to an arrangement agreement (the “Original Acreage Arrangement Agreement”) with Acreage Holdings, Inc. (“Acreage”), a U.S. multi-state cannabis operator. In September 2020, we entered into a second amendment to the Original Acreage Arrangement Agreement (the “Acreage Amending Agreement”) and implemented an amended and restated plan of arrangement (the “Acreage Amended Arrangement”). Pursuant to the Acreage Amended Arrangement, following the occurrence or waiver (at our discretion) of changes in U.S. federal law to permit the general cultivation, distribution, and possession of marijuana or to remove the regulation of such activities from the federal laws of the United States (the “Triggering Event”) and subject to the satisfaction or waiver of the conditions set out in the Original Acreage Arrangement Agreement (as modified by the Acreage Amending Agreement), we: (i) agreed to acquire approximately 70% of the issued and outstanding shares of Acreage, and (ii) obtained the right (the “Acreage Floating Option”) to acquire the other approximately 30% of the issued and outstanding shares of Acreage. In connection with the Floating Share Arrangement Agreement (as defined below), Canopy Growth has irrevocably waived the Acreage Floating Option existing under the Existing Acreage Arrangement Agreement (as defined below). The acquisition of Acreage, if completed through Canopy USA, will provide a pathway into cannabis markets in the United States; however, we and Acreage will continue to operate as independent companies until the acquisition of Acreage is completed.

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

As described below under “Recent Developments,” on October 25, 2022, we announced the implementation of our internal reorganization pursuant to which, among other things, we formed Canopy USA, a new Delaware holding company (the “Reorganization”). Following the implementation of the Reorganization, as of October 24, 2022, Canopy USA holds certain U.S. cannabis investments that were previously held by Canopy Growth, which is expected to enable Canopy USA, following, among other things, the Meeting (as defined below) and the exercise of the Acreage Option (as defined below), including the issuance of the Fixed Shares (as defined below) to Canopy USA, to consummate the acquisitions of Acreage, Wana, and Jetty.

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

Our licensed operational capacity in Canada includes advanced manufacturing capability for oil and softgel encapsulation and pre-rolled joints. In the fourth quarter of fiscal 2023 we announced a series of comprehensive steps to align our Canadian cannabis operations and resources in response to unfavorable market realities, including consolidating cultivation at our existing licensed facilities in Kincardine, Ontario and Kelowna, British Columbia, and moving to an adaptive third-party sourcing model for certain cannabis beverages, edibles, vapes and extracts.

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

These segments reflect how our operations are managed, how our Chief Executive Officer, who is the Chief Operating Decision Maker (“CODM”), allocates resources and evaluates performance, and how our internal management financial reporting is structured. Our CODM evaluates the performance of these segments, with a focus on (i) segment net revenue, and (ii) segment gross margin as the measure of segment profit or loss. The information regarding segment net revenue and segment gross margin for the comparative periods has been restated to reflect the aforementioned change in reportable segments. The remainder of our operations include revenue derived from, and cost of sales associated with, our non-cannabis extraction activities and other ancillary activities; these are included within "other."

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

Following the implementation of the Reorganization, as of October 24, 2022, Canopy USA holds an ownership interest in the following assets, among others:

•
Wana - The options to acquire 100% of the membership interests of Wana (the "Wana Options"), a leading cannabis edibles brand in North America.

•
Jetty - The options to acquire 100% of the shares of Jetty (the "Jetty Options"), a California-based producer of high-quality cannabis extracts and pioneer of clean vape technology.

Canopy Growth currently retains the option to acquire the issued and outstanding Class E subordinate voting shares (the “Fixed Shares”) of Acreage (the “Acreage Option”), representing approximately 70% of the total shares of Acreage, at a fixed share exchange ratio of 0.3048 of a Canopy Growth common share per Fixed Share. Concurrently with the closing of the acquisition of the Fixed Shares pursuant to the exercise of the Acreage Option, the Fixed Shares will be issued to Canopy USA. In addition, Canopy USA has agreed to acquire all of the issued and outstanding Class D subordinate voting shares of Acreage (the “Floating Shares”) by way of a court-approved plan of arrangement (the “Floating Share Arrangement”) in exchange for 0.45 of a common share of Canopy Growth for each Floating Share held. Acreage is a leading vertically-integrated multi-state cannabis operator, with its main operations in densely populated states across the Northeast U.S. including New Jersey and New York.

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

On December 9, 2022, Canopy USA and certain limited partnerships that are controlled by Canopy USA entered into a debt settlement agreement with TerrAscend, TerrAscend Canada Inc. (“TerrAscend Canada”) and Arise Bioscience, Inc. (“Arise Bioscience”) whereby $125,467 in aggregate loans, including accrued interest thereon, payable by certain subsidiaries of TerrAscend, were extinguished and 22,474,130 TerrAscend Warrants, being all of the previously issued TerrAscend Warrants controlled by Canopy USA (the “Prior Warrants”) were cancelled in exchange for: (i) 24,601,467 TerrAscend Exchangeable Shares at a notional price of $5.10 per TerrAscend Exchangeable Share; and (ii) 22,474,130 new TerrAscend Warrants (the “New Warrants” and, together with the TerrAscend Exchangeable Shares, the “New TerrAscend Securities”) with a weighted average exercise price of $6.07 per TerrAscend Common Share and expiring on December 31, 2032. Following the issuance of the New TerrAscend Securities, Canopy USA beneficially owns: (i) 63,492,037 TerrAscend Exchangeable Shares; (ii) 22,474,130 New Warrants; and (iii) the TerrAscend Option. The TerrAscend Exchangeable Shares can be converted into TerrAscend Common Shares at Canopy USA’s option, subject to the terms of the A&R Protection Agreement (as defined below).

Following the implementation of the Reorganization Canopy USA was determined to be a variable interest entity pursuant to ASC 810 - Consolidations ("ASC 810") and prior to the completion of the Reorganization Amendments (as defined below), Canopy Growth was determined to be the primary beneficiary of Canopy USA. As a result of such determination and in accordance with ASC 810, Canopy Growth consolidated the financial results of Canopy USA. On May 19, 2023, Canopy Growth and Canopy USA restructured Canopy Growth’s interests in Canopy USA by implementing the Reorganization Amendments such that Canopy Growth does not expect to consolidate the financial results of Canopy USA within Canopy Growth’s financial statements in accordance with U.S. GAAP. Refer to discussion below for further information regarding the Reorganization Amendments.

Amendments to Canopy USA Structure

Following the creation of Canopy USA, Nasdaq communicated its position to us stating that companies that consolidate “the assets and revenues generated from activities in violation under federal law cannot continue to list on Nasdaq”. Since we are committed to compliance with the listing requirements of the Nasdaq, we and Canopy USA effectuated certain changes to the initial structure of the Company’s interest in Canopy USA such that we do not expect to consolidate the financial results of Canopy USA within our financial statements. These changes included, among other things, modifying the terms of the Protection Agreement between us, our wholly-owned subsidiary and Canopy USA as well as the terms of Canopy USA’s limited liability company agreement and amending the terms of certain agreements with third-party investors in Canopy USA to eliminate any rights to guaranteed returns (collectively, the “Reorganization Amendments”).

On May 19, 2023, Canopy Growth and Canopy USA implemented the Reorganization Amendments, which included, entering into the A&R Protection Agreement and amending and restating Canopy USA’s limited liability company agreement (the “A&R LLC Agreement”) in order to: (i) eliminate certain negative covenants that were previously granted by Canopy USA in favor of Canopy Growth as well as delegating to the managers of the Canopy USA Board not appointed by Canopy Growth the authority to approve the following key decisions (collectively, the “Key Decisions”): (a) the annual business plan of Canopy USA; (b) decisions regarding the executive officers of Canopy USA and any of its subsidiaries; (c) increasing the compensation, bonus levels or other benefits payable to any current, former or future employees or managers of Canopy USA or any of its subsidiaries; (d) any other executive compensation plan matters of Canopy USA or any of its subsidiaries; and (e) the exercise of the Wana Options or the Jetty Options, which for greater certainty means that Canopy Growth’s nominee on the Canopy USA Board will not be permitted to vote on any Key Decisions while Canopy Growth owns Non-Voting Shares; (ii) reduce the number of managers on the Canopy USA Board from four to three, including, reducing Canopy Growth’s nomination right to a single manager; (iii) amend the share capital of Canopy USA to, among other things, (a) create a new class of Canopy USA Class B Shares, which may not be issued prior to the conversion of the Non-Voting Shares or the Canopy USA Common Shares into Canopy USA Class B Shares; (b) amend the terms of the Non-Voting Shares such that the Non-Voting Shares will be convertible into Canopy USA Class B Shares (as opposed to Canopy USA Common Shares); and (c) amend the terms of the Canopy USA Common Shares such that upon conversion of all of the Non-Voting Shares into Canopy USA Class B Shares, the Canopy USA Common Shares will, subject to their terms, automatically convert into Canopy USA Class B Shares, provided that the number of Canopy USA Class B Shares to be issued to the former holders of the Canopy USA Common Shares will be equal to no less than 10% of the total issued and outstanding Canopy USA Class B Shares following such issuance. Accordingly, as a result of the Reorganization Amendments, in no circumstances will Canopy Growth, at the time of such conversions, own more than 90% of the Canopy USA Class B Shares.

In connection with the Reorganization Amendments, on May 19, 2023, Canopy USA and Huneeus 2017 Irrevocable Trust (the “Trust”) entered into a share purchase agreement (the “Trust SPA”), which sets out the terms of the Trust’s investment in Canopy USA in the aggregate amount of up to US$20 million (the "Trust Transaction"). Agustin Huneeus, Jr. is the trustee of the Trust and is an affiliate of a shareholder of Jetty. Pursuant to the terms of the Trust SPA, the Trust will, subject to certain terms and conditions contained in the Trust SPA be issued Canopy USA Common Shares in two tranches with an aggregate value of up to US$10 million along with warrants of Canopy USA to acquire additional Canopy USA Common Shares. In addition, subject to the terms of the Trust SPA, the Trust has also been granted options to acquire additional Voting Shares (as defined in the A&R LLC Agreement) with a value of up to an additional US$10 million and one such additional option includes the issuance of additional warrants of Canopy USA.

In addition, subject to the terms and conditions of the A&R Protection Agreement and the terms of the option agreements to acquire Wana and Jetty, as applicable, Canopy Growth may be required to issue additional common shares in satisfaction of certain deferred and/or option exercise payments to the shareholders of Wana and Jetty. Canopy Growth will receive additional Non-Voting Shares from Canopy USA as consideration for any Canopy Growth common shares issued in the future to the shareholders of Wana and Jetty.

We continue to report the financial performance of Canopy USA into our consolidated financial statements until such time as the Exchangeable Shares (as defined below) are created and the Trust Transaction is closed, at which time we no longer expect to consolidate the financial performance of Canopy USA within our financial statements.

Ownership of U.S. Cannabis Investments

Following the implementation of the Reorganization, the shares and interests in Acreage, Wana, Jetty and TerrAscend are held, directly or indirectly, by Canopy USA, and Canopy Growth no longer holds a direct interest in any shares or interests in such entities, other than the Acreage Option. Canopy Growth holds non-voting and non-participating shares (the "Non-Voting Shares") in the capital of Canopy USA. The Non-Voting Shares do not carry voting rights, rights to receive dividends or other rights upon dissolution of Canopy USA. Following the Reorganization Amendments, the Non-Voting Shares are convertible into Class B shares of Canopy USA (the “Canopy USA Class B Shares”). Canopy Growth also has the right (regardless of the fact that its Non-Voting Shares are non-voting and non-participating) to appoint one member to the Canopy USA board of managers (the “Canopy USA Board”).

As of June 30, 2023, a third party investor owned all of the issued and outstanding Class A shares of Canopy USA (the “Canopy USA Common Shares”) and a wholly-owned subsidiary of Canopy Growth holds Non-Voting Shares in the capital of Canopy USA, representing approximately more than 99% of the issued and outstanding shares in Canopy USA on an as-converted basis.

On October 24, 2022, Canopy USA and Canopy Growth also entered into an agreement with, among others, Nancy Whiteman, the controlling shareholder of Wana, which was amended and restated on May 19, 2023, whereby subsidiaries of Canopy USA agreed to pay additional consideration in order to acquire the Wana Options and the future payments owed in connection with the exercise of the Wana Options will be reduced to US$3.00 in exchange for the issuance of Canopy USA Common Shares and Canopy Growth common shares (the “Wana Amending Agreement”). In accordance with the terms of the Wana Amending Agreement, Canopy USA Common Shares and Canopy Growth common shares will be issued to the shareholders of Wana, each with a value equal to 7.5% of the fair market value of Wana as of the later of: (i) the date that the Wana Options are exercised; and (ii) the T1 Investment (as defined below) closing date (the “Wana Valuation Date”) less any net debt of Wana as of the Wana Valuation Date plus any net cash of Wana as of Wana Valuation Date. The value of Wana and the number of Canopy USA Common Shares will be determined based on the fair market value of Wana and the Canopy USA Common Shares, respectively, as determined by an appraiser appointed by Canopy Growth and an appraiser appointed by the shareholders of Wana (and, if required, a third appraiser to be appointed by the initial two appraisers). The Canopy USA Common Shares and Canopy Growth common shares will only be issued to Ms. Whiteman, or entities controlled by Ms. Whiteman, on the later of: (i) the date of exercise of the Wana Options and (ii) the date that CBG and Greenstar, indirect, wholly-owned subsidiaries of CBI, have converted their Canopy Growth common shares into Exchangeable Shares. The Wana Amending Agreement may be terminated and no Canopy USA Common Shares or Canopy Growth common shares will be issued to Ms. Whiteman, or entities controlled by Ms. Whiteman in the event that CBG and Greenstar have not converted their Canopy Growth common shares into Exchangeable Shares by the later of: (i) sixty days after the Meeting; or (ii) December 31, 2023. The Canopy USA Common Shares issuable to Ms. Whiteman, or entities controlled by Ms. Whiteman, will also be subject to a repurchase right exercisable at any time after the 36 month anniversary of the closing of the transaction contemplated by the Wana Amending Agreement (the “Wana Repurchase Right”) to repurchase all Canopy USA Common Shares that have been issued at a price per Canopy USA Common Share equal to the fair market value as determined by an appraiser. As part of this agreement, Canopy

USA has granted Ms. Whiteman the right to appoint one member to the Canopy USA Board and a put right on the same terms and conditions as the Wana Repurchase Right.

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

Upon closing of Canopy USA’s acquisition of Acreage, Canopy Growth will receive additional Non-Voting Shares from Canopy USA in consideration for the issuance of common shares of Canopy Growth that shareholders of Acreage will receive in accordance with the terms of the Existing Acreage Arrangement Agreement and the Floating Share Arrangement Agreement.

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

On October 24, 2022, Canopy Growth and Canopy USA entered into a third amendment to tax receivable agreement (the “Amended TRA”) with, among others, certain current or former unitholders (the “Holders”) of High Street Capital Partners, LLC, a subsidiary of Acreage (“HSCP”), pursuant to HSCP’s amended tax receivable agreement (the “TRA”) and related tax receivable bonus plans with Acreage. Pursuant to the Amended TRA, Canopy Growth, on behalf of Canopy USA, agreed to issue Canopy Growth common shares with a value of US$30.4 million to certain Holders as consideration for the assignment of such Holder’s rights under the TRA to Canopy USA. As a result of the Amended TRA, Canopy USA is the sole member and beneficiary under the TRA. In connection with the foregoing, Canopy Growth issued: (i) 5,648,927 common shares with a value of $20.6 million (US$15.2 million) to certain Holders on November 4, 2022 as the first installment under the Amended TRA; and (ii) 7,102,081 common shares with a value of $20.6 million (US$15.2 million) to certain Holders on March 17, 2023, as the second installment under the Amended TRA. Canopy Growth, on behalf of Canopy USA, also agreed to issue Canopy Growth common shares with a value of approximately US$19.6 million to certain eligible participants pursuant to HSCP’s existing tax receivable bonus plans to be issued immediately prior to completion of the Floating Share Arrangement.

On October 24, 2022, Canopy Growth and Canopy USA entered into voting support agreements with certain of Acreage’s directors, officers and consultants pursuant to which such persons have agreed, among other things, to vote their Floating Shares in favor of the Floating Share Arrangement, representing approximately 7.3% of the issued and outstanding Floating Shares.

In addition to shareholder and court approvals, the Floating Share Arrangement is subject to approval of the Amendment Proposal and applicable regulatory approvals including, but not limited to, TSX approval and the satisfaction of certain other closing conditions customary in transactions of this nature. The Floating Share Arrangement received the requisite approval from the holders of Floating Shares at the special meeting of Acreage shareholders held on March 15, 2023 and on March 20, 2023 Acreage obtained a final order from the Supreme Court of British Columbia approving the Floating Share Arrangement. On March 17, 2023, the Floating Share Arrangement Agreement was amended to extend the Exercise Outside Date (as defined in the Floating Share Arrangement Agreement) from March 31, 2023 to May 31, 2023 and on May 31, 2023 the Floating Share Arrangement Agreement was further amended to extend the Exercise Outside Date to August 31, 2023. The completion of the Floating Share Arrangement is subject to satisfaction or, if permitted, waiver of certain closing conditions, including, among others, approval of the Amendment Proposal on or prior to the Exercise Outside Date.

It is intended that Canopy Growth’s existing option to acquire the Fixed Shares on the basis of 0.3048 of a Canopy Growth common share per Fixed Share will be exercised after the Meeting in accordance with the terms of the arrangement agreement dated April 18, 2019, as amended on May 15, 2019, September 23, 2020 and November 17, 2020 (the “Existing Acreage Arrangement Agreement”). Canopy Growth will not hold any Fixed Shares or Floating Shares. Completion of the acquisition of the Fixed Shares following exercise of the Acreage Option is subject to the satisfaction of certain conditions set forth in the Existing Acreage Arrangement Agreement. The acquisition of the Floating Shares pursuant to the Floating Share Arrangement is anticipated to occur immediately prior to the acquisition of the Fixed Shares pursuant to the Existing Acreage Arrangement Agreement in late 2023 such that 100% of the issued and outstanding shares of Acreage will be owned by Canopy USA on closing of the acquisition of both the Fixed Shares and the Floating Shares.

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

Special Shareholder Meeting

In connection with the Reorganization, Canopy Growth expects to hold a special meeting of shareholders (the “Meeting”) at which Canopy Growth shareholders will be asked to consider and, if deemed appropriate, to pass a special resolution authorizing an amendment to its articles of incorporation, as amended (the “Amendment Proposal”), in order to: (i) create and authorize the issuance of an unlimited number of a new class of non-voting and non-participating exchangeable shares in the capital of Canopy Growth (the “Exchangeable Shares”); and (ii) restate the rights of Canopy Growth’s common shares to provide for a conversion feature whereby each common share may at any time, at the option of the holder, be converted into one Exchangeable Share. The Exchangeable Shares will not carry voting rights, rights to receive dividends or other rights upon dissolution of Canopy Growth but will be convertible into common shares.

The Amendment Proposal must be approved by at least 66⅔% of the votes cast on a special resolution by Canopy Growth’s shareholders present in person or represented by proxy at the Meeting. On October 24, 2022, CBG and Greenstar, indirect, wholly-owned subsidiaries of CBI, entered into a voting and support agreement (the "Voting and Support Agreement") with Canopy Growth. Pursuant to the terms of the Voting and Support Agreement, CBG and Greenstar agreed, subject to the terms and conditions thereof, among other things, to vote all of the Canopy Growth common shares beneficially owned, directed or controlled, directly or indirectly, by them for the Amendment Proposal.

In the event the Amendment Proposal is approved, and subject to the conversion by CBI of their Canopy Growth common shares into Exchangeable Shares, Canopy USA is expected to exercise the Wana Options and the Jetty Options. In the event the Amendment Proposal is not approved, Canopy USA will not be permitted to exercise its rights to acquire shares of Wana or Jetty, and the Floating Share Arrangement Agreement will be terminated. In such circumstances, Canopy Growth will retain the Acreage Option under the Existing Acreage Arrangement Agreement and Canopy USA will continue to hold the Wana Options and the Jetty Options, as well as the TerrAscend Exchangeable Shares and other securities in the capital of TerrAscend. In addition, Canopy Growth is contractually required to cause Canopy USA to exercise its repurchase right to acquire the Canopy USA Common Shares held by the third party investors.

Relationship with CBI

In connection with the Reorganization, CBI has indicated its current intention to convert all of its Canopy Growth common shares into Exchangeable Shares, conditional upon the approval of the Amendment Proposal. However, any decision to convert will be made by CBI in its sole discretion, and CBI is not obligated to effect any such conversion.

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

In the event that CBI does not convert its Canopy Growth common shares into Exchangeable Shares, Canopy USA will not be permitted to exercise its rights to acquire the Fixed Shares from Canopy Growth or exercise its rights under the Wana Options or Jetty Options and the Floating Share Arrangement Agreement will be terminated. In such circumstances, Canopy Growth will retain the Acreage Option under the Existing Acreage Arrangement Agreement and Canopy USA will continue to hold the Wana Options and the Jetty Options, as well as the TerrAscend Exchangeable Shares and other securities in the capital of TerrAscend. If CBI does not convert its Canopy Growth common shares into Exchangeable Shares, Canopy Growth is also contractually required to cause Canopy USA to exercise its repurchase right to acquire the Canopy USA Common Shares held by the third party investors.

Refinancing of $100.0 Million of Canopy Notes Due in 2023

On April 13, 2023, we entered into an exchange agreement (the “April 2023 Exchange Agreement”) with Greenstar in order to acquire and cancel $100.0 million aggregate principal amount of our outstanding Canopy Notes. Pursuant to the April 2023 Exchange Agreement, we agreed to acquire and cancel $100.0 million aggregate principal amount of the Canopy Notes held by Greenstar in exchange for: (i) a cash payment to Greenstar in the amount of the unpaid and accrued interest owing under the Canopy Notes held by Greenstar; and (ii) a promissory note of $100.0 million maturing December 31, 2024 bearing interest at a rate of 4.25% per annum, payable in cash on maturity (the “CBI Note”). As a result, Greenstar no longer holds any Canopy Notes.

Agreements with Indiva

On May 30, 2023, we entered into a license assignment and assumption agreement with Indiva Limited ("Indiva") and its subsidiary, Indiva Inc. (the "Indiva License Agreement"), allowing us to assume the exclusive rights and interests to manufacture, distribute, and sell Wana branded products in Canada. Simultaneously, we and Indiva also entered into a contract manufacturing agreement, under which we will grant Indiva the exclusive right to manufacture and supply Wana branded products in Canada for five years, with the ability to renew for an additional five-year term upon mutual agreement of the parties.

We also subscribed for 37.2 million common shares of Indiva for an aggregate purchase price of $2.2 million. In addition, we paid Indiva $0.5 million in cash on May 30, 2023, and agreed to pay Indiva an additional $1.3 million on May 30, 2024 provided that the parties are complying with the terms of the Indiva License Agreement (collectively, the "Indiva Investment").

Equitization of $12.5 Million of Canopy Notes Due in July 2023

On June 29, 2023, we entered into privately negotiated exchange agreements (the "June 2023 Exchange Agreements") with certain holders (the "Noteholders") of the Canopy Notes to acquire and cancel $12.5 million aggregate principal amount of the Canopy Notes from the Noteholders in exchange for cash, including accrued and unpaid interest owing under the Canopy Notes, and the issuance of approximately 24.3 million Canopy Growth common shares (the "June 2023 Exchange Transaction").

Conversion of US$100.0 Million Convertible Debentures

On February 21, 2023, we entered into a subscription agreement (the “Convertible Debenture Agreement”) with an institutional investor (the “Institutional Investor”) pursuant to which the Institutional Investor agreed to purchase up to US$150.0 million aggregate principal amount of senior unsecured convertible debentures (“Convertible Debentures”) in a registered direct offering. The Convertible Debentures were issued under the indenture dated February 21, 2023 between us and Computershare Trust Company of Canada, in its capacity as trustee. Pursuant to the Convertible Debenture Agreement, an initial $135.2 million (US$100.0 million) aggregate principal amount of the Convertible Debentures were sold to the Institutional Investor on February 21, 2023. The conditions with respect to the remaining US$50 million aggregate principal amount of the Convertible Debentures were neither satisfied nor waived. The Convertible Debentures were convertible into our common shares at the option of the Institutional Investor at any time or times prior to the maturity date of February 28, 2028, at a conversion price equal to 92.5% of the volume-weighted average price of our common shares during the three consecutive trading days ending on the business day immediately prior to the date of conversion. No cash payment or any other property of Canopy Growth was made by us to the Institutional Investor in connection with, or as a result of, the issuance, conversion or repayment of the Convertible Debentures.

As of June 30, 2023, all conversions pursuant to the Convertible Debentures have been completed and the amount outstanding under the Convertible Debentures was $nil.

Balance Sheet Deleveraging Initiatives

On October 24, 2022, we entered into agreements with certain of our lenders under the term loan credit agreement dated March 18, 2021 (the “Credit Agreement”) pursuant to which we tendered US$187.5 million of the principal amount outstanding thereunder at a discounted price of US$930 per US$1,000 or US$174.4 million in the aggregate (the “Paydown”). The first payment of $117.5 million (US$87.9 million) was made on November 10, 2022 to reduce the principal indebtedness by $126.3 million (US$94.4 million). The second payment of $116.8 million (US$87.2 million) was made on April 17, 2023 to reduce principal indebtedness by $125.6 million (US$93.8 million). We also agreed with our lenders to amend certain terms of the Credit Agreement, including, among other things: (i) reductions to the minimum liquidity covenant to US$100.0 million; (ii) certain changes to the application of net proceeds from asset sales; (iii) the establishment of a new committed delayed draw term credit facility in an aggregate principal amount of US$100.0 million; and (iv) the elimination of the additional US$500.0 million incremental term loan facility.

On July 13, 2023, we entered into agreements with certain of our lenders under the Credit Agreement pursuant to which we and certain of our lenders agreed to amend certain terms of the Credit Agreement (collectively, the "Amended Credit Agreement"). The Amended Credit Agreement reduces the principal indebtedness under the Credit Facility (as defined below) in the amount of $100.0 million for a cash payment of $93.0 million (the "July 2023 Paydown") and includes an agreement from us to direct certain proceeds from completed and or contemplated asset sales to reduce indebtedness under the Credit Facility and receive principal reductions at, in certain circumstances $0.95 on the dollar toward such repayments. In addition, the Amended Credit Agreement, among other things, contemplates: (i) that the US$100,000 minimum liquidity covenant will cease to be operative concurrently with the July 2023 Paydown; and (ii) the removal of the prepayment premium. The July 2023 Paydown was made on July 21, 2023.

On July 13, 2023, we entered into privately negotiated redemption agreements (the “Redemption Agreements”) with certain Noteholders of our Canopy Notes, pursuant to which approximately $193 million aggregate principal amount of the Canopy Notes were redeemed (the "Redemption") on the applicable closing date for: (i) an aggregate cash payment of approximately $101 million; (ii) the issuance of approximately 90.4 million Canopy Growth common shares; and (iii) the issuance of approximately $40.4 million aggregate principal amount of newly issued unsecured non-interest bearing convertible debentures (the "Debentures"). The initial closing of the Redemption occurred on July 14, 2023 and the final closing of the Redemption occurred on July 17, 2023.

The Debentures will mature on January 15, 2024 (the "Debenture Maturity Date") unless earlier converted in accordance with the terms of a debenture indenture dated July 14, 2023 between us and Odyssey Trust Company, as trustee. The Debentures are convertible into Canopy Growth common shares (the “Debenture Shares”) at the option of the holder at any time or times following approval from our shareholders for the issuance of all the Debenture Shares in excess of 19.99% and 25%, as applicable, of the issued and outstanding Canopy Growth common shares in accordance with the applicable rules and regulations of Nasdaq and the TSX (the "Shareholder Approval"), at a conversion price equal to $0.55, subject to adjustment in certain events.

Assuming Shareholder Approval is obtained, we will, in our sole option, elect to settle the Debentures in cash or Debenture Shares on the Debenture Maturity Date; provided that we have agreement with our lenders under the Amended Credit Agreement that we will settle the Debentures in Debenture Shares on the Debenture Maturity Date if the Shareholder Approval has been obtained. In the event Shareholder Approval is not obtained, the Debentures will be settled in cash.

Following the Redemption, we settled the remaining aggregate principal amount owing under the outstanding Canopy Notes and, as of the maturity date, there are no Canopy Notes outstanding.

Annual General and Special Meeting Update

On August 9, 2023, we filed our definitive proxy statement in connection with our Annual General and Special Meeting to be held on September 25, 2023 (the "Annual Meeting"). In addition to the normal course business brought before the Annual Meeting, we intend to seek shareholder approval for, among other things, the following:

•
The Shareholder Approval in connection with the Redemption and in furtherance thereof, we entered into a voting support agreement with Greenstar and CBG (together with Greenstar, the “CBG Group”), pursuant to which the CBG Group agreed to vote their Canopy Growth common shares in favor of the Shareholder Approval;
•
The adoption of a new simplified equity plan; and
•
A proposal to amend the Company’s articles of incorporation, as amended, to effect a share consolidation (commonly known as a reverse stock split) on the basis of a ratio to be determined by the Board, in its sole discretion, within a range of one post-consolidation common share for every 5 to 15 outstanding pre-consolidation common shares at any time prior to September 25, 2024.

Part 2 - Results of Operations

Discussion of First Quarter of Fiscal 2024 Results of Operations

	Three months ended June 30,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2023	2022	$ Change	% Change
		(As Restated)
Selected consolidated financial information:
Net revenue	$108,726	$105,920	$2,806	3%
Gross margin percentage	5%	(5%)	-	1,000 bps
Net loss	$(41,861)	$(2,091,750)	$2,049,889	98%
Net loss attributable to Canopy Growth Corporation	$(38,121)	$(2,086,443)	$2,048,322	98%
Basic and diluted loss per share[1]	$(0.07)	$(5.24)	$5.17	99%

[1]For the three months ended June 30, 2023, the weighted average number of outstanding common shares, basic and diluted, totaled 550,459,365 (three months ended June 30, 2022 - 398,467,568).

Revenue

We report net revenue in five segments: (i) Canada cannabis; (ii) rest-of-world cannabis; (iii) Storz & Bickel; (iv) BioSteel; and (v) This Works. Revenue derived from the remainder of our operations are included within "other". The following tables present segmented net revenue, by channel and by form, for the three months ended June 30, 2023 and 2022:

Revenue by Channel	Three months ended June 30,
(in thousands of Canadian dollars)	2023	2022	$ Change	% Change
		(As Restated)
Canada cannabis
Canadian adult-use cannabis
Business-to-business[1]	$24,189	$26,540	$(2,351)	(9%)
Business-to-consumer	-	12,435	(12,435)	(100%)
	24,189	38,975	(14,786)	(38%)
Canadian medical cannabis[2]	14,425	13,440	985	7%
	$38,614	$52,415	$(13,801)	(26%)

Rest-of-world cannabis[3]	$10,162	$13,781	$(3,619)	(26%)
Storz & Bickel	$18,073	$15,643	$2,430	16%
BioSteel[4]	$32,468	$13,693	$18,775	137%
This Works	$6,017	$5,520	$497	9%
Other	3,392	4,868	(1,476)	(30%)

Net revenue	$108,726	$105,920	$2,806	3%

[1] Reflects excise taxes of $11,026 and other revenue adjustments, representing our determination of returns and pricing adjustments, of $870 for the three months ended June 30, 2023 (three months ended June 30, 2022 - excise taxes of $11,591 and other revenue adjustments of $550).

[2] Reflects excise taxes of $1,360 for the three months ended June 30, 2023 (three months ended June 30, 2022 - $1,156).
[3] Reflects other revenue adjustments of $67 for the three months ended June 30, 2023 (three months ended June 30, 2022 - $666).
[4] Reflects other revenue adjustments of $7,609 for the three months ended June 30, 2023 (three months ended June 30, 2022 - $1,682).

Net revenue was $108.7 million in the first quarter of fiscal 2024, an increase of $2.8 million as compared to $105.9 million in the first quarter of fiscal 2023.

Canada cannabis

Net revenue from our Canada cannabis segment was $38.6 million in the first quarter of fiscal 2024, as compared to $52.4 million in the first quarter of fiscal 2023.

Canadian adult-use cannabis net revenue was $24.2 million in the first quarter of fiscal 2024, as compared to $39.0 million in the first quarter of fiscal 2023.

•
Net revenue from the business-to-business channel was $24.2 million in the first quarter of fiscal 2024, as compared to $26.5 million in the first quarter of fiscal 2023. The year-over-year decrease is primarily attributable to lower sales volumes across our premium and value-priced categories which, for the value-priced category, is largely the result of a strategy shift. This decrease was partially offset by increased sales of our mainstream brands, primarily resulting from improved product attributes and new products introduced under the Tweed brand.
•
Revenue from the adult-use business-to-consumer channel was $nil in the first quarter of fiscal 2024, as compared to $12.4 million in the first quarter of fiscal 2023. The year-over-year decrease is attributable to the divestiture of our retail business in Canada with: (i) the closing, on October 26, 2022, of the transaction by which 420 Investments Ltd. acquired the ownership of five of our corporate-owned retail stores in Alberta (the "FOUR20 Transaction"); and (ii) the closing, on December 30, 2022, of the transaction by which OEG Retail Cannabis acquired ownership of 23 of our corporate-owned retail stores in Manitoba, Saskatchewan, and Newfoundland and Labrador, as well as all Tokyo Smoke-related intellectual property (the "OEGRC Transaction").

Canadian medical cannabis net revenue was $14.4 million in the first quarter of fiscal 2024, as compared to $13.4 million in the first quarter of fiscal 2023. The year-over-year increase is primarily attributable to an increase in the average size of medical orders placed by our customers due largely to a shift in our customer mix, and a larger assortment of cannabis product choices offered to our customers. These factors were partially offset by a year-over-year decrease in the total number of medical orders, which we believe is attributable to a greater number of medical patients procuring product from the adult-use market.

Rest-of-world cannabis

Rest-of-world cannabis revenue was $10.2 million in the first quarter of fiscal 2024, as compared to $13.8 million in the first quarter of fiscal 2023. The year-over-year decrease is attributable to:

•
A decline in our U.S. CBD business, primarily due to: (i) the opportunistic sale, in the first quarter of fiscal 2023, of bulk crude CBD resin which did not recur in the first quarter of fiscal 2024; and (ii) the continuing impact of our strategy shift to re-focus and refine our portfolio of product and brand offerings on premium products; and
•
Bulk cannabis sales to Israel in the amount of $3.6 million recognized in the first quarter of fiscal 2023, which did not recur in the first quarter of fiscal 2024.

These declines were partially offset by the year-over-year growth in our global medical cannabis business, particularly resulting from increased sales of medical cannabis in Australia.

Storz & Bickel

Revenue from Storz & Bickel was $18.1 million in the first quarter of fiscal 2024, as compared to $15.6 million in the first quarter of fiscal 2023. The year-over-year increase is primarily attributable to the expansion of our distribution and retail channels in the United States.

BioSteel

Revenue from BioSteel was $32.5 million in the first quarter of fiscal 2024, as compared to $13.7 million in the first quarter of fiscal 2023. The year-over-year increase is primarily attributable to: (i) the expansion of our distribution in Canada within the grocery, convenience and gas channel and into the large-format club channel; and (ii) stronger sales velocity in existing points of distribution ahead of the summer season resulting from increased brand awareness from our NHL sponsorship.

This Works

Revenue from This Works was $6.0 million in the first quarter of fiscal 2024, as compared to $5.5 million in the first quarter of fiscal 2023. The year-over-year increase is primarily attributable to an expanded product portfolio in our "Bodycare" line and continued success and strengthening sales velocity of our "In Transit" skincare product lineup.

Cost of Goods Sold and Gross Margin

The following table presents cost of goods sold, gross margin and gross margin percentage on a consolidated basis for the three months ended June 30, 2023 and 2022:

	Three months ended June 30,
(in thousands of Canadian dollars except where indicated)	2023	2022	$ Change	% Change
		(As Restated)
Net revenue	$108,726	$105,920	$2,806	3%

Cost of goods sold	$102,789	$111,506	$(8,717)	(8%)
Gross margin	5,937	(5,586)	11,523	(206%)
Gross margin percentage	5%	(5%)	-	1,000 bps

Cost of goods sold was $102.8 million in the first quarter of fiscal 2024, as compared to $111.5 million in the first quarter of fiscal 2023. Our gross margin was $5.9 million in the first quarter of fiscal 2024, or 5% of net revenue, as compared to a gross margin of $(5.6) million and gross margin percentage of (5%) of net revenue in the first quarter of fiscal 2023. The year-over-year increase in the gross margin percentage is primarily attributable to:

•
Improvement in our Canada cannabis segment, primarily attributable to: (i) the realized benefit of our cost savings program and strategic changes to our business that were initiated in the fourth quarter of fiscal 2022 and the fourth quarter of fiscal 2023; and (ii) a year-over-year decrease in write-downs of excess inventory;
•
A year-over-year decrease in restructuring charges, from $4.0 million in the first quarter of fiscal 2023 to $nil in the first quarter of fiscal 2024. In the first quarter of fiscal 2023, restructuring charges related primarily to inventory write-downs resulting from the strategic changes to our business that were initiated in the fourth quarter of fiscal 2022, including: (i) the shift to a contract manufacturing model for certain product format; and (ii) the closure of certain of our production facilities in fiscal 2022; and
•
Improvement at Storz & Bickel, primarily attributable to the increase in revenues, as described above, and the associated improvement of Storz & Bickel's operating leverage.

The factors above, resulting in a year-over-year increase in our gross margin percentage, were partially offset by the following:

•
A decrease in the amount of payroll subsidies received from the Canadian government pursuant to a COVID-19 relief program, from $1.6 million in the first quarter of fiscal 2023 to $nil in the first quarter of fiscal 2024; and
•
A decline in BioSteel's gross margin, primarily due to: (i) higher warehousing costs; (ii) higher than expected production and operating costs associated with the ramp-up and operations of the BioSteel manufacturing facility located in Verona, Virginia; and (iii) inventory write-downs, associated with aging inventory.

We report gross margin and gross margin percentage in five segments: (i) Canada cannabis; (ii) rest-of-world cannabis; (iii) Storz & Bickel; (iv) BioSteel; and (v) This Works. Cost of sales associated with the remainder of our operations are included within "other". The following table presents segmented gross margin and gross margin percentage for the three months ended June 30, 2023 and 2022:

	Three months ended June 30,
(in thousands of Canadian dollars except where indicated)	2023	2022	$ Change	% Change
		(As Restated)
Canada cannabis segment
Net revenue	$38,614	$52,415	$(13,801)	(26%)
Cost of goods sold	39,109	64,949	(25,840)	(40%)
Gross margin	(495)	(12,534)	12,039	96%
Gross margin percentage	(1%)	(24%)		2,300 bps

Rest-of-world cannabis segment
Revenue	$10,162	$13,781	$(3,619)	(26%)
Cost of goods sold	6,681	13,941	(7,260)	(52%)
Gross margin	3,481	(160)	3,641	2,276%
Gross margin percentage	34%	(1%)		3,500 bps

Storz & Bickel segment
Revenue	$18,073	$15,643	$2,430	16%
Cost of goods sold	10,366	10,022	344	3%
Gross margin	7,707	5,621	2,086	37%
Gross margin percentage	43%	36%		700 bps

BioSteel segment
Revenue	$32,468	$13,693	$18,775	137%
Cost of goods sold	40,293	15,455	24,838	161%
Gross margin	(7,825)	(1,762)	(6,063)	(344%)
Gross margin percentage	(24%)	(13%)		(1,100) bps

This Works segment
Revenue	$6,017	$5,520	$497	9%
Cost of goods sold	3,122	2,873	249	9%
Gross margin	2,895	2,647	248	9%
Gross margin percentage	48%	48%		- bps

Other
Cost of goods sold	$3,218	$4,266	$(1,048)	(25%)

Canada cannabis

Gross margin for our Canada cannabis segment was $(0.5) million in the first quarter of fiscal 2024, or (1%) of net revenue, as compared to $(12.5) million in the first quarter of fiscal 2023, or (24%) of net revenue. The year-over-year increase in the gross margin percentage was primarily attributable to: (i) the realized benefit of our cost savings program and strategic changes to our business that were initiated in the fourth quarter of fiscal 2022 and the fourth quarter of fiscal 2023; and (ii) a year-over-year decrease in write-downs of excess inventory. These increases were partially offset by a decrease in the amount of payroll subsidies received from the Canadian government pursuant to a COVID-19 relief program, from $1.6 million in the first quarter of fiscal 2023 to $nil in the first quarter of fiscal 2024.

Rest-of-world cannabis

Gross margin for our rest-of-world cannabis segment was $3.5 million in the first quarter of fiscal 2024, or 34% of net revenue, as compared to $(0.2) million in the first quarter of fiscal 2023, or (1%) of net revenue. The year-over-year increase in the gross margin percentage is primarily attributable to an improvement in our U.S. CBD business, due primarily to: (i) the year-over-year decrease in restructuring charges, as we recorded charges of $3.3 million in the first quarter of fiscal 2023 relating to inventory write-downs resulting from strategic changes to our business. These charges decreased to $nil in the first quarter of fiscal 2024; and (ii) the realized benefit of our cost savings program and the strategic changes made to our business, including the shift to a contract manufacturing model for certain product formats and the re-focusing of our U.S. CBD product and brand portfolio.

Partially offsetting the above was a shift in the business mix as compared to the first quarter of fiscal 2023 resulting from higher sales in lower-margin geographies relative to the first quarter of fiscal 2023

Storz & Bickel

Gross margin for our Storz & Bickel segment was $7.7 million in the first quarter of fiscal 2024, or 43% of net revenue, as compared to $5.6 million in the first quarter of fiscal 2023, or 36% of net revenue. The year-over-year increase in the gross margin percentage is primarily attributable to the increase in revenues, as described above, and the associated improvement of Storz & Bickel's operating leverage.

BioSteel

Gross margin for our BioSteel segment was $(7.8) million in the first quarter of fiscal 2024, or (24%) of net revenue, as compared to $(1.8) million in the first quarter of fiscal 2023, or (13%) of net revenue. The year-over-year decrease in the gross margin percentage is primarily attributable to: (i) inventory write-downs, associated with aging inventory; (ii) higher warehousing costs; and (iii) higher than expected production and operating costs associated with the ramp-up and operations of the BioSteel manufacturing facility located in Verona, Virginia. Partially offsetting this was a decrease in restructuring charges, from $0.7 million in the first quarter of fiscal 2023, relating primarily to charges associated with certain contract manufacturing agreements, to $nil in the first quarter of fiscal 2024.

This Works

Gross margin for our This Works segment was $2.9 million in the first quarter of fiscal 2024, as compared to $2.6 million in the first quarter of fiscal 2023. The gross margin percentage was 48% of net revenue in the first quarter of fiscal 2024, consistent with 48% of net revenue in the first quarter of fiscal 2023.

Operating Expenses

The following table presents operating expenses for the three months ended June 30, 2023 and 2022:

	Three months ended June 30,
(in thousands of Canadian dollars)	2023	2022	$ Change	% Change
Operating expenses
General and administrative	$25,526	$28,371	$(2,845)	(10%)
Sales and marketing	47,019	53,182	(6,163)	(12%)
Research and development	1,352	6,953	(5,601)	(81%)
Acquisition, divestiture, and other costs	8,904	4,193	4,711	112%
Depreciation and amortization	8,451	10,714	(2,263)	(21%)
Selling, general and administrative expenses	91,252	103,413	(12,161)	(12%)

Share-based compensation expense	3,865	5,439	(1,574)	(29%)

Asset impairment and restructuring costs	2,160	1,727,985	(1,725,825)	(100%)
Total operating expenses	$97,277	$1,836,837	$(1,739,560)	(95%)

Selling, general and administrative expenses

Selling, general and administrative expenses were $91.3 million in the first quarter of fiscal 2024, as compared to $103.4 million in the first quarter of fiscal 2023.

General and administrative expense was $25.5 million in the first quarter of fiscal 2024, as compared to $28.4 million in the first quarter of fiscal 2023. The year-over-year decrease is primarily attributable to the impact of the restructuring actions and cost savings programs initiated in the fourth quarters of both fiscal 2022 and fiscal 2023. We realized reductions relative to the first quarter of fiscal 2023 primarily in relation to: (i) compensation costs for finance, information technology, legal and other administrative functions; and (ii) a reduction in facilities and insurance costs. The decrease noted above was partially offset by a year-over-year decrease in the amount of payroll subsidies received from the Canadian government pursuant to a COVID-19 relief program, from $2.8 million received in the first quarter of fiscal 2023 to $nil in the first quarter of fiscal 2024.

Sales and marketing expense was $47.0 million in the first quarter of fiscal 2024, as compared to $53.2 million in the first quarter of fiscal 2023. The year-over-year decrease is primarily attributable to: (i) the divestiture of our retail business in Canada in the third quarter of fiscal 2023; (ii) cost reductions related to the previously-noted restructuring actions and cost savings programs, which resulted in a rationalization of our sales and marketing spending in certain areas of our business, particularly for our Canadian cannabis and U.S. CBD businesses, and a reduction in compensation costs. These decreases were partially offset by an increase of approximately $12.0 million in advertising and promotional investments in BioSteel, including costs related to the National Hockey League sponsorship, which began in the second quarter of fiscal 2023, and increased advertising, trade activity and promotion expenses.

Research and development expense was $1.4 million in the first quarter of fiscal 2024, as compared to $7.0 million in the first quarter of fiscal 2023. The year-over-year decrease is primarily attributable to cost reductions associated with the previously-noted restructuring actions and cost savings programs, as we: (i) continued to realize reductions in compensation costs and curtail research and development projects; and (ii) shifted to outsourced contract model for certain research and development projects.

Acquisition, divestiture, and other costs were $8.9 million in the first quarter of fiscal 2024, as compared to $4.2 million in the first quarter of fiscal 2023. In the first quarter of fiscal 2024, costs were incurred primarily in relation to:

•
Approximately $5.0 million of legal and audit costs related to the restatement of our consolidated financial statements for the following previously filed periods: (i) audited consolidated financial statements for the fiscal year ended March 31, 2022, originally included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, and (ii) unaudited consolidated financial statements for the quarterly periods ended June 30, 2022, September 30, 2022 and December 31, 2022, originally included in the our Quarterly Reports on Form 10-Q for such quarterly periods, in connection with the correction of material misstatement arising from an internal review of financial reporting matters related to sales in the BioSteel business unit that were accounted for incorrectly, and the filing of our Annual Report on Form 10-K for the fiscal years ended March 31, 2023 and 2022 in June 2023;
•
The Reorganization, including the creation of Canopy USA, as described above under “Recent Developments”; and
•
Evaluating other potential strategic opportunities.

Comparatively, in the first quarter of fiscal 2023, costs were incurred primarily in relation to the plan to acquire Jetty, and evaluating other potential acquisition opportunities.

Depreciation and amortization expense was $8.5 million in the first quarter of fiscal 2024, as compared to $10.7 million in the first quarter of fiscal 2023. The year-over-year decrease is primarily attributable to: (i) the previously-noted restructuring actions and cost savings programs, including the closure of certain of our Canadian facilities and other operational changes to implement cultivation-related efficiencies and improvements in the Canadian adult-use cannabis business; and (ii) the divestiture of our retail business in Canada in the third quarter of fiscal 2023 in connection with the FOUR20 Transaction and the OEGRC Transaction.

Share-based compensation expense

Share-based compensation expense was $3.9 million in the first quarter of fiscal 2024, as compared to $5.4 million in the first quarter of fiscal 2023. The year-over-year decrease is primarily attributable to the impact of our previously-noted restructuring actions, which resulted in 2.0 million stock option forfeitures and 0.2 million restricted share unit and performance share unit forfeitures in the first quarter of fiscal 2024. While 24.0 million stock options were granted in the first quarter of fiscal 2024, these grants occurred near the end of the quarter and therefore had a minimal impact on our share-based compensation expense for the first quarter of fiscal 2024.

Asset impairment and restructuring costs

Asset impairment and restructuring costs recorded in operating expenses were $2.2 million in the first quarter of fiscal 2024, as compared to $1.7 billion in the first quarter of fiscal 2023.

Asset impairment and restructuring costs recorded in the first quarter of fiscal 2024 were primarily related to incremental impairment losses and other costs associated with the restructuring of our Canadian cannabis operations that was initiated in the fourth quarter of fiscal 2023, including the closure of our production facility at 1 Hershey Drive in Smiths Falls, Ontario. The Company recorded write-downs of certain production equipment and other assets due to the excess of their carrying values over their estimated fair values. These costs were partially offset by gains recognized in connection with the sale of certain of our production facilities.

Comparatively, in the first quarter of fiscal 2023, asset impairment and restructuring costs were primarily related to goodwill impairment losses associated with the cannabis operations reporting unit in the global cannabis segment. Refer to “Impairment of Goodwill” in the “Critical Accounting Policies and Estimates” section below for further details of the goodwill impairment losses recognized in the first quarter of fiscal 2023. Additionally, we recognized incremental costs primarily associated with the restructuring actions completed in fiscal 2022, including the closure of certain of our Canadian production facilities, and operational changes initiated in the fourth quarter of fiscal 2022 to: (i) implement cultivation-related efficiencies and improvements in the Canadian adult-use cannabis business; and (ii) implement a flexible manufacturing platform, including contract manufacturing for certain product formats.

Other

The following table presents other income (expense), net, and income tax (expense) recovery for the three months ended June 30, 2023 and 2022:

	Three months ended June 30,
(in thousands of Canadian dollars)	2023	2022	$ Change	% Change
Other income (expense), net	51,497	(245,578)	297,075	121%
Income tax expense	(2,018)	(3,749)	1,731	46%

Other income (expense), net

Other income (expense), net was an income amount of $51.5 million in the first quarter of fiscal 2024, as compared to an expense amount of $245.6 million in the first quarter of fiscal 2023. The year-over-year change of $297.1 million, from an expense amount to an income amount, is primarily attributable to:

•
Change of $366.0 million related to non-cash fair value changes on our other financial assets, from an expense amount of $300.9 million in the first quarter of fiscal 2023 to an income amount of $65.1 million in the first quarter of fiscal 2024. The income amount recognized in the first quarter of fiscal 2024 is primarily attributable to fair value increases relating to our investments in:
o
The Acreage financial instrument, in the amount of $44.7 million. On a quarterly basis, we determine the fair value of the Acreage financial instrument using a probability-weighted expected return model, incorporating several potential scenarios and outcomes associated with the Acreage Amended Arrangement. The fair value increase in the first quarter of fiscal 2024 is primarily attributable to a decrease of approximately 78% in our share price during the first quarter of fiscal 2024, relative to a decrease of approximately 19% in Acreage’s share price during that same period. As a result, the model at June 30, 2023 reflects both a lower estimated value of the Canopy Growth common shares expected to be issued upon a Triggering Event, and a lower estimated value of the Acreage shares expected to be acquired at that time. In the first quarter of fiscal 2024, the relative share price movements resulted in an increase in the value of the Acreage financial instrument;
o
The TerrAscend Exchangeable Shares, in the amount of $19.9 million, primarily attributable to an increase of approximately 16% in TerrAscend’s share price during the first quarter of fiscal 2024; and
o
The New Warrants, in the amount of $6.0 million, primarily attributable to an increase of approximately 16% in TerrAscend’s share price during the first quarter of fiscal 2024.

These fair value increases were partially offset by a fair value decrease associated with the Wana financial instrument, in the amount of $5.5 million, which was attributable primarily to changes in expectations of the future cash flows to be generated by Wana during the first quarter of fiscal 2024.

Comparatively, the expense amount in the first quarter of fiscal 2023 was primarily attributable to fair value decreases relating to our investments in: (i) the TerrAscend Exchangeable Shares ($138.0 million); the secured debentures issued by TerrAscend Canada and Arise Bioscience and associated Prior Warrants (totaling $62.0 million); and (iii) the TerrAscend Option ($3.8 million), which were all driven largely by a decrease of approximately 59% in TerrAscend’s share price in the first quarter of fiscal 2023. Additionally, the fair value of our investment in the Wana financial instrument decreased $154.0 million, due primarily to changes in expectations of the future cash flows to be generated by Wana. The fair value decreases were partially offset by a fair value increase related to the Acreage financial instrument in the amount of $60.0 million, as described below in our discussion of the fair value changes on the liability arising from the Acreage Amended Arrangement.

•
Decrease of $13.9 million related to charges associated with the settlement of our debt, from $19.2 million in the first quarter of fiscal 2023 to $5.3 million in the first quarter of fiscal 2024. In the first quarter of fiscal 2024 we recognized charges of $5.3 million, primarily in connection with the conversion of the Convertible Debentures (as described above under “Recent

Developments”) into Canopy Growth common shares at a conversion price of 92.5% of the volume-weighted average price of our common shares during the three consecutive trading days ending on the business day immediately prior to the date of conversion. These charges were partially offset by a gain recognized upon the second payment made in connection with the Paydown on April 17, 2023 (also as described above under “Recent Developments”), as we repaid $125.6 million (US$93.8 million) of the principal amount outstanding under the Credit Agreement at a discounted price of US$930 per US$1,000. Comparatively, in the first quarter of fiscal 2023, we recognized charges in the amount of $19.2 million in connection with the acquisition and cancellation, by Canopy Growth, of approximately $262.6 million of aggregate principal amount of Canopy Notes from the Noteholders for an aggregate purchase price of $260.0 million, which was paid in Canopy Growth common shares (the “2022 Exchange Transaction”). These charges primarily include: (i) the recognition of a derivative liability in connection with the incremental common shares that were potentially issuable as at June 30, 2022 at the volume-weighted average trading price of our common shares on the Nasdaq Global Select Market for the 10 consecutive trading days beginning on, and including, June 30, 2022, being US$2.6245, on the second tranche closing on July 18, 2022, pursuant to the exchange agreements entered into with the Noteholders (the “2022 Exchange Agreements”); partially offset by (ii) the release of amounts recorded in accumulated other comprehensive income in relation to the credit risk fair value adjustment associated with the portion of the Canopy Notes that were acquired and cancelled on June 30, 2022.

•
Change of $11.5 million related to non-cash fair value changes on our debt, from an expense amount of $9.6 million in the first quarter of fiscal 2023 to an income amount of $1.9 million in the first quarter of fiscal 2024. The year-over-year change, from an expense amount to an income amount, is primarily attributable to the difference between the principal amount of the CBI Note of $100.0 million and its estimated fair value on April 13, 2023, as measured using a discounted cash flow model, partially offset by non-cash fair value changes on the CBI Note from April 13, 2023 to June 30, 2023.

•
Decrease in non-cash income of $25.4 million related to fair value changes on the warrant derivative liability associated with the warrants held by CBI to acquire 38,454,444 common shares of Canopy Growth at a price of $76.68 per common share (the “Tranche B Warrants”), from an income amount of $25.4 million in the first quarter of fiscal 2023 to a fair value change of $nil in the first quarter of fiscal 2024. The fair value change of $nil in the first quarter of fiscal 2024 is the result of the fair value of the warrant derivative liability decreasing to $nil in the fourth quarter of fiscal 2023, and remaining at $nil in the first quarter of fiscal 2024 as our share price declined approximately 78% in the period. Comparatively, the income amount recognized in the first quarter of fiscal 2023 of $25.4 million, associated with a decrease in the fair value of the warrant derivative liability, was primarily attributable to a decrease of approximately 61% in our share price during the first quarter of fiscal 2023, further impacted by an increase in the risk-free interest rate and a shorter expected time to maturity of the Tranche B Warrants.

•
Decrease in non-cash income of $33.6 million related to fair value changes on acquisition related contingent consideration and other, from $40.4 million in the first quarter of fiscal 2023 to $6.8 million in the first quarter of fiscal 2024. These fair value changes relate primarily to the estimated deferred payments associated with our investment in Wana, with the fair value changes in both periods primarily associated with changes in expectations of future cash flows to be generated by Wana.

•
Decrease in non-cash income of $47.0 million related to the fair value changes on the liability arising from the Acreage Amended Arrangement, from an income amount of $47.0 million in the first quarter of fiscal 2023 to a fair value change of $nil in the first quarter of fiscal 2024. The fair value change of $nil associated with the Acreage financial instrument in the first quarter of fiscal 2024 is a result of the change, in the first quarter of fiscal 2023, from a liability amount to an asset amount recorded in other financial assets; in the first quarter of fiscal 2024, the fair value of the Acreage financial instrument increased, as explained above, and remained in an asset position. Comparatively, the income amount recognized in the first quarter of fiscal 2023, associated with a decrease in the liability arising from the Acreage Amended Arrangement to $nil, was primarily attributable to a decrease of approximately 61% in our share price in the first quarter of fiscal 2023, relative to a decrease of approximately 27% in Acreage’s share price during that same period. As a result, the probability-weighted expected return model used to determine the fair value of the liability arising from the Acreage Amended Arrangement at June 30, 2022 reflected a lower estimated value of the Canopy Growth common shares expected to be issued at the exchange ratio of 0.3048 upon a Triggering Event, relative to the estimated value of the Fixed Shares expected to be acquired at that time (changes in our share price have a more significant impact on the model relative to changes in Acreage’s share price); in the first quarter of fiscal 2023, this resulted in a change from a liability amount to an asset amount.

Income tax expense

Income tax expense in the first quarter of fiscal 2024 was $2.0 million, compared to income tax expense of $3.7 million in the first quarter of fiscal 2023. In the first quarter of fiscal 2024, income tax expense consisted of deferred income tax expense of $1.5 million (compared to an expense of $2.4 million in the first quarter of fiscal 2023) and current income tax expense of $0.5 million (compared to an expense of $1.3 million in the first quarter of fiscal 2023).

The decrease of $0.9 million in the deferred income tax expense is primarily a result of (i) a year-over-year decrease in the amount of settlements of the Canopy Notes; and (ii) a decrease in the change in deferred tax liabilities that arose in connection with the required revaluation of the accounting carrying value, but not the tax basis, of property, plant and equipment, intangible assets, and other financial assets.

The decrease of $0.8 million in current income tax expense arose primarily as a result of the reduction in the number of legal entities that generated income for tax purposes that could not be reduced by the group’s tax attributes.

Net Loss

The net loss in the first quarter of fiscal 2024 was $41.9 million, as compared to a net loss of $2.1 billion in the first quarter of fiscal 2023. The year-over-year decrease in the net loss is primarily attributable to: (i) the year-over-year decrease in asset impairment and restructuring costs, as in the first quarter of fiscal 2023 we recorded goodwill impairment losses of $1.7 billion; and (ii) the year-over-year change in other income (expense), net, of $297.1 million, from an expense amount to an income amount. These variances are described above.

Adjusted EBITDA (Non-GAAP Measure)

Our “Adjusted EBITDA” is a non-GAAP measure used by management that is not defined by U.S. GAAP and may not be comparable to similar measures presented by other companies. Management calculates Adjusted EBITDA as the reported net income (loss), adjusted to exclude income tax recovery (expense); other income (expense), net; loss on equity method investments; share-based compensation expense; depreciation and amortization expense; asset impairment and restructuring costs; restructuring costs recorded in cost of goods sold; and charges related to the flow-through of inventory step-up on business combinations, and further adjusted to remove acquisition, divestiture, and other costs. Asset impairments related to periodic changes to our supply chain processes are not excluded from Adjusted EBITDA given their occurrence through the normal course of core operational activities. Accordingly, management believes that Adjusted EBITDA provides meaningful and useful financial information, as this measure demonstrates the operating performance of businesses.

The following table presents Adjusted EBITDA for the three months ended June 30, 2023 and 2022:

	Three months ended June 30,
(in thousands of Canadian dollars)	2023	2022	$ Change	% Change
		(As Restated)
Net loss	$(41,861)	$(2,091,750)	$2,049,889	98%
Income tax expense	2,018	3,749	(1,731)	(46%)
Other (income) expense, net	(51,497)	245,578	(297,075)	(121%)
Share-based compensation	3,865	5,439	(1,574)	(29%)
Acquisition, divestiture, and other costs	8,904	4,193	4,711	112%
Depreciation and amortization[1]	18,576	21,851	(3,275)	(15%)
Asset impairment and restructuring costs	2,160	1,727,985	(1,725,825)	(100%)
Restructuring costs recorded in cost of goods sold	-	3,961	(3,961)	(100%)
Adjusted EBITDA	$(57,835)	$(78,994)	$21,159	27%

[1] From Consolidated Statements of Cash Flows.

The Adjusted EBITDA loss in the first quarter of fiscal 2024 was $57.8 million, as compared to an Adjusted EBITDA loss of $79.0 million in the first quarter of fiscal 2023. The year-over-year decrease in the Adjusted EBITDA loss is primarily attributable to the year-over-year increase in our gross margin, and the year-over-year decrease in our selling, general and administrative expenses. The decrease in the Adjusted EBITDA loss is partially offset by a decline in our gross margin and an increase in our advertising and promotional investments in BioSteel. These variances are described above.

Part 3 – Financial Liquidity and Capital Resources

The Interim Financial Statements have been prepared in accordance with generally accepted accounting principles on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As reflected in the Interim Financial Statements, we have certain material debt obligations coming due in the short-term, have suffered recurring losses from operations and require additional financing to fund our business and operations. If we are unable to raise additional capital, it is possible that we will be unable to meet certain of our financial obligations. As of June 30, 2023, we have

$259.6 million in required principal repayments under debt obligations to be settled in cash due within the next 12 months, and cash flow from operations was negative throughout fiscal 2023 and in the first quarter of fiscal 2024. As of June 30, 2023, we have cash and cash equivalents of $533.3 million and short-term investments of $37.8 million, which are predominantly invested in term deposits.

These matters, when considered in the aggregate raise substantial doubt about our ability to continue as a going concern for at least twelve months from the issuance of the Interim Financial Statements.

In view of these matters, continuation as a going concern is dependent upon our continued operations, which in turn is dependent upon our ability to meet our financial requirements and to raise additional capital, and the success of our future operations. The Interim Financial Statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we not continue as a going concern.

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

We have recently completed the following debt financings:

•
In March 2021, we entered into the Credit Agreement with the lenders party thereto and Wilmington Trust, National Association, as administrative agent and collateral agent for the lenders. The Credit Agreement provides for a five-year, first lien senior secured term loan in an aggregate principal amount of US$750.0 million (the "Credit Facility"). As described under "Recent Developments" above, pursuant to the balance sheet actions completed in connection with the Reorganization, on October 24, 2022, we entered into agreements with certain of our lenders to complete the Paydown, which resulted in us tendering US$187.5 million of the principal amount outstanding under the Credit Agreement. The first payment of approximately $117.5 million (US$87.9 million) was made on November 10, 2022 to reduce the principal indebtedness by approximately $126.3 million (US$94.4 million). The second payment of approximately $116.8 million (US$87.2 million) was made on April 17, 2023 to reduce principal indebtedness by approximately $125.6 million (US$93.8 million). We also agreed with our lenders to amend certain terms of the Credit Agreement, including, among other things: (i) reductions to the minimum liquidity covenant to US$100.0 million; (ii) certain changes to the application of net proceeds from asset sales; (iii) the establishment of a new committed delayed draw term credit facility in an aggregate principal amount of US$100.0 million; and (iv) the elimination of the additional US$500.0 million incremental term loan facility.

As described under "Recent Developments" above, on July 13, 2023, we entered into the Amended Credit Agreement with certain of our lenders, pursuant to which: (i) we and our lenders agreed to the July 2023 Paydown; and (ii) we agreed to direct certain proceeds from completed and or contemplated asset sales to reduce indebtedness under the Credit Facility and receive principal reductions at, in certain circumstances, $0.95 on the dollar toward such repayments. In addition, the Amended Credit Agreement, among other things, contemplates: (i) that the US$100,000 minimum liquidity covenant will cease to be operative concurrently with the July 2023 Paydown; and (ii) the removal of the prepayment premium. The July 2023 Paydown was made on July 21, 2023.

•
As described above under "Recent Developments," on February 21, 2023, we entered into the Convertible Debenture Agreement with an Institutional Investor pursuant to which the Institutional Investor purchased $135.2 million (US$100.0 million) aggregate principal amount of the Convertible Debentures in a registered direct offering. As of June 30, 2023, all conversions pursuant to the Convertible Debentures have been completed and the amount outstanding under the Convertible Debentures was $nil.

•
As described above under “Recent Developments,” on April 13, 2023, we entered into the April 2023 Exchange Agreement with Greenstar in order to acquire and cancel $100.0 million aggregate principal amount of our outstanding Canopy Notes. Pursuant to the April 2023 Exchange Agreement, we agreed to acquire and cancel $100.0 million aggregate principal amount of the Canopy Notes held by Greenstar in exchange for: (i) a cash payment to Greenstar in the amount of the unpaid and accrued interest owing under the Canopy Notes held by Greenstar; and (ii) the CBI Note (collectively, the "CBI Transaction").

As a result, Greenstar no longer holds any Canopy Notes. Following closing of the CBI Transaction and the creation of the Exchangeable Shares, we maintain our intention to negotiate an exchange with Greenstar to purchase the CBI Notes in exchange for Exchangeable Shares.

•
As described above under "Recent Developments," on June 29, 2023, we entered into the June 2023 Exchange Agreements with certain Noteholders in connection with the June 2023 Exchange Transaction to acquire and cancel $12.5 million aggregate principal amount of the Canopy Notes from such Noteholders in exchange for cash, including accrued and unpaid interest owing under the Canopy Notes, and the issuance of approximately 24.3 million Canopy Growth common shares.

•
As described above under "Recent Developments," on July 13, 2023, we entered into the Redemption Agreements with certain Noteholders, pursuant to which approximately $193 million aggregate principal amount of the Canopy Notes were redeemed on the applicable closing date for: (i) an aggregate cash payment of approximately $101 million; (ii) the issuance of approximately 90.4 million Canopy Growth common shares; and (iii) the issuance of approximately $40.4 million aggregate principal amount of Debentures. The initial closing of the Redemption occurred on July 14, 2023 and the final closing of the Redemption occurred on July 17, 2023. Following the Redemption, we settled the remaining aggregate principal amount owing under the outstanding Canopy Notes and, as of the maturity date, there are no Canopy Notes outstanding.

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

Cash Flows

The following table presents cash flows for the three months ended June 30, 2023 and 2022:

	Three months ended June 30,
(in thousands of Canadian dollars)	2023	2022	$ Change	% Change
Net cash (used in) provided by:
Operating activities	$(148,671)	$(140,515)	$(8,156)	(6%)
Investing activities	142,574	121,417	21,157	17%
Financing activities	(133,110)	(1,044)	(132,066)	(12,650%)
Effect of exchange rate changes on cash and cash equivalents	(4,534)	13,632	(18,166)	(133%)
Net decrease in cash and cash equivalents	(143,741)	(6,510)	(137,231)	(2,108%)
Cash and cash equivalents, beginning of period	677,007	776,005	(98,998)	(13%)
Cash and cash equivalents, end of period	$533,266	$769,495	$(236,229)	(31%)

Operating activities

Cash used in operating activities totaled $148.7 million in the first quarter of fiscal 2024, as compared to cash used of $140.5 million in the first quarter of fiscal 2023. The increase in the cash used in operating activities is primarily due to: (i) the year-over-year increase in our working capital spending, primarily due to the $36.4 million increase in amount receivables in the first quarter of fiscal 2024 compared to the fourth quarter of fiscal 2023 (this increase was primarily attributable to approximately $15.9 million of amounts due related to a facility sale and approximately $16.0 million related to increase in accounts receivable at BioSteel driven in part by higher revenue); and (ii) a cash payment we made of approximately $17.4 million during the first quarter of fiscal 2024 to settle a dispute arising from a previous termination of a certain service agreement. These factors were partially offset by the year-over-year improvement in our gross margin, and the reduction in selling, general and administrative expenses. These variances are described above.

Investing activities

The cash provided by investing activities totaled $142.6 million in the first quarter of fiscal 2024, as compared to cash provided of $121.4 million in the first quarter of fiscal 2023.

In the first quarter of fiscal 2024, purchases of property, plant and equipment were $2.0 million, primarily related to production equipment enhancements made at certain of our Canadian cultivation and production facilities, and at our Storz & Bickel facilities. Comparatively, in the first quarter of fiscal 2023, we invested $2.3 million in improvements at certain of our Canadian cultivation and production activities.

In the first quarter of fiscal 2024, our strategic investments in other financial assets were $0.5 million and related primarily to the Indiva Investment, as described under "Recent Developments" above. Comparatively, in the first quarter of fiscal 2023, our strategic investments in other financial assets were $29.2 million and related primarily to the upfront payment made as consideration for entering the Jetty Agreements.

Net redemptions of short-term investments in the first quarter of fiscal 2024 were $72.2 million, as compared to net redemptions of $154.0 million in the first quarter of fiscal 2023. The year-over-year decrease in the net redemptions reflects the continued redemption of our short-term investments, largely to fund operations and investing activities as described above. As at June 30, 2023, we had short-term investments remaining of $37.8 million.

Additional cash inflows during the first quarter of fiscal 2024 include proceeds of $83.3 million from the sale of property, plant and equipment, primarily in relation to facilities that have been recently sold in connection with the restructuring actions associated with our Canadian cannabis operations and transition to an asset-light model. Finally, other investing activities resulted in a cash outflow of $10.2 million in the first quarter of fiscal 2024, primarily related to completing the purchase of the remaining 45% of the common shares of Les Serres Vert Cannabis Inc., in connection with the restructuring actions related to our Canadian cannabis operations initiated in the fourth quarter of fiscal 2023.

Financing activities

The cash used in financing activities in the first quarter of fiscal 2024 was $133.1 million, as compared to cash used of $1.0 million in the first quarter of fiscal 2023. In the first quarter of fiscal 2024, we made repayments of long-term debt in the amount of $118.3 million. These repayments primarily related to the second payment made pursuant to the Paydown, which is described above in the context of our balance sheet deleveraging initiatives in the first quarter of fiscal 2024 (see "Recent Developments" above).

Other financing activities resulted in a cash outflow of $14.8 million, which related primarily to payments made in connection with terminating the finance lease for the cultivation facility in Mirabel, Quebec. This lease termination was associated with the restructuring actions related to our Canadian cannabis operations initiated in the fourth quarter of fiscal 2023.

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

The following table presents free cash flows for the three months ended June 30, 2023 and 2022:

	Three month ended June 30,
(in thousands of Canadian dollars)	2023	2022	$ Change	% Change
Net cash used in operating activities	$(148,671)	$(140,515)	$(8,156)	(6%)
Purchases of and deposits on property, plant and equipment	(2,008)	(2,293)	285	12%
Free cash flow[1]	$(150,679)	$(142,808)	$(7,871)	(6%)

Free cash flow in the first quarter of fiscal 2024 was an outflow of $150.7 million, as compared to an outflow of $142.8 million in the first quarter of fiscal 2023. The year-over-year increase in the free cash outflow primarily reflects the increase in cash used in operating activities, as described above.

Debt

Since our formation, we have financed our cash requirements primarily through the issuance of common shares of Canopy Growth, including the $5.1 billion investment by CBI in the third quarter of fiscal 2019, and debt. Total debt outstanding as of June 30, 2023 was $1.0 billion, a decrease from $1.3 billion as of March 31, 2023. The total principal amount owing, which excludes fair value adjustments related to the Canopy Notes, was $1.1 billion at June 30, 2023, a decrease from $1.3 billion at March 31, 2023.

These decreases were due to: (i) the repayment of $125.6 million (US$93.8 million) of the principal amount outstanding under the Credit Agreement as part of the Paydown, as described under "Recent Developments" above; (ii) the conversion, into Canopy Growth common shares, of the remaining amount outstanding under the Convertible Debentures of $93.2 million; and (iii) the June 2023 Exchange Transaction, which resulted in the acquisition and cancellation of $12.5 million of aggregate principal amount of the Canopy Notes from the Noteholders), partially offset by the issuance of the CBI Note in connection with the CBI Transaction.

Credit Facility

The Credit Agreement provides for the Credit Facility in the aggregate principal amount of US$750.0 million. The Credit Agreement also provided the ability to obtain up to an additional US$500.0 million of incremental senior secured debt pursuant to the Credit Agreement. On October 24, 2022, we entered into agreements with certain of our lenders party to the Credit Agreement to complete the Paydown, which resulted in us tendering US$187.5 million of the principal amount outstanding under the Credit Agreement. The first payment of approximately $117.5 million (US$87.9 million) was made on November 10, 2022 to reduce the principal indebtedness by approximately $126.3 million (US$94.4 million). The second payment of approximately $116.8 million (US$87.2 million) was made on April 17, 2023 to reduce principal indebtedness by approximately $125.6 million (US$93.8 million). We also agreed to certain amendments to the Credit Agreement including, among other things: (i) reductions to the minimum liquidity covenant to US$100.0 million; (ii) certain changes to the application of net proceeds from asset sales; (iii) the establishment of a new committed delayed draw term credit facility in an aggregate principal amount of US$100.0 million; and (iv) the elimination of the additional US$500.0 million incremental term loan facility.

As described under "Recent Developments" above, on July 13, 2023, we entered into the Amended Credit Agreement with certain of our lenders, pursuant to which: (i) we and our lenders agreed to the July 2023 Paydown; and (ii) we agreed to direct certain proceeds from completed and or contemplated asset sales to reduce indebtedness under the Credit Facility and receive principal reductions at, in certain circumstances, $0.95 on the dollar toward such repayments. In addition, the Amended Credit Agreement, among other things, contemplates: (i) that the US$100,000 minimum liquidity covenant will cease to be operative concurrently with the July 2023 Paydown; and (ii) the removal of the prepayment premium. The July 2023 Paydown was made on July 21, 2023.

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

Unsecured Senior Notes (the Canopy Notes)

In June 2018, we issued the Canopy Notes with an aggregate principal amount of $600.0 million. The Canopy Notes bear interest at a rate of 4.25% per annum, payable semi-annually on January 15th and July 15th of each year commencing January 15, 2019. The Canopy Notes mature on July 15, 2023. In June 2022, in connection with the 2022 Exchange Transaction, we entered into the 2022 Exchange Agreements with the Noteholders and agreed to acquire and cancel approximately $262.6 million of aggregate principal amount of the Canopy Notes from the Noteholders for an aggregate purchase price (excluding $5.4 million paid in cash to the Noteholders for accrued and unpaid interest) of $260.0 million which was paid in our common shares.

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

On April 13, 2013, we entered into the April 2023 Exchange Agreement with Greenstar in order to acquire and cancel $100.0 million aggregate principal amount of our outstanding Canopy Notes. Pursuant to the April 2023 Exchange Agreement, we agreed to acquire and cancel $100.0 million aggregate principal amount of the Canopy Notes held by Greenstar in exchange for: (i) a cash payment to Greenstar in the amount of the unpaid and accrued interest owing under the Canopy Notes held by Greenstar; and (ii) the CBI Note. As a result, Greenstar no longer holds any Canopy Notes.

On June 29, 2023, we entered into the June 2023 Exchange Agreements with certain Noteholders to acquire and cancel $12.5 million aggregate principal amount of the Canopy Notes from such Noteholders in exchange for cash, including accrued and unpaid interest owing under the Canopy Notes, and the issuance of approximately 24.3 million Canopy Growth common shares.

On July 13, 2023, we entered into the Redemption Agreements with certain Noteholders of our Canopy Notes, pursuant to which approximately $193 million aggregate principal amount of the Canopy Notes were redeemed on the applicable closing date for: (i) an aggregate cash payment of approximately $101 million; (ii) the issuance of approximately 90.4 million Canopy Growth common shares; and (iii) the issuance of approximately $40.4 million aggregate principal amount of Debentures. The Debentures will mature on January 15, 2024 unless earlier converted in accordance with the terms of a debenture indenture dated July 14, 2023 between us and Odyssey Trust Company, as trustee. The Debentures are convertible into Debenture Shares at the option of the holder at any time or times following the Shareholder Approval, at a conversion price equal to $0.55, subject to adjustment in certain events. The initial closing of the Redemption occurred on July 14, 2023 and the final closing of the Redemption occurred on July 17, 2023.

Following the Redemption, we settled the remaining aggregate principal amount owing under the outstanding Canopy Notes and, as of the maturity date, there are no Canopy Notes outstanding.

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

Convertible Debentures

On February 21, 2023, we entered into the Convertible Debenture Agreement with an Institutional Investor pursuant to which the Institutional Investor purchased $135.2 million (US$100.0 million) aggregate principal amount of Convertible Debentures in a registered direct offering. The Convertible Debentures were convertible into our common shares at the option of the Institutional Investor at any time or times prior to the maturity date of February 28, 2028, at a conversion price equal to 92.5% of the volume-weighted average price of our common shares during the three consecutive trading days ending on the business day immediately prior to the date of conversion. No cash payment or any other property of Canopy Growth was made by us to the Institutional Investor in connection with, or as a result of, the issuance, conversion or repayment of the Convertible Debentures.

In the first quarter of fiscal 2024, $93.2 million in aggregate principal amount of the Convertible Debentures was converted for approximately 84.5 million Canopy Growth common shares. As of June 30, 2023, all conversions pursuant to the Convertible Debentures have been completed and the amount outstanding under the Convertible Debentures was $nil.

Contractual Obligations and Commitments

Other than changes to our Canopy Notes pursuant to the June 2023 Exchange Transactions and certain agreements entered into in connection with the Reorganization, as described above under “Recent Developments”, there have been no material changes to our contractual obligations and commitments from the information provided in the MD&A section in our Annual Report.

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

Impairment of goodwill

We do not believe that an event occurred or circumstances changed during the first quarter of fiscal 2024 that would, more likely than not, reduce the fair value of the Storz & Bickel reporting unit below its carrying value. Therefore, we concluded that the quantitative goodwill impairment assessment was not required for the Storz & Bickel reporting unit at June 30, 2023. The carrying value of goodwill associated with the Storz & Bickel reporting unit was $84,385 at June 30, 2023.

We are required to perform our next annual goodwill impairment analysis on March 31, 2024, or earlier should there be an event that occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

A hypothetical 10% change in the U.S. dollar against the Canadian dollar compared to the exchange rate at June 30, 2023, would affect the carrying value of net assets by approximately $14.6 million, with a corresponding impact to the foreign currency translation account within accumulated other comprehensive income (loss). A hypothetical 10% change in the euro against the Canadian dollar compared to the exchange rate at June 30, 2023, would affect the carrying value of net assets by approximately $24.8 million, with a corresponding impact to the foreign currency translation account within accumulated other comprehensive income (loss).

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

Interest rate risk

Our cash equivalents and short-term investments are held in both fixed-rate and adjustable-rate securities. Investments in fixed-rate instruments carry a degree of interest rate risk. The fair value of fixed-rate securities may be adversely impacted due to a rise in interest rates. Additionally, a falling-rate environment creates reinvestment risk because as securities mature, the proceeds are reinvested at a lower rate, generating less interest income. As at June 30, 2023, our cash and cash equivalents, and short-term investments consisted of $110 million in interest rate sensitive instruments (March 31, 2023 – $0.3 billion).

Our financial liabilities consist of long-term fixed rate debt and floating-rate debt. Fluctuations in interest rates could impact our cash flows, primarily with respect to the interest payable on floating-rate debt.

	Aggregate Notional Value		Fair Value		Decrease in Fair Value - Hypothetical 1% Rate Increase
	June 30, 2023	March 31, 2023	June 30, 2023	March 31, 2023	June 30, 2023	March 31, 2023
Unsecured senior notes	$224,880	$337,380	$218,149	$331,250	$(22)	$(1,552)
Promissory note	100,000	-	83,902	-	(1,063)	-
Fixed interest rate debt	42,208	135,573	N/A	N/A	N/A	N/A
Variable interest rate debt	700,775	840,058	N/A	N/A	N/A	N/A

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

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective as of such date due to the material weaknesses in our internal control over financial reporting that were disclosed in Item 9A of the Annual Report.

Previously Reported Material Weaknesses

As previously disclosed in Item 9A of the Annual Report, we previously identified material weaknesses in our internal control over financial reporting relating to:

•
The accounting for sales recorded by the BioSteel segment, which resulted in material misstatements relating to revenue and trade receivables, particularly with respect to the timing and amount of revenue recognition. Specifically, we did not design and maintain effective controls to sufficiently assess the timing, amount, and appropriateness of revenue recognition. This included a lack of segregation of duties in the review of customer orders, inadequate controls over the review and approval of sales returns, and inadequate controls relating to revenue recognition policies and procedures. This also contributed to the failure to impair goodwill related to the BioSteel reporting unit on a timely basis as changes in the performance of BioSteel were not identified in a timely manner, and the failure to accurately record the redeemable noncontrolling interest; and
•
Information technology ("IT") general control deficiencies that aggregated to a material weakness. These deficiencies specifically related to: (i) logical access management, including untimely periodic access review, access provisioning and modification, removal of user access and change management controls with respect to a payroll system implemented during the year; and (ii) untimely and inconsistent monitoring and oversight of third-party service organizations. Although we have identified no instances of any adverse effects due to these deficiencies, business processes that depend on the affected information systems or that depend on data from the affected information systems, could be adversely impacted.

Status of Remediation of Material Weaknesses in Internal Control over Financial Reporting

Management has developed and is executing a remediation plan to address the previously disclosed material weaknesses. We are actively engaged in the remediation of each of the outstanding material weaknesses for which we are implementing process and control improvements as follows:

BioSteel business-to-business sales

•
A Corporate Revenue Recognition Policy was developed and adopted, and management is in the process of implementing and training our employees on the revised procedures.
•
A substantive review of all business-to-business customers contracts to align with the Corporate Revenue Recognition Policy.
•
A revised BioSteel Delegation of Authority Policy, centralizing the approval and execution of all agreements with the Chief Executive Officer of BioSteel.
•
Manual review procedures were implemented for the period ended June 30, 2023 to ensure that transactions are reviewed for appropriate supporting documentation, including enhanced cut-off testing for sales recorded in the 10-days prior to month-end.
•
Management has engaged a new system consultant to assist with enhancing systems controls over sales orders approvals and segregation of duties.

•
Implemented revised approval procedures for business-to-business customers credit notes and credit limits have been improved to ensure proper level of approvals are obtained and sufficient supporting documentation is maintained.
•
Changes to the collection process were implemented to improve collection of overdue amounts.
•
Implemented certain management changes and personnel actions.

IT General Controls

•
Management is currently performing a review of all in-scope systems for privileged user access for the period ended June 30, 2023.
•
Management conducted a review of the tools and improved the process relied upon to ensure users terminations or transfers are timely updated in systems.
•
Management improved the access approval requirements to ensure all access requests are properly approved and documented prior to granting/modifying user access.
•
Management has added a dedicated resource to support and perform key IT general controls, including privileged access review and review of third-party service organization control reports to assess their impact in relation to the control environment. Additionally, training on third-party service organization control reports review was delivered to relevant control owners.
•
Management has improved the retention of evidence for testing and approval of changes occurred for the period ended June 30, 2023.

To remediate the existing material weaknesses, additional time is required to demonstrate the effectiveness of the remediation efforts. The material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting, which may necessitate further action. Remediation actions are subject to ongoing senior management review as well as oversight by the Audit Committee of the Board.

Changes in Internal Control over Financial Reporting.

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting as described above. Except as discussed above, there were no changes in our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Between May 2023 and July 2023, three putative class proceedings were commenced against the Company in the United States:

•
On May 23, 2023, an ostensible shareholder commenced a putative class action (Turpel v. Canopy Growth Corporation, et al., Case No. 1:23-cv-043022) against the Company and two of its officers in the U.S. District Court for the Southern District of New York on behalf of persons and entities that purchased or otherwise acquired our securities between May 31, 2022 and May 10, 2023.
•
On June, 21, 2023, an ostensible shareholder commenced a putative class action (Kantner v. Canopy Growth Corporation, et al., Case No. 1:23-cv-04905) against the Company and two current officers and one former officer in the U.S. District Court for the Central District of California on behalf of persons and entities that purchased or otherwise acquired our securities between June 1, 2021 and May 10, 2023. On July 20, 2023, the Kantner action was transferred to the U.S. District Court for the Southern District of New York as related to the Turpel case.
•
On July 9, 2023, an ostensible shareholder pro se commenced a putative class action (Allen v. Canopy Growth Corporation, et al., Case No. 1:23-cv-05891) against the Company and two of its officers in the U.S. District Court for the Southern District of New York on behalf of persons and entities that purchased or otherwise acquired our securities between May 31, 2022 and May 10, 2023.

Each of those putative class proceedings alleges that the Company violated U.S. federal securities laws by allegedly making false or misleading statements and omissions regarding the BioSteel business unit, the Company’s internal controls over accounting and financial reporting, and the Company’s business, operations, and prospects. Each proceeding seeks an unspecified amount of damages, interest, legal fees and costs, and other relief. The Company denies the alleged misconduct and liability for all claims asserted, believes that the defendants have meritorious defenses to the lawsuits, and expects to vigorously defend the claims, although the Company cannot predict when or how they will be resolved or estimate what the potential loss or range of loss would be, if any. The U.S. District Court for the Southern District of New York is expected to consolidate the putative class proceedings and appoint a lead plaintiff and lead counsel to lead a single consolidated proceeding.

Between May 2023 and July 2023, three putative class proceedings were commenced against the Company in the Ontario Superior Court of Justice:

•
On May 26, 2023, an ostensible shareholder commenced a putative class action (Twidale v. Canopy Growth Corporation et al., Court File No. CV-23-00700135-00CP) against the Company and eight of its directors and/or officers on behalf of a putative class of all persons and entities that acquired the Company’s securities between May 31, 2022 and June 22, 2023.
•
On June 27, 2023, an ostensible shareholder commenced a putative class action (Dziedziejko v. Canopy Growth Corporation et al., Court File No. CV-23-00701769-00CP) against the Company and two of its officers on behalf of a putative class of all persons or entities who acquired Canopy’s securities in the secondary market between August 6, 2021 to June 22, 2023 and held some or all of those securities until the close of trading on May 10, 2023 or June 22, 2023.
•
On July 6, 2023, an ostensible shareholder commenced a putative class action (Leonard v. Canopy Growth Corporation et al., Court File No. CV-23-00702281-00CP) against the Company and eight of its directors and/or officers on behalf of a putative class of all persons or entities who acquired Canopy securities between May 31, 2022 and June 22, 2023.

Each of those putative class proceedings alleges that the Company’s disclosures contained misrepresentations within the meaning of the Securities Act (Ontario), that certain directors and/or officers authorized, permitted, or acquiesced in the release of the impugned disclosures, and that all of the defendants are liable for damages to the putative class. Each proceeding seeks an unspecified amount of damages, interest, legal fees, and the costs of administering a plan of distribution of the recovery. The Company denies the alleged misconduct and liability for all claims asserted, believes that the defendants have meritorious defenses to the lawsuits, and expects to vigorously defend the claims, although the Company cannot predict when or how they will be resolved or estimate what the potential loss or range of loss would be, if any. The Ontario Superior Court of Justice is expected to hear a carriage motion to determine which of these three actions will be permitted to proceed to a class certification hearing.

On June 15, 2023, an ostensible shareholder commenced a putative class action (Asmaro v. Canopy Growth Corporation et al., Court File No. VLC-S-S-234351) against the Company and two of its officers in the Supreme Court of British Columbia on behalf of a putative class of all persons and entities who purchased or otherwise acquired securities of the Company between August 6, 2021 and May 10, 2023. The lawsuit alleges that the Company’s disclosures contained misrepresentations within the meaning of the Securities Act (British Columbia), that certain officers authorized, permitted, or acquiesced in the release of the impugned disclosures, and that all of the defendants are liable for damages to the putative class. The plaintiff seeks an unspecified amount of damages. The Company denies the alleged misconduct and liability for all claims asserted, believes that the defendants have meritorious defenses to the lawsuit, and expects to vigorously defend the claims, although the Company cannot predict when or how it will be resolved or estimate what the potential loss or range of loss would be, if any.

In May 2023, in connection with the Company’s internal review of the financial reporting matters related to BioSteel, as previously disclosed in the Annual Report (the “BioSteel Review”), the Company voluntarily self-reported to the SEC that the timing and amount of revenue recognition in the BioSteel segment were under review. As a result of self-reporting the BioSteel Review, the Company is the subject of an ongoing investigation by the SEC. Although the Company is fully cooperating with the SEC and continues to voluntarily respond to requests in connection with this matter, it cannot predict when such matters will be completed or the outcome and potential impact. Any remedial measures, sanctions, fines or penalties, including, but not limited to, financial penalties and awards, injunctive relief and compliance conditions, imposed on the Company in connection with this matter could have a material adverse impact on our business, financial condition and results of operations. See “Risk Factors—Risks Relating to the Restatement of the Prior Financial Statements—As a result of self-reporting the BioSteel Review, the Company is the subject of an investigation by the SEC and an ongoing informal inquiry by regulatory authorities in Canada, and it cannot predict the timing of developments, and any adverse outcome of these continuing matters could have a material adverse effect on the Company” under Item 1A of the Annual Report.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently a party to any other legal proceedings other than described above, the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition, results of operations or prospects. Please refer to “Risk Factors” under Item 1A of the Annual Report for further discussion.

Item 1A. Risk Factors.

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A in the Annual Report. There have been no material changes to the risk factors previously disclosed in Part I, Item 1A in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2023, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(c) of Regulation S-K.

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

4.1	Promissory Note, dated April 14, 2023 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on April 14, 2023).

10.1

Exchange Agreement, dated as of April 13, 2023, by and between Canopy Growth Corporation and Greenstar Canada Investment Limited Partnership and Canopy Growth Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 14, 2023).

10.2*	Amended and Restated Protection Agreement, dated as of May 19, 2023, by and among Canopy USA, LLC, 11065220 Canada Inc. and Canopy Growth Corporation.

10.3*	Amended and Restated Limited Liability Company Agreement of Canopy USA, LLC.

10.4

Second Amendment to Arrangement Agreement, dated May 31, 2023, by and among Canopy Growth Corporation, Canopy USA, LLC and Acreage Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on June 2, 2023).

10.5

Form of Exchange Agreement, dated June 29, 2023, by and between Canopy Growth Corporation and the investor signatory thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on July 3, 2023).

10.6

Form of Redemption Agreement, dated July 13, 2023, by and between Canopy Growth Corporation and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on July 14, 2023).

10.7

Indenture, dated July 14, 2023, between Canopy Growth Corporation and Odyssey Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on July 14, 2023).

10.8+

Amendment No. 2 to Credit Agreement, dated as of July 13, 2023, between Canopy Growth Corporation, 11065220 Canada Inc., the lenders party thereto and Wilmington Trust, National Association (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the SEC on July 14, 2023).

10.9

Voting Support Agreement, dated July 13, 2023, between Canopy Growth Corporation, Greenstar Canada Investment Limited Partnership and CBG Holdings LLC (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed with the SEC on July 14, 2023).

10.10*+	Share Purchase Agreement, dated May 19, 2023, by and among Canopy USA, LLC and Huneeus 2017 Irrevocable Trust.

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

+ Portions of this exhibit are redacted pursuant to Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANOPY GROWTH CORPORATION

Date: August 9, 2023	By:	/s/ David Klein
David Klein
Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2023	By:	/s/ Judy Hong
Judy Hong
Chief Financial Officer (Principal Financial Officer)