Form 10-Q
period 2023-09-30
Canopy Growth Corp
filed 2023-11-09
CIK 1737927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 7, 2023, there were 829,083,667 common shares of the registrant issued and outstanding.

Unless otherwise noted or the context indicates otherwise, references in this Quarterly Report on Form 10-Q (“Quarterly Report”) to the “Company,” “Canopy Growth,” “we,” “us” and “our” refer to Canopy Growth Corporation and its direct and indirect wholly-owned subsidiaries; the term “cannabis” means the plant of any species or subspecies of genus Cannabis and any part of that plant, including all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers; and the term “U.S. hemp” has the meaning given to the term “hemp” in the U.S. Agricultural Improvement Act of 2018 (the “2018 Farm Bill”), including hemp-derived cannabidiol (“CBD”).

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

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(in thousands of Canadian dollars, except number of shares and per share data, unaudited)

	September 30, 2023	March 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$240,376	$667,693
Short-term investments	30,000	105,526
Restricted short-term investments	7,990	11,765
Amounts receivable, net	68,856	68,459
Inventory	87,470	83,230
Assets of discontinued operations	35,541	116,291
Prepaid expenses and other assets	23,462	24,290
Total current assets	493,695	1,077,254
Other financial assets	556,355	568,292
Property, plant and equipment	346,227	471,271
Intangible assets	148,765	160,750
Goodwill	83,858	85,563
Noncurrent assets of discontinued operations	20,366	56,569
Other assets	18,958	19,996
Total assets	$1,668,224	$2,439,695

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,724	$31,835
Other accrued expenses and liabilities	51,668	53,743
Current portion of long-term debt and convertible debentures	49,964	556,890
Liabilities of discontinued operations	18,627	67,624
Other liabilities	53,269	93,750
Total current liabilities	196,252	803,842
Long-term debt	631,228	749,991
Noncurrent liabilities of discontinued operations	1,962	3,417
Other liabilities	89,318	122,423
Total liabilities	918,760	1,679,673
Commitments and contingencies
Canopy Growth Corporation shareholders' equity:
Common shares - $nil par value; Authorized - unlimited number of shares; Issued - 829,083,667 shares and 517,305,551 shares, respectively	8,219,846	7,938,571
Additional paid-in capital	2,575,174	2,506,485
Accumulated other comprehensive loss	(24,799)	(13,860)
Deficit	(10,020,896)	(9,672,761)
Total Canopy Growth Corporation shareholders' equity	749,325	758,435
Noncontrolling interests	139	1,587
Total shareholders' equity	749,464	760,022
Total liabilities and shareholders' equity	$1,668,224	$2,439,695

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

(in thousands of Canadian dollars, except number of shares and per share data, unaudited)

	Three months ended September 30,		Six months ended September 30,
	2023	2022	2023	2022
		(As Restated)		(As Restated)
Revenue	$82,076	$100,437	$170,720	$205,411
Excise taxes	12,481	12,496	24,867	25,243
Net revenue	69,595	87,941	145,853	180,168
Cost of goods sold	46,169	88,552	108,665	184,604
Gross margin	23,426	(611)	37,188	(4,436)
Operating expenses
Selling, general and administrative expenses	57,611	95,020	120,374	181,821
Share-based compensation	2,717	9,573	6,434	14,838
(Gain)/loss on asset impairment and restructuring	(29,895)	43,968	(27,961)	1,771,953
Total operating expenses	30,433	148,561	98,847	1,968,612
Operating loss from continuing operations	(7,007)	(149,172)	(61,659)	(1,973,048)
Other income (expense), net	(128,334)	(39,074)	(82,233)	(280,584)
Loss from continuing operations before income taxes	(135,341)	(188,246)	(143,892)	(2,253,632)
Income tax expense	(12,821)	(8,220)	(14,839)	(11,969)
Net loss from continuing operations	(148,162)	(196,466)	(158,731)	(2,265,601)
Discontinued operations, net of tax	(176,638)	(109,345)	(207,930)	(131,960)
Net loss	(324,800)	(305,811)	(366,661)	(2,397,561)
Net loss from continuing operations attributable to noncontrolling interests and redeemable noncontrolling interest	-	(1,289)	-	(794)
Discontinued operations attributable to noncontrolling interests and redeemable noncontrolling interest	(14,786)	(12,352)	(18,526)	(18,154)
Net loss attributable to Canopy Growth Corporation	$(310,014)	$(292,170)	$(348,135)	$(2,378,613)

Basic and diluted loss per share
Continuing operations	$(0.21)	$(0.41)	$(0.25)	$(5.21)
Discontinued operations	(0.22)	(0.21)	(0.30)	(0.26)
Basic and diluted loss per share	$(0.43)	$(0.62)	$(0.55)	$(5.47)
Basic and diluted weighted average common shares outstanding	716,294,433	471,592,150	633,830,000	435,229,653

Comprehensive income (loss):
Net loss from continuing operations	$(148,162)	$(196,466)	$(158,731)	$(2,265,601)
Other comprehensive income (loss), net of income tax
Fair value changes of own credit risk of financial liabilities	(26,648)	1,249	(12,470)	28,309
Foreign currency translation	(2,369)	9,015	(9,529)	9,773
Total other comprehensive income (loss), net of income tax	(29,017)	10,264	(21,999)	38,082
Comprehensive loss from continuing operations	(177,179)	(186,202)	(180,730)	(2,227,519)
Comprehensive loss from discontinued operations	(176,638)	(109,345)	(207,930)	(131,960)
Comprehensive loss	(353,817)	(295,547)	(388,660)	(2,359,479)
Comprehensive loss from continuing operations attributable to noncontrolling interests and redeemable noncontrolling interest	-	(1,289)	-	(794)
Comprehensive loss from discontinued operations attributable to noncontrolling interests and redeemable noncontrolling interest	(14,786)	(12,352)	(18,526)	(18,154)
Comprehensive loss attributable to Canopy Growth Corporation	$(339,031)	$(281,906)	$(370,134)	$(2,340,531)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of Canadian dollars, unaudited)

		Additional paid-in capital				Accumulated
	Common shares	Share-based reserve	Warrants	Ownership changes	Redeemable noncontrolling interest	other comprehensive income (loss)	Deficit	Noncontrolling interests	Total
Balance at March 31, 2023	$7,938,571	$498,150	$2,581,788	$(521,961)	$(51,492)	$(13,860)	$(9,672,761)	$1,587	$760,022
Private Placement, net of issuance costs	12,836	9,820	8,977	-	-	-	-	-	31,633
Other issuances of common shares and warrants	253,023	(80)	-	-	-	11,060	-	-	264,003
Exercise of Previous Equity Incentive Plan stock options	165	(165)	-	-	-	-	-	-	-
Share-based compensation	-	6,434	-	-	-	-	-	-	6,434
Issuance and vesting of restricted share units and performance share units	6,801	(6,801)	-	-	-	-	-	-	-
Changes in redeemable noncontrolling interest	-	-	-	-	(18,526)	-	-	18,526	-
Ownership changes relating to noncontrolling interests, net	-	-	-	-	70,018	-	-	(1,436)	68,582
Redemption of redeemable noncontrolling interest	8,450	-	-	(988)	-	-	-	(12)	7,450
Comprehensive income (loss)	-	-	-	-	-	(21,999)	(348,135)	(18,526)	(388,660)
Balance at September 30, 2023	$8,219,846	$507,358	$2,590,765	$(522,949)	$-	$(24,799)	$(10,020,896)	$139	$749,464

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of Canadian dollars, unaudited)

		Additional paid-in capital				Accumulated
	Common shares	Share-based reserve	Warrants	Ownership changes	Redeemable noncontrolling interest	other comprehensive income (loss)	Deficit	Noncontrolling interests	Total
Balance at March 31, 2022 (As Restated)	$7,482,809	$492,041	$2,581,788	$(509,723)	$(42,860)	$(42,282)	$(6,378,199)	$4,341	$3,587,915
Cumulative effect from adoption of ASU 2020-06	-	4,452	-	-	-	-	(729)	-	3,723
Other issuances of common shares and warrants	60,222	(353)	-	-	-	-	-	-	59,869
Exercise of Previous Equity Incentive Plan stock options	1,506	(1,236)	-	-	-	-	-	-	270
Share-based compensation	-	14,838	-	-	-	-	-	-	14,838
Issuance and vesting of restricted share units	8,287	(8,287)	-	-	-	-	-	-	-
Changes in redeemable noncontrolling interest	-	-	-	4,723	2,720	-	-	17,104	24,547
Ownership changes relating to noncontrolling interests, net	-	-	-	-	-	-	-	459	459
Redemption of redeemable noncontrolling interest	-	-	-	-	-	-	(15,675)	-	(15,675)
Settlement of unsecured senior notes	265,265	-	-	-	-	(29,507)	-	-	235,758
Comprehensive income (loss)	-	-	-	-	-	38,082	(2,378,613)	(18,948)	(2,359,479)
Balance at September 30, 2022 (As Restated)	$7,818,089	$501,455	$2,581,788	$(505,000)	$(40,140)	$(33,707)	$(8,773,216)	$2,956	$1,552,225

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of Canadian dollars, unaudited)

	Six months ended September 30,
	2023	2022
		(As Restated)
Cash flows from operating activities:
Net loss	$(366,661)	$(2,397,561)
Loss from discontinued operations, net of tax	(207,930)	(131,960)
Net loss from continuing operations	(158,731)	(2,265,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	16,568	29,554
Amortization of intangible assets	13,073	11,870
Share-based compensation	6,434	14,838
(Gain)/loss on asset impairment and restructuring	(25,986)	1,783,784
Income tax expense	14,839	11,969
Non-cash fair value adjustments and charges related to settlement of unsecured senior notes	44,438	231,704
Change in operating assets and liabilities, net of effects from purchases of businesses:
Amounts receivable	(12,903)	12,100
Inventory	(4,240)	2,393
Prepaid expenses and other assets	(250)	(11,259)
Accounts payable and accrued liabilities	(13,038)	(13,447)
Other, including non-cash foreign currency	(52,817)	(29,640)
Net cash used in operating activities - continuing operations	(172,613)	(221,735)
Net cash used in operating activities - discontinued operations	(54,709)	(52,180)
Net cash used in operating activities	(227,322)	(273,915)
Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(2,636)	(4,308)
Purchases of intangible assets	(803)	(938)
Proceeds on sale of property, plant and equipment	152,417	10,784
Redemption of short-term investments	81,015	211,092
Net cash proceeds on sale of subsidiaries	-	12,432
Investment in other financial assets	(472)	(29,205)
Other investing activities	(9,682)	7,143
Net cash provided by investing activities - operating activities	219,839	207,000
Net cash used in investing activities - discontinued operations	(17,122)	-
Net cash provided by investing activities	202,717	207,000
Cash flows from financing activities:
Proceeds from issuance of common shares and warrants	33,795	856
Proceeds from exercise of stock options	-	270
Repayment of long-term debt	(415,185)	(423)
Other financing activities	(25,908)	(13,116)
Net cash used in financing activities	(407,298)	(12,413)
Effect of exchange rate changes on cash and cash equivalents	(2,129)	50,042
Net decrease in cash and cash equivalents	(434,032)	(29,286)
Cash and cash equivalents, beginning of period[1]	677,007	776,005
Cash and cash equivalents, end of period[2]	$242,975	$746,719

1 Includes cash of our discontinued operations of $9,314 and $13,610 for March 31, 2023 and 2022, respectively.

2 Includes cash of our discontinued operations of $2,599 and $4,864 for September 30, 2023 and 2022, respectively.

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of Canadian dollars, unaudited)

	Six months ended September 30,
	2023	2022
Supplemental disclosure of cash flow information
Cash received during the period:
Income taxes	$3,344	$4,709
Interest	$11,285	$13,092
Cash paid during the period:
Income taxes	$1,290	$665
Interest	$58,881	$66,927
Noncash investing and financing activities
Additions to property, plant and equipment	$199	$211

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

The principal activities of the Company are the production, distribution and sale of a diverse range of cannabis and cannabinoid-based products for both adult-use and medical purposes under a portfolio of distinct brands in Canada pursuant to the Cannabis Act, SC 2018, c 16 (the "Cannabis Act"), which came into effect on October 17, 2018 and regulates both the medical and adult-use cannabis markets in Canada. The Company has also expanded to jurisdictions outside of Canada where cannabis and/or hemp is federally lawful, permissible and regulated, and the Company, through its subsidiaries, operates in the United States, Germany, and certain other global markets. Additionally, the Company produces, distributes and sells a range of other consumer products globally, including vaporizers; beauty, skincare, wellness and sleep products.

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

The Company's management cannot provide assurances that the Company will be successful in accomplishing any of its proposed financing plans. Management also cannot provide any assurance as to unforeseen circumstances that could occur within the next twelve months or, if the Company raises capital, thereafter, which could increase the Company’s need to raise additional capital on an immediate basis, which capital may not be available to the Company.

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

Amendments to Canopy USA Structure

Following the creation of Canopy USA, the Nasdaq Stock Market LLC ("Nasdaq") communicated its position to the Company stating that companies that consolidate “the assets and revenues generated from activities in violation under federal law cannot continue to list on Nasdaq”. Since the Company is committed to compliance with the listing requirements of the Nasdaq, the Company and Canopy USA effectuated certain changes to the initial structure of the Company’s interest in Canopy USA that were believed to facilitate the deconsolidation of the financial results of Canopy USA within the Company’s financial statements. These changes included, among other things, modifying the terms of the Protection Agreement between the Company, its wholly-owned subsidiary and Canopy USA as well as the terms of Canopy USA’s limited liability company agreement and amending the terms of certain agreements with third-party investors in Canopy USA to eliminate any rights to guaranteed returns (collectively, the “Reorganization Amendments”).

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

On November 3, 2023, the Company received a letter from the staff of the SEC (the “Staff”) in which the Staff indicated that, despite the Reorganization Amendments, it would object to the deconsolidation of Canopy USA once Canopy USA acquires Wana, Jetty or the Fixed Shares of Acreage. The Company is currently assessing additional structural amendments to Canopy USA that would facilitate the deconsolidation of Canopy USA from the financial results of Canopy Growth, and intends to maintain active discussions with the Staff on such changes.

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

As of September 30, 2023, a third party investor owned all of the issued and outstanding Class A shares of Canopy USA (the “Canopy USA Common Shares”) and a wholly-owned subsidiary of the Company holds Non-Voting Shares in the capital of Canopy USA, representing approximately more than 99% of the issued and outstanding shares in Canopy USA on an as-converted basis.

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

In addition to shareholder and court approvals, the Floating Share Arrangement is subject to approval of the Amendment Proposal (as defined below) and applicable regulatory approvals including, but not limited to, Toronto Stock Exchange (“TSX”) approval and the satisfaction of certain other closing conditions customary in transactions of this nature. The Floating Share Arrangement received the requisite approval from the holders of Floating Shares at the special meeting of Acreage shareholders held on March 15, 2023 and on March 20, 2023 Acreage obtained a final order from the Supreme Court of British Columbia approving the Floating Share Arrangement. On March 17, 2023, the Floating Share Arrangement Agreement was amended to extend the Exercise Outside Date (as defined in the Floating Share Arrangement Agreement) from March 31, 2023 to May 31, 2023; on May 31, 2023 the Floating Share Arrangement Agreement was further amended to extend the Exercise Outside Date to August 31, 2023; on August 31, 2023, the Floating Share Arrangement Agreement was amended a third time to extend the Exercise Outside Date to October 31, 2023; and on October 31, 2023, the parties entered into a fourth amendment to the Floating Share Arrangement Agreement to extend the Exercise Outside Date to December 31, 2023. The completion of the Floating Share Arrangement is subject to satisfaction or, if permitted, waiver of certain closing conditions, including, among others, approval of the Amendment Proposal on or prior to the Exercise Outside Date.

It is intended that Canopy Growth’s existing option to acquire the Fixed Shares on the basis of 0.3048 of a Company common share per Fixed Share will be exercised after the Meeting in accordance with the terms of the arrangement agreement dated April 18, 2019, as amended on May 15, 2019, September 23, 2020 and November 17, 2020 (the “Existing Acreage Arrangement Agreement”). Canopy Growth will not hold any Fixed Shares or Floating Shares. Completion of the acquisition of the Fixed Shares following exercise of the Acreage Option is subject to the satisfaction of certain conditions set forth in the Existing Acreage Arrangement Agreement. The acquisition of the Floating Shares pursuant to the Floating Share Arrangement is anticipated to occur immediately prior to the acquisition of the Fixed Shares pursuant to the Existing Acreage Arrangement Agreement such that 100% of the issued and outstanding shares of Acreage will be owned by Canopy USA on closing of the acquisition of both the Fixed Shares and the Floating Shares.

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

4. BIOSTEEL

On September 14, 2023, following a review of the strategic options for the BioSteel business unit, Canopy Growth ceased funding the operations of BioSteel Sports Nutrition Inc. ("BioSteel Canada") and commenced proceedings (the "CCAA Proceedings") under the Companies' Creditors Arrangement Act (the "CCAA") in the Ontario Superior Court of Justice (Commercial List) (the "CCAA Court") and sought and obtained recognition of that proceeding under Chapter 15 of the United States Bankruptcy Code. To assist with the sale process, the Court approved the appointment of a monitor.

As a result of the CCAA Proceedings, the most relevant activity of BioSteel Canada became the liquidation and sale of assets. Management concluded that Canopy Growth ceased to have the power to direct the relevant activity of BioSteel Canada because the liquidation and sale transactions required approval from the CCAA Court. Thus, Canopy Growth no longer has a controlling interest in BioSteel Canada and has deconsolidated the entity effective September 14, 2023. The deconsolidation of BioSteel Canada and related impairment charges are classified under losses from discontinued operations.

The strategic decisions made encompassed all operations of the BioSteel business unit, including those of BioSteel Canada. For this reason, the BioSteel segment results for all periods prior to the September 14, 2023 deconsolidation of BioSteel Canada, including costs to exit, are classified as discontinued operations.

	Three months ended		Six months ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
		(As Restated)		(As Restated)
Net revenue	$23,970	$17,477	$56,438	$31,170
Cost of goods sold	103,432	24,821	143,725	40,275
Operating expenses	69,714	93,231	98,577	110,018
Operating loss	(149,176)	(100,575)	(185,864)	(119,123)
Other income (expense), net[1]	(28,398)	(8,770)	(23,002)	(12,837)
Income tax recovery	936	-	936	-
Net loss on discontinued operations, net of tax	$(176,638)	$(109,345)	$(207,930)	$(131,960)

1 Included in Other income (expense), net for the three and six months ended September 30, 2023 is a loss on deconsolidation of $22,237.

Investment in BioSteel Canada

Canopy Growth continues to have a 90.4% ownership interest in BioSteel Canada, but has deconsolidated the entity because it no longer has a controlling interest. Since the estimated amount of BioSteel Canada's liabilities exceed the estimated fair value of the assets available for distribution to its creditors, the fair value of Canopy Growth's equity investment approximates zero.

Canopy Growth's Amounts Receivable from BioSteel Canada

Prior to Canopy Growth's deconsolidation of BioSteel Canada, Canopy Growth made significant secured loans to BioSteel Canada for purposes of funding its operations. The secured loans and corresponding interest were considered intercompany transactions and eliminated in Canopy Growth's consolidated financial statements prior to September 14, 2023, being the deconsolidation date. As of the deconsolidation date, the secured loans and corresponding interest are now considered related party transactions and have been recognized in Canopy Growth's consolidated financial statements at their estimated fair value of $29,000.

The Company determined the fair value and recoverability of the BioSteel business unit assets using various valuation techniques. The assets and liabilities are classified as discontinued operations and the major categories are as follows:

	September 30,	March 31,
	2023	2023
Cash	$2,599	$9,314
Short-term investments	-	69
Amounts receivable, net	3,942	25,528
Receivable from BioSteel Canada	29,000	-
Inventory	-	65,671
Prepaid expenses and other assets	-	15,709
Equity investment in BioSteel Canada	-	-
Property, plant and equipment	20,366	28,195
Intangible assets	-	27,969
Other assets	-	405
Total assets of discontinued operations	$55,907	$172,860

Accounts payable	6,050	44,399
Other accrued expenses and liabilities	12,325	22,248
Other current liabilities	252	977
Deferred income tax liabilities	-	954
Other liabilities	1,962	2,463
Total liabilities of discontinued operations	$20,589	$71,041

5. (GAIN)/LOSS ON ASSET IMPAIRMENT AND RESTRUCTURING

In the six months ended September 30, 2023, the Company recorded a gain on the sale of its production facility at 1 Hershey Drive in Smiths Falls, Ontario. The gain is due to the sale proceeds exceeding the carrying value that was previously impaired at March 31, 2023. This reversal was partially offset by various incremental impairment losses and other costs associated with the restructuring of the Company's Canadian cannabis operations that were initiated in the three months ended March 31, 2023.

As a result, in the three and six months ended September 30, 2023, the Company recognized a gain on asset impairment and restructuring of $29,895 and $27,961, respectively (three and six months ended September 30, 2022 – loss of $43,968 and $1,771,953, respectively).

6. CASH AND CASH EQUIVALENTS

The components of cash and cash equivalents are as follows:

	September 30,	March 31,
	2023	2023
Cash	$183,000	$453,146
Cash equivalents	57,376	214,547
	$240,376	$667,693

7. SHORT-TERM INVESTMENTS

The components of short-term investments are as follows:

	September 30,	March 31,
	2023	2023
Government securities	$-	$60,157
Term deposits	30,000	30,000
Commercial paper and other	-	15,369
	$30,000	$105,526

The amortized cost of short-term investments at September 30, 2023 is $30,000 (March 31, 2023 – $107,661).

8. AMOUNTS RECEIVABLE, NET

The components of amounts receivable, net are as follows:

	September 30,	March 31,
	2023	2023
Accounts receivable, net	$54,537	$41,292
Indirect taxes receivable	6,579	11,544
Interest receivable	1,448	3,966
Other receivables	6,292	11,657
	$68,856	$68,459

Included in the accounts receivable, net balance at September 30, 2023 is an allowance for doubtful accounts of $10,661 (March 31, 2023 – $8,554).

9. INVENTORY

The components of inventory are as follows:

	September 30,	March 31,
	2023	2023
Raw materials, packaging supplies and consumables	$20,137	$18,927
Work in progress	36,607	34,104
Finished goods	30,726	30,199
	$87,470	$83,230

In the three and six months ended September 30, 2023, the Company recorded write-downs related to inventory in cost of goods sold of $3,958 and $7,503, respectively (three and six months ended September 30, 2022 – $10,640 and $22,820, respectively).

10. PREPAID EXPENSES AND OTHER ASSETS

The components of prepaid expenses and other assets are as follows:

	September 30,	March 31,
	2023	2023
Prepaid expenses	$14,179	$11,963
Deposits	1,869	1,522
Prepaid inventory	496	690
Other assets	6,918	10,115
	$23,462	$24,290

11. OTHER FINANCIAL ASSETS

The following table outlines changes in other financial assets. Additional details on how the fair value of significant investments is calculated are included in Note 23.

					Foreign
		Balance at			currency		Balance at
		March 31,		Fair value	translation		September 30,
Entity	Instrument	2023	Additions	changes	adjustments	Other	2023
Acreage[1]	Fixed Shares option and Floating Shares agreement	$55,382	$-	$21,286	$332	$-	$77,000
TerrAscend Exchangeable Shares	Exchangeable shares	93,000	-	33,076	924	-	127,000
TerrAscend - December 2022	Warrants	26,000		13,228	270	-	39,498
TerrAscend	Option	1,600	-	584	16	-	2,200
Wana	Option	239,078	-	(49,138)	939	-	190,879
Jetty	Options	75,014	-	(17,311)	339	-	58,042
Acreage Hempco[1]	Debenture	29,262	-	(17,894)	172		11,540
Acreage Debt Option Premium	Option	35,479	-	1,933	196	-	37,608
Acreage Tax Receivable Agreement	Other	3,109	-	(2,015)	(35)	-	1,059
Other - at fair value through net income (loss)	Various	1,870	2,156	(937)	6	-	3,095
Other - classified as held for investment	Loan receivable	8,498	-	-	-	(64)	8,434
		$568,292	$2,156	$(17,188)	$3,159	$(64)	$556,355

1 See Note 27 for information regarding the Acreage Amended Arrangement and Acreage Hempco.

For information regarding the Reorganization and Reorganization Amendments, see Note 3. Following the implementation of the Reorganization, Canopy USA, as of October 24, 2022, holds an ownership interest in certain U.S. cannabis investments previously held by the Company, including, among others, interests in the Floating Shares of Acreage, Wana, Jetty, and TerrAscend.

12. PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment are as follows:

	September 30,	March 31,
	2023	2023
Buildings and greenhouses	$305,750	$413,832
Production and warehouse equipment	69,717	76,760
Leasehold improvements	9,214	13,655
Office and lab equipment	11,243	13,636
Computer equipment	8,313	8,521
Land	5,312	16,781
Right-of-use-assets
Buildings and greenhouses	34,419	35,167
Assets in process	1,112	3,229
	445,080	581,581
Less: Accumulated depreciation	(98,853)	(110,310)
	$346,227	$471,271

Depreciation expense included in cost of goods sold for the three and six months ended September 30, 2023 is $5,070 and $14,498, respectively (three and six months ended September 30, 2022 – $11,316 and $22,390, respectively). Depreciation expense included in selling, general and administrative expenses for the three and six months ended September 30, 2023 is $809 and $2,070, respectively (three and six months ended September 30, 2022 – $3,136 and $7,164, respectively).

13. INTANGIBLE ASSETS

The components of intangible assets are as follows:

	September 30, 2023		March 31, 2023
	Gross	Net	Gross	Net
	Carrying	Carrying	Carrying	Carrying
	Amount	Amount	Amount	Amount
Finite lived intangible assets
Intellectual property	$96,848	$50,693	$98,383	$56,333
Distribution channel	58,204	9,998	58,324	11,231
Operating licenses	24,400	17,488	24,400	19,012
Software and domain names	34,627	11,597	34,177	14,579
Brands	6,022	1,027	3,943	936
Amortizable intangibles in process	625	625	508	508
Total	$220,726	$91,428	$219,735	$102,599

Indefinite lived intangible assets
Acquired brands		$57,337		$58,151
Total intangible assets		$148,765		$160,750

Amortization expense included in cost of goods sold for the three and six months ended September 30, 2023 is $13 and $28, respectively (three and six months ended September 30, 2022 – $15 and $29, respectively). Amortization expense included in selling, general and administrative expenses for the three and six months ended September 30, 2023 is $6,638 and $13,045, respectively (three and six months ended September 30, 2022 – $5,961, and $11,841, respectively).

14. GOODWILL

The changes in the carrying amount of goodwill are as follows:

Balance, March 31, 2022	$1,866,503
Disposal of consolidated entities	(227)
Impairment losses	(1,785,080)
Foreign currency translation adjustments	4,367
Balance, March 31, 2023	$85,563
Foreign currency translation adjustments	(1,705)
Balance, September 30, 2023	$83,858

The Company does not believe that an event occurred or circumstances changed during the six months ended September 30, 2023 that would, more likely than not, reduce the fair value of the Storz & Bickel reporting unit below its carrying value. Therefore, the Company concluded that the quantitative goodwill impairment assessment was not required for the Storz & Bickel reporting unit at September 30, 2023. The carrying value of goodwill associated with the Storz & Bickel reporting unit was $83,858 at September 30, 2023.

The Company is required to perform its next annual goodwill impairment analysis on March 31, 2024, or earlier should there be an event that occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

15. OTHER ACCRUED EXPENSES AND LIABILITIES

The components of other accrued expenses and liabilities are as follows:

	September 30,	March 31,
	2023	2023
Employee compensation	$16,370	$27,322
Inventory	566	323
Professional fees	8,136	5,967
Taxes and government fees	13,031	5,734
Other	13,565	14,397
	$51,668	$53,743

16. DEBT

The components of debt are as follows:

		September 30,	March 31,
	Maturity Date	2023	2023
Unsecured senior notes at 4.25% interest with semi-annual interest payments	July 15, 2023
Principal amount		$-	$337,380
Accrued interest		-	3,148
Non-credit risk fair value adjustment		-	26,214
Credit risk fair value adjustment		-	(35,492)
		-	331,250
Supreme convertible debentures	September 10, 2025	31,529	31,503
Accretion debentures	September 10, 2025	8,866	8,780
Credit facility	March 18, 2026	560,495	840,058
Equity-settled convertible debentures	February 28, 2028	-	93,228
Promissory note	December 31, 2024	78,731	-
Other revolving debt facility, loan, and financings		1,571	2,062
		681,192	1,306,881
Less: current portion		(49,964)	(556,890)
Long-term portion		$631,228	$749,991

Credit Facility

On March 18, 2021, the Company entered into a term loan credit agreement (the "Credit Agreement") providing for a five-year, first lien senior secured term loan facility in an aggregate principal amount of US$750,000 (the “Credit Facility”). The Company had the ability to obtain up to an additional US$500,000 of incremental senior secured debt pursuant to the Credit Agreement. On October 24, 2022, the Company entered into agreements with certain of its lenders under the Credit Agreement pursuant to which the Company agreed to purchase in the aggregate US$187,500 of principal indebtedness outstanding under the Credit Facility at a discounted price of US$930 per US$1,000 or US$174,375 in the aggregate. The first payment, which was oversubscribed, in the amount of $117,528 (US$87,852) was made on November 10, 2022 to reduce the principal indebtedness under the Credit Facility by $126,324 (US$94,427). The second payment of $116,847 (US$87,213) was made on April 17, 2023 to reduce principal indebtedness under the Credit Agreement by $125,606 (US$93,750). Additionally, on October 24, 2022, the Company and certain of its lenders agreed to make certain amendments to the Credit Agreement which, among other things, resulted in: (i) a reduction to the minimum liquidity covenant to no less than US$100,000 following completion of the second principal repurchase on April 17, 2023; (ii) certain changes to the application of net proceeds from asset sales; (iii) the establishment of a new committed delayed draw term credit facility in an aggregate principal amount of US$100,000; and (iv) the elimination of the additional US$500,000 incremental term loan facility.

On July 13, 2023, as part of the Company's balance sheet deleveraging initiatives, the Company entered into agreements with certain of its lenders under the Credit Agreement pursuant to which certain additional amendments were made to the Credit Agreement (the Credit Agreement, as amended as of July 13, 2023, is referred to herein as the "Amended Credit Agreement"). The Amended Credit Agreement required the Company to prepay or repurchase principal indebtedness under the Credit Facility in an amount equal to the US dollar equivalent of $93,000 at a discounted price of US$930 per US$1,000 (the "July 2023 Paydown"). In addition, the Amended Credit Agreement requires the Company to apply certain net proceeds from asset sales to prepay or repurchase principal indebtedness under the Credit Facility and receive principal reductions at, in certain circumstances, a discounted price of US$950 per US$1,000. The Amended Credit Agreement also includes, among other things, amendments to the minimum liquidity covenant such that the US$100,000 minimum liquidity covenant ceased to apply concurrently with the July 2023 Paydown. The Company made the July 2023 Paydown on July 21, 2023.

On each of August 11, 2023 and September 14, 2023, pursuant to the terms of the Amended Credit Agreement, the Company repurchased additional outstanding principal amounts under the Credit Facility using certain net proceeds from completed asset sales (the "Second Quarter 2023 Paydowns"). The Second Quarter 2023 Paydowns resulted in an aggregate principal reduction of $73,313 (US$54,491) for a cash payment of $69,647 (US$51,766).

The Amended Credit Facility continues to mature on March 18, 2026 and through December 27, 2023 has an interest rate of LIBOR + 8.50%. After December 27, 2023 interest on amounts outstanding under the Amended Credit Facility will be calculated at either the applicable prime rate plus 7.50% per annum, subject to a prime rate floor of 2.00%, or adjusted term SOFR plus 8.50% per annum, subject to an adjusted term SOFR floor of 1.00%. The Company’s obligations under the Credit Facility are guaranteed by material wholly-owned Canadian and U.S. subsidiaries of the Company. The Credit Facility is secured by substantially all of the assets of the Company and its material wholly-owned Canadian and U.S. subsidiaries, including material real property. The Credit Agreement contains representations and warranties, and affirmative and negative covenants.

Unsecured Senior Notes

On June 20, 2018, the Company issued the Canopy Notes with an aggregate principal amount of $600,000. The Canopy Notes bore interest at a rate of 4.25% per annum, payable semi-annually on January 15th and July 15th of each year commencing from January 15, 2019. The Canopy Notes matured on July 15, 2023. The Canopy Notes were subordinated in right of payment to any existing and future senior indebtedness. The Canopy Notes ranked senior in right of payment to any future subordinated borrowings. The Canopy Notes were effectively junior to any secured indebtedness and the Canopy Notes were structurally subordinated to all indebtedness and other liabilities of the Company’s subsidiaries.

The Canopy Notes were issued pursuant to an indenture dated June 20, 2018, as supplemented on April 30, 2019 and June 29, 2022 (collectively, the “Canopy Notes Indenture”). As a result of a supplement to the Canopy Notes Indenture dated June 29, 2022 (the “Second Supplemental Indenture”), the Company irrevocably surrendered its right to settle the conversion of any Canopy Note with its common shares. As a result, had there been any conversions of Canopy Notes following the execution of the Second Supplemental Indenture these would have been settled entirely in cash, unless otherwise negotiated.

The Canopy Notes were initially recognized at fair value on the balance sheet and continue to be recorded at fair value until their repayment. All changes in fair value following initial recognition, excluding the impact of the change in fair value related to the Company’s own credit risk, were recorded in other income (expense), net. The changes in fair value related to the Company’s own credit risk were recorded through other comprehensive income (loss). During the three months ended June 30, 2023, the Company entered into privately negotiated exchange agreements (the "June 2023 Exchange Agreements") with certain Noteholders, pursuant to which the Company acquired and cancelled an aggregate principal amount of Canopy Notes of $12,500 in exchange for cash, including accrued and unpaid interest owing under such Canopy Notes, and the issuance of an aggregate 24,342,740 Canopy Growth common shares.

On July 13, 2023, the Company entered into privately negotiated redemption agreements (collectively, the "Redemption Agreements") with certain Noteholders of the Canopy Notes pursuant to which approximately $193,000 aggregate principal amount of the outstanding Canopy Notes held by such Noteholders were redeemed by the Company (the "Redemption") for: (i) a cash payment in the aggregate amount of approximately $101,000; (ii) the issuance of an aggregate of 90,430,920 Canopy Growth common shares; and (iii) the issuance of $40,380 aggregate principal amount of unsecured non-interest bearing convertible debentures (the "Debentures"). Following the Redemption, the Company settled the remaining aggregate principal amount owing under the outstanding Canopy Notes in cash and, as of the maturity date, there were no Canopy Notes outstanding.

The Debentures were issued pursuant to a debenture indenture dated July 14, 2023 between the Company and Odyssey Trust Company, in its capacity as trustee. The Debentures were convertible into Canopy Growth common shares (the “Debenture Shares”) at the option of the holder at any time or times following approval from the Company’s shareholders for the issuance of all of the Debenture Shares in excess of the Nasdaq threshold of 19.99% and TSX requirements of 25%, of the issued and outstanding Canopy Growth common shares (the “Shareholder Approval”) until the maturity date of January 15, 2024, at a conversion price equal to $0.55, subject to adjustment in certain events.

The Company obtained Shareholder Approval at its Annual General and Special Meeting of shareholders held on September 25, 2023. As of September 30, 2023, all conversions pursuant to the Debentures had been completed and the amount outstanding under the Debentures was $nil.

The acquisition and cancellation of the Canopy Notes pursuant to the June 2023 Exchange Agreements, Redemption of the Canopy Notes and conversions of the Debentures each resulted in a release of accumulated other comprehensive income into other income (expense), net for the three and six months ended September 30, 2023 of $nil and $2,373, respectively. The related tax impact of $12,726 and $13,433, respectively, for the three and six months ended September 30, 2023, associated with the aggregate principal amount acquired and cancelled was also released from accumulated other comprehensive income into income tax expense. Refer to Note 21.

On April 13, 2023, the Company entered into an exchange agreement (the “April 2023 Exchange Agreement”) with Greenstar in order to acquire and cancel $100,000 aggregate principal amount of the Canopy Notes. Pursuant to the April 2023 Exchange Agreement, the Company agreed to acquire and cancel $100,000 aggregate principal amount of the Canopy Notes held by Greenstar in exchange for: (i) a cash payment to Greenstar in the amount of the unpaid and accrued interest owing under the Canopy Notes held by Greenstar; and (ii) a promissory note (the “CBI Note”) issuable to Greenstar in the aggregate amount of $100,000 payable on December 31, 2024. The CBI Note bears interest at a rate of 4.25% per year, payable on maturity of the CBI Note. As a result, Greenstar no longer holds any Canopy Notes. At September 30, 2023, the estimated fair value of the CBI Note was $78,731, measured using a discounted cash flow model. See Note 23 for additional details on how the fair value of the CBI Note is calculated on a recurring basis.

The overall change in fair value of the Canopy Notes during the three and six months ended September 30, 2023 was a decrease of $218,149 and $331,250, respectively (three and six months ended September 30, 2022 – a decrease of $173,288 and $242,830, respectively), which included contractual interest of $509 and $2,925, respectively (three and six months ended September 30, 2022 – $3,740 and $9,787, respectively) and principal redemption of $224,880 and $337,380, respectively (three and six months ended September 30, 2022 – $199,522 and $262,620, respectively). Upon redemption, the principal redeemed during the three and six months ended September 30, 2023 had a fair value of $224,880 and $334,005 (three and six months ended September 30, 2022 – $174,503 and $225,369, respectively). Refer to Note 23 for additional details on how the fair value of the Canopy Notes is calculated.

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

As a result of the completion of an arrangement on June 22, 2021 by the Company and Supreme Cannabis, pursuant to which the Company acquired 100% of the issued and outstanding Supreme Shares (the “Supreme Arrangement”), the Supreme Debentures remain outstanding as securities of Supreme Cannabis, which, upon conversion will entitle the holder thereof to receive, in lieu of the number of Supreme Shares to which such holder was theretofore entitled, the consideration payable under the Supreme Arrangement that such holder would have been entitled to be issued and receive if, immediately prior to the effective time of the Supreme Arrangement, such holder had been the registered holder of the number of Supreme Shares to which such holder was theretofore entitled.

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

In the three months ended June 30, 2023, $93,228 (US$72,800) in aggregate principal amount of the Convertible Debentures were converted for 84,458,937 Canopy Growth common shares. As of June 30, 2023, all conversions pursuant to the Convertible Debentures were completed and the amount outstanding under the Convertible Debentures was $nil.

17. OTHER LIABILITIES

The components of other liabilities are as follows:

	As at September 30, 2023			As at March 31, 2023
	Current	Long-term	Total	Current	Long-term	Total
Lease liabilities	$13,941	$70,029	$83,970	$28,421	$78,367	$106,788
Acquisition consideration and other investment related liabilities	15,786	11,853	27,639	25,945	30,323	56,268
Refund liability	6,522	-	6,522	6,434	-	6,434
Settlement liabilities and other	17,020	7,436	24,456	32,950	13,733	46,683
	$53,269	$89,318	$142,587	$93,750	$122,423	$216,173

The estimated deferred payments associated with the Wana financial instrument (the "Wana Deferred Payments") within acquisition consideration and other investment related liabilities at September 30, 2023 is $19,483 (March 31, 2023 – $26,370). See Note 23 for additional details on how the fair value of the Wana Deferred Payments is calculated on a recurring basis.

18. REDEEMABLE NONCONTROLLING INTEREST

The net changes in the redeemable noncontrolling interests are as follows:

	BioSteel	Total
As at March 31, 2023	$-	$-
Net income (loss) attributable to redeemable noncontrolling interest	(18,526)	(18,526)
Adjustments to redemption amount	18,526	18,526
As at September 30, 2023	$-	$-

	Vert Mirabel	BioSteel	Total
		(As Restated)
As at March 31, 2022	$1,000	$31,500	$32,500
Net income (loss) attributable to redeemable noncontrolling interest	1,050	(18,154)	(17,104)
Adjustments to redemption amount	(1,050)	(1,670)	(2,720)
As at September 30, 2022	$1,000	$11,676	$12,676

During the three months ended September 30, 2023, the Company issued 15,206,046 common shares relating to its acquisition of the Vert Mirabel redeemable noncontrolling interest which had closed in March 2023.

19. SHARE CAPITAL

CANOPY GROWTH

Authorized

An unlimited number of common shares.

(i) Equity financings

On September 18, 2023, the Company entered into subscription agreements (the "Subscription Agreements") with certain institutional investors. Pursuant to the terms of the Subscription Agreements, the Company issued 22,929,468 units of the Company (the "Units") to the Investors at a price per Unit of US$1.09 for aggregate gross proceeds of $33,745 (US$25,000) (the "Unit Offering"). Each Unit is comprised of one Canopy Growth common share and one common share purchase warrant (a "Warrant"). Each Warrant entitles the holder to acquire one Canopy Growth common share at a price per share equal to US$1.35 for a period of five years from the date of issuance. The Unit Offering closed on September 19, 2023. The Investors also held an over-allotment option to acquire up to an additional 22,929,468 Units at a price per Unit of US$1.09 for aggregate gross proceeds of approximately US$25,000 at the discretion of the Investors at any time on or before November 2, 2023 (the "Over-Allotment Option").

The gross proceeds from the Unit Offering were allocated to the Canopy Growth common shares, Warrants, and Over-Allotment Option based on their relative fair values.

(ii) Other issuances of common shares

During the six months ended September 30, 2023, the Company issued the following common shares, net of share issuance costs, as a result of business combinations, milestones being met, and other equity-settled transactions:

	Number of common shares	Share capital	Share based reserve
Settlement of Convertible Debentures	84,458,937	$108,055	$-
Settlement of Canopy Notes	114,773,660	57,084	-
Settlement of Debentures	73,418,178	87,754	-
Other issuances	64,265	130	(80)
Total	272,715,040	$253,023	$(80)

During the six months ended September 30, 2022, the Company issued the following common shares, net of share issuance costs, as a result of business combinations, milestones being met, and other equity-settled transactions:

	Number of common shares	Share capital	Share based reserve
Jetty Agreements	8,426,539	$59,013	$-
Other issuances	237,802	1,209	(353)
Total	8,664,341	$60,222	$(353)

(iii) Warrants

	Number of whole warrants	Average exercise price	Warrant value
Balance outstanding at March 31, 2023[1]	128,193,047	$58.04	$2,581,788
Issuance of warrants from private placement	22,929,468	1.83	8,977
Balance outstanding at September 30, 2023[1]	151,122,515	$49.51	$2,590,765

1 This balance excludes the Tranche C Warrants (as defined below), which represent a derivative liability and have nominal value. See Note 27.

	Number of whole warrants	Average exercise price	Warrant value
Balance outstanding at March 31, 2022[1]	128,193,047	$58.04	$2,581,788
Expiry of warrants	-	-	-
Balance outstanding at September 30, 2022[1]	128,193,047	$58.04	$2,581,788

1 This balance excludes the Tranche C Warrants, which represent a derivative liability and have nominal value. See Note 27.

20. SHARE-BASED COMPENSATION

CANOPY GROWTH CORPORATION SHARE-BASED COMPENSATION PLAN

On September 25, 2023, the Company's shareholders approved a new Omnibus Equity Incentive Plan (the "Omnibus Equity Incentive Plan") pursuant to which the Company can issue share-based long-term incentives. The Omnibus Equity Incentive Plan replaces the Company’s previous equity incentive plan, which was originally approved by the Company’s shareholders on July 30, 2018 (the “Previous Equity Incentive Plan”). The approval of the Omnibus Equity Incentive Plan and replacement of the Previous Equity Incentive Plan are detailed in the Company’s annual definitive proxy statement filed with the Securities and Exchange Commission on August 9, 2023.

All directors, employees and consultants of the Company are eligible to receive awards of common share purchase options (“Options”), restricted share units (“RSUs”), deferred share units or shares-based awards (collectively, the “Awards”) under the Omnibus Equity Incentive Plan, subject to certain limitations. The Omnibus Equity Incentive Plan allows for a maximum term of each Option to be ten years from the date of grant and the maximum number of common shares available for issuance under the Omnibus Equity Incentive Plan remains at 10% of the issued and outstanding common shares from time to time, less the number of common shares issuable pursuant to other security-based compensation arrangements of the Company (including common shares reserved for issuance under the Previous Equity Incentive Plan).

The Omnibus Equity Incentive Plan was adopted on September 25, 2023. No further awards will be granted under the Previous Equity Incentive Plan and any new Awards will be issued by the Company pursuant to the terms of the Omnibus Equity Incentive Plan. However, outstanding and unvested awards granted under the Previous Equity Incentive Plan will continue to be governed in accordance with the terms of such plan.

The maximum number of common shares reserved for Awards is 82,908,367 at September 30, 2023. As of September 30, 2023, the only Awards issued have been Options, RSUs and PSUs under the Previous Equity Incentive Plan, and no Awards have been issued under the Omnibus Equity Incentive Plan.

The Omnibus Equity Incentive Plan is administered by the Corporate Governance, Compensation and Nominating Committee of the Board (the “CGC&N Committee”) which establishes in its discretion, among other things, exercise prices, at not less than the Fair

Market Value (as defined in the Omnibus Equity Incentive Plan) at the date of grant, vesting terms and expiry dates (set at up to ten years from issuance) for Awards, subject to the limits contained in the Omnibus Equity Incentive Plan.

Under the Company’s Employee Share Purchase Plan (the “Purchase Plan”) the aggregate number of common shares that may be issued is 600,000, and the maximum number of common shares which may be issued in any one fiscal year shall not exceed 300,000. For the three and six months ended September 30, 2023, 64,265 common shares were issued under the Purchase Plan (three and six months ended September 30, 2022 – 237,802). The Purchase Plan concluded in August 2023 as all of the common shares available have been purchased and the Company does not currently intend to reinstate the Purchase Plan at this time.

The following is a summary of the changes in the Options outstanding during the six months ended September 30, 2023:

	Options issued	Weighted average exercise price
Balance outstanding at March 31, 2023	13,750,888	$27.12
Options granted	24,039,233	0.62
Options exercised	(6,429)	0.06
Options forfeited	(6,034,540)	18.70
Balance outstanding at September 30, 2023	31,749,152	$8.78

The following is a summary of the Options outstanding as at September 30, 2023:

	Options Outstanding		Options Exercisable
		Weighted Average		Weighted Average
		Remaining		Remaining
	Outstanding at	Contractual Life	Exercisable at	Contractual Life
Range of Exercise Prices	September 30, 2023	(years)	September 30, 2023	(years)
$0.06 - $24.62	25,533,013	5.53	1,443,161	3.69
$24.63 - $33.53	2,764,937	1.90	1,629,211	1.66
$33.54 - $36.80	918,896	1.19	918,896	1.19
$36.81 - $42.84	1,022,233	1.21	1,016,559	1.17
$42.85 - $67.64	1,510,073	1.35	1,510,073	1.35
	31,749,152	4.76	6,517,900	1.90

At September 30, 2023, the weighted average exercise price of the Options outstanding and Options exercisable was $8.78 and $33.82, respectively (March 31, 2023 – $27.12 and $37.28, respectively).

The Company recorded $1,897 and $4,966 in share-based compensation expense related to Options and Purchase Plan shares issued to employees and contractors for the three and six months ended September 30, 2023, respectively (three and six months ended September 30, 2022 – $3,008 and $3,385, respectively). The share-based compensation expense for the six months ended September 30, 2023, includes an amount related to 1,078,748 Options being provided in exchange for services which are subject to performance conditions (for the six months ended September 30, 2022 – 1,173,866).

The Company uses the Black-Scholes option pricing model to establish the fair value of Options granted during the three months ended September 30, 2023 and 2022, on their measurement date by applying the following assumptions:

	September 30,	September 30,
	2023	2022
Risk-free interest rate	-	2.94%
Expected life of options (years)	-	3 - 5
Expected volatility	-	77%
Expected forfeiture rate	-	20%
Expected dividend yield	-	nil
Black-Scholes value of each option	-	$2.17

Volatility was estimated by using the historical volatility of the Company. The expected life in years represents the period of time that Options granted are expected to be outstanding. The risk-free rate was based on zero coupon Canada government bonds with a remaining term equal to the expected life of the Options.

For the three and six months ended September 30, 2023, the Company recorded $820 and $1,468, respectively in share-based compensation expense related to RSUs and PSUs (for the three and six months ended September 30, 2022 – $6,565 and $11,453, respectively).

The following is a summary of the changes in the Company’s RSUs and PSUs during the six months ended September 30, 2023:

Number of RSUs and PSUs
Balance outstanding at March 31, 2023	2,583,214
RSUs and PSUs granted	15,135,486
RSUs and PSUs released	(921,133)
RSUs and PSUs cancelled and forfeited	(1,418,747)
Balance outstanding at September 30, 2023	15,378,820

21. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income includes the following components:

	Foreign currency translation adjustments	Changes of own credit risk of financial liabilities	Accumulated other comprehensive income (loss)
As at March 31, 2023	(30,261)	16,401	(13,860)
Settlement of unsecured senior notes, net of deferred income tax	-	11,060	11,060
Other comprehensive (loss) income	(9,529)	(12,470)	(21,999)
As at September 30, 2023	$(39,790)	$14,991	$(24,799)

	Foreign currency translation adjustments	Changes of own credit risk of financial liabilities	Accumulated other comprehensive income (loss)
As at March 31, 2022	$(57,468)	$15,186	$(42,282)
Settlement of unsecured senior notes, net of deferred income tax	-	(29,507)	(29,507)
Other comprehensive income	9,773	28,309	38,082
As at September 30, 2022	$(47,695)	$13,988	$(33,707)

22. NONCONTROLLING INTERESTS

The net change in the noncontrolling interests is as follows:

	BioSteel	Other	Total
As at March 31, 2023	1,447	140	1,587
Comprehensive loss	(18,526)	-	(18,526)
Net loss attributable to redeemable noncontrolling interest	18,526	-	18,526
Share-based compensation	148	-	148
Ownership changes	(1,595)	(1)	(1,596)
As at September 30, 2023	$-	$139	$139

	Vert Mirabel	BioSteel	Other non- material interests	Total
		(As Restated)
As at March 31, 2022	$-	$2,497	$1,844	$4,341
Comprehensive income (loss)	1,050	(18,154)	(1,844)	(18,948)
Net (income) loss attributable to redeemable noncontrolling interest	(1,050)	18,154	-	17,104
Share-based compensation	-	459	-	459
As at September 30, 2022	$-	$2,956	$-	$2,956

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

The following table represents the Company's financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair value measurement using
	Quoted	Significant
	prices in	other	Significant
	active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2023
Assets:
Short-term investments	$30,000	$-	$-	$30,000
Restricted short-term investments	7,990	-	-	7,990
Other financial assets	1,408	-	546,513	547,921
Liabilities:
Long-term debt	-	78,731	-	78,731
Other liabilities	-	-	19,483	19,483

March 31, 2023
Assets:
Short-term investments	$105,526	$-	$-	$105,526
Restricted short-term investments	11,765	-	-	11,765
Other financial assets	269	-	559,525	559,794
Liabilities:
Unsecured senior notes	-	331,250	-	331,250
Other liabilities	-	-	29,952	29,952

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

The following table summarizes the valuation techniques and significant unobservable inputs in the fair value measurement of significant level 3 financial instruments:

Financial asset / financial liability	Valuation techniques	Significant unobservable inputs	Relationship of unobservable inputs to fair value
Acreage financial instrument	Probability weighted expected return	Probability of each scenario	Change in probability of occurrence in each scenario will result in a change in fair value
	model	Number of common shares to be issued	Increase or decrease in value and number of common shares will result in a decrease or increase in fair value
		Intrinsic value of Acreage	Increase or decrease in intrinsic value will result in an increase or decrease in fair value
		Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
		Estimated premium on US legalization	Increase or decrease in estimated premium on US legalization will result in an increase or decrease in fair value
		Control premium	Increase or decrease in estimated control premium will result in an increase or decrease in fair value
		Market access premium	Increase or decrease in estimated market access premium will result in an increase or decrease in fair value
TerrAscend Exchangeable Shares, TerrAscend Option	Put option pricing model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
Hempco Debenture	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
TerrAscend warrants - December 2022	Black-Sholes option pricing model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
Wana financial instrument - Call	Discounted cash flow	Expected future Wana cash flows	Increase or decrease in expected future Wana cash flows will result in an increase or decrease in fair value
Options		Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
Wana financial instrument - Deferred Payments	Monte Carlo simulation model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
		Volatility of Wana equity	Increase or decrease in volatility will result in an increase or decrease in fair value
Jetty financial instrument -	Discounted cash flow	Expected future Jetty cash flows	Increase or decrease in expected future Jetty cash flows will result in an increase or decrease in fair value
Call Options		Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
Jetty financial instrument - Deferred Payments	Monte Carlo simulation model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
		Volatility of Jetty equity and revenue	Increase or decrease in volatility will result in an increase or decrease in fair value
CBI promissory note	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
BioSteel redeemable noncontrolling	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
interest		Expected future BioSteel cash flows	Increase or decrease in expected future BioSteel cash flows will result in an increase or decrease in fair value
Acreage Debt Option Premium	Monte Carlo simulation model	Volatility of Acreage share price	Increase or decrease in volatility will result in a decrease or increase in fair value

Acreage Tax Receivable	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
Agreement	Probability-weighted expected return	Probability of each scenario	Change in probability of occurrence in each scenario will result in a change in fair value
	model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value

24. REVENUE

Revenue is disaggregated as follows:

	Three months ended		Six months ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Canada cannabis
Canadian adult-use cannabis
Business-to-business[1]	$24,016	$25,317	$48,205	$51,857
Business-to-consumer	-	12,772	-	25,207
	24,016	38,089	48,205	77,064
Canadian medical cannabis[2]	14,976	14,215	29,401	27,655
	$38,992	$52,304	$77,606	$104,719

Rest-of-world cannabis	$8,977	$10,552	$19,139	$24,333
Storz & Bickel	$11,991	$13,494	$30,064	$29,137
This Works	$7,074	$6,868	$13,091	$12,388
Other	2,561	4,723	5,953	9,591

Net revenue	$69,595	$87,941	$145,853	$180,168

1Canadian adult-use business-to-business net revenue during the three and six months ended September 30, 2023 reflects excise taxes of $10,829 and $21,855, respectively (three and six months ended September 30, 2022 – $11,366 and $22,957, respectively).

2Canadian medical cannabis net revenue for the three and six months ended September 30, 2023 reflects excise taxes of $1,652 and $3,012, respectively (three and six months ended September 30, 2022 – $1,130 and $2,286, respectively).

The Company recognizes variable consideration related to estimated future product returns and price adjustments as a reduction of the transaction price at the time revenue for the corresponding product sale is recognized. Net revenue reflects actual returns and variable consideration related to estimated returns and price adjustments in the amount of $570 and $1,507 for the three and six months ended September 30, 2023, respectively (three and six months ended September 30, 2022 – $888 and $2,104, respectively). As of September 30, 2023, the liability for estimated returns and price adjustments was $6,522 (March 31, 2023 – $6,434).

25. OTHER INCOME (EXPENSE), NET

Other income (expense), net is disaggregated as follows:

	Three months ended		Six months ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Fair value changes on other financial assets	$(82,306)	$(86)	$(17,188)	$(300,940)
Fair value changes on liability arising from Acreage Arrangement	-	-	-	47,000
Fair value changes on debt	(27,066)	(13,789)	(25,214)	(23,401)
Fair value changes on warrant derivative liability	-	864	-	26,229
Fair value changes on acquisition related contingent consideration and other	3,741	(16,285)	10,517	24,140
Gain and charges related to settlement of debt	(7,262)	14,480	(12,553)	(4,688)
Interest income	3,454	4,924	11,285	8,874
Interest expense	(27,415)	(30,471)	(59,600)	(57,372)
Foreign currency gain (loss)	4,737	1,911	4,598	1,043
Other income (expense), net	3,783	(622)	5,922	(1,469)
	$(128,334)	$(39,074)	$(82,233)	$(280,584)

26. INCOME TAXES

There have been no material changes to income tax matters in connection with normal course operations during the six months ended September 30, 2023.

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

At September 30, 2023, the right and the obligation to: (i) acquire the Fixed Shares pursuant to the Existing Acreage Arrangement Agreement; and (ii) acquire the Floating Shares pursuant to the Floating Share Arrangement Agreement (together, the “Acreage financial instrument”), represents a financial asset of $77,000 (March 31, 2023 – $55,382 asset). At September 30, 2023, the estimated fair value of the Acreage business is more than the estimated fair value of the consideration to be provided upon the exercise of the Acreage financial instrument. Fair value changes on the Acreage financial instrument are recognized in other income (expense), net; see Note 25. The fair value determination includes a high degree of subjectivity and judgment, which results in significant estimation uncertainty. See Note 23 for additional details on how the fair value of the Acreage financial instrument is calculated on a recurring basis. From a measurement perspective, the Company has elected the fair value option under ASC 825 - Financial Instruments ("ASC 825").

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

The amount advanced on September 23, 2020 pursuant to the Hempco Debenture has been recorded in other financial assets (see Note 11), and the Company has elected the fair value option under ASC 825 (see Note 23). At September 30, 2023, the estimated fair value of the Hempco Debenture issued to an affiliate of the Company by Acreage Hempco was $11,540 (March 31, 2023 – $29,262), measured using a discounted cash flow model (see Note 23). Refer to Note 11 for details on fair value changes, foreign currency translation adjustment, and anticipated interest to be received. An additional US$50,000 may be advanced pursuant to the Hempco Debenture subject to the satisfaction of certain conditions by Acreage Hempco.

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

In connection with the Tranche B Warrants and the Tranche C Warrants, Canopy Growth will provide CBI with a share repurchase credit of up to $1.583 billion on the aggregate exercise price of the Tranche B Warrants and Tranche C Warrants in the event that Canopy Growth does not purchase for cancellation the lesser of (i) 27,378,866 common shares; and (ii) common shares with a value of $1.583 billion, during the period commencing on April 18, 2019 and ending on the date that is 24 months after the date that CBI exercises all of the Tranche A Warrants. The share repurchase credit feature is accounted for as a derivative liability, with the fair value continuing to be $nil at September 30, 2023.

The modifications to the Tranche A Warrants resulted in them meeting the definition of a derivative instrument under ASC 815 - Derivatives and Hedging (“ASC 815”). They continue to be classified in equity as the number of shares and exercise price were both fixed at inception.

The Tranche B Warrants are accounted for as derivative instruments (the “warrant derivative liability”) measured at fair value in accordance with ASC 815. At September 30, 2023, the fair value of the warrant derivative liability was $nil (March 31, 2023 – $nil), and fair value changes are recognized in other income (expense), net; see Note 25. See Note 23 for additional details on how the fair value of the warrant derivative liability is calculated on a recurring basis.

The Tranche C Warrants are accounted for as derivative instruments, with the fair value continuing to be $nil at September 30, 2023.

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

28. SEGMENT INFORMATION

Reportable segments

Prior to the three months ended September 30, 2022, the Company had the following two reportable segments: (i) global cannabis; and (ii) other consumer products. Following the completion of certain restructuring actions which were initiated in the three months ended March 31, 2022, and which were aligned with the Company's strategic review of its business, the Company has changed the structure of its internal management financial reporting. Accordingly, in the three months ended September 30, 2022, the Company began reporting its financial results for the following four reportable segments:

•
Canada cannabis - includes the production, distribution and sale of a diverse range of cannabis, hemp and cannabis products in Canada pursuant to the Cannabis Act;
•
Rest-of-world cannabis - includes the production, distribution and sale of a diverse range of cannabis and hemp products internationally pursuant to applicable international legislation, regulations and permits. Priority markets include medical cannabis markets in Australia, Germany, Poland and Czech where the Company offers branded high-quality flower, oil and softgel extracts products under the well-known Spectrum Therapeutics brand (in Australia, Poland and Czech) and more recently the Canopy Medical brand in Germany;
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

	Three months ended		Six months ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Segmented net revenue
Canada cannabis	$38,992	$52,304	$77,606	$104,719
Rest-of-world cannabis	8,977	10,552	19,139	24,333
Storz & Bickel	11,991	13,494	30,064	29,137
This Works	7,074	6,868	13,091	12,388
Other	2,561	4,723	5,953	9,591
	$69,595	$87,941	$145,853	$180,168
Segmented gross margin:
Canada cannabis	$14,121	$(7,652)	$13,626	$(20,186)
Rest-of-world cannabis	2,691	(1,332)	6,172	(1,492)
Storz & Bickel	3,918	6,002	11,625	11,623
This Works	3,386	2,303	6,281	4,950
Other	(690)	68	(516)	669
	23,426	(611)	37,188	(4,436)
Selling, general and administrative expenses	57,611	95,020	120,374	181,821
Share-based compensation	2,717	9,573	6,434	14,838
(Gain)/loss on asset impairment and restructuring	(29,895)	43,968	(27,961)	1,771,953
Operating loss	(7,007)	(149,172)	(61,659)	(1,973,048)
Other income (expense), net	(128,334)	(39,074)	(82,233)	(280,584)
Loss before incomes taxes	$(135,341)	$(188,246)	$(143,892)	$(2,253,632)

Asset information by segment is not provided to, or reviewed by, the Company’s CODM as it is not used to make strategic decisions, allocate resources, or assess performance.

Entity-wide disclosures

Disaggregation of net revenue by geographic area:

	Three months ended		Six months ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Canada	$41,168	$56,090	$82,700	$112,669
Germany	10,079	11,247	21,827	23,611
United States	6,128	8,783	17,768	20,378
Other	12,220	11,821	23,558	23,510
	$69,595	$87,941	$145,853	$180,168

Disaggregation of property, plant and equipment by geographic area:

	September 30,	March 31,
	2023	2023
Canada	$291,831	$361,129
United States	3,963	58,226
Germany	50,358	51,341
Other	75	575
	$346,227	$471,271

For the three months ended September 30, 2023, one customer represented more than 10% of the Company’s net revenue (three months ended September 30, 2022 – none).

For the six months ended September 30, 2023, one customer represented more than 10% of the Company's net revenue (six months ended September 30, 2022 – none).

29. SUBSEQUENT EVENTS

Fourth Amendment to Floating Share Arrangement Agreement

On October 31, 2023, the Company, Canopy USA and Acreage entered into a fourth amendment to the Floating Share Arrangement Agreement (the “Fourth Amendment”). Pursuant to the terms of the Fourth Amendment, the Company, Canopy USA, and Acreage agreed to amend the Exercise Outside Date (as defined in the Floating Share Arrangement Agreement) from October 31, 2023 to December 31, 2023.

Expiration of Constellation Brands, Inc. Warrants

On November 1, 2023, the Tranche A Warrants expired in accordance with their terms without having been exercised. In accordance with the terms of the Tranche B Warrants and Tranche C Warrants, the vesting of the remaining Tranche B Warrants and Tranche C Warrants, as applicable, are conditioned on the exercise, in full, of the Tranche A Warrants. Accordingly, the Tranche B Warrants and the Tranche C Warrants are not, and will not become, exercisable and are considered expired as of November 1, 2023.

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

•
Part 2 - Results of Operations. This section provides an analysis of our results of operations for the second quarter of fiscal 2024 in comparison to the second quarter of fiscal 2023, and for the six months ended September 30, 2023 in comparison to the six months ended September 30, 2022.

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
•
expectations regarding the Company’s ability to deconsolidate the financial results of Canopy USA from the financial results of Canopy Growth upon Canopy USA’s acquisition of Wana (as defined below), Jetty (as defined below) and the Fixed Shares (as defined below) of Acreage;

•
expectations regarding the development and outcome of proceedings commenced by BioSteel Sports Nutrition Inc. ("BioSteel Canada") under the Companies' Creditors Arrangement Act (the "CCAA") in the Ontario Superior Court of Justice (the "CCAA Proceedings") and the recognition of that proceeding under Chapter 15 of the United States Bankruptcy Code;
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

By their nature, forward-looking statements are subject to inherent risks and uncertainties that may be general or specific and which give rise to the possibility that expectations, forecasts, predictions, projections or conclusions will not prove to be accurate, that assumptions may not be correct and that objectives, strategic goals and priorities will not be achieved. A variety of factors, including known and unknown risks, many of which are beyond our control, could cause actual results to differ materially from the forward-looking statements in this Quarterly Report and other reports we file with, or furnish to, the Securities and Exchange Commission (the “SEC”) and other regulatory agencies and made by our directors, officers, other employees and other persons authorized to speak on our behalf. Such factors include, without limitation, risks related to our ability to remediate the material weaknesses in our internal control over financial reporting, or inability to otherwise maintain an effective system of internal control; the risk that our recent restatement could negatively affect investor confidence and raise reputation risks; our ability to continue as a going concern; our limited operating history; risks that we may be required to write down intangible assets, including goodwill, due to impairment; the diversion of management time on issues related to Canopy USA; the ability of parties to certain transactions to receive, in a timely manner and on satisfactory terms, the necessary regulatory, court and shareholder approvals; the risks that the Trust’s ownership interest in Canopy USA is currently not quantifiable and the Trust may have significant ownership and influence over Canopy USA upon completion of the Trust Transaction (as defined below); the risks related to the fact that the Company has not received audited financial statements with respect to Jetty; the risks related to Acreage’s financial statements expressing doubt about its ability to continue as a going concern; the adequacy of our capital resources and liquidity, including but not limited to, availability of sufficient cash flow to execute our business plan (either within the expected timeframe or at all); volatility in and/or degradation of general economic, market, industry or business conditions; risks relating to our current and future operations in emerging markets; compliance with applicable environmental, economic, health and safety, energy and other policies and regulations and in particular health concerns with respect to vaping and the use of cannabis and U.S. hemp products in vaping devices; risks and uncertainty regarding future product development; changes in regulatory requirements in relation to our business and products; our reliance on licenses issued by and contractual arrangements with various federal, state and provincial governmental authorities; inherent uncertainty associated with projections; future levels of revenues and the impact of increasing levels of competition; third-party manufacturing risks; third-party transportation risks; inflation risks; our exposure to risks related to an agricultural business, including wholesale price volatility and variable product quality; changes in laws, regulations and guidelines and our compliance with such laws, regulations and guidelines; risks relating to inventory write downs; risks relating to our ability to refinance debt as and when required on terms favorable to us and to comply with covenants contained in our debt facilities and debt instruments; risks associated with jointly owned investments; our ability to manage disruptions in credit markets or changes to our credit ratings; the success or timing of completion of ongoing or anticipated capital or maintenance projects; risks related to the integration of acquired businesses; the timing and manner of the legalization of cannabis in the United States; business strategies, growth opportunities and expected investment; counterparty risks and liquidity risks that may impact our ability to obtain loans and other credit facilities on favorable terms; the potential effects of judicial, regulatory or other proceedings, litigation or threatened litigation or proceedings, or reviews or investigations, on our business, financial condition, results of operations and cash flows; risks associated with divestment and restructuring; the anticipated effects of actions of third parties such as competitors, activist investors or federal, state, provincial, territorial or local regulatory authorities, self-regulatory organizations, plaintiffs in litigation or persons threatening litigation; consumer demand for cannabis and U.S. hemp products; the risks that the Canadian Transformative Plan will not result in the expected cost-savings, efficiencies and other benefits or will result in greater than anticipated turnover in personnel; the implementation and effectiveness of key personnel changes; risks related to stock exchange restrictions; risks related to the protection and enforcement of our intellectual property rights; the risks related to the Exchangeable Shares having different rights from our common shares and there may never be a trading market for the Exchangeable Shares; the risk that cost savings and any other synergies from the CBI Group Investments may not be fully realized or may take longer to realize than expected; future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses; risks relating to the long term macroeconomic effects of the COVID-19 pandemic and any future pandemic or epidemic; and the factors discussed under the heading “Risk Factors” in the Annual Report and in Item 1A of Part II of this Quarterly Report. Readers are cautioned to consider these and other factors, uncertainties and potential events carefully and not to put undue reliance on forward-looking statements.

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

Part 1 - Business Overview

We are a world-leading cannabis and consumer packaged goods (“CPG”) company which produces, distributes, and sells a diverse range of cannabis, hemp, and CPG products. Cannabis products are principally sold for adult-use and medical purposes under a portfolio of distinct brands in Canada pursuant to the Cannabis Act, SC 2018, c 16 (the “Cannabis Act”), and globally pursuant to applicable international and Canadian legislation, regulations, and permits. Our other product offerings, which are sold by our subsidiaries in jurisdictions where it is permissible to do so, include: (i) Storz & Bickel GmbH (“Storz & Bickel”) vaporizers; and (ii) This Works Products Ltd. (“This Works”) beauty, skincare, wellness and sleep products. Our core operations are in Canada, the United States, and priority growth markets internationally, including Australia, Germany, Poland and Czech.

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

Our licensed operational capacity in Canada includes advanced manufacturing capability for oil and softgel encapsulation and pre-rolled joints which is primarily completed at our Smiths Falls facility. Our Canadian cannabis cultivation facilities are now concentrated at our existing licensed facilities in Kincardine, Ontario and Kelowna, British Columbia. Our remaining products are manufactured through third-party sourcing and manufacturing for certain cannabis beverages, edibles, vapes and extracts.

Segment Reporting

Prior to the second quarter of fiscal 2023, we had the following two reportable segments: (i) global cannabis; and (ii) other consumer products. Following the completion of certain restructuring actions which were initiated in the fourth quarter of fiscal 2022, and which were aligned with our strategic review of our business, we have changed the structure of our internal management financial reporting. In addition, the commencement of the CCAA Proceedings resulted in the removal of one of our segments. We now report our financial results for the following four reportable segments:

•
Canada cannabis - includes the production, distribution and sale of a diverse range of cannabis, hemp and cannabis products in Canada pursuant to the Cannabis Act;

•
Rest-of-world cannabis - includes the production, distribution and sale of a diverse range of cannabis and hemp products internationally pursuant to applicable international legislation, regulations and permits. Priority markets include medical cannabis markets in Australia, Germany, Poland and Czech where we offer branded high-quality flower, oil and softgel extracts products under the well-known Spectrum Therapeutics brand (in Australia, Poland and Czech) and more recently the Canopy Medical brand in Germany.

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

Amendments to Canopy USA Structure

Following the creation of Canopy USA, Nasdaq communicated its position to us stating that companies that consolidate “the assets and revenues generated from activities in violation under federal law cannot continue to list on Nasdaq”. Since we are committed to compliance with the listing requirements of the Nasdaq, we and Canopy USA effectuated certain changes to the initial structure of the Company’s interest in Canopy USA that were believed to facilitate the deconsolidation of the financial results of Canopy USA within our financial statements. These changes included, among other things, modifying the terms of the Protection Agreement between us, our wholly-owned subsidiary and Canopy USA as well as the terms of Canopy USA’s limited liability company agreement and amending the terms of certain agreements with third-party investors in Canopy USA to eliminate any rights to guaranteed returns (collectively, the “Reorganization Amendments”).

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

On November 3, 2023, we received a letter from the staff of the SEC (the “Staff”) in which the Staff indicated that, despite the Reorganization Amendments, it would object to the deconsolidation of Canopy USA once Canopy USA acquires Wana, Jetty or the Fixed Shares of Acreage. We are currently assessing additional structural amendments to Canopy USA that would facilitate the deconsolidation of Canopy USA from the financial results of Canopy Growth, and intends to maintain active discussions with the Staff on such changes.

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

As of September 30, 2023, a third party investor owned all of the issued and outstanding Class A shares of Canopy USA (the “Canopy USA Common Shares”) and a wholly-owned subsidiary of Canopy Growth holds Non-Voting Shares in the capital of Canopy USA, representing approximately more than 99% of the issued and outstanding shares in Canopy USA on an as-converted basis.

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

In addition to shareholder and court approvals, the Floating Share Arrangement is subject to approval of the Amendment Proposal and applicable regulatory approvals including, but not limited to, TSX approval and the satisfaction of certain other closing conditions customary in transactions of this nature. The Floating Share Arrangement received the requisite approval from the holders of Floating Shares at the special meeting of Acreage shareholders held on March 15, 2023 and on March 20, 2023 Acreage obtained a final order from the Supreme Court of British Columbia approving the Floating Share Arrangement. On March 17, 2023, the Floating Share Arrangement Agreement was amended to extend the Exercise Outside Date (as defined in the Floating Share Arrangement Agreement) from March 31, 2023 to May 31, 2023; on May 31, 2023 the Floating Share Arrangement Agreement was further amended to extend the Exercise Outside Date to August 31, 2023; on August 31, 2023, the Floating Share Arrangement Agreement was amended a third time to extend the Exercise Outside Date to October 31, 2023; and on October 31, 2023, the parties entered into a fourth amendment to the Floating Share Arrangement Agreement to extend the Exercise Outside Date to December 31, 2023. The completion of the Floating Share Arrangement is subject to satisfaction or, if permitted, waiver of certain closing conditions, including, among others, approval of the Amendment Proposal on or prior to the Exercise Outside Date.

It is intended that Canopy Growth’s existing option to acquire the Fixed Shares on the basis of 0.3048 of a Canopy Growth common share per Fixed Share will be exercised after the Meeting in accordance with the terms of the arrangement agreement dated April 18, 2019, as amended on May 15, 2019, September 23, 2020 and November 17, 2020 (the “Existing Acreage Arrangement Agreement”). Canopy Growth will not hold any Fixed Shares or Floating Shares. Completion of the acquisition of the Fixed Shares following exercise of the Acreage Option is subject to the satisfaction of certain conditions set forth in the Existing Acreage Arrangement Agreement. The acquisition of the Floating Shares pursuant to the Floating Share Arrangement is anticipated to occur immediately prior to the acquisition of the Fixed Shares pursuant to the Existing Acreage Arrangement Agreement such that 100% of the issued and outstanding shares of Acreage will be owned by Canopy USA on closing of the acquisition of both the Fixed Shares and the Floating Shares.

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

Refinancing of $100.0 Million of Canopy Notes Due in July 2023

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

As of June 30, 2023, all conversions pursuant to the Convertible Debentures were completed and the amount outstanding under the Convertible Debentures was $nil.

Maturity of Canopy Notes Due in July 2023

On July 13, 2023, we entered into privately negotiated redemption agreements (collectively, the “Redemption Agreements”) with certain Noteholders of our Canopy Notes, pursuant to which approximately $193 million aggregate principal amount of the outstanding Canopy Notes held by such Noteholders were redeemed (the "Redemption") on the applicable closing date for: (i) an aggregate cash payment of approximately $101 million; (ii) the issuance of 90,430,920 Canopy Growth common shares; and (iii) the issuance of approximately $40.4 million aggregate principal amount of newly issued unsecured non-interest bearing convertible debentures (the "Debentures"). Following the Redemption, we settled the remaining aggregate principal amount owing under the outstanding Canopy Notes and, as of the maturity date, there were no Canopy Notes outstanding.

The Debentures were issued pursuant to a debenture indenture dated July 14, 2023 between us and Odyssey Trust Company, in its capacity as trustee. The Debentures were convertible into Canopy Growth common shares (the “Debenture Shares”) at the option of the holder at any time or times following approval from our shareholders for the issuance of all the Debenture Shares in excess of the Nasdaq threshold of 19.99% and the TSX requirements of 25% of the issued and outstanding Canopy Growth common shares in accordance with the applicable rules and regulations of Nasdaq and the TSX (the "Shareholder Approval") until the maturity date of January 15, 2024, at a conversion price equal to $0.55, subject to adjustment in certain events.

We obtained Shareholder Approval, at our Annual General and Special Meeting of shareholders held on September 25, 2023. As of September 30, 2023, all conversions pursuant to the Debentures have been completed and the amount outstanding under the Debentures was $nil.

Balance Sheet Deleveraging Initiatives

On October 24, 2022, we entered into agreements with certain of our lenders under the term loan credit agreement dated March 18, 2021 (the “Credit Agreement”) pursuant to which we agreed to purchase in the aggregate US$187.5 million of the principal indebtedness outstanding under the Credit Facility at a discounted price of US$930 per US$1,000 or US$174.4 million in the aggregate. The first payment, which was oversubscribed, in the amount of $117.5 million (US$87.9 million) was made on November 10, 2022 to reduce the principal indebtedness under the Credit Facility by approximately $126.3 million (US$94.4 million). The second payment of $116.8 million (US$87.2 million) was made on April 17, 2023 to reduce principal indebtedness under the Credit Facility by $125.6 million (US$93.8 million). Additionally, on October 24, 2022 we and certain of our lenders agreed to make certain amendments to the Credit Agreement which, among other things, resulted in: (i) a reduction to the minimum liquidity covenant to no less than US$100.0 million following completion of the second principal repurchase on April 17, 2023; (ii) certain changes to the application of net proceeds from asset sales; (iii) the establishment of a new committed delayed draw term credit facility in an aggregate principal amount of US$100.0 million; and (iv) the elimination of the additional US$500.0 million incremental term loan facility.

On July 13, 2023, we entered into agreements with certain of our lenders under the Credit Agreement pursuant to which certain additional amendments were made to the Credit Agreement (collectively, the Credit Agreement, as amended as of July 13, 2023, is referred to herein as the “Amended Credit Agreement”). The Amended Credit Agreement required us to prepay or repurchase principal indebtedness under the Credit Facility in an amount equal to the US dollar equivalent of $93,000 at a discounted price of US$930 per US$1,000 (the “July 2023 Paydown”). In addition, the Amended Credit Agreement requires us to apply certain net proceeds from asset sales to prepay or repurchase principal indebtedness under the Credit Facility and receive principal reductions at, in certain circumstances, a discounted price of US$950 per US$1,000. The Amended Credit Agreement also includes, among other things, amendments to the minimum liquidity covenant such that the US$100,000 minimum ceased to apply concurrently with the July 2023 Paydown. The July 2023 Paydown was made on July 21, 2023.

On each of August 11, 2023 and September 14, 2023, pursuant to the terms of the Amended Credit Agreement, the Company repurchased additional outstanding principal amounts under the Credit Facility using certain net proceeds from completed asset sales (the “Second Quarter 2023 Paydowns”). The Second Quarter 2023 Paydowns resulted in an aggregate principal reduction of $73,313 (US$54,491) for a cash payment of $69,647 (US$51,766).

Private Placement – Unit Offering

On September 18, 2023, we entered into subscription agreements (the “Subscription Agreements”) with certain institutional investors (the “Investors”). Pursuant to the terms of the Subscription Agreements, we issued 22,929,468 units of the Company (the “Units”) to the Investors at a price per Unit of US$1.09 for aggregate gross proceeds of approximately US$25 million (the “Unit Offering”). Each Unit is comprised of one Canopy Growth common share and one common share purchase warrant (a “Warrant”). Each Warrant entitles the holder to acquire one Canopy Growth common share at a price per share equal to US$1.35 for a period of five years from the date of issuance. The Unit Offering closed on September 19, 2023.The Investors also held an over-allotment option to acquire up to an additional 22,929,468 Units at a price per Unit of US$1.09 for aggregate gross proceeds of approximately US$25 million at the discretion of the Investors at any time on or before November 2, 2023 (the “Over-Allotment Option”). The Over-Allotment Option was not exercised by the Investors and expired on November 2, 2023.

Part 2 - Results of Operations

The results of operations presented below reports the financial performance of the continuing operations of Canopy Growth in the three and six month periods ending September 30, 2023. Further to Note 4 in the Company’s accompanying financial statements, the BioSteel segment results for all periods prior to the September 14, 2023, being the effective date of deconsolidation as a result of the CCAA Proceedings, are classified as discontinued operations and therefore are excluded from continuing operations.

Discussion of Second Quarter of Fiscal 2024 Results of Operations

	Three months ended September 30,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2023	2022	$ Change	% Change
Selected consolidated financial information:
Net revenue	$69,595	$87,941	$(18,346)	(21%)
Gross margin percentage	34%	(1%)	-	3,500 bps
Net loss from continuing operations	$(148,162)	$(196,466)	$48,304	25%
Net loss from continuing operations attributable to Canopy Growth Corporation	$(148,162)	$(195,177)	$47,015	24%
Basic and diluted loss per share from continuing operations[1]	$(0.21)	$(0.41)	$0.20	49%

[1]For the three months ended September 30, 2023, the weighted average number of outstanding common shares, basic and diluted, totaled 716,294,433 (three months ended September 30, 2022 - 471,592,150).

Revenue

We report net revenue in four segments: (i) Canada cannabis; (ii) rest-of-world cannabis; (iii) Storz & Bickel; and (iv) This Works. Revenue derived from the remainder of our operations are included within "other". The following tables present segmented net revenue, by channel and by form, for the three months ended September 30, 2023 and 2022:

Revenue by Channel	Three months ended September 30,
(in thousands of Canadian dollars)	2023	2022	$ Change	% Change
Canada cannabis
Canadian adult-use cannabis
Business-to-business[1]	$24,016	$25,317	$(1,301)	(5%)
Business-to-consumer	-	12,772	(12,772)	(100%)
	24,016	38,089	(14,073)	(37%)
Canadian medical cannabis[2]	14,976	14,215	761	5%
	$38,992	$52,304	$(13,312)	(25%)

Rest-of-world cannabis[3]	$8,977	$10,552	$(1,575)	(15%)
Storz & Bickel	$11,991	$13,494	$(1,503)	(11%)
This Works	$7,074	$6,868	$206	3%
Other	2,561	4,723	(2,162)	(46%)

Net revenue	$69,595	$87,941	$(18,346)	(21%)

[1] Reflects excise taxes of $10,829 and other revenue adjustments, representing our determination of returns and pricing adjustments, of $500 for the three months ended September 30, 2023 (three months ended September 30, 2022 - excise taxes of $11,366 and other revenue adjustments of $353).

[2] Reflects excise taxes of $1,652 for the three months ended September 30, 2023 (three months ended September 30, 2022 - $1,130).
[3] Reflects other revenue adjustments of $70 for the three months ended September 30, 2023 (three months ended September 30, 2022 - $535).

Net revenue was $69.6 million in the second quarter of fiscal 2024, a decrease of $18.3 million as compared to $87.9 million in the second quarter of fiscal 2023.

Canada cannabis

Net revenue from our Canada cannabis segment was $39.0 million in the second quarter of fiscal 2024, as compared to $52.3 million in the second quarter of fiscal 2023.

Canadian adult-use cannabis net revenue was $24.0 million in the second quarter of fiscal 2024, as compared to $38.1 million in the second quarter of fiscal 2023.

•
Net revenue from the business-to-business channel was $24.0 million in the second quarter of fiscal 2024, as compared to $25.3 million in the second quarter of fiscal 2023. The year-over-year decrease is primarily attributable to the decline in the 7ACRES brand offset by the growth in the Tweed flower and pre-roll products.
•
Revenue from the adult-use business-to-consumer channel was $nil in the second quarter of fiscal 2024, as compared to $12.8 million in the second quarter of fiscal 2023. The year-over-year decrease is attributable to the divestiture of our retail business in Canada in the third quarter of fiscal 2023.

Canadian medical cannabis net revenue was $15.0 million in the second quarter of fiscal 2024, as compared to $14.2 million in the second quarter of fiscal 2023. The year-over-year increase is primarily attributable to an increase in the average size of medical orders placed by our customers due largely to a shift in our customer mix, and a larger assortment of cannabis product choices offered to our customers. These factors were partially offset by a year-over-year decrease in the total number of medical orders, which we believe is attributable to a greater number of medical patients procuring product from the adult-use market.

Rest-of-world cannabis

Rest-of-world cannabis revenue was $9.0 million in the second quarter of fiscal 2024, as compared to $10.6 million in the second quarter of fiscal 2023. The year-over-year decrease is attributable to:

•
A decline in our U.S. CBD business, primarily due to the continuing impact of our strategy shift to re-focus and refine our portfolio of product and brand offerings on premium products; and
•
Softness in the German medical cannabis market, offset by increased sales of medical cannabis in Australia.

Storz & Bickel

Revenue from Storz & Bickel was $12.0 million in the second quarter of fiscal 2024, as compared to $13.5 million in the second quarter of fiscal 2023. The year-over-year decrease is primarily attributable to timing of sales to distributors, partially offset by favorable foreign currency translations.

This Works

Revenue from This Works was $7.1 million in the second quarter of fiscal 2024, as compared to $6.9 million in the second quarter of fiscal 2023. The year-over-year increase is primarily attributable to an expanded product portfolio in our "Bodycare" line and continued success and strengthening sales velocity of our "In Transit" skincare product lineup, further supported by favorable foreign currency translations.

Cost of Goods Sold and Gross Margin

The following table presents cost of goods sold, gross margin and gross margin percentage on a consolidated basis for the three months ended September 30, 2023 and 2022:

	Three months ended September 30,
(in thousands of Canadian dollars except where indicated)	2023	2022	$ Change	% Change
Net revenue	$69,595	$87,941	$(18,346)	(21%)

Cost of goods sold	$46,169	$88,552	$(42,383)	(48%)
Gross margin	23,426	(611)	24,037	3,934%
Gross margin percentage	34%	(1%)	-	3,500 bps

Cost of goods sold was $46.2 million in the second quarter of fiscal 2024, as compared to $88.6 million in the second quarter of fiscal 2023. Our gross margin was $23.4 million in the second quarter of fiscal 2024, or 34% of net revenue, as compared to a gross margin of $(0.6) million and gross margin percentage of (1%) of net revenue in the second quarter of fiscal 2023. The year-over-year increase in the gross margin percentage is primarily attributable to:

•
Improvement in our Canada cannabis segment, primarily attributable to: (i) the realized benefit of our cost savings program and strategic changes to our business that were initiated in the fourth quarter of fiscal 2022 and the fourth quarter of fiscal 2023; (ii) a year-over-year decrease in write-downs of excess inventory; and (iii) opportunistic utilization of lower cost inputs;
•
A year-over-year decrease in restructuring charges, from $4.8 million in the second quarter of fiscal 2023 to $nil in the second quarter of fiscal 2024. In the second quarter of fiscal 2023, restructuring charges related primarily to inventory write-downs resulting from: (i) the strategic changes to our business that were initiated in the fourth quarter of fiscal 2022, including the shift to a contract manufacturing model for certain product format; and (ii) amounts deemed excess based on current and projected demand; and
•
Improvement in our Rest-of-world cannabis and This Works segments, primarily due to lower excess and obsolete inventory charges in the second quarter of fiscal 2024.

We report gross margin and gross margin percentage in four segments: (i) Canada cannabis; (ii) rest-of-world cannabis; (iii) Storz & Bickel; and (iv) This Works. Cost of sales associated with the remainder of our operations are included within "other". The following table presents segmented gross margin and gross margin percentage for the three months ended September 30, 2023 and 2022:

	Three months ended September 30,
(in thousands of Canadian dollars except where indicated)	2023	2022	$ Change	% Change
Canada cannabis segment
Net revenue	$38,992	$52,304	$(13,312)	(25%)
Cost of goods sold	24,871	59,956	(35,085)	(59%)
Gross margin	14,121	(7,652)	21,773	285%
Gross margin percentage	36%	(15%)		5,100 bps

Rest-of-world cannabis segment
Revenue	$8,977	$10,552	$(1,575)	(15%)
Cost of goods sold	6,286	11,884	(5,598)	(47%)
Gross margin	2,691	(1,332)	4,023	302%
Gross margin percentage	30%	(13%)		4,300 bps

Storz & Bickel segment
Revenue	$11,991	$13,494	$(1,503)	(11%)
Cost of goods sold	8,073	7,492	581	8%
Gross margin	3,918	6,002	(2,084)	(35%)
Gross margin percentage	33%	44%		(1,100) bps

This Works segment
Revenue	$7,074	$6,868	$206	3%
Cost of goods sold	3,688	4,565	(877)	(19%)
Gross margin	3,386	2,303	1,083	47%
Gross margin percentage	48%	34%		1,400 bps

Other
Revenue	$2,561	$4,723	$(2,162)	(46%)
Cost of goods sold	3,251	4,655	(1,404)	(30%)
Gross margin	(690)	68	(758)	(1,115%)
Gross margin percentage	(27%)	1%		(2,800) bps

Canada cannabis

Gross margin for our Canada cannabis segment was $14.1 million in the second quarter of fiscal 2024, or 36% of net revenue, as compared to $(7.7) million in the second quarter of fiscal 2023, or (15%) of net revenue. The year-over-year increase in the gross margin percentage was primarily attributable to: (i) the realized benefit of our cost savings program and strategic changes to our business that were initiated in the fourth quarter of fiscal 2022 and the fourth quarter of fiscal 2023; (ii) a year-over-year decrease in write-downs of excess inventory; and (iii) opportunistic utilization of lower cost inputs;

Rest-of-world cannabis

Gross margin for our rest-of-world cannabis segment was $2.7 million in the second quarter of fiscal 2024, or 30% of net revenue, as compared to $(1.3) million in the second quarter of fiscal 2023, or (13%) of net revenue. The year-over-year increase in the gross margin percentage is primarily attributable to our U.S. CBD business, due primarily to the year-over-year decrease in restructuring charges, as we recorded charges of $3.7 million in the second quarter of fiscal 2023 relating to inventory write-downs resulting from strategic changes to our business. These charges decreased to $nil in the second quarter of fiscal 2024.

Storz & Bickel

Gross margin for our Storz & Bickel segment was $3.9 million in the second quarter of fiscal 2024, or 33% of net revenue, as compared to $6.0 million in the second quarter of fiscal 2023, or 44% of net revenue. The year-over-year decrease in the gross margin percentage is driven primarily by lower revenues in the second quarter of fiscal 2024 as there is less variability in production costs for Storz & Bickel.

This Works

Gross margin for our This Works segment was $3.4 million in the second quarter of fiscal 2024, or 48% of net revenue, as compared to $2.3 million in the second quarter of fiscal 2023, or 34% of net revenue. The year-over-year increase in the gross margin percentage is primarily due to lower excess and obsolete inventory charges in the second quarter of fiscal 2024.

Operating Expenses

The following table presents operating expenses for the three months ended September 30, 2023 and 2022:

	Three months ended September 30,
(in thousands of Canadian dollars)	2023	2022	$ Change	% Change
Operating expenses
General and administrative	$19,024	$30,784	$(11,760)	(38%)
Sales and marketing	19,601	35,698	(16,097)	(45%)
Research and development	1,105	5,489	(4,384)	(80%)
Acquisition, divestiture, and other costs	10,488	14,006	(3,518)	(25%)
Depreciation and amortization	7,393	9,043	(1,650)	(18%)
Selling, general and administrative expenses	57,611	95,020	(37,409)	(39%)

Share-based compensation expense	2,717	9,573	(6,856)	(72%)

(Gain)/loss on asset impairment and restructuring	(29,895)	43,968	(73,863)	(168%)
Total operating expenses	$30,433	$148,561	$(118,128)	(80%)

Selling, general and administrative expenses

Selling, general and administrative expenses were $57.6 million in the second quarter of fiscal 2024, as compared to $95.0 million in the second quarter of fiscal 2023.

General and administrative expense was $19.0 million in the second quarter of fiscal 2024, as compared to $30.8 million in the second quarter of fiscal 2023. The year-over-year decrease is primarily attributable to the impact of the restructuring actions and cost savings programs initiated in the fourth quarters of both fiscal 2022 and fiscal 2023. We realized reductions relative to the second quarter of fiscal 2023 primarily in relation to: (i) compensation costs for finance, information technology, legal and other administrative functions; and (ii) a reduction in facilities and insurance costs.

Sales and marketing expense was $19.6 million in the second quarter of fiscal 2024, as compared to $35.7 million in the second quarter of fiscal 2023. The year-over-year decrease is primarily attributable to: (i) the divestiture of our retail business in Canada in the third quarter of fiscal 2023; (ii) cost reductions related to the previously-noted restructuring actions and cost savings programs, which resulted in a rationalization of our sales and marketing spending in certain areas of our business, particularly for our Canadian cannabis and U.S. CBD businesses, and a reduction in compensation costs.

Research and development expense was $1.1 million in the second quarter of fiscal 2024, as compared to $5.5 million in the second quarter of fiscal 2023. The year-over-year decrease is primarily attributable to cost reductions associated with the previously-noted restructuring actions and cost savings programs, as we: (i) continued to realize reductions in compensation costs and curtail research and development projects; and (ii) shifted to outsourced contract model for certain research and development projects.

Acquisition, divestiture, and other costs were $10.5 million in the second quarter of fiscal 2024, as compared to $14.0 million in the second quarter of fiscal 2023. In the second quarter of fiscal 2024, costs were incurred primarily in relation to:

•
Approximately $6.5 million of costs relating to the modification of the Credit Agreement that occurred in July 2023.
•
Approximately $1.8 million of legal and audit costs related to the restatement of our consolidated financial statements for the following previously filed periods: (i) audited consolidated financial statements for the fiscal year ended March 31, 2022, originally included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, and (ii) unaudited consolidated financial statements for the quarterly periods ended June 30, 2022, September 30, 2022 and December 31, 2022, originally included in the our Quarterly Reports on Form 10-Q for such quarterly periods, in connection with the correction of material misstatement arising from an internal review of financial reporting matters related to sales in the BioSteel business unit that were accounted for incorrectly, and the filing of our Annual Report on Form 10-K for the fiscal years ended March 31, 2023 and 2022 in June 2023; and
•
The Reorganization, including the creation of Canopy USA, as described above under “Recent Developments”.

Comparatively, in the second quarter of fiscal 2023, costs were incurred primarily in relation to the Reorganization, the planned divestiture of certain of our corporate-owned retail stores, and evaluating other potential acquisition opportunities.

Depreciation and amortization expense was $7.4 million in the second quarter of fiscal 2024, as compared to $9.0 million in the second quarter of fiscal 2023. The year-over-year decrease is primarily attributable to: (i) the previously-noted restructuring actions and cost savings programs, including the closure of certain of our Canadian facilities and other operational changes to implement cultivation-related efficiencies and improvements in the Canadian adult-use cannabis business; and (ii) the divestiture of our retail business in Canada in the third quarter of fiscal 2023.

Share-based compensation expense

Share-based compensation expense was $2.7 million in the second quarter of fiscal 2024, as compared to $9.6 million in the second quarter of fiscal 2023. The year-over-year decrease is primarily attributable to the impact of our previously-noted restructuring actions, which resulted in forfeitures of stock options, restricted share units and performance units and results in lower relative expenses in future periods. While 24.0 million stock options were granted in the first quarter of fiscal 2024 and 15.1 million restricted share units were granted in the second quarter of fiscal 2024, the associated expense relating to both items partially offset the decrease noted.

(Gain)/loss on asset impairment and restructuring

(Gain)/loss on asset impairment and restructuring recorded in operating expenses were $(29.9) million in the second quarter of fiscal 2024, as compared to $44.0 million in the second quarter of fiscal 2023.

Gain on asset impairment and restructuring recorded in the second quarter of fiscal 2024 were primarily related to a gain on the sale of our production facility at 1 Hershey Drive in Smiths Falls, Ontario. The gain is due to the sale proceeds exceeding the carrying value that was previously impaired at March 31, 2023. This reversal was partially offset by various incremental impairment losses and other costs associated with the restructuring of our Canadian cannabis operations that were initiated in the three months ended March 31, 2023.

Comparatively, in the second quarter of fiscal 2023, the loss on asset impairment and restructuring were primarily related to:

•
Impairment losses associated with the planned divestiture of our Canadian retail operations, as we recorded write-downs of property, plant and equipment, operating licenses and brand intangible assets, right-of-use assets, and certain other assets due to the excess of their carrying values over their estimated fair values;
•
Incremental costs primarily associated with the restructuring actions completed in fiscal 2022, including the closure of certain of our Canadian production facilities; and
•
Goodwill impairment losses of $2.3 million associated with our This Works reporting unit, respectively (refer to “Impairment of Goodwill” in “Critical Accounting Policies and Estimates” section below), and asset impairment charges relating to certain acquired brand intangible assets.

Other

The following table presents other income (expense), net, and income tax expense for the three months ended September 30, 2023 and 2022:

	Three months ended September 30,
(in thousands of Canadian dollars)	2023	2022	$ Change	% Change
Other income (expense), net	(128,334)	(39,074)	(89,260)	(228%)
Income tax expense	(12,821)	(8,220)	(4,601)	(56%)

Other income (expense), net

Other income (expense), net was an expense amount of $128.3 million in the second quarter of fiscal 2024, as compared to an expense amount of $39.1 million in the second quarter of fiscal 2023. The year-over-year change of $89.3 million is primarily attributable to:

•
Change of $82.2 million related to non-cash fair value changes on our other financial assets, from an expense amount of $0.1 million in the second quarter of fiscal 2023 to an expense of $82.3 million in the second quarter of fiscal 2024. The expense amount recognized in the second quarter of fiscal 2024 is primarily attributable to fair value decreases relating to our investments in:
o
The Wana financial instrument, in the amount of $43.6 million, which was attributable primarily to changes in expectations of the future cash flows to be generated by Wana;
o
The Acreage financial instrument, in the amount of $23.4 million. On a quarterly basis, we determine the fair value of the Acreage financial instrument using a probability-weighted expected return model, incorporating several potential scenarios and outcomes associated with the Acreage Amended Arrangement. The fair value decrease in the second quarter of fiscal 2024 is primarily attributable to an increase of approximately 106% in our share price during the second quarter of fiscal 2024, relative to an increase of approximately 191% in Acreage’s share price during that same period. As a result, the model at September 30, 2023 reflects both a higher estimated value of the Canopy Growth common shares expected to be issued upon a Triggering Event, and a higher estimated value of the Acreage shares expected to be acquired at that time. In the second quarter of fiscal 2024, the relative share price movements resulted in a decrease in the value of the Acreage financial instrument;
o
The Acreage Hempco debenture, in the amount of $19.5 million, which was attributable primarily to changes in expected future cash flows to be received; and
o
The Jetty financial instrument, in the amount of $17.3 million, which was attributable primarily to changes in the expectations of the future cash flows to be generated by Jetty.

These fair value decreases were partially offset by a fair value increases related to our investments in:

o
The TerrAscend Exchangeable Shares, in the amount of $13.2 million, primarily attributable to an increase of approximately 17% in TerrAscend’s share price during the second quarter of fiscal 2024; and
o
The New Warrants, in the amount of $7.2 million, primarily attributable to an increase of approximately 17% in TerrAscend’s share price during the second quarter of fiscal 2024.

Comparatively, the expense amount in the second quarter of fiscal 2023 was primarily attributable to fair value decreases relating to our investments in: (i) the TerrAscend Exchangeable Shares ($37.5 million); ii) the secured debentures issued by TerrAscend Canada and Arise Bioscience and associated Prior Warrants (totaling $6.6 million); and (iii) the TerrAscend Option ($1.1 million), which were all driven largely by a decrease of approximately 40% in TerrAscend’s share price in the second quarter of fiscal 2023. This was offset by the increase in the fair value of our investment in: the Wana financial instrument of $34.8 million, due primarily to changes in expectations of the future cash flows to be generated by Wana; and the Acreage financial instrument of $12.0 million, due primarily to the relative share prices of Acreage and Canopy Growth.

•
Decrease of $21.7 million related to charges associated with the settlement of our debt, from an income amount of $14.5 million in the second quarter of fiscal 2023 to an expense amount of $7.3 million in the second quarter of fiscal 2024. In the second quarter of fiscal 2024 we recognized charges of $7.3 million, primarily in connection with principal repayments on the Credit Facility. The Second Quarter 2023 Paydowns resulted in a principal reduction of $73,313 (US$54,491) for a cash payment of $69,647 (US$51,766) and included write-offs of the related deferred financing costs. Comparatively, in the second quarter of fiscal 2023, we recognized charges in the amount of $14.5 million in connection with the acquisition and cancellation, by Canopy Growth, of approximately $262.6 million of aggregate principal amount of Canopy Notes from certain Noteholders for an aggregate purchase price of $260.0 million, in exchange for Canopy Growth common shares (the “2022 Exchange Transaction”). These charges primarily include: (i) the recognition of a derivative liability in connection with the incremental Canopy Growth common shares that were potentially issuable as at June 30, 2022 at the volume-weighted average trading price of our common shares on the Nasdaq Global Select Market for the 10 consecutive trading days beginning on, and including, June 30, 2022, being US$2.6245, on the second tranche closing on July 18, 2022, pursuant to the exchange agreements entered into with the Noteholders (the “2022 Exchange Agreements”); partially offset by (ii) the release of amounts recorded in accumulated other comprehensive income in relation to the credit risk fair value adjustment associated with the portion of the Canopy Notes that were acquired and cancelled on June 30, 2022.

•
Increase in expense of $13.3 million related to non-cash fair value changes on our debt, from $13.8 million in the second quarter of fiscal 2023 to $27.1 million in the second quarter of fiscal 2024. The year-over-year change is driven by the fair value change of the unsecured senior notes prior to redemption in July 2023, the fair value changes on the CBI Note, and the fair value changes on the unsecured non-interest bearing convertible debentures.

•
Decrease in non-cash income of $0.9 million related to fair value changes on the warrant derivative liability associated with the warrants held by a wholly-owned subsidiary of CBI to acquire 38,454,444 common shares of Canopy Growth at a price of $76.68 per common share (the “Tranche B Warrants”), from an income amount of $0.9 million in the second quarter of fiscal

2023 to a fair value change of $nil in the second quarter of fiscal 2024. The fair value change of $nil in the second quarter of fiscal 2024 is the result of the fair value of the warrant derivative liability decreasing to $nil in the fourth quarter of fiscal 2023, and remaining at $nil in the second quarter of fiscal 2024 as our share price declined approximately 106% in the period. Comparatively, the income amount recognized in the second quarter of fiscal 2023 of $0.9 million, associated with a decrease in the fair value of the warrant derivative liability, was primarily attributable to our share price increasing by approximately 2% during the second quarter of fiscal 2023, further impacted by an increase in the risk-free interest rate and a shorter expected time to maturity of the Tranche B Warrants.

•
Increase in non-cash income of $20.0 million related to fair value changes on acquisition related contingent consideration and other, from an expense amount of $16.3 million in the second quarter of fiscal 2023 to an income amount of $3.7 million in the second quarter of fiscal 2024. These fair value changes relate primarily to the estimated deferred payments associated with our investment in Wana, with the fair value changes in both periods primarily associated with changes in expectations of future cash flows to be generated by Wana.

Income tax expense

Income tax expense in the second quarter of fiscal 2024 was $12.8 million, compared to income tax expense of $8.2 million in the second quarter of fiscal 2023. In the second quarter of fiscal 2024, income tax expense consisted of deferred income tax expense of $12.5 million (compared to an expense of $6.4 million in the second quarter of fiscal 2023) and current income tax expense of $0.3 million (compared to an expense of $1.8 million in the second quarter of fiscal 2023).

The increase of $6.1 million in the deferred income tax expense is primarily a result of (i) increase in the amount of settlements of the Canopy Notes, and (ii) decrease in the change in deferred tax liabilities that arose in connection with the required revaluation of the accounting carrying value, but not the tax basis, of property, plant and equipment, intangible assets, and other financial assets.

The decrease of $1.5 million in current income tax expense arose primarily as a result of the reduction in the number of legal entities that generated income for tax purposes.

Net Loss from Continuing Operations

The net loss in the second quarter of fiscal 2024 was $148.2 million, as compared to a net loss of $196.5 million in the second quarter of fiscal 2023. The year-over-year decrease in the net loss is primarily attributable to: (i) the year-over-year change from a loss on asset impairment and restructuring to a gain on asset impairment and restructuring; (ii) the year-over-year change in other income (expense), net, of $89.3 million; and (iii) the decrease in selling, general and administrative expenses. These variances are described above.

Adjusted EBITDA (Non-GAAP Measure)

Our “Adjusted EBITDA” is a non-GAAP measure used by management that is not defined by U.S. GAAP and may not be comparable to similar measures presented by other companies. Management calculates Adjusted EBITDA as the reported net income (loss), adjusted to exclude income tax recovery (expense); other income (expense), net; loss on equity method investments; share-based compensation expense; depreciation and amortization expense; (gain)/loss on asset impairment and restructuring; restructuring costs recorded in cost of goods sold; and charges related to the flow-through of inventory step-up on business combinations, and further adjusted to remove acquisition, divestiture, and other costs. Asset impairments related to periodic changes to our supply chain processes are not excluded from Adjusted EBITDA given their occurrence through the normal course of core operational activities. Accordingly, management believes that Adjusted EBITDA provides meaningful and useful financial information, as this measure demonstrates the operating performance of businesses.

The following table presents Adjusted EBITDA for the three months ended September 30, 2023 and 2022:

	Three months ended September 30,
(in thousands of Canadian dollars)	2023	2022	$ Change	% Change
Net loss from continuing operations	$(148,162)	$(196,466)	$48,304	25%
Income tax expense	12,821	8,220	4,601	56%
Other (income) expense, net	128,334	39,074	89,260	228%
Share-based compensation	2,717	9,573	(6,856)	(72%)
Acquisition, divestiture, and other costs	10,488	14,006	(3,518)	(25%)
Depreciation and amortization[1]	12,530	20,427	(7,897)	(39%)
(Gain)/loss on asset impairment and restructuring	(29,895)	43,968	(73,863)	(168%)
Restructuring costs recorded in cost of goods sold	(689)	4,822	(5,511)	(114%)
Adjusted EBITDA	$(11,856)	$(56,376)	$44,520	79%
[1] From Consolidated Statements of Cash Flows.

The Adjusted EBITDA loss in the second quarter of fiscal 2024 was $11.9 million, as compared to an Adjusted EBITDA loss of $56.4 million in the second quarter of fiscal 2023. The year-over-year decrease in Adjusted EBITDA loss is primarily attributable to the year-over-year increase in our gross margin, and the year-over-year decrease in our selling, general and administrative expenses.

Discussion of Results of Operation for the Six Months Ended September 30, 2023

	Six months ended September 30,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2023	2022	$ Change	% Change
Selected consolidated financial information:
Net revenue	$145,853	$180,168	$(34,315)	(19%)
Gross margin percentage	25%	(2%)	-	2,700 bps
Net loss	$(158,731)	$(2,265,601)	$2,106,870	93%
Net loss attributable to Canopy Growth Corporation	$(158,731)	$(2,264,807)	$2,106,076	93%
Basic and diluted loss per share[1]	$(0.25)	$(5.21)	$4.96	95%

[1]For the six months ended September 30, 2023, the weighted average number of outstanding common shares, basic and diluted, totaled 633,830,000 (six months ended September 30, 2022 - 435,229,653).

Revenue

We report net revenue in four segments: (i) Canada cannabis; (ii) rest-of-world cannabis; (iii) Storz & Bickel; and (iv) This Works. Revenue derived from the remainder of our operations are included within "other". The following tables present segmented net revenue, by channel and by form, for the six months ended September 30, 2023 and 2022:

Revenue by Channel	Six months ended September 30,
(in thousands of Canadian dollars)	2023	2022	$ Change	% Change
Canada cannabis
Canadian adult-use cannabis
Business-to-business[1]	$48,205	$51,857	$(3,652)	(7%)
Business-to-consumer	-	25,207	(25,207)	(100%)
	48,205	77,064	(28,859)	(37%)
Canadian medical cannabis net revenue[2]	29,401	27,655	1,746	6%
	$77,606	$104,719	$(27,113)	(26%)

Rest-of-world cannabis[3]	$19,139	$24,333	$(5,194)	(21%)
Storz & Bickel	$30,064	$29,137	$927	3%
This Works	$13,091	$12,388	$703	6%
Other	5,953	9,591	(3,638)	(38%)

Net revenue	$145,853	$180,168	$(34,315)	(19%)

[1]Reflects excise taxes of $21,855 and other revenue adjustments, representing our determination of returns and pricing adjustments, of $1,370 for the six months ended September 30, 2023 (six months ended September 30, 2022 - excise taxes of $22,957 and other revenue adjustments of $903).

[2] Reflects excise taxes of $3,012 for the six months ended September 30, 2023 (six months ended September 30, 2022 - $2,286).
[3] Reflects other revenue adjustments of $137 for the six months ended September 30, 2023 (six months ended September 30, 2022 - $1,201).

Net revenue was $145.9 million in the six months ended September 30, 2023, a decrease of $34.3 million as compared to $180.2 million in the six months ended September 30, 2022.

Canada cannabis

Net revenue from our Canada cannabis segment was $77.6 million in the six months ended September 30, 2023, as compared to $104.7 million in the six months ended September 30, 2022.

Canadian adult-use cannabis net revenue was $48.2 million in the six months ended September 30, 2023, as compared to $77.1 million in the six months ended September 30, 2022.

•
Net revenue from the business-to-business channel was $48.2 million in the six months ended September 30, 2023, as compared to $51.9 million in the six months ended September 30, 2022. The year-over-year decrease is primarily attributable to lower sales volumes across our premium and value-priced categories which, for the value-priced category, is largely the result of a strategy shift. For the premium category, the decrease is primarily attributable to supply chain constraints and shortages of in-demand flower. This decrease was partially offset by increased sales of our mainstream brands, primarily resulting from improved product attributes and new products introduced under the Tweed brand.
•
Revenue from the adult-use business-to-consumer channel was $nil in the six months ended September 30, 2023, as compared to $25.2 million in the six months ended September 30, 2022. The year-over-year decrease is attributable to the divestiture of our retail business in Canada in the third quarter of fiscal 2023.

Canadian medical cannabis net revenue was $29.4 million in the six months ended September 30, 2023, as compared to $27.7 million in the six months ended September 30, 2022. The year-over-year increase is primarily attributable to an increase in the average size of medical orders placed by our customers due largely to a shift in our customer mix, and a larger assortment of cannabis product choices offered to our customers. These factors were partially offset by a year-over-year decrease in the total number of medical orders, which we believe is attributable to a greater number of medical patients procuring product from the adult-use market.

Rest-of-world cannabis

Rest-of-world cannabis revenue was $19.1 million in the six months ended September 30, 2023, as compared to $24.3 million in the six months ended September 30, 2022. The year-over-year decrease is attributable to:

•
A decline in our U.S. CBD business, primarily due to: (i) the opportunistic sale, in the first quarter of fiscal 2023, of bulk crude CBD resin which did not recur in the first quarter of fiscal 2024; and (ii) the continuing impact of our strategy shift to re-focus and refine our portfolio of product and brand offerings on premium products;
•
Bulk cannabis sales, predominantly to Israel, in the amount of $4.2 million recognized in the first six months of fiscal 2023, which did not recur in the first six months of fiscal 2024; and
•
Softness in the German medical cannabis market, offset by increased sales of medical cannabis in Australia.

Storz & Bickel

Revenue from Storz & Bickel was $30.1 million in the six months ended September 30, 2023, as compared to $29.1 million in the six months ended September 30, 2022. The year-over-year increase is primarily attributable to the expansion of our distribution and retail channels in the United States, helped by favorable foreign currency translation and partially offset by timing of sales to distributors.

This Works

Revenue from This Works was $13.1 million in the six months ended September 30, 2023, as compared to $12.4 million in the six months ended September 30, 2022. The year-over-year increase is primarily attributable to an expanded product portfolio in our "Bodycare" line and continued success and strengthening sales velocity of our "In Transit" skincare product lineup, further supported by favorable foreign currency translations.

Cost of Goods Sold and Gross Margin

The following table presents cost of goods sold, gross margin and gross margin percentage on a consolidated basis for the six months ended September 30, 2023 and 2022:

	Six months ended September 30,
(in thousands of Canadian dollars except where indicated)	2023	2022	$ Change	% Change
Net revenue	$145,853	$180,168	$(34,315)	(19%)

Cost of goods sold	$108,665	$184,604	$(75,939)	(41%)
Gross margin	37,188	(4,436)	41,624	938%
Gross margin percentage	25%	(2%)	-	2,700 bps

Cost of goods sold was $108.7 million in the six months ended September 30, 2023, as compared to $184.6 million in the six months ended September 30, 2022. Our gross margin was $37.2 million in the six months ended September 30, 2023, or 25% of net revenue, as compared to a gross margin of $(4.4) million and gross margin percentage of (2%) of net revenue in the six months ended September 30, 2022. The year-over-year increase in the gross margin percentage is primarily attributable to:

•
Improvement in our Canada cannabis segment, primarily attributable to: (i) the realized benefit of our cost savings program and strategic changes to our business that were initiated in the fourth quarter of fiscal 2022 and the fourth quarter of fiscal 2023; (ii) a year-over-year decrease in write-downs of excess inventory; and (iii) capturing of value from previously identified excess inventory;
•
A year-over-year decrease in restructuring charges, from $8.1 million in the first quarter of fiscal 2023 to $nil in the first quarter of fiscal 2024. In the first six months of fiscal 2023, restructuring charges related primarily to inventory write-downs resulting from: (i) the strategic changes to our business that were initiated in the fourth quarter of fiscal 2022, including the shift to a contract manufacturing model for certain product format; and (ii) amounts deemed excess based on current and projected demand; and
•
Improvement in our Rest-of-world cannabis and This Works segments, primarily due to lower excess and obsolete inventory charges in the second quarter of fiscal 2024.

The factors above, resulting in a year-over-year increase in our gross margin percentage, were partially offset by a decrease in the amount of payroll subsidies received from the Canadian government pursuant to a COVID-19 relief program, from $1.6 million in the six months ended September 30, 2022 to $nil in the six months ended September 30, 2023.

We report gross margin and gross margin percentage in four segments: (i) Canada cannabis; (ii) rest-of-world cannabis; (iii) Storz & Bickel; and (iv) This Works. Cost of sales associated with the remainder of our operations are included within "other". The following table presents segmented gross margin and gross margin percentage for the six months ended September 30, 2023 and 2022:

	Six months ended September 30,
(in thousands of Canadian dollars except where indicated)	2023	2022	$ Change	% Change
Canada cannabis segment
Net revenue	$77,606	$104,719	$(27,113)	(26%)
Cost of goods sold	63,980	124,904	(60,924)	(49%)
Gross margin	13,626	(20,185)	33,811	168%
Gross margin percentage	18%	(19%)		3,700 bps

Rest-of-world cannabis segment
Revenue	$19,139	$24,333	$(5,194)	(21%)
Cost of goods sold	12,967	25,825	(12,858)	(50%)
Gross margin	6,172	(1,492)	7,664	514%
Gross margin percentage	32%	(6%)		3,800 bps

Storz & Bickel segment
Revenue	$30,064	$29,137	$927	3%
Cost of goods sold	18,439	17,514	925	5%
Gross margin	11,625	11,623	2	0%
Gross margin percentage	39%	40%		(100) bps

This Works segment
Revenue	$13,091	$12,388	$703	6%
Cost of goods sold	6,810	7,438	(628)	(8%)
Gross margin	6,281	4,950	1,331	27%
Gross margin percentage	48%	40%		800 bps

Other
Revenue	$5,953	$9,591	$(3,638)	(38%)
Cost of goods sold	6,469	8,923	(2,454)	(28%)
Gross margin	(516)	668	(1,184)	(177%)
Gross margin percentage	(9%)	7%		(1,600) bps

Canada cannabis

Gross margin for our Canada cannabis segment was $13.6 million in the six months ended September 30, 2023, or 18% of net revenue, as compared to $(20.2) million in the six months ended September 30, 2022, or (19%) of net revenue. The year-over-year increase in the gross margin percentage was primarily attributable to: (i) the realized benefit of our cost savings program and strategic changes to our business that were initiated in the fourth quarter of fiscal 2022 and the fourth quarter of fiscal 2023; (ii) a year-over-year decrease in write-downs of excess inventory; and (iii) capturing of value from previously identified excess inventory. These increases were partially offset by a decrease in the amount of payroll subsidies received from the Canadian government pursuant to a COVID-19 relief program, from $1.6 million in the six months ended September 30, 2022 to $nil in the six months ended September 30, 2023.

Rest-of-world cannabis

Gross margin for our rest-of-world cannabis segment was $6.2 million in the six months ended September 30, 2023, or 32% of net revenue, as compared to $(1.5) million in the six months ended September 30, 2022, or (6%) of net revenue. The year-over-year increase in the gross margin percentage is primarily attributable to an improvement in our U.S. CBD business, due primarily to the year-over-year decrease in restructuring charges, as we recorded charges of $7.0 million in the six months ended September 30, 2022 relating to inventory write-downs resulting from strategic changes to our business. These charges decreased to $nil in the six months ended September 30, 2023 and the realized benefit of our cost savings program and the strategic changes made to our business, including the shift to a contract manufacturing model for certain product formats and the re-focusing of our U.S. CBD product and brand portfolio.

Partially offsetting the above was a shift in the business mix as compared to the six months ended September 30, 2022 resulting from higher sales in lower-margin geographies relative to the six months ended September 30, 2022.

Storz & Bickel

Gross margin for our Storz & Bickel segment was $11.6 million in the six months ended September 30, 2023, or 39% of net revenue, as compared to $11.6 million in the six months ended September 30, 2022, or 40% of net revenue. Gross margins were broadly consistent on a year-over-year basis.

This Works

Gross margin for our This Works segment was $6.3 million in the six months ended September 30, 2023, or 48% of net revenue, as compared to $5.0 million in the six months ended September 30, 2022, or 40% of net revenue. The year-over-year increase in the gross margin percentage is primarily due to lower excess and obsolete inventory charges in the six months ended September 30, 2023.

Operating Expenses

The following table presents operating expenses for the six months ended September 30, 2023 and 2022:

	Six months ended September 30,
(in thousands of Canadian dollars)	2023	2022	$ Change	% Change
Operating expenses
General and administrative	$43,164	$58,555	$(15,391)	(26%)
Sales and marketing	40,352	73,723	(33,371)	(45%)
Research and development	2,457	12,442	(9,985)	(80%)
Acquisition-related costs	19,392	18,199	1,193	7%
Depreciation and amortization	15,009	18,902	(3,893)	(21%)
Selling, general and administrative expenses	120,374	181,821	(61,447)	(34%)

Share-based compensation expense	6,434	14,838	(8,404)	(57%)

(Gain)/loss on asset impairment and restructuring	(27,961)	1,771,953	(1,799,914)	(102%)
Total operating expenses	$98,847	$1,968,612	$(1,869,765)	(95%)

Selling, general and administrative expenses

Selling, general and administrative expenses were $120.4 million in the six months ended September 30, 2023, as compared to $181.8 million in the six months ended September 30, 2022.

General and administrative expense was $43.2 million in the six months ended September 30, 2023, as compared to $58.6 million in the six months ended September 30, 2022. The year-over-year decrease is primarily attributable to the impact of the restructuring actions and cost savings programs initiated in the fourth quarters of both fiscal 2022 and fiscal 2023. We realized reductions relative to the six months ended September 30, 2023 primarily in relation to: (i) compensation costs for finance, information technology, legal and other administrative functions; and (ii) a reduction in facilities and insurance costs. The decrease noted above was partially offset by a year-over-year decrease in the amount of payroll subsidies received from the Canadian government pursuant to a COVID-19 relief program, from $2.9 million received in the six months ended September 30, 2022 to $nil in the six months ended September 30, 2023.

Sales and marketing expense was $40.4 million in the six months ended September 30, 2023, as compared to $73.7 million in the six months ended September 30, 2022. The year-over-year decrease is primarily attributable to: (i) the divestiture of our retail business in Canada in the third quarter of fiscal 2023; (ii) cost reductions related to the previously-noted restructuring actions and cost savings programs, which resulted in a rationalization of our sales and marketing spending in certain areas of our business, particularly for our Canadian cannabis and U.S. CBD businesses, and a reduction in compensation costs.

Research and development expense was $2.5 million in the six months ended September 30, 2023, as compared to $12.4 million in the six months ended September 30, 2022. The year-over-year decrease is primarily attributable to cost reductions associated with the previously-noted restructuring actions and cost savings programs, as we: (i) continued to realize reductions in compensation costs and curtail research and development projects; and (ii) shifted to outsourced contract model for certain research and development projects.

Acquisition, divestiture, and other costs were $19.4 million in the six months ended September 30, 2023, as compared to $18.2 million in the six months ended September 30, 2022. In the six months ended September 30, 2023, costs were incurred primarily in relation to:

•
Approximately $6.5 million of costs relating to the modification of the Credit Agreement that occurred in July 2023.
•
Approximately $6.8 million of legal and audit costs related to the restatement of our consolidated financial statements for the following previously filed periods: (i) audited consolidated financial statements for the fiscal year ended March 31, 2022, originally included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, and (ii) unaudited consolidated financial statements for the quarterly periods ended June 30, 2022, September 30, 2022 and December 31, 2022, originally included in the our Quarterly Reports on Form 10-Q for such quarterly periods, in connection with the correction of material misstatement arising from an internal review of financial reporting matters related to sales in the BioSteel business unit that were accounted for incorrectly, and the filing of our Annual Report on Form 10-K for the fiscal years ended March 31, 2023 and 2022 in June 2023; and
•
The Reorganization, including the creation of Canopy USA, as described above under “Recent Developments”.

Comparatively, in the six months ended September 30, 2022, costs were incurred primarily in relation to the Reorganization and the planned divestiture of certain of our corporate-owned retail stores, and evaluating other potential acquisition opportunities.

Depreciation and amortization expense was $15.0 million in the six months ended September 30, 2023, as compared to $18.9 million in the six months ended September 30, 2022. The year-over-year decrease is primarily attributable to: (i) the previously-noted restructuring actions and cost savings programs, including the closure of certain of our Canadian facilities and other operational changes to implement cultivation-related efficiencies and improvements in the Canadian adult-use cannabis business; and (ii) the divestiture of our retail business in Canada in the third quarter of fiscal 2023.

Share-based compensation expense

Share-based compensation expense was $6.4 million in the six months ended September 30, 2023, as compared to $14.8 million in the six months ended September 30, 2022. The year-over-year decrease is primarily attributable to the impact of our previously-noted restructuring actions, which resulted in forfeitures of stock options, restricted share units and performance units and results in lower relative expenses in future periods. While 24.0 million stock options were granted in the first quarter of fiscal 2024 and 15.1 million restricted share units were granted in the second quarter of fiscal 2024, the associated expense relating to both items partially offset the decrease noted. However, the impact was limited because the stock options and restricted share units were only issued part-way through the period.

(Gain)/loss on asset impairment and restructuring

(Gain)/loss on asset impairment and restructuring recorded in operating expenses were $(28.0) million in the six months ended September 30, 2023, as compared to $1.8 billion in the six months ended September 30, 2022.

Gain on asset impairment and restructuring recorded in the six months ended September 30, 2023 were primarily related a gain on the sale of our production facility at 1 Hershey Drive in Smiths Falls, Ontario. The gain is due to the sale proceeds exceeding the carrying value that was previously impaired at March 31, 2023. This reversal was partially offset by various incremental impairment losses and other costs associated with the restructuring of our Canadian cannabis operations that were initiated in the three months ended March 31, 2023.

Comparatively, in the six months ended September 30, 2022, the loss on asset impairment and restructuring were primarily related to:

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

Other

The following table presents other income (expense), net, and income tax expense for the six months ended September 30, 2023 and 2022:

	Six months ended September 30,
(in thousands of Canadian dollars)	2023	2022	$ Change	% Change
Other income (expense), net	(82,233)	(280,584)	198,351	71%
Income tax expense	(14,839)	(11,969)	(2,870)	(24%)

Other income (expense), net

Other income (expense), net was an expense amount of $82.2 million in the six months ended September 30, 2023, as compared to an expense amount of $280.6 million in the six months ended September 30, 2022. The year-over-year change of $198.4 million is primarily attributable to:

•
Change of $283.8 million related to non-cash fair value changes on our other financial assets, from an expense amount of $300.9 million in the six months ended September 30, 2022 to $17.2 million in the six months ended September 30, 2023. The expense amount recognized in the six months ended September 30, 2023 is primarily attributable to fair value decreases relating to our investments in:
o
The Wana financial instrument, in the amount of $49.1 million, primarily attributable to changes in expectations of future cash flows to be generated by Wana;
o
The Jetty financial instrument, in the amount of $17.3 million, primarily attributable to changes in expectations of future cash flows to be generated by Jetty; and
o
The Acreage Hempco debenture, in the amount of $17.9 million, primarily attributable to changes in expectations of future cash flows to be received.

These fair value decreases were partially offset by fair value increases primarily attributable to our investments in:

o
The Acreage financial instrument, in the amount of $21.3 million. On a quarterly basis, we determine the fair value of the Acreage financial instrument using a probability-weighted expected return model, incorporating several potential scenarios and outcomes associated with the Acreage Amended Arrangement. The fair value increase in the six months ended September 30, 2023 is primarily attributable to a decrease of approximately 56% in our share price during the six months ended September 30, 2023, relative to a decrease of approximately 29% in Acreage’s share price during that same period. As a result, the model at September 30, 2023 reflects both a lower estimated value of the Canopy Growth common shares expected to be issued upon a Triggering Event, and a lower estimated value of the Acreage shares expected to be acquired at that time. In the six months ended September 30, 2023, the relative share price movements resulted in an increase in the value of the Acreage financial instrument;
o
The TerrAscend Exchangeable Shares, in the amount of $33.1 million, primarily attributable to an increase of approximately 35% in TerrAscend’s share price during the six months ended September 30, 2023; and
o
The New Warrants, in the amount of $13.2 million, primarily attributable to an increase of approximately 35% in TerrAscend’s share price during the six months ended September 30, 2023.

Comparatively, the expense amount in the six months ended September 30, 2022 was primarily attributable to fair value decreases relating to our investments in: (i) the TerrAscend Exchangeable Shares ($175.5 million); (ii) the secured debentures issued by TerrAscend Canada and Arise Bioscience and associated Prior Warrants (totaling $68.6 million); and (iii) the TerrAscend Option ($4.9 million), which were all driven largely by a decrease of approximately 75% in TerrAscend’s share price in the six months ended September 30, 2022. Additionally, the fair value of our investment in the Wana financial instrument decreased $119.2 million, due primarily to changes in expectations of the future cash flows to be generated by Wana. The fair value decreases were partially offset by a fair value increase related to the Acreage financial instrument in the amount of $72.0 million, as described below in our discussion of the fair value changes on the liability arising from the Acreage Amended Arrangement.

•
Increase of $7.9 million related to charges associated with the settlement of our debt, from $4.7 million expense in the six months ended September 30, 2022 to $12.6 million expense in the six months ended September 30, 2023. In the six months ended September 30, 2023 we recognized charges of $12.6 million, primarily in connection with the conversion of the Convertible Debentures (as described above under “Recent Developments”) into Canopy Growth common shares at a conversion price of 92.5% of the volume-weighted average price of our common shares during the three consecutive trading days ending on the business day immediately prior to the date of conversion and the Second Quarter 2023 Paydowns which resulted in a principal reduction of $73,313 (US$54,491) for a cash payment of $69,647 (US$51,766) and included write-offs of the related deferred financing costs. These charges were partially offset by a gain recognized upon the second payment made in connection with the Paydown on April 17, 2023 (also as described above under “Recent Developments”), as we repaid $125.6 million (US$93.8 million) of the principal amount outstanding under the Credit Agreement at a discounted price of US$930 per US$1,000. Comparatively, in the six months ended September 30, 2022, we recognized charges in the amount of $4.7 million in connection with the Exchange Transaction. These charges primarily include: (i) the recognition of, and fair value changes through to the Final Closing on, a derivative liability in connection with the incremental common shares that were potentially issuable as at June 30, 2022 at the Averaging Price on the Final Closing, pursuant to the Exchange Agreements; and (ii) professional fees associated with the Exchange Transaction. These charges were partially offset by the release of amounts recorded in accumulated other comprehensive income in relation to the credit risk fair value adjustment associated with the portion of the Notes that were acquired and cancelled in June and July 2022.

•
Change of $1.8 million related to non-cash fair value changes on our debt, from an expense amount of $23.4 million in the six months ended September 30, 2022 to an expense amount of $25.2 million in the six months ended September 30, 2023. The year-over-year change, is primarily attributable to the fair value changes on the unsecured non-interest bearing convertible debentures, partially offset by the fair value changes on the CBI Note, and the fair value change of the unsecured senior notes prior to redemption in July 2023; compared to the fair value change of the unsecured senior notes in the six months ended September 30, 2022.

•
Decrease in non-cash income of $26.2 million related to fair value changes on the warrant derivative liability associated with the Tranche B Warrants, from an income amount of $26.2 million in the six months ended September 30, 2022 to a fair value change of $nil in the six months ended September 30, 2023. The fair value change of $nil in the six months ended September 30, 2023 is the result of the fair value of the warrant derivative liability decreasing to $nil in the fourth quarter of fiscal 2023, and remaining at $nil as of September 30, 2023 as our share price declined approximately 56% in the six months ended September 30, 2023. Comparatively, the income amount recognized in the six months ended September 30, 2022 of $26.2 million, associated with a decrease in the fair value of the warrant derivative liability, was primarily attributable to a decrease of approximately 60% in our common share price during the six months ended September 30, 2022, further impacted by an increase in the risk-free interest rate and a shorter expected time to maturity of the Tranche B Warrants.

•
Decrease in non-cash income of $13.6 million related to fair value changes on acquisition related contingent consideration and other, from $24.1 million in the six months ended September 30, 2022 to $10.5 million in the six months ended September 30, 2023. These fair value changes relate primarily to the estimated deferred payments associated with our investment in Wana, with the fair value changes in both periods primarily associated with changes in expectations of future cash flows to be generated by Wana.

•
Decrease in non-cash income of $47.0 million related to the fair value changes on the liability arising from the Acreage Amended Arrangement, from an income amount of $47.0 million in the six months ended September 30, 2022 to a fair value change of $nil in the six months ended September 30, 2023. The fair value change of $nil associated with the Acreage financial instrument in the six months ended September 30, 2023 is a result of the change from a liability amount to an asset amount recorded in other financial assets; in the six months ended September 30, 2023, the fair value of the Acreage financial instrument increased, as explained above, and remained in an asset position. Comparatively, the income amount recognized in the six months ended September 30, 2022, associated with a decrease in the liability arising from the Acreage Amended Arrangement to $nil, was primarily attributable to a decrease of approximately 60% in our share price in the six months ended September 30, 2022, relative to a decrease of approximately 27% in Acreage’s share price during that same period. As a result, the probability-weighted expected return model used to determine the fair value of the liability arising from the Acreage Amended Arrangement at September 30, 2022 reflected a lower estimated value of the Canopy Growth common shares expected to be issued at the exchange ratio of 0.3048 upon a Triggering Event, relative to the estimated value of the Fixed Shares expected to be acquired at that time (changes in our share price have a more significant impact on the model relative to changes in Acreage’s share price); in the six months ended September 30, 2022, this resulted in a change from a liability amount to an asset amount.

Income tax expense

Income tax expense in the six months ended September 30, 2023 was $14.8 million, compared to income tax expense of $12.0 million in the six months ended September 30, 2022. In the six months ended September 30, 2023, income tax expense consisted of deferred income tax expense of $14.0 million (compared to an expense of $8.8 million in the six months ended September 30, 2022) and current income tax expense of $0.8 million (compared to an expense of $3.1 million in the six months ended September 30, 2022).

The increase of $5.2 million in the deferred income tax expense is primarily a result of (i) an increase due to the settlements of the Canopy Notes; and (ii) decrease in the change in deferred tax liabilities that arose in connection with the required revaluation of the accounting carrying value, but not the tax basis, of property, plant and equipment, intangible assets, and other financial assets.

The decrease of $2.4 million in current income tax expense arose primarily as a result of the reduction in the number of legal entities that generated income for tax purposes.

Net Loss from Continuing Operations

The net loss in the six months ended September 30, 2023 was $158.7 million, as compared to a net loss of $2.3 billion in the six months ended September 30, 2022. The year-over-year decrease in the net loss is primarily attributable to: (i) the year-over-year change from a loss on asset impairment and restructuring with respect to goodwill impairment losses of $1.7 billion recorded in the six months ended September 30, 2022 to a gain on asset impairment and restructuring; (ii) the year-over-year change in other income (expense), net, of $198.4 million; and (iii) the decrease in selling, general and administrative expenses. These variances are described above.

Adjusted EBITDA (Non-GAAP Measure)

Our “Adjusted EBITDA” is a non-GAAP measure used by management that is not defined by U.S. GAAP and may not be comparable to similar measures presented by other companies. Management calculates Adjusted EBITDA as the reported net income (loss), adjusted to exclude income tax recovery (expense); other income (expense), net; loss on equity method investments; share-based compensation expense; depreciation and amortization expense; (gain)/loss on asset impairment and restructuring; restructuring costs recorded in cost of goods sold; and charges related to the flow-through of inventory step-up on business combinations, and further adjusted to remove acquisition, divestiture, and other costs. Asset impairments related to periodic changes to our supply chain processes are not excluded from Adjusted EBITDA given their occurrence through the normal course of core operational activities. Accordingly, management believes that Adjusted EBITDA provides meaningful and useful financial information, as this measure demonstrates the operating performance of businesses.

The following table presents Adjusted EBITDA for the six months ended September 30, 2023 and 2022:

	Six months ended September 30,
(in thousands of Canadian dollars)	2023	2022	$ Change	% Change
Net loss from continuing operations	$(158,731)	$(2,265,601)	$2,106,870	93%
Income tax expense	14,839	11,969	2,870	24%
Other (income) expense, net	82,233	280,584	(198,351)	(71%)
Share-based compensation[1]	6,434	14,838	(8,404)	(57%)
Acquisition-related costs	19,392	18,199	1,193	7%
Depreciation and amortization[1]	29,641	41,424	(11,783)	(28%)
(Gain)/loss on asset impairment and restructuring	(27,961)	1,771,953	(1,799,914)	(102%)
Restructuring costs recorded in cost of goods sold	(689)	8,122	(8,811)	(108%)
Adjusted EBITDA	$(34,842)	$(118,512)	$83,670	71%

[1] From Statements of Cash Flows.

The Adjusted EBITDA loss in the six months ended September 30, 2023 was $34.8 million, as compared to an Adjusted EBITDA loss of $118.5 million in the six months ended September 30, 2022. The year-over-year decrease in the Adjusted EBITDA loss is primarily attributable to the year-over-year increase in our gross margin, and the year-over-year decrease in our selling, general and administrative expenses.

Part 3 – Financial Liquidity and Capital Resources

The Interim Financial Statements have been prepared in accordance with generally accepted accounting principles on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As reflected in the Interim Financial Statements, we have suffered recurring losses from operations and require additional financing to fund our business and operations. If we are unable to raise additional capital, it is possible that we will be unable to meet certain of our financial obligations.

These matters, when considered in the aggregate, raise substantial doubt about our ability to continue as a going concern for at least twelve months from the issuance of the Interim Financial Statements.

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

We have completed the following debt financings:

•
On March 18, 2021, we entered into a term loan credit agreement with the lenders party thereto and Wilmington Trust, National Association, as administrative agent and collateral agent for the lenders (the "Credit Agreement") providing for a five-year, first lien senior secured term loan facility in an aggregate principal amount of US$750.0 million (the "Credit Facility"). As described under "Recent Developments" above, pursuant to the balance sheet actions completed in connection with the Reorganization, on October 24, 2022, we entered into agreements with certain of our lenders under the Credit Facility pursuant to which we agreed to purchase in the aggregate US$187.5 million of the principal indebtedness outstanding under the Credit Facility at a discounted price of US$930 per $1,000 or US$174,375 in the aggregate. The first payment, which was oversubscribed, in the amount of approximately $117.5 million (US$87.9 million) was made on November 10, 2022 to reduce the principal indebtedness under the Credit Facility by approximately $126.3 million (US$94.4 million). The second payment of approximately $116.8 million (US$87.2 million) was made on April 17, 2023 to reduce principal indebtedness under the Credit Facility by approximately $125.6 million (US$93.8 million). Additionally, on October 24, 2022, we and certain of our lenders agreed to make certain amendments to the Credit Agreement which, among other things, resulted in: (i) a reduction to the minimum liquidity covenant to no less than US$100.0 million following completion of the second principal repurchase on April 17, 2023; (ii) certain changes to the application of net proceeds from asset sales; (iii) the establishment of a new committed delayed draw term credit facility in an aggregate principal amount of US$100.0 million; and (iv) the elimination of the additional US$500.0 million incremental term loan facility.

•
As described under “Recent Developments” above, on July 13, 2023, we entered into agreements with certain of our lenders under the Credit Agreement pursuant to which certain additional amendments were made to the Credit Agreement (collectively, the Credit Agreement, as amended as of July 13, 2023, is referred to herein as the “Amended Credit Agreement”). The Amended Credit Agreement required us to prepay or repurchase principal indebtedness under the Credit Facility in an amount equal to the US dollar equivalent of $93,000 at a discounted price of US$930 per US$1,000 (the “July 2023 Paydown”). In addition, the Amended Credit Agreement requires us to apply certain net proceeds from asset sales to prepay or repurchase principal indebtedness under the Credit Facility and receive principal reductions at, in certain circumstances, a discounted price of US$950 per US$1,000. The Amended Credit Agreement also includes, among other things, amendments to the minimum liquidity covenant such that the US$100,000 minimum ceased to apply concurrently with the July 2023 Paydown. The July 2023 Paydown was made on July 21, 2023.

•
As described above under "Recent Developments," on each of August 11, 2023 and September 14, 2023, we repurchased additional outstanding principal amounts under the Credit Facility using certain net proceeds from completed asset sales (the "Second Quarter 2023 Paydowns"). The Second Quarter 2023 Paydowns resulted in an aggregate principal reduction of $73,313 (US$54,491) for a cash payment of $69,647 (US$51,766).

•
On February 21, 2023, we entered into the Convertible Debenture Agreement with an Institutional Investor pursuant to which the Institutional Investor purchased $135.2 million (US$100.0 million) aggregate principal amount of the Convertible Debentures in a registered direct offering. As of June 30, 2023, all conversions pursuant to the Convertible Debentures were completed and the amount outstanding under the Convertible Debentures was $nil.

•
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

•
On July 13, 2023, we entered into the Redemption Agreements with certain Noteholders, pursuant to which approximately $193 million aggregate principal amount of the outstanding Canopy Notes held by such Noteholders were redeemed by us on the applicable closing date for: (i) an aggregate cash payment of approximately $101 million; (ii) the issuance of an aggregate 90,430,920 Canopy Growth common shares; and (iii) the issuance of approximately $40.4 million aggregate principal amount of Debentures. Following the Redemption, we settled the remaining aggregate principal amount owing under the outstanding Canopy Notes and, as of the maturity date, there were no Canopy Notes outstanding. As of September 30, 2023, all conversions pursuant to the Debentures have been completed and the amount outstanding under the Debentures was $nil.

On September 18, 2023, we entered into subscription agreements with certain institutional investors (the “Investors”) pursuant to which we issued 22,929,468 units (the "Units") to the Investors at a price per Unit of US$1.09 for aggregate gross proceeds of US$25,000 (the “Unit Offering”). Each Unit is comprised of one common share of Canopy Growth and one common share purchase warrant that entitles the holder to acquire one common share of Canopy Growth at a price per common share equal to US$1.35 for a period of five years from the date of issuance. The Unit Offering closed on September 19, 2023. The Investors also held an over-allotment option to acquire up to an additional 22,929,468 Units at a price per Unit of US$1.09 for aggregate gross proceeds of approximately US$25,000 at the discretion of the Investors at any time on or before November 2, 2023 (the “Over-Allotment Option”).

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

Cash Flows

The following table presents cash flows for the six months ended September 30, 2023 and 2022:

	Six months ended September 30,
(in thousands of Canadian dollars)	2023	2022
Net cash (used in) provided by:
Operating activities[1]	$(227,322)	$(273,915)
Investing activities[2]	$202,717	207,000
Financing activities	$(407,298)	(12,413)
Effect of exchange rate changes on cash and cash equivalents	$(2,129)	50,042
Net decrease in cash and cash equivalents	$(434,032)	(29,286)
Cash and cash equivalents, beginning of period[3]	$677,007	776,005
Cash and cash equivalents, end of period[4]	$242,975	$746,719
[1] Includes net cash used in operating activities from discontinued operations of $(54,709) and $(52,180) for the six months ended September 30, 2023 and 2022, respectively.
[2] Includes net cash used in investing activities from discontinued operations of $(17,122) and $nil for the six months ended September 30, 2023 and 2022 respectively.
[3] Includes cash of our discontinued operations of $9,314 and $13,610 for March 31, 2023 and 2022, respectively.
[4] Includes cash of our discontinued operations of $2,599 and $4,864 for September 30, 2023 and 2022, respectively.

Operating activities

Cash used in operating activities totaled $227.3 million in the six months ended September 30, 2023, as compared to cash used of $273.9 million in the six months ended September 30, 2022. The decrease in the cash used in operating activities is primarily due to: (i) the year-over-year decrease in our working capital spending, resulting from our previously-noted restructuring actions and cost savings programs, including the closure of certain of our Canadian facilities and other operational changes to implement cultivation-related efficiencies and improvements in the Canadian adult-use cannabis business; and (ii) a reduction in the cash interest paid resulting from a reduction in our debt balances.

Investing activities

The cash provided by investing activities totaled $202.7 million in the six months ended September 30, 2023, as compared to cash provided of $207.0 million in the six months ended September 30, 2022.

In the six months ended September 30, 2023, purchases of property, plant and equipment were $2.6 million, primarily related to production equipment enhancements made at certain of our Canadian cultivation and production facilities, and at our Storz & Bickel facilities. Comparatively, in the six months ended September 30, 2022, we invested $4.3 million in improvements at certain of our Canadian cultivation and production activities.

In the six months ended September 30, 2023, our strategic investments in other financial assets were $0.5 million and related primarily to the Indiva Investment, as described under "Recent Developments" above. Comparatively, in the six months ended September 30, 2022, our strategic investments in other financial assets were $29.2 million and related primarily to the upfront payment made as consideration for entering the Jetty Agreements.

Net redemptions of short-term investments in the six months ended September 30, 2023 were $81.0 million, as compared to net redemptions of $211.1 million in the six months ended September 30, 2022. The year-over-year decrease in the net redemptions reflects the continued redemption of our short-term investments, largely to fund operations and investing activities as described above. As at September 30, 2023, we had short-term investments remaining of $30.0 million.

Additional cash inflows during the six months ended September 30, 2023 include proceeds of $152.4 million from the sale of property, plant and equipment, primarily in relation to facilities that have been recently sold in connection with the restructuring actions associated with our Canadian cannabis operations and transition to an asset-light model. Finally, other investing activities resulted in a cash outflow of $9.7 million in the six months ended September 30, 2023, primarily related to completing the purchase of the remaining 45% of the common shares of Les Serres Vert Cannabis Inc., in connection with the restructuring actions related to our Canadian cannabis operations initiated in the fourth quarter of fiscal 2023.

Financing activities

The cash used in financing activities in the six months ended September 30, 2023 was $407.3 million, as compared to cash used of $12.4 million in the six months ended September 30, 2022. In the six months ended September 30, 2023, we made repayments of long-term debt in the amount of $415.2 million. These repayments primarily related to the second payment made pursuant to the Paydown, the July 2023 Paydown, the Second Quarter 2023 Paydowns and settlement of Canopy Notes.

Other financing activities resulted in a cash outflow of $25.9 million, which related primarily to payments made in connection with terminating the finance lease for the cultivation facility in Mirabel, Quebec. This lease termination was associated with the restructuring actions related to our Canadian cannabis operations initiated in the fourth quarter of fiscal 2023. In addition, debt extinguishment and issuance costs, and share issue costs contributed to the cash outflow.

The cash used in financing activities were offset by proceeds from the Unit Offering, which contributed to cash inflows of $31.8 million.

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

The following table presents free cash flows for the three and six months ended September 30, 2023, and 2022:

	Three months ended September 30,		Six months ended September 30,
(in thousands of Canadian dollars)	2023	2022	2023	2022
Net cash used in operating activities - continuing operations	$(66,393)	$(96,832)	$(172,613)	$(221,735)
Purchases of and deposits on property, plant and equipment - continuing operations	(690)	(2,015)	(2,636)	(4,308)
Free cash flow[1] - continuing operations	$(67,083)	$(98,847)	$(175,249)	$(226,043)

[1]Free cash flow is a non-GAAP measure, and is calculated as net cash provided by (used in) operating activities, less purchases of and deposits on property, plant and equipment.

Free cash flow in the three months ended September 30, 2023 was an outflow of $67.1 million, as compared to an outflow of $98.8 million in the three months ended September 30, 2022. The year-over-year decrease in the free cash outflow primarily reflects the decrease in cash used in operating activities, as described above.

Free cash flow for the six months ended September 30, 2023 was an outflow of $175.2 million, as compared to an outflow of $226.0 million in the six months ended September 30, 2022. The year-over-year decrease in the free cash outflow primarily reflects the decrease in cash used in operating activities, as described above.

Debt

Since our formation, we have financed our cash requirements primarily through the issuance of common shares of Canopy Growth, including the $5.1 billion investment by CBI in the third quarter of fiscal 2019, and debt. Total debt outstanding as of September 30, 2023 was $681.2 million, a decrease from $1.3 billion as of March 31, 2023. The total principal amount owing, which excludes fair value adjustments related to the CBI Note, was $702.5 million at September 30, 2023, a decrease from $1.3 billion at March 31, 2023, which excludes fair value adjustments related to the Canopy Notes. These decreases were due to: (i) the repayment of $125.6 million (US$93.8 million) of the principal amount outstanding under the Credit Agreement as part of the Paydown, as described under "Recent Developments" above; (ii) the conversion, into Canopy Growth common shares, of the remaining amount outstanding under the Convertible Debentures of $93.2 million; (iii) the June 2023 Exchange Transaction, which resulted in the acquisition and cancellation of $12.5 million of aggregate principal amount of the Canopy Notes from the Noteholders, partially offset by the issuance of the CBI Note in connection with the CBI Transaction; (iv) the July 13, 2023 Redemption Agreements, pursuant to which $193 million aggregate principal amount was redeemed for a combination of cash, shares and the Debentures with an aggregate principal amount of approximately $40.4 million; (v) the maturity of the remaining Canopy Notes due in July 2023 where the remaining $31.9 million in aggregate principal was settled in cash; and (vi) settlement of the $40.4 million of Debentures with Canopy Growth common shares.

Credit Facility

The Credit Agreement provides for the Credit Facility in the aggregate principal amount of US$750.0 million.

The Company had the ability to obtain up to an additional US$500.0 million of incremental senior secured debt pursuant to the Credit Agreement. As described under “Recent Developments” above, pursuant to the balance sheet actions completed in connection with the Reorganization, on October 24, 2022, we entered into agreements with certain of our lenders under the Credit Agreement pursuant to which we agreed to purchase in the aggregate US$187.5 million of the principal amount outstanding under the Credit Facility at a discounted price of US$930 per US$1,000 or US$174,375 in the aggregate. The first payment, which was oversubscribed, in the amount of approximately $117.5 million (US$87.9 million) was made on November 10, 2022 to reduce the principal indebtedness under the Credit Facility by approximately $126.3 million (US$94.4 million). The second payment of approximately $116.8 million (US$87.2 million) was made on April 17, 2023 to reduce principal indebtedness under the Credit Facility by approximately $125.6 million (US$93.8 million). Additionally, on October 24, 2022, we and certain of our lenders agreed to make certain amendments to the Credit Agreement which, among other things, resulted in: (i) a reduction to the minimum liquidity covenant to no less than US$100.0 million following completion of the second principal repurchase on April 17, 2023; (ii) certain changes to the application of net proceeds from asset sales; (iii) the establishment of a new committed delayed draw term credit facility in an aggregate principal amount of US$100.0 million; and (iv) the elimination of the additional US$500.0 million incremental term loan facility.

As described under “Recent Developments” above, on July 13, 2023, we entered into the Amended Credit Agreement. Pursuant to the Amended Credit Agreement we were required to make the July 2023 Paydown. In addition, pursuant to the Amended Credit Agreement we agreed to apply certain net proceeds from asset sales to prepay or repurchase principal indebtedness under the Credit Facility and receive principal reductions at, in certain circumstances, a discounted price of US$950 per US$1,000. The Amended Credit Agreement also includes, among other things, amendments to the minimum liquidity covenant such that the US$100,000 minimum ceased to apply concurrently with the July 2023 Paydown. The July 2023 Paydown was made on July 21, 2023.

On each of August 11, 2023 and September 14, 2023, pursuant to the terms of the Amended Credit Agreement, the Company repurchased additional outstanding principal amounts under the Credit Facility using certain net proceeds from completed asset sales. The Second Quarter 2023 Paydowns resulted in an aggregate principal reduction of $73,313 (US$54,491) for a cash payment of $69,647 (US$51,766).

The Credit Facility matures on March 18, 2026. Borrowings under the Credit Facility are available by either prime rate advances or SOFR advances. Prime rate advances bear interest at the applicable prime rate plus 7.50% per annum and are subject to a prime rate floor of 2.00%. SOFR advances bear interest at the adjusted term SOFR rate plus 8.50% per annum and are subject to an adjusted term SOFR rate floor of 1.00%. Our obligations under the Credit Facility are guaranteed by our material wholly-owned Canadian and U.S. subsidiaries. The Credit Facility is secured by substantially all of our assets and our material wholly-owned Canadian and U.S. subsidiaries, including material real property. The Credit Agreement contains representations and warranties, and affirmative and negative covenants.

Unsecured Senior Notes (the Canopy Notes)

In June 2018, we issued the Canopy Notes with an aggregate principal amount of $600.0 million. The Canopy Notes bear interest at a rate of 4.25% per annum, payable semi-annually on January 15th and July 15th of each year commencing January 15, 2019. The Canopy Notes matured on July 15, 2023. In June 2022, in connection with the 2022 Exchange Transaction, we entered into the 2022 Exchange Agreements with the Noteholders and agreed to acquire and cancel approximately $262.6 million of aggregate principal amount of the Canopy Notes from the Noteholders for an aggregate purchase price (excluding $5.4 million paid in cash to the Noteholders for accrued and unpaid interest) of $260.0 million which was paid in our common shares.

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

On July 13, 2023, we entered into the Redemption Agreements with certain Noteholders of our Canopy Notes, pursuant to which approximately $193 million aggregate principal amount of the Canopy Notes were redeemed on the applicable closing date for: (i) an aggregate cash payment of approximately $101 million; (ii) the issuance of approximately 90.4 million Canopy Growth common shares; and (iii) the issuance of approximately $40.4 million aggregate principal amount of Debentures. The Debentures were issued pursuant to a debenture indenture dated July 14, 2023 between us and Odyssey Trust Company, as trustee. The Debentures are convertible into Debenture Shares at the option of the holder at any time or times following the Shareholder Approval until the maturity date of January 15, 2024, at a conversion price equal to $0.55, subject to adjustment in certain events. Following the Redemption, we settled the remaining aggregate principal amount owing under the outstanding Canopy Notes and, as of the maturity date, there were no Canopy Notes outstanding.

As of September 30, 2023, all conversions pursuant to the Debentures have been completed and the amount outstanding under the Debentures was $nil.

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

In the first quarter of fiscal 2024, $93.2 million in aggregate principal amount of the Convertible Debentures was converted for approximately 84.5 million Canopy Growth common shares. As of June 30, 2023, all conversions pursuant to the Convertible Debentures were completed and the amount outstanding under the Convertible Debentures was $nil.

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

Impairment of goodwill

We do not believe that an event occurred or circumstances changed during the second quarter of fiscal 2024 that would, more likely than not, reduce the fair value of the Storz & Bickel reporting unit below its carrying value. Therefore, we concluded that the quantitative goodwill impairment assessment was not required for the Storz & Bickel reporting unit at September 30, 2023. The carrying value of goodwill associated with the Storz & Bickel reporting unit was $83,858 at September 30, 2023.

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

A hypothetical 10% change in the U.S. dollar against the Canadian dollar compared to the exchange rate at September 30, 2023, would affect the carrying value of net assets by approximately $58.5 million, with a corresponding impact to the foreign currency translation account within accumulated other comprehensive income (loss). A hypothetical 10% change in the euro against the Canadian dollar compared to the exchange rate at September 30, 2023, would affect the carrying value of net assets by approximately $24.1 million, with a corresponding impact to the foreign currency translation account within accumulated other comprehensive income (loss).

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

Interest rate risk

Our cash equivalents and short-term investments are held in both fixed-rate and adjustable-rate securities. Investments in fixed-rate instruments carry a degree of interest rate risk. The fair value of fixed-rate securities may be adversely impacted due to a rise in interest rates. Additionally, a falling-rate environment creates reinvestment risk because as securities mature, the proceeds are reinvested at a lower rate, generating less interest income. As at September 30, 2023, our cash and cash equivalents, and short-term investments consisted of $87 million in interest rate sensitive instruments (March 31, 2023 – $0.3 billion).

Our financial liabilities consist of long-term fixed rate debt and floating-rate debt. Fluctuations in interest rates could impact our cash flows, primarily with respect to the interest payable on floating-rate debt.

	Aggregate Notional Value		Fair Value		Decrease in Fair Value - Hypothetical 1% Rate Increase
	September 30, 2023	March 31, 2023	September 30, 2023	March 31, 2023	September 30, 2023	March 31, 2023
Unsecured senior notes	$-	$337,380	$-	$331,250	$-	$(1,552)
Promissory note	100,000	-	78,731	-	(765)	-
Fixed interest rate debt	41,966	135,573	N/A	N/A	N/A	N/A
Variable interest rate debt	560,495	840,058	N/A	N/A	N/A	N/A

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

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective as of such date due to the material weaknesses in our internal control over financial reporting that were disclosed in Item 9A of the Annual Report.

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

Status of Remediation of Material Weaknesses in Internal Control over Financial Reporting

Management has developed a remediation plan to address the previously disclosed material weaknesses for which we implemented process and control improvements.

IT General Controls

Management has completed the remediation plan for all IT general control individual deficiencies that corresponded to the material weakness. The completed remediation actions include:

•
Performing a review of all in-scope systems for privileged user access;
•
Performing a review of the tools and improved the process relied upon to ensure users terminations or transfers are timely updated in systems;
•
Improved the access approval requirements to ensure all access requests are properly approved and documented prior to granting/modifying user access;
•
Added a dedicated resource to support and perform key IT general controls, including privileged access review and review of third-party service organization control reports to assess their impact in relation to the control environment. Additionally, training on third-party service organization control reports review was delivered to relevant control owners; and
•
Improved the retention of evidence for testing and approval of system changes.

BioSteel business-to-business sales

During September 2023, BioSteel Sports Nutrition Inc. obtained an initial order of creditor protection from the Ontario Superior Court of Justice under the Companies’ Creditors Arrangement Act. Management is currently assessing the impact of these proceedings on the material weakness remediation.

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

Each of those putative class proceedings alleges that the Company’s disclosures contained misrepresentations within the meaning of the Securities Act (Ontario), that certain directors and/or officers authorized, permitted, or acquiesced in the release of the impugned disclosures, and that all of the defendants are liable for damages to the putative class. Each proceeding seeks an unspecified amount of damages, interest, legal fees, and the costs of administering a plan of distribution of the recovery. The Company denies the alleged misconduct and liability for all claims asserted, believes that the defendants have meritorious defenses to the lawsuits, and expects to vigorously defend the claims, although the Company cannot predict when or how they will be resolved or estimate what the potential loss or range of loss would be, if any. On November 3, 2023, the Ontario Superior Court of Justice heard a carriage motion to determine which of these three actions will be permitted to proceed to a class certification hearing.

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

The proceedings commenced by BioSteel Sports Nutrition Inc. ("BioSteel Canada") under the Companies' Creditors Arrangement Act in the Ontario Superior Court of Justice (the "CCAA Proceedings") and the recognition of that proceeding under Chapter 15 of the United States Bankruptcy Code to give full force and effect to orders made in the CCAA Proceedings in the United States, including a stay of proceedings will require a significant amount of time and cost.

The CCAA Proceedings could adversely affect the Company’s business and operations. As long as the CCAA Proceedings continue, personnel from the Company will be required to spend a significant amount of time and effort dealing with the CCAA Proceedings instead of focusing exclusively on business operations. So long as the CCAA Proceedings continue, the Company will be required to incur substantial costs for professional fees and other expenses associated with the CCAA Proceedings.

Adverse publicity related to the CCAA Proceedings may affect the Company’s business.

Following the implementation of the CCAA Proceedings, there can be no assurance that negative publicity or uncertainty regarding the perceived financial condition of our business may not adversely affect the Company’s business, results from operations, relationships with customers and access to additional financing, which could adversely affect the Company’s working capital position.

The CCAA Proceedings may not improve the financial condition of the Company.

Management believes that the CCAA Proceedings will enhance the Company’s liquidity and provide it with continued operating flexibility. However, such belief is based on certain assumptions, including, without limitation, that the Company’s financial condition will not be materially adversely affected while the CCAA Proceedings are underway and that it will be stable or will improve following the completion of the CCAA Proceedings. Should any of those assumptions prove false, the financial position of the Company may be materially adversely affected and the Company may not be able to pay its debts as they become due.

Unless we are able to deconsolidate Canopy USA upon its acquisition of Wana, Jetty or the Fixed Shares of Acreage, Canopy USA’s acquisition of these assets may be delayed.

Our listings on the TSX and Nasdaq prohibit us from investing in, or acquiring, state regulated, but federally illegal, businesses in the United States cannabis market until a change in United States federal law occurs or we delist our common shares from either or both of the TSX and Nasdaq and list on an alternative exchange that does not prohibit investments in “leaf touching” cannabis businesses operating in the United States.

We previously expected to consolidate the financial statements of Canopy USA in accordance with U.S. GAAP, including the financial statements of Acreage, Wana and Jetty once those acquisitions have been completed by Canopy USA. However, on December 7, 2022, we received a letter from Nasdaq Regulation requesting certain information and stating, among other things, its position that companies that consolidate “the assets and revenues generated from activities in violation under federal law cannot continue to list on Nasdaq.” Accordingly, as previously disclosed, on May 19, 2023, Canopy Growth and Canopy USA restructured Canopy Growth’s interests in Canopy USA (the “Structural Amendments”) to ensure that Canopy Growth would be able to deconsolidate the financial results of Canopy USA from Canopy Growth’s financial statements in accordance with U.S. GAAP upon Canopy USA’s acquisition of Wana, Jetty or the Fixed Shares of Acreage (collectively, the “THC Investments”). On November 3, 2023, we received a letter from the staff of the SEC (the “Staff”) in which the Staff indicated that, despite the Structural Amendments, it would object to the deconsolidation of Canopy USA once Canopy USA acquires the THC Investments.

We are currently assessing additional structural amendments to Canopy USA that would facilitate the deconsolidation of Canopy USA from the financial results of Canopy Growth, and intend to maintain active discussions with the SEC on such changes. While we expect to further restructure our interests in Canopy USA to allow Canopy Growth to deconsolidate Canopy USA once Canopy USA acquires the THC Investments, there is no guarantee that the Staff will agree with any subsequent structural amendments to allow for the deconsolidation of Canopy USA once Canopy USA acquires the THC Investments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(c) of Regulation S-K.

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

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 18, 2023).

10.1

Form of Redemption Agreement, dated July 13, 2023, by and between Canopy Growth Corporation and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on July 14, 2023).

10.2

Indenture, dated July 14, 2023, between Canopy Growth Corporation and Odyssey Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on July 14, 2023).

10.3+

Amendment No. 2 to Credit Agreement, dated as of July 13, 2023, between Canopy Growth Corporation, 11065220 Canada Inc., the lenders party thereto and Wilmington Trust, National Association (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the SEC on July 14, 2023).

10.4

Voting Support Agreement, dated July 13, 2023, between Canopy Growth Corporation, Greenstar Canada Investment Limited Partnership and CBG Holdings LLC (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed with the SEC on July 14, 2023).

10.5*+	Agreement of Purchase and Sale, dated as of August 15, 2023, by and among the Canopy Growth Corporation, Tweed Inc. and Hershey Canada Inc.

10.6

Third Amendment to Arrangement Agreement, dated August 31, 2023, by and among Canopy Growth Corporation, Canopy USA, LLC and Acreage Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 1, 2023).

10.7

Fourth Amendment to Arrangement Agreement, dated October 31, 2023, by and among Canopy Growth Corporation, Canopy USA, LLC and Acreage Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 1, 2023).

10.8+	Form of Subscription Agreement, dated September 18, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 18, 2023).

10.9+	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 18, 2023).

10.10*#	Canopy Growth Corporation Omnibus Equity Incentive Plan

10.11*#	Form of Option Grant Agreement (U.S. and Canadian Employees)

10.12*#	Form of Option Grant Agreement (International Employees)

10.13*#	Form of Restricted Stock Unit Grant Agreement (U.S. Employees) (For Settlement in Common Shares Only)

10.14*#	Form of Restricted Stock Unit Grant Agreement (Non-U.S. Employees) (For Settlement in Common Shares Only)

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

# This document has been identified as a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANOPY GROWTH CORPORATION

Date: November 9, 2023	By:	/s/ David Klein
David Klein
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Judy Hong
Judy Hong
Chief Financial Officer (Principal Financial Officer)