Form 10-Q
period 2023-12-31
Canopy Growth Corp
filed 2024-02-09
CIK 1737927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

As of February 7, 2024, there were 91,114,604 common shares of the registrant issued and outstanding.

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

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(in thousands of Canadian dollars, except number of shares and per share data, unaudited)

	December 31, 2023	March 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$142,745	$667,693
Short-term investments	43,436	105,526
Restricted short-term investments	7,275	11,765
Amounts receivable, net	63,924	68,459
Inventory	86,917	83,230
Assets of discontinued operations	29,401	116,291
Prepaid expenses and other assets	23,582	24,290
Total current assets	397,280	1,077,254
Other financial assets	392,324	568,292
Property, plant and equipment	340,479	471,271
Intangible assets	119,072	160,750
Goodwill	85,237	85,563
Noncurrent assets of discontinued operations	-	56,569
Other assets	25,359	19,996
Total assets	$1,359,751	$2,439,695

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,837	$31,835
Other accrued expenses and liabilities	49,775	53,743
Current portion of long-term debt and convertible debentures	91,336	556,890
Liabilities of discontinued operations	-	67,624
Other liabilities	54,397	93,750
Total current liabilities	221,345	803,842
Long-term debt	520,738	749,991
Noncurrent liabilities of discontinued operations	-	3,417
Other liabilities	73,005	122,423
Total liabilities	815,088	1,679,673
Commitments and contingencies
Canopy Growth Corporation shareholders' equity:
Common shares - $nil par value; Authorized - unlimited number of shares; Issued and outstanding - 82,931,963 shares and 51,730,555 shares, respectively[1]	8,219,747	7,938,571
Additional paid-in capital	2,578,519	2,506,485
Accumulated other comprehensive loss	(16,049)	(13,860)
Deficit	(10,237,693)	(9,672,761)
Total Canopy Growth Corporation shareholders' equity	544,524	758,435
Noncontrolling interests	139	1,587
Total shareholders' equity	544,663	760,022
Total liabilities and shareholders' equity	$1,359,751	$2,439,695

1 Prior year share amounts have been retrospectively adjusted to reflect the Share Consolidation (as defined below), which became effective on December 15, 2023. See Note 2 for details.

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

(in thousands of Canadian dollars, except number of shares and per share data, unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2023	2022	2023	2022
		(As Restated)		(As Restated)
Revenue	$90,061	$96,986	$260,781	$302,397
Excise taxes	11,556	12,136	36,423	37,379
Net revenue	78,505	84,850	224,358	265,018
Cost of goods sold	50,279	79,622	158,944	264,226
Gross margin	28,226	5,228	65,414	792
Operating expenses
Selling, general and administrative expenses	54,436	89,604	174,810	271,425
Share-based compensation	3,693	6,055	10,127	20,893
Loss on asset impairment and restructuring	30,413	22,259	2,452	1,794,212
Total operating expenses	88,542	117,918	187,389	2,086,530
Operating loss from continuing operations	(60,316)	(112,690)	(121,975)	(2,085,738)
Other income (expense), net	(171,037)	(115,490)	(253,270)	(396,074)
Loss from continuing operations before income taxes	(231,353)	(228,180)	(375,245)	(2,481,812)
Income tax recovery (expense)	1,077	1,336	(13,762)	(10,633)
Net loss from continuing operations	(230,276)	(226,844)	(389,007)	(2,492,445)
Discontinued operations, net of income tax	13,479	(37,532)	(194,451)	(169,492)
Net loss	(216,797)	(264,376)	(583,458)	(2,661,937)
Net loss from continuing operations attributable to noncontrolling interests and redeemable noncontrolling interest	-	(542)	-	(1,336)
Discontinued operations attributable to noncontrolling interests and redeemable noncontrolling interest	-	(4,369)	(18,526)	(22,523)
Net loss attributable to Canopy Growth Corporation	$(216,797)	$(259,465)	$(564,932)	$(2,638,078)

Basic and diluted loss per share[1]
Continuing operations	$(2.78)	$(4.66)	$(5.56)	$(54.96)
Discontinued operations	0.16	(0.68)	(2.52)	(3.24)
Basic and diluted loss per share	$(2.62)	$(5.34)	$(8.08)	$(58.20)
Basic and diluted weighted average common shares outstanding[1]	82,919,190	48,611,260	69,918,744	45,323,788

Comprehensive income (loss):
Net loss from continuing operations	$(230,276)	$(226,844)	$(389,007)	$(2,492,445)
Other comprehensive income (loss), net of income tax
Fair value changes of own credit risk of financial liabilities	(1,354)	4,538	(13,824)	32,847
Foreign currency translation	10,104	14,921	575	24,694
Total other comprehensive income (loss), net of income tax	8,750	19,459	(13,249)	57,541
Comprehensive loss from continuing operations	(221,526)	(207,385)	(402,256)	(2,434,904)
Comprehensive income (loss) from discontinued operations	13,479	(37,532)	(194,451)	(169,492)
Comprehensive loss	(208,047)	(244,917)	(596,707)	(2,604,396)
Comprehensive loss from continuing operations attributable to noncontrolling interests and redeemable noncontrolling interest	-	(542)	-	(1,336)
Comprehensive loss from discontinued operations attributable to noncontrolling interests and redeemable noncontrolling interest	-	(4,369)	(18,526)	(22,523)
Comprehensive loss attributable to Canopy Growth Corporation	$(208,047)	$(240,006)	$(578,181)	$(2,580,537)

1 Prior year share and per share amounts have been retrospectively adjusted to reflect the Share Consolidation, which became effective on December 15, 2023. See Note 2 for details.

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of Canadian dollars, unaudited)

	Three months ended December 31, 2023
		Additional paid-in capital				Accumulated
	Common shares	Share-based reserve	Warrants	Ownership changes	Redeemable noncontrolling interest	other comprehensive income (loss)	Deficit	Noncontrolling interests	Total
Balance at September 30, 2023	$8,219,846	$507,358	$2,590,765	$(522,949)	$-	$(24,799)	$(10,020,896)	$139	$749,464
Other issuances of common shares and warrants	(447)	-	-	-	-	-	-	-	(447)
Share-based compensation	-	3,693	-	-	-	-	-	-	3,693
Issuance and vesting of restricted share units and performance share units	348	(348)	-	-	-	-	-	-	-
Comprehensive loss	-	-	-	-	-	8,750	(216,797)	-	(208,047)
Balance at December 31, 2023	$8,219,747	$510,703	$2,590,765	$(522,949)	$-	$(16,049)	$(10,237,693)	$139	$544,663

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of Canadian dollars, unaudited)

	Nine months ended December 31, 2023
		Additional paid-in capital				Accumulated
	Common shares	Share-based reserve	Warrants	Ownership changes	Redeemable noncontrolling interest	other comprehensive income (loss)	Deficit	Noncontrolling interests	Total
Balance at March 31, 2023	$7,938,571	$498,150	$2,581,788	$(521,961)	$(51,492)	$(13,860)	$(9,672,761)	$1,587	$760,022
Private Placement, net of issuance costs	12,836	9,820	8,977	-	-	-	-	-	31,633
Other issuances of common shares and warrants	252,576	(80)	-	-	-	11,060	-	-	263,556
Exercise of Previous Equity Incentive Plan stock options	165	(165)	-	-	-	-	-	-	-
Share-based compensation	-	10,127	-	-	-	-	-	-	10,127
Issuance and vesting of restricted share units and performance share units	7,149	(7,149)	-	-	-	-	-	-	-
Changes in redeemable noncontrolling interest	-	-	-	-	(18,526)	-	-	18,526	-
Ownership changes relating to noncontrolling interests, net	-	-	-	-	70,018	-	-	(1,436)	68,582
Redemption of redeemable noncontrolling interest	8,450	-	-	(988)	-	-	-	(12)	7,450
Comprehensive loss	-	-	-	-	-	(13,249)	(564,932)	(18,526)	(596,707)
Balance at December 31, 2023	$8,219,747	$510,703	$2,590,765	$(522,949)	$-	$(16,049)	$(10,237,693)	$139	$544,663

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of Canadian dollars, unaudited)

	Three months ended December 31, 2022
		Additional paid-in capital				Accumulated
	Common shares	Share-based reserve	Warrants	Ownership changes	Redeemable noncontrolling interest	other comprehensive income (loss)	Deficit	Noncontrolling interests	Total
Balance at September 30, 2022 (As Restated)	$7,818,089	$501,455	$2,581,788	$(505,000)	$(40,140)	$(33,707)	$(8,773,216)	$2,956	$1,552,225
Other issuances of common shares and warrants	22,009	(1,379)	-	-	-	-	-	-	20,630
Share-based compensation	-	6,054	-	-	-	-	-	-	6,054
Issuance and vesting of restricted share units and performance share units	706	(706)	-	-	-	-	-	-	-
Changes in redeemable noncontrolling interest	-	-	-	-	22,439	-	-	4,911	27,350
Ownership changes relating to noncontrolling interests, net	-	-	-	-	-	-	-	1,392	1,392
Redemption of redeemable noncontrolling interest	26,506	-	-	(2,696)	(27,350)	-	-	(1,552)	(5,092)
Comprehensive loss	-	-	-	-	-	19,459	(259,465)	(4,911)	(244,917)
Balance at December 31, 2022 (As Restated)	$7,867,310	$505,424	$2,581,788	$(507,696)	$(45,051)	$(14,248)	$(9,032,681)	$2,796	$1,357,642

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of Canadian dollars, unaudited)

	Nine months ended December 31, 2022
		Additional paid-in capital				Accumulated
	Common shares	Share-based reserve	Warrants	Ownership changes	Redeemable noncontrolling interest	other comprehensive income (loss)	Deficit	Noncontrolling interests	Total
Balance at March 31, 2022 (As Restated)	$7,482,809	$492,041	$2,581,788	$(509,723)	$(42,860)	$(42,282)	$(6,378,199)	$4,341	$3,587,915
Cumulative effect from adoption of ASU 2020-06	-	4,452	-	-	-	-	(729)	-	3,723
Other issuances of common shares and warrants	82,231	(1,732)	-	-	-	-	-	-	80,499
Exercise of Previous Equity Incentive Plan stock options	1,506	(1,236)	-	-	-	-	-	-	270
Share-based compensation	-	20,892	-	-	-	-	-	-	20,892
Issuance and vesting of restricted share units	8,993	(8,993)	-	-	-	-	-	-	-
Changes in redeemable noncontrolling interest	-	-	-	4,723	25,159	-	-	22,015	51,897
Ownership changes relating to noncontrolling interests, net	-	-	-	-	-	-	-	1,851	1,851
Redemption of redeemable noncontrolling interest	26,506	-	-	(2,696)	(27,350)	-	(15,675)	(1,552)	(20,767)
Settlement of unsecured senior notes	265,265	-	-	-	-	(29,507)	-	-	235,758
Comprehensive income (loss)	-	-	-	-	-	57,541	(2,638,078)	(23,859)	(2,604,396)
Balance at December 31, 2022 (As Restated)	$7,867,310	$505,424	$2,581,788	$(507,696)	$(45,051)	$(14,248)	$(9,032,681)	$2,796	$1,357,642

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of Canadian dollars, unaudited)

	Nine months ended December 31,
	2023	2022
		(As Restated)
Cash flows from operating activities:
Net loss	$(583,458)	$(2,661,937)
Loss from discontinued operations, net of income tax	(194,451)	(169,492)
Net loss from continuing operations	(389,007)	(2,492,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	22,485	42,674
Amortization of intangible assets	19,396	18,058
Share-based compensation	10,127	20,893
(Gain) loss on asset impairment and restructuring	(816)	1,797,854
Income tax expense	13,762	10,633
Non-cash fair value adjustments and charges related to settlement of unsecured senior notes	188,452	325,742
Change in operating assets and liabilities, net of effects from purchases of businesses:
Amounts receivable	(14,460)	13,143
Inventory	(8,047)	(92)
Prepaid expenses and other assets	(843)	(2,665)
Accounts payable and accrued liabilities	891	(19,084)
Other, including non-cash foreign currency	(47,901)	(13,501)
Net cash used in operating activities - continuing operations	(205,961)	(298,790)
Net cash used in operating activities - discontinued operations	(53,930)	(119,019)
Net cash used in operating activities	(259,891)	(417,809)
Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(3,200)	(6,176)
Purchases of intangible assets	(716)	(1,265)
Proceeds on sale of property, plant and equipment	153,753	10,894
Redemption of short-term investments	68,294	415,322
Net cash (outflow) proceeds on sale of subsidiaries	(3,719)	12,432
Investment in other financial assets	(472)	(67,186)
Other investing activities	(9,234)	2,051
Net cash provided by investing activities - operating activities	204,706	366,072
Net cash used in investing activities - discontinued operations	(2,600)	(23,947)
Net cash provided by investing activities	202,106	342,125
Cash flows from financing activities:
Proceeds from issuance of common shares and warrants	33,795	856
Proceeds from exercise of stock options	-	270
Repayment of long-term debt	(480,080)	(117,951)
Other financing activities	(27,239)	(29,096)
Net cash used in financing activities	(473,524)	(145,921)
Effect of exchange rate changes on cash and cash equivalents	(2,953)	43,731
Net decrease in cash and cash equivalents	(534,262)	(177,874)
Cash and cash equivalents, beginning of period[1]	677,007	776,005
Cash and cash equivalents, end of period[2]	$142,745	$598,131

1 Includes cash of our discontinued operations of $9,314 and $13,610 for March 31, 2023 and 2022, respectively.

2 Includes cash of our discontinued operations of $nil and $13,261 for December 31, 2023 and 2022, respectively.

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of Canadian dollars, unaudited)

	Nine months ended December 31,
	2023	2022
Supplemental disclosure of cash flow information
Cash received during the period:
Income taxes	$4,002	$4,709
Interest	$14,230	$20,140
Cash paid during the period:
Income taxes	$1,551	$1,099
Interest	$80,108	$95,267
Noncash investing and financing activities
Additions to property, plant and equipment	$199	$425

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

The principal activities of the Company are the production, distribution and sale of a diverse range of cannabis and cannabinoid-based products for both adult-use and medical purposes under a portfolio of distinct brands in Canada pursuant to the Cannabis Act, SC 2018, c 16 (the "Cannabis Act"), which came into effect on October 17, 2018 and regulates both the medical and adult-use cannabis markets in Canada. The Company has also expanded to jurisdictions outside of Canada where cannabis and/or hemp is federally lawful, permissible and regulated, and the Company, through its subsidiaries, operates in the United States, Australia, Germany, and certain other global markets. Additionally, the Company produces, distributes and sells vaporizers and similar cannabis accessories.

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

Management plans to fund the operations and debt obligations of the Company through existing cash positions. The Company is also currently evaluating several different strategies and intends to pursue actions that are expected to increase its liquidity position, including, but not limited to, pursuing additional actions under the Company's cost-savings plan, seeking additional financing from both the public and private markets through the issuance of equity and/or debt securities, and monetizing additional assets.

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

Share Consolidation

On December 13, 2023, the Company announced that the Company’s board of directors (the “Board”) had approved the consolidation of the Company’s issued and outstanding common shares on the basis of one post-consolidation common share for every 10 pre-consolidation common shares (the “Share Consolidation”). The Share Consolidation was implemented to ensure that the Company continues to comply with the listing requirements of the Nasdaq Global Select Market.

The Share Consolidation was approved by the Company’s shareholders at the annual general and special meeting of shareholders held on September 25, 2023. The Share Consolidation became effective on December 15, 2023. No fractional common shares were issued in connection with the Share Consolidation. Any fractional common shares arising from the Share Consolidation were deemed to have been tendered by its registered owner to the Company for cancellation for no consideration. In addition, the exercise or conversion price and/or the number of common shares issuable under any of the Company’s outstanding convertible securities, were proportionately adjusted in connection with the Share Consolidation.

All issued and outstanding common shares, per share amounts, and outstanding equity instruments and awards exercisable into common shares, as well as the exchange ratios for the Fixed Shares (as defined below) and the Floating Shares (as defined below) in connection with the Acreage Amending Arrangement and the Floating Share Arrangement (as defined below), respectively, contained in the condensed interim consolidated financial statements of the Company and notes thereto have been retroactively adjusted to reflect the Share Consolidation for all prior periods presented.

New accounting policies

Recently Adopted Accounting Pronouncements

Convertible Instruments and Contracts in an Entity’s Own Equity

In August 2020, the Financial Accounting Standards Board (the "FASB") issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40):Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for convertible instruments by removing the separation models for convertible debt instruments and convertible preferred stock with (1) cash conversion features, and (2) beneficial conversion features. In addition, ASU 2020-06 enhances information transparency by making targeted improvements to the disclosures for convertible instruments and earnings-per-share guidance and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions.

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

Accounting Guidance Not Yet Adopted

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is evaluating the impact on the consolidated financial statements and expects to implement the provisions of ASU 2023-07 for our fiscal year ending March 31, 2025.

Income Taxes

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances income tax disclosures, primarily through changes to the rate reconciliation and disaggregation of income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact on the consolidated financial statements and expects to implement the provisions of ASU 2023-09 for our fiscal year ending March 31, 2026.

3. CANOPY USA

Reorganization - Creation of Canopy USA

On October 24, 2022, Canopy Growth completed a number of strategic transactions in connection with the creation of Canopy USA, LLC ("Canopy USA"), a new U.S.-domiciled holding company (the “Reorganization”). Following the implementation of the Reorganization, Canopy USA, as of October 24, 2022, holds certain U.S. cannabis investments previously held by Canopy Growth, which is expected to enable Canopy USA, following, among other things, the Meeting (as defined below) and the exercise of the Acreage Option (as defined below), including the issuance of the Fixed Shares to Canopy USA, to consummate the acquisitions of Acreage Holdings, Inc. ("Acreage"), Mountain High Products, LLC, Wana Wellness, LLC and The Cima Group, LLC (collectively, "Wana" and each, a "Wana Entity"), and Lemurian, Inc. ("Jetty"). There were no changes recorded in the estimated fair values of the U.S. cannabis investments described below upon implementation of the Reorganization, and their transfer from Canopy Growth to Canopy USA.

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

Canopy Growth currently retains the option to acquire the issued and outstanding Class E subordinate voting shares (the “Fixed Shares”) of Acreage (the “Acreage Option”), representing approximately 70% of the total shares of Acreage, at a fixed share exchange ratio of 0.03048 of a common share of Canopy Growth per Fixed Share. Concurrently with the closing of the acquisition of the Fixed Shares pursuant to the exercise of the Acreage Option, the Fixed Shares will be issued to Canopy USA. In addition, Canopy USA has agreed to acquire all of the issued and outstanding Class D subordinate voting shares of Acreage (the “Floating Shares”) by way of a court-approved plan of arrangement (the “Floating Share Arrangement”) in exchange for 0.045 of a common share of Canopy Growth for each Floating Share held. Acreage is a leading vertically-integrated multi-state cannabis operator, with its main operations in densely populated states across the Northeast U.S. including New Jersey and New York.

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

Amendments to Canopy USA Structure

Following the creation of Canopy USA, the Nasdaq Stock Market LLC ("Nasdaq") communicated its position to the Company stating that companies that consolidate “the assets and revenues generated from activities in violation under federal law cannot continue to list on Nasdaq”. Since the Company is committed to compliance with the listing requirements of the Nasdaq, the Company and Canopy USA effectuated certain changes to the initial structure of the Company’s interest in Canopy USA that were intended to facilitate the deconsolidation of the financial results of Canopy USA within the Company’s financial statements. These changes included, among other things, modifying the terms of the Protection Agreement between the Company, its wholly-owned subsidiary and Canopy USA as well as the terms of Canopy USA’s limited liability company agreement and amending the terms of certain agreements with third-party investors in Canopy USA to eliminate any rights to guaranteed returns (collectively, the “Reorganization Amendments”).

On May 19, 2023, the Company and Canopy USA implemented the Reorganization Amendments, which included, entering into the First A&R Protection Agreement (as defined below) and amending and restating Canopy USA’s limited liability company agreement (the “A&R LLC Agreement”) in order to: (i) eliminate certain negative covenants that were previously granted by Canopy USA in favor of the Company as well as delegating to the managers of the Canopy USA Board (as defined below) not appointed by Canopy Growth the authority to approve the following key decisions (collectively, the “Key Decisions”): (a) the annual business plan of Canopy USA; (b) decisions regarding the executive officers of Canopy USA and any of its subsidiaries; (c) increasing the compensation, bonus levels or other benefits payable to any current, former or future employees or managers of Canopy USA or any of its subsidiaries; (d) any other executive compensation plan matters of Canopy USA or any of its subsidiaries; and (e) the exercise of the Wana Options or the Jetty Options, which for greater certainty means that the Company’s nominee on the Canopy USA Board will not be permitted to vote on any Key Decisions while the Company owns Non-Voting Shares (as defined below); (ii) reduce the number of managers on the Canopy USA Board from four to three, including, reducing the Company’s nomination right to a single manager; (iii) amend the share capital of Canopy USA to, among other things, (a) create a new class of Canopy USA Class B Shares (as defined below), which may not be issued prior to the conversion of the Non-Voting Shares or the Canopy USA Common Shares (as defined below) into Canopy USA Class B Shares; (b) amend the terms of the Non-Voting Shares such that the Non-Voting Shares will be convertible into Canopy USA Class B Shares (as opposed to Canopy USA Common Shares); and (c) amend the terms of the Canopy USA Common Shares such that upon conversion of all of the Non-Voting Shares into Canopy USA Class B Shares, the Canopy USA Common Shares will, subject to their terms, automatically convert into Canopy USA Class B Shares, provided that the number of Canopy USA Class B Shares to be issued to the former holders of the Canopy USA Common Shares will be equal to no less than 10% of the total issued and outstanding Canopy USA Class B Shares following such issuance. Accordingly, as a result of the Reorganization Amendments, in no circumstances will the Company, at the time of such conversions, own more than 90% of the Canopy USA Class B Shares.

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

On November 3, 2023, the Company received a letter from the staff of the SEC (the “Staff”) in which the Staff indicated that, despite the Reorganization Amendments, it would object to the deconsolidation of the financial results of Canopy USA from the Company's financial statements in accordance with U.S. GAAP once Canopy USA acquires Wana, Jetty or the Fixed Shares of Acreage. The Company subsequently had discussions with the Office of Chief Accountant of the SEC (the "OCA") and determined to make certain additional amendments to the structure of Canopy USA (the “Additional Reorganization Amendments”) to facilitate the deconsolidation of Canopy USA from the financial results of Canopy Growth in accordance with U.S. GAAP upon Canopy USA’s acquisition of Wana, Jetty or Acreage. In that regard, the Company filed a revised preliminary proxy statement with the SEC on each of January 25, 2024 and February 5, 2024 in connection with the Amendment Proposal (as defined below) that discloses these Additional Reorganization Amendments. In connection with the Additional Reorganization Amendments, Canopy USA and its members expect to enter into a second amended and restated limited liability company agreement (the “Second A&R LLC Agreement”) immediately prior to the completion of the first tranche closing of the Trust Transaction. Upon the effective date of the Second A&R LLC Agreement, the terms of the Non-Voting Shares will be amended such that the Non-Voting Shares will only be convertible into Canopy USA Class B Shares following the date that the NASDAQ Stock Market or The New York Stock Exchange permit the listing of companies that consolidate the financial statements of companies that cultivate, distribute or possess marijuana (as defined in 21 U.S.C 802) in the United States (the “Triggering Event Date”). Based on the Company’s discussions with the OCA, upon effectuating the Additional Reorganization Amendments, the Company believes that the Staff would not object to the deconsolidation of the financial results of Canopy USA from the Company’s financial statements in accordance with U.S. GAAP once Canopy USA acquires Wana, Jetty or the Fixed Shares of Acreage.

Ownership of U.S. Cannabis Investments

Following the implementation of the Reorganization, the shares and interests in Acreage, Wana, Jetty and TerrAscend are held, directly or indirectly, by Canopy USA, and Canopy Growth no longer holds a direct interest in any shares or interests in such entities, other than the Acreage Option. Canopy Growth holds non-voting and non-participating shares (the “Non-Voting Shares”) in the capital of Canopy USA. The Non-Voting Shares do not carry voting rights, rights to receive dividends or other rights upon dissolution of Canopy USA. Following the Reorganization Amendments, the Non-Voting Shares are convertible into Class B shares of Canopy USA (the “Canopy USA Class B Shares”), provided that following the execution of the Second A&R LLC Agreement, such conversion shall only be permitted following the Triggering Event Date. The Company also has the right (regardless of the fact that its Non-Voting Shares are non-voting and non-participating) to appoint one member to the Canopy USA board of managers (the "Canopy USA Board").

As of December 31, 2023, a third party investor owned all of the issued and outstanding Class A shares of Canopy USA (the “Canopy USA Common Shares”) and a wholly-owned subsidiary of the Company holds Non-Voting Shares in the capital of Canopy USA, representing approximately more than 99% of the issued and outstanding shares in Canopy USA on an as-converted basis.

On October 24, 2022, Canopy USA and the Company also entered into an agreement with, among others, Nancy Whiteman, the controlling shareholder of Wana, which was amended and restated on May 19, 2023, whereby subsidiaries of Canopy USA agreed to pay additional consideration in order to acquire the Wana Options and the future payments owed in connection with the exercise of the Wana Options (as described in Note 11) will be reduced to US$3.00 in exchange for the issuance of Canopy USA Common Shares and Canopy Growth common shares (the “Wana Amending Agreement”). In accordance with the terms of the Wana Amending Agreement, Canopy USA Common Shares and Canopy Growth common shares will be issued to the shareholders of Wana, each with a value equal to 7.5% of the fair market value of Wana as of the later of: (i) the date that the Wana Options are exercised; and (ii) the closing date of the first tranche of the Trust Transaction (the “Wana Valuation Date”) less any net debt of Wana as of the Wana Valuation Date plus any net cash of Wana as of Wana Valuation Date. The value of Wana and the number of Canopy USA Common Shares will be determined based on the fair market value of Wana and the Canopy USA Common Shares, respectively, as determined by an appraiser appointed by the Company and an appraiser appointed by the shareholders of Wana (and, if required, a third appraiser to be appointed by the initial two appraisers). The Canopy USA Common Shares and Canopy Growth common shares will only be issued to Ms. Whiteman, or entities controlled by Ms. Whiteman, on the later of: (i) the date of exercise of the Wana Options and (ii) the date that CBG Holdings LLC (“CBG”) and Greenstar Canada Investment Limited Partnership (“Greenstar”), indirect, wholly-owned subsidiaries of Constellation Brands, Inc. (“CBI”), have converted their Canopy Growth common shares into Exchangeable Shares. The Wana Amending Agreement may be terminated and no Canopy USA Common Shares or Canopy Growth common shares will be issued to Ms. Whiteman, or entities controlled by Ms. Whiteman in the event that CBG and Greenstar have not converted their Canopy Growth common shares into Exchangeable Shares by the later of: (i) sixty days after the Meeting; or (ii) December 31, 2023. The Canopy USA Common Shares issuable to Ms. Whiteman, or entities controlled by Ms. Whiteman, will also be subject to a repurchase right exercisable at any time after the 36 month anniversary of the closing of the transaction contemplated by the Wana Amending Agreement (the “Wana Repurchase Right”) to repurchase all Canopy USA Common Shares that have been issued at a price per Canopy USA Common Share equal to the fair market value as determined by an appraiser. As part of this agreement, Canopy USA has granted Ms. Whiteman the right to appoint one member to the Canopy USA Board and a put right on the same terms and conditions as the Wana Repurchase Right.

Canopy Growth and Canopy USA have also entered into a protection agreement (the "Protection Agreement") to provide for certain covenants in order to preserve the value of the Non-Voting Shares held by Canopy Growth until such time as the Non-Voting

Shares are converted in accordance with their terms, provided that following the execution of the Second A&R LLC Agreement, such conversion shall only be permitted following the Triggering Event Date, but does not provide Canopy Growth with the ability to direct the business, operations or activities of Canopy USA. The Protection Agreement was amended and restated in connection with: (a) the Reorganization Amendments (the “First A&R Protection Agreement”); and (b) the Additional Reorganization Amendments (the “Second A&R Protection Agreement” and together with the First A&R Protection Agreement, the “A&R Protection Agreement”).

Upon closing of Canopy USA’s acquisition of Acreage, Canopy Growth will receive additional Non-Voting Shares from Canopy USA in consideration for the issuance of common shares of the Company that shareholders of Acreage will receive in accordance with the terms of the Existing Acreage Arrangement Agreement (as defined below) and the Floating Share Arrangement Agreement (as defined below).

Until such time as Canopy Growth converts the Non-Voting Shares into Canopy USA Class B Shares following the Triggering Event Date, Canopy Growth will have no economic or voting interest in Canopy USA, Wana, Jetty, TerrAscend, or Acreage. Canopy USA, Wana, Jetty, TerrAscend, and Acreage will continue to operate independently of Canopy Growth.

Acreage Agreements

On October 24, 2022, Canopy Growth entered into an arrangement agreement with Canopy USA and Acreage, as amended (the “Floating Share Arrangement Agreement”), pursuant to which, subject to approval of the holders of the Floating Shares and the terms and conditions of the Floating Share Arrangement Agreement, Canopy USA will acquire all of the issued and outstanding Floating Shares by way of a court-approved plan on arrangement under the Business Corporations Act (British Columbia) (the “Floating Share Arrangement”) in exchange for 0.045 of a Company common share for each Floating Share held. In connection with the Floating Share Arrangement Agreement, Canopy Growth has irrevocably waived the Acreage Floating Option (as defined below) existing under the Existing Acreage Arrangement Agreement.

On October 24, 2022, the Company and Canopy USA entered into a third amendment to tax receivable agreement (the “Amended TRA”) with, among others, certain current or former unitholders (the “Holders”) of High Street Capital Partners, LLC, a subsidiary of Acreage (“HSCP”), pursuant to HSCP’s amended tax receivable agreement (the “TRA”) and related tax receivable bonus plans with Acreage. Pursuant to the Amended TRA, the Company, on behalf of Canopy USA, agreed to issue common shares of the Company with a value of US$30.4 million to certain Holders as consideration for the assignment of such Holder’s rights under the TRA to Canopy USA. As a result of the Amended TRA, Canopy USA is the sole member and beneficiary under the TRA. In connection with the foregoing, the Company issued: (i) 564,893 common shares with a value of $20.6 million (US$15.2 million) to certain Holders on November 4, 2022 as the first installment under the Amended TRA; and (ii) 710,208 common shares with a value of $20.6 million (US$15.2 million) to certain Holders on March 17, 2023, as the second installment under the Amended TRA. The Company, on behalf of Canopy USA, also agreed to issue common shares of the Company with a value of approximately US$19.6 million to certain eligible participants pursuant to HSCP’s existing tax receivable bonus plans to be issued immediately prior to completion of the Floating Share Arrangement.

On October 24, 2022, Canopy Growth and Canopy USA entered into voting support agreements with certain of Acreage’s directors, officers and consultants pursuant to which such persons have agreed, among other things, to vote their Floating Shares in favor of the Floating Share Arrangement, representing approximately 7.3% of the issued and outstanding Floating Shares.

In addition to shareholder and court approvals, the Floating Share Arrangement is subject to approval of the Amendment Proposal (as defined below) and applicable regulatory approvals including, but not limited to, Toronto Stock Exchange (“TSX”) approval and the satisfaction of certain other closing conditions customary in transactions of this nature. The Floating Share Arrangement received the requisite approval from the holders of Floating Shares at the special meeting of Acreage shareholders held on March 15, 2023 and on March 20, 2023 Acreage obtained a final order from the Supreme Court of British Columbia approving the Floating Share Arrangement. The Floating Share Arrangement Agreement has been amended several times to extend the Exercise Outside Date (as defined in the Floating Share Arrangement Agreement), which was initially March 31, 2023. The most recent amendment to the Floating Share Arrangement Agreement extended the Exercise Outside Date to March 31, 2024. The completion of the Floating Share Arrangement is subject to satisfaction or, if permitted, waiver of certain closing conditions, including, among others, approval of the Amendment Proposal on or prior to the Exercise Outside Date.

It is intended that Canopy Growth’s existing option to acquire the Fixed Shares on the basis of 0.03048 of a Company common share per Fixed Share will be exercised after the Meeting in accordance with the terms of the arrangement agreement dated April 18, 2019, as amended on May 15, 2019, September 23, 2020 and November 17, 2020 (the “Existing Acreage Arrangement Agreement”). Canopy Growth will not hold any Fixed Shares or Floating Shares. Completion of the acquisition of the Fixed Shares following exercise of the Acreage Option is subject to the satisfaction of certain conditions set forth in the Existing Acreage Arrangement Agreement. The acquisition of the Floating Shares pursuant to the Floating Share Arrangement is anticipated to occur immediately prior to the acquisition of the Fixed Shares pursuant to the Existing Acreage Arrangement Agreement such that 100% of the issued and outstanding shares of Acreage will be owned by Canopy USA on closing of the acquisition of both the Fixed Shares and the Floating Shares.

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

In connection with the foregoing, on October 24, 2022, Canopy Growth entered into a consent agreement with CBG and Greenstar (the “Third Consent Agreement”), pursuant to which the parties agreed, among other things, that following the conversion by CBG and Greenstar of their respective Canopy Growth common shares into Exchangeable Shares, other than the Third Consent Agreement and the termination rights contained therein and the 4.25% unsecured senior notes due in 2023 (the "Canopy Notes") held by Greenstar, all agreements between Canopy Growth and CBI, including the Second Amended and Restated Investor Rights Agreement, dated as of April 18, 2019, by and among certain wholly-owned subsidiaries of CBI and Canopy Growth (the “Second Amended and Restated Investor Rights Agreement”), will be terminated. Pursuant to the terms of the Third Consent Agreement, CBG and Greenstar also agreed, among other things, that at the time of the conversion by CBG and Greenstar of their Canopy Growth common shares into Exchangeable Shares, (i) CBG will surrender the warrants held by CBG to purchase 13,974,545 common shares for cancellation for no consideration; and (ii) all nominees of CBI that are currently sitting on the Board will resign from the Board. In addition, pursuant to the Third Consent Agreement and following the Reorganization Amendments, Canopy Growth is contractually required to convert its Non-Voting Shares into Canopy USA Class B Shares, provided that following the execution of the Second A&R LLC Agreement, such conversion shall only be permitted following the Triggering Event Date, and cause Canopy USA to repurchase the Canopy USA Common Shares held by certain third-party investors in Canopy USA in the event CBG and Greenstar have not converted their respective common shares into Exchangeable Shares by sixty days after the Meeting (the “Termination Date”). The Third Consent Agreement will automatically terminate on the Termination Date.

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

On November 16, 2023, BioSteel Sports Nutrition USA LLC ("BioSteel US") and BioSteel Manufacturing LLC ("BioSteel Manufacturing" and collectively with BioSteel Canada and BioSteel US, the “BioSteel Entities”) were added as additional applicants in the CCAA Proceedings. As a result, the most relevant activity of both entities became the liquidation and sale of assets and distribution of cash and proceeds to their respective stakeholders and management concluded that Canopy Growth ceased to have the power to direct the relevant activities of BioSteel US and BioSteel Manufacturing because those activities required approval from the CCAA Court. Thus, Canopy Growth no longer has a controlling interest in either entity and has deconsolidated both entities effective November 16, 2023. The deconsolidation of BioSteel US and BioSteel Manufacturing and related impairment charges are classified under losses from discontinued operations.

	Three months ended		Nine months ended
	December 31,	December 31,	December 31,	December 31,
	2023	2022	2023	2022
		(As Restated)		(As Restated)
Net revenue	$172	$19,181	$56,610	$50,351
Cost of goods sold	1,900	24,504	145,625	64,779
Operating expenses	(726)	33,405	97,851	143,423
Operating loss	(1,002)	(38,728)	(186,866)	(157,851)
Other income (expense), net[1]	14,481	2,150	(8,521)	(10,687)
Income tax (expense) recovery	-	(954)	936	(954)
Net income (loss) on discontinued operations, net of tax	$13,479	$(37,532)	$(194,451)	$(169,492)

1 Included in Other income (expense), net for the three and nine months ended December 31, 2023 is a gain on deconsolidation of $12,417 and loss on deconsolidation of $9,820, respectively.

Investment in BioSteel Entities

Canopy Growth continues to have a 90.4% ownership interest in BioSteel Canada and 100% ownership interests in each of BioSteel US and BioSteel Manufacturing, but has deconsolidated the BioSteel Entities because it no longer has a controlling interest in them. Since the estimated amount of the liabilities of the BioSteel Entities exceeds the estimated fair value of the assets available for distribution to its creditors, the fair value of Canopy Growth's equity investment in the BioSteel Entities approximates zero.

Canopy Growth's Amounts Receivable from BioSteel Entities

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

As of the deconsolidation date for BioSteel US and BioSteel Manufacturing, Canopy Growth has recorded remaining amounts legally receivable from BioSteel US and BioSteel Manufacturing at their estimated fair value.

The remaining amounts legally receivable from the BioSteel Entities are measured at their expected recoverable amounts. The assets and liabilities related to the BioSteel Entities business units are classified as discontinued operations and the major categories are as follows:

	December 31,	March 31,
	2023	2023
Cash	$-	$9,314
Short-term investments	-	69
Amounts receivable, net	-	25,528
Receivable from BioSteel Entities	29,401	-
Inventory	-	65,671
Prepaid expenses and other assets	-	15,709
Property, plant and equipment	-	28,195
Intangible assets	-	27,969
Other assets	-	405
Total assets of discontinued operations	$29,401	$172,860

Accounts payable	-	44,399
Other accrued expenses and liabilities	-	22,248
Other current liabilities	-	977
Deferred income tax liabilities	-	954
Other liabilities	-	2,463
Total liabilities of discontinued operations	$-	$71,041

5. LOSS ON ASSET IMPAIRMENT AND RESTRUCTURING

In the three months ended December 31, 2023, the Company recorded a loss on asset impairment and restructuring. The loss for the three months ended December 31, 2023 primarily relates to the This Works Divestiture (as defined below) as This Works was classified as held for sale and measured at its fair value less costs to sell which was lower than its carrying amount (refer to Note 27).

For the nine months ended December 31, 2023, the loss on asset impairment and restructuring was primarily related to: (i) the Company's divestiture of This Works; and (ii) various incremental impairment losses and other costs associated with the restructuring of the Company's Canadian cannabis operations that were initiated in the three months ended March 31, 2023. The loss on asset impairment and restructuring was partially offset by a gain on the sale of the Company's production facility at 1 Hershey Drive in Smiths Falls, Ontario. Such gain was due to the sale proceeds exceeding the carrying value that was previously impaired at March 31, 2023.

As a result, in the three and nine months ended December 31, 2023, the Company recognized a loss on asset impairment and restructuring of $30,413 and $2,452, respectively (three and nine months ended December 31, 2022 – loss of $22,259 and $1,794,212, respectively).

6. CASH AND CASH EQUIVALENTS

The components of cash and cash equivalents are as follows:

	December 31,	March 31,
	2023	2023
Cash	$87,621	$453,146
Cash equivalents	55,124	214,547
	$142,745	$667,693

7. SHORT-TERM INVESTMENTS

The components of short-term investments are as follows:

	December 31,	March 31,
	2023	2023
Government securities	$-	$60,157
Term deposits	43,436	30,000
Commercial paper and other	-	15,369
	$43,436	$105,526

The amortized cost of short-term investments at December 31, 2023 is $43,436 (March 31, 2023 – $107,661).

8. AMOUNTS RECEIVABLE, NET

The components of amounts receivable, net are as follows:

	December 31,	March 31,
	2023	2023
Accounts receivable, net	$50,957	$41,292
Indirect taxes receivable	6,798	11,544
Interest receivable	360	3,966
Other receivables	5,809	11,657
	$63,924	$68,459

Included in the accounts receivable, net balance at December 31, 2023 is an allowance for doubtful accounts of $10,694 (March 31, 2023 – $8,554).

9. INVENTORY

The components of inventory are as follows:

	December 31,	March 31,
	2023	2023
Raw materials, packaging supplies and consumables	$21,218	$18,927
Work in progress	38,495	34,104
Finished goods	27,204	30,199
	$86,917	$83,230

In the three and nine months ended December 31, 2023, the Company recorded write-downs related to inventory in cost of goods sold of $859 and $8,362, respectively (three and nine months ended December 31, 2022 – $6,454 and $29,274, respectively).

10. PREPAID EXPENSES AND OTHER ASSETS

The components of prepaid expenses and other assets are as follows:

	December 31,	March 31,
	2023	2023
Prepaid expenses	$11,740	$11,963
Deposits	2,202	1,522
Prepaid inventory	881	690
Other assets	8,759	10,115
	$23,582	$24,290

11. OTHER FINANCIAL ASSETS

The following table outlines changes in other financial assets. Additional details on how the fair value of significant investments is calculated are included in Note 23.

					Foreign
		Balance at			currency		Balance at
		March 31,		Fair value	translation		December 31,
Entity	Instrument	2023	Additions	changes	adjustments	Other	2023
Acreage[1]	Fixed Shares option and Floating Shares agreement	$55,382	$-	$(22,296)	$(86)	$-	$33,000
TerrAscend Exchangeable Shares	Exchangeable shares	93,000	-	10,201	(2,201)	-	101,000
TerrAscend - December 2022	Warrants	26,000		2,702	(702)	-	28,000
TerrAscend	Option	1,600	-	138	(38)	-	1,700
Wana	Option	239,078	-	(111,783)	(3,755)	(4,968)	118,572
Jetty	Options	75,014	-	(27,243)	(1,089)	-	46,682
Acreage Hempco[1]	Debenture	29,262	-	(15,775)	(112)	(397)	12,978
Acreage Debt Option Premium	Option	35,479	-	1,470	(730)	-	36,219
Acreage Tax Receivable Agreement	Other	3,109	-	(2,399)	(61)	-	649
Other - at fair value through net income (loss)	Various	1,870	2,156	1,125	(27)	-	5,124
Other - classified as held for investment	Loan receivable	8,498	-	-	-	(98)	8,400
		$568,292	$2,156	$(163,860)	$(8,801)	$(5,463)	$392,324

1 See Note 28 for information regarding the Acreage Amended Arrangement and Acreage Hempco.

For information regarding the Reorganization, Reorganization Amendments and Additional Reorganization Amendments, see Note 3. Following the implementation of the Reorganization, Canopy USA, as of October 24, 2022, holds an ownership interest in certain U.S. cannabis investments previously held by the Company, including, among others, interests in the Floating Shares of Acreage, Wana, Jetty, and TerrAscend.

12. PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment are as follows:

	December 31,	March 31,
	2023	2023
Buildings and greenhouses	$306,611	$413,832
Production and warehouse equipment	70,990	76,760
Leasehold improvements	9,170	13,655
Office and lab equipment	10,976	13,636
Computer equipment	8,331	8,521
Land	5,325	16,781
Right-of-use-assets
Buildings and greenhouses	33,126	35,167
Assets in process	591	3,229
	445,120	581,581
Less: Accumulated depreciation	(104,641)	(110,310)
	$340,479	$471,271

Depreciation expense included in cost of goods sold for the three and nine months ended December 31, 2023 is $5,091 and $19,589, respectively (three and nine months ended December 31, 2022 – $11,611 and $34,001, respectively). Depreciation expense included in selling, general and administrative expenses for the three and nine months ended December 31, 2023 is $826 and $2,896, respectively (three and nine months ended December 31, 2022 – $1,509 and $8,673, respectively).

13. INTANGIBLE ASSETS

The components of intangible assets are as follows:

	December 31, 2023		March 31, 2023
	Gross	Net	Gross	Net
	Carrying	Carrying	Carrying	Carrying
	Amount	Amount	Amount	Amount
Finite lived intangible assets
Intellectual property	$82,378	$40,603	$98,383	$56,333
Distribution channel	45,948	3,264	58,324	11,231
Operating licenses	24,472	16,793	24,400	19,012
Software and domain names	32,199	8,355	34,177	14,579
Brands	15,490	12,324	16,253	13,249
Amortizable intangibles in process	195	195	508	508
Total	$200,682	$81,534	$232,045	$114,912

Indefinite lived intangible assets
Acquired brands		$37,538		$45,838
Total intangible assets		$119,072		$160,750

Amortization expense included in cost of goods sold for the three and nine months ended December 31, 2023 is $13 and $41, respectively (three and nine months ended December 31, 2022 – $16 and $45, respectively). Amortization expense included in selling, general and administrative expenses for the three and nine months ended December 31, 2023 is $6,310 and $19,355, respectively (three and nine months ended December 31, 2022 – $6,172, and $18,013, respectively).

14. GOODWILL

The changes in the carrying amount of goodwill are as follows:

Balance, March 31, 2022	$1,866,503
Disposal of consolidated entities	(227)
Impairment losses	(1,785,080)
Foreign currency translation adjustments	4,367
Balance, March 31, 2023	$85,563
Foreign currency translation adjustments	(326)
Balance, December 31, 2023	$85,237

The Company does not believe that an event occurred or circumstances changed during the nine months ended December 31, 2023 that would, more likely than not, reduce the fair value of the Storz & Bickel reporting unit below its carrying value. Therefore, the Company concluded that the quantitative goodwill impairment assessment was not required for the Storz & Bickel reporting unit at December 31, 2023. The carrying value of goodwill associated with the Storz & Bickel reporting unit was $85,237 at December 31, 2023.

The Company is required to perform its next annual goodwill impairment analysis on March 31, 2024, or earlier should there be an event that occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

15. OTHER ACCRUED EXPENSES AND LIABILITIES

The components of other accrued expenses and liabilities are as follows:

	December 31,	March 31,
	2023	2023
Employee compensation	$17,147	$27,322
Taxes and government fees	12,148	5,734
Professional fees	10,837	5,967
Other	9,643	14,720
	$49,775	$53,743

16. DEBT

The components of debt are as follows:

		December 31,	March 31,
	Maturity Date	2023	2023
Unsecured senior notes at 4.25% interest with semi-annual interest payments	July 15, 2023
Principal amount		$-	$337,380
Accrued interest		-	3,148
Non-credit risk fair value adjustment		-	26,214
Credit risk fair value adjustment		-	(35,492)
		-	331,250
Supreme convertible debentures	September 10, 2025	30,461	31,503
Accretion debentures	September 10, 2025	7,650	8,780
Credit facility	March 18, 2026	487,108	840,058
Equity-settled convertible debentures	February 28, 2028	-	93,228
Promissory note	December 31, 2024	85,486	-
Other revolving debt facility, loan, and financings		1,369	2,062
		612,074	1,306,881
Less: current portion		(91,336)	(556,890)
Long-term portion		$520,738	$749,991

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

On each of August 11, 2023 and September 14, 2023, pursuant to the terms of the Amended Credit Agreement, the Company repurchased additional outstanding principal amounts under the Credit Facility using certain net proceeds from completed asset sales (the "Second Quarter 2024 Paydowns"). The Second Quarter 2024 Paydowns resulted in an aggregate principal reduction of $73,313 (US$54,491) for a cash payment of $69,647 (US$51,766).

On each of November 28, 2023 and December 27, 2023, pursuant to the terms of the Amended Credit Agreement, the Company repurchased and repaid, as applicable, additional outstanding principal amounts under the Credit Facility using certain net proceeds from completed asset sales (the "Third Quarter 2024 Paydowns"). The Third Quarter 2024 Paydowns resulted in an aggregate principal reduction of $65,379 (US$48,532) for a cash payment of $63,167 (US$46,902).

The Amended Credit Facility continues to mature on March 18, 2026 and through December 26, 2023, had an interest rate of LIBOR + 8.50%. After December 26, 2023, interest on amounts outstanding under the Amended Credit Facility is calculated at either the applicable prime rate plus 7.50% per annum, subject to a prime rate floor of 2.00%, or adjusted term SOFR plus 8.50% per annum, subject to an adjusted term SOFR floor of 1.00%. The Company’s obligations under the Credit Facility are guaranteed by material wholly-owned Canadian and U.S. subsidiaries of the Company. The Credit Facility is secured by substantially all of the assets of the Company and its material wholly-owned Canadian and U.S. subsidiaries, including material real property. The Credit Agreement contains representations and warranties, and affirmative and negative covenants.

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

The Canopy Notes were issued pursuant to an indenture dated June 20, 2018, as supplemented on April 30, 2019 and June 29, 2022 (collectively, the “Canopy Notes Indenture”). As a result of the supplement to the Canopy Notes Indenture dated June 29, 2022 (the “Second Supplemental Indenture”), the Company irrevocably surrendered its right to settle the conversion of any Canopy Note with its common shares. As a result, had there been any conversions of Canopy Notes following the execution of the Second Supplemental Indenture these would have been settled entirely in cash, unless otherwise negotiated.

The Canopy Notes were initially recognized at fair value on the balance sheet and continued to be recorded at fair value until their repayment. All changes in fair value following initial recognition, excluding the impact of the change in fair value related to the Company’s own credit risk, were recorded in other income (expense), net. The changes in fair value related to the Company’s own credit risk were recorded through other comprehensive income (loss). During the three months ended June 30, 2023, the Company entered into privately negotiated exchange agreements (the "June 2023 Exchange Agreements") with certain holders of the Canopy Notes (the "Noteholders"), pursuant to which the Company acquired and cancelled an aggregate principal amount of Canopy Notes of $12,500 in exchange for cash, including accrued and unpaid interest owing under such Canopy Notes, and the issuance of an aggregate 2,434,274 Canopy Growth common shares.

On July 13, 2023, the Company entered into privately negotiated redemption agreements (collectively, the "Redemption Agreements") with certain Noteholders of the Canopy Notes pursuant to which approximately $193,000 aggregate principal amount of the outstanding Canopy Notes held by such Noteholders were redeemed by the Company (the "Redemption") for: (i) a cash payment in the aggregate amount of approximately $101,000; (ii) the issuance of an aggregate of 9,043,092 Canopy Growth common shares; and (iii) the issuance of $40,380 aggregate principal amount of unsecured non-interest bearing convertible debentures (the "Debentures"). Following the Redemption, the Company settled the remaining aggregate principal amount owing under the outstanding Canopy Notes in cash and, as of the maturity date, there were no Canopy Notes outstanding.

The Debentures were issued pursuant to a debenture indenture dated July 14, 2023 between the Company and Odyssey Trust Company, in its capacity as trustee. The Debentures were convertible into Canopy Growth common shares (the “Debenture Shares”) at the option of the holder at any time or times following approval from the Company’s shareholders for the issuance of all of the Debenture Shares in excess of the Nasdaq threshold of 19.99% and the TSX requirements of 25%, of the issued and outstanding Canopy Growth common shares in accordance with the applicable rules and regulations of the Nasdaq and the TSX (the “Shareholder Approval”) until the maturity date of January 15, 2024, at a conversion price equal to $5.50, subject to adjustment in certain events.

The Company obtained Shareholder Approval at its Annual General and Special Meeting of shareholders held on September 25, 2023. As of September 30, 2023, all conversions pursuant to the Debentures had been completed and the amount outstanding under the Debentures was $nil.

The acquisition and cancellation of the Canopy Notes pursuant to the June 2023 Exchange Agreements, Redemption of the Canopy Notes and conversions of the Debentures each resulted in a release of accumulated other comprehensive income into other income (expense), net for the three and nine months ended December 31, 2023 of $nil and $2,373, respectively. The related tax impact of $nil and $13,433, respectively, for the three and nine months ended December 31, 2023, associated with the aggregate principal amount acquired and cancelled was also released from accumulated other comprehensive income into income tax expense. Refer to Note 21.

On April 13, 2023, the Company entered into an exchange agreement (the “April 2023 Exchange Agreement”) with Greenstar in order to acquire and cancel $100,000 aggregate principal amount of the Canopy Notes. Pursuant to the April 2023 Exchange Agreement, the Company agreed to acquire and cancel $100,000 aggregate principal amount of the Canopy Notes held by Greenstar in exchange for: (i) a cash payment to Greenstar in the amount of the unpaid and accrued interest owing under the Canopy Notes held by Greenstar; and (ii) a promissory note (the “CBI Note”) issuable to Greenstar in the aggregate amount of $100,000 payable on December 31, 2024. The CBI Note bears interest at a rate of 4.25% per year, payable on maturity of the CBI Note. As a result, Greenstar no longer holds any Canopy Notes. At December 31, 2023, the estimated fair value of the CBI Note was $85,486, measured using a discounted cash flow model. See Note 23 for additional details on how the fair value of the CBI Note is calculated on a recurring basis.

The overall change in fair value of the Canopy Notes during the three and nine months ended December 31, 2023 was a decrease of $nil and $331,250, respectively (three and nine months ended December 31, 2022 – an increase of $4,427 and a decrease of $238,403, respectively), which included contractual interest of $nil and $2,925, respectively (three and nine months ended December 31, 2022 – $3,583 and $13,370, respectively) and principal redemption of $nil and $337,380, respectively (three and nine months ended December 31, 2022 – $nil and $262,620, respectively). Upon redemption, the principal redeemed during the three and nine months ended December 31, 2023 had a fair value of $nil and $334,005, respectively (three and nine months ended December 31, 2022 – $nil and $225,369, respectively). Refer to Note 23 for additional details on how the fair value of the Canopy Notes were calculated.

Supreme Cannabis Convertible Debentures and Accretion Debentures

On October 19, 2018, The Supreme Cannabis Company, Inc. (“Supreme Cannabis”) entered into an indenture with Computershare Trust Company of Canada (the “Trustee”) pursuant to which Supreme Cannabis issued 6.0% senior unsecured convertible debentures (the “Supreme Debentures”) for gross proceeds of $100,000. On September 9, 2020, Supreme Cannabis and the Trustee entered into a supplemental indenture to effect certain amendments to the Supreme Debentures, which included among other things: (i) the cancellation of $63,500 of principal amount of the Supreme Debentures; (ii) an increase in the interest rate to 8% per annum; (iii) the extension of the maturity date to September 10, 2025; and (iv) a reduction in the conversion price to $2.85.

In addition, on September 9, 2020, Supreme Cannabis issued new senior unsecured non-convertible debentures (the “Accretion Debentures”). The principal amount began at $nil and accreted at a rate of 11.06% per annum based on the remaining principal amount of the Supreme Debentures of $36,500 to a maximum of $13,500, compounding on a semi-annual basis commencing on September 9, 2020, and ending on September 9, 2023. As of September 9, 2023, the principal amount of the Accretion Debentures was finalized as $10,434. The Accretion Debentures are payable in cash, but do not bear cash interest and are not convertible into the common shares of Supreme Cannabis (the “Supreme Shares”). The principal amount of the Accretion Debentures will amortize, or be paid, at 1.0% per month over the 24 months prior to maturity. During the three and nine months ended December 31, 2023 principal payments on Accretion Debentures totaled $1,500 and $2,000, respectively.

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

In connection with the Supreme Arrangement, the Company, Supreme Cannabis and the Trustee entered into a supplemental indenture whereby the Company agreed to issue common shares upon conversion of any Supreme Debenture. In addition, the Company may force conversion of the Supreme Debentures outstanding with 30 days’ notice if the daily volume weighted average trading price of the Company’s common shares is greater than $385.90 for any 10 consecutive trading days. The Company, Supreme Cannabis and the Trustee entered into a further supplemental indenture whereby the Company agreed to guarantee the obligations of Supreme Cannabis pursuant to the Supreme Debentures and the Accretion Debentures.

Prior to September 9, 2023, the Supreme Debentures were not redeemable. Beginning on and after September 9, 2023, Supreme Cannabis may from time to time, upon providing 60 days prior written notice to the Trustee, redeem the Convertible Debentures outstanding, provided that the Accretion Debentures have already been redeemed in full.

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

In the three months ended June 30, 2023, $93,228 (US$72,800) in aggregate principal amount of the Convertible Debentures were converted for 8,445,894 Canopy Growth common shares. As of June 30, 2023, all conversions pursuant to the Convertible Debentures were completed and the amount outstanding under the Convertible Debentures was $nil.

17. OTHER LIABILITIES

The components of other liabilities are as follows:

	As at December 31, 2023			As at March 31, 2023
	Current	Long-term	Total	Current	Long-term	Total
Lease liabilities	$14,020	$67,176	$81,196	$28,421	$78,367	$106,788
Acquisition consideration and other investment related liabilities	19,473	94	19,567	25,945	30,323	56,268
Refund liability	5,618	-	5,618	6,434	-	6,434
Settlement liabilities and other	15,286	5,735	21,021	32,950	13,733	46,683
	$54,397	$73,005	$127,402	$93,750	$122,423	$216,173

The estimated deferred payments associated with the Wana financial instrument (the "Wana Deferred Payments") within acquisition consideration and other investment related liabilities at December 31, 2023 is $11,139 (March 31, 2023 – $26,370). See Note 23 for additional details on how the fair value of the Wana Deferred Payments is calculated on a recurring basis.

18. REDEEMABLE NONCONTROLLING INTEREST

The net changes in the redeemable noncontrolling interests are as follows:

	BioSteel	Total
As at March 31, 2023	$-	$-
Net income (loss) attributable to redeemable noncontrolling interest	(18,526)	(18,526)
Adjustments to redemption amount	18,526	18,526
As at December 31, 2023	$-	$-

	Vert Mirabel	BioSteel	Total
		(As Restated)
As at March 31, 2022	$1,000	$31,500	$32,500
Net income (loss) attributable to redeemable noncontrolling interest	508	(22,523)	(22,015)
Adjustments to redemption amount	(508)	2,699	2,191
Redemption of redeemable noncontrolling interest	-	(11,676)	(11,676)
As at December 31, 2022	$1,000	$-	$1,000

In August 2023, the Company issued 1,520,605 common shares relating to its acquisition of the Vert Mirabel redeemable noncontrolling interest which had closed in March 2023.

19. SHARE CAPITAL

CANOPY GROWTH

Authorized

An unlimited number of common shares.

(i) Equity financings

On September 18, 2023, the Company entered into subscription agreements (the "Subscription Agreements") with certain institutional investors (the "Investors"). Pursuant to the terms of the Subscription Agreements, the Company issued 2,292,947 units of the Company (the "Units") to the Investors at a price per Unit of US$10.90 for aggregate gross proceeds of $33,745 (US$25,000) (the "Unit Offering"). Each Unit is comprised of one Canopy Growth common share and one common share purchase warrant (a "Warrant"). Each Warrant entitles the holder to acquire one Canopy Growth common share at a price per share equal to US$13.50 for a period of five years from the date of issuance. The Unit Offering closed on September 19, 2023. The Investors also held an over-allotment option to acquire up to an additional 2,292,947 Units at a price per Unit of US$10.90 for aggregate gross proceeds of approximately US$25,000 at the discretion of the Investors at any time on or before November 2, 2023 (the "Over-Allotment Option"). The Over-Allotment Option was not exercised by the Investors and expired on November 2, 2023.

The gross proceeds from the Unit Offering were allocated to the Canopy Growth common shares, Warrants, and Over-Allotment Option based on their relative fair values.

(ii) Other issuances of common shares

During the nine months ended December 31, 2023, the Company issued the following common shares, net of share issuance costs, as a result of business combinations, milestones being met, and other equity-settled transactions:

	Number of common shares[1]	Share capital	Share based reserve
Settlement of Convertible Debentures	8,445,894	$108,055	$-
Settlement of Canopy Notes	11,477,366	57,084	-
Settlement of Debentures	7,341,818	87,754	-
Other issuances and share issue costs	6,165	(317)	(80)
Total	27,271,243	$252,576	$(80)

1 Prior period share amounts have been retrospectively adjusted to reflect the Share Consolidation, which became effective on December 15, 2023. See Note 2 for details.

During the nine months ended December 31, 2022, the Company issued the following common shares, net of share issuance costs, as a result of business combinations, milestones being met, and other equity-settled transactions:

	Number of common shares[1]	Share capital	Share based reserve
Jetty Agreements	842,654	$59,013	$-
HSCP Holders pursuant to Amended TRA	564,893	20,630	-
Completion of acquisition milestones	22,242	1,379	(1,379)
Other issuances	23,780	1,209	(353)
Total	1,453,569	$82,231	$(1,732)

1 Prior year share amounts have been retrospectively adjusted to reflect the Share Consolidation, which became effective on December 15, 2023. See Note 2 for details.

(iii) Warrants

	Number of whole warrants[2]	Average exercise price	Warrant value
Balance outstanding at March 31, 2023[1]	12,819,305	$580.40	$2,581,788
Issuance of warrants from private placement	2,292,947	18.33	8,977
Expiry of warrants	(12,692,731)	583.62	-
Balance outstanding at December 31, 2023	2,419,521	$30.34	$2,590,765

1 This balance excludes the Tranche C Warrants (as defined below), which represent a derivative liability and have nominal value. See Note 28.

2 Prior period warrant amounts have been retrospectively adjusted to reflect the Share Consolidation, which became effective on December 15, 2023. See Note 2 for details.

On November 1, 2023, the Tranche A Warrants (as defined below) expired in accordance with their terms without having been exercised. In accordance with the terms of the Tranche B Warrants (as defined below) and Tranche C Warrants, the vesting of the remaining Tranche B Warrants and Tranche C Warrants, as applicable, is conditioned on the exercise, in full, of the Tranche A Warrants. Accordingly, the Tranche B Warrants and Tranche C Warrants are not, and will not become, exercisable and are considered expired as of November 1, 2023.

	Number of whole warrants[2]	Average exercise price	Warrant value
Balance outstanding at March 31, 2022[1]	12,819,305	$580.40	$2,581,788
Expiry of warrants	-	-	-
Balance outstanding at December 31, 2022[1]	12,819,305	$580.40	$2,581,788

1 This balance excludes the Tranche C Warrants, which represent a derivative liability and have nominal value. See Note 28.

2 Prior year warrant amounts have been retrospectively adjusted to reflect the Share Consolidation, which became effective on December 15, 2023. See Note 2 for details.

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

The maximum number of common shares reserved for Awards is 8,293,196 at December 31, 2023. As of December 31, 2023, the only Awards issued have been Options, RSUs and performance share units ("PSUs") under the Previous Equity Incentive Plan, and Options and RSUs under the Omnibus Equity Incentive Plan.

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

Under the Company’s Employee Share Purchase Plan (the “Purchase Plan”) the aggregate number of common shares that may be issued is 60,000, and the maximum number of common shares which may be issued in any one fiscal year shall not exceed 30,000. For the three and nine months ended December 31, 2023, nil and 6,426 common shares were issued under the Purchase Plan (three and nine months ended December 31, 2022 – nil and 23,780). The Purchase Plan concluded in August 2023 as all of the common shares available have been purchased and the Company does not currently intend to reinstate the Purchase Plan at this time.

The following is a summary of the changes in the Options outstanding during the nine months ended December 31, 2023:

	Options issued[1]	Weighted average exercise price[1]
Balance outstanding at March 31, 2023	1,375,089	$271.20
Options granted	2,438,257	6.22
Options exercised	(643)	0.60
Options forfeited	(782,151)	188.33
Balance outstanding at December 31, 2023	3,030,552	$80.00

1 Prior period options and exercise price amounts have been retrospectively adjusted to reflect the Share Consolidation, which became effective on December 15, 2023. See Note 2 for details.

The following is a summary of the Options outstanding as at December 31, 2023:

	Options Outstanding		Options Exercisable
		Weighted Average		Weighted Average
		Remaining		Remaining
	Outstanding at	Contractual Life	Exercisable at	Contractual Life
Range of Exercise Prices[1]	December 31, 2023[1]	(years)	December 31, 2023[1]	(years)
$0.60 - $7.50	2,126,514	5.49	1,971	0.58
$7.51 - $56.10	284,535	4.61	98,291	4.55
$56.11 - $676.40	619,503	1.48	495,814	1.30
	3,030,552	4.58	596,076	1.83

1 Prior period Options and exercise price amounts have been retrospectively adjusted to reflect the Share Consolidation, which became effective on December 15, 2023. See Note 2 for details.

At December 31, 2023, the weighted average exercise price of the Options outstanding and Options exercisable was $80.00 and $321.19, respectively (March 31, 2023 – $271.20 and $372.80, respectively).

The Company recorded $2,671 and $7,637 in share-based compensation expense related to Options and Purchase Plan shares issued to employees and contractors for the three and nine months ended December 31, 2023, respectively (three and nine months ended December 31, 2022 – $1,790 and $5,175, respectively). The share-based compensation expense for the nine months ended December 31, 2023, includes an amount related to 107,874 Options being provided in exchange for services which are subject to performance conditions (for the nine months ended December 31, 2022 – 107,874).

The Company uses the Black-Scholes option pricing model to establish the fair value of Options granted during the three months ended December 31, 2023 and 2022, on their measurement date by applying the following assumptions:

	December 31,	December 31,
	2023	2022
Risk-free interest rate	3.95%	3.47%
Expected life of options (years)	3 - 5	3 - 5
Expected volatility	101.08%	82%
Expected forfeiture rate	21.45%	20%
Expected dividend yield	nil	nil
Black-Scholes value of each option[1]	$5.33	$33.40

1 Prior year Option value has been retrospectively adjusted to reflect the Share Consolidation, which became effective on December 15, 2023. See Note 2 for details.

Volatility was estimated by using the historical volatility of the Company. The expected life in years represents the period of time that Options granted are expected to be outstanding. The risk-free rate was based on zero coupon Canada government bonds with a remaining term equal to the expected life of the Options.

For the three and nine months ended December 31, 2023, the Company recorded $1,022 and $2,490, respectively in share-based compensation expense related to RSUs and PSUs (for the three and nine months ended December 31, 2022 – $4,265 and $15,718, respectively).

The following is a summary of the changes in the Company’s RSUs and PSUs during the nine months ended December 31, 2023:

Number of RSUs and PSUs[1]
Balance outstanding at March 31, 2023	258,322
RSUs and PSUs granted	1,539,859
RSUs and PSUs released	(115,968)
RSUs and PSUs cancelled and forfeited	(281,023)
Balance outstanding at December 31, 2023	1,401,190

1 Prior period amounts for RSUs and PSUs (granted pursuant to the Previous Equity Incentive Plan) have been retrospectively adjusted to reflect the Share Consolidation, which became effective on December 15, 2023. See Note 2 for details.

21. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income includes the following components:

	Foreign currency translation adjustments	Changes of own credit risk of financial liabilities	Accumulated other comprehensive income (loss)
As at March 31, 2023	(30,261)	16,401	(13,860)
Settlement of unsecured senior notes, net of deferred income tax	-	11,060	11,060
Other comprehensive (loss) income	575	(13,824)	(13,249)
As at December 31, 2023	$(29,686)	$13,637	$(16,049)

	Foreign currency translation adjustments	Changes of own credit risk of financial liabilities	Accumulated other comprehensive income (loss)
As at March 31, 2022	$(57,468)	$15,186	$(42,282)
Settlement of unsecured senior notes, net of deferred income tax	-	(29,507)	(29,507)
Other comprehensive income	24,694	32,847	57,541
As at December 31, 2022	$(32,774)	$18,526	$(14,248)

22. NONCONTROLLING INTERESTS

The net change in the noncontrolling interests is as follows:

	BioSteel	Other	Total
As at March 31, 2023	1,447	140	1,587
Comprehensive loss	(18,526)	-	(18,526)
Net loss attributable to redeemable noncontrolling interest	18,526	-	18,526
Share-based compensation	148	-	148
Ownership changes	(1,595)	(1)	(1,596)
As at December 31, 2023	$-	$139	$139

	Vert Mirabel	BioSteel	Other non- material interests	Total
		(As Restated)
As at March 31, 2022	$-	$2,497	$1,844	$4,341
Comprehensive income (loss)	508	(22,523)	(1,844)	(23,859)
Net (income) loss attributable to redeemable noncontrolling interest	(508)	22,523	-	22,015
Share-based compensation	-	495	-	495
Ownership changes	-	-	1,356	1,356
Redemption of redeemable noncontrolling interests, net	-	(1,552)	-	(1,552)
As at December 31, 2022	$-	$1,440	$1,356	$2,796

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

The following table represents the Company's financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair value measurement using
	Quoted	Significant
	prices in	other	Significant
	active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2023
Assets:
Short-term investments	$43,436	$-	$-	$43,436
Restricted short-term investments	7,275	-	-	7,275
Other financial assets	3,613	-	380,311	383,924
Liabilities:
Long-term debt	-	-	85,486	85,486
Other liabilities	-	-	11,139	11,139

March 31, 2023
Assets:
Short-term investments	$105,526	$-	$-	$105,526
Restricted short-term investments	11,765	-	-	11,765
Other financial assets	269	-	559,525	559,794
Liabilities:
Unsecured senior notes	-	331,250	-	331,250
Other liabilities	-	-	29,952	29,952

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

The following table summarizes the valuation techniques and significant unobservable inputs in the fair value measurement of significant level 3 financial instruments:

Financial asset / financial liability	Valuation techniques	Significant unobservable inputs	Relationship of unobservable inputs to fair value
Acreage financial instrument	Probability weighted expected return	Probability of each scenario	Change in probability of occurrence in each scenario will result in a change in fair value
	model	Number of common shares to be issued	Increase or decrease in value and number of common shares will result in a decrease or increase in fair value
		Intrinsic value of Acreage	Increase or decrease in intrinsic value will result in an increase or decrease in fair value
		Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
		Estimated premium on US legalization	Increase or decrease in estimated premium on US legalization will result in an increase or decrease in fair value
		Control premium	Increase or decrease in estimated control premium will result in an increase or decrease in fair value
		Market access premium	Increase or decrease in estimated market access premium will result in an increase or decrease in fair value

TerrAscend Exchangeable Shares, TerrAscend Option	Put option pricing model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
Hempco Debenture	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
TerrAscend warrants - December 2022	Black-Sholes option pricing model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
Wana financial instrument - Call	Discounted cash flow	Expected future Wana cash flows	Increase or decrease in expected future Wana cash flows will result in an increase or decrease in fair value
Options		Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
Wana financial instrument - Deferred Payments	Monte Carlo simulation model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
		Volatility of Wana equity	Increase or decrease in volatility will result in an increase or decrease in fair value
Jetty financial instrument -	Discounted cash flow	Expected future Jetty cash flows	Increase or decrease in expected future Jetty cash flows will result in an increase or decrease in fair value
Call Options		Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
Jetty financial instrument - Deferred Payments	Monte Carlo simulation model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
		Volatility of Jetty equity and revenue	Increase or decrease in volatility will result in an increase or decrease in fair value
CBI promissory note	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
BioSteel redeemable noncontrolling	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
interest		Expected future BioSteel cash flows	Increase or decrease in expected future BioSteel cash flows will result in an increase or decrease in fair value
Acreage Debt Option Premium	Monte Carlo simulation model	Volatility of Acreage share price	Increase or decrease in volatility will result in a decrease or increase in fair value
Acreage Tax Receivable	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
Agreement	Probability-weighted expected return	Probability of each scenario	Change in probability of occurrence in each scenario will result in a change in fair value
	model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value

24. REVENUE

Revenue is disaggregated as follows:

	Three months ended		Nine months ended
	December 31,	December 31,	December 31,	December 31,
	2023	2022	2023	2022
Canada cannabis
Canadian adult-use cannabis
Business-to-business[1]	$23,386	$21,522	$71,591	$73,379
Business-to-consumer	-	11,036	-	36,243
	23,386	32,558	71,591	109,622
Canadian medical cannabis[2]	15,642	14,059	45,043	41,714
	$39,028	$46,617	$116,634	$151,336

Rest-of-world cannabis	$10,527	$5,846	$29,666	$30,179
Storz & Bickel	$18,453	$20,214	$48,517	$49,351
This Works	$8,165	$8,289	$21,256	$20,677
Other	2,332	3,884	8,285	13,475

Net revenue	$78,505	$84,850	$224,358	$265,018

1Canadian adult-use business-to-business net revenue during the three and nine months ended December 31, 2023 reflects excise taxes of $9,741 and $31,596, respectively (three and nine months ended December 31, 2022 – $10,797 and $33,754, respectively).

2Canadian medical cannabis net revenue for the three and nine months ended December 31, 2023 reflects excise taxes of $1,815 and $4,827, respectively (three and nine months ended December 31, 2022 – $1,339 and $3,625, respectively).

The Company recognizes variable consideration related to estimated future product returns and price adjustments as a reduction of the transaction price at the time revenue for the corresponding product sale is recognized. Net revenue reflects actual returns and variable consideration related to estimated returns and price adjustments in the amount of $1,430 and $2,937 for the three and nine months ended December 31, 2023, respectively (three and nine months ended December 31, 2022 – $5,684 and $7,788, respectively). As of December 31, 2023, the liability for estimated returns and price adjustments was $5,618 (March 31, 2023 – $6,434).

25. OTHER INCOME (EXPENSE), NET

Other income (expense), net is disaggregated as follows:

	Three months ended		Nine months ended
	December 31,	December 31,	December 31,	December 31,
	2023	2022	2023	2022
Fair value changes on other financial assets	$(146,672)	$(95,815)	$(163,860)	$(396,755)
Fair value changes on liability arising from Acreage Arrangement	-	-	-	47,000
Fair value changes on debt	(5,400)	(8,964)	(30,614)	(32,365)
Fair value changes on warrant derivative liability	-	23	-	26,252
Fair value changes on acquisition related contingent consideration and other	8,629	1,762	19,146	25,902
(Charges) and gain related to settlement of debt	(571)	8,912	(13,124)	4,224
Interest income	2,548	7,048	13,833	15,922
Interest expense	(24,623)	(33,286)	(84,223)	(90,658)
Foreign currency gain (loss)	(4,069)	814	529	1,857
Other income (expense), net	(879)	4,016	5,043	2,547
	$(171,037)	$(115,490)	$(253,270)	$(396,074)

26. INCOME TAXES

There have been no material changes to income tax matters in connection with normal course operations during the nine months ended December 31, 2023.

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

27. THIS WORKS DIVESTITURE

On December 18, 2023, the Company entered into an agreement to divest all of its interest in This Works to a London-based investment firm (the “This Works Divestiture”). The Company completed the This Works Divestiture on December 18, 2023, pursuant to which the Company received a cash payment of $2,249 (£1,333) and a loan note of $5,240 (£3,106) with a maturity date of December 18, 2027. The Company may receive an earnout payment of up to $5,905 (£3,500), subject to certain financial targets.

Prior to closing of the This Works Divestiture, the net assets of This Works were recorded as held for sale and the Company recorded asset impairment and restructuring charges of $28,144. Upon the completion of the This Works Divestiture, the Company no longer controls This Works and derecognized the assets and liabilities on the closing date:

Current assets[1]	$13,793
Intangible assets	16,828
Less: valuation allowance	(20,154)
Current liabilities	(6,661)
Cumulative translation adjustment	2,322
Net assets disposed	$6,128

Consideration received in cash	$2,249
Future cash consideration	7,286
Costs to sell	(3,407)
Total consideration	$6,128

Gain on disposal of consolidated entity	$-

1 Included in current assets is $5,968 of cash.

The gain calculated on the derecognition of the assets and liabilities of This Works is the difference between the carrying amounts of the derecognized assets and liabilities, and the fair value of consideration received, net of costs to sell.

28. ACREAGE ARRANGEMENT AND AMENDMENTS TO CBI INVESTOR RIGHTS AGREEMENT AND WARRANTS

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

The Acreage Amended Arrangement provides for, among other things, the following:

•
Following the occurrence or waiver (at the discretion of Canopy Growth) of the Triggering Event and subject to the satisfaction or waiver of the conditions set out in the Original Acreage Arrangement Agreement (as modified in connection with the Acreage Amending Agreement), Canopy Growth will acquire all of the issued and outstanding Fixed Shares based on an amended exchange ratio equal to 0.03048 of a common share to be received for each Fixed Share held. The foregoing exchange ratio for the Fixed Shares is subject to adjustment in accordance with the Acreage Amended Arrangement if, among other things, Acreage issues greater than the permitted number of Fixed Shares;
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

At December 31, 2023, the right and the obligation to: (i) acquire the Fixed Shares pursuant to the Existing Acreage Arrangement Agreement; and (ii) acquire the Floating Shares pursuant to the Floating Share Arrangement Agreement (together, the “Acreage financial instrument”), represents a financial asset of $33,000 (March 31, 2023 – $55,382 asset). At December 31, 2023, the estimated fair value of the Acreage business is more than the estimated fair value of the consideration to be provided upon the exercise of the Acreage financial instrument. Fair value changes on the Acreage financial instrument are recognized in other income (expense), net; see Note 25. The fair value determination includes a high degree of subjectivity and judgment, which results in significant estimation uncertainty. See Note 23 for additional details on how the fair value of the Acreage financial instrument is calculated on a recurring basis. From a measurement perspective, the Company has elected the fair value option under ASC 825 - Financial Instruments ("ASC 825").

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

The amount advanced on September 23, 2020 pursuant to the Hempco Debenture has been recorded in other financial assets (see Note 11), and the Company has elected the fair value option under ASC 825 (see Note 23). At December 31, 2023, the estimated fair value of the Hempco Debenture issued to an affiliate of the Company by Acreage Hempco was $12,978 (March 31, 2023 –

$29,262), measured using a discounted cash flow model (see Note 23). Refer to Note 11 for details on fair value changes, foreign currency translation adjustment, and anticipated interest to be received. An additional US$50,000 may be advanced pursuant to the Hempco Debenture subject to the satisfaction of certain conditions by Acreage Hempco.

Amendment to the CBI Investor Rights Agreement and warrants

On April 18, 2019, certain wholly owned subsidiaries of CBI and Canopy Growth entered into the Second Amended and Restated Investor Rights Agreement (the "Amended Investor Rights Agreement") and a consent agreement. In connection with these agreements, on June 27, 2019, Canopy Growth (i) extended the term of the first tranche of warrants, which allow CBI to acquire 8.85 million additional shares of Canopy Growth for a fixed price of $504.00 per share (the “Tranche A Warrants”), to November 1, 2023; and (ii) replaced the second tranche of warrants with two new tranches of warrants (the “Tranche B Warrants” and the “Tranche C Warrants”) as follows:

•
the Tranche B Warrants were exercisable to acquire 3.85 million common shares at a price of C$766.80 per common share; and
•
the Tranche C Warrants were exercisable to acquire 1.28 million common shares at a price equal to the 5-day volume-weighted average price of the common shares immediately prior to exercise.

In connection with the Tranche B Warrants and the Tranche C Warrants, Canopy Growth agreed to provide CBI with a share repurchase credit of up to $1.583 billion on the aggregate exercise price of the Tranche B Warrants and Tranche C Warrants in the event that Canopy Growth does not purchase for cancellation the lesser of (i) 2,737,886 common shares; and (ii) common shares with a value of $1.583 billion, during the period commencing on April 18, 2019 and ending on the date that is 24 months after the date that CBI exercises all of the Tranche A Warrants.

The modifications to the Tranche A Warrants resulted in them meeting the definition of a derivative instrument under ASC 815 - Derivatives and Hedging (“ASC 815”). They were classified in equity as the number of shares and exercise price were both fixed at inception. The Tranche B Warrants were accounted for as derivative instruments (the “warrant derivative liability”) measured at fair value in accordance with ASC 815.

On November 1, 2023, the Tranche A Warrants expired in accordance with their terms without having been exercised. In accordance with the terms of the Tranche B Warrants and Tranche C Warrants, the vesting of the remaining Tranche B Warrants and Tranche C Warrants, as applicable, is conditioned on the exercise, in full, of the Tranche A Warrants. Accordingly, the Tranche B Warrants and Tranche C Warrants are not, and will not become, exercisable and are considered expired as of November 1, 2023.

As described in Note 3, in connection with the Reorganization, the Company entered into the Third Consent Agreement, pursuant to which CBG and Greenstar agreed, among other things, that in the event that CBG and Greenstar convert their ownership in the Company's common shares into Exchangeable Shares, CBG will surrender the warrants held by CBG to purchase 13,974,545 common shares of the Company for cancellation for no consideration. In addition, following such conversion by CBG and Greenstar of their common shares into Exchangeable Shares, other than the Third Consent Agreement and the termination rights contained therein and the CBI Note (as defined below), all agreements between the Company and CBI will terminate, including the Amended Investor Rights Agreement. In such circumstances it is expected that the CBI nominees that are currently sitting on the Board will resign as directors of the Company following the termination of the Amended Investor Rights Agreement.

29. COMMITMENTS AND CONTINGENCIES

Legal proceedings

In the ordinary course of business, the Company is at times subject to various legal proceedings and disputes, including the proceedings specifically discussed below. The Company assesses the liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, a liability is recorded in the consolidated financial statements. Where a loss is only reasonably possible or the amount of the loss cannot be reasonably estimated, no liability is recorded in the consolidated financial statements, but disclosures, as necessary, are provided.

For the purposes of these condensed interim consolidated financial statements, there have been no material changes with respect to legal proceedings that the Company is subject to since our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, except with respect to certain aspects of the legal proceedings disclosed below:

Request for arbitration

On December 29, 2023, a request for arbitration was made to the Company. Damages are being sought in the amount of US$32,667 against the Company based on alleged breaches of a Share Purchase Agreement (“SPA”), including breaches of the duty of good faith and honest performance in relation to certain milestone payments in the SPA. The Company denies the allegations, believes that the respondents have meritorious defenses, and expects to vigorously defend the claims, although the Company cannot predict when or how the arbitration will be resolved or estimate what the potential loss or range of loss would be, if any.

30. SEGMENT INFORMATION

Reportable segments

Prior to the three months ended September 30, 2022, the Company had the following two reportable segments: (i) global cannabis; and (ii) other consumer products. Following the completion of certain restructuring actions which were initiated in the three months ended March 31, 2022, and which were aligned with the Company's strategic review of its business, the Company has changed the structure of its internal management financial reporting. Accordingly, in the three months ended September 30, 2022, the Company began reporting its financial results for the following four reportable segments:

•
Canada cannabis - includes the production, distribution and sale of a diverse range of cannabis, hemp and cannabis-related products in Canada pursuant to the Cannabis Act;
•
Rest-of-world cannabis - includes the production, distribution and sale of a diverse range of cannabis and hemp products internationally pursuant to applicable international legislation, regulations and permits. Priority markets include medical cannabis markets in Australia, Germany, Poland and Czech Republic where the Company offers branded high-quality flower, oil and softgel extracts products under our recognized Spectrum Therapeutics brand (in Australia, Poland and Czech Republic) and more recently the Canopy Medical brand in Germany;
•
Storz & Bickel - includes the production, distribution and sale of vaporizers and accessories; and
•
This Works - includes the production, distribution and sale of beauty, skincare, wellness and sleep products, some of which have been blended with hemp-derived CBD isolate. On December 18, 2023, the Company completed the sale of This Works and as of such date, the results of This Works are no longer included in the Company's financial results.

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

	Three months ended		Nine months ended
	December 31,	December 31,	December 31,	December 31,
	2023	2022	2023	2022
Segmented net revenue
Canada cannabis	$39,028	$46,617	$116,634	$151,336
Rest-of-world cannabis	10,527	5,846	29,666	30,179
Storz & Bickel	18,453	20,214	48,517	49,351
This Works	8,165	8,289	21,256	20,677
Other	2,332	3,884	8,285	13,475
	$78,505	$84,850	$224,358	$265,018
Segmented gross margin:
Canada cannabis	$11,113	$(5,281)	$24,739	$(25,467)
Rest-of-world cannabis	4,192	(2,184)	10,364	(3,676)
Storz & Bickel	9,449	9,186	21,074	20,809
This Works	4,253	4,032	10,534	8,982
Other	(781)	(525)	(1,297)	144
	28,226	5,228	65,414	792
Selling, general and administrative expenses	54,436	89,604	174,810	271,425
Share-based compensation	3,693	6,055	10,127	20,893
Loss on asset impairment and restructuring	30,413	22,259	2,452	1,794,212
Operating loss	(60,316)	(112,690)	(121,975)	(2,085,738)
Other income (expense), net	(171,037)	(115,490)	(253,270)	(396,074)
Loss before incomes taxes	$(231,353)	$(228,180)	$(375,245)	$(2,481,812)

Asset information by segment is not provided to, or reviewed by, the Company’s CODM as it is not used to make strategic decisions, allocate resources, or assess performance.

Entity-wide disclosures

Disaggregation of net revenue by geographic area:

	Three months ended		Nine months ended
	December 31,	December 31,	December 31,	December 31,
	2023	2022	2023	2022
Canada	$41,024	$50,333	$123,724	$163,002
Germany	13,460	12,772	35,287	36,383
United States	10,334	9,447	28,102	29,825
Other	13,687	12,298	37,245	35,808
	$78,505	$84,850	$224,358	$265,018

Disaggregation of property, plant and equipment by geographic area:

	December 31,	March 31,
	2023	2023
Canada	$285,941	$361,129
United States	3,561	58,226
Germany	50,951	51,341
Other	26	575
	$340,479	$471,271

For the three months ended December 31, 2023, one customer represented more than 10% of the Company’s net revenue (three months ended December 31, 2022 – one).

For the nine months ended December 31, 2023, one customer represented more than 10% of the Company's net revenue (nine months ended December 31, 2022 – none).
31. SUBSEQUENT EVENTS

January 2024 Private Placement

On January 18, 2024, the Company entered into subscription agreements (the "January 2024 Subscription Agreements") with certain institutional investors (the "January 2024 Investors"). Pursuant to the terms of the January 2024 Subscription Agreements, the Company issued 8,158,510 units of the Company (the "January 2024 Units") to the January 2024 Investors at a price per January 2024 Unit of US$4.29 for aggregate gross proceeds of approximately $47,117 (US$35,000) (the "January 2024 Unit Offering"). Each January 2024 Unit is comprised of (a) one Canopy Growth common share and (b)(i) one Series A common share purchase warrant (a "Series A Warrant") or (ii) one Series B common share purchase warrant (a "Series B Warrant" and, together with the Series A Warrants, the "January 2024 Warrants"). Each January 2024 Warrant entitles the holder to acquire one Canopy Growth common share from the Company at a price per share equal to US$4.83. The Series A Warrants are currently exercisable and will remain exercisable until January 19, 2029, and the Series B Warrants will be exercisable for a period commencing on July 19, 2024 until July 19, 2029. The January 2024 Unit Offering closed on January 19, 2024.

Expiration of Supreme January 2021 Warrants

On January 29, 2024, the warrants governed by the warrant indenture dated January 29, 2021 between Supreme Cannabis and Computershare Trust Company of Canada, in its capacity as warrant agent (the “Warrant Agent”), as supplemented by the supplemental indenture dated June 22, 2021 between Supreme Cannabis, the Company and the Warrant Agent expired in accordance with their terms without having been exercised.

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

•
Part 2 - Results of Operations. This section provides an analysis of our results of operations for the third quarter of fiscal 2024 in comparison to the third quarter of fiscal 2023, and for the nine months ended December 31, 2023 in comparison to the nine months ended December 31, 2022.

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

Forward-looking statements include, but are not limited to, statements with respect to:

•
laws and regulations and any amendments thereto applicable to our business and the impact thereof, including uncertainty regarding the application of U.S. state and federal law to U.S. hemp (including cannabidiol "CBD") products and the scope of any regulations by the U.S. Food and Drug Administration, the U.S. Drug Enforcement Administration, the U.S. Federal Trade Commission, the U.S. Patent and Trademark Office, the U.S. Department of Agriculture (the “USDA”) and any state equivalent regulatory agencies over U.S. hemp (including CBD) products;
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
•
the timing and execution of the Second A&R LLC Agreement (as defined below);

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
•
expectations regarding the Option Premium (as defined below), including the ability to, and timing of, the exercise of such option;
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
•
the satisfaction or waiver of the closing conditions set out in the Trust SPA (as defined below), the acquisition of the Canopy USA Common Shares (as defined below) and warrants of Canopy USA by the Trust (as defined below) in connection with the first tranche and second tranche closings in accordance with the Trust SPA, the anticipated timing and occurrence of the exercise of the options held by the Trust to acquire the Voting Shares (as defined in the Trust SPA) and the additional warrants of Canopy USA, as applicable, and closing of such transactions;
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
•
the pre-emptive rights and/or top-up rights held by the CBI Group;
•
expectations regarding the use of proceeds of equity financings;
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

By their nature, forward-looking statements are subject to inherent risks and uncertainties that may be general or specific and which give rise to the possibility that expectations, forecasts, predictions, projections or conclusions will not prove to be accurate, that assumptions may not be correct and that objectives, strategic goals and priorities will not be achieved. A variety of factors, including known and unknown risks, many of which are beyond our control, could cause actual results to differ materially from the forward-looking statements in this Quarterly Report and other reports we file with, or furnish to, the Securities and Exchange Commission (the “SEC”) and other regulatory agencies and made by our directors, officers, other employees and other persons authorized to speak on our behalf. Such factors include, without limitation, risks related to our ability to remediate the material weaknesses in our internal control over financial reporting, or inability to otherwise maintain an effective system of internal control; the risk that our recent restatement could negatively affect investor confidence and raise reputation risks; our ability to continue as a going concern; our limited operating history; risks that we may be required to write down intangible assets, including goodwill, due to impairment; the diversion of management time on issues related to Canopy USA; the ability of parties to certain transactions to receive, in a timely manner and on satisfactory terms, the necessary regulatory, court and shareholder approvals; the risks that the Trust’s ownership interest in Canopy USA is currently not quantifiable and the Trust may have significant ownership and influence over Canopy USA upon completion of the Trust Transaction (as defined below); the risks relating to the conditions in the Floating Share Arrangement and the Acreage Amending Agreement (as defined below) not being satisfied or waived; the risks related to Acreage’s financial statements expressing doubt about its ability to continue as a going concern; the risks related to the Company losing the Option Premium in the event Acreage cannot satisfy its debt obligations as they become due; the risks related to the fact that the Company has not received audited financial statements with respect to Jetty; the adequacy of our capital resources and liquidity, including but not limited to, availability of sufficient cash flow to execute our business plan (either within the expected timeframe or at all); volatility in and/or degradation of general economic, market, industry or business conditions; risks relating to our current and future operations in emerging markets; compliance with applicable environmental, economic, health and safety, energy and other policies and regulations and in particular health concerns with respect to vaping and the use of cannabis and U.S. hemp products in vaping devices; risks and uncertainty regarding future product development; changes in regulatory requirements in relation to our business and products; our reliance on licenses issued by and contractual arrangements with various federal, state and provincial governmental authorities; inherent uncertainty associated with projections; future levels of revenues and the impact of increasing levels of competition; third-party manufacturing risks; third-party transportation risks; inflation risks; our exposure to risks related to an agricultural business, including wholesale price volatility and variable product quality; changes in laws, regulations and guidelines and our compliance with such laws, regulations and guidelines; risks relating to inventory write downs; risks relating to our ability to refinance debt as and when required on terms favorable to us and to comply with covenants contained in our debt facilities and debt instruments; risks associated with jointly owned investments; our ability to manage disruptions in credit markets or changes to our credit ratings; the success or timing of completion of ongoing or anticipated capital or maintenance projects; risks related to the integration of acquired businesses; the timing and manner of the legalization of cannabis in the United States; business strategies, growth opportunities and expected investment; counterparty risks and liquidity risks that may impact our ability to obtain loans and other credit facilities on favorable terms; the potential effects of judicial, regulatory or other proceedings, litigation or threatened litigation or proceedings, or reviews or investigations, on our business, financial condition, results of operations and cash flows; risks associated with divestment and restructuring; the anticipated effects of actions of third parties such as competitors, activist investors or federal, state, provincial, territorial or local regulatory authorities, self-regulatory organizations, plaintiffs in litigation or persons threatening litigation; consumer demand for cannabis and U.S. hemp products; the risks that the Canadian Transformative Plan will not result in the expected cost-savings, efficiencies and other benefits or will result in greater than anticipated turnover in personnel; the implementation and effectiveness of key personnel changes; risks related to stock exchange restrictions; risks related to the protection and enforcement of our intellectual property rights; the risks related to the Exchangeable Shares having different rights from our common shares and there may never be a trading market for the Exchangeable Shares; future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses; risks relating to the long term macroeconomic effects of the COVID-19 pandemic and any future pandemic or epidemic; and the factors discussed under the heading “Risk Factors” in the Annual Report and in Item 1A of Part II of this Quarterly Report. Readers are cautioned to consider these and other factors, uncertainties and potential events carefully and not to put undue reliance on forward-looking statements.

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

Part 1 - Business Overview

We are a world-leading cannabis and consumer packaged goods (“CPG”) company which produces, distributes, and sells a diverse range of cannabis, hemp, and CPG products. Cannabis products are principally sold for adult-use and medical purposes under a portfolio of distinct brands in Canada pursuant to the Cannabis Act, SC 2018, c 16 (the “Cannabis Act”), and globally pursuant to applicable international and Canadian legislation, regulations, and permits. Our core operations are in Canada, the United States, and priority growth markets internationally, including Australia, Germany, Poland and Czech Republic. Our other product offerings, which are sold by our subsidiaries in jurisdictions where it is permissible to do so, include Storz & Bickel GmbH (“Storz & Bickel”) vaporizers and accessories.

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

As described below under “Recent Developments”, on October 25, 2022, we announced the implementation of our internal reorganization pursuant to which, among other things, we formed Canopy USA, a new Delaware holding company (the “Reorganization”). Following the implementation of the Reorganization, as of October 24, 2022, Canopy USA holds certain U.S. cannabis investments that were previously held by Canopy Growth, which is expected to enable Canopy USA, following, among other things, the Meeting (as defined below) and the exercise of the Acreage Option (as defined below), including the issuance of the Fixed Shares (as defined below) to Canopy USA, to consummate the acquisitions of Acreage, Wana, and Jetty.

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

Segment Reporting

Prior to the second quarter of fiscal 2023, we had the following two reportable segments: (i) global cannabis; and (ii) other consumer products. Following the completion of certain restructuring actions which were initiated in the fourth quarter of fiscal 2022, and which were aligned with our strategic review of our business, we have changed the structure of our internal management financial reporting. In addition, the commencement of the CCAA Proceedings resulted in the removal of one of our segments. We now report our financial results for the following four reportable segments:

•
Canada cannabis - includes the production, distribution and sale of a diverse range of cannabis, hemp and cannabis-related products in Canada pursuant to the Cannabis Act;
•
Rest-of-world cannabis - includes the production, distribution and sale of a diverse range of cannabis and hemp products internationally pursuant to applicable international legislation, regulations and permits. Priority markets include medical cannabis markets in Australia, Germany, Poland and Czech Republic where we offer branded high-quality flower, oil and softgel extracts products under our recognized Spectrum Therapeutics brand (in Australia, Poland and Czech Republic) and more recently the Canopy Medical brand in Germany;
•
Storz & Bickel - includes the production, distribution and sale of vaporizers and accessories; and
•
This Works - includes the production, distribution and sale of beauty, skincare, wellness and sleep products, some of which have been blended with hemp-derived CBD isolate. On December 18, 2023, the Company completed the sale of This Works and as of such date, the results of This Works are no longer included in the Company's financial results.

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

Canopy Growth currently retains the option to acquire the issued and outstanding Class E subordinate voting shares (the “Fixed Shares”) of Acreage (the “Acreage Option”), representing approximately 70% of the total shares of Acreage, at a fixed share exchange ratio of 0.03048 of a Canopy Growth common share per Fixed Share. Concurrently with the closing of the acquisition of the Fixed Shares pursuant to the exercise of the Acreage Option, the Fixed Shares will be issued to Canopy USA. In addition, Canopy USA has agreed to acquire all of the issued and outstanding Class D subordinate voting shares of Acreage (the “Floating Shares”) by way of a court-approved plan of arrangement (the “Floating Share Arrangement”) in exchange for 0.045 of a common share of Canopy Growth for each Floating Share held. Acreage is a leading vertically-integrated multi-state cannabis operator, with its main operations in densely populated states across the Northeast U.S. including New Jersey and New York.

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

On December 9, 2022, Canopy USA and certain limited partnerships that are controlled by Canopy USA entered into a debt settlement agreement (the "Debt Settlement Agreement") with TerrAscend, TerrAscend Canada Inc. (“TerrAscend Canada”) and Arise Bioscience, Inc. (“Arise Bioscience”) whereby $125,467 in aggregate loans, including accrued interest thereon, payable by certain subsidiaries of TerrAscend, were extinguished and 22,474,130 TerrAscend Warrants, being all of the previously issued TerrAscend Warrants controlled by Canopy USA (the “Prior Warrants”) were cancelled in exchange for: (i) 24,601,467 TerrAscend Exchangeable Shares at a notional price of $5.10 per TerrAscend Exchangeable Share; and (ii) 22,474,130 new TerrAscend Warrants (the “New Warrants” and, together with the TerrAscend Exchangeable Shares, the “New TerrAscend Securities”) with a weighted average exercise price of $6.07 per TerrAscend Common Share and expiring on December 31, 2032. Following the issuance of the New TerrAscend Securities, Canopy USA beneficially owns: (i) 63,492,037 TerrAscend Exchangeable Shares; (ii) 22,474,130 New Warrants; and (iii) the TerrAscend Option. The TerrAscend Exchangeable Shares can be converted into TerrAscend Common Shares at Canopy USA’s option, subject to the terms of the A&R Protection Agreement (as defined below).

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

Amendments to Canopy USA Structure

Following the creation of Canopy USA, Nasdaq communicated its position to us stating that companies that consolidate “the assets and revenues generated from activities in violation under federal law cannot continue to list on Nasdaq”. Since we are committed to compliance with the listing requirements of the Nasdaq, we and Canopy USA effectuated certain changes to the initial structure of the Company’s interest in Canopy USA that were intended to facilitate the deconsolidation of the financial results of Canopy USA within our financial statements. These changes included, among other things, modifying the terms of the Protection Agreement between us, our wholly-owned subsidiary and Canopy USA as well as the terms of Canopy USA’s limited liability company agreement and amending the terms of certain agreements with third-party investors in Canopy USA to eliminate any rights to guaranteed returns (collectively, the “Reorganization Amendments”).

On May 19, 2023, Canopy Growth and Canopy USA implemented the Reorganization Amendments, which included, entering into the First A&R Protection Agreement (as defined below) and amending and restating Canopy USA’s limited liability company agreement (the “A&R LLC Agreement”) in order to: (i) eliminate certain negative covenants that were previously granted by Canopy USA in favor of Canopy Growth as well as delegating to the managers of the Canopy USA Board not appointed by Canopy Growth the authority to approve the following key decisions (collectively, the “Key Decisions”): (a) the annual business plan of Canopy USA; (b) decisions regarding the executive officers of Canopy USA and any of its subsidiaries; (c) increasing the compensation, bonus levels or other benefits payable to any current, former or future employees or managers of Canopy USA or any of its subsidiaries; (d) any other executive compensation plan matters of Canopy USA or any of its subsidiaries; and (e) the exercise of the Wana Options or the Jetty Options, which for greater certainty means that Canopy Growth’s nominee on the Canopy USA Board will not be permitted to vote on any Key Decisions while Canopy Growth owns Non-Voting Shares; (ii) reduce the number of managers on the Canopy USA Board from four to three, including, reducing Canopy Growth’s nomination right to a single manager; (iii) amend the share capital of Canopy USA to, among other things, (a) create a new class of Canopy USA Class B Shares, which may not be issued prior to the conversion of the Non-Voting Shares or the Canopy USA Common Shares into Canopy USA Class B Shares; (b) amend the terms of the Non-Voting Shares such that the Non-Voting Shares will be convertible into Canopy USA Class B Shares (as opposed to Canopy USA Common Shares); and (c) amend the terms of the Canopy USA Common Shares such that upon conversion of all of the Non-Voting Shares into Canopy USA Class B Shares, the Canopy USA Common Shares will, subject to their terms, automatically convert into Canopy USA Class B Shares, provided that the number of Canopy USA Class B Shares to be issued to the former holders of the Canopy USA Common Shares will be equal to no less than 10% of the total issued and outstanding Canopy USA Class B Shares following such issuance. Accordingly, as a result of the Reorganization Amendments, in no circumstances will Canopy Growth, at the time of such conversions, own more than 90% of the Canopy USA Class B Shares.

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

On November 3, 2023, we received a letter from the staff of the SEC (the “Staff”) in which the Staff indicated that, despite the Reorganization Amendments, it would object to the deconsolidation of the financial results of Canopy USA from the Company's financial statements in accordance with U.S. GAAP once Canopy USA acquires Wana, Jetty or the Fixed Shares of Acreage. We subsequently had discussions with the Office of Chief Accountant of the SEC (the "OCA") and determined to make certain additional amendments to the structure of Canopy USA (the “Additional Reorganization Amendments”) to facilitate the deconsolidation of Canopy USA from the financial results of Canopy Growth in accordance with U.S. GAAP upon Canopy USA’s acquisition of Wana, Jetty or Acreage. In that regard, we filed a revised preliminary proxy statement with the SEC on each of January 25, 2024 and February 5, 2024 in connection with the Amendment Proposal (as defined below) that discloses these Additional Reorganization Amendments. In connection with the Additional Reorganization Amendments, Canopy USA and its members expect to enter into a second amended and restated limited liability company agreement (the “Second A&R LLC Agreement”) immediately prior to the completion of the first tranche closing of the Trust Transaction. Upon the effective date of the Second A&R LLC Agreement, the terms of the Non-Voting Shares will be amended such that the Non-Voting Shares will only be convertible into Canopy USA Class B Shares following the date that the NASDAQ Stock Market or The New York Stock Exchange permit the listing of companies that consolidate the financial statements of companies that cultivate, distribute or possess marijuana (as defined in 21 U.S.C 802) in the United States (the “Triggering Event Date”). Based on our discussions with the OCA, upon effectuating the Additional Reorganization Amendments, we believe that the Staff would not object to the deconsolidation of the financial results of Canopy USA from the Company’s financial statements in accordance with U.S. GAAP once Canopy USA acquires Wana, Jetty or the Fixed Shares of Acreage.

Ownership of U.S. Cannabis Investments

Following the implementation of the Reorganization, the shares and interests in Acreage, Wana, Jetty and TerrAscend are held, directly or indirectly, by Canopy USA, and Canopy Growth no longer holds a direct interest in any shares or interests in such entities, other than the Acreage Option. Canopy Growth holds non-voting and non-participating shares (the "Non-Voting Shares") in the capital of Canopy USA. The Non-Voting Shares do not carry voting rights, rights to receive dividends or other rights upon dissolution of Canopy USA. Following the Reorganization Amendments, the Non-Voting Shares are convertible into Class B shares of Canopy USA (the “Canopy USA Class B Shares”), provided that following the execution of the Second A&R LLC Agreement, such conversion shall only be permitted following the Triggering Event Date. Canopy Growth also has the right (regardless of the fact that its Non-Voting Shares are non-voting and non-participating) to appoint one member to the Canopy USA board of managers (the “Canopy USA Board”).

As of December 31, 2023, a third party investor owned all of the issued and outstanding Class A shares of Canopy USA (the “Canopy USA Common Shares”) and a wholly-owned subsidiary of Canopy Growth holds Non-Voting Shares in the capital of Canopy USA, representing approximately more than 99% of the issued and outstanding shares in Canopy USA on an as-converted basis.

On October 24, 2022, Canopy USA and Canopy Growth also entered into an agreement with, among others, Nancy Whiteman, the controlling shareholder of Wana, which was amended and restated on May 19, 2023, whereby subsidiaries of Canopy USA agreed to pay additional consideration in order to acquire the Wana Options and the future payments owed in connection with the exercise of the Wana Options will be reduced to US$3.00 in exchange for the issuance of Canopy USA Common Shares and Canopy Growth common shares (the “Wana Amending Agreement”). In accordance with the terms of the Wana Amending Agreement, Canopy USA Common Shares and Canopy Growth common shares will be issued to the shareholders of Wana, each with a value equal to 7.5% of the fair market value of Wana as of the later of: (i) the date that the Wana Options are exercised; and (ii) the closing date of the first tranche of the Trust Transaction (the “Wana Valuation Date”) less any net debt of Wana as of the Wana Valuation Date plus any net cash of Wana as of Wana Valuation Date. The value of Wana and the number of Canopy USA Common Shares will be determined based on the fair market value of Wana and the Canopy USA Common Shares, respectively, as determined by an appraiser appointed by Canopy Growth and an appraiser appointed by the shareholders of Wana (and, if required, a third appraiser to be appointed by the initial two appraisers). The Canopy USA Common Shares and Canopy Growth common shares will only be issued to Ms. Whiteman, or entities controlled by Ms. Whiteman, on the later of: (i) the date of exercise of the Wana Options and (ii) the date that CBG and Greenstar, indirect, wholly-owned subsidiaries of CBI, have converted their Canopy Growth common shares into Exchangeable Shares. The Wana Amending Agreement may be terminated and no Canopy USA Common Shares or Canopy Growth common shares will be issued to Ms. Whiteman, or entities controlled by Ms. Whiteman in the event that CBG and Greenstar have not converted their Canopy Growth common shares into Exchangeable Shares by the later of: (i) sixty days after the Meeting; or (ii) December 31, 2023. The Canopy USA Common Shares issuable to Ms. Whiteman, or entities controlled by Ms. Whiteman, will also be subject to a repurchase right exercisable at any time after the 36 month anniversary of the closing of the transaction contemplated by the Wana Amending Agreement (the “Wana Repurchase Right”) to repurchase all Canopy USA Common Shares that have been issued at a price per Canopy USA Common Share equal to the fair market value as determined by an appraiser. As part of this agreement, Canopy USA has granted Ms. Whiteman the right to appoint one member to the Canopy USA Board and a put right on the same terms and conditions as the Wana Repurchase Right.

Canopy Growth and Canopy USA have also entered into a protection agreement (the "Protection Agreement") to provide for certain covenants in order to preserve the value of the Non-Voting Shares held by Canopy Growth until such time as the Non-Voting Shares are converted in accordance with their terms, provided that following the execution of the Second A&R LLC Agreement, such conversion shall only be permitted following the Triggering Event Date, but does not provide Canopy Growth with the ability to direct the business, operations or activities of Canopy USA. The Protection Agreement was amended and restated in connection with: (a) the Reorganization Amendments (the "First A&R Protection Agreement"); and (b) the Additional Reorganization Amendments (the “Second A&R Protection Agreement” and together with the First A&R Protection Agreement, the “A&R Protection Agreement”).

Upon closing of Canopy USA’s acquisition of Acreage, Canopy Growth will receive additional Non-Voting Shares from Canopy USA in consideration for the issuance of common shares of Canopy Growth that shareholders of Acreage will receive in accordance with the terms of the Existing Acreage Arrangement Agreement and the Floating Share Arrangement Agreement.

Until such time as Canopy Growth converts the Non-Voting Shares into Canopy USA Class B Shares following the Triggering Event Date, Canopy Growth will have no economic or voting interest in Canopy USA, Wana, Jetty, TerrAscend, or Acreage. Canopy USA, Wana, Jetty, TerrAscend, and Acreage will continue to operate independently of Canopy Growth.

Acreage Agreements

On October 24, 2022, Canopy Growth entered into an arrangement agreement with Canopy USA and Acreage, as amended (the “Floating Share Arrangement Agreement”), pursuant to which, subject to approval of the holders of the Floating Shares and the terms and conditions of the Floating Share Arrangement Agreement, Canopy USA will acquire all of the issued and outstanding Floating Shares by way of a court-approved plan on arrangement under the Business Corporations Act (British Columbia) (the “Floating Share Arrangement”) in exchange for 0.045 of a Company common share for each Floating Share held. In connection with the Floating Share Arrangement Agreement, Canopy Growth has irrevocably waived the Acreage Floating Option existing under the Existing Acreage Arrangement Agreement.

On October 24, 2022, Canopy Growth and Canopy USA entered into a third amendment to tax receivable agreement (the “Amended TRA”) with, among others, certain current or former unitholders (the “Holders”) of High Street Capital Partners, LLC, a subsidiary of Acreage (“HSCP”), pursuant to HSCP’s amended tax receivable agreement (the “TRA”) and related tax receivable bonus plans with Acreage. Pursuant to the Amended TRA, Canopy Growth, on behalf of Canopy USA, agreed to issue Canopy Growth common shares with a value of US$30.4 million to certain Holders as consideration for the assignment of such Holder’s rights under the TRA to Canopy USA. As a result of the Amended TRA, Canopy USA is the sole member and beneficiary under the TRA. In connection with the foregoing, Canopy Growth issued: (i) 564,893 common shares with a value of $20.6 million (US$15.2 million) to certain Holders on November 4, 2022 as the first installment under the Amended TRA; and (ii) 710,208 common shares with a value of $20.6 million (US$15.2 million) to certain Holders on March 17, 2023, as the second installment under the Amended TRA. Canopy Growth, on behalf of Canopy USA, also agreed to issue Canopy Growth common shares with a value of approximately US$19.6 million to certain eligible participants pursuant to HSCP’s existing tax receivable bonus plans to be issued immediately prior to completion of the Floating Share Arrangement.

On October 24, 2022, Canopy Growth and Canopy USA entered into voting support agreements with certain of Acreage’s directors, officers and consultants pursuant to which such persons have agreed, among other things, to vote their Floating Shares in favor of the Floating Share Arrangement, representing approximately 7.3% of the issued and outstanding Floating Shares.

In addition to shareholder and court approvals, the Floating Share Arrangement is subject to approval of the Amendment Proposal and applicable regulatory approvals including, but not limited to, TSX approval and the satisfaction of certain other closing conditions customary in transactions of this nature. The Floating Share Arrangement received the requisite approval from the holders of Floating Shares at the special meeting of Acreage shareholders held on March 15, 2023 and on March 20, 2023 Acreage obtained a final order from the Supreme Court of British Columbia approving the Floating Share Arrangement. The Floating Share Arrangement Agreement has been amended several times to extend the Exercise Outside Date (as defined in the Floating Share Arrangement Agreement), which was initially March 31, 2023. The most recent amendment to the Floating Share Arrangement Agreement extended the Exercise Outside Date to March 31, 2024. The completion of the Floating Share Arrangement is subject to satisfaction or, if permitted, waiver of certain closing conditions, including, among others, approval of the Amendment Proposal on or prior to the Exercise Outside Date.

It is intended that Canopy Growth’s existing option to acquire the Fixed Shares on the basis of 0.03048 of a Canopy Growth common share per Fixed Share will be exercised after the Meeting in accordance with the terms of the arrangement agreement dated April 18, 2019, as amended on May 15, 2019, September 23, 2020 and November 17, 2020 (the “Existing Acreage Arrangement Agreement”). Canopy Growth will not hold any Fixed Shares or Floating Shares. Completion of the acquisition of the Fixed Shares following exercise of the Acreage Option is subject to the satisfaction of certain conditions set forth in the Existing Acreage Arrangement Agreement. The acquisition of the Floating Shares pursuant to the Floating Share Arrangement is anticipated to occur immediately prior to the acquisition of the Fixed Shares pursuant to the Existing Acreage Arrangement Agreement such that 100% of the issued and outstanding shares of Acreage will be owned by Canopy USA on closing of the acquisition of both the Fixed Shares and the Floating Shares.

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

In connection with the foregoing, on October 24, 2022, Canopy Growth entered into a consent agreement with CBG and Greenstar (the “Third Consent Agreement”), pursuant to which the parties agreed, among other things, that following the conversion by CBG and Greenstar of their respective Canopy Growth common shares into Exchangeable Shares, other than the Third Consent Agreement and the termination rights contained therein and the 4.25% unsecured senior notes due in 2023 (the “Canopy Notes”) held by Greenstar, all agreements between Canopy Growth and CBI, including the Second Amended and Restated Investor Rights Agreement, dated as of April 18, 2019, by and among certain wholly-owned subsidiaries of CBI and Canopy Growth (the “Second Amended and Restated Investor Rights Agreement”), will be terminated. Pursuant to the terms of the Third Consent Agreement, CBG and Greenstar also agreed, among other things, that at the time of the conversion by CBG and Greenstar of their Canopy Growth common shares into Exchangeable Shares, (i) CBG will surrender the warrants held by CBG to purchase 13,974,545 common shares for cancellation for no consideration; and (ii) all nominees of CBI that are currently sitting on the board of directors of Canopy Growth (the “Board”) will resign from the Board. In addition, pursuant to the Third Consent Agreement and following the Reorganization Amendments, Canopy Growth is contractually required to convert its Non-Voting Shares into Canopy USA Class B Shares, provided that following the execution of the Second A&R LLC Agreement, such conversion shall only be permitted following the Triggering Event Date, and cause Canopy USA to repurchase the Canopy USA Common Shares held by certain third-party investors in Canopy USA in the event CBG and Greenstar have not converted their respective common shares into Exchangeable Shares by sixty days after the Meeting (the “Termination Date”). The Third Consent Agreement will automatically terminate on the Termination Date.

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

Equitization of $12.5 Million of Canopy Notes Due in July 2023

On June 29, 2023, we entered into privately negotiated exchange agreements (the "June 2023 Exchange Agreements") with certain holders (the "Noteholders") of the Canopy Notes to acquire and cancel $12.5 million aggregate principal amount of the Canopy Notes from the Noteholders in exchange for cash, including accrued and unpaid interest owing under the Canopy Notes, and the issuance of approximately 2.43 million Canopy Growth common shares (the "June 2023 Exchange Transaction").

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

Maturity of Canopy Notes Due in July 2023

On July 13, 2023, we entered into privately negotiated redemption agreements (collectively, the “Redemption Agreements”) with certain Noteholders of our Canopy Notes, pursuant to which approximately $193 million aggregate principal amount of the outstanding Canopy Notes held by such Noteholders were redeemed (the "Redemption") on the applicable closing date for: (i) an aggregate cash payment of approximately $101 million; (ii) the issuance of 9.04 million Canopy Growth common shares; and (iii) the issuance of approximately $40.4 million aggregate principal amount of newly issued unsecured non-interest bearing convertible debentures (the "Debentures"). Following the Redemption, we settled the remaining aggregate principal amount owing under the outstanding Canopy Notes and, as of the maturity date, there were no Canopy Notes outstanding.

The Debentures were issued pursuant to a debenture indenture dated July 14, 2023 between us and Odyssey Trust Company, in its capacity as trustee. The Debentures were convertible into Canopy Growth common shares (the “Debenture Shares”) at the option of the holder at any time or times following approval from our shareholders for the issuance of all the Debenture Shares in excess of the Nasdaq threshold of 19.99% and the TSX requirements of 25% of the issued and outstanding Canopy Growth common shares in accordance with the applicable rules and regulations of Nasdaq and the TSX (the "Shareholder Approval") until the maturity date of January 15, 2024, at a conversion price equal to $5.50, subject to adjustment in certain events.

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

On July 13, 2023, we entered into agreements with certain of our lenders under the Credit Agreement pursuant to which certain additional amendments were made to the Credit Agreement (collectively, the Credit Agreement, as amended as of July 13, 2023, is referred to herein as the “Amended Credit Agreement”). The Amended Credit Agreement required us to prepay or repurchase principal indebtedness under the Credit Facility in an amount equal to the US dollar equivalent of $93.0 million at a discounted price of US$930 per US$1,000 (the “July 2023 Paydown”). In addition, the Amended Credit Agreement requires us to apply certain net proceeds from asset sales to prepay or repurchase principal indebtedness under the Credit Facility and receive principal reductions at, in certain circumstances, a discounted price of US$950 per US$1,000. The Amended Credit Agreement also includes, among other things, amendments to the minimum liquidity covenant such that the US$100.0 million minimum ceased to apply concurrently with the July 2023 Paydown. The July 2023 Paydown was made on July 21, 2023.

On each of August 11, 2023 and September 14, 2023, pursuant to the terms of the Amended Credit Agreement, we repurchased additional outstanding principal amounts under the Credit Facility using certain net proceeds from completed asset sales (the “Second Quarter 2024 Paydowns”). The Second Quarter 2024 Paydowns resulted in an aggregate principal reduction of $73.3 million (US$54.5 million) for a cash payment of $69.6 million (US$51.8 million).

On each of November 28, 2023 and December 27, 2023, pursuant to the terms of the Amended Credit Agreement, we repurchased and repaid, as applicable, additional outstanding principal amounts under the Credit Facility using certain net proceeds from completed asset sales (the "Third Quarter 2024 Paydowns"). The Third Quarter 2024 Paydowns resulted in an aggregate principal reduction of $65.4 million (US$48.5 million) for a cash payment of $63.2 million (US$46.9 million).

September 2023 Private Placement – Unit Offering

On September 18, 2023, we entered into subscription agreements (the “Subscription Agreements”) with certain institutional investors (the “Investors”). Pursuant to the terms of the Subscription Agreements, we issued 2,292,947 units of the Company (the “Units”) to the Investors at a price per Unit of US$10.90 for aggregate gross proceeds of approximately $33.7 million (US$25.0 million) (the “Unit Offering”). Each Unit is comprised of one Canopy Growth common share and one common share purchase warrant (a “Warrant”). Each Warrant entitles the holder to acquire one Canopy Growth common share at a price per share equal to US$13.50 for a period of five years from the date of issuance. The Unit Offering closed on September 19, 2023.The Investors also held an over-allotment option to acquire up to an additional 2,292,947 Units at a price per Unit of US$10.90 for aggregate gross proceeds of approximately US$25.0 million at the discretion of the Investors at any time on or before November 2, 2023 (the “Over-Allotment Option”). The Over-Allotment Option was not exercised by the Investors and expired on November 2, 2023.

January 2024 Private Placement – Unit Offering

On January 18, 2024, we entered into subscription agreements (the "January 2024 Subscription Agreements") with certain institutional investors (the "January 2024 Investors"). Pursuant to the terms of the January 2024 Subscription Agreements, we issued 8,158,510 units of the Company (the "January 2024 Units") to the January 2024 Investors at a price per January 2024 Unit of US$4.29 for aggregate gross proceeds of approximately $47.1 million (US$35.0 million) (the "January 2024 Unit Offering"). Each January 2024 Unit is comprised of (a) one Canopy Growth common share and (b)(i) one Series A common share purchase warrant (a "Series A Warrant") or (ii) one Series B common share purchase warrant (a "Series B Warrant" and, together with the Series A Warrants, the "January 2024 Warrants"). Each January 2024 Warrant entitles the holder to acquire one Canopy Growth common share from the Company at a price per share equal to US$4.83. The Series A Warrants are currently exercisable and will remain exercisable until January 19, 2029, and the Series B Warrants will be exercisable for a period commencing on July 19, 2024 until July 19, 2029. The January 2024 Unit Offering closed on January 19, 2024.

Share Consolidation

On December 13, 2023, the Company announced that the Board had approved the consolidation of the Company’s issued and outstanding common shares on the basis of one post-consolidation common share for every 10 pre-consolidation common shares (the “Share Consolidation”). The Share Consolidation was implemented to ensure that the Company continues to comply with the listing requirements of the Nasdaq Global Select Market.

The Share Consolidation was approved by the Company’s shareholders at the annual general and special meeting of shareholders held on September 25, 2023. The Share Consolidation became effective on December 15, 2023. No fractional common shares were issued in connection with the Share Consolidation. Any fractional common shares arising from the Share Consolidation were deemed to have been tendered by its registered owner to the Company for cancellation for no consideration. In addition, the exercise or conversion price and/or the number of common shares issuable under any of the Company’s outstanding convertible securities, were proportionately adjusted in connection with the Share Consolidation.

All issued and outstanding common shares, per share amounts, and outstanding equity instruments and awards exercisable into common shares, as well as the exchange ratios for the Fixed Shares and the Floating Shares under the Acreage Amending Agreement and the Floating Share Arrangement Agreement, respectively, contained in the condensed interim consolidated financial statements of the Company and notes thereto have been retroactively adjusted to reflect the Share Consolidation for all prior periods presented.

Divestiture of This Works

On December 18, 2023, the Company entered into an agreement to divest all of its interest in This Works to a London-based investment firm (the “This Works Divestiture”). The Company completed the This Works Divestiture on December 18, 2023, pursuant to which the Company received a cash payment of $2,249 (£1,333) and a loan note of $5,240 (£3,106) with a maturity date of December 18, 2027. The Company will also be entitled to an earnout payment of up to $5,905 (£3,500), subject to certain financial targets.

Part 2 - Results of Operations

The results of operations presented below reports the financial performance of the continuing operations of Canopy Growth in the three and nine month periods ending December 31, 2023. Further to Note 4 in the Company’s accompanying financial statements, the BioSteel segment results for all periods prior to the September 14, 2023 and November 16, 2023, being the effective dates of deconsolidation as a result of the CCAA Proceedings, are classified as discontinued operations and therefore are excluded from continuing operations.

Discussion of Third Quarter of Fiscal 2024 Results of Operations

	Three months ended December 31,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2023	2022	$ Change	% Change
Selected consolidated financial information:
Net revenue	$78,505	$84,850	$(6,345)	(7%)
Gross margin percentage	36%	6%	-	3,000 bps
Net loss from continuing operations	$(230,276)	$(226,844)	$(3,432)	(2%)
Net loss from continuing operations attributable to Canopy Growth Corporation	$(230,276)	$(226,302)	$(3,974)	(2%)
Basic and diluted loss per share from continuing operations[1,2]	$(2.78)	$(4.66)	$1.88	40%

[1] For the three months ended December 31, 2023, the weighted average number of outstanding common shares, basic and diluted, totaled 82,919,190 (three months ended December 31, 2022 - 48,611,260).
[2] Prior year share and per share amounts have been retrospectively adjusted to reflect the Share Consolidation, which became effective on December 15, 2023.

Revenue

We report net revenue in four segments: (i) Canada cannabis; (ii) rest-of-world cannabis; (iii) Storz & Bickel; and (iv) This Works. Revenue derived from the remainder of our operations are included within "other". The following table presents segmented net revenue for the three months ended December 31, 2023 and 2022:

Net Revenue	Three months ended December 31,
(in thousands of Canadian dollars)	2023	2022	$ Change	% Change
Canada cannabis
Canadian adult-use cannabis
Business-to-business[1]	$23,386	$21,522	$1,864	9%
Business-to-consumer	-	11,036	(11,036)	(100%)
	23,386	32,558	(9,172)	(28%)
Canadian medical cannabis[2]	15,642	14,059	1,583	11%
	$39,028	$46,617	$(7,589)	(16%)

Rest-of-world cannabis[3]	$10,527	$5,846	$4,681	80%
Storz & Bickel	$18,453	$20,214	$(1,761)	(9%)
This Works	$8,165	$8,289	$(124)	(1%)
Other	2,332	3,884	(1,552)	(40%)

Net revenue	$78,505	$84,850	$(6,345)	(7%)

[1] Reflects excise taxes of $9,741 and other revenue adjustments, representing our determination of returns and pricing adjustments, of $1,113 for the three months ended December 31, 2023 (three months ended December 31, 2022 - excise taxes of $10,797 and other revenue adjustments of $2,000).

[2] Reflects excise taxes of $1,815 for the three months ended December 31, 2023 (three months ended December 31, 2022 - $1,339).
[3] Reflects other revenue adjustments of $317 for the three months ended December 31, 2023 (three months ended December 31, 2022 - $3,684).

Net revenue was $78.5 million in the third quarter of fiscal 2024, a decrease of $6.3 million as compared to $84.9 million in the third quarter of fiscal 2023.

Canada cannabis

Net revenue from our Canada cannabis segment was $39.0 million in the third quarter of fiscal 2024, as compared to $46.6 million in the third quarter of fiscal 2023.

Canadian adult-use cannabis net revenue was $23.4 million in the third quarter of fiscal 2024, as compared to $32.6 million in the third quarter of fiscal 2023.

•
Net revenue from the business-to-business channel was $23.4 million in the third quarter of fiscal 2024, as compared to $21.5 million in the third quarter of fiscal 2023. The year-over-year increase is primarily attributable to the growth in the large format products of Tweed flower as well as the addition of the Wana brand gummies to the portfolio.
•
Revenue from the adult-use business-to-consumer channel was $nil in the third quarter of fiscal 2024, as compared to $11.0 million in the third quarter of fiscal 2023. The year-over-year decrease is attributable to the divestiture of our retail business in Canada in the third quarter of fiscal 2023.

Canadian medical cannabis net revenue was $15.6 million in the third quarter of fiscal 2024, as compared to $14.1 million in the third quarter of fiscal 2023. The year-over-year increase is primarily attributable to an increase in the average size of medical orders placed by our customers due largely to a shift in our customer mix, and a larger assortment of cannabis product choices offered to our customers.

Rest-of-world cannabis

Rest-of-world cannabis revenue was $10.5 million in the third quarter of fiscal 2024, as compared to $5.8 million in the third quarter of fiscal 2023. The year-over-year increase is attributable to growth in Germany, Poland and Czech Republic driven by increased shipments of high quality flower products as well as continued strong growth in our Australian medical business.

Storz & Bickel

Revenue from Storz & Bickel was $18.5 million in the third quarter of fiscal 2024, as compared to $20.2 million in the third quarter of fiscal 2023. The year-over-year decrease is primarily attributable to production constraints and ramp-up of newly launched portable vaporizer in the second quarter of fiscal 2024.

This Works

Revenue from This Works was $8.2 million in the third quarter of fiscal 2024, as compared to $8.3 million in the third quarter of fiscal 2023. The year-over-year revenue is slightly lower due to the completion of the This Works Divestiture on December 18, 2023.

Cost of Goods Sold and Gross Margin

The following table presents cost of goods sold, gross margin and gross margin percentage on a consolidated basis for the three months ended December 31, 2023 and 2022:

	Three months ended December 31,
(in thousands of Canadian dollars except where indicated)	2023	2022	$ Change	% Change
Net revenue	$78,505	$84,850	$(6,345)	(7%)

Cost of goods sold	$50,279	$79,622	$(29,343)	(37%)
Gross margin	28,226	5,228	22,998	440%
Gross margin percentage	36%	6%	-	3,000 bps

Cost of goods sold was $50.3 million in the third quarter of fiscal 2024, as compared to $79.6 million in the third quarter of fiscal 2023. Our gross margin was $28.2 million in the third quarter of fiscal 2024, or 36% of net revenue, as compared to a gross margin of $5.2 million and gross margin percentage of 6% of net revenue in the third quarter of fiscal 2023. The year-over-year increase in the gross margin percentage is primarily attributable to:

•
Improvement in our Canada cannabis segment, primarily attributable to: (i) the realized benefit of our cost savings program and strategic changes to our business that were initiated in the fourth quarter of fiscal 2022 and the fourth quarter of fiscal 2023; (ii) a year-over-year decrease in write-downs of excess inventory; and (iii) opportunistic utilization of lower cost inputs;
•
A year-over-year decrease in restructuring charges, from $2.0 million in the third quarter of fiscal 2023 to $nil in the third quarter of fiscal 2024. In the third quarter of fiscal 2023, restructuring charges related primarily to inventory write-downs resulting from: (i) the strategic changes to our business that were initiated in the fourth quarter of fiscal 2022, including the shift to a contract manufacturing model for certain product format; and (ii) amounts deemed excess based on current and projected demand;
•
Improvement in our Rest-of-world cannabis segment, primarily due to lower excess and obsolete inventory charges in the third quarter of fiscal 2024; and
•
Improvement in the Storz & Bickel segment, primarily due to lower input costs and a positive shift in product mix to higher-margin newly launched products.

We report gross margin and gross margin percentage in four segments: (i) Canada cannabis; (ii) rest-of-world cannabis; (iii) Storz & Bickel; and (iv) This Works. Cost of sales associated with the remainder of our operations are included within "other". The following table presents segmented gross margin and gross margin percentage for the three months ended December 31, 2023 and 2022:

	Three months ended December 31,
(in thousands of Canadian dollars except where indicated)	2023	2022	$ Change	% Change
Canada cannabis segment
Net revenue	$39,028	$46,617	$(7,589)	(16%)
Cost of goods sold	27,915	51,898	(23,983)	(46%)
Gross margin	11,113	(5,281)	16,394	310%
Gross margin percentage	28%	(11%)		3,900 bps

Rest-of-world cannabis segment
Revenue	$10,527	$5,846	$4,681	80%
Cost of goods sold	6,335	8,030	(1,695)	(21%)
Gross margin	4,192	(2,184)	6,376	292%
Gross margin percentage	40%	(37%)		7,700 bps

Storz & Bickel segment
Revenue	$18,453	$20,214	$(1,761)	(9%)
Cost of goods sold	9,004	11,028	(2,024)	(18%)
Gross margin	9,449	9,186	263	3%
Gross margin percentage	51%	45%		600 bps

This Works segment
Revenue	$8,165	$8,289	$(124)	(1%)
Cost of goods sold	3,912	4,257	(345)	(8%)
Gross margin	4,253	4,032	221	5%
Gross margin percentage	52%	49%		300 bps

Other
Revenue	$2,332	$3,884	$(1,552)	(40%)
Cost of goods sold	3,113	4,409	(1,296)	(29%)
Gross margin	(781)	(525)	(256)	(49%)
Gross margin percentage	(33%)	(14%)		(1,900) bps

Canada cannabis

Gross margin for our Canada cannabis segment was $11.1 million in the third quarter of fiscal 2024, or 28% of net revenue, as compared to $(5.3) million in the third quarter of fiscal 2023, or (11%) of net revenue. The year-over-year increase in the gross margin percentage was primarily attributable to: (i) the realized benefit of our cost savings program and strategic changes to our business that were initiated in the fourth quarter of fiscal 2022 and the fourth quarter of fiscal 2023; (ii) a year-over-year decrease in write-downs of excess inventory; and (iii) opportunistic utilization of lower cost inputs;

Rest-of-world cannabis

Gross margin for our rest-of-world cannabis segment was $4.2 million in the third quarter of fiscal 2024, or 40% of net revenue, as compared to $(2.2) million in the third quarter of fiscal 2023, or (37%) of net revenue. The year-over-year increase in the gross margin percentage is primarily attributable to additional variable consideration recognized in respect of our U.S. CBD business and a downward adjustment related to a customer in an exited international market in the third quarter of fiscal 2023. Both items did not recur in the third quarter of fiscal 2024.

Storz & Bickel

Gross margin for our Storz & Bickel segment was $9.4 million in the third quarter of fiscal 2024, or 51% of net revenue, as compared to $9.2 million in the third quarter of fiscal 2023, or 45% of net revenue. The year-over-year increase in the gross margin percentage is driven primarily by lower input costs and a positive shift in product mix to higher-margin newly launched products.

This Works

Gross margin for our This Works segment was $4.3 million in the third quarter of fiscal 2024, or 52% of net revenue, as compared to $4.0 million in the third quarter of fiscal 2023, or 49% of net revenue. The year-over-year increase in the gross margin percentage is primarily due to lower excess and obsolete inventory charges in the third quarter of fiscal 2024.

Operating Expenses

The following table presents operating expenses for the three months ended December 31, 2023 and 2022:

	Three months ended December 31,
(in thousands of Canadian dollars)	2023	2022	$ Change	% Change
Operating expenses
General and administrative	$22,735	$31,314	$(8,579)	(27%)
Sales and marketing	18,326	32,410	(14,084)	(43%)
Research and development	1,311	4,907	(3,596)	(73%)
Acquisition, divestiture, and other costs	4,981	13,347	(8,366)	(63%)
Depreciation and amortization	7,083	7,626	(543)	(7%)
Selling, general and administrative expenses	54,436	89,604	(35,168)	(39%)

Share-based compensation expense	3,693	6,055	(2,362)	(39%)

Loss on asset impairment and restructuring	30,413	22,259	8,154	37%
Total operating expenses	$88,542	$117,918	$(29,376)	(25%)

Selling, general and administrative expenses

Selling, general and administrative expenses were $54.4 million in the third quarter of fiscal 2024, as compared to $89.6 million in the third quarter of fiscal 2023.

General and administrative expense was $22.7 million in the third quarter of fiscal 2024, as compared to $31.3 million in the third quarter of fiscal 2023. The year-over-year decrease is primarily attributable to the impact of the restructuring actions and cost savings programs initiated in the fourth quarters of both fiscal 2022 and fiscal 2023. We realized reductions relative to the third quarter of fiscal 2023 primarily in relation to: (i) compensation costs for finance, information technology, legal and other administrative functions; and (ii) a reduction in facilities and insurance costs.

Sales and marketing expense was $18.3 million in the third quarter of fiscal 2024, as compared to $32.4 million in the third quarter of fiscal 2023. The year-over-year decrease is primarily attributable to: (i) the divestiture of our retail business in Canada in the third quarter of fiscal 2023; (ii) cost reductions related to the previously-noted restructuring actions and cost savings programs, which resulted in a rationalization of our sales and marketing spending in certain areas of our business, particularly for our Canadian cannabis and U.S. CBD businesses, and a reduction in compensation costs.

Research and development expense was $1.3 million in the third quarter of fiscal 2024, as compared to $4.9 million in the third quarter of fiscal 2023. The year-over-year decrease is primarily attributable to cost reductions associated with the previously-noted restructuring actions and cost savings programs, as we: (i) continued to realize reductions in compensation costs and curtail research and development projects; and (ii) shifted to outsourced contract model for certain research and development projects.

Acquisition, divestiture, and other costs were $5.0 million in the third quarter of fiscal 2024, as compared to $13.3 million in the third quarter of fiscal 2023. In the third quarter of fiscal 2024, costs were incurred primarily in relation to:

•
Approximately $2.4 million of additional advisory fees relating to the modification of the Credit Agreement that occurred in July 2023.
•
Approximately $2.0 million of legal and audit costs related to the restatement of our consolidated financial statements for the following previously filed periods: (i) audited consolidated financial statements for the fiscal year ended March 31, 2022, originally included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, and (ii) unaudited consolidated financial statements for the quarterly periods ended June 30, 2022, September 30, 2022 and December 31, 2022, originally included in the our Quarterly Reports on Form 10-Q for such quarterly periods, in connection with the correction of material misstatement arising from an internal review of financial reporting matters related to sales in the BioSteel business unit that were accounted for incorrectly, and the filing of our Annual Report on Form 10-K for the fiscal years ended March 31, 2023 and 2022 in June 2023; and
•
The Reorganization of Canopy USA.

Comparatively, in the third quarter of fiscal 2023, costs were incurred primarily in relation to the Reorganization, the divestiture of certain of our corporate-owned retail stores in Canada, and evaluating other potential acquisition opportunities.

Depreciation and amortization expense was $7.1 million in the third quarter of fiscal 2024, as compared to $7.6 million in the third quarter of fiscal 2023. The year-over-year decrease is primarily attributable to: (i) the previously-noted restructuring actions and cost savings programs, including the closure of certain of our Canadian facilities and other operational changes to implement cultivation-related efficiencies and improvements in the Canadian adult-use cannabis business; and (ii) the divestiture of our retail business in Canada in the third quarter of fiscal 2023.

Share-based compensation expense

Share-based compensation expense was $3.7 million in the third quarter of fiscal 2024, as compared to $6.1 million in the third quarter of fiscal 2023. The year-over-year decrease is primarily attributable to the impact of our previously-noted restructuring actions, which resulted in forfeitures of stock options, restricted share units and performance units and results in lower relative expenses in future periods. While 2.4 million stock options were granted in the first quarter of fiscal 2024 and 1.5 million restricted share units were granted in the second quarter of fiscal 2024, the associated expense relating to both items partially offset the decrease noted.

Loss on asset impairment and restructuring

Loss on asset impairment and restructuring recorded in operating expenses were $30.4 million in the third quarter of fiscal 2024, as compared to $22.3 million in the third quarter of fiscal 2023.

Loss on asset impairment and restructuring recorded in the third quarter of fiscal 2024 were primarily related to the charges associated with the completion of the This Works Divestiture, as $28.1 million of write-downs occurred due to the sale. In addition, there were various incremental impairment losses and other costs associated with the restructuring of our Canadian cannabis operations that were initiated in the three months ended March 31, 2023.

Comparatively, in the third quarter of fiscal 2023, the loss on asset impairment and restructuring were primarily related to:

•
Asset impairment charges totaling $10.6 million relating to certain acquired brand intangible assets within our Canada cannabis segment;
•
Employee-related restructuring charges associated with actions completed in the third quarter of fiscal 2023 as part of our ongoing program to align general and administrative costs with business objectives, and further streamline the organization;
•
Incremental impairment losses associated with the divestiture of our Canadian retail operations in connection with: (i) the closing, on October 26, 2022, of the transaction by which 420 Investments Ltd. acquired the ownership of five of our corporate-owned retail stores in Alberta; and (ii) the closing, on December 30, 2022, of the transaction by which OEG Retail Cannabis acquired ownership of 23 of our corporate-owned retail stores in Manitoba, Saskatchewan and Newfoundland and Labrador, as well as all Tokyo Smoke-related intellectual property, as we recorded write-downs of certain other assets due to the excess of their carrying values over their estimated fair values, and recognized contractual and other settlement obligations; and

•
Incremental costs primarily associated with the restructuring actions completed in fiscal 2022, including the closure of certain of our Canadian production facilities.

Other

The following table presents other income (expense), net, and income tax expense for the three months ended December 31, 2023 and 2022:

	Three months ended December 31,
(in thousands of Canadian dollars)	2023	2022	$ Change	% Change
Other income (expense), net	(171,037)	(115,490)	(55,547)	(48%)
Income tax recovery	1,077	1,336	(259)	(19%)

Other income (expense), net

Other income (expense), net was an expense amount of $171.0 million in the third quarter of fiscal 2024, as compared to an expense amount of $115.5 million in the third quarter of fiscal 2023. The year-over-year change of $55.5 million is primarily attributable to:

•
Change of $50.9 million related to non-cash fair value changes on our other financial assets, from an expense amount of $95.8 million in the third quarter of fiscal 2023 to an expense of $146.7 million in the third quarter of fiscal 2024. The expense amount recognized in the third quarter of fiscal 2024 is primarily attributable to fair value decreases relating to our investments in:
o
The Wana financial instrument, in the amount of $62.6 million, which was attributable primarily to changes in expectations of the future cash flows to be generated by Wana;
o
The Acreage financial instrument, in the amount of $43.6 million. On a quarterly basis, we determine the fair value of the Acreage financial instrument using a probability-weighted expected return model, incorporating several potential scenarios and outcomes associated with the Acreage Amended Arrangement. The fair value decrease in the third quarter of fiscal 2024 is primarily attributable to a decrease of approximately 36% in our share price during the third quarter of fiscal 2024, relative to a decrease of approximately 54% in Acreage’s share price during that same period. As a result, the model at December 31, 2023 reflects both a lower estimated value of the Canopy Growth common shares expected to be issued upon a Triggering Event, and a lower estimated value of the Acreage shares expected to be acquired at that time. In the third quarter of fiscal 2024, the relative share price movements resulted in a decrease in the value of the Acreage financial instrument;
o
The TerrAscend Exchangeable Shares, in the amount of $22.9 million, which was primarily attributable to a decrease of approximately 21% in TerrAscend’s share price during the third quarter of fiscal 2024;
o
The New Warrants, in the amount of $10.5 million, which was primarily attributable to a decrease of approximately 21% in TerrAscend’s share price during the third quarter of fiscal 2024; and
o
The Jetty financial instrument, in the amount of $9.9 million, which was attributable primarily to changes in expectations of the future cash flows to be generated by Jetty.

These fair value decreases were partially offset by fair value increases related to our investments in:

o
The secured debenture (the "Hempco Debenture") advanced by an affiliate of the Company to Universal Hemp, LLC, a wholly owned subsidiary of Acreage ("Acreage Hempco"), in the amount of $2.1 million, which was attributable primarily to changes in expectations of future cash flows to be received.

Comparatively, the expense amount in the third quarter of fiscal 2023 was primarily attributable to fair value decreases relating to our investments in: (i) the TerrAscend Exchangeable Shares ($31.5 million); (ii) the New Warrants ($17.5 million); (iii) the Acreage call option ($35.0 million); (iv) the Wana financial instrument ($16.2 million); and (v) the Jetty financial instrument ($10.2 million). The fair value decreases were partially offset by fair value increases associated with the secured debentures issued by TerrAscend Canada and Arise Bioscience and the associated Prior Warrants, up to the closing of the transactions contemplated in connection with the Debt Settlement Agreement (totaling $9.9 million).

•
Change of $9.5 million related to charges associated with the settlement of our debt, from an income amount of $8.9 million in the third quarter of fiscal 2023 to an expense amount of $0.6 million in the third quarter of fiscal 2024. In the third quarter of fiscal 2024 we recognized charges of $0.6 million, primarily in connection with principal repayments on the Credit Facility. The Third Quarter 2024 Paydowns resulted in a principal reduction of $65,379 (US$48,532) for a cash payment of $63,167 (US$46,902) and included write-offs of the related deferred financing costs. Comparatively, in the third quarter of fiscal 2023, we recognized a gain in the amount of $8.9 million in connection with the first payment made in connection with the paydown on November 10, 2022, as we repaid $126.3 million (US$94.4 million) of the principal amount outstanding under the Credit Agreement at a discounted price of US$930 per US$1,000.

•
Decrease in expense of $3.6 million related to non-cash fair value changes on our debt, from $9.0 million in the third quarter of fiscal 2023 to $5.4 million in the third quarter of fiscal 2024. The year-over-year change is driven by the fair value change of the unsecured senior notes in the third quarter of fiscal 2023 versus the fair value changes on the CBI Note in the third quarter of fiscal 2024.

•
Decrease in non-cash income of $6.9 million related to fair value changes on acquisition related contingent consideration and other, from $1.8 million in the third quarter of fiscal 2023 to $8.6 million in the third quarter of fiscal 2024. These fair value changes relate primarily to the estimated deferred payments associated with our investment in Wana, with the fair value changes in both periods primarily associated with changes in expectations of future cash flows to be generated by Wana.

Income tax recovery

Income tax recovery in the third quarter of fiscal 2024 was $1.1 million, compared to income tax recovery of $1.3 million in the third quarter of fiscal 2023. In the third quarter of fiscal 2024, income tax recovery consisted of deferred income tax recovery of $0.6 million (compared to a recovery of $1.8 million in the third quarter of fiscal 2023) and current income tax recovery of $0.5 million (compared to an expense of $0.5 million in the third quarter of fiscal 2023).

The decrease of $1.2 million in the deferred income tax recovery is primarily a result of change in deferred tax liabilities that arose in connection with the required revaluation of the accounting carrying value, but not the tax basis, of property, plant and equipment, intangible assets, and other financial assets, net of deferred tax assets recognized in the quarter where the accounting criteria for recognition of an asset has been satisfied.

The increase of $1.0 million in current income tax recovery arose primarily as a result of the reduction in the number of legal entities that generated income for tax purposes.

Net Loss from Continuing Operations

The net loss from continuing operations in the third quarter of fiscal 2024 was $230.3 million, as compared to a net loss of $226.8 million in the third quarter of fiscal 2023. The year-over-year increase in the net loss is primarily attributable to: (i) the year-over-year increase in loss on asset impairment and restructuring; (ii) the year-over-year change in other income (expense), net, of $55.5 million; and (iii) offset by the decrease in selling, general and administrative expenses. These variances are described above.

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

The following table presents Adjusted EBITDA for the three months ended December 31, 2023 and 2022:

	Three months ended December 31,
(in thousands of Canadian dollars)	2023	2022	$ Change	% Change
Net loss from continuing operations	$(230,276)	$(226,844)	$(3,432)	(2%)
Income tax recovery	(1,077)	(1,336)	259	19%
Other (income) expense, net	171,037	115,490	55,547	48%
Share-based compensation	3,693	6,055	(2,362)	(39%)
Acquisition, divestiture, and other costs	4,981	13,347	(8,366)	(63%)
Depreciation and amortization[1]	12,240	19,308	(7,068)	(37%)
Loss on asset impairment and restructuring	30,413	22,259	8,154	37%
Restructuring costs recorded in cost of goods sold	-	2,007	(2,007)	(100%)
Adjusted EBITDA	$(8,989)	$(49,714)	$40,725	82%
[1] From Consolidated Statements of Cash Flows.

The Adjusted EBITDA loss in the third quarter of fiscal 2024 was $9.0 million, as compared to an Adjusted EBITDA loss of $49.7 million in the third quarter of fiscal 2023. The year-over-year decrease in Adjusted EBITDA loss is primarily attributable to the year-over-year increase in our gross margin and the year-over-year decrease in our selling, general and administrative expenses.

Discussion of Results of Operation for the Nine Months Ended December 31, 2023

	Nine months ended December 31,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2023	2022	$ Change	% Change
Selected consolidated financial information:
Net revenue	$224,358	$265,018	$(40,660)	(15%)
Gross margin percentage	29%	0%	-	2,900 bps
Net loss from continuing operations	$(389,007)	$(2,492,445)	$2,103,438	84%
Net loss from continuing operations attributable to Canopy Growth Corporation	$(389,007)	$(2,491,109)	$2,102,102	84%
Basic and diluted loss per share from continuing operations[1,2]	$(5.56)	$(54.96)	$49.40	90%

[1] For the nine months ended December 31, 2023, the weighted average number of outstanding common shares, basic and diluted, totaled 69,918,744 (nine months ended December 31, 2022 - 45,323,788).
[2] Prior year share and per share amounts have been retrospectively adjusted to reflect the Share Consolidation, which became effective on December 15, 2023.

Revenue

We report net revenue in four segments: (i) Canada cannabis; (ii) rest-of-world cannabis; (iii) Storz & Bickel; and (iv) This Works. Revenue derived from the remainder of our operations are included within "other". The following table presents segmented net revenue for the nine months ended December 31, 2023 and 2022:

Net Revenue	Nine months ended December 31,
(in thousands of Canadian dollars)	2023	2022	$ Change	% Change
Canada cannabis
Canadian adult-use cannabis
Business-to-business[1]	$71,591	$73,379	$(1,788)	(2%)
Business-to-consumer	-	36,243	(36,243)	(100%)
	71,591	109,622	(38,031)	(35%)
Canadian medical cannabis[2]	45,043	41,714	3,329	8%
	$116,634	$151,336	$(34,702)	(23%)

Rest-of-world cannabis[3]	$29,666	$30,179	$(513)	(2%)
Storz & Bickel	$48,517	$49,351	$(834)	(2%)
This Works	$21,256	$20,677	$579	3%
Other	8,285	13,475	(5,190)	(39%)

Net revenue	$224,358	$265,018	$(40,660)	(15%)

[1]Reflects excise taxes of $31,596 and other revenue adjustments, representing our determination of returns and pricing adjustments, of $2,483 for the nine months ended December 31, 2023 (nine months ended December 31, 2022 - excise taxes of $33,754 and other revenue adjustments of $2,903).

[2] Reflects excise taxes of $4,827 for the nine months ended December 31, 2023 (nine months ended December 31, 2022 - $3,625).
[3] Reflects other revenue adjustments of $454 for the nine months ended December 31, 2023 (nine months ended December 31, 2022 - $4,885).

Net revenue was $224.4 million in the nine months ended December 31, 2023, a decrease of $40.7 million as compared to $265.0 million in the nine months ended December 31, 2022.

Canada cannabis

Net revenue from our Canada cannabis segment was $116.6 million in the nine months ended December 31, 2023, as compared to $151.3 million in the nine months ended December 31, 2022.

Canadian adult-use cannabis net revenue was $71.6 million in the nine months ended December 31, 2023, as compared to $109.6 million in the nine months ended December 31, 2022.

•
Net revenue from the business-to-business channel was $71.6 million in the nine months ended December 31, 2023, as compared to $73.4 million in the nine months ended December 31, 2022. The year-over-year decrease is primarily attributable to lower sales volumes across our premium and value-priced categories which, for the value-priced category, is largely the result of a strategy shift. For the premium category, the decrease is primarily attributable to supply chain constraints and shortages of in-demand flower. This decrease was partially offset by increased sales of our mainstream brands, primarily resulting from improved product attributes and new products introduced under the Tweed brand.
•
Revenue from the adult-use business-to-consumer channel was $nil in the nine months ended December 31, 2023, as compared to $36.2 million in the nine months ended December 31, 2022. The year-over-year decrease is attributable to the divestiture of our retail business in Canada in the third quarter of fiscal 2023.

Canadian medical cannabis net revenue was $45.0 million in the nine months ended December 31, 2023, as compared to $41.7 million in the nine months ended December 31, 2022. The year-over-year increase is primarily attributable to an increase in the average size of medical orders placed by our customers due largely to a shift in our customer mix, and a larger assortment of cannabis product choices offered to our customers.

Rest-of-world cannabis

Rest-of-world cannabis revenue was $29.7 million in the nine months ended December 31, 2023, as compared to $30.2 million in the nine months ended December 31, 2022. The year-over-year decrease is attributable to:

•
A decline in our U.S. CBD business, primarily due to: (i) the opportunistic sale, in the first quarter of fiscal 2023, of bulk crude CBD resin which did not recur in the first quarter of fiscal 2024; and (ii) the continuing impact of our strategy shift to re-focus and refine our portfolio of product and brand offerings on premium products;
•
Bulk cannabis sales, predominantly to a customer in an exited international market, in the amount of $4.2 million recognized in the first six months of fiscal 2023, which did not recur in the first six months of fiscal 2024; and
•
Softness in the German medical cannabis market, offset by increased sales in Australia, Poland and Czech Republic.

Storz & Bickel

Revenue from Storz & Bickel was $48.5 million in the nine months ended December 31, 2023, as compared to $49.4 million in the nine months ended December 31, 2022. The year-over-year decrease is primarily attributable to production constraints and ramp-up of newly launched portable vaporizer in the second quarter of fiscal 2024, offset by the expansion of our distribution and retail channels in the United States, helped by favorable foreign currency translation.

This Works

Revenue from This Works was $21.3 million in the nine months ended December 31, 2023, as compared to $20.7 million in the nine months ended December 31, 2022. The year-over-year increase is primarily attributable to an expanded product portfolio in our "Bodycare" line and continued success and strengthening sales velocity of our "In Transit" skincare product lineup, further supported by favorable foreign currency translations, slightly offset by the completion of the This Works Divestiture on December 18, 2023.

Cost of Goods Sold and Gross Margin

The following table presents cost of goods sold, gross margin and gross margin percentage on a consolidated basis for the nine months ended December 31, 2023 and 2022:

	Nine months ended December 31,
(in thousands of Canadian dollars except where indicated)	2023	2022	$ Change	% Change
Net revenue	$224,358	$265,018	$(40,660)	(15%)

Cost of goods sold	$158,944	$264,226	$(105,282)	(40%)
Gross margin	65,414	792	64,622	8,159%
Gross margin percentage	29%	0%	-	2,900 bps

Cost of goods sold was $158.9 million in the nine months ended December 31, 2023, as compared to $264.2 million in the nine months ended December 31, 2022. Our gross margin was $65.4 million in the nine months ended December 31, 2023, or 29% of net revenue, as compared to a gross margin of $0.8 million and gross margin percentage of 0% of net revenue in the nine months ended December 31, 2022. The year-over-year increase in the gross margin percentage is primarily attributable to:

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
•
A year-over-year decrease in restructuring charges, from $10.1 million in the first nine months of fiscal 2023 to reversal of $0.7 in the first nine months of fiscal 2024. In the first nine months of fiscal 2023, restructuring charges related primarily to inventory write-downs resulting from: (i) the strategic changes to our business that were initiated in the fourth quarter of fiscal 2022, including the shift to a contract manufacturing model for certain product format; and (ii) amounts deemed excess based on current and projected demand; and
•
Improvement in our Rest-of-world cannabis and This Works segments, primarily due to lower excess and obsolete inventory charges in the first nine months of fiscal 2024.

The factors above, resulting in a year-over-year increase in our gross margin percentage, were partially offset by a decrease in the amount of payroll subsidies received from the Canadian government pursuant to a COVID-19 relief program, from $1.6 million in the nine months ended December 31, 2022 to $nil in the nine months ended December 31, 2023.

We report gross margin and gross margin percentage in four segments: (i) Canada cannabis; (ii) rest-of-world cannabis; (iii) Storz & Bickel; and (iv) This Works. Cost of sales associated with the remainder of our operations are included within "other". The following table presents segmented gross margin and gross margin percentage for the nine months ended December 31, 2023 and 2022:

	Nine months ended December 31,
(in thousands of Canadian dollars except where indicated)	2023	2022	$ Change	% Change
Canada cannabis segment
Net revenue	$116,634	$151,336	$(34,702)	(23%)
Cost of goods sold	91,895	176,803	(84,908)	(48%)
Gross margin	24,739	(25,467)	50,206	197%
Gross margin percentage	21%	(17%)		3,800 bps

Rest-of-world cannabis segment
Revenue	$29,666	$30,179	$(513)	(2%)
Cost of goods sold	19,302	33,855	(14,553)	(43%)
Gross margin	10,364	(3,676)	14,040	382%
Gross margin percentage	35%	(12%)		4,700 bps

Storz & Bickel segment
Revenue	$48,517	$49,351	$(834)	(2%)
Cost of goods sold	27,443	28,542	(1,099)	(4%)
Gross margin	21,074	20,809	265	1%
Gross margin percentage	43%	42%		100 bps

This Works segment
Revenue	$21,256	$20,677	$579	3%
Cost of goods sold	10,722	11,695	(973)	(8%)
Gross margin	10,534	8,982	1,552	17%
Gross margin percentage	50%	43%		700 bps

Other
Revenue	$8,285	$13,475	$(5,190)	(39%)
Cost of goods sold	9,582	13,331	(3,749)	(28%)
Gross margin	(1,297)	144	(1,441)	(1,001%)
Gross margin percentage	(16%)	1%		(1,700) bps

Canada cannabis

Gross margin for our Canada cannabis segment was $24.7 million in the nine months ended December 31, 2023, or 21% of net revenue, as compared to $(25.5) million in the nine months ended December 31, 2022, or (17%) of net revenue. The year-over-year increase in the gross margin percentage was primarily attributable to: (i) the realized benefit of our cost savings program and strategic changes to our business that were initiated in the fourth quarter of fiscal 2022 and the fourth quarter of fiscal 2023; (ii) a year-over-year decrease in write-downs of excess inventory; and (iii) capturing of value from previously identified excess inventory. These increases were partially offset by a decrease in the amount of payroll subsidies received from the Canadian government pursuant to a COVID-19 relief program, from $1.6 million in the nine months ended December 31, 2022 to $nil in the nine months ended December 31, 2023.

Rest-of-world cannabis

Gross margin for our rest-of-world cannabis segment was $10.4 million in the nine months ended December 31, 2023, or 35% of net revenue, as compared to $(3.7) million in the nine months ended December 31, 2022, or (12%) of net revenue. The year-over-year increase in the gross margin percentage is primarily attributable to an improvement in our U.S. CBD business, due primarily to the year-over-year decrease in restructuring charges, as we recorded charges of $7.3 million in the nine months ended December 31, 2022 relating to inventory write-downs resulting from strategic changes to our business. These charges decreased to $nil in the nine months ended December 31, 2023 and the realized benefit of our cost savings program and the strategic changes made to our business, including the shift to a contract manufacturing model for certain product formats and the re-focusing of our U.S. CBD product and brand portfolio. Further supporting the improved gross margin was a shift in the business mix to increased sales in Australia, Poland and Czech Republic compared to the nine months ended December 31, 2022.

Storz & Bickel

Gross margin for our Storz & Bickel segment was $21.1 million in the nine months ended December 31, 2023, or 43% of net revenue, as compared to $20.8 million in the nine months ended December 31, 2022, or 42% of net revenue. Gross margins were broadly consistent on a year-over-year basis.

This Works

Gross margin for our This Works segment was $10.5 million in the nine months ended December 31, 2023, or 50% of net revenue, as compared to $9.0 million in the nine months ended December 31, 2022, or 43% of net revenue. The year-over-year increase in the gross margin percentage is primarily due to lower excess and obsolete inventory charges in the nine months ended December 31, 2023.

Operating Expenses

The following table presents operating expenses for the nine months ended December 31, 2023 and 2022:

	Nine months ended December 31,
(in thousands of Canadian dollars)	2023	2022	$ Change	% Change
Operating expenses
General and administrative	$65,899	$89,869	$(23,970)	(27%)
Sales and marketing	58,678	106,133	(47,455)	(45%)
Research and development	3,768	17,349	(13,581)	(78%)
Acquisition, divestiture, and other costs	24,373	31,546	(7,173)	(23%)
Depreciation and amortization	22,092	26,528	(4,436)	(17%)
Selling, general and administrative expenses	174,810	271,425	(96,615)	(36%)

Share-based compensation expense	10,127	20,893	(10,766)	(52%)

Loss on asset impairment and restructuring	2,452	1,794,212	(1,791,760)	(100%)
Total operating expenses	$187,389	$2,086,530	$(1,899,141)	(91%)

Selling, general and administrative expenses

Selling, general and administrative expenses were $174.8 million in the nine months ended December 31, 2023, as compared to $271.4 million in the nine months ended December 31, 2022.

General and administrative expense was $65.9 million in the nine months ended December 31, 2023, as compared to $89.9 million in the nine months ended December 31, 2022. The year-over-year decrease is primarily attributable to the impact of the restructuring actions and cost savings programs initiated in the fourth quarters of both fiscal 2022 and fiscal 2023. We realized reductions relative to the nine months ended December 31, 2023 primarily in relation to: (i) compensation costs for finance, information technology, legal and other administrative functions; and (ii) a reduction in facilities and insurance costs. The decrease noted above was partially offset by a year-over-year decrease in the amount of payroll subsidies received from the Canadian government pursuant to a COVID-19 relief program, from $2.9 million received in the nine months ended December 31, 2022 to $nil in the nine months ended December 31, 2023.

Sales and marketing expense was $58.7 million in the nine months ended December 31, 2023, as compared to $106.1 million in the nine months ended December 31, 2022. The year-over-year decrease is primarily attributable to: (i) the divestiture of our retail business in Canada in the third quarter of fiscal 2023; (ii) cost reductions related to the previously-noted restructuring actions and cost savings programs, which resulted in a rationalization of our sales and marketing spending in certain areas of our business, particularly for our Canadian cannabis and U.S. CBD businesses, and a reduction in compensation costs.

Research and development expense was $3.8 million in the nine months ended December 31, 2023, as compared to $17.3 million in the nine months ended December 31, 2022. The year-over-year decrease is primarily attributable to cost reductions associated with the previously-noted restructuring actions and cost savings programs, as we: (i) continued to realize reductions in compensation costs and curtail research and development projects; and (ii) shifted to outsourced contract model for certain research and development projects.

Acquisition, divestiture, and other costs were $24.4 million in the nine months ended December 31, 2023, as compared to $31.5 million in the nine months ended December 31, 2022. In the nine months ended December 31, 2023, costs were incurred primarily in relation to:

•
Approximately $8.9 million of costs relating to the modification of the Credit Agreement that occurred in July 2023.
•
Approximately $8.8 million of legal and audit costs related to the restatement of our consolidated financial statements for the following previously filed periods: (i) audited consolidated financial statements for the fiscal year ended March 31, 2022, originally included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, and (ii) unaudited consolidated financial statements for the quarterly periods ended June 30, 2022, September 30, 2022 and December 31, 2022, originally included in the our Quarterly Reports on Form 10-Q for such quarterly periods, in connection with the correction of material misstatement arising from an internal review of financial reporting matters related to sales in the BioSteel business unit that were accounted for incorrectly, and the filing of our Annual Report on Form 10-K for the fiscal years ended March 31, 2023 and 2022 in June 2023;
•
The Reorganization of Canopy USA; and
•
Evaluating other potential acquisition opportunities.

Comparatively, in the nine months ended December 31, 2022, costs were incurred primarily in relation to the Reorganization and the planned divestiture of certain of our corporate-owned retail stores, and evaluating other potential acquisition opportunities.

Depreciation and amortization expense was $22.1 million in the nine months ended December 31, 2023, as compared to $26.5 million in the nine months ended December 31, 2022. The year-over-year decrease is primarily attributable to: (i) the previously-noted restructuring actions and cost savings programs, including the closure of certain of our Canadian facilities and other operational changes to implement cultivation-related efficiencies and improvements in the Canadian adult-use cannabis business; and (ii) the divestiture of our retail business in Canada in the third quarter of fiscal 2023.

Share-based compensation expense

Share-based compensation expense was $10.1 million in the nine months ended December 31, 2023, as compared to $20.9 million in the nine months ended December 31, 2022. The year-over-year decrease is primarily attributable to the impact of our previously-noted restructuring actions, which resulted in forfeitures of stock options, restricted share units and performance units and results in lower relative expenses in future periods. While 2.4 million stock options were granted in the first quarter of fiscal 2024 and 1.5 million restricted share units were granted in the second quarter of fiscal 2024, the associated expense relating to both items partially offset the decrease noted. However, the impact was limited because the stock options and restricted share units were only issued part-way through the period.

Loss on asset impairment and restructuring

Loss on asset impairment and restructuring recorded in operating expenses were $2.5 million in the nine months ended December 31, 2023, as compared to $1.8 billion in the nine months ended December 31, 2022.

Loss on asset impairment and restructuring recorded in the nine months ended December 31, 2023 were primarily related to the charges associated with the completion of the This Works Divestiture, as $28.1 million of write-downs occurred due to the sale. In addition, there were various incremental impairment losses and other costs associated with the restructuring of our Canadian cannabis operations that were initiated in the three months ended March 31, 2023. These charges were offset by a gain on the sale of our production facility at 1 Hershey Drive in Smiths Falls, Ontario. The gain is due to the sale proceeds exceeding the carrying value that was previously impaired at March 31, 2023.

Comparatively, in the nine months ended December 31, 2022, the loss on asset impairment and restructuring were primarily related to:

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

Other

The following table presents other income (expense), net, and income tax expense for the nine months ended December 31, 2023 and 2022:

	Nine months ended December 31,
(in thousands of Canadian dollars)	2023	2022	$ Change	% Change
Other income (expense), net	(253,270)	(396,074)	142,804	36%
Income tax expense	(13,762)	(10,633)	(3,129)	(29%)

Other income (expense), net

Other income (expense), net was an expense amount of $253.3 million in the nine months ended December 31, 2023, as compared to an expense amount of $396.1 million in the nine months ended December 31, 2022. The year-over-year change of $142.8 million is primarily attributable to:

•
Change of $232.9 million related to non-cash fair value changes on our other financial assets, from an expense amount of $396.8 million in the nine months ended December 31, 2022 to $163.9 million in the nine months ended December 31, 2023. The expense amount recognized in the nine months ended December 31, 2023 is primarily attributable to fair value decreases relating to our investments in:
o
The Wana financial instrument, in the amount of $111.8 million, primarily attributable to changes in expectations of future cash flows to be generated by Wana;
o
The Jetty financial instrument, in the amount of $27.2 million, primarily attributable to changes in expectations of future cash flows to be generated by Jetty;
o
The Acreage financial instrument, in the amount of $22.3 million. On a quarterly basis, we determine the fair value of the Acreage financial instrument using a probability-weighted expected return model, incorporating several potential scenarios and outcomes associated with the Acreage Amended Arrangement. The fair value increase in the nine months ended December 31, 2023 is primarily attributable to a decrease of approximately 71% in our share price during the nine months ended December 31, 2023, relative to a decrease of approximately 67% in Acreage’s share price during that same period. As a result, the model at December 31, 2023 reflects both a lower estimated value of the Canopy Growth common shares expected to be issued upon a Triggering Event, and a lower estimated value of the Acreage shares expected to be acquired at that time. In the nine months ended December 31, 2023, the relative share price movements resulted in an increase in the value of the Acreage financial instrument; and
o
The Hempco Debenture, in the amount of $15.8 million, primarily attributable to changes in expectations of future cash flows to be received.

These fair value decreases were partially offset by fair value increases primarily attributable to our investments in:

o
The TerrAscend Exchangeable Shares, in the amount of $10.2 million, primarily attributable to an increase of approximately 7% in TerrAscend’s share price during the nine months ended December 31, 2023; and
o
The New Warrants, in the amount of $2.7 million, primarily attributable to an increase of approximately 7% in TerrAscend’s share price during the nine months ended December 31, 2023.

Comparatively, the expense amount in the nine months ended December 31, 2022 was primarily attributable to fair value decreases relating to our investments in: (i) the TerrAscend Exchangeable Shares ($207.0 million); (ii) the secured debentures issued by TerrAscend Canada and Arise Bioscience and associated Prior Warrants (totaling $58.7 million); (iii) the New Warrants issued by TerrAscend ($17.5 million) and (iv) the TerrAscend Option ($5.1 million), which were all driven largely by a decrease of approximately 78% in TerrAscend’s share price in the nine months ended December 31, 2022. Additionally, the fair value of our investment in the Wana and Jetty financial instruments decreased $135.4 million and $9.8 million, respectively, due primarily to changes in expectations of the future cash flows to be generated by Wana and an increase in discount rates used in the valuation of both the Wana and Jetty financial instruments. The fair value decreases were partially offset by a fair value increase related to the Acreage financial instrument in the amount of $37.0 million.

•
Increase of $17.3 million related to charges associated with the settlement of our debt, from $4.2 million income in the nine months ended December 31, 2022 to $13.1 million expense in the nine months ended December 31, 2023. In the nine months ended December 31, 2023 we recognized charges of $13.1 million, primarily in connection with the conversion of the Convertible Debentures (as described above under “Recent Developments”) into Canopy Growth common shares at a conversion price of 92.5% of the volume-weighted average price of our common shares during the three consecutive trading days ending on the business day immediately prior to the date of conversion and the Second Quarter 2024 Paydowns and Third Quarter 2024 Paydowns which resulted in a principal reduction of $73,313 (US$54,491) and $65,379 (US$48,532), respectively, for a cash payment of $69,647 (US$51,766) and $63,167 (US$46,902), respectively, and included write-offs of the related deferred financing costs. These charges were partially offset by a gain recognized upon the second payment made in connection with the Paydown on April 17, 2023 (also as described above under “Recent Developments”), as we repaid $125.6 million (US$93.8 million) of the principal amount outstanding under the Credit Agreement at a discounted price of US$930 per US$1,000.
•
Comparatively, in the nine months ended December 31, 2022, we recognized income in the amount of $4.2 million primarily relating to: (i) the gain recognized upon the first payment made in connection with the paydown on November 10, 2022, as we repaid $126.3 million (US$94.4 million) of the principal amount outstanding under the Credit Agreement at a discounted price of US$930 per US$1,000; and (ii) the release of amounts recorded in accumulated other comprehensive income in relation to the credit risk fair value adjustment associated with the portion of the Canopy Notes that were acquired and cancelled in June and July 2022. These were offset by charges relating to the Exchange Transaction and primarily include: (i) the recognition of, and fair value changes through to the Final Closing on, a derivative liability in connection with the incremental common shares that were potentially issuable as at June 30, 2022 at the Averaging Price on the Final Closing, pursuant to the Exchange Agreements; and (ii) professional fees associated with the Exchange Transaction.

•
Change of $1.8 million related to non-cash fair value changes on our debt, from an expense amount of $32.4 million in the nine months ended December 31, 2022 to an expense amount of $30.6 million in the nine months ended December 31, 2023. The year-over-year change, is primarily attributable to the fair value changes on the unsecured non-interest bearing convertible debentures, partially offset by the fair value changes on the CBI Note, and the fair value change of the unsecured senior notes prior to redemption in July 2023; compared to the fair value change of the unsecured senior notes in the nine months ended December 31, 2022.

•
Decrease in non-cash income of $26.3 million related to fair value changes on the warrant derivative liability associated with the Tranche B Warrants, from an income amount of $26.3 million in the nine months ended December 31, 2022 to a fair value change of $nil in the nine months ended December 31, 2023. The fair value change of $nil in the nine months ended December 31, 2023 is the result of the fair value of the warrant derivative liability decreasing to $nil in the fourth quarter of fiscal 2023, and expiring as of November 1, 2023. Comparatively, the income amount recognized in the nine months ended December 31, 2022 of $26.3 million, associated with a decrease in the fair value of the warrant derivative liability, was primarily attributable to a decrease of approximately 67% in our common share price during the nine months ended December 31, 2022, further impacted by an increase in the risk-free interest rate and a shorter expected time to maturity of the Tranche B Warrants.

•
Decrease in non-cash income of $6.8 million related to fair value changes on acquisition related contingent consideration and other, from $25.9 million in the nine months ended December 31, 2022 to $19.1 million in the nine months ended December 31, 2023. These fair value changes relate primarily to the estimated deferred payments associated with our investment in Wana, with the fair value changes in both periods primarily associated with changes in expectations of future cash flows to be generated by Wana.

•
Decrease in non-cash income of $47.0 million related to the fair value changes on the liability arising from the Acreage Amended Arrangement, from an income amount of $47.0 million in the nine months ended December 31, 2022 to a fair value change of $nil in the nine months ended December 31, 2023. The fair value change of $nil associated with the Acreage financial instrument in the nine months ended December 31, 2023 is a result of the change from a liability amount to an asset amount recorded in other financial assets; in the nine months ended December 31, 2023, the fair value of the Acreage financial instrument increased, as explained above, and remained in an asset position. Comparatively, the income amount recognized in the nine months ended December 31, 2022, associated with a decrease in the liability arising from the Acreage Amended Arrangement to $nil, was primarily attributable to a decrease of approximately 61% in our share price during the first quarter of fiscal 2023, relative to a decrease of approximately 27% in Acreage’s share price during that same period. As a result, the probability-weighted expected return model used to determine the fair value of the liability arising from the Acreage Amended Arrangement at June 30, 2022 reflected a lower estimated value of the Canopy Growth common shares expected to be issued at the exchange ratio of 0.03048 upon a Triggering Event, relative to the estimated value of the Fixed Shares expected to be acquired at that time (changes in our share price have a more significant impact on the model relative to changes in Acreage’s share price); in the first quarter of fiscal 2023, this resulted in a change from a liability amount to an asset amount.

Income tax expense

Income tax expense in the nine months ended December 31, 2023 was $13.8 million, compared to income tax expense of $10.6 million in the nine months ended December 31, 2022. In the nine months ended December 31, 2023, income tax expense consisted of deferred income tax expense of $13.4 million (compared to an expense of $7.0 million in the nine months ended December 31, 2022) and current income tax expense of $0.4 million (compared to an expense of $3.6 million in the nine months ended December 31, 2022).

The increase of $6.4 million in the deferred income tax expense is primarily a result of (i) an increase due to the settlements of the Canopy Notes; and (ii) decrease in the change in deferred tax liabilities that arose in connection with the required revaluation of the accounting carrying value, but not the tax basis, of property, plant and equipment, intangible assets, and other financial assets.

The decrease of $3.2 million in current income tax expense arose primarily as a result of the reduction in the number of legal entities that generated income for tax purposes.

Net Loss from Continuing Operations

The net loss in the nine months ended December 31, 2023 was $389.0 million, as compared to a net loss of $2.5 billion in the nine months ended December 31, 2022. The year-over-year decrease in the net loss is primarily attributable to: (i) the year-over-year change from a loss on asset impairment and restructuring with respect to goodwill impairment losses of $1.7 billion recorded in the nine months ended December 31, 2022 to a gain on asset impairment and restructuring; (ii) the year-over-year change in other income (expense), net, of $142.8 million; and (iii) the decrease in selling, general and administrative expenses. These variances are described above.

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

The following table presents Adjusted EBITDA for the nine months ended December 31, 2023 and 2022:

	Nine months ended December 31,
(in thousands of Canadian dollars)	2023	2022	$ Change	% Change
Net loss from continuing operations	$(389,007)	$(2,492,445)	$2,103,438	84%
Income tax expense	13,762	10,633	3,129	29%
Other (income) expense, net	253,270	396,074	(142,804)	(36%)
Share-based compensation	10,127	20,893	(10,766)	(52%)
Acquisition, divestiture, and other costs	24,373	31,546	(7,173)	(23%)
Depreciation and amortization[1]	41,881	60,732	(18,851)	(31%)
Loss on asset impairment and restructuring	2,452	1,794,212	(1,791,760)	(100%)
Restructuring costs recorded in cost of goods sold	(689)	10,129	(10,818)	(107%)
Adjusted EBITDA	$(43,831)	$(168,226)	$124,395	74%

[1] From Statements of Cash Flows.

The Adjusted EBITDA loss in the nine months ended December 31, 2023 was $43.8 million, as compared to an Adjusted EBITDA loss of $168.2 million in the nine months ended December 31, 2022. The year-over-year decrease in the Adjusted EBITDA loss is primarily attributable to the year-over-year increase in our gross margin, and the year-over-year decrease in our selling, general and administrative expenses.

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

Management plans to fund our operations and debt obligations through existing cash positions. We are also currently evaluating several different strategies and intend to pursue actions that are expected to increase our liquidity position, including, but not limited to, pursuing additional actions under our cost-savings plan, seeking additional financing from both the public and private markets through the issuance of equity and/or debt securities, and monetizing additional assets.

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

•
As described above under “Recent Developments”, on July 13, 2023, we entered into agreements with certain of our lenders under the Credit Agreement pursuant to which certain additional amendments were made to the Credit Agreement (collectively, the Credit Agreement, as amended as of July 13, 2023, is referred to herein as the “Amended Credit Agreement”). The Amended Credit Agreement required us to prepay or repurchase principal indebtedness under the Credit Facility in an amount equal to the US dollar equivalent of $93,000 at a discounted price of US$930 per US$1,000 (the “July 2023 Paydown”). In addition, the Amended Credit Agreement requires us to apply certain net proceeds from asset sales to prepay or repurchase principal indebtedness under the Credit Facility and receive principal reductions at, in certain circumstances, a discounted price of US$950 per US$1,000. The Amended Credit Agreement also includes, among other things, amendments to the minimum liquidity covenant such that the US$100,000 minimum ceased to apply concurrently with the July 2023 Paydown. The July 2023 Paydown was made on July 21, 2023.

•
As described above under "Recent Developments", on each of August 11, 2023 and September 14, 2023, we repurchased additional outstanding principal amounts under the Credit Facility using certain net proceeds from completed asset sales (the "Second Quarter 2024 Paydowns"). The Second Quarter 2024 Paydowns resulted in an aggregate principal reduction of $73.3 million (US$54.5 million) for a cash payment of $69.6 million (US$51.8 million).

•
On each of November 28, 2023 and December 27, 2023, pursuant to the terms of the Amended Credit Agreement, we repurchased and repaid, as applicable, additional outstanding principal amounts under the Credit Facility using certain net proceeds from completed asset sales (the "Third Quarter 2024 Paydowns"). The Third Quarter 2024 Paydowns resulted in an aggregate principal reduction of $65.4 million (US$48.5 million) for a cash payment of $63.2 million (US$46.9 million).

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

•
On June 29, 2023, we entered into the June 2023 Exchange Agreements with certain Noteholders in connection with the June 2023 Exchange Transaction to acquire and cancel $12.5 million aggregate principal amount of the Canopy Notes from such Noteholders in exchange for cash, including accrued and unpaid interest owing under the Canopy Notes, and the issuance of approximately 2.43 million Canopy Growth common shares.

•
On July 13, 2023, we entered into the Redemption Agreements with certain Noteholders, pursuant to which approximately $193 million aggregate principal amount of the outstanding Canopy Notes held by such Noteholders were redeemed by us on the applicable closing date for: (i) an aggregate cash payment of approximately $101 million; (ii) the issuance of an aggregate 9.04 million Canopy Growth common shares; and (iii) the issuance of approximately $40.4 million aggregate principal amount of Debentures. Following the Redemption, we settled the remaining aggregate principal amount owing under the outstanding Canopy Notes and, as of the maturity date, there were no Canopy Notes outstanding. As of September 30, 2023, all conversions pursuant to the Debentures have been completed and the amount outstanding under the Debentures was $nil.

On September 18, 2023, we entered into subscription agreements (the “Subscription Agreements”) with certain institutional investors (the “Investors”). Pursuant to the terms of the Subscription Agreements, we issued 2.29 million units of the Company (the "Units") to the Investors at a price per Unit of US$10.90 for aggregate gross proceeds of $33.7 million (US$25.0 million) (the “Unit Offering”). Each Unit is comprised of one Canopy Growth common share and one common share purchase warrant (a “Warrant”). Each Warrant entitles the holder to acquire one Canopy Growth common share at a price per share equal to US$13.50 for a period of five years from the date of issuance. The Unit Offering closed on September 19, 2023. The Investors also held an over-allotment option to acquire up to an additional 2.29 million Units at a price per Unit of US$10.90 for aggregate gross proceeds of approximately US$25.0 million at the discretion of the Investors at any time on or before November 2, 2023 (the “Over-Allotment Option”). The Over-Allotment Option was not exercised by the Investors and expired on November 2, 2023.

On January 18, 2024, we entered into subscription agreements (the "January 2024 Subscription Agreements") with certain institutional investors (the "January 2024 Investors"). Pursuant to the terms of the January 2024 Subscription Agreements, we issued 8.16 million units of the Company (the "January 2024 Units") to the January 2024 Investors at a price per January 2024 Unit of US$4.29 for aggregate gross proceeds of approximately $47.1 million (US$35.0 million) (the "January 2024 Unit Offering"). Each January 2024 Unit is comprised of (a) one Canopy Growth common share and (b)(i) one Series A common share purchase warrant (a "Series A Warrant") or (ii) one Series B common share purchase warrant (a "Series B Warrant" and, together with the Series A Warrants, the "January 2024 Warrants"). Each January 2024 Warrant entitles the holder to acquire one Canopy Growth common share from the Company at a price per share equal to US$4.83. The Series A Warrants are currently exercisable and will remain exercisable until January 19, 2029, and the Series B Warrants will be exercisable for a period commencing on July 19, 2024 until July 19, 2029. The January 2024 Unit Offering closed on January 19, 2024.

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

Cash Flows

The following table presents cash flows for the nine months ended December 31, 2023 and 2022:

	Nine months ended December 31,
(in thousands of Canadian dollars)	2023	2022
Net cash (used in) provided by:
Operating activities[1]	$(259,891)	$(417,809)
Investing activities[2]	$202,106	342,125
Financing activities	$(473,524)	(145,921)
Effect of exchange rate changes on cash and cash equivalents	$(2,953)	43,731
Net decrease in cash and cash equivalents	$(534,262)	(177,874)
Cash and cash equivalents, beginning of period[3]	$677,007	776,005
Cash and cash equivalents, end of period[4]	$142,745	$598,131
[1] Includes net cash used in operating activities from discontinued operations of $(53,930) and $(119,019) for the nine months ended December 31, 2023 and 2022, respectively.
[2] Includes net cash used in investing activities from discontinued operations of $(2,600) and $(23,947) for the nine months ended December 31, 2023 and 2022 respectively.
[3] Includes cash of our discontinued operations of $9,314 and $13,610 for March 31, 2023 and 2022, respectively.
[4] Includes cash of our discontinued operations of $nil and $13,261 for December 31, 2023 and 2022, respectively.

Operating activities

Cash used in operating activities totaled $259.9 million in the nine months ended December 31, 2023, as compared to cash used of $417.8 million in the nine months ended December 31, 2022. The decrease in the cash used in operating activities is primarily due to: (i) the year-over-year decrease in our working capital spending, resulting from our previously-noted restructuring actions and cost savings programs, including the closure of certain of our Canadian facilities and other operational changes to implement cultivation-related efficiencies and improvements in the Canadian adult-use cannabis business; and (ii) a reduction in the cash interest paid resulting from a reduction in our debt balances.

Investing activities

The cash provided by investing activities totaled $202.1 million in the nine months ended December 31, 2023, as compared to cash provided of $342.1 million in the nine months ended December 31, 2022.

In the nine months ended December 31, 2023, purchases of property, plant and equipment were $3.2 million, primarily related to production equipment enhancements made at certain of our Canadian cultivation and production facilities, and at our Storz & Bickel facilities. Comparatively, in the nine months ended December 31, 2022, we invested $6.2 million in improvements at certain of our Canadian cultivation and production activities, and at our Storz & Bickel facilities.

In the nine months ended December 31, 2023, our strategic investments in other financial assets were $0.5 million and related primarily to the Indiva Investment, as described under "Recent Developments" above. Comparatively, in the nine months ended December 31, 2022, our strategic investments in other financial assets were $67.2 million and related primarily to: (i) the upfront payment made as consideration for entering the Jetty Agreements ($29.2 million); and (ii) the payment of the Option Premium in the amount of $38.0 million (US$28.5 million) in connection with Acreage Debt Optionholder's acquisition of an option to purchase the Acreage Debt from the Lenders, pursuant to the option agreement entered into with the Lenders in connection with the Reorganization.

Net redemptions of short-term investments in the nine months ended December 31, 2023 were $68.3 million, as compared to net redemptions of $415.3 million in the nine months ended December 31, 2022. The year-over-year decrease in the net redemptions reflects the continued redemption of our short-term investments, largely to fund operations and investing activities as described above. As at December 31, 2023, we had short-term investments remaining of $43.4 million.

Net cash flow on sale of subsidiaries in the nine months ended December 31, 2023 was an outflow of $3.7 million and related to the completion of the This Works Divestiture, refer to Note 27 of the financial statements for details. Comparatively, in the nine months ended December 31, 2022 an inflow of $12.4 million resulted from the sale of certain wholly-owned subsidiaries.

Additional cash inflows during the nine months ended December 31, 2023 include proceeds of $153.8 million from the sale of property, plant and equipment, primarily in relation to facilities that have been recently sold in connection with the restructuring actions associated with our Canadian cannabis operations and transition to an asset-light model.

Finally, other investing activities resulted in a cash outflow of $9.2 million in the nine months ended December 31, 2023, primarily related to completing the purchase of the remaining 45% of the common shares of Les Serres Vert Cannabis Inc., in connection with the restructuring actions related to our Canadian cannabis operations initiated in the fourth quarter of fiscal 2023.

Financing activities

The cash used in financing activities in the nine months ended December 31, 2023 was $473.5 million, as compared to cash used of $145.9 million in the nine months ended December 31, 2022. In the nine months ended December 31, 2023, we made repayments of long-term debt in the amount of $480.1 million. These repayments primarily related to the second payment made pursuant to the Paydown, the July 2023 Paydown, the Second Quarter 2024 Paydowns, the Third Quarter 2024 Paydowns and settlement of Canopy Notes.

Other financing activities resulted in a cash outflow of $27.2 million, which related to: (i) payments made in connection with terminating the finance lease for the cultivation facility in Mirabel, Quebec and (ii) share issuance, debt issuance and debt extinguishment costs.

The cash used in financing activities was partially offset by proceeds from the Unit Offering of $33.7 million.

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

The following table presents free cash flows for the three and nine months ended December 31, 2023, and 2022:

	Three months ended December 31,		Nine months ended December 31,
(in thousands of Canadian dollars)	2023	2022	2023	2022
Net cash used in operating activities - continuing operations	$(33,348)	$(77,055)	$(205,961)	$(298,790)
Purchases of and deposits on property, plant and equipment - continuing operations	(564)	(1,868)	(3,200)	(6,176)
Free cash flow[1] - continuing operations	$(33,912)	$(78,923)	$(209,161)	$(304,966)

[1]Free cash flow is a non-GAAP measure, and is calculated as net cash provided by (used in) operating activities, less purchases of and deposits on property, plant and equipment.

Free cash flow in the three months ended December 31, 2023 was an outflow of $33.9 million, as compared to an outflow of $78.9 million in the three months ended December 31, 2022. The year-over-year decrease in the free cash outflow primarily reflects the decrease in cash used in operating activities, as described above.

Free cash flow for the nine months ended December 31, 2023 was an outflow of $209.2 million, as compared to an outflow of $305.0 million in the nine months ended December 31, 2022. The year-over-year decrease in the free cash outflow primarily reflects the decrease in cash used in operating activities, as described above.

Debt

Since our formation, we have financed our cash requirements primarily through the issuance of common shares of Canopy Growth, including the $5.1 billion investment by CBI in the third quarter of fiscal 2019, and debt. Total debt outstanding as of December 31, 2023 was $612.1 million, a decrease from $1.3 billion as of March 31, 2023. The total principal amount owing, which excludes fair value adjustments related to the CBI Note, was $626.6 million at December 31, 2023, a decrease from $1.3 billion at March 31, 2023, which excludes fair value adjustments related to the Canopy Notes. These decreases were due to: (i) the repayment of $125.6 million (US$93.8 million) of the principal amount outstanding under the Credit Agreement as part of the Paydown, as described under "Recent Developments" above; (ii) the conversion, into Canopy Growth common shares, of the remaining amount outstanding under the Convertible Debentures of $93.2 million; (iii) the June 2023 Exchange Transaction, which resulted in the acquisition and cancellation of $12.5 million of aggregate principal amount of the Canopy Notes from the Noteholders, partially offset by the issuance of the CBI Note in connection with the CBI Transaction; (iv) the July 13, 2023 Redemption Agreements, pursuant to which $193 million aggregate principal amount was redeemed for a combination of cash, shares and the Debentures with an aggregate principal amount of approximately $40.4 million; (v) the maturity of the remaining Canopy Notes due in July 2023 where the remaining $31.9 million in aggregate principal was settled in cash; (vi) the Second Quarter 2024 Paydowns resulting in an aggregate principal reduction of $73.3 million; (vii) settlement of the $40.4 million of Debentures with Canopy Growth common shares; and (viii) the Third Quarter 2024 Paydowns resulting in an aggregate principal reduction of $65.4 million.

Credit Facility

The Credit Agreement provides for the Credit Facility in the aggregate principal amount of US$750.0 million.

The Company had the ability to obtain up to an additional US$500.0 million of incremental senior secured debt pursuant to the Credit Agreement. As described above under “Recent Developments”, pursuant to the balance sheet actions completed in connection with the Reorganization, on October 24, 2022, we entered into agreements with certain of our lenders under the Credit Agreement pursuant to which we agreed to purchase in the aggregate US$187.5 million of the principal amount outstanding under the Credit Facility at a discounted price of US$930 per US$1,000 or US$174.4 million in the aggregate. The first payment, which was oversubscribed, in the amount of approximately $117.5 million (US$87.9 million) was made on November 10, 2022 to reduce the principal indebtedness under the Credit Facility by approximately $126.3 million (US$94.4 million). The second payment of approximately $116.8 million (US$87.2 million) was made on April 17, 2023 to reduce principal indebtedness under the Credit Facility by approximately $125.6 million (US$93.8 million). Additionally, on October 24, 2022, we and certain of our lenders agreed to make certain amendments to the Credit Agreement which, among other things, resulted in: (i) a reduction to the minimum liquidity covenant to no less than US$100.0 million following completion of the second principal repurchase on April 17, 2023; (ii) certain changes to the application of net proceeds from asset sales; (iii) the establishment of a new committed delayed draw term credit facility in an aggregate principal amount of US$100.0 million; and (iv) the elimination of the additional US$500.0 million incremental term loan facility.

As described above under “Recent Developments”, on July 13, 2023, we entered into the Amended Credit Agreement. Pursuant to the Amended Credit Agreement we were required to make the July 2023 Paydown. In addition, pursuant to the Amended Credit Agreement we agreed to apply certain net proceeds from asset sales to prepay or repurchase principal indebtedness under the Credit Facility and receive principal reductions at, in certain circumstances, a discounted price of US$950 per US$1,000. The Amended Credit Agreement also includes, among other things, amendments to the minimum liquidity covenant such that the US$100,000 minimum ceased to apply concurrently with the July 2023 Paydown. The July 2023 Paydown was made on July 21, 2023.

As described above under “Recent Developments”, on each of August 11, 2023 and September 14, 2023, pursuant to the terms of the Amended Credit Agreement, we repurchased additional outstanding principal amounts under the Credit Facility using certain net proceeds from completed asset sales. The Second Quarter 2024 Paydowns resulted in an aggregate principal reduction of $73.3 million (US$54.5 million) for a cash payment of $69.6 million (US$51.8 million).

As described above under “Recent Developments”, on each of November 28, 2023 and December 27, 2023, pursuant to the terms of the Amended Credit Agreement, we repurchased and repaid, as applicable, additional outstanding principal amounts under the Credit Facility using certain net proceeds from completed asset sales (the "Third Quarter 2024 Paydowns"). The Third Quarter 2024 Paydowns resulted in an aggregate principal reduction of $65.4 million (US$48.5 million) for a cash payment of $63.2 million (US$46.9 million).

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

On June 29, 2023, we entered into the June 2023 Exchange Agreements with certain Noteholders to acquire and cancel $12.5 million aggregate principal amount of the Canopy Notes from such Noteholders in exchange for cash, including accrued and unpaid interest owing under the Canopy Notes, and the issuance of approximately 2.43 million Canopy Growth common shares.

On July 13, 2023, we entered into the Redemption Agreements with certain Noteholders of our Canopy Notes, pursuant to which approximately $193 million aggregate principal amount of the Canopy Notes were redeemed on the applicable closing date for: (i) an aggregate cash payment of approximately $101 million; (ii) the issuance of approximately 9.04 million Canopy Growth common shares; and (iii) the issuance of approximately $40.4 million aggregate principal amount of Debentures. The Debentures were issued pursuant to a debenture indenture dated July 14, 2023 between us and Odyssey Trust Company, as trustee. The Debentures are convertible into Debenture Shares at the option of the holder at any time or times following the Shareholder Approval until the maturity date of January 15, 2024, at a conversion price equal to $5.50, subject to adjustment in certain events. Following the Redemption, we settled the remaining aggregate principal amount owing under the outstanding Canopy Notes and, as of the maturity date, there were no Canopy Notes outstanding.

As of September 30, 2023, all conversions pursuant to the Debentures have been completed and the amount outstanding under the Debentures was $nil.

Supreme Cannabis Convertible Debentures and Accretion Debentures

On October 19, 2018, Supreme Cannabis issued 6.0% senior unsecured convertible debentures (the “Supreme Debentures”) for gross proceeds of $100.0 million. On September 9, 2020, the Supreme Debentures were amended to effect, among other things: (i) the cancellation of $63.5 million of principal amount of the Supreme Debentures; (ii) an increase in the interest rate to 8% per annum; (iii) the extension of the maturity date to September 10, 2025; and (iv) a reduction in the conversion price to $2.85.

In addition, on September 9, 2020, Supreme Cannabis issued new senior unsecured non-convertible debentures (the “Accretion Debentures”). The principal amount began at $nil and accretes at a rate of 11.06% per annum based on the remaining principal amount of the Supreme Debentures of $36.5 million to a maximum of $13.5 million, compounding on a semi-annual basis commencing on September 9, 2020, and ending on September 9, 2023. As of September 9, 2023, the principal amount of the Accretion Debentures was finalized as $10.4 million. The Accretion Debentures are payable in cash, but do not bear cash interest and are not convertible into Supreme Shares. The principal amount of the Accretion Debentures will amortize, or be paid, at 1.0% per month over the 24 months prior to maturity.

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

In connection with the Supreme Arrangement, we, Supreme Cannabis and Computershare Trust Company of Canada (the “Trustee”) entered into a supplemental indenture whereby we agreed to issue common shares upon conversion of any Supreme Debenture. In addition, we may force conversion of the Supreme Debentures outstanding with 30 days’ notice if the daily volume weighted average trading price of our common shares is greater than $385.90 for any 10 consecutive trading days. We, Supreme

Cannabis and the Trustee entered into a further supplemental indenture whereby we agreed to guarantee the obligations of Supreme Cannabis pursuant to the Supreme Debentures and the Accretion Debentures. During the three and nine months ended December 31, 2023 principal payments on Accretion Debentures totaled $1,500 and $2,000, respectively.

Prior to September 9, 2023, the Supreme Debentures were not redeemable. Beginning on and after September 9, 2023, Supreme Cannabis may from time to time, upon providing 60 days prior written notice to the Trustee, redeem the Convertible Debentures outstanding, provided that the Accretion Debentures have already been redeemed in full.

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

In the first quarter of fiscal 2024, $93.2 million in aggregate principal amount of the Convertible Debentures was converted for approximately 8.45 million Canopy Growth common shares. As of June 30, 2023, all conversions pursuant to the Convertible Debentures were completed and the amount outstanding under the Convertible Debentures was $nil.

Contractual Obligations and Commitments

Other than changes to our Canopy Notes pursuant to the June 2023 Exchange Transactions, the July 13, 2023 Redemption Agreements, the Second Quarter 2024 Paydowns, the Third Quarter 2024 Paydowns, and certain agreements entered into in connection with the Reorganization and the Reorganization Amendments, as described above under “Recent Developments”, there have been no material changes to our contractual obligations and commitments from the information provided in the MD&A section in our Annual Report.

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

Impairment of goodwill

We do not believe that an event occurred or circumstances changed during the third quarter of fiscal 2024 that would, more likely than not, reduce the fair value of the Storz & Bickel reporting unit below its carrying value. Therefore, we concluded that the quantitative goodwill impairment assessment was not required for the Storz & Bickel reporting unit at December 31, 2023. The carrying value of goodwill associated with the Storz & Bickel reporting unit was $85,237 at December 31, 2023.

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

A hypothetical 10% change in the U.S. dollar against the Canadian dollar compared to the exchange rate at December 31, 2023, would affect the carrying value of net assets by approximately $66.6 million, with a corresponding impact to the foreign currency translation account within accumulated other comprehensive income (loss). A hypothetical 10% change in the euro against the Canadian dollar compared to the exchange rate at December 31, 2023, would affect the carrying value of net assets by approximately $24.0 million, with a corresponding impact to the foreign currency translation account within accumulated other comprehensive income (loss).

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

Interest rate risk

Our cash equivalents and short-term investments are held in both fixed-rate and adjustable-rate securities. Investments in fixed-rate instruments carry a degree of interest rate risk. The fair value of fixed-rate securities may be adversely impacted due to a rise in interest rates. Additionally, a falling-rate environment creates reinvestment risk because as securities mature, the proceeds are reinvested at a lower rate, generating less interest income. As at December 31, 2023, our cash and cash equivalents, and short-term investments consisted of $99 million in interest rate sensitive instruments (March 31, 2023 – $0.3 billion).

Our financial liabilities consist of long-term fixed rate debt and floating-rate debt. Fluctuations in interest rates could impact our cash flows, primarily with respect to the interest payable on floating-rate debt.

	Aggregate Notional Value		Fair Value		Decrease in Fair Value - Hypothetical 1% Rate Increase
	December 31, 2023	March 31, 2023	December 31, 2023	March 31, 2023	December 31, 2023	March 31, 2023
Unsecured senior notes	$-	$337,380	$-	$331,250	$-	$(1,552)
Promissory note	100,000	-	85,486	-	(678)	-
Fixed interest rate debt	39,480	135,573	N/A	N/A	N/A	N/A
Variable interest rate debt	487,108	840,058	N/A	N/A	N/A	N/A

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

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective as of such date due to the material weakness in our internal control over financial reporting related to information technology ("IT") general controls that were disclosed in Item 9A of the Annual Report.

Previously Reported Material Weaknesses

As previously disclosed in Item 9A of the Annual Report, we previously identified material weaknesses in our internal control over financial reporting relating to:

•
The accounting for sales recorded by the BioSteel segment, which resulted in material misstatements relating to revenue and trade receivables, particularly with respect to the timing and amount of revenue recognition. Specifically, we did not design and maintain effective controls to sufficiently assess the timing, amount, and appropriateness of revenue recognition. This included a lack of segregation of duties in the review of customer orders, inadequate controls over the review and approval of sales returns, and inadequate controls relating to revenue recognition policies and procedures. This also contributed to the failure to impair goodwill related to the BioSteel reporting unit on a timely basis as changes in the performance of BioSteel were not identified in a timely manner, and the failure to accurately record the redeemable noncontrolling interest; and

•
IT general control deficiencies that aggregated to a material weakness. These deficiencies specifically related to: (i) logical access management, including untimely periodic access review, access provisioning and modification, removal of user access and change management controls with respect to a payroll system implemented during the year; and (ii) untimely and inconsistent monitoring and oversight of third-party service organizations. Although we have identified no instances of any adverse effects due to these deficiencies, business processes that depend on the affected information systems or that depend on data from the affected information systems, could be adversely impacted.

Status of Remediation of Material Weaknesses in Internal Control over Financial Reporting

Management has developed a remediation plan to address the previously disclosed material weaknesses for which we implemented process and control improvements.

IT General Controls

Management continues to make progress in the remediation of all IT general control individual deficiencies that corresponded to the material weakness. The completed remediation actions include:

•
Improving the privileged access review process and performing a review of all in-scope systems for privileged user access;
•
Performing a review of the tools and improving the process relied upon to ensure users terminations or transfers are timely updated in systems;
•
Improving the access approval requirements to ensure all access requests are properly approved and documented prior to granting/modifying user access;
•
Adding a dedicated resource to support and perform key IT general controls, including privileged access review and review of third-party service organization control reports to assess their impact in relation to the control environment. Additionally, training on third-party service organization control reports review was delivered to relevant control owners; and

•
Improving the retention of evidence for testing and approval of system changes.
•
Training on strengthening Canopy Growth’s control environment was completed for all key stakeholders.

BioSteel business-to-business sales

Effective September 14, 2023, Canopy Growth no longer has a controlling interest in BioSteel Sports Nutrition Inc. ("BioSteel Canada"), and effective November 16, 2023, Canopy Growth no longer has a controlling interest in BioSteel Manufacturing, LLC ("BioSteel Manufacturing") and BioSteel Sports Nutrition USA LLC. Further, during November 2023, Canopy Growth completed the sale of substantially all of the assets of BioSteel Canada and BioSteel Manufacturing. As a result, the BioSteel segment is no longer considered part of management’s internal control over financial reporting and the material weakness previously identified in our internal controls is no longer applicable to Canopy Growth.

To remediate the existing material weakness on IT general controls, additional time is required to demonstrate the effectiveness of the remediation efforts. The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting, which may necessitate further action. Remediation actions are subject to ongoing senior management review as well as oversight by the Audit Committee of the Board.

Changes in Internal Control over Financial Reporting.

We are taking actions to remediate the material weakness relating to our internal control over financial reporting as described above. Except as discussed above, there were no changes in our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 23, 2023, an ostensible shareholder commenced a putative class action (Turpel v. Canopy Growth Corporation, et al., Case No. 1:23-cv-043022-PAE) against the Company and two of its officers in the U.S. District Court for the Southern District of New York on behalf of persons and entities that purchased or otherwise acquired the Company’s securities between May 31, 2022 and May 10, 2023, alleging violations of U.S. federal securities laws. Two similar cases were subsequently filed, captioned as Kantner v. Canopy Growth Corporation, et al., Case No. 1:23-cv-06266-PAE and Allen v. Canopy Growth Corporation, et al., Case No. 1:23-cv-05891-PAE. On November 30, 2023, the U.S. District Court for the Southern District of New York consolidated the Turpel, Kantner and Allen actions (captioned as “In re Canopy Growth Securities Litigation, No. 23-cv-04302”) and appointed Chen Li as lead plaintiff. On January 22, 2024, the lead plaintiff filed a first amended complaint against the Company and certain of its current and former officers, alleging claims on behalf of persons and entities that purchased or otherwise acquired the Company’s securities between November 5, 2021 and June 22, 2023. The first amended complaint alleges that the Company made false or misleading statements and omissions regarding BioSteel’s revenue, performance and operations, and the Company’s internal controls over accounting and financial reporting in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The lead plaintiff seeks an unspecified amount of damages, attorneys’ fees and costs, and other relief. The Company anticipates filing a motion to dismiss the first amended complaint on or before March 7, 2024.

On January 18, 2024, a follow-on derivative shareholder lawsuit, captioned Press v. Schmeling et al., was filed in the Supreme Court of the State of New York by ostensible shareholder Denise Press on behalf of Canopy Growth Corporation against the Company’s directors and certain of its officers based on substantially the same allegations as those alleged in the In re Canopy Growth Securities Litigation described above. The complaint asserts claims for breach of fiduciary duties, gross mismanagement, waste of corporate assets, unjust enrichment, and insider trading, and seeks damages, attorneys’ fees and costs, and equitable relief.

On June 27, 2023, an ostensible shareholder commenced a putative class action (Dziedziejko v. Canopy Growth Corporation et al., Court File No. CV-23-00701769-00CP) in the Ontario Superior Court of Justice against the Company, two of its officers, and the Company’s auditor on behalf of a putative class of all persons or entities who acquired Canopy’s securities in the secondary market between June 1, 2021 to June 22, 2023 and held some or all of those securities until the close of trading on May 10, 2023 or June 22, 2023.

The plaintiff alleges that the Company’s disclosures contained misrepresentations within the meaning of the Securities Act (Ontario), that certain officers authorized, permitted, or acquiesced in the release of the impugned disclosures, that the Company and one of its officers acted in a manner that was oppressive or unfairly prejudicial to the proposed class members by failing to remedy alleged deficiencies in the Company’s internal controls, and that all of the defendants are liable for damages to the putative class. The action seeks an unspecified amount of damages, interest, legal fees, and the costs of administering a plan of distribution of the recovery. The Company was also named in two other putative class proceedings that were commenced between May 2023 and July 2023 in the Ontario Superior Court of Justice regarding that the Company’s disclosures contained misrepresentations. However, on November 10, 2023, the Ontario Superior Court of Justice decided a carriage motion staying those actions (Leonard v. Canopy Growth Corporation et al., Court File No. CV-23-00702281-00CP and Twidale v. Canopy Growth Corporation et al., Court File No. CV-23-00700135-00CP), and allowing Dziedziejko v. Canopy Growth Corporation et al., Court File No. CV-23-00701769-00CP to proceed to a class certification hearing.

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

On December 29, 2023, a Request for Arbitration was made identifying the Company, one of its subsidiaries, and another entity as respondents. The Claimant seeks damages in the amount of USD $32,666,667 against the respondents based on alleged breaches of a Share Purchase Agreement (“SPA”), including breaches of the duty of good faith and honest performance in relation to certain milestone payments in the SPA.

The Company denies any alleged misconduct and liability for each of the claims asserted in the above-noted Court and Arbitral Proceedings, believes that the defendants/respondents have meritorious defenses to the claims, and expects to vigorously defend the claims, although the Company cannot predict when or how they will be resolved or estimate what the potential loss or range of loss would be, if any.

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

There can be no certainty that all conditions to the Floating Share Arrangement and the Acreage Amending Agreement will be satisfied or waived, including, in the case of the Floating Share Arrangement, obtaining approval of the Amendment Proposal by the Exercise Outside Date, which may result in the acquisition of Acreage not being completed.

There can be no certainty, nor can the Company provide any assurance, that all conditions precedent contained in the Floating Share Arrangement Agreement and the Acreage Amending Agreement will be satisfied or waived, including that the current Exercise Outside Date of March 31, 2024 is extended or in the event of a default pursuant to the Acreage Debt. In addition, the Floating Share Arrangement is subject to certain conditions precedent which, among other things, includes the receipt of approval from the Company’s shareholders on the Amendment Proposal by the Exercise Outside Date. There can be no certainty, nor can the Company provide any assurance, that these conditions will be satisfied or, if satisfied, when they will be satisfied. If such conditions precedent are not satisfied, it may result in the acquisition of Acreage not being completed.

Acreage’s financial statements express doubt about its ability to continue as a going concern.

Acreage’s publicly available financial statements as of and for three and nine months ended September 30, 2023 filed with the SEC on November 14, 2023 (“Acreage’s September 30, 2023 Interim Financial Statements”) express doubt about Acreage’s ability to continue as a going concern. In particular, Acreage’s September 30, 2023 Interim Financial Statements state: “[Acreage] had an accumulated deficit as of September 30, 2023, as well as a net loss and negative cash flow from operating activities for the nine months ended September 30, 2023. Additionally, subsequent to quarter end [Acreage] was temporarily in default of the [Hempco Debenture, pursuant to which a subsidiary of Acreage owed approximately $46.8 million to a subsidiary of Canopy Growth as of September 30, 2023][. . .] These factors raise substantial doubt about [Acreage]’s ability to continue as a going concern for at least one year from the issuance of these financial statements.” In the event that Acreage is unable to continue as a going concern, the Acreage Amended Arrangement and the Floating Share Arrangement may not be completed. In the event that the Acreage Amended Arrangement and the Floating Share Arrangement are completed and Acreage is unable to continue as a going concern, this would have a negative impact on Canopy USA’s business, financial results and operations and have an adverse impact on the Company’s United States strategy, and, ultimately, the Company’s financial results and operations.

In view of the foregoing, Acreage’s continuation as a going concern is dependent upon its continued operations, which in turn is dependent upon, among other things, Acreage’s ability to meet its financial requirements. There is no assurance that Acreage will be successful in its plans to fund its operations and debt obligations as they become due and payable. Accordingly, in the event Acreage cannot satisfy its debt obligations as they become due, we may lose the Option Premium. In addition, Acreage may be required to terminate or significantly curtail its operations or enter into arrangements with third parties that may require Acreage to relinquish rights to certain aspects of its business and/or dispose of certain assets, which may ultimately result in Acreage not being able to satisfy the conditions in the Amended Acreage Arrangement and the Floating Share Arrangement and the acquisition of Acreage not being completed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Resignation of Robert Hanson

On February 6, 2024, Robert Hanson provided notice to the Company of his decision to resign from the Board of the Company, effective the same date. Mr. Hanson served as a member of the Corporate Governance, Compensation and Nominating Committee of the Board. Mr. Hanson’s resignation from the Board was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Appointments of Luc Mongeau and Willy Kruh

On February 7, 2024, on the recommendation of the Corporate Governance, Compensation and Nominating Committee the Board voted to increase the size of the Board to eight members and appoint each of Mr. Luc Mongeau and Mr. Willy Kruh to the Board effective immediately. Each of Mr. Mongeau and Mr. Kruh shall serve as a director of the Company until the next annual general meeting of shareholders or until his earlier death, resignation, or removal. Mr. Kruh will serve as a member of the Audit Committee and Mr. Mongeau will serve as a member of the Corporate Governance, Compensation and Nominating Committee.

The Board has determined that each of Mr. Mongeau and Mr. Kruh is independent under applicable Nasdaq listing rules. There is no arrangement or understanding between either of Mr. Mongeau and Mr. Kruh and any other person pursuant to which he was appointed as a director of the Company. There are no family relationships between each of Mr. Mongeau and Mr. Kruh and any director or executive officer of the Company or its subsidiaries. Neither Mr. Mongeau nor Mr. Kruh have a direct or indirect material interest in any transaction that would require disclosure under Item 404(a) of Regulation S-K.

In accordance with the Company’s customary practice, the Company has entered into its standard form of indemnification agreement with each of Mr. Mongeau and Mr. Kruh, which requires the Company to indemnify each director against certain liabilities that may arise as result of his status or service as a director. The Company’s Form of Director and Officer Indemnity Agreement is filed as Exhibit 10.1 to its Form 10-K for the fiscal year ended March 31, 2022, which was filed with the SEC on May 31, 2022.

In connection with the appointments to the Board, each of Mr. Mongeau and Mr. Kruh will be compensated in accordance with the Company’s director compensation program as described in the Company’s filings with the SEC.

Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description

3.1

Certificate of Incorporation and Articles of Amendment of Canopy Growth Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2020, filed with the SEC on June 1, 2020).

3.2	Amendment to Articles of Canopy Growth Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 18, 2023).

3.3

Bylaws of Canopy Growth Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 8, 2021).

10.1

Fifth Amendment to Arrangement Agreement, dated December 29, 2023, by and among Canopy Growth Corporation, Canopy USA, LLC and Acreage Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 2, 2024).

10.2*	Second Amended and Restated Protection Agreement, dated as of January 25, 2024, by and among Canopy USA, LLC, 11065220 Canada Inc. and Canopy Growth Corporation.

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

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

CANOPY GROWTH CORPORATION

Date: February 9, 2024	By:	/s/ David Klein
David Klein
Chief Executive Officer (Principal Executive Officer)

Date: February 9, 2024	By:	/s/ Judy Hong
Judy Hong
Chief Financial Officer (Principal Financial Officer)