Form 10-K
period 2024-03-31
Canopy Growth Corp
filed 2024-05-30
CIK 1737927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $515 million as of September 29, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the closing sale price of the common shares on The Nasdaq Global Select Market on that date.

As of May 28, 2024, there were 76,197,615 common shares of the registrant outstanding and 26,261,474 non-voting and non-participating exchangeable shares of the registrant outstanding which are convertible at any time, at the option of the holder, into common shares of the registrant on a one for one basis.

Unless otherwise noted or the context indicates otherwise, references in this Annual Report on Form 10-K (“Form 10-K”) to the “Company,” “Canopy Growth,” “we,” “us” and “our” refer to Canopy Growth Corporation, its direct and indirect wholly-owned subsidiaries and, if applicable, its joint ventures and investments accounted for by the equity method; the term “cannabis” means the plant of any species or subspecies of genus Cannabis and any part of that plant, including all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers; and the term “hemp” has the meaning given to such term in the U.S. Agricultural Improvement Act of 2018 (the “2018 Farm Bill”), including hemp-derived cannabidiol (“CBD”).

This Form 10-K contains references to our trademarks and trade names and to trademarks and trade names belonging to other entities. Solely for convenience, trademarks and trade names referred to in this report may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trademarks or trade names to imply a relationship with, or endorsement or sponsorship of us or our business by, any other companies.

All currency amounts in this Form 10-K are stated in Canadian dollars, which is our reporting currency, unless otherwise noted. All references to “dollars” or “CDN$” are to Canadian dollars and all references to “US$” are to U.S. dollars.

PART I

Special Note Regarding Forward-Looking Statements; Risk Factor Summary

This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and other applicable securities laws, which involve certain known and unknown risks and uncertainties. Forward-looking statements predict or describe our future operations, business plans, business and investment strategies and the performance of our investments. These forward-looking statements are generally identified by their use of such terms and phrases as “intend,” “goal,” “strategy,” “estimate,” “expect,” “project,” “projections,” “forecasts,” “plans,” “seeks,” “anticipates,” “potential,” “proposed,” “will,” “should,” “could,” “would,” “may,” “likely,” “designed to,” “foreseeable future,” “believe,” “scheduled” and other similar expressions. Our actual results or outcomes may differ materially from those anticipated. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Forward-looking statements include, but are not limited to, statements with respect to:

•
laws and regulations and any amendments thereto applicable to our business and the impact thereof, including uncertainty regarding the application of U.S. state and federal law to hemp (including CBD) products and the scope of any regulations by the U.S. Food and Drug Administration (the “FDA”), the U.S. Drug Enforcement Administration (the “DEA”), the U.S. Federal Trade Commission (the “FTC”), the U.S. Patent and Trademark Office (the “USPTO”), the U.S. Department of Agriculture (the “USDA”) and any state equivalent regulatory agencies over hemp (including CBD) products;
•
expectations regarding the amount or frequency of impairment losses, including as a result of the write-down of intangible assets, including goodwill;
•
our ability to refinance debt as and when required on terms favorable to us and comply with covenants contained in our debt facilities and debt instruments;
•
the impacts of the Company’s strategy to accelerate entry into the U.S. cannabis market through the creation of Canopy USA, LLC (“Canopy USA”), including the costs and benefits associated with the Reorganization Amendments (as defined below) and the Additional Reorganization Amendments (as defined below);
•
expectations for Canopy USA to capitalize on the opportunity for growth in the United States cannabis sector and the anticipated benefits of such strategy;
•
the timing and outcome of the Floating Share Arrangement (as defined below), the anticipated benefits of the Floating Share Arrangement, the anticipated timing of the acquisition of the Fixed Shares (as defined below) and the Floating Shares (as defined below) by Canopy USA, the satisfaction or waiver of the closing conditions set out in the Floating Share Arrangement Agreement (as defined below) and the Existing Acreage Arrangement Agreement (as defined below), including receipt of all regulatory approvals, and the anticipated timing and occurrence of the exercise of the option to acquire the Fixed Shares (the “Acreage Option”) and closing of such transaction;
•
the Amended Acreage Arrangement (as defined below) and the Floating Share Arrangement, including the occurrence or waiver (at our discretion) of the occurrence or waiver (at the Company’s discretion) of changes in U.S. federal law to permit the general cultivation, distribution, and possession of marijuana, or to remove the regulation of such activities from the federal laws of the United States (the “Triggering Event”), and the satisfaction or waiver of the conditions to closing the acquisition of Acreage Holdings, Inc. (“Acreage”);
•
expectations regarding the Option Premium (as defined below), including the ability to, and timing of, the exercise of such option;
•
the transactions contemplated by the Wana Amending Agreement (as defined below), including the occurrence or waiver (at Canopy USA’s discretion) of the Triggering Event;
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
•
the acquisition of additional Canopy USA Common Shares (as defined below) in connection with the Trust Transaction (as defined below), including any warrants of Canopy USA issued to the Trust (as defined below) in accordance with the Trust SPA (as defined below);
•
expectations regarding the laws and regulations and any amendments thereto relating to the hemp industry in the U.S., including the promulgation of regulations for the hemp industry by the USDA and relevant state regulatory authorities;
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
•
our ability to successfully create and launch brands and further create, launch and scale cannabis-based products and hemp-derived consumer products in jurisdictions where such products are legal and that we currently operate in;
•
the benefits, viability, safety, efficacy, dosing and social acceptance of cannabis, including CBD and other cannabinoids;
•
our ability to maintain effective internal control over financial reporting;
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

The forward-looking statements contained herein are based upon certain material assumptions, including: (i) management’s perceptions of historical trends, current conditions and expected future developments; (ii) our ability to generate cash flow from operations; (iii) general economic, financial market, regulatory and political conditions in which we operate; (iv) the production and manufacturing capabilities and output from our facilities and our joint ventures, strategic alliances and equity investments; (v) consumer interest in our products; (vi) competition; (vii) anticipated and unanticipated costs; (viii) government regulation of our activities and products including but not limited to the areas of taxation and environmental protection; (ix) the timely receipt of any required regulatory authorizations, approvals, consents, permits and/or licenses; (x) our ability to obtain qualified staff, equipment and services in a timely and cost-efficient manner; (xi) our ability to conduct operations in a safe, efficient and effective manner; (xii) our ability to realize anticipated benefits, synergies or generate revenue, profits or value from our recent acquisitions into our existing operations; and (xiii) other considerations that management believes to be appropriate in the circumstances. While our management considers these assumptions to be reasonable based on information currently available to management, there is no assurance that such expectations will prove to be correct.

By their nature, forward-looking statements are subject to inherent risks and uncertainties that may be general or specific and which give rise to the possibility that expectations, forecasts, predictions, projections or conclusions will not prove to be accurate, that assumptions may not be correct and that objectives, strategic goals and priorities will not be achieved. A variety of factors, including known and unknown risks, many of which are beyond our control, could cause actual results to differ materially from the forward-looking statements in this Form 10-K and other reports we file with, or furnish to, the Securities and Exchange Commission (the “SEC”) and other regulatory agencies and made by our directors, officers, other employees and other persons authorized to speak on our behalf. Such factors include, without limitation, our limited operating history; our ability to continue as a going concern; risks that we may be required to write down intangible assets, including goodwill, due to impairment; the adequacy of our capital resources and liquidity, including but not limited to, availability of sufficient cash flow to execute our business plan (either within the expected timeframe or at all); our ability to maintain an effective system of internal control; the diversion of management time on matters related to Canopy USA; the ability of parties to certain transactions to receive, in a timely manner and on satisfactory terms, the necessary regulatory, court and shareholder approvals; the risks that the Trust’s future ownership interest in Canopy USA is not quantifiable, and the Trust may have significant ownership and influence over Canopy USA; the risks relating to the conditions set forth in the Floating Share Arrangement Agreement and the Existing Acreage Arrangement Agreement not being satisfied or waived; the risks related to Acreage’s financial statements expressing doubt about its ability to continue as a going concern; the risks related to the Company losing the Option Premium; the risks in the event that Acreage cannot satisfy its debt obligations as they become due; the risks related to the fact that the Company has not received audited financial statements with respect to Jetty; volatility in and/or degradation of general economic, market, industry or business conditions; risks relating to our current and future operations in emerging markets; compliance with applicable environmental, economic, health and safety, energy and other policies and regulations and in particular health concerns with respect to vaping and the use of cannabis and hemp products in vaping devices; risks and uncertainty regarding future product development; changes in regulatory requirements in relation to our business and products; our reliance on licenses issued by and contractual arrangements with various federal, state and provincial governmental authorities; inherent uncertainty associated with projections; future levels of revenues and the impact of increasing levels of competition; third-party manufacturing risks; third-party transportation risks; inflation risks; our exposure to risks related to an agricultural business, including wholesale price volatility and variable product quality; changes in laws, regulations and guidelines and our compliance with such laws, regulations and guidelines; risks relating to inventory write downs; risks relating to our ability to refinance debt as and when required on terms favorable to us and to comply with covenants contained in our debt facilities and debt instruments; risks associated with jointly owned investments; our ability to manage disruptions in credit markets or changes to our credit ratings; the success or timing of completion of ongoing or anticipated capital or maintenance projects; risks related to the integration of acquired businesses; the timing and manner of the legalization of cannabis in the United States; business strategies, growth opportunities and expected investment; counterparty risks and liquidity risks that may impact our ability to obtain loans and other credit facilities on favorable terms; the potential effects of judicial, regulatory or other proceedings, litigation or threatened litigation or proceedings, or reviews or investigations, on our business, financial condition, results of operations and cash flows; risks associated with divestment and restructuring; the anticipated effects of actions of third parties such as competitors, activist investors or federal, state, provincial, territorial or local regulatory authorities, self-regulatory organizations, plaintiffs in litigation or persons threatening litigation; consumer demand for cannabis and hemp products; the implementation and effectiveness of key personnel changes; risks related to stock exchange restrictions; risks related to the protection and enforcement of our intellectual property rights; the risks related to the Exchangeable Shares (as defined below) having different rights from Canopy Shares and there may never be a trading market for the Exchangeable Shares; future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses; and the factors discussed under the heading “Risk Factors” in this Form 10-K. Readers are cautioned to consider these and other factors, uncertainties and potential events carefully and not to put undue reliance on forward-looking statements.

Forward-looking statements are provided for the purposes of assisting the reader in understanding our financial performance, financial position, and cash flows as of and for periods ended on certain dates and to present information about management’s current expectations and plans relating to the future, and the reader is cautioned that the forward-looking statements may not be appropriate for any other purpose. While we believe that the assumptions and expectations reflected in the forward-looking statements are reasonable based on information currently available to management, there is no assurance that such assumptions and expectations will prove to have been correct. Forward-looking statements are made as of the date they are made and are based on the beliefs, estimates, expectations, and opinions of management on that date. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, estimates or opinions, future events or results or otherwise or to explain any material difference between subsequent actual events and such forward-looking statements, except as required by law. The forward-looking statements contained in this Form 10-K and other reports we file with, or furnish to, the SEC and other regulatory agencies and made by our directors, officers, other employees, and other persons authorized to speak on our behalf are expressly qualified in their entirety by these cautionary statements.

Risk Factor Summary

•
We may not be able to achieve or maintain profitability and may continue to incur losses in the future.
•
We have a limited operating history and our growth strategy may not be successful.
•
In the past we have identified conditions and events that raised substantial doubt about our ability to continue as a going concern and it is possible that we may identify conditions and events in the future that raise substantial doubt about our ability to continue as a going concern.
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
•
As a result of self-reporting the BioSteel Review (as defined below), the Company is the subject of an investigation in connection with the BioSteel Review, and it cannot predict the timing of developments, and any adverse outcome of these continuing matters could have a material adverse effect on the Company.
•
The price of our common shares has been and may continue to be highly volatile.
•
We are subject to other risks generally applicable to our industry and the conduct of our businesses.

Item 1. Business.

Our Vision and Purpose

Our vision is to unleash the power of cannabis to improve lives. As one of the first publicly traded, licensed cannabis producers in the world, our vision comes to life by harnessing the power of the plant, building a leading North American cannabis company, and fostering a purpose-driven atmosphere for our employees. Our approach is grounded in our responsibility to operate with integrity, intention, and values, while consistently seeking opportunities to meet the needs of our consumers with premium branded products.

Canopy Growth is a world-leading cannabis company which produces, distributes, and sells a diverse range of cannabis and cannabis-related products. Cannabis products are principally sold for adult-use and medical purposes under a portfolio of distinct brands in Canada pursuant to the Cannabis Act, SC 2018, c 16 (the “Cannabis Act”), and globally pursuant to applicable international and Canadian legislation, regulations, and permits.

Our core operations are in Canada, Germany and Australia and we hold a significant non-controlling, non-voting interest in Canopy USA, an entity that participates in the sale of cannabis and hemp derived products in the United States. Our branded product portfolio includes multiple cannabis formats, such as high-quality dried flower, pre-rolled joints (“PRJ”), oils, softgel capsules, infused beverages, edibles including gummies, and topical formats, as well as vaporizer devices designed to meet the needs of consumers worldwide.

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
•
Social Justice: We are committed to social justice. We want to leverage our leadership role in the cannabis industry to undo the harms for those affected by the historic criminalization of cannabis, including communities of color that have been disproportionately impacted. We strive to live and lead by example by creating equity in our talent processes and encouraging an inclusive environment for all traditionally underrepresented groups.
•
Employee Values: We depend on the shared purpose, passion and leadership of world-class talent. Our guiding principles – own it, listen and share, catch people doing things right, grow good together and shatter barriers – keep us connected to each other and to the shared goals that are bigger than ourselves.

Our Company

Canopy Growth was incorporated pursuant to the Canada Business Corporations Act on August 5, 2009 and our common shares are listed and trade on both the TSX and The Nasdaq Global Select Market.

From product and process innovation to market execution and everything in between, we are driven by a passion for cannabis, a commitment to drive the industry forward, and above all else, providing our consumers with the best possible experiences rooted in our vision of unleashing the power of cannabis to improve lives.

We were among the first companies to be permitted to cultivate and sell legal cannabis in Canada. Today, we supply high-quality medical cannabis products to patients in Canada, Europe, and Australia. We seek to continuously develop initiatives designed to help patients and consumers safely, effectively, and responsibly use cannabis.

We act upon our values by participating in ongoing advocacy as well as through the advancement of community engagement and social justice initiatives aimed at undoing the harms of prohibition and demonstrating the potential of cannabis as a force for good.

Our initiatives have included activities such as:

•
A multi-year partnership with Responsibility.org to support the National Alliance to Stop Impaired Driving (NASID) by working together to end all forms of impaired driving through improved data and detection, innovative programs and technologies and system reform.
•
Supporting The Last Prisoner Project (“LPP”), which was founded in 2019 based on the notion that no one should remain incarcerated for cannabis offenses. Canopy Growth actively works alongside LPP in their goal of freeing the tens of thousands of individuals still unjustly imprisoned for cannabis related incidents/offenses.

•
Advancing community engagement where Canopy Growth has an active employee presence or operational footprint. This includes:
o
Fostering employee volunteerism opportunities through Canopy ‘Days of Giving’ program which provided employees with paid time off to volunteer and giveback in their communities with charity organizations of their choice; and
o
Hosting workplace fundraising events throughout the year in support of a range of grass-roots community support organizations.

Today, we are a leader in the adult-use market in Canada where we offer a broad portfolio of brands and products and continue to expand our portfolio to include new innovative cannabis products and formats. We maintain agreements to supply all Canadian provinces and territories with our adult-use products for sale through their established retail distribution systems and using a consumer-driven approach, we provide a portfolio of diverse products that offer experiences for a wide range of occasions that our consumers seek. Our distinct cannabis brands include Tweed® (“Tweed”), 7ACRES, DOJA, Vert, Maitri, HiWay, Twd., Wana® (“Wana”), and Deep Space in the adult-use channel. Our primary medical brand is Spectrum Therapeutics and we have also launched Canopy Medical, a medical cannabis brand in select international markets. Our curated cannabis product formats include dried flower, PRJ, oil, softgel capsules, edibles including gummies, topicals, vapes and beverages, as well as a wide range of cannabis accessories. We also offer health and wellness hemp-derived CBD products under our Martha Stewart CBD brand. In addition, we offer premier herbal vaporizer devices through Storz & Bickel GmbH (or Storz & Bickel®, collectively “Storz & Bickel”).

Our Strategy and Outlook

We aspire to demonstrate how cannabis can be a force to improve lives and communities, and we have defined a clear strategy to bring this ambition to life. Our overall strategy is anchored in our commitment to building beloved consumer brands within an asset-light operating model that we believe will enable us to compete more effectively, and lead, in today’s rapidly evolving market.

To achieve our vision, our strategy consists of four pillars:

•
Building a Brand-Driven North American Cannabis Powerhouse Backed by Exceptional Product Quality - The heart of our business is in North America with our roots in Canada and investments in the U.S. Our brand portfolio include some of the best-known brands in the cannabis space such as Tweed, DOJA, HiWay, Vert, 7ACRES, Maitri, Twd., Wana, and Deep Space in our Canadian adult-use market, and Spectrum Therapeutics in the Canadian medical market. Additionally, our Storz & Bickel line of devices complement our suite of cannabis brands and products. As markets continue to evolve, we believe the role of brands will become more prominent in the consumer’s desire for trustworthy products that deliver quality and consistency of experience. We are investing in our brands to further our position of leadership in the market and continually strengthening their relationship with consumers.

Additionally, the establishment of Canopy USA has been a stepping stone towards maximizing the value of our previously held conditional U.S. THC investments through Canopy USA. Canopy USA’s powerhouse brands, including those held by Acreage, in addition to Wana and Jetty, establishes a foundation for us to participate in the world’s largest and fastest growing cannabis market and to offer our shareholders unique exposure to this market’s growth. Canopy USA exercised its options to acquire Wana and Jetty on May 6, 2024. As of April 30, 2024, Canopy Growth has deconsolidated the financial results of Canopy USA and has a non-controlling interest in Canopy USA as of such date, which will be accounted for as an equity method (fair value) investment until such time as a Stock Exchange Permissibility Date (as defined below) occurs. Canopy Growth expects to disclose to investors the financial performance of Canopy USA in accordance with the requirements of Rule 3-09 of SEC Regulation S-X. Canopy USA is also expected to generate revenues and cost synergies by leveraging its own premium brands, routes to market and operations, leading to the establishment of an integrated U.S. cannabis ecosystem across its 23-state footprint.

•
Delivering Best-in-Class Service to Our Customers with a Purpose-Built Route to Market – In addition to building our branded portfolio, we continuously pursue opportunities to be the partner of choice to our customers. In our core markets, we have invested in quality execution and distribution networks to drive consistent growth across our priority brands and products. Our North American sales team, in addition to a hybrid external sales team in Canada, is the cornerstone of our route to market and positions us to foster a direct relationships with our customers. We understand that the success of our products and brands is only achievable with the support and buy-in of customers, and we are committed to providing the highest level of service with our insights, education, efficiency, reliability, and cost management.

As consumer needs and trends evolve, we are continuing to focus our efforts on product categories with the highest and most tangible profit opportunities that also align to customer needs and consumer desires. At the same time, we are significantly optimizing our wholesale capabilities without expanding our asset footprint to ensure that our products have the broadest distribution in our highest profit geographies.

•
Leveraging Our Disciplined Asset-Light Model to Manage Cost and Power Growth – As the cannabis market continues to rapidly evolve, more specialized businesses have emerged, allowing us to focus on our core strengths of cultivating world-class cannabis, building brands and forging strong routes to market. This has resulted in a strategic shift in our business plan involving a hybrid asset-light approach that leverages local and/or regional suppliers for raw materials to complement our owned operations. To this effect, we have undertaken significant actions to reduce costs and to optimize our operating footprint in order to achieve profitability and foster growth while retaining a steadfast commitment to the quality of our products and to all aspects of our worldwide operations.
•
Furthering our Leadership Position with Medical Cannabis Patients Worldwide - We are committed to the high-quality production of medical cannabis products and are equally committed to helping medical professionals confidently prescribe and patients to responsibly use our products. Our unwavering commitment to the safety and effectiveness of our products is a critical strategic imperative which also helps differentiate us in the growing cannabis market. To remain successful, we consistently strive to make significant investments in our operations within Europe and we are well-positioned to pursue international growth opportunities with our strong medical cannabis brands and distribution networks. We intend to fuel the continued demand for our European Union Good Manufacturing Practices (“EU GMP”) certified medical grade cannabis internationally with supply from within Europe and from our Canadian EU-GMP certified facility in Kincardine, Ontario. In addition, we will continue to maximize our existing routes to market to further our execution on our international growth plans, while leveraging our cannabis expertise and well-established medical brands.

Our Brands and Products

Cannabis Products

We produce and sell a wide range of cannabis products, including dried cannabis flower, PRJ, extracts and concentrates, beverages, edibles including gummies and vapes in Canada and other locations where legally permissible to do so. Our cannabis products are sold both in the direct-to-patient markets for medicinal use, as well as in the adult-use market following the enactment of the Cannabis Act in Canada and the amendments thereto which provided for the legalization and regulation of cannabis products beyond cannabis flower and cannabis oils, to include products such as beverages, edibles including gummies and vapes (collectively, “Cannabis 2.0”). Our cannabis products are sold under a variety of brand names described under “Brand Portfolio” below and are intended to position us as a leader in both the medical and adult-use markets.

Our cannabis products include:

•
Dried Flower: We pride ourselves on growing high-quality cannabis, which is packaged for sale as dried flower and PRJ. We sell dried flower and PRJ in both the medical and adult-use markets. Dried flower continues to be the core of all cannabis markets globally and accordingly our focus on consistent high quality cultivation is relentless. Further, as the PRJ category gains further momentum based on the convenience of consumption for these products, we will continue to seek an active role in the category’s growth through non-infused and infused PRJ products.
•
Extracts and Concentrates: This category includes softgel capsules which offer a convenient, precise, and discrete dosing solution for those interested in consuming their cannabis in pill form and are available in a variety of concentrates, from micro to full doses. In addition to our historic experience in the softgel product category, which we feel is a competitive advantage, this category also represents a precise and low-cost consumption option for consumers while continuing to be attractive from a margin perspective for the Company.
•
Cannabis Beverages: We offer our beverages in a variety of flavors and sizes under the Deep Space, Tweed®, and 7ACRES brands. We believe that cannabis-infused beverages that offer sophisticated taste and measured doses with a rapid onset and shorter duration can be tailored to meet specific outcomes across a variety of consumption occasions. We continue to believe that beverages represent a critical element of the long-term future of the industry and a key product category for new-to-cannabis consumers. Regulatory advancements, including the permissibility of on-premise consumption, is expected to advance this category significantly.
•
Cannabis Edibles: This category includes a range of ingestible products including gummies. We are the exclusive Canadian licensees of the Wana gummies, one of North America’s leading cannabis edible brands. Wana prides itself on consistency, quality, and cannabis-free taste in addition to a range of products with accelerated onset. Wana gummies are available in a range of cannabinoid ratios and values, and class-specific terpene formulations. Current products offer a discreet and dosable cannabis experience and are available in a variety of flavors and sizes. Canopy Growth continues to view the edibles category as one of the major long term growth drivers within the cannabis industry and believe we are well positioned to compete for leadership with Wana as our central edibles brand.
•
Cannabis Vapes: Our vapes are designed to bring effective and reliable technology to the vaping category. Our “510” vape concentrate cartridges and all-in-one vape devices are available in a variety of Tweed and 7ACRES strains, with a range of THC and CBD levels. Our vapes are tamper-resistant, adhere to Health Canada’s regulations and we are continually reviewing and testing all inputs to ensure the highest quality and reliability of cannabinoids, terpenes and tamper-resistance features. Our vape cartridges are tested to the FDA standard for leachability to ensure the reduction of heavy metals and contaminants leaching into the extract. Our all-in-one vape products are produced using UL 8139 Certified Safe Manufacturing standards which evaluates the safety of the integrated systems of a vape device and safety features and mechanisms that protect the user from harm when using the device. UL also has a standard for battery cells in isolation known as UL 1642 and all of our vape battery cells are certified to this standard.
•
Vaporization Devices: Storz & Bickel medical cannabis vaporizers are registered in Australia, Canada, the European Union, Israel, Switzerland, and the United Kingdom and meet the country specific requirements including, but not limited to, electrical safety, biocompatibility, usability, as well as clinical performance and general safety. The Storz & Bickel dry herb vaporizers are crafted with the same attention to performance and safety as their medical devices and they undergo rigorous manufacturing procedures and are either TÜV Süd-certified or UL listed (UL8139).

Hemp-Derived CBD Products

Our branded, hemp-derived CBD products that have been brought to market in certain U.S. states where not prohibited under state law include the Martha Stewart CBD line of hemp-derived CBD isolate products, including gummies, oils, softgels and topicals launched initially in September 2020.

Developed as a result of our investments in technology and testing, these CBD products were created by extracting and isolating derivatives from the hemp plant to produce consistent CBD formulations that are packaged in easy-to-use formats. Martha Stewart CBD products are manufactured in the U.S., contain 99% pure CBD isolate and less than 0.3% THC. We are committed to selling high-quality, tested and reliable products. In the absence of any federal guidance in the United States on CBD-derived products, we have only sold our products in U.S. states where we believe such sales are permissible under state law in order to ensure compliance with state consumer protection mandates and following the most stringent state laws regarding the sale of CBD. Moreover, as part of the creation of Canopy USA and the furtherance of our Canopy USA strategy, we no longer intend to sell CBD-derived products in the U.S. effective as of Q2 fiscal 2025 since these products have better synergies within the house of brands held by Canopy USA.

Devices and Delivery Technology

In addition to the vape pens and cartridge products that we offer in the legal cannabis market in Canada, through Storz & Bickel we manufacture and sell medical cannabis vaporizer devices as well as dry herb vaporizers for recreational purposes. Storz & Bickel operates in an internationally certified facility dedicated to manufacturing medical devices. The certified medical vaporizers and dry herb vaporizers are exported to over 100 markets around the world. Storz & Bickel currently holds registrations to sell their medical devices “Volcano Medic 2, Mighty Medic, and Mighty+ Medic in Australia, Canada, the European Union, Israel, Switzerland, and the United Kingdom. On October 17, 2023, Storz & Bickel unveiled the Venty™, an innovative, portable vaporizer for dry herbs. Its newly designed convection and conduction heater as well as the cutting-edge heating management and cooling technology enhance flavor to produce superior vapor quality on the go. The Venty successfully underwent conformity assessment procedure for CE certification in the European Union and is UL listed (UL 8139).

Brand Portfolio

Our diverse brand portfolio makes it possible for us to effectively reach different audiences of consumers who newly or consistently use cannabis for a variety of needs and occasions throughout their day. Our portfolio includes brands that we own, as well as brands that we license from others, referred to as our “Affiliated Brands” below:

Cannabis Brands	Consumer Packaged Goods Brands
Tweed is our flagship cannabis brand that proudly offers a wide range of easy to enjoy cannabis products across dried flower, pre-rolls, vapes, oils, softgels, and beverages.	Storz & Bickel	Based in Tuttlingen, Germany, Storz & Bickel are designers and manufacturers of medically approved herbal vaporizers, most notably the Volcano Medic and the Mighty Medic.
7ACRES is a cannabis brand that appeals to the senses through thoughtfully selected aromatic cultivars and experiences. Offerings include flower, pre-rolls, vape, beverages and concentrates.	Affiliated Brands
DOJA is a brand born amid the natural beauty of British Columbia’s Okanagan Valley, and grown with care for true to plant experience. Offerings include dried flower and pre-rolls.		Combining gourmet flavors with state-of-the-art CBD, Martha Stewart’s gummies offer elevated taste for the CBD consumer.

Deep Space is a line of bold-flavored cannabis-infused soft drink beverages adding rocket-fuel to your space adventure with the maximum allowed 10mg THC per can. Looking for more fuel? Deep Space Propulsion offers 10mg THC, 10mg CBG and 30mg of naturally occurring caffeine per can.

Wana is one of North America's leading edibles brand that prides itself on consistency, quality and seriously great tasting gummies.
HiWay is a value brand that offers a variety of products, including dried flower, pre-rolls, and vapes at a convenient price point and level of trusted quality that our consumers rely on.
Maitri is a Québec-centric brand focused on expertly-cultivated cannabis strains that are dominant in THC. Designed to bring the natural beauty of the province into your home.
Twd. is a simple brand with affordable, high-quality options that make shopping for cannabis easy. Offerings include flower, pre-rolls and oil.
Vert is a cannabis brand tailored for Québec - focusing on lower THC, balanced THC:CBD and minor cannabinoids. Offerings include flower, beverages and pre-rolls.

Spectrum Therapeutics is our brand of medical cannabis products designed to optimize the therapeutic benefits of medical cannabis as prescribed by a medical practitioner. Branded products include cannabis oils, softgels and dried flower. Spectrum Therapeutics is also an e-commerce, multi-brand platform within the Canadian medical cannabis market.

Canopy Medical is a leading pharmaceutical manufacturer for the production, import and release of medical cannabis products in Europe. Canopy Medical is committed to developing and delivering world-class medical cannabis solutions for patients to improve their quality of life through innovative and high-quality products. Current medical cannabis formats sold within the Canopy Medical cannabis brand today include dried flower and oil extracts.

Our Operations

Canadian Operations

Adult-Use

Our cannabis cultivation operations are focused in two facilities, our hybrid greenhouse facility in Kincardine, Ontario and the DOJA greenhouse facility in Kelowna, British Columbia. We believe that the capacity in the Kincardine facility and the DOJA facility, as well as externally sourced cannabis flower supply, can meet the current demand for dried flower across our entire house of brands. Further, the receipt of EU-GMP certification at the Kincardine facility enables us to continue exporting certified medical cannabis to medical markets in Europe as well as other medical cannabis markets around the world. Our licensed operational capacity in Canada includes advanced manufacturing capability for oil and softgel encapsulation, PRJ (infused and non-infused), and hash production, which is primarily completed at our Smiths Falls, Ontario manufacturing facility. Through our in-house manufacturing capabilities of cannabis products, we can process and package bulk cannabis flower, whether internally or externally sourced, into high-quality cannabis flower products. Our remaining products are manufactured through an adaptive third-party sourcing model for all cannabis beverages, edibles, and extracts. We are confident that our production and manufacturing capabilities and know-how are sufficient to meet the diverse needs of our adult-use and medical cannabis consumers in Canada and globally.

As the Canadian cannabis market matures, excess capacity at other cannabis producers and processors presents us with opportunities to accelerate speed to market, avoid capital investments until a critical sales volume is achieved, and provides us with surge capacity during peak periods. Overall, our flexible internal platform and capabilities when combined with our asset light strategy and positioning to capitalize on excess available supply in the market contributes to a more streamlined, agile, and cost-effective supply chain.

Medical

Direct-to-Patient: Under the Cannabis Act, license holders are able to sell medical cannabis through the mail to registered patients. Through the Spectrum Therapeutics website, patients who have registered with Spectrum Therapeutics are able to purchase products online and have them shipped directly to the address indicated on their registration document.

Access: We have developed several programs to improve access to medical cannabis for authorized patients. First, we provide an income-tested compassionate pricing program whereby eligible low-income patients may obtain a 20% discount on regular prices of medical cannabis. We also have multiple offerings for Veterans of the Canadian Armed Forces, including a team of customer care agents dedicated to assisting Veterans with registration, ordering and insurance coverage; pre-approval and direct billing of Veterans Affairs Canada (“VAC”) to ensure uninterrupted access to medication; full coverage (through VAC) of all cannabis products offered in our online Spectrum Therapeutics medical shop, which means that Veterans do not have to pay out of pocket for any product; and can access special offers on our Storz & Bickel devices. We also provide support through our customer care team to help patients identify if their medication is covered under the growing number of private health plans that have a medical cannabis component.

In our effort to promote brand recognition and awareness without advertising our products directly to the public, we work closely with patient educators of specialty medical cannabis clinics and continue to hold community events (to the extent allowable within the regulatory environment) in order to build relationships and provide awareness on the Spectrum Therapeutics offerings.

Global Operations

In recent years, the actions of governments around the world have signaled a significant change in attitudes towards cannabis and have either formally legalized medical cannabis access, or established government efforts to explore the legalization of medical cannabis access. Therefore, opportunities continue to exist for Canopy Growth to operate in jurisdictions where governments have established, or are actively moving towards, a legal framework. To support Canopy Growth’s continued push toward profitability, and to continue to seize growth opportunities in the global markets we understand are ‘next up’ for legalization, Canopy has reduced investment and concentrated our operational footprint in incubator markets in favor of using our resources to broaden partnerships in markets where Canopy can operate via partners with local expertise with an asset-light approach, and grow our global branded and medical cannabis portfolio profitably, in year one and onward. Our present market approach remains focused on supporting immediate revenue and establishing Canopy Growth as a leader in these markets whether for medical cannabis or adult-use, as permitted by local law and regulations.

Europe

Our Canopy Medical and Spectrum Therapeutics brands continue to serve the medical market in Europe with operations in Germany, Czech Republic and Poland. Our European medical cannabis business operates in accordance with the specific regulatory framework in place in the relevant jurisdictions, including supplying EU Good Manufacturing Practices (“GMP”) compliant pharmaceutical products. Canopy Growth’s corporate office for the European market is in Sankt Leon-Rot, Germany. Further, the corporate offices and production facility of Storz & Bickel are located in Tuttlingen, Germany.

United States

Canopy Growth is not considered a U.S. Marijuana Issuer (as defined in the Canadian Securities Administrators Staff Notice 51-352 – Issuers with U.S. Marijuana-Related Activities (the “Staff Notice”) nor do we have material ancillary involvement in the U.S. cannabis industry in accordance with the Staff Notice. While we have established Canopy USA, which is a platform that is intended to enable such U.S.-based companies that may themselves participate in the U.S. cannabis market to operate, the transaction structure was intended to ensure that we do not violate the federal laws of the United States respecting cannabis and do not allow Canopy Growth to participate in cannabis activities in the United States or direct the activities of Canopy USA. Where a non-controlled affiliate has expressed an intent to enter the U.S. cannabis market, we have taken steps to insulate ourselves from all economic and voting interests. See “Business—Our Company—Canopy USA” and “Business—Government Regulation—U.S. Regulatory Framework” for further discussion.

Australia

Early in fiscal 2018, we launched our Australian operations and Spectrum Therapeutics began selling medical cannabis to doctors prescribing its products. Spectrum Therapeutics continues to support Australian medical patients through imported products.

Additionally, we included the Storz & Bickel medical devices on the Australian Register of Therapeutic Goods in 2019, as well as notifying Medsafe on the Web Assisted Notification of Devices database in New Zealand. As a medical device, Canopy Growth has also received a tax exemption in Australia for the Storz & Bickel range of medical devices.

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

On October 24, 2022, Canopy Growth entered into agreements with certain of its lenders party to the Credit Agreement, pursuant to which Canopy Growth agreed to tender US$187.5 million of the principal amount outstanding under the Credit Agreement at a discounted price of US$930 per US$1,000 or US$174.4 million in the aggregate (the “Paydown”). The first payment of approximately $117.5 million (US$87.9 million) was made on November 10, 2022 to reduce the principal indebtedness by approximately $126.3 million (US$94.4 million). The second payment of approximately $116.8 million (US$87.2 million) was made on April 17, 2023 to reduce the principal indebtedness by approximately $125.6 million (US$93.8 million).

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

On February 21, 2024, the Company repurchased additional outstanding principal amounts under the Credit Facility (the "Fourth Quarter 2024 Paydown"). The Fourth Quarter 2024 Paydown resulted in an aggregate principal reduction of $31,078 (US$23,000) for a cash payment of $27,970 (US$20,700).

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

Government Contracts

In Canada, we sell cannabis and cannabis products to cannabis control authorities in all of the provinces and territories in Canada (other than Saskatchewan), where each such cannabis control authority is the sole wholesale distributor and in certain provinces, the sole retailer, of cannabis and cannabis products in the relevant province. We sell these products to the various cannabis control authorities under supply agreements that are subject to terms that allow for renegotiation of sale prices and termination at the election of the applicable cannabis control authority. In particular, the cannabis control authorities may in the future choose to stop purchasing our products, may change the prices at which they purchase our products, may require we that we provide them with the lowest purchase price in line with what we offer another third-party, may return our products to us and, in certain circumstances, may cancel purchase orders at any time including after products have been shipped. For the year ended March 31, 2024, we had approximately $122.7 million in sales to cannabis control authorities and one cannabis control authority accounted for at least 10% of our net consolidated revenue.

Intellectual Property and Product Safety

Intellectual Property

The proprietary nature of, and protection for, our products, technologies and processes are important to our business. We rely on a combination of patents (utility and design), trademarks, and know-how to establish and protect our intellectual property. We have established and will continue to build proprietary positions in all key aspects of our business. The duration of the protection afforded by our registered intellectual property varies by the nature of the registration, but we manage renewals and notices on an on-going basis to ensure that our intellectual property is protected in line with our strategic focus under applicable law in various jurisdictions.

Product Safety and Pharmacovigilance

In the interest of patient safety and good pharmacovigilance practices, we have continued to maintain a unique global pharmacovigilance and product safety program to capture, document and evaluate adverse events reported from the worldwide use of our medical cannabis products and our various Canadian adult-use cannabis brands, and our CBD product lines, as well as products sold by Storz & Bickel.

Pharmacovigilance, also known as drug safety, is the science and activities relating to the detection, assessment, understanding and prevention of adverse effects or any other drug-related problems. Our regulatory affairs team works to ensure that new products are developed with consumer safety in mind.

The global pharmacovigilance program ensures that all employees are trained on how to identify and report adverse events. Data collected from various sources (including, but not limited to, spontaneous reporting, clinical trials, literature and health authorities’ databases) are processed and analyzed in a centralized global safety database by our regulatory affairs team, in compliance with global and local regulatory requirements.

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

With respect to retail sales of cannabis, other than online sales, the provincial and territorial regulations in Prince Edward Island, Nova Scotia and Quebec allow only for government-run cannabis stores, while the provincial and territorial regulations in Ontario, Alberta, Newfoundland and Labrador, Nunavut, Yukon, Saskatchewan and Manitoba leave the retail sale of cannabis, other than online sales, to the private sector. In New Brunswick, British Columbia and Northwest Territories, provincial and territorial regulations allow for a hybrid model in which both public and private stores can operate. In addition, in Ontario, British Columbia, Newfoundland and Labrador, Northwest Territories, New Brunswick, Nova Scotia, Prince Edward Island, Quebec and Yukon, the provincial body is solely responsible for online sales.

The Cannabis Act also includes several measures to help prevent youth from accessing cannabis, including both age restrictions and restrictions on the promotion of cannabis.

The Cannabis Act discourages youth cannabis use by prohibiting products that are appealing to youth, packaging or labeling cannabis in a way that makes it appealing to youth, selling cannabis through self-service displays or vending machines, or promoting cannabis, except in narrow circumstances, where young people cannot see the promotion. The new legislation also helps protect public health by creating strict safety and quality regulations.

In connection with the framework for regulating cannabis in Canada, the Canadian federal government introduced corresponding penalties under the Criminal Code (Canada), including penalties for the illegal sale of cannabis, possession of cannabis over the prescribed limit, production of cannabis beyond personal cultivation limits, taking cannabis across the Canadian border, giving or selling cannabis to a youth and involving a youth to commit a cannabis-related offense.

Following extensive engagement with stakeholders, universities, researchers, health authorities, cannabis industry associations, cannabis license holders, provinces, territories and the public, the Canadian federal government announced the following amendments to the Cannabis Act and its regulations:

•
An increase in the public possession limit for cannabis beverages to a level that is similar to other forms of cannabis, such as solid edible cannabis products (i.e. gummies or chocolate). Adults in Canada are now able to possess up to 17.1 liters (equal to 48 cans of 355 ml each) of cannabis beverages in public for non-medical purposes, which is up from approximately 2.1 liters (equal to five cans of 355 ml each) under the previous rules. Existing controls that mitigate the risks of overconsumption and accidental consumption, such as child-resistant packaging and strict limits on the amount of THC per container, remain in place;
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

In December 2023, Health Canada released guidance on cannabis products deliberately made with intoxicating cannabinoids other than delta-9-THC. Health Canada defines “intoxicating cannabinoids” as cannabinoids that bind to and activate the CB1 receptor and the guidance includes a list of 9 cannabinoids which can be revised as new evidence becomes available. This guidance recommends that license holders apply the regulatory controls (including limits on the amount of cannabinoids in certain products) currently applicable to delta-9-THC to all other cannabinoids that Health Canada considers to be “intoxicating cannabinoids” in order to minimize the risks of accidental consumption, overconsumption and adverse effects. This guidance comes at a time when various provincial regulators (such as those in Ontario, British Columbia and Alberta) are actively evaluating whether to permit the sale of or how to evaluate limits on the levels of certain cannabinoids (such as tetrahydrocannabivarin and cannabinol).

Finally, on March 21, 2024, the final report of the Expert Panel on the Legislative Review of the Cannabis Act (the “Cannabis Report”), was issued. The report was intended to assess the full impact of legalization of cannabis in Canada and considered whether the Cannabis Act, had since its coming into force, accomplished its stated objectives of the protection of public health and public safety.

The Cannabis Report provided 54 recommendations for the improvement on the federal regulation of Cannabis and noted the following:

•
There has been significant progress made on: (i) the establishment of a licensing framework supporting a legal industry that is providing adult consumers with a quality-controlled supply of a variety of cannabis products; (ii) steady progress in shifting adult consumers to the legal cannabis market (iii) for the most part, adherence to rules on promotion, packaging and labelling, including prohibitions about making claims about health or lifestyle benefits (iv) a significant reduction (95% between 2017 and 2022) in the number of charges for the possession of cannabis and minimizing the negative impact on some individuals from interactions with the criminal justice system
•
Shift in younger populations consuming cannabis with a trend towards the consumption of higher potency cannabis products
•
The illicit cannabis market remains entrenched, and too many illicit retailers continue to operate both online and physical stores.
•
Industry representatives expressed concerns about the cost burden that the excise tax imposes on them originally intended to represent about 10% of the total cost of product to consumers but effectively resulting in nearly a 30% tax on products sold to consumers. In addition to the excise tax on cannabis products, additional costs also include regulatory fees and regulatory requirements that are imposed at both the federal and provincial and territorial levels.
•
There is a lack of diversity in the sector, and that communities that were disproportionately harmed prior to when cannabis was decriminalized continue to face barriers to participation in the legal market.
•
A greater commitment to enforcement is needed to avoid undermining the integrity of the regime. Inadequate enforcement emboldens criminal actors and may be interpreted by some that illicit cannabis activity does not pose health or safety concerns.
•
The current lack of high-quality scientific evidence is creating difficulties for health care professionals and insurance providers faced with patient requests about the use of cannabis for medical purposes.
•
Government of Canada should allocate appropriate funding and resources to ensure the effective implementation of the cannabis framework.

European Union Regulatory Framework

While each country in the European Union (“EU”) has its own laws and regulations, many common practices are being adopted relative to the developing and growing medical cannabis market. For example, to ensure quality and safe products for patients, many EU countries only permit the import and sale of medical cannabis from EU-GMP certified manufacturers.

The EU requires adherence to EU-GMP standards for the manufacture of active substances and medicinal products, including cannabis products. The EU system for certification of GMP allows a Competent Authority of any EU member state to conduct inspections of manufacturing sites and, if the strict EU-GMP standards are met, to issue a certificate of EU-GMP compliance that is also accepted in other EU member countries.

As of April 1, 2024, recent legislative change in Germany works in unison with existing laws and regulations in Europe. For example, the recent enactment of the law permitting the use of recreational cannabis in Germany to a limited extent still requires that all cannabis for medicinal purposes be EU-GMP certified, sold by EU-GMP certified manufacturers, for medical cannabis patient consumption, as prescribed by a physician. Although cannabis as of April 1, 2024 is no longer classified as a narcotic, regardless of whether for medicinal or recreational purposes, cannabis remains a licensed and controlled use product.

U.S. Regulatory Framework

Thirty-nine states, the District of Columbia, Puerto Rico, the Virgin Islands, Guam, and Northern Mariana have passed legislation or legalized some form of cannabis use for certain medical purposes. Twenty-four of those states, the District of Columbia, Guam, and Northern Mariana, have also legalized cannabis for adults for non-medical purposes (sometimes referred to as adult or recreational use). Eight additional states have legalized forms of low-potency cannabis for select medical conditions. Only three states continue to prohibit cannabis entirely, although one of those states has decriminalized possession of small amounts, leaving only Idaho and Kansas with complete criminalization. Notwithstanding the permissive regulatory environment of cannabis in some states, cannabis other than hemp continues to be categorized as a Schedule I controlled substance under the Controlled Substances Act (“CSA”), making it illegal under federal law in the U.S. to cultivate, distribute, or possess cannabis. This means that while state law in certain U.S. states may take a permissive approach to medical and/or adult-use use of cannabis, the CSA may still be enforced by U.S. federal law enforcement officials against citizens and businesses of those states for activity that is legal under state law.

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

In light of limited investigative and prosecutorial resources, the Cole Memorandum concluded that the Department of Justice should be focused on addressing only the most significant threats related to cannabis. The Cole Memorandum was later rescinded by U.S. Attorney General Jeff Sessions under the Trump Administration. Despite this rescission, the U.S. Department of Justice has not prioritized the enforcement of the CSA’s prohibition on cannabis against cannabis companies complying with the state law and their vendors for over nine years.

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

In the 2024 Consolidated Appropriations Act, 2024, Congress included a provision, known as the Joyce Amendment (previously the Rohrabacher-Farr Amendment) which prohibits the Department of Justice from spending funds to interfere with the implementation of state medical cannabis laws until September 30, 2024. Please refer to “Risk Factors” under Item 1A of this Form 10-K for further discussion.

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

During his campaign, President Biden promised federal reform on cannabis, including decriminalization generally. In 2022, President Biden signed into law the “Medical Marijuana and Cannabidiol Research Expansion Act,” a bipartisan bill aimed at easing restrictions on cannabis research, and the first standalone cannabis reform bill to pass both the House and Senate. Additionally, on October 6, 2022, President Biden issued a presidential proclamation pardoning federal convictions for simple marijuana possession offenses, encouraging state governors to do the same on the state level where permissible, and requesting that the Secretary of Health and Human Services and the Attorney General initiate an administrative process to review cannabis’s Schedule I classification under the CSA. In response to this directive, the U.S. Department of Health and Human Services (“HHS”) issued a letter to the DEA on August 29, 2023, recommending that cannabis be reclassified as a Schedule III drug under the CSA. On May 16, 2024, the DEA issued a proposed rule to reclassify marijuana from its current classification as a Schedule I drug to a Schedule III drug. Schedule III classification represents a moderate to low potential for physical and psychological dependence and reclassification of marijuana from a Schedule I to a Schedule III drug would thereby loosen DEA restrictions. Nonetheless, the DEA has made clear that if reclassification were to take place, the “regulatory controls applicable to Schedule III controlled substances would apply” which includes controls related to the manufacture, distribution, dispensing, and possession of marijuana. Of note, the proposed rule applies only to marijuana as defined in the CSA, i.e., limited to the plant and derivatives of the plant. The proposed rule does not therefore apply to synthetically derived THC or hemp. The comment period to the proposed rule will last 60 days from its publication in the Federal Register, which was on May 21, 2024. President Biden issued an additional proclamation on December 22, 2023 further expanding the list of pardoned offenses under federal law related to marijuana possession.

Multiple legislative reforms related to cannabis and cannabis-related banking have been proposed by the federal government in the United States. Examples include the States Reform Act; the Cannabis Administration and Opportunity Act; the Marijuana Opportunity, Reinvestment and Expungement Act; the Secure and Fair Enforcement Regulation (SAFER) Banking Act; the Capital Lending and Investment for Marijuana Businesses (CLIMB) Act; H.R. 9702 to amend the Internal Revenue Code of 1986 to allow deductions and credits relating to expenditures in connection with marijuana sales conducted in compliance with state law. On September 27, 2023, the Senate Finance Committee passed the SAFER Banking Act, which would protect financial institutions and other parties accepting money derived from the state-legal cannabis industry by “creat[ing] protections for financial institutions that provide financial services to state-legal cannabis companies and service providers for such businesses,” and also explicitly protects insurers. The provisions of the SAFER Banking Act are expected to advance for a vote in the Senate this Congress and, if passed in both the Senate and the House, would impact the legal status of financial transactions involving cannabis or state-legal cannabis companies in the following years.

There can be no assurance administrative review of cannabis will result in rescheduling of cannabis under the CSA, or that any of the above pieces of legislation will ultimately be passed into law in the United States in the 118th Congress.

We believe that the creation of Canopy USA, which houses certain contingent ownership rights to certain U.S.-based companies who participate in the U.S. cannabis market, does not violate the federal laws of the United States related to cannabis. Our investment in Canopy USA has been structured such that we hold Non-Voting Shares and Canopy Growth is not involved in any cannabis-related activities in the United States. Instead, Canopy USA is our plan for establishing business operations in the United States in the future; in the event cannabis becomes federally permissible, we may decide to exchange our Non-Voting Share into Canopy USA Class B Shares.

On December 20, 2018, the 2018 Farm Bill was signed into law in the United States. The 2018 Farm Bill, among other things, defines industrial hemp, removes industrial hemp and its cannabinoids, including CBD derived from industrial hemp but excluding THC, from the CSA and allows for industrial hemp production and sale in the United States. The passage of the 2018 Farm Bill has allowed us to advance our hemp interests in the United States. The FDA has retained authority over the addition of hemp-derived CBD and THC to products that fall within the Food, Drug and Cosmetic Act (the “FDCA”). So far, the FDA has stated that (a), to date, it has approved only one cannabis-derived drug product (a prescription drug to treat two forms of epilepsy and seizures associated with tuberous sclerosis) and three cannabis-related drugs products (synthetically derived products), (b) it has seen only limited data about CBD safety and the data it has seen points to risks that need to be considered before taking CBD for any reason, (c) some CBD products are being marketed with unproven medical claims and are of unknown quality and (d) it is currently illegal to market CBD by adding it to a food or labeling it as a dietary supplement and existing regulatory pathways for foods and dietary supplements are not appropriate for CBD. Since the passage of the 2018 Farm Bill, the FDA has periodically issued warning letters to CBD companies, which have been sent for the most part to companies making unfounded medical claims related to major diseases regarding their products.

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

In 2023, the FDA announced that it would not create a regulated pathway for CBD through traditional food or dietary supplement frameworks, and further legislation will be required. Following that announcement, two U.S. Representatives have introduced the Hemp and Hemp-Derived CBD Consumer Protection and Market Stabilization Act of 2023 and the CBD Product Safety and Standardization Act of 2023 to regulate such products. Neither piece of legislation has received a hearing in Congress, and while a stated priority for key members of Congress, there can be no assurance that any legislation regulating CBD will move or become law this Congress.

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

There is a risk that our interpretation of laws, regulations and guidelines, including, but not limited to, the CSA, the associated regulations, various state regulations and applicable stock exchange rules and regulations may differ from those of others, including those of such government authorities, securities regulators and stock exchanges. In addition, we have and will endeavor to cause the entities that we invest in to only conduct business in a state-law compliant manner by including appropriate representations, warranties and covenants in our agreements with such entities. Any violation of these terms would result in a breach of the applicable agreement between such entity and us and, accordingly, may have a material adverse effect on our business, operations and financial condition. In particular, we may be required to divest our interest in an entity or risk significant fines, penalties, administrative sanctions, convictions, settlements or delisting from the TSX and/or Nasdaq and there is no assurance that any divestiture will be completed on terms favorable to us, or at all. Please refer to “Risk Factors” under Item 1A of this Form 10-K for further discussion.

Competition

Health Canada issues licenses to cultivate, process and/or sell cannabis under the Cannabis Act. According to the Health Canada website, as of May 30, 2024, 1,006 licenses to cultivate, distribute or sell cannabis have been issued. When considering the competitive landscape for cannabis production, cultivation and sale, each license issued by Health Canada is connected to a specific entity and a specific property, so to commence a new production site, an entity must apply for a new license. Due to the number of licensees in Canada and the limited distribution channels for cannabis products, in the adult-use market, we compete on the basis of quality, price, brand recognition, consistency and variety of cannabis products. We take a similar approach in our strategy towards medical cannabis sales with a distinct focus on physician familiarity to instill confidence in the effectiveness of our medical product portfolio for their patients.

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

In addition, there are unlicensed growers and retailers of cannabis that, while operating illegally, still act as significant competitors by either diverting customers away due to product choice, perceived quality of product, convenience of access or price point.

Internationally, the capacity of cannabis companies to operate is limited to those countries which have legalized aspects of the production, distribution, sale and use of cannabis. To date, only a limited number of international jurisdictions currently allow the sale of medical cannabis to patients and even fewer have permitted adult use of cannabis.

Storz & Bickel is subject to its own unique competitive considerations but follows more traditional CPG market challenges than those observed within our primary cannabis activities and product portfolio.

Reportable Segments

Prior to the three months ended September 30, 2022, the Company had the following two reportable segments: (i) global cannabis; and (ii) other consumer products. Following the completion of certain restructuring actions which were initiated in the three months ended March 31, 2022, and which were aligned with the Company’s strategic review of its business, the Company has changed the structure of its internal management financial reporting. Accordingly, since the three months ended September 30, 2022, the Company began reporting its financial results for the following four reportable segments:

•
Canada cannabis - includes the production, distribution and sale of a diverse range of cannabis, hemp and cannabis-related products in Canada pursuant to the Cannabis Act;
•
International markets cannabis - includes the production, distribution and sale of a diverse range of cannabis and hemp products internationally pursuant to applicable international legislation, regulations and permits. Priority markets include medical cannabis in Australia and Europe where the Company offers branded high-quality flower, oil and extract products under our recognized Spectrum Therapeutics and Canopy Medical brands, as well as our Storz & Bickel line of medically approved vaporizers in Australia;
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

These segments reflect how the Company’s operations are managed, how the Company’s Chief Executive Officer, who is the Chief Operating Decision Maker (“CODM”), allocates resources and evaluates performance, and how the Company’s internal management financial reporting is structured. The Company’s CODM evaluates the performance of these segments, with a focus on (i) segment net revenue, and (ii) segment gross margin as the measure of segment profit or loss. Accordingly, information regarding segment net revenue and segment gross margin for the comparative periods has been restated to reflect the aforementioned change in reportable segments. The remainder of the Company’s operations include revenue derived from, and cost of sales associated with, the Company’s non-cannabis extraction activities and other ancillary activities; these are included within "other".

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

We also believe that everyone with a legal right to receive medical cannabis should have access to it, regardless of their income. We provide an income-tested compassionate pricing program, whereby eligible low-income patients can obtain a 20% discount on regular prices. Spectrum Therapeutics was the first in our industry to provide a compassionate pricing program, and today, we have several other programs to improve access to medical cannabis for authorized patients. As of March 31, 2024, there were 9,140 Spectrum Therapeutics patients accessing the compassionate pricing program. We also offer support for our Veterans of the Canadian Armed Forces, including a team of customer care agents dedicated to assisting veterans with registration, ordering, pre-approval and direct billing to Veterans Affairs Canada (“VAC”) to ensure uninterrupted access to medical cannabis, full coverage for vaporizer devices and topped-up coverage for any Spectrum Therapeutics medical cannabis product that VAC covers, which means that veterans do not have to pay out of pocket for any Spectrum Therapeutics product.

Canadian Adult-Use Market

We have aligned our infrastructure to match market growth projections and we are focused on leveraging our capabilities and scale in order to optimize our operating footprint and achieve profitability and growth. Our strategy in Canada includes:

•
Continuing the launch of our portfolio of innovative, consumer-centric, premium-focused adult-use cannabis products, specifically: inhalable cannabis (whole and pre-rolled flower, vape and concentrates), ingestible cannabis (e.g. edible formats like Wana gummies as well as Tweed® and Deep Space beverages) and cannabis extracts (predominantly oils and softgels) across Canada.
•
Strengthening our connection with consumers by offering brands and products that delight and drive consumer loyalty. Our goal is to educate consumers and normalize the use of cannabis on a variety of occasions, build brand awareness and recognition and establish direct connections with our consumers.

The sale of adult-use cannabis is conducted in accordance with applicable provincial and territorial legislation and through applicable local agencies and distributors. We continue to monitor the developing legislation to identify opportunities for our brands.

International Markets Cannabis

European Medical Cannabis Market

Our primary strategy in the European medical cannabis market is to increase access to our medical cannabis products for patients in countries where it is legally permissible to do so, and to position ourselves as a trusted market leader.

In addition to Canada, Spectrum Therapeutics produces and distributes a diverse portfolio of medical cannabis products to healthcare practitioners and medical patients in several other countries where it is legally permissible to do so. Through our Spectrum Therapeutics and Canopy Medical brands, our strategy supports sales through our medical channels in Europe.

Australian Medical Cannabis Market

We continue to develop the Australian market by focusing on an asset-light model which emphasizes contractual relationships with third-parties for raw materials. Canopy Growth also provides raw material supply from our facility in Kincardine, Ontario, Canada. Medical cannabis patients in Australia can access our global Spectrum Therapeutics brand, as well as our Storz & Bickel line of medically approved vaporizers. Our strategy encompasses continuing the medical sales that began in Australia in May 2019 and supporting Australian patients through imports that are compliant with local regulations including an assortment of cannabis products, including oils, soft gels and flower.

Storz & Bickel

Storz & Bickel is widely recognized as the global leader in vaporizer design and manufacturing. From the brand’s home base in Tuttlingen, Germany, Storz & Bickel sets the standard for vaporizer excellence across a range of premium devices including the iconic tabletop Volcano vaporizer as well as a range of portable devices offering the same high-quality experience delivered by the Mighty, Mighty+, Crafty+, and Venty.

As a further testament to the brand’s relentless focus on quality and consistency, the Storz & Bickel Volcano Medic 2, Mighty Medic, and Mighty+ Medic are all certified as medical cannabis vaporizers, and all the brand’s devices for medical as well as home use are produced with the same rigorous quality control processes at the Company’s ISO 13485 certified factory.

Storz & Bickel continues to define the present and future of leading vaporizer technology with a relentless focus on quality and innovation.

U.S. Adult-Use Market

Our Martha Stewart branded line of hemp-derived CBD isolate products, including gummies, oils, softgels and topicals launched in September 2020 in certain U.S. states where not prohibited by state law. Developed as a result of our investments in technology and testing, these CBD products were created by extracting and isolating derivatives from the hemp plant to produce consistent CBD formulations that are packaged in easy-to-use formats. Our Martha Stewart products are manufactured in the United States and contain 99% pure CBD isolate and less than 0.3% THC. We have always sold our products only in U.S. states where we believe such sales are permissible under state law in order to ensure compliance with state consumer protection mandates and following the most stringent state laws regarding the sale of CBD. We no longer intend to sell CBD-derived products in the United States effective as of Q2 fiscal 2025.

Canopy USA

Canopy Growth’s U.S. cannabis ecosystem, which was transferred to Canopy USA, a special purpose vehicle, has an established presence across large-scale and rapidly developing adult-use markets. Collectively, this footprint currently spans 23 states: Arizona, Arkansas, California, Colorado, Connecticut, Florida, Illinois, Maine, Maryland, Massachusetts, Michigan, Missouri, Mississippi, Nevada, New Hampshire, New Jersey, New Mexico, New York, Pennsylvania, Ohio, Oklahoma, Oregon and Vermont, as well as Puerto Rico. Canopy Growth holds non-voting and non-participating shares (the “Non-Voting Shares”) of Canopy USA, the Trust (as defined below) holds an aggregate 28,571,429 Class A shares (the “Canopy USA Common Shares”) of Canopy USA and warrants to acquire up to 42,857,142 Voting Shares (as defined below) expiring on April 26, 2031, representing 8.8% of the outstanding shares of Canopy USA and shareholders of Wana collectively hold 60,955,929 Canopy USA Common Shares, representing 18.9% of the outstanding shares of Canopy USA. On a pro-forma basis, Canopy Growth currently owns approximately 72.3% of the outstanding shares of Canopy USA.

Canopy USA currently holds the following interests in the U.S. cannabis sector, among others:

•
Acreage – Canopy Growth currently retains the Acreage Option to acquire all of the issued and outstanding Class E subordinate voting shares (the “Fixed Shares”) of Acreage, which represents approximately 70% of the total shares of Acreage, at a fixed share exchange ratio of 0.03048 of a Canopy Share per Fixed Share. Concurrently with the closing of the acquisition of the Fixed Shares pursuant to the exercise of the Acreage Option, subject to the satisfaction of the closing conditions set forth in an arrangement agreement dated April 18, 2019, as amended on May 15, 2019, September 23, 2020 and November 17, 2020 between Canopy Growth and Acreage (the “Amended Acreage Arrangement”), the Fixed Shares will be issued to and controlled by Canopy USA. Canopy USA has also entered into an arrangement agreement with Canopy Growth and Acreage, as amended (the “Floating Share Arrangement Agreement”), whereby Canopy USA will, subject to the satisfaction of the closing conditions set forth in the Floating Share Arrangement Agreement, including the conditions set forth in the Amended Acreage Arrangement, acquire all of the issued and outstanding Class D subordinate voting shares (the “Floating Shares”) of Acreage, which represents the remaining approximately 30% of the total shares of Acreage, at an exchange ratio of 0.045 of a Canopy Share per Floating Share. A leading vertically integrated multi-state cannabis operator, Acreage has its main operations in densely populated states across the Northeast of the United States, including New Jersey and New York. Through its well-known national retail brand, The Botanist, Acreage engages U.S. cannabis consumers and delivers a range of products. Acreage’s portfolio also includes high-impact, quality brands like Superflux, as well as the Prime medical brand in Pennsylvania, and the Innocent brand in Illinois, among others.
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

On May 6, 2024, Canopy USA exercised the Wana Options and the Jetty Options. The closing of the acquisition of each of Wana and Jetty is subject to certain customary closing conditions, including receipt of regulatory approvals. Following the initial closing, Canopy USA will own 100% of the outstanding equity interests in Wana and approximately 76.8% of the outstanding shares of Jetty.

In addition, Canopy USA controls a conditional ownership position of approximately 18.1% in TerrAscend Corp. (CSE: TER, OTCQX: TRSSF) (“TerrAscend”), a prominent North American cannabis operator with vertically integrated operations and a presence in Pennsylvania, New Jersey, Michigan and California, as well as licensed cultivation and processing operations in Maryland, with additional common share purchase warrants that provide Canopy USA the ability to control approximately 23.1% of TerrAscend. Canopy USA’s direct and indirect interests in TerrAscend included: (i) 38,890,570 exchangeable shares in the capital of TerrAscend (the “TerrAscend Exchangeable Shares”), an option to purchase 1,072,450 TerrAscend common shares (the “TerrAscend Common Shares”) for an aggregate purchase price of $1.00 (the “TerrAscend Option”) and 22,474,130 TerrAscend Common Share purchase warrants previously held by Canopy Growth (the “TerrAscend Warrants”); and (ii) the debentures and loan agreement between Canopy Growth and certain TerrAscend subsidiaries.

On December 9, 2022, Canopy USA and certain limited partnerships that are controlled by Canopy USA entered into a debt settlement agreement with TerrAscend, TerrAscend Canada Inc. and Arise BioScience, Inc., whereby $125,467 in aggregate loans, including accrued interest thereon, payable by certain subsidiaries of TerrAscend were extinguished and 22,474,130 TerrAscend Warrants, being all of the previously issued TerrAscend Warrants controlled by Canopy USA (the “Prior Warrants”) were cancelled in exchange for: (i) 24,601,467 TerrAscend Exchangeable Shares at a notional price of $5.10 per TerrAscend Exchangeable Share; and (ii) 22,474,130 new TerrAscend Warrants (the "New Warrants" and, together with the TerrAscend Exchangeable Shares, the "New TerrAscend Securities") with a weighted average exercise price of $6.07 per TerrAscend Common Share and expiring on December 31, 2032 (the “TerrAscend Arrangement”). Following the issuance of the New TerrAscend Securities, Canopy USA beneficially owns: (i) 63,492,037 TerrAscend Exchangeable Shares; (ii) 22,474,130 New Warrants; and (iii) the TerrAscend Option. The TerrAscend Exchangeable Shares can be converted into TerrAscend Common Shares at Canopy USA's option, subject to the terms of the A&R Protection Agreement (as defined below).

Amendments to Canopy USA Structure

Following the creation of Canopy USA, the Nasdaq communicated its position to the Company stating that companies that consolidate “the assets and revenues generated from activities in violation under federal law cannot continue to list on Nasdaq”. Since the Company is committed to remaining in compliance with the listing requirements of the Nasdaq, the Company and Canopy USA effectuated certain changes to the initial structure of the Company’s interest in Canopy USA that were intended to facilitate the deconsolidation of the financial results of Canopy USA within the Company’s financial statements. These changes included, among other things, modifying the terms of the Protection Agreement (as defined below) between the Company, its wholly-owned subsidiary and Canopy USA as well as the terms of Canopy USA’s limited liability company agreement and amending the terms of certain agreements with third-party investors in Canopy USA to eliminate any rights to guaranteed returns (collectively, the “Reorganization Amendments”).

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

In connection with the Reorganization Amendments, on May 19, 2023, Canopy USA and Huneeus 2017 Irrevocable Trust (the “Trust”) entered into a share purchase agreement (the “Trust SPA”), which sets out the terms of the Trust’s investment in Canopy USA in the aggregate amount of up to US$20 million (the "Trust Transaction"). Agustin Huneeus, Jr. is the trustee of the Trust and is an affiliate of a shareholder of Jetty. Pursuant to the terms of the Trust SPA, the Trust will, subject to certain terms and conditions contained in the Trust SPA be issued Canopy USA Common Shares in two tranches with an aggregate value of up to US$10 million along with warrants of Canopy USA to acquire additional Voting Shares. In addition, subject to the terms of the Trust SPA, the Trust has also been granted options to acquire additional Voting Shares (as defined in the Second A&R LLC Agreement) with a value of up to an additional US$10 million and one such additional option includes the issuance of additional warrants of Canopy USA. On April 26, 2024, Canopy USA completed the first tranche closing of the Trust Transaction in accordance with the Trust SPA, whereby the Trust acquired an aggregate 28,571,429 Canopy USA Common Shares at US$0.175 per Canopy USA Common Share and warrants to acquire up to 42,857,142 Voting Shares expiring on April 26, 2031.

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

On November 3, 2023, the Company received a letter from the staff of the SEC (the “Staff”) in which the Staff indicated that, despite the Reorganization Amendments, it would object to the deconsolidation of the financial results of Canopy USA from the Company's financial statements in accordance with U.S. GAAP once Canopy USA acquires Wana, Jetty or the Fixed Shares of Acreage. The Company subsequently had discussions with the Office of Chief Accountant of the SEC (the “OCA”) and determined to make certain additional amendments to the structure of Canopy USA (the “Additional Reorganization Amendments”) to facilitate the deconsolidation of Canopy USA from the financial results of Canopy Growth in accordance with U.S. GAAP upon Canopy USA’s acquisition of Wana, Jetty or Acreage. In that regard, the Company filed a revised preliminary proxy statement with the SEC on each of January 25, 2024 and February 5, 2024 in connection with the Amendment Proposal (as defined below) that discloses these Additional Reorganization Amendments. In connection with the Additional Reorganization Amendments, Canopy USA and its members entered into a second amended and restated limited liability company agreement (the “Second A&R LLC Agreement”). In accordance with the Second A&R LLC Agreement, the terms of the Non-Voting Shares have been amended such that the Non-Voting Shares are only convertible into Canopy USA Class B Shares following the date that the NASDAQ Stock Market or The New York Stock Exchange permit the listing of companies that consolidate the financial statements of companies that cultivate, distribute or possess marijuana (as defined in 21 U.S.C 802) in the United States (the “Stock Exchange Permissibility Date”). Based on the Company’s discussions with the OCA, upon effectuating the Additional Reorganization Amendments, the Company believes that the Staff would not object to the deconsolidation of the financial results of Canopy USA from the Company’s financial statements in accordance with U.S. GAAP once Canopy USA acquires Wana, Jetty or the Fixed Shares of Acreage.

Ownership of U.S. Cannabis Investments

Following the implementation of the Reorganization, the shares and interests in Acreage, Wana, Jetty and TerrAscend are held, directly or indirectly, by Canopy USA, and Canopy Growth no longer holds a direct interest in any shares or interests in such entities, other than the Acreage Option. Canopy Growth holds Non-Voting Shares in the capital of Canopy USA. The Non-Voting Shares do not carry voting rights, rights to receive dividends or other rights upon dissolution of Canopy USA. Following the Reorganization Amendments, the Non-Voting Shares are convertible into Class B shares of Canopy USA (the “Canopy USA Class B Shares”), provided that such conversion shall only be permitted following the Stock Exchange Permissibility Date. The Company also has the right (regardless of the fact that its Non-Voting Shares are non-voting and non-participating) to appoint one member to the Canopy USA board of managers (the "Canopy USA Board").

On October 24, 2022, Canopy USA and the Company also entered into an agreement with, among others, Nancy Whiteman, the controlling shareholder of Wana, which was amended and restated on May 19, 2023 and on April 30, 2024, whereby subsidiaries of Canopy USA agreed to pay additional consideration in order to acquire the Wana Options and the future payments owed in connection with the exercise of the Wana Options (as described in Note 13) were reduced to US$3.00 in exchange for the issuance of Canopy USA Common Shares and Canopy Growth common shares (the “Wana Amending Agreement”). In accordance with the terms of the Wana Amending Agreement, on April 30, 2024, (i) Canopy USA issued 60,955,929 Canopy USA Common Shares and (ii) Canopy Growth issued 1,086,279 Canopy Growth common shares to the shareholders of Wana. The Canopy USA Common Shares issued to Ms. Whiteman, or entities controlled by Ms. Whiteman, are subject to a repurchase right exercisable at any time after April 30, 2027, being the 36 month anniversary of the closing of the transaction contemplated by the Wana Amending Agreement (the “Wana Repurchase Right”) to repurchase all Canopy USA Common Shares that have been issued at a price per Canopy USA Common Share equal to the fair market value as determined by an appraiser. As part of this agreement, Canopy USA has granted Ms. Whiteman the right to appoint one member to the Canopy USA Board and a put right on the same terms and conditions as the Wana Repurchase Right.

Canopy Growth and Canopy USA have also entered into a protection agreement (the “Protection Agreement”) to provide for certain covenants in order to preserve the value of the Non-Voting Shares held by Canopy Growth until such time as the Non-Voting Shares are converted in accordance with their terms, provided that such conversion shall only be permitted following the Stock Exchange Permissibility Date, but does not provide Canopy Growth with the ability to direct the business, operations or activities of Canopy USA. The Protection Agreement was amended and restated in connection with: (a) the Reorganization Amendments (the “First A&R Protection Agreement”); and (b) the Additional Reorganization Amendments (the “Second A&R Protection Agreement” and together with the First A&R Protection Agreement, the “A&R Protection Agreement”).

Upon closing of Canopy USA’s acquisition of Acreage, Canopy Growth will receive additional Non-Voting Shares from Canopy USA in consideration for the issuance of common shares of the Company that shareholders of Acreage will receive in accordance with the terms of the Existing Acreage Arrangement Agreement (as defined below) and the Floating Share Arrangement Agreement.

Until such time as Canopy Growth converts the Non-Voting Shares into Canopy USA Class B Shares following the Stock Exchange Permissibility Date, Canopy Growth will have no economic or voting interest in Canopy USA, Wana, Jetty, TerrAscend, or Acreage. Canopy USA, Wana, Jetty, TerrAscend, and Acreage will continue to operate independently of Canopy Growth.

Acreage Agreements

On October 24, 2022, Canopy Growth entered into an arrangement agreement with Canopy USA and Acreage, as amended (the “Floating Share Arrangement Agreement”), pursuant to which, subject to approval of the holders of the Floating Shares and the terms and conditions of the Floating Share Arrangement Agreement, Canopy USA will acquire all of the issued and outstanding Floating Shares by way of a court-approved plan on arrangement under the Business Corporations Act (British Columbia) (the “Floating Share Arrangement”) in exchange for 0.045 of a Company common share for each Floating Share held. In connection with the Floating Share Arrangement Agreement, Canopy Growth has irrevocably waived its right to acquire all of the issued and outstanding Floating Shares existing under the Existing Acreage Arrangement Agreement.

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

In addition to shareholder and court approvals, the Floating Share Arrangement is subject to applicable regulatory approvals including, but not limited to, TSX approval and the satisfaction of certain other closing conditions, including the conditions set forth in the Amended Acreage Arrangement. The Floating Share Arrangement received the requisite approval from the holders of Floating Shares at the special meeting of Acreage shareholders held on March 15, 2023 and on March 20, 2023 Acreage obtained a final order from the Supreme Court of British Columbia approving the Floating Share Arrangement. The Floating Share Arrangement Agreement has been amended several times to extend the Exercise Outside Date (as defined in the Floating Share Arrangement Agreement), which was initially March 31, 2023. The most recent amendment to the Floating Share Arrangement Agreement extended the Exercise Outside Date to June 17, 2024. In addition, the most recent amendment to the Floating Share Arrangement Agreement also extended the date in which the Canopy Call Option (as defined in the Floating Share Arrangement Agreement) is required to be exercised by to not later than June 17, 2024, such date being 41 business days following the CBI Exchange (as defined below).

Canopy Growth’s existing option to acquire the Fixed Shares on the basis of 0.03048 of a Company common share per Fixed Share will be exercised in accordance with the terms of the arrangement agreement dated April 18, 2019, as amended on May 15, 2019, September 23, 2020 and November 17, 2020 (the “Existing Acreage Arrangement Agreement”). Concurrently with the closing of the acquisition of the Fixed Shares pursuant to the exercise of the Acreage Option, the Fixed Shares will be issued to Canopy USA. Accordingly, Canopy Growth will not hold any Fixed Shares or Floating Shares. Completion of the acquisition of the Fixed Shares following exercise of the Acreage Option is subject to the satisfaction of certain conditions set forth in the Existing Acreage Arrangement Agreement. The acquisition of the Floating Shares pursuant to the Floating Share Arrangement is anticipated to occur immediately prior to the acquisition of the Fixed Shares pursuant to the Existing Acreage Arrangement Agreement such that 100% of the issued and outstanding shares of Acreage will be owned by Canopy USA on closing of the acquisition of both the Fixed Shares and the Floating Shares.

On November 15, 2022, a wholly-owned subsidiary of Canopy Growth (the “Acreage Debt Optionholder”) and Acreage’s existing lenders (the “Lenders”) entered into an option agreement (the “Acreage Debt Option Agreement”), which superseded the letter agreement dated October 24, 2022 between the parties, pursuant to which the Acreage Debt Optionholder was granted the right to purchase the outstanding principal, including all accrued and unpaid interest thereon, of Acreage’s debt, being an amount up to US$150.0 million (the “Acreage Debt”) from the Lenders in exchange for an option premium payment of $38.0 million (US$28.5 million) (the “Option Premium”), which was deposited into an escrow account on November 17, 2022. The Acreage Debt Optionholder has the right to exercise the option at its discretion, and if the option is exercised, the Option Premium will be used to reduce the purchase price to be paid for the outstanding Acreage Debt. In the event that Acreage repays the Acreage Debt on or prior to maturity, the Option Premium will be returned to the Acreage Debt Optionholder. In the event that Acreage defaults on the Acreage Debt and the Acreage Debt Optionholder does not exercise its option to acquire the Acreage Debt, the Option Premium will be released to the Lenders. The Lenders provided notice to the Company pursuant to the Acreage Debt Option Agreement of a default on the Acreage Debt. The Company is continuing to evaluate the notice and the applicable provisions of the Acreage Debt Option Agreement.

CBI Exchange and Note Exchange

On April 18, 2024, Greenstar Canada Investment Limited Partnership (“Greenstar”)and CBG Holdings LLC (“CBG”), indirect, wholly-owned subsidiaries of Constellation Brands, Inc. (“CBI”, and together with its affiliates, the “CBI Group”), exchanged all 17,149,925 common shares in the capital of the Company they collectively held for 17,149,925 Exchangeable Shares for no consideration (the “CBI Exchange”). As a result of the CBI Exchange, the CBI Group no longer holds any Canopy Growth common shares. On April 18, 2024, the Company also entered into an exchange agreement with Greenstar, pursuant to which Greenstar converted approximately $81.2 million of the principal amount of the CBI Note (as defined below) into 9,111,549 Exchangeable Shares (the “Note Exchange), calculated based on a price per Exchangeable Share equal to $8.91. All accrued but unpaid interest on the CBI Note together with the remaining principal amount of the CBI Note was cancelled and forgiven for no additional consideration by Greenstar. Following the closing of the Note Exchange, the CBI Note was cancelled.

In connection with the Reorganization, on October 24, 2022, Canopy Growth entered into a consent agreement with CBG and Greenstar (the “Third Consent Agreement”), and pursuant to the terms thereof, following the CBI Exchange, other than Third Consent Agreement, and the termination rights contained therein, all agreements between Canopy Growth and CBI, including the Second Amended and Restated Investor Rights Agreement dated as of April 18, 2019, by and among certain wholly-owned subsidiaries of CBI and Canopy Growth, were terminated. Pursuant to the terms of the Third Consent Agreement, all nominees of CBI that were sitting on the board of directors of Canopy Growth immediately prior to the CBI Exchange resigned as directors of Canopy Growth.

As of May 28, 2024, the CBI Group holds, in the aggregate, 26,261,474 Exchangeable Shares. The Exchangeable Shares held by the CBI Group represent approximately 25.6% of the issued and outstanding Canopy Shares on a non-diluted basis (assuming conversion of the Exchangeable Shares and assuming no other changes to the issued and outstanding Canopy Shares or Exchangeable Shares), calculated in accordance with applicable securities laws. Subsequent to the CBI Exchange, Canopy USA is permitted to (i) exercise its rights to acquire the Fixed and Floating Shares of Acreage from the Company and (ii) effective May 6, 2024 Canopy USA exercised its rights under the Wana Options or Jetty Options.

Human Capital Resources

As of March 31, 2024, Canopy Growth had 1,029 total employees, including 790 employees in Canada, as compared to 1,034 total employees as of March 31, 2023 including 794 employees in Canada. As of March 31, 2024, the Company had 239 employees outside of Canada (principally supporting our international medical cannabis business and Storz & Bickel businesses). With Canopy Growth’s continued business focus on an asset-light model, our employee concentration have also been adjusted to primarily focus on production, distribution, sales enablement and commercial execution.

Our human resources department strives to make Canopy Growth a first-choice employer within the cannabis industry. In fiscal 2024, we focused on the following priorities: (1) offering a market competitive employee value proposition inclusive of unique rewards that align to our strategy; (2) creating talent density with a focus on employee development and; (3) fostering employee enthusiasm and commitment towards their role and Canopy’s vision of unleashing the power of cannabis to improve lives. The ways in which we are driving these three key priorities are highlighted below.

Our employee value proposition includes rewarding employees competitively, treating our employees fairly, and providing the flexibility needed to cultivate greatness. In fiscal 2024, we continued to execute against our Total Rewards road map of programs designed to attract, motivate, recognize, reward, and retain the talent we need to realize our vision and deliver on our growth expectations, while holistically supporting total employee well-being. We greatly advanced our technical capabilities, making rewards easily accessible to our employees and making data readily available to our leaders

Our talent management strategy included formal succession planning resulting in the development of our internal workforce through skill development classes, leadership education, and talent rotations. We also implemented 360 assessments and leadership coaching for all senior leaders. This has allowed us to access our bench strength and continually adjust our workforce strategy to ensure we are filing talent gaps with high performing and diverse external talent, while also preparing for future challenge that may arise.

Our culture is our key differentiator and what we believe makes us a first-choice employer in the cannabis industry. We also believe that employee engagement is critical to our success and therefore we gather employee feedback on a regular basis through surveys. This allows us to access our employees understanding of business progress, the sentiment around our culture, and to identify areas for improvement. The results of these surveys are incorporated in the development of the human capital priorities as well as the overall company priorities.

We remain committed to our diversity, equity & inclusion (“DEI”) efforts by embedding equity into every part of the organization and creating an inclusive organizational environment. To accomplish this, we continue to build upon the extensive audit of DEI practices, policies and processes that was completed in fiscal year 2022. This includes fostering active participation in our employee resource groups, which help people from historically marginalized groups to build community internally, and we provide learning and development opportunities to support people leaders’ ability to mitigate biases, as well as having established initiatives to support people with disabilities.

We have learned the importance of providing flexibility and wellbeing resources to our employees. We consistently provide access to wellness webinars, assistance programs, and a variety of supplementary resources. In addition, we continue to support remote work and our focus is on fostering a culture of accountability and connection which is at the core of our engagement with employees. Furthermore, all of our employees complete annual training on applicable corporate policies including our Code of Business Conduct and Ethics, Whistleblower Protection Policy, Insider Trading Policy and Anti-Bribery and Anti-Corruption Policy.

Website Access to Reports

We maintain a website at www.canopygrowth.com. We are providing the address to our website solely for the information of investors. The information contained on our website is not a part of, nor is it incorporated by reference into this Form 10-K. Through our website, we make available, free of charge, our annual proxy statement, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish them to the SEC. The SEC maintains a website that contains these reports at www.sec.gov.

Item 1A. Risk Factors.

An investment in us involves a number of risks. In addition to the other information contained in this Form 10-K and in other filings we make, investors should give careful consideration to the following risk factors. Any of the matters highlighted in these risk factors could adversely affect our business, results of operations, financial condition and growth prospects, causing an investor to lose all, or part of, their investment. The risks and uncertainties described below are those we currently believe to be material, but they are not the only ones we face. If any of the following risks, or any other risks and uncertainties that we have not yet identified or that we currently consider not to be material, actually occur or become material risks, our business, prospects, financial condition, results of operations and cash flows and consequently the price of our securities could be materially and adversely affected.

Risks Relating to Our Growth Strategy

We may not be able to achieve or maintain profitability and may continue to incur losses in the future.

We have incurred significant losses in recent periods and have negative operating cash flow for each of our fiscal years since 2019, including the fiscal year ended March 31, 2024. We may not be able to achieve or maintain profitability and may continue to incur significant losses in the future. In addition, we expect to continue to invest in our business and incur operating expenses as we implement initiatives to continue to improve our business. If our revenues do not increase to offset these expenses, we will not be profitable. If our revenue declines or fails to grow at a rate faster than our expenses, and we are unable to secure funding under terms that are favorable or acceptable to us, or at all, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We may not achieve profitability in the future and, even if we do become profitable, we might not be able to sustain that profitability. There is no assurance that future revenues will be sufficient to generate the funds required to continue operations without external funding.

We have a limited operating history and therefore we are subject to many of the risks common to early-stage enterprises.

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

In the past, we have identified conditions and events that raised substantial doubt about our ability to continue as a going concern and it is possible that we may identify conditions and events in the future that raise substantial doubt about our ability to continue as a going concern.

We have previously identified conditions and events that raised substantial doubt about our ability to continue as a going concern. With the completion of: (i) a US$35 million private placement unit offering in January 2024; (ii) the receipt of $25 million of proceeds in March 2024 from the BioSteel Canada asset sale; (iii) the exchange of the $100 million promissory note held by a subsidiary of CBI into Exchangeable Shares of Canopy Growth; (iv) the receipt of gross proceeds of approximately US$50 million and the exchange of approximately $27.5 million of existing debt maturing in September 2025 in exchange for a new senior unsecured convertible debenture of the Company, maturing May 2029 and the issuance of warrants of the Company, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements more than one year from the date of this Annual Report. Consequently, the substantial doubt as to the Company's ability to continue as a going concern has been alleviated. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In the future, if we are unable to obtain sufficient funding to support our operations, our financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. In the future, reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

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

At March 31, 2024, the Company performed its annual goodwill impairment analysis using the quantitative assessment. An impairment of $42.1 million was recognized as the estimated fair value of the Storz & Bickel reporting unit was less than its carrying value. The carrying value at March 31, 2024, of the goodwill associated with the Storz & Bickel reporting unit was $43.2 million.

For a discussion of write downs of intangible assets and goodwill, see Note 15, “Intangible Assets” and Note 16, “Goodwill” to the consolidated financial statements in Item 8 of this Form 10-K

As a result of self-reporting the BioSteel Review, the Company is the subject of an investigation in connection with the BioSteel Review, and it cannot predict the timing of developments, and any adverse outcome of these continuing matters could have a material adverse effect on the Company.

The Company is the subject of an investigation which relate to the Company’s accounting policies and related matters. The Company cannot predict when the investigation and inquiry will be completed or the further timing of any other developments in connection with the review and inquiry. The Company also cannot predict their results or outcomes.

While the Company is fully cooperating with the investigation with respect to these inquiries, it cannot predict when such matters will be completed, the further timing of any other developments in connection with these matters, or the outcome and potential impact. Such matters may be closed without any action taken against the Company, or conversely may ultimately have a material adverse effect on the Company, the trading price of the Canopy Shares, and our ability to raise additional capital, among other consequences. If a civil enforcement proceeding is initiated against the Company for alleged violations of securities laws or regulations, the Company may face a variety of civil sanctions and penalties, including, but not limited to, financial penalties and awards, injunctive relief and compliance conditions, which may have a material adverse effect on the financial condition or results of operations of the Company. As with any regulatory investigation, the expense of cooperating and responding and the distraction to management may have a material adverse effect on the Company even if the investigation is ultimately closed or resolved in a manner favorable to the Company.

There can be no assurance that our current and future acquisitions, investments or expansions of scope of existing relationships will have a beneficial impact on our business, financial condition and results of operations.

We have entered into, and may in the future enter into additional acquisitions or investments with third parties that we believe will complement or augment our existing business. Our ability to complete acquisitions or investments is dependent upon, and may be limited by, the availability of suitable candidates and capital. In addition, acquisitions or investments could present unforeseen integration or operational obstacles or costs, may not enhance our business, and/or may involve risks that could adversely affect us, including by diverting significant amounts of management time from operations in order to pursue and complete such transactions or maintain such relationships. Future acquisitions or investments could result in the incurrence of additional debt, costs and contingent liabilities, and there can be no assurance that future acquisitions or investments will achieve, the expected benefits to our business or that we will be able to consummate future acquisitions or investments on satisfactory terms, or at all. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The success of our acquisitions depends upon our ability to integrate any businesses that we acquire. The integration of acquired business operations could disrupt our business by causing unforeseen operating difficulties, diverting management’s attention from day-to-day operations and requiring significant financial resources that would otherwise be used for the ongoing development of our business. The difficulties of integrations could be increased by the necessity of coordinating geographically dispersed organizations, coordinating personnel with disparate business backgrounds, managing different corporate cultures, or discovering previously unknown liabilities. In addition, we could be unable to retain key employees or customers of the acquired businesses. We could face integration issues, including those related to operations, internal controls, information systems and operational functions of the acquired companies and we also could fail to realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates or these acquisitions could fail to compete successfully and may not produce the anticipated revenues and profits. Any of these items could adversely affect our financial condition, results of operations or growth prospects.

In addition, future acquisitions by Canopy USA, including the acquisition of Acreage (if the arrangements contemplated by the Amended Acreage Arrangement and the Floating Share Arrangement Agreement (the “Acreage Arrangement”) are completed), could result in future issuances of Canopy Shares, including up to 10,951,546 Canopy Shares that may be issued in the future in connection with the closing of the Acreage Arrangement. Such issuances of securities may have an adverse effect on the market price of the Canopy Shares. See “— Our expansion plans into the United States rely upon Canopy USA’s successful acquisitions of Acreage, Wana and Jetty, and even if such acquisitions are consummated, that Canopy USA will achieve the expected benefits of such transactions.”

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

A defect in any business arrangement, including Acreage (if the Acreage Arrangement is completed and the Stock Exchange Permissibility Date occurs), Wana (if the acquisition of Wana is completed and the Stock Exchange Permissibility Date occurs), and Jetty (if the acquisition of Jetty is completed and the Stock Exchange Permissibility Date occurs), may arise to defeat or impair our claim to such transaction, which may have a material adverse effect on our business, financial condition, results of operations and growth prospects. It is possible that material changes could occur that may adversely affect management’s estimate of the recoverable amount for any agreement we enter into. Impairment estimates, based on applicable key assumptions and sensitivity analysis, will be based on management’s best knowledge of the amounts, events or actions at such time, and the actual future outcomes may differ from any estimates that are provided by us. Any impairment charges on our carrying value of business arrangements could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Approximately 250 substances, including cannabis, are listed in the Schedules annexed to the UN Single Convention on Narcotic Drugs (New York, 1961), the Convention on Psychotropic Substances (Vienna, 1971) and the Convention against Illicit Traffic in Narcotic Drugs and Psychotropic Substances (introducing control on precursors) (Vienna, 1988). The purpose of these listings is to control and limit the use of these drugs according to a classification of their therapeutic value, risk of abuse and health dangers, and to minimize the diversion of precursor chemicals to illegal drug manufacturers. The 1961 UN Single Convention on Narcotic Drugs, as amended in 1972, classifies cannabis as a Schedule I (substances with addictive properties, presenting a serious risk of abuse) narcotic drug. The 1971 UN Convention on Psychotropic Substances classifies tetrahydrocannabinol, which includes delta-9 THC as a Schedule I psychotropic substance (substances presenting a high risk of abuse, posing a particularly serious threat to public health, which are of very little or no therapeutic value). Many countries are parties to these conventions, which govern international trade and domestic control of these substances, including cannabis. They may interpret and implement their obligations in a way that creates legal obstacles to our obtaining manufacturing and/or marketing approval for our products in those countries. These countries may not be willing or able to amend or otherwise modify their laws and regulations to permit our products to be manufactured and/or marketed, and achieving such amendments to the laws and regulations may take a prolonged period of time. There can be no assurance that any market for our products will develop in any jurisdiction in which we do not currently have operations. We may face new or unexpected risks or significantly increase our exposure to one or more existing risk factors, including economic instability, political instability, changes in laws and regulations and the effects of competition. These factors may limit our capability to successfully expand our operations into such jurisdictions and may have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Threats or instability in a country or region caused by political events, including elections, changes in government, changes in personnel or legislative bodies, foreign relations or military control present serious political and social risk and instability causing interruptions to the flow of business negotiations and influencing relationships with government officials. Changes in policy or law may have a material adverse effect on our business, financial condition, results of operations and growth prospects. The risks include increased “unpaid” state participation, higher energy costs, higher taxation levels and potential expropriation.

Other risks include the potential for forced labor or child labor, fraud and corruption by suppliers, government officials, or our personnel that may implicate us. We operate in certain parts of the world that may experience higher incidents of forced labor or child labor as well as governmental corruption, bribery, facilitating payments, collusion, kickbacks, improper commissions, theft, fraud, conflicts of interest, and related-party transactions. Company policies, including the Company’s Code of Business Conduct and Ethics, Whistleblower Protection Policy, Insider Trading Policy and Anti-Bribery and Anti-Corruption Policy mandate compliance with applicable laws, including but not limited to Canada’s Fighting Against Forced Labour and Child Labour in Supply Chains Act, the U.S. Foreign Corrupt Practices Act (“FCPA”), the Corruption of Foreign Public Officials Act (Canada), and other anti-bribery laws. However, we cannot provide complete assurance that our policies, procedures, and internal controls will always prevent violations of applicable laws. If we are found liable for violations of applicable laws, we could suffer from a range of criminal or civil penalties or other sanctions. Violations or allegations of violations could have a material adverse effect on our business.

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

These risks may limit or disrupt our investments, restrict the movement of funds, cause us to have to expend more funds than previously expected or required or result in the deprivation of contract rights or the taking of property by nationalization or expropriation without fair compensation, and may have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, the enforcement by us of our legal rights in foreign countries, including rights to exploit our properties or utilize our permits and licenses and contractual rights may not be recognized by the court systems in such foreign countries or enforced in accordance with the rule of law.

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

Risks related to Canopy USA

Our expansion plans into the United States rely upon Canopy USA’s successful acquisitions of Acreage, Wana, and Jetty, and even if such acquisitions are consummated, that Canopy USA will achieve the expected benefits of such transactions.

Our expansion plans into the United States primarily rely on Canopy USA completing the successful acquisitions of Acreage, Wana and Jetty. See “Business—Canopy USA” for additional information regarding the Acreage Arrangement, the Wana Options and the Jetty Options. These agreements are subject to certain conditions, including, among other things, that U.S. federal law is amended to permit the general cultivation, distribution and possession of marijuana or to remove the regulation of such activities from the federal laws of the United States and the receipt of the certain regulatory approvals. Such conditions have not yet occurred. See “—Cannabis is a controlled substance in the United States and therefore subject to the Controlled Substances Act.” Accordingly, Canopy USA was formed, in part, in order to expedite the consolidation of the businesses of Acreage, Wana and Jetty. However, the regulatory approval processes may take a lengthy period of time to complete, which could delay Canopy USA’s ability to acquire and consolidate these entities and operate them.

There can be no certainty, nor can we provide any assurance, that all conditions precedent to the consummation of the acquisitions of Acreage, Wana or Jetty will be satisfied or waived, or, if satisfied or waived, when they will be satisfied or waived and, accordingly, the Acreage Arrangement and/or the Wana Options, and/or the Jetty Options may not be completed. If, for any reason, the Acreage Arrangement, and/or the Wana Options, and/or the Jetty Options are not completed or their respective completions are materially delayed and/or the Acreage Arrangement and/or the Wana Options and/or the Jetty Options are terminated, the market price of the Canopy Shares may be materially adversely affected. In such events, our business, financial condition or results of operations could also be subject to various material adverse consequences, including that we would remain liable for costs relating to the Acreage Arrangement, the Wana Options and the Jetty Options.

Even if Canopy USA acquires the Fixed Shares and, if applicable, the Floating Shares, as well as the membership interests of Wana and the shares of Jetty, the intended benefits of the Acreage Arrangement and/or the Wana Options and/or the Jetty Options may not be realized.

We cannot assure you that the Acreage Arrangement and/or the Wana Options and/or the Jetty Options will be beneficial to Canopy USA or to us in the near term or at all. Furthermore, if Canopy USA fails to realize the intended benefits of the Acreage Arrangement and/or the Wana Options and/or the Jetty Options, the market price of the Canopy Shares could decline to the extent that the market price reflects those expected benefits.

There can be no certainty that all conditions to the Floating Share Arrangement and the amended Acreage Arrangement Agreement will be satisfied.

There can be no certainty, nor can the Company provide any assurance, that all conditions precedent contained in the Floating Share Arrangement Agreement and the amended Acreage Arrangement Agreement will be satisfied or waived, including that the Exercise Outside Date of June 17, 2024 is extended or that Acreage will be able to cure any events of default pursuant to the Acreage Debt. In addition, the Floating Share Arrangement is also subject to certain conditions precedent. There can be no certainty, nor can the Company provide any assurance, that these conditions will be satisfied or, if satisfied, when they will be satisfied. If such conditions precedent are not satisfied, it may result in the acquisition of Acreage not being completed.

The anticipated benefits of the strategy involving Canopy USA may not be realized.

Achieving the benefits anticipated through Canopy USA depends in part on the ability of Canopy USA to effectively capitalize on its scale, to realize the anticipated capital and operating synergies, to profitably sequence the growth prospects and to maximize the potential of its growth opportunities. The ability to realize these benefits from the acquisitions of Acreage, Wana and Jetty by Canopy USA will depend, in part, on successfully consolidating certain functions and integrating operations, procedures and personnel in a timely and efficient manner, as well as on Canopy USA’s ability to realize the anticipated growth opportunities and synergies. The integration of Acreage, Wana and Jetty by Canopy USA will require the dedication of substantial effort, time and resources on the part of Canopy USA’s management which may divert Canopy USA’s management’s focus and resources from other strategic opportunities available to Canopy USA and from operational matters during this process. In addition, the integration process could result in disruption of existing relationships with suppliers, employees, customers and other constituencies of each entity. There can be no assurance that Canopy USA’s management will be able to integrate the operations of each of the businesses successfully or achieve any of the synergies or other benefits that are anticipated.

Operational and strategic decisions with respect to the integration of Acreage, Wana and Jetty have not yet been made and may present challenges. It is possible that the integration process could result in the loss of key employees, the disruption of the respective ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the ability of management to maintain relationships with clients, suppliers, employees or to achieve the anticipated benefits. As a result of these factors, it is possible that certain benefits expected from the formation of Canopy USA may not be realized. Any inability of Canopy USA’s management to successfully integrate the operations could have a material adverse effect on the financial condition and results of operations of Canopy USA and, ultimately, our business.

The Trust’s total ownership interest in Canopy USA is not quantifiable , including whether the Canopy USA warrants issued to the Trust in connection with the first tranche closing of the Trust Transaction are exercised or not, and the Trust may have significant ownership and influence over Canopy USA upon completion of the Trust Transaction.

In connection with the Trust Transaction, the Trust will, subject to the terms and conditions of the Trust SPA, be issued Canopy USA Common Shares in two tranches with an aggregate value of up to US$10 million along with warrants of Canopy USA to acquire additional Canopy USA Common Shares or Canopy USA Class B Shares. In addition, subject to the terms of the Trust SPA, the Trust has also been granted options to acquire additional Voting Shares (as defined in the Second Amended & Restated Limited Liability Company Agreement) with a value of up to an additional US$10 million and one such additional option includes the issuance of additional warrants of Canopy USA. On April 26, 2024, Canopy USA completed the first tranche closing of the Trust Transaction in accordance with the Trust SPA, whereby the Trust acquired an aggregate 28,571,429 Canopy USA Common Shares at US$0.175 per Canopy USA Common Share and warrants to acquire up to 42,857,142 Voting Shares expiring on April 26, 2031.In accordance with the Trust SPA, the purchase price relating to the additional shares of Canopy USA that are issuable to the Trust in accordance with the Trust SPA will be determined by a future fair market valuation and accordingly, the number of such additional shares of Canopy USA to be issued to the Trust pursuant to the terms of the Trust SPA is currently not known and is not quantifiable as of the date hereof. Upon completion of the Trust Transaction, the Trust may hold a significant ownership interest in Canopy USA and as a result, shareholders of Canopy USA, including Canopy, may be significantly diluted following the completion of the Trust Transaction. Further, if the Trust holds a significant ownership interest in Canopy USA, the Trust will be in a position to exercise significant influence over matters requiring Canopy USA shareholder approval, subject to the terms of the A&R Protection Agreement. In addition, pursuant to the Second Amended & Restated Limited Liability Company Agreement, (i) the Trust has designated the Trust Nominee to the Canopy USA board of managers and the Trust will continue to hold such nomination right so long as the Trust holds at least 4.4% of the issued and outstanding Canopy USA Common Shares and (ii) the Trust Nominee, with the other Class A Nominee, have approval rights over Key Decisions. There can be no assurance that the Trust’s interests will align with the interests of other shareholders of Canopy USA, including our interest.

We are unable to control Canopy USA.

By virtue of the Company holding Non-Voting Shares and the implementation of the Reorganization Amendments and the Additional Reorganization Amendments, we are unable to control Canopy USA. In these circumstances, we will not have the power to control, direct or exercise decisive influence over Canopy USA. There are no guarantees that Canopy USA’s interests will align with the interests of the Company or the interests of our shareholders. As a result, Canopy USA’s board of managers could take actions that are contrary to the interests of the Company or our shareholders, including preventing Canopy USA from entering into transactions that could be beneficial to the Company or our shareholders.

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

While the Company understands that Jetty is working to produce audited financial statements, the Company has not received such audited financial statements to date. These audited financial statements may include financial results that are different than or less positive than the unaudited financial information for Jetty that has been provided to the Company and the completion of audited financial statements is not a condition to closing Canopy USA’s acquisition of Jetty.

Acreage’s financial statements express doubt about its ability to continue as a going concern.

Acreage’s publicly available financial statements as of and for the year ended December 31, 2023 filed with the SEC on April 29, 2024 (“Acreage’s Annual Financial Statements”) express doubt about Acreage’s ability to continue as a going concern. In particular, Acreage’s Annual Financial Statements state: “[Acreage] had an accumulated deficit as of December 31, 2023, as well as a net loss and negative cash flow from operating activities for the year ended December 31, 2023. Additionally, subsequent to year end the Company was in default of the [Acreage’s] Prime rate credit facilities due January 2026 . . . These factors raise substantial doubt about [Acreage]’s ability to continue as a going concern.” In the event that Acreage is unable to continue as a going concern, the Amended Acreage Arrangement and the Floating Share Arrangement may not be completed. In the event that the Amended Acreage Arrangement and the Floating Share Arrangement are completed and Acreage is unable to continue as a going concern, this would have a negative impact on Canopy USA’s business, financial results and operations and have an adverse impact on the Company’s United States strategy, and, ultimately, the Company’s financial results and operations.

Acreage disclosed additional information relating to the aforementioned default in Acreage’s Annual Financial Statements, In particular, Acreage disclosed that it received a notice of default letter on April 20, 2024 from the agents of its Prime rate credit facilities due January 2026, as amended, of the occurrence of certain events of default (the “Default Letter”). In particular, the lenders alleged that there had been three events of default with respect to the credit agreement and the agents and lenders reserved all rights, and that they were in the process of reviewing the appropriate course of action to be taken with respect to the identified events of default. Acreage further disclosed that the Default Letter did not identify that there had been any exercise of rights or remedies available to the agents or lenders under Section 9.1 of the credit agreement and that Acreage was continuing to evaluate the facts surrounding the asserted events of default and the applicable provisions of the credit agreement. In connection therewith, the agents provided notice to the Company pursuant to the Acreage Debt Option Agreement of a breach of Acreage’s minimum cash balance covenant as of March 31, 2024. The Company is continuing to evaluate the notice and the applicable provisions of the Acreage Debt Option Agreement as the potential loss of the Option premium without receiving any value therefor could have a material and adverse effect on our current and future business, operations, results of operations, financial condition and prospects.

In view of the foregoing, Acreage’s continuation as a going concern is dependent upon its continued operations, which in turn is dependent upon, among other things, Acreage’s ability to meet its financial requirements. There is no assurance that Acreage will be successful in its plans to fund its operations and debt obligations as they become due and payable. Accordingly, Canopy Growth may lose the Option Premium without receiving any value therefor could have a material and adverse effect on our current and future business, operations, results of operations, financial condition and prospects. In addition, Acreage may be required to terminate or significantly curtail its operations or enter into arrangements with third parties that may require Acreage to relinquish rights to certain aspects of its business and/or dispose of certain assets, which may ultimately result in Acreage not being able to satisfy the conditions in the Existing Acreage Arrangement Agreement and the Floating Share Arrangement Agreement and the acquisition of Acreage not being completed.

Canopy USA may divert the attention of our management or impact our ability to attract or retain key personnel.

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

Canopy USA may impact our third party business relationships.

Third parties with which we currently have business relationships, including banks, industry partners, customers and suppliers, may experience uncertainty associated with our U.S. strategy, including with respect to maintaining current or future relationships with us. While we believe, based on the advice of our legal advisors, that we currently comply with all applicable laws and regulations and that we will remain in compliance in the event that Canopy USA acquires Acreage, Wana or Jetty, exercises the Cultiv8 Option (as defined below) or converts the TerrAscend Exchangeable Shares into common shares of TerrAscend, there is a risk that our interpretation of laws, regulations, and guidelines, may differ from those of others, including those of our banks, industry partners, customers and suppliers. Such uncertainty could have a material and adverse effect on our current and future business, operations, results of operations, financial condition and prospects.

Risks Relating to Our Products

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

While we have not experienced any recalls since 2019, if any of our products are recalled in the future for any reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. All customers who are potentially impacted would be notified, corrective actions would be put in place, and existing product and procedures would be re-tested and examined. We may also lose a significant amount of sales and may not be able to replace those sales at an acceptable margin, or at all. In addition, product recalls have in the past and may in the future require significant management attention. Although we have detailed procedures in place for testing finished products, there can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits. Additionally, if one or more of our products were subject to recall, our reputation and the reputation of that product could be harmed. A recall of one of our products could lead to decreased demand for that product or our other products and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Additionally, product recalls may lead to increased scrutiny of our operations by Health Canada, the FDA, the DEA or other regulatory agencies, requiring further management attention and potential legal fees and other expenses. Furthermore, any product recall affecting the cannabis or hemp industries more broadly could lead consumers to lose confidence in the safety and security of the products sold by participants in these industries generally, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

There is limited long-term data with respect to the efficacy, side effects and safety of our products, and future clinical research studies on the effects of cannabis, hemp, cannabinoids and cannabis-based products may lead to conclusions that dispute or conflict with our understanding and belief regarding their benefits, commercial viability, safety, efficacy, dosing and social acceptance.

Research in Canada, the United States and internationally regarding the benefits, commercial viability, safety, efficacy, dosing and social acceptance of cannabis, hemp or isolated cannabinoids (such as CBD and THC) inhaled in dietary supplements, food or cosmetic products remains in early stages. There have been relatively few clinical trials or other controlled studies on the potential benefits of cannabis, hemp or isolated cannabinoids in dietary supplements, food, or cosmetic products and there is limited long-term data with respect to efficacy, side effects and/or interaction of these substances with human or animal biochemistry. As a result, our products could have unexpected side effects or safety concerns, the discovery of which could lead to civil litigation, regulatory actions and even possibly criminal enforcement actions. In addition, if the products we sell do not or are not perceived to have the effects intended by the end user, this could have a material adverse effect on our business, financial condition and results of operations. See also “—We are and may become subject to, or prosecute, litigation in the ordinary course of our manufacturing, marketing, distribution and sale of our products”, “—We may be subject to product liability claims.” and “—Our products have in the past and may in the future be subject to recalls.”

The statements made by us, including in this Form 10-K, concerning the potential benefits of cannabis, hemp and isolated cannabinoids are based on published articles and reports and therefore are subject to the experimental parameters, qualifications and limitations in such studies that have been completed. Although we believe that the existing public scientific literature generally supports our beliefs regarding the benefits, commercial viability, safety, efficacy, dosing and social acceptance of cannabis, hemp and cannabinoids, future research and clinical trials may cast doubt or disprove such beliefs, or could raise or heighten concerns regarding, and perceptions relating to, cannabis, hemp and cannabinoids, which could have a material adverse effect on the demand for our products with the potential to lead to a material adverse effect on business, financial condition, results of operations and growth prospects. Given these risks, uncertainties and assumptions, undue reliance should not be placed on such literature. In particular, the FDA has raised concerns regarding the safety of CBD and cannabinoids, particularly in food and dietary supplements and gaps in the public scientific literature supporting the use of CBD by the general population.

The controversy surrounding vaporizers and vaporizer products and government regulations of vaporizers and vaporizer products may materially and adversely affect the market for vaporizer products and expose us to litigation and additional regulation.

There have been a number of highly publicized cases involving lung and other illnesses and deaths that appear to be related to vaporizer devices and/or products used in such devices (such as vaporizer liquids). During this time, the focus has been on the vaporizer devices, the manner in which the devices were used and the related vaporizer device products - THC, nicotine, other substances in vaporizer liquids, possibly adulterated products and other illegal unlicensed cannabis vaporizer products. Some provinces, territories and municipalities in Canada have taken steps to prohibit the sale or distribution of vaporizers, restrict the sale and distribution of such products or impose restrictions on flavors, substances and concentration of substances used, or use of such vaporizers, however some Canadian provinces have already taken steps to reduce such restrictions.

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

Litigation pertaining to vaporizer products for nicotine is ongoing and that litigation could potentially expand to include our products, which would have a material adverse effect on our business, financial condition, operating results, liquidity, cash flow and operational performance.

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

We are subject to risks and uncertainty regarding our hemp operations.

A small part of our business in the last year involved products containing hemp. There is substantial uncertainty concerning the legal status of hemp and hemp products containing hemp-derived ingredients, including CBD. The status of products derived from the cannabis or hemp plant, under both U.S. federal and state law depends on the THC content of the plant or derivative (including whether the plant meets the statutory definition of “industrial hemp” or “hemp”), the part of the plant from which an individual or entity produces the derivative (including whether the plant meets the statutory definition of “marihuana” under the Controlled Substances Act (“CSA”)), whether the cultivator, processor, manufacturer or product marketer engages in cannabis-related activities for research versus purely commercial purposes, as well as the form and intended use of the product. The mere presence of a cannabinoid (such as CBD) is not dispositive as to whether the product is legal or illegal. The FDA, for instance, has approved drugs containing synthetic THC, though not naturally derived THC. There may be difficulty in maintaining consistent strains with consistent low levels of THC sufficient to meet U.S. regulatory requirements.

Under U.S. federal law, products containing CBD may be unlawful if derived from cannabis (including hemp with a THC concentration greater than 0.3% on a dry weight basis), or if derived from hemp grown outside the parameters of an approved hemp pilot program or hemp cultivated in violation of the 2018 Farm Bill. Even after enactment of the 2018 Farm Bill, the DEA may not treat all products containing hemp-derived ingredients, including CBD, as exempt from the CSA. If the DEA takes action against us or other participants in the hemp industry, it could have a material and adverse effect on our business, financial condition, operating results, liquidity, cash flow and operational performance. The number of competitors in the hemp industry is increasing, which could adversely affect our market share and demand for our products. Additionally, if the United States takes steps to legalize cannabis, the impact of such a development could result in new entrants into the market and increased levels of competition.

Additionally, the hemp industry may be impacted by perceived similarities or differences between hemp and cannabis. Consumers, vendors, landlords/lessors, industry partners or third-party service providers may incorrectly perceive hemp products as cannabis, thereby confusing them for having the THC content of cannabis or for being illegal under U.S. federal law, which potentially impacts our ability to sell our products or obtain the necessary services or supplies to manufacture, store or transport our products.

We may also be required to obtain and maintain certain permits, licenses and approvals in the jurisdictions where we source, process, or sell products derived from hemp. We may be unable to obtain or maintain any necessary permits, licenses or approvals. Additional government licenses are currently, and in the future, may be, required in connection with our operations, in addition to other unknown permits and approvals which may be required, including with respect to our other global operations. To the extent such permits, licenses and approvals are required and not obtained, we may be prevented from operating and/or expanding our business, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Additionally, hemp plants can be vulnerable to various pathogens, including bacteria, fungi, viruses and other miscellaneous pathogens. Such instances often lead to reduced crop quality, stunted growth and/or death of the plant. Moreover, hemp is “phytoremediative” (meaning that it may extract toxins or other undesirable chemicals or compounds from the ground in which it is planted). Various regulatory agencies have established maximum limits for pathogens, toxins, chemicals and other compounds that may be present in agricultural materials. If hemp used in our products is found to have levels of pathogens, toxins, chemicals or other undesirable compounds that exceed limits permitted by applicable law, it may have to be destroyed. Should the hemp used in our products be lost due to pathogens, toxins, chemicals or other undesirable compounds, or if we or our suppliers are otherwise unable to obtain hemp for use in our products on an ongoing basis, it may have a material and adverse effect on our business, financial condition, operating results, liquidity, cash flow and operational performance.

Risks Relating to Regulation and Compliance

Cannabis is a controlled substance in the United States and therefore subject to the Controlled Substances Act.

We are indirectly involved in ancillary activities related to the cannabis industry in jurisdictions in the United States where local state law permits such activities and, by virtue of, among other transactions, the Acreage Arrangement, the Wana Options, the Jetty Options, the right to acquire 19.99% of the membership interests of Cultiv8 Interests, LLC (the “Cultiv8 Option”), the warrant to acquire 15% of the common units of Strix II, LLC (the “Strix Warrant”) and our holding of securities in the capital of TerrAscend, we may be indirectly associated with the cultivation, processing or distribution of cannabis in the United States. In the United States, cannabis is regulated at both the federal and state levels. To our knowledge, there are to date a total of 39 states, and the District of Columbia, that have now passed legislation or legalized cannabis in some form, including California, Nevada, New York, New Jersey, Washington and Florida. Although several states allow the sale of cannabis at the state level, cannabis continues to be categorized as a controlled substance under the CSA and, as such, cultivation, distribution, sale and possession of cannabis violates federal law in the United States. The inconsistency between federal and state laws and regulations may result in a loss of the value of our investments and alliances in these businesses.

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

Based on the advice of our legal advisors with respect to the formation of Canopy USA, the transaction structure was intended to (i) permit us to remain able to represent that we comply with U.S. federal criminal law, particularly direct or indirect violations of the CSA (collectively, “Applicable Federal Law”); and (ii) ensure that (a) we do not, directly or indirectly, violate Applicable Federal Law; (b) we will not directly violate U.S. federal law as we do not cultivate, distribute, sell, or possess cannabis in the United States; (c) we do not violate indirect federal law (such as aiding and abetting, conspiracy, or Racketeer Influenced and Corrupt Organizations (RICO) Act) because we do not control or profit from companies that cultivate, distribute, sell, or possess cannabis in the United States; and (d) we do not violate anti-money laundering laws because no funds will flow from entities that cultivate, distribute, sell, or possess cannabis in the United States to us. In particular, based on the advice of our legal advisors, this will not be impacted in the event that Canopy USA acquires Acreage, Wana or Jetty, exercises the Cultiv8 Option or converts the TerrAscend Exchangeable Shares into common shares of TerrAscend. While we believe, based on the advice of our legal advisors, that we currently comply, and will continue to comply (in the event that Canopy USA acquires Acreage, Wana or Jetty, exercises the Cultiv8 Option or converts the TerrAscend Exchangeable Shares into common shares of TerrAscend), with all applicable laws and regulations, there is a risk that our interpretation of laws, regulations, and guidelines, may differ from those of others, including those of shareholders, government authorities, securities regulators, and stock exchanges. In the event of an aggressive enforcement policy, the U.S. Department of Justice could allege that we and the Board, and potentially our shareholders, “aided and abetted” violations of U.S. federal law as a result of the Acreage Arrangement, the Wana Options, the Jetty Options, the Cultiv8 Option, the Strix Warrant or other transactions involving us. In these circumstances, we may lose our entire investment and directors, officers and/or our shareholders may be required to defend any criminal charges against them at their own expense and, if convicted, be sent to federal prison. Conversely, in the event Canopy USA acquires Acreage, Wana or Jetty, exercises the Cultiv8 Option or converts the TerrAscend Exchangeable Shares into common shares of TerrAscend prior to federal permissibility of cannabis in the U.S., Canopy USA will not be in compliance with Applicable Federal Laws; however, based on the advice of our legal advisors, we do not believe this will have a material adverse effect on us since we intend to continue to hold the Non-Voting Shares.

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

Our business and activities are heavily regulated in all jurisdictions where we carry on business. Our operations are subject to various laws, regulations and guidelines by governmental authorities (including, in Canada, Health Canada and other federal, provincial, state and local regulatory agencies relating to, among other things, the cultivation, manufacture, processing, marketing, labeling, packaging, management, transportation, distribution, import, export, storage, sale, pricing and disposal of cannabis, hemp and cannabis-based products, and also including laws, regulations and guidelines relating to health and safety, insurance coverage, the conduct of operations and the protection of the environment (including relating to emissions and discharges to water, air and land, and the handling and disposal of hazardous and non-hazardous materials and wastes). Our operations may also be affected in varying degrees by government regulations with respect to, among other things, price controls, import or export controls, controls on currency remittance, increased income taxes, restrictions on foreign investment and government policies rewarding contracts to local competitors or requiring domestic producers or vendors to purchase supplies from a particular jurisdiction. Laws, regulations and guidelines, applied generally, grant government agencies and self-regulatory bodies broad administrative discretion over our activities, including the power to limit or restrict business activities as well as impose additional disclosure requirements on our products and services, as well as on our personnel (including management and the Board).

Achievement of our business objectives is contingent, in part, upon compliance with regulatory requirements enacted by these governmental authorities and obtaining all necessary regulatory approvals for the cultivation, production, processing, storage, transportation, distribution, sale, import and export, as applicable, of our products. The cannabis and hemp industries are still new, and in Canada, in particular, the Cannabis Act has no close precedent in Canadian law. Similarly, the regulatory regimes in the jurisdictions in which we and our strategic investments operate outside of Canada are new and are still being developed without close precedent in such jurisdictions. The effect of relevant governmental authorities’ administration, application and enforcement of their respective regulatory regimes and delays in obtaining, or failure to obtain, necessary regulatory approvals may significantly delay or impact the development of markets, products and sales initiatives and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. For example, in the U.S., registered federal trademark protection is only available for goods and services that can be lawfully used in interstate commerce; the USPTO is not currently approving any trademark applications for cannabis, or certain goods containing hemp-derived CBD (such as dietary supplements and food) until the FDA and the USDA provides clearer guidance on the regulation of such products.

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

If any part of our business activities are found to be in violation of any of federal, state, provincial or local laws or any other governmental regulations, in addition to the items described above:

•
we may be subject to “Warning Letters,” untitled letters, fines, penalties, administrative sanctions, settlements, injunctions, product recalls and/or other enforcement actions arising from civil, administrative or other proceedings initiated that could adversely affect our business, financial condition, operating results, liquidity, cash flow and operational performance;
•
the profits or revenues derived therefrom could be subject to anti-money laundering statutes, including the Money Laundering Control Act, which could result in significant disruption to our business operations and involve significant costs, expenses or other penalties; and
•
our suppliers, service providers and distributors may elect, at any time, to breach, terminate or otherwise cease to participate in supply, service or distribution agreements, or other relationships, on which our operations rely.

We and our strategic investments are reliant on required licenses, authorizations, approvals and permits for our ability to grow, process, store and sell cannabis, hemp and cannabinoids which are subject to ongoing compliance, reporting and renewal requirements.

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

Changes in the laws, regulations and guidelines governing cannabis and hemp may adversely affect our business.

Our current operations are subject to various laws, regulations and guidelines promulgated by governmental authorities (including, in Canada, Health Canada and, in the U.S., the FDA, the USDA, DEA, FTC and USPTO, and analogous state agencies) relating to the marketing, acquisition, manufacture, packaging/labeling, management, transportation, storage, sale and disposal of cannabis or hemp. We are also subject to laws and regulations relating to health and safety, insurance coverage, the conduct of operations and the protection of the environment (including relating to emissions and discharges to water, air and land, the handling and disposal of hazardous and non-hazardous materials and wastes). Additionally, our growth strategy continues to evolve as regulations governing the cannabis industry in the jurisdictions in which we operate become more fully developed. Interpretation of these laws, rules and regulations and their application to our operations is ongoing. No assurance can be given that new laws, regulations and guidelines will not be enacted or that existing laws, regulations and guidelines will not be amended, repealed or interpreted or applied in a manner which could require extensive changes to our operations, increase compliance costs, give rise to material liabilities or a revocation of our licenses and other permits, restrict the growth opportunities that we currently anticipate or otherwise limit or curtail our operations. Amendments to current laws, regulations and guidelines governing the production, sale and use of cannabis and cannabis-based products, more stringent implementation or enforcement thereof or other unanticipated events, including changes in political conditions and/or regimes or political instability, currency controls, fluctuations in currency exchange rates and rates of inflation, labor unrest, changes in taxation laws, regulations and policies, restrictions on foreign exchange and repatriation, governmental regulations relating to foreign investment and the cannabis business more generally, and changes in attitudes toward cannabis, are beyond our control and could require extensive changes to our operations, which in turn may result in a material adverse effect on our business, financial condition, results of operations and growth prospects.

While the production of cannabis in Canada is under the regulatory oversight of the Canadian federal government, the distribution and retail sale of adult-use cannabis in Canada falls within the jurisdiction of the provincial and territorial governments. The impact of the legislation regulating adult-use cannabis passed in such provinces and territories on the cannabis industry and on our business plans and operations is uncertain. Certain Canadian provinces and territories have announced certain restrictions that are more stringent than the federal rules or regulations such as retail sale and marketing restrictions, bans on certain types of cannabis products, raising minimum age of purchase and flavor restrictions. For example, Quebec does not currently permit sales of cannabis vaporizers and limits the sale of other high THC non-edible cannabis products. In April 2023, the Supreme Court of Canada affirmed the provinces’ power to enact regulations that are more restrictive than the federal regime. In addition, the distribution and retail channels and applicable rules and regulations in the provinces continue to evolve, and our ability to distribute and retail cannabis products in Canada is dependent on the ability of the provinces and territories of Canada to establish licensed retail networks and outlets. There is no guarantee that the applicable legislation regulating the distribution and sale of cannabis for adult-use purposes will allow for the growth opportunities we currently anticipate and may result in a material adverse effect on our business, financial condition and results of operations. In December 2023, Health Canada released guidance on cannabis products deliberately made with intoxicating cannabinoids other than delta-9-THC. Health Canada defines “intoxicating cannabinoids” as cannabinoids that bind to and activate the type 1 cannabinoid receptor (CB1 receptor) and the guidance includes a list of 9 cannabinoids which can be revised as new evidence becomes available. This guidance recommends that cannabis license holders apply the regulatory controls (including limits on the amount of cannabinoids in certain products) currently applicable to delta-9-THC to all other cannabinoids that Health Canada considers to be “intoxicating cannabinoids” in order to minimize the risks of accidental consumption, overconsumption and adverse effects. This guidance comes at a time when various provincial regulators (such as those in Ontario, British Columbia and Alberta) are actively evaluating whether to permit the sale of or how to evaluate limits on the levels of certain cannabinoids (such as tetrahydrocannabivarin and cannabinol). Provincial and territorial distributors may take different positions on the sale and distribution of products with various cannabinoids and may decide to ban, limit or implement new guidance on the types of cannabis products permitted for sale in each of their jurisdictions (including in response to Health Canada’s guidance on intoxicating cannabinoids) which may result in some or all of our products being viewed as non-compliant with applicable law or non-binding policy guidance.

Furthermore, additional countries continue to pass laws that allow for the production and distribution of cannabis in some form or another. We have some subsidiaries, investments and strategic alliances in place outside of Canada, which may be affected if more countries legalize cannabis. Increased international competition and limitations placed on us by Canadian regulations might lower the demand for our products on a global scale. We also face competition in each jurisdiction outside of Canada where we have subsidiaries, investments and strategic alliances with local companies that have more experience, more in-depth knowledge of local markets or applicable laws, regulations and guidelines or longer operating histories in such jurisdictions.

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

While Nasdaq has not issued official rules specific to the cannabis or hemp industry, stock exchanges in the United States, including Nasdaq, have historically refused to list certain cannabis-related businesses, including cannabis retailers, that operate primarily in the United States. In connection with our creation of Canopy USA, Nasdaq Regulation indicated its position that companies that consolidate “the assets and revenues generated from activities in violation under federal law cannot continue to list on Nasdaq.” Canopy USA exercised its options to acquire Wana and Jetty on May 6, 2024. As of April 30, 2024, Canopy Growth has deconsolidated the financial results of Canopy USA and has a non-controlling interest in Canopy USA as of such date, which will be accounted for as an equity method (fair value) investment until such time as a Stock Exchange Permissibility Date occurs. Based on our discussions with the OCA, we believe that the SEC would not object to the deconsolidation of the financial results of Canopy USA from the Company’s financial statements in accordance with U.S. GAAP once Canopy USA acquires Wana, Jetty or the Fixed Shares of Acreage. However, there can be no assurance that the SEC will agree with the Company’s accounting treatment of Canopy USA in the future. Failure to comply with any requirements imposed by Nasdaq could result in the delisting of the Canopy Shares from Nasdaq or denial of any application to have additional securities listed on Nasdaq, which could have a material adverse effect on the trading price of the Canopy Shares.

Federal law in the United States may impose restrictions on our ability to bank with certain institutions, repatriate funds to Canada or pay dividends to shareholders.

The U.S. federal prohibitions on the sale of cannabis may result in us or Canopy USA being restricted from accessing the U.S. banking system, and we or Canopy USA may be unable to deposit funds in federally insured and licensed banking institutions. Banking restrictions could be imposed due to institutions not accepting payments and deposits. We are, and Canopy USA will be upon exercise of any of the Jetty Options, Wana Options or Acreage Option, as applicable, at risk that any of our and Canopy USA’s bank accounts could be closed at any time. Such risks increase our costs and our ability to handle any revenue received. In addition, activities in the U.S., and any proceeds derived thereof, may be considered proceeds of crime due to the fact that cannabis remains federally illegal in the U.S. This may restrict our ability to declare or pay dividends, effect other distributions or subsequently repatriate such funds back to Canada.

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

In the United States, our advertising is subject to regulation by the USDA, the FTC under the Federal Trade Commission Act, and the FDA under the Federal Food, Drug, and Cosmetic Act, including as amended by the Dietary Supplement Health and Education Act of 1994, and by state agencies under analogous and similar state and local laws and regulations. In recent years, the FTC, the FDA, USDA and state agencies have initiated numerous investigations of food and dietary supplement products both because of their CBD content and based on allegedly deceptive or misleading marketing claims and have, on occasion, issued “Warning Letters” or instituted enforcement actions due to such claims. Some U.S. states also permit content, advertising and labeling laws and regulations to be enforced by state attorneys general, who may seek civil and criminal penalties, relief for consumers, class action certifications, class wide damages and recalls of products sold by us. There has also been an increase in private litigation that seeks, among other things, relief for consumers, class action certifications, class wide damages and recalls of products. We have been subject to such litigation in Canada and may be subject to additional private class action litigation. Any actions against us by governmental authorities or private litigants could have a material and adverse effect on our business, financial condition, operating results, liquidity, cash flow and operational performance.

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

Canopy Growth believes that the labeling and advertising of its products are truthful, not misleading, and are supported by reasonable evidence. However, we cannot give any assurances of the FTC’s views of what degree of scientific or other evidence may be required in its view to substantiate implied and express claims. While we no longer sell a significant amount of hemp derived products in the U.S., if the FTC were to bring administrative proceedings, the Company would be required to incur expenses to defend its labeling and could be required to develop additional supporting evidence or to change its advertising and labeling. To date the Company has not received any FTC requests.

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

Any rescheduling of U.S. Schedule I cannabis to Schedule III would have an uncertain impact on our business.

In August 2023, the HHS recommended that the DEA move marijuana from Schedule I to Schedule III under the CSA and on May 16, 2024, the DEA issued a proposed rule to reclassify marijuana from its current classification as a Schedule I drug to a Schedule III drug. There can be no assurance that the proposed DEA rule will go into effect in its present form or at all, and the impacts of any such adoption on our business and competitive position are unclear. For example, rescheduling marijuana from Schedule I to Schedule III may be accompanied by additional regulatory obligations as prerequisite to participate in the U.S. market, and it may provide a greater benefit to the businesses of our competitors than our business, including by providing favorable tax treatment to their U.S. operations. The rescheduling of marijuana from Schedule I to Schedule III could result in significant volatility in the market for the Canopy Shares. To the extent that market speculation results in an increase in the price of the Canopy Shares, the price of the Canopy Shares could decline significantly thereafter if the DEA fails to act on the recommendation or investor optimism fades.

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

At the end of each reporting period, management performs an assessment of inventory obsolescence, prices and demand to measure inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. We also consider factors such as slow-moving or non-marketable products in our determination of obsolescence. As a result of this assessment, inventory write-downs have occurred on a few occasions in the past and may occur from period to period in the future. Continued pricing pressures in the markets in which we operate may result in further inventory write-downs. We have had a series of inventory write-downs due to price compression in the cannabis market. We expect these write-downs to continue as pricing pressures remain elevated. These inventory write-downs have in the past and may in the future have a material adverse effect on our results of operations and financial position.

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

The adult-use cannabis market in Canada has in the past been and may in the future become oversupplied.

Numerous additional cannabis producers have and may continue to enter the Canadian market. We and such other cannabis producers have in the past produced and may in the future produce more cannabis than is needed to satisfy the collective demand of the Canadian medical and adult-use markets, and we may be unable to export that over-supply into other markets. As a result, the available supply of cannabis could exceed demand, which has in the past, and may in the future, result in significant inventory write downs and downward pressure on wholesale prices of our products.

We must rely largely on our own market research and internal data to forecast sales and market demand and market prices, which may differ from our forecasts.

Given the early stage of the cannabis and hemp industries, we rely largely on our own market research and internal data to forecast industry trends and statistics as detailed forecasts are, with certain exceptions, not generally available from other sources. A failure in the demand for our products to materialize as a result of competition, technological change, change in the regulatory or legal landscape or other factors could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We may be unsuccessful in competing in the legal adult-use cannabis market in Canada and Germany.

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

Similar to the Canada, Germany now allows for limited household cultivation of cannabis and the personal possession of cannabis for medical consumption. As is the potential risk in Canada, if we are unable to effectively compete with other suppliers to the adult-use cannabis market in Germany, or a significant number of individuals take advantage of the ability to cultivate and use their own cannabis, our adult-use business may be adversely affected.

We face competition from the illegal cannabis market in every market we sell our products.

We face competition from illegal market participants that are unlicensed and unregulated, and that are selling cannabis and cannabis products, including products with higher concentrations of active ingredients, using flavors or other additives or engaging in advertising and promotion activities that we are not permitted to. As these illegal market participants do not comply with the regulations governing the cannabis industry, their operations may also have significantly lower costs and they may be able to sell products with significantly higher cannabinoid potencies or which include ingredients that are prohibited by law. The perpetuation of the illegal market for cannabis may have a material adverse effect on our business, financial condition, results of operations and growth prospects, as well as the perception of cannabis use.

Regulatory non-compliance by licensed cannabis competitors may have an adverse effect on our business, results of operations and financial condition.

In addition to competition from illegal market participants, we may also face competition from licensed cannabis competitors that fail to comply with the regulations governing the cannabis industry when developing and selling cannabis products. These competitors may be able to produce and sell products with significantly higher cannabinoid potencies or which include ingredients that are prohibited by law. If regulatory authorities are delayed in, or fail to, effectively restrict the sale and distribution of such non-compliant cannabis products by our competitors, there may be a material adverse effect on our business, results of operations and financial condition, as well as the perception of cannabis use.

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

In 2023, we restated certain of our previously issued financial statements which was time-consuming and expensive and could expose us to additional risks that could have a negative effect on us. The restatement has led to shareholder litigation and may in the future lead to additional shareholder litigation.

In 2023, we restated our previously issued (i) audited consolidated financial statements for the fiscal year ended March 31, 2022, included in the Form 10-K for such period, and (ii) unaudited consolidated financial statements for the quarterly periods ended June 30, 2022, September 30, 2022 and December 31, 2022, included in the Form 10-Qs for such quarterly periods (collectively, the “Prior Financial Statements”). The restatement process was time consuming and expensive and could expose us to additional risks that could have a negative effect on us. In particular, we incurred substantial unanticipated expenses and costs, including audit, legal and other professional fees, in connection with the BioSteel Review, the restatement of the Prior Financial Statements and the remediation of material weaknesses in our internal control over financial reporting. Our management’s attention was also diverted from some aspects of the operation of our business in connection with the BioSteel Review and restatement of the Prior Financial Statements and the remediation efforts. In addition, the restatement and related matters could impair our reputation and could cause our counterparties to lose confidence in us. Each of these occurrences could have an adverse effect on our business, results of operations, financial condition and stock price.

In addition, putative class action lawsuits alleging violations of securities laws have been filed against the Company and members of its management in connection with the restatement of the Prior Financial Statements. Substantial damages or other monetary remedies assessed against the Company could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additional lawsuits may be commenced against the Company and its officers and directors based in part or whole on allegations related to the restatement of the Prior Financial Statements. As with any substantial litigation, the Company expects to devote significant time, attention and resources to the defense of the litigation, which may have a material adverse effect on the Company even if the litigation is resolved in a manner favorable to the Company, and cannot predict when or how the litigation will be resolved or estimate what the potential loss or range of loss would be, if any.

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

If our management is unable to certify the effectiveness of our internal controls or if material weaknesses or significant deficiencies in our internal controls are identified, we could be subject to regulatory scrutiny and a loss of public confidence, which could harm our business and cause a decline in the price of the Canopy Shares. For example, as disclosed under “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 (“2023 Form 10-K”), in connection with preparing our financial statements for the year ended March 31, 2023, management concluded that material weaknesses existed in our internal control over financial reporting due to an ineffective control environment, which contributed to the following material weaknesses: (i) the accounting for sales recorded by the prior BioSteel segment, which resulted in material misstatements relating to revenue and trade receivables, particularly with respect to the timing and amount of revenue recognition; and (ii) IT general control deficiencies that aggregated to a material weakness. In addition, due to the same material weaknesses, we determined that our disclosure controls and procedures were not effective as of March 31, 2023, June 30, 2023, September 30, 2023 and December 31, 2023. Although we have remediated the material weaknesses and ineffectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures, there can be no assurance that we will not identify new material weaknesses or significant deficiencies in our internal control over financial reporting in the future.

In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in the price of the Canopy Shares and harm our ability to raise capital. In this regard, we were unable to file our 2023 Form 10-K on a timely basis due to the material weaknesses discussed above and the related restatement of the Prior Financial Statements, which adversely affected the price of the Canopy Shares and our ability to raise capital. We cannot provide assurance that we will be able to file our financial reports on a timely basis in the future. Failure to accurately report our financial performance on a timely basis could also jeopardize our listing on the TSX and/or Nasdaq. Delisting of the Canopy Shares on any stock exchange would have implications pursuant to our Credit Agreement, including interest rate increases and/or an event of default and reduce the liquidity of the market for the Canopy Shares, which would likely reduce the price of, and increase the volatility of, the price of the Canopy Shares.

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

We have exposure to several customers who are license holders and, at least some of these customers are experiencing financial difficulties. In addition, we also face exposure to our third-party hemp, cannabis products and non-cannabis product suppliers who may face financial difficulties, which would impact our supply of hemp, cannabis products and non-cannabis products. We have in the past, and may in the future, have disruptions in our supply chain and need to take allowances against and need to write off receivables due to the creditworthiness of these customers.

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

We, or the cannabis and hemp industries more generally, may receive unfavorable publicity or become subject to negative consumer perception.

We believe that the cannabis and hemp industries are highly dependent upon broad social acceptance and consumer perception regarding the safety, efficacy and quality of the cannabis and hemp products, as well as consumer views concerning regulatory compliance. Consumer perception of our products can be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention, market rumors or speculation and other publicity regarding the consumption or effects thereof of cannabis and hemp products. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the cannabis or hemp markets or any particular product, or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings or publicity could have a material adverse effect on the cannabis industry, and therefore demand for our products and services, our business, financial condition, results of operations and cash flows.

Our dependence upon consumer perceptions means that adverse scientific research reports, findings, regulatory proceedings, litigation, media attention or other publicity, whether or not accurate or with merit, could have a material adverse effect on the demand for our products, and our business, financial condition, results of operations and cash flows. Further, adverse publicity, reports or other media attention regarding the safety, efficacy and quality of cannabis or hemp in general, or our products specifically, or associating the consumption or use of cannabis or hemp with illness or other negative effects or events, could have such a material adverse effect on us. Such adverse publicity reports or other media attention could arise even if the adverse effects associated with such products resulted from consumers’ failure to consume such products legally, appropriately or as directed.

The increased usage of social media and other web-based tools used to generate, publish and discuss user-generated content and to connect with other users has made it increasingly easier for individuals and groups to communicate and share opinions and views on our operations and activities and the cannabis and hemp industries in general, whether true or not. Social media permits user-generated content to be distributed to a broad audience which can respond or react, in near real time, with comments that are often not filtered or checked for accuracy. In most cases, we do not have the ability to filter such comments or verify their accuracy. Accordingly, the speed with which negative publicity (whether true or not) can be disseminated has increased dramatically with the expansion of social media. The dissemination of negative or inaccurate posts, comments or other user-generated content about us on social media (including those published by third-parties) could damage our brand, image and reputation or how the cannabis or hemp industries are perceived generally, which could have a material adverse effect on the market for our products and thus on our business, financial condition and results of operations.

In addition, certain businesses may have strong economic opposition to the cannabis or hemp industries. Lobbying by such groups, and any resulting inroads they might make in halting or rolling back the cannabis and hemp movements, could affect how the cannabis or hemp industries are perceived by others and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Moreover, the parties with which we do business may perceive that they are exposed to reputational risk as a result of our cannabis or hemp related business activities. Failure to establish or maintain business relationships could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Although we take care in protecting our image and reputation, we do not ultimately have control over how we or the cannabis or hemp industries are perceived by others. Reputation loss may result in decreased investor confidence, increased challenges in developing and maintaining community relations and an impediment to our overall ability to advance our business strategy and realize on our growth prospects, thereby having a material adverse effect on our business, financial condition, results of operations and growth prospects.

The markets that we operate in are increasingly competitive, and we may compete for market share with other companies, both domestically and internationally, that may have longer operating histories and more financial resources, manufacturing and marketing experience than us.

The markets for cannabis and hemp are competitive and evolving and we face intense competition from both existing and emerging companies that offer similar products. Some of our current and potential competitors may have longer operating histories, greater financial, marketing and other resources and larger customer bases than we have. In addition, there is potential that the cannabis and hemp industries will undergo consolidation, creating larger companies with financial resources, manufacturing and marketing capabilities and product offerings that are greater than ours. As a result of this competition, we may be unable to maintain our operations or develop them as currently proposed on terms we consider acceptable, or at all. Increased competition by larger, better-financed competitors with geographic advantages could adversely affect our business, financial condition, results of operations and growth prospects. For example, we may not be able to enter into supply agreements or negotiate favorable prices. In addition, competitive factors may result in us being unable to enter into desirable arrangements with new partners, to recruit or retain qualified employees or to acquire the capital necessary to fund our capital investments.

Given the rapid changes affecting global, national and regional economies generally, and the cannabis and hemp industries in particular, we may not be able to create and maintain a competitive advantage in the marketplace. Our success will depend on our ability to respond to, among other things, changes in the economy, regulatory conditions, market conditions and competitive pressures. Any failure by us to anticipate or respond adequately to such changes could have a material and adverse effect on our business, financial condition, operating results, liquidity, cash flow and operational performance.

In Canada, the number of licenses granted, and the number of license holders ultimately authorized by Health Canada, could also have an impact on our business, financial condition, results of operations and growth prospects. We expect to face additional competition from new market entrants that are granted licenses under the Cannabis Act or existing license holders which are not yet active in the industry. If a significant number of new licenses are granted by Health Canada in the near term, we may experience increased competition for market share and may experience downward price pressure on our products as new entrants increase production. We may also face competition from illegal cannabis dispensaries that are selling cannabis to individuals despite not having a valid license. A significant number of illegal dispensaries are still in operation, providing additional competition.

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

Our activities and resources are focused on various production and manufacturing facilities. The licenses held by us are specific to individual facilities. Adverse changes or developments affecting any facility, including but not limited to a breach of security, an inability to successfully grow cannabis plants or produce finished goods, unanticipated cost overruns in growing or producing products, an outbreak of a communicable illness or a force majeure event, could have a material and adverse effect on our business, financial condition, results of operations and growth prospects. Any breach of the security measures and other facility requirements, including any failure to comply with recommendations or requirements arising from inspections by regulatory agencies, could also have an impact on our ability to continue operating under our licenses or the prospect of renewing our licenses or could result in a revocation of our licenses.

All facilities continue to operate with routine maintenance. We bear many, if not all, of the costs of maintenance and upkeep at our facilities, including replacement of components over time. Our operations and financial performance may be adversely affected if we and our facilities are unable to keep up with maintenance requirements.

Certain contemplated capital expenditures in Canada, including the construction of additional cultivation rooms or cannabis storage areas, will require Health Canada approval. There is no guarantee that Health Canada will approve expansions and/or renovations, which could adversely affect our business, financial condition, results of operations and growth prospects.

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

In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, state laws addressing sensitive data, such as biometric information, federal and state security breach notification laws and federal and state consumer protection laws. Each of these laws is subject to varying interpretations and constantly evolving. While the United States lacks a nationwide privacy law of general applicability, certain state laws govern the privacy and security of personal information, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. For example, the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Further, the California Privacy Rights Act (“CPRA”), which took effect on January 1, 2023 and with enforcement beginning July 1, 2023, amended and expanded the CCPA, giving California residents additional control over their personal information and imposing further obligations on businesses processing the personal information of California residents. The CPRA includes the creation of a privacy-specific enforcement agency, the first of its kind in any U.S. state, which will be responsible for enforcing the new law. Additional states, including, but not limited to, Colorado, Virginia, Connecticut, Indiana, Iowa, Tennessee, Texas and Utah, have also adopted state-specific privacy regimes similar to California’s law and to legal regimes in place outside the United States. The state-specific regimes in Virginia, Colorado, Utah and Connecticut took effect in 2023, and other states’ laws take effect over the course of 2024 and 2025. In addition to state laws, the Federal Trade Commission (“FTC”) takes the view that failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act (the FTCA), 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards.

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

In Canada, the Personal Information Protection and Electronics Documents Act (Canada) (“PIPEDA”), the Personal Information Protection Act (Alberta), the Personal Information Protection Act (British Columbia), and the Act respecting the protection of personal information in the private sector (Quebec) govern the collection, use, and disclosure of personal information by private sector organizations. The Office of the Privacy Commissioner of Canada has stated that it considers the personal information of cannabis users is to be considered sensitive. Canadian privacy jurisprudence regarding the obligations that private sector organizations have to individual data subjects is constantly evolving. Privacy laws in Canada are also changing at the legislative level. On September 22, 2022, the Quebec government adopted Bill 64, an Act to modernize legislative provisions as regards the protection of personal information, which enacts significant changes to the requirements in Quebec relating to the collection, use, and disclosure of personal information, including, without limitation, by providing individuals with more significant rights and control over their personal information that are in many ways similar to the rights provided to data subjects under the GDPR. Many entities that are doing business in Quebec must and will need to implement significant changes to the ways in which they collect, use, and disclose the personal information of data subjects in Quebec. Certain amendments under Bill 64 came into force on September 22, 2023, and further amendments are scheduled to come into force on September 22, 2024. On June 17, 2021, the Province of Ontario commenced a public consultation on modernizing Ontario’s legislative framework focusing on strengthening privacy laws in Ontario. The scope and nature of any new privacy legislation to be introduced in the Province of Ontario remains to be determined and it is possible that such legislation will introduce new restrictions and obligations on private sector organizations. On the federal level, on June 16, 2022, the Canadian Federal Government introduced Bill C-27. If adopted, Bill C-27, would replace PIPEDA with consumer privacy-specific legislation. Additionally, Bill C-27, would introduce the Artificial Intelligence Data Act. Bill C-27 is in the legislative process, currently at consideration in the House of Commons. The penalties and enforcement measures available to Canadian regulators for non-compliance that are contemplated under Bill C-11, Bill C-27, and Bill 64 are more significant than those that are available under current privacy and data protection legislation in Canada.

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

In the United States, the Health Insurance Portability and Accountability Act (“HIPAA”) imposes privacy and security requirements and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, received, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to the HHS, affected individuals and if the breach is large enough, the media. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. In addition, provisions of the Americans with Disabilities Act require confidential treatment of employee medical records.

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

We may from time to time be subject to litigation, claims, other legal and regulatory proceedings and disputes arising in the ordinary course of our manufacturing, marketing, distribution and sale of our products, some of which may adversely affect our business, financial condition, results of operations and growth prospects. Several companies in the hemp-derived CBD industry have become party to an increasing number of purported class actions lawsuits relating to their food and dietary supplement products containing hemp-derived CBD. Should we face similar class actions filed against us, plaintiffs in such class action lawsuits, as well as in other lawsuits against us, may seek very large or indeterminate amounts, including punitive damages, which may remain unknown for substantial periods of time. Should any litigation in which we become involved be determined against us, such a decision could adversely affect our ability to continue operating, adversely affect the market price for the Canopy Shares and require the use of significant resources.

Even to the extent we ultimately prevail in litigation, litigation can consume and redirect significant resources. Litigation may also create a negative perception of us and our brands, which could have an adverse effect on our business, financial condition, results of operations and growth prospects.

We may be subject to product liability claims.

As a manufacturer and distributor of products designed to be topically applied, ingested or inhaled by humans, we face an inherent risk of exposure to product liability claims, regulatory action and litigation if our products are alleged to have caused significant loss, injury, or death. In addition, the manufacture and sale of cannabis and hemp products involve the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from consumption of cannabis or hemp products alone or in combination with other medications or substances could occur as described under “—There is limited long-term data with respect to the efficacy and side effects of our products and future clinical research studies on the effects of cannabis, hemp, cannabinoids and cannabis-based products may lead to conclusions that dispute or conflict with our understanding and belief regarding their benefits, commercial viability, safety, efficacy, dosing and social acceptance.” We may be subject to various product liability claims, including, among others, that our products caused injury or illness, are incorrectly labeled, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances.

A product liability claim or regulatory action against us could result in increased costs to us, could adversely affect our reputation with our clients and consumers generally, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Please refer to “Part 1 – Legal Proceedings” under Item 3 of this Form 10-K for further discussion. There can be no assurances that we will be able to obtain or maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of our products.

We rely on third-party testing and analytical methods which are validated but still being standardized.

We are required to test our cannabis and hemp products, as well as cannabis accessories, in many of our active markets, with independent third-party testing laboratories for, among other things, cannabinoid levels. However, testing methods and analytical assays for cannabinoid levels of detection vary among different testing laboratories. There is currently no industry consensus on standards for testing methods or compendium of analytical assays or standard levels of detection. The detected and reported cannabinoid content in our cannabis and hemp products therefore can differ depending on the laboratory and testing methods (analytical assays) used. Variations in reported cannabinoid content will likely continue until the relevant regulatory agencies and independent certification bodies (e.g., ISO, USP) collaborate to develop, publish and implement standardized testing approaches for cannabis (including hemp), cannabinoids and their derivative products. Until such standardized analytical assays and levels of detection are developed, the existing differences could cause confusion with our consumers, which could lead to a negative perception of us and our products, increase the risk of litigation and regulatory enforcement action regarding cannabinoid content and could make it more difficult for us to comply with regulatory requirements regarding contents of ingredients and packaging and labeling.

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

Our success is currently largely dependent on the performance of our skilled employees. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. There is an inherent risk of attrition amongst those employees who were not directly affected by our previous reductions in headcount, and we may not be successful at retaining such employees or attracting new employees, which may have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

We currently rely on trade secrets, technical know-how, proprietary information, trademarks, copyrights, designs and certain patent filings to maintain our competitive position. We try to protect our intellectual property by strategically seeking and obtaining registered protection where appropriate, developing and implementing standard operating procedures to protect trade secrets, technical know-how and proprietary information, and entering into agreements with parties that have access to our inventions, trade secrets, technical know-how and proprietary information, such as our partners, collaborators, employees and consultants, to protect confidentiality and ownership. We also seek to preserve the integrity and confidentiality of our inventions, trade secrets, technical know-how and proprietary information by maintaining physical security of our premises and physical and electronic security of our information technology systems, and we seek to protect our trademarks and the goodwill associated therewith by monitoring and enforcing against unauthorized use of our trademarks. In addition, in the United States, registered federal trademark protection is only available for goods and services that can be lawfully used in interstate commerce; the USPTO is not currently approving any trademark applications for cannabis, or certain goods containing hemp-derived CBD (such as dietary supplements and food) until the FDA and the USDA provides clearer guidance on the regulation of such products.

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

Specifically, we have sought trademark protection in many countries, including Canada, the United States and the European Union. Our ability to obtain registered trademark protection for cannabis and cannabis-related goods and services (including hemp and hemp-related goods and services), may be limited in certain countries outside of Canada, including the U.S., where registered federal trademark protection is currently unavailable for trademarks covering the sale of cannabis products or certain goods containing hemp-derived CBD (such as dietary supplements and foods) until the FDA provides clearer guidance on the regulation of such products; and

including Europe, where laws on the legality of cannabis use are not uniform, and trademarks cannot be obtained for products that are “contrary to public policy or accepted principles of morality.” Accordingly, our ability to obtain intellectual property rights or enforce intellectual property rights against third-party uses of similar trademarks may be limited in certain countries.

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

Other parties may claim that our products infringe on their intellectual property rights, including with respect to our operation of our business, including our development, manufacture and sale of our goods and services, may be found to infringe third-party intellectual property rights. There may be third-party patents or patent applications with claims to products or processes related to the manufacture, use or sale of our products and processes. There may be currently pending patent applications, some of which may still be confidential, that may later result in issued patents that our products or processes may infringe. In addition, third parties may obtain patents in the future and claim that use of our inventions, trade secrets, technical know-how and proprietary information, or the manufacture, use or sale of our products infringes upon those patents. Third parties may also claim that our use of our trademarks infringes upon their trademark rights. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, legal fees, result in injunctions, temporary restraining orders, other equitable relief, and/or require the payment of damages, any or all of which may have an adverse effect on our business, financial condition, results of operations and growth prospects. In addition, we may need to obtain licenses from third parties who allege that we have infringed on their purported rights, whether or not such allegations have merit. Such licenses may not be available on terms acceptable to us, and we may be unable to obtain any licenses or other necessary or useful rights to such third-party intellectual property.

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

Risks Relating to the Canopy Shares and the Exchangeable Shares

The market price for the Canopy Shares has in the past been volatile and may continue to be volatile and subject to significant fluctuation.

The market prices for the securities of cannabis companies, including the Company, have historically been, and may in the future be, subject to large fluctuations. For example, during the period from January 1, 2023 through May 28, 2024, the closing price of the Canopy Shares on Nasdaq ranged from a low of US$2.77 to a high of US$31.40 (as adjusted for the Share Consolidation (as defined below)). The market price for the Canopy Shares may be volatile and subject to wide fluctuations in response to many factors, including:

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
•
general market, economic and political conditions (including rising geopolitical tensions as a result of, among other things, the conflict between Russia and Ukraine and the Israeli-Palestinian conflict);
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

No dividends on the Canopy Shares have been paid to date. We currently intend to retain future earnings, if any, for future operations and expansion. Our board of directors has the discretion to declare dividends and to prescribe the timing, amount and payment of such dividends. Such decision will depend upon our future earnings, cash flows, acquisition capital requirements and financial condition, and other relevant factors that our board of directors may deem relevant. Further, our Credit Facility and certain other financial arrangements provide for certain restrictions on our ability to pay dividends and there can be no assurance that we will declare a dividend on a quarterly, annual or other basis, or at all. We have no plans to pay any dividends, now or in the near future.

Investors in the United States may have difficulty bringing actions and enforcing judgments against us and others based on securities law civil liability provisions.

We are incorporated under the federal laws of Canada and our head office is located in the Province of Ontario. Some of our directors and officers and some of the experts named in this Form 10-K are residents of Canada or otherwise reside outside of the United States and a substantial portion of their assets and our assets are located outside the United States. Consequently, it may be difficult for investors in the United States to bring an action against such directors, officers or experts or to enforce against those persons or us a judgment obtained in a U.S. court predicated upon the civil liability provisions of U.S. federal securities laws or other U.S. laws. In addition, while statutory provisions exist in Ontario for derivative actions to be brought in certain circumstances, the circumstances in which a derivative action may be brought, and the procedures and defenses that may be available in respect of any such action, may be different than those of shareholders of a company incorporated in the United States.

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

We may issue and sell additional equity securities in subsequent offerings (including through the sale of securities convertible into equity securities and/or in connection with conversions or exchanges to retire outstanding debt). In addition, we are required to issue Canopy Shares pursuant to certain of our agreements. For example, we may issue additional Canopy Shares to satisfy any deferred and/or option exercise payments to the shareholders of Wana and Jetty. We cannot predict the size of future issuances of equity securities or the size and terms of future issuances of debt instruments or other securities convertible into equity securities or the effect, if any, that future issuances and sales of our securities will have on the market price of the Canopy Shares, including up to 10,951,546 Canopy Shares that may be issued in the future in connection with the closing of the Acreage Arrangement.

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

Exercises of presently outstanding share options or warrants may also result in dilution to security holders. For example, as of May 28, 2024, we had outstanding:

•
2,292,947 warrants exercisable into 2,292,947 Canopy Shares at an exercise price of US$13.50 per Canopy Share until September 19, 2028;
•
763,840 warrants exercisable into 763,840 Canopy Shares at an exercise price of US$4.83 per Canopy Share until January 19, 2029;
•
6,248,910 warrants exercisable into 6,248,910 Canopy Shares at an exercise price of US$4.83 per Canopy Share from July 19, 2024 until July 19, 2029; and
•
3,350,430 warrants exercisable into 3,350,430 Canopy Shares at an exercise price of $16.18 per Canopy Share until May 14, 2029.

Exercises of these warrants will result in dilution to our shareholders. In addition, sales of the Canopy Shares underlying these warrants could adversely affect the prevailing market price of the Canopy Shares. A decline in the market prices of the Canopy Shares could impair our ability to raise additional capital through the sale of securities should we desire to do so.

The Exchangeable Shares have different rights from the Canopy Shares and there may never be a trading market for the Exchangeable Shares.

Our shareholders now have the option to convert their Canopy Shares into Exchangeable Shares in accordance with their terms. There are important differences between the rights of the Canopy Shares and the Exchangeable Shares. While each Exchangeable Share is convertible into a Canopy Share, the Exchangeable Shares do not carry voting rights, rights to receive dividends or other rights upon dissolution of Canopy Growth. For example, holders of Exchangeable Shares are not able to exercise voting rights at meetings of shareholders and will not receive distributions if dividends are declared by our Board. The differences between the rights of holders of the Exchangeable Shares and Canopy Shares are significant and may materially and adversely affect the market value of your investment.

Presently, there are no plans to list the Exchangeable Shares on a securities exchange or in the over-the-counter market, and there is not expected to be a market for trading of the Exchangeable Shares. Thus, persons holding Exchangeable Shares will likely have no ability to sell their Exchangeable Shares and will likely have to exchange them for Canopy Shares in order to have any liquidity. In addition, any sale of Exchangeable Shares will require the holder thereof to deliver a certification to us that such holder reasonably believes that such transfer is occurring in compliance with the Canadian take-over bid requirements as though the Exchangeable Shares were voting securities or equity securities of the Company (the “Shareholder Certification”).

Future sales of the Canopy Shares and/or Exchangeable Shares by the CBI Group could cause the market price for the Canopy Shares to fall.

The CBI Group holds a significant number of Exchangeable Shares, is not contractually committed to maintaining an equity stake in us nor are they contractually limited from (i) selling their Exchangeable Shares; provided that any sale of their Exchangeable Shares will require the holder of such Exchangeable Shares to deliver the Shareholder Certification or (ii) converting their Exchangeable Shares into Canopy Shares. Subject to compliance with applicable securities laws, the CBI Group may convert some or all of their Exchangeable shares into Canopy Shares at any time and sell some or all of their Canopy Shares underlying such

Exchangeable Shares at any time. Such sales, or the market perception of such sales, could significantly reduce the market price of the Canopy Shares. We cannot predict the effect, if any, that future public sales of Canopy Shares beneficially owned by the CBI Group or the availability of these Canopy Shares for sale will have on the market price of the Canopy Shares. If the market price of the Canopy Shares were to drop as a result, this might impede our ability to raise additional capital and might cause a significant decline in the value of the investments of our other shareholders.

The intentions of the CBI Group regarding its long-term economic ownership of Exchangeable Shares and/or Canopy Shares are subject to change as a result of changes in the circumstances of the CBI Group or its affiliates, changes in our management and operation and changes in laws and regulations, market conditions and our financial performance.

The CBI Group, our single largest shareholder and the sole holder of Exchangeable Shares, has the ability to convert its Exchangeable Shares into our common shares and accordingly, may be in a position to exercise significant influence over us.

The CBI Group may have the ability to exercise significant influence over us if they convert their Exchangeable Shares into Canopy Shares and, if they were to do so, as of May 28, 2024, would hold approximately 25.6% of the issued and outstanding Canopy Shares on a non-diluted basis. Accordingly, in light of such beneficial ownership, the CBI Group is in a position to exercise significant influence over us, including matters affecting shareholders or requiring shareholder approval, such as the election of directors, change of control transactions, amendments to our articles and bylaws and the determination of other significant corporate actions. Additionally, upon potential conversion of the Exchangeable Shares held by the CBI Group into Canopy Shares, the CBI Group’s significant voting interest in us may discourage transactions involving a change of control of us, including transactions in which an investor, as a shareholder, might otherwise receive a premium for its Canopy Shares over the then-current market price.

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

Natural disasters, pandemic outbreaks, boycotts and geopolitical events or acts of terrorism could adversely affect our operations and financial results.

The occurrence of one or more natural disasters, such as hurricanes, floods and earthquakes, unusually adverse weather, pandemic or epidemic outbreaks, of highly communicable diseases or viruses, boycotts and geopolitical events, such as civil unrest in countries in which our operations are located and acts of terrorism, or similar disruptions could adversely affect our business, financial condition, results of operations and growth prospects. These events could result in physical damage to one or more of our properties, increases in fuel or other energy prices, the temporary or permanent closure of one or more of our facilities, the temporary lack of an adequate workforce in a market, the temporary or long-term disruption in the supply of products from suppliers, the temporary disruption in the transport of goods, delay in the delivery of goods to our facilities, and disruption to our information systems. Such events could also adversely impact consumer sentiment, reduce demand for consumer products like ours and cause general economic slowdown. These factors could otherwise disrupt our operations and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to environmental, social and governance matters, which could expose us to numerous risks.

We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, Canadian securities regulators, Nasdaq, the TSX and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity. In addition, increasingly regulators, customers, investors, employees and other stakeholders are focusing on environmental, social and governance (“ESG”) matters and related disclosures. For example, in Canada, we are required to comply with the Fighting Against Forced Labour and Child Labour in Supply Chains Act, which came into force on January 1, 2024. Under the provisions of this legislation, corporate entities that meet certain criteria are required to examine their supply chains and file public reports to the Minister of Public Safety and Emergency Preparedness on measures they have taken to identify, address and reduce the risk that forced labour, prison labour and child labour are used in their supply chains, such report must be submitted before May 31st of each year starting in 2024. Other mandatory ESG-related disclosures include the Conflict Minerals Reporting in U.S. and the Modern Slavery Act in the UK. There are also a number of voluntary reporting schemes that provide a framework to report ESG-related information. Failure to comply with these rules and regulations could have a material adverse effect on the Company’s reputation, business, results of operations and financial condition.

These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on initiatives within the scope of ESG, and collecting, measuring and reporting ESG related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s recently adopted climate-related reporting requirements, and similar proposals by other international regulatory bodies. We may also communicate certain initiatives and goals, regarding environmental matters, diversity, responsible sourcing and social investments and other ESG related matters, in our SEC filings, Canadian public filings or in other public disclosures. These initiatives and goals within the scope of ESG could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Further, statements about our ESG related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our initiatives or goals within the scope of ESG on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.

We may be unable to obtain insurance coverage at acceptable rates and there may be coverage limitations and other exclusions which may not be sufficient to cover our potential liabilities.

While we have insurance to protect our assets, operations and employees, such insurance is subject to deductibles, coverage limits and exclusions and may not be available or adequate for the risks and hazards to which we are exposed in our current state of operations. For example, certain wholesalers, distributors, retailers and other service providers may require suppliers of hemp products to provide indemnification in connection with such products, which may not be covered by insurance. No assurance can be given that insurance will be adequate to cover our liabilities or will be generally available in the future or, if available, that premiums and deductibles will be commercially justifiable. If we were to incur substantial liability claims and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur such liability at a time when we are not able to obtain liability insurance, our business, financial condition, results of operations and growth prospects may be adversely affected.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity

The Company’s Audit Committee is responsible for overseeing the Company’s internal controls including oversight over our risk management program and cybersecurity. Management is responsible for the day-to-day administration of the Company’s risk management program and its cybersecurity policies, processes, and practices. The Company’s cybersecurity policies, standards, processes, and practices are based on recognized frameworks established by the National Institute of Standards and Technology and the International Organization for Standardization and are standalone from the Company’s overall risk management system and processes. The Company seeks to address all material cybersecurity threats through a company-wide approach that addresses the confidentiality, integrity, and availability of the Company’s information systems or the information that the Company collects and stores, by assessing, identifying and managing cybersecurity issues as they occur.

Cybersecurity Risk Management and Strategy

The Company’s cybersecurity risk management strategy focuses on several areas:

•
Identification and Reporting: The Company has implemented a comprehensive, cross-functional approach to identifying, and managing material cybersecurity threats and incidents. The Company’s program includes controls and procedures to properly alert, identify, scope, triage, escalate, contain, eradicate mitigate and recover from cybersecurity incidents by providing management visibility and to enable management to take action with respect to reporting of material incidents in a timely manner.
•
Technical Safeguards: Our program consists of layered defenses to enhance resiliency within the system to prevent, detect and respond to any incidents. Our perimeter security incudes but is not limited to, proactive threat intelligence via our security partners, firewalls, end-point security agents, email security, vulnerability assessments and scans, proactive patching, and privileged access management. Our detection capabilities include event logging and monitoring such as unsuccessful login attempts, escalated privilege attempts, anomaly detection. Our response capabilities are supplemented by a 3rd party incident response retainer to assist us in the event of an incident, Security playbooks, and recovery procedures also form part of our incident response capabilities. We do conduct Red Team/ Blue Team exercises with 3rd parties to help us assess our resiliency and the performance of our capabilities. We have also implemented various technical safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including: firewalls, intrusion prevention and detection systems, anti-malware functionality, and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence, as well as outside audits and certifications.
•
Incident Response and Recovery Planning: The Company has established and maintains a comprehensive incident response, business continuity, and disaster recovery plans designed to address the Company’s response to a cybersecurity incident. The Company conducts regular tabletop exercises to test these plans and ensure personnel are familiar with their roles in a response scenario.
•
Third-Party Risk Management: The Company maintains a comprehensive, risk-based approach to identifying and overseeing material cybersecurity threats presented by third parties, including vendors, service providers, and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact our business in the event of a material cybersecurity incident affecting those third-party systems.

•
Education and Awareness: The Company provides regular, mandatory training for all levels of employees regarding cybersecurity threats as a means to equip the Company’s employees with effective tools to address cybersecurity threats, and to communicate the Company’s evolving information security policies, standards, processes, and practices.

The Company conducts periodic assessment and testing of the Company’s policies, standards, processes, and practices in a manner intended to address cybersecurity threats and events. The results of such assessments, audits, and reviews are published in monthly cybersecurity dashboards that are shared with our CFO. On the basis of the monthly report, the CFO with the support of the VP, Information Technology evaluate and report to the Audit Committee. We review and train our employees on our cybersecurity policies, standards, processes, and practices annually or more frequently depending on needs identified within the monthly cybersecurity dashboards.

Governance

The Audit Committee oversees the Company’s risk management program, including the management of cybersecurity threats. The Audit Committee receives prompt and timely information regarding any cybersecurity risk that meets pre-established reporting thresholds, as well as ongoing updates regarding any such risk. On an annual basis, the Audit Committee discusses the Company’s approach to overseeing cybersecurity threats with the Company’s CFO and other members of senior management.

The VP, Information Technology, in coordination with our senior management team, including the CFO, work collaboratively to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any material cybersecurity incidents in accordance with the Company’s incident response and recovery plans. To facilitate the success of the Company’s cybersecurity program, cross-functional teams throughout the Company address cybersecurity threats and respond to cybersecurity incidents. Through ongoing communications with these teams, senior management are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time, and report such threats and incidents to the Audit Committee when appropriate.

The VP, Information Technology has been with our Company for over five years in the roles of Director, Global IT Engineering & Sr Director, Global IT Engineering. Prior to joining our Company, the VP, Information Technology was the founder, President and CEO of RjR Innovations, a North American industry leader in IT Service Management. Throughout his 27-year career within the Information Technology industry, he has been an ITIL Best Practice Conference Speaker & Keynote Speaker at several events. The VP, Information Technology is supported by the Senior Director Cybersecurity & IT Risk who has over ten years in a senior cybersecurity leadership role. He holds certifications in CISM (Certified Information Security Manager) from ISACA and PCIP (Payment Card Industry Professional) from the PCI Security Standards Council.

Material Effects of Cybersecurity Incidents

Risks from cybersecurity threats, have not materially affected and are not reasonably likely to materially impact our operations materially, including our business strategy, results of operations, or financial condition.

Item 2. Properties.

Our corporate headquarters is located in Smiths Falls, Ontario, Canada. Our primarily cultivation facilities are located in Ontario and British Columbia. Online, Canopy Growth CBD products are purchased by consumers on marthastrewartcbd.com which ship direct to consumers in all CBD permissible U.S. states. Outside Canada and the United States, in addition to our material properties described below, we maintain corporate office space for the European market in Sankt Leon-Rot, Germany. Further, the corporate offices and production facility of Storz & Bickel are located in Tuttlingen, Germany.

We believe that our facilities, taken as a whole, are in good condition and working order. Within our global cannabis and other consumer products segments, we believe we have adequate capacity to meet our current needs for the foreseeable future.

During the year ended March 31, 2024, we reorganized our operations and consolidated or wound down some of our properties. As of March 31, 2024, our material owned or leased properties consisted of the following:

Facility Location	Type	Segment	Property Owned/Leased	Utilization (Full or Partial)
CANADA
Smiths Falls, Ontario	Production / processing, Manufacturing, Distribution, R&D, Corporate Licensed for cultivation	Canada Cannabis	Owned, subject to mortgage in favor of Wilmington Trust, National Association, in connection with the Credit Facility	Full
Kincardine, Ontario	Cultivation	Canada Cannabis	Owned, subject to mortgage in favor of Wilmington Trust, National Association, in connection with the Credit Facility	Full
Kelowna, British Columbia	Cultivation	Canada Cannabis	Owned	Full
EUROPE
Tuttlingen, Germany	Manufacturing (Storz & Bickel)	Storz & Bickel	Owned	Full

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

On May 23, 2023, an ostensible shareholder commenced a putative class action (Turpel v. Canopy Growth Corporation, et al., Case No. 1:23-cv-043022-PAE) against the Company and two of its officers in the U.S. District Court for the Southern District of New York on behalf of persons and entities that purchased or otherwise acquired the Company’s securities between May 31, 2022 and May 10, 2023, alleging violations of U.S. federal securities laws. Two similar cases were subsequently filed, captioned as Kantner v. Canopy Growth Corporation, et al., Case No. 1:23-cv-06266-PAE and Allen v. Canopy Growth Corporation, et al., Case No. 1:23-cv-05891-PAE. On November 30, 2023, the U.S. District Court for the Southern District of New York consolidated the Turpel, Kantner and Allen actions (captioned as “In re Canopy Growth Securities Litigation, No. 23-cv-04302”) and appointed Chen Li as lead plaintiff. On January 22, 2024, the lead plaintiff filed a first amended complaint against the Company and certain of its current and former officers, alleging claims on behalf of persons and entities that purchased or otherwise acquired the Company’s securities between November 5, 2021 and June 22, 2023. The first amended complaint alleges that the Company made false or misleading statements and omissions regarding BioSteel’s revenue, performance and operations, and the Company’s internal controls over accounting and financial reporting in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The lead plaintiff seeks an unspecified amount of damages, attorneys’ fees and costs, and other relief. The Company filed a motion to dismiss the first amended complaint on March 7, 2024. The lead plaintiff filed an opposition to the Company’s motion to dismiss on March 28, 2024 and the Company filed a reply in support of its motion to dismiss on April 11, 2024. The motion to dismiss is pending.

On January 18, 2024, a follow-on derivative shareholder lawsuit, captioned Press v. Schmeling et al., was filed in the Supreme Court of the State of New York by ostensible shareholder Denise Press on behalf of Canopy Growth Corporation against the Company’s directors and certain of its officers based on substantially the same allegations as those alleged in the In re Canopy Growth Securities Litigation described above. The complaint asserts claims for breach of fiduciary duties, gross mismanagement, waste of corporate assets, unjust enrichment, and insider trading, and seeks damages, attorneys’ fees and costs, and equitable relief. On March 22, 2024, the parties entered into a stipulation to stay all proceedings in the action until a decision is rendered on the motion to dismiss in the related Turpel securities class action. On March 26, 2024, the parties filed the executed stipulation and proposed order staying the action with the court.

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

The plaintiff alleges that the Company’s disclosures contained misrepresentations within the meaning of the Securities Act (Ontario), that certain officers authorized, permitted, or acquiesced in the release of the impugned disclosures, that the Company and one of its officers acted in a manner that was oppressive or unfairly prejudicial to the proposed class members by failing to remedy alleged deficiencies in the Company’s internal controls, and that all of the defendants are liable for damages to the putative class. The action seeks an unspecified amount of damages, interest, legal fees, and the costs of administering a plan of distribution of the recovery. The Company denies the alleged misconduct and liability for all claims asserted, believes that the defendants have meritorious defenses to the lawsuit, and expects to vigorously defend the claims, although the Company cannot predict when or how it will be resolved or estimate what the potential loss or range of loss would be, if any. The Company was also named in two other putative class proceedings that were commenced between May 2023 and July 2023 in the Ontario Superior Court of Justice regarding allegations that the Company’s disclosures contained misrepresentations. However, on November 10, 2023, the Ontario Superior Court of Justice decided a carriage motion staying those actions (Leonard v. Canopy Growth Corporation et al., Court File No. CV-23-00702281-00CP and Twidale v. Canopy Growth Corporation et al., Court File No. CV-23-00700135-00CP), and allowing Dziedziejko v. Canopy Growth Corporation et al., Court File No. CV-23-00701769-00CP to proceed to a class certification hearing of the plaintiff’s motions for leave to proceed under the Securities Act and class certification. Those motions are scheduled to be heard in September 2025.

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

In May 2023, in connection with the Company’s internal review of the financial reporting matters related to BioSteel, as previously disclosed in the Company’s Current Report on Form 8-K and material change report filed on May 10, 2023 (the “BioSteel Review”), the Company voluntarily self-reported to the SEC that the timing and amount of revenue recognition in the BioSteel segment were under review. As a result of self-reporting the BioSteel Review, the Company is the subject of an ongoing investigation in connection with the BioSteel Review. Although the Company is fully cooperating with the investigation and continues to voluntarily respond to requests in connection with this matter, it cannot predict when such matters will be completed or the outcome and potential impact. Any remedial measures, sanctions, fines or penalties, including, but not limited to, financial penalties and awards, injunctive relief and compliance conditions, imposed on the Company in connection with this matter could have a material adverse impact on our business, financial condition and results of operations. See “Risk Factors—Risks Related to Our Growth Strategy—As a result of self-reporting the BioSteel Review, the Company is the subject of an investigation in connection with the BioSteel Review, and it cannot predict the timing of developments, and any adverse outcome of these continuing matters could have a material adverse effect on the Company” under Item 1A of this Annual Report.

On December 29, 2023, a Request for Arbitration was made identifying the Company, one of its subsidiaries, and another entity as respondents. The Claimant seeks damages in the amount of USD $32,666,667 against the respondents based on alleged breaches of a Share Purchase Agreement (“SPA”), including breaches of the duty of good faith and honest performance in relation to certain milestone payments in the SPA. The Company denies the allegations, believes that the respondents have meritorious defenses, and expects to vigorously defend the claims, although the Company cannot predict when or how the arbitration will be resolved.

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

Holders

As of May 28, 2024, there were approximately 521 holders of record of Canopy Shares. This number of holders of record does not represent the actual number of beneficial owners of Canopy Shares because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Dividends

As of the date of this Form 10-K, we have not declared any dividends or made any distributions on the Canopy Shares. Furthermore, we have no current intention to declare dividends on the Canopy Shares in the foreseeable future. Any decision to pay dividends on the Canopy Shares in the future will be at the discretion of our board of directors and will depend on, among other things, our results of operations, current and anticipated cash requirements and surplus, financial condition, any contractual restrictions and financing agreement covenants, our ability to meet solvency tests imposed by corporate law and other factors that our board of directors may deem relevant.

Recent Sales of Unregistered Securities

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Persons

We did not purchase any of the Canopy Shares during the three months ended March 31, 2024.

Item 6. Reserved.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This Management’s Discussion and Analysis of our financial condition and results of operations (“MD&A”), which should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8 of this Form 10-K (the “Financial Statements”), provides additional information on our business, current developments, financial condition, cash flows and results of operations. It is organized as follows:

•
Part 1 - Business Overview. This section provides a general description of our business, which we believe is important in understanding the results of our operations, financial condition, and potential future trends.
•
Part 2 - Results of Operations. This section provides an analysis of our results of operations for (1) fiscal 2024 in comparison to fiscal 2023; and (2) fiscal 2023 in comparison to fiscal 2022.
•
Part 3 - Financial Liquidity and Capital Resources. This section provides an analysis of our cash flows and outstanding debt and commitments for fiscal 2024. Included in this analysis is a discussion of the amount of financial capacity available to fund our ongoing operations and future commitments.
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

In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Part 1, Item 1A, “Risk Factors” in this Form 10-K.

Part 1 - Business Overview

We are a world-leading cannabis company which produces, distributes, and sells a diverse range of cannabis and cannabis related products. Cannabis products are principally sold for adult-use and medical purposes under a portfolio of distinct brands. Our core operations are in Canada, Europe and Australia and we hold a significant non-controlling, non-voting interest in an entity that participates in the sale of cannabis and hemp derived products in the United States.

Using a consumer-driven approach, our portfolio delivers diverse products that offer experiences for occasions our consumers seek. Our mainstream and premium branded product portfolio includes multiple cannabis formats, such as high-quality dried flower, oils, softgel capsules, infused beverages, edibles and topical formats, as well as vaporizer devices, in addition to cannabis accessories, designed to meet the needs of consumers worldwide.

Our cannabis cultivation operations are focused in two facilities, our greenhouse facility in Kincardine, Ontario and the DOJA facility in Kelowna, British Columbia. We believe that the cultivation capacity in the Kincardine facility and the DOJA facility, as well as externally sourced cannabis flower supply can meet the current demand for our premium dried flower. The receipt of EU GMP certification at the Kincardine facility enables Canopy Growth to continue exporting certified medical cannabis to medical markets in Europe as well as other medical cannabis markets around the world.

Our licensed operational capacity in Canada includes advanced manufacturing capability for oil and softgel encapsulation, PRJ (infused and non-infused), and hash production, which is primarily completed at our Smiths Falls, Ontario facility. Through our in-house manufacturing capabilities of adult-use cannabis products, we can process and package bulk cannabis flower, PRJ and vape products, whether internally or externally sourced, into high quality cannabis products. Our remaining products are manufactured through an adaptive third-party sourcing model for all cannabis beverages, edibles, and extracts. We are confident that our production and manufacturing capabilities and know-how are sufficient to meet the diverse needs of our adult-use and medical cannabis consumers in Canada.

Today, we are a leader in the adult-use market in Canada where we offer a broad portfolio of brands and products and continue to expand our portfolio to include new innovative cannabis products and formats. We maintain agreements to supply all Canadian provinces and territories with our adult-use products for sale through their established retail distribution systems. Through the

Spectrum Therapeutics website, patients who have registered with Spectrum Therapeutics are able to purchase products online and have them shipped directly to the address indicated on their registration document. We have developed several programs to improve access to medical cannabis for authorized patients through income-tested compassionate pricing program whereby eligible low-income patients may obtain a 20% discount on regular prices of medical cannabis. We also provide support through our customer care team to help patients identify if their medication is covered under the growing number of private health plans that have a medical cannabis component.

Our Canopy Medical and Spectrum Therapeutics brands continue to serve the medical market in Europe and Australia. Our European medical cannabis business operates in accordance with the specific regulatory framework in place in the relevant jurisdictions, including supplying EU Good Manufacturing Practices (“GMP”) compliant pharmaceutical products. In Australia, Spectrum Therapeutics continues to support Australian medical patients through imported products.

We also offer a variety of health and wellness hemp-derived CBD products under our Martha Stewart CBD brand, in addition, to the premier herbal vaporizer product under the Storz & Bickel® (“Storz & Bickel”) brand.

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

Segment Reporting

Prior to the three months ended September 30, 2022, the Company had the following two reportable segments: (i) global cannabis; and (ii) other consumer products. Following the completion of certain restructuring actions which were initiated in the three months ended March 31, 2022, and which were aligned with the Company's strategic review of its business, the Company has changed the structure of its internal management financial reporting. Accordingly, since the three months ended September 30, 2022, the Company began reporting its financial results for the following four reportable segments:

•
Canada cannabis - includes the production, distribution and sale of a diverse range of cannabis, hemp and cannabis-related products in Canada pursuant to the Cannabis Act;
•
International markets cannabis - includes the production, distribution and sale of a diverse range of cannabis and hemp products internationally pursuant to applicable international legislation, regulations and permits. Priority markets include medical cannabis in Australia and Europe where the Company offers branded high-quality flower, oil and extract products under our recognized Spectrum Therapeutics and Canopy Medical brands, as well as our Storz & Bickel line of medically approved vaporizers in Australia;
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

Recent Developments

Canopy USA

As described above in Item 1 (Business) of this Annual Report, Canopy Growth has implemented the Reorganization Amendments and the Additional Reorganization Amendments and Canopy USA subsequently completed the first tranche closing of the Trust Transaction and exercised the Wana Options and the Jetty Options, such that we will not consolidate the financial results of Canopy USA as of April 30, 2024. Following the implementation of the Reorganization, Canopy USA was determined to be a variable interest entity pursuant to ASC 810 - Consolidations ("ASC 810") and prior to the completion of the Reorganization Amendments and the Additional Reorganization Amendments, Canopy Growth was determined to be the primary beneficiary of Canopy USA. As a result of such determination and in accordance with ASC 810, Canopy Growth consolidated the financial results of Canopy USA at March 31, 2024.

Refinancing of $100.0 Million of Canopy Notes Due in 2023

On April 13, 2023, we entered into an exchange agreement (the “April 2023 Exchange Agreement”) with Greenstar in order to acquire and cancel $100.0 million aggregate principal amount of our outstanding Canopy Notes. Pursuant to the April 2023 Exchange Agreement, we agreed to acquire and cancel $100.0 million aggregate principal amount of the Canopy Notes held by Greenstar in exchange for: (i) a cash payment to Greenstar in the amount of the unpaid and accrued interest owing under the Canopy Notes held by Greenstar; and (ii) a promissory note of $100.0 million maturing December 31, 2024 bearing interest at a rate of 4.25% per annum, payable in cash on maturity (the “CBI Note”). As a result, Greenstar no longer holds any Canopy Notes. On April 18, 2024, the CBI Note was cancelled in connection with the Note Exchange (as defined below).

Equitization of $12.5 Million of Canopy Notes Due in July 2023

On June 29, 2023, we entered into privately negotiated exchange agreements with certain holders (the "Noteholders") of the Canopy Notes to acquire and cancel $12.5 million aggregate principal amount of the Canopy Notes from the Noteholders in exchange for cash, including accrued and unpaid interest owing under the Canopy Notes, and the issuance of approximately 2.43 million Canopy Growth common shares.

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

Maturity of Canopy Notes Due in July 2023

On July 13, 2023, we entered into privately negotiated redemption agreements with certain Noteholders of our Canopy Notes, pursuant to which approximately $193 million aggregate principal amount of the outstanding Canopy Notes held by such Noteholders were redeemed (the "Redemption") on the applicable closing date for: (i) an aggregate cash payment of approximately $101 million; (ii) the issuance of 9.04 million Canopy Growth common shares; and (iii) the issuance of approximately $40.4 million aggregate principal amount of newly issued unsecured non-interest bearing convertible debentures (the "Debentures"). Following the Redemption, we settled the remaining aggregate principal amount owing under the outstanding Canopy Notes and, as of the maturity date, there were no Canopy Notes outstanding.

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

On February 21, 2024, the Company repurchased additional outstanding principal amounts under the Credit Facility (the "Fourth Quarter 2024 Paydown"). The Fourth Quarter 2024 Paydown resulted in an aggregate principal reduction of $31,078 (US$23,000) for a cash payment of $27,970 (US$20,700).

September 2023 Private Placement – Unit Offering

On September 18, 2023, we entered into subscription agreements (the “Subscription Agreements”) with certain institutional investors (the “Investors”). Pursuant to the terms of the Subscription Agreements, we issued 2,292,947 units (after giving effect to the Share Consolidation) of the Company (the “Units”) to the Investors at a price per Unit of US$10.90 (after giving effect to the Share Consolidation) for aggregate gross proceeds of approximately $33.7 million (US$25.0 million) (the “Unit Offering”). Each Unit is comprised of one Canopy Growth common share and one common share purchase warrant (a “Warrant”). Each Warrant entitles the holder to acquire one Canopy Growth common share at a price per share equal to US$13.50 (after giving effect to the Share Consolidation) for a period of five years from the date of issuance. The Unit Offering closed on September 19, 2023.The Investors also held an over-allotment option to acquire up to an additional 2,292,947 Units (after giving effect to the Share Consolidation) at a price per Unit of US$10.90 (after giving effect to the Share Consolidation) for aggregate gross proceeds of approximately US$25.0 million at the discretion of the Investors at any time on or before November 2, 2023 (the “Over-Allotment Option”). The Over-Allotment Option was not exercised by the Investors and expired on November 2, 2023.

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

Special Shareholder Meeting

Canopy Growth held a special meeting of shareholders on April 12, 2024 (the “Meeting”) at which Canopy Growth shareholders approved a special resolution authorizing an amendment to its articles of incorporation, as amended (the “Amendment Proposal”), in order to: (i) create and authorize the issuance of an unlimited number of a new class of non-voting and non-participating exchangeable shares in the capital of Canopy Growth (the “Exchangeable Shares”); and (ii) restate the rights of the Company’s common shares to provide for a conversion feature whereby each common share may at any time, at the option of the holder, be converted into one Exchangeable Share. The Exchangeable Shares do not carry voting rights, rights to receive dividends or other rights upon dissolution of Canopy Growth but are convertible into common shares.

CBI Exchange and Note Exchange

On April 18, 2024, Greenstar and CBG exchanged all 17,149,925 common shares in the capital of the Company they collectively held for 17,149,925 Exchangeable Shares for no consideration (the “CBI Exchange”). As a result of the CBI Exchange, the CBI Group no longer holds any Canopy Growth common shares On April 18, 2024, the Company also entered into an exchange agreement (the “CBI Exchange Agreement”) with Greenstar, pursuant to which Greenstar converted approximately $81.2 million of the principal amount of the CBI Note into 9,111,549 Exchangeable Shares (the “Note Exchange), calculated based on a price per Exchangeable Share equal to $8.91. Pursuant to the terms of the CBI Exchange Agreement, all accrued but unpaid interest on the CBI Note together with the remaining principal amount of the CBI Note was cancelled and forgiven for no additional consideration by Greenstar. Following the closing of the Note Exchange, the CBI Note was cancelled.

In connection with the Reorganization, on October 24, 2022, Canopy Growth entered into a consent agreement with CBG and Greenstar (the “Third Consent Agreement”), and pursuant to the terms thereof, following the CBI Exchange, other than the Third Consent Agreement and the termination rights contained therein, all agreements between Canopy Growth and CBI, including the Second Amended and Restated Investor Rights Agreement dated as of April 18, 2019, by and among certain wholly-owned subsidiaries of CBI and Canopy Growth (the “Second Amended and Restated Investor Rights Agreement”), were terminated. Pursuant to the terms of the Third Consent Agreement, all nominees of CBI that were sitting on the board of directors of Canopy Growth immediately prior to the CBI Exchange resigned as directors of Canopy Growth.

Supreme Debt Exchange

On May 2, 2024, the Company entered into an exchange and subscription agreement (the “Exchange and Subscription Agreement”) with a single institutional investor (the “May 2024 Investor”) pursuant to which, among other things, the May 2024 Investor delivered to the Company approximately $27.5 million aggregate principal amount of outstanding unsecured convertible debentures of The Supreme Cannabis Company, Inc. (the “Supreme Cannabis”) and unsecured non-convertible debentures of Supreme Cannabis maturing in September 2025 held by the May 2024 Investor and paid the Company approximately US$50 million in exchange for the Company issuing to the May 2024 Investor (i) a new senior unsecured convertible debenture of the Company (the “May 2024 Convertible Debenture”) with an aggregate principal amount of $96.4 million maturing five years from the closing date (the “Closing Date”) of the transaction (the “Transaction”) and (ii) 3,350,430 common share purchase warrants (the “May 2024 Investor Warrants”) of the Company. Each May 2024 Investor Warrant entitles the holder to acquire one Canopy Share at an exercise price equal to $16.18 per Canopy Share for a period of five years from the Closing Date. The May 2024 Convertible Debenture bears interest at a rate of 7.50% per annum, payable in semi-annual payments in cash or, at the option of the Company, in Canopy Shares for the first four semi-annual interest payments after the Closing Date, subject to satisfaction of certain conditions, including the prior approval of the TSX.

The Exchange and Subscription Agreement granted the May 2024 Investor, for a period of four months from the Closing Date (the “Agreement ROFR Term”), a right of first refusal to subscribe for, and to be issued, as the sole investor in any proposed non-brokered private placement that the Company wishes to complete during the ROFR Term (the “Proposed Private Placement”); provided, however, that the May 2024 Investor shall subscribe for 100% of the Proposed Private Placement on the same terms and conditions contemplated in the Proposed Private Placement.

The May 2024 Convertible Debenture is convertible into Canopy Shares at the option of the May 2024 Investor at a conversion price equal to $14.38 per share. The May 2024 Convertible Debenture is subject to a forced conversion feature upon notice from the Company in the event that the average closing trading price of the Canopy Shares on the TSX exceeds $21.57 for a period of 10 consecutive trading days. In addition, pursuant to the terms of the May 2024 Convertible Debenture, for so long as the principal amount under the May 2024 Convertible Debenture remains outstanding (the “Debenture ROFR Term”), the Company granted the May 2024 Investor a right of first refusal to subscribe for, and to be issued, as an investor in any debt or equity financing that the Company wishes to complete during the Debenture ROFR Term (the “Proposed Financing”); provided, however, that the May 2024 Investor shall subscribe for 25% of the Proposed Financing on the same terms and conditions contemplated in the Proposed Financing.

In connection with the Transaction, the Company entered into a registration rights agreement with the May 2024 Investor, pursuant to which the Company agreed to file a registration statement with the SEC to register for resale the Canopy Shares underlying the May 2024 Convertible Debenture and May 2024 Investor Warrants as soon as reasonably practicable following the filing by the Company of this Annual Report on Form 10-K, but in no event later than 45 days after the Closing Date.

Factors Impacting our Business

We believe our future success will primarily depend on the following factors:

Building a North American Cannabis Powerhouse of Brands Through Exceptional Product Quality - The heart of our business is in North America with our roots in Canada and investments in the U.S. Our brands include some of the best-known brands in the cannabis space such as Tweed® (“Tweed”), DOJA, HiWay, Vert, 7ACRES, Maitri, Twd., Wana® (“Wana”), and Deep Space in our Canadian adult-use market, and Spectrum Therapeutics in the Canadian medical market. Additionally, our Storz & Bickel line of devices complement our suite of cannabis brands and products. As markets continue to evolve, we believe the role of brands will become even more prominent in the consumer’s desire for trustworthy products that deliver quality, consistency and experience. We are investing in our brands to continue being leaders in the market and strengthening their relationship with the consumer.

The establishment of Canopy USA has been a stepping stone towards maximizing the value of our previously held conditional U.S. THC investments through Canopy USA. Canopy USA’s powerhouse brands, including those held by Acreage, Wana and Jetty establish a foundation for us to participate in the world’s largest and fastest growing cannabis market. Canopy USA exercised its options to acquire Wana and Jetty on May 6, 2024. As of April 30, 2024, Canopy Growth has deconsolidated the financial results of Canopy USA and has a non-controlling interest in Canopy USA as of such date, which will be accounted for as an equity method (fair value) investment until such time as a Stock Exchange Permissibility Date occurs. Canopy Growth expects to disclose to investors the financial performance of Canopy USA in accordance with the requirements of Rule 3-09 of SEC Regulation S-X. Canopy USA is expected to generate revenues and cost synergies by leveraging its own premium brands, routes to market and operations, establishing a functioning U.S. cannabis ecosystem in its 23-state footprint.

Beyond the United States, we have taken significant steps towards building our Canadian business to drive profitability and maintain our position as one of Canada’s lasting cannabis producers by being steadfast on developing our route to market and fostering strong relationships along our supply chain.

Delivering Best-in-Class Service to Our Customers with Our Purpose-Built Route to Market – In addition to building our branded portfolio, we continuously pursue opportunities to be the partner of choice to our customers. In our core markets, we have invested in quality execution and distribution networks to drive consistent growth across our priority brands and products. Our North American sales team is the cornerstone of our route to market and positions us to foster a direct relationship with our customers. We understand that the success of our brands is only achievable with the support of customers, and we are committed to providing the highest level of service with our insights, education, efficiency, reliability and cost management.

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

Leveraging Our Disciplined Asset-Light Model – As the cannabis market continues to rapidly evolve, specialized businesses have emerged, allowing us to focus on our core strengths of building brands and strong routes to market. This has resulted in a strategic shift in our business plan involving a hybrid asset-light approach that leverages local and/or regional suppliers for raw materials to complement our owned operations. We have undertaken significant balance sheet actions to reduce costs and to optimize our operating footprint in order to achieve profitability and growth. With a steadfast commitment to the quality of our products and to all aspects of our worldwide operations, we are always looking for opportunities to deliver the right product, at the right time, at the right price, and from the right facility.

Driving to Maintain Our Leadership Position with Medical Cannabis Patients Worldwide - We are committed to the high-quality production of medical cannabis products and are equally committed to helping medical professionals confidently prescribe and patients to responsibly use our products. Our unwavering commitment to the safety and effectiveness of our products is a critical strategic imperative which also helps differentiate ourselves in the growing cannabis market. To remain successful, we consistently strive to make significant investments in our operations within Europe and are well-positioned to pursue international growth opportunities with our strong medical cannabis brands and distribution networks. We intend to fuel the demand for our EU GMP certified medical grade cannabis internationally with supply from within Europe and from our Canadian facilities. We will continue to maximize our existing routes to market to further our execution on our international growth plans, while leveraging our cannabis expertise and well-established medical brands.

Part 2 - Results of Operations

The results of operations presented below reports the financial performance of the continuing operations of Canopy Growth for the years ended March 31, 2024 and 2023. Further to Note 6 in the Company’s accompanying financial statements, the BioSteel segment results for all periods prior to the September 14, 2023 and November 16, 2023, being the effective dates of deconsolidation as a result of the CCAA Proceedings, are classified as discontinued operations and therefore are excluded from continuing operations. BioSteel's operating results for the years ended March 31, 2024, 2023, and 2022 and financial condition as of March 31, 2023 have been recast to conform to presentation as discontinued operations.

Discussion of Fiscal 2024 Results of Operations

The following table presents selected consolidated financial information for the years ended March 31, 2024 and 2023:

	Years ended March 31,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2024	2023	$ Change	% Change
Selected consolidated financial information:
Net revenue	$297,146	$333,253	$(36,107)	(11%)
Gross margin percentage	27%	(19%)	-	4,600 bps
Net loss from continuing operations	$(483,682)	$(3,080,430)	$2,596,748	84%
Net loss from continuing operations attributable to Canopy Growth Corporation	$(483,682)	$(3,078,533)	$2,594,851	84%
Basic and diluted loss per share from continuing operations[1,2]	$(6.47)	$(66.39)	$59.92	90%
[1] For the year ended March 31, 2024, the weighted average number of outstanding common shares, basic and diluted, totaled 74,787,521 (year ended March 31, 2023 - 46,372,441).
[2] Prior year share and per share amounts have been retrospectively adjusted to reflect the Share Consolidation, which became effective on December 15, 2023.

Net Revenue

We report net revenue in four segments: (i) Canada cannabis; (ii) international markets cannabis; (iii) Storz & Bickel; and (iv) This Works. Revenue derived from the remainder of our operations are included within “other”. The following table presents segmented net revenue for the years ended March 31, 2024 and 2023:

Net Revenue	Years ended March 31,
(in thousands of Canadian dollars)	2024	2023	$ Change	% Change
Canada cannabis
Canadian adult-use cannabis
Business-to-business[1]	$92,370	$95,026	$(2,656)	(3%)
Business-to-consumer	-	36,243	(36,243)	(100%)
	92,370	131,269	(38,899)	(30%)
Canadian medical cannabis[2]	61,346	55,798	5,548	10%
	$153,716	$187,067	$(33,351)	(18%)

International markets cannabis[3]	$41,312	$38,949	$2,363	6%
Storz & Bickel	$70,670	$64,845	$5,825	9%
This Works	$21,256	$26,029	$(4,773)	(18%)
Other	10,192	16,363	(6,171)	(38%)

Net revenue	$297,146	$333,253	$(36,107)	(11%)

[1]Reflects excise taxes of $40,115 and other revenue adjustments, representing our determination of returns and pricing adjustments, of $3,514 for the year ended March 31, 2024 (year ended March 31, 2023 - excise taxes of $43,071 and other revenue adjustments of $3,503).

[2] Reflects excise taxes of $6,673 for the year ended March 31, 2024 (year ended March 31, 2023 - $4,926).
[3] Reflects other revenue adjustments of $645 for the year ended March 31, 2024 (year ended March 31, 2023 - $8,569).

Net revenue was $297.1 million in fiscal 2024, as compared to $333.3 million in fiscal 2023. The year-over-year decrease is primarily attributable to: (i) the divestiture of our retail business in Canada in the third quarter of fiscal 2023; (ii) the divestiture of This Works in the third quarter of fiscal 2024; and (iii) a decrease in the Canada business-to-business channel. These decreases were partially offset by: (i) growth in Canada medical; (ii) growth in Storz & Bickel; and (iii) international markets cannabis sales growth.

Canada cannabis

Net revenue from our Canada cannabis segment was $153.7 million in fiscal 2024, as compared to $187.1 million in fiscal 2023.

Canadian adult-use cannabis net revenue was $92.4 million in fiscal 2024, as compared to $131.3 million in fiscal 2023.

•
Net revenue from the business-to-business channel was $92.4 million in fiscal 2024, as compared to $95.0 million in fiscal 2023. The year-over-year decrease is primarily attributable to lower sales volumes across our premium and value-priced categories which, for the value-priced category, is largely the result of a strategy shift. For the premium category, the decrease is primarily attributable to supply constraints resulting from shortages of in-demand flower. This decrease was partially offset by increased sales of our mainstream brands, primarily resulting from improved product attributes and new products introduced under the Tweed brand.
•
Revenue from the business-to-consumer channel was $nil in fiscal 2024, as compared to $36.2 million in fiscal 2023. The year-over-year decrease is attributable to the divestiture of our retail business in Canada in the third quarter of fiscal 2023.

Canadian medical cannabis net revenue was $61.3 million in fiscal 2024, as compared to $55.8 million in fiscal 2023. The year-over-year increase is primarily attributable to an increase in the average size of medical orders placed by our customers due largely to an increase in the percentage of insured customers, and a larger assortment of cannabis product choices offered to our customers. These factors were partially offset by a year-over-year decrease in the total number of medical orders, which was primarily related to the increasing number of adult-use cannabis retail stores across Canada.

International markets cannabis

International markets cannabis revenue was $41.3 million in fiscal 2024, as compared to $38.9 million in fiscal 2023. The year-over-year increase is attributable to growth in our global medical cannabis business in Australia, Germany, Poland, and Czech Republic. This increase was partially offset by: (i) a decline in our U.S. CBD business resulting from the continuing impact of our strategy shift to re-focus and refine our portfolio of product and brand offerings; and (ii) bulk cannabis sales in fiscal 2023, predominantly to a customer in an exited international market, which did not recur in fiscal 2024.

Storz & Bickel

Revenue from Storz & Bickel was $70.7 million in fiscal 2024, as compared to $64.8 million in fiscal 2023. The year-over-year increase is primarily attributable to the launch of a new portable vaporizer in the third quarter of fiscal 2024, expansion of our distribution and retail channels in the United States, and favorable foreign currency translation.

This Works

Revenue from This Works was $21.3 million in fiscal 2024, as compared to $26.0 million in fiscal 2023. The year-over-year decrease is primarily attributable to the completion of the This Works Divestiture on December 18, 2023.

Cost of Goods Sold and Gross Margin

The following table presents cost of goods sold, gross margin and gross margin percentage on a consolidated basis for the years ended March 31, 2024 and 2023:

	Years ended March 31,
(in thousands of Canadian dollars except where indicated)	2024	2023	$ Change	% Change
Net revenue	$297,146	$333,253	$(36,107)	(11%)

Cost of goods sold	$216,264	$396,782	$(180,518)	(45%)
Gross margin	80,882	(63,529)	144,411	227%
Gross margin percentage	27%	(19%)	-	4,600 bps

Cost of goods sold was $216.3 million in fiscal 2024, as compared to $396.8 million in fiscal 2023. Our gross margin was $80.9 million in fiscal 2024, or 27% of net revenue, as compared to a gross margin of $(63.5) million and gross margin percentage of (19%) of net revenue in fiscal 2023. The year-over-year increase in the gross margin percentage was primarily attributable to:

•
Improvement in our Canada cannabis segment, primarily attributable to: (i) the realized benefit of our cost savings program and strategic changes to our business that were initiated in the fourth quarter of fiscal 2023; (ii) a year-over-year decrease in write-downs of excess inventory; and (iii) opportunistic utilization of lower cost inputs.
•
A year-over-year decrease in restructuring charges, from $81.8 million in fiscal 2023 to a reversal of $1.0 million in fiscal 2024. In fiscal 2023, restructuring charges related primarily to inventory write-downs resulting from: (i) the strategic changes to our business that were initiated in the fourth quarter of fiscal 2022, including the shift to a contract manufacturing model for certain product format; and (ii) amounts deemed excess based on current and projected demand; and
•
Improvement in our international markets cannabis and This Works segments, primarily due to lower excess and obsolete inventory charges in fiscal 2024.

We report gross margin and gross margin percentage in four segments: (i) Canada cannabis; (ii) international markets cannabis; (iii) Storz & Bickel; and (iv) This Works. Gross margin and gross margin percentage associated with the remainder of our operations are included within “other". The following table presents segmented gross margin and gross margin percentage for the years ended March 31, 2024 and 2023:

	Years ended March 31,
(in thousands of Canadian dollars except where indicated)	2024	2023	$ Change	% Change
Canada cannabis segment
Net revenue	$153,716	$187,067	$(33,351)	(18%)
Cost of goods sold	128,820	282,358	(153,538)	(54%)
Gross margin	24,896	(95,291)	120,187	126%
Gross margin percentage	16%	(51%)		6,700 bps

International markets cannabis segment
Revenue	$41,312	$38,949	$2,363	6%
Cost of goods sold	24,630	42,271	(17,641)	(42%)
Gross margin	16,682	(3,322)	20,004	602%
Gross margin percentage	40%	(9%)		4,900 bps

Storz & Bickel segment
Revenue	$70,670	$64,845	$5,825	9%
Cost of goods sold	40,542	38,733	1,809	5%
Gross margin	30,128	26,112	4,016	15%
Gross margin percentage	43%	40%		300 bps

This Works segment
Revenue	$21,256	$26,029	$(4,773)	(18%)
Cost of goods sold	10,722	15,824	(5,102)	(32%)
Gross margin	10,534	10,205	329	3%
Gross margin percentage	50%	39%		1,100 bps

Other
Revenue	$10,192	$16,363	$(6,171)	(38%)
Cost of goods sold	11,550	17,596	(6,046)	(34%)
Gross margin	(1,358)	(1,233)	(125)	10%
Gross margin percentage	(13%)	(8%)		(500) bps

Canada cannabis

Gross margin for our Canada cannabis segment was $24.9 million in fiscal 2024, or 16% of net revenue, as compared to $(95.3) million in fiscal 2023, or (51%) of net revenue. The year-over-year increase in the gross margin percentage was primarily attributable to: (i) the realized benefit of our cost savings program and strategic changes to our business that were initiated in the fourth quarter of fiscal 2023; (ii) year-over-year decrease in write-downs of excess inventory; and (iii) opportunistic utilization of lower cost inputs.

International markets cannabis

Gross margin for our international markets cannabis segment was $16.7 million in fiscal 2024, or 40% of net revenue, as compared to $(3.3) million in fiscal 2023, or (9%) of net revenue. The year-over-year increase in the gross margin percentage is primarily attributable to an improvement in our U.S. CBD business, due primarily to the year-over-year decrease in restructuring charges, as we recorded charges of $8.2 million in fiscal 2023 relating to inventory write-downs resulting from strategic changes to our business. Further supporting the improved gross margin was a shift in the business mix to increased sales in Australia, Poland and Czech Republic.

Storz & Bickel

Gross margin for our Storz & Bickel segment was $30.1 million in fiscal 2024, or 43% of net revenue, as compared to $26.1 million in fiscal 2023, or 40% of net revenue. The year-over-year increase in the gross margin percentage is primarily attributable to lower input costs and a positive shift in product and channel mix.

This Works

Gross margin for our This Works segment was $10.5 million in fiscal 2024, or 50% of net revenue, as compared to $10.2 million in fiscal 2023, or 39% of net revenue. The year-over-year increase in the gross margin percentage is primarily attributable to lower excess and obsolete inventory charges.

Operating Expenses

The following table presents operating expenses for the years ended March 31, 2024 and 2023:

	Years ended March 31,
(in thousands of Canadian dollars)	2024	2023	$ Change	% Change
Operating expenses
General and administrative	$85,654	$113,595	$(27,941)	(25%)
Sales and marketing	76,145	137,342	(61,197)	(45%)
Research and development	4,611	21,718	(17,107)	(79%)
Acquisition, divestiture, and other costs	34,767	35,584	(817)	(2%)
Depreciation and amortization	28,252	34,278	(6,026)	(18%)
Selling, general and administrative expenses	229,429	342,517	(113,088)	(33%)

Share-based compensation expense	14,180	25,322	(11,142)	(44%)

Loss on asset impairment and restructuring	65,987	2,199,146	(2,133,159)	(97%)
Total operating expenses	$309,596	$2,566,985	$(2,257,389)	(88%)
Selling, general and administrative expenses

Selling, general and administrative expenses were $229.4 million in fiscal 2024, as compared to $342.5 million in fiscal 2023.

General and administrative expense was $85.7 million in fiscal 2024, as compared to $113.6 million in fiscal 2023. The year-over-year decrease is due primarily to the restructuring actions initiated in the fourth quarter of fiscal 2023, which included operational changes designed to align general and administrative costs with business objectives, and further streamline the organization to drive process-related efficiencies. We realized reductions relative to fiscal 2023, primarily in relation to: (i) compensation costs for finance, information technology, legal and other administrative functions; and (ii) a reduction in facilities and insurance costs.

Sales and marketing expense was $76.1 million in fiscal 2024, as compared to $137.3 million in fiscal 2023. The year-over-year decrease is primarily attributable to: (i) the divestiture of our retail business in Canada in the third quarter of fiscal 2023; (ii) the divestiture of This Works in the third quarter of fiscal 2024; (iii) cost reductions related to the previously-noted restructuring actions and cost savings programs, which resulted in a rationalization of our sales and marketing spending in certain areas of our business, particularly for our Canadian cannabis and U.S. CBD business, and a reduction in compensation costs.

Research and development expense was $4.6 million in fiscal 2024, as compared to $21.7 million in fiscal 2023. The year-over-year decrease is primarily attributable to cost reductions associated with the previously-noted restructuring actions and cost savings programs, as we: (i) continued to realize reductions in compensation costs and curtail research and development projects; and (ii) shifted to outsourced contract model for certain research and development projects.

Acquisition-related costs were $34.8 million in fiscal 2024, as compared to $35.6 million in fiscal 2023. In fiscal 2024, costs were incurred primarily in relation to:

•
Approximately $8.3 million of costs relating to the modification of the Credit Agreement that occurred in July 2023.
•
Approximately $10.7 million of legal and audit costs related to the restatement of our consolidated financial statements for the following previously filed periods: (i) audited consolidated financial statements for the fiscal year ended March 31, 2022, originally included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, and (ii) unaudited consolidated financial statements for the quarterly periods ended June 30, 2022, September 30, 2022 and December 31, 2022, originally included in the our Quarterly Reports on Form 10-Q for such quarterly periods, in connection with the correction of material misstatement arising from an internal review of financial reporting matters related to sales in the BioSteel business unit that were accounted for incorrectly, and the filing of our Annual Report on Form 10-K for the fiscal years ended March 31, 2023 and 2022 in June 2023;

•
The Reorganization of Canopy USA, including the Reorganization Amendments and the Additional Reorganization Amendments; and
•
Evaluating other potential opportunities.

Depreciation and amortization expense was $28.3 million in fiscal 2024, as compared to $34.3 million in fiscal 2023. The year-over-year decrease is primarily attributable to:

•
The previously-noted restructuring actions and cost savings programs, including the closure of certain of our Canadian facilities and other operational changes to implement cultivation-related efficiencies and improvements in the Canadian adult-use cannabis business; and
•
the divestiture of our retail business in Canada in the third quarter of fiscal 2023.

Share-based compensation expense

Share-based compensation expense was $14.2 million in fiscal 2024, as compared to $25.3 million in fiscal 2023. The year-over-year decrease is primarily attributable to the impact of our previously-noted restructuring actions, which resulted in forfeitures of stock options, restricted share units and performance units and results in lower relative expenses in future periods. While 2.4 million stock options were granted in the first quarter of fiscal 2024 and 1.5 million restricted share units were granted in the second quarter of fiscal 2024, the associated expense relating to both items partially offset the decrease noted.

Asset impairment and restructuring costs

Asset impairment and restructuring costs recorded in operating expenses were $66.0 million in fiscal 2024, as compared to $2.2 billion in fiscal 2023.

Loss on asset impairment and restructuring recorded in fiscal 2024 is primarily related to: (i) the Storz & Bickel goodwill and intangible asset impairment resulting from our annual impairment testing; (ii) the charges associated with the completion of the This Works Divestiture; and (iii) incremental impairment losses and other costs associated with the restructuring of our Canadian cannabis operations that were initiated in the three months ended March 31, 2023. These charges were offset by a gain on the sale of our production facility at 1 Hershey Drive in Smiths Falls, Ontario. The gain is due to the sale proceeds exceeding the carrying value that was previously impaired at March 31, 2023. Comparatively, in fiscal 2023, these costs included charges of $456.9 million related to restructuring actions and charges of $1.7 billion related to other asset impairments.

Other

The following table presents other income (expense), net, and income tax (expense) recovery for the years ended March 31, 2024 and 2023:

	Years ended March 31,
(in thousands of Canadian dollars)	2024	2023	$ Change	% Change
Other income (expense), net	(242,641)	(455,644)	213,003	47%
Income tax (expense) recovery	(12,327)	5,728	(18,055)	(315%)

Other income (expense), net

Other income (expense), net, was an expense amount of $242.6 million in fiscal 2024, as compared to an expense amount of $455.6 million in fiscal 2023. The year-over-year change of $213.0 million, decrease in expense, is primarily attributable to:

•
Decrease in non-cash income of $26.9 million related to fair value changes on the warrant derivative liability associated with the warrants held by CBI to acquire 3,845,444 common shares at a price of $766.80 per common share (the “Tranche B Warrants”). The income of $nil in fiscal 2024 is due to the warrant derivative liability being written down to $nil value in fiscal 2023 and the Tranche B Warrants being considered expired as of November 1, 2023. Comparatively, the income of $26.9 million is primarily attributable to a decrease of approximately 75% in our share price during fiscal 2023, further impacted by a shorter expected time to maturity of the Tranche B Warrants.
•
Decrease in non-cash income of $47.0 million related to fair value changes on the liability arising from the Acreage Arrangement, from income of $47.0 million in fiscal 2023 to $nil in fiscal 2024. The income amount recognized in fiscal 2023, associated with a decrease in the liability arising from the Acreage Arrangement to $nil during the first quarter of fiscal 2023, is primarily attributable to a decrease of approximately 61% in our share price during the first quarter of fiscal 2023, relative to a decrease of approximately 27% in Acreage’s share price during that same period. As a result, the model at June 30, 2022 reflected a lower estimated value of the Canopy Growth common shares expected to be issued at the exchange ratio of 0.03048 upon a Triggering Event, relative to the estimated value of the Fixed Shares expected to be acquired at that time; in the first quarter of fiscal 2023, this resulted in a change from a liability amount to an asset amount of $60.0 million in other financial assets. Fair value changes associated with the Acreage financial instrument asset is described below as part of the fair value changes on our other financial assets.

•
Change of $7.3 million related to the non-cash fair value changes on our debt, from an expense amount of $43.1 million in fiscal 2023 to an expense amount of $35.8 million in fiscal 2024. The year-over-year change, is primarily attributable to the fair value changes on the unsecured non-interest bearing convertible debentures, offset by the fair value change of the unsecured senior notes prior to redemption in July 2023, compared to the fair value change of the unsecured senior notes in fiscal 2023.
•
Increase of $12.7 million related to expenses associated with the settlement of our debt, from $0.6 million income in fiscal 2023 to $12.1 million expense in fiscal 2024. For fiscal year 2024, we recognized charges of $12.1 million, primarily in connection with the conversion of the Convertible Debentures (as described above under “Recent Developments”) into Canopy Growth common shares at a conversion price of 92.5% of the volume-weighted average price of our common shares during the three consecutive trading days ending on the business day immediately prior to the date of conversion and the Second Quarter 2024 Paydowns, Third Quarter 2024 Paydowns, and Fourth Quarter 2024 Paydowns which resulted in a principal reduction of $73,313 (US$54,491), $65,379 (US$48,532) and $31,078 (US$23,000), respectively, for a cash payment of $69,647 (US$51,766), $63,167 (US$46,902) and $27,970 (US$20,700), respectively, and included write-offs of the related deferred financing costs. These charges were partially offset by a gain recognized upon the second payment made in connection with the Paydown on April 17, 2023 (also as described above under “Recent Developments”), as we repaid $125.6 million (US$93.8 million) of the principal amount outstanding under the Credit Agreement at a discounted price of US$930 per US$1,000.
•
Decrease in non-cash income of $26.6 million related to fair value changes on acquisition related contingent consideration and other, from $38.9 million in fiscal 2023 to $12.3 million in fiscal 2024. These fair value changes relate primarily to the estimated deferred payments associated with our investment in Wana, with the fair value changes in both periods primarily associated with changes in expectations of future cash flows to be generated by Wana.
•
Decrease in interest expense of $20.8 million, from $126.2 million in fiscal 2023 to $105.4 million in fiscal 2024. The year-over-year decrease is primarily attributable to the paydown of our credit facility throughout fiscal 2024, offset by increases in interest rates in fiscal 2024 relative to fiscal 2023.
•
Decrease in interest income of $8.1 million, from $24.3 million in fiscal 2023 to $16.2 million in fiscal 2024. The year-over-year decrease is primarily attributable to the year-over-year combined decrease in our cash and cash equivalents and short-term investments balances, partially offset by higher interest rates in fiscal 2024 relative to fiscal 2023.
•
Decrease in non-cash expense of $299.3 million related to fair value changes on our other financial assets, from $424.1 million in fiscal 2023 to $124.8 million in fiscal 2023. The fiscal 2024 expense amount is primarily attributable to fair value decreases relating to our investments in:
•
The Wana financial instrument, in the amount of $83.2 million, primarily attributable to changes in expectations of future cash flows to be generated by Wana;
•
The Jetty financial instrument, in the amount of $15.1 million, primarily attributable to changes in expectations of future cash flows to be generated by Jetty;
•
The Acreage financial instrument, in the amount of $45.4 million. On a quarterly basis, we determine the fair value of the Acreage financial instrument using a probability-weighted expected return model, incorporating several potential scenarios and outcomes associated with the Acreage Amended Arrangement. The fair value decrease for fiscal 2024 is primarily attributable to a decrease of approximately 51% in our share price, relative to a decrease of approximately 49% in Acreage's share price during the same period. As a result, the model at March 31, 2024 reflects both a lower estimated value of the Canopy Growth common shares expected to be issued upon a Triggering Event, and a lower estimated value of the Acreage shares expected to be acquired at that time. In fiscal 2024, the relative share price movements resulted in a decrease in the value of the Acreage financial instrument.
•
The Hempco Debenture, in the amount of $15.8 million, primarily attributable to changes in expectations of future cash flows to be received.

These fair value decreases were partially offset by fair value increases primarily attributable to our investments in:

•
The TerrAscend Exchangeable Shares, in the amount of $26.9 million, primarily attributable to an increase of approximately 23% in TerrAscend’s share price during fiscal 2024; and
•
The New Warrants, in the amount of $6.6 million, primarily attributable to an increase of approximately 23% in TerrAscend’s share price during fiscal 2024.

Comparatively, the expense amount in fiscal 2023 was primarily attributable to fair value decreases relating to our investments in: (i) the TerrAscend Exchangeable Shares ($186.5 million); (ii) the secured debentures issued by TerrAscend Canada and Arise Bioscience and associated 22,474,130 TerrAscend warrants, being all of the previously issued TerrAscend warrants controlled by Canopy USA that were cancelled and exchanged for the New Warrants (such previously issued TerrAscend warrants, the “Prior Warrants”) (totaling $58.7 million); (iii) the New Warrants issued by TerrAscend ($7.0 million) and (iv) the TerrAscend Option ($4.7 million), which were all driven largely by a decrease of approximately 71% in TerrAscend’s share price in fiscal 2023. Additionally, the fair value of our investment in the Wana and Jetty financial instruments decreased $154.9 million and $19.9 million, respectively, due primarily to changes in expectations of the future cash flows to be generated by Wana and an increase in discount rates used in the valuation of both the Wana and Jetty financial instruments and the fair value of the Acreage TRA decreased by $38.0 million, due primarily to changes in estimates. The fair value decreases were partially offset by a fair value increase related to the Acreage financial instrument in the amount of $55.4 million.

Income tax (expense) recovery

Income tax expense in fiscal 2024 was $12.3 million, as compared to an income tax recovery of $5.7 million in fiscal 2023. In fiscal 2024, the income tax expense consisted of a deferred income tax expense of $12.0 million (compared to a recovery of $1.6 million in fiscal 2023) and current income tax expense of $0.3 million (compared to a recovery of $4.1 million in fiscal 2023).

The increase of $13.6 million in the deferred income tax expense is primarily a result of an increase due to the settlements of the Canopy Notes, net of recognition of losses for tax purposes, where the accounting criteria for recognition of an asset has been met.

The increase of $4.4 million in the current income tax expense arose primarily in connection with tax on income for tax purposes that could not be reduced by the group’s tax attributes in current taxation year, as compared to, legal entities that generated a loss for tax purposes during the prior taxation period, which loss was carried back to a prior taxation period to reduce that prior period’s income for tax purposes.

Restructuring, Asset Impairments and Related Costs

Fiscal 2024

Total restructuring, asset impairments and related costs of $65.0 million were recognized in fiscal 2024.

Restructuring and other charges totaling $(14.5) million were recognized in fiscal 2024 comprised of: (i) a gain on property, plant and equipment, (ii) reversal of inventory write-downs and other charges, (iii) reversal of contractual and other settlement costs, and (iv) employee-related costs and other restructuring costs. These charges relate to various incremental impairment losses and other costs associated with the restructuring of the Company's Canadian cannabis operations that were initiated in the three months ended March 31, 2023, in addition to continued evaluation of the Company's overall operations throughout fiscal 2024. The gain on property, plant and equipment was primarily driven by a gain on the sale of the Company's production facility at 1 Hershey Drive in Smiths Falls, Ontario.

Impairment charges totaling $79.5 million were recognized in fiscal 2024, comprised of: (i) goodwill impairment losses of $42.1 million relating to the Storz & Bickel reporting unit, (ii) impairment charges of $9.0 million for the Storz & Bickel acquired brand intangible asset, (iii) impairment charges of $28.1 million relating to This Works divestiture including $7.9 million for the acquired brand and $20.2 million for the excess of carrying amount over the fair value less costs to sell of This Works, and (iv) other intangible asset impairment charges of $0.3 million.

A summary of the pre-tax charges recognized in fiscal 2024 in connection with our restructuring actions described above is as follows:

	Year ended March 31, 2024
	Restructuring and other charges	Other impairments	Total
Costs recorded in cost of goods sold:
Reversal of inventory write-downs and other charges	$(986)	$-	$(986)

Costs recorded in operating expenses:
(Gain) impairment of property, plant and equipment, net	(40,578)	-	(40,578)
Impairment of intangible assets	-	17,266	17,266
Impairment of goodwill	-	42,081	42,081
Contractual and other settlement obligations	(2,129)	-	(2,129)
Employee-related and other restructuring costs	29,193	20,154	49,347
Asset impairment and restructuring costs	(13,514)	79,501	65,987

Total restructuring, asset impairments and related costs	$(14,500)	$79,501	$65,001

Fiscal 2023

Total restructuring, asset impairments and related costs of $2.3 billion were recognized in fiscal 2023, including property, plant and equipment and intangible asset impairment charges, inventory write-downs and other charges, contractual and other settlement costs, and employee-related costs and other restructuring costs totaling $538.7 million associated with:

•
The restructuring actions initiated in the fourth quarter of fiscal 2023 in relation to our Canadian cannabis operations;

•
Impairment losses associated with the divestiture of our Canadian retail operations in connection with the OEGRC Transaction and the FOUR20 Transaction;
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
•
Employee-related restructuring charges associated with actions completed in the third quarter of fiscal 2023 and fourth quarter of fiscal 2023 as part of our ongoing program to align general and administrative costs with business objectives, and further streamline the organization; and
•
Inventory write-downs and associated restructuring charges of $81.8 million related primarily to: (i) the aforementioned strategic changes to our business that were initiated in the fourth quarter of fiscal 2023, including the closure of our production facility at 1 Hershey Drive in Smiths Falls, Ontario; and (ii) the strategic changes to our business initiated in fiscal 2022, including the shift to a contract manufacturing model for certain product formats and the closure of certain of our production facilities.

Impairment charges totaling $1.7 billion were recognized in fiscal 2023, comprised of: (i) goodwill impairment losses totaling $1.7 billion, including $1.7 billion associated with our cannabis operations reporting unit in the global cannabis segment in the first quarter of fiscal 2023, and impairment losses of $2.3 million recorded in the second quarter of fiscal 2023 in relation to our This Works reporting units (refer to “Impairment of Goodwill” in “Critical Accounting Policies and Estimates” section below; and (ii) impairment charges of $14.6 million relating to certain acquired brand intangible assets, primarily within our Canada cannabis segment.

A summary of the pre-tax charges recognized in fiscal 2023 in connection with our restructuring actions described above is as follows:

	Year ended March 31, 2023
	Restructuring and other charges	Other impairments	Total
Costs recorded in cost of goods sold:
Inventory write-downs and other charges	$81,802	$-	$81,802

Costs recorded in operating expenses:
Impairment of property, plant and equipment	376,176	-	376,176
Impairment of intangible assets	27,399	14,614	42,013
Impairment of goodwill	-	1,727,679	1,727,679
Contractual and other settlement obligations	18,427	-	18,427
Employee-related and other restructuring costs	34,851	-	34,851
Asset impairment and restructuring costs	456,853	1,742,293	2,199,146

Total restructuring, asset impairments and related costs	$538,655	$1,742,293	$2,280,948

Net Loss

The net loss from continuing operations in fiscal 2024 was $483.7 million, as compared to a net loss from continuing operations of $3.1 billion in fiscal 2023. The year-over-year decrease in the net loss from continuing operations is primarily attributable to: (i) the year-over-year decrease in asset impairment and restructuring costs, which was largely related to the goodwill impairment losses of $1.7 billion recorded in the first quarter of fiscal 2023; and (ii) the year-over-year decrease in expense relating to other income (expense), net, of $213.0 million. These variances are described above.

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

The following table presents Adjusted EBITDA for the years ended March 31, 2024 and 2023:

	Years ended March 31,
(in thousands of Canadian dollars)	2024	2023	$ Change	% Change
Net loss from continuing operations	$(483,682)	$(3,080,430)	$2,596,748	84%
Income tax expense (recovery)	12,327	(5,728)	18,055	315%
Other (income) expense, net	242,641	455,644	(213,003)	(47%)
Share-based compensation	14,180	25,322	(11,142)	(44%)
Acquisition, divestiture, and other costs	37,435	35,584	1,851	5%
Depreciation and amortization[1]	53,176	80,033	(26,857)	(34%)
Loss on asset impairment and restructuring	65,987	2,199,146	(2,133,159)	(97%)
Restructuring costs recorded in cost of goods sold	(986)	81,802	(82,788)	(101%)
Adjusted EBITDA	$(58,922)	$(208,627)	$149,705	72%
[1] From Statements of Cash Flows.

The Adjusted EBITDA loss in fiscal 2024 was $58.9 million, as compared to an Adjusted EBITDA loss of $208.6 million in fiscal 2023. The year-over-year decrease in the Adjusted EBITDA loss is primarily attributable to the year-over-year improvement in our gross margin, and the year-over-year reduction in our total selling, general and administrative expense. These variances are described above.

Discussion of Fiscal 2023 Results of Operations

The following table presents selected consolidated financial information for the years ended March 31, 2023 and 2022:

	Years ended March 31,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2023	2022	$ Change	% Change
Selected consolidated financial information:
Net revenue	$333,253	$475,699	$(142,446)	(30%)
Gross margin percentage	(19%)	(39%)	-	2,000 bps
Net loss from continuing operations	$(3,080,430)	$(258,910)	$(2,821,520)	(1,090%)
Net loss from continuing operations attributable to Canopy Growth Corporation	$(3,078,533)	$(254,538)	$(2,823,995)	(1,109%)
Basic and diluted loss per share from continuing operations[1]	$(66.39)	$(6.50)	$(59.89)	(921%)
[1]For the year ended March 31, 2023, the weighted average number of outstanding common shares, basic and diluted, totaled 46,372,441 (year ended March 31, 2022 - 39,132,428).
[2] Share and per share amounts have been retrospectively adjusted to reflect the Share Consolidation, which became effective on December 15, 2023.

Net Revenue

The following table presents segmented net revenue for the years ended March 31, 2023 and 2022:

Revenue by Channel	Years ended March 31,
(in thousands of Canadian dollars)	2023	2022	$ Change	% Change
Canada cannabis
Canadian adult-use cannabis
Business-to-business[1]	$95,026	$143,732	$(48,706)	(34%)
Business-to-consumer	36,243	61,570	(25,327)	(41%)
	131,269	205,302	(74,033)	(36%)
Canadian medical cannabis net revenue[2]	55,798	52,608	3,190	6%
	$187,067	$257,910	$(70,843)	(27%)
International markets cannabis
C3	-	36,113	(36,113)	(100%)
Other international markets cannabis[3]	38,949	43,193	(4,244)	(10%)
	$38,949	$79,306	$(40,357)	(51%)

Storz & Bickel	$64,845	$85,410	$(20,565)	(24%)
This Works	$26,029	$32,296	$(6,267)	(19%)
Other	16,363	20,777	(4,414)	(21%)

Net revenue	$333,253	$475,699	$(142,446)	(30%)

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

[2] Reflects excise taxes of $4,926 for the year ended March 31, 2023 (year ended March 31, 2022 - $5,227).
[3] Reflects other revenue adjustments of $8,569 for the year ended March 31, 2023 (year ended March 31, 2022 - $4,288).

Net revenue was $333.3 million in fiscal 2023, as compared to $475.7 million in fiscal 2022. The year-over-year decrease is primarily attributable to: (i) the continuing decrease in net revenue from our Canada cannabis segment, as increased competition in the Canadian adult-use market has resulted in lower sales velocities, continued price compression, and reduced traffic at our corporate-owned retail stores (prior to their divestiture); (ii) the divestiture of our interest in C3 Cannabinoid Compound Company GmbH (“C3”) in the fourth quarter of fiscal 2022; (iii) the divestiture of our retail business in Canada with the closing of the FOUR20 Transaction on October 26, 2022 and the OEGRC Transaction on December 30, 2022; (iv) a decline in our U.S. CBD business, as we focused our product and brand offerings; (v) lower bulk cannabis sales; and (vi) a decrease in revenues from our Storz & Bickel and This Works businesses. These decreases were partially offset by international cannabis sales growth.

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
•
Revenue from the business-to-consumer channel was $36.2 million in fiscal 2023, as compared to $61.6 million in fiscal 2022. The year-over-year decrease is primarily attributable to: (i) the divestiture of our retail business in Canada with the closing of the FOUR20 Transaction on October 26, 2022 and the OEGRC Transaction on December 30, 2022; (ii) the continuing rapid increase in the number of third-party owned retail stores across Canada, which has resulted in increased competition for traffic at our corporate-owned stores which we operate in certain provinces; and (iii) price compression resulting from the increased competition.

Canadian medical cannabis net revenue was $55.8 million in fiscal 2023, as compared to $52.6 million in fiscal 2022. The year-over-year increase is primarily attributable to an increase in the average size of medical orders placed by our customers due largely to an increase in the percentage of insured customers, and a larger assortment of cannabis product choices offered to our customers. These factors were partially offset by a year-over-year decrease in the total number of medical orders, which was primarily related to the increasing number of adult-use cannabis retail stores across Canada.

International markets cannabis

International markets cannabis revenue was $38.9 million in fiscal 2023, as compared to $79.3 million in fiscal 2022. The year-over-year decrease is attributable to:

•
The divestiture of C3, which resulted in a decrease in revenue of $36.1 million as compared to fiscal 2022; and
•
A year-over-year decrease of $4.2 million in other international markets cannabis revenue, primarily attributable to: (i) a decline in revenue in our U.S. CBD business following our strategy shift initiated in the fourth quarter of fiscal 2022 to re-focus and refine our portfolio of product and brand offerings on premium products, and we recognized additional variable consideration which we expect to incur as a result; and (ii) a decrease in bulk cannabis sales relative to fiscal 2022. These declines were partially offset by the year-over-year growth in our global medical cannabis business.

Storz & Bickel

Revenue from Storz & Bickel was $64.8 million in fiscal 2023, as compared to $85.4 million in fiscal 2022. The year-over-year decrease is primarily attributable to: (i) the slowdown in consumer spending in North America and Europe; and (ii) temporary disruptions with certain distributors.

This Works

Revenue from This Works was $26.0 million in fiscal 2023, as compared to $32.3 million in fiscal 2022. The year-over-year decrease is primarily attributable to: (i) softer performance relative to fiscal 2022 in certain of our product lines, particularly our "Sleep" line; and (ii) the slowdown in consumer spending in North America and Europe.

Cost of Goods Sold and Gross Margin

The following table presents cost of goods sold, gross margin and gross margin percentage on a consolidated basis for the years ended March 31, 2023 and 2022:

	Years ended March 31,
(in thousands of Canadian dollars except where indicated)	2023	2022	$ Change	% Change
Net revenue	$333,253	$475,699	$(142,446)	(30%)

Cost of goods sold	$396,782	$663,113	$(266,331)	(40%)
Gross margin	(63,529)	(187,414)	123,885	(66%)
Gross margin percentage	(19%)	(39%)	-	2,000 bps

Cost of goods sold was $396.8 million in fiscal 2023, as compared to $663.1 million in fiscal 2022. Our gross margin was $(63.5) million in fiscal 2023, or (19%) of net revenue, as compared to gross margin of $(187.4) million and gross margin percentage of (39%) of net revenue in fiscal 2022. The year-over-year increase in the gross margin percentage was primarily attributable to:

•
A year-over-year reduction in restructuring charges recorded in cost of goods sold. In fiscal 2022, we recognized restructuring charges totaling $123.7 million relating to inventory write-downs and other charges resulting primarily from: (i) strategic changes to our business that were initiated in fiscal 2022, including the shift to a contract manufacturing model for certain product formats and the closure of certain production facilities; and (ii) amounts deemed excess based on current and projected market demand. Comparatively, in fiscal 2023, we recognized restructuring charges totaling $81.8 million relating to inventory write-downs and other associated charges resulting primarily from: (i) the strategic changes to our business that were initiated in the fourth quarter of fiscal 2023, including the progressive closure of our production facility at 1 Hershey Drive in Smiths Falls, Ontario; (ii) the aforementioned strategic changes to our business initiated in fiscal 2022; and (iii) inventory write-downs, primarily related to aging inventory.
•
Inventory write-downs recorded in the second and fourth quarters of fiscal 2022 primarily related to excess Canadian cannabis inventory, resulting from underperformance relative to forecast as well as declines in expected near-term demand;
•
The realized benefit of our cost savings program and strategic changes to our business that were initiated both in the fourth quarter of fiscal 2022, and in the fourth quarter of fiscal 2023; and
•
Charges totaling $11.8 million recognized in fiscal 2022 relating to the flow-through of inventory step-up associated with the acquisition of The Supreme Cannabis Company, Inc. (“Supreme Cannabis”) in the first quarter of fiscal 2022.

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

The following table presents segmented gross margin and gross margin percentage for the years ended March 31, 2023 and 2022:

	Years ended March 31,
(in thousands of Canadian dollars except where indicated)	2023	2022	$ Change	% Change
Canada cannabis segment
Net revenue	$187,067	$257,910	$(70,843)	(27%)
Cost of goods sold	282,358	470,730	(188,372)	(40%)
Gross margin	(95,291)	(212,820)	117,529	55%
Gross margin percentage	(51%)	(83%)		3,200 bps

International markets cannabis segment
Revenue	$38,949	$79,306	$(40,357)	(51%)
Cost of goods sold	42,271	108,181	(65,910)	(61%)
Gross margin	(3,322)	(28,875)	25,553	88%
Gross margin percentage	(9%)	(36%)		2,700 bps

Storz & Bickel segment
Revenue	$64,845	$85,410	$(20,565)	(24%)
Cost of goods sold	38,733	48,126	(9,393)	(20%)
Gross margin	26,112	37,284	(11,172)	30%
Gross margin percentage	40%	44%		(400) bps

This Works segment
Revenue	$26,029	$32,296	$(6,267)	(19%)
Cost of goods sold	15,824	17,496	(1,672)	(10%)
Gross margin	10,205	14,800	(4,595)	31%
Gross margin percentage	39%	46%		(700) bps

Other
Revenue	$16,363	$20,777	$(4,414)	(21%)
Cost of goods sold	17,596	18,580	(984)	(5%)
Gross margin	(1,233)	2,197	(3,430)	(156%)
Gross margin percentage	(8%)	11%		(1,900) bps

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
•
The realized benefit of our cost savings program and strategic changes to our business that were initiated in the fourth quarter of fiscal 2022; and
•
Charges totaling $11.8 million recognized in fiscal 2022 related to the flow-through of inventory step-up associated with the acquisition of Supreme Cannabis in the first quarter of fiscal 2022.

These factors were partially offset by:

•
A year-over-year increase in restructuring charges recorded in cost of goods sold. In fiscal 2022, we recognized restructuring charges totaling $67.5 million relating primarily to inventory-write-downs and other charges resulting from: (i) the strategic changes to our business that were initiated in fiscal 2022; and (ii) amounts deemed excess based on current and projected market demand. Comparatively, in fiscal 2023, we recognized restructuring charges totaling $71.3 million relating to inventory write-downs and other associated charges resulting primarily from the strategic changes to our business that were initiated in the fourth quarter of fiscal 2023, including the closure of our production facility at 1 Hershey Drive in Smiths Falls, Ontario; and
•
A decrease in the amount of payroll subsidies received from the Canadian government, pursuant to a COVID-19 relief program, from $24.4 million in fiscal 2022 to $1.6 million in fiscal 2023.

International markets cannabis

Gross margin for our international markets cannabis segment was $(3.3) million in fiscal 2023, or (9%) of net revenue, as compared to $(28.9) million in fiscal 2022, or (36%) of net revenue. The year-over-year increase in the gross margin percentage is primarily attributable to:

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

Storz & Bickel

Gross margin for our Storz & Bickel segment was $26.1 million in fiscal 2023, or 40% of net revenue, as compared to $37.3 million in fiscal 2022, or 44% of net revenue. The year-over-year decrease in the gross margin percentage is primarily attributable to the decline in revenues, as described above, and the associated impact on Stroz & Bickel's operating leverage.

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

Operating Expenses

The following table presents operating expenses for the years ended March 31, 2023 and 2022:

	Years ended March 31,
(in thousands of Canadian dollars)	2023	2022	$ Change	% Change
Operating expenses
General and administrative	$113,595	$125,971	$(12,376)	(10%)
Sales and marketing	137,342	188,441	(51,099)	(27%)
Research and development	21,718	32,261	(10,543)	(33%)
Acquisition, divestiture, and other costs	35,584	11,060	24,524	222%
Depreciation and amortization	34,278	57,712	(23,434)	(41%)
Selling, general and administrative expenses	342,517	415,445	(72,928)	(18%)

Share-based compensation	25,322	38,695	(13,373)	(35%)
Share-based compensation related to acquisition milestones	-	7,991	(7,991)	(100%)
Share-based compensation expense	25,322	46,686	(21,364)	(46%)

Loss on asset impairment and restructuring costs	2,199,146	369,254	1,829,892	496%
Total operating expenses	$2,566,985	$831,385	$1,735,600	209%

Selling, general and administrative expenses

Selling, general and administrative expenses in fiscal 2023 were $342.5 million, as compared to $415.4 million in fiscal 2022.

General and administrative expense was $113.6 million in fiscal 2023, as compared to $126.0 million in fiscal 2022. The year-over-year decrease is due primarily to:

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

Sales and marketing expense was $137.3 million in fiscal 2023, as compared to $188.4 million in fiscal 2022. The year-over-year decrease is primarily attributable to cost reductions related to the restructuring actions initiated in the fourth quarter of fiscal 2022.

Research and development expense was $21.7 million in fiscal 2023 million, as compared to $32.3 million in fiscal 2022. The year-over-year decrease is primarily attributable to cost reductions associated with the previously-noted restructuring actions that were initiated in the fourth quarter of fiscal 2022. We continued to realize reductions in compensation costs and concluded or curtailed certain research and development projects in-line with the rationalization of our initiatives to focus on opportunities outside of pharmaceutical drug development. We also realized a reduction in research and development costs associated with the completion of the divestiture of C3 on January 31, 2022, which resulted in no research and development expense being recorded in relation to C3 in fiscal 2023.

Acquisition-related costs were $35.6 million in fiscal 2023, as compared to $11.1 million in fiscal 2022. In fiscal 2023, costs were incurred primarily in relation to the Reorganization and the divestiture of certain of our corporate-owned retail stores in Canada in connection with the OEGRC Transaction and the FOUR20 Transaction, and evaluating other potential acquisition opportunities. Comparatively, in fiscal 2022, costs were incurred primarily in relation to: (i) entering into the option agreements granting the Wana Options (collectively, the “Wana Agreements”); (ii) the acquisitions of Supreme Cannabis and AV Cannabis Inc. (“Ace Valley”); and (iii) evaluating other potential acquisition opportunities.

Depreciation and amortization expense was $34.3 million in fiscal 2023, as compared to $57.7 million in fiscal 2022. The year-over-year decrease is primarily attributable to:

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

Share-based compensation expense

Share-based compensation was $25.3 million in fiscal 2023, as compared to $38.7 million in fiscal 2022. The year-over-year decrease is primarily attributable to the impact of our previously-noted restructuring actions, which resulted in 0.8 million stock option forfeitures and 0.3 million RSU and PSU forfeitures in fiscal 2023. This decrease was partially offset by the impact associated with 0.5 million stock option grants and 0.3 million RSU and PSU grants in fiscal 2023.

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

Asset impairment and restructuring costs

Asset impairment and restructuring costs recorded in operating expenses were $2.2 billion in fiscal 2023, as compared to $369.3 million in fiscal 2022. In fiscal 2023, these costs included charges of $456.9 million related to restructuring actions and charges of $1.7 billion related to other asset impairments. Comparatively, in fiscal 2022, these costs included charges of $302.4 million related to restructuring actions and charges of $66.8 million related to other asset impairments. These charges are detailed below under “Restructuring, Asset Impairments and Related Costs.”

Other

The following table presents loss from equity method investments, other income (expense), net, and income tax recovery (expense) for the years ended March 31, 2023 and 2022:

	Years ended March 31,
(in thousands of Canadian dollars)	2023	2022	$ Change	% Change
Loss from equity method investments	$-	$(100)	$100	100%
Other income (expense), net	(455,644)	751,041	(1,206,685)	(161%)
Income tax recovery	5,728	8,948	(3,220)	(36%)

Loss from equity method investments

The loss from equity method investments was $nil in fiscal 2023, as compared to $0.1 million in fiscal 2022. The year-over-year decrease in the loss is primarily attributable to the impairment of our remaining investment in Agripharm Corp. ("Agripharm") in the first quarter of fiscal 2022. As a result of this impairment, there were no remaining equity method investment balances at March 31, 2023.

Other income (expense), net

Other income (expense), net was an expense amount of $455.6 million in fiscal 2023, as compared to an income amount of $751.0 million in fiscal 2022. The year-over-year change of $1.2 billion, from an income amount to an expense amount, was primarily attributable to:

•
Decrease in non-cash income of $561.7 million related to fair value changes on the warrant derivative liability associated with the warrants held by CBI to acquire 3,845,444 common shares at a price of $766.80 per common share (the “Tranche B Warrants”). The decrease of $26.9 million in the fair value of the warrant derivative liability (resulting in non-cash income) in fiscal 2023 is primarily attributable to a decrease of approximately 75% in our share price during fiscal 2023, further impacted by a shorter expected time to maturity of the Tranche B Warrants. Comparatively, the decrease of $588.7 million in the fair value of the warrant derivative liability in fiscal 2022 was primarily attributable to a decrease of approximately 77% in our share price during fiscal 2022, further impacted by a shorter expected time to maturity of the Tranche B Warrants.
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
•
The Wana and Jetty financial instruments, in the amounts of $154.9 million and $19.9 million, respectively, attributable primarily to: (i) changes in expectations of the future cash flows to be generated by Wana and Jetty; and (ii) an increase in discount rates used in the valuation of both Wana and Jetty financial instruments, in-line with the increase in interest rates during fiscal 2023; and
•
The financial instrument associated with the Acreage TRA that was recorded in the third quarter of fiscal 2023 in the amount of $38.0 million. The fair value decrease was driven primarily by changes in estimates, in the fourth quarter of fiscal 2023, of the future benefits to be received under to the Amended TRA.

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
•
Change of $9.2 million, from a loss of $6.8 million in fiscal 2022 to a gain of $2.4 million in fiscal 2023, related to the disposal of consolidated entities. The year-over-year change is primarily attributable to the gain recognized in the third quarter of fiscal 2023 associated with the closing of the divestiture of our Canadian retail operations in connection with the OEGRC Transaction and the FOUR20 Transactions. Upon closing, the assets and liabilities of the Canadian retail operations were derecognized from our consolidated financial statements, with the gain representing the difference between the carrying amounts of the derecognized assets and liabilities, and the fair value of the consideration received.

Income tax recovery

Income tax recovery in fiscal 2023 was $5.7 million, as compared to an income tax recovery of $8.9 million in fiscal 2022. In fiscal 2023, the income tax recovery consisted of deferred income tax recovery of $1.6 million (compared to a recovery of $6.6 million in fiscal 2022) and current income tax recovery of $4.1 million (compared to a recovery of $2.4 million in fiscal 2022).

The decrease of $5.0 million in the deferred income tax recovery is primarily a result of: (i) a decrease due to the settlements of the Canopy Notes; and (ii) an increase due to the changes in fiscal 2023 being greater than in fiscal 2022 in respect of deferred tax liabilities that arose in connection with the required revaluation of the accounting carrying value, but not the tax basis, of property, plant and equipment, intangible assets, and other financial assets.

The increase of $1.7 million in the current income tax recovery arose primarily in connection with legal entities that generated a loss for tax purposes during fiscal 2023, which loss is expected to be carried back to a prior taxation period to reduce that prior period’s income for tax purposes, and net of tax on income for tax purposes that could not be reduced by the group’s tax attributes.

Restructuring, Asset Impairments and Related Costs

Fiscal 2023

Total restructuring, asset impairments and related costs of $2.3 billion were recognized in fiscal 2023, including property, plant and equipment and intangible asset impairment charges, inventory write-downs and other charges, contractual and other settlement costs, and employee-related costs and other restructuring costs totaling $538.7 million associated with:

•
The restructuring actions initiated in the fourth quarter of fiscal 2023 in relation to our Canadian cannabis operations;
•
Impairment losses associated with the divestiture of our Canadian retail operations in connection with the OEGRC Transaction and the FOUR20 Transaction;
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
•
Employee-related restructuring charges associated with actions completed in the third quarter of fiscal 2023 and fourth quarter of fiscal 2023 as part of our ongoing program to align general and administrative costs with business objectives, and further streamline the organization; and
•
Inventory write-downs and associated restructuring charges of $81.8 million related primarily to: (i) the aforementioned strategic changes to our business that were initiated in the fourth quarter of fiscal 2023, including the closure of our production facility at 1 Hershey Drive in Smiths Falls, Ontario; and (ii) the strategic changes to our business initiated in fiscal 2022, including the shift to a contract manufacturing model for certain product formats and the closure of certain of our production facilities.

Impairment charges totaling $1.7 billion were recognized in fiscal 2023, comprised of: (i) goodwill impairment losses totaling $1.7 billion, including $1.7 billion associated with our cannabis operations reporting unit in the global cannabis segment in the first quarter of fiscal 2023, and impairment losses of $2.3 million recorded in the second quarter of fiscal 2023 in relation to our This Works reporting units (refer to “Impairment of Goodwill” in “Critical Accounting Policies and Estimates” section below; and (ii) impairment charges of $14.6 million relating to certain acquired brand intangible assets, primarily within our Canada cannabis segment.

A summary of the pre-tax charges recognized in fiscal 2023 in connection with our restructuring actions described above is as follows:

	Year ended March 31, 2023
	Restructuring and other charges	Other impairments	Total
Costs recorded in cost of goods sold:
Inventory write-downs and other charges	$81,802	$-	$81,802

Costs recorded in operating expenses:
Impairment of property, plant and equipment	376,176	-	376,176
Impairment of intangible assets	27,399	14,614	42,013
Impairment of goodwill	-	1,727,679	1,727,679
Contractual and other settlement obligations	18,427	-	18,427
Employee-related and other restructuring costs	34,851	-	34,851
Asset impairment and restructuring costs	456,853	1,742,293	2,199,146

Total restructuring, asset impairments and related costs	$538,655	$1,742,293	$2,280,948

Fiscal 2022

Total restructuring, asset impairments and related costs of $496.5 million were recognized in fiscal 2022, comprised of property, plant and equipment and goodwill and intangible asset impairment charges, asset abandonment costs, inventory write-downs and other charges, contractual and other settlement costs, employee-related costs and other restructuring costs, and share-based compensation expense totaling $429.7 million associated with:

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
•
Changes in the estimated fair value of certain of our Canadian sites that were closed in December 2020, and costs associated with those sites; and
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

A summary of the pre-tax charges recognized in fiscal 2022 in connection with our restructuring actions described above is as follows:

	Year ended March 31, 2022
	Restructuring and other charges	Other impairments	Total
Costs recorded in cost of goods sold:
Inventory write-downs and other charges	$123,669	$-	$123,669

Costs recorded in operating expenses:
Impairment and abandonment of property, plant and equipment	224,726	-	224,726
Impairment and abandonment of intangible assets	41,404	26,065	67,469
Impairment of goodwill	-	40,748	40,748
Contractual and other settlement obligations	6,610	-	6,610
Employee-related and other restructuring costs	29,701	-	29,701
Asset impairment and restructuring costs	302,441	66,813	369,254

Acceleration of share-based compensation expense related to acquisition milestones	3,615	-	3,615
Share-based compensation expense	3,615	-	3,615

Total restructuring, asset impairments and related costs	$429,725	$66,813	$496,538

Net Loss

The net loss in fiscal 2023 was $3.1 billion, as compared to a net loss of $258.9 million in fiscal 2022. The year-over-year increase in the net loss is primarily attributable to: (i) the year-over-year increase in asset impairment and restructuring costs, which was largely related to the goodwill impairment losses of $1.7 billion recorded in the first quarter of fiscal 2023; and (ii) the year-over-year change in other income (expense), net, of $1.2 billion, from an income amount to an expense amount. These variances are described above.

Adjusted EBITDA (Non-GAAP Measure)

The following table presents Adjusted EBITDA for the years ended March 31, 2023 and 2022:

	Years ended March 31,
(in thousands of Canadian dollars)	2023	2022	$ Change	% Change
Net loss from continuing operations	$(3,080,430)	$(258,910)	$(2,821,520)	(1090%)
Income tax recovery	(5,728)	(8,948)	3,220	36%
Other (income) expense, net	455,644	(751,041)	1,206,685	(161%)
Loss on equity method investments	-	100	(100)	(100%)
Share-based compensation	25,322	46,686	(21,364)	(46%)
Acquisition, divestiture, and other costs	35,584	11,060	24,524	222%
Depreciation and amortization[1]	80,033	110,941	(30,908)	(28%)
Loss on asset impairment and restructuring	2,199,146	369,254	1,829,892	496%
Restructuring costs recorded in cost of goods sold	81,802	123,669	(41,867)	(34%)
Charges related to the flow-through of inventory step-up on business combinations	-	11,847	(11,847)	(100%)
Adjusted EBITDA	$(208,627)	$(345,342)	$136,715	40%
[1] From Statements of Cash Flows.

The Adjusted EBITDA loss in fiscal 2023 was $208.6 million, as compared to an Adjusted EBITDA loss of $345.3 million in fiscal 2022. The year-over-year decrease in the Adjusted EBITDA loss is primarily attributable to the year-over-year improvement in our gross margin, and the year-over-year reduction in our total selling, general and administrative expense. These variances are described above.

Part 3 – Financial Liquidity and Capital Resources

The Financial Statements have been prepared in accordance with generally accepted accounting principles on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

In our condensed interim consolidated financial statements for the period ended December 31, 2023, we raised substantial doubt about our ability to continue as a going concern for at least twelve months from the issuance of those condensed interim consolidated financial statements, due to certain material debt obligations coming due in the short-term, recurring losses from operations and additional required financing to fund our business and operations.

As of the date of this Form 10-K, we have been able to successfully mitigate the substantial doubt by the completing several actions including: (i) the completion of a US$35 million private placement in January 2024; (ii) the receipt of $25 million of proceeds in March 2024 from the BioSteel Canada asset sale; (iii) the exchange of the $100 million promissory note held by a subsidiary of Constellation Brands, Inc. into Exchangeable Shares of Canopy Growth; (iv) receipt of gross proceeds of approximately US$50 million and the exchange of approximately $27.5 million of existing debt maturing in September 2025 in exchange for a new senior unsecured convertible debenture of Canopy Growth, maturing May 2029, and the issuance of warrants of Canopy Growth. Following the completion of the above actions, we do not have any material debt obligation coming due until March 2026.

We are also currently evaluating several different strategies and intend to pursue actions that are expected to further increase our liquidity position, including, but not limited to, pursuing additional actions under our cost-savings plan and seeking additional financing from both the public and private markets through the issuance of equity and/or debt securities.

As a result of our plans above, we conclude that the substantial doubt about our ability to continue as a going concern has been alleviated.

As of March 31, 2024, we had cash and cash equivalents of $170.3 million and short-term investments of $33.2 million.

We have recently completed the following debt and equity financings:

•
On September 18, 2023, we entered into subscription agreements (the “Subscription Agreements”) with certain institutional investors (the “Investors”). Pursuant to the terms of the Subscription Agreements, we issued 2.29 million units (after giving effect to the Share Consolidation) of the Company (the "Units") to the Investors at a price per Unit of US$10.90 (after giving effect to the Share Consolidation) for aggregate gross proceeds of $33.7 million (US$25.0 million) (the “Unit Offering”). Each Unit is comprised of one Canopy Growth common share and one common share purchase warrant (a “Warrant”). Each Warrant entitles the holder to acquire one Canopy Growth common share at a price per share equal to US$13.50 (after giving effect to the Share Consolidation) for a period of five years from the date of issuance. The Unit Offering closed on September 19, 2023. The Investors also held an over-allotment option to acquire up to an additional 2.29 million Units (after giving effect to the Share Consolidation) at a price per Unit of US$10.90 (after giving effect to the Share Consolidation) for aggregate gross proceeds of approximately US$25.0 million at the discretion of the Investors at any time on or before November 2, 2023 (the “Over-Allotment Option”). The Over-Allotment Option was not exercised by the Investors and expired on November 2, 2023.
•
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
•
On May 2, 2024, we entered into an exchange and subscription agreement (the “Exchange and Subscription Agreement”) with a single institutional investor (the “May 2024 Investor”) pursuant to which, among other things, the May 2024 Investor delivered to us approximately $27.5 million aggregate principal amount of outstanding unsecured convertible debentures of The Supreme Cannabis Company, Inc. (the “Supreme Cannabis”) and unsecured non-convertible debentures of Supreme Cannabis maturing in September 2025 held by the May 2024 Investor and paid us approximately US$50 million in exchange for us issuing to the May 2024 Investor (i) a new senior unsecured convertible debenture of Canopy Growth (the “May 2024 Convertible Debenture”) with an aggregate principal amount of $96.4 million maturing five years from the closing date (the “Closing Date”) of the transaction (the “Transaction”) and (ii) 3,350,430 common share purchase warrants (the “May 2024 Investor Warrants”) of Canopy Growth. Each May 2024 Investor Warrant entitles the holder to acquire one Canopy Share at an exercise price equal to $16.18 per Canopy Share for a period of five years from the Closing Date. The May 2024 Convertible Debenture bears interest at a rate of 7.50% per annum, payable in semi-annual payments in cash or, at our option, in Canopy Shares for the first four semi-annual interest payments after the Closing Date, subject to satisfaction of certain conditions, including the prior approval of the TSX.

The Exchange and Subscription Agreement granted the May 2024 Investor, for a period of four months from the Closing Date (the “Agreement ROFR Term”), a right of first refusal to subscribe for, and to be issued, as the sole investor in any proposed non-brokered private placement that we wish to complete during the ROFR Term (the “Proposed Private Placement”); provided, however, that the May 2024 Investor shall subscribe for 100% of the Proposed Private Placement on the same terms and conditions contemplated in the Proposed Private Placement.

The May 2024 Convertible Debenture is convertible into Canopy Shares at the option of the May 2024 Investor at a conversion price equal to $14.38 per share. The May 2024 Convertible Debenture is subject to a forced conversion feature upon notice from us in the event that the average closing trading price of the Canopy Shares on the TSX exceeds $21.57 for a period of 10 consecutive trading days. In addition, pursuant to the terms of the May 2024 Convertible Debenture, for so long as the principal amount under the May 2024 Convertible Debenture remains outstanding (the “Debenture ROFR Term”), we granted the May 2024 Investor a right of first refusal to subscribe for, and to be issued, as an investor in any debt or equity financing that we wish to complete during the Debenture ROFR Term (the “Proposed Financing”); provided, however, that the May 2024 Investor shall subscribe for 25% of the Proposed Financing on the same terms and conditions contemplated in the Proposed Financing.

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

Cash Flows

The table below presents cash flows for the years ended March 31, 2024, 2023, 2022:

	Years ended March 31,
(in thousands of Canadian dollars)	2024	2023	2022
Net cash (used in) provided by:
Operating activities[1]	$(281,950)	$(557,546)	$(545,811)
Investing activities[2]	$241,590	433,379	230,819
Financing activities	$(465,055)	(19,694)	(45,533)
Effect of exchange rate changes on cash and cash equivalents	$(1,292)	44,863	(18,123)
Net decrease in cash and cash equivalents	$(506,707)	(98,998)	(378,648)
Cash and cash equivalents, beginning of period[3]	$677,007	776,005	1,154,653
Cash and cash equivalents, end of period[4]	$170,300	$677,007	$776,005
[1] Includes net cash used in operating activities from discontinued operations of $(53,529), $(163,123) and $(99,527) for the years ended March 31, 2024, 2023 and 2022, respectively.
[2] Includes net cash provided by (used in) investing activities from discontinued operations of $21,992, $(24,050) and $(19) for the years ended March 31, 2024, 2023 and 2022, respectively.
[3] Includes cash of our discontinued operations of $9,314, $13,610 and $4,768 for March 31, 2023, 2022 and 2021, respectively.
[4] Includes cash of our discontinued operations of $nil, $9,314 and $13,610 for March 31, 2024, 2023 and 2022, respectively.

Operating activities

Cash used in operating activities totaled $282.0 million in fiscal 2024, as compared to cash used of $557.5 million in fiscal 2023. The decrease in the cash used in operating activities is primarily due to: (i) the year-over-year decrease in our working capital spending, resulting from our previously-noted restructuring actions and cost savings programs, including the closure of certain of our Canadian facilities and other operational changes to implement cultivation-related efficiencies and improvements in the Canadian adult-use cannabis business; and (ii) a reduction in the cash interest paid resulting from a reduction in our debt balances.

Cash used in operating activities totaled $557.5 million in fiscal 2023, relatively consistent with cash used of $545.8 million in fiscal 2022.

Investing activities

The cash provided by investing activities totaled $241.6 million in fiscal 2024. Purchases of property, plant and equipment were $3.4 million, primarily related production equipment enhancements made at certain of our Canadian cultivation and production facilities, and at our Storz & Bickel facilities. Our strategic investments in other financial assets were $0.3 million and related primarily to our $2.2 million investment in Indiva Inc. Net redemptions of short-term investments were $78.5 million, and were made largely to fund operations and investing activities as described above. Proceeds of $154.1 million from the sale of property, plant and equipment primarily related to facilities sold in connection with the restructuring actions associated with our Canadian cannabis operations and transition to an asset-light model. Additional cash outflows include $1.0 million from the sale of certain wholly-owned subsidiaries, and other investing activities of $7.7 million, primarily related to completing the purchase of the remaining 45% of the common shares of Les Serres Vert Cannabis Inc., in connection with the restructuring actions related to our Canadian cannabis operations initiated in the fourth quarter of fiscal 2023.

The cash provided by investing activities totaled $433.4 million in fiscal 2023. Purchases of property, plant and equipment were $9.1 million, primarily related to improvements made at certain of our Canadian cultivation and production facilities, and at our Storz & Bickel facilities. Our strategic investments in other financial assets were $67.2 million, and related primarily to: (i) the upfront payment made as consideration for entering the option agreements granting the Jetty Options (the “Jetty Agreements”) ($29.2 million); and (ii) the payment of the Option Premium in the amount of $38.0 million (US$28.5 million) to acquire an option to purchase the Acreage Debt from the Lenders, pursuant to the option agreement entered into with the Lenders in connection with the Reorganization. Net redemptions of short-term investments were $502.6 million, and related to the redemption of short-term investments largely to fund operations and investing activities as described above. Additional cash inflows include proceeds of $14.9 million from the sale of certain wholly-owned subsidiaries, and proceeds of $13.6 million from the sale of property, plant and equipment. Finally, other investing activities resulted in a cash inflow of $3.9 million, primarily related to the partial repayment of the principal on a loan associated with the sale of a wholly-owned subsidiary in fiscal 2022, partially offset by the cash outflow associated with the redemption of the first tranche of the BioSteel redeemable noncontrolling interest. Included in the cash provided by investing activities for fiscal 2023 was cash used of $24.1 million relating to the BioSteel discontinued operations and is primarily driven by the acquisition of a manufacturing facility located in Verona, Virginia from Flow Beverage Corp. The acquisition was completed through BioSteel on November 8, 2022.

The cash provided by investing activities totaled $230.8 million in fiscal 2022. Purchases of property, plant and equipment were $36.7 million, primarily related to investments in our production infrastructure in the United States and an expansion of our Storz & Bickel facilities. The net cash outflow relating to acquisitions totaled $14.9 million. Our strategic investments in other financial assets were $379.4 million, and related primarily to the upfront payment made as consideration for entering into the Wana Agreements. Additional cash inflows related to: (i) proceeds of $118.1 million from the sale of certain wholly-owned subsidiaries, most notably the completion of the divestiture of our interest in C3 on January 31, 2022; and (ii) proceeds of $27.3 million from the sale of property, plant and equipment. Net redemptions of short-term investments were $546.0 million, and reflect the redemption of our short-term investments largely for the investing activities described above. Finally, other investing activities resulted in a cash outflow of $18.1 million, primarily related to the payment of acquisition-related liabilities, as we continue to draw-down on the amounts owing in relation to acquisitions completed in prior years.

Financing activities

The cash used in financing activities totaled $465.1 million in fiscal 2024, as we made repayments of long-term debt in the amount of $509.8 million related primarily to the various paydowns on the Credit Facility throughout the year. Other financing activities resulted in a cash outflow of $36.3 million, primarily relating to finance lease payments made in connection with terminating the finance lease for the cultivation facility in Mirabel, Quebec, share issuance costs, and debt issuance and extinguishment costs. The cash outflows are offset by proceeds from issuances of common shares and warrants of $81.1 million in September 2023 and January 2024.

The cash used in financing activities totaled $19.7 million in fiscal 2023, as we made repayments of long-term debt in the amount of $118.2 million related primarily to the first paydown of the Credit Facility. We received net proceeds of $135.2 million (US$100.0 million) pursuant to the purchase, by an Institutional Investor, of Convertible Debentures in February 2023. Also, other financing activities resulted in a cash outflow of $38.0 million, primarily related to fees paid in connection with the Exchange Transaction, the first paydown of the Credit Facility, and the registered direct offering of Convertible Debentures.

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

The table below presents free cash flows for the years ended March 31, 2024, 2023, 2022:

	Years ended March 31,
(in thousands of Canadian dollars)	2024	2023	2022
Net cash used in operating activities - continuing operations	$(228,421)	$(394,423)	$(446,284)
Purchases of and deposits on property, plant and equipment - continuing operations	(3,449)	(9,114)	(36,684)
Free cash flow[1] - continuing operations	$(231,870)	$(403,537)	$(482,968)
[1]Free cash flow is a non-GAAP measure, and is calculated as net cash provided by (used in) operating activities, less purchases of and deposits on property, plant and equipment.

Free cash flow in fiscal 2024 was an outflow of $231.9 million, as compared to an outflow of $403.5 million in fiscal 2023. The year-over-year decrease in the free cash outflow primarily reflects the decrease in cash used in operating activities, as described above.

Free cash flow in fiscal 2023 was an outflow of $403.5 million, as compared to an outflow of $483.0 million in fiscal 2022. The year-over-year decrease in the free cash outflow primarily reflects the decrease in purchases of property, plant and equipment associated with: (i) the substantial completion of the infrastructure projects that were in progress in fiscal 2022; and (ii) optimizing our capital expenditures as part of the previously-noted restructuring actions, particularly those actions that were initiated in the fourth quarter of fiscal 2022.

Debt

Since our formation, we have financed our cash requirements primarily through the issuance of common shares of Canopy Growth, including the $5.1 billion investment by CBI in the third quarter of fiscal 2019, and debt. Total debt outstanding as of March 31, 2024 was $597.2 million, as compared to $1.3 billion as of March 31, 2023. The total principal amount owing, which excludes fair value adjustments, deferred debt costs, and interest payable, was $622.0 million at March 31, 2024, a decrease from $1.3 billion at March 31, 2023. These decreases were due to: (i) the repayment of $125.6 million (US$93.8 million) of the principal amount outstanding under the Credit Agreement as part of the Paydown, as described under "Recent Developments" above; (ii) the conversion, into Canopy Growth common shares, of the remaining amount outstanding under the Convertible Debentures of $93.2 million; (iii) the June 2023 Exchange Transaction, which resulted in the acquisition and cancellation of $12.5 million of aggregate principal amount of the Canopy Notes from the Noteholders, partially offset by the issuance of the CBI Note in connection with the CBI Transaction; (iv) the July 13, 2023 Redemption Agreements, pursuant to which $193 million aggregate principal amount was redeemed for a combination of cash, shares and the Debentures with an aggregate principal amount of approximately $40.4 million; (v) the maturity of the remaining Canopy Notes due in July 2023 where the remaining $31.9 million in aggregate principal was settled in cash; (vi) the Second Quarter 2024 Paydowns resulting in an aggregate principal reduction of $73.3 million; (vii) settlement of the $40.4 million of Debentures with Canopy Growth common shares; (viii) the Third Quarter 2024 Paydowns resulting in an aggregate principal reduction of $65.4 million; and (ix) the Fourth Quarter 2024 Paydown resulting in an aggregate principal reduction of $31.1 million.

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

As described above under “Recent Developments”, on February 21, 2024, we repurchased and repaid, as applicable, additional outstanding principal amounts under the Credit Facility (the "Fourth Quarter 2024 Paydowns"). The Fourth Quarter 2024 Paydowns resulted in an aggregate principal reduction of $31.1 million (US$23.0 million) for a cash payment of $28.0 million (US$20.7 million).

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

Unsecured Senior Notes (the "Canopy Notes")

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

On April 13, 2013, we entered into the April 2023 Exchange Agreement with Greenstar in order to acquire and cancel $100.0 million aggregate principal amount of our outstanding Canopy Notes. Pursuant to the April 2023 Exchange Agreement, we agreed to acquire and cancel $100.0 million aggregate principal amount of the Canopy Notes held by Greenstar in exchange for: (i) a cash payment to Greenstar in the amount of the unpaid and accrued interest owing under the Canopy Notes held by Greenstar; and (ii) the CBI Note. As a result, Greenstar no longer holds any Canopy Notes. On April 18, 2024, the CBI Note was cancelled in connection with the Note Exchange.

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

In addition, on September 9, 2020, Supreme Cannabis issued new senior unsecured non-convertible debentures (the “Accretion Debentures”). The principal amount began at $nil and accretes at a rate of 11.06% per annum based on the remaining principal amount of the Supreme Debentures of $36.5 million to a maximum of $13.5 million, compounding on a semi-annual basis commencing on September 9, 2020, and ending on September 9, 2023. As of September 9, 2023, the principal amount of the Accretion Debentures was finalized as $10.4 million. The Accretion Debentures are payable in cash, but do not bear cash interest and are not convertible into Supreme Shares. The principal amount of the Accretion Debentures will amortize, or be paid, at 1.0% per month over the 24 months prior to maturity. During the year ended March 31, 2024, principal payments on Accretion Debentures totaled $3.5 million.

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

On May 2, 2024, we entered into an exchange and subscription agreement (the “Exchange and Subscription Agreement”) with a single institutional investor (the “May 2024 Investor”) pursuant to which, among other things, the May 2024 Investor delivered to us approximately $27.5 million aggregate principal amount of outstanding Supreme Debentures and Accretion Debentures held by the May 2024 Investor and paid us approximately US$50 million in exchange for us issuing to the May 2024 Investor (i) the May 2024 Convertible Debenture and (ii) the May 2024 Investor Warrants.

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

Contractual Obligations and Commitments

The table below presents information about our contractual obligations and commitments as of March 31, 2024, excluding equity-settled convertible debentures, and the timing and effect that such obligations and commitments are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
		Less than
(CDN $000's)	Total	1 year	1-3 years	3-5 years	Over 5 years
Long-term debt obligations	$621,956	$106,913	$515,043	$-	$-
Interest payments on debt obligations	146,684	78,282	68,402	-	-
Operating leases[1]	37,958	13,222	16,305	8,431	-
Finance leases[1]	37,683	4,988	32,695	-	-
Purchase obligations	39,258	35,430	3,828	-	-
Other liabilities[2]	49,112	32,895	16,217	-	-
	$932,651	$271,730	$652,490	$8,431	$-
[1] Refer to Note 32 of our Financial Statements for further information on our leases. Amounts include interest related to operating and finance leases of $3.1 million and $1.7 million, respectively.
[2] Refer to Note 19 of our Financial Statements for further information on our other liabilities.

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

Goodwill

Fiscal 2022

We changed the structure of our internal management reporting in the fourth quarter of fiscal 2021, and accordingly, identified two operating and reportable segments: (i) global cannabis; and (ii) other consumer products. The reorganization of our reporting structure also changed the composition of our reporting units and required that goodwill be reassigned to the reporting units using a relative fair value allocation approach. Our reporting units with goodwill in the global cannabis segment included: (i) cannabis operations; and (ii) C3. Our reporting units with goodwill in the other consumer products segment include: (i) Storz & Bickel; and (ii) This Works. In the fourth quarter of fiscal 2022, we further changed the composition of our reporting units within the global cannabis segment as a result of: (i) the completion of the divestiture of our interest in C3; and (ii) a strategic shift in our KeyLeaf business to focus on non-cannabis extraction activities. Accordingly, goodwill was reassigned to the KeyLeaf reporting unit from the cannabis operations reporting unit, using the relative fair value allocation approach.

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

The estimated fair value of the cannabis operations reporting unit in the global cannabis segment was determined using the market valuation method, with the most significant assumptions used in applying this method being: (i) the price of our common shares; and (ii) the estimated control premium associated with ownership of our common shares. The estimated fair values of all other reporting units (KeyLeaf, This Works, and Storz & Bickel) were determined using the income valuation method, with the most significant assumptions used in applying this method being: (i) the discount rate; (ii) the expected long-term growth rate; and (iii) the annual cash flow projections. These methodologies are consistent with those used for our annual impairment test conducted at March 31, 2021, and for the quantitative interim goodwill assessment we conducted for the cannabis operations reporting unit at December 31, 2021.

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

While we changed our reportable segments in the second quarter of fiscal 2023 (see “Segment Reporting” under Part 1 - Business Overview above), there were no changes to the composition of our reporting units to which goodwill remained assigned at September 30, 2022. In the second quarter of fiscal 2023, we determined there to be indicators of impairment for our This Works reporting unit, as slower growth rates resulted in updated long-term financial forecasts indicating lower forecasted revenue and cash flow generation. As a result, we performed a quantitative interim goodwill impairment test for This Works as of September 30, 2022 and concluded that the carrying value was higher than its estimated fair value, as determined using the income valuation method. We recognized a goodwill impairment loss totaling $2.3 million in the second quarter of fiscal 2023, representing the entirety of the goodwill assigned to our This Works the reporting unit.

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

Fiscal 2024

As part of our annual impairment testing, we performed a quantitative goodwill impairment assessment for our remaining goodwill balance, which is assigned to the Storz & Bickel reporting unit. From the analysis, an impairment of $42.1 million to Storz & Bickel's goodwill was recognized as the estimated fair value of the Storz & Bickel reporting unit was less than its carrying value. The estimated fair value of the Storz & Bickel reporting unit was determined using the income valuation method, with the most significant assumptions used in applying this method being: (i) the discount rate; (ii) the expected long-term growth rate; (iii) revenue growth rate projections; and (iv) annual cash flow projections. Certain negative trends, including slower growth rates, resulted in updated long-term financial forecasts indicating lower forecasted revenue and cash flow generation for the Storz & Bickel reporting unit. This methodology is consistent with that used by us for our annual impairment test conducted at March 31, 2023. At March 31, 2024, the remaining carrying value of the Storz & Bickel goodwill is $43.2 million.

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

In the fourth quarter of fiscal 2022, the global cannabis segment recognized a $26.1 million impairment loss in connection with certain of our acquired adult-use cannabis brand intangible assets, and certain of our operating license intangible assets. In fiscal 2023, we recognized intangible asset impairment losses totaling $14.6 million in connection with certain acquired brand intangible assets, primarily within our Canada cannabis segment. In fiscal 2024, we recognized intangible asset impairment losses totaling $9.0 million in connection with certain acquired brand intangible assets relating to our Storz & Bickel segment. Certain negative trends, including slower growth rates and increased competition, resulted in updated long-term financial forecasts indicating lower forecasted revenue and cash flow generation for the specific acquired brands. This change in financial forecasts indicated it was more likely than not that the fair value of our indefinite lived intangible asset associated with the acquired brands might also be below their carrying values, and accordingly we performed a quantitative assessment for impairment. The most significant assumptions used in the relief-from-royalty method to determine the estimated fair value of intangible assets with indefinite lives are: (i) the estimated royalty rate, (ii) the discount rate, (iii) the expected long-term growth rate, and (iv) the annual revenue projections.

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

Impact if actual results differ from assumptions. If the assumptions and judgments differ, the fair value calculation will be impacted. Information on the valuation technique and inputs used in determining fair values are disclosed in Note 25 of our Financial Statements.

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

Impact if actual results differ from assumptions. If the assumptions and judgments differ, the fair value calculation will be impacted. Information on the valuation technique and inputs used in determining fair values are disclosed in Note 25 of our Financial Statements.

Wana financial instrument fair value measurement

Critical estimates. As a result of entering into the Wana Agreements, we recognized: (i) the call options associated with the Wana Agreements (the “Wana Options”), which represents options to purchase 100% of Wana for payments equal to 15% of Wana’s fair market value at the time the option is exercised; and (ii) the Wana Deferred Payments (as defined in the consolidated financial statements in Item 8 of this Form 10-K), which are additional deferred payments that we expect to make in respect of Wana as of the 2.5- and 5-year anniversaries of October 14, 2021, computed based on a pre-determined contractual formula. Refer to Note 13 of our Financial Statements for further details. The Wana Options and Wana Deferred Payments are measured at fair value through net income (loss) using Level 3 inputs.

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

Impact if actual results differ from assumptions. If the assumptions and judgments differ, the fair value calculation will be impacted. Information on the valuation techniques and inputs used in determining fair valued are disclosed in Note 25 of our Financial Statements.

Jetty financial instrument fair value measurement

Critical estimates. As a result of entering into the Jetty Agreements, we recognized: (i) the call options associated with the Jetty Agreements (the “Jetty Options”), which represents two option agreements, with the first option agreement exercisable in two tranches, to purchase 100% of Jetty; and (ii) the Jetty Deferred Payments, which are additional deferred payments that we expect to make in respect of Jetty, computed based on a pre-determined contractual formula. Refer to Note 13 of our Financial Statements for further details. The Jetty Options and Jetty Deferred Payments are measured at fair value through net income (loss) using Level 3 inputs.

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

Impact if actual results differ from assumptions. If the assumptions and judgments differ, the fair value calculation will be impacted. Information on the valuation techniques and inputs used in determining fair valued are disclosed in Note 25 of our Financial Statements.

Other fair value measurements

Critical estimates. Some of our assets and liabilities are measured at fair value. In certain cases where Level 1 inputs are not available, valuation approaches using Level 2 and Level 3 inputs are required.

Assumptions and judgment. The valuation techniques require assumptions and judgment around the inputs to be used.

Impact if actual results differ from assumptions. If the assumptions and judgments differ, the fair value calculations will be impacted. Certain assumptions will have greater impact on the determination of fair value depending on the nature of the asset or liability. Information on the valuation techniques and inputs used in determining fair values are disclosed in Note 25 our Financial Statements.

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

A hypothetical 10% change in the U.S. dollar against the Canadian dollar compared to the exchange rate at March 31, 2024, would affect the carrying value of net assets by approximately $49.0 million, with a corresponding impact to the foreign currency translation account within accumulated other comprehensive income or loss. A hypothetical 10% change in the euro against the Canadian dollar compared to the exchange rate at March 31, 2024, would affect the carrying value of net assets by approximately $18.8 million, with a corresponding impact to the foreign currency translation account within accumulated other comprehensive income or loss.

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

Interest rate risk

Our cash equivalents and short-term investments are held in both fixed-rate and adjustable-rate securities. Investments in fixed-rate instruments carry a degree of interest rate risk. The fair value of fixed-rate securities may be adversely impacted due to a rise in interest rates. Additionally, a falling-rate environment creates reinvestment risk because as securities mature, the proceeds are reinvested at a lower rate, generating less interest income. As at March 31, 2024, our cash and cash equivalents, and short-term investments, consisted of $88.0 million, as compared to $320.1 million at March 31, 2023, in interest rate sensitive instruments.

Our financial liabilities consist of long-term fixed rate debt and floating-rate debt. Fluctuations in interest rates could impact our cash flows, primarily with respect to the interest payable on floating-rate debt.

	Aggregate Notional Value		Fair Value		Decrease in Fair Value - Hypothetical 1% Rate Increase
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Unsecured senior notes	$-	$337,380	$-	$331,250	$-	$(1,552)
Promissory note	100,000	-	89,224	-	(523)	-
Fixed interest rate debt	38,186	135,573	N/A	N/A	N/A	N/A
Variable interest rate debt	469,819	840,058	N/A	N/A	N/A	N/A

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

Information regarding the fair value of financial instrument assets and liabilities that are measured at fair value on a recurring basis, and the relationship between the unobservable inputs used in the valuation of these financial assets and their fair value is presented in Note 25 of the Financial Statements.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10‑K was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2024, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management has determined that our internal control over financial reporting as of March 31, 2024 was effective.

Our independent registered public accounting firm, PKF O’Connor Davies, LLP, who audited our financial statements included in this Annual Report, has issued its report on the effectiveness of our internal control over financial reporting as of March 31, 2024, which is included herein.

Remediation of Previously Disclosed Material Weaknesses in Internal Control Over Financial Reporting

As previously disclosed in Item 9A of the Annual Report for the fiscal year ended March 31, 2023, management concluded that material weaknesses existed in our internal control over financial reporting relating to:

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

During fiscal year 2024, management, with the oversight of the Audit Committee of our Board of Directors, completed the implementation of our previously disclosed remediation plan that included:

IT General Controls

•
Improving the privileged access review process and performing a timely review of all in-scope systems for privileged user access;
•
Performing a review of the tools and improving the process relied upon to ensure users terminations or transfers are timely updated in systems;
•
Improving the access approval requirements and ensuring all access requests were properly approved and documented prior to granting/modifying user access;
•
Adding a dedicated resource to support and perform key IT general controls, including privileged access review and review of third-party service organization control reports to assess their impact in relation to the control environment. Additionally, training on third-party service organization control reports review was delivered to relevant control owners;
•
Improving the documentation and retention of evidence for testing and approval of system changes;
•
Enhancing the assignment of control responsibilities and accountability to responsible operational and IT personnel; and
•
Completing training on strengthening Canopy Growth’s control environment for all key stakeholders aimed at improving employee knowledge and skills in internal controls over financial reporting, including IT General Controls.

BioSteel business-to-business sales

•
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

During the fourth quarter of fiscal 2024, we completed testing of the operating effectiveness of the implemented controls and found them to be effective. As a result, we have concluded the material weaknesses have been remediated as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

Other than the execution of the material weakness remediation activities discussed above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during our most recent quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Amendment to David Klein Employment Agreement

On May 28, 2024, the Company and David Klein entered into an amendment (the “Amendment”) to Mr. Klein’s employment, dated December 8, 2019 and amended on June 8, 2021 and June 14, 2024 (the “Klein Agreement”). Pursuant to the Amendment, effective June 8, 2024, Mr. Klein's base salary will be adjusted from US$975,000 to US$750,000. In accordance with the Amendment, in addition to the long-term incentive award he is entitled to under the Klein Agreement, in 2025, Mr. Klein will receive a one time equity grant valued at US$500,000 divided equally between Options and RSUs, with both the Options and the RSUs each vesting one year from the grant date. In addition, the severance provisions of the Klein Agreement have been amended to maintain the total approximate value as his current agreement. Accordingly, in accordance with the Amendment, Mr. Klein will now be entitled to a fixed distribution of $1,950,000 upon his severance from the Company under certain circumstances specified in the Klein Agreement, instead of the previous provision of two times his base salary. Furthermore, in accordance with the Amendment, Mr. Klein will now be eligible for a severance benefit of 2.5 times the average actual short-term incentive amount paid to him over the previous two years, replacing the previous calculation of two times.

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(c) of Regulation S-K.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Unless otherwise specified, all dollar amounts in Part III of this Form 10-K are in United States of America (“U.S.”) dollars (“US$” or “$”) unless stated otherwise. “C$” means Canadian dollars.

As used in this Part III of this Form 10-K, references to:

•
“Fiscal 2025” refer to the 12-month period ended March 31, 2025;
•
“Fiscal 2024” refer to the 12-month period ended March 31, 2024;
•
“Fiscal 2023” refer to the 12-month period ended March 31, 2023;
•
“Fiscal 2022” refer to the 12-month period ended March 31, 2022; and
•
“Fiscal 2021” refer to the 12-month period ended March 31, 2021.

In addition, all Share amounts and exercise prices in this Part III have been adjusted for the one-for-10 Share Consolidation, which became effective on December 15, 2023.

Item 10. Directors, Executive Officers and Corporate Governance.

The table below sets forth certain biographical information regarding each director of the Company. In addition, a discussion of the qualifications, attributes and skills of each director that led the Company's board of directors (the “Board”) and the Corporate Governance, Compensation and Nominating Committee of the Board (“CGCN Committee”) to the conclusion that he or she should continue to serve as a director follows each of the director biographies. Additional information regarding the skills and expertise of each director is included below under the section entitled “Board of Directors, Committees and Governance—Board Skills Matrix.” If a director is listed as “Independent” in the table below, that director meets the requirement to be an “independent director” under Rule 5605(a)(2) the Listing Rules of the Nasdaq Stock Market (the “Nasdaq Rules”) and the definition of “independence” under Canadian National Instrument 52-110 – Audit Committees (“NI 52-110”).

Directors

Name	Age (1)	Position
David Klein	60	Director and Chief Executive Officer
Willy Kruh	67	Director and Chair of the Audit Committee
David Lazzarato	68	Director, Chair of the Board and member of the Audit Committee, and member of the CGCN Committee
Luc Mongeau	57	Director and member of the CGCN Committee
Theresa Yanofsky	67	Director, Chair of the CGCN Committee and member of the Audit Committee

(1) Ages as of May 1, 2024.

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

Committee Memberships
None

	Attendance in Fiscal 2024	Other Public Company Directorships
	Board: 24/24	None
David Lazzarato Toronto, Ontario, Canada Independent Director Since March 31, 2020

David Lazzarato serves as Chair of the Board, is a member of the Audit Committee and a member of the CGCN Committee. Mr. Lazzarato’s impressive career includes senior executive positions with Alliance Atlantis Communications, Allstream, Bell Canada, and CAE. In 2016, Mr. Lazzarato retired and has since been a Corporate Director. Mr. Lazzarato has served on corporate and not-for-profit boards for two decades and served on the Board of Directors of Flutter Entertainment (Dublin) until May 2024 and was recently appointed to the Board of Thunderbird Entertainment in February 2024. Mr. Lazzarato brings to the Board a demonstrated commercial and financial acumen to assist businesses going through pivotal inflection points.

Committee Memberships
Audit Committee
CGCN Committee
	Attendance in Fiscal 2024	Other Public Company Directorships
	Board: 24/24	Flutter Entertainment plc (exited as of May 1, 2024)
Audit: 10/10
CGCN: 5/6
Willy Kruh Toronto, Ontario, Canada Independent Director Since February 7, 2024

Willy Kruh CPA, CA, MBA, worked at KPMG LLP from 1984 to 2019, most recently serving as Partner and Global (and Canadian) Chairman of Consumer and Retail at KPMG LLP from 2014 until his retirement from KPMG LLP in October to 2019. Since October 2020, Mr. Kruh has been served as CEO of PlanEXT, an Israel-based global leader in pharmaceutical cannabis research and development. Mr. Kruh , with over 35 years of experience. As a recognized and trusted advisor, consultant, and auditor in the consumer and retail sector, he has been instrumental in shaping the financial landscape of leading CPG, Retail, Food and Beverage multinational corporations, offering strategic guidance and invaluable insights to industry leaders in North America and globally. Mr. Kruh brings wide ranging financial as well as consumer and retail industry experience to the Board.

Committee Memberships
Audit Committee (Chair)
	Attendance in Fiscal 2024	Other Public Company Directorships
	Board: 3/3	None
Audit: 1/1

Theresa Yanofsky Westmount, Quebec, Canada Independent Director Since March 31, 2020

Theresa Yanofsky currently serves as a member of the Board where she also acts as the Chair of the CGCN Committee as well as a member of the Audit Committee. Ms. Yanofsky has extensive experience working with big-name retailers and is respected for her strategic leadership and disciplined approach to driving revenue. Ms. Yanofsky brings over 30 years of experience working with rapidly growing big-name global retailers, serving as a board member for Reitmans (Canada) Ltd., (“Reitmans”), a Canadian-based retailer listed on the TSX and has served as a member of the board of directors of Goodfood Market Corp., a leading online grocery company in Canada listed on the TSX, since July 2019. Most recently, Ms. Yanofksy was appointed as a board member for Purolator Inc., a leading integrated freight, package and logistics provider, in April, 2022. Ms. Yanofksy served as the Senior Vice-President, General Manager of Sephora Canada from 2015 until her retirement in March 2020; prior to which she worked at L Brands where she was the country manager for Bath & Body Works Canada.

Ms. Yanofsky brings over 30 years of experience working with rapidly growing big-name global retailers as well as significant senior management and public company board and corporate governance experience.

Committee Memberships
Audit Committee
CGCN Committee (Chair)
	Attendance in Fiscal 2024	Other Public Company Directorships
	Board: 22/24	Goodfood Market Corp.
	Audit: 10/10	Reitmans Ltd.
	CGCN: 6/6	Purolator Inc.
Luc Mongeau Woodbridge, Ontario, Canada Independent Director Since February 7, 2024

Luc Mongeau is a seasoned executive with over 25 years of experience spearheading multi-billion-dollar consumer goods companies throughout North America, including Weston Foods, Mars, and Mars Petcare. Since September 2022, Mr. Mongeau has been the CEO of eSolustions Furniture Inc. and was previously the President of Weston Foods Inc. from September 2017 to March 2022. Mr. Mongeau is an established leader with a demonstrated track record of marketing and sales agility. Mr. Mongeau has consistently delivered transformative growth and operational excellence in brand led businesses. Mr. Mongeau brings his extensive experience in business transformation and strategic leadership to the Board.

Committee Memberships
CGCN Committee
	Attendance in Fiscal 2024	Other Public Company Directorships
	Board: 3/3	None
CGCN: 1/1

Board of Directors, Committees and Governance

Overview

The Board and management of the Company recognize the importance of corporate governance for the effective management of the Company and the protection of its stakeholders, particularly our shareholders (the “Shareholders”).

National Policy 58-201 – Corporate Governance Guidelines (“NI 58-101”) establishes corporate governance guidelines that apply to all public companies. NI 58-101 charters disclosure of corporate governance practices, which disclosure is set out below, in accordance with Form 58-101F1 – Corporate Governance Disclosure. The Company is also required to comply with the provisions of the Sarbanes-Oxley Act of 2002 (“SOX”) and the applicable rules adopted by the SEC pursuant to SOX, as well as the Nasdaq Rules and the rules of the Toronto Stock Exchange (the “TSX”).

Maintaining a high standard of corporate governance is a priority for the Board and the Company’s management as both believe that effective corporate governance will help create and maintain Shareholder value in the long term. A description of the Company’s corporate governance practices is set out below.

Board of Directors

The Board is responsible for the stewardship of the Company, supervising the management of our business and our affairs and acting in the best interests of the Company. The Board has adopted a written “Corporate Governance Guidelines” pursuant to which the Board assumes responsibility for the stewardship of the Company. The Corporate Governance Guidelines are available on the Company’s website at www.canopygrowth.com/investors/governance/committees-charters/.

The Company’s Corporate Governance Guidelines state that the primary responsibilities of directors are to exercise their business judgment in good faith and to act in what they reasonably believe is in the best interests of the Company. Directors are required to fulfill their responsibilities consistent with their fiduciary duties, in compliance with all applicable rules and regulations and subject to the provisions of the Company’s certificate of incorporation, as amended and its bylaws. In forming his or her judgment, each director is entitled to rely in good faith on the accuracy of the records of the Company and the information, opinions, reports or statement presented by the Company’s officers, employees, Board committees, outside advisors and auditors. In discharging their obligations, directors are entitled to rely on the honesty and integrity of the Company’s senior executives and its outside advisors and auditors.

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

Meetings

During the fiscal year ended March 31, 2024 (“Fiscal 2024”), the Board met 24 times, the Audit Committee met 10 times and the CGCN Committee met 6 times. During Fiscal 2024, the current directors attended, in aggregate, over 98.4% of the total number of Board meetings, 94% of CGCN Committee meetings, and 100% of Audit Committee meetings held and on which he or she served during his or her period of service. The Board and committees held a combination of in person and video conference meetings. The individual attendance summary for each of the directors who served as a director during Fiscal 2024 is set forth above.

Board Member Attendance at Annual Shareholder Meetings

The Company’s Corporate Governance Guidelines state that all directors are expected to make reasonable best efforts to attend all meetings of the Board, all meetings of the committees of which they are members and the annual meeting of Shareholders, and to maintain a satisfactory Board and committee meeting attendance record of no less than 75% in the aggregate, subject to recusal by the Board or relevant committee. The Company generally encourages, but does not require, directors to attend the Company’s annual meetings of Shareholders. Directors are encouraged to attend Board meetings and meetings of committees of which they are members in person but may also attend such meetings by telephone or video conference. All directors were present at the Company’s 2023 Annual General and Special Meeting of Shareholders, which was held via live audio webcast held on September 25, 2023.

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

Currently, David Klein serves as our CEO and Dave Lazzarato serves as Chair of our Board. Because Mr. Lazzarato is an independent director, we currently do not have a Lead Director.

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

Oversight of Risk Management

The Board oversees the management of risks inherent in the operation of our business, with a focus on the most significant risks that we face. The Board performs this role primarily through its Audit Committee and CGCN Committee. Each Board committee addresses the risks specific to the function of that committee. For example, the Board committees address the following risks:

•
The Audit Committee performs the Board’s oversight responsibilities as they relate to our accounting policies, internal controls, and financial reporting practices, and is responsible for, among other things, overseeing the process by which the Company assesses and manages risk and identifying risks inherent in the Company’s business including cybersecurity risks.
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
•
building leading product portfolios by continuing to innovate and develop new products to fulfill consumers across various channels;
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

Director Name	Audit Committee	CGCN Committee
David Klein
Willy Kruh	Chair
Luc Mongeau		Member
Theresa Yanofsky	Member	Chair
David Lazzarato	Member	Member

The Audit Committee and the CGCN Committee have adopted detailed charters outlining their responsibilities, including the specific responsibilities of the chair of each committee. Copies of these charters are available on the Company’s website at www.canopygrowth.com/investors/governance/committees-charters/.

Audit Committee

General. The Board has a separately designated standing Audit Committee established in accordance with the Nasdaq Rules. The Audit Committee is currently comprised of three directors: Willy Kruh (Chair), David Lazzarato and Theresa Yanofsky, all of whom are considered to be “independent” within the meaning of such term under applicable Nasdaq Rules for Audit Committees and Section 1.4 of NI 52-110. The members of the Audit Committee are appointed by the Board, and each member of the Audit Committee serves at the pleasure of the Board until the member resigns, is removed or ceases to be a member of the Board.

The Board has determined that Willy Kruh, the Chair of the Audit Committee, qualifies as an “audit committee financial expert” for purposes of the SEC’s rules and meets the requirements for independence of audit committee members under the Nasdaq Rules. The SEC has indicated that the designation of Mr. Kruh as an audit committee financial expert does not make him an “expert” for any purpose, impose any duties, obligations or liabilities on him that are greater than those imposed on other members of the Audit Committee and the Board who do not carry this designation or affect the duties, obligations or liabilities of any other member of the Audit Committee or the Board.

Purpose. The Audit Committee’s primary purpose is to assist the Board in fulfilling its oversight responsibilities for the financial reporting process, the system of internal control over financial reporting and accounting compliance, the audit process of the financial statements and processes for identifying, evaluating and monitoring the management of the Company’s principal risks impacting financial reporting. The committee also assists the Board with the oversight of financial strategies and the adequacy and effectiveness of the Company’s overall risk management program. The Audit Committee Chair also meets regularly with management and with the Company’s internal auditors, including its Chief Financial Officer, and its external auditors, PKF O’Connor Davies (“PKF”). The Audit Committee Charter (the “Audit Committee Charter”) sets forth the role and responsibilities of the committee’s chair.

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

CGCN Committee

General. The CGCN Committee is currently comprised of three directors of the Company: Theresa Yanofsky (Chair), David Lazzarato, Luc Mongeau each of whom are considered to be an “independent director” under applicable Nasdaq Rules relating to compensation committees and meet the definition of “independence” under NI 52-110.

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

Responsibilities - Compensation and Corporate Governance Matters. The CGCN Committee’s primary responsibilities are, among other things, to assist the Board in discharging its responsibilities relating to: (1) setting the Company’s compensation program, (2) administering and monitoring the incentive and equity-based compensation plans including awards under the Company’s Amended and Restated Omnibus Incentive Plan (the “Omnibus Incentive Plan”), and (3) preparing the compensation committee report, in the annual report and proxy statement under the rules and regulations of the SEC. In addition, the CGCN Committee is responsible for overseeing and assessing the functioning of the Board, its committees and individual directors, for the development, recommendation to the Board, implementation and assessment of effective corporate governance principles, overseeing the process of succession planning for the CEO and, as warranted, other senior officers of the Company, and handling such other matters that are specifically delegated to the committee by the Board from time to time.

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
•
annually review, and as appropriate, approve or recommend the results of the most recent stockholder advisory vote on the compensation of named executive officers (a “Say on Pay Vote”) when considering executive compensation policies and decisions, the frequency with which the Company will conduct Say on Pay Votes, the inclusion of proposals regarding the Say on Pay Vote and the frequency of the Say on Pay Vote in any Company filing with the SEC in accordance with applicable law and regulation; and
•
annually, review the results of the CEO’s performance with the Chair of the Board or the Lead Director, as applicable.

The CGCN Committee Charter does not provide for delegation of these duties.

Pursuant to the CGCN Committee Charter, the CGCN Committee has the authority to retain, at Canopy Growth’s expense, a compensation consultant only after taking into consideration the independence factors set out in Rule 5605(d)(3)(D) of the Nasdaq Rules (the “Compensation Committee Advisor Independence Factors”), to the extent applicable. For Fiscal 2024, after considering the Compensation Committee Advisor Independence Factors, the CGCN Committee continued to directly retain Mercer (Canada) Limited (“Mercer”) as its compensation consultant.

For additional information with respect to the role of Mercer in the determination of executive compensation, please see “Compensation Discussion and Analysis,” including the information under the subsection entitled “Annual Oversight of Compensation.”

Responsibilities - Board Nominations. The CGCN Committee is responsible for: identifying individuals qualified to become members of the Board, consistent with criteria approved by the Board, and to select, or to recommend that the Board select, the director nominees for the next annual meeting of shareholders. In carrying out the foregoing duties, the CGCN Committee consistently seeks to achieve a balance of knowledge, experience, diversity and capability on the Board. While the CGCN Committee has not established specific minimum qualifications for director candidates, it considers all pertinent factors that it deems appropriate. As set forth in our Corporate Governance Guidelines, among the qualifications considered in the selection of director candidates, the CGCN Committee will look at the following attributes and criteria of candidates: experience, skills, expertise, diversity, personal and professional integrity, character, business judgment, time availability in light of other commitments, dedication and conflicts of interest. In evaluating and identifying candidates, the CGCN Committee has the authority to retain and terminate any third party search firm that is used to identify director candidates and has the authority to approve the fees and retention terms of any search firm.

The CGCN Committee will also consider director nominations identified by Shareholders. Nominations by Shareholders must be provided in a timely manner and must include sufficient biographical information so that the CGCN Committee can appropriately assess the proposed nominee’s background and qualifications. For a Shareholder to have his or her candidate considered by the CGCN Committee for inclusion as a director nominee at the Company's 2024 annual meeting of shareholders, Shareholder submissions of candidates for nomination to the Board must be submitted in writing to the Corporate Secretary of the Company at Canopy Growth Corporation, 1 Hershey Drive, Smiths Falls, Ontario, K7A 0A8. Potential nominees recommended by a Shareholder in accordance with these procedures will be considered and evaluated in the same manner as other potential nominees.

The CGCN Committee Charter is available on the Company’s website at www.canopygrowth.com/investors/governance/committees-charters/.

Compensation Committee Interlocks and Insider Participation

The following persons served as members of the CGCN Committee during Fiscal 2024: Robert Hanson (former director), Luc Mongeau, James Sabia (former director), Theresa Yanofsky and David Lazzarato. No person who served as a member of the CGCN Committee during Fiscal 2024 has served as an officer or employee of the Company, and no such person had any relationships with the Company of the type that is required to be disclosed under Item 404 of Regulation S-K. During Fiscal 2024, none of our executive officers served as a member of the board of directors or compensation committee (or other board committee performing equivalent functions) of another entity one of whose executive officers served on the CGCN Committee or the Board.

Diversity, Equity and Inclusion

Over the course of Fiscal 2024, the Company has continued its journey towards creating greater equity in its workplace. We have undertaken the below noted steps to help us achieve our diversity, equity and inclusion (“DEI”) vision to: 1) develop a workforce of talent that reflects the communities and consumers we serve, and 2) create an inclusive environment where individuals from underrepresented groups feel welcomed, respected and valued based on their unique identities and perspectives.

To achieve these goals, we believe in investing in resources and integrating DEI strategies into our business efforts and priorities versus treating them solely as a standalone objective. As part of our initiatives, we have developed a multi-year strategy focused on the following four areas: 1) systems and accountability; 2) increased representation of underrepresented identities targeting support toward advancement of such individuals; 3) creating a culture of inclusion; and 4) increased education and awareness. As part of this work, several of our key activities are highlighted below:

•
Established employee resource groups (“ERGs”) focused on creating community and allyship for specific underrepresented identities.
•
Instituted a Canadian company-wide holiday for the Day of Truth and Recognition as a part of Canada’s overall initiatives towards Indigenous Reconciliation.
•
Instituted a U.S. company-wide holiday in recognition of both Martin Luther King Day and Juneteenth.
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
•
Integrated tools to mitigate bias into year-end review, our talent review processes and our annual merit program.

We actively seek opportunities to enhance our DEI strategy through a variety of initiatives. Although we are still early in the journey, we are investing time, resources and leadership engagement to achieve our desired results and achieve meaningful progress.

As of the date of this Form 10-K, the Company has five directors, one of whom is a woman, representing 20% of Board membership. None of the current directors are from any of the other “designated groups” (as defined in the Employment Equity Act (Ontario), namely women, members of visible minorities, Indigenous peoples and persons with disabilities (collectively, the “Designated Groups”). As of March 31, 2024, two of the Company’s named executive officers, as such term is defined by the SEC and Canadian National Instrument 51-102 - Continuous Disclosure Obligations, are women, each of whom is a visible minority. None of the executive officers are from any of the other Designated Groups. As of March 31, 2024, four of the Company’s seven leadership committee members are women, two of whom are visible minorities. None of the leadership committee members are from any other Designated Groups.

Nasdaq Diversity Matrix

In compliance with Nasdaq’s Board Diversity Rule, the table below provides information regarding our director's diversity information. The information presented below is based on voluntary self-identification responses we received from each director. Each of the categories listed in the table below has the meaning as it is used in Nasdaq Rule 5605(f).

Board Diversity Matrix
	(as of August 8, 2023)		(as of May 28, 2024)
Total Number of Directors	7		5
Part I: Gender Identity	Female	Male	Female	Male
Directors	2	5	1	4
Part II: Demographic Background
African American or Black	-	-	-	-
Alaskan Native or Native American	-	-	-	-
Asian	-	-	-	-
Hispanic or Latinx	-	-	-	-
Native Hawaiian or Pacific Islander	-	-	-	-
White	2	5	1	4
Two or More Races or Ethnicities	-	-	-	-
LGBTQ+	1		1
Did Not Disclose Demographic Background	-		-

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

The Board addresses items raised both through the assessment process and through informal feedback as warranted. In Fiscal 2024, the Board has continued to expand its exposure to members of management, further enhanced its focus on key topics of strategic concern to the Company, and continued to develop its knowledge of the Company’s business functions through various presentations and discussions from internal business groups. However, as a result the recent appointments to the Board of Directors as of February 7, 2024 following recent resignation of all of the CBI Group’s board nominees on April 18, 2024, the Board did not conduct a formal assessment of its own effectiveness and that of its committees during Fiscal 2024 and anticipates that such function will be completed later during the current fiscal year once the newly constituted Board consisting of only five members has had sufficient opportunity to work together.

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

In order to ensure that directors are knowledgeable in subjects related to the discharge of their duties as well as cannabis industry trends, the Company has addressed continuing education in its Corporate Governance Guidelines, which provide, among other things, that each director is expected to be involved in continuing director education on an ongoing basis to enable him or her to better perform his or her duties and to recognize and deal appropriately with issues that arise in connection therewith. The Board has adopted a

Continuing Education Policy, which provides that the CGCN Committee will present the directors, from time to time throughout each fiscal year, with a variety of continuing education opportunities. The CGCN Committee may also invite external legal counsel and other external advisors of the Company to present at Board meetings on topics and trends facing companies in the cannabis industry. In addition, directors have access to the Company’s in-house and external legal counsel in the event of any questions or matters relating to their corporate and director responsibilities and to keep themselves current with changes in legislation. In Fiscal 2024, the Board was offered six education sessions, two of which were presented by external advisors and four were presented by various Company business units. These included a session on director fiduciary duties (Canada and the US), product trends innovation in the Canadian cannabis market, changes to the U.S. cannabis regulatory landscape, requirements of Modern Slavery Reporting and training on the company’s Cybersecurity disclosure and clawback policy. Sessions were held in-person and virtually and the majority were attended by all members of the Board.

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

Experience / Skill	Theresa Yanofsky	Willy Kruh	David Klein	Luc Mongeau	David Lazzarato
Cannabis industry		√	√
Pharmaceutical / biomedical industry		√
Retail and consumer products industries	√	√	√	√	√
Real estate industry	√				√
Public company board experience	√		√		√
Public company CEO experience	√		√	√	√
CPA designation		√			√
Public Company CFO Experience		√	√		√
Corporate governance		√	√		√
Executive compensation	√			√	√
International business	√	√	√	√	√
Government relations					√
Strategic planning	√	√	√	√	√
M&A	√	√	√	√	√
Finance and capital markets		√	√		√
Legal and regulatory		√		√	√
HR and labor relations	√	√		√	√
Marketing	√	√		√
Operations	√	√		√
Information technology	√	√	√	√	√

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

The Board has also adopted an Insider Trading Policy to ensure, among other things: (i) that persons to whom the policy applies understand their obligations to preserve the confidentiality of undisclosed “Material Information” (as defined in the Insider Trading Policy); (ii) strict compliance by all insiders with all requirements relating to the reporting of insider trading and with respect to trading when in possession of undisclosed “Material Information”; and (iii) that individuals subject to scheduled and unscheduled blackout periods adhere to the restrictions on trading as set out in the policy. The Company seeks to discourage its employees from frequent buying and selling of securities for the purpose of realizing short term profits and to acquire securities as long term investments only. For greater detail, please refer to the Company’s Insider Trading Policy, which can be found at https://www.canopygrowth.com/investors/governance/articles-bylaws-policies/.

Succession Plan

In accordance with the Corporate Governance Guidelines, the Company has adopted a succession plan in order to lessen disruption and provide direction in the event of an extended absence or departure of the CEO or another member of executive management. By outlining the strategic direction of the Company, integrating strategies and embedding accountability, the succession plan is designed to ensure a smooth transition across the Company. The succession plan includes specific strategies for addressing either a short-term, long-term, or permanent absence of the CEO or other member of the executive management team. It is the responsibility of the CGCN Committee, in consultation with the executive management team and the Chief Human Resources Officer (“CHRO”), to suggest further mechanisms to minimize the impact of an unforeseen absences or vacancies in key roles and to ultimately make a recommendation to the Board to fill the vacancy. Pursuant to the Corporate Governance Guidelines, the CGCN Committee is required to annually review and report to the Board on succession planning, which must include emergency CEO succession, CEO succession in the ordinary course and succession for other members of the senior management team.

Share Ownership Guidelines

For the purpose of strengthening the alignment of the interests of the Company’s executive officers and non-employee directors with those of the other Shareholders, the Company approved written Share Ownership Guidelines in August 2020 (the “Guidelines”) and are reviewed annually on an as-needed basis. In accordance with the Guidelines, executive officers as well as certain other members of senior management are expected to hold share interests valued at the multiples of annual base salary by the end of an initial five-year accumulation period, beginning on the later of (i) the date of approval of the Guidelines; or (ii) the date on which the Guidelines become applicable to a given director or officer following their appointment to such position, and to maintain such an ownership level thereafter. The following details the guidelines applicable to the executive officer positions currently held as of March 31, 2024:

Title	Guidelines
Chief Executive Officer	five times base salary
Chief Financial Officer	three times base salary
Chief Legal Officer	three times base salary

Directors are expected to hold share interests valued at two-and-a-half times their annual cash board retainer by the end of an initial five-year accumulation period and to maintain such an ownership level thereafter. For purposes of the Guidelines, share interests include, among other things, Canopy Shares and restricted stock.

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

Involvement in Certain Legal Proceedings/Cease Trade Orders, Bankruptcies, Penalties or Sanctions

Except as disclosed below:

1.
No director is, as at the date of this Form 10-K, or has been within ten years before the date of this Form 10-K, a director, chief executive officer or chief financial officer of any company (including the Company) that:

a.
was subject to an order that was issued while the director was acting in the capacity as director, chief executive officer or chief financial officer; or
b.
was subject to an order that was issued after the director ceased to be a director, chief executive officer or chief financial officer and which resulted from an event that occurred while that person was acting in the capacity as director, chief executive officer or chief financial officer

For the purposes hereof, the term “order” means: (a) a cease trade order; (b) an order similar to a cease trade order; or (c) an order that denied the relevant company access to any exemption under securities legislation, that was in effect for a period of more than 30 consecutive days.

2.
No director:
a.
is, as at the date of this Form 10-K, or has been within the 10 years before the date of this Form 10-K, a director or executive officer of any company (including the Company) that, while such person was acting in such capacity, or within a year of that person ceasing to act in that capacity, became bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency or was subject to or instituted any proceedings, arrangement or compromise with creditors or had a receiver, receiver-manager or trustee appointed to hold its assets; or
b.
has, within 10 years before the date of this Form 10-K, become bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency, or become subject to or instituted any proceedings, arrangement or compromise with creditors, or had a receiver, receiver manager or trustee appointed to hold the assets of the director.
3.
No director has been subject to:
a.
any penalties or sanctions imposed by a court relating to securities legislation or by a securities regulatory authority or has entered into a settlement agreement with a securities regulatory authority; or
b.
any other penalties or sanctions imposed by a court or regulatory body that would likely be considered important to a reasonable securityholder in deciding whether to vote for a director.

On May 10, 2023, the Company announced that as a result of preliminary findings from its internal review, the Company’s (i) audited consolidated financial statements for the fiscal year ended March 31, 2022, included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022 (the “2022 10-K”), and (ii) unaudited consolidated financial statements for the quarterly periods ended June 30, 2022, September 30, 2022 and December 31, 2022, included in the Company’s Quarterly Reports on Form 10- Q for such quarterly periods (collectively, the “Form 10-Qs” and together with the 2022 10-K, the “Prior Financial Statements”), should no longer be relied upon because of certain material misstatements contained in the Prior Financial Statements (the “Default”). On June 2, 2023, the Ontario Securities Commission issued a management cease trade order against David Klein, the CEO and Judy Hong, the CFO, as a result of the Default. The management cease trade order was lifted on June 27, 2023 following the filing of the Company’s annual reports on Form 10-K for the fiscal years ended March 31, 2023 and 2022, which contained the Company’s audited financial statements for the fiscal years ended March 31, 2023 and 2022, as well as restatements of the Prior Financial Statements.

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

EXECUTIVE OFFICERS

The following sets forth certain information regarding our executive officers:

Name	Age (1)	Position
David Klein	60	Director and Chief Executive Officer

Judy Hong	52	Chief Financial Officer
Christelle Gedeon	42	Chief Legal Officer

(1) Ages as of May 1, 2024

David Klein. For information regarding Mr. Klein, see “Board of Directors” above.

Judy Hong serves as Canopy Growth’s CFO. Having joined the Company in December 2019 to lead Canopy Growth’s Investor Relations. Ms. Hong was appointed as interim CFO on November 19, 2021 and promoted to CFO on April 1, 2022. Ms. Hong’s deep knowledge of the CPG sector has been integral in shaping Canopy Growth’s overall commercial strategy and guiding the Company’s engagement with the financial community.

Ms. Hong’s financial and capital markets experience was built during her over 20 years’ experience at Goldman Sachs & Co. Ms. Hong’s roles at Goldman Sachs & Co included serving as a Managing Director, in the Global Investment Research Division, from 2013 until her departure in December 2019. During this time, Ms. Hong covered the Beverage and Tobacco sectors in the Consumer Products and Retail team within Global Investment Research and has been ranked in The Wall Street Journal’s “Best on the Street”. Ms. Hong earned an MBA from New York University’s Stern School of Business and a BS in Communications from Cornell University. From September 2014-January 2020, Ms. Hong served as a Treasurer on the Board of Bottomless Closet, a non-profit organization based in NYC.

Christelle Gedeon serves as Canopy Growth’s Chief Legal Officer (“CLO”) and Corporate Secretary. Dr. Gedeon joined the Company in August 2022, and oversees the Company’s legal group in addition to all government affairs, regulatory and quality matters as well as Corporate Development, Business Intelligence and Canopy Growth’s strategy with respect to Canopy USA strategy. Her role has included ongoing advocacy with the Canadian government to enhance critical elements of the regulatory framework for cannabis to ensure the sector’s long-term growth and sustainability.

Dr. Gedeon has been instrumental to the Company’s profitability strategy including leading the development and announcement of Canopy USA, the Company’s novel approach to realizing the opportunity presented by the U.S. THC market in advance of federal permissibility.

Prior to joining Canopy, Christelle served in a number of senior leadership roles including Chief Legal Officer and Corporate Secretary at Aphria, Inc. from July 2018 to August 2021 and Chief Legal Officer of The Metals Company, a deep-sea mining company, from August 2021 to August 2022. Prior to joining Aphria, Ms. Gedeon was a Partner at Fasken, a leading Canadian law firm. Through these roles, she developed extensive experience in the cannabis industry and in the management of complex regulatory structures, intellectual property management, corporate governance, government relations, and strategic acquisitions, all capabilities that are critical to advancing Canopy Growth’s strategy for North American leadership.

An accomplished commercial lawyer and strategist with more than a decade of experience, Christelle played an instrumental role in the completion of more than 50 mergers, acquisitions, and strategic investments during her tenure. Additionally, she has been named one of Canada’s Law Department Leaders of the Year, included as part of the Legal 500 GC 2020 Powerlist, and named to the 2019 Canadian General Counsel Awards Tomorrow’s Leader. Dr. Gedeon holds an LL.B/B.C.L. from McGill University, is a member in good standing of the Ontario and Quebec bars, and also a registered trademark agent in addition to holding a Ph.D. in Clinical Pharmacology and Toxicology from the University of Toronto.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our Shares to file initial reports of ownership and changes in ownership of our Shares and other equity securities with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during Fiscal 2024, except with respect to the following reports that were inadvertently filed late: (i) one report for Christelle Gedeon relating to one transaction; (ii) one report for Judy Hong relating to two transactions; (iii) one report for Judy Schmeling (former director) relating to one transaction; (iv) one report for Theresa Yanofsky relating to one transaction; (v) one report for David Klein relating to two transactions; (vi) one report for Thomas Stewart relating to two transactions; (vii) one report for David Lazzarato relating to one transaction.

In addition, for Fiscal 2023, the following reports were inadvertently filed late and have not been previously disclosed as late filings: (i) one report for Julious Grant (former employee) relating to one transaction; and (ii) one report for David Klein relating to one transaction.

Ethical Business Conduct

The Board is responsible for promoting an ethical business culture and fostering an environment that places an emphasis on compliance. The Board monitors compliance, including through receipt by the Audit Committee, of reports of unethical behavior.

The Board has adopted a Code of Business Conduct and Ethics (the “Code”) for directors, officers (including our CEO, CFO and principal accounting officer), employees and applicable third parties conducting work for or on behalf of the Company. The Code may be accessed on the Company’s website at www.canopygrowth.com/code-of-business-conduct-and-ethics/. We intend to post on our website all disclosures that are required by law or Nasdaq Rules concerning any amendments to, or waivers from, any provision of the Code.

Directors, officers, employees and consultants are responsible for reporting situations of non-compliance with respect to breaches of law, regulation or company policy, including the Code, or other concerns related to ethics and business conduct of which they become aware to the Chair of the Board, CEO, Corporate Secretary or outside legal counsel or in accordance with the Company’s Whistleblower Policy. If any person chooses to remain anonymous, every effort is made by the Company to respect such a request.

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

The Board has also adopted a Disclosure Policy to ensure, among other things: (i) that the Company complies with timely disclosure obligations under securities laws and the regulations of the stock exchanges on which the Company’s securities are listed; (ii) that the Company prevents material misrepresentations made to the public; (iii) that the Company prevents the selective disclosure of “material information” (as defined in the Disclosure Policy); (iv) that prompt corrected disclosure is made by the Company, if material information is undisclosed or if material misrepresentations are known to have been made publicly; and (v) that all communications to the public are informative, timely, factual, balanced, accurate and broadly disseminated.

The Board has also adopted an Insider Trading Policy as discussed above under “—Anti-Hedging & Insider Trading Policy.”

The Board has also continued to maintain and has updated existing policies after completing a thorough review of its corporate governance practices. The following table outlines recent updates to our policies:

Policy	Description
Clawback Policy

An updated version of the policy was adopted by the Board that provides for the recoupment of certain executive compensation, including but not limited to short- and long-term incentives, in the event of an accounting restatement resulting from material noncompliance with financial reporting requirements under U.S. federal securities laws. This policy is applicable to executives, officers and to senior management as well as other persons who perform policy-making functions of the Company.

Code of Business Conduct and Ethics

An updated version of the Code of Business Conduct and Ethics was adopted by the Board to, among other things, include language regarding the monitoring and reporting of forced and child labor, including in compliance with Canada’s Fighting Against Forced Labour and Child Labour in Supply Chains Act S.C. 2023, c. 9.

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Throughout this Compensation Discussion and Analysis (“CD&A”), we describe our executive compensation philosophy, program and decisions made in Fiscal 2024 for our named executive officers, as such term is defined by the SEC and Canadian National Instrument 51-102 - Continuous Disclosure Obligations (“NEOs”). For a complete understanding of the executive compensation program, this disclosure should be read in conjunction with the Summary Compensation Table and other executive compensation-related disclosures included in this Form 10-K.

For Fiscal 2024, the Company’s NEOs included the CEO, CFO, and CLO, as follows:

Name	Title
David Klein	Chief Executive Officer
Judy Hong	Chief Financial Officer
Christelle Gedeon	Chief Legal Officer

Fiscal 2024 Performance Highlights

Fiscal 2024 was transformative year in which Canopy Growth completed several strategic initiatives necessary to emerge as a cannabis-focused, brand-led, and asset-light corporation positioned for strength and profitability across the Canadian and global cannabis markets.

Highlights for Fiscal 2024 include:

Organizational transformation and balance sheet actions

•
Completing the transition to an asset-light model in Canada by (i) exiting cannabis flower cultivation in the Company’s Smiths Falls, Ontario facility, ceasing the sourcing of cannabis flower from the Mirabel, Quebec facility; (ii) consolidating cultivation at Canopy Growth’s facilities in Kincardine, Ontario and Kelowna, British Columbia; and (iii) moving to an adaptive third-party sourcing model for all cannabis beverages, edibles, vapes, and extracts which has enabled the Company to select and bring to market exciting and exclusive formats without the required investment in research and development and production footprint.
•
Executing a business transformation that reduced cost of goods sold in Fiscal 2024 by 45% year-over-year and reduced SG&A expenses by 33% compared to Fiscal 2023.
•
Benefitting from cost reduction actions taken to date, increased Consolidated Gross Margins and Canada Cannabis Gross Margins by 4,600 basis points and 6,200 basis points year-over-year, respectively, in Fiscal 2024.
•
Completing the sale of seven properties for the aggregate gross proceeds of approximately CAD $155 million, including the Company’s 1 Hersey Drive facility in Smiths Falls, Ontario.
•
Reducing total debt by $710M in Fiscal 2024 with total debt reduction of approximately $1.1BN since the beginning of Fiscal 2023. Benefitting from debt related transactions completed subsequent to the end of Fiscal 2024, the Company has no material debt maturing until March 2026.
•
Exiting the BioSteel sports hydration business and divesting the Company’s This Works skincare and wellness brand to further focus the Company on exclusively cannabis and cannabis adjacent businesses.

Canadian Commercial Advancement

•
Strengthening the Company’s Canada adult use cannabis business to business performance yielding 3% year over year net revenue growth in Fiscal 2024 driven by substantial improvements in flower quality and consistency. This is showcased by the commercial resurgence of the Company’s Tweed brand and its’s enormously popular flower strains of Kush Mints and Tiger Cake which helped drive the Company to remain a top 5 supplier of cannabis flower in British Columbia in Q4 Fiscal 2024 (Unless otherwise indicated, market share data disclosed in this Form 10-K is calculated using the Company’s internal proprietary market share tool that utilizes point of sales data supplied by third-party data providers and government agencies).
•
In Q4 Fiscal 2024 alone, the Company added over 2,300 points of distribution ("POD") in the Canada adult-use market including 915 POD for Tweed flower, over 700 POD for various PRJ and over 650 POD for Deep Space beverages.
•
Signing a partnership with Indiva Limited that assigned Canopy Growth exclusive rights and interests to manufacture, distribute and sell Wana branded products in Canada while also entering a contract manufacturing agreement under which Indiva holds the right to manufacture and supply Wana products in Canada, thereby solidifying the shift for the Company toward an asset-light model within the gummies category.
•
Reintroducing the Wana brand cannabis edibles in Canada in Q3 Fiscal 2024 and initiating activities to strengthen distribution nationally.

•
Driving continued outperformance of the Company’s Canada medical cannabis business with revenues increasing 10% in Fiscal 2024 vs prior year in a declining market environment through high-quality engagement and customer care of insured patients, as well as expanding the assortment of products offered to our customers including the launch of Wana brand edibles at spectrumtherapeutics.com.

International Markets Medical Cannabis Growth

•
Successfully attaining EU-GMP certification of the Company’s Kincardine, Ontario cultivation facility bolstering its ability to supply medical cannabis in international markets.
•
Responding to strong demand for medical cannabis in international markets, the Company began shipping proven Canadian flower strains Kush Mints, Tiger Cake and OG Deluxe. Shipments of the new strains and increased engagement with medical practitioners contributed to growth in Australia, Germany, Poland, and the Czech Republic in the second half of Fiscal 2024.
•
Benefiting from increasing supply of high-quality cannabis from Canada, the Company secured a top 4 market share in the German medical cannabis market in Fiscal 2024.
•
International markets cannabis Fiscal 2024 net revenue increased 6% year-over-year primarily attributable to growth in Australia.

Continued leadership in vaporization via Storz & Bickel

•
Reinforcing the status of Storz & Bickel as the world-leading manufacturer of high-end and medically certified vaporizers with the launch of Venty, boasting highly adjustable airflow, precise temperature control and the fastest heat-up-time of any Storz & Bickel device.
•
Demand for the new Venty vaporizer, a device priced at the top of the range for comparable portable devices, has exceeded expectations, and a second production shift was added in Q3 of Fiscal 2024 to help meet demand. In the critical holiday sales window of December 2023, the Venty vaporizer was Storz & Bickel‘s best-selling device, selling approximately double the number of the next highest selling device.
•
Black Friday sales were the most successful in Storz & Bickel’s over 20-year history with device sales increasing 55% over the number of devices sold during the prior year’s Black Friday event.
•
Storz & Bickel net revenue in Q4 Fiscal 2024 and Fiscal 2024 increased 43% and 9% year-over-year, respectively, primarily driven by strong sales of the new Venty portable vaporizer.

Advancing Canopy USA to offer shareholders unique access to U.S. market growth

•
Advancing the Canopy USA LLC strategy by scheduling a special shareholder meeting in early Fiscal 2025 at which Canopy Growth’s shareholders overwhelmingly approved a special resolution authorizing an amendment to its articles of incorporation, which created a new class of non-voting, non-participating exchangeable shares in the capital of the Canopy Growth, which, in turn, facilitated Canopy USA’s ability to acquire Acreage, Wana and Jetty.
•
Subsequent to quarter end, the Company announced on May 7, 2024 that Canopy USA had initiated the acquisitions of Wana and Jetty. These acquisitions are expected to close in Q2 Fiscal 2025.

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

Attracting, Retaining and Motivating Talent in Key Markets	Alignment with Corporate Strategic Objectives	Alignment with Shareholders’ Interests	Effective Risk Management

Total compensation, inclusive of base, short-term, and long-term incentives, are benchmarked against talent in markets in which the Company competes for talent, both inside and	Awards are linked to the Company’s short-term and long-term strategic objectives, and	A significant component of total compensation consists of equity-based compensation that is “at risk”, where executives are rewarded for contributing to a higher return on Shareholders’	The compensation structure encourages the Company’s management to take responsible risks and to manage those risks appropriately outside the Company’s industry. The approach seeks to ensure that the Company’s talent acquisition efforts remain in line with market standard and practice while the sector seeks to balance unique interplay of the sector being a high-growth sector but maturing in certain markets where the sector is experiencing significant market changes.

pay programs are aligned with our pay-for-performance philosophy.

investment and are equally negatively impacted by delivering lower Shareholder returns. Together our minimum Share Ownership Policy, the use of equity-based compensation ensures that employees are material owners of the Company’s equity are aligned with the interests of Shareholders.

through the use of a balanced scorecard which rewards employees to balance financial performance and individual achievement. More details regarding risk management can be found within “Executive Compensation Risk Management”.

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

2024 Policies & Practices Related to the Grant of Certain Equity Awards

At the regularly scheduled annual meeting of the Company’s Board of Directors and Compensation Committee held in June 2023, the Board’s and Compensation Committee reviewed the performance of the Company’s executive officers. Based on those reviews, and in alignment with their respective employment agreements, the board approved equity awards for each individual executive officer. In accordance with our Omnibus Plan, these annual equity awards are issued upon the exit of our Q4 financial blackout period, which occurs two trading days after the annual earnings call. The valuation of these awards are calculated based upon the fair market value definition as prescribed in our Omnibus Plan.

In 2023, following our previous Omnibus Plan blackout period definition and award issuance, Canopy was able to price and issue stock options (“Options”) in June 2023. However, due to immediately entering another quarterly financial blackout, Canopy waited until August 2023 to issue the Fiscal 2024 RSU award grant, ensuring the number of common shares to be issued would not be determined using the common share price during a financial blackout.

The following table presents information regarding Options issued to our NEOs in Fiscal 2024 during any period beginning four business days before the filing of a periodic report on Form 10-K or Form 10-Q, or the filing or furnishing of a current report on Form 8-K that discloses material nonpublic information (other than a Form 8-K disclosing a new material option award) and ending one business day after the filing or furnishing of such report with the SEC.

Name	Grant Date	Number of securities underlying the award	Exercise price of the award(1) ($/Sh)	Grant date fair value of the award

Percentage change in the closing market price of the securities underlying the award between the trading day ending immediately prior to the disclosure of material nonpublic information and the trading a day beginning immediately following the disclosure of material nonpublic information

David Klein | CEO	28-Jun-23	1,244,729	$4.70	$2.92	-10.29%
Judy Hong | CFO	28-Jun-23	264,903	$4.70	$2.92	-10.29%
Christelle Gedeon | CLO	28-Jun-23	164,274	$4.70	$2.92	-10.29%

(1) The exercise price of award is calculated by multiplying the actual exercise price of C$6.20 by the Bloomberg FX spot rate as of June 28th, 2023

Role of the Compensation Consultant

The CGCN Committee continued their engagement of Mercer, to provide independent advice on executive compensation, including the alignment of Canopy Growth’s compensation policies and practices with its executive compensation philosophy and related governance matters. The nature and scope of services provided by Mercer to the CGCN Committee during Fiscal 2024 included the review, support, and advice on:

•
The Company’s compensation philosophy
•
The review of Canopy Growth’s peer group
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

Components of Compensation & Key Decisions for Fiscal Year 2024

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
Provided annually and intended to align recipient with shareholder value creation, as well as to drive retention of key employees
•
No value to recipient unless shareholder value created from time of grant

Share-based Awards including PSUs and RSUs
•
Provided annually to align recipient with shareholder value creation, incentivize achievement of defined long-term objectives, and to drive retention of key employees
•
Previously granted performance share units (“PSUs”) cliff vest on the third anniversary of grant based on continued service and achievement relative to defined objectives
•
PSUs granted in Fiscal 2022 and Fiscal 2023 PSUs include objectives tied to “Relative Total Shareholder Return” (TSR) and AEBITDA (More Details: Long Term Incentive”)
•
Restricted share units (“RSUs”) vest equally over three years from the date of grant based on continued service

Other	Annual	Benefits
•
Provided annually as a fixed component of executive benefits
•
Benefit coverage offered includes group health care, dental, vision, health spending account, Flexible Spending Account (FSA), life insurance, accidental death and dismemberment insurance, and short- and long-term disability coverage. Coverage varies by the country in which the employee resides.
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

A significant portion of our NEOs’ compensation is variable and linked to performance against short-term financial and individual objectives, as well as Share price performance and long-term financial objectives. The following charts illustrate our CEO’s Fiscal 2024 target total direct compensation (“TDC”) mix.

Base Salary

Base salary forms the basis for attracting talent and remaining competitive with the market. Base salary is set by the Company based on market rates for similar positions and each executive’s expected contribution and past performance. For all NEOs other than the CEO, the CEO and the CHRO develop salary recommendations based on: (i) approved benchmarking provided by the Company’s independent compensation consultant (Mercer); and (ii) market survey data. CEO base salary recommendations to the Board are prepared by the CGCN Committee and are based on approved benchmarking data. All base salaries for senior executives are reviewed and approved by the Board.

The following table illustrates base salary details for our NEOs throughout Fiscal 2024:

Individual	Fiscal 2023 Annual Base Salary	Fiscal 2024 Annual Base Salary	% Change
David Klein	$975,000	$975,000	0%
Judy Hong	$395,000	$415,000(1)	5.1%
Christelle Gedeon	$366,854	$395,151(2)	7.7%

(1) Effective June 1, 2023, the Company provided Ms. Hong with an annual merit increase of 5.10%.

(2) Effective June 1, 2023, the Company provided Dr. Gedeon with an annual merit increase to C$509,250 (US$376,132) and an off-cycle base pay adjustment to C$535,000 (US$395,151), effective August 21, 2023, upon assuming Corporate Development, Business Intelligence, and Canopy USA Strategy roles.

For Fiscal 2025, other than changes described below in Mr. Klein’s compensation, Management recommended and the CGCN Committee agreed that the base salaries for Management should be held flat entering Fiscal 2025.

Short-Term Incentives

All NEOs who were employed by the Company at the end of Fiscal 2024, participated in the Company’s short-term incentive plan (the “STIP”) which provides an annual cash incentive based on performance relative to defined financial and individual objectives. The STIP is a leveraged bonus design, where executives may earn between 0% and 200% of the target bonus opportunity (“target”), which is defined as a percentage of base salary for each executive.

Plan Design

For our NEOs, the STIP is linked to a combination of corporate financial and individual objectives and is structured as follows:

Base Salary ($)	X	STIP Target (% of salary)	X	Performance Score (0 - 200%)	=	STIP Payout ($)

Fiscal 2024 Target Award Levels

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

Fiscal 2024 STIP Performance Criteria & Results

Per the Company’s STIP initially adopted by the Board for Fiscal 2021, the performance of the Company’s executive leadership team, including the NEOs, was assessed based on predetermined criteria that were established and approved by the Board at the beginning of the fiscal year. For Fiscal 2024, all NEOs were assessed against corporate financial and individual objectives approved by the Board. These objectives were weighted as outlined in the below table.

In Fiscal Year 2024, our Compensation Committee and Board of Directors have approved a performance-based bonus for our NEOs, totaling 157.63% of the target. This decision is grounded in notable achievements: exceeding targets with 139.62% against the Adjusted EBITDA target and 139.22% against the Revenue target, despite the current challenges within the industry. The individual metrics were the result of superior achievement pertaining to qualitative objectives agreed to by the Board during Q1 of Fiscal 2024. These results underscore our leadership team's adaptability, strategic maneuvering, and ongoing efforts to enhance operational efficiency and revenue growth within a challenging environment. By recognizing their contributions in navigating market uncertainties, advancing strategic endeavors, and ensuring organizational stability, this bonus reaffirms our commitment to talent retention.

Fiscal 2024	Canopy Growth Adjusted EBITDA(1)	Canopy Growth Revenue	Individual	Total
Objective Weighting	45%	25%	30%	100%
Achievement Against Applicable Metric Based on Adjusted Financial Performance Metrics	139.62%	139.22%	200%	-
Weight X Achievement	62.83%	34.8%	60%	157.63%

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

Fiscal 2024 STIP Payouts

For Fiscal 2024, the Board approved the following cash bonuses to the NEOs based on actual performance relative to the defined STIP objectives:

Individual	Target (% of salary)	Payout Factor (% of target)	Bonus Payout (USD) (1)
David Klein | CEO	125%	157.63%	$1,921,169
Judy Hong | CFO	75%	157.63%	$486,685
Christelle Gedeon | CLO	75%	157.63%	$454,884

(1) Fiscal 2024, STIP payments are expected to be paid by July 12, 2024.

Long Term Incentives

Summary of Principal Terms of Long-Term Incentive Plan (“LTIP”) Instruments

The table below summarizes the principal terms of our Options, PSUs and RSUs.

	Share-Based Awards		Options
	PSUs	RSUs
Purpose	• PSUs represent compensation to incentivize executives to achieve long-term objectives of the Company, as well as to align	• RSUs represent compensation to incentivize executives to achieve long-term objectives of the Company, to retain executives, as well as to align executives’	• Options represent compensation that is intended to align executives’ interests with those of Shareholders by providing

	Share-Based Awards		Options
	PSUs	RSUs

executives’ interests with those of Shareholders
•
PSUs are considered “at risk” as the ultimate value vested depends on Share price and the level of execution and completion of predetermined performance targets
•
PSUs were last awarded to Named Executives Officers at the start of Fiscal 2023. No new PSUs were awarded in Fiscal 2024, and will not be part of the 2025 LTI package interests with those of Shareholders
executives with the opportunity to become Shareholders
•
These are considered entirely “at risk” because the value of Options rises (and may fall) in conjunction with the market price of Shares where the change in Share prices is deemed an indirect measure of overall performance by the Company and the execution on key performance metrics by the Company’s employees and executives

Form of Award	• PSUs represent notional Shares, the value of which track the value of the Shares on the TSX	• RSUs represent notional Shares that track the value of the Shares on the TSX • In Fiscal 2025 and moving forward, RSUs represent notional Shares that track the value of the Shares on the NASDAQ
•
A holder of vested Options may acquire Shares at the exercise price established on the date of grant of such Options which is equal to the closing price of the Shares on the TSX on the date of grant
•
In Fiscal 2025 and moving forward, newly granted Options pricing will be established and tracked based on the value of the Shares on the NASDAQ

Vesting
•
PSUs vest on the 3rd anniversary of the date of grant based on continual employment and the achievement of predetermined performance targets, effective upon the Board’s approval of the financial statements for the financial year immediately preceding the vesting date
		• RSUs generally vest on the 1st, 2nd, and 3rd anniversaries of the date of the grant, with one third of the number of granted RSUs vesting on each date	• Options vest on the 1st, 2nd, and 3rd anniversaries of the date of the grant, with one third of the number of granted Options vesting on each date
Settlement	• PSUs will, at the Board’s discretion, be settled in either cash, in Shares purchased from the open market, or in Shares issued from treasury	• RSUs will, at the Board’s discretion, be settled in either cash, in Shares purchased from the open market, or in Shares issued from treasury
•
The value of a vested Option is the difference between its exercise price and the closing price of the Shares on the TSX on the date prior to the date of exercise
•
In Fiscal 2025 and moving forward, newly granted Options pricing will be established and tracked based on the value of the Shares on the NASDAQ
•
All Options are settled in Shares issued from treasury

Fiscal 2022 & 2023 PSU Design

The vesting of PSUs which were awarded in Fiscal 2022 and Fiscal 2023 are based on: (i) Relative Total Shareholder return (“Relative TSR”) (50% weight) against a custom group of cannabis industry peers approved by the Board; and (ii) Adjusted EBITDA performance (50% weight) against predetermined targets established at the beginning of the fiscal year, as recommended by the CGCN Committee and approved by the Board.

PSUs provide compensation that is conditional on the achievement of pre-determined, multi-year performance criteria. The number of PSUs that vest is moderated higher or lower based on performance related to (i) Canopy Growth’s Relative TSR versus a custom cannabis industry peer group and (ii) absolute Adjusted EBITDA objectives.

Unvested PSUs are subject to forfeiture upon the occurrence of certain events related to termination of employment, as specified in the form of agreement pursuant to which the PSUs were granted (the “PSU Grant Agreement”). A participant may vest in their right to receive the applicable number of PSUs if the participant remains in continuous employment with the Company or any of its subsidiaries until June 14, 2025. In the event a U.S. resident recipient of PSUs retires (as the term “Retirement” is defined in the PSU Grant Agreement) at any time after December 14, 2022, and prior to June 14, 2025, vested awards are payable on a pro rata basis (as set forth in the PSU Grant Agreement applicable to U.S. residents). For U.S. residents, PSUs will vest 30 days after the recipient’s service with Canopy Growth terminates due to the recipient’s death or Disability (as that term is defined in the PSU Grant Agreements applicable to U.S. residents), subject to the terms of the PSU Grant Agreements applicable to U.S. residents.

For each of the Relative TSR and Adjusted EBITDA metric, performance is measured using an “umbrella” approach, whereby both annual performance (20% weighting per year) and three-year cumulative performance (40% weighting) are measured independently to determine overall PSU vesting at the end of the three-year performance period.

The following table sets forth the cannabis industry peers against which Canopy Growth’s TSR is measured for the purposes of the Fiscal 2022 and Fiscal 2023 PSU Awards. Also outlined below is the assessment framework used to measure Relative TSR performance.

Relative TSR Peers(1)	Percentile vs. Relative TSR Peers	Performance Multiplier (1)
Curaleaf Holdings	Greater than or equal to the 75th percentile	1.5x
Green Thumb Industries
Tilray
Cronos Group	50th percentile	1x
Sundial Growers
Aurora Cannabis	Less than or equal to the 25th percentile	0.5x
OrganiGram Holdings
Charlotte’s Web Holdings	(1) Interpolated on a linear basis in between

(1) Hexo Corporation and The Valens Company, which we formerly included among our Relative TSR Peers, have been acquired by Tilray Inc. and Sundial Growers Inc., respectively, and therefore have been removed from the Total Shareholder Return (TSR) analysis.

PSU Metric Details and Certification Results

PSUs were awarded to eligible NEOs at the start of the Fiscal 2022 and Fiscal 2023 years. No new PSU’s were awarded at the start of the Fiscal 2024, and will not be part of the Fiscal 2025 Long-Term Incentive Plan. The below results reflect the achievement factor of objectives set forth within the Fiscal 2022 & Fiscal 2023 PSU award cycle.

Based on the Company’s performance in Fiscal 2024, the CGCN Committee recommended the Board certify the following achievement factor:

•
50% for the Fiscal 2024 Adjusted EBITDA targets set forth during the Fiscal 2022 PSU grant
•
133% for the Fiscal 2024 Adjusted EBITDA targets set forth during the Fiscal 2023 PSU grant
•
50% for the 3-year Cumulative Adjusted EBITDA targets set forth during the Fiscal 2022 PSU grant
•
50% for the Total Shareholder Return targets for both the Fiscal 2022 and Fiscal 2023 PSU grants
•
50% for the 3-year Cumulative Total Shareholder Return targets set forth during the Fiscal 2022 PSU grant

Total Shareholder Return Objectives		Adjusted EBITDA Objectives
Targets	TSR Return	Adjusted EBITDA (‘000s of CDN)	Fiscal Results
FY24 TSR	-49%	FY24 Adjusted EBITDA	(58,922)
3-Year Cumulative (FY22-FY24)	-97%	3-Year Cumulative (FY22 - FY24)	(824,038)
Objective	Multiplier	Fiscal 2022 PSU Targets (FY24)
>75 Percentile	1.5X	Threshold	(45,000)
50 Percentile	1X	Target	50,000
<25 Percentile	.5X	Maximum	145,000
FY24 Achievement Factor	50%	FY22 Grant Achievement	50%
3-Year Cumulative Factor	50%	Fiscal 2022 PSU Targets (FY22 – FY24 Cumulative)
Objective	Multiplier	Threshold	(30,000)
		Target	255,000
		Maximum	540,000
		FY22 Grant Achievement	50%
		Fiscal 2023 PSU Targets (FY24)
		Threshold	(225,000)
		Target	(125,000)
		Maximum	(25,000)
		FY23 Grant Achievement	133%

Fiscal 2024 | Annual Long Term Incentive Award Grant Issuance

All NEOs, who were employed by the Company at the start of Fiscal 2024, participated in the Company’s LTIP. Initially adopted by the Board for Fiscal 2021, the Company’s leadership team, including the NEOs, receive annual long-term incentive (“LTI”) grants. For the CEO, these grants consist of 75% Options and 25% RSUs, while for all other NEOs, the grants are composed of 50% Options and 50% RSUs. The NEOs received the following grants in respect of their annual LTI with options being issued on June 28, 2023, and RSU being issued on August 22, 2023:

Individual	Option (#)	Share-Based Awards (#)
David Klein | CEO	1,244,729	235,821
Judy Hong | CFO	264,903	150,563
Christelle Gedeon | CLO	164,274	90,937

Each of the Options granted has a six-year term, subject to earlier termination upon the occurrence of certain events related to termination of employment, as specified in the form of option agreement pursuant to which the Options were granted (the “Option Grant Agreement”). One-third of the Options become exercisable on each of the first, second and third anniversaries of the date of grant, subject to the terms of the Option Grant Agreement. The Options will continue to vest upon the Retirement (as that term is defined in the Option Grant Agreement) of the recipient at any time after December 28, 2023, and prior to June 28, 2026, and will vest 30 days after the recipient’s service with Canopy Growth terminates due to the recipient’s death or Disability (as that term is defined in the Option Grant Agreement). The exercise price of each Option is C$6.20 (US$4.70 converted at Bloomberg spot rate for June 28, 2023), which is equal to the closing price of the Shares on the TSX on June 28, 2023.

Options will vest in equal tranches annually in thirds, with the vest dates occurring on June 28, 2024, 2025 and 2026. RSUs will vest in equal tranches annually in thirds, with the vest occurring on August 22, 2024, 2025 and 2026.

Fiscal 2025 | Long Term Incentive Award Plan Design

For Fiscal 2025, the Board, based on the recommendation of the CCGN Committee, has decided to maintain the same annual grant percentages for NEOs (salary X accrual %). Additional details pertaining to Mr. Klein’s Fiscal 2025 equity award can be found under, “Fiscal 2025 | CEO Compensation Updates”.

Individual	Total LTI Accrual (% of salary)	RSU (% of salary)	Stock Option (% of salary)
David Klein | CEO	400%	100%	300%
Judy Hong | CFO	300%	150%	150%
Christelle Gedeon | CLO	200%	100%	100%

Fiscal 2025 | CEO Compensation Updates

For Fiscal 2025, Mr. Klein approached the Compensation Committee with recommendations to align his compensation package to reflect the Company’s size, scale and market capitalization. These adjustments reflect ongoing efforts to optimize executive compensation structures that are in line with corporate objectives, market conditions, and shareholder interests.

Effective June 8th, 2024, Mr. Klein's base salary will be adjusted from US$975,000 to US$750,000 aligning Mr. Klein’s base salary to the 50th percentile of our U.S. based peer population. Mr. Klein’s annual short-term incentive target of 125% and long-term incentive target of 400% will now be calculated against his new base salary. This overall reduction in compensation aligns with the Company’s compensation philosophy disclosed above and is aimed at ensuring competitiveness in the executive compensation landscape while prudently managing cash costs.

In Fiscal 2025, in addition to the long-term incentive award he is entitled to under the Klein Agreement discussed above, Mr. Klein will receive a one-time equity grant valued at US$500,000 divided equally between Options and RSUs, with both the Options and the RSUs each vesting one year from the grant date.

In addition to the Compensation adjustments noted above, severance provisions of Mr. Klein’s employment agreement has been modified to maintain the total approximate value as his current agreement. Mr. Klein’s employment agreement will now include a fixed distribution of $1,950,000, instead of the previous provision of two times his base salary. Furthermore, Mr. Klein will now be eligible for a severance benefit of 2.5 times the average actual Short-Term Incentive (STI) amount paid to him over the previous two years, replacing the previous calculation of two times. Mr. Klein maintains eligibility for all Change in Control provisions specified within the Company Omnibus Incentive Plan.

Peer Groups and Compensation Benchmarking

With the engagement of our executive compensation consultant Mercer, the CGCN Committee re-evaluated Canopy Growth’s publicly-traded peer group in Fiscal 2023. We believe this new peer group continues to reflect the current reality of Canopy Growth and the cannabis industry and the companies we compete with for talent.

In Fiscal 2023, on the recommendation of the CGCN Committee, the Board approved the use of two distinct groups of publicly-traded peers to inform the setting of target total direct compensation levels for NEOs. The first group includes similarly-sized Canadian consumer-focused industry comparators, including cannabis companies, while the second group includes similarly-sized U.S. CPG and also includes companies in the cannabis industry. These groups include organizations that the Company would potentially compete with for talent. The criterion used to select the peer group are as follows:

•
Publicly traded company
•
Market capitalization between approximately 1/3 and 3 times that of the Company at the time of the review in early Fiscal 2023 (with the Company positioned at or near median), and
•
Operating within the consumer discretionary, consumer staples or pharmaceuticals industries

The peers selected for benchmarking executive compensation are:

Company Name	Cannabis	Peer Group	Global Industry Classification Sub-Industry
Canada Goose Holdings Inc.		CAN	Apparel, Accessories and Luxury Goods
Pet Valu Holdings Ltd.		CAN	Specialty Stores
Jamieson Wellness Inc.		CAN	Personal Products
SNDL Inc.	●	CAN	Pharmaceuticals
Village Farms International, Inc.	●	CAN	Agricultural Products - produce cannabis
Andrew Peller Limited		CAN	Distillers and Vintners
High Tide Inc.	●	CAN	Pharmaceuticals
Goodfood Market Corp.		CAN	Internet and Direct Marketing Retail
Cronos Group Inc.	●	CAN	Pharmaceuticals

Company Name	Cannabis	Peer Group	Global Industry Classification Sub-Industry
Aurora Cannabis Inc.	●	CAN	Pharmaceuticals
Tilray Brands, Inc.	●	US	Pharmaceuticals
WW International, Inc.		US	Specialized Consumer Services
Green Thumb Industries Inc.	●	US	Pharmaceuticals
SunOpta Inc.		US	Packaged Foods and Meats
MGP Ingredients, Inc.		US	Distillers and Vintners
Amphastar Pharmaceuticals, Inc.		US	Pharmaceuticals
Nature’s Sunshine Products, Inc.		US	Personal Care Products
Ascend Wellness Holdings, Inc.	●	US	Personal Care Products
ANI Pharmaceuticals, Inc.		US	Pharmaceuticals

(1) Effective April 1, 2024, Beyond Meat, Inc. and Throne Health Tech, Inc. have been removed from the peer group. This adjustment reflects our commitment to maintaining a relevant and comparable peer group composition in line with evolving market dynamics.

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

Executive Compensation Risk Management

The Board considers and assesses, as necessary, the implications of risks associated with the Company’s compensation policies and practices and devotes such time and resources as it believes are appropriate given the Company’s current stage of development. The Company’s practice during Fiscal 2024 of compensating its senior executives through a mix of base salary, short-term incentives and long-term incentives, provided under the Omnibus Incentive Plan, is designed to mitigate risk by: (i) ensuring that the Company retains such executives; and (ii) aligning the interests of its executives with the short-term and long-term objectives of the Company and its Shareholders. The CGCN Committee monitors the Company’s compensation practices and policies at least annually and more often as may be required to deal with issues that arise between annual reviews. During Fiscal 2024, the Board did not identify any significant risks arising from the Company’s compensation policies and practices that the Board believed were reasonably likely to have a material adverse effect on the Company.

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

Risk Mitigating Compensation Practices
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

Results of Fiscal 2023 Say-On-Pay Vote

Canopy Growth’s compensation program for its executive management team is designed to drive Shareholder value and to effectively attract and retain talent. Each year, we conduct a Shareholder advisory vote to approve the compensation of our NEOs as disclosed in our proxy statement for our annual meeting of shareholders (a “say-on-pay” vote). At our 2023 annual general and special meeting of shareholders, our Shareholders approved our NEO compensation at that time, with approximately 91.8% of the vote being cast in favor of approval. Given these results, the CGCN Committee has decided to retain our overall approach to executive compensation while continuing to evaluate our practices frequently, including in response to future say-on-pay votes. The CGCN Committee continues to monitor further stakeholder feedback, Company performance, and market developments for potential further improvements to the Company’s compensation structure for executive officers. The Company expects to have its next “say-on-pay” vote at its 2024 annual meeting of shareholders (the “2024 Annual Meeting”).

Performance Graph

The following performance graph illustrates the Company’s cumulative Shareholder return assuming reinvestment of dividends, by comparing a C$100 investment in the Shares beginning April 1, 2019 to the return on the S&P/TSX Composite Index and the Horizons Marijuana Life Sciences Index ETF.

	March 31, 2019	March 31, 2020	March 31, 2021	March 31, 2022	March 31, 2023	March 31, 2024
Canopy Growth Corporation	C$100.00	C$36.05	C$70.82	C$16.70	C$4.18	C$2.05
S&P/TSX Composite Index	C$100.00	C$82.44	C$117.02	C$134.89	C$123.86	C$136.60
Horizons Marijuana Life Sciences Index ETF	C$100.00	C$27.64	C$56.52	C$26.58	C$12.11	C$12.66

Since April 1, 2019, the Share price performance declined because of considerable volatility in the cannabis sector resulting from a multitude of factors, including, among others, poor supply discipline along the cannabis supply chain resulting in ballooning inventories despite facility rationalization amongst the larger licensed producers in Canada(1) and in 2022, rising energy costs contributed to increased operating costs depressing margins. Relative stock underperformance was even more pronounced given that prices of commodities have been elevated and rising since Fiscal 2021, supporting the S&P TSX performance causing a significant shift in investor sentiment on growth stocks like cannabis. The relative underperformance continued throughout fiscal 2024, but given recent developments in the U.S., a reversal of the decline occurred at the end of Fiscal 2024 and helped stem the overall decline for the year.

While our Share price has been volatile due in part to the evolving state of the cannabis industry, our executive compensation remains competitive as we aim to attract and retain an experienced executive team whose compensation is tied to a variety of metrics including long-term profit improvement and Share price appreciation. Executive compensation for Fiscal 2024 remains aligned with financial performance and the Shareholder experience to the end of Fiscal 2024, evidenced by a significant decrease in realizable equity compensation held by executives. For further discussion on this point, please refer above to “PSU Metric Details and Certification Results”.

(1) Canada’s unsolved inventory ballooned to an all-time high of 1.5 billion grams at the end of 2022 (https://mjbizdaily.com/canadas-unsold-cannabis-inventory-balloons-to-1-5-billion-grams/); (https://mjbizdaily.com/canadian-wholesale-cannabis-prices-fall-more-more-than-40-percent-in-2022/)

COMPENSATION COMMITTEE REPORT

The members of the CGCN Committee have reviewed and discussed the contents of the CD&A with management. Based on such review and discussion with management, and subject to the limitations on the role and responsibility of the CGCN Committee, the CGCN Committee recommended to the Board that the CD&A be included in the Company’s Form 10-K and in the proxy statement issued in connection with the 2024 Annual Meeting.

Respectfully submitted by the members of the CGCN Committee

Theresa Yanofsky (Chair)

David Lazzarato

Luc Mongeau

The foregoing Compensation Committee Report shall not be deemed to be “soliciting material,” deemed “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act. Notwithstanding anything to the contrary set forth in any of the Company’s filings under the Securities Act, or the Exchange Act that might incorporate by reference past or future filings, including this Form 10-K, in whole or in part, the foregoing Compensation Committee Report shall not be incorporated by reference into any such filings.

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

•
Fiscal 2024 of C$1.00 to US$0.7386 for the 12-month period ended March 31, 2024;
•
Fiscal 2023 of C$1.00 to US$0.7564 for the 12-month period ended March 31, 2023; and
•
Fiscal 2022 of C$1.00 to US$0.7976 for the 12-month period ended March 31, 2022.

Share Consolidation

On December 15, 2023, the Company's share consolidation on the basis of one post-consolidation common share for every 10 pre-consolidation common share became effective (the "Share Consolidation"). All issued and outstanding common shares, per share amounts, and outstanding equity instruments and awards exercisable into common shares below have been retroactively adjusted to reflect the Share Consolidation for all prior periods presented.

Summary Compensation Table

The following table sets forth the compensation for Fiscal 2022, Fiscal 2023 and Fiscal 2024 awarded to, earned by, or paid to the NEOs.

Name and Principal Position	Fiscal Year	Salary	Bonus(1)	Stock awards(2)	Option awards(2)	Non-equity incentive plan compensation(1)	All other compensation(3)	Total
David Klein, CEO	2024	975,000	-	974,997	3,631,643	1,921,169	102,282	7,605,091
	2023	975,000	687,711	1,645,450	3,056,810	-	94,550	6,459,521
	2022	975,000	-	1,547,706	1,919,484	-	99,700	4,541,890
Judy Hong, CFO(4)	2024	410,960	-	622,499	772,886	486,685	10,033	2,303,063
	2023	391,221	167,167	499,962	1,583,184	-	-	2,641,533
	2022	283,744	100,000(5)	75,414	375,550	-	-	834,708
Christelle Gedeon, CLO(6)	2024	383,454	-	375,977	479,289	454,884	-	1,693,604
	2023	232,812	157,444(7)	357,668	554,908	-	-	1,302,831
	2022	-	-	-	-	-	-	-

Notes:

(1)
Fiscal 2023 short-term incentive payments were included in the bonus section given discretion was applied to adjust certain performance metrics in the STIP. Fiscal 2024 short-term incentive payments are included in the non-equity incentive plan compensation section. See above “Short-Term Incentives – Fiscal 2024 STIP Performance Criteria & Results in this Item 11. The amounts for Fiscal 2024 are expected to be paid by July 12, 2024.
(2)
The amounts in this column represent the aggregate grant date fair value of the relevant award(s) presented, as determined in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation.” See note 21 of the consolidated financial statements included in the Company’s Form 10-K for the fiscal year ended March 31,2023 regarding assumptions underlying valuation of equity awards.
(3)
Consists of C$125,000 in annual perquisite allowance to be spent at Mr. Klein’s discretion and $9,957 in 401(k) employer match in Fiscal 2024. Ms. Hong received $10,033 in 401(k) employer match in Fiscal 2024.
(4)
Ms. Hong was appointed as interim CFO on November 19, 2021 and CFO on April 1, 2022.
(5)
Consists of US$100,000 paid to Ms. Hong as an additional incentive bonus payment for serving as interim CFO.
(6)
Dr. Gedeon was appointed as CLO on August 1, 2022, and her compensation relates to the portion of Fiscal 2023 during which she was employed with the Company.
(7)
Consists of C$65,000 (US$49,166) plus C$6,500 (US$4,917) associated vacation pay for a one-time signing bonus, plus pro-rated discretionary short-term incentive payout C$136,649 (US$103,361).

Grants of Plan-Based Awards in Fiscal 2024

The following table sets forth the grants of plan-based awards made in Fiscal 2024. Non-equity incentive plan awards listed below were made pursuant to the terms of the respective NEO’s employment agreement. All equity incentive plan awards were made pursuant to the terms of the respective NEO’s employment agreement and the Omnibus Incentive Plan.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan(2)			Estimated Future Payouts Under Equity Incentive Plan Awards			All other stock awards: Number of shares of stock or units(#)	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards(1)
		Threshold ($)	Target ($)	Max ($)	Threshold (#)	Target (#)	Max (#)

David Klein	1-Apr-23	$0	$1,218,750	$2,437,500	-	-	-
	28-Jun-23	-	-	-	-	-	-		1,244,729	$4.70	$3,631,643
	22-Aug-23	-	-	-	-	-	-	235,821		$4.13	$974,997
Judy Hong	1-Apr-23	$0	$308,743	$617,486	-	-	-
	28-Jun-23	-	-	-	-	-	-		264,903	$4.70	$772,886
	22-Aug-23	-	-	-	-	-	-	150,563		$4.13	$622,499
Christelle Gedeon	1-Apr-23	$0	$288,568	$577,136	-	-	-
	28-Jun-23	-	-	-	-	-	-		132,016	$4.70	$382,511
	28-Jun-23	-	-	-	-	-	-		32,258	$4.70	$96,778
	22-Aug-23	-	-	-	-	-	-	90,937		$4.13	$375,977

Notes:

(1)
The amounts in this column represent the aggregate grant date fair value of the relevant award(s) presented, as determined in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation.” See Note 22 of the consolidated financial statements included in this Form 10-K, regarding assumptions underlying valuation of equity awards.
(2)
The amounts shown in these columns reflect the short-term cash incentive bonuses that potentially could have been earned during Fiscal 2024 based upon the achievement of Company performance goals under our Short-Term Incentive Plan. The actual award paid to each named executive officer under the STIP for Fiscal 2024 is set forth above in the Summary Compensation Table in the “Non-Equity Incentive Plan Compensation” column. More information regarding short-term cash incentive bonuses under our STIP can be found in the CD&A under the heading “Short-Term Incentives”.

Employment Agreements

David Klein

Mr. Klein serves as CEO of the Company pursuant to an employment agreement between Mr. Klein and the Company dated December 8, 2019, as amended on June 8, 2021, June 14, 2022 and June 8, 2024 (the “Klein Agreement”). As CEO, Mr. Klein reports to the Board and, effective June 8, 2024, is entitled to a base salary of US$750,000 (or approximately C$1,015,435) per year, subject to review by the Board on an annual basis, and an annual perquisite allowance of C$125,000 (or approximately US$99,700).

Mr. Klein is eligible for a short-term annual incentive performance bonus of 125% of base salary (the “Klein Target Amount”), with a payout range of up to two times the Klein Target Amount based upon the achievement of certain mutually developed financial, operational, strategic and individual performance objectives approved by the Board.

Mr. Klein is also entitled to participate in the Omnibus Incentive Plan. Pursuant to the Klein Agreement, Mr. Klein is eligible to receive an annual long-term award grant equal to 400% of base salary (using the fair market value of the Shares on the date of grant), which may be comprised of Options, RSUs, PSUs and/or any other form of equity authorized by the Omnibus Incentive Plan. The Board, in its sole discretion, may determine the ratio of the various forms of equity that Mr. Klein is entitled to receive pursuant to the Omnibus Incentive Plan. In Fiscal 2025, Mr. Klein will receive a one-time equity grant valued at US$500,000 divided equally between Options and RSUs, with both the Options and the RSUs each vesting one year from the grant date.

Pursuant to the Klein Agreement, Mr. Klein received a grant of Options on December 6, 2019 equal to C$20,000,000 (or approximately US$15,952,000) (using the fair market value of the Options on the date of grant, based on the closing price of the Shares on December 6, 2019) (the “Klein Inducement Grant”). The Company granted Mr. Klein Options to purchase 161,812 Shares at an exercise price of C$247.20 (US$186.50) per Share pursuant to the Klein Inducement Grant.

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

The Company may terminate the Klein Agreement at any time for reasons other than cause or willful misconduct by providing (a) a lump sum payment equal to $1,950,000; (b) 2.5 times the average actual amounts paid as a short-term annual incentive performance bonus during the prior two years; (c) any statutory severance pay that may be required pursuant to the Employment Standards Act, 2000 (Ontario) (the “ESA”); (d) the continuation of benefits for a period of two years from the date of termination (it being understood that a payment will be made equal to the premium cost for any such benefits that cannot be continued); (e) the vesting of any outstanding PSUs, at actual performance levels, for all years already certified by the Board or any responsible committee thereof; and (f) any other statutorily prescribed benefit. As a condition to receiving any payments which exceed the statutory entitlements upon termination without cause, Mr. Klein will be required to execute a release in favor of the Company.

The Klein Agreement contains certain non-competition and non-solicitation provisions in favor of the Company for a period of 12 months following the termination of the Klein Agreement.

Judy Hong

In connection with Ms. Hong’s appointment as CFO of the Company, on April 1, 2022, the Company and Ms. Hong entered into an employment agreement dated March 24, 2022 (the “Hong Agreement”).

Pursuant to the Hong Agreement, as CFO, Ms. Hong reports to the CEO of the Company was initially entitled to a base salary of US$395,000 (or approximately C$495,200) per year.

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

The Hong Agreement was modified for Fiscal 2024 to reflect an annualized salary of US$415,000.

Christelle Gedeon

In connection with Dr. Gedeon’s appointment as Chief Legal Officer (CLO) of the Company, on August 1, 2022, the Company and Dr. Gedeon entered into an employment agreement (the “Gedeon Agreement”).

Pursuant to the Gedeon Agreement, as CLO, Dr. Gedeon reports to the CEO of the Company was initially entitled to a base salary of C$485,000 (or approximately US$366,854), and was paid C$65,000 (or approximately US$49,166) as a signing bonus.

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

The Gedeon Agreement was modified effective June 1, 2023, to reflect a salary of C$509,250 (or approximately US$385,196) per year. Additionally the Gedeon Agreement was further modified, effective August 21, 2023, due to an increase in scope and responsibility, to reflect a salary of C$535,000 (or approximately US$395,151) per year.

Outstanding Equity Awards at March 31, 2024

The following table presents information concerning outstanding Options, RSUs, and PSU awards to each of the NEOs as of March 31, 2024, the Company’s fiscal year end.

Name	Grant Date (1)	Option Awards					Stock Awards
		Number of securities underlying unexercised options - (#) exercisable	Number of securities underlying unexercised options - (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(2)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)(2)
		(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
David Klein	6-Dec-19(3)	53,938	-	107,874	186.50	6-Dec-25	-	-	-	-
	27-Mar-20	18,348	-	-	145.90	27-Mar-26	-	-	-	-
	9-Jun-21	9,299	4,649	-	257.40	9-Jun-27	-	-	-	-
	9-Jun-21	-	-	-	-	-	-	-	5,578	48,162
	14-Jun-22	33,263	66,524	-	37.40	14-Jun-28	-	-	-	-
	14-Jun-22	-	-	-	-	-	-	-	44,903	387,703
	22-Nov-22	12,475	24,949	-	40.20	22-Nov-28	-	-	-	-
	28-Jun-23	-	1,244,729	-	4.70	28-Jun-29	-	-	-	-
	22-Aug-23	-	-	-	-	-	235,821	2,036,134	-	-
Judy Hong	24-Dec-19	3,486	-	-	199.60	24-Dec-25	-	-	-	-
	27-Mar-20	564	-	-	145.90	27-Mar-26	-	-	-	-
	9-Jun-21	272	136	-	257.40	9-Jun-27	-	-	-	-
	9-Jun-21	-	-	-	-	-	102	881	-	-
	3-Dec-21	3,541	1,770	-	99.90	3-Dec-27	-	-	-	-
	14-Jun-22	10,107	20,213	-	37.40	14-Jun-28	-	-	-	-
	14-Jun-22	-	-	-	-	-	-	-	13,644	117,805
	22-Nov-22	12,475	24,949	-	40.20	22-Nov-28	-	-	-	-
	28-Jun-23	-	264,903	-	4.70	28-Jun-29	-	-	-	-
	22-Aug-23	-	-	-	-	-	150,563	1,299,996	-	-
Christelle Gedeon	10-Aug-22	5,406	10,810	-	28.90	10-Aug-28	-	-	-	-
	10-Aug-22	3,334	6,666	-	28.90	10-Aug-28	-	-	-	-
	17-Aug-22	-	-	-	-	-	-	-	9,759	84,261
	22-Nov-22	1,664	3,326	-	40.20	22-Nov-28	-	-	-	-
	28-Jun-23	-	32,258	-	4.70	28-Jun-29	-	-	-	-
	28-Jun-23	-	132,016	-	4.70	28-Jun-29	-	-	-	-
	22-Aug-23	-	-	-	-	-	90,937	785,171	-	-

Notes:

(1)
Unless otherwise indicated, with respect to all of the outstanding Options, RSUs and PSUs awarded to the NEOs as of March 31, 2022 one-third of each grant will vest on each of the first three annual anniversaries of the date of the grant, subject to the continued employment of the respective NEO.
(2)
The market value of the unvested stock awards is calculated by multiplying the number of unvested Shares held by the applicable NEO by the closing price of the Shares on March 28, 2024 (the last trading day of Fiscal 2024) on the Nasdaq Global Select Market, which was US$8.63.
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

Option Exercises and Stock Vested in Fiscal 2024

The following table presents information concerning Option exercises and Shares acquired upon vesting of RSU awards by each of our NEOs in Fiscal 2024:

	Option awards		Stock awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($) (1)	Number of shares acquired on vesting (#)	Value realized on vesting ($) (2)
David Klein	-	-	3,540	13,752
Judy Hong	-	-	243	944
Christelle Gedeon	-	-	-	-

Notes:

(1)
These amounts reflect the aggregate of the differences between the exercise price of the Option and the market price of a Share at the time of exercise for each Option exercised by a named executive officer in Fiscal 2024.
(2)
These amounts reflect the market price on the vesting date.

Potential Payments Upon Termination or Change-in-Control

A narrative description of the individual payments the Company is currently required to make upon termination or a change in control of the Company is described above under “Employment Agreements”.

The following table sets forth the details regarding the estimated payments from the Company to each of the NEOs, assuming termination without cause was effective on March 31, 2024, based on their employment agreements in effect at such time and assuming no change-in-control:

Individual	Cash Payment ($)	Accelerated Awards ($) (4)	Benefits ($) (5)	Total ($)
David Klein | CEO	$2,637,711(1)	$55,121	$40,910	$2,733,743
Judy Hong | CFO	$747,875(2)	$13,089	$35,802	$796,767
Christelle Gedeon | CLO	$731,740(3)	$9,368	$4,504	$745,612

Notes:

(1)
Upon termination without cause effective March 31, 2024, Mr. Klein would have been entitled to a payment in the amount of $2,637,711, representing two times his base salary plus two times the average actual amounts paid as short-term annual incentive performance bonus during the prior two years.
(2)
Upon termination without cause effective March 31, 2024, Ms. Hong would have been entitled to a payment in the amount of $747,875 representing 18 months base salary plus one and a half times the average actual amounts paid as short-term annual incentive performance bonuses to Ms. Hong during the prior two years.
(3)
Upon termination without cause effective March 31, 2024, Dr. Gedeon would have been entitled to a payment in the amount of $731,740, representing 18 months base salary plus one and a half times the average actual amounts paid as short-term annual incentive performance bonuses to Dr. Gedeon during the prior two years, as well as two weeks of statutorily prescribed vacation time.
(4)
Upon termination without cause effective March 31, 2024, any unvested PSUs at actual performance levels, for all years already certified by the Board or any responsible committee thereof, held by Mr. Klein, Ms. Hong and Dr. Gedeon immediately vest. The value was calculated based on the closing price of the Shares on March 28, 2024 (the last trading day of Fiscal 2024) on the Nasdaq Global Select Market, which was US$8.63.
(5)
As of March 31, 2024, Mr. Klein, Ms. Hong, and Dr. Gedeon are participants in Canopy Growth’s benefits plan. Upon termination without cause effective March 31, 2024, Mr. Klein’s benefits would continue for a period of two years. Upon termination without cause effective March 31, 2024, if Ms. Hong were to elect continuation coverage under the Company’s medical plan pursuant to the COBRA, a reimbursement to Ms. Hong for a portion of COBRA premium payments would be required. Upon termination without cause effective March 31, 2024, Dr. Gedeon would receive the statutorily prescribed benefits as set forth in the ESA.

Subject to the specific terms of the NEOs’ respective employment agreements, upon a termination of the NEO without cause, Options, RSUs and other Awards will be treated in accordance with the terms of the Omnibus Incentive Plan.

Potential Payments Upon Termination Following a Change in Control

None of the NEOs are entitled to a payment upon a change of control pursuant to the terms of their respective employment agreements. However, pursuant to the terms of Omnibus Incentive Plan, for a period of 18 months following a Change in Control (as defined in the Omnibus Incentive Plan), where a participant’s employment or term of office or engagement is terminated for any reason, other than for Cause (as defined in the Omnibus Incentive Plan): (i) any unvested awards as at the date of such termination shall be deemed to have vested, and any period of restriction shall be deemed to have lapsed, as at the date of such termination and shall become payable as at the date of termination; and (ii) the level of achievement of performance goals for any unvested awards that are deemed to have vested pursuant to (i) above, shall be based on the actual performance achieved at the end of the applicable period immediately prior to the date of termination.

The table below shows the payments that would be made to NEOs upon each of their terminations within 18 months of a Change in Control. With the exception of the “Accelerated Awards ($)” and “Total ($)” columns, all amounts in the table below are the same as in the “Potential Payments Upon Termination” table above and all footnotes to the “Cash Payment ($)” and “Benefits ($)”

columns of the “Potential Payments Upon Termination” table above apply equally to the corresponding columns in the table below. Given the represented date of March 31st, 2024, the below table does not reflect the compensation changes associated with Mr. Klein.

Termination within 18 Months Following Change In Control
Individual	Cash Payment ($)	Accelerated Awards ($)(1)	Benefits ($)	Total ($)
David Klein | CEO	$2,637,711	$7,519,268	$40,910	$10,197,889
Judy Hong | CFO	$747,875	$2,492,841	$35,802	$3,276,518
Christelle Gedeon | CLO	$731,740	$1,535,550	$4,504	$2,271,794

Notes:

(1)
Reflect unvested RSU, PSU, and Option awards, which will be deemed to have vested. PSUs reflect previous years actual certified achievement factors, while uncertified awards reflect on-target amounts. The value was calculated based on the closing price of the Shares on March 28, 2024 (the last trading day of Fiscal 2024) on the Nasdaq Global Select Market, which was US$8.63.

CEO Pay Ratio and Background

Set forth below is the annual total compensation of our median employee, the annual total compensation of our CEO, Mr. Klein and the ratio of those two values:

•
The Fiscal 2024 annual total compensation of the median employee of Canopy Growth (other than our CEO, Mr. Klein) was US$45,864 (or approximately C$62,096).
•
The Fiscal 2024 annual total compensation of our CEO, Mr. Klein, was US$7,605,091 (or approximately C$10,296,630).
•
For Fiscal 2024, the ratio of the annual total compensation of our CEO to the median annual total compensation of all our other employees was 165 to 1.

To identify our median employee, we used our entire employee population as of March 31, 2024, and measured compensation based on annualized base pay and bonuses, year-to-date overtime and other year-to-date cash wages including allowances.

After identifying our median employee, who is located in Canada, we calculated Fiscal 2024 total compensation using the same methodology that we use to determine our NEOs’ annual total compensation for the Summary Compensation Table. Amounts that were originally paid or recorded in Canadian dollars were converted to U.S. dollars using the Bloomberg average exchange rate of C$1.00 to US$0.7386 for the 12-month period ended March 31, 2024.

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

DIRECTOR COMPENSATION

Director Compensation

The Company’s director compensation program is designed to attract and retain qualified individuals to serve on the Board. The CGCN Committee assesses the director compensation program annually and makes recommendations with respect to director compensation to the Board. For Fiscal 2024, non-employee directors received the following amounts in connection with their services to the Company in their capacity as directors:

Fiscal 2024 Fees and Equity Awards(1), (2)	Annual Amount (US$)
Chair	$166,185 (C$225,000)
Board Member	$110,790 (C$150,000)
Annual Equity Grant - Chair - RSUs	$166,185 (C$225,000)
Annual Equity Grant - Non-Chair Board Member - RSUs	$110,790 (C$150,000)
Committee Chair	$22,158 (C$30,000)
Committee Member	$11,079 (C$15,000)

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
(2)
The RSUs generally vest in four equal quarterly installments, beginning on the last trading day of the first quarter after such RSUs are granted. For Fiscal 2024, these grants were made in August instead of June due to a trading blackout.

Director Compensation in Fiscal 2024

Name	Fees Earned or Paid in Cash($) (1)	Stock Awards ($) (2)(3)	Total ($)
Judy A. Schmeling (former director)	$177,264	$166,185	$343,449
Theresa Yanofsky	$144,027	$110,790	$254,817
David Lazzarato	$144,027	$110,790	$254,817
Robert L. Hanson (former director)	Nil	Nil	Nil
James A. Sabia (former director)	Nil	Nil	Nil
Garth Hankinson (former director)	Nil	Nil	Nil
Willy Kruh	$43,947(4)	$27,698	$71,644
Luc Mongeau	$37,299(5)	$27,698	$64,997

Notes:

(1)
This column reflects the following amounts earned or paid during Fiscal 2024 (i) a cash retainer for Board service and (ii) cash retainers for serving as a committee member, a committee Chair or Chair of the Board. Each of Messrs. Hanson, Sabia and Hankinson waived their respective right to receive the Board approved director compensation for Fiscal 2024.
(2)
The amounts in this column represent the aggregate grant date fair value of the relevant award(s) presented, as determined in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation.” See Note 22 of the consolidated financial statements included in this Form 10-K, regarding assumptions underlying valuation of equity awards.
(3)
Consists of RSUs granted that all vested as of March 31, 2024.
(4)
Willy Kruh earned US$21,000 in Fiscal 2024 for time spent serving as an observer. The remainder of the amount paid to Mr. Kruh reflects the portion of his Board and committee fees for his Board service from his appointment on February 7, 2024 to March 31, 2024.
(5)
Luc Mongeau earned US$20,000 in Fiscal 2024 for time spent serving as an observer. The remainder of the amount paid to Mr. Mongeau reflects the portion of his Board and committee fees for his service from his appointment on February 7, 2024 to March 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, based on data provided to us or filed with the SEC, with respect to beneficial ownership of our Shares as of May 1, 2024 for:

•
all persons known by us to own beneficially more than 5% of our outstanding Shares;
•
each of our NEOs named in the Summary Compensation Table included in Item 10 (“Executive Compensation”) of this Form 10-K;
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

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Percent of Class(2)
Greater than 5% Shareholders
CBI Group	26,261,474	(3)	25.9%
Directors and Named Executive Officers
David Klein	705,584	(4)	*
David Lazzarato	17,042	(5)	*
Theresa Yanofsky	17,501	(6)	*
Luc Mongeau	6,673	(7)	*
Willy Kruh	6,673	(8)	—
Judy Hong	129,390	(9)	*
Christelle Gedeon	65,162	(10)	*
Current Directors and Executive Officers as a Group (7 persons)	948,025		*

Notes:

* Less than 1%.

(1)
Except as otherwise indicated, the address for each shareholder listed is c/o Canopy Growth Corporation, 1 Hershey Drive, Smiths Falls, Ontario, K7A 0A8.
(2)
The percentages above are based on 75,051,855 Common Shares outstanding as of May 1, 2024. In accordance with the rules of the SEC, Common Shares that may be issued upon the exercise, vesting or exchange of derivative securities (such as a Options, RSUs or Exchangeable Shares) within 60 days of May 1, 2024 are deemed to be beneficially owned by the person holding such Options, RSUs or Exchangeable Shares and are treated as outstanding for the purpose of computing the percentage beneficial ownership of such person, but are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person.
(3)
Consists of 15,811,474 Exchangeable Shares held by Greenstar Canada Investment Limited Partnership (“Greenstar”) and 10,450,000 Exchangeable Shares held by CBG Holdings LLC (“CBG”). According to the Schedule 13D/A (Amendment No. 13) (“13D/A#13”) filed with the SEC on April 19, 2024 by CBG, Greenstar II LLC (“GII”), Greenstar II Holdings LLC (“GIIH”), Greenstar, Greenstar Canada Investment Corporation (“GCIC”), Constellation Brands Canada Holdings ULC (“CBCH ULC”), Constellation Capital LLC (“CC LLC”), Constellation International Holdings Limited (“CIHL”) and Constellation Brands, Inc. (“CBI” and, together with its affiliates, the “CBI Group”), (i) each of Greenstar, GCIC, CBCH ULC, CC LLC and CIHL has shared voting and dispositive power over 15,811,474 Exchangeable Shares, (ii) each of CBG, GII, GIIH shares has shared voting and dispositive power over 10,450,000 Exchangeable Shares, and (iii) CBI has shared voting and dispositive power over 26,261,474 Exchangeable Shares. Each Exchangeable Share is convertible, at any time, at the option of the holder, into Common Shares. Other than information relating to the CBI Group’s percentage of beneficial ownership, the foregoing information is based solely on the information provided in 13D/A#13. This beneficial owner’s address is 207 High Point Drive, Victor, New York 14564.
(4)
Consists of 17,566 Common Shares held directly by Mr. Klein and 688,018 Options that could be exercised within 60 days of May 1, 2024.
(5)
Consists of 10,347 Common Shares held directly by Mr. Lazzarato and 6,695 RSUs that vest within 60 days of May 1, 2024.
(6)
Consists of 10,806 Common Shares held directly by Ms. Yanofsky and 6,695 RSUs that vest within 60 days of May 1, 2024.
(7)
Consists of RSUs that vest within 60 days of May 1, 2024.
(8)
Consists of RSUs that vest within 60 days of May 1, 2024.
(9)
Consists of 299 Common Shares held directly by Ms. Hong, 128,989 Options that could be exercised within 60 days of May 1, 2024, and 102 RSUs that will vest within 60 days of May 1, 2024.
(10)
Consists of Options that could be exercised within 60 days of May 1, 2024 by Dr. Gedeon.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth the details regarding the number of Shares to be issued upon exercise of outstanding Options, RSUs and PSUs and the weighted average exercise price of the outstanding Options in connection with the Omnibus Incentive Plan as of March 31, 2024:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans(1)
Equity compensation plans approved by security holders(2)	4,156,221 (3)	$35.88	4,955,329
Equity compensation plans not approved by security holders	-	-	-
Total	4,156,221	$35.88	4,955,329

Notes:

(1)
Based on the maximum number of Shares available for issuance under the Omnibus Incentive Plan, being 9,111,550 Shares, or 10% of the 91,115,501 outstanding Shares as of March 31, 2024.
(2)
The maximum number of Shares issuable from treasury pursuant to Awards under the Omnibus Incentive Plan cannot exceed 10% of the total outstanding Shares from time to time, less the 60,000 maximum number of Shares issuable pursuant to the Company's employee stock purchase plan (the “ESPP”), which is the only other security-based compensation arrangement of the Company. As of March 31, 2024, 59,993 Shares had been issued pursuant to the ESPP. The ESPP concluded in August 2023 as all of the common shares available have been purchased and we do not currently intend to reinstate the ESPP at this time.
(3)
Represents the number of Shares reserved for issuance upon the exercise or vesting, as applicable, of the denoted outstanding Options, RSUs and PSUs issued pursuant to the Omnibus Incentive Plan.

Securities Outstanding under Equity Compensation Plans

The following table sets forth the details regarding the number of Shares reserved for issuance under awards currently outstanding pursuant to the Omnibus Incentive Plan and ESPP as of March 31, 2024:

Compensation Security	Number of Shares Reserved for Issuance and Percentage of Outstanding Shares
as of March 31, 2024(1)
Options	2,883,922 (2.7%)
RSUs	1,191,841 (0.3%)
PSUs	80,458 (0.2%)
Total	4,156,221 (3.2%)

Notes:

(1)
Percentages based on 91,115,501 issued and outstanding Shares as of March 31, 2024.

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

The CBI Group Investments

On November 2, 2017, Greenstar invested C$245 million (or approximately US$191 million, based on the foreign exchange rate as of the date of the transaction) in Canopy Growth in exchange for (i) 1,887,690 Shares; and (ii) 1,887,690 warrants exercisable at an exercise price per Share of C$129.783 (or approximately US$101.322) (the “Greenstar Warrants”).

In connection with our offering of senior notes of the Company due July 2023 (the “Canopy Notes”) pursuant to an indenture dated June 20, 2018, Greenstar purchased C$200 million (or approximately US$150 million) worth of Canopy Notes. Prior to the Company entering into a second supplemental indenture dated June 29, 2022, amending the terms of the Canopy Notes (the “Second Supplement”), the C$200 million principal amount of Canopy Notes held by Greenstar were convertible in certain circumstances and subject to certain conditions into an aggregate of 415,154 Shares. Pursuant to the Second Supplement, the Company irrevocably surrendered its right to settle the conversion of any Canopy Note by the issuance of Shares or a combination of cash and Shares.

On November 1, 2018, CBG invested C$5.079 billion (or approximately US$3.877 billion, based on the foreign exchange rate as of the date of the transaction) in Canopy Growth in exchange for (i) 10,450,000 Shares at a price of C$486.00 (or approximately US$370.90, based on the foreign exchange rate as of the date of the transaction) per Share, and (ii) 13,974,545 warrants (the “CBG Warrants”), of which 8,847,286 CBG Warrants (the “Original Tranche A Warrants”) had an exercise price of C$504.00 (or approximately US$385.20) and were exercisable until November 1, 2021 and the remaining 5,127,259 CBG Warrants (the “Original Tranche B Warrants”) had an exercise price per Share based on the five-day volume weighted average price of the Shares on the TSX at the time of exercise and will become immediately exercisable only following the exercise of the Original Tranche A Warrants.

On April 18, 2019, CBG, Greenstar and Canopy Growth entered into the second amended and restated investor rights agreement (the “Amended Investor Rights Agreement), which amended the first amended and restated investor rights agreement dated November 1, 2018 between CBG, Greenstar and Canopy Growth. In addition, on April 18, 2019, CBG and Canopy Growth entered into a consent agreement (the “Consent Agreement”). In connection with these agreements, on June 27, 2019 Canopy Growth also amended the terms of the Original Tranche A Warrants and the Original Tranche B Warrants as follows: (a) extended the term of the Original Tranche A Warrants to November 1, 2023 (the “Tranche A Warrants”) and, (b) replaced the Original Tranche B Warrants with two tranches of warrants (the “Tranche B Warrants” and the “Tranche C Warrants”) each of which were to vest and become exercisable once all Original Tranche A Warrants have been exercised and were exercisable until November 1, 2026, with different terms: the Tranche B Warrants were exercisable to acquire 3,845,444 million Shares at a price of C$766.80 (or approximately US$585.50) per Share and the Tranche C Warrants were exercisable to acquire 1,281,815 Shares at a price equal to the 5-day volume-weighted average price of the Shares immediately prior to exercise.

On May 1, 2020, the Greenstar Warrants were exercised for aggregate gross proceeds of approximately C$245 million (or approximately US$174 million, based on the foreign exchange rate as of the date of the transaction).

On June 29, 2022, Greenstar entered into an exchange agreement with the Company, pursuant to which Greenstar agreed to exchange C$100 million principal amount of the Canopy Notes for 2,924,546 Shares. The exchange was part of an exchange by the Company of an aggregate of approximately C$260 million principal amount of Canopy Notes held by Greenstar and certain other holders into Shares.

On October 24, 2022, CBG, Greenstar and the Company entered into the consent agreement (the “Third Consent Agreement”), pursuant to which CBG is expected to surrender for cancellation the warrants held by CBG to purchase 13,974,545 Shares.

On April 14, 2023, Greenstar entered into an exchange agreement with the Company pursuant to which the Company agreed to purchase for cancellation the remaining C$100 million principal amount of Canopy Notes held by Greenstar in exchange for: (i) a cash payment to Greenstar in the amount of unpaid and accrued interest owing under the Canopy Notes held by Greenstar; and (ii) a promissory note (the “CBI Note”) issued to Greenstar in the aggregate principal amount of C$100 million payable on December 31, 2024. As a result, Greenstar no longer holds any Canopy Notes.

On November 1, 2023, the Tranche A Warrants expired in accordance with their terms without having been exercised. In accordance with the terms of the Tranche B Warrants and Tranche C Warrants, the vesting of the remaining Tranche B Warrants and Tranche C Warrants, as applicable, was conditioned on the exercise, in full, of the Tranche A Warrants. Accordingly, the Tranche B Warrants and Tranche C Warrants are not, and will not become, exercisable and are considered expired as of November 1, 2023.

Amended Investor Rights Agreement

As noted above, Canopy Growth and the CBG Group entered into the Amended Investor Rights Agreement pursuant to which the CBG Group had certain governance rights which are summarized below. In addition, on October 24, 2022, we entered into the Third Consent Agreement pursuant to which, we agreed, among other things, that following the conversion by CBG and Greenstar of their respective Shares into Exchangeable Shares (as defined below), other than the Third Consent Agreement and the termination rights contained therein and the CBI Note held by Greenstar, all agreements between the Company and CBI, including the Amended Investor Rights Agreement, would be terminated.

Board Representation

Pursuant to the Amended Investor Rights Agreement, the CBI Group was entitled to designate four nominees for election or appointment to the Board for so long as the CBG Group held the Target Number of Shares (the “Nominee Rights”).

Approval and Other Rights

The Amended Investor Rights Agreement provided that so long as the CBI Group continued to hold at least the Target Number of Shares, the Board would not: (i) propose or resolve to change the size of the Board, except where otherwise required by law, or with the consent of CBG; or (ii) present a slate of Board nominees to Shareholders for election that is greater than or fewer than seven directors.

Pursuant to the Amended Investor Rights Agreement, for so long as the CBI Group continued to hold at least the Target Number of Shares, we would not, without the prior written consent of CBG, among other things, (a) consolidate or merge into or with another person or enter into any other similar business combination, including pursuant to any amalgamation, arrangement, recapitalization or reorganization, other than a consolidation, merger or other similar business combination of any wholly-owned subsidiary or an amalgamation or arrangement involving a subsidiary with a another person in connection with a permitted acquisition; (b) acquire any shares or similar equity interests, instruments convertible into or exchangeable for shares or similar equity interests, assets, business or operations with an aggregate value of more than C$250 million (or approximately US$199 million), in a single transaction or a series of related transactions; (c) sell, transfer, lease, pledge or otherwise dispose of any of its or any of its subsidiaries’ assets, business or operations (in a single transaction or a series of related transactions) in the aggregate with a value of more than C$20 million (or approximately US$16 million); or (d) make any changes to our policy with respect to the declaration and payment of any dividends on the Shares.

In accordance with the Amended Investor Rights Agreement, the CBI Group was not permitted, prior to the exercise or expiry of all of the CBG Warrants, to purchase more than 2,000,000 Shares (subject to customary adjustments for Share splits, consolidations or other changes to the outstanding Share capital of a similar nature): (i) on the TSX, the Nasdaq or any other stock exchange, marketplace or trading market on which the Shares are then listed; or (ii) through private agreement transactions with existing holders of Shares, provided that CBG must promptly notify Canopy Growth of any acquisition of Shares.

Exclusivity Covenant and Termination

The Amended Investor Rights Agreement also provided that, subject to certain conditions, so long as the CBI Group continued to hold at least the Target Number of Shares, the CBI Group would adhere to certain non-competition restrictions including that the Company will be their exclusive strategic vehicle for cannabis products of any kind anywhere in the world (subject to limited exceptions). Further, the CBI Group agreed, for a limited period of time and subject to certain exceptions, to certain post-termination, non-competition restrictions, which included not pursuing other cannabis opportunities and not directly or indirectly participating in a competing business anywhere in the world.

On October 24, 2022, we entered into the Third Consent Agreement pursuant to which, we agreed, among other things, that following the conversion by CBG and Greenstar of their respective Shares into Exchangeable Shares, other than the Third Consent Agreement and the termination rights contained therein and the CBI Note held by Greenstar, all agreements between the Company and CBI, including the Amended Investor Rights Agreement, would be terminated. As a result, the CBI Group would no longer be subject to the non-competition restrictions in the Amended Investor Rights Agreement.

Pre-Emptive Rights and Top-Up Rights

Additionally, under the Amended Investor Rights Agreement, the CBI Group had certain pre-emptive rights as well as certain top-up rights in order to maintain its pro rata equity ownership position in Canopy Growth in connection with any offering or distribution of securities by Canopy Growth (subject to certain exceptions).

Consent Agreement

In addition to the amendments to the CBG Warrants described above, pursuant to the First Consent Agreement, the Company agreed that without the prior written consent of CBG, such consent not to be unreasonably withheld, the Company would not (i) exercise its right to acquire all of the issued and outstanding Class E subordinate voting shares (the “Fixed Shares”) of Acreage prior to federal legalization of cannabis; (ii) amend, modify, supplement or restate the arrangement agreement between the Company and Acreage dated

April 18, 2019, as amended on May 15, 2019, September 23, 2020 and November 17, 2020 (“Acreage Arrangement Agreement”); or (iii) waive any terms, covenants or conditions set forth in the Acreage Arrangement Agreement.

In addition, we agreed that, in the event that CBG exercises the Tranche A Warrants in full, the Company would purchase for cancellation the lesser of (i) 2,737,886 Shares, and (ii) Shares with a value of C$1,582,995,262, (or approximately US$1,260,222,528 as of April 30, 2023) during the period commencing on April 18, 2019 and ending on the date that is 24 months after the date that CBG exercises all of the Tranche A Warrants. However, if the CBI Group elected to convert the Shares held by the CBI Group into Exchangeable Shares, CBG had agreed to surrender the CBG Warrants for cancellation and as a result, our obligation to repurchase such Shares would terminate as the Tranche A Warrants would not be exercised. If, for any reason, we did not purchase for cancellation the Shares within such period, we were required to credit CBG an amount (the “Credit Amount”), as liquidated damages, equal to the difference between: (i) C$1,582,995,262 (or approximately US$1,260,222,528 as of April 30, 2023); and (ii) the actual purchase price we paid in purchasing Shares pursuant to the First Consent Agreement. The Credit Amount would have reduced the aggregate exercise price otherwise payable by CBG upon each exercise of the Original Tranche B Warrants (including those Original Tranche B Warrants reclassified as Tranche C Warrants).

We also agreed that if the CBI Group received any notification or communication of any violation or contravention of applicable law or any liability to the CBI Group under applicable law or any notification or communication that would be expected to result in a violation or contravention of applicable law or any actual liability to the CBI Group under applicable law, as a result of the license agreement between us and Acreage, CBG had the right to direct and cause us to terminate the license agreement in accordance with its terms, provided that we had an opportunity to cure any such violation, contravention or liability and CBG would have been be required to take all commercially reasonable efforts to assist us in addressing such violation, contravention or liability.

On June 24, 2020, the Company and Acreage entered into a proposal agreement (the “Proposal Agreement”) to amend the terms of the then existing plan of arrangement made pursuant to the Acreage Arrangement. Concurrent with the execution of the Proposal Agreement, on June 24, 2020, Canopy Growth and CBG entered into a second consent agreement (the “Second Consent Agreement”). As the transactions contemplated by the Proposal Agreement may have resulted in certain taxes owing by CBG or its affiliates, the Company agreed, pursuant to the Second Consent Agreement, to indemnify CBG and its affiliates for such taxes and losses incurred in relation to such taxes, subject to certain exceptions. The Company and CBG agreed to terminate the First Consent Agreement and the Second Consent Agreement upon termination of the Amended Investor Rights Agreement.

On October 24, 2022, the Company entered into an arrangement agreement with Canopy USA and Acreage (the “Floating Share Arrangement Agreement”), pursuant to which, subject to the satisfaction of the closing conditions set forth in the Floating Share Arrangement Agreement, including the conditions set forth in the Acreage Arrangement Agreement, Canopy USA will acquire all of the issued and outstanding Class D subordinate voting shares of Acreage (the “Floating Shares”) of Acreage by way of a court-approved plan of arrangement (the “Floating Share Arrangement”) on the basis of 0.045 of a Share in exchange for each Floating Share held. The Floating Share Arrangement received the requisite approval from the holders of Floating Shares at the special meeting of Acreage shareholders held on March 15, 2023 and on March 20, 2023 Acreage obtained a final order from the Supreme Court of British Columbia approving the Floating Share Arrangement. The Floating Share Arrangement Agreement has been amended several times to extend the Exercise Outside Date (as defined in the Floating Share Arrangement Agreement) which was initially March 31, 2023. The most recent amendment to the Floating Share Arrangement Agreement extended the Exercise Outside Date to June 17, 2024. In addition, the most recent amendment to the Floating Share Arrangement Agreement also extended the date in which the Canopy Call Option (as defined in the Floating Share Arrangement Agreement) is required to be exercised by to not later than June 17, 2024. The acquisition of the Floating Shares pursuant to the Floating Share Arrangement Agreement is expected to occur immediately prior to the acquisition of the Fixed Shares pursuant to the Acreage Arrangement Agreement such that 100% of the issued and outstanding shares of Acreage will be owned by Canopy USA on closing of the acquisition of both the Fixed Shares and the Floating Shares.

On October 24, 2022, we entered into the Third Consent Agreement pursuant to which, we agreed, among other things, that following the conversion by CBG and Greenstar of their respective Shares into Exchangeable Shares, other than the Third Consent Agreement and the termination rights contained therein and the CBI Note held by Greenstar, all agreements between the Company and CBI would terminate, including the First Consent Agreement and the Second Consent Agreement.

Approval of Exchangeable Shares and Related Matters

At a special meeting (the “Special Meeting”) of shareholders of the Company held on April 12, 2024, the Company’s shareholders passed a special resolution authorizing and approving an amendment to the Company’s Articles of Incorporation, as amended, in order to: (i) create and authorize the issuance of an unlimited number of a new class of non-voting and non-participating exchangeable shares (the “Exchangeable Shares”) and (ii) restate the rights of the Shares to provide for a conversion feature whereby each Share may at any time, at the option of the holder, be converted into one Exchangeable Share (the “Exchangeable Shares Resolution”).

On April 18, 2024, in connection with the approval of the Exchangeable Shares Resolution and the creation of the Exchangeable Shares, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Greenstar, pursuant to which Greenstar converted approximately C$81.2 million of principal amount of the C$100 million principal amount CBI Note into 9,111,549 Exchangeable Shares (the “Note Exchange”), calculated based on a price per Exchangeable Share equal to C$8.91. Pursuant to the terms of the Exchange Agreement, all accrued and unpaid interest on the CBI Note together with the remaining principal amount of the CBI Note was cancelled and forgiven for no additional consideration by Greenstar. Following the closing of the Note Exchange, there is no outstanding balance owing under the CBI Note and the CBI Note has been cancelled.

Concurrently with the Note Exchange, Greenstar and CBG Holdings LLC (“CBG” and, together with Greenstar, the “CBG Group”), a wholly owned subsidiary of CBI, exchanged all 17,149,925 Common Shares they collectively held for 17,149,925 Exchangeable Shares (the “CBI Exchange”) for no consideration pursuant to the terms of the Company’s Articles of Incorporation, as amended in accordance with the Exchangeable Shares Resolution. As a result of the CBI Exchange and the Note Exchange, the CBG Group no longer holds any Common Shares and, as of May 28, 2024, the CBG held an aggregate of 26,261,474 Exchangeable Shares. Assuming the conversion of CBG Group’s Exchangeable Shares into Canopy Shares, CBG Group would own 25.6% of the outstanding Canopy Shares as of May 28, 2024.

In accordance with the Third Consent Agreement and as a result of the CBI Exchange, on April 18, 2024, CBG, Greenstar and Canopy Growth terminated the Investor Rights Agreement, along with an administrative services agreement, a co-development agreement and all other commercial arrangements between them and their subsidiaries, other than the Third Consent Agreement, certain termination agreements and the Exchange Agreement. As a result, CBI no longer holds any governance rights in relation to Canopy Growth, including the Nominee Rights.

In connection with the termination of the Investor Rights Agreement and subsequent to the Note Exchange, on April 18, 2024, Garth Hankinson, Judy Schmeling and James Sabia each provided notice to the Company of his or her decision to resign from the Board effective immediately (the “CBI Resignations”). Each of Mr. Hankinson, Ms. Schmeling and Mr. Sabia had been a nominee of the CBG Group under the Investor Rights Agreement.

Additional Relationship with CBI Group

In addition, David Klein, our CEO and a director, previously served as Executive Vice President and CFO of CBI.

Policy Regarding Related Person Transactions

The Board and the Audit Committee updated a written policy on May 28, 2024, which updated the prior policy adopted on June 20, 2023, providing that all related person transactions or series of similar transactions required to be disclosed pursuant to SEC Regulation S-K Item 404(a) must be presented to the Board for pre-approval or ratification. The policy requires each of our (i) directors or director nominees, (ii) executive officers, and (iii) security holders known by the Company to own of record or to beneficially own more than 5% of any class of our voting securities to notify the Chief Legal Officer promptly and, whenever possible, in advance of the occurrence of any potential related person transaction in which such person is directly or indirectly involved.

The CLO is responsible for reviewing all potential related person transactions and taking reasonable steps to ensure that all related person transactions requiring disclosure under Item 404(a) of Regulation S–K are presented to the Audit Committee for pre-approval or ratification by members of the committee in their discretion at the committee’s next regularly scheduled meeting or, if deemed appropriate, by consent in lieu of a meeting. No director may engage in a vote to pre-approve or ratify any related person transaction in which he or she or any member of his or her immediate family has a material interest; provided, however, that such director must provide any information concerning such related person transaction that the Audit Committee may reasonably request. If a potential related person transaction involves the CLO, the CFO would assume the responsibilities of the CLO under the policy with respect to that transaction.

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

Director Independence

The Board is currently comprised of five directors: David Klein, Willy Kruh, David Lazzarato, Luc Mongeau and Theresa Yanofsky. Please see the biographies of individual directors in Item 10 of this Form 10-K. As of the date this Form 10-K, a majority of the directors of the Company meet the independence requirements for a director in accordance with Section 1.4 of NI 52-110 and the definition of “independent director” under applicable Nasdaq Rules. The Board has determined that four of the five directors (or 80% of the directors), namely Messrs. Kruh, Lazzarato, Mongeau and Ms. Yanofsky, have no relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and each is an “independent director” under Rule 5605(a)(2) of the Nasdaq Rules and meet the definition of “independence” under NI 52-110. Mr. Klein is not considered independent because of his role as the CEO of the Company.

During Fiscal 2024, following the conclusion of formal business of each quarterly Board meeting, the non-independent director was asked to leave the meeting and the independent directors held an “in camera” meeting to facilitate open and candid discussion. In addition, any item which could involve a potential conflict of interest among one or more directors is voted on by those directors that are not related to the conflict in question. It is anticipated that “in camera” meetings of the independent directors will continue to be held in this manner during the current fiscal year.

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed and expected to be billed to the Company by PKF O'Connor Davies, LLP ("PKFOD") (the Company's current auditor) and its affiliates for the fiscal year ended March 31, 2024 and fees billed to the Company by KPMG LLP ("KPMG") (the Company's previous auditor) and its affiliates for the fiscal year ended March 31, 2023.

	PKFOD 2024	KPMG 2023(1)
Audit Fees(2)	$2,886,620	$4,943,196
Audit-Related Fees(3)	-	-
Tax Fees(4)	-	-
All Other Fees	-	-
Total	$2,886,620	$4,943,196

Notes:

(1)
The amount reported for the fees are converted from Canadian dollars to U.S. dollars using the Bloomberg average exchange rate of $1.00 to US$0.7564 for the 12-month period ended March 31, 2023.
(2)
“Audit Fees” refers to the aggregate fees billed and expected to be billed by PKFOD and KPMG for audit services, including fees incurred in relation to quarterly reviews, procedures in connection with securities filings, and statutory audits.
(3)
“Audit-Related Fees” refers to the aggregate fees billed for assurance and related services by PKFOD and KPMG that are reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under Audit Fees.
(4)
“Tax Fees” refers to the aggregate fees billed for the professional services rendered by PKFOD and KPMG for tax compliance.
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

2.8

Third Amendment to Arrangement Agreement, dated August 31, 2023, by and among Canopy Growth Corporation, Canopy USA, LLC and Acreage Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 1, 2023).

2.9

Fourth Amendment to Arrangement Agreement, dated October 31, 2023, by and among Canopy Growth Corporation, Canopy USA, LLC and Acreage Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 1, 2023).

2.10

Fifth Amendment to Arrangement Agreement, dated December 29, 2023, by and among Canopy Growth Corporation, Canopy USA, LLC and Acreage Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 2, 2024).

2.11

Sixth Amendment to Arrangement Agreement, dated March 29, 2024, by and among Canopy Growth Corporation, Canopy USA, LLC and Acreage Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2024).

2.12

Seventh Amendment to Arrangement Agreement, dated April 25, 2024, by and among Canopy Growth Corporation, Canopy USA, LLC and Acreage Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 30, 2024).

2.13

Eighth Amendment to Arrangement Agreement, dated May 8, 2024, by and among Canopy Growth Corporation, Canopy USA, LLC and Acreage Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 13, 2024).

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

3.3

Amendment to Articles of Canopy Growth Corporation, filed on December 15, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 18, 2023).

3.4

Articles of Amendment to Articles of Incorporation of Canopy Growth Corporation, filed on April 12, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 16, 2024).

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

4.5	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 18, 2023).
4.6	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 19, 2024).
4.7	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 19, 2024).
4.8	Form of Convertible Debenture Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2024).
4.9	Form of Warrant Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2024).
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

10.9†

Canopy Growth Corporation Omnibus Equity Incentive Plan. (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, filed with the SEC on November 9, 2023).

10.10†

Form of Option Grant Agreement (U.S. and Canadian Employees) (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, filed with the SEC on November 9, 2023).

10.11†

Form of Option Grant Agreement (International Employees) (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, filed with the SEC on November 9, 2023).

10.12†

Form of Restricted Stock Unit Grant Agreement (U.S. Employees) (For Settlement in Common Shares Only) (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, filed with the SEC on November 9, 2023).

10.13†

Form of Restricted Stock Unit Grant Agreement (Non-U.S. Employees) (For Settlement in Common Shares Only) (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, filed with the SEC on November 9, 2023).

10.14*	Non-Employee Director Compensation Table.
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

10.18†*	Amendment to Executive Employment Agreement of David Klein, effective June 8, 2024.
10.19‡

Debenture, dated as of September 23, 2020, issued by Universal Hemp, LLC to 11065220 Canada Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 23, 2020).

10.20‡

Credit Agreement, dated as of March 18, 2021, among Canopy Growth Corporation and 11065220 Canada Inc., as borrowers, the lenders party thereto and Wilmington Trust, National Association, as administrative and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 18, 2021).

10.21‡

Amendment No. 1 to Credit Agreement, dated as of October 24, 2022, among Canopy Growth Corporation, 11065220 Canada Inc., the lenders party thereto and Wilmington Trust, National Association (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on October 26, 2022).

10.22†

Amendment No. 2 to Credit Agreement, dated as of July 13, 2023, between Canopy Growth Corporation, 11065220 Canada Inc., the lenders party thereto and Wilmington Trust, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2023).

10.23†

Employment Agreement, effective as of March 29, 2022, between Canopy Growth Corporation and Judy Hong (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2022, filed with the SEC on May 31, 2022).

10.24†*	Amendment to Employment Agreement of Judy Hong, effective June 1, 2023.
10.25

Letter Agreement, dated October 24, 2022, by and among 11065220 Canada Inc., AFC Gamma Inc., Viridescent Realty Trust, Inc. and AFC Institutional Fund LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on October 26, 2022).

10.26

Amended and Restated Protection Agreement, dated as of May 19, 2023, by and among Canopy USA, LLC, 11065220 Canada Inc. and Canopy Growth Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, filed with the SEC on August 9, 2023).

10.27

Second Amended and Restated Protection Agreement, dated as of January 25, 2024, by and among Canopy USA, LLC, 11065220 Canada Inc. and Canopy Growth Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2023, filed with the SEC on February 9, 2024).

10.28

Amended and Restated Limited Liability Company Agreement of Canopy USA, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, filed with the SEC on August 9, 2023).

10.29

Second Amended and Restated Limited Liability Company Agreement of Canopy USA, LLC, dated April 30, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2024).

10.30

Form of Exchange Agreement dated June 29, 2023, by and between Canopy Growth Corporation and the investor signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2023).

10.31

Form of Redemption Agreement dated July 13, 2023, by and between Canopy Growth Corporation and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2023).

10.32

Indenture, dated July 14, 2023, between the Canopy Growth Corporation and Odyssey Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2023).

10.33‡

Share Purchase Agreement, dated May 19, 2023, by and among Canopy USA, LLC and Huneeus 2017 Irrevocable Trust (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, filed with the SEC on August 9, 2023).

10.34	Form of Subscription Agreement, dated September 18, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 18, 2023).
10.35

Form of Registration Rights Agreement, between the Company and the investors party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 18, 2023).

10.36‡

Agreement of Purchase and Sale, dated as of August 15, 2023, by and among the Canopy Growth Corporation, Tweed Inc. and Hershey Canada Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, filed with the SEC on November 9, 2023).

10.37	Form of Subscription Agreement, dated January 18, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 19, 2024).
10.38	Registration Rights Agreement, dated as of January 19, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 19, 2024).
10.39

Exchange Agreement, dated as of April 18, 2024, by and between Greenstar Canada Investment Limited Partnership and Canopy Growth Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 19, 2024).

10.40

Exchange and Subscription Agreement, dated as of May 2, 2024, by and between the Company and the investor party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2024).

10.41	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2024).
10.42†*	Employment Agreement, effective as of August 1, 2022, between Canopy Growth Corporation and Christelle Gedeon.
10.43†*	Amendment to Employment Agreement of Christelle Gedeon, effective August 21, 2023.
14.1*	Canopy Growth Corporation Code of Business Conduct and Ethics.
19.1*	Insider Trading Policy.
21.1*	List of Subsidiaries of Canopy Growth Corporation.
23.1*	Consent of PFK O’Connor Davies, Independent Registered Public Accounting Firm.
23.2*	Consent of KPMG, LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on signature page hereto).
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

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*†	Amended and Restated Clawback Policy.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Canopy Growth Corporation

Date: May 30, 2024	By:	/s/ David Klein
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

Name	Title	Date

/s/ David Klein	Director and Chief Executive Officer (Principal Executive Officer)	May 30, 2024
David Klein

/s/ Judy Hong	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 30, 2024
Judy Hong

/s/ David Lazzarato	Director	May 30, 2024
David Lazzarato

/s/ Willy Kruh	Director	May 30, 2024
Willy Kruh

/s/ Luc Mongeau	Director	May 30, 2024
Luc Mongeau

/s/ Theresa Yanofsky	Director	May 30, 2024
Theresa Yanofsky

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Canopy Growth Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Canopy Growth Corporation and subsidiaries (the “Company”) as of March 31, 2024, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the year ended March 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024, and the results of its operations and its cash flows for the year ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 30, 2024, expressed an unqualified opinion.

We also audited the adjustments to the March 31, 2023 and 2022 consolidated financial statements to apply the retrospective adjustments relating to the share consolidation and the reporting of discontinued operations for the years ended March 31, 2023 and 2022 as described in Notes 2 and 6. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the Company’s March 31, 2023 and 2022 consolidated financial statements other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the March 31, 2023 and 2022 consolidated financial statements as a whole.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern

As discussed in Note 2 to the consolidated financial statements, the Company raised substantial doubt about its ability to continue as a going concern for at least twelve months from the issuance of these consolidated financial statements, due to certain material debt obligations coming due in the short-term, recurring losses from operations and additional required financing to fund its business and operations. The Company concluded that the substantial doubt raised about the Company’s ability to continue as a going concern has been alleviated as a result of management’s plans discussed in Note 2.

We identified the Company’s going concern assessment as a critical audit matter. There was a high degree of subjective auditor judgment in the evaluation of the key assumptions that were not directly observable when developing the financial forecast. The key assumptions in the Company’s financial forecast included projections of cash flows, revenue and operating expenses.

The following are the primary procedures we performed to address this critical audit matter:

•
Evaluated the design and tested the operating effectiveness of the internal control related to the Company’s going concern assessment process.
•
Reviewed agreements and other documentation related to transactions that occurred subsequent to year end which resulted in the Company receiving additional cash proceeds and modifying existing financing arrangements.
•
Tested management’s process for estimating the financial forecast, including the mathematical accuracy of the calculations and the completeness and accuracy of the information used in the calculations. Our procedures included analyzing historical performance, industry trends, and other economic conditions to evaluate the reasonableness of key assumptions related to the projections of cash flows, revenue, and operating expenses.
•
Performed sensitivity analysis on key assumptions within the financial forecast.
•
Used the financial forecast to evaluate the company's liquidity position, including its ability to meet its obligations as they become due within one year after the date that the financial statements are issued.
•
Evaluated the Company’s compliance with contractual financial arrangements, including debt covenants.
•
Assessed the appropriateness of disclosures in the consolidated financial statements.

Fair value measurement of the Acreage, TerrAscend, Wana, and Jetty financial instruments

As discussed in Notes 5, 13, 25 and 31 to the consolidated financial statements, the Company has an obligation to acquire certain shares of various United States (“U.S.”) cannabis operators, (“Operators”) in return for a specified number of the Company’s common shares, and an option, exercisable at its discretion, to acquire certain other Operators’ shares in return for a specified number of the Company’s common shares. The obligation and the option (collectively, the “financial instruments”) become effective upon the occurrence (or waiver by the Company) of specified changes in U.S. federal laws relating to the legalization of cannabis or other conditions relating to the Company’s reorganization as discussed in Note 5. The financial instruments are recorded at fair value through earnings in the consolidated financial statements at each reporting period. As of March 31, 2024, the Operators’ financial instruments were recorded as a financial asset of $423.5 million, with a fair value loss of $123.6 million recognized in other income (expense), net, in the year ended March 31, 2024.

We identified the assessment of the fair value measurement of the financial instruments as a critical audit matter. There was a high degree of subjective auditor judgment in the evaluation of the key assumptions that were not directly observable, when determining the fair value of the financial instruments. The key assumptions included the probability of each scenario, the intrinsic value of the Operators, the probability and timing of U.S. legalization, the estimated premium on U.S. legalization, and the control premium. Additionally, the audit effort associated with the evaluation of the discount rate required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter:

•
Evaluated the design and tested the operating effectiveness of the internal control over the Company’s key assumptions noted above.
•
Involved valuation professionals with specialized skills and knowledge who assisted in evaluating the Company’s key assumptions noted above. The evaluation was achieved by applying the below procedures as applicable to the various financial instruments:
▪
Evaluated the probability of each scenario by analyzing the Operators’ and Canopy share prices, reading analyst reports, inspecting board meeting minutes, press releases, and public filings, and assessing the financial performance of the Operators.
▪
Evaluated the intrinsic value of the Operators by considering both the Operators’ share price and the enterprise values of comparable public companies.
▪
Evaluated the probability and timing of U.S. legalization by monitoring political developments and the potential for relevant legislation in the U.S.
▪
Evaluated the estimated premium on U.S. legalization by assessing the impact of cannabis legalization in Canada on the share prices of Canadian cannabis licensed producers at the time of Canadian legalization, analyzing the differences between the Canadian and U.S. cannabis markets, and assessing the extent to which the anticipated U.S. legalization of cannabis is reflected in the Operator’s share price and option value.
▪
Evaluated the control premium by comparing it to third party evidence, including publicly available market data for comparable transactions.

▪
Performed sensitivity analyses on certain assumptions for each scenario, the Discount for Lack of Marketability (DLOM) based on Asian Put Option, the Black Scholes Calculation, the Monte-Carlo simulation, the Discounted Cash Flow valuation, the Put Option, and for the Fair Value conclusions.
▪
Corroborated market inputs used in valuation models such as volatility, risk free rates, and stock prices.
•
Assessed the appropriateness of disclosures in the consolidated financial statements.

Goodwill impairment assessment of the Storz & Bickel reporting unit

As discussed in Notes 3 and 16 to the consolidated financial statements, the Company reviews goodwill annually for impairment in the fourth quarter, or sooner if events or circumstances indicate that its carrying amount may not be recoverable. The Company may elect to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If factors indicate this is the case, then a quantitative test is performed and an impairment is recorded for any excess carrying value above the reporting unit’s fair value, not to exceed the amount of the goodwill. The fair value of the Storz & Bickel (“S&B”) reporting unit was determined using the income valuation method. An impairment of $42.1 million was recognized as the estimated fair value of the S&B reporting unit was less than its carrying value. The carrying value at March 31, 2024, of the goodwill associated with the Storz & Bickel reporting unit was $43.2 million.

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

•
We evaluated the design and tested the operating effectiveness of the internal control related to the Company’s goodwill impairment process.
•
We evaluated the reasonableness of the Company’s revenue growth rate projections for the S&B reporting unit by comparing these to publicly available market data, the Company’s business strategy, and historical performance.
•
We involved valuation professionals with specialized skills and knowledge, who assisted in:
▪
Performing sensitivity analysis on the impairment testing.
▪
Performing sensitivity analysis on the Discounted Cash Flow Method.
▪
Evaluating the discount rate by comparing it against a range of discount rates that was independently developed using publicly available market data for comparable entities.
▪
Developing an estimate of the S&B reporting unit’s fair value using the reporting unit’s cash flow forecast and an independently developed discount rate and comparing the results of our estimate of fair value to the Company’s fair value estimate.
•
Assessed the appropriateness of disclosures in the consolidated financial statements.

/s/ PKF O’Connor Davies, LLP

We have served as the Company’s auditor since 2023.

New York, New York

May 30, 2024

PCAOB ID No. 127

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Canopy Growth Corporation:

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the retrospective adjustments relating to the share consolidation and the reporting of discontinued operations as described in Notes 2 and 6, respectively, the consolidated balance sheet of Canopy Growth Corporation and subsidiaries (the Company) as of March 31, 2023, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2023, and the related notes (collectively, the consolidated financial statements). The 2023 and 2022 consolidated financial statements, before the effects of the retrospective adjustments relating to the share consolidation and the reporting of discontinued operations as described in Notes 2 and 6, are not presented herein.

In our opinion, the consolidated financial statements, before the effects of the retrospective adjustments relating to the share consolidation and the reporting of discontinued operations as described in Notes 2 and 6, respectively, present fairly, in all material respects, the financial position of the Company as of March 31, 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2023, in conformity with U.S. generally accepted accounting principles.

We were not engaged to audit, review, or apply any procedures to the retrospective adjustments relating to the share consolidation and to the reporting of discontinued operations as described in Notes 2 and 6, respectively, and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

Chartered Professional Accountants, Licensed Public Accountants

We served as the Company’s auditor from 2018 to 2023.

Ottawa, Canada

June 22, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Canopy Growth Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Canopy Growth Corporation’s (the “Company”) internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control–Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of March 31, 2024, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the year ended March 31, 2024, and our report dated May 30, 2024, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PKF O’Connor Davies, LLP

New York, New York

May 30, 2024

CANOPY GROWTH CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands of Canadian dollars, except number of shares and per share data)

	March 31, 2024	March 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$170,300	$667,693
Short-term investments	33,161	105,526
Restricted short-term investments	7,310	11,765
Amounts receivable, net	51,847	68,459
Inventory	77,292	83,230
Assets of discontinued operations	8,038	116,291
Prepaid expenses and other assets	23,232	24,290
Total current assets	371,180	1,077,254
Other financial assets	437,629	568,292
Property, plant and equipment	320,103	471,271
Intangible assets	104,053	160,750
Goodwill	43,239	85,563
Noncurrent assets of discontinued operations	-	56,569
Other assets	24,126	19,996
Total assets	$1,300,330	$2,439,695

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$28,673	$31,835
Other accrued expenses and liabilities	54,039	53,743
Current portion of long-term debt	103,935	556,890
Liabilities of discontinued operations	-	67,624
Other liabilities	48,068	93,750
Total current liabilities	234,715	803,842
Long-term debt	493,294	749,991
Noncurrent liabilities of discontinued operations	-	3,417
Other liabilities	71,814	122,423
Total liabilities	799,823	1,679,673
Commitments and contingencies
Canopy Growth Corporation shareholders' equity:
Common shares - $nil par value; Authorized - unlimited number of shares; Issued and outstanding - 91,115,501 shares and 51,730,555 shares, respectively[1]	8,244,301	7,938,571
Additional paid-in capital	2,602,148	2,506,485
Accumulated other comprehensive loss	(16,051)	(13,860)
Deficit	(10,330,030)	(9,672,761)
Total Canopy Growth Corporation shareholders' equity	500,368	758,435
Noncontrolling interests	139	1,587
Total shareholders' equity	500,507	760,022
Total liabilities and shareholders' equity	$1,300,330	$2,439,695

1 Prior year share amounts have been retrospectively adjusted to reflect the Share Consolidation (as defined below), which became effective on December 15, 2023. See Note 2 for details.

The accompanying notes are an integral part of these consolidated financial statements.

CANOPY GROWTH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands of Canadian dollars, except number of shares and per share data)

	Years ended March 31,
	2024	2023	2022

Revenue	$343,934	$381,250	$537,592
Excise taxes	46,788	47,997	61,893
Net revenue	297,146	333,253	475,699
Cost of goods sold	216,264	396,782	663,113
Gross margin	80,882	(63,529)	(187,414)
Operating expenses
Selling, general and administrative expenses	229,429	342,517	415,445
Share-based compensation	14,180	25,322	46,686
Loss on asset impairment and restructuring	65,987	2,199,146	369,254
Total operating expenses	309,596	2,566,985	831,385
Operating loss from continuing operations	(228,714)	(2,630,514)	(1,018,799)
Loss from equity method investments	-	-	(100)
Other income (expense), net	(242,641)	(455,644)	751,041
Loss from continuing operations before income taxes	(471,355)	(3,086,158)	(267,858)
Income tax (expense) recovery	(12,327)	5,728	8,948
Net loss from continuing operations	(483,682)	(3,080,430)	(258,910)
Net loss from discontinued operations, net of income tax	(192,113)	(229,116)	(71,657)
Net loss	(675,795)	(3,309,546)	(330,567)
Net loss from continuing operations attributable to noncontrolling interests and redeemable noncontrolling interest	-	(1,897)	(4,372)
Net loss from discontinued operations attributable to noncontrolling interests and redeemable noncontrolling interest	(18,526)	(29,491)	(16,152)
Net loss attributable to Canopy Growth Corporation	$(657,269)	$(3,278,158)	$(310,043)

Basic and diluted loss per share[1]
Continuing operations	$(6.47)	$(66.39)	$(6.50)
Discontinued operations	(2.32)	(4.30)	(1.42)
Basic and diluted loss per share	$(8.79)	$(70.69)	$(7.92)
Basic and diluted weighted average common shares outstanding[1]	74,787,521	46,372,441	39,132,428

Comprehensive income (loss):
Net loss from continuing operations	$(483,682)	$(3,080,430)	$(258,910)
Other comprehensive income (loss), net of income tax
Fair value changes of own credit risk of financial liabilities	(12,334)	30,722	21,180
Foreign currency translation	(917)	27,207	(45,352)
Total other comprehensive income (loss), net of income tax	(13,251)	57,929	(24,172)
Comprehensive loss from continuing operations	(496,933)	(3,022,501)	(283,082)
Comprehensive loss from discontinued operations	(192,113)	(229,116)	(71,657)
Comprehensive loss	(689,046)	(3,251,617)	(354,739)
Comprehensive loss from continuing operations attributable to noncontrolling interests and redeemable noncontrolling interest	-	(1,897)	(4,372)
Comprehensive loss from discontinued operations attributable to noncontrolling interests and redeemable noncontrolling interest	(18,526)	(29,491)	(16,152)
Comprehensive loss attributable to Canopy Growth Corporation	$(670,520)	$(3,220,229)	$(334,215)

1 Prior year share and per share amounts have been retrospectively adjusted to reflect the Share Consolidation (as defined below), which became effective on December 15, 2023. See Note 2 for details.

The accompanying notes are an integral part of these consolidated financial statements.

CANOPY GROWTH CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of Canadian dollars)

	Year ended March 31, 2024
		Additional paid-in capital				Accumulated
	Common shares	Share-based reserve	Warrants	Ownership changes	Redeemable noncontrolling interest	other comprehensive income (loss)	Deficit	Noncontrolling interests	Total
Balance at March 31, 2023	$7,938,571	$498,150	$2,581,788	$(521,961)	$(51,492)	$(13,860)	$(9,672,761)	$1,587	$760,022
Private Placement, net of issuance costs	37,212	9,820	28,731	-	-	-	-	-	75,763
Other issuances of common shares	252,576	(80)	-	-	-	11,060	-	-	263,556
Exercise of Previous Equity Incentive Plan stock options	293	(293)	-	-	-	-	-	-	-
Share-based compensation	-	14,180	-	-	-	-	-	-	14,180
Issuance and vesting of restricted share units and performance share units	7,199	(7,199)	-	-	-	-	-	-	-
Changes in redeemable noncontrolling interest	-	-	-	-	(18,526)	-	-	18,526	-
Ownership changes relating to noncontrolling interests, net	-	-	-	-	70,018	-	-	(1,436)	68,582
Redemption of redeemable noncontrolling interest	8,450	-	-	(988)	-	-	-	(12)	7,450
Comprehensive loss	-	-	-	-	-	(13,251)	(657,269)	(18,526)	(689,046)
Balance at March 31, 2024	$8,244,301	$514,578	$2,610,519	$(522,949)	$-	$(16,051)	$(10,330,030)	$139	$500,507

CANOPY GROWTH CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of Canadian dollars)

	Year ended March 31, 2023
		Additional paid-in capital				Accumulated
	Common shares	Share-based reserve	Warrants	Ownership changes	Redeemable noncontrolling interest	other comprehensive income (loss)	Deficit	Noncontrolling interests	Total
Balance at March 31, 2022	$7,482,809	$492,041	$2,581,788	$(509,723)	$(42,860)	$(42,282)	$(6,378,199)	$4,341	$3,587,915
Cumulative effect from adoption of ASU 2020-06	-	4,452	-	-	-	-	(729)	-	3,723
Other issuances of common shares	141,996	(1,951)	-	-	-	-	-	-	140,045
Exercise of Previous Equity Incentive Plan stock options	1,597	(1,316)	-	-	-	-	-	-	281
Share-based compensation	-	25,322	-	-	-	-	-	-	25,322
Issuance and vesting of restricted share units and performance share units	20,398	(20,398)	-	-	-	-	-	-	-
Changes in redeemable noncontrolling interest	-	-	-	4,723	17,630	-	-	29,544	51,897
Ownership changes relating to noncontrolling interests, net	-	-	-	-	-	-	-	710	710
Redemption of redeemable noncontrolling interest	26,506	-	-	(16,961)	(26,262)	-	(15,675)	(1,620)	(34,012)
Settlement of unsecured senior notes	265,265	-	-	-	-	(29,507)	-	-	235,758
Comprehensive income (loss)	-	-	-	-	-	57,929	(3,278,158)	(31,388)	(3,251,617)
Balance at March 31, 2023	$7,938,571	$498,150	$2,581,788	$(521,961)	$(51,492)	$(13,860)	$(9,672,761)	$1,587	$760,022

CANOPY GROWTH CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of Canadian dollars)

	Year ended March 31, 2022
		Additional paid-in capital				Accumulated
	Common shares	Share-based reserve	Warrants	Ownership changes	Redeemable noncontrolling interest	other comprehensive income (loss)	Deficit	Noncontrolling interests	Total
Balance at March 31, 2021	$7,168,557	$480,786	$2,568,438	$(512,340)	$(121,234)	$(34,240)	$(6,068,156)	$4,709	$3,486,520
Other issuances of common shares and warrants	298,145	(30,457)	-	-	-	-	-	-	267,688
Replacement equity instruments from the acquisition of Supreme Cannabis	-	5,566	13,350	-	-	-	-	-	18,916
Exercise of Previous Equity Incentive Plan stock options	8,855	(3,288)	-	-	-	-	-	-	5,567
Share-based compensation	-	46,686	-	-	-	-	-	-	46,686
Issuance and vesting of restricted share units	7,252	(7,252)	-	-	-	-	-	-	-
Changes in redeemable noncontrolling interest	-	-	-	-	83,483	-	-	19,317	102,800
Ownership changes relating to noncontrolling interests	-	-	-	-	-	-	-	839	839
Redemption of redeemable noncontrolling interests	-	-	-	2,617	(5,109)	-	-	-	(2,492)
Disposal of consolidated entities	-	-	-	-	-	16,130	-	-	16,130
Comprehensive loss	-	-	-	-	-	(24,172)	(310,043)	(20,524)	(354,739)
Balance at March 31, 2022	$7,482,809	$492,041	$2,581,788	$(509,723)	$(42,860)	$(42,282)	$(6,378,199)	$4,341	$3,587,915

The accompanying notes are an integral part of these consolidated financial statements.

CANOPY GROWTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of Canadian dollars)

	Years ended March 31,
	2024	2023	2022

Cash flows from operating activities:
Net loss	$(675,795)	$(3,309,546)	$(330,567)
Loss from discontinued operations, net of income tax	(192,113)	(229,116)	(71,657)
Net loss from continuing operations	(483,682)	(3,080,430)	(258,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	28,376	55,575	76,136
Amortization of intangible assets	24,800	24,458	34,805
Share of loss on equity method investments	-	-	100
Share-based compensation	14,180	25,322	46,686
Loss on asset impairment and restructuring	53,797	2,170,588	332,949
Income tax expense (recovery)	12,327	(5,728)	(8,948)
Non-cash fair value adjustments and charges related to settlement of unsecured senior notes	160,468	353,827	(866,739)
Change in operating assets and liabilities, net of effects from purchases of businesses:
Amounts receivable	(3,749)	6,242	16,153
Inventory	1,034	68,438	204,219
Prepaid expenses and other assets	(2,433)	12,530	27,594
Accounts payable and other accrued expenses and accrued liabilities	9,115	(28,240)	(42,962)
Other, including non-cash foreign currency	(42,654)	2,995	(7,367)
Net cash used in operating activities - continuing operations	(228,421)	(394,423)	(446,284)
Net cash used in operating activities - discontinued operations	(53,529)	(163,123)	(99,527)
Net cash used in operating activities	(281,950)	(557,546)	(545,811)
Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(3,449)	(9,114)	(36,684)
Purchases of intangible assets	(547)	(1,337)	(11,429)
Proceeds on sale of property, plant and equipment	154,052	13,609	27,279
Redemption of short-term investments	78,549	502,589	546,010
Net cash (outflow) proceeds on sale of subsidiaries	(955)	14,932	118,149
Net cash outflow on acquisition of subsidiaries	-	-	(14,947)
Investment in other financial assets	(347)	(67,150)	(379,414)
Other investing activities	(7,705)	3,900	(18,126)
Net cash provided by investing activities - continuing operations	219,598	457,429	230,838
Net cash provided by (used in) investing activities - discontinued operations	21,992	(24,050)	(19)
Net cash provided by investing activities	241,590	433,379	230,819
Cash flows from financing activities:
Proceeds from issuance of common shares and warrants	81,063	1,049	2,700
Proceeds from exercise of stock options	-	281	5,567
Issuance of long-term debt and convertible debentures	-	135,160	-
Repayment of long-term debt	(509,779)	(118,179)	(50,763)
Other financing activities	(36,339)	(38,005)	(3,037)
Net cash used in financing activities	(465,055)	(19,694)	(45,533)
Effect of exchange rate changes on cash and cash equivalents	(1,292)	44,863	(18,123)
Net decrease in cash and cash equivalents	(506,707)	(98,998)	(378,648)
Cash and cash equivalents, beginning of period[1]	677,007	776,005	1,154,653
Cash and cash equivalents, end of period[2]	$170,300	$677,007	$776,005

1 Includes cash of our discontinued operations of $9,314, $13,610 and $4,768 for March 31, 2023, 2022 and 2021, respectively.

2 Includes cash of our discontinued operations of $nil, $9,314 and $13,610 for March 31, 2024, 2023 and 2022, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

CANOPY GROWTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of Canadian dollars)

	Years ended March 31,
	2024	2023	2022
Supplemental disclosure of cash flow information
Cash received during the period:
Income taxes	$6,238	$5,511	$1,299
Interest	$18,097	$28,500	$16,175
Cash paid during the period:
Income taxes	$2,082	$1,184	$2,641
Interest	$98,118	$131,824	$119,249
Noncash investing and financing activities
Additions to property, plant and equipment	$106	$38	$1,408

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

2. BASIS OF PRESENTATION

The consolidated financial statements as of and for the years ended March 31, 2024, 2023, and 2022 have been presented in Canadian dollars and are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Canopy Growth has determined that the Canadian dollar is the most relevant and appropriate reporting currency as, despite continuing shifts in the relative size of our operations across multiple geographies, the majority of our operations are conducted in Canadian dollars and our financial results are prepared and reviewed internally by management in Canadian dollars. Our consolidated financial statements, and the financial information contained herein, are reported in thousands of Canadian dollars, except share and per share amounts or as otherwise stated.

Going Concern

The consolidated financial statements have been prepared in accordance with U.S. GAAP on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

In the Company’s condensed interim consolidated financial statements for the period ended December 31, 2023, the Company raised substantial doubt about the Company’s ability to continue as a going concern for at least twelve months from the issuance of those condensed interim consolidated financial statements, due to certain material debt obligations coming due in the short-term, recurring losses from operations and additional required financing to fund its business and operations.

As of this filing, the Company has been able to successfully mitigate the substantial doubt by completing several actions including: (i) the completion of a US$35 million private placement unit offering in January 2024; (ii) the receipt of $25 million of proceeds in March 2024 from the BioSteel Canada asset sale; (iii) the exchange of the $100 million promissory note held by a subsidiary of Constellation Brands into Exchangeable Shares of Canopy Growth; (iv) the receipt of gross proceeds of approximately US$50 million and the exchange of approximately $27.5 million of existing debt maturing in September 2025 in exchange for a new senior unsecured convertible debenture of the Company, maturing May 2029, and the issuance of warrants of the Company. Following the completion of the above actions, the Company does not have any material debt obligation coming due until March 2026.

The Company is also currently evaluating several different strategies and intends to pursue actions that are expected to further increase its liquidity position, including, but not limited to, pursuing additional actions under its cost-savings plan and seeking additional financing from both the public and private markets through the issuance of equity and/or debt securities.

As a result of management's plans above, management concludes that the substantial doubt about the Company’s ability to continue as a going concern has been alleviated.

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

Use of estimates

The preparation of these consolidated financial statements and accompanying notes in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates. Financial statement areas that require significant judgements and estimates are as follows:

Allowance for credit losses - The assessment involves judgement and incorporates estimates of loss based on available information relevant to considering the collectability and includes consideration of economic and business conditions, default trends and other internal and external factors. The amount is subject to change based on experience and new information which could result in outcomes that require adjustment to the carrying amounts affecting future periods.

Inventory reserves - The Company records inventory reserves based on the Company’s estimated forecast of product demand, production requirements, market conditions and regulatory environment. Actual losses may differ from management’s estimates.

Estimated useful lives, impairment considerations, and amortization of property, plant and equipment and intangible assets - Amortization of capital and intangible assets is dependent upon estimates of useful lives based on management’s judgment.

Goodwill and indefinite lived intangible asset impairment testing requires management to make estimates in the impairment testing model. On at least an annual basis, the Company tests whether goodwill and indefinite lived intangible assets are impaired. The reporting unit's fair value is determined using a discounted future cash flow model, which incorporate assumptions regarding future events, specifically future cash flows, growth rates and discount rates.

Impairment of long-lived assets is influenced by judgment in defining an asset group and determining the indicators of impairment, and estimates used to measure impairment losses.

Legal proceedings - Judgement is used in determining the probability of incurring a loss in addition to determining the estimated amount. Amounts recorded are based on management’s judgement and actual amounts recorded may not be realized.

Fair value measurement of financial instruments - The use of various valuation approaches described in Note 25 may involve uncertainties and determinations based on the Company’s judgment and any value estimated from these techniques may not be realized or realizable.

Consolidation of variable interest entities - The determination of whether the Company is the primary beneficiary of a variable interest entity requires significant judgement. The assessment requires a qualitative analysis of power and benefits of the variable interest entity.

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

All issued and outstanding common shares, per share amounts, and outstanding equity instruments and awards exercisable into common shares, as well as the exchange ratios for the Fixed Shares (as defined below) and the Floating Shares (as defined below) in connection with the Acreage Amending Arrangement and the Floating Share Arrangement (as defined below), respectively, contained in the consolidated financial statements of the Company and notes thereto have been retroactively adjusted to reflect the Share Consolidation for all prior periods presented.

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

For the purposes of presenting consolidated financial statements, the assets and liabilities of foreign operations are translated into Canadian dollars at the exchange rates applicable at the balance sheet date. Income and expenses, and cash flows of foreign operations are translated into Canadian dollars using average exchange rates. Exchange differences resulting from translating foreign operations are recognized in accumulated other comprehensive income (loss). Transactional exchange gains and losses are included in other income (expense), net.

Cash equivalents and short-term investments

Cash and cash equivalents consist of cash and highly liquid investments that are readily convertible into known amounts of cash with original maturities of three months or less.

Investments with maturities or redemption dates greater than 90 days at the date of purchase are included in short-term investments. The Company’s investments in debt securities, if any, have been classified and accounted for using the fair value option. Unrealized gain and losses on debt securities, if any, are recognized in net income (loss). All other short-term investments are recorded at fair value with gains or losses recognized in net income (loss).

Restricted short-term investments

The Company considers short-term investments to be restricted when withdrawal or general use is legally restricted.

Accounts receivable

Accounts receivables are recorded at the invoiced amount and arise out of the sales to customers. The Company is exposed to credit losses primarily through sales of products and maintains an allowance for credit losses at an amount sufficient to absorb losses inherent in its accounts receivable portfolio as of the reporting dates based on the projection of expected credit losses. The allowance for credit losses represents management's best estimate of probable credit losses in accounts receivable, taking into account a combination of past events, current conditions, and supportable forecasts. The Company estimates and reserves for its allowance for credit losses based on its experience with past due accounts and collectability, write-off history, the aging of accounts receivable and an analysis of customer data.

Inventory

Inventory consists of raw materials, supplies and consumables used in the inventory process, merchandise for sale, finished goods and work-in-process such as pre-harvested cannabis plants, by-products to be extracted, oils, gel capsules and edible products. Inventory is valued at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Cost is determined using standard costs, approximating average costs, and include direct and indirect labor, consumables, materials, packaging supplies, utilities, facilities costs, quality and testing costs, production related depreciation and other overhead costs. The Company records inventory reserves for obsolete and slow-moving inventory. Inventory reserves are based on inventory obsolescence trends, age of inventory, historical experience and application of the specific identification method. The Company classifies cannabis inventory as a current asset, although part of such inventory, because of the duration of the cultivation, drying, and conversion process, ordinarily would not be utilized within one year.

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

Depreciation is calculated on a straight-line basis over the expected useful lives of the assets, which are as follows:

Years
Buildings and greenhouses	20 - 50
Production and warehouse equipment	5 - 30
Office and lab equipment	3 - 10
Computer equipment	3 - 5
Leasehold improvements	Lesser of estimated useful life or lease term

Depreciation commences upon the property, plant and equipment becoming available for its intended use. Construction in progress is measured at cost and upon completion reclassified to one of the Company’s five classes of property, plant and equipment as noted in the above table, depending on the nature of the associated assets.

Estimates of useful life and residual value, and the method of depreciation, are reviewed only when events or changes in circumstances indicate that the current estimates or depreciation method are no longer appropriate. Any changes are accounted for on a prospective basis as a change in estimate.

Intangible assets

Finite lived intangible assets are recorded at cost less accumulated amortization and accumulated impairment losses, if any. Intangible assets acquired in a business combination are recognized at fair value at the date of acquisition, while intangible assets that are internally generated are recognized at cost.

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

Year ended March 31, 2022

In the three months ended March 31, 2022, the Company changed the composition of its reporting units within the global cannabis segment as a result of: (i) the completion of the Company’s divestiture of its interest in C3 (the “C3 Divestiture”) (see Note 30(b)); and (ii) a strategic shift in the Company’s KeyLeaf Life Sciences (“KeyLeaf”) business to focus on non-cannabis extraction activities. Accordingly, goodwill was reassigned to the KeyLeaf reporting unit from the cannabis operations reporting unit, using the relative fair value allocation approach. There were no changes to the reporting units included in the Company’s other consumer products segment in the year ended March 31, 2022.

The Company performed its annual goodwill impairment test in the three months ended March 31, 2022, and recognized impairment losses in relation to its KeyLeaf and This Works reporting units.

Year ended March 31, 2023

In the three months ended June 30, 2022, the Company recognized a goodwill impairment loss in relation to the cannabis operations reporting unit in the global cannabis segment, representing the entirety of the goodwill assigned to the cannabis operations reporting unit. In the three months ended September 30, 2022, following the completion of certain restructuring actions which were initiated in the three months ended March 31, 2022, and which were aligned with the Company’s strategic review of its business, the Company changed the structure of its internal management financial reporting and began reporting its financial results for the following five reportable segments: (i) Canada cannabis; (ii) International markets cannabis; (iii) Storz & Bickel; (iv) BioSteel; and

(v) This Works. There were no changes to the composition of the Company’s reporting units to which goodwill remains assigned resulting from the change in reportable segments.

The Company recognized goodwill impairment losses in the three months ended September 30, 2022 in relation to its This Works reporting unit (continuing operations) and BioSteel reporting unit (discontinued operations). In the three months ended March 31, 2023, the Company performed its annual goodwill impairment test and noted no additional impairments. Refer to Note 16 for further details.

Year ended March 31, 2024

For the year-end March 31, 2024, the Company deconsolidated BioSteel and classified its results as discontinued operations, (see Note 6). As a result, the Company now reports its financial results for the following four reportable segments: (i) Canada cannabis; (ii) International markets cannabis; (iii) Storz & Bickel; and (iv) This Works. On December 18, 2023, the Company completed the sale of This Works and as of such date, the results of This Works are no longer included in the Company's financial results (see Note 35). In the three months ended March 31, 2024, the Company performed its annual goodwill impairment test and recognized impairment losses in relation to its Storz & Bickel reporting unit. Refer to Note 16 for further details.

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

Revenue recognition

The Company’s cannabis revenue is comprised of sales of: (i) adult-use cannabis products in Canada, either to government agencies or third-party retailers under a “business-to-business” wholesale model; and (ii) medical and other cannabis products in Canada and certain other countries. The Company’s revenue is also comprised of sales of vaporizers and similar cannabis accessories, merchandise, and revenue from other sources.

The Company’s revenue-generating activities have a single performance obligation and revenue is recognized at the point in time when control of the product transfers and the Company’s obligations have been fulfilled. This generally occurs when the product is shipped or delivered to the customer, depending upon the method of distribution and shipping terms set forth in the customer contract. In accordance with contracts with certain of the Company’s Canadian provincial and territorial customers, the Company fulfills its obligations only when the customer transfers control of the product to the end consumer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for the sale of the Company’s product. Certain of the Company’s customer contracts, most notably those with the Canadian provincial and territorial agencies, may provide the customer with a right of return. In certain circumstances the Company may also provide a retrospective price adjustment to a customer. These items give rise to variable consideration, which is recognized as a reduction of the transaction price based upon the expected amounts of the product returns and price adjustments at the time revenue for the corresponding product sale is recognized. The determination of the reduction of the transaction price for variable consideration requires that the Company make certain estimates and assumptions that affect the timing and amounts of revenue recognized. The Company estimates this variable consideration by taking into account factors such as historical information, current trends, forecasts, provincial and territorial inventory levels, availability of actual results and expectations of demand. The Company recognizes a liability for sales refunds within other current liabilities, and an asset for the value of inventory which is expected to be returned is recognized within prepaid expenses and other assets on the consolidated balance sheets.

Sales of products are for cash or otherwise agreed-upon credit terms. The Company’s payment terms vary by location and customer; however, the time period between when revenue is recognized and when payment is due is not significant.

Cost of goods sold

The types of costs included in cost of goods sold are raw materials, packaging materials, manufacturing costs, plant facilities administrative support and overheads, and freight and warehouse costs, including distribution costs. Cost of goods sold also includes inventory valuation adjustments.

Advertising

Advertising costs are expensed as incurred. Advertising expenses totaled $28,656, $28,294 and $53,382 in the years ended March 31, 2024, 2023, and 2022, respectively.

Research and development

Research and development costs are expensed as incurred. Research and development expenses totaled $4,611, $21,718, and $32,261 in the years ended March 31, 2024, 2023, and 2022, respectively.

Asset impairment and restructuring costs

Asset impairment and restructuring costs consist of property, plant and equipment, intangible asset and goodwill impairment charges, asset abandonment costs, contractual and other settlement costs, and employee-related and other restructuring costs recognized in connection with: (i) the restructuring of the Company’s global operations that commenced in the year ended March 31, 2020 and continued strategic review of its business; and (ii) other impairments. Offsetting the charges for the year ended March 31, 2024 was a gain on sale of the Company's production facility as sale proceeds exceeded the carrying value that was previously impaired. Refer to Note 7 for further details.

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

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing reported net income (loss) by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per share is computed by dividing earnings (loss) by the sum of the weighted average number of common shares and the number of dilutive potential common share equivalents outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares of the Company during the reporting periods. Potential dilutive common share equivalents consist of the incremental common shares issuable upon the exercise of warrants, vested share options, RSUs and the incremental shares issuable upon conversion of convertible notes. As at March 31, 2024, March 31, 2023, and March 31, 2022, all instruments were anti-dilutive.

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

4. NEW ACCOUNTING POLICIES

Accounting Guidance Not Yet Adopted

Segment Reporting

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is evaluating the impact on the consolidated financial statements and expects to implement the provisions of ASU 2023-07 for our fiscal year ending March 31, 2025.

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

Canopy Growth currently retains the option to acquire the issued and outstanding Class E subordinate voting shares (the “Fixed Shares”) of Acreage (the “Acreage Option”), representing approximately 70% of the total shares of Acreage, at a fixed share exchange ratio of 0.03048 of a common share of Canopy Growth per Fixed Share. Concurrently with the closing of the acquisition of the Fixed Shares pursuant to the exercise of the Acreage Option, the Fixed Shares will be issued to Canopy USA. In addition, Canopy USA has agreed to acquire all of the issued and outstanding Class D subordinate voting shares of Acreage (the “Floating Shares”) by way of a court-approved plan of arrangement (the “Floating Share Arrangement”) in exchange for 0.045 of a common share of Canopy Growth for each Floating Share held. Accordingly, we will not hold any Fixed Shares or Floating Shares. Acreage is a leading vertically-integrated multi-state cannabis operator, with its main operations in densely populated states across the Northeast U.S. including New Jersey and New York.

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

On December 9, 2022, Canopy USA and certain limited partnerships that are controlled by Canopy USA entered into a debt settlement agreement with TerrAscend, TerrAscend Canada Inc. and Arise BioScience, Inc., whereby all of the debt obligations, including all principal and interest owing under such debt obligations payable by certain subsidiaries of TerrAscend, were extinguished and all of the previously issued TerrAscend Warrants controlled by Canopy USA were cancelled in exchange 24,601,467 TerrAscend Exchangeable Shares and 22,474,130 new TerrAscend Warrants expiring on December 31, 2032. See Note 13 for further details.

Following the implementation of the Reorganization, Canopy USA was determined to be a variable interest entity pursuant to ASC 810 - Consolidations ("ASC 810") and prior to the completion of the Reorganization Amendments (as defined below) and the Additional Reorganization Amendments (as defined below), Canopy Growth was determined to be the primary beneficiary of Canopy USA. As a result of such determination and in accordance with ASC 810, Canopy Growth consolidated the financial results of Canopy USA.

Amendments to Canopy USA Structure

Following the creation of Canopy USA, the Nasdaq Stock Market LLC ("Nasdaq") communicated its position to the Company stating that companies that consolidate “the assets and revenues generated from activities in violation under federal law cannot continue to list on Nasdaq”. Since the Company is committed to compliance with the listing requirements of the Nasdaq, the Company and Canopy USA effectuated certain changes to the initial structure of the Company’s interest in Canopy USA that were intended to facilitate the deconsolidation of the financial results of Canopy USA within the Company’s financial statements. These changes included, among other things, modifying the terms of the Protection Agreement (as defined below) between the Company, its wholly-owned subsidiary and Canopy USA as well as the terms of Canopy USA’s limited liability company agreement and amending the terms of certain agreements with third-party investors in Canopy USA to eliminate any rights to guaranteed returns (collectively, the “Reorganization Amendments”).

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

In connection with the Reorganization Amendments, on May 19, 2023, Canopy USA and Huneeus 2017 Irrevocable Trust (the “Trust”) entered into a share purchase agreement (the “Trust SPA”), which sets out the terms of the Trust’s investment in Canopy USA in the aggregate amount of up to US$20 million (the "Trust Transaction"). Agustin Huneeus, Jr. is the trustee of the Trust and is an affiliate of a shareholder of Jetty. Pursuant to the terms of the Trust SPA, the Trust will, subject to certain terms and conditions contained in the Trust SPA be issued Canopy USA Common Shares in two tranches with an aggregate value of up to US$10 million along with warrants of Canopy USA to acquire additional Canopy USA Common Shares. In addition, subject to the terms of the Trust SPA, the Trust has also been granted options to acquire additional Voting Shares (as defined in the A&R LLC Agreement) with a value of up to an additional US$10 million and one such additional option includes the issuance of additional warrants of Canopy USA. On April 26, 2024, Canopy USA completed the first tranche closing of the Trust Transaction in accordance with the Trust SPA, whereby the Trust acquired an aggregate 28,571,429 Canopy USA Common Shares at US$0.175 per Canopy USA Common Share and warrants to acquire up to 42,857,142 Voting Shares expiring on April 26, 2031.

In addition, subject to the terms and conditions of the A&R Protection Agreement (as defined below) and the terms of the option agreements to acquire Wana and Jetty, as applicable, Canopy Growth may be required to issue additional common shares in satisfaction of certain deferred and/or option exercise payments to the shareholders of Wana and Jetty. Canopy Growth will receive additional Non-Voting Shares from Canopy USA as consideration for any Company common shares issued in the future to the shareholders of Wana and Jetty.

On November 3, 2023, the Company received a letter from the staff of the SEC (the “Staff”) in which the Staff indicated that, despite the Reorganization Amendments, it would object to the deconsolidation of the financial results of Canopy USA from the Company's financial statements in accordance with U.S. GAAP once Canopy USA acquires Wana, Jetty or the Fixed Shares of Acreage. The Company subsequently had discussions with the Office of Chief Accountant of the SEC (the "OCA") and determined to make certain additional amendments to the structure of Canopy USA (the “Additional Reorganization Amendments”) to facilitate the deconsolidation of Canopy USA from the financial results of Canopy Growth in accordance with U.S. GAAP upon Canopy USA’s acquisition of Wana, Jetty or Acreage. In that regard, the Company filed a revised preliminary proxy statement with the SEC on each of January 25, 2024 and February 5, 2024 in connection with the Amendment Proposal (as defined below) that discloses these Additional Reorganization Amendments. In connection with the Additional Reorganization Amendments, Canopy USA and its members expect to enter into a second amended and restated limited liability company agreement (the “Second A&R LLC Agreement”) immediately prior to the completion of the first tranche closing of the Trust Transaction. Upon the effective date of the Second A&R LLC Agreement, the terms of the Non-Voting Shares will be amended such that the Non-Voting Shares are only convertible into Canopy USA Class B Shares following the date that the NASDAQ Stock Market or The New York Stock Exchange permit the listing of companies that consolidate the financial statements of companies that cultivate, distribute or possess marijuana (as defined in 21 U.S.C 802) in the United States (the “Stock Exchange Permissibility Date”). Based on the Company’s discussions with the OCA, upon effectuating the Additional Reorganization Amendments, the Company believes that the Staff would not object to the deconsolidation of the financial results of Canopy USA from the Company’s financial statements in accordance with U.S. GAAP.

Ownership of U.S. Cannabis Investments

Following the implementation of the Reorganization, the shares and interests in Acreage, Wana, Jetty and TerrAscend are held, directly or indirectly, by Canopy USA, and Canopy Growth no longer holds a direct interest in any shares or interests in such entities, other than the Acreage Option. Canopy Growth holds non-voting and non-participating shares (the “Non-Voting Shares”) in the capital of Canopy USA. The Non-Voting Shares do not carry voting rights, rights to receive dividends or other rights upon dissolution of Canopy USA. Following the Reorganization Amendments, the Non-Voting Shares are convertible into Class B shares of Canopy USA (the “Canopy USA Class B Shares”), provided that following the execution of the Second A&R LLC Agreement, such conversion shall only be permitted following the Stock Exchange Permissibility Date. The Company also has the right (regardless of the fact that its Non-Voting Shares are non-voting and non-participating) to appoint one member to the Canopy USA board of managers (the "Canopy USA Board").

As of March 31, 2024, a third party investor owned all of the issued and outstanding Class A shares of Canopy USA (the “Canopy USA Common Shares”) and a wholly-owned subsidiary of the Company holds Non-Voting Shares in the capital of Canopy USA, representing approximately more than 99% of the issued and outstanding shares in Canopy USA on an as-converted basis. As of May 28, 2024, the Trust holds 28,571,429 Canopy USA Common Shares, the shareholders of Wana collectively hold 60,955,929 Canopy USA Common Shares and a wholly-owned subsidiary of the Company holds all of the issued and outstanding Non-Voting

Shares in the capital of Canopy USA, representing approximately 72.3% of the issued and outstanding shares in Canopy USA on an as-converted basis.

On October 24, 2022, Canopy USA and the Company also entered into an agreement with, among others, Nancy Whiteman, the controlling shareholder of Wana, which was amended and restated on May 19, 2023 and on April 30, 2024, whereby subsidiaries of Canopy USA agreed to pay additional consideration in order to acquire the Wana Options and the future payments owed in connection with the exercise of the Wana Options (as described in Note 13) were reduced to US$3.00 in exchange for the issuance of Canopy USA Common Shares and Canopy Growth common shares (the “Wana Amending Agreement”). In accordance with the terms of the Wana Amending Agreement, on April 30, 2024, (i) Canopy USA issued 60,955,929 Canopy USA Common Shares and (ii) Canopy Growth issued 1,086,279 Canopy Growth common shares to the shareholders of Wana. The Canopy USA Common Shares issued to Ms. Whiteman, or entities controlled by Ms. Whiteman, are subject to a repurchase right exercisable at any time after April 30, 2027, being the 36 month anniversary of the closing of the transaction contemplated by the Wana Amending Agreement (the “Wana Repurchase Right”) to repurchase all Canopy USA Common Shares that have been issued at a price per Canopy USA Common Share equal to the fair market value as determined by an appraiser. As part of this agreement, Canopy USA has granted Ms. Whiteman the right to appoint one member to the Canopy USA Board and a put right on the same terms and conditions as the Wana Repurchase Right.

Canopy Growth and Canopy USA have also entered into a protection agreement (the "Protection Agreement") to provide for certain covenants in order to preserve the value of the Non-Voting Shares held by Canopy Growth until such time as the Non-Voting Shares are converted in accordance with their terms, provided that, such conversion shall only be permitted following the Stock Exchange Permissibility Date, but does not provide Canopy Growth with the ability to direct the business, operations or activities of Canopy USA. The Protection Agreement was amended and restated in connection with: (a) the Reorganization Amendments (the “First A&R Protection Agreement”); and (b) the Additional Reorganization Amendments (the “Second A&R Protection Agreement” and together with the First A&R Protection Agreement, the “A&R Protection Agreement”).

Upon closing of Canopy USA’s acquisition of Acreage, Canopy Growth will receive additional Non-Voting Shares from Canopy USA in consideration for the issuance of common shares of the Company that shareholders of Acreage will receive in accordance with the terms of the Existing Acreage Arrangement Agreement (as defined below) and the Floating Share Arrangement Agreement (as defined below).

Until such time as Canopy Growth converts the Non-Voting Shares into Canopy USA Class B Shares following the Stock Exchange Permissibility Date, Canopy Growth will have no economic or voting interest in Canopy USA, Wana, Jetty, TerrAscend, or Acreage. Canopy USA, Wana, Jetty, TerrAscend, and Acreage will continue to operate independently of Canopy Growth.

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

In addition to shareholder and court approvals, the Floating Share Arrangement is subject to approval of the Amendment Proposal (as defined below) and applicable regulatory approvals including, but not limited to, Toronto Stock Exchange (“TSX”) approval and the satisfaction of certain other closing conditions customary in transactions of this nature. The Floating Share Arrangement received the requisite approval from the holders of Floating Shares at the special meeting of Acreage shareholders held on March 15, 2023 and on March 20, 2023 Acreage obtained a final order from the Supreme Court of British Columbia approving the Floating Share Arrangement. The Floating Share Arrangement Agreement has been amended several times to extend the Exercise

Outside Date (as defined in the Floating Share Arrangement Agreement), which was initially March 31, 2023. The most recent amendment to the Floating Share Arrangement Agreement extended the Exercise Outside Date to June 17, 2024. In addition, the most recent amendment to the Floating Share Arrangement Agreement also extended the date in which the Canopy Call Option (as defined in the Floating Share Arrangement Agreement) is required to be exercised by to not later than June 17, 2024, such date being 41 business days following the CBI Exchange (as defined below).

Canopy Growth’s existing option to acquire the Fixed Shares on the basis of 0.03048 of a Company common share per Fixed Share will be exercised in accordance with the terms of the arrangement agreement dated April 18, 2019, as amended on May 15, 2019, September 23, 2020 and November 17, 2020 (the “Existing Acreage Arrangement Agreement”). Concurrently with the closing of the acquisition of the Fixed Shares pursuant to the exercise of the Acreage Option, the Fixed Shares will be issued to Canopy USA. Accordingly, Canopy Growth will not hold any Fixed Shares or Floating Shares. Completion of the acquisition of the Fixed Shares following exercise of the Acreage Option is subject to the satisfaction of certain conditions set forth in the Existing Acreage Arrangement Agreement. The acquisition of the Floating Shares pursuant to the Floating Share Arrangement is anticipated to occur immediately prior to the acquisition of the Fixed Shares pursuant to the Existing Acreage Arrangement Agreement such that 100% of the issued and outstanding shares of Acreage will be owned by Canopy USA on closing of the acquisition of both the Fixed Shares and the Floating Shares.

On November 15, 2022, a wholly-owned subsidiary of Canopy Growth (the “Acreage Debt Optionholder”) and Acreage’s existing lenders (the “Lenders”) entered into an option agreement (the “Acreage Debt Option Agreement”), which superseded the letter agreement dated October 24, 2022 between the parties, pursuant to which the Acreage Debt Optionholder was granted the right to purchase the outstanding principal, including all accrued and unpaid interest thereon, of Acreage’s debt, being an amount up to US$150.0 million (the “Acreage Debt”) from the Lenders in exchange for an option premium payment of $38.0 million (US$28.5 million) (the “Option Premium”), which was deposited into an escrow account on November 17, 2022. The Acreage Debt Optionholder has the right to exercise the option at its discretion, and if the option is exercised, the Option Premium will be used to reduce the purchase price to be paid for the outstanding Acreage Debt. In the event that Acreage repays the Acreage Debt on or prior to maturity, the Option Premium will be returned to the Acreage Debt Optionholder. In the event that Acreage defaults on the Acreage Debt and the Acreage Debt Optionholder does not exercise its option to acquire the Acreage Debt, the Option Premium will be released to the Lenders. The Lenders provided notice to the Company pursuant to the Acreage Debt Option Agreement of a default on the Acreage Debt. The Company is continuing to evaluate the notice and the applicable provisions of the Acreage Debt Option Agreement.

Special Shareholder Meeting

In connection with the Reorganization, Canopy Growth held a special meeting of shareholders on April 12, 2024 (the “Meeting”) at which Canopy Growth shareholders approved a special resolution authorizing an amendment to its articles of incorporation, as amended (the “Amendment Proposal”), in order to: (i) create and authorize the issuance of an unlimited number of a new class of non-voting and non-participating exchangeable shares in the capital of Canopy Growth (the “Exchangeable Shares”); and (ii) restate the rights of the Company’s common shares to provide for a conversion feature whereby each common share may at any time, at the option of the holder, be converted into one Exchangeable Share. The Exchangeable Shares do carry voting rights, rights to receive dividends or other rights upon dissolution of Canopy Growth but are convertible into common shares.

CBI Exchange and Note Exchange

On April 18, 2024, Greenstar Canada Investment Limited Partnership (“Greenstar”) and CBG Holdings LLC (“CBG”), indirect, wholly-owned subsidiaries of Constellation Brands, Inc. (“CBI”, and together with its affiliates, the “CBI Group”), exchanged all 17,149,925 common shares in the capital of the Company they collectively held for 17,149,925 Exchangeable Shares for no consideration (the “CBI Exchange”). As a result of the CBI Exchange, the CBI Group no longer holds any Canopy Growth common shares. On April 18, 2024, the Company also entered into an exchange agreement with Greenstar, pursuant to which Greenstar converted approximately $81.2 million of the principal amount of the CBI Note (as defined below) into 9,111,549 Exchangeable Shares (the “Note Exchange”), calculated based on a price per Exchangeable Share equal to $8.91. All accrued but unpaid interest on the CBI Note together with the remaining principal amount of the CBI Note was cancelled and forgiven for no additional consideration by Greenstar. Following the closing of the Note Exchange, the CBI Note was cancelled.

In connection with the Reorganization, on October 24, 2022, Canopy Growth entered into a consent agreement with CBG and Greenstar (the “Third Consent Agreement”), and pursuant to the terms thereof, following the CBI Exchange, other than Third Consent Agreement, and the termination rights contained therein, all agreements between Canopy Growth and CBI, including the Second Amended and Restated Investor Rights Agreement dated as of April 18, 2019, by and among certain wholly-owned subsidiaries of CBI and Canopy Growth, were terminated. Pursuant to the terms of the Third Consent Agreement, all nominees of CBI that were sitting on the board of directors of Canopy Growth immediately prior to the CBI Exchange resigned as directors of Canopy Growth.

6. BIOSTEEL

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

	Years ended
	March 31,	March 31,	March 31,
	2024	2023	2022
Net revenue	$56,610	$69,651	$34,622
Cost of goods sold	145,625	110,262	50,344
Operating expenses	97,851	177,171	58,235
Operating loss	(186,866)	(217,782)	(73,957)
Other income (expense), net[1]	(6,183)	(10,380)	2,300
Income tax (expense) recovery	936	(954)	-
Net loss on discontinued operations, net of tax	$(192,113)	$(229,116)	$(71,657)

1 Included in Other income (expense), net for the year ended March 31, 2024 is a loss on deconsolidation of $9,820.

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

The remaining amounts legally receivable from the BioSteel Entities are measured at their expected recoverable amounts. The assets and liabilities related to the BioSteel Entities business units are classified as discontinued operations and the major categories are as follows:

	March 31,	March 31,
	2024	2023
Cash	$-	$9,314
Short-term investments	-	69
Amounts receivable, net	-	25,528
Receivable from BioSteel Entities	8,038	-
Inventory	-	65,671
Prepaid expenses and other assets	-	15,709
Property, plant and equipment	-	28,195
Intangible assets	-	27,969
Other assets	-	405
Total assets of discontinued operations	$8,038	$172,860

Accounts payable	-	44,399
Other accrued expenses and liabilities	-	22,248
Other current liabilities	-	977
Deferred income tax liabilities	-	954
Other liabilities	-	2,463
Total liabilities of discontinued operations	$-	$71,041

7. ASSET IMPAIRMENT AND RESTRUCTURING COSTS

Year ended March 31, 2024

Restructuring and other charges

In the year ended March 31, 2024, the Company recorded charges associated with operational changes resulting from its continuing strategic review of its business. Charges relate to various incremental impairment losses and other costs associated with the restructuring of the Company's Canadian cannabis operations that were initiated in the three months ended March 31, 2023, in addition to continued evaluation of the Company's overall operations throughout fiscal 2024. The Company also recognized impairment charges associated with the divestiture of This Works, as described in Note 30(a) below.

Offsetting the charges above was a gain on the sale of the Company's production facility at 1 Hershey Drive in Smiths Falls, Ontario. The gain was due to the sale proceeds exceeding the carrying value that was previously impaired at March 31, 2023.

Other impairments

The other impairment charges described below related to goodwill and intangible assets are in addition to the restructuring and impairment costs described above.

Goodwill

In the year ended March 31, 2024, the Company recognized goodwill impairment charges totaling $42,081 relating to the Company's Storz & Bickel reporting unit. Refer to Note 16 for further details.

Intangible assets

In the year ended March 31, 2024, the Company recognized asset impairment losses totaling $17,266 relating primarily to This Works prior to divestiture and the Storz & Bickel's acquired brand intangible asset.

A summary of the pre-tax charges totaling $65,001 recognized in connection with the Company’s restructuring actions and other impairments is as follows:

	Year ended March 31, 2024
	Restructuring and other charges	Other impairments	Total
Costs recorded in cost of goods sold:
Reversal of inventory write-downs and other charges	$(986)	$-	$(986)

Costs recorded in operating expenses:
(Gain) impairment of property, plant and equipment, net	(40,578)	-	(40,578)
Impairment of intangible assets	-	17,266	17,266
Impairment of goodwill	-	42,081	42,081
Contractual and other settlement obligations	(2,129)	-	(2,129)
Employee-related and other restructuring costs	29,193	20,154	49,347
Asset impairment and restructuring costs	(13,514)	79,501	65,987

Total restructuring, asset impairments and related costs	$(14,500)	$79,501	$65,001

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

As a result of the aforementioned changes, the Company intended to close and sell the 1 Hershey Drive production facility in Smiths Falls, Ontario, consolidate flower, PRJ, softgel, and oil manufacturing in the Company’s current beverage production facility in Smiths Falls, Ontario, and reduced headcount across the business. We also intended to rationalize our cannabis extraction activities across Canada. Additionally, in March 2023, the Company completed the purchase of the remaining 45% of the common shares of Les Serres Vert Cannabis Inc. (“Vert Mirabel”) for consideration consisting of cash and the Company’s common shares, thereby increasing the Company’s interest in the entity to 100%. In connection with that acquisition, the Company terminated its lease for the facility in Mirabel, Quebec and has ceased the sourcing of cannabis flower from the Mirabel, Quebec facility.

The Company also recognized impairment charges associated with the divestiture of the Company’s retail operations pursuant to the OEGRC Transaction and the FOUR20 Transaction (as each terms is defined below), as described in Note 30(b) below. Additionally, the Company: (i) recognized incremental costs primarily associated with the restructuring actions completed in the year ended March 31, 2022, including the closure of certain of its Canadian production facilities, and other operational changes initiated in the three months ended March 31, 2022, as described below in our summary of restructuring actions in the year ended March 31, 2022; and (ii) employee-related restructuring charges associated with actions completed in the three months ended December 31, 2022 and three months ended March 31, 2023 as part of the Company’s ongoing program to align general and administrative costs with business objectives, and further streamline the Company’s operations.

The Company recorded total inventory write-downs and associated restructuring charges of $81,802 in the year ended March 31, 2023, related primarily to: (i) the aforementioned strategic changes to our business that were initiated in the three months ended March 31, 2023, including the closure of our production facility at 1 Hershey Drive in Smiths Falls, Ontario; and (ii) the strategic changes to our business initiated in fiscal 2022, including the shift to a contract manufacturing model for certain product formats and the closure of certain of our production facilities.

As a result of these actions, the Company recognized aggregate pre-tax charges of $538,655 in the year ended March 31, 2023, and reduced headcount by approximately 800 full-time positions.

Other impairments

The other impairment charges described below related to goodwill and intangible assets are in addition to the restructuring and impairment costs described above and which are associated with the Company’s restructuring actions.

Goodwill

In the year ended March 31, 2023, the Company recognized goodwill impairment charges totaling $1,727,679 as follows: (i) $1,725,368 was recorded in the three months ended June 30, 2022 in relation to the Company’s cannabis operations reporting unit in the Canada cannabis segment; and (ii) $2,311 was recorded in the three months ended September 30, 2022 in relation to the Company’s This Works reporting unit. Refer to Note 16 for further details.

Intangible assets

In the year ended March 31, 2023, the Company recognized asset impairment losses totaling $14,614 in connection with certain acquired brand intangible assets, primarily within our Canada cannabis segment.

A summary of the pre-tax charges totaling $2,280,948 recognized in connection with the Company’s restructuring actions and other impairments is as follows:

	Year ended March 31, 2023
	Restructuring and other charges	Other impairments	Total
Costs recorded in cost of goods sold:
Inventory write-downs and other charges	$81,802	$-	$81,802

Costs recorded in operating expenses:
Impairment of property, plant and equipment	376,176	-	376,176
Impairment of intangible assets	27,399	14,614	42,013
Impairment of goodwill	-	1,727,679	1,727,679
Contractual and other settlement obligations	18,427	-	18,427
Employee-related and other restructuring costs	34,851	-	34,851
Asset impairment and restructuring costs	456,853	1,742,293	2,199,146

Total restructuring, asset impairments and related costs	$538,655	$1,742,293	$2,280,948

Year Ended March 31, 2022

Restructuring and other charges

In the year ended March 31, 2022, the Company recorded charges associated with operational changes resulting from its continuing strategic review of its business. The Company recorded charges in the three months ended June 30, 2021 related to a strategic review of the business conducted as a result of acquisitions completed in that period (see Note 29(c)), which resulted in the closure of the Company’s Niagara-on-the-Lake, Ontario and Langley, British Columbia facilities. In the three months ended March 31, 2022, the Company recorded further charges related to further restructuring actions aligned to its strategic review of the business, which included: (i) reducing cultivation costs in the Canadian adult-use cannabis business through cultivation-related efficiencies and facility improvements; (ii) implementing a flexible manufacturing platform, including contract manufacturing for certain product formats; (iii) right-sizing indirect costs and generating efficiencies across the Company’s supply chain and procurement; (iv) aligning general and administrative costs with short-term business expectations; and (v) further streamlining the organization to drive process-related efficiencies.

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

As a result of these actions, the Company recognized aggregate pre-tax charges of $429,725 in the year ended March 31, 2022, and reduced headcount by approximately 250 full-time positions.

Other impairments

Goodwill

The Company performed its annual goodwill impairment test in the three months ended March 31, 2022, and recognized impairment losses totaling $40,748, of which $22,355 relates to the KeyLeaf reporting unit and $18,393 relates to the This Works reporting unit. Refer to Note 16 for further details.

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

A summary of the pre-tax charges totaling $496,538 recognized in connection with the Company’s restructuring actions and other impairments is as follows:

	Year ended March 31, 2022
	Restructuring and other charges	Other impairments	Total
Costs recorded in cost of goods sold:
Inventory write-downs and other charges	$123,669	$-	$123,669

Costs recorded in operating expenses:
Impairment and abandonment of property, plant and equipment	224,726	-	224,726
Impairment and abandonment of intangible assets	41,404	26,065	67,469
Impairment of goodwill	-	40,748	40,748
Contractual and other settlement obligations	6,610	-	6,610
Employee-related and other restructuring costs	29,701	-	29,701
Asset impairment and restructuring costs	302,441	66,813	369,254

Acceleration of share-based compensation expense related to acquisition milestones	3,615	-	3,615
Share-based compensation expense	3,615	-	3,615

Total restructuring, asset impairments and related costs	$429,725	$66,813	$496,538

8. CASH AND CASH EQUIVALENTS

The components of cash and cash equivalents are as follows:

	March 31,	March 31,
	2024	2023
Cash	$115,427	$453,146
Cash equivalents	54,873	214,547
	$170,300	$667,693

9. SHORT-TERM INVESTMENTS

The components of short-term investments are as follows:

	March 31,	March 31,
	2024	2023
Government securities	$-	$60,157
Term deposits	33,161	30,000
Commercial paper and other	-	15,369
	$33,161	$105,526

The amortized cost of short-term investments at March 31, 2024 is $33,161 (March 31, 2023 – $107,661).

10. AMOUNTS RECEIVABLE, NET

The components of amounts receivable, net are as follows:

	March 31,	March 31,
	2024	2023
Accounts receivable, net	$44,943	$41,292
Indirect taxes receivable	2,517	11,544
Interest receivable	876	3,966
Other receivables	3,511	11,657
	$51,847	$68,459

Included in the accounts receivable, net balance at March 31, 2024 is an allowance for credit losses of $9,903 (March 31, 2023 – $8,554).

11. INVENTORY

The components of inventory are as follows:

	March 31,	March 31,
	2024	2023
Raw materials, packaging supplies and consumables	$18,872	$18,927
Work in progress	31,367	34,104
Finished goods	27,053	30,199
	$77,292	$83,230

In the year ended March 31, 2024, the Company recorded write-downs related to inventory in cost of goods sold of $9,402 (year ended March 31, 2023 – $66,490).

12. PREPAID EXPENSES AND OTHER ASSETS

The components of prepaid expenses and other assets are as follows:

	March 31,	March 31,
	2024	2023
Prepaid expenses	$6,621	$11,963
Deposits	2,365	1,522
Prepaid inventory	757	690
Other assets	13,489	10,115
	$23,232	$24,290

13. OTHER FINANCIAL ASSETS

The following tables outline changes in other financial assets. Additional details on how the fair value of significant investments are calculated are included in Note 25.

					Foreign
		Balance at			currency		Balance at
		March 31,		Fair value	translation		March 31,
Entity	Instrument	2023	Additions	changes	adjustments	Other	2024
Acreage[1]	Fixed Shares option and Floating Shares agreement	$55,382	$-	$(45,408)	$26		$10,000
TerrAscend Exchangeable Shares	Exchangeable shares	93,000	-	26,936	64	-	120,000
TerrAscend - December 2022	Warrants	26,000		6,574	(74)	-	32,500
TerrAscend	Option	1,600	-	400	-	-	2,000
Wana	Option	239,078	-	(83,247)	(1,097)	(4,968)	149,766
Jetty	Options	75,014	-	(15,057)	(42)	-	59,915
Acreage Hempco[1]	Debenture	29,262	-	(15,775)	155	(1,862)	11,780
Acreage Debt Option Premium	Option	35,479	-	2,012	83	-	37,574
Acreage Tax Receivable Agreement	Other	3,109	-	(1,776)	(46)	-	1,287
Other - at fair value through net income (loss)	Various	1,870	2,156	535	2	(122)	4,441
Other - classified as held for investment	Loan receivable	8,498	-	-	-	(132)	8,366
		$568,292	$2,156	$(124,806)	$(929)	$(7,084)	$437,629

1Refer to Note 31 for information regarding the Acreage Arrangement and Acreage Hempco.

For information regarding the Reorganization, Reorganization Amendments and Additional Reorganization Amendments, see Note 5. Following the implementation of the Reorganization, Canopy USA, as of October 24, 2022, holds an ownership interest in certain U.S. cannabis investments previously held by the Company, including, among others, interests in the Floating Shares of Acreage, Wana, Jetty and TerrAscend.

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

1Refer to Note 31 for information regarding the Acreage Arrangement and Acreage Hempco.

TerrAscend Financial Instruments

TerrAscend Exchangeable Shares

TerrAscend is a publicly listed prominent North American cannabis operator with vertically integrated operations and a presence in Pennsylvania, New Jersey, Michigan and California, as well as licensed cultivation and processing operations in Maryland. The TerrAscend Exchangeable Shares are convertible into TerrAscend common shares following the exchange start date applicable to the holder of such TerrAscend Exchangeable Shares, at the option of the holder and subject to any restrictions or limitations, on a one for one basis. The TerrAscend Exchangeable Shares are not transferrable or monetizable until exchanged into TerrAscend common shares. In the interim, Canopy USA will not be entitled to voting rights, dividends or other rights upon dissolution of TerrAscend. As a result, neither Canopy USA nor the Company has significant influence over TerrAscend and accordingly, the Company accounts for the TerrAscend Exchangeable Shares as a financial asset at estimated fair value with any changes recorded in other income (expense), net. At March 31, 2024 the estimated fair value of the TerrAscend Exchangeable Shares, including the 24,601,467 TerrAscend Exchangeable Shares received as part of the TerrAscend Arrangement (as described below), was $120,000 (March 31, 2023 – $93,000).

TerrAscend Arrangement

On December 9, 2022, Canopy USA and certain limited partnerships that are controlled by Canopy USA entered into a debt settlement agreement (the “TerrAscend Settlement Agreement”) with TerrAscend, TerrAscend Canada Inc. ("TerrAscend Canada") and Arise Bioscience, Inc. ("Arise Bioscience") (together with TerrAscend and TerrAscend Canada, the “TerrAscend Entities”) whereby $125,467 in aggregate loans, including accrued interest thereon, payable by TerrAscend Canada and Arise Bioscience pursuant to: (i) the TerrAscend Canada October 2019 term loan; (ii) the TerrAscend Canada March 2020 term loan; and (iii) the Arise Bioscience term loan were extinguished and 22,474,130 TerrAscend Warrants, being all of the previously issued TerrAscend Warrants controlled by Canopy USA (the “Prior Warrants”) were cancelled in exchange for the issuance of: (i) 24,601,467 TerrAscend Exchangeable Shares at a notional price of $5.10 per TerrAscend Exchangeable Share; and (ii) 22,474,130 new TerrAscend Warrants (the “New Warrants” and, together with the TerrAscend Exchangeable Shares, the “New TerrAscend Securities”) with a weighted average exercise price of $6.07 per TerrAscend Common Share and expiring on December 31, 2032 (collectively, the “TerrAscend Arrangement”).

Following the issuance of the New TerrAscend Securities, Canopy USA beneficially owns: (i) 63,492,037 TerrAscend Exchangeable Shares; (ii) 22,474,130 New Warrants; and (iii) the TerrAscend Option. The TerrAscend Exchangeable Shares can be converted into TerrAscend Common Shares at Canopy USA’s option, subject to the terms of the A&R Protection Agreement.

On December 9, 2022, the estimated fair value of the financial instruments that were derecognized from these consolidated financial statements was $89,094, consisting of: (i) the aggregate term loans or debentures that were extinguished, including accrued interest, with an estimated fair value of $72,191; and (ii) the Prior Warrants that were cancelled, with an estimated fair value of $16,903. Changes in the estimated fair value of these financial instruments up to December 9, 2022 were recorded in other income (expense), net. On December 9, 2022, the estimated fair value of the financial instruments that were received from the TerrAscend Entities was $84,000, consisting of: (i) 24,601,467 TerrAscend Exchangeable Shares with an estimated fair value of $51,000; and (ii) the New Warrants, with an estimated fair value of $33,000. Changes in estimated fair value of these financial instruments from initial recognition are recorded in other income (expense), net. The loss of $5,094 resulting from the difference, on December 9, 2022, between the carrying amounts of the derecognized financial instruments and the fair value of the financial assets received, was also recorded in other income (expense), net.

See Note 25 for additional details on how the fair value of the aforementioned TerrAscend financial instruments are calculated on a recurring basis.

See Note 5 for information regarding the Reorganization, Reorganization Amendments and Additional Reorganization Amendments. Following the implementation of the Reorganization, as of October 24, 2022, Canopy USA holds certain U.S. cannabis investments previously held by the Company, including the aforementioned direct and indirect interests in the capital of TerrAscend.

Wana

On October 14, 2021, the Company, certain former subsidiaries of the Company (collectively, the “Wana Option Holder”) and Wana entered into definitive agreements (the “Wana Agreements”) providing the Wana Option Holder with the right, upon the occurrence or waiver (at the Wana Option Holder’s discretion) of changes in U.S. federal law to permit the general cultivation, distribution, and possession of marijuana, or to remove the regulation of such activities from the federal laws of the United States (the “Wana Triggering Event”), to acquire 100% of the outstanding membership interests of Wana. Wana manufactures and sells gummies in the state of Colorado and licenses its intellectual property to partners, who manufacture, distribute, and sell Wana-branded gummies across the United States and Canada.

The Wana Agreements are structured as three separate option agreements whereby the Wana Option Holder has a call option (the “Wana Call Option”) to acquire 100% of the membership interests in each Wana Entity. As consideration for entering into the Wana Agreements, the Company made an upfront cash payment (the “Wana Upfront Payment”) in the aggregate amount of $368,067

(US$297,500). Upon the Wana Option Holder’s exercise of its right to acquire Wana, the Wana Option Holder was initially required to make payments equal to 15% of the fair market value of Wana at the time the options are exercised (the “Call Option Payments”). As additional consideration for the right to acquire Wana, the Wana Option Holder is expected to make additional deferred payments (the “Wana Deferred Payments”) in respect of Wana as of the 2.5- and 5-year anniversary of the Wana Upfront Payment, initially computed based on a pre-determined contractual formula as follows:

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

Payment of the Wana Deferred Payments is not contingent upon the occurrence or waiver (at the Wana Option Holder’s discretion) of the Wana Triggering Event or the exercise of the Wana Call Option. At the Wana Option Holder’s option, the Call Option Payments and the Wana Deferred Payments may be satisfied in cash, common shares or a combination thereof at the Wana Option Holder’s sole discretion.

Upon initial recognition, the Company estimated the fair value of the Wana financial instrument to be $442,227, consisting of: (i) the Wana Upfront Payment as noted above; and (ii) the present value of the estimated Wana Deferred Payments, totaling $74,160 (see Note 19). The Wana financial instrument, in effect, represents the Wana Call Option to purchase 100% of Wana for a payment equal to 15% of Wana’s fair market value at the time the option is exercised.

At March 31, 2024, the estimated fair value of the Wana financial instrument was $149,766 (March 31, 2023 - $239,078), with the change from initial recognition recorded in other income (expense), net. See Note 25 for additional details on how the fair value of the Wana financial instrument is calculated on a recurring basis.

See Note 5 for information regarding the Reorganization. Following the implementation of the Reorganization, Canopy USA, as of October 24, 2022, holds certain U.S. cannabis investments previously held by the Company, including the Wana Call Option by virtue of its ownership interest in the Wana Option Holder, which is expected to enable Canopy USA, following, among other things, the Meeting, to consummate the acquisition of Wana. In connection with the Reorganization, among others, the Company, Canopy USA, Nancy Whiteman, the controlling shareholder of Wana entered into the Wana Amending Agreement pursuant to which, among other things, certain amendments were made to the future payments owed in connection with the exercise of the Wana Call Option, which included the Call Option Payment being reduced to US$3.00 in exchange for the issuance of Canopy USA Common Shares and Canopy Growth common shares.

Until such time as Canopy USA elects to exercise its right to acquire Wana pursuant to the Wana Call Option and the Company converts the Non-Voting Shares into Canopy USA Class B Shares, the Company will have no economic or voting interest in Wana, the Company will not directly or indirectly control Wana, and the Company and Wana will continue to operate independently of one another.

Jetty

On May 17, 2022, the Company, a former subsidiary of the Company (the “Jety Option Holder”) and Jetty entered into definitive agreements (the “Jetty Agreements”) providing the Jetty Option Holder with the right (the “Jetty Options”) to acquire up to 100% of the outstanding equity interests in Jetty (i) upon the occurrence of changes in U.S. federal law to permit the general cultivation, distribution, and possession of marijuana, or to remove the regulation of such activities from the federal laws of the United States; or (ii) an earlier date at the Jetty Option Holder's sole discretion (the “Jetty Triggering Event”).

The Jetty Agreements are structured as two separate option agreements whereby the Jetty Option Holder has the right to acquire up to 100% of the equity interests in Jetty. As consideration for entering into the Jetty Agreements, the Company (i) made an upfront cash payment in the amount of $29,226 (US$22,911), and (ii) issued 842,654 common shares with a fair value on closing of $59,123 (US$45,928), for total consideration of $88,349 (collectively, the “Jetty Upfront Payment”).

The first option agreement is exercisable in two tranches, with the first tranche providing the Jetty Option Holder with the option to acquire approximately 52.78% of Jetty’s equity interests, exercisable following the occurrence of the Jetty Triggering Event. The second tranche provides the Jetty Option Holder with the option to acquire approximately 25% of Jetty’s equity interests for their fair market value, subject to certain adjustments. Additionally, the Jetty Option Holder is expected to make deferred payments (the “Jetty Deferred Payments”) computed based on a pre-determined contractual formula. The second option agreement provides the Jetty Option Holder with the option to acquire approximately 22.22% of Jetty’s equity interests, exercisable following the occurrence of the Jetty Triggering Event.

Upon initial recognition, the Company estimated the fair value of the Jetty financial instrument to be $90,120, consisting of (i) the Jetty Upfront Payment as noted above; and (ii) the present value of the estimated Jetty Deferred Payments.

At March 31, 2024, the estimated fair value of the Jetty financial instruments was $59,915 (March 31, 2023 – $75,014), with the change in estimated fair value from initial recognition recorded in other income (expense), net. See Note 25 for additional details on how the fair value of the Jetty financial instruments is calculated on a recurring basis.

See Note 5 for information regarding the Reorganization. Following the implementation of the Reorganization, Canopy USA, as of October 24, 2022, holds certain U.S. cannabis investments previously held by the Company, including the Jetty Options by virtue of its ownership interest in the Jetty Option Holder, which is expected to enable Canopy USA, following, among other things, the Meeting, to consummate the acquisition of Jetty.

Until such time as Canopy USA elects to exercise its rights to acquire Jetty and the Company converts the Non-Voting Shares into Canopy USA Class B Shares, the Company will have no direct or indirect economic or voting interests in Jetty, the Company will not directly or indirectly control Jetty, and the Company and Jetty will continue to operate independently of one another.

Acreage-Related Agreements

Tax Receivable Agreement

On October 24, 2022, the Company and Canopy USA entered into the Amended TRA with, among others, certain Holders of HSCP, pursuant to the TRA and related tax receivable bonus plans with Acreage. Pursuant to the Amended TRA, the Company, on behalf of Canopy USA, agreed to issue common shares of the Company with a fair value of US$30,441 to certain Holders as consideration for the assignment of such Holder’s rights under the TRA to Canopy USA. As a result of the Amended TRA, Canopy USA is the sole member and beneficiary under the TRA.

In connection with the foregoing, the Company: (i) issued 564,893 common shares with a value of $20,630 (US$15,220) to certain Holders on November 4, 2022 as the first installment under the Amended TRA; and (iii) issued 710,208 common shares with a value of $20,572 (US$15,220) to certain Holders on March 17, 2023 as the second installment.

The aggregate amount paid by the Company in common shares in relation to the assignment of rights in favor of Canopy USA in accordance with the Amended TRA represents a financial instrument. The Company accounts for this instrument as a financial asset at estimated fair value, with any changes recorded in other income (expense), net. At March 31, 2024, the estimated fair value of the financial instrument associated with the Acreage TRA rights was $1,287 (March 31, 2023 – $3,109), with the change in estimated fair value from initial recognition recorded in other income (expense), net. See Note 25 for additional details on how the fair value of the Acreage TRA rights financial instrument is calculated on a recurring basis.

The Company, on behalf of Canopy USA, also agreed to issue common shares of the Company with a value of approximately US$19,559 to certain eligible participants pursuant to HSCP’s existing tax receivable bonus plans to be issued immediately prior to completion of the Floating Share Arrangement. No accounting recognition was given to this payment in the year ended March 31, 2024 as such payment is contingent upon the completion of the Floating Share Arrangement or, if the Floating Share Arrangement is not completed, upon the closing of the acquisition of the Fixed Shares under the Existing Acreage Arrangement Agreement.

Acreage Debt Option Premium

On November 15, 2022, the Acreage Debt Optionholder and the Lenders entered into the Acreage Debt Option Agreement, which superseded the letter agreement dated October 24, 2022 between the parties, pursuant to which the Acreage Debt Optionholder was granted the right to purchase the Acreage Debt from the Lenders in exchange for the Option Premium, which was deposited into an escrow account on November 17, 2022. The Acreage Debt Optionholder has the right to exercise the option at its discretion, and if the option is exercised, the Option Premium will be used to reduce the purchase price to be paid for the outstanding Acreage Debt. In the event that Acreage repays the Acreage Debt on or prior to maturity, the Option Premium will be returned to the Acreage Debt Optionholder. In the event that Acreage defaults on the Acreage Debt and the Acreage Debt Optionholder does not exercise its option to acquire the Acreage Debt, the Option Premium will be released to the Lenders.

The Option Premium represents a financial instrument. The Company accounts for this instrument as a financial asset at estimated fair value, with any changes recorded in other income (expense), net. At March 31, 2024, the estimated fair value of the financial instrument associated with the Option Premium was $37,574 (March 31, 2023 – $35,479), with the change in estimated fair value from initial recognition recorded in other income (expense), net. See Note 25 for additional details on how the fair value of the Option Premium financial instrument is calculated on a recurring basis.

The Lenders provided notice to the Company pursuant to the Acreage Debt Option Agreement of a default on the Acreage Debt. The Company is continuing to evaluate the notice and the applicable provisions of the Acreage Debt Option Agreement.

14. PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment are as follows:

	March 31,	March 31,
	2024	2023
Buildings and greenhouses	$305,606	$413,832
Production and warehouse equipment	62,026	76,760
Leasehold improvements	7,787	13,655
Office and lab equipment	11,041	13,636
Computer equipment	7,784	8,521
Land	5,323	16,781
Right-of-use-assets
Buildings and greenhouses	17,697	35,167
Assets in process	1,019	3,229
	418,283	581,581
Less: Accumulated depreciation	(98,180)	(110,310)
	$320,103	$471,271

Depreciation expense included in cost of goods sold for the year ended March 31, 2024 is $24,655 (year ended March 31, 2023 – $45,119; year ended March 31, 2022 – $50,200). Depreciation expense included in selling, general and administrative expenses for the year ended March 31, 2024 is $3,721 (year ended March 31, 2023 – $10,456; year ended March 31, 2022 – $25,936).

See Note 7 for information on the impairment and abandonment of property, plant and equipment, net that resulted in a gain of $40,578 that the Company recognized as part of its restructuring actions in the year ended March 31, 2024 (year ended March 31, 2023 – $376,176 loss; year ended March 31, 2022 – $224,726 loss).

15. INTANGIBLE ASSETS

The components of intangible assets are as follows:

	March 31, 2024		March 31, 2023
	Gross	Net	Gross	Net
	Carrying	Carrying	Carrying	Carrying
	Amount	Amount	Amount	Amount
Finite lived intangible assets
Intellectual property	$82,423	$38,571	$98,383	$56,333
Distribution channel	45,981	3,029	58,324	11,231
Operating licenses	24,400	15,964	24,400	19,012
Software and domain names	32,262	7,010	34,177	14,579
Brands	14,493	10,850	16,253	13,249
Amortizable intangibles in process	29	29	508	508
Total	$199,588	$75,453	$232,045	$114,912

Indefinite lived intangible assets
Acquired brands		$28,600		$45,838
Total intangible assets		$104,053		$160,750

Amortization expense included in cost of goods sold for the year ended March 31, 2024 is $55 (year ended March 31, 2023 – $60; year ended March 31, 2022 – $81). Amortization expense included in selling, general and administrative expenses for the year ended March 31, 2024 is $24,745 (year ended March 31, 2023 – $24,398; year ended March 31, 2022 – $34,724).

Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

2025	$20,882
2026	17,329
2027	14,149
2028	13,553
2029	8,670
Thereafter	870
Total	75,453

See Note 7 for information on: (i) the impairment and abandonment of intangible assets that resulted in charges in the amount of $nil that the Company recognized as part of its restructuring actions in the year ended March 31, 2024 (year ended March 31, 2023 -

$27,399; year ended March 31, 2022 – $41,404) and (ii) impairment charges of $17,266 in the year ended March 31, 2024 (year ended March 31, 2023 – $14,614; year ended March 31, 2022 – $26,065).

16. GOODWILL

The changes in the carrying amount of goodwill are as follows:

Balance, March 31, 2022	$1,809,102
Disposal of consolidated entities	(227)
Impairment losses	(1,727,679)
Foreign currency translation adjustments	4,367
Balance, March 31, 2023	$85,563
Impairment losses	(42,081)
Foreign currency translation adjustments	(243)
Balance, March 31, 2024	$43,239

Year ended March 31, 2024

As part of our annual impairment testing, we performed a quantitative goodwill impairment assessment for our remaining goodwill balance, which is assigned to the Company's Storz & Bickel reporting unit. From the analysis, an impairment of $42,081 to Storz & Bickel's goodwill was recognized as the estimated fair value of the Storz & Bickel reporting unit was less than its carrying value. The estimated fair value of the Storz & Bickel reporting unit was determined using the income valuation method, with the most significant assumptions used in applying this method being: (i) the discount rate; (ii) the expected long-term growth rate; (iii) revenue growth rate projections; and (iv) annual cash flow projections. Certain negative trends, including slower growth rates, resulted in updated long-term financial forecasts indicating lower forecasted revenue and cash flow generation for the Storz & Bickel reporting unit. This methodology is consistent with that used by us for our annual impairment test conducted at March 31, 2023. At March 31, 2024, the remaining carrying value of the Storz & Bickel goodwill is $43,239.

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

While the Company changed its reportable segments in the three months ended September 30, 2022 (see Note 35), there were no changes to the composition of the Company’s reporting units to which goodwill remained assigned at September 30, 2022. In the three months ended September 30, 2022, the Company determined there to be indicators of impairment for its This Works reporting unit, as slower growth rates resulted in updated long-term financial forecasts indicating lower forecasted revenue and cash flow generation. As a result, the Company performed a quantitative interim goodwill impairment test for its This Works reporting unit as of September 30, 2022 and concluded that the carrying value of the reporting unit was higher than its estimated fair value, as determined using the income valuation method. The Company recognized goodwill impairment losses totaling $2,311 in the three months ended September 30, 2022, representing the entirety of the goodwill assigned to its This Works reporting unit.

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

17. OTHER ACCRUED EXPENSES AND LIABILITIES

The components of other accrued expenses and liabilities are as follows:

	March 31,	March 31,
	2024	2023
Employee compensation	$21,468	$27,322
Taxes and government fees	10,519	5,734
Professional fees	5,849	5,967
Other	16,203	14,720
	$54,039	$53,743

18. DEBT

The components of debt are as follows:

		March 31,	March 31,
	Maturity Date	2024	2023
Unsecured senior notes at 4.25% interest with semi-annual interest payments	July 15, 2023
Principal amount		$-	$337,380
Accrued interest		-	3,148
Non-credit risk fair value adjustment		-	26,214
Credit risk fair value adjustment		-	(35,492)
		-	331,250
Credit facility	March 18, 2026
Principal amount		486,935	886,080
Accrued interest		831	2,848
Deferred financing costs		(17,948)	(48,870)
		469,818	840,058
Supreme convertible debentures	September 10, 2025	30,654	31,503
Accretion debentures	September 10, 2025	6,390	8,780
Equity-settled convertible debentures	February 28, 2028	-	93,228
Promissory note	December 31, 2024	89,224	-
Other revolving debt facility, loan, and financings		1,143	2,062
		597,229	1,306,881
Less: current portion		(103,935)	(556,890)
Long-term portion		$493,294	$749,991

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

On June 29, 2022 and June 30, 2022, the Company entered into privately negotiated exchange agreements (the “Exchange Agreements”) with a limited number of holders of the Canopy Notes including Greenstar (collectively, the “2022 Noteholders”). Pursuant to the Exchange Agreements, the Company agreed to acquire and cancel approximately $262,620 of aggregate principal amount of the Canopy Notes from the 2022 Noteholders (the “Exchange Transaction”) for an aggregate purchase price (excluding $5,383 paid to the 2022 Noteholders in cash for accrued and unpaid interest) of $259,994 (the “Purchase Price”), which was payable in the Company’s common shares.

On the initial closings, 3,566,242 common shares were to be issued to the 2022 Noteholders, other than Greenstar, based on a price equal to US$35.00 per common share, which was the closing price of the common shares on the Nasdaq Global Select Market on June 29, 2022. The Company satisfied the Purchase Price as follows:

•
On June 30, 2022, 1,406,935 common shares were issued to 2022 Noteholders, representing the Company’s acquisition and cancellation of an aggregate principal amount of Canopy Notes of $63,098, which were recorded at a fair value of $50,866.
•
In July 2022, 2,159,307 common shares were issued to 2022 Noteholders, representing an aggregate principal amount of Canopy Notes of $99,522, which were recorded at a fair value of $76,424 upon acquisition and cancellation.
•
On the final closing on July 18, 2022 (the “Final Closing”), 1,189,653 common shares were issued to 2022 Noteholders other than Greenstar, based on the volume-weighted average trading price of the common shares on the Nasdaq Global Select Market for the 10 consecutive trading days beginning on, and including, June 30, 2022, being US$26.2450 (the “Averaging Price”).
•
In addition, on the Final Closing on July 18, 2022, 2,924,546 common shares were issued to Greenstar based on a price per common share equal to the Averaging Price. Pursuant to the Exchange Transaction, the Company agreed to acquire and cancel $100,000 in aggregate principal amount, which was recorded at a fair value of $98,078 upon acquisition and cancellation. Prior to the completion of the Exchange Transaction, Greenstar held $200,000 in aggregate principal amount of the Canopy Notes.

In total, 6,273,506 common shares were issued in July 2022, representing the Company’s acquisition and cancellation of an aggregate principal amount of Canopy Notes of $199,522, and a total of 7,680,441 common shares were issued in June and July 2022, representing the Company’s acquisition and cancellation of an aggregate principal amount of Canopy Notes of $262,620.

In connection with the Exchange Transaction, in the three months ended June 30, 2022, the Company recognized a derivative liability of $26,594 in connection with the incremental common shares that were potentially issuable to the 2022 Noteholders, other than Greenstar, as at June 30, 2022 at the Averaging Price on the Final Closing. The derivative liability, and associated fair value changes in the year ended March 31, 2023, were recorded through other income (expense), net. The derivative liability with a fair value of $39,896 was derecognized upon Final Closing on July 18, 2022.

On April 13, 2023, the Company entered into an exchange agreement (the “April 2023 Exchange Agreement”) with Greenstar in order to acquire and cancel $100,000 aggregate principal amount of the Canopy Notes. Pursuant to the April 2023 Exchange Agreement, the Company agreed to acquire and cancel $100,000 aggregate principal amount of the Canopy Notes held by Greenstar in exchange for: (i) a cash payment to Greenstar in the amount of the unpaid and accrued interest owing under the Canopy Notes held by Greenstar; and (ii) a promissory note (the “CBI Note”) issuable to Greenstar in the aggregate amount of $100,000 payable on December 31, 2024, bearing interest at a rate of 4.25% per year, payable on maturity of the CBI Note. As a result, Greenstar no longer holds any Canopy Notes. At March 31, 2024, the estimated fair value of the CBI Note was $89,224, measured using a discounted cash flow model. See Note 25 for additional details on how the fair value of the CBI Note is calculated on a recurring basis. As described in Note 5, in connection with the Note Exchange, the CBI Note was cancelled.

In June 2023, the Company entered into privately negotiated exchange agreements (the "June 2023 Exchange Agreements") with certain holders of the Canopy Notes (the "Noteholders"), pursuant to which the Company acquired and cancelled an aggregate principal amount of Canopy Notes of $12,500 in exchange for cash, including accrued and unpaid interest owing under such Canopy Notes, and the issuance of an aggregate 2,434,274 Canopy Growth common shares.

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

During the year ended March 31, 2024, the Company acquired and cancelled the remaining aggregate principal amount of Canopy Notes (March 31, 2023 - acquired and cancelled $262,620 of aggregate principal amount), which resulted in a release of accumulated other comprehensive income into other income (expense), net of $2,373 (March 31, 2023 - $44,370). The related tax impact of $13,433 for the year ended March 31, 2024 ($14,862 - for the year ended March 31, 2023) associated with the aggregate principal amount acquired and cancelled was also released from accumulated other comprehensive income into deferred income tax expense. Refer to Note 23.

The overall change in fair value of the Canopy Notes during the years ended March 31, 2024 and March 31, 2023, was a decrease of $331,250 and a decrease of $232,708, respectively, which included contractual interest of $2,925 and $16,956, respectively, and principal redemption of $337,380 and $262,620, respectively. Upon redemption, the principal redeemed during the years ended March 31, 2024 and March 31, 2023 had a fair value of $334,005 and $225,369, respectively. Refer to Note 25 for additional details on how the fair value of the Canopy Notes is calculated.

Credit Facility

On March 18, 2021, the Company entered into a term loan credit agreement (the "Credit Agreement") providing for a five-year, first lien senior secured term loan facility in an aggregate principal amount of US$750,000 (the “Credit Facility”). The Company had the ability to obtain up to an additional US$500,000 of incremental senior secured debt pursuant to the Credit Agreement. As described in Note 5, in connection with the balance sheet actions completed as part of the creation of Canopy USA, the Company entered into agreements with certain of its lenders under the Credit Agreement to complete the Paydown, which resulted in the Company purchasing US$187,500 of principal amount outstanding thereunder at a discounted price of US$930 per US$1,000 or US$174,375 in the aggregate. The first payment, which was oversubscribed, in the amount of $117,528 (US$87,852) was made on November 10, 2022 to reduce the principal indebtedness by $126,324 (US$94,427). The second payment of $116,847 (US$87,213) was made on April 17, 2023 to reduce principal indebtedness under the Credit Agreement by $125,606 (US$93,750). Additionally, on October 24, 2022, the Company and certain of its lenders agreed to make certain amendments to the Credit Agreement which, among other things, resulted in: (i) a reduction to the minimum liquidity covenant to no less than US$100,000 following completion of the second principal repurchase on April 17, 2023; (ii) certain changes to the application of net proceeds from asset sales; (iii) the establishment of a new committed delayed draw term credit facility in an aggregate principal amount of US$100,000; and (iv) the elimination of the additional US$500,000 incremental term loan facility.

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

On February 21, 2024, the Company repurchased additional outstanding principal amounts under the Credit Facility (the "Fourth Quarter 2024 Paydown"). The Fourth Quarter 2024 Paydown resulted in an aggregate principal reduction of $31,078 (US$23,000) for a cash payment of $27,970 (US$20,700).

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

The Convertible Debentures were convertible into the Company’s common shares at the option of the Institutional Investor at any time or times prior to February 28, 2028, at a conversion price equal to 92.5% of the volume-weighted average price of the Company’s common shares during the three consecutive trading days ending on the business day immediately prior to the date of conversion. No cash payment or any other property of the Company was made by the Company to the Institutional Investor in connection with, or as a result of, the issuance, conversion or repayment of the Convertible Debentures.

For the years ended March 31, 2024 and March 31, 2023 US$72,800 and US$27,200, respectively, in aggregate principal amount of the Convertible Debentures were converted for 8,445,894 and 1,414,206, respectively, Canopy Growth common shares. As of March 31, 2024, all conversions pursuant to the Convertible Debentures were completed and the amount outstanding under the Convertible Debentures was $nil.

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

In addition, on September 9, 2020, Supreme Cannabis issued new senior unsecured non-convertible debentures (the “Accretion Debentures”). The principal amount began at $nil and accreted at a rate of 11.06% per annum based on the remaining principal amount of the Supreme Debentures of $36,500 to a maximum of $13,500, compounding on a semi-annual basis commencing on September 9, 2020, and ending on September 9, 2023. As of September 9, 2023, the principal amount of the Accretion Debentures was finalized as $10,434. The Accretion Debentures are payable in cash, but do not bear cash interest and are not convertible into the common shares of Supreme Cannabis (the “Supreme Shares”). The principal amount of the Accretion Debentures will amortize, or be paid, at 1.0% per month over the 24 months prior to maturity. During the year ended March 31, 2024 principal payments on Accretion Debentures totaled $3,500.

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

As described in Note 36, in connection with the Transaction, the May 2024 Investor (as defined below) delivered approximately $27.5 million aggregate principal amount of outstanding Supreme Debentures and Accretion Debentures and paid the Company approximately US$50 million in exchange for the Company issuing to the May 2024 Investor (i) the May 2024 Convertible Debenture (as defined below) and (ii) the 2024 Investor Warrants (as defined below).

Debt payments

As of March 31, 2024, the required principal repayments under long-term debt obligations, excluding equity-settled convertible debentures, for each of the five succeeding fiscal years and thereafter are as follows:

2025	$106,913
2026	515,043
2027	-
2028	-
2029	-
Thereafter	-
$621,956

19. OTHER LIABILITIES

The components of other liabilities are as follows:

	As at March 31, 2024			As at March 31, 2023
	Current	Long-term	Total	Current	Long-term	Total
Lease liabilities	$15,173	$55,597	$70,770	$28,421	$78,367	$106,788
Acquisition consideration and other investment related liabilities	12,809	10,558	23,367	25,945	30,323	56,268
Refund liability	4,169	-	4,169	6,434	-	6,434
Settlement liabilities and other	15,917	5,659	21,576	32,950	13,733	46,683
	$48,068	$71,814	$119,882	$93,750	$122,423	$216,173

The estimated deferred payments associated with the Wana financial instrument (the "Wana Deferred Payments") within acquisition consideration and other investment related liabilities at March 31, 2024 is $18,983 (March 31, 2023 - $26,370). See Note 25 for additional details on how the fair value of the Wana Deferred Payments is calculated on a recurring basis.

20. REDEEMABLE NONCONTROLLING INTEREST

The net change in the redeemable noncontrolling interests is as follows:

	Vert Mirabel	BioSteel	Total
As at March 31, 2021	11,500	$123,800	$135,300
Net loss attributable to redeemable noncontrolling interest	(3,165)	(16,152)	(19,317)
Adjustments to redemption amount	(7,335)	(71,039)	(78,374)
Redemption of redeemable noncontrolling interest	-	(5,109)	(5,109)
As at March 31, 2022	1,000	31,500	32,500
Net loss attributable to redeemable noncontrolling interest	(53)	(29,491)	(29,544)
Adjustments to redemption amount	53	9,667	9,720
Redemption of redeemable noncontrolling interest	(1,000)	(11,676)	(12,676)
As at March 31, 2023	-	-	-
Net loss attributable to redeemable noncontrolling interest	-	(18,526)	(18,526)
Adjustments to redemption amount	-	18,526	18,526
As at March 31, 2024	$-	$-	$-

In August 2023, the Company issued 1,520,605 common shares relating to its acquisition of the Vert Mirabel redeemable noncontrolling interest which had closed in March 2023.

21. SHARE CAPITAL

Authorized

An unlimited number of common shares.

(i) Equity financings

On September 18, 2023, the Company entered into subscription agreements (the "Subscription Agreements") with certain institutional investors (the "Investors"). Pursuant to the terms of the Subscription Agreements, the Company issued 2,292,947 units (after giving effect to the Share Consolidation) of the Company (the "Units") to the Investors at a price per Unit of US$10.90 (after giving effect to the Share Consolidation) for aggregate gross proceeds of $33,745 (US$25,000) (the "Unit Offering"). Each Unit is comprised of one Canopy Growth common share and one common share purchase warrant (a "Warrant"). Each Warrant entitles the holder to acquire one Canopy Growth common share at a price per share equal to US$13.50 (after giving effect to the Share Consolidation) for a period of five years from the date of issuance. The Unit Offering closed on September 19, 2023. The Investors also held an over-allotment option to acquire up to an additional 2,292,947 (after giving effect to the Share Consolidation) Units at a price per Unit of US$10.90 (after giving effect to the Share Consolidation) for aggregate gross proceeds of approximately US$25,000 at the discretion of the Investors at any time on or before November 2, 2023 (the "Over-Allotment Option"). The Over-Allotment Option was not exercised by the Investors and expired on November 2, 2023.

The gross proceeds from the Unit Offering were allocated to the Canopy Growth common shares, Warrants, and Over-Allotment Option based on their relative fair values. Unit quantities, price per Unit amounts and exercise price of the Warrants relating to the Subscription Agreements have been retrospectively adjusted to reflect the Share Consolidation, which became effective on December 15, 2023, see Note 2 for details.

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

The gross proceeds from the January 2024 Unit Offering were allocated to the Canopy Growth common shares and the January 2024 Warrants based on their relative fair values.

There were no equity financings during the years ended March 31, 2023 and March 31, 2022.

(ii) Other issuances of common shares

During the year ended March 31, 2024, the Company issued the following common shares, net of share issuance costs, as a result of business combinations, milestones being met, and other equity-settled transactions:

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

During the year ended March 31, 2023, the Company issued the following common shares, net of share issuance costs, as a result of business combinations, milestones being met, and other equity-settled transactions:

	Number of common shares[1]	Share capital	Share based reserve
Settlement of Convertible Debentures	1,414,206	$38,781	$-
HSCP Holders pursuant to Amended TRA	1,275,101	41,202	-
Jetty Agreements	842,654	59,013	-
Completion of acquisition milestones	22,242	1,379	(1,379)
Other issuances	29,985	1,621	(572)
Total	3,584,188	$141,996	$(1,951)

1 Prior year share amounts have been retrospectively adjusted to reflect the Share Consolidation, which became effective on December 15, 2023. See Note 2 for details.

For the year ended March 31, 2023, the Company also issued 869,213 common shares with a value of $26,506 relating to its redemption of the redeemable noncontrolling interest in BioSteel. The redemption increases the Company’s interest in BioSteel from 78.6% to 90.4%.

During the year ended March 31, 2022, the Company issued the following common shares, net of share issuance costs, as a result of business combinations, milestones being met, and other equity-settled transactions:

	Number of common shares[1]	Share capital	Share based reserve
Acquisition of Supreme Cannabis	901,340	$260,668	$-
Completion of acquisition milestones	129,529	29,276	(29,721)
Other issuances	49,274	8,201	(736)
Total	1,080,143	$298,145	$(30,457)

1 Prior year share amounts have been retrospectively adjusted to reflect the Share Consolidation, which became effective on December 15, 2023. See Note 2 for details.

(iii) Warrants

	Number of whole warrants[2]	Average exercise price	Warrant value
Balance outstanding at March 31, 2021[1]	12,707,314	$583.30	$2,568,438
Exercise of warrants	126,574	256.10	13,350
Expiry of warrants	(14,583)	326.10	-
Balance outstanding at March 31, 2022[1]	12,819,305	$580.40	$2,581,788
Expiry of warrants	-	-	-
Balance outstanding at March 31, 2023[1]	12,819,305	$580.40	$2,581,788
Issuance of warrants from private placement	10,451,457	9.11	28,731
Expiry of warrants	(12,819,305)	580.39	-
Balance outstanding at March 31, 2024	10,451,457	$9.12	$2,610,519

1 This balance excludes the Tranche C Warrants, which represent a derivative liability and have nominal value, see Note 31.

2 Prior period and prior year warrant amounts have been retrospectively adjusted to reflect the Share Consolidation, which became effective on December 15, 2023. See Note 2 for details.

22. SHARE-BASED COMPENSATION

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

The maximum number of common shares reserved for Awards is 9,111,550 at March 31, 2024 (March 31, 2023 – 5,173,056). As of March 31, 2024, the only Awards issued have been Options, RSUs and performance share units ("PSUs") under the Previous Equity Incentive Plan, and Options and RSUs under the Omnibus Equity Incentive Plan.

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

Under the Company’s Employee Share Purchase Plan (the “Purchase Plan”) the aggregate number of common shares that may be issued is 60,000, and the maximum number of common shares which may be issued in any one fiscal year shall not exceed 30,000. As of March 31, 2024, the Company has issued a total of 59,993 common shares under the Purchase Plan (March 31, 2023 – 53,567) with 6,426 being issued in the current fiscal year (March 31, 2023 – 29,985). The Purchase Plan concluded in August 2023 as all of the common shares available have been purchased and the Company does not currently intend to reinstate the Purchase Plan at this time.

The following is a summary of the changes in the Company’s Omnibus Equity Incentive Plan and Previous Equity Incentive Plan employee options during the years ended March 31, 2022, 2023 and 2024:

	Options issued[1]	Weighted average exercise price[1]
Balance outstanding at March 31, 2021	1,770,431	$367.90
Options granted	253,729	174.00
Replacement options issued as a result of the acquisition of Supreme Cannabis	14,016	805.30
Options exercised	(44,568)	122.70
Options forfeited	(315,312)	420.30
Balance outstanding at March 31, 2022	1,678,296	$338.90
Options granted	465,880	49.30
Options exercised	(7,959)	35.30
Options forfeited	(761,128)	288.00
Balance outstanding at March 31, 2023	1,375,089	$271.20
Options granted	2,438,257	6.22
Options exercised	(1,143)	0.60
Options forfeited	(928,281)	214.17
Balance outstanding at March 31, 2024	2,883,922	$70.01

1 Prior period options and exercise price amounts have been retrospectively adjusted to reflect the Share Consolidation, which became effective on December 15, 2023. See Note 2 for details.

The following is a summary of the Options outstanding as at March 31, 2024:

	Options Outstanding		Options Exercisable
		Weighted Average		Weighted Average
		Remaining		Remaining
	Outstanding at	Contractual Life	Exercisable at	Contractual Life
Range of Exercise Prices[1]	March 31, 2024[1]	(years)	March 31, 2024[1]	(years)
$0.60 - $7.50	2,098,108	5.24	2,471	0.38
$7.51 - $56.10	278,998	4.39	93,008	4.39
$56.11 - $676.40	506,816	1.41	384,845	1.26
	2,883,922	4.49	480,324	1.86

1 Prior period options and exercise price amounts have been retrospectively adjusted to reflect the Share Consolidation, which became effective on December 15, 2023. See Note 2 for details.

At March 31, 2024, the weighted average exercise price of Options outstanding and options exercisable was $70.01 and $312.68, respectively (March 31, 2023 – $271.20 and $372.80, respectively).

The Company recorded $10,403 in share-based compensation expense related to Options and Purchase Plan shares issued to employees and contractors for the year ended March 31, 2024 (for the year ended March 31, 2023 – $6,878; for the year ended March 31, 2022 – $27,163). The share-based compensation expense for the year ended March 31, 2024 includes an amount related to 107,874 Options being provided in exchange for services which are subject to performance conditions (for the year ended March 31, 2023 – 107,874; for the year ended March 31, 2022 – 133,625).

The Company issued replacement Options to employees in relation to the acquisition of Supreme Cannabis (Note 29(c)) and during the year ended March 31, 2022, recorded share-based compensation expense $823.

The Company uses the Black-Scholes option pricing model to establish the fair value of Options granted during the years ended March 31, 2024, 2023 and 2022 on their measurement date by applying the following assumptions:

	March 31,	March 31,	March 31,
	2024	2023	2022
Risk-free interest rate	3.83%	3.45%	1.09%
Expected life of options (years)	3 - 5	3 - 5	3 - 5
Expected volatility	82.85%	77%	75%
Expected forfeiture rate	20.59%	19%	18%
Expected dividend yield	nil	nil	nil
Black-Scholes value of each Option[1]	$3.87	$29.20	$96.90

1 Prior year Option values have been retrospectively adjusted to reflect the Share Consolidation, which became effective on December 15, 2023. See Note 2 for details.

Volatility was estimated by using the historical volatility of the Company. The expected life in years represents the period of time that Options granted are expected to be outstanding. The risk-free rate was based on zero coupon Canada government bonds with a remaining term equal to the expected life of the Options.

For the year ended March 31, 2024, the Company recorded $3,777 in share-based compensation expense related to RSUs and PSUs (for the year ended March 31, 2023 – $18,444, for the year ended March 31, 2022 – $10,709).

The following is a summary of changes in the Company’s RSUs and PSUs during the years ended March 31, 2022, 2023 and 2024:

Number of RSUs and PSUs[1]
Balance outstanding at March 31, 2021	75,331
RSUs and PSUs granted	325,367
RSUs and PSUs released	(30,032)
RSUs and PSUs cancelled and forfeited	(22,937)
Balance outstanding at March 31, 2022	347,729
RSUs and PSUs granted	314,310
RSUs and PSUs released	(146,494)
RSUs and PSUs cancelled and forfeited	(257,223)
Balance outstanding at March 31, 2023	258,322
RSUs and PSUs granted	1,556,983
RSUs and PSUs released	(140,496)
RSUs and PSUs cancelled and forfeited	(402,510)
Balance outstanding at March 31, 2024	1,272,299

1 Prior period amounts for RSUs and PSUs (granted pursuant to the Previous Equity Incentive Plan) have been retrospectively adjusted to reflect the Share Consolidation, which became effective on December 15, 2023. See Note 2 for details.

During the year ended March 31, 2024, the Company recorded $nil in share-based compensation expense related to acquisition milestones (for the year ended March 31, 2023 - $nil; for the year ended March 31, 2022 - $7,991).

23. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income includes the following components:

	Foreign currency translation adjustments	Changes of own credit risk of financial liabilities	Accumulated other comprehensive income (loss)
As at March 31, 2021	$(28,246)	$(5,994)	$(34,240)
Disposal of consolidated entities	16,130	-	16,130
Other comprehensive (loss) income	(45,352)	21,180	(24,172)
As at March 31, 2022	(57,468)	15,186	(42,282)
Settlement of unsecured senior notes, net of deferred income tax	-	(29,507)	(29,507)
Other comprehensive income	27,207	30,722	57,929
As at March 31, 2023	(30,261)	16,401	(13,860)
Settlement of unsecured senior notes, net of deferred income tax	-	11,060	11,060
Other comprehensive loss	(917)	(12,334)	(13,251)
As at March 31, 2024	$(31,178)	$15,127	$(16,051)

24. NONCONTROLLING INTERESTS

The net change in the noncontrolling interests is as follows:

	Vert Mirabel	BioSteel	Other	Total
As at March 31, 2021	$-	$1,658	$3,051	$4,709
Comprehensive loss	(3,165)	(16,152)	(1,207)	(20,524)
Net loss attributable to redeemable noncontrolling interest	3,165	16,152	-	19,317
Share-based compensation	-	839	-	839
As at March 31, 2022	-	2,497	1,844	4,341
Comprehensive loss	(53)	(29,491)	(1,844)	(31,388)
Net loss attributable to redeemable noncontrolling interest	53	29,491	-	29,544
Share-based compensation	-	570	-	570
Ownership changes	-	-	140	140
Redemption of redeemable noncontrolling interests, net	-	(1,620)	-	(1,620)
As at March 31, 2023	-	1,447	140	1,587
Comprehensive loss	-	(18,526)	-	(18,526)
Net loss attributable to redeemable noncontrolling interest	-	18,526	-	18,526
Share-based compensation	-	148	-	148
Ownership changes	-	(1,595)	(1)	(1,596)
As at March 31, 2024	$-	$-	$139	$139

25. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table represents the Company's financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair value measurement using
	Quoted	Significant
	prices in	other	Significant
	active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2024
Assets:
Short-term investments	$33,161	$-	$-	$33,161
Restricted short-term investments	7,310	-	-	7,310
Other financial assets	2,957	-	426,306	429,263
Liabilities:
Long-term debt	-	-	89,224	89,224
Other liabilities	-	-	18,983	18,983

March 31, 2023
Assets:
Short-term investments	$105,526	$-	$-	$105,526
Restricted short-term investments	11,765	-	-	11,765
Other financial assets	269	-	559,525	559,794
Liabilities:
Unsecured senior notes	-	331,250	-	331,250
Other liabilities	-	-	29,952	29,952

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

The following table summarizes the valuation techniques and significant unobservable inputs in the fair value measurement of significant level 3 financial instruments:

Financial asset / financial liability	Valuation techniques	Significant unobservable inputs	Relationship of unobservable inputs to fair value
Acreage financial instrument	Probability weighted expected return	Probability of each scenario	Change in probability of occurrence in each scenario will result in a change in fair value
	model	Number of common shares to be issued	Increase or decrease in value and number of common shares will result in a decrease or increase in fair value
		Intrinsic value of Acreage	Increase or decrease in intrinsic value will result in an increase or decrease in fair value
		Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
		Estimated premium on US legalization	Increase or decrease in estimated premium on US legalization will result in an increase or decrease in fair value
		Control premium	Increase or decrease in estimated control premium will result in an increase or decrease in fair value
		Market access premium	Increase or decrease in estimated market access premium will result in an increase or decrease in fair value

TerrAscend Exchangeable Shares, TerrAscend Option	Put option pricing model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
Hempco Debenture	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
TerrAscend warrants - December 2022	Black-Sholes option pricing model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
Wana financial instrument - Call	Discounted cash flow	Expected future Wana cash flows	Increase or decrease in expected future Wana cash flows will result in an increase or decrease in fair value
Options		Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
Wana financial instrument - Deferred Payments	Monte Carlo simulation model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
		Volatility of Wana equity	Increase or decrease in volatility will result in an increase or decrease in fair value
Jetty financial instrument -	Discounted cash flow	Expected future Jetty cash flows	Increase or decrease in expected future Jetty cash flows will result in an increase or decrease in fair value
Call Options		Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
Jetty financial instrument - Deferred Payments	Monte Carlo simulation model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
		Volatility of Jetty equity and revenue	Increase or decrease in volatility will result in an increase or decrease in fair value
CBI promissory note	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
BioSteel redeemable noncontrolling	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
interest		Expected future BioSteel cash flows	Increase or decrease in expected future BioSteel cash flows will result in an increase or decrease in fair value
Acreage Debt Option Premium	Monte Carlo simulation model	Volatility of Acreage share price	Increase or decrease in volatility will result in a decrease or increase in fair value
Acreage Tax Receivable	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
Agreement	Probability-weighted expected return	Probability of each scenario	Change in probability of occurrence in each scenario will result in a change in fair value
	model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value

26. REVENUE

Revenue is disaggregated as follows:

	Years ended
	March 31,	March 31,	March 31,
	2024	2023	2022
Canada cannabis
Canadian adult-use cannabis
Business-to-business[1]	$92,370	$95,026	$143,732
Business-to-consumer	-	36,243	61,570
	92,370	131,269	205,302
Canadian medical cannabis[2]	61,346	55,798	52,608
	$153,716	$187,067	$257,910

International markets cannabis	$41,312	$38,949	$79,306
Storz & Bickel	$70,670	$64,845	$85,410
This Works	$21,256	$26,029	$32,296
Other	10,192	16,363	20,777

Net revenue	$297,146	$333,253	$475,699

1Canadian adult-use business-to-business net revenue during the year ended March 31, 2024 reflects excise taxes of $40,115 (year ended March 31, 2023 - $43,071; and year ended March 31, 2022 - $56,666).

2Canadian medical cannabis net revenue during the year ended March 31, 2024 reflects excise taxes of $6,673 (year ended March 31, 2023 - $4,926; and year ended March 31, 2022 - $5,227).

The Company recognizes variable consideration related to estimated future product returns and price adjustments as a reduction of the transaction price at the time revenue for the corresponding product sale is recognized. Net revenue reflects actual returns and variable consideration related to estimated returns and price adjustments in the amount of $4,159 for the year ended March 31, 2024 (year ended March 31, 2023 – $12,072; and year ended March 31, 2022 – $11,588). As of March 31, 2024, the liability for estimated returns and price adjustments was $4,169 (March 31, 2023 – $6,434).

27. OTHER INCOME (EXPENSE), NET

Other income (expense), net is disaggregated as follows:

	Years ended
	March 31,	March 31,	March 31,
	2024	2023	2022
Fair value changes on other financial assets	$(124,806)	$(424,115)	$(356,109)
Fair value changes on liability arising from Acreage Arrangement	-	47,000	553,000
Fair value changes on debt	(35,843)	(43,104)	76,776
Fair value changes on warrant derivative liability	-	26,920	588,655
Fair value changes on acquisition related contingent consideration and other	12,315	38,890	4,417
(Charges) gain related to settlement of debt	(12,134)	582	-
Interest income	16,235	24,282	6,601
Interest expense	(105,352)	(126,157)	(103,942)
Foreign currency gain	704	1,816	3,113
Other income (expense), net	6,240	(1,758)	(21,470)
	$(242,641)	$(455,644)	$751,041

28. INCOME TAXES

Net loss before income taxes was generated as follows:

	Years ended
	March 31,	March 31,	March 31,
	2024	2023	2022
Domestic - Canada	$(280,786)	$(2,284,864)	$(102,313)
Foreign - outside of Canada	(190,569)	(801,294)	(165,545)
	$(471,355)	$(3,086,158)	$(267,858)

The income tax (expense) recovery consists of the following:

	Years ended
	March 31,	March 31,	March 31,
	2024	2023	2022
Current
Domestic - Canada	$(462)	$4,783	$895
Foreign - outside of Canada	194	(676)	1,476
	$(268)	$4,107	$2,371
Deferred
Domestic - Canada	$(12,596)	$(2,649)	$6,353
Foreign - outside of Canada	537	4,270	224
	(12,059)	1,621	6,577
Income tax (expense) recovery	$(12,327)	$5,728	$8,948

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

A reconciliation of the amount of income taxes reflected above compared to the expected income taxes calculated at the combined Canadian federal and provincial enacted statutory tax rate of 26.5% for each of the three years ended March 31, 2024, 2023 and 2022 is as follows:

	Years ended
	March 31,	March 31,	March 31,
	2024	2023	2022
Net loss before income taxes	$(471,355)	$(3,086,158)	$(267,858)
Expected tax rate	26.5%	26.5%	26.5%
Expected income tax recovery	124,909	817,832	70,982
Non-deductible and non-taxable items	5,072	(29,292)	17,557
Fair value changes on Acreage Arrangement	(1,191)	12,386	146,545
Fair value changes on warrant derivative liability	-	6,294	155,964
Settlement of unsecured senior notes	(11,360)	(14,862)	-
Share-based compensation	(2,796)	(2,126)	(9,908)
Goodwill impairment	-	(473,702)	-
Change in valuation allowance	(137,213)	(252,260)	(344,965)
Effect of tax rates outside of Canada	3,072	(4,596)	8,459
Non-taxable portion of capital gains and losses	(77,076)	(48,573)	(38,440)
Effect from divestiture of consolidated entities	84,842	-	-
Other	(586)	(5,373)	2,754
Income tax (expense) recovery	$(12,327)	$5,728	$8,948

Current income taxes payable in the amount of $512 (March 31, 2023 – $1,592) is included in accounts payable and current income taxes receivable in the amount of $485 (March 31, 2023 – $5,446) is included in other accounts receivable.

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

Significant components of deferred income tax assets (liabilities) consist of the following:

	Years ended
	March 31,	March 31,
	2024	2023
Deferred income tax assets
Property, plant and equipment	$94,386	$104,015
Intangible assets	14,017	11,202
Inventory reserves and write-downs	6,448	18,749
Other reserves and accruals	4,590	5,988
Losses carried forward	1,115,772	1,063,994
Equity method investments and other financial assets	95,266	72,881
Deferred financing costs	15,013	4,596
Unrealized Losses	59,167	-
Other	13,145	10,361
Gross deferred income tax assets	1,417,804	1,291,786
Valuation allowances	(1,415,794)	(1,278,581)
Total deferred income tax assets, net	$2,010	$13,205

Deferred income tax liabilities
Property, plant and equipment	$-	$(3,475)
Intangible assets	(29)	(7,788)
Deferred financing costs	-	(1,345)
Total deferred income tax liabilities	(29)	(12,608)
Net deferred income tax assets	$1,981	$597

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

As at March 31, 2024, the Company had temporary differences associated with investments in foreign subsidiaries for which no deferred income tax liabilities have been recognized, as the Company is able to control the timing of the reversal of these temporary differences and material undistributed earnings are considered permanently invested. Determination of the amount of the unrecognized deferred income tax liability is not practicable due to the inherent complexity of the multi-jurisdictional operations of the Company.

As at March 31, 2024, the Company has the following losses carried forward available to reduce future years’ taxable income, which losses expire as follows:

Expiring within 5 years	$1,512
Expiring between 5 and 10 years	13,547
Expiring between 10 and 15 years	615,838
Expiring between 15 and 20 years	2,374,046
Indefinite	539,273
$3,544,216

Total in Canada	$3,003,430
Total in United States	490,039
Total in Europe	50,747
$3,544,216

Total operating losses	$3,544,216
Total capital losses (carried forward indefinitely)	1,372,414
$4,916,630

29. ACQUISITIONS

(a) Year ended March 31, 2024

There were no acquisitions during the year ended March 31, 2024

(b) Year ended March 31, 2023

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

Acquisition of Verona Facility

On November 8, 2022, the Company, through its affiliate BioSteel, completed the acquisition (the “Verona Acquisition”) of a manufacturing facility located in Verona, Virginia (the “Verona Facility”) from Flow Beverage Corp. (“Flow”), one of BioSteel’s contract manufacturers. Consideration was $26,398 (US$19,477), consisting of cash paid of $15,685 (US$11,573) and $8,538 (US$6,299) related to the repayment of debt and the retirement of certain lease obligations, and $2,175 (US$1,605) in remediation and indemnity holdbacks to be retained by the Company and paid within one year of the closing of the Verona Acquisition. BioSteel and Flow entered into a co-manufacturing agreement whereby, in addition to the production of BioSteel-branded sports hydration beverages, BioSteel will produce Flow’s portfolio of branded water at the Verona Facility. Such co-manufacturing agreement is no longer in effect.

Due to the timing of the Verona Acquisition, the purchase price allocation for the Verona Acquisition is provisional. The fair value assigned to the consideration paid and net assets acquired is based on management’s best estimate using the information currently available and may be revised by the Company as additional information is received.

(c) Acquisitions completed in the year ended March 31, 2022

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

On June 22, 2021, the Company and Supreme Cannabis completed an arrangement (the “Supreme Arrangement”) pursuant to which the Company acquired 100% of the issued and outstanding common shares of Supreme Cannabis (the “Supreme Shares”). Supreme Cannabis is a producer of adult-use, wholesale and medical cannabis products, with a diversified portfolio of distinct cannabis companies, products and brands. Pursuant to the Supreme Arrangement, the Company issued 901,340 common shares with a fair value on closing of $260,668 and made a cash payment of $84 to former Supreme Cannabis shareholders in consideration for their Supreme Shares.

The Company also assumed the obligation to issue 126,574 common shares upon the exercise of outstanding warrants of Supreme Cannabis and issued 14,016 replacement options. The fair value of the obligation upon the exercise of the outstanding warrants of Supreme Cannabis was estimated to be $13,350 using a Black-Scholes model. The replacement options’ fair value totaled

$1,452, calculated using a Black-Scholes model, of which $629 was included in consideration paid as it related to pre-combination services and the residual $823 fair value was recognized immediately in share-based compensation expense after the completion of the acquisition.

On June 22, 2021, Supreme Cannabis had convertible debentures outstanding with a principal amount of $27,045 which were convertible into 94,895,649 Supreme Shares. As a result of the acquisition the conversion feature was adjusted in accordance with an exchange ratio of 0.0011659. The fair value of these convertible debentures on June 22, 2021 was estimated to be $36,593, of which $4,937 was allocated to the conversion feature and $31,656 to the debt component. As described in Note 36, in connection with the Transaction, the May 2024 Investor delivered approximately $27.5 million aggregate principal amount of outstanding Supreme Debentures and Accretion Debentures and paid the Company approximately US$50 million in exchange for the Company issuing to the May 2024 Investor (i) the May 2024 Convertible Debenture and (ii) the 2024 Investor Warrants.

In the year ended March 31, 2023, the Company finalized the purchase price allocation to the individual assets acquired and liabilities assumed using the acquisition method.

30. DIVESTITURES

(a) This Works Divestiture

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

(b) Retail Divestiture

On September 27, 2022, the Company entered into the following two agreements to divest its retail business in Canada, which includes the retail stores operating under the Tweed and Tokyo Smoke banners:

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

(c) C3 Divestiture

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

31. ACREAGE ARRANGEMENT AND AMENDMENTS TO CBI INVESTOR RIGHTS AGREEMENT AND WARRANTS

Acreage Arrangement

On September 23, 2020, the Company and Acreage entered into a second amendment (the “Acreage Amending Agreement”) to the arrangement agreement (the “Original Acreage Arrangement Agreement”) and plan of arrangement (the “Original Acreage Arrangement”) between the Company and Acreage dated April 18, 2019, as amended on May 15, 2019. In connection with the Acreage Amending Agreement, the Company and Acreage implemented an amended and restated plan of arrangement (the “Acreage Amended Arrangement”) on September 23, 2020. Pursuant to the terms of the Original Acreage Arrangement, shareholders of Acreage and holders of certain securities convertible into the existing Acreage subordinated voting shares as of June 26, 2019, received an immediate aggregate total payment of US$300,000 ($395,190) in exchange for granting Canopy Growth both the right and the obligation to acquire all of the issued and outstanding shares of Acreage following the occurrence or waiver (at the Company's discretion) of changes in U.S. federal law to permit the general cultivation, distribution, and possession of marijuana or to remove the regulation of such activities from the federal laws of the United States (the "Triggering Event") and subject to the satisfaction or waiver of the conditions set out in the Original Acreage Arrangement Agreement.

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

See Note 5 for information regarding the Reorganization. In connection with the Reorganization and the Floating Share Arrangement Agreement, Canopy Growth irrevocably waived the Acreage Floating Option and subject to, among other things, the terms of the Floating Share Arrangement Agreement, Canopy USA will acquire all of the issued and outstanding Floating Shares. Following the implementation of the Reorganization, Canopy USA, as of October 24, 2022, holds certain U.S. cannabis investments previously held by the Company, which is expected to enable Canopy USA, following, among other things, the Meeting, to consummate the acquisitions of Wana, Jetty and Acreage (subsequent to the Acreage Option exercise).

At March 31, 2024, the right and the obligation to: (i) acquire the Fixed Shares pursuant to the Existing Acreage Arrangement Agreement; and (ii) acquire the Floating Shares pursuant to the Floating Share Arrangement Agreement (together, the “Acreage financial instrument”), represents a financial asset of $10,000 (March 31, 2023 – $55,382). At March 31, 2024, the estimated fair value of the Acreage business is more than the estimated fair value of the consideration to be provided upon the exercise of the Acreage financial instrument. Fair value changes on the Acreage financial instrument are recognized in other income (expense), net; see Note 27. The fair value determination includes a high degree of subjectivity and judgment, which results in significant estimation uncertainty. See Note 25 for additional details on how the fair value of the Acreage financial instrument is calculated on a recurring basis. From a measurement perspective, the Company has elected the fair value option under ASC 825 - Financial Instruments ("ASC 825").

In connection with the Acreage Amended Arrangement, on September 23, 2020, an affiliate of the Company advanced US$50,000 ($66,995) to Universal Hemp, LLC, a wholly owned subsidiary of Acreage (“Acreage Hempco”) pursuant to a secured debenture (“Hempco Debenture”). In accordance with the terms of the Hempco Debenture, the funds advanced to Acreage Hempco cannot be used, directly or indirectly, in connection with or for any cannabis or cannabis-related operations in the United States, unless and until such operations comply with all applicable laws of the United States. The Hempco Debenture bears interest at a rate of 6.1% per annum and matures on September 23, 2030, or such earlier date in accordance with the terms of the Hempco Debenture. All interest payments made pursuant to the Hempco Debenture are payable in cash by Acreage Hempco. The Hempco Debenture is not convertible and is not guaranteed by Acreage. In connection with the Reorganization, on October 24, 2022, the Company transferred the Hempco Debenture to Canopy USA.

The amount advanced on September 23, 2020 pursuant to the Hempco Debenture has been recorded in other financial assets (see Note 13), and the Company has elected the fair value option under ASC 825 (see Note 25). At March 31, 2024, the estimated fair value of the Hempco Debenture issued to an affiliate of the Company by Acreage Hempco was $11,780 (March 31, 2023 – $29,262), measured using a discounted cash flow model (see Note 25). Refer to Note 13 for details on fair value changes, foreign currency translation adjustment, and anticipated interest to be received. An additional US$50,000 may be advanced pursuant to the Hempco Debenture subject to the satisfaction of certain conditions by Acreage Hempco.

Amendment to the CBI Investor Rights Agreement and warrants

On April 18, 2019, certain wholly owned subsidiaries of CBI and Canopy Growth entered into the Second Amended and Restated Investor Rights Agreement (the "Amended Investor Rights Agreement") and a consent agreement (the “Prior Consent Agreement”). In connection with these agreements, on June 27, 2019, Canopy Growth: (i) extended the term of the first tranche of warrants, which would allow CBI to acquire 8.85 million additional shares of Canopy Growth for a fixed price of $504.00 per share (the “Tranche A Warrants”), to November 1, 2023; and (ii) replaced the second tranche of warrants with two new tranches of warrants (the “Tranche B Warrants” and the “Tranche C Warrants”) as follows:

•
the Tranche B Warrants were exercisable to acquire 3.85 million common shares at a price of $766.80 per common share; and
•
the Tranche C Warrants were exercisable to acquire 1.28 million common shares at a price equal to the 5-day volume-weighted average price of the common shares immediately prior to exercise.

In connection with the Tranche B Warrants and the Tranche C Warrants, Canopy Growth agreed to provide CBI with a share repurchase credit of up to $1.583 billion on the aggregate exercise price of the Tranche B Warrants and Tranche C Warrants in the event that Canopy Growth did not purchase for cancellation the lesser of: (i) 2,737,886 common shares; and (ii) common shares with a value of $1.583 billion, during the period commencing on April 18, 2019 and ending on the date that is 24 months after the date that CBI exercised all of the Tranche A Warrants.

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

As described in Note 5, in connection with the Reorganization, the Company entered into the Third Consent Agreement, pursuant to which, following the CBI Exchange, other than the Third Consent Agreement and the termination rights contained therein and the CBI Note (as defined below), all agreements between the Company and CBI were terminated, including the Amended Investor Rights Agreement and the Prior Consent Agreement and the CBI nominees that were sitting on the board of directors of the Company (the “Board”) immediately prior to the CBI Exchange resigned as directors of the Company. In addition, as described in Note 5, in connection with the Note Exchange, the CBI Note was cancelled.

32. LEASES

The Company primarily leases office and production facilities, warehouses, production equipment and vehicles. The Company assesses service arrangements to determine if an asset is explicitly or implicitly specified in the agreement and if we have the right to control the use of the identified asset.

The right-of-use asset is initially measured at cost, which is primarily comprised of the initial amount of the lease liability, plus initial direct costs and lease payments at or before the lease commencement date, less any lease incentives received, and is amortized on a straight-line basis over the remaining lease term. All right-of-use assets are reviewed periodically for impairment. The lease liability is initially measured at the present value of lease payments, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the incremental borrowing rate. We elected to recognize expenses for leases with a term of 12 months or less on a straight-line basis over the lease term and not to recognize these short-term leases on the balance sheet. Leases have varying terms and certain of our lease arrangements provide us with the option to extend or to terminate the lease early.

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

Balance sheet location

A summary of lease right-of-use assets and liabilities are as follows:

	March 31,	March 31,
	2024	2023
Property, plant and equipment
Operating lease	$7,154	$17,850
Finance lease	5,362	8,838
	$12,516	$26,688
Other current liabilities:
Operating lease	$11,733	$8,880
Finance lease	3,440	19,541
Other long-term liabilities:
Operating lease	23,084	38,719
Finance lease	32,513	39,648
	$70,770	$106,788

Lease expense

The components of total lease expense are as follows:

	Years ended
	March 31,	March 31,
	2024	2023
Operating lease expense	$8,528	$9,856
Finance lease expense:
Amortization of right-of-use assets	-	1,494
Interest on lease liabilities	1,840	2,018
	$10,368	$13,368

Lease maturities

As of March 31, 2024, the minimum payments due for lease liabilities for each of the five succeeding fiscal years and thereafter are as follows:

	Operating Leases	Finance Leases
2025	$13,222	$4,988
2026	9,468	32,695
2027	6,837	-
2028	5,519	-
2029	2,912	-
Thereafter	-	-
Total lease payments	$37,958	$37,683
Less: Interest	3,141	1,730
Total lease liabilities	$34,817	$35,953

Supplemental information

	Years ended
	March 31,	March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,362	$12,679
Operating cash flows from finance leases	1,840	2,018
Financing cash flows from finance leases	17,419	5,997

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$-	$756
Finance leases	-	2,714

	March 31,	March 31,
	2024	2023
Weighted-average remaining lease term:
Operating leases	4	5
Finance leases	1	3

Weighted-average discount rate
Operating leases	5.92%	5.24%
Finance leases	4.50%	4.50%

33. RELATED PARTY

Year ended March 31, 2024

There were no reportable related party transactions in the year ended March 31, 2024. Refer to Note 36 for the CBI's conversion of Common Shares into Exchangeable Shares.

Year ended March 31, 2023

Pursuant to the Reorganization, the Company entered into certain agreements with CBI, including the Third Consent Agreement. See “Relationship with CBI” in Note 5.

Year ended March 31, 2022

There were no reportable related party transactions in the year ended March 31, 2022.

34. COMMITMENTS AND CONTINGENCIES

The Company has entered into agreements in which it has committed to purchase a minimum amount of inventory, pay a minimum amount of royalty expenses, incur expenditures for property, plant and equipment and procure various other goods or services. The following summarizes the Company’s annual minimum commitments associated with its contractual agreements as of

March 31, 2024. This amount excludes the Company’s debt and lease related commitments which are disclosed elsewhere in Notes 18 and 32, respectively in these consolidated financial statements.

2025	$35,430
2026	3,614
2027	214
2028	-
2029	-
Thereafter	-
$39,258

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

35. SEGMENTED INFORMATION

Reportable segments

Prior to the three months ended September 30, 2022, the Company had the following two reportable segments: (i) global cannabis; and (ii) other consumer products. Following the completion of certain restructuring actions which were initiated in the three months ended March 31, 2022, and which were aligned with the Company’s strategic review of its business (see Note 7 for details), the Company has changed the structure of its internal management financial reporting. Accordingly, since the three months ended September 30, 2022, the Company began reporting its financial results for the following four reportable segments:

•
Canada cannabis - includes the production, distribution and sale of a diverse range of cannabis, hemp and cannabis-related products in Canada pursuant to the Cannabis Act;
•
International markets cannabis - includes the production, distribution and sale of a diverse range of cannabis and hemp products internationally pursuant to applicable international legislation, regulations and permits. Priority markets include medical cannabis in Australia and Europe where the Company offers branded high-quality flower, oil and extract products under our recognized Spectrum Therapeutics and Canopy Medical brands, as well as our Storz & Bickel line of medically approved vaporizers in Australia;
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

These segments reflect how the Company’s operations are managed, how the Company’s Chief Executive Officer, who is the Chief Operating Decision Maker (“CODM”), allocates resources and evaluates performance, and how the Company’s internal management financial reporting is structured. The Company’s CODM evaluates the performance of these segments, with a focus on (i) segment net revenue, and (ii) segment gross margin as the measure of segment profit or loss. Accordingly, information regarding segment net revenue and segment gross margin for the comparative periods has been restated to reflect the aforementioned change in reportable segments. The remainder of the Company’s operations include revenue derived from, and cost of sales associated with, the Company’s non-cannabis extraction activities and other ancillary activities; these are included within "other".

The accounting policies of each segment are the same as those disclosed in the summary of significant accounting policies in Note 3.

	Years ended
	March 31,	March 31,	March 31,
	2024	2023	2022
Segmented net revenue
Canada cannabis	$153,716	$187,067	$257,910
International markets cannabis	41,312	38,949	79,306
Storz & Bickel	70,670	64,845	85,410
This Works	21,256	26,029	32,296
Other	10,192	16,363	20,777
	$297,146	$333,253	$475,699
Segmented gross margin:
Canada cannabis	$24,896	$(95,291)	$(212,820)
International markets cannabis	16,682	(3,322)	(28,875)
Storz & Bickel	30,128	26,112	37,284
This Works	10,534	10,205	14,800
Other	(1,358)	(1,233)	2,197
	80,882	(63,529)	(187,414)
Selling, general and administrative expenses	229,429	342,517	415,445
Share-based compensation	14,180	25,322	46,686
Loss on asset impairment and restructuring	65,987	2,199,146	369,254
Operating loss	(228,714)	(2,630,514)	(1,018,799)
Loss from equity method investments	-	-	(100)
Other income (expense), net	(242,641)	(455,644)	751,041
Loss before incomes taxes	$(471,355)	$(3,086,158)	$(267,858)

Asset information by segment is not provided to, or reviewed by, the Company’s CODM as it is not used to make strategic decisions, allocate resources, or assess performance.

Entity-wide disclosures

Disaggregation of net revenue by geographic area:

	Years ended
	March 31,	March 31,	March 31,
	2024	2023	2022
Canada	$162,712	$201,417	$268,348
Germany	52,194	48,701	90,874
United States	40,988	36,431	65,475
Other	41,252	46,704	51,002
	$297,146	$333,253	$475,699

Disaggregation of long-lived tangible assets by geographic area:

	March 31,	March 31,
	2024	2023
Canada	$266,086	$361,129
United States	3,471	58,226
Germany	50,527	51,341
Other	19	575
	$320,103	$471,271

For the year ended March 31, 2024, one customer represented more than 10% of the Company’s net revenue (years ended March 31, 2023 and 2022, one and one, respectively).

36. SUBSEQUENT EVENTS

CBI Exchangeable Shares

On April 18, 2024, Greenstar and CBG exchanged all 17,149,925 common shares in the capital of the Company they collectively held for 17,149,925 Exchangeable Shares for no consideration (the “CBI Exchange”). As a result of the CBI Exchange, the CBI Group no longer holds any Canopy Growth common shares and certain other transactions between Canopy Growth and the CBI Group occurred pursuant to the Third Consent Agreement, including (i) the Amended Investor Rights Agreement, administrative services agreement, co-development agreement and, other than the Third Consent Agreement and the termination rights contained therein, and any and all other commercial arrangements between Canopy Growth and its affiliates, on the one hand, and the CBI Group and its affiliates, on the other hand, have been terminated; (ii) the CBI Group no longer has the right to nominate persons to the Board, no longer has any approval rights over transactions proposed to be undertaken by the Company, and the restrictive covenants previously agreed between the parties have been terminated; and (iii) all of the CBI Group’s nominees that were serving on the Board immediately prior to the CBI Exchange resigned. On April 18, 2024, Canopy Growth also entered into an exchange agreement (the “CBI Exchange Agreement”) with Greenstar, pursuant to which Greenstar converted approximately $81.2 million of the principal amount of the CBI Note into 9,111,549 Exchangeable Shares (the “Note Exchange), calculated based on a price per Exchangeable Share equal to $8.91. Pursuant to the terms of the CBI Exchange Agreement, all accrued but unpaid interest on the CBI Note together with the remaining principal amount of the CBI Note was cancelled and forgiven for no additional consideration by Greenstar. Following the closing of the Note Exchange, the CBI Note was cancelled. As a result of the CBI Exchange and Note Exchange, CBG and Greenstar now hold an aggregate of 26,261,474 Exchangeable Shares.

Supreme Debt Exchange

On May 2, 2024, the Company entered into an exchange and subscription agreement (the “Exchange and Subscription Agreement”) with a single institutional investor (the “May 2024 Investor”) pursuant to which, among other things, the May 2024 Investor delivered to the Company approximately $27.5 million aggregate principal amount of outstanding Supreme Debentures and Accretion Debentures held by the May 2024 Investor and paid the Company approximately US$50 million in exchange for the Company issuing to the May 2024 Investor (i) a new senior unsecured convertible debenture of the Company (the “May 2024 Convertible Debenture”) with an aggregate principal amount of $96,358 maturing five years from the closing date (the “Closing Date”) of the transaction (the “Transaction”) and (ii) 3,350,430 common share purchase warrants (the “May 2024 Investor Warrants”) of the Company. Each May 2024 Investor Warrant entitles the holder to acquire one Canopy Share at an exercise price equal to $16.18 per Canopy Share for a period of five years from the Closing Date. The May 2024 Convertible Debenture bears interest at a rate of 7.50% per annum, payable in semi-annual payments in cash or, at the option of the Company, in Canopy Shares for the first four semi-annual interest payments after the Closing Date, subject to satisfaction of certain conditions, including the prior approval of the TSX.

The Exchange and Subscription Agreement granted the May 2024 Investor, for a period of four months from the Closing Date (the “Agreement ROFR Term”), a right of first refusal to subscribe for, and to be issued, as the sole investor in any proposed non-brokered private placement that the Company wishes to complete during the ROFR Term (the “Proposed Private Placement”); provided, however, that the May 2024 Investor shall subscribe for 100% of the Proposed Private Placement on the same terms and conditions contemplated in the Proposed Private Placement.

The May 2024 Convertible Debenture is convertible into Canopy Shares at the option of the May 2024 Investor at a conversion price equal to $14.38 per share. The May 2024 Convertible Debenture is subject to a forced conversion feature upon notice from the Company in the event that the average closing trading price of the Canopy Shares on the TSX exceeds $21.57 for a period of 10 consecutive trading days. In addition, pursuant to the terms of the May 2024 Convertible Debenture, for so long as the principal amount under the May 2024 Convertible Debenture remains outstanding (the “Debenture ROFR Term”), the Company granted the May 2024 Investor a right of first refusal to subscribe for, and to be issued, as an investor in any debt or equity financing that the Company wishes to complete during the Debenture ROFR Term (the “Proposed Financing”); provided, however, that the May 2024 Investor shall subscribe for 25% of the Proposed Financing on the same terms and conditions contemplated in the Proposed Financing.

In connection with the Transaction, the Company entered into a registration rights agreement with the May 2024 Investor, pursuant to which the Company agreed to file a registration statement with the SEC to register for resale the Canopy Shares underlying the May 2024 Convertible Debenture and May 2024 Investor Warrants as soon as reasonably practicable following the filing by the Company of this Annual Report on Form 10-K, but in no event later than 45 days after the Closing Date.