Form 10-Q
period 2024-06-30
Canopy Growth Corp
filed 2024-08-09
CIK 1737927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 8, 2024, there were 84,856,023 common shares of the registrant outstanding and 26,261,474 non-voting and non-participating exchangeable shares of the registrant outstanding which are convertible at any time, at the option of the holder, into common shares of the registrant on a one for one basis.

Unless otherwise noted or the context indicates otherwise, references in this Quarterly Report on Form 10-Q (“Quarterly Report”) to the “Company,” “Canopy Growth,” “we,” “us” and “our” refer to Canopy Growth Corporation and its direct and indirect wholly-owned subsidiaries and investments accounted for by the equity method; the term “cannabis” means the plant of any species or subspecies of genus Cannabis and any part of that plant, including all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers; and the term “hemp” has the meaning given to such term in the U.S. Agricultural Improvement Act of 2018, including hemp-derived cannabidiol (“CBD”).

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

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(in thousands of Canadian dollars, except number of shares and per share data, unaudited)

	June 30, 2024	March 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$192,156	$170,300
Short-term investments	2,766	33,161
Restricted short-term investments	7,691	7,310
Amounts receivable, net	50,889	51,847
Inventory	84,518	77,292
Assets of discontinued operations	-	8,038
Prepaid expenses and other assets	19,773	23,232
Total current assets	357,793	371,180
Equity method investments	150,669	-
Other financial assets	297,865	437,629
Property, plant and equipment	315,022	320,103
Intangible assets	98,956	104,053
Goodwill	43,368	43,239
Other assets	22,555	24,126
Total assets	$1,286,228	$1,300,330

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,488	$28,673
Other accrued expenses and liabilities	51,293	54,039
Current portion of long-term debt	2,457	103,935
Other liabilities	87,361	48,068
Total current liabilities	166,599	234,715
Long-term debt	558,489	493,294
Other liabilities	28,217	71,814
Total liabilities	753,305	799,823
Commitments and contingencies
Canopy Growth Corporation shareholders' equity:
Share capital Common shares - $nil par value; Authorized - unlimited; Issued and outstanding - 80,999,437 shares and 91,115,501 shares, respectively. Exchangeable shares - $nil par value; Authorized - unlimited; Issued and outstanding - 26,261,474 shares and nil shares, respectively.	8,393,936	8,244,301
Additional paid-in capital	2,617,703	2,602,148
Accumulated other comprehensive loss	(21,548)	(16,051)
Deficit	(10,457,168)	(10,330,030)
Total Canopy Growth Corporation shareholders' equity	532,923	500,368
Noncontrolling interests	-	139
Total shareholders' equity	532,923	500,507
Total liabilities and shareholders' equity	$1,286,228	$1,300,330

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

(in thousands of Canadian dollars, except number of shares and per share data, unaudited)

	Three months ended June 30,
	2024	2023
Revenue	$75,783	$88,644
Excise taxes	9,571	12,386
Net revenue	66,212	76,258
Cost of goods sold	43,181	62,496
Gross margin	23,031	13,762
Operating expenses
Selling, general and administrative expenses	47,968	62,763
Share-based compensation	4,151	3,717
Loss on asset impairment and restructuring	20	1,934
Total operating expenses	52,139	68,414
Operating loss from continuing operations	(29,108)	(54,652)
Other income (expense), net	(93,889)	46,101
Loss from continuing operations before income taxes	(122,997)	(8,551)
Income tax expense	(6,194)	(2,018)
Net loss from continuing operations	(129,191)	(10,569)
Discontinued operations, net of income tax	2,053	(31,292)
Net loss	(127,138)	(41,861)
Discontinued operations attributable to noncontrolling interests and redeemable noncontrolling interest	-	(3,740)
Net loss attributable to Canopy Growth Corporation	$(127,138)	$(38,121)

Basic and diluted loss per share[1]
Continuing operations	$(1.63)	$(0.19)
Discontinued operations	0.03	(0.50)
Basic and diluted loss per share	$(1.60)	$(0.69)
Basic and diluted weighted average common shares outstanding[1]	79,243,020	55,045,936

Comprehensive income (loss):
Net loss from continuing operations	$(129,191)	$(10,569)
Other comprehensive income (loss), net of income tax
Fair value changes of own credit risk of financial liabilities	-	14,178
Foreign currency translation	(768)	(7,160)
Total other comprehensive income (loss), net of income tax	(768)	7,018
Comprehensive loss from continuing operations	(129,959)	(3,551)
Comprehensive income (loss) from discontinued operations	2,053	(31,292)
Comprehensive loss	(127,906)	(34,843)
Comprehensive loss from discontinued operations attributable to noncontrolling interests and redeemable noncontrolling interest	-	(3,740)
Comprehensive loss attributable to Canopy Growth Corporation	$(127,906)	$(31,103)

1 Prior year share and per share amounts have been retrospectively adjusted to reflect the Share Consolidation, which became effective on December 15, 2023. See Note 2 for details.

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of Canadian dollars, unaudited)

	Three months ended June 30, 2024
		Additional paid-in capital			Accumulated
	Share capital	Share-based reserve	Warrants	Ownership changes	other comprehensive income (loss)	Deficit	Noncontrolling interests	Total
Balance at March 31, 2024	$8,244,301	$514,578	$2,610,519	$(522,949)	$(16,051)	$(10,330,030)	$139	$500,507
Common shares issued from ATM Program	46,291	-	-	-	-	-	-	46,291
Other issuances of common shares and share issue costs	(3,189)	-	-	-	-	-	-	(3,189)
Exercise of warrants	10,265	-	(2,702)	-	-	-	-	7,563
Share-based compensation	-	4,151	-	-	-	-	-	4,151
Issuance and vesting of restricted share units and performance share units	2,596	(2,596)	-	-	-	-	-	-
Extinguishment of promissory note and issuance of exchangeable shares	81,220	8,005	-	-	(15,127)	-	-	74,098
Canopy USA Transaction	12,452	-	-	-	10,398	-	(139)	22,711
Supreme debt conversion	-	-	8,697	-	-	-	-	8,697
Comprehensive loss	-	-	-	-	(768)	(127,138)	-	(127,906)
Balance at June 30, 2024	$8,393,936	$524,138	$2,616,514	$(522,949)	$(21,548)	$(10,457,168)	$-	$532,923

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of Canadian dollars, unaudited)

	Three months ended June 30, 2023
		Additional paid-in capital				Accumulated
	Share capital	Share-based reserve	Warrants	Ownership changes	Redeemable noncontrolling interest	other comprehensive income (loss)	Deficit	Noncontrolling interests	Total
Balance at March 31, 2023	$7,938,571	$498,150	$2,581,788	$(521,961)	$(51,492)	$(13,860)	$(9,672,761)	$1,587	$760,022
Other issuances of common shares and warrants	120,470	-	-	-	-	(1,667)	-	-	118,803
Share-based compensation	-	3,716	-	-	-	-	-	-	3,716
Issuance and vesting of restricted share units and performance share units	6,240	(6,240)	-	-	-	-	-	-	-
Changes in redeemable noncontrolling interest	-	-	-	-	(3,740)	-	-	3,740	-
Redemption of redeemable noncontrolling interest	-	-	-	(181)	-	-	-	(12)	(193)
Comprehensive income (loss)	-	-	-	-	-	7,018	(38,121)	(3,740)	(34,843)
Balance at June 30, 2023	$8,065,281	$495,626	$2,581,788	$(522,142)	$(55,232)	$(8,509)	$(9,710,882)	$1,575	$847,505

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of Canadian dollars, unaudited)

	Three months ended June 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(127,138)	$(41,861)
Gain (loss) from discontinued operations, net of income tax	2,053	(31,292)
Net loss from continuing operations	(129,191)	(10,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	5,682	10,689
Amortization of intangible assets	5,348	6,422
Share-based compensation	4,151	3,717
Loss on asset impairment and restructuring	86	10,582
Income tax expense	6,194	2,018
Non-cash fair value adjustments and charges related to settlement of long-term debt	79,793	(68,455)
Change in operating assets and liabilities, net of effects from purchases of businesses:
Amounts receivable	668	(20,410)
Inventory	(7,008)	2,237
Prepaid expenses and other assets	(185)	404
Accounts payable and accrued liabilities	(5,911)	(18,015)
Other, including non-cash foreign currency	(11,407)	(24,839)
Net cash used in operating activities - continuing operations	(51,780)	(106,219)
Net cash used in operating activities - discontinued operations	-	(42,452)
Net cash used in operating activities	(51,780)	(148,671)
Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(3,920)	(1,946)
Purchases of intangible assets	(14)	(304)
Proceeds on sale of property, plant and equipment	4,926	83,143
Redemption of short-term investments	30,022	72,153
Net cash outflow on sale or deconsolidation of subsidiaries	(6,968)	-
Net cash inflow on loan receivable	28,103	367
Investment in other financial assets	(95,335)	(472)
Other investing activities	-	(10,556)
Net cash (used in) provided by investing activities - continuing operations	(43,186)	142,385
Net cash provided by investing activities - discontinued operations	10,157	189
Net cash (used in) provided by investing activities	(33,029)	142,574
Cash flows from financing activities:
Proceeds from issuance of common shares and warrants	53,854	-
Issuance of long-term debt and convertible debentures	68,255	-
Repayment of long-term debt	(11,836)	(118,277)
Other financing activities	(4,498)	(14,833)
Net cash provided by (used in) financing activities	105,775	(133,110)
Effect of exchange rate changes on cash and cash equivalents	890	(4,534)
Net increase (decrease) in cash and cash equivalents	21,856	(143,741)
Cash and cash equivalents, beginning of period[1]	170,300	677,007
Cash and cash equivalents, end of period[2]	$192,156	$533,266
[1] Includes cash of our discontinued operations of $nil and $9,314 for March 31, 2024 and 2023, respectively.
[2] Includes cash of our discontinued operations of $nil and $9,816 for June 30, 2024 and 2023, respectively.

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of Canadian dollars, unaudited)

	Three months ended June 30,
	2024	2023
Supplemental disclosure of cash flow information
Cash received during the period:
Income taxes	$-	$-
Interest	$2,091	$7,831
Cash paid during the period:
Income taxes	$-	$245
Interest	$18,199	$30,410
Noncash investing and financing activities
Additions to property, plant and equipment	$217	$635

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

The principal activities of the Company are the production, distribution and sale of a diverse range of cannabis and cannabinoid-based products for both adult-use and medical purposes under a portfolio of distinct brands in Canada pursuant to the Cannabis Act, SC 2018, c 16 (the "Cannabis Act"), which came into effect on October 17, 2018 and regulates both the medical and adult-use cannabis markets in Canada. The Company has also expanded to jurisdictions outside of Canada where cannabis and/or hemp is federally lawful, permissible and regulated, and the Company, through its subsidiaries, operates in Australia, Germany, and certain other global markets. Additionally, the Company produces, distributes and sells vaporizers and similar cannabis accessories in various global markets, including the United States.

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

Certain information and footnote disclosures normally included in the audited annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted or condensed. These condensed interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (the “Annual Report”) and have been prepared on a basis consistent with the accounting policies as described in the Annual Report.

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

Going Concern

These condensed interim consolidated financial statements have been prepared in accordance with U.S. GAAP on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

As of the filing of the Annual Report, the Company had been able to successfully mitigate the substantial doubt by completing several actions including: (i) the completion of a US$35 million private placement unit offering in January 2024; (ii) the receipt of $25 million of proceeds in March 2024 from the BioSteel Canada (as defined below) asset sale; (iii) the exchange of the $100 million promissory note held by a subsidiary of Constellation Brands, Inc. (“CBI”) into exchangeable shares of Canopy Growth (the “Exchangeable Shares”); (iv) the receipt of gross proceeds of approximately US$50 million and the exchange of approximately $27.5 million of existing debt maturing in September 2025 in exchange for a new senior unsecured convertible debenture of the Company, maturing May 2029, and the issuance of warrants of the Company. Following the completion of the above actions, the Company did not have any material debt obligation coming due until March 2026.

During the three months ended June 30, 2024, the Company completed additional actions and established the ATM Program (as defined below), received additional proceeds from the BioSteel Canada asset sale, and paid down certain debt balances. The Company continues to evaluate different strategies and may pursue additional actions that are expected to further increase its liquidity position, including, but not limited to, pursuing additional actions under its cost-savings plan and seeking additional financing from both the public and private markets through the issuance of equity and/or debt securities. As a result of management's plans above and the financial results of the Company at June 30, 2024, management concludes that the substantial doubt about the Company’s ability to continue as a going concern continues to be alleviated.

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

Fair value measurement of financial instruments - The use of various valuation approaches described in Note 23 may involve uncertainties and determinations based on the Company’s judgment and any value estimated from these techniques may not be realized or realizable.

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

All issued and outstanding common shares, per share amounts, and outstanding equity instruments and awards exercisable into common shares, as well as the exchange ratios for the Fixed Shares (as defined below) and the Floating Shares (as defined below) in connection with the Acreage Amended Arrangement (as defined below) and the Floating Share Arrangement (as defined below), respectively, contained in these condensed interim consolidated financial statements of the Company and notes thereto have been retroactively adjusted to reflect the Share Consolidation for all prior periods presented.

New accounting policies

Accounting Guidance Not Yet Adopted

Segment Reporting

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is evaluating the impact on the consolidated financial statements and expects to implement the provisions of ASU 2023-07 for its fiscal year ending March 31, 2025.

Income Taxes

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances income tax disclosures, primarily through changes to the rate reconciliation and disaggregation of income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact on the consolidated financial statements and expects to implement the provisions of ASU 2023-09 for its fiscal year ending March 31, 2026.

3. CANOPY USA

Canopy USA

On October 24, 2022, Canopy Growth completed a number of strategic transactions (the “Reorganization”) in connection with the creation of Canopy USA, LLC (“Canopy USA”), a U.S.-domiciled holding company wherein, as of October 24, 2022, Canopy USA, holds certain U.S. cannabis investments previously held by Canopy Growth.

Following the creation of Canopy USA, the Nasdaq Stock Market LLC (“Nasdaq”) communicated its position to the Company stating that companies that consolidate “the assets and revenues generated from activities in violation under federal law cannot continue to list on Nasdaq”. Since the Company is committed to compliance with the listing requirements of the Nasdaq, the Company and Canopy USA effectuated certain changes to the initial structure of the Company’s interest in Canopy USA that were intended to facilitate the deconsolidation of the financial results of Canopy USA within the Company’s financial statements. These changes included, among other things, modifying the terms of the Protection Agreement (as defined below) between the Company, its wholly-owned subsidiary and Canopy USA as well as the terms of Canopy USA’s limited liability company agreement and amending the terms of certain agreements with third-party investors in Canopy USA to eliminate any rights to guaranteed returns (collectively, the “Reorganization Amendments”). On May 19, 2023, the Company and Canopy USA implemented the Reorganization Amendments, which included, entering into the First A&R Protection Agreement (as defined below) and amending and restating Canopy USA’s limited liability company agreement (the “A&R LLC Agreement”) in order to: (i) eliminate certain negative covenants that were previously granted by Canopy USA in favor of the Company as well as delegating to the managers of the Canopy USA Board (as defined below) not appointed by Canopy Growth the authority to approve the following key decisions (collectively, the “Key Decisions”): (a) the annual business plan of Canopy USA; (b) decisions regarding the executive officers of Canopy USA and any of its subsidiaries; (c) increasing the compensation, bonus levels or other benefits payable to any current, former or future employees or managers of Canopy USA or any of its subsidiaries; (d) any other executive compensation plan matters of Canopy USA or any of its subsidiaries; and (e) the exercise of the Wana Options (as defined below) or the Jetty Options (as defined below), which for greater certainty means that the Company’s nominee on the Canopy USA Board will not be permitted to vote on any Key Decisions while the Company owns Non-Voting Shares (as defined below); (ii) reduce the number of managers on the Canopy USA Board from four to three, including, reducing the Company’s nomination right to a single manager; (iii) amend the share capital of Canopy USA to, among other things, (a) create a new class of Canopy USA Class B Shares (as defined below), which may not be issued prior to the conversion of the Non-Voting Shares or the Canopy USA Common Shares (as defined below) into Canopy USA Class B Shares; (b) amend the terms of the Non-Voting Shares such that the Non-Voting Shares will be convertible into Canopy USA Class B Shares (as opposed to Canopy USA Common Shares); and (c) amend the terms of the Canopy USA Common Shares such that upon conversion of all of the Non-Voting Shares into Canopy USA Class B Shares, the Canopy USA Common Shares will, subject to their terms, automatically convert into Canopy USA Class B Shares, provided that the number of Canopy USA Class B Shares to be issued to the former holders of the Canopy USA Common Shares will be equal to no less than 10% of the total issued and outstanding Canopy USA Class B Shares following such issuance. Accordingly, as a result of the Reorganization Amendments, in no circumstances will the Company, at the time of such conversions, own more than 90% of the Canopy USA Class B Shares.

In connection with the Reorganization Amendments, on May 19, 2023, Canopy USA and Huneeus 2017 Irrevocable Trust (the “Trust”) entered into a share purchase agreement (the “Trust SPA”), which sets out the terms of the Trust’s investment in Canopy USA in the aggregate amount of up to US$20 million (the “Trust Transaction”). Agustin Huneeus, Jr. is the trustee of the Trust and is an affiliate of a shareholder of Jetty. Pursuant to the terms of the Trust SPA, the Trust will, subject to certain terms and conditions contained in the Trust SPA be issued common shares of Canopy USA (the “Canopy USA Common Shares”) in two tranches with an aggregate value of up to US$10 million along with warrants of Canopy USA to acquire additional Canopy USA Common Shares. In addition, subject to the terms of the Trust SPA, the Trust has also been granted options to acquire additional Voting Shares (as defined in the A&R LLC Agreement) with a value of up to an additional US$10 million and one such additional option includes the issuance of additional warrants of Canopy USA. On April 26, 2024, Canopy USA completed the first tranche closing of the Trust Transaction in accordance with the Trust SPA, whereby the Trust acquired an aggregate 28,571,429 Canopy USA Common Shares at US$0.175 per Canopy USA Common Share and warrants to acquire up to 42,857,142 Voting Shares expiring on April 26, 2031.

In addition, subject to the terms and conditions of the A&R Protection Agreement (as defined below) and the terms of the option agreements to acquire Wana (as defined below) and Jetty (as defined below), as applicable, Canopy Growth may be required to issue additional common shares in satisfaction of certain deferred and/or option exercise payments to the shareholders of Wana and Jetty. Canopy Growth will receive additional Non-Voting Shares from Canopy USA as consideration for any Company common shares issued in the future to the shareholders of Wana and Jetty.

On November 3, 2023, the Company received a letter from the staff of the SEC (the “Staff”) in which the Staff indicated that, despite the Reorganization Amendments, it would object to the deconsolidation of the financial results of Canopy USA from the Company's financial statements in accordance with U.S. GAAP once Canopy USA acquires Wana, Jetty or the Fixed Shares of Acreage Holdings, Inc. (“Acreage”). The Company subsequently had discussions with the Office of Chief Accountant of the SEC (the “OCA”) and determined to make certain additional amendments to the structure of Canopy USA (the “Additional Reorganization Amendments”) to facilitate the deconsolidation of Canopy USA from the financial results of Canopy Growth in accordance with U.S. GAAP upon Canopy USA’s acquisition of Wana, Jetty or Acreage. In connection with the Additional Reorganization Amendments, Canopy USA and its members entered into a second amended and restated limited liability company agreement (the “Second A&R LLC Agreement”). In accordance with the Second A&R LLC Agreement, the terms of the Non-Voting Shares have been amended such that the Non-Voting Shares are only convertible into Canopy USA Class B Shares following the date that the NASDAQ Stock Market or The New York Stock Exchange permit the listing of companies that consolidate the financial statements of companies that cultivate, distribute or possess marijuana (as defined in 21 U.S.C 802) in the United States (the “Stock Exchange Permissibility Date”). Based on the Company’s discussions with the OCA, upon effectuating the Additional Reorganization Amendments, the Company believes that the Staff would not object to the deconsolidation of the financial results of Canopy USA from the Company’s financial statements in accordance with U.S. GAAP.

Following the Reorganization, Reorganization Amendments and Additional Reorganization Amendments, on May 6, 2024, Canopy USA exercised the options (the “Wana Options”) to acquire Mountain High Products, LLC, Wana Wellness, LLC and The Cima Group, LLC (collectively, “Wana”) leading cannabis edibles brand in North America and subsequently closed the transactions to acquire Wana Wellness, LLC and The Cima Group, LLC. In addition, Canopy USA exercised the options (the “Jetty Options”) to acquire Lemurian, Inc. (“Jetty”) a California-based producer of high-quality cannabis extracts and pioneer of clean vape technology and subsequently completed the first tranche closing to acquire Jetty. On June 4, 2024,the option to acquire the issued and outstanding Class E subordinate voting shares (the “Fixed Shares”) of Acreage (the “Acreage Option”) was exercised. Canopy USA also holds direct and indirect interests in the capital of TerrAscend Corp. (“TerrAscend”), a leading North American cannabis operator with vertically integrated operations and a presence in Pennsylvania, New Jersey, Michigan and California as well as licensed cultivation and processing operations in Maryland.

Canopy USA holds an ownership interest in the following assets, among others:

•
Wana – 100% of the membership interest of Wana Wellness, LLC and The Cima Group, LLC and has exercised the option to acquire 100% of the membership interests of Mountain High Products, LLC.
•
Jetty – approximately 75% of the shares of Jetty.
•
Acreage – On June 4, 2024, the Acreage Option was exercised, representing approximately 70% of the total shares of Acreage, at a fixed share exchange ratio of 0.03048 of a common share of Canopy Growth per Fixed Share, as adjusted in accordance with the terms of the Existing Acreage Arrangement Agreement (as defined below). Concurrently with the closing of the acquisition of the Fixed Shares pursuant to the exercise of the Acreage Option, the Fixed Shares will be issued to Canopy USA. In addition, Canopy USA has agreed to acquire all of the issued and outstanding Class D subordinate voting shares of Acreage (the “Floating Shares”) by way of a court-approved plan of arrangement under the Business Corporations Act (British Columbia) (the “Floating Share Arrangement”) in exchange for 0.045 of a common share of Canopy Growth for each Floating Share held. Accordingly, we will not hold any Fixed Shares or Floating Shares. Acreage is a leading vertically-integrated multi-state cannabis operator, with its main operations in densely populated states across the Northeast U.S. including New Jersey and New York.
•
TerrAscend – Canopy USA’s direct and indirect interests in TerrAscend include: (i) 63,492,037 exchangeable shares in the capital of TerrAscend (the “TerrAscend Exchangeable Shares”), (ii) an option to purchase 1,072,450 TerrAscend common shares (the “TerrAscend Common Shares”) for an aggregate purchase price of $1.00 (the “TerrAscend Option”) and (iii) 22,474,130 TerrAscend Common Share purchase warrants with a weighted average exercise price of $6.07 per TerrAscend Common Share and expiring on December 31, 2032 (the “TerrAscend Warrants”). The TerrAscend Exchangeable Shares can be converted into TerrAscend Common Shares at Canopy USA's option, subject to the terms of the A&R Protection Agreement.

Following the implementation of the Reorganization, Canopy USA was determined to be a variable interest entity pursuant to ASC 810 - Consolidations (“ASC 810”) and prior to the completion of the Reorganization Amendments and the Additional Reorganization Amendments, Canopy Growth was determined to be the primary beneficiary of Canopy USA. As a result of such determination and in accordance with ASC 810, Canopy Growth consolidated the financial results of Canopy USA up to April 30, 2024.

Ownership of U.S. Cannabis Investments

Following the implementation of the Reorganization, the shares and interests in Acreage, Wana, Jetty and TerrAscend are held, directly or indirectly, by Canopy USA, and Canopy Growth no longer holds a direct interest in any shares or interests in such entities, other than the Acreage Option, which was exercised on June 4, 2024. Canopy Growth holds non-voting and non-participating shares (the “Non-Voting Shares”) in the capital of Canopy USA. The Non-Voting Shares do not carry voting rights, rights to receive dividends or other rights upon dissolution of Canopy USA. Following the Reorganization Amendments, the Non-Voting Shares are convertible into Class B shares of Canopy USA (the “Canopy USA Class B Shares”), provided that such conversion shall only be permitted following the Stock Exchange Permissibility Date. The Company also has the right (regardless of the fact that its Non-Voting Shares are non-voting and non-participating) to appoint one member to the Canopy USA board of managers (the “Canopy USA Board”).

On October 24, 2022, Canopy USA and the Company also entered into an agreement with, among others, Nancy Whiteman, the controlling shareholder of Wana, which was amended and restated on May 19, 2023 and on April 30, 2024, whereby subsidiaries of Canopy USA agreed to pay additional consideration in order to acquire the Wana Options and the future payments owed in connection with the exercise of the Wana Options were reduced to US$3.00 in exchange for the issuance of Canopy USA Common Shares and Canopy Growth common shares (the “Wana Amending Agreement”). In accordance with the terms of the Wana Amending Agreement, on April 30, 2024, (i) Canopy USA issued 60,955,929 Canopy USA Common Shares and (ii) Canopy Growth issued 1,086,279 Canopy Growth common shares to the shareholders of Wana. The Canopy USA Common Shares issued to Ms. Whiteman, or entities controlled by Ms. Whiteman, are subject to a repurchase right exercisable at any time after April 30, 2027, being the 36 month anniversary of the closing of the transaction contemplated by the Wana Amending Agreement (the “Wana Repurchase Right”) to repurchase all Canopy USA Common Shares that have been issued at a price per Canopy USA Common Share equal to the fair market value as determined by an appraiser. As part of this agreement, Canopy USA has granted Ms. Whiteman the right to appoint one member to the Canopy USA Board and a put right on the same terms and conditions as the Wana Repurchase Right.

As of August 8, 2024, the Trust holds 28,571,429 Canopy USA Common Shares, the shareholders of Wana collectively hold 60,955,929 Canopy USA Common Shares and a wholly-owned subsidiary of the Company holds all of the issued and outstanding Non-Voting Shares in the capital of Canopy USA, representing approximately 72.3% of the issued and outstanding shares in Canopy USA on an as-converted basis.

Canopy Growth and Canopy USA are also party to a protection agreement (the “Protection Agreement”) to provide for certain covenants in order to preserve the value of the Non-Voting Shares held by Canopy Growth until such time as the Non-Voting Shares are converted in accordance with their terms, provided that, such conversion shall only be permitted following the Stock Exchange Permissibility Date, but does not provide Canopy Growth with the ability to direct the business, operations or activities of Canopy USA. The Protection Agreement was amended and restated in connection with: (a) the Reorganization Amendments (the “First A&R Protection Agreement”); and (b) the Additional Reorganization Amendments (the “Second A&R Protection Agreement” and together with the First A&R Protection Agreement, the “A&R Protection Agreement”).

Upon closing of Canopy USA’s acquisition of Acreage, Canopy Growth will receive additional Non-Voting Shares from Canopy USA in consideration for the issuance of common shares of the Company that shareholders of Acreage will receive in accordance with the terms of the Existing Acreage Arrangement Agreement and the Floating Share Arrangement Agreement (as defined below).

Until such time as Canopy Growth converts the Non-Voting Shares into Canopy USA Class B Shares following the Stock Exchange Permissibility Date, Canopy Growth will have no economic or voting interest in Canopy USA, Wana, Jetty, TerrAscend, or Acreage. Canopy USA, Wana, Jetty, TerrAscend, and Acreage will continue to operate independently of Canopy Growth.

Acreage Agreements

On October 24, 2022, Canopy Growth entered into an arrangement agreement with Canopy USA and Acreage, as amended (the “Floating Share Arrangement Agreement”), pursuant to which, subject to approval of the holders of the Floating Shares and the terms and conditions of the Floating Share Arrangement Agreement, Canopy USA will acquire all of the issued and outstanding Floating Shares by way of the Floating Share Arrangement in exchange for 0.045 of a Company common share for each Floating Share held. In connection with the Floating Share Arrangement Agreement, Canopy Growth has irrevocably waived the Acreage Floating Option (as defined below) existing under the Existing Acreage Arrangement Agreement.

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

In addition to shareholder and court approvals, the Floating Share Arrangement is subject to applicable regulatory approvals including, but not limited to, Toronto Stock Exchange (“TSX”) approval and the satisfaction of certain other closing conditions, including the conditions set forth in the Acreage Amended Arrangement. The Floating Share Arrangement received the requisite approval from the holders of Floating Shares at the special meeting of Acreage shareholders held on March 15, 2023 and on March 20, 2023 Acreage obtained a final order from the Supreme Court of British Columbia approving the Floating Share Arrangement.

On June 4, 2024, the Acreage Option was exercised in accordance with the terms of the arrangement agreement dated April 18, 2019, as amended on May 15, 2019, September 23, 2020 and November 17, 2020 (the “Existing Acreage Arrangement Agreement”). Concurrently with the closing of the acquisition of the Fixed Shares pursuant to the exercise of the Acreage Option, the Fixed Shares will be issued to Canopy USA. Accordingly, Canopy Growth will not hold any Fixed Shares or Floating Shares. Completion of the acquisition of the Fixed Shares is subject to the satisfaction of certain conditions set forth in the Existing Acreage Arrangement Agreement. The acquisition of the Floating Shares pursuant to the Floating Share Arrangement is anticipated to occur immediately prior to the acquisition of the Fixed Shares pursuant to the Existing Acreage Arrangement Agreement such that 100% of the issued and outstanding shares of Acreage will be owned by Canopy USA on closing of the acquisition of both the Fixed Shares and the Floating Shares.

On June 3, 2024, the Company exercised its option to acquire certain outstanding debt of Acreage (the “Debt Acquisition”) in connection with the option agreement dated November 15, 2022 (the “Option Agreement”) among a wholly-owned subsidiary of Canopy Growth (the “Optionor”) and the lenders (the “Lenders”) party to Acreage’s credit agreement dated as of December 16, 2021, as amended by the first amendment to credit agreement dated as of on October 24, 2022 and the second amendment to credit agreement dated as of April 28, 2023.

The Optionor entered into various agreements in connection with the Debt Acquisition in order to acquire approximately $136,567 (US$99,837) of Acreage’s outstanding debt (the “Acquired Debt”) from certain Lenders in exchange for $95,460 (US$69,786) in cash and the release of approximately $41,107 (US$30,051) (the “Option Premium”) that was held in escrow pursuant to the Option Agreement. As reported in the Annual Report, the Option Premium was not included in Canopy Growth’s cash and cash equivalents as of March 31, 2024.

The Optionor subsequently transferred approximately $2,972 (US$2,173) of the Acquired Debt to the other Lender (the “Rolling Lender”) and entered into a series of agreements with the Rolling Lender whereby the Optionor acquired a call right (the “Call Right”) over the Rolling Lender’s approximately US$45,623 remaining interest in Acreage’s debt (the “Rolling Interest”). If the Optionor exercises the Call Right before September 15, 2024, the purchase price for the Rolling Interest will be equal to the amount of the Rolling Interest being acquired; however if the Optionor exercises the Call Right on or after September 15, 2024 and on or prior to January 14, 2025, the purchase price for the Rolling Interest will be 107.125% of the amount of the Rolling Interest being acquired; and if the Optionor exercises the Call Right on or after January 15, 2025, the purchase price for the Rolling Interest will be 114.25% of the amount of the Rolling Interest being acquired. The Optionor has also granted the Rolling Lender a put right in respect of the Rolling Interest exercisable on or after January 15, 2025 with a purchase price of 114.25% of the amount of the Rolling Interest subject to the put right.

The Optionor, the Rolling Lender and Acreage also entered into an amended and restated credit agreement in respect of the Acquired Debt, which provides for, among other things, certain interest payments to be paid-in-kind, revisions to certain financial covenants and, following certain events, a maturity date extension.

Deconsolidation of Canopy USA

As of April 30, 2024, as a result of the series of transactions related to the Additional Reorganization Amendments described above (the “Canopy USA Transactions”), Canopy Growth has deconsolidated the financial results of Canopy USA and has a non-controlling interest in Canopy USA as of such date. The deconsolidation of Canopy USA occurred after completion of the following structural amendments: (i) execution of the Second A&R LLC Agreement, (ii) execution of the Second A&R Protection Agreement and (iii) completion of the initial tranche closing of the Trust Transaction, which included the election of a third member to the Canopy USA Board such that the Canopy USA Board is comprised of an appointee of the Trust, Ms. Whiteman, and the Company.

Canopy Growth's deconsolidation of Canopy USA resulted in recognition of an equity method investment (see Note 11) and a loan receivable recorded at fair value (see Note 12). The deconsolidation of Canopy USA from the financial results of Canopy Growth resulted in the derecognition of the following assets and liabilities:

Cash	$6,968
Other financial assets	386,045
Other assets	1,315
Other liabilities	(20,067)
Cumulative translation adjustment	10,398
Net assets disposed	$384,659

Derecognition of non-controlling interest in Canopy USA	$139

Equity method investment	$227,119
Elevate loan receivable	174,864
Total retained non-controlling interest in the former subsidiaries	$401,983

Issuance of common shares	$(12,452)

Consideration received in cash	$-
Total consideration	$-

Gain on disposal of consolidated entity	$5,011

The gain on derecognition of Canopy USA is the differences between the carrying amounts of the derecognized assets, liabilities and non-controlling interest, value of common shares issued, and the fair value of the retained non-controlling interest in Canopy USA, being the equity method investment and the Canopy Elevate I LLC, Canopy Elevate II LLC and Canopy Elevate III LLC (collectively, “Elevate”) loan receivable. The gain on derecognition is reflected in other income (expense), net.

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

As a result of the CCAA Proceedings, the most relevant activity of BioSteel Canada became the liquidation and sale of assets. Management concluded that Canopy Growth ceased to have the power to direct the relevant activity of BioSteel Canada because the liquidation and sale transactions required approval from the CCAA Court. Thus, Canopy Growth no longer has a controlling interest in BioSteel Canada and has deconsolidated the entity effective September 14, 2023. The deconsolidation of BioSteel Canada and related impairment charges were classified under losses from discontinued operations.

The strategic decisions made encompassed all operations of the BioSteel business unit, including those of BioSteel Canada. For this reason, the BioSteel segment results for all periods prior to the September 14, 2023 deconsolidation of BioSteel Canada, including costs to exit, were classified as discontinued operations.

On November 16, 2023, BioSteel Sports Nutrition USA LLC ("BioSteel US") and BioSteel Manufacturing LLC ("BioSteel Manufacturing" and collectively with BioSteel Canada and BioSteel US, the “BioSteel Entities”) were added as additional applicants in the CCAA Proceedings. As a result, the most relevant activity of both entities became the liquidation and sale of assets and distribution of cash and proceeds to their respective stakeholders and management concluded that Canopy Growth ceased to have the power to direct the relevant activities of BioSteel US and BioSteel Manufacturing because those activities required approval from the CCAA Court. As a result of the conclusion of the sale of assets and distribution of the cash and proceeds of the BioSteel Entities, the termination of the CCAA Proceedings was initiated. On July 31, 2024, the CCAA Court granted an order which provided, among other things, for the termination of the CCAA Proceedings upon service of a certificate (the “CCAA Termination Certificate”) and authorization for the BioSteel Entities to file assignments in bankruptcy pursuant to the Bankruptcy and Insolvency Act. The bankruptcy of the BioSteel Entities will deal with any remaining nominal assets and the liabilities. The service of the CCAA Termination Certificate and termination of the CCAA Proceedings will occur upon the termination of the US Chapter 15 proceedings which is anticipated to occur by the end of August 2024.

As a result of the foregoing, Canopy Growth no longer has a controlling interest in BioSteel US and BioSteel Manufacturing and has deconsolidated both entities effective November 16, 2023. The deconsolidation of BioSteel US and BioSteel Manufacturing and related impairment charges were classified under losses from discontinued operations.

	Three months ended
	June 30,	June 30,
	2024	2023
Net revenue	$-	$32,468
Cost of goods sold	-	40,293
Operating expenses	-	28,863
Operating loss	-	(36,688)
Other income (expense), net[1]	2,053	5,396
Income tax (expense) recovery	-	-
Net income (loss) on discontinued operations, net of tax	$2,053	$(31,292)

1 Included in Other income (expense), net for the three months ended June 30, 2024 is a gain/loss on deconsolidation of $nil and $nil, respectively.

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

The remaining amounts legally receivable from the BioSteel Entities are measured at their expected recoverable amounts. As of June 30, 2024, the receivable balance from the BioSteel Entities is $nil. The assets and liabilities related to the BioSteel Entities business units are classified as discontinued operations and the major categories are as follows:

	June 30,	March 31,
	2024	2024
Receivable from BioSteel Entities	$-	$8,038
Total assets of discontinued operations	$-	$8,038

Total liabilities of discontinued operations	$-	$-

5. LOSS ON ASSET IMPAIRMENT AND RESTRUCTURING

In the three months ended June 30, 2024, the Company recorded a loss on asset impairment and restructuring. The loss for the three months ended June 30, 2024 primarily relates to employee restructuring costs and other costs associated with previous restructuring actions. This is offset by a gain related to the remeasurement of a restructured lease facility upon execution of the related exit agreement.

As a result, in the three months ended June 30, 2024, the Company recognized a loss on asset impairment and restructuring of $20 (three months ended June 30, 2023 – loss of $1,934).

6. CASH AND CASH EQUIVALENTS

The components of cash and cash equivalents are as follows:

	June 30,	March 31,
	2024	2024
Cash	$119,406	$115,427
Cash equivalents	72,750	54,873
	$192,156	$170,300

7. SHORT-TERM INVESTMENTS

The components of short-term investments are as follows:

	June 30,	March 31,
	2024	2024
Term deposits	$2,766	$33,161
	$2,766	$33,161

The amortized cost of short-term investments at June 30, 2024 is $2,766 (March 31, 2024 – $33,161).

8. AMOUNTS RECEIVABLE, NET

The components of amounts receivable, net are as follows:

	June 30,	March 31,
	2024	2024
Accounts receivable, net	$43,514	$44,943
Indirect taxes receivable	3,053	2,517
Interest receivable	1,538	876
Other receivables	2,784	3,511
	$50,889	$51,847

Included in the accounts receivable, net balance at June 30, 2024 is an allowance for doubtful accounts of $9,856 (March 31, 2024 – $9,903).

9. INVENTORY

The components of inventory are as follows:

	June 30,	March 31,
	2024	2024
Raw materials, packaging supplies and consumables	$18,201	$18,872
Work in progress	35,785	31,367
Finished goods	30,532	27,053
	$84,518	$77,292

In the three months ended June 30, 2024, the Company recorded write-downs related to inventory in cost of goods sold of $690 (three months ended June 30, 2023 – $3,545).

10. PREPAID EXPENSES AND OTHER ASSETS

The components of prepaid expenses and other assets are as follows:

	June 30,	March 31,
	2024	2024
Prepaid expenses	$9,764	$6,621
Deposits	1,999	2,365
Prepaid inventory	564	757
Other assets	7,446	13,489
	$19,773	$23,232

11. EQUITY METHOD INVESTMENTS

The components of equity method investments are as follows:

	June 30,	March 31,
	2024	2024
Canopy USA	$150,669	$-
	$150,669	$-

Through its ownership in the Non-Voting Shares, the Company has a non-participating and non-voting interest in Canopy USA and classifies such interest in Canopy USA as an equity method investment. The Company has elected to account for its investment in Canopy USA at fair value. Refer to Note 23 for information on the valuation technique and inputs used in determining the fair value of the Canopy USA investment.

12. OTHER FINANCIAL ASSETS

The following table outlines changes in other financial assets. Additional details on how the fair value of significant investments is calculated are included in Note 23.

					Foreign
		Balance at			currency		Balance at
		March 31,		Fair value	translation		June 30,
Entity	Instrument	2024	Additions	changes	adjustments	Other	2024
Acreage[1]	Fixed Shares option and Floating Shares agreement	$10,000	$-	$(31,808)	$(35)	$21,843	$-
TerrAscend Exchangeable Shares	Exchangeable shares	120,000	-	17,291	2,109	(139,400)	-
TerrAscend - December 2022	Warrants	32,500		7,929	571	(41,000)	-
TerrAscend	Option	2,000	-	265	35	(2,300)	-
Wana	Option	149,766	-	-	1,537	(151,303)	-
Jetty	Options	59,915	-	-	615	(60,530)	-
Acreage Hempco[1]	Debenture	11,780	-	-	121	(11,901)	-
Acreage Debt Option Premium	Option	37,574	-	3,147	386	(41,107)	-
Acreage Tax Receivable Agreement	Other	1,287	-	-	13	(1,300)	-
Acreage Debt	Loan receivable	-	133,595	(485)	-	-	133,110
Elevate loan receivable[2]	Loan receivable	-	174,864	7,297	(1,256)	(24,622)	156,283
Other - at fair value through net income (loss)	Various	4,441	-	(2,823)	24	(1,503)	139
Other - classified as held for investment	Loan receivable	8,366	-	-	-	(33)	8,333
		$437,629	$308,459	$813	$4,120	$(453,156)	$297,865

1 See Note 27 for information regarding the Acreage Amended Arrangement and Acreage Hempco.

2 Upon deconsolidation of Canopy USA, the Elevate loan receivable, which was previously recorded at amortized cost, is now recorded at fair value. The remeasurement of this retained non-controlling interest from the deconsolidation of Canopy USA is part of the gain on disposal of consolidated entity described in Note 3.

For information regarding the deconsolidation of the financial results of Canopy USA within the Company's financial statements, see Note 3. Following the deconsolidation of Canopy USA on April 30, 2024, the Company derecognized certain U.S. cannabis investments above, including, among others, interests in the Floating Shares of Acreage, Wana, Jetty, and TerrAscend.

Acreage Debt

On June 3, 2024, the Company closed the Debt Acquisition in connection with the Option Agreement among the Optionor and the Lenders party to Acreage’s credit agreement dated as of December 16, 2021, as amended by the first amendment to credit agreement dated as of October 24, 2022 and the second amendment to credit agreement dated as of April 28, 2023.

The Optionor entered into various agreements in connection with the Debt Acquisition in order to acquire the Acquired Debt from certain Lenders in exchange for $95,460 (US$69,786) in cash and the release of the Option Premium that was held in escrow pursuant to the Option Agreement. As reported in the Annual Report, the Option Premium was not included in the Company’s cash and cash equivalents as of March 31, 2024.

The Optionor subsequently transferred approximately $2,972 (US$2,173) of the Acquired Debt to the Rolling Lender and entered into a series of agreements with the Rolling Lender whereby the Optionor acquired the Call Right over the Rolling Lender’s Rolling Interest. If the Optionor exercises the Call Right before September 15, 2024, the purchase price for the Rolling Interest will be equal to the amount of the Rolling Interest being acquired; however if the Optionor exercises the Call Right on or after September 15, 2024 and on or prior to January 14, 2025, the purchase price for the Rolling Interest will be 107.125% of the amount of the Rolling Interest being acquired; and if the Optionor exercises the Call Right on or after January 15, 2025, the purchase price for the Rolling Interest will be 114.25% of the amount of the Rolling Interest being acquired. The Optionor has also granted the Rolling Lender a put right in respect of the Rolling Interest exercisable on or after January 15, 2025 with a purchase price of 114.25% of the amount of the Rolling Interest subject to the put right.

The Optionor, the Rolling Lender and Acreage also entered into an amended and restated credit agreement in respect of the Acquired Debt, which provides for, among other things, certain interest payments to be paid-in-kind, revisions to certain financial covenants and, following certain events, a maturity date extension.

13. PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment are as follows:

	June 30,	March 31,
	2024	2024
Buildings and greenhouses	$303,402	$305,606
Production and warehouse equipment	62,837	62,026
Leasehold improvements	7,793	7,787
Office and lab equipment	10,732	11,041
Computer equipment	7,659	7,784
Land	4,901	5,323
Right-of-use-assets
Buildings and greenhouses	17,433	17,697
Assets in process	3,326	1,019
	418,083	418,283
Less: Accumulated depreciation	(103,061)	(98,180)
	$315,022	$320,103

Depreciation expense included in cost of goods sold for the three months ended June 30, 2024 is $4,980 (three months ended June 30, 2023 – $9,428). Depreciation expense included in selling, general and administrative expenses for the three months ended June 30, 2024 is $702 (three months ended June 30, 2023 – $1,261).

14. INTANGIBLE ASSETS

The components of intangible assets are as follows:

	June 30, 2024		March 31, 2024
	Gross	Net	Gross	Net
	Carrying	Carrying	Carrying	Carrying
	Amount	Amount	Amount	Amount
Finite lived intangible assets
Intellectual property	$82,656	$36,621	$82,423	$38,571
Distribution channel	46,002	2,786	45,981	3,029
Operating licenses	24,400	15,206	24,400	15,964
Software and domain names	32,426	5,656	32,262	7,010
Brands	14,494	10,006	14,493	10,850
Amortizable intangibles in process	-	-	29	29
Total	$199,978	$70,275	$199,588	$75,453

Indefinite lived intangible assets
Acquired brands		$28,681		$28,600
Total intangible assets		$98,956		$104,053

Amortization expense included in cost of goods sold for the three months ended June 30, 2024 is $12 (three months ended June 30, 2023 – $15). Amortization expense included in selling, general and administrative expenses for the three months ended June 30, 2024 is $5,336 (three months ended June 30, 2023 – $6,407).

15. GOODWILL

The changes in the carrying amount of goodwill are as follows:

Balance, March 31, 2023	$85,563
Impairment losses	(42,081)
Foreign currency translation adjustments	(243)
Balance, March 31, 2024	$43,239
Foreign currency translation adjustments	129
Balance, June 30, 2024	$43,368

The Company does not believe that an event occurred or circumstances changed during the three months ended June 30, 2024 that would, more likely than not, reduce the fair value of the Storz & Bickel reporting unit below its carrying value. Therefore, the

Company concluded that the quantitative goodwill impairment assessment was not required for the Storz & Bickel reporting unit at June 30, 2024. The carrying value of goodwill associated with the Storz & Bickel reporting unit was $43,368 at June 30, 2024.

The Company is required to perform its next annual goodwill impairment analysis on March 31, 2025, or earlier should there be an event that occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

16. OTHER ACCRUED EXPENSES AND LIABILITIES

The components of other accrued expenses and liabilities are as follows:

	June 30,	March 31,
	2024	2024
Employee compensation	$21,649	$21,468
Taxes and government fees	10,648	10,519
Professional fees	3,597	5,849
Other	15,399	16,203
	$51,293	$54,039

17. DEBT

The components of debt are as follows:

		June 30,	March 31,
	Maturity Date	2024	2024
Credit facility	March 18, 2026
Principal amount		480,766	486,935
Accrued interest		641	831
Deferred financing costs		(15,761)	(17,948)
		465,646	469,818
Supreme convertible debentures	September 10, 2025	5,240	30,654
Accretion debentures	September 10, 2025	900	6,390
May 2024 Convertible Debenture	May 14, 2029	88,244	-
Promissory note	December 31, 2024	-	89,224
Other revolving debt facility, loan, and financings		916	1,143
		560,946	597,229
Less: current portion		(2,457)	(103,935)
Long-term portion		$558,489	$493,294

Credit Facility

On March 18, 2021, the Company entered into a term loan credit agreement (the "Credit Agreement") providing for a five-year, first lien senior secured term loan facility in an aggregate principal amount of US$750,000 (the “Credit Facility”). The Company had the ability to obtain up to an additional US$500,000 of incremental senior secured debt pursuant to the Credit Agreement. On October 24, 2022, in connection with the balance sheet actions completed as part of the creation of Canopy USA, the Company entered into agreements with certain of its lenders under the Credit Agreement to tender US$187,500 of the principal amount outstanding thereunder at a discounted price of US$930 per US$1,000 or US$174,375 in the aggregate. The first payment, which was oversubscribed, in the amount of $117,528 (US$87,852) was made on November 10, 2022 to reduce the principal indebtedness by $126,324 (US$94,427). The second payment of $116,847 (US$87,213) was made on April 17, 2023 to reduce principal indebtedness under the Credit Agreement by $125,606 (US$93,750). Additionally, on October 24, 2022, the Company and certain of its lenders agreed to make certain amendments to the Credit Agreement which, among other things, resulted in: (i) a reduction to the minimum liquidity covenant to no less than US$100,000 following completion of the second principal repurchase on April 17, 2023; (ii) certain changes to the application of net proceeds from asset sales; (iii) the establishment of a new committed delayed draw term credit facility in an aggregate principal amount of US$100,000; and (iv) the elimination of the additional US$500,000 incremental term loan facility.

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

On April 29, 2024 and June 28, 2024, the Company repurchased additional outstanding principal amounts under the Credit Facility (the "First Quarter 2025 Paydowns"). The First Quarter 2025 Paydowns resulted in an aggregate principal reduction of $11,159 (US$8,165) for a cash payment of $11,159 (US$8,165).

As of June 30, 2024, the Credit Facility matured on March 18, 2026 and through December 26, 2023, had an interest rate of LIBOR + 8.50%. After December 26, 2023, interest on amounts outstanding under the Credit Facility is calculated at either the applicable prime rate plus 7.50% per annum, subject to a prime rate floor of 2.00%, or adjusted term SOFR plus 8.50% per annum, subject to an adjusted term SOFR floor of 1.00%. The Company’s obligations under the Credit Facility are guaranteed by material wholly-owned Canadian and U.S. subsidiaries of the Company. The Credit Facility is secured by substantially all of the assets of the Company and its material wholly-owned Canadian and U.S. subsidiaries, including material real property. The Amended Credit Agreement contains representations and warranties, and affirmative and negative covenants. On August 8, 2024, the Company entered into the Amending Agreement (as defined below) which, among other things, extended the maturity date (the “Maturity Date”) of the Credit Facility to December 18, 2026 and provides for a mandatory US$97.5 million prepayment of the Credit Facility at 97.5% of par. In addition, the Maturity Date of the Credit Facility may be further extended in accordance with the terms of the Amending Agreement. Refer to Note 30 for additional details regarding the terms of the Amending Agreement.

Promissory Note

On April 13, 2023, the Company entered into an exchange agreement (the “April 2023 Exchange Agreement”) with Greenstar Canada Investment Limited Partnership (“Greenstar”), an affiliate of CBI, in order to acquire and cancel $100,000 aggregate principal amount of the 4.25% unsecured senior notes due in 2023 (the “Canopy Notes”). Pursuant to the April 2023 Exchange Agreement, the Company agreed to acquire and cancel $100,000 aggregate principal amount of the Canopy Notes held by Greenstar in exchange for: (i) a cash payment to Greenstar in the amount of the unpaid and accrued interest owing under the Canopy Notes held by Greenstar; and (ii) a promissory note (the “CBI Note”) issuable to Greenstar in the aggregate amount of $100,000 payable on December 31, 2024. The CBI Note bears interest at a rate of 4.25% per year, payable on maturity of the CBI Note.

On April 18, 2024, the Company entered into an exchange agreement (the “April 2024 Exchange Agreement”) with Greenstar, pursuant to which Greenstar converted approximately $81,220 of the principal amount of the $100,000 principal amount of the CBI Note into 9,111,549 Exchangeable Shares (the “Note Exchange”), calculated based on a price per Exchangeable Share equal to $8.91. Pursuant to the terms of the April 2024 Exchange Agreement, all accrued but unpaid interest on the CBI Note together with the remaining principal amount of the CBI Note was cancelled and forgiven for no additional consideration by Greenstar. Following the closing of the Note Exchange, there is no outstanding balance owing under the CBI Note and the CBI Note has been cancelled.

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

During the three months ended June 30, 2024 principal payments on Accretion Debentures totaled $677 and approximately $27,563 aggregate principal amount of outstanding Supreme Debentures and Accretion Debentures were settled through the Exchange and Subscription Agreement (as defined below).

May 2024 Convertible Debenture

On May 2, 2024, the Company entered into an exchange and subscription agreement (the “Exchange and Subscription Agreement”) with a single institutional investor (the “May 2024 Investor”) pursuant to which, among other things, the May 2024 Investor delivered to the Company approximately $27,563 aggregate principal amount of outstanding Supreme Debentures and Accretion Debentures held by the May 2024 Investor and paid the Company $68,255 (US$50,000) in exchange for the Company issuing to the May 2024 Investor (i) a new senior unsecured convertible debenture of the Company (the “May 2024 Convertible Debenture”) with an aggregate principal amount of $96,358 maturing five years from the closing date (the “Closing Date”) of the transaction (the “Transaction”) and (ii) 3,350,430 common share purchase warrants (the “May 2024 Investor Warrants”) of the Company. Each May 2024 Investor Warrant entitles the holder to acquire one Canopy Growth common share at an exercise price equal to $16.18 per Canopy Growth common share for a period of five years from the Closing Date. The May 2024 Convertible Debenture bears interest at a rate of 7.50% per annum, payable in semi-annual payments in cash or, at the option of the Company, in Canopy Growth common shares for the first four semi-annual interest payments after the Closing Date, subject to satisfaction of certain conditions, including the prior approval of the TSX.

The Exchange and Subscription Agreement granted the May 2024 Investor, for a period of four months from the Closing Date (the “Agreement ROFR Term”), a right of first refusal to subscribe for, and to be issued, as the sole investor in any proposed non-brokered private placement that the Company wishes to complete during the Agreement ROFR Term (the “Proposed Private Placement”); provided, however, that the May 2024 Investor shall subscribe for 100% of the Proposed Private Placement on the same terms and conditions contemplated in the Proposed Private Placement.

The May 2024 Convertible Debenture is convertible into Canopy Growth common shares at the option of the May 2024 Investor at a conversion price equal to $14.38 per share. The May 2024 Convertible Debenture is subject to a forced conversion feature upon notice from the Company in the event that the average closing trading price of the Canopy Growth common shares on the TSX exceeds $21.57 for a period of 10 consecutive trading days. In addition, pursuant to the terms of the May 2024 Convertible Debenture, for so long as the principal amount under the May 2024 Convertible Debenture remains outstanding (the “Debenture ROFR Term”), the Company granted the May 2024 Investor a right of first refusal to subscribe for, and to be issued, as an investor in any debt or equity financing that the Company wishes to complete during the Debenture ROFR Term (the “Proposed Financing”); provided, however, that the May 2024 Investor shall subscribe for 25% of the Proposed Financing on the same terms and conditions contemplated in the Proposed Financing.

18. OTHER LIABILITIES

The components of other liabilities are as follows:

	As at June 30, 2024			As at March 31, 2024
	Current	Long-term	Total	Current	Long-term	Total
Lease liabilities	$43,159	$19,426	$62,585	$15,173	$55,597	$70,770
Acquisition consideration and other investment related liabilities	26,755	4,397	31,152	12,809	10,558	23,367
Refund liability	4,201	-	4,201	4,169	-	4,169
Settlement liabilities and other	13,246	4,394	17,640	15,917	5,659	21,576
	$87,361	$28,217	$115,578	$48,068	$71,814	$119,882

19. SHARE CAPITAL

CANOPY GROWTH

Authorized

An unlimited number of common shares.

(i) Equity financings

On June 6, 2024, the Company established an at-the-market equity program that allows it to sell up to US$250,000 of common shares of the Company from treasury to the public from time to time at the Company’s discretion (the “ATM Program”). The ATM Program will be effective until the earlier of (i) the issuance and sale of all of the common shares issuable pursuant to the ATM Program (ii) the date on which the Company receives notice from a securities regulatory authority that the Company’s Canadian short form base shelf prospectus dated June 5, 2024 and/or the Company’s registration statement on Form S-3ASR has ceased to be effective and (iii) July 5, 2026, unless terminated earlier in accordance with the terms of the equity distribution agreement entered into between the Company and BMO Nesbitt Burns Inc., as Canadian agent, and BMO Capital Markets Corp., as U.S. agent. As part of the ATM Program, during the three months ended June 30, 2024, the Company sold 4,747,064 common shares for gross proceeds of $46,291 (three months ended June 30, 2023 - no equity financings). Refer to Note 30 for additional information on common shares sold after June 30, 2024 as part of the ATM Program.

(ii) Other issuances of common shares and share capital transactions

During the three months ended June 30, 2024, the Company had the following other issuances and share capital transactions:

	Number of common shares	Share capital	Share based reserve
Other issuances and share issue costs	-	$(3,189)	$-
Total	-	$(3,189)	$-

During the three months ended June 30, 2023, the Company had the following other issuances and share capital transactions:

	Number of common shares[1]	Share capital	Share based reserve
Settlement of Convertible Debentures	8,445,894	$108,055	$-
Settlement of Canopy Notes	2,434,274	12,415	-
Total	10,880,168	$120,470	$-

1 Prior year share amounts have been retrospectively adjusted to reflect the Share Consolidation, which became effective on December 15, 2023. See Note 2 for details.

(iii) Warrants

	Number of whole warrants	Average exercise price	Warrant value
Balance outstanding at March 31, 2024	10,451,457	$9.12	$2,610,519
Issuance of warrants	3,350,430	16.18	8,697
Exercise of warrants	(1,145,760)	6.61	(2,702)
Balance outstanding at June 30, 2024	12,656,127	$11.29	$2,616,514

	Number of whole warrants[2]	Average exercise price	Warrant value
Balance outstanding at March 31, 2023[1]	12,819,305	$580.40	$2,581,788
Expiry of warrants	-	-	-
Balance outstanding at June 30, 2023[1]	12,819,305	$580.40	$2,581,788

1 This balance excludes warrants previously issued by the Company to CBG (as defined below) which were exercisable to acquire 1,281,815 common shares at an exercise price equal to the 5-day volume-weighted average price of the Company common shares immediately prior to exercise (the "Tranche C Warrants"). The Tranche C Warrants represent a derivative liability and have nominal value. As of November 1, 2023, the Tranche C Warrants are considered expired in accordance with their terms.

2 Prior year warrant amounts have been retrospectively adjusted to reflect the Share Consolidation, which became effective on December 15, 2023. See Note 2 for details.

(iv) Issuances of exchangeable shares

On April 18, 2024, Greenstar and CBG Holdings LLC (“CBG”), indirect, wholly-owned subsidiaries of CBI exchanged all 17,149,925 Canopy Growth common shares they collectively held for 17,149,925 Exchangeable Shares for no consideration (the “CBI Exchange”). In addition, an additional 9,111,549 Exchangeable Shares were issued to Greenstar as part of the Note Exchange. The Exchangeable Shares are convertible at any time, at the option of the holder, into Canopy Growth common shares on a one for one basis. See Note 17 for additional details relating to the Note Exchange.

20. SHARE-BASED COMPENSATION

CANOPY GROWTH CORPORATION SHARE-BASED COMPENSATION PLAN

On September 25, 2023, the Company's shareholders approved a new Omnibus Equity Incentive Plan (the "Omnibus Equity Incentive Plan") pursuant to which the Company can issue share-based long-term incentives. The Omnibus Equity Incentive Plan replaces the Company’s previous equity incentive plan, which was originally approved by the Company’s shareholders on July 30, 2018 (the “Previous Equity Incentive Plan”, together with the Omnibus Equity Incentive Plan, the “Incentive Plans”). The approval of the Omnibus Equity Incentive Plan and replacement of the Previous Equity Incentive Plan are detailed in the Company’s annual definitive proxy statement filed with the Securities and Exchange Commission on August 9, 2023.

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

The maximum number of common shares reserved for issuance upon the exercise or vesting, as applicable, of Awards granted pursuant to the Incentive Plans is 8,099,944 as at June 30, 2024. As of June 30, 2024, the only Awards issued have been Options, RSUs and performance share units ("PSUs") under the Previous Equity Incentive Plan, and Options and RSUs under the Omnibus Equity Incentive Plan.

The Omnibus Equity Incentive Plan is administered by the Corporate Governance, Compensation and Nominating Committee of the Board (the “CGCN Committee”) which establishes in its discretion, among other things, exercise prices, at not less than the Fair Market Value (as defined in the Omnibus Equity Incentive Plan) at the date of grant, vesting terms and expiry dates (set at up to ten years from issuance) for Awards, subject to the limits contained in the Omnibus Equity Incentive Plan.

The following is a summary of the changes in the Options outstanding during the three months ended June 30, 2024:

	Options issued	Weighted average exercise price
Balance outstanding at March 31, 2024	2,883,922	$70.01
Options granted	760,436	10.38
Options forfeited	(83,959)	129.04
Balance outstanding at June 30, 2024	3,560,399	$55.88

The following is a summary of the Options outstanding as at June 30, 2024:

	Options Outstanding		Options Exercisable
		Weighted Average		Weighted Average
		Remaining		Remaining
	Outstanding at	Contractual Life	Exercisable at	Contractual Life
Range of Exercise Prices	June 30, 2024	(years)	June 30, 2024	(years)
$0.60 - $7.50	2,045,022	4.99	671,880	4.98
$7.51 - $56.10	1,037,110	5.45	141,285	4.01
$56.11 - $676.40	478,267	1.17	363,101	1.05
	3,560,399	4.61	1,176,266	3.65

1 Prior period Options and exercise price amounts have been retrospectively adjusted to reflect the Share Consolidation, which became effective on December 15, 2023. See Note 2 for details.

At June 30, 2024, the weighted average exercise price of the Options outstanding and Options exercisable was $55.88 and $125.91, respectively (March 31, 2024 – $70.01 and $312.68, respectively).

The Company recorded $3,257 in share-based compensation expense related to Options issued to employees and contractors for the three months ended June 30, 2024 (three months ended June 30, 2023 – $3,069). The share-based compensation expense for the three months ended June 30, 2024, includes an amount related to 107,874 Options being provided in exchange for services which are subject to performance conditions (for the three months ended June 30, 2023 – 107,874).

The Company uses the Black-Scholes option pricing model to establish the fair value of Options granted during the three months ended June 30, 2024 and 2023, on their measurement date by applying the following assumptions:

	June 30,	June 30,
	2024	2023
Risk-free interest rate	3.66%	3.83%
Expected life of options (years)	3 - 5	3 - 5
Expected volatility	117%	83%
Expected forfeiture rate	20%	21%
Expected dividend yield	nil	nil
Black-Scholes value of each Option[1]	$8.05	$3.80

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

For the three months ended June 30, 2024, the Company recorded $894 in share-based compensation expense related to RSUs and PSUs (for the three months ended June 30, 2023 – $648).

The following is a summary of the changes in the Company’s RSUs and PSUs during the three months ended June 30, 2024:

Number of RSUs and PSUs
Balance outstanding at March 31, 2024	1,272,299
RSUs and PSUs granted	710,088
RSUs and PSUs released	(54,758)
RSUs and PSUs cancelled and forfeited	(85,687)
Balance outstanding at June 30, 2024	1,841,942

21. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income includes the following components:

	Foreign currency translation adjustments	Changes of own credit risk of financial liabilities	Accumulated other comprehensive income (loss)
As at March 31, 2024	(31,178)	15,127	(16,051)
Disposal of consolidated entities	10,398	-	10,398
Extinguishment of promissory note and issuance of exchangeable shares	-	(15,127)	(15,127)
Other comprehensive loss	(768)	-	(768)
As at June 30, 2024	$(21,548)	$-	$(21,548)

	Foreign currency translation adjustments	Changes of own credit risk of financial liabilities	Accumulated other comprehensive income (loss)
As at March 31, 2023	$(30,261)	$16,401	$(13,860)
Settlement of unsecured senior notes, net of deferred income tax	-	(1,667)	(1,667)
Other comprehensive (loss) income	(7,160)	14,178	7,018
As at June 30, 2023	$(37,421)	$28,912	$(8,509)

22. NONCONTROLLING INTERESTS

The net change in the noncontrolling interests is as follows:

	Other	Total
As at March 31, 2024	139	139
Comprehensive income (loss)	-	-
Canopy USA Transaction	(139)	(139)
As at June 30, 2024	$-	$-

	BioSteel	Other	Total
As at March 31, 2023	$1,447	$140	$1,587
Comprehensive loss	(3,740)	-	(3,740)
Net loss attributable to redeemable noncontrolling interest	3,740	-	3,740
Ownership changes	(12)	-	(12)
As at June 30, 2023	$1,435	$140	$1,575

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

The following table represents the Company's financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair value measurement using
	Quoted	Significant
	prices in	other	Significant
	active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2024
Assets:
Short-term investments	$2,766	$-	$-	$2,766
Restricted short-term investments	7,691	-	-	7,691
Equity method investments	-	-	150,669	150,669
Other financial assets	59	-	289,473	289,532

March 31, 2024
Assets:
Short-term investments	$33,161	$-	$-	$33,161
Restricted short-term investments	7,310	-	-	7,310
Other financial assets	2,957	-	426,306	429,263
Liabilities:
Long-term debt	-	-	89,224	89,224
Other liabilities	-	-	18,983	18,983

The following table summarizes the valuation techniques and significant unobservable inputs in the fair value measurement of significant level 3 financial instruments:

Financial asset / financial liability	Valuation techniques	Significant unobservable inputs	Relationship of unobservable inputs to fair value
Canopy USA Equity Method Investment	Asset based approach	Probability of each Acreage scenario	Change in probability of occurrence in each scenario will result in a change in fair value
		Number of Acreage common shares to be issued	Increase or decrease in value and number of common shares will result in a decrease or increase in fair value
		Intrinsic value of Acreage	Increase or decrease in intrinsic value will result in an increase or decrease in fair value
		Control premium	Increase or decrease in estimated control premium will result in an increase or decrease in fair value
		Market access premium	Increase or decrease in estimated market access premium will result in an increase or decrease in fair value
		Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
		Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
		Expected future cash flows	Increase or decrease in expected future cash flows will result in an increase or decrease in fair value
		Volatility of Wana and Jetty equity	Increase or decrease in volatility will result in an increase or decrease in fair value
Elevate Loan Receivable	Lesser of discounted cash flow and debtor net assets	Equity value of Wana and Canopy USA	Increase or decrease in equity value will result in an increase or decrease in fair value
Acreage Debt	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value

24. REVENUE

Revenue is disaggregated as follows:

	Three months ended
	June 30,	June 30,
	2024	2023
Canada cannabis
Canadian adult-use cannabis[1]	$18,883	$24,271
Canadian medical cannabis[2]	18,795	15,622
	$37,678	$39,893

International markets cannabis	$10,082	$10,162
Storz & Bickel	$18,452	$18,073
This Works	$-	$6,017
Other	-	2,113

Net revenue	$66,212	$76,258

1Canadian adult-use net revenue during the three months ended June 30, 2024 reflects excise taxes of $7,517 (three months ended June 30, 2023 – $11,026).

2Canadian medical cannabis net revenue for the three months ended June 30, 2024 reflects excise taxes of $2,054 (three months ended June 30, 2023 – $1,360).

The Company recognizes variable consideration related to estimated future product returns and price adjustments as a reduction of the transaction price at the time revenue for the corresponding product sale is recognized. Net revenue reflects actual returns and variable consideration related to estimated returns and price adjustments in the amount of $1,200 for the three months ended June 30, 2024 (three months ended June 30, 2023 – $937). As of June 30, 2024, the liability for estimated returns and price adjustments was $4,201 (March 31, 2024 – $4,169).

25. OTHER INCOME (EXPENSE), NET

Other income (expense), net is disaggregated as follows:

	Three months ended
	June 30,	June 30,
	2024	2023
Fair value changes on other financial assets	$813	$65,118
Fair value changes on equity method investments	(75,970)	-
Fair value changes on debt	-	1,852
Fair value changes on acquisition related contingent consideration and other	(26,755)	6,776
Gain (charges) related to settlement of debt	22,119	(5,291)
Interest income	2,058	7,831
Interest expense	(21,143)	(32,185)
Foreign currency gain (loss)	33	(139)
Other income (expense), net	4,956	2,139
	$(93,889)	$46,101

26. INCOME TAXES

There have been no material changes to income tax matters in connection with normal course operations during the three months ended June 30, 2024.

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

See Note 3 for information regarding the Reorganization. In connection with the Reorganization and the Floating Share Arrangement Agreement, Canopy Growth irrevocably waived the Acreage Floating Option and subject to, among other things, the terms of the Floating Share Arrangement Agreement, Canopy USA will acquire all of the issued and outstanding Floating Shares. Following the implementation of the Reorganization, Canopy USA, holds certain U.S. cannabis investments previously held by the Company, which is expected to enable Canopy USA to consummate the acquisitions of Acreage, Wana and Jetty. On June 4, 2024, the Acreage Option was exercised and the closing of the transaction contemplated by the Acreage Option remains subject to certain closing conditions.

In connection with the Acreage Amended Arrangement, on September 23, 2020, an affiliate of the Company advanced US$50,000 ($66,995) to Universal Hemp, LLC, a wholly owned subsidiary of Acreage (“Acreage Hempco”) pursuant to a secured debenture (“Hempco Debenture”). In accordance with the terms of the Hempco Debenture, the funds advanced to Acreage Hempco cannot be used, directly or indirectly, in connection with or for any cannabis or cannabis-related operations in the United States, unless and until such operations comply with all applicable laws of the United States. The Hempco Debenture bears interest at a rate of 6.1% per annum and matures on September 23, 2030, or such earlier date in accordance with the terms of the Hempco Debenture. All interest payments made pursuant to the Hempco Debenture are payable in cash by Acreage Hempco. The Hempco Debenture is not convertible and is not guaranteed by Acreage. In connection with the Reorganization, as described in Note 3, on October 24, 2022, the Company transferred the Hempco Debenture to Canopy USA. As of April 30, 2024, the Hempco Debenture is no longer part of the

Company's consolidated assets due to the deconsolidation of the financial results of Canopy USA within the Company's financial statements (see Note 3).

28. COMMITMENTS AND CONTINGENCIES

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

For the purposes of these condensed interim consolidated financial statements, there have been no material changes with respect to provisions relating to legal proceedings that the Company is subject to since the Annual Report, except with respect to certain aspects of the legal proceedings disclosed below:

Request for arbitration

On December 29, 2023, a request for arbitration was made to the Company. Damages were being sought in the amount of US$32,667 against the Company based on alleged breaches of a Share Purchase Agreement (“SPA”), including breaches of the duty of good faith and honest performance in relation to certain milestone payments in the SPA. As of June 30, 2024, the request for arbitration has been withdrawn.

29. SEGMENT INFORMATION

Reportable segments

Prior to the three months ended September 30, 2022, the Company had the following two reportable segments: (i) global cannabis; and (ii) other consumer products. Following the completion of certain restructuring actions which were initiated in the three months ended March 31, 2022, and which were aligned with the Company's strategic review of its business, the Company has changed the structure of its internal management financial reporting. Accordingly, in the three months ended September 30, 2022, the Company began reporting its financial results for the following four reportable segments:

•
Canada cannabis - includes the production, distribution and sale of a diverse range of cannabis, hemp and cannabis-related products in Canada pursuant to the Cannabis Act and cannabis-related areas such as merchandise and clinics;
•
International markets cannabis - includes the production, distribution and sale of a diverse range of cannabis and hemp products internationally pursuant to applicable international legislation, regulations and permits. Priority markets include medical cannabis in Australia and Europe where the Company offers branded high-quality flower, oil and extract products under the Company's recognized Spectrum Therapeutics, Canopy Medical and Tweed brands, as well as the Company's Storz & Bickel® (“Storz & Bickel”) line of medically approved vaporizers in Australia;
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

	Three months ended
	June 30,	June 30,
	2024	2023
Segmented net revenue
Canada cannabis	$37,678	$39,893
International markets cannabis	10,082	10,162
Storz & Bickel	18,452	18,073
This Works	-	6,017
Other	-	2,113
	$66,212	$76,258
Segmented gross margin:
Canada cannabis	$12,094	$(268)
International markets cannabis	3,625	3,481
Storz & Bickel	7,312	7,707
This Works	-	2,895
Other	-	(53)
	23,031	13,762
Selling, general and administrative expenses	47,968	62,763
Share-based compensation	4,151	3,717
Loss on asset impairment and restructuring	20	1,934
Operating loss	(29,108)	(54,652)
Other income (expense), net	(93,889)	46,101
Loss before incomes taxes	$(122,997)	$(8,551)

Asset information by segment is not provided to, or reviewed by, the Company’s CODM as it is not used to make strategic decisions, allocate resources, or assess performance.

Entity-wide disclosures

Disaggregation of net revenue by geographic area:

	Three months ended
	June 30,	June 30,
	2024	2023
Canada	$37,678	$41,532
Germany	15,514	11,748
United States	8,615	11,640
Other	4,405	11,338
	$66,212	$76,258

Disaggregation of property, plant and equipment by geographic area:

	June 30,	March 31,
	2024	2024
Canada	$264,529	$266,086
Germany	50,300	50,527
Other	193	3,490
	$315,022	$320,103

For the three months ended June 30, 2024, no customer represented more than 10% of the Company’s net revenue (three months ended June 30, 2023 – two).

30. SUBSEQUENT EVENTS

ATM Program

Since June 30, 2024, the Company sold an additional 3,699,539 common shares under the ATM Program for gross proceeds of $32,712.

Amended Credit Agreement

On August 8, 2024, the Company entered into an amendment (the “Amending Agreement”) with all of the lenders to its Credit Facility under the Credit Agreement dated March 18, 2021, as amended on October 24, 2022 and July 13, 2023, among the Company and 11065220 Canada Inc., as borrowers, the lenders party thereto and Wilmington Trust, National Association, as administrative and collateral agent. Pursuant to the terms of the Amending Agreement, the Maturity Date of the Credit Facility was extended to December 18, 2026 and a mandatory US$97.5 million prepayment of the Credit Facility at 97.5% of par thereby reducing the outstanding amount of the Credit Facility by US$100 million is required to be made by December 31, 2024. In addition, the Maturity Date of the Credit Facility will be further extended to September 18, 2027 if an optional prepayment on the same terms is made on or before March 31, 2025. The Amending Agreement also includes changes to certain negative covenants, repayment provisions in the event of divestitures and events of default.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This Management’s Discussion and Analysis (“MD&A”) should be read together with other information, including our unaudited condensed interim consolidated financial statements and the related notes to those statements included in Part I, Item 1 of this Quarterly Report (the “Interim Financial Statements”), our consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended March 31, 2024 (the “Annual Report”), Part I, Item 1A, Risk Factors, of the Annual Report and Part II, Item 1A, Risk Factors, of this Quarterly Report. This MD&A provides additional information on our business, recent developments, financial condition, cash flows and results of operations, and is organized as follows:

•
Part 1 - Business Overview. This section provides a general description of our business, which we believe is important in understanding the results of our operations, financial condition, and potential future trends.

•
Part 2 - Results of Operations. This section provides an analysis of our results of operations for the first quarter of fiscal 2025 in comparison to the first quarter of fiscal 2024.

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

Forward-looking statements include, but are not limited to, statements with respect to:

•
laws and regulations and any amendments thereto applicable to our business and the impact thereof, including uncertainty regarding the application of U.S. state and federal law to hemp (including CBD) products and the scope of any regulations by the U.S. Food and Drug Administration, the U.S. Drug Enforcement Administration, the U.S. Federal Trade Commission, the U.S. Patent and Trademark Office, the U.S. Department of Agriculture and any state equivalent regulatory agencies over hemp (including CBD) products;
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
•
the timing and outcome of the Floating Share Arrangement (as defined below), the anticipated benefits of the Floating Share Arrangement, the anticipated timing and occurrence of closing the acquisition of the Fixed Shares (as defined below) of Acreage Holdings, Inc. (“Acreage”) pursuant to the exercise of the Acreage Option (as defined below), the anticipated timing and occurrence of the acquisition the Floating Shares (as defined below) by Canopy USA, the satisfaction or waiver of the closing conditions set out in the Floating Share Arrangement Agreement (as defined below) and the Existing Acreage Arrangement Agreement (as defined below), including receipt of all regulatory approvals;

•
the anticipated timing and occurrence of the acquisition of Mountain High Products, LLC pursuant to the exercise of the Wana Option (as defined below);
•
the timing and occurrence of the final tranche closing in connection with the acquisition of Jetty (as defined below) pursuant to the exercise of the Jetty Option (as defined below);
•
the issuance of additional common shares of the Company (each whole share, a “Canopy Share” or a “Share”) to satisfy the payments to eligible participants to the existing tax receivable bonus plans of HSCP (as defined below), to satisfy any deferred and/or option exercise payments to the shareholders of Wana (as defined below) and Jetty and the issuance of additional Non-Voting Shares (as defined below) issuable to Canopy Growth from Canopy USA in consideration thereof;
•
the acquisition of additional Canopy USA Common Shares (as defined below) in connection with the Trust Transaction (as defined below), including any warrants of Canopy USA issued to the Trust (as defined below) in accordance with the Trust SPA (as defined below);
•
the anticipated extension to the maturity date of the Credit Facility (as defined below) and the timing and occurrence of any prepayments of the Credit Facility in connection with the Amending Agreement (as defined below);
•
expectations regarding the potential success of, and the costs and benefits associated with, our acquisitions, strategic alliances, equity investments and dispositions;
•
the grant, renewal and impact of any license or supplemental license to conduct activities with cannabis or any amendments thereof;
•
our international activities, including required regulatory approvals and licensing, anticipated costs and timing, and expected impact;
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
•
the ongoing impact of developing provincial, state, territorial and municipal regulations pertaining to the sale and distribution of cannabis, the related timing and impact thereof, as well as the restrictions on federally regulated cannabis producers participating in certain retail markets and our intentions to participate in such markets to the extent permissible;
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

The forward-looking statements contained herein are based upon certain material assumptions, including: (i) management’s perceptions of historical trends, current conditions and expected future developments; (ii) our ability to generate cash flow from operations; (iii) general economic, financial market, regulatory and political conditions in which we operate; (iv) the production and manufacturing capabilities and output from our facilities, strategic alliances and equity investments; (v) consumer interest in our products; (vi) competition; (vii) anticipated and unanticipated costs; (viii) government regulation of our activities and products including but not limited to the areas of taxation and environmental protection; (ix) the timely receipt of any required regulatory authorizations, approvals, consents, permits and/or licenses; (x) our ability to obtain qualified staff, equipment and services in a timely and cost-efficient manner; (xi) our ability to conduct operations in a safe, efficient and effective manner; (xii) our ability to realize anticipated benefits, synergies or generate revenue, profits or value from our recent acquisitions into our existing operations; and (xiii) other considerations that management believes to be appropriate in the circumstances. While our management considers these assumptions to be reasonable based on information currently available to management, there is no assurance that such expectations will prove to be correct.

By their nature, forward-looking statements are subject to inherent risks and uncertainties that may be general or specific and which give rise to the possibility that expectations, forecasts, predictions, projections or conclusions will not prove to be accurate, that assumptions may not be correct and that objectives, strategic goals and priorities will not be achieved. A variety of factors, including known and unknown risks, many of which are beyond our control, could cause actual results to differ materially from the forward-looking statements in this Quarterly Report and other reports we file with, or furnish to, the Securities and Exchange Commission (the “SEC”) and other regulatory agencies and made by our directors, officers, other employees and other persons authorized to speak on our behalf. Such factors include, without limitation, our limited operating history; our ability to continue as a going concern; risks that we may be required to write down intangible assets, including goodwill, due to impairment; the adequacy of our capital resources and liquidity, including but not limited to, availability of sufficient cash flow to execute our business plan (either within the expected timeframe or at all); our ability to maintain an effective system of internal control; the diversion of management time on matters related to Canopy USA; the ability of parties to certain transactions to receive, in a timely manner and on satisfactory terms, the necessary regulatory approvals; the risks that the Trust’s future ownership interest in Canopy USA is not quantifiable, and the Trust may have significant ownership and influence over Canopy USA; the risks relating to the conditions set forth in the Floating Share Arrangement Agreement and the Existing Acreage Arrangement Agreement not being satisfied or waived; the risks related to Acreage’s financial statements expressing doubt about its ability to continue as a going concern; the risks in the event that Acreage cannot satisfy its debt obligations as they become due; volatility in and/or degradation of general economic, market, industry or business conditions; risks relating to our current and future operations in emerging markets; compliance with applicable environmental, economic, health and safety, energy and other policies and regulations and in particular health concerns with respect to vaping and the use of cannabis products in vaping devices; risks and uncertainty regarding future product development; changes in regulatory requirements in relation to our business and products; our reliance on licenses issued by and contractual arrangements with various federal, state and provincial governmental authorities; inherent uncertainty associated with projections; future levels of revenues and the impact of increasing levels of competition; third-party manufacturing risks; third-party transportation risks; inflation risks; our exposure to risks related to an agricultural business, including wholesale price volatility and variable product quality; changes in laws, regulations and guidelines and our compliance with such laws, regulations and guidelines; risks relating to inventory write downs; risks relating to our ability to refinance debt as and when required on terms favorable to us and to comply with covenants contained in our debt facilities and debt instruments; risks associated with jointly owned investments; our ability to manage disruptions in credit markets or changes to our credit ratings; the success or timing of completion of ongoing or anticipated capital or maintenance projects; risks related to the integration of acquired businesses; the timing and manner of the legalization of cannabis in the United States; business strategies, growth opportunities and expected investment; counterparty risks and liquidity risks that may impact our ability to obtain loans and other credit facilities on favorable terms; the potential effects of judicial, regulatory or other proceedings, litigation or threatened litigation or proceedings, or reviews or investigations, on our business, financial condition, results of operations and cash flows; risks associated with divestment and restructuring; the anticipated effects of actions of third parties such as competitors, activist investors or federal, state, provincial, territorial or local regulatory authorities, self-regulatory organizations, plaintiffs in litigation or persons threatening litigation; consumer demand for cannabis and hemp products; the implementation and effectiveness of key personnel changes; risks related to stock exchange restrictions; risks related to the protection and enforcement of our intellectual property rights; the risks related to our exchangeable shares (the “Exchangeable Shares”) having different rights from our common shares and there may never be a trading market for the Exchangeable Shares; future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses; and the factors discussed under the heading “Risk Factors” in the Annual Report and in Item 1A of Part II of this Quarterly Report. Readers are cautioned to consider these and other factors, uncertainties and potential events carefully and not to put undue reliance on forward-looking statements.

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

Our cannabis cultivation operations are focused in two facilities, our greenhouse facility in Kincardine, Ontario and the DOJA facility in Kelowna, British Columbia. We believe that the cultivation capacity in the Kincardine facility and the DOJA facility, as well as externally sourced cannabis flower supply can meet the current demand for our premium dried flower. The receipt of our European Union Good Manufacturing Practices (“EU GMP”) certification at the Kincardine facility enables us to continue exporting certified medical cannabis to medical markets in Europe as well as other medical cannabis markets around the world.

Our licensed operational capacity in Canada includes advanced manufacturing capability for oil and softgel encapsulation, pre-rolled joints (“PRJ”) (infused and non-infused), and hash production, which is primarily completed at our Smiths Falls, Ontario facility. Through our in-house manufacturing capabilities of adult-use cannabis products, we can process and package bulk cannabis flower, PRJ and vape products, whether internally or externally sourced, into high quality cannabis products. Our remaining products are manufactured through an adaptive third-party sourcing model for all cannabis beverages, edibles, and extracts. We are confident that our production and manufacturing capabilities and know-how are sufficient to meet the diverse needs of our adult-use and medical cannabis consumers in Canada.

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

Our Canopy Medical and Spectrum Therapeutics brands continue to serve the medical market in Europe and Australia. Our European medical cannabis business operates in accordance with the specific regulatory framework in place in the relevant jurisdictions, including supplying EU GMP compliant pharmaceutical products. In Australia, Spectrum Therapeutics continues to support Australian medical patients through imported products.

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

Segment Reporting

Prior to the second quarter of fiscal 2023, we had the following two reportable segments: (i) global cannabis; and (ii) other consumer products. Following the completion of certain restructuring actions which were initiated in the fourth quarter of fiscal 2022, and which were aligned with our strategic review of our business, we have changed the structure of our internal management financial reporting. We now report our financial results for the following four reportable segments:

•
Canada cannabis - includes the production, distribution and sale of a diverse range of cannabis, hemp and cannabis-related products in Canada pursuant to the Cannabis Act and cannabis-related areas such as merchandise and clinics;
•
International markets cannabis - includes the production, distribution and sale of a diverse range of cannabis and hemp products internationally pursuant to applicable international legislation, regulations and permits. Priority markets include medical cannabis in Australia and Europe where the Company offers branded high-quality flower, oil and extract products under our recognized Spectrum Therapeutics, Canopy Medical and Tweed brands, as well as the Company's Storz & Bickel® (“Storz & Bickel”) line of medically approved vaporizers in Australia;
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

Canopy USA

On October 24, 2022, Canopy Growth completed a number of strategic transactions (the “Reorganization”) in connection with the creation of Canopy USA, a U.S.-domiciled holding company wherein, as of October 24, 2022, Canopy USA, holds certain U.S. cannabis investments previously held by Canopy Growth.

Following the creation of Canopy USA, the Nasdaq communicated its position to the Company stating that companies that consolidate “the assets and revenues generated from activities in violation under federal law cannot continue to list on Nasdaq”. Since the Company is committed to compliance with the listing requirements of the Nasdaq, the Company and Canopy USA effectuated certain changes to the initial structure of the Company’s interest in Canopy USA that were intended to facilitate the deconsolidation of the financial results of Canopy USA within the Company’s financial statements. These changes included, among other things, modifying the terms of the Protection Agreement (as defined below) between the Company, its wholly-owned subsidiary and Canopy USA as well as the terms of Canopy USA’s limited liability company agreement and amending the terms of certain agreements with third-party investors in Canopy USA to eliminate any rights to guaranteed returns (collectively, the “Reorganization Amendments”). On May 19, 2023, the Company and Canopy USA implemented the Reorganization Amendments, which included, entering into the First A&R Protection Agreement (as defined below) and amending and restating Canopy USA’s limited liability company agreement (the “A&R LLC Agreement”) in order to: (i) eliminate certain negative covenants that were previously granted by Canopy USA in favor of the Company as well as delegating to the managers of the Canopy USA Board (as defined below) not appointed by Canopy Growth the authority to approve the following key decisions (collectively, the “Key Decisions”): (a) the annual business plan of Canopy USA; (b) decisions regarding the executive officers of Canopy USA and any of its subsidiaries; (c) increasing the compensation, bonus levels or other benefits payable to any current, former or future employees or managers of Canopy USA or any of its subsidiaries; (d) any other executive compensation plan matters of Canopy USA or any of its subsidiaries; and (e) the exercise of the Wana Options (as defined below) or the Jetty Options (as defined below), which for greater certainty means that the Company’s nominee on the Canopy USA Board will not be permitted to vote on any Key Decisions while the Company owns Non-Voting Shares; (ii) reduce the number of managers on the Canopy USA Board from four to three, including, reducing the Company’s nomination right to a single manager; (iii) amend the share capital of Canopy USA to, among other things, (a) create a new class of Canopy USA Class B Shares (as defined below), which may not be issued prior to the conversion of the Non-Voting Shares or the Class A shares of Canopy USA (the “Canopy USA Common Shares”) into Canopy USA Class B Shares; (b) amend the terms of the Non-Voting Shares such that the Non-Voting Shares will be convertible into Canopy USA Class B Shares (as opposed to Canopy USA Common Shares); and (c) amend the terms of the Canopy USA Common Shares such that upon conversion of all of the Non-Voting Shares into Canopy

USA Class B Shares, the Canopy USA Common Shares will, subject to their terms, automatically convert into Canopy USA Class B Shares, provided that the number of Canopy USA Class B Shares to be issued to the former holders of the Canopy USA Common Shares will be equal to no less than 10% of the total issued and outstanding Canopy USA Class B Shares following such issuance. Accordingly, as a result of the Reorganization Amendments, in no circumstances will the Company, at the time of such conversions, own more than 90% of the Canopy USA Class B Shares.

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

On November 3, 2023, the Company received a letter from the staff of the SEC (the “Staff”) in which the Staff indicated that, despite the Reorganization Amendments, it would object to the deconsolidation of the financial results of Canopy USA from the Company's financial statements in accordance with U.S. GAAP once Canopy USA acquires Wana, Jetty or the Fixed Shares of Acreage. The Company subsequently had discussions with the Office of Chief Accountant of the SEC (the “OCA”) and determined to make certain additional amendments to the structure of Canopy USA (the “Additional Reorganization Amendments”) to facilitate the deconsolidation of Canopy USA from the financial results of Canopy Growth in accordance with U.S. GAAP upon Canopy USA’s acquisition of Wana, Jetty or Acreage. In connection with the Additional Reorganization Amendments, Canopy USA and its members entered into a second amended and restated limited liability company agreement (the “Second A&R LLC Agreement”). In accordance with the terms of the Second A&R LLC Agreement, the terms of the Non-Voting Shares have been amended such that the Non-Voting Shares are only convertible into Canopy USA Class B Shares following the date that the NASDAQ Stock Market or The New York Stock Exchange permit the listing of companies that consolidate the financial statements of companies that cultivate, distribute or possess marijuana (as defined in 21 U.S.C 802) in the United States (the “Stock Exchange Permissibility Date”). Based on the Company’s discussions with the OCA, upon effectuating the Additional Reorganization Amendments, the Company believes that the Staff would not object to the deconsolidation of the financial results of Canopy USA from the Company’s financial statements in accordance with U.S. GAAP.

Following the Reorganization, Reorganization Amendments and Additional Reorganization Amendments, on May 6, 2024, Canopy USA exercised the options (the “Wana Options”) to acquire Mountain High Products, LLC, Wana Wellness, LLC and The Cima Group, LLC (collectively, “Wana”) leading cannabis edibles brand in North America and subsequently closed the transactions to acquire Wana Wellness, LLC and The Cima Group, LLC. In addition, Canopy USA exercised the options (the “Jetty Options”) to acquire Lemurian, Inc. (“Jetty”) a California-based producer of high-quality cannabis extracts and pioneer of clean vape technology and subsequently completed the first tranche closing to acquire Jetty. On June 4, 2024, the option to acquire the issued and outstanding Class E subordinate voting shares (the “Fixed Shares”) of Acreage (the “Acreage Option”) was exercised. Canopy USA also holds direct and indirect interests in the capital of TerrAscend Corp. (“TerrAscend”), a leading North American cannabis operator with vertically integrated operations and a presence in Pennsylvania, New Jersey, Michigan and California as well as licensed cultivation and processing operations in Maryland.

Canopy USA holds an ownership interest in the following assets, among others:

•
Wana – 100% of the membership interest of Wana Wellness, LLC and The Cima Group, LLC and has exercised the option to acquire 100% of the membership interests of Mountain High Products, LLC.
•
Jetty – approximately 75% of the shares of Jetty.
•
Acreage – On June 4, 2024, the Acreage Option was exercised, representing approximately 70% of the total shares of Acreage, at a fixed share exchange ratio of 0.03048 of a common share of Canopy Growth per Fixed Share, as adjusted in accordance with the terms of the Existing Acreage Arrangement Agreement. Concurrently with the closing of the acquisition of the Fixed Shares pursuant to the exercise of the Acreage Option, the Fixed Shares will be issued to Canopy USA. In addition, Canopy USA has agreed to acquire all of the issued and outstanding Class D subordinate voting shares of Acreage (the “Floating

Shares”) by way of a court-approved plan of arrangement (the “Floating Share Arrangement”) in exchange for 0.045 of a common share of Canopy Growth for each Floating Share held. Accordingly, we will not hold any Fixed Shares or Floating Shares. Acreage is a leading vertically-integrated multi-state cannabis operator, with its main operations in densely populated states across the Northeast U.S. including New Jersey and New York.
•
TerrAscend – Canopy USA’s direct and indirect interests in TerrAscend include: (i) 63,492,037 exchangeable shares in the capital of TerrAscend (the “TerrAscend Exchangeable Shares”), (ii) an option to purchase 1,072,450 TerrAscend common shares (the “TerrAscend Common Shares”) for an aggregate purchase price of $1.00 (the “TerrAscend Option”) and (iii) 22,474,130 TerrAscend Common Share purchase warrants with a weighted average exercise price of $6.07 per TerrAscend Common Share and expiring on December 31, 2032 (the “TerrAscend Warrants”). The TerrAscend Exchangeable Shares can be converted into TerrAscend Common Shares at Canopy USA's option, subject to the terms of the A&R Protection Agreement.

Following the implementation of the Reorganization, Canopy USA was determined to be a variable interest entity pursuant to ASC 810 - Consolidations (“ASC 810”) and prior to the completion of the Reorganization Amendments and the Additional Reorganization Amendments, Canopy Growth was determined to be the primary beneficiary of Canopy USA. As a result of such determination and in accordance with ASC 810, Canopy Growth consolidated the financial results of Canopy USA up to April 30, 2024.

Ownership of U.S. Cannabis Investments

Following the implementation of the Reorganization, the shares and interests in Acreage, Wana, Jetty and TerrAscend are held, directly or indirectly, by Canopy USA, and Canopy Growth no longer holds a direct interest in any shares or interests in such entities, other than the Acreage Option, which was exercised on June 4, 2024. Canopy Growth holds non-voting and non-participating shares (the “Non-Voting Shares”) in the capital of Canopy USA. The Non-Voting Shares do not carry voting rights, rights to receive dividends or other rights upon dissolution of Canopy USA. Following the Reorganization Amendments, the Non-Voting Shares are convertible into Class B shares of Canopy USA (the “Canopy USA Class B Shares”), provided that such conversion shall only be permitted following the Stock Exchange Permissibility Date. The Company also has the right (regardless of the fact that its Non-Voting Shares are non-voting and non-participating) to appoint one member to the Canopy USA board of managers (the “Canopy USA Board”).

On October 24, 2022, Canopy USA and the Company also entered into an agreement with, among others, Nancy Whiteman, the controlling shareholder of Wana, which was amended and restated on May 19, 2023 and on April 30, 2024, whereby subsidiaries of Canopy USA agreed to pay additional consideration in order to acquire the Wana Options and the future payments owed in connection with the exercise of the Wana Options were reduced to US$3.00 in exchange for the issuance of Canopy USA Common Shares and Canopy Growth common shares (the “Wana Amending Agreement”). In accordance with the terms of the Wana Amending Agreement, on April 30, 2024, (i) Canopy USA issued 60,955,929 Canopy USA Common Shares and (ii) Canopy Growth issued 1,086,279 Canopy Growth common shares to the shareholders of Wana. The Canopy USA Common Shares issued to Ms. Whiteman, or entities controlled by Ms. Whiteman, are subject to a repurchase right exercisable at any time after April 30, 2027, being the 36 month anniversary of the closing of the transaction contemplated by the Wana Amending Agreement (the “Wana Repurchase Right”) to repurchase all Canopy USA Common Shares that have been issued at a price per Canopy USA Common Share equal to the fair market value as determined by an appraiser. As part of this agreement, Canopy USA has granted Ms. Whiteman the right to appoint one member to the Canopy USA Board and a put right on the same terms and conditions as the Wana Repurchase Right.

As of August 8, 2024, the Trust holds 28,571,429 Canopy USA Common Shares, the shareholders of Wana collectively hold 60,955,929 Canopy USA Common Shares and a wholly-owned subsidiary of the Company holds all of the issued and outstanding Non-Voting Shares in the capital of Canopy USA, representing approximately 72.3% of the issued and outstanding shares in Canopy USA on an as-converted basis.

Canopy Growth and Canopy USA are also parties to a protection agreement (the “Protection Agreement”) to provide for certain covenants in order to preserve the value of the Non-Voting Shares held by Canopy Growth until such time as the Non-Voting Shares are converted in accordance with their terms, provided that, such conversion shall only be permitted following the Stock Exchange Permissibility Date, but does not provide Canopy Growth with the ability to direct the business, operations or activities of Canopy USA. The Protection Agreement was amended and restated in connection with: (a) the Reorganization Amendments (the “First A&R Protection Agreement”); and (b) the Additional Reorganization Amendments (the “Second A&R Protection Agreement” and together with the First A&R Protection Agreement, the “A&R Protection Agreement”).

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

Acreage Agreements

On October 24, 2022, Canopy Growth entered into an arrangement agreement with Canopy USA and Acreage, as amended (the “Floating Share Arrangement Agreement”), pursuant to which, subject to approval of the holders of the Floating Shares and the terms and conditions of the Floating Share Arrangement Agreement, Canopy USA will acquire all of the issued and outstanding Floating Shares by way of a court-approved plan on arrangement under the Business Corporations Act (British Columbia) (the “Floating Share Arrangement”) in exchange for 0.045 of a Company common share for each Floating Share held. In connection with the Floating Share Arrangement Agreement, Canopy Growth has irrevocably waived the right to acquire all of the issued and outstanding Floating Shares (the “Acreage Floating Option”) existing under the Existing Acreage Arrangement Agreement.

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

In addition to shareholder and court approvals, the Floating Share Arrangement is subject to applicable regulatory approvals including, but not limited to, TSX approval and the satisfaction of certain other closing conditions, including the conditions set forth in the amended and restated plan of arrangement (the “Acreage Amended Arrangement”) implemented by Canopy Growth and Acreage on September 23, 2020 in connection with the Existing Acreage Arrangement Agreement. The Floating Share Arrangement received the requisite approval from the holders of Floating Shares at the special meeting of Acreage shareholders held on March 15, 2023 and on March 20, 2023 Acreage obtained a final order from the Supreme Court of British Columbia approving the Floating Share Arrangement.

On June 4, 2024, the Acreage Option was exercised in accordance with the terms of the arrangement agreement dated April 18, 2019, as amended on May 15, 2019, September 23, 2020 and November 17, 2020 (the “Existing Acreage Arrangement Agreement”), with such exercise being completed in advance of the Exercise Outside Date (as defined in the Floating Share Arrangement Agreement). Concurrently with the closing of the acquisition of the Fixed Shares pursuant to the exercise of the Acreage Option, the Fixed Shares will be issued to Canopy USA. Accordingly, Canopy Growth will not hold any Fixed Shares or Floating Shares. Completion of the acquisition of the Fixed Shares is subject to the satisfaction of certain conditions set forth in the Existing Acreage Arrangement Agreement. The acquisition of the Floating Shares pursuant to the Floating Share Arrangement is anticipated to occur immediately prior to the acquisition of the Fixed Shares pursuant to the Existing Acreage Arrangement Agreement such that 100% of the issued and outstanding shares of Acreage will be owned by Canopy USA on closing of the acquisition of both the Fixed Shares and the Floating Shares.

On June 3, 2024, the Company exercised its option to acquire certain outstanding debt of Acreage (the “Debt Acquisition”) in connection with the option agreement dated November 15, 2022 (the “Option Agreement”) among a wholly-owned subsidiary of Canopy Growth (the “Optionor”) and the lenders (the “Lenders”) party to Acreage’s credit agreement dated as of December 16, 2021, as amended by the first amendment to credit agreement dated as of October 24, 2022 and the second amendment to credit agreement dated as of April 28, 2023.

The Optionor entered into various agreements in connection with the Debt Acquisition in order to acquire approximately US$99.8 million of Acreage’s outstanding debt (the “Acquired Debt”) from certain Lenders in exchange for US$69.8 million in cash and the release of approximately US$30.1 million (the “Option Premium”) that was held in escrow pursuant to the Option Agreement. As reported in the Annual Report, the Option Premium was not included in Canopy Growth’s cash and cash equivalents as of March 31, 2024.

The Optionor subsequently transferred approximately US$2.2 million of the Acquired Debt to the other Lender (the “Rolling Lender”) and entered into a series of agreements with the Rolling Lender whereby the Optionor acquired a call right (the “Call Right”) over the Rolling Lender’s approximately US$45.6 million remaining interest in Acreage’s debt (the “Rolling Interest”). If the Optionor exercises the Call Right before September 15, 2024, the purchase price for the Rolling Interest will be equal to the amount of the Rolling Interest being acquired; however if the Optionor exercises the Call Right on or after September 15, 2024 and on or prior to

January 14, 2025, the purchase price for the Rolling Interest will be 107.125% of the amount of the Rolling Interest being acquired; and if the Optionor exercises the Call Right on or after January 15, 2025, the purchase price for the Rolling Interest will be 114.25% of the amount of the Rolling Interest being acquired. The Optionor has also granted the Rolling Lender a put right in respect of the Rolling Interest exercisable on or after January 15, 2025 with a purchase price of 114.25% of the amount of the Rolling Interest subject to the put right.

The Optionor, the Rolling Lender and Acreage also entered into an amended and restated credit agreement in respect of the Acquired Debt, which provides for, among other things, certain interest payments to be paid-in-kind, revisions to certain financial covenants and, following certain events, a maturity date extension.

Recent Developments

Canopy USA

As described above, Canopy Growth has implemented the Reorganization Amendments and the Additional Reorganization Amendments and Canopy USA subsequently completed the first tranche closing of the Trust Transaction and exercised the Wana Options and the Jetty Options, such that we will not consolidate the financial results of Canopy USA as of April 30, 2024. Following the implementation of the Reorganization, Canopy USA was determined to be a variable interest entity pursuant to ASC 810 and prior to the completion of the Reorganization Amendments and the Additional Reorganization Amendments, Canopy Growth was determined to be the primary beneficiary of Canopy USA. As a result of such determination and in accordance with ASC 810, Canopy Growth consolidated the financial results of Canopy USA up to April 30, 2024.

Deconsolidation of Canopy USA

As of April 30, 2024, as a result of the series of transactions related to the Additional Reorganization Amendments described above (the “Canopy USA Transactions”), Canopy Growth has deconsolidated the financial results of Canopy USA and has a non-controlling interest in Canopy USA as of such date. The deconsolidation of Canopy USA occurred after completion of the following structural amendments: (i) execution of the Second A&R LLC Agreement, (ii) execution of the Second A&R Protection Agreement and (iii) completion of the initial tranche closing of the Trust Transaction, which included the election of a third member to the Canopy USA Board such that the Canopy USA Board is comprised of an appointee from the Trust, Ms. Whiteman, and the Company.

Canopy Growth's deconsolidation of Canopy USA resulted in recognition of an equity method investment and a loan receivable recorded at fair value.

Balance Sheet Deleveraging Initiatives

On April 18, 2024, the Company entered into an exchange agreement (the “April 2024 Exchange Agreement”) with Greenstar Canada Investment Limited Partnership (“Greenstar”), an affiliate of Constellation Brands, Inc., pursuant to which Greenstar converted approximately $81.2 million of the principal amount of the $100 million principal amount of a promissory note (the “CBI Note”) into 9,111,549 Exchangeable Shares (the “Note Exchange”), calculated based on a price per Exchangeable Share equal to $8.91. Pursuant to the terms of the April 2024 Exchange Agreement, all accrued but unpaid interest on the CBI Note together with the remaining principal amount of the CBI Note was cancelled and forgiven for no additional consideration by Greenstar. Following the closing of the Note Exchange, there is no outstanding balance owing under the CBI Note and the CBI Note has been cancelled.

On April 29, 2024 and June 28, 2024, the Company repurchased additional outstanding principal amounts under the Credit Facility (the "First Quarter 2025 Paydowns"). The First Quarter 2025 Paydowns resulted in an aggregate principal reduction of $11.2 million (US$8.2 million) for a cash payment of $11.2 million (US$8.2 million).

May 2024 Convertible Debenture

On May 2, 2024, the Company entered into an exchange and subscription agreement (the “Exchange and Subscription Agreement”) with a single institutional investor (the “May 2024 Investor”) pursuant to which, among other things, the May 2024 Investor delivered to the Company approximately $27.5 million aggregate principal amount of outstanding Supreme Debentures (as defined below) and Accretion Debentures (as defined below) held by the May 2024 Investor and paid the Company approximately US$50 million in exchange for the Company issuing to the May 2024 Investor (i) a new senior unsecured convertible debenture of the Company (the “May 2024 Convertible Debenture”) with an aggregate principal amount of approximately $96.4 million maturing five years from the closing date (the “Closing Date”) of the transaction (the “Transaction”) and (ii) 3,350,430 common share purchase warrants (the “May 2024 Investor Warrants”) of the Company. Each May 2024 Investor Warrant entitles the holder to acquire one Canopy Share at an exercise price equal to $16.18 per Canopy Share for a period of five years from the Closing Date. The May 2024 Convertible Debenture bears interest at a rate of 7.50% per annum, payable in semi-annual payments in cash or, at the option of the Company, in Canopy Shares for the first four semi-annual interest payments after the Closing Date, subject to satisfaction of certain conditions, including the prior approval of the TSX.

The Exchange and Subscription Agreement granted the May 2024 Investor, for a period of four months from the Closing Date (the “Agreement ROFR Term”), a right of first refusal to subscribe for, and to be issued, as the sole investor in any proposed non-brokered private placement that the Company wishes to complete during the Agreement ROFR Term (the “Proposed Private Placement”); provided, however, that the May 2024 Investor shall subscribe for 100% of the Proposed Private Placement on the same terms and conditions contemplated in the Proposed Private Placement.

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

Canadian Federal Budget Proposals

For capital gains realized on or after June 25, 2024, proposals in the Federal Budget released on April 16, 2024, and draft legislation released on June 10, 2024 (collectively the “2024 Budget Proposals”), would generally increase the capital gains inclusion rate from one-half to two-thirds for corporations and trusts, and from one-half to two-thirds for individuals on the portion of capital gains realized, including capital gains realized indirectly through a trust or partnership, in a taxation year (or in each case the portion of the year beginning on June 25, 2024, in the case of the 2024 taxation year) that exceed $250,000. Under the 2024 Budget Proposals, two-thirds of capital losses realized prior to 2024 will be deductible against capital gains included in income at the two-thirds inclusion rate such that a capital loss will offset an equivalent capital gain regardless of the inclusion rate. Revised alternative minimum tax rules were enacted on June 20, 2024, which may increase a shareholder’s liability for such tax.

Part 2 - Results of Operations

The results of operations presented below reports the financial performance of the continuing operations of Canopy Growth for the three months ended June 30, 2024. Further to Note 4 in the Company’s accompanying financial statements, the BioSteel segment results for all periods prior to the September 14, 2023 and November 16, 2023, being the effective dates of deconsolidation as a result of the CCAA Proceedings (as defined below), are classified as discontinued operations and therefore are excluded from continuing operations.

On September 14, 2023 Canopy Growth ceased funding the operations of BioSteel Canada and commenced proceedings (the "CCAA Proceedings") under the Companies' Creditors Arrangement Act (the "CCAA") in the Ontario Superior Court of Justice (Commercial List) (the "CCAA Court") and sought and obtained recognition of that proceeding under Chapter 15 of the United States Bankruptcy Code.

Discussion of First Quarter of Fiscal 2025 Results of Operations

	Three months ended June 30,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2024	2023	$ Change	% Change
Selected consolidated financial information:
Net revenue	$66,212	$76,258	$(10,046)	(13%)
Gross margin percentage	35%	18%	-	1,700 bps
Net loss from continuing operations	$(129,191)	$(10,569)	$(118,622)	(1,122%)
Net loss from continuing operations attributable to Canopy Growth Corporation	$(129,191)	$(10,569)	$(118,622)	(1,122%)
Basic and diluted loss per share from continuing operations[1,2]	$(1.63)	$(0.19)	$(1.44)	(758%)

[1] For the three months ended June 30, 2024, the weighted average number of outstanding common shares, basic and diluted, totaled 79,243,020 (three months ended June 30, 2023 - 55,045,936).
[2] Prior year share and per share amounts have been retrospectively adjusted to reflect the Share Consolidation, which became effective on December 15, 2023.

Revenue

We report net revenue in four segments: (i) Canada cannabis; (ii) international markets cannabis; (iii) Storz & Bickel; and (iv) This Works. Revenue derived from the remainder of our operations are included within "other". The following table presents segmented net revenue for the three months ended June 30, 2024 and 2023:

Net Revenue	Three months ended June 30,
(in thousands of Canadian dollars)	2024	2023	$ Change	% Change
Canada cannabis
Canadian adult-use cannabis[1]	$18,883	$24,271	$(5,388)	(22%)
Canadian medical cannabis[2]	18,795	15,622	3,173	20%
	$37,678	$39,893	$(2,215)	(6%)

International markets cannabis[3]	$10,082	$10,162	$(80)	(1%)
Storz & Bickel	$18,452	$18,073	$379	2%
This Works	$-	$6,017	$(6,017)	(100%)
Other	-	2,113	(2,113)	(100%)

Net revenue	$66,212	$76,258	$(10,046)	(13%)

[1] Reflects excise taxes of $7,517 and other revenue adjustments, representing our determination of returns and pricing adjustments, of $1,200 for the three months ended June 30, 2024 (three months ended June 30, 2023 - excise taxes of $11,026 and other revenue adjustments of $870).

[2] Reflects excise taxes of $2,054 for the three months ended June 30, 2024 (three months ended June 30, 2023 - $1,360).
[3] Reflects other revenue adjustments of $nil for the three months ended June 30, 2024 (three months ended June 30, 2023 - $67).

Net revenue was $66.2 million in the first quarter of fiscal 2025, a decrease of $10.0 million as compared to $76.3 million in the first quarter of fiscal 2024.

Canada cannabis

Net revenue from our Canada cannabis segment was $37.7 million in the first quarter of fiscal 2025, as compared to $39.9 million in the first quarter of fiscal 2024.

Canadian adult-use cannabis net revenue was $18.9 million in the first quarter of fiscal 2025, as compared to $24.3 million in the first quarter of fiscal 2024. The year-over-year decrease is primarily attributable to lower sales volumes, which were partially affected by supply constraints for certain products as a result of financial difficulties with our contract manufacturers and lower sales velocity due to increased price competition.

Canadian medical cannabis net revenue was $18.8 million in the first quarter of fiscal 2025, as compared to $15.6 million in the first quarter of fiscal 2024. The year-over-year increase is primarily attributable to an increase in the average size of medical orders placed by our customers due largely to an increase in the percentage of insured customers, and a larger assortment of cannabis product choices offered to our customers. These factors were partially offset by a year-over-year decrease in the total number of medical orders, which was primarily related to the increasing number of adult-use cannabis retail stores across Canada.

International markets cannabis

International markets cannabis revenue was $10.1 million in the first quarter of fiscal 2025, as compared to $10.2 million in the first quarter of fiscal 2024. Revenues are flat year-over-year as the increased shipments of high quality flower products in Europe, driven by Poland, was offset by a decline in our Australian medical business.

Storz & Bickel

Revenue from Storz & Bickel was $18.5 million in the first quarter of fiscal 2025, as compared to $18.1 million in the first quarter of fiscal 2024. Revenues are up 2% year-over-year due to strong growth of our Mighty vaporizer and contribution from our newly launched portable vaporizer in the third quarter of fiscal 2024.

This Works

Revenue from This Works was $nil in the first quarter of fiscal 2025, as compared to $6.0 million in the first quarter of fiscal 2024. The year-over-year decrease is due to the completion of the divestiture of This Works on December 18, 2023.

Cost of Goods Sold and Gross Margin

The following table presents cost of goods sold, gross margin and gross margin percentage on a consolidated basis for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,
(in thousands of Canadian dollars except where indicated)	2024	2023	$ Change	% Change
Net revenue	$66,212	$76,258	$(10,046)	(13%)

Cost of goods sold	$43,181	$62,496	$(19,315)	(31%)
Gross margin	23,031	13,762	9,269	67%
Gross margin percentage	35%	18%	-	1,700 bps

Cost of goods sold was $43.2 million in the first quarter of fiscal 2025, as compared to $62.5 million in the first quarter of fiscal 2024. Our gross margin was $23.0 million in the first quarter of fiscal 2025, or 35% of net revenue, as compared to a gross margin of $13.8 million and gross margin percentage of 18% of net revenue in the first quarter of fiscal 2024. The year-over-year increase in the gross margin percentage is primarily attributable to:

•
Improvement in our Canada cannabis segment, primarily attributable to: (i) the realized benefit of our cost savings program and strategic changes to our business that were initiated in the fourth quarter of fiscal 2023; (ii) a year-over-year decrease in write-downs of excess inventory; and (iii) a shift in channel mix to higher margin medical sales; and
•
Improvement in our international markets cannabis segment, primarily due to an increase in sales mix to higher-margin Poland as well as a lower overall cost structure.

We report gross margin and gross margin percentage in four segments: (i) Canada cannabis; (ii) international markets cannabis; (iii) Storz & Bickel; and (iv) This Works. Cost of sales associated with the remainder of our operations are included within "other". The following table presents segmented gross margin and gross margin percentage for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,
(in thousands of Canadian dollars except where indicated)	2024	2023	$ Change	% Change
Canada cannabis segment
Net revenue	$37,678	$39,893	$(2,215)	(6%)
Cost of goods sold	25,584	40,161	(14,577)	(36%)
Gross margin	12,094	(268)	12,362	(4,613%)
Gross margin percentage	32%	(1%)		3,300 bps

International markets cannabis segment
Revenue	$10,082	$10,162	$(80)	(1%)
Cost of goods sold	6,457	6,681	(224)	(3%)
Gross margin	3,625	3,481	144	4%
Gross margin percentage	36%	34%		200 bps

Storz & Bickel segment
Revenue	$18,452	$18,073	$379	2%
Cost of goods sold	11,140	10,366	774	7%
Gross margin	7,312	7,707	(395)	(5%)
Gross margin percentage	40%	43%		(300) bps

This Works segment
Revenue	$-	$6,017	$(6,017)	(100%)
Cost of goods sold	-	3,122	(3,122)	(100%)
Gross margin	-	2,895	(2,895)	(100%)
Gross margin percentage	-%	48%		(4,800) bps

Other
Revenue	$-	$2,113	$(2,113)	(100%)
Cost of goods sold	-	2,166	(2,166)	(100%)
Gross margin	-	(53)	53	100%
Gross margin percentage	-%	(3%)		300 bps

Canada cannabis

Gross margin for our Canada cannabis segment was $12.1 million in the first quarter of fiscal 2025, or 32% of net revenue, as compared to $(0.3) million in the first quarter of fiscal 2024, or (1%) of net revenue. The year-over-year increase in the gross margin percentage was primarily attributable to: (i) the realized benefit of our cost savings program and strategic changes to our business that were initiated in the fourth quarter of fiscal 2023; (ii) a year-over-year decrease in write-downs of excess inventory; and (iii) strong Canadian medical cannabis sales.

International markets cannabis

Gross margin for our international markets cannabis segment was $3.6 million in the first quarter of fiscal 2025, or 36% of net revenue, as compared to $3.5 million in the first quarter of fiscal 2024, or 34% of net revenue. The year-over-year increase in the gross margin percentage is primarily attributable to the shift in sales mix to higher-margin Poland as well as a lower cost structure relating to our overall international cannabis operations.

Storz & Bickel

Gross margin for our Storz & Bickel segment was $7.3 million in the first quarter of fiscal 2025, or 40% of net revenue, as compared to $7.7 million in the first quarter of fiscal 2024, or 43% of net revenue. The year-over-year decrease in the gross margin percentage is driven primarily by a shift in product mix as additional rebates were provided to clear out remaining stock of a previously planned discontinued product.

This Works

Gross margin for our This Works segment was $nil in the first quarter of fiscal 2025, or 0% of net revenue, as compared to $2.9 million in the first quarter of fiscal 2024, or 48% of net revenue. The year-over-year decrease in the gross margin percentage is due to the completion of the divestiture of This Works on December 18, 2023.

Operating Expenses

The following table presents operating expenses for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,
(in thousands of Canadian dollars)	2024	2023	$ Change	% Change
Operating expenses
General and administrative	$18,907	$25,492	$(6,585)	(26%)
Sales and marketing	15,248	20,751	(5,503)	(27%)
Acquisition, divestiture, and other costs	7,775	8,904	(1,129)	(13%)
Depreciation and amortization	6,038	7,616	(1,578)	(21%)
Selling, general and administrative expenses	47,968	62,763	(14,795)	(24%)

Share-based compensation expense	4,151	3,717	434	12%

Loss on asset impairment and restructuring	20	1,934	(1,914)	(99%)
Total operating expenses	$52,139	$68,414	$(16,275)	(24%)

Selling, general and administrative expenses

Selling, general and administrative expenses were $48.0 million in the first quarter of fiscal 2025, as compared to $62.8 million in the first quarter of fiscal 2024.

General and administrative expense was $18.9 million in the first quarter of fiscal 2025, as compared to $25.5 million in the first quarter of fiscal 2024. The year-over-year decrease is primarily attributable to: (i) the divestiture of This Works on December 18, 2023 and (ii) the impact of the restructuring actions and cost savings program initiated in the fourth quarter of fiscal 2023.

Sales and marketing expense was $15.2 million in the first quarter of fiscal 2025, as compared to $20.8 million in the first quarter of fiscal 2024. The year-over-year decrease is primarily attributable to: (i) the divestiture of This Works on December 18, 2023 and (ii) the impact of the restructuring actions and cost savings program initiated in the fourth quarter of fiscal 2023.

Acquisition, divestiture, and other costs were $7.8 million in the first quarter of fiscal 2025, as compared to $8.9 million in the first quarter of fiscal 2024. In the first quarter of fiscal 2025, costs were incurred primarily in relation to:

•
The Reorganization of Canopy USA;
•
Costs associated with the Debt Acquisition of Acreage; and
•
Continued legal costs arising from the restatement of our consolidated financial statements in connection with the review of the financial reporting matters related to the BioSteel business unit.

Comparatively, in the first quarter of fiscal 2024, costs were incurred primarily in relation to the legal and audit costs related to the restatement of our consolidated financial statements, the Reorganization of Canopy USA, and evaluating other potential strategic opportunities.

Depreciation and amortization expense was $6.0 million in the first quarter of fiscal 2025, as compared to $7.6 million in the first quarter of fiscal 2024. The year-over-year decrease is primarily attributable to the previously-noted restructuring actions and cost savings programs, including the closure of certain of our Canadian facilities and other operational changes to implement cultivation-related efficiencies and improvements in the Canadian adult-use cannabis business.

Share-based compensation expense

Share-based compensation expense was $4.2 million in the first quarter of fiscal 2025, as compared to $3.7 million in the first quarter of fiscal 2024. The year-over-year increase is primarily attributable to the second quarter of fiscal 2024 grant of 1.5 million restricted share units and the first quarter of fiscal 2025 grant of 0.8 million options and 0.7 million restricted share units.

Loss on asset impairment and restructuring

Loss on asset impairment and restructuring recorded in operating expenses were $0.02 million in the first quarter of fiscal 2025, as compared to $1.9 million in the first quarter of fiscal 2024.

Loss on asset impairment and restructuring recorded in the first quarter of fiscal 2025 related primarily to employee restructuring costs and ongoing holding costs to maintain previously restructured sites. These amounts were offset by a gain related to remeasurement of a lease liability upon execution of the surrender agreement.

Comparatively, in the first quarter of fiscal 2024, the loss on asset impairment and restructuring were primarily related to incremental impairment losses and other costs associated with the restructuring of our Canadian cannabis operations that were initiated in the fourth quarter of fiscal 2023, including the closure of our production facility at 1 Hershey Drive in Smiths Falls, Ontario.

Other

The following table presents other income (expense), net, and income tax expense for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,
(in thousands of Canadian dollars)	2024	2023	$ Change	% Change
Other income (expense), net	(93,889)	46,101	(139,990)	(304%)
Income tax expense	(6,194)	(2,018)	(4,176)	(207%)

Other income (expense), net

Other income (expense), net was an expense amount of $93.9 million in the first quarter of fiscal 2025, as compared to an income amount of $46.1 million in the first quarter of fiscal 2024. The year-over-year change of $140.0 million is primarily attributable to:

•
Change of $64.3 million related to non-cash fair value changes on our other financial assets, from an income amount of $65.1 million in the first quarter of fiscal 2024 to an income amount of $0.8 million in the first quarter of fiscal 2025. The income amount recognized in the first quarter of fiscal 2025 is primarily attributable to fair value increases relating to our investments in:
o
The TerrAscend Exchangeable Shares, in the amount of $17.3 million, which was primarily attributable to an increase of approximately 16% in TerrAscend’s share price up to April 30, 2024, being the date that Canopy Growth deconsolidated the financial results of Canopy USA as part of the Canopy USA Transaction (the “Deconsolidation Date”);
o
The TerrAscend Warrants, in the amount of $7.9 million, which was primarily attributable to an increase of approximately 16% in TerrAscend’s share price up to the Deconsolidation Date;
o
The Elevate loan receivable, in the amount of $7.3 million relating to fair value movements in consideration of the debtor's net assets; and
o
The Acreage debt Option Premium, in the amount of $3.1 million related to closing of the Acreage Debt Acquisition and release of the amount that was previously held in escrow pursuant to the Option Agreement.

These fair value increases were partially offset by fair value decreases related to our investments in:

o
The Acreage financial instrument, in the amount of $31.8 million. On a quarterly basis, we determine the fair value of the Acreage financial instrument using a probability-weighted expected return model, incorporating several potential scenarios and outcomes associated with the Acreage Amended Arrangement. The fair value decrease in the first quarter of fiscal 2025 is primarily attributable to an increase of approximately 75% in our share price up to the

Deconsolidation Date, relative to an increase of approximately 46% in Acreage’s share price during that same period. As a result, the model at the Deconsolidation Date reflects both a higher estimated value of the Canopy Growth common shares expected to be issued upon Canopy USA’s acquisition of Acreage, and a higher estimated value of the Acreage shares expected to be acquired at that time. In the period up to the Deconsolidation Date, the relative share price movements resulted in a decrease in the value of the Acreage financial instrument; and
o
Indiva Limited (“Indiva”) shares, in the amount of $2.8 million due a decrease in their share price as a result of their CCAA proceedings.

Comparatively, the income amount in the first quarter of fiscal 2024 was primarily attributable to fair value increases relating to our investments in: (i) the Acreage financial instrument ($44.7 million); (ii) the TerrAscend Exchangeable Shares ($19.9 million); and (iii) the TerrAscend Warrants ($6.0 million). The fair value increases were partially offset by fair value decreases associated with the Wana financial instrument ($5.5 million).

•
Decrease in income of $76.0 million related to non-cash fair value changes on our equity method investments, from $nil in the first quarter of fiscal 2024 to an expense amount of $76.0 million in the first quarter of fiscal 2025. The year-over-year change is driven by the fair value change of our Canopy USA equity method investment in the first quarter of fiscal 2025.

•
Decrease in income of $1.9 million related to non-cash fair value changes on our debt, from $1.9 million in the first quarter of fiscal 2024 to $nil in the first quarter of fiscal 2025. The year-over-year change is driven primarily by the fair value change of the CBI Note in the first quarter of fiscal 2024.

•
Decrease in non-cash income of $33.5 million related to fair value changes on acquisition related contingent consideration and other, from and income amount of $6.8 million in the first quarter of fiscal 2024 to an expense amount of $26.8 million in the first quarter of fiscal 2025. The fair value change in the first quarter of fiscal 2025 relate primarily to various acquisition related contingent consideration. Comparatively, the fair value change in the first quarter of fiscal 2024, related primarily to the estimated deferred payments associated with our investment in Wana.

•
Change of $27.4 million related to charges associated with the settlement of our debt, from an expense amount of $5.3 million in the first quarter of fiscal 2024 to an income amount of $22.1 million in the first quarter of fiscal 2025. In the first quarter of fiscal 2025 we recognized a gain of $22.1 million, primarily in connection with the exchange of the CBI Note. Comparatively, in the first quarter of fiscal 2024, we recognized a charge in the amount of $5.3 million which is primarily due to the settlement of our unsecured senior notes, offset by a gain on repayment of the Credit Facility.

•
Decrease in interest income of $5.8 million, from $7.8 million in the first quarter of fiscal 2024 to $2.1 million in the first quarter of fiscal 2025. The year-over-year decrease is attributable to lower cash and cash equivalents and short-term investment balances.

•
Decrease in interest expense of $11.0 million, from $32.2 million in the first quarter of fiscal 2024 to $21.1 million in the first quarter of fiscal 2025. The year-over-year decrease is primarily attributable to the reduction of our debt balances.

Income tax expense

Income tax expense in the first quarter of fiscal 2025 was $6.2 million, compared to income tax expense of $2.0 million in the first quarter of fiscal 2024. In the first quarter of fiscal 2025, income tax expense consisted of deferred income tax expense of $6.0 million (compared to an expense of $1.5 million in the first quarter of fiscal 2024) and current income tax expense of $0.2 million (compared to an expense of $0.5 million in the first quarter of fiscal 2024).

The increase of $4.5 million in the deferred income tax expense is primarily a result of the settlements of the CBI Note in the first quarter of fiscal 2025 and utilization of losses for tax purposes, where the accounting criteria for recognition of an asset has been met.

The decrease of $0.3 million in current income tax expense arose primarily as a result of the utilization of group’s tax attributes to shelter tax on income for tax purposes.

Net Loss from Continuing Operations

The net loss from continuing operations in the first quarter of fiscal 2025 was $129.2 million, as compared to a net loss of $10.6 million in the first quarter of fiscal 2024. The year-over-year increase in the net loss is primarily attributable to: (i) the year-over-year change in other income (expense), net, of $140.0 million; and (ii) offset by the decrease in selling, general and administrative expenses. These variances are described above.

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

The following table presents Adjusted EBITDA for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,
(in thousands of Canadian dollars)	2024	2023	$ Change	% Change

Net loss from continuing operations	$(129,191)	$(10,569)	$(118,622)	(1,122%)
Income tax expense	6,194	2,018	4,176	207%
Other (income) expense, net	93,889	(46,101)	139,990	304%
Share-based compensation	4,151	3,717	434	12%
Acquisition, divestiture, and other costs	8,627	8,904	(277)	(3%)
Depreciation and amortization[1]	11,030	17,111	(6,081)	(36%)
Loss on asset impairment and restructuring	20	1,934	(1,914)	(99%)
Adjusted EBITDA	$(5,280)	$(22,986)	$17,706	77%
[1] From Consolidated Statements of Cash Flows.

The Adjusted EBITDA loss in the first quarter of fiscal 2025 was $5.3 million, as compared to an Adjusted EBITDA loss of $23.0 million in the first quarter of fiscal 2024. The year-over-year decrease in Adjusted EBITDA loss is primarily attributable to the year-over-year increase in our gross margin and the year-over-year decrease in our selling, general and administrative expenses.

Part 3 – Financial Liquidity and Capital Resources

The Interim Financial Statements have been prepared in accordance with generally accepted accounting principles on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

In our condensed interim consolidated financial statements for the quarterly period ended December 31, 2023, we raised substantial doubt about our ability to continue as a going concern for at least twelve months from the issuance of those condensed interim consolidated financial statements, due to certain material debt obligations coming due in the short-term, recurring losses from operations and additional required financing to fund our business and operations.

As of the filing of the Annual Report, we were able to successfully mitigate the substantial doubt by completing several actions including: (i) the completion of a US$35 million private placement unit offering in January 2024; (ii) the receipt of $25 million of proceeds in March 2024 from the BioSteel Canada asset sale; (iii) the exchange of the $100 million promissory note held by a subsidiary of Constellation Brands, Inc. (“CBI”) into Exchangeable Shares; (iv) receipt of gross proceeds of approximately US$50 million and the exchange of approximately $27.5 million of existing debt maturing in September 2025 in exchange for a new senior unsecured convertible debenture of Canopy Growth, maturing May 2029, and the issuance of warrants of Canopy Growth. Following the completion of the above actions, we did not have any material debt obligation coming due until March 2026.

During the three months ended June 30, 2024, we completed additional actions and established our at-the-market equity program (the “ATM Program”), received additional proceeds from the BioSteel Canada asset sale, and paid down certain debt balances. We continue to evaluate different strategies and may pursue additional actions that are expected to further increase our liquidity position, including, but not limited to, pursuing additional actions under our cost-savings plan and seeking additional financing from both the public and private markets through the issuance of equity and/or debt securities.

We have access to further liquidity through public offerings of equity and debt securities. To facilitate such offerings, in June 2024, we filed (a) a shelf registration statement with the SEC that is effective for a term of three years and expires in June 2027 (the “Shelf Registration Statement”); and (b) a short form base shelf prospectus dated June 5, 2024 that is effective for a 25 month period (the “Canadian Shelf Prospectus”). The amount of securities to be issued pursuant to the Shelf Registration Statement was not specified when it was filed and there is no specific dollar limit on the amount of securities we may issue. Pursuant to the Canadian Shelf Prospectus we may sell securities up to an aggregate total offering price of US$500 million (or the equivalent thereof in other currencies). The securities covered by the Shelf Registration Statement and the Canadian Shelf Prospectus include: (i) common shares; (ii) exchangeable shares; (iii) debt securities; (iv) subscription receipts; (v) warrants; and (viii) units consisting of one or more of such securities or any combination of these securities. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

We may also access liquidity through the ATM Program, pursuant to which we may sell, from time to time, up to US$192.3 million of additional common shares as of the date hereof. Refer to Notes 19 and 30 to the Interim Financial Statements.

As a result of our plans above and the financial results at June 30, 2024, we conclude that the substantial doubt about our ability to continue as a going concern continues to be alleviated.

As of June 30, 2024, we had cash and cash equivalents of $192.2 million and short-term investments of $2.8 million.

We have recently completed the following debt and equity financings and repayments:

•
On April 18, 2024, we entered into the April 2024 Exchange Agreement with Greenstar, pursuant to which Greenstar completed the Note Exchange, calculated based on a price per Exchangeable Share equal to $8.91. Pursuant to the terms of the April 2024 Exchange Agreement, all accrued but unpaid interest on the CBI Note together with the remaining principal amount of the CBI Note was cancelled and forgiven for no additional consideration by Greenstar. Following the closing of the Note Exchange, there is no outstanding balance owing under the CBI Note and the CBI Note has been cancelled.
•
On May 2, 2024, we entered into the Exchange and Subscription Agreement with the May 2024 Investor pursuant to which, among other things, the May 2024 Investor delivered to us approximately $27.5 million aggregate principal amount of outstanding Supreme Debentures and Accretion Debentures held by the May 2024 Investor and paid us approximately $68.3 million (US$50.0 million) in exchange for us issuing to the May 2024 Investor (i) the May 2024 Convertible Debenture with an aggregate principal amount of approximately $96.4 million maturing five years from the Closing Date and (ii) 3,350,430 May 2024 Investor Warrants. Each May 2024 Investor Warrant entitles the holder to acquire one Canopy Share at an exercise price equal to $16.18 per Canopy Share for a period of five years from the Closing Date. The May 2024 Convertible Debenture bears interest at a rate of 7.50% per annum, payable in semi-annual payments in cash or, at our option, in Canopy Shares for the first four semi-annual interest payments after the Closing Date, subject to satisfaction of certain conditions, including the prior approval of the TSX.

The Exchange and Subscription Agreement granted the May 2024 Investor, during the Agreement ROFR Term, a right of first refusal to subscribe for, and to be issued, as the sole investor in a Proposed Private Placement; provided, however, that the May 2024 Investor shall subscribe for 100% of the Proposed Private Placement on the same terms and conditions contemplated in the Proposed Private Placement.

The May 2024 Convertible Debenture is convertible into Canopy Shares at the option of the May 2024 Investor at a conversion price equal to $14.38 per share. The May 2024 Convertible Debenture is subject to a forced conversion feature upon notice from us in the event that the average closing trading price of the Canopy Shares on the TSX exceeds $21.57 for a period of 10 consecutive trading days. In addition, pursuant to the terms of the May 2024 Convertible Debenture, during Debenture ROFR Term, we granted the May 2024 Investor a right of first refusal to subscribe for, and to be issued, as an investor in a Proposed Financing; provided, however, that the May 2024 Investor shall subscribe for 25% of the Proposed Financing on the same terms and conditions contemplated in the Proposed Financing.

•
On June 6, 2024, we established the ATM Program that allows us to sell up to US$250 million of common shares of the Company from treasury to the public from time to time at the Company’s discretion. As part of the ATM Program, during the three months ended June 30, 2024, we sold 4,747,064 common shares for gross proceeds of $46.3 million.

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

Cash Flows

The following table presents cash flows for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,
(in thousands of Canadian dollars)	2024	2023
Net cash (used in) provided by:
Operating activities[1]	$(51,780)	$(148,671)
Investing activities[2]	$(33,029)	142,574
Financing activities	$105,775	(133,110)
Effect of exchange rate changes on cash and cash equivalents	$890	(4,534)
Net increase (decrease) in cash and cash equivalents	$21,856	(143,741)
Cash and cash equivalents, beginning of period[3]	$170,300	677,007
Cash and cash equivalents, end of period[4]	$192,156	$533,266
[1] Includes net cash used in operating activities from discontinued operations of $nil and $(42,452) for the three months ended June 30, 2024 and 2023, respectively.
[2] Includes net cash provided by investing activities from discontinued operations of $10,157 and $189 for the three months ended June 30, 2024 and 2023, respectively.
[3] Includes cash of our discontinued operations of $nil and $9,314 for March 31, 2024 and 2023, respectively.
[4] Includes cash of our discontinued operations of $nil and $9,816 for June 30, 2024 and 2023, respectively.

Operating activities

Cash used in operating activities totaled $51.8 million in the three months ended June 30, 2024, as compared to cash used of $148.7 million in the three months ended June 30, 2023. The decrease in the cash used in operating activities is primarily due to: (i) the year-over-year decrease in our working capital spending, resulting from our previously-noted restructuring actions and cost savings programs, including the closure of certain of our Canadian facilities and other operational changes to implement cultivation-related efficiencies and improvements in the Canadian adult-use cannabis business; and (ii) a reduction in the cash interest paid resulting from a reduction in our debt balances.

Investing activities

The cash used in investing activities totaled $33.0 million in the three months ended June 30, 2024, as compared to cash provided of $142.6 million in the three months ended June 30, 2023.

In the three months ended June 30, 2024, purchases of property, plant and equipment were $3.9 million, primarily related to building improvements and production equipment enhancements made at certain of our Canadian cultivation and production facilities. Comparatively, in the three months ended June 30, 2023, we invested $1.9 million in production equipment enhancements made at certain of our Canadian cultivation and production facilities, and at our Storz & Bickel facilities.

In the three months ended June 30, 2024, our strategic investments in other financial assets were $95.3 million and related primarily to the cash payment to acquire the outstanding principal, including all accrued and unpaid interest thereon, of Acreage’s debt, being an amount up to US$150.0 million (“the Acreage Debt”"). Comparatively, in the three months ended June 30, 2023, our strategic investments in other financial assets were $0.5 million and related primarily to our investment in Indiva.

Net redemptions of short-term investments in the three months ended June 30, 2024 were $30.0 million, as compared to net redemptions of $72.2 million in the three months ended June 30, 2023. The year-over-year decrease in the net redemptions reflects the continued redemption of our short-term investments, largely to fund operations and investing activities as described above. As at June 30, 2024, we had short-term investments remaining of $2.8 million.

Net cash flow on sale or deconsolidation of subsidiaries in the three months ended June 30, 2024 was an outflow of $7.0 million and related to the deconsolidation of Canopy USA, refer to Note 3 in the Company’s accompanying financial statements for details. Comparatively, there were no sale or deconsolidation of subsidiaries in the three months ended June 30, 2023.

Additional cash inflows during the three months ended June 30, 2024 include proceeds of $4.9 million from the sale of property, plant and equipment, primarily in relation to previous restructuring actions. Comparatively, additional cash inflows during the three months ended June 30, 2023 include proceeds of $83.1 million from the sale of property, plant and equipment, primarily relating to facilities sold in connection with the restructuring actions associated with our Canadian cannabis operations and transition to an asset-light model.

Finally, other investing activities resulted in a cash inflow of $28.1 million in the three months ended June 30, 2024, primarily related to cash receipts from various loan repayments. Comparatively, other investing activities in the three months ended June 30, 2023 of $10.2 million primarily related to completing the purchase of the remaining 45% of the common shares of Les Serres Vert Cannabis Inc., in connection with the restructuring actions related to our Canadian cannabis operations initiated in the fourth quarter of fiscal 2023.

Financing activities

The cash provided by financing activities in the three months ended June 30, 2024 was $105.8 million, as compared to cash used of $133.1 million in the three months ended June 30, 2023. In the three months ended June 30, 2024, $46.3 million in gross proceeds were received from the sale of common shares as part of the ATM Program and $7.6 million in gross proceeds were received from the exercise of warrants, these amounts were offset by share issuance costs of $3.2 million.

In addition, $68.3 million was received relating to the Exchange and Subscription Agreement, offset by long-term debt repayments of $11.8 million which related primarily to the First Quarter 2025 Paydowns.

Other financing activities resulted in a cash outflow of $4.5 million, which related to: (i) share issuance costs, as noted above and (ii) finance lease payments.

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

The following table presents free cash flows for the three months ended June 30, 2024, and 2023:

	Three months ended June 30,
(in thousands of Canadian dollars)	2024	2023
Net cash used in operating activities - continuing operations	$(51,780)	$(106,219)
Purchases of and deposits on property, plant and equipment - continuing operations	(3,920)	(1,946)
Free cash flow[1] - continuing operations	$(55,700)	$(108,165)
[1]Free cash flow is a non-GAAP measure, and is calculated as net cash provided by (used in) operating activities, less purchases of and deposits on property, plant and equipment.

Free cash flow in the three months ended June 30, 2024 was an outflow of $55.7 million, as compared to an outflow of $108.2 million in the three months ended June 30, 2023. The year-over-year decrease in the free cash outflow primarily reflects the decrease in cash used in operating activities, as described above.

Debt

Since our formation, we have financed our cash requirements primarily through the issuance of common shares of Canopy Growth, including the $5.1 billion investment by CBI in the third quarter of fiscal 2019, and debt. Total debt outstanding as of June 30, 2024 was $560.9 million, a decrease from $597.2 million as of March 31, 2024. The total principal amount owing was $584.5 million at June 30, 2024, a decrease from $622.0 million at March 31, 2024, which excludes fair value adjustments related to the CBI Note. The decreases were due to: (i) the April 2024 Exchange Agreement, which resulted in the settlement of all amounts owing under the CBI Note and (ii) the First Quarter 2025 Paydowns resulting in an aggregate principal reduction of $11.2 million and offset by the Exchange and Subscription Agreement where a cash payment of approximately US$50 million was received and approximately $27.5 million of aggregate principal amount outstanding Supreme Debentures and Accretion Debentures were settled in exchange for a new senior unsecured convertible debenture with an aggregate principal amount of $96.4 million.

Credit Facility

On March 18, 2021, the Company entered into a term loan credit agreement (the "Credit Agreement") providing for a five-year, first lien senior secured term loan facility in an aggregate principal amount of US$750.0 million (the “Credit Facility”).

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

On July 13, 2023, we entered into an amended Credit Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement required the Company to prepay or repurchase principal indebtedness under the Credit Facility in an amount equal to the US dollar equivalent of $93,000 at a discounted price of US$930 per US$1,000 (the "July 2023 Paydown"). In addition, pursuant to the Amended Credit Agreement we agreed to apply certain net proceeds from asset sales to prepay or repurchase principal indebtedness under the Credit Facility and receive principal reductions at, in certain circumstances, a discounted price of US$950 per US$1,000. The Amended Credit Agreement also includes, among other things, amendments to the minimum liquidity covenant such that the US$100.0 million minimum ceased to apply concurrently with the July 2023 Paydown. The July 2023 Paydown was made on July 21, 2023.

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

On April 29, 2024 and June 28, 2024, we repurchased additional outstanding principal amounts under the Credit Facility (the "First Quarter 2025 Paydowns"). The First Quarter 2025 Paydowns resulted in an aggregate principal reduction of $11.2 million (US$8.2 million) for a cash payment of $11.2 million (US$8.2 million).

On August 8, 2024, we entered into an amendment (the “Amending Agreement”) with all of the lenders to our Credit Facility under the Amended Credit Agreement. Pursuant to the terms of the Amending Agreement, the, maturity date of the Credit Facility was extended to December 18, 2026 and a mandatory US$97.5 million prepayment of the Credit Facility at 97.5% of par thereby reducing the outstanding amount of the Credit Facility by US$100 million is required to be made by December 31, 2024. In addition, the Maturity Date of the Credit Facility will be further extended to September 18, 2027 if an optional prepayment on the same terms is made on or before March 31, 2025. Borrowings under the Credit Facility are available by either prime rate advances or SOFR advances. Prime rate advances bear interest at the applicable prime rate plus 7.50% per annum and are subject to a prime rate floor of 2.00%. SOFR advances bear interest at the adjusted term SOFR rate plus 8.50% per annum and are subject to an adjusted term SOFR rate floor of 1.00%. Our obligations under the Credit Facility are guaranteed by our material wholly-owned Canadian and U.S. subsidiaries. The Credit Facility is secured by substantially all of our assets and our material wholly-owned Canadian and U.S. subsidiaries, including material real property. The Amended Credit Agreement, as amended by the Amending Agreement contains representations and warranties, and affirmative and negative covenants.

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

May 2024 Convertible Debenture

On May 2, 2024, we entered into the Exchange and Subscription Agreement with the May 2024 Investor pursuant to which, among other things, the May 2024 Investor delivered to us approximately $27.5 million aggregate principal amount of outstanding Supreme Debentures and Accretion Debentures held by the May 2024 Investor and paid us approximately US$50 million in exchange for us issuing to the May 2024 Investor (i) the May 2024 Convertible Debenture with an aggregate principal amount of $96.4 million maturing five years from the Closing Date of the Transaction and (ii) 3,350,430 May 2024 Investor Warrants of Canopy Growth. Each May 2024 Investor Warrant entitles the holder to acquire one Canopy Share at an exercise price equal to $16.18 per Canopy Share for a period of five years from the Closing Date. The May 2024 Convertible Debenture bears interest at a rate of 7.50% per annum, payable in semi-annual payments in cash or, at our option, in Canopy Shares for the first four semi-annual interest payments after the Closing Date, subject to satisfaction of certain conditions, including the prior approval of the TSX.

The Exchange and Subscription Agreement granted the May 2024 Investor, during the Agreement ROFR Term, a right of first refusal to subscribe for, and to be issued, as the sole investor in a Proposed Private Placement; provided, however, that the May 2024 Investor shall subscribe for 100% of the Proposed Private Placement on the same terms and conditions contemplated in the Proposed Private Placement.

The May 2024 Convertible Debenture is convertible into Canopy Shares at the option of the May 2024 Investor at a conversion price equal to $14.38 per share. The May 2024 Convertible Debenture is subject to a forced conversion feature upon notice from us in the event that the average closing trading price of the Canopy Shares on the TSX exceeds $21.57 for a period of 10 consecutive trading days. In addition, pursuant to the terms of the May 2024 Convertible Debenture, during the Debenture ROFR Term, we granted the May 2024 Investor a right of first refusal to subscribe for, and to be issued, as an investor in a Proposed Financing; provided, however, that the May 2024 Investor shall subscribe for 25% of the Proposed Financing on the same terms and conditions contemplated in the Proposed Financing.

Contractual Obligations and Commitments

Other than changes to our Supreme Cannabis Convertible Debentures and Accretion Debentures, the May 2024 Convertible Debenture, the CBI Note, the First Quarter 2025 Paydowns and certain agreements entered into in connection with the Reorganization, the Reorganization Amendments and the Additional Reorganization Amendments, as described above under “Recent Developments”, there have been no material changes to our contractual obligations and commitments from the information provided in the MD&A section in the Annual Report.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in the MD&A section in the Annual Report.

Impairment of goodwill

We do not believe that an event occurred or circumstances changed during the first quarter of fiscal 2025 that would, more likely than not, reduce the fair value of the Storz & Bickel reporting unit below its carrying value. Therefore, we concluded that the quantitative goodwill impairment assessment was not required for the Storz & Bickel reporting unit at June 30, 2024. The carrying value of goodwill associated with the Storz & Bickel reporting unit was $43,368 at June 30, 2024.

We are required to perform our next annual goodwill impairment analysis on March 31, 2025, or earlier should there be an event that occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

A hypothetical 10% change in the U.S. dollar against the Canadian dollar compared to the exchange rate at June 30, 2024, would affect the carrying value of net assets by approximately $75.5 million, with a corresponding impact to the foreign currency translation account within accumulated other comprehensive income (loss). A hypothetical 10% change in the euro against the Canadian dollar compared to the exchange rate at June 30, 2024, would affect the carrying value of net assets by approximately $20.1 million, with a corresponding impact to the foreign currency translation account within accumulated other comprehensive income (loss).

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

Interest rate risk

Our cash equivalents and short-term investments are held in both fixed-rate and adjustable-rate securities. Investments in fixed-rate instruments carry a degree of interest rate risk. The fair value of fixed-rate securities may be adversely impacted due to a rise in interest rates. Additionally, a falling-rate environment creates reinvestment risk because as securities mature, the proceeds are reinvested at a lower rate, generating less interest income. As at June 30, 2024, our cash and cash equivalents, and short-term investments consisted of $75.5 million in interest rate sensitive instruments (March 31, 2024 – $88.0 million).

Our financial liabilities consist of long-term fixed rate debt and floating-rate debt. Fluctuations in interest rates could impact our cash flows, primarily with respect to the interest payable on floating-rate debt.

	Aggregate Notional Value		Fair Value		Decrease in Fair Value - Hypothetical 1% Rate Increase
	June 30, 2024	March 31, 2024	June 30, 2024	March 31, 2024	June 30, 2024	March 31, 2024
Promissory note	$-	$100,000	$-	$89,224	$-	$(523)
Fixed interest rate debt	103,691	38,186	N/A	N/A	N/A	N/A
Variable interest rate debt	480,797	469,819	N/A	N/A	N/A	N/A

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

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On November 30, 2023, the U.S. District Court for the Southern District of New York consolidated the Turpel, Kantner and Allen actions (captioned as “In re Canopy Growth Securities Litigation, No. 23-cv-04302”) and appointed Chen Li as lead plaintiff. On January 22, 2024, the lead plaintiff filed a first amended complaint against the Company and certain of its current and former officers, alleging claims on behalf of persons and entities that purchased or otherwise acquired the Company’s securities between November 5, 2021 and June 22, 2023. The first amended complaint alleges that the Company made false or misleading statements and omissions regarding BioSteel’s revenue, performance and operations, and the Company’s internal controls over accounting and financial reporting in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The lead plaintiff seeks an unspecified amount of damages, attorneys’ fees and costs, and other relief. On March 7, 2024, the Company filed a motion to dismiss the first amended complaint and briefing on that motion was completed on April 11, 2024. On July 17, 2024, the U.S. District Court for the Southern District of New York dismissed the first amended complaint against the Company and all individual defendants with prejudice. On July 18, 2024, the district court issued a judgment closing the case. The deadline for the lead plaintiff to file a notice of appeal with the U.S. Court of Appeals for the Second Circuit is August 19, 2024.

On January 18, 2024, a follow-on derivative shareholder lawsuit, captioned Press v. Schmeling et al., was filed in the Supreme Court of the State of New York by ostensible shareholder Denise Press on behalf of Canopy Growth against the Company’s directors and certain of its officers alleging misstatements and omissions regarding revenue attributed to BioSteel Canada and the Company’s internal controls over accounting and financial reporting. The complaint asserts claims for breach of fiduciary duties, gross mismanagement, waste of corporate assets, unjust enrichment, and insider trading, and seeks damages, attorneys’ fees and costs, and equitable relief. All proceedings in this derivative shareholder lawsuit are currently stayed.

On June 27, 2023, an ostensible shareholder commenced a putative class action (Dziedziejko v. Canopy Growth Corporation et al., Court File No. CV-23-00701769-00CP) in the Ontario Superior Court of Justice against the Company, two of its officers, and the Company’s auditor on behalf of a putative class of all persons or entities who acquired Canopy Growth’s securities in the secondary market between June 1, 2021 to June 22, 2023 and held some or all of those securities until the close of trading on May 10, 2023 or June 22, 2023.

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

In May 2023, in connection with the Company’s internal review of the financial reporting matters related to BioSteel Canada, as previously disclosed in the Annual Report (as defined below) (the “BioSteel Review”), the Company voluntarily self-reported to the SEC that the timing and amount of revenue recognition in the BioSteel Canada segment were under review. As a result of self-reporting the BioSteel Review, the Company is the subject of an ongoing investigation by the SEC. Although the Company is fully cooperating with the SEC and continues to voluntarily respond to requests in connection with this matter, it cannot predict when such matters will be completed or the outcome and potential impact. Any remedial measures, sanctions, fines or penalties, including, but not limited to, financial penalties and awards, injunctive relief and compliance conditions, imposed on the Company in connection with this matter could have a material adverse impact on our business, financial condition and results of operations. See “Risk Factors—Risks Relating to the Restatement of the Prior Financial Statements—As a result of self-reporting the BioSteel Review, the Company is the subject of an investigation by the SEC and an ongoing informal inquiry by regulatory authorities in Canada, and it cannot predict the timing of developments, and any adverse outcome of these continuing matters could have a material adverse effect on the Company” under Item 1A of the Annual Report.

On December 29, 2023, a request for arbitration was made to the Company. Damages were being sought in the amount of US$32,666,667 against the Company based on alleged breaches of a Share Purchase Agreement (“SPA”), including breaches of the duty of good faith and honest performance in relation to certain milestone payments in the SPA. As of June 30, 2024, the request for arbitration has been withdrawn.

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

There can be no certainty that all conditions to the Floating Share Arrangement and the Acreage Amending Agreement will be satisfied or waived.

There can be no certainty, nor can the Company provide any assurance, that all conditions precedent contained in the Floating Share Arrangement Agreement and the Acreage Amending Agreement will be satisfied or waived. The Floating Share Arrangement is subject to certain conditions precedent which. There can be no certainty, nor can the Company provide any assurance, that these conditions will be satisfied or, if satisfied, when they will be satisfied. If such conditions precedent are not satisfied, it may result in the acquisition of Acreage not being completed.

Acreage’s financial statements express doubt about its ability to continue as a going concern.

Acreage’s publicly available financial statements as of and for three months ended March 31, 2024 filed with the SEC on May 30, 2024 (“Acreage’s March 31, 2024 Financial Statements”) express doubt about Acreage’s ability to continue as a going concern. In particular, Acreage’s March 31, 2024 Financial Statements state: “[Acreage] had an accumulated deficit as of March 31, 2024, as well as a net loss and negative cash flow from operating activities for the three months ended March 31, 2024. Additionally, during the quarter [Acreage] was in default of [Acreage’s] Prime rate credit facilities due January 2026 . . .These factors raise substantial doubt about [Acreage]’s ability to continue as a going concern for at least one year from the issuance of these financial statements.” In the event that Acreage is unable to continue as a going concern, the Acreage Amended Arrangement and the Floating Share Arrangement may not be completed. In the event that the Acreage Amended Arrangement and the Floating Share Arrangement are completed and Acreage is unable to continue as a going concern, this would have a negative impact on Canopy USA’s business, financial results and operations and have an adverse impact on the Company’s United States strategy, and, ultimately, the Company’s financial results and operations.

Subsequent to Acreage’s disclosure relating to the aforementioned default in Acreage’s Annual Financial Statements, on June 3, 2024, the Company closed the Debt Acquisition pursuant to the credit agreement dated as of December 16, 2021, as amended by the first amendment to credit agreement dated as of on October 24, 2022 and the second amendment to credit agreement dated as of April 28, 2023 (the “Prior Acreage Credit Agreement”). The Company entered into various agreements in connection with the Debt Acquisition in order to, among other things, acquire the Acquired Debt in exchange for US$69.8 million in cash and the release of approximately US$30.1 million that was held in escrow pursuant to the option agreement dated November 15, 2022 among a wholly-owned subsidiary of Canopy Growth and the lenders party to the Prior Acreage Credit Agreement.

In view of the foregoing, Acreage’s continuation as a going concern is dependent upon its continued operations, which in turn is dependent upon, among other things, Acreage’s ability to meet its financial requirements. There is no assurance that Acreage will be successful in its plans to fund its operations and debt obligations as they become due and payable, which for greater certainty includes its debt obligations in favor of the Company in connection with the Acquired Debt. Accordingly, in the event Acreage cannot satisfy its debt obligations as they become due, the Acquired Debt may not be repaid and the Company may lose the entirety of its investment. In addition, Acreage may be required to terminate or significantly curtail its operations or enter into arrangements with third parties that may require Acreage to relinquish rights to certain aspects of its business and/or dispose of certain assets, which may ultimately result in Acreage not being able to satisfy the conditions in the Acreage Amended Arrangement and the Floating Share Arrangement and the acquisition of Acreage not being completed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Amendment to Credit Agreement

On August 8, 2024, the Company entered into the Amending Agreement with all of the lenders to its Credit Facility under the Credit Agreement dated March 18, 2021, as amended on October 24, 2022 and July 13, 2023, among the Company and 11065220 Canada Inc., as borrowers, the lenders party thereto and Wilmington Trust, National Association, as administrative and collateral agent. Pursuant to the terms of the Amending Agreement, the maturity date (the “Maturity Date”) of the Credit Facility was extended to December 18, 2026 and a mandatory US$97.5 million prepayment of the Credit Facility at 97.5% of par thereby reducing the outstanding amount of the Credit Facility by US$100 million is required to be made by December 31, 2024. In addition, the Maturity Date of the Credit Facility will be further extended to September 18, 2027 if an optional prepayment on the same terms is made on or before March 31, 2025. The Amending Agreement also includes changes to certain negative covenants, repayment provisions in the event of divestitures and events of default.

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(c) of Regulation S-K.

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

3.4

Bylaws of Canopy Growth Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 8, 2021).

4.1	Form of Convertible Debenture Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2024).

4.2	Form of Warrant Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2024)

10.1

Exchange Agreement, dated as of April 18, 2024, by and between Canopy Growth Corporation and Greenstar Canada Investment Limited Partnership (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 19, 2024).

10.2

Seventh Amendment to Arrangement Agreement, dated as of April 25, 2024, by and among Canopy Growth Corporation, Canopy USA, LLC and Acreage Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 30, 2024).

10.3

Second Amended and Restated Limited Liability Company Agreement of Canopy USA, LLC, dated April 30, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2024).

10.4

Exchange and Subscription Agreement, dated as of May 2, 2024, by and between Canopy Growth Corporation and the investor party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2024).

10.5	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2024).

10.6

Eighth Amendment to Arrangement Agreement, dated as of May 8, 2024, by and among Canopy Growth Corporation, Canopy USA, LLC and Acreage Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 13, 2024).

10.7+

Assignment and Acceptance, dated as of June 3, 2024, by and among AFC Gamma, Inc., AFC Institutional Fund LLC and AFC Agent LLC, as assignors, and 11065220 Canada Inc., as assignee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 5, 2024).

10.8+

Commitment Letter Agreement, dated June 3, 2024, by and between Viridescent Realty Trust, Inc. and 11065220 Canada Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 5, 2024).

10.9

Assignment and Acceptance, dated as of June 3, 2024, by and between 11065220 Canada Inc., as assignor, and Viridescent Realty Trust, Inc., as assignee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on June 5, 2024).

10.10

Amended and Restated Credit Agreement, dated as of June 3, 2024, by and among Viridescent Realty Trust, Inc. and 11065220 Canada Inc., as lenders, High Street Capital Partners, LLC, as borrower, Acreage Holdings, Inc. and each other loan party identified on the signature pages thereto, and VRT Agent LLC, as agent for the lenders (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on June 5, 2024).

10.11

Agreement Among Lenders, dated as of June 3, 2024, by and among Viridescent Realty Trust, Inc., as First Out Lender, 11065220 Canada Inc., as Last Out Lender, VRT Agent LLC, as Administrative Agent, and acknowledged by the other loan parties thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on June 5, 2024).

10.12#

Amendment to Executive Employment Agreement of David Klein, effective June 8, 2024 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2024, filed with the SEC on May 30, 2024).

10.13*+	Amendment No. 3 to Credit Agreement, dated as of August 8, 2024, between Canopy Growth Corporation, 11065220 Canada Inc., the lenders party thereto and Wilmington Trust, National Association.

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

+ Portions of this exhibit are redacted pursuant to Item 601(b)(10) of Regulation S-K.

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

CANOPY GROWTH CORPORATION

Date: August 9, 2024	By:	/s/ David Klein
David Klein
Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2024	By:	/s/ Judy Hong
Judy Hong
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)