Form 10-Q
period 2024-09-30
Canopy Growth Corp
filed 2024-11-08
CIK 1737927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 7, 2024, there were 105,360,224 common shares of the registrant outstanding and 26,261,474 non-voting and non-participating exchangeable shares of the registrant outstanding which are convertible at any time, at the option of the holder, into common shares of the registrant on a one for one basis.

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

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(in thousands of Canadian dollars, except number of shares and per share data, unaudited)

	September 30, 2024	March 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$228,416	$170,300
Short-term investments	2,805	33,161
Restricted short-term investments	7,490	7,310
Amounts receivable, net	41,860	51,847
Inventory	90,094	77,292
Assets of discontinued operations	-	8,038
Prepaid expenses and other assets	21,000	23,232
Total current assets	391,665	371,180
Equity method investments	136,377	-
Other financial assets	242,145	437,629
Property, plant and equipment	303,165	320,103
Intangible assets	95,386	104,053
Goodwill	44,531	43,239
Other assets	19,079	24,126
Total assets	$1,232,348	$1,300,330

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,364	$28,673
Other accrued expenses and liabilities	42,736	54,039
Current portion of long-term debt	137,918	103,935
Other liabilities	82,266	48,068
Total current liabilities	281,284	234,715
Long-term debt	415,932	493,294
Other liabilities	25,464	71,814
Total liabilities	722,680	799,823
Commitments and contingencies
Canopy Growth Corporation shareholders' equity:
Share capital Common shares - $nil par value; Authorized - unlimited; Issued and outstanding - 93,863,960 shares and 91,115,501 shares, respectively. Exchangeable shares - $nil par value; Authorized - unlimited; Issued and outstanding - 26,261,474 shares and nil shares, respectively.	8,490,670	8,244,301
Additional paid-in capital	2,620,491	2,602,148
Accumulated other comprehensive loss	(16,032)	(16,051)
Deficit	(10,585,461)	(10,330,030)
Total Canopy Growth Corporation shareholders' equity	509,668	500,368
Noncontrolling interests	-	139
Total shareholders' equity	509,668	500,507
Total liabilities and shareholders' equity	$1,232,348	$1,300,330

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

(in thousands of Canadian dollars, except number of shares and per share data, unaudited)

	Three months ended September 30,		Six months ended September 30,
	2024	2023	2024	2023
Revenue	$73,958	$82,076	$149,741	$170,720
Excise taxes	10,967	12,481	20,538	24,867
Net revenue	62,991	69,595	129,203	145,853
Cost of goods sold	41,153	46,169	84,334	108,665
Gross margin	21,838	23,426	44,869	37,188
Operating expenses
Selling, general and administrative expenses	41,730	57,611	89,698	120,374
Share-based compensation	5,221	2,717	9,372	6,434
Loss (gain) on asset impairment and restructuring	20,830	(29,895)	20,850	(27,961)
Total operating expenses	67,781	30,433	119,920	98,847
Operating loss from continuing operations	(45,943)	(7,007)	(75,051)	(61,659)
Other income (expense), net	(85,305)	(128,334)	(179,194)	(82,233)
Loss from continuing operations before income taxes	(131,248)	(135,341)	(254,245)	(143,892)
Income tax expense	(302)	(12,821)	(6,496)	(14,839)
Net loss from continuing operations	(131,550)	(148,162)	(260,741)	(158,731)
Discontinued operations, net of income tax	3,257	(176,638)	5,310	(207,930)
Net loss	(128,293)	(324,800)	(255,431)	(366,661)
Discontinued operations attributable to noncontrolling interests and redeemable noncontrolling interest	-	(14,786)	-	(18,526)
Net loss attributable to Canopy Growth Corporation	$(128,293)	$(310,014)	$(255,431)	$(348,135)

Basic and diluted loss per share[1]
Continuing operations	$(1.52)	$(2.07)	$(3.14)	$(2.50)
Discontinued operations	0.04	(2.26)	0.06	(2.99)
Basic and diluted loss per share	$(1.48)	$(4.33)	$(3.08)	$(5.49)
Basic and diluted weighted average common shares outstanding[1]	86,827,991	71,629,443	83,056,230	63,383,000

Comprehensive income (loss):
Net loss from continuing operations	$(131,550)	$(148,162)	$(260,741)	$(158,731)
Other comprehensive income (loss), net of income tax
Fair value changes of own credit risk of financial liabilities	-	(26,648)	-	(12,470)
Foreign currency translation	5,516	(2,369)	4,748	(9,529)
Total other comprehensive income (loss), net of income tax	5,516	(29,017)	4,748	(21,999)
Comprehensive loss from continuing operations	(126,034)	(177,179)	(255,993)	(180,730)
Comprehensive income (loss) from discontinued operations	3,257	(176,638)	5,310	(207,930)
Comprehensive loss	(122,777)	(353,817)	(250,683)	(388,660)
Comprehensive loss from discontinued operations attributable to noncontrolling interests and redeemable noncontrolling interest	-	(14,786)	-	(18,526)
Comprehensive loss attributable to Canopy Growth Corporation	$(122,777)	$(339,031)	$(250,683)	$(370,134)

1 Prior year share and per share amounts have been retrospectively adjusted to reflect the Share Consolidation, which became effective on December 15, 2023. See Note 2 for details.

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of Canadian dollars, unaudited)

	Six months ended September 30, 2024
		Additional paid-in capital			Accumulated
	Share capital	Share-based reserve	Warrants	Ownership changes	other comprehensive income (loss)	Deficit	Noncontrolling interests	Total
Balance at March 31, 2024	$8,244,301	$514,578	$2,610,519	$(522,949)	$(16,051)	$(10,330,030)	$139	$500,507
Common shares issued from ATM Program	46,291	-	-	-	-	-	-	46,291
Other issuances of common shares and share issue costs	(3,189)	-	-	-	-	-	-	(3,189)
Exercise of warrants	10,265	-	(2,702)	-	-	-	-	7,563
Share-based compensation	-	4,151	-	-	-	-	-	4,151
Issuance and vesting of restricted share units and performance share units	2,596	(2,596)	-	-	-	-	-	-
Extinguishment of promissory note and issuance of exchangeable shares	81,220	8,005	-	-	(15,127)	-	-	74,098
Canopy USA Transaction	12,452	-	-	-	10,398	-	(139)	22,711
Supreme debt settlement	-	-	8,697	-	-	-	-	8,697
Comprehensive loss	-	-	-	-	(768)	(127,138)	-	(127,906)
Balance at June 30, 2024	$8,393,936	$524,138	$2,616,514	$(522,949)	$(21,548)	$(10,457,168)	$-	$532,923
Common shares issued from ATM Program	92,185	-	-	-	-	-	-	92,185
Other issuances of common shares and share issue costs	(1,522)	-	-	-	-	-	-	(1,522)
Exercise of warrants	1,207	-	(316)	-	-	-	-	891
Exercise of Previous Equity Incentive Plan stock options	238	(126)	-	-	-	-	-	112
Share-based compensation	-	5,221	-	-	-	-	-	5,221
Issuance and vesting of restricted share units and performance share units	1,991	(1,991)	-	-	-	-	-	-
Supreme debt settlement	2,635	-	-	-	-	-	-	2,635
Comprehensive loss	-	-	-	-	5,516	(128,293)	-	(122,777)
Balance at September 30, 2024	$8,490,670	$527,242	$2,616,198	$(522,949)	$(16,032)	$(10,585,461)	$-	$509,668

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of Canadian dollars, unaudited)

	Six months ended September 30, 2023
		Additional paid-in capital				Accumulated
	Share capital	Share-based reserve	Warrants	Ownership changes	Redeemable noncontrolling interest	other comprehensive income (loss)	Deficit	Noncontrolling interests	Total
Balance at March 31, 2023	$7,938,571	$498,150	$2,581,788	$(521,961)	$(51,492)	$(13,860)	$(9,672,761)	$1,587	$760,022
Other issuances of common shares and warrants	120,470	-	-	-	-	(1,667)	-	-	118,803
Share-based compensation	-	3,716	-	-	-	-	-	-	3,716
Issuance and vesting of restricted share units and performance share units	6,240	(6,240)	-	-	-	-	-	-	-
Changes in redeemable noncontrolling interest	-	-	-	-	(3,740)	-	-	3,740	-
Redemption of redeemable noncontrolling interest	-	-	-	(181)	-	-	-	(12)	(193)
Comprehensive income (loss)	-	-	-	-	-	7,018	(38,121)	(3,740)	(34,843)
Balance at June 30, 2023	$8,065,281	$495,626	$2,581,788	$(522,142)	$(55,232)	$(8,509)	$(9,710,882)	$1,575	$847,505
Private Placement, net of issuance costs	12,836	9,820	8,977	-	-	-	-	-	31,633
Other issuances of common shares and warrants	132,553	(80)	-	-	-	12,727	-	-	145,200
Exercise of Previous Equity Incentive Plan stock options	165	(165)	-	-	-	-	-	-	-
Share-based compensation	-	2,718	-	-	-	-	-	-	2,718
Issuance and vesting of restricted share units and performance share units	561	(561)	-	-	-	-	-	-	-
Changes in redeemable noncontrolling interest	-	-	-	-	(14,786)	-	-	14,786	-
Ownership changes relating to noncontrolling interests, net	-	-	-	-	70,018	-	-	(1,436)	68,582
Redemption of redeemable noncontrolling interest	8,450	-	-	(807)	-	-	-	-	7,643
Comprehensive income (loss)	-	-	-	-	-	(29,017)	(310,014)	(14,786)	(353,817)
Balance at September 30, 2023	$8,219,846	$507,358	$2,590,765	$(522,949)	$-	$(24,799)	$(10,020,896)	$139	$749,464

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of Canadian dollars, unaudited)

	Six months ended September 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(255,431)	$(366,661)
Gain (loss) from discontinued operations, net of income tax	5,310	(207,930)
Net loss from continuing operations	(260,741)	(158,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	10,628	16,568
Amortization of intangible assets	10,709	13,073
Share-based compensation	9,372	6,434
Loss (gain) on asset impairment and restructuring	18,768	(25,986)
Income tax expense	6,496	14,839
Non-cash fair value adjustments and charges related to settlement of long-term debt	147,290	44,438
Change in operating assets and liabilities, net of effects from purchases of businesses:
Amounts receivable	3,892	(12,903)
Inventory	(11,972)	(4,240)
Prepaid expenses and other assets	(5,643)	(250)
Accounts payable and accrued liabilities	(22,000)	(13,038)
Other, including non-cash foreign currency	(12,431)	(52,817)
Net cash used in operating activities - continuing operations	(105,632)	(172,613)
Net cash used in operating activities - discontinued operations	-	(54,709)
Net cash used in operating activities	(105,632)	(227,322)
Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(6,509)	(2,636)
Purchases of intangible assets	(14)	(803)
Proceeds on sale of property, plant and equipment	4,932	152,417
Redemption of short-term investments	30,184	81,015
Net cash outflow on sale or deconsolidation of subsidiaries	(6,968)	-
Net cash inflow on loan receivable	28,303	831
Investment in other financial assets	(95,335)	(472)
Other investing activities	-	(10,513)
Net cash (used in) provided by investing activities - continuing operations	(45,407)	219,839
Net cash provided by (used in) investing activities - discontinued operations	13,414	(17,122)
Net cash (used in) provided by investing activities	(31,993)	202,717
Cash flows from financing activities:
Proceeds from issuance of common shares and warrants	138,476	33,795
Proceeds from exercise of stock options	112	-
Proceeds from exercise of warrants	8,454	-
Issuance of long-term debt and convertible debentures	68,255	-
Repayment of long-term debt	(13,484)	(415,185)
Other financing activities	(7,096)	(25,908)
Net cash provided by (used in) financing activities	194,717	(407,298)
Effect of exchange rate changes on cash and cash equivalents	1,024	(2,129)
Net increase (decrease) in cash and cash equivalents	58,116	(434,032)
Cash and cash equivalents, beginning of period[1]	170,300	677,007
Cash and cash equivalents, end of period[2]	$228,416	$242,975
[1] Includes cash of our discontinued operations of $nil and $9,314 for March 31, 2024 and 2023, respectively.
[2] Includes cash of our discontinued operations of $nil and $2,599 for September 30, 2024 and 2023, respectively.

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of Canadian dollars, unaudited)

	Six months ended September 30,
	2024	2023
Supplemental disclosure of cash flow information
Cash received during the period:
Income taxes	$77	$3,344
Interest	$4,540	$11,285
Cash paid during the period:
Income taxes	$258	$1,290
Interest	$36,014	$58,881
Noncash investing and financing activities
Additions to property, plant and equipment	$174	$199

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

As of the filing of the Annual Report, the Company had been able to successfully mitigate the substantial doubt by completing several balance sheet actions as further described in the Annual Report. During the six months ended September 30, 2024, the Company completed additional actions and established the ATM Program (as defined below), issued and sold an aggregate of 16,805,852 common shares for gross proceeds of $138,476 under the ATM Program (see Note 19), received additional proceeds from the BioSteel Canada (as defined below) asset sale, amended the terms of the Credit Facility (as defined below) thereby extending the maturity date of the Credit Facility, and paid down certain debt balances. The Company continues to evaluate different strategies and may pursue additional actions that are expected to further increase its liquidity position, including, but not limited to, pursuing additional actions under its cost-savings plan and seeking additional financing from both the public and private markets through the issuance of equity and/or debt securities. As a result of management's plans above and the financial results of the Company at September 30, 2024, management concludes that the substantial doubt about the Company’s ability to continue as a going concern continues to be alleviated.

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

Equity method investments

Equity method investments include those investments where the Company: (i) can exercise significant influence over the other entity and (ii) holds common stock and/or in-substance common stock of the other entity. Unless the fair value method is elected, equity method investments are accounted for under the equity method. Under the equity method, investments are carried at cost, and subsequently adjusted for the Company’s share of net income (loss), comprehensive income (loss) and distributions received from the investee. If the current fair value of an investment falls below its carrying amount, this may indicate that an impairment loss should be recorded. Any impairment losses recognized are not reversed in subsequent periods.

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

In connection with the Reorganization Amendments, on May 19, 2023, Canopy USA and Huneeus 2017 Irrevocable Trust (the “Trust”) entered into a share purchase agreement (the “Trust SPA”), which sets out the terms of the Trust’s investment in Canopy USA in the aggregate amount of up to US$20 million (the “Trust Transaction”). Agustin Huneeus, Jr. is the trustee of the Trust and is an affiliate of a shareholder of Jetty. Pursuant to the terms of the Trust SPA, the Trust will, subject to certain terms and conditions contained in the Trust SPA be issued common shares of Canopy USA (the “Canopy USA Common Shares”) in two tranches with an aggregate value of up to US$10 million along with warrants of Canopy USA to acquire additional Canopy USA Common Shares. In addition, subject to the terms of the Trust SPA, the Trust has also been granted options to acquire additional Voting Shares (as defined in the A&R LLC Agreement) with a value of up to an additional US$10 million and one such additional option includes the issuance of additional warrants of Canopy USA. On April 26, 2024, Canopy USA completed the first tranche closing of the Trust Transaction in accordance with the Trust SPA. As of November 7, 2024, the Trust holds an aggregate 28,571,429 Canopy USA Common Shares and warrants to acquire up to 85,714,284 Voting Shares expiring on April 26, 2031.

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

Following the Reorganization, Reorganization Amendments and Additional Reorganization Amendments, on May 6, 2024, Canopy USA exercised the options (the “Wana Options”) to acquire Mountain High Products, LLC, Wana Wellness, LLC and The Cima Group, LLC (collectively, “Wana”) leading cannabis edibles brand in North America and subsequently closed the transactions to acquire Wana Wellness, LLC and The Cima Group, LLC. On October 8, 2024, Canopy USA closed the acquisition of Mountain High Products, LLC. In addition, Canopy USA exercised the options (the “Jetty Options”) to acquire Lemurian, Inc. (“Jetty”) a California-based producer of high-quality cannabis extracts and pioneer of clean vape technology and subsequently completed the first tranche closing to acquire Jetty. On June 4, 2024, the option to acquire the issued and outstanding Class E subordinate voting shares (the “Fixed Shares”) of Acreage (the “Acreage Option”) was exercised. Canopy USA also holds direct and indirect interests in the capital of TerrAscend Corp. (“TerrAscend”), a leading North American cannabis operator with vertically integrated operations and a presence in Pennsylvania, New Jersey, Michigan and California as well as licensed cultivation and processing operations in Maryland.

Canopy USA currently holds an ownership interest in the following assets, among others:

•
Wana – 100% of the membership interest of Wana Wellness, LLC, The Cima Group, LLC, and Mountain High Products, LLC.

•
Jetty – approximately 77% of the shares of Jetty.
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
•
TerrAscend – Canopy USA beneficially holds an aggregate of 64,564,487 TerrAscend common shares (the “TerrAscend Common Shares”) on an as-converted basis and 22,474,130 TerrAscend Common Share purchase warrants with a weighted average exercise price of $6.07 per TerrAscend Common Share and expiring on December 31, 2032 (the “TerrAscend Warrants”). Assuming full exercise of the TerrAscend Warrants, Canopy USA will beneficially hold an aggregate of 87,038,617 TerrAscend Common Shares on an as-converted basis assuming conversion of the TerrAscend exchangeable shares (the “TerrAscend Exchangeable Shares”) beneficially held by Canopy USA.

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

As of November 7, 2024, the Trust holds 28,571,429 Canopy USA Common Shares, the shareholders of Wana collectively hold 60,955,929 Canopy USA Common Shares and a wholly-owned subsidiary of the Company holds all of the issued and outstanding Non-Voting Shares in the capital of Canopy USA, representing approximately 72.3% of the issued and outstanding shares in Canopy USA on an as-converted basis.

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

The Optionor subsequently transferred approximately $2,972 (US$2,173) of the Acquired Debt to the other Lender (the “Rolling Lender”) and entered into a series of agreements with the Rolling Lender and Acreage, among others, including an amended and restated credit agreement (the "First ARCA"), which provided for, among other things, the Acquired Debt, certain interest payments to be paid-in-kind, revisions to certain financial covenants and, following certain events, an extension to the maturity date.

On September 13, 2024, the Optionor entered into a series of transactions with, among others, Acreage, the Rolling Lender and an arm's length third-party lender (the "Other Lender"). Pursuant to such transactions, all of Acreage's indebtedness held by the Rolling Lender was acquired by the Other Lender. Following the acquisition by the Other Lender, the Optionor, the Other Lender and Acreage, among others, amended and restated the First ARCA pursuant to a second amended and restated credit agreement dated as of September 13, 2024 (the "Second ARCA"). Pursuant to the Second ARCA and an agreement among lenders entered into on September 13, 2024 between, among others, the Optionor and the Other Lender, all interest owing to the Optionor under the Second ARCA is, subject to the consent of the Other Lender, to be paid-in-kind and not in cash. Under the Second ARCA, as of September 13, 2024, the Optionor was owed an aggregate principal amount equal to approximately $137,955 (US$102,000), which is subordinate to approximately $87,913 (US$65,000) owed to the Other Lender.

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

4. BIOSTEEL

On September 14, 2023, following a review of the strategic options for the BioSteel business unit, Canopy Growth ceased funding the operations of BioSteel Sports Nutrition Inc. ("BioSteel Canada"). BioSteel Canada commenced proceedings (the "CCAA Proceedings") under the Companies' Creditors Arrangement Act (the "CCAA") in the Ontario Superior Court of Justice (Commercial List) (the "CCAA Court") and sought and obtained recognition of that proceeding under Chapter 15 of the United States Bankruptcy Code. To assist with the sale process, the CCAA Court approved the appointment of a monitor as required under the CCAA.

As a result of the CCAA Proceedings, the most relevant activity of BioSteel Canada became the liquidation and sale of assets. Management concluded that Canopy Growth ceased to have the power to direct the relevant activity of BioSteel Canada because the liquidation and sale transactions required approval from the CCAA Court. Thus, Canopy Growth no longer had a controlling interest in BioSteel Canada and had deconsolidated the entity effective September 14, 2023. The deconsolidation of BioSteel Canada and related impairment charges were classified under losses from discontinued operations.

The strategic decisions made encompassed all operations of the BioSteel business unit, including those of BioSteel Canada. For this reason, the BioSteel segment results for all periods prior to the September 14, 2023 deconsolidation of BioSteel Canada, including costs to exit, were classified as discontinued operations.

On November 16, 2023, BioSteel Sports Nutrition USA LLC ("BioSteel US") and BioSteel Manufacturing LLC ("BioSteel Manufacturing" and collectively with BioSteel Canada and BioSteel US, the “BioSteel Entities”) were added as additional applicants in the CCAA Proceedings. As a result, the most relevant activity of both entities became the liquidation and sale of assets and distribution of cash and proceeds to their respective stakeholders and management concluded that Canopy Growth ceased to have the power to direct the relevant activities of BioSteel US and BioSteel Manufacturing because those activities required approval from the CCAA Court. As a result of the conclusion of the sale of assets and distribution of the cash and proceeds of the BioSteel Entities, on July 31, 2024, the CCAA Court granted an order which provided, among other things, for the termination of the CCAA Proceedings upon service of a certificate (the “CCAA Termination Certificate”) and authorization for the BioSteel Entities to file assignments in bankruptcy pursuant to the Bankruptcy and Insolvency Act. The BioSteel Entities were assigned into bankruptcy as of October 2, 2024. The bankruptcy of the BioSteel Entities will deal with any remaining nominal assets of the BioSteel Entities. The CCAA Termination Certificate was served on October 22, 2024.

As a result of the foregoing, Canopy Growth no longer has a controlling interest in BioSteel US and BioSteel Manufacturing and has deconsolidated both entities effective November 16, 2023. The deconsolidation of BioSteel US and BioSteel Manufacturing and related impairment charges were classified under losses from discontinued operations.

	Three months ended		Six months ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Net revenue	$-	$23,970	$-	$56,438
Cost of goods sold	-	103,432	-	143,725
Operating expenses	-	69,714	-	98,577
Operating loss	-	(149,176)	-	(185,864)
Other income (expense), net[1]	3,257	(28,398)	5,310	(23,002)
Income tax (expense) recovery	-	936	-	936
Net income (loss) on discontinued operations, net of tax	$3,257	$(176,638)	$5,310	$(207,930)

1 Included in Other income (expense), net for the three and six months ended September 30, 2024 is a gain/loss on deconsolidation of $nil and $nil, respectively (three and six months ended September 30, 2023 - loss on deconsolidation of $22,237 and $22,237, respectively).

Investment in BioSteel Entities

The CCAA Proceedings for BioSteel Canada have been completed. Canopy Growth continues to have a 100% ownership interest in each of BioSteel US and BioSteel Manufacturing, but has deconsolidated both entities because it no longer has a controlling interest in them. Since the estimated amount of the liabilities of BioSteel US and BioSteel Manufacturing exceeds the estimated fair value of the assets available for distribution to its creditors, the fair value of Canopy Growth's equity investment in BioSteel US and BioSteel Manufacturing approximates zero.

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

The remaining amounts legally receivable from the BioSteel Entities are measured at their expected recoverable amounts. As of September 30, 2024, the receivable balance from the BioSteel Entities is $nil. The assets and liabilities related to the BioSteel Entities business units are classified as discontinued operations and the major categories are as follows:

	September 30,	March 31,
	2024	2024
Receivable from BioSteel Entities	$-	$8,038
Total assets of discontinued operations	$-	$8,038

Total liabilities of discontinued operations	$-	$-

5. LOSS ON ASSET IMPAIRMENT AND RESTRUCTURING

In the three months ended September 30, 2024, the Company recorded a loss on asset impairment and restructuring which primarily related to the non-cash impairment of divestiture-related assets, employee restructuring costs and other costs associated with previous restructuring actions.

In the six months ended September 30, 2024, the Company recorded a loss on asset impairment and restructuring which primarily related to the non-cash impairment of divestiture-related assets, employee restructuring costs and other costs associated with previous restructuring actions. This was partially offset by a gain related to the remeasurement of a restructured lease facility upon execution of the related exit agreement.

As a result, in the three and six months ended September 30, 2024, the Company recognized a loss on asset impairment and restructuring of $20,830 and $20,850, respectively (three and six months ended September 30, 2023 – gain of $29,895 and $27,961, respectively).

6. CASH AND CASH EQUIVALENTS

The components of cash and cash equivalents are as follows:

	September 30,	March 31,
	2024	2024
Cash	$142,301	$115,427
Cash equivalents	86,115	54,873
	$228,416	$170,300

7. SHORT-TERM INVESTMENTS

The components of short-term investments are as follows:

	September 30,	March 31,
	2024	2024
Term deposits	$2,805	$33,161
	$2,805	$33,161

The amortized cost of short-term investments at September 30, 2024 is $2,805 (March 31, 2024 – $33,161).

8. AMOUNTS RECEIVABLE, NET

The components of amounts receivable, net are as follows:

	September 30,	March 31,
	2024	2024
Accounts receivable, net	$36,515	$44,943
Indirect taxes receivable	1,597	2,517
Interest receivable	2,371	876
Other receivables	1,377	3,511
	$41,860	$51,847

Included in the accounts receivable, net balance at September 30, 2024 is an allowance for doubtful accounts of $13,005 (March 31, 2024 – $9,903).

9. INVENTORY

The components of inventory are as follows:

	September 30,	March 31,
	2024	2024
Raw materials, packaging supplies and consumables	$17,113	$18,872
Work in progress	40,930	31,367
Finished goods	32,051	27,053
	$90,094	$77,292

In the three and six months ended September 30, 2024, the Company recorded write-downs related to inventory in cost of goods sold of $1,215 and $1,905, respectively (three and six months ended September 30, 2023 – $3,958 and $7,503, respectively).

10. PREPAID EXPENSES AND OTHER ASSETS

The components of prepaid expenses and other assets are as follows:

	September 30,	March 31,
	2024	2024
Prepaid expenses	$11,935	$6,621
Deposits	4,714	2,365
Other assets	4,351	14,246
	$21,000	$23,232

11. EQUITY METHOD INVESTMENTS

The components of equity method investments are as follows:

	September 30,	March 31,
	2024	2024
Canopy USA	$136,377	$-
	$136,377	$-

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

					Foreign
		Balance at			currency		Balance at
		March 31,		Fair value	translation		September 30,
Entity	Instrument	2024	Additions	changes	adjustments	Other	2024
Acreage[1]	Fixed Shares option and Floating Shares agreement	$10,000	$-	$(31,808)	$(35)	$21,843	$-
TerrAscend Exchangeable Shares	Exchangeable shares	120,000	-	17,291	2,109	(139,400)	-
TerrAscend - December 2022	Warrants	32,500		7,929	571	(41,000)	-
TerrAscend	Option	2,000	-	265	35	(2,300)	-
Wana	Option	149,766	-	-	1,537	(151,303)	-
Jetty	Options	59,915	-	-	615	(60,530)	-
Acreage Hempco[1]	Debenture	11,780	-	-	121	(11,901)	-
Acreage Debt Option Premium	Option	37,574	-	3,147	386	(41,107)	-
Acreage Tax Receivable Agreement	Other	1,287	-	-	13	(1,300)	-
Acreage Debt	Loan receivable	-	133,595	(5,975)	(1,499)	-	126,121
Elevate loan receivable[2]	Loan receivable	-	174,864	(34,603)	(3,016)	(24,622)	112,623
Other - at fair value through net income (loss)	Various	4,441	-	(2,865)	24	(1,504)	96
Other - classified as held for investment	Loan receivable	8,366	-	-	-	(5,061)	3,305
		$437,629	$308,459	$(46,619)	$861	$(458,185)	$242,145

1 See Note 27 for information regarding the Acreage Amended Arrangement and Acreage Hempco (as defined below).

2 Upon deconsolidation of the financial results of Canopy USA within the Company's financial statements, the Elevate loan receivable, which was previously recorded at amortized cost, is now recorded at fair value. The remeasurement of this retained non-controlling interest from the deconsolidation of Canopy USA is part of the gain on disposal of consolidated entity described in Note 3.

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

The Optionor subsequently transferred approximately $2,972 (US$2,173) of the Acquired Debt to the Rolling Lender and entered into a series of agreements with the Rolling Lender and Acreage, among others, including the First ARCA, which provided for, among other things, the Acquired Debt, certain interest payments to be paid-in-kind, revisions to certain financial covenants and, following certain events, an extension to the maturity date.

On September 13, 2024, the Optionor entered into a series of transactions with, among others, Acreage, the Rolling Lender and the Other Lender. Pursuant to such transactions, all of Acreage's indebtedness held by the Rolling Lender was acquired by the Other Lender. Following the acquisition by the Other Lender, the Optionor, the Other Lender and Acreage, among others, entered into the Second ARCA. Pursuant to the Second ARCA and an agreement among lenders entered into on September 13, 2024 between, among others, the Optionor and the Other Lender, all interest owing to the Optionor under the Second ARCA is, subject to the consent of the Other Lender, to be paid-in-kind and not in cash. Under the Second ARCA, as of September 13, 2024, the Optionor was owed an aggregate principal amount equal to approximately $137,955 (US$102,000), which is subordinate to approximately $87,913 (US$65,000) owed to the Other Lender.

13. PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment are as follows:

	September 30,	March 31,
	2024	2024
Buildings and greenhouses	$304,557	$305,606
Production and warehouse equipment	60,190	62,026
Leasehold improvements	3,184	7,787
Office and lab equipment	10,627	11,041
Computer equipment	7,244	7,784
Land	4,939	5,323
Right-of-use-assets
Buildings and greenhouses	11,476	17,697
Assets in process	5,474	1,019
	407,691	418,283
Less: Accumulated depreciation	(104,526)	(98,180)
	$303,165	$320,103

Depreciation expense included in cost of goods sold for the three and six months ended September 30, 2024 is $4,276 and $9,256, respectively (three and six months ended September 30, 2023 – $5,070 and $14,498, respectively). Depreciation expense included in selling, general and administrative expenses for the three and six months ended September 30, 2024 is $670 and $1,372, respectively (three and six months ended September 30, 2023 – $809 and $2,070, respectively).

14. INTANGIBLE ASSETS

The components of intangible assets are as follows:

	September 30, 2024		March 31, 2024
	Gross	Net	Gross	Net
	Carrying	Carrying	Carrying	Carrying
	Amount	Amount	Amount	Amount
Finite lived intangible assets
Intellectual property	$84,938	$35,492	$82,423	$38,571
Distribution channel	46,044	2,544	45,981	3,029
Operating licenses	24,400	14,440	24,400	15,964
Software and domain names	32,323	4,280	32,262	7,010
Brands	14,493	9,154	14,493	10,850
Amortizable intangibles in process	3	3	29	29
Total	$202,201	$65,913	$199,588	$75,453

Indefinite lived intangible assets
Acquired brands		$29,473		$28,600
Total intangible assets		$95,386		$104,053

Amortization expense included in cost of goods sold for the three and six months ended September 30, 2024 is $12 and $24, respectively (three and six months ended September 30, 2023 – $13 and $28, respectively). Amortization expense included in selling, general and administrative expenses for the three and six months ended September 30, 2024 is $5,349 and $10,685, respectively (three and six months ended September 30, 2023 – $6,638 and $13,045, respectively).

15. GOODWILL

The changes in the carrying amount of goodwill are as follows:

Balance, March 31, 2023	$85,563
Impairment losses	(42,081)
Foreign currency translation adjustments	(243)
Balance, March 31, 2024	$43,239
Foreign currency translation adjustments	1,292
Balance, September 30, 2024	$44,531

The Company does not believe that an event occurred or circumstances changed during the six months ended September 30, 2024 that would, more likely than not, reduce the fair value of the Storz & Bickel® (“Storz & Bickel”) reporting unit below its carrying value. Therefore, the Company concluded that the quantitative goodwill impairment assessment was not required for the Storz & Bickel reporting unit at September 30, 2024. The carrying value of goodwill associated with the Storz & Bickel reporting unit was $44,531 at September 30, 2024.

The Company is required to perform its next annual goodwill impairment analysis on March 31, 2025, or earlier should there be an event that occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

16. OTHER ACCRUED EXPENSES AND LIABILITIES

The components of other accrued expenses and liabilities are as follows:

	September 30,	March 31,
	2024	2024
Employee compensation	$11,931	$21,468
Taxes and government fees	10,917	10,519
Professional fees	3,584	5,849
Other	16,304	16,203
	$42,736	$54,039

17. DEBT

The components of debt are as follows:

		September 30,	March 31,
	Maturity Date	2024	2024
Credit facility	December 18, 2026
Principal amount		474,203	486,935
Accrued interest		798	831
Deferred financing costs		(14,333)	(17,948)
		460,668	469,818
Supreme convertible debentures	September 10, 2025	2,301	30,654
Accretion debentures	September 10, 2025	663	6,390
May 2024 Convertible Debenture	May 14, 2029	89,511	-
Promissory note	December 31, 2024	-	89,224
Other revolving debt facility, loan, and financings		707	1,143
		553,850	597,229
Less: current portion		(137,918)	(103,935)
Long-term portion		$415,932	$493,294

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

On August 8, 2024, the Company entered into an amendment (the “Amending Agreement”) with all of the lenders to the Credit Facility under the Credit Agreement dated March 18, 2021, as amended on October 24, 2022 and July 13, 2023, among the Company and 11065220 Canada Inc., as borrowers, the lenders party thereto and Wilmington Trust, National Association, as administrative and collateral agent. Pursuant to the terms of the Amending Agreement, the maturity date of the Credit Facility was extended to December 18, 2026 and a mandatory US$97,500 prepayment of the Credit Facility at 97.5% of par thereby reducing the outstanding amount of the Credit Facility by US$100,000 was required to be made by December 31, 2024. The Company made the mandatory prepayment on October 16, 2024. Refer to Note 30 for additional details regarding the early prepayment.

In addition, the maturity date of the Credit Facility will be further extended to September 18, 2027 if an optional prepayment on the same terms is made on or before March 31, 2025. The Amending Agreement also includes changes to certain negative covenants, repayment provisions in the event of divestitures and events of default.

On September 27, 2024, the Company repurchased additional outstanding principal amounts under the Credit Facility (the "Second Quarter 2025 Paydown"). The Second Quarter 2025 Paydown resulted in an aggregate principal reduction of $1,148 (US$851) for a cash payment of $1,148 (US$851).

Through August 8, 2024, the Credit Facility matured on March 18, 2026 and through December 26, 2023, had an interest rate of LIBOR + 8.50%. After August 8, 2024, the Credit Facility matures on December 18, 2026, and after December 26, 2023, interest on amounts outstanding under the Credit Facility is calculated at either the applicable prime rate plus 7.50% per annum, subject to a prime rate floor of 2.00%, or adjusted term SOFR plus 8.50% per annum, subject to an adjusted term SOFR floor of 1.00%. The Company’s obligations under the Credit Facility are guaranteed by material wholly-owned Canadian and U.S. subsidiaries of the Company. The Credit Facility is secured by substantially all of the assets of the Company and its material wholly-owned Canadian and U.S. subsidiaries, including material real property. The Amended Credit Agreement contains representations and warranties, and affirmative and negative covenants.

Promissory Note

On April 13, 2023, the Company entered into an exchange agreement (the “April 2023 Exchange Agreement”) with Greenstar Canada Investment Limited Partnership (“Greenstar”), an affiliate of Constellation Brands, Inc. (“CBI”), in order to acquire and cancel $100,000 aggregate principal amount of the 4.25% unsecured senior notes due in 2023 (the “Canopy Notes”). Pursuant to the April 2023 Exchange Agreement, the Company agreed to acquire and cancel $100,000 aggregate principal amount of the Canopy Notes held by Greenstar in exchange for: (i) a cash payment to Greenstar in the amount of the unpaid and accrued interest owing under the Canopy Notes held by Greenstar; and (ii) a promissory note (the “CBI Note”) issuable to Greenstar in the aggregate amount of $100,000 payable on December 31, 2024. The CBI Note bears interest at a rate of 4.25% per year, payable on maturity of the CBI Note.

On April 18, 2024, the Company entered into an exchange agreement (the “April 2024 Exchange Agreement”) with Greenstar, pursuant to which Greenstar converted approximately $81,220 of the principal amount of the $100,000 principal amount of the CBI Note into 9,111,549 exchangeable shares of the Company (the “Exchangeable Shares”), calculated based on a price per Exchangeable

Share equal to $8.91 (the “Note Exchange”). Pursuant to the terms of the April 2024 Exchange Agreement, all accrued but unpaid interest on the CBI Note together with the remaining principal amount of the CBI Note was cancelled and forgiven for no additional consideration by Greenstar. Following the closing of the Note Exchange, there is no outstanding balance owing under the CBI Note and the CBI Note has been cancelled.

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

During the three and six months ended September 30, 2024, principal payments on Accretion Debentures totaled $nil and $677, respectively, and approximately $2,664 and $30,227, respectively, of aggregate principal amount of outstanding Supreme Debentures and Accretion Debentures were settled through the August 2024 Supreme Convertible Debt Exchange (as defined below) and the Exchange and Subscription Agreement (as defined below).

On August 20, 2024, the Company entered into an exchange and subscription agreement (the “August 2024 Supreme Convertible Debt Exchange”) with a single institutional investor (the “August 2024 Investor”) pursuant to which, among other things, the August 2024 Investor delivered to the Company approximately $2,664 of aggregate principal amount of outstanding Supreme Debentures held by the August 2024 Investor in exchange for 291,351 common shares of the Company and $29 in cash for accrued interest.

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

18. OTHER LIABILITIES

The components of other liabilities are as follows:

	As at September 30, 2024			As at March 31, 2024
	Current	Long-term	Total	Current	Long-term	Total
Lease liabilities	$42,117	$17,553	$59,670	$15,173	$55,597	$70,770
Acquisition consideration and other investment related liabilities	26,755	4,242	30,997	12,809	10,558	23,367
Refund liability	4,206	-	4,206	4,169	-	4,169
Settlement liabilities and other	9,188	3,669	12,857	15,917	5,659	21,576
	$82,266	$25,464	$107,730	$48,068	$71,814	$119,882

19. SHARE CAPITAL

CANOPY GROWTH

Authorized

An unlimited number of common shares.

(i) Equity financings

On June 6, 2024, the Company established an at-the-market equity program that allows it to sell up to US$250,000 of common shares of the Company from treasury to the public from time to time at the Company’s discretion (the “ATM Program”). The ATM Program will be effective until the earlier of (i) the issuance and sale of all of the common shares issuable pursuant to the ATM Program (ii) the date on which the Company receives notice from a securities regulatory authority that the Company’s Canadian short form base shelf prospectus dated June 5, 2024 and/or the Company’s registration statement on Form S-3ASR has ceased to be effective and (iii) July 5, 2026, unless terminated earlier in accordance with the terms of the equity distribution agreement entered into between the Company and BMO Nesbitt Burns Inc., as Canadian agent, and BMO Capital Markets Corp., as U.S. agent. As part of the ATM Program, during the three and six months ended September 30, 2024, the Company sold 12,058,788 and 16,805,852 common shares, respectively, for gross proceeds of $92,185 and $138,476, respectively (three and six months ended September 30, 2023 - no equity financings). Refer to Note 30 for additional information on common shares sold after September 30, 2024 as part of the ATM Program.

(ii) Other issuances of common shares and share capital transactions

During the six months ended September 30, 2024, the Company had the following other issuances and share capital transactions:

	Number of common shares	Share capital	Share based reserve
Other issuances and share issue costs	-	$(4,711)	$-
Total	-	$(4,711)	$-

During the six months ended September 30, 2023, the Company had the following other issuances and share capital transactions:

	Number of common shares[1]	Share capital	Share based reserve
Settlement of convertible debentures	8,445,894	$108,055	$-
Settlement of Canopy Notes	11,477,366	57,084	-
Settlement of debentures	7,341,818	87,754	-
Other issuances and share issue costs	6,426	130	(80)
Total	27,271,504	$253,023	$(80)

1 Prior year share amounts have been retrospectively adjusted to reflect the Share Consolidation, which became effective on December 15, 2023. See Note 2 for details.

(iii) Warrants

	Number of whole warrants	Average exercise price	Warrant value
Balance outstanding at March 31, 2024	10,451,457	$9.12	$2,610,519
Issuance of warrants	3,350,430	16.18	8,697
Exercise of warrants	(1,279,660)	6.60	(3,018)
Balance outstanding at September 30, 2024	12,522,227	$11.26	$2,616,198

	Number of whole warrants[2]	Average exercise price	Warrant value
Balance outstanding at March 31, 2023[1]	12,819,305	$580.40	$2,581,788
Issuance of warrants from private placement	2,292,947	18.33	8,977
Balance outstanding at September 30, 2023[1]	15,112,252	$495.10	$2,590,765

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

The maximum number of common shares reserved for issuance upon the exercise or vesting, as applicable, of Awards granted pursuant to the Incentive Plans is 9,386,396 as at September 30, 2024. As of September 30, 2024, the only Awards issued have been Options, RSUs and performance share units ("PSUs") under the Previous Equity Incentive Plan, and Options and RSUs under the Omnibus Equity Incentive Plan.

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

The following is a summary of the changes in the Options outstanding during the six months ended September 30, 2024:

	Options issued	Weighted average exercise price
Balance outstanding at March 31, 2024	2,883,922	$70.01
Options granted	765,107	10.37
Options exercised	(18,347)	6.13
Options expired/forfeited	(162,827)	319.28
Balance outstanding at September 30, 2024	3,467,855	$45.46

The following is a summary of the Options outstanding as at September 30, 2024:

	Options Outstanding		Options Exercisable
		Weighted Average		Weighted Average
		Remaining		Remaining
	Outstanding at	Contractual Life	Exercisable at	Contractual Life
Range of Exercise Prices	September 30, 2024	(years)	September 30, 2024	(years)
$0.60 - $7.50	2,030,952	4.75	657,810	4.74
$7.51 - $56.10	1,039,476	5.22	147,718	3.83
$56.11 - $585.10	397,427	1.11	282,261	1.03
	3,467,855	4.47	1,087,789	3.65

1 Prior period Options and exercise price amounts have been retrospectively adjusted to reflect the Share Consolidation, which became effective on December 15, 2023. See Note 2 for details.

At September 30, 2024, the weighted average exercise price of the Options outstanding and Options exercisable was $45.46 and $98.51, respectively (March 31, 2024 – $70.01 and $312.68, respectively).

The Company recorded $2,965 and $6,222 in share-based compensation expense related to Options issued to employees and contractors for the three and six months ended September 30, 2024, respectively (three and six months ended September 30, 2023 – $1,897 and $4,966, respectively). The share-based compensation expense for the six months ended September 30, 2024, includes an amount related to 107,874 Options being provided in exchange for services which are subject to performance conditions (for the six months ended September 30, 2023 – 107,874).

The Company uses the Black-Scholes option pricing model to establish the fair value of Options granted during the three months ended September 30, 2024 and 2023, on their measurement date by applying the following assumptions:

	September 30,	September 30,
	2024	2023
Risk-free interest rate	3.00%	-
Expected life of options (years)	3 - 5	-
Expected volatility	116%	-
Expected forfeiture rate	20%	-
Expected dividend yield	nil	-
Black-Scholes value of each Option	$7.17	-

Volatility was estimated by using the historical volatility of the Company. The expected life in years represents the period of time that Options granted are expected to be outstanding. The risk-free rate was based on zero coupon Canada government bonds with a remaining term equal to the expected life of the Options.

For the three and six months ended September 30, 2024, the Company recorded $2,256 and $3,150, respectively, in share-based compensation expense related to RSUs and PSUs (for the three and six months ended September 30, 2023 – $820 and $1,468, respectively).

The following is a summary of the changes in the Company’s RSUs and PSUs during the six months ended September 30, 2024:

Number of RSUs and PSUs
Balance outstanding at March 31, 2024	1,272,299
RSUs and PSUs granted	717,208
RSUs and PSUs released	(416,895)
RSUs and PSUs cancelled and forfeited	(105,546)
Balance outstanding at September 30, 2024	1,467,066

21. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income includes the following components:

	Foreign currency translation adjustments	Changes of own credit risk of financial liabilities	Accumulated other comprehensive income (loss)
As at March 31, 2024	$(31,178)	$15,127	$(16,051)
Disposal of consolidated entities	10,398	-	10,398
Extinguishment of promissory note and issuance of exchangeable shares	-	(15,127)	(15,127)
Other comprehensive income	4,748	-	4,748
As at September 30, 2024	$(16,032)	$-	$(16,032)

	Foreign currency translation adjustments	Changes of own credit risk of financial liabilities	Accumulated other comprehensive income (loss)
As at March 31, 2023	$(30,261)	$16,401	$(13,860)
Settlement of unsecured senior notes, net of deferred income tax	-	11,060	11,060
Other comprehensive loss	(9,529)	(12,470)	(21,999)
As at September 30, 2023	$(39,790)	$14,991	$(24,799)

22. NONCONTROLLING INTERESTS

The net change in the noncontrolling interests is as follows:

	Other	Total
As at March 31, 2024	$139	$139
Comprehensive income (loss)	-	-
Canopy USA Transaction	(139)	(139)
As at September 30, 2024	$-	$-

	BioSteel	Other	Total
As at March 31, 2023	$1,447	$140	$1,587
Comprehensive loss	(18,526)	-	(18,526)
Net loss attributable to redeemable noncontrolling interest	18,526	-	18,526
Share-based compensation	148	-	148
Ownership changes	(1,595)	(1)	(1,596)
As at September 30, 2023	$-	$139	$139

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

The following table represents the Company's financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair value measurement using
	Quoted	Significant
	prices in	other	Significant
	active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2024
Assets:
Short-term investments	$2,805	$-	$-	$2,805
Restricted short-term investments	7,490	-	-	7,490
Equity method investments	-	-	136,377	136,377
Other financial assets	46	-	238,794	238,840

March 31, 2024
Assets:
Short-term investments	$33,161	$-	$-	$33,161
Restricted short-term investments	7,310	-	-	7,310
Other financial assets	2,957	-	426,306	429,263
Liabilities:
Long-term debt	-	-	89,224	89,224
Other liabilities	-	-	18,983	18,983

The following table summarizes the valuation techniques and significant unobservable inputs in the fair value measurement of significant level 3 financial instruments:

Financial asset / financial liability	Valuation techniques	Significant unobservable inputs	Relationship of unobservable inputs to fair value
Canopy USA Equity Method Investment	Asset based approach	Probability of each Acreage scenario	Change in probability of occurrence in each scenario will result in a change in fair value
		Number of Acreage common shares to be issued	Increase or decrease in value and number of common shares will result in a decrease or increase in fair value
		Intrinsic value of Acreage	Increase or decrease in intrinsic value will result in an increase or decrease in fair value
		Control premium	Increase or decrease in estimated control premium will result in an increase or decrease in fair value
		Market access premium	Increase or decrease in estimated market access premium will result in an increase or decrease in fair value
		Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
		Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
		Expected future cash flows	Increase or decrease in expected future cash flows will result in an increase or decrease in fair value
		Volatility of Wana and Jetty equity	Increase or decrease in volatility will result in an increase or decrease in fair value
Elevate Loan Receivable	Lesser of discounted cash flow and debtor net assets	Equity value of Wana and Canopy USA	Increase or decrease in equity value will result in an increase or decrease in fair value
Acreage Debt	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value

24. REVENUE

Revenue is disaggregated as follows:

	Three months ended		Six months ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Canada cannabis
Canadian adult-use cannabis[1]	$18,388	$24,087	$37,271	$48,358
Canadian medical cannabis[2]	18,689	16,179	37,484	31,801
	$37,077	$40,266	$74,755	$80,159

International markets cannabis	$10,060	$8,977	$20,142	$19,139
Storz & Bickel	$15,854	$11,991	$34,306	$30,064
This Works	$-	$7,074	$-	$13,091
Other	-	1,287	-	3,400

Net revenue	$62,991	$69,595	$129,203	$145,853

1Canadian adult-use net revenue during the three and six months ended September 30, 2024 reflects excise taxes of $8,903 and $16,420, respectively (three and six months ended September 30, 2023 – $10,829 and $21,855, respectively).

2Canadian medical cannabis net revenue for the three and six months ended September 30, 2024 reflects excise taxes of $2,064 and $4,118, respectively (three and six months ended September 30, 2023 – $1,652 and $3,012, respectively).

The Company recognizes variable consideration related to estimated future product returns and price adjustments as a reduction of the transaction price at the time revenue for the corresponding product sale is recognized. Net revenue reflects actual returns and variable consideration related to estimated returns and price adjustments in the amount of $1,300 and $2,500 for the three and six months ended September 30, 2024, respectively (three and six months ended September 30, 2023 – $570 and $1,507, respectively). As of September 30, 2024, the liability for estimated returns and price adjustments was $4,206 (March 31, 2024 – $4,169).

25. OTHER INCOME (EXPENSE), NET

Other income (expense), net is disaggregated as follows:

	Three months ended		Six months ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Fair value changes on other financial assets	$(47,432)	$(82,306)	$(46,619)	$(17,188)
Fair value changes on equity method investments	(13,668)	-	(89,638)	-
Fair value changes on debt	-	(27,066)	-	(25,214)
Fair value changes on acquisition related contingent consideration and other	(6,717)	3,741	(33,472)	10,517
Gain (charges) related to settlement of debt	320	(7,262)	22,439	(12,553)
Interest income	2,416	3,454	4,474	11,285
Interest expense	(21,278)	(27,415)	(42,421)	(59,600)
Foreign currency gain (loss)	674	4,737	707	4,598
Other income (expense), net	380	3,783	5,336	5,922
	$(85,305)	$(128,334)	$(179,194)	$(82,233)

26. INCOME TAXES

There have been no material changes to income tax matters in connection with normal course operations during the six months ended September 30, 2024.

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

See Note 3 for information regarding the Reorganization. In connection with the Reorganization and the Floating Share Arrangement Agreement, Canopy Growth irrevocably waived the Acreage Floating Option and subject to, among other things, the terms of the Floating Share Arrangement Agreement, Canopy USA will acquire all of the issued and outstanding Floating Shares. Following the implementation of the Reorganization, Canopy USA, holds certain U.S. cannabis investments previously held by the Company, which is expected to enable Canopy USA to consummate the acquisition of Acreage. On June 4, 2024, the Acreage Option was exercised and the closing of the transaction contemplated by the Acreage Option remains subject to certain closing conditions.

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

For the three months ended September 30, 2024 there have been no material changes with respect to provisions relating to legal proceedings for the Company.

29. SEGMENT INFORMATION

Reportable segments

The Company reports its financial results for the following four reportable segments:

•
Canada cannabis - includes the production, distribution and sale of a diverse range of cannabis, hemp and cannabis-related products in Canada pursuant to the Cannabis Act and cannabis-related areas such as merchandise and clinics;
•
International markets cannabis - includes the production, distribution and sale of a diverse range of cannabis and hemp products internationally pursuant to applicable international legislation, regulations and permits. Priority markets include medical cannabis in Australia and Europe where the Company offers branded high-quality flower, oil and extract products under the Company's recognized Spectrum Therapeutics, Canopy Medical and Tweed brands, as well as the Company's Storz & Bickel line of medically approved vaporizers in Australia;

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

	Three months ended		Six months ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Segmented net revenue
Canada cannabis	$37,077	$40,266	$74,755	$80,159
International markets cannabis	10,060	8,977	20,142	19,139
Storz & Bickel	15,854	11,991	34,306	30,064
This Works	-	7,074	-	13,091
Other	-	1,287	-	3,400
	$62,991	$69,595	$129,203	$145,853
Segmented gross margin:
Canada cannabis	$11,950	$14,302	$24,044	$14,034
International markets cannabis	4,740	2,691	8,365	6,172
Storz & Bickel	5,148	3,918	12,460	11,625
This Works	-	3,386	-	6,281
Other	-	(871)	-	(924)
	21,838	23,426	44,869	37,188
Selling, general and administrative expenses	41,730	57,611	89,698	120,374
Share-based compensation	5,221	2,717	9,372	6,434
Loss (gain) on asset impairment and restructuring	20,830	(29,895)	20,850	(27,961)
Operating loss from continuing operations	(45,943)	(7,007)	(75,051)	(61,659)
Other income (expense), net	(85,305)	(128,334)	(179,194)	(82,233)
Loss from continuing operations before incomes taxes	$(131,248)	$(135,341)	$(254,245)	$(143,892)

Asset information by segment is not provided to, or reviewed by, the Company’s CODM as it is not used to make strategic decisions, allocate resources, or assess performance.

Entity-wide disclosures

Disaggregation of net revenue by geographic area:

	Three months ended		Six months ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Canada	$37,077	$41,168	$74,755	$82,700
Germany	14,206	10,079	29,720	21,827
United States	7,340	6,128	15,955	17,768
Other	4,368	12,220	8,773	23,558
	$62,991	$69,595	$129,203	$145,853

Disaggregation of property, plant and equipment by geographic area:

	September 30,	March 31,
	2024	2024
Canada	$251,543	$266,086
Germany	51,527	50,527
Other	95	3,490
	$303,165	$320,103

For the three months ended September 30, 2024, one customer represented more than 10% of the Company’s net revenue (three months ended September 30, 2023 – one).

For the six months ended September 30, 2024, one customer represented more than 10% of the Company's net revenue (six months ended September 30, 2023 – one).

30. SUBSEQUENT EVENTS

ATM Program

Since September 30, 2024, the Company sold an additional 11,480,109 common shares under the ATM Program for gross proceeds of $64,506.

Credit Facility Paydown

On October 16, 2024, the Company made an early prepayment under its Credit Facility in an aggregate principal amount equal to US$100,000 of the principal amount outstanding thereunder at a discounted price of US$97,500. Pursuant to the Amending Agreement, the US$100,000 prepayment of the Credit Facility was required to be made by December 31, 2024.

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

•
Part 2 - Results of Operations. This section provides an analysis of our results of operations for the second quarter of fiscal 2025 in comparison to the second quarter of fiscal 2024, and for the six months ended September 30, 2024 in comparison to the six months ended September 30, 2023.

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

•
the timing and occurrence of the final tranche closing in connection with the acquisition of Jetty (as defined below) pursuant to the exercise of the Jetty Options (as defined below);
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
•
the potential further extension to the maturity date of the Credit Facility (as defined below) and the timing and occurrence of the optional prepayment of the Credit Facility in connection with the Amending Agreement (as defined below);
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

Today, we offer a broad portfolio of brands and products and continue to expand our portfolio to include new innovative cannabis products and formats. We maintain agreements to supply all Canadian provinces and territories with our adult-use products for sale through their established retail distribution systems. Through our Spectrum Therapeutics website, patients who have registered with Spectrum Therapeutics are able to purchase products online and have them shipped directly to the address indicated on their registration document. We have developed several programs to improve access to medical cannabis for authorized patients through income-tested compassionate pricing program whereby eligible low-income patients may obtain a 20% discount on regular prices of medical cannabis. We also provide support through our customer care team to help patients identify if their medication is covered under the growing number of private health plans that have a medical cannabis component.

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

We also offer premier herbal vaporizer products under the Storz & Bickel® (“Storz & Bickel”) brand.

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

Segment Reporting

We report our financial results for the following four reportable segments:

•
Canada cannabis - includes the production, distribution and sale of a diverse range of cannabis, hemp and cannabis-related products in Canada pursuant to the Cannabis Act and cannabis-related areas such as merchandise and clinics;
•
International markets cannabis - includes the production, distribution and sale of a diverse range of cannabis and hemp products internationally pursuant to applicable international legislation, regulations and permits. Priority markets include medical cannabis in Australia and Europe where the Company offers branded high-quality flower, oil and extract products under our recognized Spectrum Therapeutics, Canopy Medical and Tweed brands, as well as the Company's Storz & Bickel line of medically approved vaporizers in Australia;
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

Following the creation of Canopy USA, the Nasdaq communicated its position to the Company stating that companies that consolidate “the assets and revenues generated from activities in violation under federal law cannot continue to list on Nasdaq”. Since the Company is committed to compliance with the listing requirements of the Nasdaq, the Company and Canopy USA effectuated certain changes to the initial structure of the Company’s interest in Canopy USA that were intended to facilitate the deconsolidation of the financial results of Canopy USA within the Company’s financial statements. These changes included, among other things, modifying the terms of the Protection Agreement (as defined below) between the Company, its wholly-owned subsidiary and Canopy USA as well as the terms of Canopy USA’s limited liability company agreement and amending the terms of certain agreements with third-party investors in Canopy USA to eliminate any rights to guaranteed returns (collectively, the “Reorganization Amendments”). On May 19, 2023, the Company and Canopy USA implemented the Reorganization Amendments, which included, entering into the First A&R Protection Agreement (as defined below) and amending and restating Canopy USA’s limited liability company agreement (the “A&R LLC Agreement”) in order to: (i) eliminate certain negative covenants that were previously granted by Canopy USA in favor of the Company as well as delegating to the managers of the Canopy USA Board (as defined below) not appointed by Canopy Growth the authority to approve the following key decisions (collectively, the “Key Decisions”): (a) the annual business plan of Canopy USA; (b) decisions regarding the executive officers of Canopy USA and any of its subsidiaries; (c) increasing the compensation, bonus levels or other benefits payable to any current, former or future employees or managers of Canopy USA or any of its subsidiaries; (d) any other executive compensation plan matters of Canopy USA or any of its subsidiaries; and (e) the exercise of the Wana Options (as defined below) or the Jetty Options, which for greater certainty means that the Company’s nominee on the Canopy USA Board will not be permitted to vote on any Key Decisions while the Company owns Non-Voting Shares; (ii) reduce the number of managers on the Canopy USA Board from four to three, including, reducing the Company’s nomination right to a single manager; (iii) amend the share capital of Canopy USA to, among other things, (a) create a new class of Canopy USA Class B Shares (as defined below), which may not be issued prior to the conversion of the Non-Voting Shares or the Class A shares of Canopy USA (the “Canopy USA Common Shares”) into Canopy USA Class B Shares; (b) amend the terms of the Non-Voting Shares such that the Non-Voting Shares will be convertible into Canopy USA Class B Shares (as opposed to Canopy USA Common Shares); and (c) amend the terms of the Canopy USA Common Shares such that upon conversion of all of the Non-Voting Shares into Canopy USA Class B Shares, the Canopy USA Common Shares will, subject to their terms, automatically convert into Canopy USA Class B Shares, provided that the number of Canopy USA Class B Shares to be issued to the former holders of the Canopy USA Common Shares will be equal to no less than 10% of the total issued and outstanding Canopy USA Class B Shares following such issuance. Accordingly, as a result of the Reorganization Amendments, in no circumstances will the Company, at the time of such conversions, own more than 90% of the Canopy USA Class B Shares.

In connection with the Reorganization Amendments, on May 19, 2023, Canopy USA and Huneeus 2017 Irrevocable Trust (the “Trust”) entered into a share purchase agreement (the “Trust SPA”), which sets out the terms of the Trust’s investment in Canopy

USA in the aggregate amount of up to US$20 million (the “Trust Transaction”). Agustin Huneeus, Jr. is the trustee of the Trust and is an affiliate of a shareholder of Jetty. Pursuant to the terms of the Trust SPA, the Trust will, subject to certain terms and conditions contained in the Trust SPA be issued Canopy USA Common Shares in two tranches with an aggregate value of up to US$10 million along with warrants of Canopy USA to acquire additional Canopy USA Common Shares. In addition, subject to the terms of the Trust SPA, the Trust has also been granted options to acquire additional Voting Shares (as defined in the A&R LLC Agreement) with a value of up to an additional US$10 million and one such additional option includes the issuance of additional warrants of Canopy USA. On April 26, 2024, Canopy USA completed the first tranche closing of the Trust Transaction in accordance with the Trust SPA. As of November 7, 2024, the Trust holds an aggregate 28,571,429 Canopy USA Common Shares and warrants to acquire up to 85,714,284 Voting Shares expiring on April 26, 2031.

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

Following the Reorganization, Reorganization Amendments and Additional Reorganization Amendments, on May 6, 2024, Canopy USA exercised the options (the “Wana Options”) to acquire Mountain High Products, LLC, Wana Wellness, LLC and The Cima Group, LLC (collectively, “Wana”) leading cannabis edibles brand in North America and subsequently closed the transactions to acquire Wana Wellness, LLC and The Cima Group, LLC. On October 8, 2024, Canopy USA closed the acquisition of Mountain High Products, LLC. In addition, Canopy USA exercised the options (the “Jetty Options”) to acquire Lemurian, Inc. (“Jetty”) a California-based producer of high-quality cannabis extracts and pioneer of clean vape technology and subsequently completed the first tranche closing to acquire Jetty. On June 4, 2024, the option to acquire the issued and outstanding Class E subordinate voting shares (the “Fixed Shares”) of Acreage (the “Acreage Option”) was exercised. Canopy USA also holds direct and indirect interests in the capital of TerrAscend Corp. (“TerrAscend”), a leading North American cannabis operator with vertically integrated operations and a presence in Pennsylvania, New Jersey, Michigan and California as well as licensed cultivation and processing operations in Maryland.

Canopy USA currently holds an ownership interest in the following assets, among others:

•
Wana – 100% of the membership interest of Wana Wellness, LLC, The Cima Group, LLC, and Mountain High Products, LLC.
•
Jetty – approximately 77% of the shares of Jetty.
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
•
TerrAscend – Canopy USA beneficially holds an aggregate of 64,564,487 TerrAscend common shares (the “TerrAscend Common Shares”) on an as-converted basis and 22,474,130 TerrAscend Common Share purchase warrants with a weighted average exercise price of $6.07 per TerrAscend Common Share and expiring on December 31, 2032 (the “TerrAscend

Warrants”). Assuming full exercise of the TerrAscend Warrants, Canopy USA will beneficially hold an aggregate of 87,038,617 TerrAscend Common Shares on an as-converted basis assuming conversion of the TerrAscend exchangeable shares (the “TerrAscend Exchangeable Shares”) beneficially held by Canopy USA.

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

As of November 7, 2024, the Trust holds 28,571,429 Canopy USA Common Shares, the shareholders of Wana collectively hold 60,955,929 Canopy USA Common Shares and a wholly-owned subsidiary of the Company holds all of the issued and outstanding Non-Voting Shares in the capital of Canopy USA, representing approximately 72.3% of the issued and outstanding shares in Canopy USA on an as-converted basis.

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

The Optionor subsequently transferred approximately US$2.2 million of the Acquired Debt to the other Lender (the “Rolling Lender”) and entered into a series of agreements with the Rolling Lender and Acreage, among others, including an amended and restated credit agreement (the "First ARCA"), which provided for, among other things, the Acquired Debt, certain interest payments to be paid-in-kind, revisions to certain financial covenants and, following certain events, an extension to the maturity date.

On September 13, 2024, the Optionor entered into a series of transactions with, among others, Acreage, the Rolling Lender and an arm's length third-party lender (the "Other Lender"). Pursuant to such transactions, all of Acreage's indebtedness held by the Rolling Lender was acquired by the Other Lender. Following the acquisition by the Other Lender, the Optionor, the Other Lender and Acreage, among others, amended and restated the First ARCA pursuant to a second amended and restated credit agreement dated as of September 13, 2024 (the "Second ARCA"). Pursuant to the Second ARCA and an agreement among lenders entered into on September 13, 2024 between, among others, the Optionor and the Other Lender, all interest owing to the Optionor under the Second ARCA is, subject to the consent of the Other Lender, to be paid-in-kind and not in cash. Under the Second ARCA, as of September 13, 2024, the Optionor was owed an aggregate principal amount equal to approximately US$102 million which is subordinate to approximately US$65 million owed to the Other Lender.

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

Balance Sheet Deleveraging Initiatives

On April 18, 2024, the Company entered into an exchange agreement (the “April 2024 Exchange Agreement”) with Greenstar Canada Investment Limited Partnership (“Greenstar”), an affiliate of Constellation Brands, Inc. (“CBI”), pursuant to which Greenstar converted approximately $81.2 million of the principal amount of the $100 million principal amount of a promissory note (the “CBI Note”) into 9,111,549 Exchangeable Shares (the “Note Exchange”), calculated based on a price per Exchangeable Share equal to $8.91. Pursuant to the terms of the April 2024 Exchange Agreement, all accrued but unpaid interest on the CBI Note together with the remaining principal amount of the CBI Note was cancelled and forgiven for no additional consideration by Greenstar. Following the closing of the Note Exchange, there is no outstanding balance owing under the CBI Note and the CBI Note has been cancelled.

On April 29, 2024 and June 28, 2024, the Company repurchased additional outstanding principal amounts under the Credit Facility (the "First Quarter 2025 Paydowns"). The First Quarter 2025 Paydowns resulted in an aggregate principal reduction of $11.2 million (US$8.2 million) for a cash payment of $11.2 million (US$8.2 million).

On August 20, 2024, the Company entered into an exchange and subscription agreement (the "August 2024 Supreme Convertible Debt Exchange") with a single institutional investor (the “August 2024 Investor”) pursuant to which, among other things, the August 2024 Investor delivered to the Company approximately $2.7 million of aggregate principal amount of outstanding Supreme Debentures (as defined below) in exchange for 291,351 common shares of the Company and $0.03 million in cash for accrued interest.

On September 27, 2024, the Company repurchased additional outstanding principal amounts under the Credit Facility (the "Second Quarter 2025 Paydown"). The Second Quarter 2025 Paydown resulted in an aggregate principal reduction of $1.1 million (US$0.9 million) for a cash payment of $1.1 million (US$0.9 million).

On October 16, 2024, the Company made an early prepayment under the Credit Facility in an aggregate principal amount equal to US$100.0 million of the principal amount outstanding thereunder at a discounted price of US$97.5 million. Pursuant to the Amending Agreement, the US$100.0 million prepayment of the Credit Facility was required to be made by December 31, 2024.

May 2024 Convertible Debenture

On May 2, 2024, the Company entered into an exchange and subscription agreement (the “Exchange and Subscription Agreement”) with a single institutional investor (the “May 2024 Investor”) pursuant to which, among other things, the May 2024 Investor delivered to the Company approximately $27.5 million aggregate principal amount of outstanding Supreme Debentures and Accretion Debentures (as defined below) held by the May 2024 Investor and paid the Company approximately US$50 million in exchange for the Company issuing to the May 2024 Investor (i) a new senior unsecured convertible debenture of the Company (the “May 2024 Convertible Debenture”) with an aggregate principal amount of approximately $96.4 million maturing five years from the closing date (the “Closing Date”) of the transaction (the “Transaction”) and (ii) 3,350,430 common share purchase warrants (the “May 2024 Investor Warrants”) of the Company. Each May 2024 Investor Warrant entitles the holder to acquire one Canopy Share at an exercise price equal to $16.18 per Canopy Share for a period of five years from the Closing Date. The May 2024 Convertible Debenture bears interest at a rate of 7.50% per annum, payable in semi-annual payments in cash or, at the option of the Company, in

Canopy Shares for the first four semi-annual interest payments after the Closing Date, subject to satisfaction of certain conditions, including the prior approval of the TSX.

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

Canadian Federal Budget Proposals

For capital gains realized on or after June 25, 2024, proposals originally released on June 10, 2024 with revised proposals released on August 12, 2024 and September 23, 2024, (collectively the “Capital Gains Proposals”), would generally increase the capital gains inclusion rate from one-half to two-thirds for corporations and trusts, and from one-half to two-thirds for individuals on the portion of capital gains realized, including capital gains realized indirectly through a trust or partnership, in a taxation year (or in each case the portion of the year beginning on June 25, 2024, in the case of the 2024 taxation year) that exceed $250,000. The Capital Gains Proposals also include transitional rules that effectively adjust the capital gains inclusion rate for taxation years beginning on or before June 24, 2024 and ending on or after June 25, 2024 to generally include only one-half of net capital gains realized (or deemed to be realized) on or before June 24, 2024. The Capital Gains Proposals further propose to adjust the value of capital losses realized in previous years so that two-thirds of capital losses realized prior to June 25, 2024 will be deductible against capital gains included in income at the two-thirds inclusion rate such that a capital loss will offset an equivalent capital gain regardless of the inclusion rate (additional adjustments would be required where the capital gains have been subjected to an effective inclusion rate of one-half rather than the basic inclusion rate of two-thirds). Revised alternative minimum tax rules were enacted on June 20, 2024, which may increase a shareholder’s liability for such tax.

Part 2 - Results of Operations

The results of operations presented below reports the financial performance of the continuing operations of Canopy Growth for the three and six months ended September 30, 2024. Further to Note 4 in the Company’s accompanying financial statements, the BioSteel segment results for all periods prior to September 14, 2023 and November 16, 2023, being the effective dates of deconsolidation as a result of the CCAA Proceedings (as defined below), are classified as discontinued operations and therefore are excluded from continuing operations.

On September 14, 2023, Canopy Growth ceased funding the operations of BioSteel Sports Nutrition Inc. (“BioSteel Canada”) and commenced proceedings (the "CCAA Proceedings") under the Companies' Creditors Arrangement Act (the "CCAA") in the Ontario Superior Court of Justice (Commercial List) (the "CCAA Court") and sought and obtained recognition of that proceeding under Chapter 15 of the United States Bankruptcy Code.

Discussion of Results of Operations for the Three Months Ended September 30, 2024

	Three months ended September 30,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2024	2023	$ Change	% Change
Selected consolidated financial information:
Net revenue	$62,991	$69,595	$(6,604)	(9%)
Gross margin percentage	35%	34%	-	100 bps
Net loss from continuing operations	$(131,550)	$(148,162)	$16,612	11%
Net loss from continuing operations attributable to Canopy Growth Corporation	$(131,550)	$(148,162)	$16,612	11%
Basic and diluted loss per share from continuing operations[1,2]	$(1.52)	$(2.07)	$0.55	27%

[1] For the three months ended September 30, 2024, the weighted average number of outstanding common shares, basic and diluted, totaled 86,827,991 (three months ended September 30, 2023 - 71,629,443).
[2] Prior year share and per share amounts have been retrospectively adjusted to reflect the Share Consolidation, which became effective on December 15, 2023.

Revenue

We report net revenue in four segments: (i) Canada cannabis; (ii) international markets cannabis; (iii) Storz & Bickel; and (iv) This Works. Revenue derived from the remainder of our operations are included within "other". The following table presents segmented net revenue for the three months ended September 30, 2024 and 2023:

Net Revenue	Three months ended September 30,
(in thousands of Canadian dollars)	2024	2023	$ Change	% Change
Canada cannabis
Canadian adult-use cannabis[1]	$18,388	$24,087	$(5,699)	(24%)
Canadian medical cannabis[2]	18,689	16,179	2,510	16%
	$37,077	$40,266	$(3,189)	(8%)

International markets cannabis[3]	$10,060	$8,977	$1,083	12%
Storz & Bickel	$15,854	$11,991	$3,863	32%
This Works	$-	$7,074	$(7,074)	(100%)
Other	-	1,287	(1,287)	(100%)

Net revenue	$62,991	$69,595	$(6,604)	(9%)

[1] Reflects excise taxes of $8,903 and other revenue adjustments, representing our determination of returns and pricing adjustments, of $1,300 for the three months ended September 30, 2024 (three months ended September 30, 2023 - excise taxes of $10,829 and other revenue adjustments of $500).

[2] Reflects excise taxes of $2,064 for the three months ended September 30, 2024 (three months ended September 30, 2023 - $1,652).
[3] Reflects other revenue adjustments of $nil for the three months ended September 30, 2024 (three months ended September 30, 2023 - $70).

Net revenue was $63.0 million in the second quarter of fiscal 2025, a decrease of $6.6 million as compared to $69.6 million in the second quarter of fiscal 2024.

Canada cannabis

Net revenue from our Canada cannabis segment was $37.1 million in the second quarter of fiscal 2025, as compared to $40.3 million in the second quarter of fiscal 2024.

Canadian adult-use cannabis net revenue was $18.4 million in the second quarter of fiscal 2025, as compared to $24.1 million in the second quarter of fiscal 2024. The year-over-year decrease is primarily attributable to lower sales volumes, which were partially affected by supply constraints for certain products as a result of financial difficulties with our contract manufacturers and lower sales velocity due to continued increase in price competition.

Canadian medical cannabis net revenue was $18.7 million in the second quarter of fiscal 2025, as compared to $16.2 million in the second quarter of fiscal 2024. The year-over-year increase is primarily attributable to an increase in the average size of medical orders placed by our customers due largely to an increase in the percentage of insured customers, and a larger assortment of cannabis product choices offered to our customers.

International markets cannabis

International markets cannabis revenue was $10.1 million in the second quarter of fiscal 2025, as compared to $9.0 million in the second quarter of fiscal 2024. The year-over-year increase is primarily attributable to the increased shipments of flower products in Europe, driven by Poland and Germany, which was offset by a decline in our Australian medical business.

Storz & Bickel

Revenue from Storz & Bickel was $15.9 million in the second quarter of fiscal 2025, as compared to $12.0 million in the second quarter of fiscal 2024. The year-over-year increase is primarily attributable to strong growth in Germany and the U.S., sales of our Mighty vaporizer and contribution from Venty, our new portable vaporizer that was launched in the third quarter of fiscal 2024.

This Works

Revenue from This Works was $nil in the second quarter of fiscal 2025, as compared to $7.1 million in the second quarter of fiscal 2024. The year-over-year decrease is due to the completion of the divestiture of This Works on December 18, 2023.

Cost of Goods Sold and Gross Margin

The following table presents cost of goods sold, gross margin and gross margin percentage on a consolidated basis for the three months ended September 30, 2024 and 2023:

	Three months ended September 30,
(in thousands of Canadian dollars except where indicated)	2024	2023	$ Change	% Change
Net revenue	$62,991	$69,595	$(6,604)	(9%)

Cost of goods sold	$41,153	$46,169	$(5,016)	(11%)
Gross margin	21,838	23,426	(1,588)	(7%)
Gross margin percentage	35%	34%	-	100 bps

Cost of goods sold was $41.2 million in the second quarter of fiscal 2025, as compared to $46.2 million in the second quarter of fiscal 2024. Our gross margin was $21.8 million in the second quarter of fiscal 2025, or 35% of net revenue, as compared to a gross margin of $23.4 million and gross margin percentage of 34% of net revenue in the second quarter of fiscal 2024. The year-over-year increase in the gross margin percentage is primarily attributable to improvement in our international markets cannabis segment, primarily due to an increase in sales mix to higher-margin Poland as well as a lower overall cost structure.

We report gross margin and gross margin percentage in four segments: (i) Canada cannabis; (ii) international markets cannabis; (iii) Storz & Bickel; and (iv) This Works. Cost of sales associated with the remainder of our operations are included within "other". The following table presents segmented gross margin and gross margin percentage for the three months ended September 30, 2024 and 2023:

	Three months ended September 30,
(in thousands of Canadian dollars except where indicated)	2024	2023	$ Change	% Change
Canada cannabis segment
Net revenue	$37,077	$40,266	$(3,189)	(8%)
Cost of goods sold	25,127	25,964	(837)	(3%)
Gross margin	11,950	14,302	(2,352)	(16%)
Gross margin percentage	32%	36%		(400) bps

International markets cannabis segment
Revenue	$10,060	$8,977	$1,083	12%
Cost of goods sold	5,320	6,286	(966)	(15%)
Gross margin	4,740	2,691	2,049	76%
Gross margin percentage	47%	30%		1,700 bps

Storz & Bickel segment
Revenue	$15,854	$11,991	$3,863	32%
Cost of goods sold	10,706	8,073	2,633	33%
Gross margin	5,148	3,918	1,230	31%
Gross margin percentage	32%	33%		(100) bps

This Works segment
Revenue	$-	$7,074	$(7,074)	(100%)
Cost of goods sold	-	3,688	(3,688)	(100%)
Gross margin	-	3,386	(3,386)	(100%)
Gross margin percentage	-%	48%		(4,800) bps

Other
Revenue	$-	$1,287	$(1,287)	(100%)
Cost of goods sold	-	2,158	(2,158)	(100%)
Gross margin	-	(871)	871	100%
Gross margin percentage	-%	(68%)		6,800 bps

Canada cannabis

Gross margin for our Canada cannabis segment was $12.0 million in the second quarter of fiscal 2025, or 32% of net revenue, as compared to $14.3 million in the second quarter of fiscal 2024, or 36% of net revenue. The year-over-year decrease in the gross margin percentage was primarily attributable to lower adult-use sales, partially offset by increased sales in higher-margin medical business, the realized benefit of our cost savings program and strategic changes to our business that were initiated in the fourth quarter of fiscal 2023 and a year-over-year decrease in write-downs of excess inventory.

International markets cannabis

Gross margin for our international markets cannabis segment was $4.7 million in the second quarter of fiscal 2025, or 47% of net revenue, as compared to $2.7 million in the second quarter of fiscal 2024, or 30% of net revenue. The year-over-year increase in the gross margin percentage is primarily attributable to the shift in sales mix to higher-margin Poland, a shift in sales mix within individual markets to higher margin products, and a lower cost structure relating to our overall international cannabis operations.

Storz & Bickel

Gross margin for our Storz & Bickel segment was $5.1 million in the second quarter of fiscal 2025, or 32% of net revenue, as compared to $3.9 million in the second quarter of fiscal 2024, or 33% of net revenue. The year-over-year gross margin percentage remained consistent period over period as rebates provided to clear out remaining stock of a previously planned discontinued product were offset by strong margins realized on other product sales.

This Works

Gross margin for our This Works segment was $nil in the second quarter of fiscal 2025, or 0% of net revenue, as compared to $3.4 million in the second quarter of fiscal 2024, or 48% of net revenue. The year-over-year decrease in the gross margin percentage is due to the completion of the divestiture of This Works on December 18, 2023.

Operating Expenses

The following table presents operating expenses for the three months ended September 30, 2024 and 2023:

	Three months ended September 30,
(in thousands of Canadian dollars)	2024	2023	$ Change	% Change
Operating expenses
General and administrative	$16,798	$20,129	$(3,331)	(17%)
Sales and marketing	14,983	19,601	(4,618)	(24%)
Acquisition, divestiture, and other costs	3,930	10,488	(6,558)	(63%)
Depreciation and amortization	6,019	7,393	(1,374)	(19%)
Selling, general and administrative expenses	41,730	57,611	(15,881)	(28%)

Share-based compensation expense	5,221	2,717	2,504	92%

Loss (gain) on asset impairment and restructuring	20,830	(29,895)	50,725	170%
Total operating expenses	$67,781	$30,433	$37,348	123%

Selling, general and administrative expenses

Selling, general and administrative expenses were $41.7 million in the second quarter of fiscal 2025, as compared to $57.6 million in the second quarter of fiscal 2024.

General and administrative expense was $16.8 million in the second quarter of fiscal 2025, as compared to $20.1 million in the second quarter of fiscal 2024. The year-over-year decrease is primarily attributable to: (i) the divestiture of This Works on December 18, 2023 and (ii) the impact of the restructuring actions and cost savings program initiated in the fourth quarter of fiscal 2023.

Sales and marketing expense was $15.0 million in the second quarter of fiscal 2025, as compared to $19.6 million in the second quarter of fiscal 2024. The year-over-year decrease is primarily attributable to: (i) the divestiture of This Works on December 18, 2023 and (ii) the impact of the restructuring actions and cost savings program initiated in the fourth quarter of fiscal 2023.

Acquisition, divestiture, and other costs were $3.9 million in the second quarter of fiscal 2025, as compared to $10.5 million in the second quarter of fiscal 2024. In the second quarter of fiscal 2025, costs were incurred primarily in relation to:

•
continued legal costs arising from the restatement of our consolidated financial statements in connection with the review of the financial reporting matters related to the BioSteel business unit;
•
the Reorganization of Canopy USA; and
•
costs relating to the modification of the Credit Agreement (as defined below) that occurred in August 2024.

Comparatively, in the second quarter of fiscal 2024, costs were incurred primarily in relation to:

•
costs relating to the modification of the Credit Agreement that occurred in July 2023;
•
legal and audit costs arising from the restatement of our consolidated financial statements in connection with the review of the financial reporting matters related to the BioSteel business unit;

•
the Reorganization of Canopy USA.

Depreciation and amortization expense was $6.0 million in the second quarter of fiscal 2025, as compared to $7.4 million in the second quarter of fiscal 2024. The year-over-year decrease is primarily attributable to the previously-noted restructuring actions and cost savings programs, including the closure of certain of our Canadian facilities and other operational changes to implement cultivation-related efficiencies and improvements in the Canadian adult-use cannabis business.

Share-based compensation expense

Share-based compensation expense was $5.2 million in the second quarter of fiscal 2025, as compared to $2.7 million in the second quarter of fiscal 2024. The year-over-year increase is primarily attributable to: (i) the first quarter of fiscal 2025 grant of 0.8 million options and 0.7 million restricted share units, and (ii) higher forfeitures in the second quarter of fiscal 2024 due to previously-noted restructuring actions.

Loss (gain) on asset impairment and restructuring

Loss (gain) on asset impairment and restructuring recorded in operating expenses were $20.8 million in the second quarter of fiscal 2025, as compared to $(29.9) million in the second quarter of fiscal 2024.

Loss on asset impairment and restructuring recorded in the second quarter of fiscal 2025 related primarily to the non-cash impairment of divestiture-related assets, employee restructuring costs, and ongoing holding costs to maintain previously restructured sites.

Comparatively, in the second quarter of fiscal 2024, the gain on asset impairment and restructuring was primarily related to a gain on the sale of our production facility at 1 Hershey Drive in Smiths Falls, Ontario. The gain is due to the sale proceeds exceeding the carrying value that was previously impaired at March 31, 2023. This gain was partially offset by various incremental impairment losses and other costs associated with the restructuring of our Canadian cannabis operations that were initiated in the three months ended March 31, 2023.

Other

The following table presents other income (expense), net, and income tax expense for the three months ended September 30, 2024 and 2023:

	Three months ended September 30,
(in thousands of Canadian dollars)	2024	2023	$ Change	% Change
Other income (expense), net	(85,305)	(128,334)	43,029	34%
Income tax expense	(302)	(12,821)	12,519	98%

Other income (expense), net

Other income (expense), net was an expense amount of $85.3 million in the second quarter of fiscal 2025, as compared to an expense amount of $128.3 million in the second quarter of fiscal 2024. The year-over-year change of $43.0 million is primarily attributable to:

•
Change of $34.9 million related to non-cash fair value changes on our other financial assets, from an expense amount of $82.3 million in the second quarter of fiscal 2024 to an expense amount of $47.4 million in the second quarter of fiscal 2025. The expense amount recognized in the second quarter of fiscal 2025 is primarily attributable to fair value decreases relating to our investments in:
o
the Canopy Elevate I LLC, Canopy Elevate II LLC and Canopy Elevate III LLC (collectively, “Elevate”) loan receivable, in the amount of $41.9 million relating to fair value movements in consideration of the debtor's net assets; and
o
the Acreage Debt (as defined below) loan receivable, in the amount of $5.5 million, primarily attributable to changes in market conditions and assumptions.

Comparatively, the expense amount in the second quarter of fiscal 2024 was primarily attributable to fair value decreases relating to our investments in:

o
the Wana financial instrument, in the amount of $43.6 million, which was attributable primarily to changes in expectations of the future cash flows to be generated by Wana;
o
the Acreage financial instrument, in the amount of $23.4 million. On a quarterly basis, we determine the fair value of the Acreage financial instrument using a probability-weighted expected return model, incorporating several potential scenarios and outcomes associated with the Acreage Amended Arrangement. The fair value decrease in the second quarter of fiscal 2024 is primarily attributable to an increase of approximately 106% in our share price during the second quarter of fiscal 2024, relative to an increase of approximately 191% in Acreage’s share price during that same period. As a result, the model at September 30, 2023 reflects both a higher estimated value of the

Canopy Growth common shares expected to be issued upon Canopy USA's acquisition of Acreage, and a higher estimated value of the Acreage shares expected to be acquired at that time. In the second quarter of fiscal 2024, the relative share price movements resulted in a decrease in the value of the Acreage financial instrument;
o
the Universal Hemp, LLC (“Acreage Hempco”) debenture, in the amount of $19.5 million, which was attributable primarily to changes in expected future cash flows to be received; and
o
the Jetty financial instrument, in the amount of $17.3 million, which was attributable primarily to changes in the expectations of the future cash flows to be generated by Jetty.

These fair value decreases were partially offset by fair value increases related to our investments in:

o
the TerrAscend Exchangeable Shares, in the amount of $13.2 million, primarily attributable to an increase of approximately 17% in TerrAscend’s share price during the second quarter of fiscal 2024; and
o
the TerrAscend Warrants, in the amount of $7.2 million, primarily attributable to an increase of approximately 17% in TerrAscend’s share price during the second quarter of fiscal 2024.
•
Increase in expense of $13.7 million related to non-cash fair value changes on our equity method investments, from $nil in the second quarter of fiscal 2024 to an expense amount of $13.7 million in the second quarter of fiscal 2025. The year-over-year change is driven by the fair value change of our Canopy USA equity method investment in the second quarter of fiscal 2025.

•
Decrease in expense of $27.1 million related to non-cash fair value changes on our debt, from $27.1 million in the second quarter of fiscal 2024 to $nil in the second quarter of fiscal 2025. The year-over-year change is driven primarily by the fair value change of the CBI Note in the second quarter of fiscal 2024. In the second quarter of fiscal 2025 there are no debt balances recorded at fair value.

•
Change of $10.5 million related to fair value changes on acquisition related contingent consideration and other, from an income amount of $3.7 million in the second quarter of fiscal 2024 to an expense amount of $6.7 million in the second quarter of fiscal 2025. The fair value change in the second quarter of fiscal 2025 relates primarily to acquisition consideration from a divestiture-related asset. Comparatively, the fair value change in the second quarter of fiscal 2024, related primarily to the estimated deferred payments associated with our investment in Wana.

•
Change of $7.6 million related to charges associated with the settlement of our debt, from an expense amount of $7.3 million in the second quarter of fiscal 2024 to an income amount of $0.3 million in the second quarter of fiscal 2025. In the second quarter of fiscal 2025 we recognized a gain of $0.3 million, primarily in connection with the partial settlement of the Supreme Debentures. Comparatively, in the second quarter of fiscal 2024, we recognized a charge in the amount of $7.3 million which is primarily due to principal repayments on the Credit Facility.

•
Decrease in interest income of $1.0 million, from $3.5 million in the second quarter of fiscal 2024 to $2.4 million in the second quarter of fiscal 2025. The year-over-year decrease is attributable to lower cash and cash equivalents and short-term investment balances.

•
Decrease in interest expense of $6.1 million, from $27.4 million in the second quarter of fiscal 2024 to $21.3 million in the second quarter of fiscal 2025. The year-over-year decrease is primarily attributable to the reduction of our debt balances.

Income tax expense

Income tax expense in the second quarter of fiscal 2025 was $0.3 million, compared to income tax expense of $12.8 million in the second quarter of fiscal 2024. In the second quarter of fiscal 2025, income tax expense consisted of deferred income tax expense of $0.2 million (compared to an expense of $12.5 million in the second quarter of fiscal 2024) and current income tax expense of $0.1 million (compared to an expense of $0.3 million in the second quarter of fiscal 2024).

The decrease of $12.3 million in the deferred income tax expense is primarily a result of the settlements of the Canopy Notes (as defined below) in the second quarter of fiscal 2024 and utilization of losses for tax purposes, where the accounting criteria for recognition of an asset has been met.

The decrease of $0.2 million in current income tax expense arose primarily as a result of the utilization of group’s tax attributes to shelter tax on income for tax purposes.

Net Loss from Continuing Operations

The net loss from continuing operations in the second quarter of fiscal 2025 was $131.6 million, as compared to a net loss of $148.2 million in the second quarter of fiscal 2024. The year-over-year decrease in the net loss is primarily attributable to: (i) the year-over-year change in other income (expense), net, of $43.0 million; and (ii) offset by the change from gain to loss on asset impairment and restructuring costs. These variances are described above.

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

The following table presents Adjusted EBITDA for the three months ended September 30, 2024 and 2023:

	Three months ended September 30,
(in thousands of Canadian dollars)	2024	2023	$ Change	% Change

Net loss from continuing operations	$(131,550)	$(148,162)	$16,612	11%
Income tax expense	302	12,821	(12,519)	(98%)
Other (income) expense, net	85,305	128,334	(43,029)	(34%)
Share-based compensation	5,221	2,717	2,504	92%
Acquisition, divestiture, and other costs	4,078	10,488	(6,410)	(61%)
Depreciation and amortization	10,307	12,530	(2,223)	(18%)
Loss (gain) on asset impairment and restructuring	20,830	(29,895)	50,725	170%
Restructuring costs recorded in cost of goods sold	-	(689)	689	100%
Adjusted EBITDA	$(5,507)	$(11,856)	$6,349	54%

The Adjusted EBITDA loss in the second quarter of fiscal 2025 was $5.5 million, as compared to an Adjusted EBITDA loss of $11.9 million in the second quarter of fiscal 2024. The year-over-year decrease in Adjusted EBITDA loss is primarily attributable to the year-over-year decrease in our selling, general and administrative expenses.

Discussion of Results of Operations for the Six Months Ended September 30, 2024

	Six months ended September 30,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2024	2023	$ Change	% Change
Selected consolidated financial information:
Net revenue	$129,203	$145,853	$(16,650)	(11%)
Gross margin percentage	35%	25%	-	1,000 bps
Net loss from continuing operations	$(260,741)	$(158,731)	$(102,010)	(64%)
Net loss from continuing operations attributable to Canopy Growth Corporation	$(260,741)	$(158,731)	$(102,010)	(64%)
Basic and diluted loss per share from continuing operations[1,2]	$(3.14)	$(2.50)	$(0.64)	(26%)
[1] For the six months ended September 30, 2024, the weighted average number of outstanding common shares, basic and diluted, totaled 83,056,230 (six months ended September 30, 2023 - 63,383,000).
[2] Prior year share and per share amounts have been retrospectively adjusted to reflect the Share Consolidation, which became effective on December 15, 2023.

Revenue

We report net revenue in four segments: (i) Canada cannabis; (ii) international markets cannabis; (iii) Storz & Bickel; and (iv) This Works. Revenue derived from the remainder of our operations are included within "other". The following table presents segmented net revenue for the six months ended September 30, 2024 and 2023:

Net Revenue	Six months ended September 30,
(in thousands of Canadian dollars)	2024	2023	$ Change	% Change
Canada cannabis
Canadian adult-use cannabis	$37,271	$48,358	$(11,087)	(23%)
Canadian medical cannabis[2]	37,484	31,801	5,683	18%
	$74,755	$80,159	$(5,404)	(7%)

International markets cannabis[3]	$20,142	$19,139	$1,003	5%
Storz & Bickel	$34,306	$30,064	$4,242	14%
This Works	$-	$13,091	$(13,091)	(100%)
Other	-	3,400	(3,400)	(100%)

Net revenue	$129,203	$145,853	$(16,650)	(11%)

[1]Reflects excise taxes of $16,420 and other revenue adjustments, representing our determination of returns and pricing adjustments, of $2,500 for the six months ended September 30, 2024 (six months ended September 30, 2023 - excise taxes of $21,855 and other revenue adjustments of $1,370).

[2] Reflects excise taxes of $4,118 for the six months ended September 30, 2024 (six months ended September 30, 2023 - $3,012).
[3] Reflects other revenue adjustments of $nil for the six months ended September 30, 2024 (six months ended September 30, 2023 - $137).

Net revenue was $129.2 million in the six months ended September 30, 2024, a decrease of $16.7 million as compared to $145.9 million in the six months ended September 30, 2023.

Canada cannabis

Net revenue from our Canada cannabis segment was $74.8 million in the six months ended September 30, 2024, as compared to $80.2 million in the six months ended September 30, 2023.

Canadian adult-use cannabis net revenue was $37.3 million in the six months ended September 30, 2024, as compared to $48.4 million in the six months ended September 30, 2023. The year-over-year decrease is primarily attributable to lower sales volumes, which were partially affected by supply constraints for certain products as a result of financial difficulties with our contract manufacturers and lower sales velocity due to continued increase in price competition.

Canadian medical cannabis net revenue was $37.5 million in the six months ended September 30, 2024, as compared to $31.8 million in the six months ended September 30, 2023. The year-over-year increase is primarily attributable to an increase in the average size of medical orders placed by our customers due largely to an increase in the percentage of insured customers, and a larger assortment of cannabis product choices offered to our customers.

International markets cannabis

International markets cannabis revenue was $20.1 million in the six months ended September 30, 2024, as compared to $19.1 million in the six months ended September 30, 2023. The year-over-year increase is primarily attributable to the increased shipments of flower products in Europe, driven by Poland and Germany, which was offset by a decline in our Australian medical business.

Storz & Bickel

Revenue from Storz & Bickel was $34.3 million in the six months ended September 30, 2024, as compared to $30.1 million in the six months ended September 30, 2023. The year-over-year increase is primarily attributable to strong growth in Germany and the U.S., sales of our Mighty vaporizer and contribution from Venty, our new portable vaporizer that was launched in the third quarter of fiscal 2024.

This Works

Revenue from This Works was $nil in the six months ended September 30, 2024, as compared to $13.1 million in the six months ended September 30, 2023. The year-over-year decrease is due to the completion of the divestiture of This Works on December 18, 2023.

Cost of Goods Sold and Gross Margin

The following table presents cost of goods sold, gross margin and gross margin percentage on a consolidated basis for the six months ended September 30, 2024 and 2023:

	Six months ended September 30,
(in thousands of Canadian dollars except where indicated)	2024	2023	$ Change	% Change
Net revenue	$129,203	$145,853	$(16,650)	(11%)

Cost of goods sold	$84,334	$108,665	$(24,331)	(22%)
Gross margin	44,869	37,188	7,681	21%
Gross margin percentage	35%	25%	-	1,000 bps

Cost of goods sold was $84.3 million in the six months ended September 30, 2024, as compared to $108.7 million in the six months ended September 30, 2023. Our gross margin was $44.9 million in the six months ended September 30, 2024, or 35% of net revenue, as compared to a gross margin of $37.2 million and gross margin percentage of 25% of net revenue in the six months ended September 30, 2023. The year-over-year increase in the gross margin percentage is primarily attributable to:

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

We report gross margin and gross margin percentage in four segments: (i) Canada cannabis; (ii) international markets cannabis; (iii) Storz & Bickel; and (iv) This Works. Cost of sales associated with the remainder of our operations are included within "other". The following table presents segmented gross margin and gross margin percentage for the six months ended September 30, 2024 and 2023:

	Six months ended September 30,
(in thousands of Canadian dollars except where indicated)	2024	2023	$ Change	% Change
Canada cannabis segment
Net revenue	$74,755	$80,159	$(5,404)	(7%)
Cost of goods sold	50,711	66,125	(15,414)	(23%)
Gross margin	24,044	14,034	10,010	71%
Gross margin percentage	32%	18%		1,400 bps

International markets cannabis segment
Revenue	$20,142	$19,139	$1,003	5%
Cost of goods sold	11,777	12,967	(1,190)	(9%)
Gross margin	8,365	6,172	2,193	36%
Gross margin percentage	42%	32%		1,000 bps

Storz & Bickel segment
Revenue	$34,306	$30,064	$4,242	14%
Cost of goods sold	21,846	18,439	3,407	18%
Gross margin	12,460	11,625	835	7%
Gross margin percentage	36%	39%		(300) bps

This Works segment
Revenue	$-	$13,091	$(13,091)	(100%)
Cost of goods sold	-	6,810	(6,810)	(100%)
Gross margin	-	6,281	(6,281)	(100%)
Gross margin percentage	-%	48%		(4,800) bps

Other
Revenue	$-	$3,400	$(3,400)	(100%)
Cost of goods sold	-	4,324	(4,324)	(100%)
Gross margin	-	(924)	924	100%
Gross margin percentage	-%	(27%)		2,700 bps

Canada cannabis

Gross margin for our Canada cannabis segment was $24.0 million in the six months ended September 30, 2024, or 32% of net revenue, as compared to $14.0 million in the six months ended September 30, 2023, or 18% of net revenue. The year-over-year increase in the gross margin percentage was primarily attributable to: (i) the realized benefit of our cost savings program and strategic changes to our business that were initiated in the fourth quarter of fiscal 2023; (ii) a year-over-year decrease in write-downs of excess inventory; and (iii) strong Canadian medical cannabis sales.

International markets cannabis

Gross margin for our international markets cannabis segment was $8.4 million in the six months ended September 30, 2024, or 42% of net revenue, as compared to $6.2 million in the six months ended September 30, 2023, or 32% of net revenue. The year-over-year increase in the gross margin percentage is primarily attributable to the shift in sales mix to higher-margin Poland as well as a lower cost structure relating to our overall international cannabis operations.

Storz & Bickel

Gross margin for our Storz & Bickel segment was $12.5 million in the six months ended September 30, 2024, or 36% of net revenue, as compared to $11.6 million in the six months ended September 30, 2023, or 39% of net revenue. The year-over-year decrease in the gross margin percentage is driven primarily by a shift in product mix as additional rebates were provided to clear out remaining stock of a previously planned discontinued product.

This Works

Gross margin for our This Works segment was $nil in the six months ended September 30, 2024, or 0% of net revenue, as compared to $6.3 million in the six months ended September 30, 2023, or 48% of net revenue. The year-over-year decrease in the gross margin percentage is due to the completion of the divestiture of This Works on December 18, 2023.

Operating Expenses

The following table presents operating expenses for the six months ended September 30, 2024 and 2023:

	Six months ended September 30,
(in thousands of Canadian dollars)	2024	2023	$ Change	% Change
Operating expenses
General and administrative	$35,705	$45,621	$(9,916)	(22%)
Sales and marketing	30,231	40,352	(10,121)	(25%)
Acquisition, divestiture, and other costs	11,705	19,392	(7,687)	(40%)
Depreciation and amortization	12,057	15,009	(2,952)	(20%)
Selling, general and administrative expenses	89,698	120,374	(30,676)	(25%)

Share-based compensation expense	9,372	6,434	2,938	46%

Loss (gain) on asset impairment and restructuring	20,850	(27,961)	48,811	175%
Total operating expenses	$119,920	$98,847	$21,073	21%

Selling, general and administrative expenses

Selling, general and administrative expenses were $89.7 million in the six months ended September 30, 2024, as compared to $120.4 million in the six months ended September 30, 2023.

General and administrative expense was $35.7 million in the six months ended September 30, 2024, as compared to $45.6 million in the six months ended September 30, 2023. The year-over-year decrease is primarily attributable to: (i) the divestiture of This Works on December 18, 2023 and (ii) the impact of the restructuring actions and cost savings program initiated in the fourth quarter of fiscal 2023.

Sales and marketing expense was $30.2 million in the six months ended September 30, 2024, as compared to $40.4 million in the six months ended September 30, 2023. The year-over-year decrease is primarily attributable to: (i) the divestiture of This Works on December 18, 2023 and (ii) the impact of the restructuring actions and cost savings program initiated in the fourth quarter of fiscal 2023.

Acquisition, divestiture, and other costs were $11.7 million in the six months ended September 30, 2024, as compared to $19.4 million in the six months ended September 30, 2023. In the six months ended September 30, 2024, costs were incurred primarily in relation to:

•
the Reorganization of Canopy USA;

•
costs associated with the Debt Acquisition of Acreage;
•
continued legal costs arising from the restatement of our consolidated financial statements in connection with the review of the financial reporting matters related to the BioSteel business unit; and
•
costs relating to the modification of the Credit Agreement that occurred in August 2024.

Comparatively, in the six months ended September 30, 2023, costs were incurred primarily in relation to:

•
costs relating to the modification of the Credit Agreement that occurred in July 2023;
•
legal and audit costs arising from the restatement of our consolidated financial statements in connection with the review of the financial reporting matters related to the BioSteel business unit;
•
the Reorganization of Canopy USA.

Depreciation and amortization expense was $12.1 million in the six months ended September 30, 2024, as compared to $15.0 million in the six months ended September 30, 2023. The year-over-year decrease is primarily attributable to the previously-noted restructuring actions and cost savings programs, including the closure of certain of our Canadian facilities and other operational changes to implement cultivation-related efficiencies and improvements in the Canadian adult-use cannabis business.

Share-based compensation expense

Share-based compensation expense was $9.4 million in the six months ended September 30, 2024, as compared to $6.4 million in the six months ended September 30, 2023. The year-over-year increase is primarily attributable to: (i) the first quarter of fiscal 2025 grant of 0.8 million options and 0.7 million restricted share units, and (ii) higher forfeitures in the first half of fiscal 2024 due to previously-noted restructuring actions.

Loss (gain) on asset impairment and restructuring

Loss (gain) on asset impairment and restructuring recorded in operating expenses were $20.9 million in the six months ended September 30, 2024, as compared to $(28.0) million in the six months ended September 30, 2023.

Loss on asset impairment and restructuring recorded in the six months ended September 30, 2024 related primarily to the non-cash impairment of divestiture-related assets, employee restructuring costs, and ongoing holding costs to maintain previously restructured sites. These amounts were offset by a gain related to remeasurement of a lease liability upon execution of the surrender agreement.

Comparatively, in the six months ended September 30, 2023, the gain on asset impairment and restructuring was primarily related to a gain on the sale of our production facility at 1 Hershey Drive in Smiths Falls, Ontario. The gain is due to the sale proceeds exceeding the carrying value that was previously impaired at March 31, 2023. This gain was partially offset by various incremental impairment losses and other costs associated with the restructuring of our Canadian cannabis operations that were initiated in the three months ended March 31, 2023.

Other

The following table presents other income (expense), net, and income tax expense for the six months ended September 30, 2024 and 2023:

	Six months ended September 30,
(in thousands of Canadian dollars)	2024	2023	$ Change	% Change
Other income (expense), net	(179,194)	(82,233)	(96,961)	(118%)
Income tax expense	(6,496)	(14,839)	8,343	56%

Other income (expense), net

Other income (expense), net was an expense amount of $179.2 million in the six months ended September 30, 2024, as compared to an expense amount of $82.2 million in the six months ended September 30, 2023. The year-over-year change of $97.0 million is primarily attributable to:

•
Change of $29.4 million related to non-cash fair value changes on our other financial assets, from an expense amount of $17.2 million in the six months ended September 30, 2023 to an expense amount of $46.6 million in the six months ended September 30, 2024. The expense amount recognized in the six months ended September 30, 2024 is primarily attributable to fair value decreases relating to our investments in:
o
the Elevate loan receivable, in the amount of $34.6 million relating to fair value movements in consideration of the debtor's net assets; and
o
the Acreage Debt loan receivable, in the amount of $6.0 million, primarily attributable to changes in market conditions and assumptions.
o
the Acreage financial instrument, in the amount of $31.8 million. On a quarterly basis, we determine the fair value of the Acreage financial instrument using a probability-weighted expected return model, incorporating several potential scenarios and outcomes associated with the Acreage Amended Arrangement. The fair value decrease in the six months ended September 30, 2024 is primarily attributable to an increase of approximately 75% in our share price up to the Deconsolidation Date (as defined below), relative to an increase of approximately 46% in Acreage’s share price during that same period. As a result, the model at the Deconsolidation Date reflects both a higher estimated value of the Canopy Growth common shares expected to be issued upon Canopy USA’s acquisition of Acreage, and a higher estimated value of the Acreage shares expected to be acquired at that time. In the period up to the Deconsolidation Date, the relative share price movements resulted in a decrease in the value of the Acreage financial instrument; and
o
Indiva Limited (“Indiva”) shares, in the amount of $2.8 million due a decrease in their share price as a result of their CCAA proceedings.

These fair value decreases were partially offset by a fair value increases related to our investments in:

o
the TerrAscend Exchangeable Shares, in the amount of $17.3 million, which was primarily attributable to an increase of approximately 16% in TerrAscend’s share price up to April 30, 2024, being the date that Canopy Growth deconsolidated the financial results of Canopy USA (the “Deconsolidation Date”);
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

Comparatively, the expense amount in the six months ended September 30, 2023 was primarily attributable to fair value decreases relating to our investments in: (i) the Wana financial instrument ($49.1 million); (ii) the Jetty financial instrument ($17.3 million); and the Acreage Hempco debenture ($17.9 million). The fair value decreases were partially offset by fair value increases associated with our investments in: (i) the Acreage financial instrument ($21.3 million); (ii) the TerrAscend Exchangeable Shares ($33.1 million); and the TerrAscend Warrants ($13.2 million).

•
Increase in expense of $89.6 million related to non-cash fair value changes on our equity method investments, from $nil in the six months ended September 30, 2023 to an expense amount of $89.6 million in the six months ended September 30, 2024. The year-over-year change is driven by the fair value change of our Canopy USA equity method investment in the six months ended September 30, 2024.

•
Decrease in expense of $25.2 million related to non-cash fair value changes on our debt, from $25.2 million in the six months ended September 30, 2023 to $nil in the six months ended September 30, 2024. The year-over-year change is driven primarily by the fair value change of the CBI Note in the six months ended September 30, 2023. In the six months ended September 30, 2024 there are no debt balances recorded at fair value.

•
Change of $44.0 million related to fair value changes on acquisition related contingent consideration and other, from an income amount of $10.5 million in the six months ended September 30, 2023 to an expense amount of $33.5 million in the six months ended September 30, 2024. The fair value change in the six months ended September 30, 2024 relates primarily to various acquisition related contingent consideration. Comparatively, the fair value change in the six months ended September 30, 2023, related primarily to the estimated deferred payments associated with our investment in Wana.

•
Change of $35.0 million related to charges associated with the settlement of our debt, from an expense amount of $12.6 million in the six months ended September 30, 2023 to an income amount of $22.4 million in the six months ended September 30, 2024. In the six months ended September 30, 2024 we recognized a gain of $22.4 million, primarily in connection with the exchange of the CBI Note. Comparatively, in the six months ended September 30, 2023, we recognized a charge in the amount of $12.6 million which is primarily due to the settlement of our unsecured senior notes and principal repayments on the Credit Facility.

•
Decrease in interest income of $6.8 million, from $11.3 million in the six months ended September 30, 2023 to $4.5 million in the six months ended September 30, 2024. The year-over-year decrease is attributable to lower cash and cash equivalents and short-term investment balances.

•
Decrease in interest expense of $17.2 million, from $59.6 million in the six months ended September 30, 2023 to $42.4 million in the six months ended September 30, 2024. The year-over-year decrease is primarily attributable to the reduction of our debt balances.

Income tax expense

Income tax expense in the six months ended September 30, 2024 was $6.5 million, compared to income tax expense of $14.8 million in the six months ended September 30, 2023. In the six months ended September 30, 2024, income tax expense consisted of deferred income tax expense of $6.2 million (compared to an expense of $14.0 million in the six months ended September 30, 2023) and current income tax expense of $0.3 million (compared to an expense of $0.8 million in the six months ended September 30, 2023).

The decrease of $7.8 million in the deferred income tax expense is primarily a result of: (i) a decrease due to the settlements of the Canopy Notes in the second quarter of fiscal 2024 relative to the settlements of the CBI Note in fiscal 2025; and (ii) an increase due to the realization of deferred taxes for entities that historically did not meet the deferred tax asset recognition criteria.

The decrease of $0.5 million in current income tax expense arose primarily in connection with previously cash taxable legal entities that are no longer taxable and as a result of the utilization of group’s tax attributes to shelter tax on income for tax purposes.

Net Loss from Continuing Operations

The net loss from continuing operations in the six months ended September 30, 2024 was $260.7 million, as compared to a net loss of $158.7 million in the six months ended September 30, 2023. The year-over-year increase in the net loss is primarily attributable to: (i) the year-over-year change in other income (expense), net, of $97.0 million; (ii) the change from gain to loss on asset impairment and restructuring costs; and (iii) offset by the decrease in selling, general and administrative expenses and improvement in gross margins. These variances are described above.

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

The following table presents Adjusted EBITDA for the six months ended September 30, 2024 and 2023:

	Six months ended September 30,
(in thousands of Canadian dollars)	2024	2023	$ Change	% Change
Net loss from continuing operations	$(260,741)	$(158,731)	$(102,010)	(64%)
Income tax expense	6,496	14,839	(8,343)	(56%)
Other (income) expense, net	179,194	82,233	96,961	118%
Share-based compensation	9,372	6,434	2,938	46%
Acquisition, divestiture, and other costs	12,705	19,392	(6,687)	(34%)
Depreciation and amortization	21,337	29,641	(8,304)	(28%)
Loss (gain) on asset impairment and restructuring	20,850	(27,961)	48,811	175%
Restructuring costs recorded in cost of goods sold	-	(689)	689	100%
Adjusted EBITDA	$(10,787)	$(34,842)	$24,055	69%

The Adjusted EBITDA loss in the six months ended September 30, 2024 was $10.8 million, as compared to an Adjusted EBITDA loss of $34.8 million in the six months ended September 30, 2023. The year-over-year decrease in Adjusted EBITDA loss is primarily attributable to the year-over-year increase in our gross margin and the year-over-year decrease in our selling, general and administrative expenses.

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

As of the filing of the Annual Report, we were able to successfully mitigate the substantial doubt by completing several balance sheet actions as further described in the Annual Report. During the six months ended September 30, 2024, we completed additional actions and established our at-the-market equity program (the “ATM Program”), issued and sold an aggregate of 16,805,852 common shares for gross proceeds of $138.5 million under the ATM Program, received additional proceeds from the BioSteel Canada asset sale, amended the terms of the Credit Facility thereby extending the maturity date of the Credit Facility, and paid down certain debt balances. We continue to evaluate different strategies and may pursue additional actions that are expected to further increase our liquidity position, including, but not limited to, pursuing additional actions under our cost-savings plan and seeking additional financing from both the public and private markets through the issuance of equity and/or debt securities.

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

We may also access liquidity through the ATM Program, pursuant to which we may sell, from time to time, up to US$101.1 million of additional common shares as of the date hereof. Refer to Notes 19 and 30 to the Interim Financial Statements.

As a result of our plans above and the financial results at September 30, 2024, we conclude that the substantial doubt about our ability to continue as a going concern continues to be alleviated.

As of September 30, 2024, we had cash and cash equivalents of $228.4 million and short-term investments of $2.8 million.

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

•
On June 6, 2024, we established the ATM Program that allows us to sell up to US$250 million of common shares of the Company from treasury to the public from time to time at the Company’s discretion. As part of the ATM Program, during the three months ended September 30, 2024 we sold an aggregate of 12,057,788 common shares at an average price of $7.64 per common share, for gross proceeds of $92.2 million and net proceeds, inclusive of commissions and fees, of $90.8 million. During the three months ended September 30, 2024, we paid an aggregate amount of $1.4 million as compensation to the agents involved in the sale of our common shares under the ATM Program.

During the six months ended September 30, 2024 we sold an aggregate of 16,805,852 common shares at an average price of $8.24 per common share, for gross proceeds of $138.5 million and net proceeds, inclusive of commissions and fees, of $136.4 million. During the six months ended September 30, 2024, we paid an aggregate amount of $2.1 million as compensation to the agents involved in the sale of our common shares under the ATM Program.

•
On August 20, 2024, we entered into the August 2024 Supreme Convertible Debt Exchange with the August 2024 Investor pursuant to which, among other things, the August 2024 Investor delivered to the Company approximately $2.7 million of aggregate principal amount of outstanding Supreme Debentures held by the August 2024 Investor in exchange for 291,351 common shares of the Company and $0.03 million in cash for accrued interest.

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

Cash Flows

The following table presents cash flows for the six months ended September 30, 2024 and 2023:

	Six months ended September 30,
(in thousands of Canadian dollars)	2024	2023
Net cash (used in) provided by:
Operating activities[1]	$(105,632)	$(227,322)
Investing activities[2]	$(31,993)	202,717
Financing activities	$194,717	(407,298)
Effect of exchange rate changes on cash and cash equivalents	$1,024	(2,129)
Net increase (decrease) in cash and cash equivalents	$58,116	(434,032)
Cash and cash equivalents, beginning of period[3]	$170,300	677,007
Cash and cash equivalents, end of period[4]	$228,416	$242,975
[1] Includes net cash used in operating activities from discontinued operations of $nil and $(54,709) for the six months ended September 30, 2024 and 2023, respectively.
[2] Includes net cash provided by investing activities from discontinued operations of $13,414 and $(17,122) for the six months ended September 30, 2024 and 2023, respectively.
[3] Includes cash of our discontinued operations of $nil and $9,314 for March 31, 2024 and 2023, respectively.
[4] Includes cash of our discontinued operations of $nil and $2,599 for September 30, 2024 and 2023, respectively.

Operating activities

Cash used in operating activities totaled $105.6 million in the six months ended September 30, 2024, as compared to cash used of $227.3 million in the six months ended September 30, 2023. The decrease in the cash used in operating activities is primarily due to: (i) the year-over-year decrease in our working capital spending, resulting from our previously-noted restructuring actions and cost savings programs, including the closure of certain of our Canadian facilities and other operational changes to implement cultivation-related efficiencies and improvements in the Canadian adult-use cannabis business; and (ii) a reduction in the cash interest paid resulting from a reduction in our debt balances.

Investing activities

The cash used in investing activities totaled $32.0 million in the six months ended September 30, 2024, as compared to cash provided of $202.7 million in the six months ended September 30, 2023.

In the six months ended September 30, 2024, purchases of property, plant and equipment were $6.5 million, primarily related to building improvements and production equipment enhancements made at certain of our Canadian cultivation and production facilities. Comparatively, in the six months ended September 30, 2023, we invested $2.6 million in production equipment enhancements made at certain of our Canadian cultivation and production facilities, and at our Storz & Bickel facilities.

In the six months ended September 30, 2024, our strategic investments in other financial assets were $95.3 million and related primarily to the cash payment to acquire the outstanding principal, including all accrued and unpaid interest thereon, of Acreage’s debt, being an amount up to US$150.0 million (the “Acreage Debt”). Comparatively, in the six months ended September 30, 2023, our strategic investments in other financial assets were $0.5 million and related primarily to our investment in Indiva.

Net redemptions of short-term investments in the six months ended September 30, 2024 were $30.2 million, as compared to net redemptions of $81.0 million in the six months ended September 30, 2023. The year-over-year decrease in the net redemptions reflects the continued redemption of our short-term investments, largely to fund operations and investing activities as described above. As at September 30, 2024, we had short-term investments remaining of $2.8 million.

Net cash flow on sale or deconsolidation of subsidiaries in the six months ended September 30, 2024 was an outflow of $7.0 million and related to the deconsolidation of Canopy USA, refer to Note 3 in the Company’s accompanying financial statements for details. Comparatively, there were no sale or deconsolidation of subsidiaries in the six months ended September 30, 2023.

Additional cash inflows during the six months ended September 30, 2024 include proceeds of $4.9 million from the sale of property, plant and equipment, primarily in relation to previous restructuring actions. Comparatively, additional cash inflows during the six months ended September 30, 2023 include proceeds of $152.4 million from the sale of property, plant and equipment, primarily relating to facilities sold in connection with the restructuring actions associated with our Canadian cannabis operations and transition to an asset-light model.

Finally, other investing activities resulted in a cash inflow of $28.3 million in the six months ended September 30, 2024, primarily related to cash receipts from various loan repayments. Comparatively, other investing activities in the six months ended September 30, 2023 of $9.7 million primarily related to completing the purchase of the remaining 45% of the common shares of Les Serres Vert Cannabis Inc., in connection with the restructuring actions related to our Canadian cannabis operations initiated in the fourth quarter of fiscal 2023.

Financing activities

The cash provided by financing activities in the six months ended September 30, 2024 was $194.7 million, as compared to cash used of $407.3 million in the six months ended September 30, 2023. In the six months ended September 30, 2024, $138.5 million in gross proceeds were received from the sale of common shares as part of the ATM Program and $8.5 million in gross proceeds were received from the exercise of warrants, these amounts were offset by share issuance costs of $4.7 million.

In addition, $68.3 million was received relating to the Exchange and Subscription Agreement, offset by long-term debt repayments of $13.5 million which related primarily to the First Quarter 2025 Paydowns and Second Quarter 2025 Paydowns.

Other financing activities resulted in a cash outflow of $7.1 million, which related primarily to: (i) share issuance costs, as noted above and (ii) finance lease payments.

Comparatively, in the six months ended September 30, 2023, we made repayments of long-term debt in the amount of $415.2 million, which related to the various paydowns of our Credit Facility and settlement of the 4.25% unsecured senior notes due in 2023 (the “Canopy Notes”). Other financing activity cash outflow of $25.9 million related primarily to payments made in connection with terminating the finance lease for the cultivation facility in Mirabel, Quebec. In addition, debt extinguishment and issuance costs, and share issue costs contributed to the cash outflow. The cash outflows were offset by proceeds from the issuance of common shares.

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

The following table presents free cash flows for the three and six months ended September 30, 2024, and 2023:

	Three months ended September 30,		Six months ended September 30,
(in thousands of Canadian dollars)	2024	2023	2024	2023
Net cash used in operating activities - continuing operations	$(53,852)	$(66,393)	$(105,632)	$(172,613)
Purchases of and deposits on property, plant and equipment - continuing operations	(2,589)	(690)	(6,509)	(2,636)
Free cash flow[1] - continuing operations	$(56,441)	$(67,083)	$(112,141)	$(175,249)
[1]Free cash flow is a non-GAAP measure, and is calculated as net cash provided by (used in) operating activities, less purchases of and deposits on property, plant and equipment.

Free cash flow in the three months ended September 30, 2024 was an outflow of $56.4 million, as compared to an outflow of $67.1 million in the three months ended September 30, 2023. The year-over-year decrease in the free cash outflow primarily reflects the decrease in cash used in operating activities, as described above.

Free cash flow in the six months ended September 30, 2024 was an outflow of $112.1 million, as compared to an outflow of $175.2 million in the six months ended September 30, 2023. The year-over-year decrease in the free cash outflow primarily reflects the decrease in cash used in operating activities, as described above.

Debt

Since our formation, we have financed our cash requirements primarily through the issuance of common shares of Canopy Growth, including the $5.1 billion investment by CBI in the third quarter of fiscal 2019, and debt. Total debt outstanding as of September 30, 2024 was $553.9 million, a decrease from $597.2 million as of March 31, 2024. The total principal amount owing was $574.1 million at September 30, 2024, a decrease from $622.0 million at March 31, 2024. The decreases were primarily due to: (i) the April 2024 Exchange Agreement, which resulted in the settlement of all amounts owing under the CBI Note; (ii) the First Quarter

2025 Paydowns resulting in an aggregate principal reduction of $11.2 million; (iii) the Second Quarter 2025 Paydown resulting in an aggregate principal reduction of $1.1 million; and (iv) the August 2024 Supreme Convertible Debt Exchange (as defined below) and offset by the Exchange and Subscription Agreement where a cash payment of approximately US$50 million was received and approximately $27.5 million of aggregate principal amount outstanding Supreme Debentures and Accretion Debentures were settled in exchange for a new senior unsecured convertible debenture with an aggregate principal amount of $96.4 million.

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

On July 13, 2023, we entered into an amended Credit Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement required the Company to prepay or repurchase principal indebtedness under the Credit Facility in an amount equal to the U.S. dollar equivalent of $93,000 at a discounted price of US$930 per US$1,000 (the "July 2023 Paydown"). In addition, pursuant to the Amended Credit Agreement we agreed to apply certain net proceeds from asset sales to prepay or repurchase principal indebtedness under the Credit Facility and receive principal reductions at, in certain circumstances, a discounted price of US$950 per US$1,000. The Amended Credit Agreement also includes, among other things, amendments to the minimum liquidity covenant such that the US$100.0 million minimum ceased to apply concurrently with the July 2023 Paydown. The July 2023 Paydown was made on July 21, 2023.

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

On April 29, 2024 and June 28, 2024, we made the First Quarter 2025 Paydowns. The First Quarter 2025 Paydowns resulted in an aggregate principal reduction of $11.2 million (US$8.2 million) for a cash payment of $11.2 million (US$8.2 million).

On August 8, 2024, we entered into an amendment (the “Amending Agreement”) with all of the lenders to the Credit Facility under the Amended Credit Agreement. Pursuant to the terms of the Amending Agreement, the maturity date of the Credit Facility was extended to December 18, 2026 and a mandatory US$97.5 million prepayment of the Credit Facility at 97.5% of par thereby reducing the outstanding amount of the Credit Facility by US$100 million was required to be made by December 31, 2024. We made the mandatory prepayment on October 16, 2024. In addition, the maturity date of the Credit Facility will be further extended to September 18, 2027 if an optional prepayment on the same terms is made on or before March 31, 2025. Borrowings under the Credit Facility are available by either prime rate advances or SOFR advances. Prime rate advances bear interest at the applicable prime rate plus 7.50% per annum and are subject to a prime rate floor of 2.00%. SOFR advances bear interest at the adjusted term SOFR rate plus 8.50% per annum and are subject to an adjusted term SOFR rate floor of 1.00%. Our obligations under the Credit Facility are guaranteed by our material wholly-owned Canadian and U.S. subsidiaries. The Credit Facility is secured by substantially all of our assets and our material wholly-owned Canadian and U.S. subsidiaries, including material real property. The Amended Credit Agreement, as amended by the Amending Agreement contains representations and warranties, and affirmative and negative covenants.

On September 27, 2024, we made the Second Quarter 2025 Paydown. The Second Quarter 2025 Paydown resulted in an aggregate principal reduction of $1.1 million (US$0.9 million) for a cash payment of $1.1 million (US$0.9 million).

On October 16, 2024, the Company made an early prepayment under its Credit Facility in an aggregate principal amount equal to US$100.0 million of the principal amount outstanding thereunder at a discounted price of US$97.5 million. Pursuant to the Amending Agreement, the US$100.0 million prepayment of the Credit Facility was required to be made by December 31, 2024.

Supreme Cannabis Convertible Debentures and Accretion Debentures

On October 19, 2018, Supreme Cannabis Company, Inc. (“Supreme Cannabis”) issued 6.0% senior unsecured convertible debentures (the “Supreme Debentures”) for gross proceeds of $100.0 million. On September 9, 2020, the Supreme Debentures were amended to effect, among other things: (i) the cancellation of $63.5 million of principal amount of the Supreme Debentures; (ii) an increase in the interest rate to 8% per annum; (iii) the extension of the maturity date to September 10, 2025; and (iv) a reduction in the conversion price to $2.85.

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

Refer to the May 2024 Convertible Debenture details below for details on partial settlement of the Supreme Debentures and Accretion Debentures.

On August 20, 2024, we entered into the August 2024 Supreme Convertible Debt Exchange with the August 2024 Investor pursuant to which, among other things, the August 2024 Investor delivered to the Company approximately $2.7 million of aggregate principal amount of outstanding Supreme Debentures held by the August 2024 Investor in exchange for 291,351 common shares of the Company and $0.03 million in cash for accrued interest.

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

Contractual Obligations and Commitments

Other than changes to our Supreme Cannabis Convertible Debentures and Accretion Debentures, the May 2024 Convertible Debenture, the CBI Note, the First Quarter 2025 Paydowns, the Second Quarter 2025 Paydown and certain agreements entered into in connection with the Reorganization, the Reorganization Amendments and the Additional Reorganization Amendments, as described above under “Recent Developments”, there have been no material changes to our contractual obligations and commitments from the information provided in the MD&A section in the Annual Report.

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

Impairment of goodwill

We do not believe that an event occurred or circumstances changed during the second quarter of fiscal 2025 that would, more likely than not, reduce the fair value of the Storz & Bickel reporting unit below its carrying value. Therefore, we concluded that the quantitative goodwill impairment assessment was not required for the Storz & Bickel reporting unit at September 30, 2024. The carrying value of goodwill associated with the Storz & Bickel reporting unit was $44,531 at September 30, 2024.

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

A hypothetical 10% change in the U.S. dollar against the Canadian dollar compared to the exchange rate at September 30, 2024, would affect the carrying value of net assets by approximately $83.2 million, with a corresponding impact to the foreign currency translation account within accumulated other comprehensive income (loss). A hypothetical 10% change in the euro against the Canadian dollar compared to the exchange rate at September 30, 2024, would affect the carrying value of net assets by approximately $19.8 million, with a corresponding impact to the foreign currency translation account within accumulated other comprehensive income (loss).

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

Interest rate risk

Our cash equivalents and short-term investments are held in both fixed-rate and adjustable-rate securities. Investments in fixed-rate instruments carry a degree of interest rate risk. The fair value of fixed-rate securities may be adversely impacted due to a rise in interest rates. Additionally, a falling-rate environment creates reinvestment risk because as securities mature, the proceeds are reinvested at a lower rate, generating less interest income. As at September 30, 2024, our cash and cash equivalents, and short-term investments consisted of $91.7 million in interest rate sensitive instruments (March 31, 2024 – $88.0 million).

Our financial liabilities consist of long-term fixed rate debt and floating-rate debt. Fluctuations in interest rates could impact our cash flows, primarily with respect to the interest payable on floating-rate debt.

	Aggregate Notional Value		Fair Value		Decrease in Fair Value - Hypothetical 1% Rate Increase
	September 30, 2024	March 31, 2024	September 30, 2024	March 31, 2024	September 30, 2024	March 31, 2024
Promissory note	$-	$100,000	$-	$89,224	$-	$(523)
Fixed interest rate debt	99,862	38,186	N/A	N/A	N/A	N/A
Variable interest rate debt	474,203	469,819	N/A	N/A	N/A	N/A

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

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On November 30, 2023, the U.S. District Court for the Southern District of New York consolidated the Turpel, Kantner and Allen actions (captioned as “In re Canopy Growth Securities Litigation, No. 23-cv-04302”) and appointed Chen Li as lead plaintiff. On January 22, 2024, the lead plaintiff filed a first amended complaint against the Company and certain of its current and former officers, alleging claims on behalf of persons and entities that purchased or otherwise acquired the Company’s securities between November 5, 2021 and June 22, 2023. The first amended complaint alleges that the Company made false or misleading statements and omissions regarding BioSteel’s revenue, performance and operations, and the Company’s internal controls over accounting and financial reporting in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The lead plaintiff seeks an unspecified amount of damages, attorneys’ fees and costs, and other relief. On March 7, 2024, the Company filed a motion to dismiss the first amended complaint and briefing on that motion was completed on April 11, 2024. On July 17, 2024, the U.S. District Court for the Southern District of New York dismissed the first amended complaint against the Company and all individual defendants with prejudice. On July 18, 2024, the district court issued a judgment closing the case. On August 9, 2024, lead plaintiff filed a notice of appeal to the United States Court of Appeals for the Second Circuit. On October 8, 2024, the parties filed a stipulation of voluntary dismissal of the appeal with prejudice. On October 9, 2024, the Court of Appeals for the Second Circuit entered an order dismissing the appeal.

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

The plaintiff alleges that the Company’s disclosures contained misrepresentations within the meaning of the Securities Act (Ontario), that certain officers authorized, permitted, or acquiesced in the release of the impugned disclosures, that the Company and one of its officers acted in a manner that was oppressive or unfairly prejudicial to the proposed class members by failing to remedy alleged deficiencies in the Company’s internal controls, and that all of the defendants are liable for damages to the putative class. The action seeks an unspecified amount of damages, interest, legal fees, and the costs of administering a plan of distribution of the recovery. The Company was also named in two other putative class proceedings that were commenced between May 2023 and July 2023 in the Ontario Superior Court of Justice alleging that the Company’s disclosures contained misrepresentations. However, on November 10, 2023, the Ontario Superior Court of Justice decided a carriage motion staying those actions (Leonard v. Canopy Growth Corporation et al., Court File No. CV-23-00702281-00CP and Twidale v. Canopy Growth Corporation et al., Court File No. CV-23-00700135-00CP), and allowing Dziedziejko v. Canopy Growth Corporation et al., Court File No. CV-23-00701769-00CP to proceed to a class certification hearing.

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

In May 2023, in connection with the Company’s internal review of the financial reporting matters related to BioSteel Canada, as previously disclosed in the Annual Report (the “BioSteel Review”), the Company voluntarily self-reported to the SEC that the timing and amount of revenue recognition in the BioSteel Canada segment were under review. As a result of self-reporting the BioSteel Review, the Company is the subject of an ongoing investigation by the SEC. Although the Company is fully cooperating with the SEC and continues to voluntarily respond to requests in connection with this matter, it cannot predict when such matters will be completed or the outcome and potential impact. Any remedial measures, sanctions, fines or penalties, including, but not limited to, financial penalties and awards, injunctive relief and compliance conditions, imposed on the Company in connection with this matter could have a material adverse impact on our business, financial condition and results of operations. See “Risk Factors—Risks Relating to the Restatement of the Prior Financial Statements—As a result of self-reporting the BioSteel Review, the Company is the subject of an investigation by the SEC and an ongoing informal inquiry by regulatory authorities in Canada, and it cannot predict the timing of developments, and any adverse outcome of these continuing matters could have a material adverse effect on the Company” under Item 1A of the Annual Report.

The Company denies any alleged misconduct and liability for each of the claims asserted in the above-noted Court, believes that the defendants/respondents have meritorious defenses to the claims, and expects to vigorously defend the claims, although the Company cannot predict when or how they will be resolved or estimate what the potential loss or range of loss would be, if any.

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

Acreage’s publicly available financial statements as of and for three and six months ended June 30, 2024 filed with the SEC on August 14, 2024 (“Acreage’s June 30, 2024 Financial Statements”) express doubt about Acreage’s ability to continue as a going concern. In particular, Acreage’s June 30, 2024 Financial Statements state: “[Acreage] had an accumulated deficit as of June 30, 2024, as well as a net loss and negative cash flow from operating activities for the six months ended June 30, 2024. These factors raise substantial doubt about [Acreage]’s ability to continue as a going concern for at least one year from the issuance of these financial statements.” In the event that Acreage is unable to continue as a going concern, the Acreage Amended Arrangement and the Floating Share Arrangement may not be completed. In the event that the Acreage Amended Arrangement and the Floating Share Arrangement are completed and Acreage is unable to continue as a going concern, this would have a negative impact on Canopy USA’s business, financial results and operations and have an adverse impact on the Company’s United States strategy, and, ultimately, the Company’s financial results and operations.

On June 3, 2024, the Company closed the Debt Acquisition pursuant to the credit agreement dated as of December 16, 2021, as amended by the first amendment to credit agreement dated as of on October 24, 2022, and the second amendment to credit agreement dated as of April 28, 2023 (the “Prior Acreage Credit Agreement”). The Company entered into various agreements in connection with the Debt Acquisition in order to, among other things, acquire the Acquired Debt in exchange for US$69.8 million in cash and the release of approximately US$30.1 million that was held in escrow pursuant to the option agreement dated November 15, 2022 among a wholly-owned subsidiary of Canopy Growth and the lenders party to the Prior Acreage Credit Agreement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(c) of Regulation S-K.

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

10.1#

Separation Agreement, by and between Canopy Growth Corporation and David Klein, dated August 15, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 16, 2024).

10.2#

Retention Agreement, by and between Canopy Growth Corporation USA, LLC and Judy Hong, effective as of August 19, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2024).

10.3#

Retention Agreement, by and between Canopy Growth Corporation and Christelle Gedeon, effective as of August 19, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2024).

10.4

Amendment No. 3 to Credit Agreement, dated as of August 8, 2024, between Canopy Growth Corporation, 11065220 Canada Inc., the lenders party thereto and Wilmington Trust, National Association (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, filed with the SEC on August 9, 2024).

10.5

Second Amended and Restated Credit Agreement, dated as of September 13, 2024, by and among 11065220 Canada Inc., as lender, the other lenders party thereto, High Street Capital Partners, LLC, as borrower, Acreage Holdings, Inc. and each other loan party identified on the signature pages thereto, and Acquiom Agency Services LLC, as agent for the lenders (incorporated by reference to Exhibit 10.1 to Acreage Holdings, Inc.’s Current Report on Form 8-K filed by Acreage Holding, Inc. with the SEC on September 19, 2024).

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

CANOPY GROWTH CORPORATION

Date: November 8, 2024	By:	/s/ David Klein
David Klein
Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2024	By:	/s/ Judy Hong
Judy Hong
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)