Form 10-Q
period 2024-12-31
Canopy Growth Corp
filed 2025-02-07
CIK 1737927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

As of February 6, 2025, there were 147,120,088 common shares of the registrant outstanding and 26,261,474 non-voting and non-participating exchangeable shares of the registrant outstanding which are convertible at any time, at the option of the holder, into common shares of the registrant on a one for one basis.

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

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(in thousands of Canadian dollars, except number of shares and per share data, unaudited)

	December 31, 2024	March 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$161,909	$170,300
Short-term investments	16,435	33,161
Restricted short-term investments	7,108	7,310
Amounts receivable, net	49,058	51,847
Inventory	90,753	77,292
Assets of discontinued operations	-	8,038
Prepaid expenses and other assets	15,822	23,232
Total current assets	341,085	371,180
Equity method investments	49,834	-
Other financial assets	321,368	437,629
Property, plant and equipment	299,604	320,103
Intangible assets	89,791	104,053
Goodwill	44,093	43,239
Other assets	18,444	24,126
Total assets	$1,164,219	$1,300,330

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$28,918	$28,673
Other accrued expenses and liabilities	37,191	54,039
Current portion of long-term debt	3,167	103,935
Other liabilities	27,740	48,068
Total current liabilities	97,016	234,715
Long-term debt	438,404	493,294
Other liabilities	37,324	71,814
Total liabilities	572,744	799,823
Commitments and contingencies
Canopy Growth Corporation shareholders' equity:
Share capital Common shares - $nil par value; Authorized - unlimited; Issued and outstanding - 129,153,014 shares and 91,115,501 shares, respectively. Exchangeable shares - $nil par value; Authorized - unlimited; Issued and outstanding - 26,261,474 shares and nil shares, respectively.	8,670,494	8,244,301
Additional paid-in capital	2,637,337	2,602,148
Accumulated other comprehensive loss	(8,999)	(16,051)
Deficit	(10,707,357)	(10,330,030)
Total Canopy Growth Corporation shareholders' equity	591,475	500,368
Noncontrolling interests	-	139
Total shareholders' equity	591,475	500,507
Total liabilities and shareholders' equity	$1,164,219	$1,300,330

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

(in thousands of Canadian dollars, except number of shares and per share data, unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2024	2023	2024	2023
Revenue	$86,244	$90,061	$235,985	$260,781
Excise taxes	11,483	11,556	32,021	36,423
Net revenue	74,761	78,505	203,964	224,358
Cost of goods sold	50,663	50,279	134,997	158,944
Gross margin	24,098	28,226	68,967	65,414
Operating expenses
Selling, general and administrative expenses	41,476	54,436	131,174	174,810
Share-based compensation	5,159	3,693	14,531	10,127
Loss on asset impairment and restructuring	1,285	30,413	22,135	2,452
Total operating expenses	47,920	88,542	167,840	187,389
Operating loss from continuing operations	(23,822)	(60,316)	(98,873)	(121,975)
Other income (expense), net	(97,758)	(171,037)	(276,952)	(253,270)
Loss from continuing operations before income taxes	(121,580)	(231,353)	(375,825)	(375,245)
Income tax (expense) recovery	(316)	1,077	(6,812)	(13,762)
Net loss from continuing operations	(121,896)	(230,276)	(382,637)	(389,007)
Discontinued operations, net of income tax	-	13,479	5,310	(194,451)
Net loss	(121,896)	(216,797)	(377,327)	(583,458)
Discontinued operations attributable to noncontrolling interests and redeemable noncontrolling interest	-	-	-	(18,526)
Net loss attributable to Canopy Growth Corporation	$(121,896)	$(216,797)	$(377,327)	$(564,932)

Basic and diluted loss per share
Continuing operations	$(1.11)	$(2.78)	$(4.15)	$(5.56)
Discontinued operations	-	0.16	0.06	(2.52)
Basic and diluted loss per share	$(1.11)	$(2.62)	$(4.09)	$(8.08)
Basic and diluted weighted average common shares outstanding	110,306,430	82,919,190	92,172,660	69,918,744

Comprehensive income (loss):
Net loss from continuing operations	$(121,896)	$(230,276)	$(382,637)	$(389,007)
Other comprehensive income (loss), net of income tax
Fair value changes of own credit risk of financial liabilities	-	(1,354)	-	(13,824)
Foreign currency translation	(1,162)	10,104	3,586	575
Total other comprehensive income (loss), net of income tax	(1,162)	8,750	3,586	(13,249)
Comprehensive loss from continuing operations	(123,058)	(221,526)	(379,051)	(402,256)
Comprehensive income (loss) from discontinued operations	-	13,479	5,310	(194,451)
Comprehensive loss	(123,058)	(208,047)	(373,741)	(596,707)
Comprehensive loss from discontinued operations attributable to noncontrolling interests and redeemable noncontrolling interest	-	-	-	(18,526)
Comprehensive loss attributable to Canopy Growth Corporation	$(123,058)	$(208,047)	$(373,741)	$(578,181)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of Canadian dollars, unaudited)

	Nine months ended December 31, 2024
		Additional paid-in capital			Accumulated
	Share capital	Share-based reserve	Warrants	Ownership changes	other comprehensive income (loss)	Deficit	Noncontrolling interests	Total
Balance at March 31, 2024	$8,244,301	$514,578	$2,610,519	$(522,949)	$(16,051)	$(10,330,030)	$139	$500,507
Common shares issued from ATM Program	46,291	-	-	-	-	-	-	46,291
Other issuances of common shares and share issue costs	(3,189)	-	-	-	-	-	-	(3,189)
Exercise of warrants	10,265	-	(2,702)	-	-	-	-	7,563
Share-based compensation	-	4,151	-	-	-	-	-	4,151
Issuance and vesting of restricted share units and performance share units	2,596	(2,596)	-	-	-	-	-	-
Extinguishment of promissory note and issuance of exchangeable shares	81,220	8,005	-	-	(15,127)	-	-	74,098
Canopy USA Transaction	12,452	-	-	-	10,398	-	(139)	22,711
Supreme debt settlement	-	-	8,697	-	-	-	-	8,697
Comprehensive loss	-	-	-	-	(768)	(127,138)	-	(127,906)
Balance at June 30, 2024	$8,393,936	$524,138	$2,616,514	$(522,949)	$(21,548)	$(10,457,168)	$-	$532,923
Common shares issued from ATM Program	92,185	-	-	-	-	-	-	92,185
Other issuances of common shares and share issue costs	(1,522)	-	-	-	-	-	-	(1,522)
Exercise of warrants	1,207	-	(316)	-	-	-	-	891
Exercise of Previous Equity Incentive Plan stock options	238	(126)	-	-	-	-	-	112
Share-based compensation	-	5,221	-	-	-	-	-	5,221
Issuance and vesting of restricted share units and performance share units	1,991	(1,991)	-	-	-	-	-	-
Supreme debt settlement	2,635	-	-	-	-	-	-	2,635
Comprehensive income (loss)	-	-	-	-	5,516	(128,293)	-	(122,777)
Balance at September 30, 2024	$8,490,670	$527,242	$2,616,198	$(522,949)	$(16,032)	$(10,585,461)	$-	$509,668
Common shares issued from ATM Program	117,513	-	-	-	-	-	-	117,513
Other issuances of common shares, warrants and share issue costs	62,059	-	11,939	-	-	-	-	73,998
Exercise of Previous Equity Incentive Plan stock options	70	(70)	-	-	-	-	-	-
Share-based compensation	-	5,159	-	-	-	-	-	5,159
Issuance and vesting of restricted share units and performance share units	182	(182)	-	-	-	-	-	-
Disposal and liquidation of consolidated entities	-	-	-	-	8,195	-	-	8,195
Comprehensive loss	-	-	-	-	(1,162)	(121,896)	-	(123,058)
Balance at December 31, 2024	$8,670,494	$532,149	$2,628,137	$(522,949)	$(8,999)	$(10,707,357)	$-	$591,475

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of Canadian dollars, unaudited)

	Nine months ended December 31, 2023
		Additional paid-in capital				Accumulated
	Share capital	Share-based reserve	Warrants	Ownership changes	Redeemable noncontrolling interest	other comprehensive income (loss)	Deficit	Noncontrolling interests	Total
Balance at March 31, 2023	$7,938,571	$498,150	$2,581,788	$(521,961)	$(51,492)	$(13,860)	$(9,672,761)	$1,587	$760,022
Other issuances of common shares and warrants	120,470	-	-	-	-	(1,667)	-	-	118,803
Share-based compensation	-	3,716	-	-	-	-	-	-	3,716
Issuance and vesting of restricted share units and performance share units	6,240	(6,240)	-	-	-	-	-	-	-
Changes in redeemable noncontrolling interest	-	-	-	-	(3,740)	-	-	3,740	-
Redemption of redeemable noncontrolling interest	-	-	-	(181)	-	-	-	(12)	(193)
Comprehensive income (loss)	-	-	-	-	-	7,018	(38,121)	(3,740)	(34,843)
Balance at June 30, 2023	$8,065,281	$495,626	$2,581,788	$(522,142)	$(55,232)	$(8,509)	$(9,710,882)	$1,575	$847,505
Private Placement, net of issuance costs	12,836	9,820	8,977	-	-	-	-	-	31,633
Other issuances of common shares and warrants	132,553	(80)	-	-	-	12,727	-	-	145,200
Exercise of Previous Equity Incentive Plan stock options	165	(165)	-	-	-	-	-	-	-
Share-based compensation	-	2,718	-	-	-	-	-	-	2,718
Issuance and vesting of restricted share units and performance share units	561	(561)	-	-	-	-	-	-	-
Changes in redeemable noncontrolling interest	-	-	-	-	(14,786)	-	-	14,786	-
Ownership changes relating to noncontrolling interests, net	-	-	-	-	70,018	-	-	(1,436)	68,582
Redemption of redeemable noncontrolling interest	8,450	-	-	(807)	-	-	-	-	7,643
Comprehensive loss	-	-	-	-	-	(29,017)	(310,014)	(14,786)	(353,817)
Balance at September 30, 2023	$8,219,846	$507,358	$2,590,765	$(522,949)	$-	$(24,799)	$(10,020,896)	$139	$749,464
Other issuances of common shares and warrants	(447)	-	-	-	-	-	-	-	(447)
Share-based compensation	-	3,693	-	-	-	-	-	-	3,693
Issuance and vesting of restricted share units and performance share units	348	(348)	-	-	-	-	-	-	-
Comprehensive income (loss)	-	-	-	-	-	8,750	(216,797)	-	(208,047)
Balance at December 31, 2023	$8,219,747	$510,703	$2,590,765	$(522,949)	$-	$(16,049)	$(10,237,693)	$139	$544,663

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of Canadian dollars, unaudited)

	Nine months ended December 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(377,327)	$(583,458)
Gain (loss) from discontinued operations, net of income tax	5,310	(194,451)
Net loss from continuing operations	(382,637)	(389,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	15,570	22,485
Amortization of intangible assets	16,081	19,396
Share-based compensation	14,531	10,127
Loss (gain) on asset impairment and restructuring	18,971	(816)
Income tax expense	6,812	13,762
Non-cash fair value adjustments and charges related to settlement of long-term debt	223,591	188,452
Change in operating assets and liabilities, net of effects from purchases of businesses:
Amounts receivable	(3,163)	(14,460)
Inventory	(12,924)	(8,047)
Prepaid expenses and other assets	(641)	(843)
Accounts payable and accrued liabilities	(17,000)	891
Other, including non-cash foreign currency	(11,789)	(47,901)
Net cash used in operating activities - continuing operations	(132,598)	(205,961)
Net cash used in operating activities - discontinued operations	-	(53,930)
Net cash used in operating activities	(132,598)	(259,891)
Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(7,724)	(3,200)
Purchases of intangible assets	(409)	(716)
Proceeds on sale of property, plant and equipment	4,932	153,753
Redemption of short-term investments	16,950	68,294
Net cash outflow on sale or deconsolidation of subsidiaries	(6,968)	(3,719)
Net cash inflow on loan receivable	28,353	1,279
Investment in other financial assets	(95,335)	(472)
Other investing activities	-	(10,513)
Net cash (used in) provided by investing activities - continuing operations	(60,201)	204,706
Net cash provided by (used in) investing activities - discontinued operations	13,414	(2,600)
Net cash (used in) provided by investing activities	(46,787)	202,106
Cash flows from financing activities:
Proceeds from issuance of common shares and warrants	255,989	33,795
Proceeds from exercise of stock options	112	-
Proceeds from exercise of warrants	8,454	-
Issuance of long-term debt and convertible debentures	68,255	-
Repayment of long-term debt	(148,249)	(480,080)
Other financing activities	(19,943)	(27,239)
Net cash provided by (used in) financing activities	164,618	(473,524)
Effect of exchange rate changes on cash and cash equivalents	6,376	(2,953)
Net decrease in cash and cash equivalents	(8,391)	(534,262)
Cash and cash equivalents, beginning of period[1]	170,300	677,007
Cash and cash equivalents, end of period[2]	$161,909	$142,745
[1] Includes cash of our discontinued operations of $nil and $9,314 for March 31, 2024 and 2023, respectively.
[2] Includes cash of our discontinued operations of $nil and $nil for December 31, 2024 and 2023, respectively.

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of Canadian dollars, unaudited)

	Nine months ended December 31,
	2024	2023
Supplemental disclosure of cash flow information
Cash received during the period:
Income taxes	$101	$4,002
Interest	$2,040	$14,230
Cash paid during the period:
Income taxes	$476	$1,551
Interest	$53,193	$80,108
Noncash investing and financing activities
Additions to property, plant and equipment	$339	$199

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

As of the filing of the Annual Report, the Company had been able to successfully mitigate the substantial doubt by completing several balance sheet actions as further described in the Annual Report. During the nine months ended December 31, 2024, the Company completed additional actions and established the ATM Program (as defined below), issued and sold an aggregate of 39,519,029 common shares for gross proceeds of $255,989 under the ATM Program (see Note 19), amended the terms of the Credit Facility (as defined below) thereby extending the maturity date of the Credit Facility, made a mandatory US$100,000 prepayment of the Credit Facility, which significantly reduced the Company's short-term debt obligation, received additional proceeds from the liquidation and sale of assets of BioSteel Canada (as defined below), and entered into an amended facility lease, which is expected to reduce the Company's potential lease payment obligation.

The Company continues to evaluate different strategies and may pursue additional actions that are expected to further increase its liquidity position, including, but not limited to, pursuing additional actions to find cost-savings and seeking additional financing from both the public and private markets through the issuance of equity and/or debt securities. As a result of management's plans above and the financial results of the Company at December 31, 2024, management concludes that the substantial doubt about the Company’s ability to continue as a going concern continues to be alleviated.

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

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires the disclosure of additional information related to certain costs and expenses, including amounts of inventory purchases, employee compensation, and depreciation and amortization included in each income statement line item. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is evaluating the impact on the consolidated financial statements and expects to implement the provisions of ASU 2024-03 for its fiscal year ending March 31, 2028.

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

In connection with the Reorganization Amendments, on May 19, 2023, Canopy USA and Huneeus 2017 Irrevocable Trust (the “Trust”) entered into a share purchase agreement (the “Trust SPA”), which sets out the terms of the Trust’s investment in Canopy USA in the aggregate amount of up to US$20 million (the “Trust Transaction”). Agustin Huneeus, Jr. is the trustee of the Trust and is an affiliate of a shareholder of Jetty (as defined below). Pursuant to the terms of the Trust SPA, the Trust was entitled, subject to certain terms and conditions contained in the Trust SPA, to be issued Canopy USA Common Shares in two tranches with an aggregate value of up to US$10 million along with warrants of Canopy USA to acquire additional Canopy USA Common Shares. In addition, subject to the terms of the Trust SPA, the Trust has also been granted options to acquire additional Voting Shares (as defined in the A&R LLC Agreement) with a value of up to an additional US$10 million and one such additional option includes the issuance of additional warrants of Canopy USA. On April 26, 2024, Canopy USA completed the first tranche closing of the Trust Transaction in accordance with the Trust SPA and pursuant to the Trust SPA, the timeline to complete the second tranche closing has lapsed. As of February 6, 2025, the Trust holds an aggregate 28,571,429 Canopy USA Common Shares and warrants to acquire up to 85,714,284 Voting Shares expiring on April 26, 2031.

In addition, subject to the terms and conditions of the A&R Protection Agreement (as defined below) and the terms of the option agreements to acquire Wana (as defined below) and Jetty, as applicable, Canopy Growth may be required to issue additional common shares in satisfaction of certain deferred and/or option exercise payments to the shareholders of Wana and Jetty. Canopy Growth will receive additional Non-Voting Shares from Canopy USA as consideration for any Company common shares issued in the future to the shareholders of Wana and Jetty.

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

Following the Reorganization, Reorganization Amendments and Additional Reorganization Amendments, on May 6, 2024, Canopy USA exercised the options (the “Wana Options”) to acquire Mountain High Products, LLC, Wana Wellness, LLC and The

Cima Group, LLC (collectively, “Wana”), a leading cannabis edibles brand in North America, and subsequently closed the transactions to acquire Wana Wellness, LLC and The Cima Group, LLC. On October 8, 2024, Canopy USA closed the acquisition of Mountain High Products, LLC. In addition, Canopy USA exercised the options (the “Jetty Options”) to acquire Lemurian, Inc. (“Jetty”) a California-based producer of high-quality cannabis extracts and pioneer of clean vape technology and subsequently completed the first tranche closing to acquire Jetty. On June 4, 2024, the option to acquire the issued and outstanding Class E subordinate voting shares (the “Fixed Shares”) of Acreage, a leading vertically-integrated multi-state cannabis operator, with its main operations in densely populated states across the Northeast U.S., including New Jersey and New York (the “Acreage Option”) was exercised and on December 9, 2024, Canopy USA completed the acquisition of all of the issued and outstanding Fixed Shares and Class D subordinate voting shares (the “Floating Shares”) of Acreage (the “Acreage Acquisition”). Canopy USA also holds direct and indirect interests in the capital of TerrAscend Corp. (“TerrAscend”), a leading North American cannabis operator with vertically integrated operations and a presence in Pennsylvania, New Jersey, Michigan and California as well as licensed cultivation and processing operations in Maryland.

Canopy USA currently holds an ownership interest in the following assets, among others:

•
Wana – 100% of the membership interests of Wana Wellness, LLC, The Cima Group, LLC, and Mountain High Products, LLC.
•
Jetty – approximately 77% of the shares of Jetty.
•
Acreage – 100% of the issued and outstanding shares of Acreage.
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

As of February 6, 2025, the Trust holds 28,571,429 Canopy USA Common Shares, the shareholders of Wana collectively hold 60,955,929 Canopy USA Common Shares and a wholly-owned subsidiary of the Company holds all of the issued and outstanding Non-Voting Shares in the capital of Canopy USA, representing approximately 84.4% of the issued and outstanding shares in Canopy USA on an as-converted basis.

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

Acreage Agreements

On October 24, 2022, Canopy Growth entered into an arrangement agreement with Canopy USA and Acreage, as amended (the “Floating Share Arrangement Agreement”), pursuant to which Canopy USA acquired all of the issued and outstanding Floating Shares by way of a court-approved plan of arrangement (the “Floating Share Arrangement”) in exchange for 0.045 of a Company common share for each Floating Share held. In connection with the Floating Share Arrangement Agreement, Canopy Growth irrevocably waived the Acreage Floating Option (as defined below) existing under the Existing Acreage Arrangement Agreement.

On October 24, 2022, the Company and Canopy USA entered into a third amendment to tax receivable agreement (the “Amended TRA”) with, among others, certain current or former unitholders (the “Holders”) of High Street Capital Partners, LLC, a subsidiary of Acreage (“HSCP”), pursuant to HSCP’s amended tax receivable agreement (the “TRA”) and related tax receivable bonus plans with Acreage. Pursuant to the Amended TRA, the Company, on behalf of Canopy USA, agreed to issue common shares of the Company with a value of US$30.4 million to certain Holders as consideration for the assignment of such Holder’s rights under the TRA to Canopy USA. As a result of the Amended TRA, Canopy USA is the sole member and beneficiary under the TRA. In connection with the foregoing, the Company issued: (i) 564,893 common shares with a value of $20.6 million (US$15.2 million) to certain Holders on November 4, 2022 as the first installment under the Amended TRA; and (ii) 710,208 common shares with a value of $20.6 million (US$15.2 million) to certain Holders on March 17, 2023, as the second installment under the Amended TRA. In connection with the Acreage Acquisition, the Company, on behalf of Canopy USA, issued 5,118,426 common shares of the Company to an eligible participant pursuant to HSCP’s existing tax receivable bonus plans.

In addition to shareholder and court approvals, completion of the Floating Share Arrangement was subject to applicable regulatory approvals including, but not limited to, Toronto Stock Exchange (“TSX”) approval and the satisfaction of certain other closing conditions, including the conditions set forth in the Acreage Amended Arrangement. The Floating Share Arrangement received the requisite approval from the holders of Floating Shares at the special meeting of Acreage shareholders held on March 15, 2023 and on March 20, 2023 Acreage obtained a final order from the Supreme Court of British Columbia approving the Floating Share Arrangement. The Floating Share Arrangement was implemented on December 9, 2024 in connection with the closing of the Acreage Acquisition.

On June 4, 2024, the Acreage Option was exercised in accordance with the terms of the arrangement agreement dated April 18, 2019, as amended on May 15, 2019, September 23, 2020 and November 17, 2020 (the “Existing Acreage Arrangement Agreement”). Concurrently with the closing of the acquisition of the Fixed Shares pursuant to the exercise of the Acreage Option, on December 9, 2024, the Fixed Shares were issued to Canopy USA upon closing of the Acreage Acquisition. Accordingly, Canopy Growth does not hold any Fixed Shares or Floating Shares. The acquisition of the Floating Shares pursuant to the Floating Share Arrangement occurred immediately prior to the acquisition of the Fixed Shares pursuant to the Existing Acreage Arrangement Agreement such that 100% of the issued and outstanding shares of Acreage are owned by Canopy USA. For additional details, see “Acreage Acquisition” below.

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

The Optionor subsequently transferred approximately $2,972 (US$2,173) of the Acquired Debt to the other Lender (the “Rolling Lender”) and entered into a series of agreements with the Rolling Lender and Acreage, among others, including an amended and restated credit agreement (the “First ARCA”), which provided for, among other things, the Acquired Debt, certain interest payments to be paid-in-kind, revisions to certain financial covenants and, following certain events, an extension to the maturity date.

On September 13, 2024, the Optionor entered into a series of transactions with, among others, Acreage, the Rolling Lender and an arm’s length third-party lender (the “Other Lender”). Pursuant to such transactions, all of Acreage’s indebtedness held by the Rolling Lender was acquired by the Other Lender. Following the acquisition by the Other Lender, the Optionor, the Other Lender and Acreage, among others, amended and restated the First ARCA pursuant to a second amended and restated credit agreement dated as of September 13, 2024 (the “Second ARCA”). Pursuant to the Second ARCA and an agreement among lenders entered into on September 13, 2024 between, among others, the Optionor and the Other Lender, all interest owing to the Optionor under the Second ARCA is, subject to the consent of the Other Lender, to be paid-in-kind and not in cash. Under the Second ARCA, as of September 13, 2024, the Optionor was owed an aggregate principal amount equal to approximately $137,955 (US$102,000), which is subordinate to approximately $87,913 (US$65,000) owed to the Other Lender.

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

Acreage Acquisition

On December 9, 2024, Canopy USA completed the Acreage Acquisition and now owns 100% of the issued and outstanding shares of Acreage. In connection with: (i) the Existing Acreage Arrangement Agreement and the Acreage Amended Arrangement; and (ii) the Floating Share Arrangement Agreement, Canopy USA acquired all of the issued and outstanding Floating Shares of Acreage on the terms and conditions set forth in Floating Share Arrangement. Immediately following the implementation of the Floating Share Arrangement, Canopy USA acquired all of the issued and outstanding Fixed Shares of Acreage (the “Fixed Share Acquisition”). In accordance with the Floating Share Arrangement, registered holders of Floating Shares received 0.045 of a common share of Canopy Growth for each Floating Share (the “Floating Share Exchange Ratio”). In connection with the Fixed Share Acquisition, each of the outstanding Fixed Shares was exchanged for 0.00000000617 of a common share of Canopy Growth for each Fixed Share, as adjusted pursuant to the terms and conditions set forth in the Existing Acreage Arrangement Agreement (the “Fixed Share Exchange Ratio”). In aggregate, Canopy Growth issued 5,888,291 common shares to former shareholders of Acreage.

Pursuant to the Floating Share Arrangement, (i) each outstanding stock option to acquire Floating Shares was exchanged for a replacement option exercisable for Canopy Growth common shares, with the number of underlying Canopy Growth common shares and exercise price of such options adjusted by the Floating Share Exchange Ratio; (ii) each outstanding warrant to acquire Floating Shares was exchanged for a replacement warrant to acquire Canopy Growth common shares, with the number of underlying Canopy Growth common shares and exercise price of such warrants adjusted by the Floating Share Exchange Ratio; and (iii) each outstanding restricted share unit, performance share and performance unit, as applicable, that vested into Floating Shares was exchanged for a replacement restricted share unit, performance share or performance unit, as applicable, that vests into Canopy Growth common shares, with the number of underlying Canopy Growth common shares adjusted by the Floating Share Exchange Ratio.

In connection with the Fixed Share Acquisition, (i) each outstanding stock option to acquire Fixed Shares was exchanged for a replacement option exercisable for Canopy Growth common shares, with the number of underlying Canopy Growth common shares and exercise price of such options adjusted by the Fixed Share Exchange Ratio; (ii) each outstanding warrant to acquire Fixed Shares was exchanged for a replacement warrant to acquire Canopy Growth common shares, with the number of underlying Canopy Growth common shares and exercise price of such warrants adjusted by the Fixed Share Exchange Ratio; and (iii) each restricted share unit and performance share unit, as applicable, that vested into Fixed Shares was exchanged for a replacement restricted share unit or performance share unit, as applicable, that vests into Canopy Growth common shares, with the number of underlying Canopy Growth common shares adjusted by the Fixed Share Exchange Ratio.

In addition, Canopy Growth: (i) issued 5,118,426 common shares of the Company to an eligible participant pursuant to HSCP’s existing tax receivable bonus plans; and (ii) 306,151 common shares of the Company were issuable in connection with Canopy USA’s acquisition of the minority interests of certain subsidiaries of Acreage, of which 236,960 common shares of the Company have been issued.

Immediately following the closing of the Acreage Acquisition, Canopy Growth issued an aggregate of 1,315,553 common shares and 1,197,658 common share purchase warrants to certain securityholders of Acreage in order to satisfy an outstanding liability. Each common share purchase warrant entitles the holder thereof to acquire one common share of Canopy Growth at an exercise price of US$3.66 until June 6, 2029.

In exchange for the issuances of Canopy Growth common shares, warrants and other replacement securities in connection with the Acreage Acquisition, Canopy Growth received additional Non-Voting Shares with a value of $50,786 and Canopy USA delivered guarantees in respect of the obligations owing pursuant to the Elevate loan receivable. Refer to Note 11 and 12 for more information on Canopy USA investment balances and refer to Note 19 for more information on the share and warrant issuances as part of the Acreage Acquisition.

4. BIOSTEEL

On September 14, 2023, following a review of the strategic options for the BioSteel business unit, Canopy Growth ceased funding the operations of BioSteel Sports Nutrition Inc. (“BioSteel Canada”). BioSteel Canada commenced proceedings (the “CCAA Proceedings”) under the Companies’ Creditors Arrangement Act (the “CCAA”) in the Ontario Superior Court of Justice (Commercial List) (the “CCAA Court”) and sought and obtained recognition of that proceeding under Chapter 15 of the United States Bankruptcy Code. To assist with the sale process, the CCAA Court approved the appointment of a monitor as required under the CCAA.

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

On November 16, 2023, BioSteel Sports Nutrition USA LLC (“BioSteel US”) and BioSteel Manufacturing LLC (“BioSteel Manufacturing” and collectively with BioSteel Canada and BioSteel US, the “BioSteel Entities”) were added as additional applicants in the CCAA Proceedings. As a result, the most relevant activity of both entities became the liquidation and sale of assets and distribution of cash and proceeds to their respective stakeholders and management concluded that Canopy Growth ceased to have the power to direct the relevant activities of BioSteel US and BioSteel Manufacturing because those activities required approval from the CCAA Court. As a result of the conclusion of the sale of assets and distribution of the cash and proceeds of the BioSteel Entities, on July 31, 2024, the CCAA Court granted an order which provided, among other things, for the termination of the CCAA Proceedings upon service of a certificate (the “CCAA Termination Certificate”) and authorization for the BioSteel Entities to file assignments in bankruptcy pursuant to the Bankruptcy and Insolvency Act. The BioSteel Entities were assigned into bankruptcy as of October 2, 2024. The bankruptcy of the BioSteel Entities will deal with any remaining nominal assets of the BioSteel Entities. The CCAA Termination Certificate was served on October 22, 2024.

As a result of the foregoing, Canopy Growth no longer has a controlling interest in BioSteel US and BioSteel Manufacturing and has deconsolidated both entities effective November 16, 2023. The deconsolidation of BioSteel US and BioSteel Manufacturing and related impairment charges were classified under losses from discontinued operations.

	Three months ended		Nine months ended
	December 31,	December 31,	December 31,	December 31,
	2024	2023	2024	2023
Net revenue	$-	$172	$-	$56,610
Cost of goods sold	-	1,900	-	145,625
Operating expenses	-	(726)	-	97,851
Operating loss	-	(1,002)	-	(186,866)
Other income (expense), net[1]	-	14,481	5,310	(8,521)
Income tax (expense) recovery	-	-	-	936
Net income (loss) on discontinued operations, net of tax	$-	$13,479	$5,310	$(194,451)

1 Included in Other income (expense), net for the three and nine months ended December 31, 2024 is a gain/loss on deconsolidation of $nil and $nil, respectively (three and nine months ended December 31, 2023 - gain on deconsolidation of $12,417 and loss on deconsolidation of $9,820, respectively).

Investment in BioSteel Entities

The CCAA Proceedings for the BioSteel Entities have been completed. Canopy Growth continues to have a 100% ownership interest in each of BioSteel US and BioSteel Manufacturing but has deconsolidated both entities because it no longer has a controlling interest in them. Since the estimated amount of the liabilities of BioSteel US and BioSteel Manufacturing exceeds the estimated fair value of the assets available for distribution to its creditors, the fair value of Canopy Growth's equity investment in BioSteel US and BioSteel Manufacturing approximates zero.

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

The remaining amounts legally receivable from the BioSteel Entities are measured at their expected recoverable amounts. As of December 31, 2024, the receivable balance from the BioSteel Entities is $nil. The assets and liabilities related to the BioSteel Entities business units are classified as discontinued operations and the major categories are as follows:

	December 31,	March 31,
	2024	2024
Receivable from BioSteel Entities	$-	$8,038
Total assets of discontinued operations	$-	$8,038

Total liabilities of discontinued operations	$-	$-

5. LOSS ON ASSET IMPAIRMENT AND RESTRUCTURING

In the three months ended December 31, 2024, the Company recorded a loss on asset impairment and restructuring which primarily related to the employee restructuring costs and other costs associated with previous restructuring actions.

In the nine months ended December 31, 2024, the Company recorded a loss on asset impairment and restructuring which primarily related to the non-cash impairment of divestiture-related assets, employee restructuring costs and other costs associated with previous restructuring actions. This was partially offset by a gain related to the remeasurement of a restructured lease facility upon execution of the related exit agreement.

As a result, in the three and nine months ended December 31, 2024, the Company recognized a loss on asset impairment and restructuring of $1,285 and $22,135, respectively (three and nine months ended December 31, 2023 – loss of $30,413 and $2,452, respectively).

6. CASH AND CASH EQUIVALENTS

The components of cash and cash equivalents are as follows:

	December 31,	March 31,
	2024	2024
Cash	$145,599	$115,427
Cash equivalents	16,310	54,873
	$161,909	$170,300

7. SHORT-TERM INVESTMENTS

The components of short-term investments are as follows:

	December 31,	March 31,
	2024	2024
Term deposits	$16,435	$33,161
	$16,435	$33,161

The amortized cost of short-term investments at December 31, 2024 is $16,435 (March 31, 2024 – $33,161).

8. AMOUNTS RECEIVABLE, NET

The components of amounts receivable, net are as follows:

	December 31,	March 31,
	2024	2024
Accounts receivable, net	$44,393	$44,943
Indirect taxes receivable	3,655	2,517
Interest receivable	1,004	876
Other receivables	6	3,511
	$49,058	$51,847

Included in the accounts receivable, net balance at December 31, 2024 is an allowance for doubtful accounts of $8,161 (March 31, 2024 – $9,903).

9. INVENTORY

The components of inventory are as follows:

	December 31,	March 31,
	2024	2024
Raw materials, packaging supplies and consumables	$15,980	$18,872
Work in progress	42,733	31,367
Finished goods	32,040	27,053
	$90,753	$77,292

In the three and nine months ended December 31, 2024, the Company recorded write-downs related to inventory in cost of goods sold of $1,225 and $3,130, respectively (three and nine months ended December 31, 2023 – $859 and $8,362, respectively).

10. PREPAID EXPENSES AND OTHER ASSETS

The components of prepaid expenses and other assets are as follows:

	December 31,	March 31,
	2024	2024
Prepaid expenses	$5,609	$6,621
Deposits	5,254	2,365
Other assets	4,959	14,246
	$15,822	$23,232

11. EQUITY METHOD INVESTMENTS

The components of equity method investments are as follows:

	December 31,	March 31,
	2024	2024
Canopy USA	$49,834	$-
	$49,834	$-

Through its ownership in the Non-Voting Shares, the Company has a non-participating and non-voting interest in Canopy USA and classifies such interest in Canopy USA as an equity method investment. The Company has elected to account for its investment in Canopy USA at fair value. Refer to Note 23 for information on the valuation technique and inputs used in determining the fair value of the Canopy USA investment and Note 25 for information on fair value movements.

12. OTHER FINANCIAL ASSETS

The following table outlines changes in other financial assets. Additional details on how the fair value of significant investments is calculated are included in Note 23.

					Foreign
		Balance at			currency		Balance at
		March 31,		Fair value	translation		December 31,
Entity	Instrument	2024	Additions	changes	adjustments	Other	2024
Acreage[1]	Fixed Shares option and Floating Shares agreement	$10,000	$-	$(31,808)	$(35)	$21,843	$-
TerrAscend Exchangeable Shares	Exchangeable shares	120,000	-	17,291	2,109	(139,400)	-
TerrAscend - December 2022	Warrants	32,500	-	7,929	571	(41,000)	-
TerrAscend	Option	2,000	-	265	35	(2,300)	-
Wana	Option	149,766	-	-	1,537	(151,303)	-
Jetty	Options	59,915	-	-	615	(60,530)	-
Acreage Hempco	Debenture	11,780	-	-	121	(11,901)	-
Acreage Debt Option Premium	Option	37,574	-	3,147	386	(41,107)	-
Acreage Tax Receivable Agreement	Other	1,287	-	-	13	(1,300)	-
Acreage Debt	Loan receivable	-	133,595	(1,239)	6,512	-	138,868
Elevate loan receivable[2]	Loan receivable	-	174,864	24,804	4,137	(24,622)	179,183
Other	Various	12,807	-	(2,915)	24	(6,599)	3,317
		$437,629	$308,459	$17,474	$16,025	$(458,219)	$321,368

1 See Note 27 for information regarding the Acreage Amended Arrangement.

2 Upon deconsolidation of the financial results of Canopy USA within the Company's financial statements, the Elevate loan receivable, which was previously recorded at amortized cost, is now recorded at fair value. The remeasurement of this retained non-controlling interest from the deconsolidation of Canopy USA is part of the gain on disposal of consolidated entity described in Note 3.

For information regarding the deconsolidation of the financial results of Canopy USA within the Company's financial statements, see Note 3. Following the deconsolidation of Canopy USA on April 30, 2024, the Company derecognized certain U.S. cannabis investments above, including, among others, interests in the Floating Shares of Acreage, Wana, Jetty, TerrAscend, and the Universal Hemp, LLC debenture.

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

As of December 31, 2024, the aggregate principal amount owing to the Optionor was approximately $152,421 (US$105,966) and the aggregate principal amount owing to the Other Lender was approximately $93,496 (US$65,000).

Elevate Loan Receivable

On December 9, 2024, Canopy USA delivered guarantees in respect of the obligations owing pursuant to the Elevate loan receivable. Upon delivery thereof, each guarantee is now factored into the fair value consideration of the Elevate loan receivable. Refer to Note 23 for information on the valuation technique and other inputs used in determining the fair value.

13. PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment are as follows:

	December 31,	March 31,
	2024	2024
Buildings and greenhouses	$304,356	$305,606
Production and warehouse equipment	60,685	62,026
Leasehold improvements	3,160	7,787
Office and lab equipment	10,389	11,041
Computer equipment	7,119	7,784
Land	4,923	5,323
Right-of-use-assets
Buildings and greenhouses	11,822	17,697
Assets in process	4,910	1,019
	407,364	418,283
Less: Accumulated depreciation	(107,760)	(98,180)
	$299,604	$320,103

Depreciation expense included in cost of goods sold for the three and nine months ended December 31, 2024 is $4,298 and $13,554, respectively (three and nine months ended December 31, 2023 – $5,091 and $19,589, respectively). Depreciation expense included in selling, general and administrative expenses for the three and nine months ended December 31, 2024 is $644 and $2,016, respectively (three and nine months ended December 31, 2023 – $826 and $2,896, respectively).

14. INTANGIBLE ASSETS

The components of intangible assets are as follows:

	December 31, 2024		March 31, 2024
	Gross	Net	Gross	Net
	Carrying	Carrying	Carrying	Carrying
	Amount	Amount	Amount	Amount
Finite lived intangible assets
Intellectual property	$83,977	$32,974	$82,423	$38,571
Distribution channel	46,112	2,317	45,981	3,029
Operating licenses	24,400	13,674	24,400	15,964
Software and domain names	33,002	3,124	32,262	7,010
Brands	14,498	8,307	14,493	10,850
Amortizable intangibles in process	256	256	29	29
Total	$202,245	$60,652	$199,588	$75,453

Indefinite lived intangible assets
Acquired brands		$29,139		$28,600
Total intangible assets		$89,791		$104,053

Amortization expense included in cost of goods sold for the three and nine months ended December 31, 2024 is $5 and $29, respectively (three and nine months ended December 31, 2023 – $13 and $41, respectively). Amortization expense included in selling, general and administrative expenses for the three and nine months ended December 31, 2024 is $5,367 and $16,052, respectively (three and nine months ended December 31, 2023 – $6,310 and $19,355, respectively).

15. GOODWILL

The changes in the carrying amount of goodwill are as follows:

Balance, March 31, 2023	$85,563
Impairment losses	(42,081)
Foreign currency translation adjustments	(243)
Balance, March 31, 2024	$43,239
Foreign currency translation adjustments	854
Balance, December 31, 2024	$44,093

The Company does not believe that an event occurred or circumstances changed during the nine months ended December 31, 2024 that would, more likely than not, reduce the fair value of the Storz & Bickel® (“Storz & Bickel”) reporting unit below its carrying value. Therefore, the Company concluded that the quantitative goodwill impairment assessment was not required for the Storz & Bickel reporting unit at December 31, 2024. The carrying value of goodwill associated with the Storz & Bickel reporting unit was $44,093 at December 31, 2024.

The Company is required to perform its next annual goodwill impairment analysis on March 31, 2025, or earlier should there be an event that occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

16. OTHER ACCRUED EXPENSES AND LIABILITIES

The components of other accrued expenses and liabilities are as follows:

	December 31,	March 31,
	2024	2024
Employee compensation	$10,822	$21,468
Taxes and government fees	11,337	10,519
Professional fees	3,120	5,849
Other	11,912	16,203
	$37,191	$54,039

17. DEBT

The components of debt are as follows:

		December 31,	March 31,
	Maturity Date	2024	2024
Credit facility	December 18, 2026
Principal amount		360,481	486,935
Accrued interest		284	831
Deferred financing costs		(10,410)	(17,948)
		350,355	469,818
Supreme convertible debentures	September 10, 2025	2,267	30,654
Accretion debentures	September 10, 2025	417	6,390
May 2024 Convertible Debenture	May 14, 2029	88,067	-
Promissory note	December 31, 2024	-	89,224
Other revolving debt facility, loan, and financings		465	1,143
		441,571	597,229
Less: current portion		(3,167)	(103,935)
Long-term portion		$438,404	$493,294

Credit Facility

On March 18, 2021, the Company entered into a term loan credit agreement (the “Credit Agreement”) providing for a five-year, first lien senior secured term loan facility in an aggregate principal amount of US$750,000 (the “Credit Facility”). The Company had the ability to obtain up to an additional US$500,000 of incremental senior secured debt pursuant to the Credit Agreement. On October 24, 2022, in connection with the balance sheet actions completed as part of the creation of Canopy USA, the Company entered into agreements with certain of its lenders under the Credit Agreement to tender US$187,500 of the principal amount outstanding thereunder at a discounted price of US$930 per US$1,000 or US$174,375 in the aggregate. The first payment, which was oversubscribed, in the amount of $117,528 (US$87,852) was made on November 10, 2022 to reduce the principal indebtedness by $126,324 (US$94,427). The second payment of $116,847 (US$87,213) was made on April 17, 2023 to reduce principal indebtedness under the Credit Agreement by $125,606 (US$93,750). Additionally, on October 24, 2022, the Company and certain of its lenders agreed to make certain amendments to the Credit Agreement which, among other things, resulted in: (i) a reduction to the minimum liquidity covenant to no less than US$100,000 following completion of the second principal repurchase on April 17, 2023; (ii) certain changes to the application of net proceeds from asset sales; (iii) the establishment of a new committed delayed draw term credit facility in an aggregate principal amount of US$100,000; and (iv) the elimination of the additional US$500,000 incremental term loan facility.

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

On each of November 28, 2023 and December 27, 2023, pursuant to the terms of the Amended Credit Agreement, the Company repurchased and repaid, as applicable, additional outstanding principal amounts under the Credit Facility using certain net proceeds from completed asset sales (the “Third Quarter 2024 Paydowns”). The Third Quarter 2024 Paydowns resulted in an aggregate principal reduction of $65,379 (US$48,532) for a cash payment of $63,167 (US$46,902).

On February 21, 2024, the Company repurchased additional outstanding principal amounts under the Credit Facility (the “Fourth Quarter 2024 Paydown”). The Fourth Quarter 2024 Paydown resulted in an aggregate principal reduction of $31,078 (US$23,000) for a cash payment of $27,970 (US$20,700).

On April 29, 2024 and June 28, 2024, the Company repurchased additional outstanding principal amounts under the Credit Facility (the “First Quarter 2025 Paydowns”). The First Quarter 2025 Paydowns resulted in an aggregate principal reduction of $11,159 (US$8,165) for a cash payment of $11,159 (US$8,165).

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

On September 27, 2024, the Company repurchased additional outstanding principal amounts under the Credit Facility (the “Second Quarter 2025 Paydown”). The Second Quarter 2025 Paydown resulted in an aggregate principal reduction of $1,148 (US$851) for a cash payment of $1,148 (US$851).

In accordance with the Amending Agreement, on October 16, 2024, the Company made an early prepayment under its Credit Facility in an aggregate principal amount equal to US$100,000 of the principal amount outstanding thereunder at a discounted price of US$97,500 (the “Third Quarter 2025 Paydown”). The Third Quarter 2025 Paydown resulted in an aggregate principal reduction of $137,710 (US$100,000) for a cash payment of $134,267 (US$97,500).

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

During the three and nine months ended December 31, 2024, principal payments on Accretion Debentures totaled $530 and $1,207, respectively, and approximately $nil and $30,227, respectively, of aggregate principal amount of outstanding Supreme Debentures and Accretion Debentures were settled through the August 2024 Supreme Convertible Debt Exchange (as defined below) and the Exchange and Subscription Agreement (as defined below).

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

May 2024 Convertible Debenture

On May 2, 2024, the Company entered into an exchange and subscription agreement (the “Exchange and Subscription Agreement”) with a single institutional investor (the “May 2024 Investor”) pursuant to which, among other things, the May 2024 Investor delivered to the Company approximately $27,563 aggregate principal amount of outstanding Supreme Debentures and Accretion Debentures held by the May 2024 Investor and paid the Company $68,255 (US$50,000) in exchange for the Company issuing to the May 2024 Investor (i) a new senior unsecured convertible debenture of the Company (the “May 2024 Convertible Debenture”) with an aggregate principal amount of $96,358 maturing five years from the closing date (the “Closing Date”) of the transaction and (ii) 3,350,430 common share purchase warrants (the “May 2024 Investor Warrants”) of the Company. Each May 2024 Investor Warrant entitles the holder to acquire one Canopy Growth common share at an exercise price equal to $16.18 per Canopy Growth common share for a period of five years from the Closing Date. The May 2024 Convertible Debenture bears interest at a rate of 7.50% per annum, payable in semi-annual payments in cash or, at the option of the Company, in Canopy Growth common shares for the first four semi-annual interest payments after the Closing Date, subject to satisfaction of certain conditions, including the prior approval of the TSX.

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

18. OTHER LIABILITIES

The components of other liabilities are as follows:

	As at December 31, 2024			As at March 31, 2024
	Current	Long-term	Total	Current	Long-term	Total
Lease liabilities	$18,579	$29,524	$48,103	$15,173	$55,597	$70,770
Acquisition consideration and other investment related liabilities	-	4,265	4,265	12,809	10,558	23,367
Refund liability	2,727	-	2,727	4,169	-	4,169
Settlement liabilities and other	6,434	3,535	9,969	15,917	5,659	21,576
	$27,740	$37,324	$65,064	$48,068	$71,814	$119,882

In December 2024, the Company renegotiated the terms of a facility lease, resulting in a short-term to long-term reclassification of its lease liabilities. The renegotiated terms result in changes to future cashflows associated with the lease.

19. SHARE CAPITAL

CANOPY GROWTH

Authorized

An unlimited number of common shares.

(i) Equity financings

On June 6, 2024, the Company established an at-the-market equity program that allows it to sell up to US$250,000 of common shares of the Company from treasury to the public from time to time at the Company’s discretion (the “ATM Program”). The ATM Program will be effective until the earlier of (i) the issuance and sale of all of the common shares issuable pursuant to the ATM Program (ii) the date on which the Company receives notice from a securities regulatory authority that the Company’s Canadian short form base shelf prospectus dated June 5, 2024 and/or the Company’s registration statement on Form S-3ASR has ceased to be effective and (iii) July 5, 2026, unless terminated earlier in accordance with the terms of the equity distribution agreement entered into between the Company and BMO Nesbitt Burns Inc., as Canadian agent, and BMO Capital Markets Corp., as U.S. agent. As part of the ATM Program, during the three and nine months ended December 31, 2024, the Company sold 22,713,177 and 39,519,029 common shares, respectively, for gross proceeds of $117,513 and $255,989, respectively. Refer to Note 30 for additional information on common shares sold after December 31, 2024 as part of the ATM Program.

For the three and nine months ended December 31, 2023, the Company issued nil and 2,292,947 common shares, respectively, for aggregate gross proceeds of $nil and $33,745, respectively, relating to the private placement unit offering completed by the Company pursuant to the terms of the subscription agreements entered into between the Company and certain institutional investors on September 18, 2023.

(ii) Other issuances of common shares and share capital transactions

During the nine months ended December 31, 2024, the Company had the following other issuances and share capital transactions:

	Number of common shares	Share capital	Share and warrant reserve
Settlement of Acreage Acquisition	12,559,230	$63,915	$11,939
Other issuances and share issue costs	-	(6,567)	-
Total	12,559,230	$57,348	$11,939

During the nine months ended December 31, 2023, the Company had the following other issuances and share capital transactions:

	Number of common shares	Share capital	Share based reserve
Settlement of convertible debentures	8,445,894	$108,055	$-
Settlement of Canopy Notes	11,477,366	57,084	-
Settlement of debentures	7,341,818	87,754	-
Other issuances and share issue costs	6,165	(317)	(80)
Total	27,271,243	$252,576	$(80)

(iii) Warrants

	Number of whole warrants	Average exercise price	Warrant value
Balance outstanding at March 31, 2024	10,451,457	$9.12	$2,610,519
Issuance of warrants	4,548,088	13.31	13,525
Issuance of replacement warrants resulting from the Acreage Acquisition	1,845,843	10.72	7,111
Exercise of warrants	(1,279,660)	6.60	(3,018)
Balance outstanding at December 31, 2024	15,565,728	$11.09	$2,628,137

	Number of whole warrants	Average exercise price	Warrant value
Balance outstanding at March 31, 2023[1]	12,819,305	$580.40	$2,581,788
Issuance of warrants from private placement	2,292,947	18.33	8,977
Expiry of Warrants	(12,692,731)	583.62	-
Balance outstanding at December 31, 2023[1]	2,419,521	$30.34	$2,590,765

1 This balance excludes warrants previously issued by the Company to CBG (as defined below) which were exercisable to acquire 1,281,815 common shares at an exercise price equal to the 5-day volume-weighted average price of the Company common shares immediately prior to exercise (the “Tranche C Warrants”). The Tranche C Warrants represent a derivative liability and have nominal value. As of November 1, 2023, the Tranche C Warrants are considered expired in accordance with their terms.

(iv) Issuances of exchangeable shares

On April 18, 2024, Greenstar and CBG Holdings LLC (“CBG”), indirect, wholly-owned subsidiaries of CBI exchanged all 17,149,925 Canopy Growth common shares they collectively held for 17,149,925 Exchangeable Shares for no consideration. In addition, an additional 9,111,549 Exchangeable Shares were issued to Greenstar as part of the Note Exchange. The Exchangeable Shares are convertible at any time, at the option of the holder, into Canopy Growth common shares on a one for one basis. See Note 17 for additional details relating to the Note Exchange.

20. SHARE-BASED COMPENSATION

CANOPY GROWTH CORPORATION SHARE-BASED COMPENSATION PLAN

On September 25, 2023, the Company's shareholders approved a new Omnibus Equity Incentive Plan (the “Omnibus Equity Incentive Plan”) pursuant to which the Company can issue share-based long-term incentives. The Omnibus Equity Incentive Plan replaces the Company’s previous equity incentive plan, which was originally approved by the Company’s shareholders on July 30, 2018 (the “Previous Equity Incentive Plan”, together with the Omnibus Equity Incentive Plan, the “Incentive Plans”). The approval of the Omnibus Equity Incentive Plan and replacement of the Previous Equity Incentive Plan are detailed in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on August 9, 2023.

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

The maximum number of common shares reserved for issuance upon the exercise or vesting, as applicable, of Awards granted pursuant to the Incentive Plans is 12,915,301 as at December 31, 2024. As of December 31, 2024, the only Awards issued have been Options, RSUs and performance share units (“PSUs”) under the Previous Equity Incentive Plan, and Options and RSUs under the Omnibus Equity Incentive Plan.

The Omnibus Equity Incentive Plan is administered by the Corporate Governance, Compensation and Nominating Committee of the Board, which establishes in its discretion, among other things, exercise prices, at not less than the Fair Market Value (as defined in the Omnibus Equity Incentive Plan) at the date of grant, vesting terms and expiry dates (set at up to ten years from issuance) for Awards, subject to the limits contained in the Omnibus Equity Incentive Plan.

The following is a summary of the changes in the Options outstanding during the nine months ended December 31, 2024:

	Options issued	Weighted average exercise price
Balance outstanding at March 31, 2024	2,883,922	$70.01
Options granted	765,107	10.37
Replacement options issued resulting from the Acreage Acquisition	93,383	85.67
Options exercised	(18,621)	6.05
Options expired/forfeited	(243,483)	226.05
Balance outstanding at December 31, 2024	3,480,308	$37.84

The following is a summary of the Options outstanding as at December 31, 2024:

	Options Outstanding		Options Exercisable
		Weighted Average		Weighted Average
		Remaining		Remaining
	Outstanding at	Contractual Life	Exercisable at	Contractual Life
Range of Exercise Prices	December 31, 2024	(years)	December 31, 2024	(years)
$0.60 - $7.50	2,030,678	4.50	668,981	4.50
$7.51 - $56.10	1,040,200	4.96	183,390	3.64
$56.11 - $585.10	409,430	1.08	301,556	1.16
	3,480,308	4.32	1,153,927	3.69

1 Prior period Options and exercise price amounts have been retrospectively adjusted to reflect the Share Consolidation, which became effective on December 15, 2023. See Note 2 for details.

At December 31, 2024, the weighted average exercise price of the Options outstanding and Options exercisable was $37.84 and $75.56, respectively (March 31, 2024 – $70.01 and $312.68, respectively).

The Company recorded $3,262 and $9,484 in share-based compensation expense related to Options issued to employees and contractors for the three and nine months ended December 31, 2024, respectively (three and nine months ended December 31, 2023 – $2,671 and $7,637, respectively). The share-based compensation expense for the nine months ended December 31, 2024, includes an amount related to 107,874 Options being provided in exchange for services which are subject to performance conditions (for the nine months ended December 31, 2023 – 107,874).

The Company uses the Black-Scholes option pricing model to establish the fair value of Options granted during the three months ended December 31, 2024 and 2023, on their measurement date by applying the following assumptions:

	December 31,	December 31,
	2024	2023
Risk-free interest rate	-	3.95%
Expected life of options (years)	-	3 - 5
Expected volatility	-	101%
Expected forfeiture rate	-	21%
Expected dividend yield	-	nil
Black-Scholes value of each Option	-	$5.33

Volatility was estimated by using the historical volatility of the Company. The expected life in years represents the period of time that Options granted are expected to be outstanding. The risk-free rate was based on zero coupon Canada government bonds with a remaining term equal to the expected life of the Options.

For the three and nine months ended December 31, 2024, the Company recorded $1,897 and $5,047, respectively, in share-based compensation expense related to RSUs and PSUs (for the three and nine months ended December 31, 2023 – $1,022 and $2,490, respectively).

The following is a summary of the changes in the Company’s RSUs and PSUs during the nine months ended December 31, 2024:

Number of RSUs and PSUs
Balance outstanding at March 31, 2024	1,272,299
RSUs and PSUs granted	720,873
Replacement RSUs issued resulting from the Acreage Acquisition	6,627
RSUs and PSUs released	(433,268)
RSUs and PSUs cancelled and forfeited	(130,257)
Balance outstanding at December 31, 2024	1,436,274

21. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income includes the following components:

	Foreign currency translation adjustments	Changes of own credit risk of financial liabilities	Accumulated other comprehensive income (loss)
As at March 31, 2024	$(31,178)	$15,127	$(16,051)
Disposal and liquidation of consolidated entities	18,593	-	18,593
Extinguishment of promissory note and issuance of exchangeable shares	-	(15,127)	(15,127)
Other comprehensive income	3,586	-	3,586
As at December 31, 2024	$(8,999)	$-	$(8,999)

	Foreign currency translation adjustments	Changes of own credit risk of financial liabilities	Accumulated other comprehensive income (loss)
As at March 31, 2023	$(30,261)	$16,401	$(13,860)
Settlement of unsecured senior notes, net of deferred income tax	-	11,060	11,060
Other comprehensive income (loss)	575	(13,824)	(13,249)
As at December 31, 2023	$(29,686)	$13,637	$(16,049)

22. NONCONTROLLING INTERESTS

The net change in the noncontrolling interests is as follows:

	Other	Total
As at March 31, 2024	$139	$139
Comprehensive income (loss)	-	-
Canopy USA Transaction	(139)	(139)
As at December 31, 2024	$-	$-

	BioSteel	Other	Total
As at March 31, 2023	$1,447	$140	$1,587
Comprehensive loss	(18,526)	-	(18,526)
Net loss attributable to redeemable noncontrolling interest	18,526	-	18,526
Share-based compensation	148	-	148
Ownership changes	(1,595)	(1)	(1,596)
As at December 31, 2023	$-	$139	$139

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

The following table represents the Company's financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair value measurement using
	Quoted	Significant
	prices in	other	Significant
	active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2024
Assets:
Short-term investments	$16,435	$-	$-	$16,435
Restricted short-term investments	7,108	-	-	7,108
Equity method investments	-	-	49,834	49,834
Other financial assets	46	-	318,051	318,097

March 31, 2024
Assets:
Short-term investments	$33,161	$-	$-	$33,161
Restricted short-term investments	7,310	-	-	7,310
Other financial assets	2,957	-	426,306	429,263
Liabilities:
Long-term debt	-	-	89,224	89,224
Other liabilities	-	-	18,983	18,983

The following table summarizes the valuation techniques and significant unobservable inputs in the fair value measurement of significant level 3 financial instruments:

Financial asset / financial liability	Valuation techniques	Significant unobservable inputs	Relationship of unobservable inputs to fair value
Canopy USA Equity Method Investment	Asset based approach	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
		Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
		Expected future cash flows	Increase or decrease in expected future cash flows will result in an increase or decrease in fair value
		Volatility of Wana and Jetty equity	Increase or decrease in volatility will result in an increase or decrease in fair value
Elevate Loan Receivable	Lesser of discounted cash flow and debtor net assets	Equity value of Canopy USA	Increase or decrease in equity value will result in an increase or decrease in fair value
Acreage Debt	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value

24. REVENUE

Revenue is disaggregated as follows:

	Three months ended		Nine months ended
	December 31,	December 31,	December 31,	December 31,
	2024	2023	2024	2023
Canada cannabis
Canadian adult-use cannabis[1]	$21,153	$23,490	$58,424	$71,848
Canadian medical cannabis[2]	19,575	16,894	57,059	48,695
	$40,728	$40,384	$115,483	$120,543

International markets cannabis	$12,024	$10,527	$32,166	$29,666
Storz & Bickel	$22,009	$18,453	$56,315	$48,517
This Works	$-	$8,165	$-	$21,256
Other	-	976	-	4,376

Net revenue	$74,761	$78,505	$203,964	$224,358

1Canadian adult-use net revenue during the three and nine months ended December 31, 2024 reflects excise taxes of $9,335 and $25,755, respectively (three and nine months ended December 31, 2023 – $9,741 and $31,596, respectively).

2Canadian medical cannabis net revenue for the three and nine months ended December 31, 2024 reflects excise taxes of $2,148 and $6,266, respectively (three and nine months ended December 31, 2023 – $1,815 and $4,827, respectively).

The Company recognizes variable consideration related to estimated future product returns and price adjustments as a reduction of the transaction price at the time revenue for the corresponding product sale is recognized. Net revenue reflects actual returns and variable consideration related to estimated returns and price adjustments in the amount of $986 and $3,486 for the three and nine months ended December 31, 2024, respectively (three and nine months ended December 31, 2023 – $1,430 and $2,937, respectively). As of December 31, 2024, the liability for estimated returns and price adjustments was $2,727 (March 31, 2024 – $4,169).

25. OTHER INCOME (EXPENSE), NET

Other income (expense), net is disaggregated as follows:

	Three months ended		Nine months ended
	December 31,	December 31,	December 31,	December 31,
	2024	2023	2024	2023
Fair value changes on Canopy USA related assets[1,2]	$(76,251)	$(148,734)	$(209,643)	$(164,985)
Fair value changes on other financial assets	(50)	2,062	(2,915)	1,125
Fair value changes on debt	-	(5,400)	-	(30,614)
Fair value changes on acquisition related contingent consideration and other	-	8,629	(33,472)	19,146
Gain (charges) related to settlement of debt	-	(571)	22,439	(13,124)
Interest income	1,941	2,548	6,415	13,833
Interest expense	(16,766)	(24,623)	(59,187)	(84,223)
Foreign currency gain (loss)	723	(4,069)	1,430	529
Other income (expense), net	(7,355)	(879)	(2,019)	5,043
	$(97,758)	$(171,037)	$(276,952)	$(253,270)

1 Included in fair value changes on Canopy USA assets are fair value changes on other financial assets of $64,143 and $20,389 for the three and nine months ended December 31, 2024, respectively ($(148,734) and $(164,985) for the three and nine months ended December 31, 2023, respectively).

2 Included in fair value changes on Canopy USA assets are fair value changes on equity method investments of $(140,394) and $(230,032) for the three and nine months ended December 31, 2024, respectively ($nil and $nil for the three and nine months ended December 31, 2023, respectively).

26. INCOME TAXES

There have been no material changes to income tax matters in connection with normal course operations during the nine months ended December 31, 2024.

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

27. ACREAGE ARRANGEMENT

On December 9, 2024, Canopy USA completed the Acreage Acquisition and now owns 100% of the issued and outstanding shares of Acreage. In connection with: (i) the Existing Acreage Arrangement Agreement and the amended and restated plan of arrangement (the “Acreage Amended Arrangement”) implemented by Canopy Growth and Acreage on September 23, 2020 in connection with the Existing Acreage Arrangement Agreement; and (ii) the Floating Share Arrangement Agreement, Canopy USA acquired all of the issued and outstanding Floating Shares of Acreage on the terms and conditions set forth in Floating Share Arrangement. Immediately following the implementation of the Floating Share Arrangement, Canopy USA completed the Fixed Share Acquisition. In aggregate, Canopy Growth issued 5,888,291 common shares to former shareholders of Acreage.

Pursuant to the Floating Share Arrangement, (i) each outstanding stock option to acquire Floating Shares was exchanged for a replacement option exercisable for Canopy Growth common shares, with the number of underlying Canopy Growth common shares and exercise price of such options adjusted by the Floating Share Exchange Ratio; (ii) each outstanding warrant to acquire Floating Shares was exchanged for a replacement warrant to acquire Canopy Growth common shares, with the number of underlying Canopy Growth common shares and exercise price of such warrants adjusted by the Floating Share Exchange Ratio; and (iii) each outstanding restricted share unit, performance share and performance unit, as applicable, that vested into Floating Shares was exchanged for a replacement restricted share unit, performance share or performance unit, as applicable, that vests into Canopy Growth common shares, with the number of underlying Canopy Growth common shares adjusted by the Floating Share Exchange Ratio.

In connection with the Fixed Share Acquisition, (i) each outstanding stock option to acquire Fixed Shares was exchanged for a replacement option exercisable for Canopy Growth common shares, with the number of underlying Canopy Growth common shares and exercise price of such options adjusted by the Fixed Share Exchange Ratio; (ii) each outstanding warrant to acquire Fixed Shares was exchanged for a replacement warrant to acquire Canopy Growth common shares, with the number of underlying Canopy Growth common shares and exercise price of such warrants adjusted by the Fixed Share Exchange Ratio; and (iii) each restricted share unit and performance share unit, as applicable, that vested into Fixed Shares was exchanged for a replacement restricted share unit or performance share unit, as applicable, that vests into Canopy Growth common shares, with the number of underlying Canopy Growth common shares adjusted by the Fixed Share Exchange Ratio.

See Note 3 for information regarding the Reorganization. In connection with the Reorganization and the Floating Share Arrangement Agreement, Canopy Growth irrevocably waived the Acreage Floating Option. Following the implementation of the Reorganization, Canopy USA, holds certain U.S. cannabis investments previously held by the Company, which enabled Canopy USA to consummate the acquisition of Acreage. See Note 3 for more details related to the Acreage Acquisition.

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

For the three months ended December 31, 2024 there have been no material changes with respect to provisions relating to legal proceedings for the Company.

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

	Three months ended		Nine months ended
	December 31,	December 31,	December 31,	December 31,
	2024	2023	2024	2023
Segmented net revenue
Canada cannabis	$40,728	$40,384	$115,483	$120,543
International markets cannabis	12,024	10,527	32,166	29,666
Storz & Bickel	22,009	18,453	56,315	48,517
This Works	-	8,165	-	21,256
Other	-	976	-	4,376
	$74,761	$78,505	$203,964	$224,358
Segmented gross margin:
Canada cannabis	$10,181	$11,306	$34,225	$25,340
International markets cannabis	4,932	4,192	13,297	10,364
Storz & Bickel	8,985	9,449	21,445	21,074
This Works	-	4,253	-	10,534
Other	-	(974)	-	(1,898)
	24,098	28,226	68,967	65,414
Selling, general and administrative expenses	41,476	54,436	131,174	174,810
Share-based compensation	5,159	3,693	14,531	10,127
Loss on asset impairment and restructuring	1,285	30,413	22,135	2,452
Operating loss from continuing operations	(23,822)	(60,316)	(98,873)	(121,975)
Other income (expense), net	(97,758)	(171,037)	(276,952)	(253,270)
Loss from continuing operations before incomes taxes	$(121,580)	$(231,353)	$(375,825)	$(375,245)

Asset information by segment is not provided to, or reviewed by, the Company’s CODM as it is not used to make strategic decisions, allocate resources, or assess performance.

Entity-wide disclosures

Disaggregation of net revenue by geographic area:

	Three months ended		Nine months ended
	December 31,	December 31,	December 31,	December 31,
	2024	2023	2024	2023
Canada	$40,728	$41,024	$115,483	$123,724
Germany	17,735	13,460	47,455	35,287
United States	11,560	10,334	27,515	28,102
Other	4,738	13,687	13,511	37,245
	$74,761	$78,505	$203,964	$224,358

Disaggregation of property, plant and equipment by geographic area:

	December 31,	March 31,
	2024	2024
Canada	$247,414	$266,086
Germany	51,030	50,527
Other	1,160	3,490
	$299,604	$320,103

For the three months ended December 31, 2024, one customer represented more than 10% of the Company’s net revenue (three months ended December 31, 2023 – one).

For the nine months ended December 31, 2024, one customer represented more than 10% of the Company's net revenue (nine months ended December 31, 2023 – one).

30. SUBSEQUENT EVENTS

ATM Program

Since December 31, 2024, the Company sold an additional 17,896,019 common shares under the ATM Program for gross proceeds of $58,902.

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

•
Part 2 - Results of Operations. This section provides an analysis of our results of operations for the third quarter of fiscal 2025 in comparison to the third quarter of fiscal 2024, and for the nine months ended December 31, 2024 in comparison to the nine months ended December 31, 2023.

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

Forward-looking statements include, but are not limited to, statements with respect to:

•
laws and regulations and any amendments thereto applicable to our business and the impact thereof, including uncertainty regarding the application of U.S. state and federal law to cannabis and hemp (including CBD) products and the scope of any regulations by the U.S. Food and Drug Administration, the U.S. Drug Enforcement Administration, the U.S. Federal Trade Commission, the U.S. Patent and Trademark Office, the U.S. Department of Agriculture and any state equivalent regulatory agencies over cannabis and hemp (including CBD) products;
•
expectations regarding the amount or frequency of impairment losses, including as a result of the write-down of intangible assets, including goodwill;
•
our ability to refinance debt as and when required on terms favorable to us and comply with covenants contained in our debt facilities and debt instruments;
•
the impacts of the Company’s strategy to accelerate entry into the U.S. cannabis market through the creation of Canopy USA, LLC (“Canopy USA”);
•
expectations for Canopy USA to capitalize on the opportunity for growth in the United States cannabis sector and the anticipated benefits of such strategy;
•
the timing and occurrence of the final tranche closing in connection with the acquisition of Jetty (as defined below) pursuant to the exercise of the Jetty Options (as defined below);
•
the issuance of additional common shares of the Company (each whole share, a “Canopy Share” or a “Share”) to satisfy any deferred and/or option exercise payments to the shareholders of Wana (as defined below) and Jetty and the issuance of additional Non-Voting Shares (as defined below) issuable to Canopy Growth from Canopy USA in consideration thereof;

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
•
expectations regarding the potential success of, and the costs and benefits associated with, our acquisitions, equity investments and dispositions;
•
the grant, renewal and impact of any license or supplemental license to conduct activities with cannabis or any amendments thereof;
•
our international activities, including required regulatory approvals and licensing, anticipated costs and timing, and expected impact;
•
our ability to successfully create and launch brands and further create, launch and scale products in jurisdictions where such products are legal and that we currently operate in;
•
the benefits, viability, safety, efficacy, dosing and social acceptance of cannabis, including CBD and other cannabinoids;
•
our ability to continue as a going concern;
•
our ability to maintain effective internal control over financial reporting;
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
•
our ability to comply with the listing requirements of the Nasdaq Stock Market LLC (“Nasdaq”) and the Toronto Stock Exchange (“TSX”); and
•
expectations on price changes for products in cannabis markets.

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

By their nature, forward-looking statements are subject to inherent risks and uncertainties that may be general or specific and which give rise to the possibility that expectations, forecasts, predictions, projections or conclusions will not prove to be accurate, that assumptions may not be correct and that objectives, strategic goals and priorities will not be achieved. A variety of factors, including known and unknown risks, many of which are beyond our control, could cause actual results to differ materially from the forward-looking statements in this Quarterly Report and other reports we file with, or furnish to, the Securities and Exchange Commission (the “SEC”) and other regulatory agencies and made by our directors, officers, other employees and other persons authorized to speak on our behalf. Such factors include, without limitation, our limited operating history; our ability to continue as a going concern; risks that we may be required to write down intangible assets, including goodwill, due to impairment; the adequacy of our capital resources and liquidity, including but not limited to, availability of sufficient cash flow to execute our business plan (either within the expected timeframe or at all); our ability to maintain an effective system of internal control; the diversion of management time on matters related to Canopy USA; the risks that the Trust’s future ownership interest in Canopy USA is not quantifiable, and the Trust may have significant ownership and influence over Canopy USA; the risks related to the financial statements of Acreage Holdings, Inc. (“Acreage”) expressing doubt about its ability to continue as a going concern; the risks in the event that Acreage cannot satisfy its debt obligations as they become due; volatility in and/or degradation of general economic, market, industry or business conditions; risks relating to the overall macroeconomic environment, which may impact customer spending, our costs and our margins, including tariffs (and related retaliatory measures), the levels of inflation, and interest rates; risks relating to our current and future operations in emerging markets; compliance with applicable environmental, economic, health and safety, energy and other policies and regulations and in particular health concerns with respect to vaping and the use of cannabis products in vaping devices; risks and uncertainty regarding future product development; changes in regulatory requirements in relation to our business and products; our reliance on licenses issued by and contractual arrangements with various federal, state and provincial governmental authorities; inherent uncertainty associated with projections; future levels of revenues and the impact of increasing levels of competition; third-party manufacturing risks; third-party transportation risks; our exposure to risks related to an agricultural business, including wholesale price volatility and variable product quality; changes in laws, regulations and guidelines and our compliance with such laws, regulations and guidelines; risks relating to inventory write downs; risks relating to our ability to refinance debt as and when required on terms favorable to us and to comply with covenants contained in our debt facilities and debt instruments; risks associated with jointly owned investments; our ability to manage disruptions in credit markets or changes to our credit ratings; the success or timing of completion of ongoing or anticipated capital or maintenance projects; risks related to the integration of acquired businesses; the timing and manner of the legalization of cannabis in the United States; business strategies, growth opportunities and expected investment; counterparty risks and liquidity risks that may impact our ability to obtain loans and other credit facilities on favorable terms; the potential effects of judicial, regulatory or other proceedings, litigation or threatened litigation or proceedings, or reviews or investigations, on our business, financial condition, results of operations and cash flows; risks associated with divestment and restructuring; the anticipated effects of actions of third parties such as competitors, activist investors or federal, state, provincial, territorial or local regulatory authorities, self-regulatory organizations, plaintiffs in litigation or persons threatening litigation; consumer demand for cannabis and hemp products; the implementation and effectiveness of key personnel changes; risks related to stock exchange restrictions; risks related to the protection and enforcement of our intellectual property rights; the risks related to our exchangeable shares (the “Exchangeable Shares”) having different rights from our common shares and there may never be a trading market for the Exchangeable Shares; future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses; and the factors discussed under the heading “Risk Factors” in the Annual Report and in Item 1A of Part II of this Quarterly Report. Readers are cautioned to consider these and other factors, uncertainties and potential events carefully and not to put undue reliance on forward-looking statements.

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

Our Canopy Medical, Spectrum Therapeutics and Tweed brands serve the medical market in Europe and Australia. Our European medical cannabis business operates in accordance with the specific regulatory framework in place in the relevant jurisdictions, including supplying EU GMP compliant pharmaceutical products. In Australia, Spectrum Therapeutics and Tweed continue to support Australian medical patients through imported products.

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

In connection with the Reorganization Amendments, on May 19, 2023, Canopy USA and Huneeus 2017 Irrevocable Trust (the “Trust”) entered into a share purchase agreement (the “Trust SPA”), which sets out the terms of the Trust’s investment in Canopy USA in the aggregate amount of up to US$20 million (the “Trust Transaction”). Agustin Huneeus, Jr. is the trustee of the Trust and is an affiliate of a shareholder of Jetty. Pursuant to the terms of the Trust SPA, the Trust was entitled, subject to certain terms and conditions contained in the Trust SPA, to be issued Canopy USA Common Shares in two tranches with an aggregate value of up to US$10 million along with warrants of Canopy USA to acquire additional Canopy USA Common Shares. In addition, subject to the terms of the Trust SPA, the Trust has also been granted options to acquire additional Voting Shares (as defined in the A&R LLC Agreement) with a value of up to an additional US$10 million and one such additional option includes the issuance of additional warrants of Canopy USA. On April 26, 2024, Canopy USA completed the first tranche closing of the Trust Transaction in accordance with the Trust SPA and pursuant to the Trust SPA, the timeline to complete the second tranche closing has lapsed. As of February 6, 2025, the Trust holds an aggregate 28,571,429 Canopy USA Common Shares and warrants to acquire up to 85,714,284 Voting Shares expiring on April 26, 2031.

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

On November 3, 2023, the Company received a letter from the staff of the SEC (the “Staff”) in which the Staff indicated that, despite the Reorganization Amendments, it would object to the deconsolidation of the financial results of Canopy USA from the Company's financial statements in accordance with U.S. GAAP once Canopy USA acquires Wana, Jetty or the Fixed Shares (as defined below) of Acreage. The Company subsequently had discussions with the Office of Chief Accountant of the SEC (the “OCA”) and determined to make certain additional amendments to the structure of Canopy USA (the “Additional Reorganization Amendments”) to facilitate the deconsolidation of Canopy USA from the financial results of Canopy Growth in accordance with U.S. GAAP upon Canopy USA’s acquisition of Wana, Jetty or Acreage. In connection with the Additional Reorganization Amendments, Canopy USA and its members entered into a second amended and restated limited liability company agreement (the “Second A&R LLC Agreement”). In accordance with the terms of the Second A&R LLC Agreement, the terms of the Non-Voting Shares have been amended such that the Non-Voting Shares are only convertible into Canopy USA Class B Shares following the date that the NASDAQ Stock Market or The New York Stock Exchange permit the listing of companies that consolidate the financial statements of companies that cultivate, distribute or possess marijuana (as defined in 21 U.S.C 802) in the United States (the “Stock Exchange Permissibility Date”). Based on the Company’s discussions with the OCA, upon effectuating the Additional Reorganization Amendments, the Company believes that the Staff would not object to the deconsolidation of the financial results of Canopy USA from the Company’s financial statements in accordance with U.S. GAAP.

Following the Reorganization, Reorganization Amendments and Additional Reorganization Amendments, on May 6, 2024, Canopy USA exercised the options (the “Wana Options”) to acquire Mountain High Products, LLC, Wana Wellness, LLC and The Cima Group, LLC (collectively, “Wana”), a leading cannabis edibles brand in North America, and subsequently closed the transactions to acquire Wana Wellness, LLC and The Cima Group, LLC. On October 8, 2024, Canopy USA closed the acquisition of Mountain High Products, LLC. In addition, Canopy USA exercised the options (the “Jetty Options”) to acquire Lemurian, Inc. (“Jetty”) a California-based producer of high-quality cannabis extracts and pioneer of clean vape technology and subsequently completed the first tranche closing to acquire Jetty. On June 4, 2024, the option to acquire the issued and outstanding Class E subordinate voting shares (the “Fixed Shares”) of Acreage, a leading vertically-integrated multi-state cannabis operator, with its main operations in densely populated states across the Northeast U.S., including New Jersey and New York (the “Acreage Option”) was exercised and on December 9, 2024, Canopy USA completed the acquisition of all of the issued and outstanding Fixed Shares and Class D subordinate voting shares (the “Floating Shares”) of Acreage (the “Acreage Acquisition”). Canopy USA also holds direct and indirect interests in the capital of TerrAscend Corp. (“TerrAscend”), a leading North American cannabis operator with vertically integrated operations and a presence in Pennsylvania, New Jersey, Michigan and California as well as licensed cultivation and processing operations in Maryland.

Canopy USA currently holds an ownership interest in the following assets, among others:

•
Wana – 100% of the membership interests of Wana Wellness, LLC, The Cima Group, LLC, and Mountain High Products, LLC.
•
Jetty – approximately 77% of the shares of Jetty.
•
Acreage – 100% of the issued and outstanding shares of Acreage.
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

As of February 6, 2025, the Trust holds 28,571,429 Canopy USA Common Shares, the shareholders of Wana collectively hold 60,955,929 Canopy USA Common Shares and a wholly-owned subsidiary of the Company holds all of the issued and outstanding Non-Voting Shares in the capital of Canopy USA, representing approximately 84.4% of the issued and outstanding shares in Canopy USA on an as-converted basis.

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

Upon Canopy USA completing the Acreage Acquisition, Canopy Growth received additional Non-Voting Shares from Canopy USA in consideration for the issuance of common shares of the Company that shareholders of Acreage received in accordance with the terms of the Existing Acreage Arrangement Agreement (as defined below) and the Floating Share Arrangement Agreement (as defined below).

Until such time as Canopy Growth converts the Non-Voting Shares into Canopy USA Class B Shares following the Stock Exchange Permissibility Date, Canopy Growth will have no economic or voting interest in Canopy USA, Wana, Jetty, TerrAscend, or Acreage. Canopy USA, Wana, Jetty, TerrAscend, and Acreage will continue to operate independently of Canopy Growth.

Acreage Agreements

On October 24, 2022, Canopy Growth entered into an arrangement agreement with Canopy USA and Acreage, as amended (the “Floating Share Arrangement Agreement”), pursuant to which Canopy USA acquired all of the issued and outstanding Floating Shares by way of a court-approved plan of arrangement (the “Floating Share Arrangement”) in exchange for 0.045 of a Company common share for each Floating Share held. In connection with the Floating Share Arrangement Agreement, Canopy Growth irrevocably waived the right to acquire all of the issued and outstanding Floating Shares existing under the Existing Acreage Arrangement Agreement.

On October 24, 2022, the Company and Canopy USA entered into a third amendment to tax receivable agreement (the “Amended TRA”) with, among others, certain current or former unitholders (the “Holders”) of High Street Capital Partners, LLC, a subsidiary of Acreage (“HSCP”), pursuant to HSCP’s amended tax receivable agreement (the “TRA”) and related tax receivable bonus plans with Acreage. Pursuant to the Amended TRA, the Company, on behalf of Canopy USA, agreed to issue common shares of the Company with a value of US$30.4 million to certain Holders as consideration for the assignment of such Holder’s rights under the TRA to Canopy USA. As a result of the Amended TRA, Canopy USA is the sole member and beneficiary under the TRA. In connection with the foregoing, the Company issued: (i) 564,893 common shares with a value of $20.6 million (US$15.2 million) to certain Holders on November 4, 2022 as the first installment under the Amended TRA; and (ii) 710,208 common shares with a value of $20.6 million (US$15.2 million) to certain Holders on March 17, 2023, as the second installment under the Amended TRA. In connection with the Acreage Acquisition, the Company, on behalf of Canopy USA, issued 5,118,426 common shares of the Company to an eligible participant pursuant to HSCP’s existing tax receivable bonus plans.

In addition to shareholder and court approvals, completion of the Floating Share Arrangement was subject to applicable regulatory approvals including, but not limited to, TSX approval and the satisfaction of certain other closing conditions, including the conditions set forth in the amended and restated plan of arrangement (the “Acreage Amended Arrangement”) implemented by Canopy Growth and Acreage on September 23, 2020 in connection with the Existing Acreage Arrangement Agreement. The Floating Share

Arrangement received the requisite approval from the holders of Floating Shares at the special meeting of Acreage shareholders held on March 15, 2023 and on March 20, 2023 Acreage obtained a final order from the Supreme Court of British Columbia approving the Floating Share Arrangement. The Floating Share Arrangement was implemented on December 9, 2024 in connection with the closing of the Acreage Acquisition.

On June 4, 2024, the Acreage Option was exercised in accordance with the terms of the arrangement agreement dated April 18, 2019, as amended on May 15, 2019, September 23, 2020 and November 17, 2020 (the “Existing Acreage Arrangement Agreement”), with such exercise being completed in advance of the Exercise Outside Date (as defined in the Floating Share Arrangement Agreement). Concurrently with the closing of the acquisition of the Fixed Shares pursuant to the exercise of the Acreage Option, on December 9, 2024, the Fixed Shares were issued to Canopy USA upon closing of the Acreage Acquisition. Accordingly, Canopy Growth does not hold any Fixed Shares or Floating Shares. The acquisition of the Floating Shares pursuant to the Floating Share Arrangement occurred immediately prior to the acquisition of the Fixed Shares pursuant to the Existing Acreage Arrangement Agreement such that 100% of the issued and outstanding shares of Acreage are owned by Canopy USA. For additional details, see “Acreage Acquisition” below.

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

The Optionor subsequently transferred approximately US$2.2 million of the Acquired Debt to the other Lender (the “Rolling Lender”) and entered into a series of agreements with the Rolling Lender and Acreage, among others, including an amended and restated credit agreement (the “First ARCA”), which provided for, among other things, the Acquired Debt, certain interest payments to be paid-in-kind, revisions to certain financial covenants and, following certain events, an extension to the maturity date.

On September 13, 2024, the Optionor entered into a series of transactions with, among others, Acreage, the Rolling Lender and an arm’s length third-party lender (the “Other Lender”). Pursuant to such transactions, all of Acreage’s indebtedness held by the Rolling Lender was acquired by the Other Lender. Following the acquisition by the Other Lender, the Optionor, the Other Lender and Acreage, among others, amended and restated the First ARCA pursuant to a second amended and restated credit agreement dated as of September 13, 2024 (the “Second ARCA”). Pursuant to the Second ARCA and an agreement among lenders entered into on September 13, 2024 between, among others, the Optionor and the Other Lender, all interest owing to the Optionor under the Second ARCA is, subject to the consent of the Other Lender, to be paid-in-kind and not in cash. Under the Second ARCA, as of September 13, 2024, the Optionor was owed an aggregate principal amount equal to approximately US$102 million which is subordinate to approximately US$65 million owed to the Other Lender.

As of December 31, 2024, the aggregate principal amount owing to the Optionor was approximately US$106 million and the aggregate principal amount owing to the Other Lender was approximately US$65 million.

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

Deconsolidation of Canopy USA

As of April 30, 2024, as a result of the series of transactions related to the Additional Reorganization Amendments described above, Canopy Growth has deconsolidated the financial results of Canopy USA and has a non-controlling interest in Canopy USA as of such date. The deconsolidation of Canopy USA occurred after completion of the following structural amendments: (i) execution of the Second A&R LLC Agreement, (ii) execution of the Second A&R Protection Agreement and (iii) completion of the initial tranche closing of the Trust Transaction, which included the election of a third member to the Canopy USA Board such that the Canopy USA Board is comprised of an appointee from the Trust, Ms. Whiteman, and the Company.

Canopy Growth's deconsolidation of Canopy USA resulted in recognition of an equity method investment and a loan receivable recorded at fair value.

Acreage Acquisition

On December 9, 2024, Canopy USA completed the Acreage Acquisition and now owns 100% of the issued and outstanding shares of Acreage. In connection with: (i) the Existing Acreage Arrangement Agreement and the Acreage Amended Arrangement; and (ii) the Floating Share Arrangement Agreement, Canopy USA acquired all of the issued and outstanding Floating Shares of Acreage on the terms and conditions set forth in Floating Share Arrangement. Immediately following the implementation of the Floating Share Arrangement, Canopy USA acquired all of the issued and outstanding Fixed Shares of Acreage (the “Fixed Share Acquisition”).

In accordance with the Floating Share Arrangement, registered holders of Floating Shares received 0.045 of a common share of Canopy Growth for each Floating Share (the “Floating Share Exchange Ratio”). In connection with the Fixed Share Acquisition, each of the outstanding Fixed Shares was exchanged for 0.00000000617 of a common share of Canopy Growth for each Fixed Share, as adjusted pursuant to the terms and conditions set forth in the Existing Acreage Arrangement Agreement (the “Fixed Share Exchange Ratio”). In aggregate, Canopy Growth issued 5,888,291 common shares to former shareholders of Acreage.

Pursuant to the Floating Share Arrangement, (i) each outstanding stock option to acquire Floating Shares was exchanged for a replacement option exercisable for Canopy Growth common shares, with the number of underlying Canopy Growth common shares and exercise price of such options adjusted by the Floating Share Exchange Ratio; (ii) each outstanding warrant to acquire Floating Shares was exchanged for a replacement warrant to acquire Canopy Growth common shares, with the number of underlying Canopy Growth common shares and exercise price of such warrants adjusted by the Floating Share Exchange Ratio; and (iii) each outstanding restricted share unit, performance share and performance unit, as applicable, that vested into Floating Shares was exchanged for a replacement restricted share unit, performance share or performance unit, as applicable, that vests into Canopy Growth common shares, with the number of underlying Canopy Growth common shares adjusted by the Floating Share Exchange Ratio.

In connection with the Fixed Share Acquisition, (i) each outstanding stock option to acquire Fixed Shares was exchanged for a replacement option exercisable for Canopy Growth common shares, with the number of underlying Canopy Growth common shares and exercise price of such options adjusted by the Fixed Share Exchange Ratio; (ii) each outstanding warrant to acquire Fixed Shares was exchanged for a replacement warrant to acquire Canopy Growth common shares, with the number of underlying Canopy Growth common shares and exercise price of such warrants adjusted by the Fixed Share Exchange Ratio; and (iii) each restricted share unit and performance share unit, as applicable, that vested into Fixed Shares was exchanged for a replacement restricted share unit or performance share unit, as applicable, that vests into Canopy Growth common shares, with the number of underlying Canopy Growth common shares adjusted by the Fixed Share Exchange Ratio.

In addition, Canopy Growth: (i) issued 5,118,426 common shares of the Company to an eligible participant pursuant to HSCP’s existing tax receivable bonus plans; and (ii) 306,151 common shares of the Company were issuable in connection with Canopy USA’s acquisition of the minority interests of certain subsidiaries of Acreage, of which 236,960 common shares of the Company have been issued.

Immediately following the closing of the Acreage Acquisition, Canopy Growth issued an aggregate of 1,315,553 common shares and 1,197,658 common share purchase warrants to certain securityholders of Acreage in order to satisfy an outstanding liability. Each common share purchase warrant entitles the holder thereof to acquire one common share of Canopy Growth at an exercise price of US$3.66 until June 6, 2029.

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

On April 29, 2024 and June 28, 2024, the Company repurchased additional outstanding principal amounts under the Credit Facility (the “First Quarter 2025 Paydowns”). The First Quarter 2025 Paydowns resulted in an aggregate principal reduction of $11.2 million (US$8.2 million) for a cash payment of $11.2 million (US$8.2 million).

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

On September 27, 2024, the Company repurchased additional outstanding principal amounts under the Credit Facility (the “Second Quarter 2025 Paydown”). The Second Quarter 2025 Paydown resulted in an aggregate principal reduction of $1.1 million (US$0.9 million) for a cash payment of $1.1 million (US$0.9 million).

On October 16, 2024, the Company made an early prepayment under the Credit Facility in an aggregate principal amount equal to US$100.0 million of the principal amount outstanding thereunder at a discounted price of US$97.5 million (the “Third Quarter 2025 Paydown”). Pursuant to the Amending Agreement, the US$100.0 million prepayment of the Credit Facility was required to be made by December 31, 2024.

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

Canadian Federal Income Tax Proposals

Proposed amendments to the Income Tax Act (Canada) originally released on June 10, 2024 with revised proposals released on August 12, 2024 and September 23, 2024, (collectively the “Capital Gains Proposals”), would, if enacted, generally increase the capital gains inclusion rate from one-half to two-thirds for corporations and trusts, and from one-half to two-thirds for individuals on the portion of capital gains realized, including capital gains realized indirectly through a trust or partnership, in a taxation year that exceed $250,000. The Capital Gains Proposals further propose to adjust the value of capital losses realized in previous years so that two-thirds of capital losses realized prior to June 25, 2024 will be deductible against capital gains included in income at the two-thirds inclusion rate such that a capital loss will offset an equivalent capital gain regardless of the inclusion rate (additional adjustments would be required where the capital gains have been subjected to an effective inclusion rate of one-half rather than the basic inclusion rate of two-thirds). Revised alternative minimum tax rules were enacted on June 20, 2024, which may increase a shareholder’s liability for such tax. On January 31, 2025, the Department of Finance announced a deferral in the implementation of the Capital Gains Proposals to January 1, 2026. At the present time, it is uncertain if the Capital Gains Proposals will be re-introduced and enacted in its current form or at all.

Facility Lease Renegotiation

In December 2024, the Company renegotiated the terms of a facility lease, resulting in a short-term to long-term reclassification of its lease liabilities (the “Lease Renegotiation”). The renegotiated terms result in changes to future cashflows associated with the lease.

Part 2 - Results of Operations

The results of operations presented below reports the financial performance of the continuing operations of Canopy Growth for the three and nine months ended December 31, 2024. Further to Note 4 in the Company’s accompanying financial statements, the BioSteel segment results for all periods prior to September 14, 2023 and November 16, 2023, being the effective dates of deconsolidation as a result of the CCAA Proceedings (as defined below), are classified as discontinued operations and therefore are excluded from continuing operations.

On September 14, 2023, Canopy Growth ceased funding the operations of BioSteel Sports Nutrition Inc. (“BioSteel Canada”) and commenced proceedings (the “CCAA Proceedings”) under the Companies' Creditors Arrangement Act (the “CCAA”) in the Ontario Superior Court of Justice (Commercial List) and obtained recognition of that proceeding under Chapter 15 of the United States Bankruptcy Code.

Discussion of Results of Operations for the Three Months Ended December 31, 2024

	Three months ended December 31,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2024	2023	$ Change	% Change
Selected consolidated financial information:
Net revenue	$74,761	$78,505	$(3,744)	(5%)
Gross margin percentage	32%	36%	-	(400) bps
Net loss from continuing operations	$(121,896)	$(230,276)	$108,380	47%
Net loss from continuing operations attributable to Canopy Growth Corporation	$(121,896)	$(230,276)	$108,380	47%
Basic and diluted loss per share from continuing operations[1]	$(1.11)	$(2.78)	$1.67	60%

[1] For the three months ended December 31, 2024, the weighted average number of outstanding common shares, basic and diluted, totaled 110,306,430 (three months ended December 31, 2023 - 82,919,190).

Revenue

We report net revenue in four segments: (i) Canada cannabis; (ii) international markets cannabis; (iii) Storz & Bickel; and (iv) This Works. Revenue derived from the remainder of our operations are included within "other". The following table presents segmented net revenue for the three months ended December 31, 2024 and 2023:

Net Revenue	Three months ended December 31,
(in thousands of Canadian dollars)	2024	2023	$ Change	% Change
Canada cannabis
Canadian adult-use cannabis[1]	$21,153	$23,490	$(2,337)	(10%)
Canadian medical cannabis[2]	19,575	16,894	2,681	16%
	$40,728	$40,384	$344	1%

International markets cannabis[3]	$12,024	$10,527	$1,497	14%
Storz & Bickel	$22,009	$18,453	$3,556	19%
This Works	$-	$8,165	$(8,165)	(100%)
Other	-	976	(976)	(100%)

Net revenue	$74,761	$78,505	$(3,744)	(5%)

[1] Reflects excise taxes of $9,335 and other revenue adjustments, representing our determination of returns and pricing adjustments, of $924 for the three months ended December 31, 2024 (three months ended December 31, 2023 - excise taxes of $9,741 and other revenue adjustments of $1,113).

[2] Reflects excise taxes of $2,148 for the three months ended December 31, 2024 (three months ended December 31, 2023 - $1,815).
[3] Reflects other revenue adjustments of $62 for the three months ended December 31, 2024 (three months ended December 31, 2023 - $317).

Net revenue was $74.8 million in the third quarter of fiscal 2025, a decrease of $3.7 million as compared to $78.5 million in the third quarter of fiscal 2024.

Canada cannabis

Net revenue from our Canada cannabis segment was $40.7 million in the third quarter of fiscal 2025, as compared to $40.4 million in the third quarter of fiscal 2024.

Canadian adult-use cannabis net revenue was $21.2 million in the third quarter of fiscal 2025, as compared to $23.5 million in the third quarter of fiscal 2024. The year-over-year decrease is primarily attributable to lower sales volumes and sales velocity on our core flower and PRJ offerings due to continued increase in price competition, partially offset by contributions from new product launches and opportunistic bulk sales.

Canadian medical cannabis net revenue was $19.6 million in the third quarter of fiscal 2025, as compared to $16.9 million in the third quarter of fiscal 2024. The year-over-year increase is primarily attributable to an increase in the average size of medical orders placed by our customers due largely to an increase in the percentage of insured customers, and a larger assortment of cannabis product choices offered to our customers.

International markets cannabis

International markets cannabis revenue was $12.0 million in the third quarter of fiscal 2025, as compared to $10.5 million in the third quarter of fiscal 2024. The year-over-year increase is primarily attributable to the increased shipments of flower products in Europe, driven by Poland and Germany, which was offset by a decline in our Australian medical business.

Storz & Bickel

Revenue from Storz & Bickel was $22.0 million in the third quarter of fiscal 2025, as compared to $18.5 million in the third quarter of fiscal 2024. The year-over-year increase is primarily attributable to strong growth in Germany, the U.S., and the United Kingdom and sales of Venty, our newest portable vaporizer.

This Works

Revenue from This Works was $nil in the third quarter of fiscal 2025, as compared to $8.2 million in the third quarter of fiscal 2024. The year-over-year decrease is due to the completion of the divestiture of This Works on December 18, 2023.

Cost of Goods Sold and Gross Margin

The following table presents cost of goods sold, gross margin and gross margin percentage on a consolidated basis for the three months ended December 31, 2024 and 2023:

	Three months ended December 31,
(in thousands of Canadian dollars except where indicated)	2024	2023	$ Change	% Change
Net revenue	$74,761	$78,505	$(3,744)	(5%)

Cost of goods sold	$50,663	$50,279	$384	1%
Gross margin	24,098	28,226	(4,128)	(15%)
Gross margin percentage	32%	36%	-	(400) bps

Cost of goods sold was $50.7 million in the third quarter of fiscal 2025, as compared to $50.3 million in the third quarter of fiscal 2024. Our gross margin was $24.1 million in the third quarter of fiscal 2025, or 32% of net revenue, as compared to a gross margin of $28.2 million and gross margin percentage of 36% of net revenue in the third quarter of fiscal 2024. The year-over-year decrease in the gross margin percentage is primarily attributable to costs related to new product launches, increased price competition and indirect costs.

We report gross margin and gross margin percentage in four segments: (i) Canada cannabis; (ii) international markets cannabis; (iii) Storz & Bickel; and (iv) This Works. Cost of sales associated with the remainder of our operations are included within "other". The following table presents segmented gross margin and gross margin percentage for the three months ended December 31, 2024 and 2023:

	Three months ended December 31,
(in thousands of Canadian dollars except where indicated)	2024	2023	$ Change	% Change
Canada cannabis segment
Net revenue	$40,728	$40,384	$344	1%
Cost of goods sold	30,547	29,078	1,469	5%
Gross margin	10,181	11,306	(1,125)	(10%)
Gross margin percentage	25%	28%		(300) bps

International markets cannabis segment
Revenue	$12,024	$10,527	$1,497	14%
Cost of goods sold	7,092	6,335	757	12%
Gross margin	4,932	4,192	740	18%
Gross margin percentage	41%	40%		100 bps

Storz & Bickel segment
Revenue	$22,009	$18,453	$3,556	19%
Cost of goods sold	13,024	9,004	4,020	45%
Gross margin	8,985	9,449	(464)	(5%)
Gross margin percentage	41%	51%		(1,000) bps

This Works segment
Revenue	$-	$8,165	$(8,165)	(100%)
Cost of goods sold	-	3,912	(3,912)	(100%)
Gross margin	-	4,253	(4,253)	(100%)
Gross margin percentage	-%	52%		(5,200) bps

Other
Revenue	$-	$976	$(976)	(100%)
Cost of goods sold	-	1,950	(1,950)	(100%)
Gross margin	-	(974)	974	100%
Gross margin percentage	-%	(100%)		10,000 bps

Canada cannabis

Gross margin for our Canada cannabis segment was $10.2 million in the third quarter of fiscal 2025, or 25% of net revenue, as compared to $11.3 million in the third quarter of fiscal 2024, or 28% of net revenue. The year-over-year decrease in the gross margin percentage was primarily attributable to lower adult-use sales and costs related to new product launches, partially offset by increased sales in higher-margin medical business.

International markets cannabis

Gross margin for our international markets cannabis segment was $4.9 million in the third quarter of fiscal 2025, or 41% of net revenue, as compared to $4.2 million in the third quarter of fiscal 2024, or 40% of net revenue. The year-over-year increase in the gross margin percentage is primarily attributable to the shift in sales mix to higher-margin Poland.

Storz & Bickel

Gross margin for our Storz & Bickel segment was $9.0 million in the third quarter of fiscal 2025, or 41% of net revenue, as compared to $9.4 million in the third quarter of fiscal 2024, or 51% of net revenue. The year-over-year decrease in the gross margin percentage is primarily attributable to increases in indirect costs.

This Works

Gross margin for our This Works segment was $nil in the third quarter of fiscal 2025, or 0% of net revenue, as compared to $4.3 million in the third quarter of fiscal 2024, or 52% of net revenue. The year-over-year decrease in the gross margin percentage is due to the completion of the divestiture of This Works on December 18, 2023.

Operating Expenses

The following table presents operating expenses for the three months ended December 31, 2024 and 2023:

	Three months ended December 31,
(in thousands of Canadian dollars)	2024	2023	$ Change	% Change
Operating expenses
General and administrative	$16,984	$24,046	$(7,062)	(29%)
Sales and marketing	15,445	18,326	(2,881)	(16%)
Acquisition, divestiture, and other costs	3,036	4,981	(1,945)	(39%)
Depreciation and amortization	6,011	7,083	(1,072)	(15%)
Selling, general and administrative expenses	41,476	54,436	(12,960)	(24%)

Share-based compensation expense	5,159	3,693	1,466	40%

Loss on asset impairment and restructuring	1,285	30,413	(29,128)	(96%)
Total operating expenses	$47,920	$88,542	$(40,622)	(46%)

Selling, general and administrative expenses

Selling, general and administrative expenses were $41.5 million in the third quarter of fiscal 2025, as compared to $54.4 million in the third quarter of fiscal 2024.

General and administrative expense was $17.0 million in the third quarter of fiscal 2025, as compared to $24.0 million in the third quarter of fiscal 2024. The year-over-year decrease is primarily attributable to: (i) the divestiture of This Works on December 18, 2023 and (ii) the impact of the restructuring actions and cost savings program initiated in the fourth quarter of fiscal 2023.

Sales and marketing expense was $15.4 million in the third quarter of fiscal 2025, as compared to $18.3 million in the third quarter of fiscal 2024. The year-over-year decrease is primarily attributable to: (i) the divestiture of This Works on December 18, 2023 and (ii) the impact of the restructuring actions and cost savings program initiated in the fourth quarter of fiscal 2023.

Acquisition, divestiture, and other costs were $3.0 million in the third quarter of fiscal 2025, as compared to $5.0 million in the third quarter of fiscal 2024. In the third quarter of fiscal 2025, costs were incurred primarily in relation to:

•
continued legal costs arising from the restatement of our consolidated financial statements in connection with the review of the financial reporting matters related to the BioSteel business unit; and
•
the Reorganization of Canopy USA.

Comparatively, in the third quarter of fiscal 2024, costs were incurred primarily in relation to:

•
costs relating to the modification of the Credit Agreement (as defined below) that occurred in July 2023;
•
legal and audit costs arising from the restatement of our consolidated financial statements in connection with the review of the financial reporting matters related to the BioSteel business unit;
•
the Reorganization of Canopy USA.

Depreciation and amortization expense was $6.0 million in the third quarter of fiscal 2025, as compared to $7.1 million in the third quarter of fiscal 2024. The year-over-year decrease is primarily attributable to the previously-noted restructuring actions and cost savings programs, including the closure of certain of our Canadian facilities and other operational changes to implement cultivation-related efficiencies and improvements in the Canadian adult-use cannabis business.

Share-based compensation expense

Share-based compensation expense was $5.2 million in the third quarter of fiscal 2025, as compared to $3.7 million in the third quarter of fiscal 2024. The year-over-year increase is primarily attributable to: (i) the first quarter of fiscal 2025 grant of 0.8 million options and 0.7 million restricted share units, and (ii) higher forfeitures in the third quarter of fiscal 2024 due to previously-noted restructuring actions.

Loss on asset impairment and restructuring

Loss on asset impairment and restructuring recorded in operating expenses was $1.3 million in the third quarter of fiscal 2025, as compared to $30.4 million in the third quarter of fiscal 2024.

Loss on asset impairment and restructuring recorded in the third quarter of fiscal 2025 related primarily to employee restructuring costs, and ongoing holding costs to maintain previously restructured sites.

Comparatively, in the third quarter of fiscal 2024, the loss on asset impairment and restructuring was primarily related to the charges associated with the completion of the This Works Divestiture (as defined below), as $28.1 million of write-downs occurred due to the sale. In addition, there were various incremental impairment losses and other costs associated with the restructuring of our Canadian cannabis operations that were initiated in the three months ended March 31, 2023.

Other

The following table presents other income (expense), net, and income tax (expense) recovery for the three months ended December 31, 2024 and 2023:

	Three months ended December 31,
(in thousands of Canadian dollars)	2024	2023	$ Change	% Change
Other income (expense), net	(97,758)	(171,037)	73,279	43%
Income tax (expense) recovery	(316)	1,077	(1,393)	(129%)

Other income (expense), net

Other income (expense), net was an expense amount of $97.8 million in the third quarter of fiscal 2025, as compared to an expense amount of $171.0 million in the third quarter of fiscal 2024. The year-over-year change of $73.3 million is primarily attributable to:

•
Change of $70.4 million related to non-cash fair value changes on our Canopy USA related and other financial assets, from an expense amount of $146.7 million in the third quarter of fiscal 2024 to an expense amount of $76.3 million in the third quarter of fiscal 2025. The expense amount recognized in the third quarter of fiscal 2025 is primarily attributable to fair value decreases relating to our investment in:
o
the Canopy USA equity method investment in the amount of $140.4 million.

These fair value decreases were partially offset by a fair value increase related to our investment in:

o
the Canopy Elevate I LLC, Canopy Elevate II LLC and Canopy Elevate III LLC (collectively, “Elevate”) loan receivable, in the amount of $59.4 million relating to fair value movements in consideration of the debtor's net assets; and
o
the Acreage Debt (as defined below) loan receivable, in the amount of $4.7 million, primarily attributable to changes in market conditions and assumptions.

Comparatively, the expense amount in the third quarter of fiscal 2024 was primarily attributable to fair value decreases relating to our investments in:

o
the Wana financial instrument, in the amount of $62.6 million, which was attributable primarily to changes in expectations of the future cash flows to be generated by Wana;
o
the Acreage financial instrument, in the amount of $43.6 million. On a quarterly basis, we determine the fair value of the Acreage financial instrument using a probability-weighted expected return model, incorporating several potential scenarios and outcomes associated with the Acreage Amended Arrangement. The fair value decrease in the third quarter of fiscal 2024 is primarily attributable to a decrease of approximately 36% in our share price during the third quarter of fiscal 2024, relative to a decrease of approximately 54% in Acreage’s share price during that same period. As a result, the model at December 31, 2023 reflects both a lower estimated value of the Canopy Growth common shares expected to be issued upon Canopy USA's acquisition of Acreage, and a lower estimated value of the Acreage shares expected to be acquired at that time. In the third quarter of fiscal 2024, the relative share price movements resulted in a decrease in the value of the Acreage financial instrument;
o
the TerrAscend Exchangeable Shares, in the amount of $22.9 million, primarily attributable to a decrease of approximately 21% in TerrAscend’s share price during the third quarter of fiscal 2024;
o
the TerrAscend Warrants, in the amount of $10.5 million, primarily attributable to a decrease of approximately 21% in TerrAscend’s share price during the third quarter of fiscal 2024; and
o
the Jetty financial instrument, in the amount of $9.9 million, which was attributable primarily to changes in the expectations of the future cash flows to be generated by Jetty.

These fair value decreases were partially offset by a fair value increase related to our investment in:

o
the Universal Hemp, LLC (“Acreage Hempco”) debenture, in the amount of $2.1 million, which was attributable primarily to changes in expected future cash flows to be received.

•
Decrease in expense of $5.4 million related to non-cash fair value changes on our debt, from $5.4 million in the third quarter of fiscal 2024 to $nil in the third quarter of fiscal 2025. The year-over-year change is driven primarily by the fair value change of the CBI Note in the third quarter of fiscal 2024. In the third quarter of fiscal 2025 there are no debt balances recorded at fair value.

•
Change of $8.6 million related to fair value changes on acquisition related contingent consideration and other, from an income amount of $8.6 million in the third quarter of fiscal 2024 to $nil in the third quarter of fiscal 2025. No fair value changes occurred in the third quarter of fiscal 2025. Comparatively, the fair value change in the third quarter of fiscal 2024, related primarily to the estimated deferred payments associated with our investment in Wana.

•
Change of $0.6 million related to charges associated with the settlement of our debt, from an expense amount of $0.6 million in the third quarter of fiscal 2024 to $nil in the third quarter of fiscal 2025. In the third quarter of fiscal 2025, settlement of debt balances did not result in any gains or losses. In the third quarter of fiscal 2024, we recognized a charge in the amount of $0.6 million which is primarily due to principal repayments on the Credit Facility.

•
Decrease in interest income of $0.6 million, from $2.5 million in the third quarter of fiscal 2024 to $1.9 million in the third quarter of fiscal 2025. The year-over-year decrease is attributable to lower cash and cash equivalents and short-term investment balances.

•
Decrease in interest expense of $7.9 million, from $24.6 million in the third quarter of fiscal 2024 to $16.8 million in the third quarter of fiscal 2025. The year-over-year decrease is primarily attributable to the reduction of our debt balances.

Income tax (expense) recovery

Income tax expense in the third quarter of fiscal 2025 was $0.3 million, compared to income tax recovery of $1.1 million in the third quarter of fiscal 2024. In the third quarter of fiscal 2025, income tax expense consisted of deferred income tax expense of $0.2 million (compared to a recovery of $0.6 million in the third quarter of fiscal 2024) and current income tax expense of $0.1 million (compared to a recovery of $0.5 million in the third quarter of fiscal 2024).

The increase of $0.8 million in the deferred income tax expense is primarily a result of the utilization of losses for tax purposes, where the accounting criteria for recognition of an asset has been met.

The increase of $0.6 million in current income tax expense arose primarily in connection with tax on income for tax purposes that could not be reduced by the group's tax attributes in the current taxation year.

Net Loss from Continuing Operations

The net loss from continuing operations in the third quarter of fiscal 2025 was $121.9 million, as compared to a net loss of $230.3 million in the third quarter of fiscal 2024. The year-over-year decrease in the net loss is primarily attributable to: (i) the year-over-year change in other income (expense), net, of $73.3 million; and (ii) the decrease in operating loss from continuing operations. These variances are described above.

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

The following table presents Adjusted EBITDA for the three months ended December 31, 2024 and 2023:

	Three months ended December 31,
(in thousands of Canadian dollars)	2024	2023	$ Change	% Change

Net loss from continuing operations	$(121,896)	$(230,276)	$108,380	47%
Income tax expense (recovery)	316	(1,077)	1,393	129%
Other (income) expense, net	97,758	171,037	(73,279)	(43%)
Share-based compensation	5,159	3,693	1,466	40%
Acquisition, divestiture, and other costs	3,595	4,981	(1,386)	(28%)
Depreciation and amortization	10,314	12,240	(1,926)	(16%)
Loss on asset impairment and restructuring	1,285	30,413	(29,128)	(96%)
Adjusted EBITDA	$(3,469)	$(8,989)	$5,520	61%

The Adjusted EBITDA loss in the third quarter of fiscal 2025 was $3.5 million, as compared to an Adjusted EBITDA loss of $9.0 million in the third quarter of fiscal 2024. The year-over-year decrease in Adjusted EBITDA loss is primarily attributable to the year-over-year decrease in our selling, general and administrative expenses.

Discussion of Results of Operations for the Nine Months Ended December 31, 2024

	Nine months ended December 31,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2024	2023	$ Change	% Change
Selected consolidated financial information:
Net revenue	$203,964	$224,358	$(20,394)	(9%)
Gross margin percentage	34%	29%	-	500 bps
Net loss from continuing operations	$(382,637)	$(389,007)	$6,370	2%
Net loss from continuing operations attributable to Canopy Growth Corporation	$(382,637)	$(389,007)	$6,370	2%
Basic and diluted loss per share from continuing operations[1]	$(4.15)	$(5.56)	$1.41	25%
[1] For the nine months ended December 31, 2024, the weighted average number of outstanding common shares, basic and diluted, totaled 92,172,660 (nine months ended December 31, 2023 - 69,918,744).

Revenue

We report net revenue in four segments: (i) Canada cannabis; (ii) international markets cannabis; (iii) Storz & Bickel; and (iv) This Works. Revenue derived from the remainder of our operations are included within "other". The following table presents segmented net revenue for the nine months ended December 31, 2024 and 2023:

Net Revenue	Nine months ended December 31,
(in thousands of Canadian dollars)	2024	2023	$ Change	% Change
Canada cannabis
Canadian adult-use cannabis[1]	$58,424	$71,848	$(13,424)	(19%)
Canadian medical cannabis[2]	57,059	48,695	8,364	17%
	$115,483	$120,543	$(5,060)	(4%)

International markets cannabis[3]	$32,166	$29,666	$2,500	8%
Storz & Bickel	$56,315	$48,517	$7,798	16%
This Works	$-	$21,256	$(21,256)	(100%)
Other	-	4,376	(4,376)	(100%)

Net revenue	$203,964	$224,358	$(20,394)	(9%)

[1]Reflects excise taxes of $25,755 and other revenue adjustments, representing our determination of returns and pricing adjustments, of $3,424 for the nine months ended December 31, 2024 (nine months ended December 31, 2023 - excise taxes of $31,596 and other revenue adjustments of $2,483).

[2] Reflects excise taxes of $6,266 for the nine months ended December 31, 2024 (nine months ended December 31, 2023 - $4,827).
[3] Reflects other revenue adjustments of $62 for the nine months ended December 31, 2024 (nine months ended December 31, 2023 - $454).
Net revenue was $204.0 million in the nine months ended December 31, 2024, a decrease of $20.4 million as compared to $224.4 million in the nine months ended December 31, 2023.

Canada cannabis

Net revenue from our Canada cannabis segment was $115.5 million in the nine months ended December 31, 2024, as compared to $120.5 million in the nine months ended December 31, 2023.

Canadian adult-use cannabis net revenue was $58.4 million in the nine months ended December 31, 2024, as compared to $71.8 million in the nine months ended December 31, 2023. The year-over-year decrease is primarily attributable to lower sales volumes, which were partially affected by supply constraints for certain products as a result of financial difficulties with our contract manufacturers and lower sales velocity on our core flower and PRJ offerings due to continued increase in price competition, partially offset by contributions from new product launches and opportunistic bulk sales.

Canadian medical cannabis net revenue was $57.1 million in the nine months ended December 31, 2024, as compared to $48.7 million in the nine months ended December 31, 2023. The year-over-year increase is primarily attributable to an increase in the average size of medical orders placed by our customers due largely to an increase in the percentage of insured customers, and a larger assortment of cannabis product choices offered to our customers.

International markets cannabis

International markets cannabis revenue was $32.2 million in the nine months ended December 31, 2024, as compared to $29.7 million in the nine months ended December 31, 2023. The year-over-year increase is primarily attributable to the increased shipments of flower products in Europe, driven by Poland and Germany, which was offset by a decline in our Australian medical business.

Storz & Bickel

Revenue from Storz & Bickel was $56.3 million in the nine months ended December 31, 2024, as compared to $48.5 million in the nine months ended December 31, 2023. The year-over-year increase is primarily attributable to strong growth in Germany, the U.S., and the United Kingdom, sales of our Mighty vaporizer and contribution from Venty, our newest portable vaporizer.

This Works

Revenue from This Works was $nil in the nine months ended December 31, 2024, as compared to $21.3 million in the nine months ended December 31, 2023. The year-over-year decrease is due to the completion of the divestiture of This Works on December 18, 2023.

Cost of Goods Sold and Gross Margin

The following table presents cost of goods sold, gross margin and gross margin percentage on a consolidated basis for the nine months ended December 31, 2024 and 2023:

	Nine months ended December 31,
(in thousands of Canadian dollars except where indicated)	2024	2023	$ Change	% Change
Net revenue	$203,964	$224,358	$(20,394)	(9%)

Cost of goods sold	$134,997	$158,944	$(23,947)	(15%)
Gross margin	68,967	65,414	3,553	5%
Gross margin percentage	34%	29%	-	500 bps

Cost of goods sold was $135.0 million in the nine months ended December 31, 2024, as compared to $158.9 million in the nine months ended December 31, 2023. Our gross margin was $69.0 million in the nine months ended December 31, 2024, or 34% of net revenue, as compared to a gross margin of $65.4 million and gross margin percentage of 29% of net revenue in the nine months ended December 31, 2023. The year-over-year increase in the gross margin percentage is primarily attributable to:

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

Partially offset by costs related to new product launches, increased price competition and indirect costs.

We report gross margin and gross margin percentage in four segments: (i) Canada cannabis; (ii) international markets cannabis; (iii) Storz & Bickel; and (iv) This Works. Cost of sales associated with the remainder of our operations are included within "other". The following table presents segmented gross margin and gross margin percentage for the nine months ended December 31, 2024 and 2023:

	Nine months ended December 31,
(in thousands of Canadian dollars except where indicated)	2024	2023	$ Change	% Change
Canada cannabis segment
Net revenue	$115,483	$120,543	$(5,060)	(4%)
Cost of goods sold	81,258	95,203	(13,945)	(15%)
Gross margin	34,225	25,340	8,885	35%
Gross margin percentage	30%	21%		900 bps

International markets cannabis segment
Revenue	$32,166	$29,666	$2,500	8%
Cost of goods sold	18,869	19,302	(433)	(2%)
Gross margin	13,297	10,364	2,933	28%
Gross margin percentage	41%	35%		600 bps

Storz & Bickel segment
Revenue	$56,315	$48,517	$7,798	16%
Cost of goods sold	34,870	27,443	7,427	27%
Gross margin	21,445	21,074	371	2%
Gross margin percentage	38%	43%		(500) bps

This Works segment
Revenue	$-	$21,256	$(21,256)	(100%)
Cost of goods sold	-	10,722	(10,722)	(100%)
Gross margin	-	10,534	(10,534)	(100%)
Gross margin percentage	-%	50%		(5,000) bps

Other
Revenue	$-	$4,376	$(4,376)	(100%)
Cost of goods sold	-	6,274	(6,274)	(100%)
Gross margin	-	(1,898)	1,898	100%
Gross margin percentage	-%	(43%)		4,300 bps

Canada cannabis

Gross margin for our Canada cannabis segment was $34.2 million in the nine months ended December 31, 2024, or 30% of net revenue, as compared to $25.3 million in the nine months ended December 31, 2023, or 21% of net revenue. The year-over-year increase in the gross margin percentage was primarily attributable to: (i) the realized benefit of our cost savings program and strategic changes to our business that were initiated in the fourth quarter of fiscal 2023; (ii) a year-over-year decrease in write-downs of excess inventory; and (iii) strong Canadian medical cannabis sales. Offset by costs related to new product launches and increased price competition.

International markets cannabis

Gross margin for our international markets cannabis segment was $13.3 million in the nine months ended December 31, 2024, or 41% of net revenue, as compared to $10.4 million in the nine months ended December 31, 2023, or 35% of net revenue. The year-over-year increase in the gross margin percentage is primarily attributable to the shift in sales mix to higher-margin Poland as well as a lower cost structure relating to our overall international cannabis operations.

Storz & Bickel

Gross margin for our Storz & Bickel segment was $21.4 million in the nine months ended December 31, 2024, or 38% of net revenue, as compared to $21.1 million in the nine months ended December 31, 2023, or 43% of net revenue. The year-over-year decrease in the gross margin percentage is driven primarily by a shift in product mix as additional rebates were provided to clear out remaining stock of a previously planned discontinued product and increases in indirect costs.

This Works

Gross margin for our This Works segment was $nil in the nine months ended December 31, 2024, or 0% of net revenue, as compared to $10.5 million in the nine months ended December 31, 2023, or 50% of net revenue. The year-over-year decrease in the gross margin percentage is due to the completion of the divestiture of This Works (the “This Works Divestiture”) on December 18, 2023.

Operating Expenses

The following table presents operating expenses for the nine months ended December 31, 2024 and 2023:

	Nine months ended December 31,
(in thousands of Canadian dollars)	2024	2023	$ Change	% Change
Operating expenses
General and administrative	$52,689	$69,667	$(16,978)	(24%)
Sales and marketing	45,676	58,678	(13,002)	(22%)
Acquisition, divestiture, and other costs	14,741	24,373	(9,632)	(40%)
Depreciation and amortization	18,068	22,092	(4,024)	(18%)
Selling, general and administrative expenses	131,174	174,810	(43,636)	(25%)

Share-based compensation expense	14,531	10,127	4,404	43%

Loss (gain) on asset impairment and restructuring	22,135	2,452	19,683	803%
Total operating expenses	$167,840	$187,389	$(19,549)	(10%)

Selling, general and administrative expenses

Selling, general and administrative expenses were $131.2 million in the nine months ended December 31, 2024, as compared to $174.8 million in the nine months ended December 31, 2023.

General and administrative expense was $52.7 million in the nine months ended December 31, 2024, as compared to $69.7 million in the nine months ended December 31, 2023. The year-over-year decrease is primarily attributable to: (i) the divestiture of This Works on December 18, 2023 and (ii) the impact of the restructuring actions and cost savings program initiated in the fourth quarter of fiscal 2023.

Sales and marketing expense was $45.7 million in the nine months ended December 31, 2024, as compared to $58.7 million in the nine months ended December 31, 2023. The year-over-year decrease is primarily attributable to: (i) the divestiture of This Works on December 18, 2023 and (ii) the impact of the restructuring actions and cost savings program initiated in the fourth quarter of fiscal 2023.

Acquisition, divestiture, and other costs were $14.7 million in the nine months ended December 31, 2024, as compared to $24.4 million in the nine months ended December 31, 2023. In the nine months ended December 31, 2024, costs were incurred primarily in relation to:

•
continued legal costs arising from the restatement of our consolidated financial statements in connection with the review of the financial reporting matters related to the BioSteel business unit;
•
the Reorganization of Canopy USA;
•
costs associated with the Debt Acquisition of Acreage; and
•
costs relating to the modification of the Credit Agreement that occurred in August 2024.

Comparatively, in the nine months ended December 31, 2023, costs were incurred primarily in relation to:

•
costs relating to the modification of the Credit Agreement that occurred in July 2023;
•
legal and audit costs arising from the restatement of our consolidated financial statements in connection with the review of the financial reporting matters related to the BioSteel business unit;
•
the Reorganization of Canopy USA; and
•
evaluating other potential acquisition opportunities.

Depreciation and amortization expense was $18.1 million in the nine months ended December 31, 2024, as compared to $22.1 million in the nine months ended December 31, 2023. The year-over-year decrease is primarily attributable to the previously-noted restructuring actions and cost savings programs, including the closure of certain of our Canadian facilities and other operational changes to implement cultivation-related efficiencies and improvements in the Canadian adult-use cannabis business.

Share-based compensation expense

Share-based compensation expense was $14.5 million in the nine months ended December 31, 2024, as compared to $10.1 million in the nine months ended December 31, 2023. The year-over-year increase is primarily attributable to: (i) the first quarter of fiscal 2025 grant of 0.8 million options and 0.7 million restricted share units, and (ii) higher forfeitures in the first three quarters of fiscal 2024 due to previously-noted restructuring actions.

Loss on asset impairment and restructuring

Loss on asset impairment and restructuring recorded in operating expenses were $22.1 million in the nine months ended December 31, 2024, as compared to $2.5 million in the nine months ended December 31, 2023.

Loss on asset impairment and restructuring recorded in the nine months ended December 31, 2024 related primarily to the non-cash impairment of divestiture-related assets, employee restructuring costs, and ongoing holding costs to maintain previously restructured sites. These amounts were offset by a gain related to remeasurement of a lease liability upon execution of the surrender agreement.

Comparatively, in the nine months ended December 31, 2023, the loss on asset impairment and restructuring was primarily related to charges associated with the completion of the This Works Divestiture, as $28.1 million of write-downs occurred due to the sale. In addition, there were various incremental impairment losses and other costs associated with the restructuring of our Canadian cannabis operations that were initiated in the three months ended March 31, 2023. These charges were offset by a gain on the sale of our production facility at 1 Hershey Drive in Smiths Falls, Ontario. The gain is due to the sale proceeds exceeding the carrying value that was previously impaired at March 31, 2023.

Other

The following table presents other income (expense), net, and income tax expense for the nine months ended December 31, 2024 and 2023:

	Nine months ended December 31,
(in thousands of Canadian dollars)	2024	2023	$ Change	% Change
Other income (expense), net	(276,952)	(253,270)	(23,682)	(9%)
Income tax expense	(6,812)	(13,762)	6,950	51%

Other income (expense), net

Other income (expense), net was an expense amount of $277.0 million in the nine months ended December 31, 2024, as compared to an expense amount of $253.3 million in the nine months ended December 31, 2023. The year-over-year change of $23.7 million is primarily attributable to:

•
Change of $48.7 million related to non-cash fair value changes on our Canopy USA related and other financial assets, from an expense amount of $163.9 million in the nine months ended December 31, 2023 to an expense amount of $212.6 million in the nine months ended December 31, 2024. The expense amount recognized in the nine months ended December 31, 2024 is primarily attributable to fair value decreases relating to our investments in:
o
the Canopy USA equity method investment in the amount of $230.0 million;
o
the Acreage Debt loan receivable, in the amount of $1.2 million, primarily attributable to changes in market conditions and assumptions;
o
the Acreage financial instrument, in the amount of $31.8 million. On a quarterly basis, we determine the fair value of the Acreage financial instrument using a probability-weighted expected return model, incorporating several potential scenarios and outcomes associated with the Acreage Amended Arrangement. The fair value decrease in the nine months ended December 31, 2024 is primarily attributable to an increase of approximately 75% in our share price up to the Deconsolidation Date (as defined below), relative to an increase of approximately 46% in Acreage’s share price during that same period. As a result, the model at the Deconsolidation Date reflects both a higher estimated value of the Canopy Growth common shares that were expected to be issued upon Canopy USA’s acquisition of Acreage, and a higher estimated value of the Acreage shares that were expected to be acquired at that time. In the period up to the Deconsolidation Date, the relative share price movements resulted in a decrease in the value of the Acreage financial instrument; and
o
Indiva Limited (“Indiva”) shares, in the amount of $2.8 million due a decrease in their share price as a result of their CCAA proceedings.

These fair value decreases were partially offset by fair value increases related to our investments in:

o
the Elevate loan receivable, in the amount of $24.8 million relating to fair value movements in consideration of the debtor's net assets;

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

Comparatively, the expense amount in the nine months ended December 31, 2023 was primarily attributable to fair value decreases relating to our investments in: (i) the Wana financial instrument ($111.8 million); (ii) the Jetty financial instrument ($27.2 million); (iii) the Acreage financial instrument ($22.3 million); and (iv) the Acreage Hempco debenture ($15.8 million). The fair value decreases were partially offset by fair value increases associated with our investments in: (i) the TerrAscend Exchangeable Shares ($10.2 million); and (ii) the TerrAscend Warrants ($2.7 million).

•
Decrease in expense of $30.6 million related to non-cash fair value changes on our debt, from $30.6 million in the nine months ended December 31, 2023 to $nil in the nine months ended December 31, 2024. The year-over-year change is driven primarily by the fair value change of the CBI Note in the nine months ended December 31, 2023. In the nine months ended December 31, 2024 there are no debt balances recorded at fair value.

•
Change of $52.6 million related to fair value changes on acquisition related contingent consideration and other, from an income amount of $19.1 million in the nine months ended December 31, 2023 to an expense amount of $33.5 million in the nine months ended December 31, 2024. The fair value change in the nine months ended December 31, 2024 relates primarily to various acquisition related contingent consideration. Comparatively, the fair value change in the nine months ended December 31, 2023, related primarily to the estimated deferred payments associated with our investment in Wana.

•
Change of $35.6 million related to charges associated with the settlement of our debt, from an expense amount of $13.1 million in the nine months ended December 31, 2023 to an income amount of $22.4 million in the nine months ended December 31, 2024. In the nine months ended December 31, 2024 we recognized a gain of $22.4 million, primarily in connection with the exchange of the CBI Note. Comparatively, in the nine months ended December 31, 2023, we recognized a charge in the amount of $13.1 million which is primarily due to the settlement of our unsecured senior notes and principal repayments on the Credit Facility.

•
Decrease in interest income of $7.4 million, from $13.8 million in the nine months ended December 31, 2023 to $6.4 million in the nine months ended December 31, 2024. The year-over-year decrease is attributable to lower cash and cash equivalents and short-term investment balances.

•
Decrease in interest expense of $25.0 million, from $84.2 million in the nine months ended December 31, 2023 to $59.2 million in the nine months ended December 31, 2024. The year-over-year decrease is primarily attributable to the reduction of our debt balances.

Income tax expense

Income tax expense in the nine months ended December 31, 2024 was $6.8 million, compared to income tax expense of $13.8 million in the nine months ended December 31, 2023. In the nine months ended December 31, 2024, income tax expense consisted of deferred income tax expense of $6.4 million (compared to an expense of $13.4 million in the nine months ended December 31, 2023) and current income tax expense of $0.4 million (compared to an expense of $0.4 million in the nine months ended December 31, 2023).

The decrease of $7.0 million in the deferred income tax expense is primarily a result of: (i) a decrease due to the settlements of the Canopy Notes (as defined below) in fiscal 2024 relative to the settlements of the CBI Note in fiscal 2025; and (ii) an increase due to the realization of deferred taxes for entities that historically did not meet the deferred tax asset recognition criteria.

The current income tax expense remained consistent period over period and arose primarily in connection with tax on income for tax purposes that could not be reduced by the group's tax attributes in the current taxation year.

Net Loss from Continuing Operations

The net loss from continuing operations in the nine months ended December 31, 2024 was $382.6 million, as compared to a net loss of $389.0 million in the nine months ended December 31, 2023. The year-over-year decrease in the net loss is primarily attributable to: (i) the decrease in selling, general and administrative expenses and improvement in gross margins; (ii) reduction in income tax expense; and (iii) offset by the year-over-year change in other income (expense), net of $23.7 million. These variances are described above.

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

The following table presents Adjusted EBITDA for the nine months ended December 31, 2024 and 2023:

	Nine months ended December 31,
(in thousands of Canadian dollars)	2024	2023	$ Change	% Change
Net loss from continuing operations	$(382,637)	$(389,007)	$6,370	2%
Income tax expense	6,812	13,762	(6,950)	(51%)
Other (income) expense, net	276,952	253,270	23,682	9%
Share-based compensation	14,531	10,127	4,404	43%
Acquisition, divestiture, and other costs	16,300	24,373	(8,073)	(33%)
Depreciation and amortization	31,651	41,881	(10,230)	(24%)
Loss on asset impairment and restructuring	22,135	2,452	19,683	803%
Restructuring costs recorded in cost of goods sold	-	(689)	689	100%
Adjusted EBITDA	$(14,256)	$(43,831)	$29,575	67%

The Adjusted EBITDA loss in the nine months ended December 31, 2024 was $14.3 million, as compared to an Adjusted EBITDA loss of $43.8 million in the nine months ended December 31, 2023. The year-over-year decrease in Adjusted EBITDA loss is primarily attributable to the year-over-year increase in our gross margin and the year-over-year decrease in our selling, general and administrative expenses.

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

As of the filing of the Annual Report, we were able to successfully mitigate the substantial doubt by completing several balance sheet actions as further described in the Annual Report. During the nine months ended December 31, 2024, we completed additional actions and established our at-the-market equity program (the “ATM Program”), issued and sold an aggregate of 39,519,029 common shares for gross proceeds of $256.0 million under the ATM Program, amended the terms of the Credit Facility thereby extending the maturity date of the Credit Facility, made a mandatory US$100.0 million prepayment of the Credit Facility (as defined below), which significantly reduced our short-term debt obligation, received additional proceeds from the liquidation and sale of assets of BioSteel Canada, and completed the Lease Renegotiation, which is expected to reduce our potential lease payment obligation. We continue to evaluate different strategies and may pursue additional actions that are expected to further increase our liquidity position, including, but not limited to, pursuing additional actions to find cost-savings and seeking additional financing from both the public and private markets through the issuance of equity and/or debt securities.

We have access to further liquidity through public offerings of equity and debt securities. To facilitate such offerings, in June 2024, we filed (a) a shelf registration statement with the SEC that is effective for a term of three years and expires in June 2027 (the “Shelf Registration Statement”); and (b) a short form base shelf prospectus dated June 5, 2024 that is effective for a 25 month period (the “Canadian Shelf Prospectus”). The amount of securities to be issued pursuant to the Shelf Registration Statement was not specified when it was filed and there is no specific dollar limit on the amount of securities we may issue. Pursuant to the Canadian Shelf Prospectus we may sell securities up to an aggregate total offering price of US$500 million (or the equivalent thereof in other currencies). The securities covered by the Shelf Registration Statement and the Canadian Shelf Prospectus include: (i) common shares; (ii) exchangeable shares; (iii) debt securities; (iv) subscription receipts; (v) warrants; and (vi) units consisting of one or more of such securities or any combination of these securities. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

We may also access liquidity through the ATM Program, pursuant to which we may sell, from time to time, up to US$22.5 million of additional common shares of the Company as of the date hereof. Refer to Notes 19 and 30 to the Interim Financial Statements.

As a result of our plans above and our financial results at December 31, 2024, we conclude that the substantial doubt about our ability to continue as a going concern continues to be alleviated.

As of December 31, 2024, we had cash and cash equivalents of $161.9 million and short-term investments of $16.4 million.

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

•
On June 6, 2024, we established the ATM Program that allows us to sell up to US$250 million of common shares of the Company from treasury to the public from time to time at the Company’s discretion. As part of the ATM Program, during the three months ended December 31, 2024 we sold an aggregate of 22,713,177 common shares at an average price of $5.17 per common share, for gross proceeds of $117.5 million and net proceeds, inclusive of commissions and fees, of $115.7 million. During the three months ended December 31, 2024, we paid an aggregate amount of $1.8 million as compensation to the agents involved in the sale of our common shares under the ATM Program.

During the nine months ended December 31, 2024, we sold an aggregate of 39,519,029 common shares at an average price of $6.48 per common share, for gross proceeds of $256.0 million and net proceeds, inclusive of commissions and fees, of $252.1 million. During the nine months ended December 31, 2024, we paid an aggregate amount of $3.9 million as compensation to the agents involved in the sale of our common shares under the ATM Program. As of February 6, 2025, we can sell up to US$22.5 million of our common shares under the ATM Program.

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

Cash Flows

The following table presents cash flows for the nine months ended December 31, 2024 and 2023:

	Nine months ended December 31,
(in thousands of Canadian dollars)	2024	2023
Net cash (used in) provided by:
Operating activities[1]	$(132,598)	$(259,891)
Investing activities[2]	$(46,787)	202,106
Financing activities	$164,618	(473,524)
Effect of exchange rate changes on cash and cash equivalents	$6,376	(2,953)
Net decrease in cash and cash equivalents	$(8,391)	(534,262)
Cash and cash equivalents, beginning of period[3]	$170,300	677,007
Cash and cash equivalents, end of period[4]	$161,909	$142,745
[1] Includes net cash used in operating activities from discontinued operations of $nil and $(53,930) for the nine months ended December 31, 2024 and 2023, respectively.
[2] Includes net cash provided by (used in) investing activities from discontinued operations of $13,414 and $(2,600) for the nine months ended December 31, 2024 and 2023, respectively.
[3] Includes cash of our discontinued operations of $nil and $9,314 for March 31, 2024 and 2023, respectively.
[4] Includes cash of our discontinued operations of $nil and $nil for December 31, 2024 and 2023, respectively.

Operating activities

Cash used in operating activities totaled $132.6 million in the nine months ended December 31, 2024, as compared to cash used of $259.9 million in the nine months ended December 31, 2023. The decrease in the cash used in operating activities is primarily due to: (i) the year-over-year decrease in our working capital spending, resulting from our previously-noted restructuring actions and cost savings programs, including the closure of certain of our Canadian facilities and other operational changes to implement cultivation-related efficiencies and improvements in the Canadian adult-use cannabis business; and (ii) a reduction in the cash interest paid resulting from a reduction in our debt balances.

Investing activities

The cash used in investing activities totaled $46.8 million in the nine months ended December 31, 2024, as compared to cash provided of $202.1 million in the nine months ended December 31, 2023.

In the nine months ended December 31, 2024, purchases of property, plant and equipment were $7.7 million, primarily related to building improvements and production equipment enhancements made at certain of our Canadian cultivation and production facilities. Comparatively, in the nine months ended December 31, 2023, we invested $3.2 million in production equipment enhancements made at certain of our Canadian cultivation and production facilities, and at our Storz & Bickel facilities.

In the nine months ended December 31, 2024, our strategic investments in other financial assets were $95.3 million and related primarily to the cash payment to acquire the outstanding principal, including all accrued and unpaid interest thereon, of Acreage’s debt, being an amount up to US$150.0 million (the “Acreage Debt”). Comparatively, in the nine months ended December 31, 2023, our strategic investments in other financial assets were $0.5 million and related primarily to our investment in Indiva.

Net redemptions of short-term investments in the nine months ended December 31, 2024 were $17.0 million, as compared to net redemptions of $68.3 million in the nine months ended December 31, 2023. The year-over-year decrease in the net redemptions reflects the continued redemption of our short-term investments, largely to fund operations and investing activities as described above. As at December 31, 2024, we had short-term investments remaining of $16.4 million.

Net cash flow on sale or deconsolidation of subsidiaries in the nine months ended December 31, 2024 was an outflow of $7.0 million and related to the deconsolidation of Canopy USA, refer to Note 3 in the Company’s accompanying financial statements for details. Comparatively, net cash flow in the nine months ended December 31, 2023 was an outflow of $3.7 and related to the completion of the This Works Divestiture.

Additional cash inflows during the nine months ended December 31, 2024 include proceeds of $4.9 million from the sale of property, plant and equipment, primarily in relation to previous restructuring actions. Comparatively, additional cash inflows during the nine months ended December 31, 2023 include proceeds of $153.8 million from the sale of property, plant and equipment, primarily relating to facilities sold in connection with the restructuring actions associated with our Canadian cannabis operations and transition to an asset-light model.

Finally, net cash flow on loan receivable and other investing activities resulted in a cash inflow of $28.4 million in the nine months ended December 31, 2024, primarily related to cash receipts from various loan repayments. Comparatively, net cash flow on loan receivable and other investing activities in the nine months ended December 31, 2023 of $9.2 million primarily related to completing the purchase of the remaining 45% of the common shares of Les Serres Vert Cannabis Inc., in connection with the restructuring actions related to our Canadian cannabis operations initiated in the fourth quarter of fiscal 2023.

Financing activities

The cash provided by financing activities in the nine months ended December 31, 2024 was $164.6 million, as compared to cash used of $473.5 million in the nine months ended December 31, 2023. In the nine months ended December 31, 2024, $256.0 million in gross proceeds were received from the sale of common shares as part of the ATM Program and $8.5 million in gross proceeds were received from the exercise of warrants, these amounts were offset by share issuance costs of $6.6 million.

In addition, $68.3 million was received relating to the Exchange and Subscription Agreement, offset by long-term debt repayments of $148.2 million which related primarily to the First Quarter 2025 Paydowns, Second Quarter 2025 Paydown, and the Third Quarter 2025 Paydown.

Other financing activities resulted in a cash outflow of $19.9 million, which related primarily to: (i) finance lease payments and (ii) share issuance costs, as noted above.

Comparatively, in the nine months ended December 31, 2023, we made repayments of long-term debt in the amount of $480.1 million, which related to the various paydowns of our Credit Facility and settlement of the 4.25% unsecured senior notes due in 2023 (the “Canopy Notes”). Other financing activity cash outflow of $27.2 million related primarily to payments made in connection with terminating the finance lease for the cultivation facility in Mirabel, Quebec. In addition, debt extinguishment and issuance costs, and share issue costs contributed to the cash outflow. The cash outflows were offset by proceeds from the issuance of common shares.

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

The following table presents free cash flows for the three and nine months ended December 31, 2024, and 2023:

	Three months ended December 31,		Nine months ended December 31,
(in thousands of Canadian dollars)	2024	2023	2024	2023
Net cash used in operating activities - continuing operations	$(26,966)	$(33,348)	$(132,598)	$(205,961)
Purchases of and deposits on property, plant and equipment - continuing operations	(1,215)	(564)	(7,724)	(3,200)
Free cash flow[1] - continuing operations	$(28,181)	$(33,912)	$(140,322)	$(209,161)
[1]Free cash flow is a non-GAAP measure, and is calculated as net cash provided by (used in) operating activities, less purchases of and deposits on property, plant and equipment.

Free cash flow in the three months ended December 31, 2024 was an outflow of $28.2 million, as compared to an outflow of $33.9 million in the three months ended December 31, 2023. The year-over-year decrease in the free cash outflow primarily reflects the decrease in cash used in operating activities, as described above.

Free cash flow in the nine months ended December 31, 2024 was an outflow of $140.3 million, as compared to an outflow of $209.2 million in the nine months ended December 31, 2023. The year-over-year decrease in the free cash outflow primarily reflects the decrease in cash used in operating activities, as described above.

Debt

Since our formation, we have financed our cash requirements primarily through the issuance of common shares of Canopy Growth, including the $5.1 billion investment by CBI in the third quarter of fiscal 2019, and debt. Total debt outstanding as of December 31, 2024 was $441.6 million, a decrease from $597.2 million as of March 31, 2024. The total principal amount owing was $459.8 million at December 31, 2024, a decrease from $622.0 million at March 31, 2024. The decreases were primarily due to: (i) the April 2024 Exchange Agreement, which resulted in the settlement of all amounts owing under the CBI Note; (ii) the First Quarter 2025 Paydowns resulting in an aggregate principal reduction of $11.2 million; (iii) the Second Quarter 2025 Paydown resulting in an aggregate principal reduction of $1.1 million; (iv) the Third Quarter 2025 Paydown resulting in an aggregate principal reduction of $137.7 million and (v) the August 2024 Supreme Convertible Debt Exchange (as defined below) and offset by the Exchange and Subscription Agreement where a cash payment of approximately US$50 million was received and approximately $27.5 million of aggregate principal amount outstanding Supreme Debentures and Accretion Debentures were settled in exchange for a new senior unsecured convertible debenture with an aggregate principal amount of $96.4 million.

Credit Facility

On March 18, 2021, the Company entered into a term loan credit agreement (the “Credit Agreement”) providing for a five-year, first lien senior secured term loan facility in an aggregate principal amount of US$750.0 million (the “Credit Facility”).

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

On each of November 28, 2023 and December 27, 2023, pursuant to the terms of the Amended Credit Agreement, we repurchased and repaid, as applicable, additional outstanding principal amounts under the Credit Facility using certain net proceeds from completed asset sales (the “Third Quarter 2024 Paydowns”). The Third Quarter 2024 Paydowns resulted in an aggregate principal reduction of $65.4 million (US$48.5 million) for a cash payment of $63.2 million (US$46.9 million).

On February 21, 2024, we repurchased and repaid, as applicable, additional outstanding principal amounts under the Credit Facility (the “Fourth Quarter 2024 Paydowns”). The Fourth Quarter 2024 Paydowns resulted in an aggregate principal reduction of $31.1 million (US$23.0 million) for a cash payment of $28.0 million (US$20.7 million).

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

On October 16, 2024, we made the Third Quarter 2025 Paydown. The Third Quarter 2025 Paydown resulted in an aggregate principal reduction of $137.7 million (US$100.0 million) for a cash payment of $134.3 million (US$97.5 million).

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

Contractual Obligations and Commitments

Other than changes to our Supreme Cannabis Convertible Debentures and Accretion Debentures, the May 2024 Convertible Debenture, the CBI Note, the First Quarter 2025 Paydowns, the Second Quarter 2025 Paydown, the Third Quarter 2025 Paydown, the Lease Renegotiation and certain agreements entered into in connection with the Reorganization, the Reorganization Amendments and the Additional Reorganization Amendments, as described above under “Recent Developments”, there have been no material changes to our contractual obligations and commitments from the information provided in the MD&A section in the Annual Report.

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

Impairment of goodwill

We do not believe that an event occurred or circumstances changed during the third quarter of fiscal 2025 that would, more likely than not, reduce the fair value of the Storz & Bickel reporting unit below its carrying value. Therefore, we concluded that the quantitative goodwill impairment assessment was not required for the Storz & Bickel reporting unit at December 31, 2024. The carrying value of goodwill associated with the Storz & Bickel reporting unit was $44,093 at December 31, 2024.

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

A hypothetical 10% change in the U.S. dollar against the Canadian dollar compared to the exchange rate at December 31, 2024, would affect the carrying value of net assets by approximately $9.4 million, with a corresponding impact to the foreign currency translation account within accumulated other comprehensive income (loss). A hypothetical 10% change in the euro against the Canadian dollar compared to the exchange rate at December 31, 2024, would affect the carrying value of net assets by approximately $20.5 million, with a corresponding impact to the foreign currency translation account within accumulated other comprehensive income (loss).

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

Interest rate risk

Our cash equivalents and short-term investments are held in both fixed-rate and adjustable-rate securities. Investments in fixed-rate instruments carry a degree of interest rate risk. The fair value of fixed-rate securities may be adversely impacted due to a rise in interest rates. Additionally, a falling-rate environment creates reinvestment risk because as securities mature, the proceeds are reinvested at a lower rate, generating less interest income. As at December 31, 2024, our cash and cash equivalents, and short-term investments consisted of $32.7 million in interest rate sensitive instruments (March 31, 2024 – $88.0 million).

Our financial liabilities consist of long-term fixed rate debt and floating-rate debt. Fluctuations in interest rates could impact our cash flows, primarily with respect to the interest payable on floating-rate debt.

	Aggregate Notional Value		Fair Value		Decrease in Fair Value - Hypothetical 1% Rate Increase
	December 31, 2024	March 31, 2024	December 31, 2024	March 31, 2024	December 31, 2024	March 31, 2024
Promissory note	$-	$100,000	$-	$89,224	$-	$(523)
Fixed interest rate debt	99,356	38,186	N/A	N/A	N/A	N/A
Variable interest rate debt	360,481	469,819	N/A	N/A	N/A	N/A

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

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On January 18, 2024, a follow-on derivative shareholder lawsuit, captioned Press v. Schmeling et al., was filed in the Supreme Court of the State of New York by ostensible shareholder Denise Press on behalf of Canopy Growth against the Company’s directors and certain of its officers alleging misstatements and omissions regarding revenue attributed to BioSteel Canada and the Company’s internal controls over accounting and financial reporting. The complaint asserts claims for breach of fiduciary duties, gross mismanagement, waste of corporate assets, unjust enrichment, and insider trading, and seeks damages, attorneys’ fees and costs, and equitable relief. On November 25, 2024, the court issued an order discontinuing the case without prejudice pursuant to a voluntary discontinuance filed by the plaintiff on November 21, 2024.

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

The Company denies any alleged misconduct and liability for each of the claims asserted in the above-noted Court proceedings, believes that the defendants/respondents have meritorious defenses to the claims, and expects to vigorously defend the claims, although the Company cannot predict when or how they will be resolved or estimate what the potential loss or range of loss would be, if any.

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

Acreage’s financial statements express doubt about its ability to continue as a going concern, which could have a negative impact on Canopy USA’s business, financial results and operations and have an adverse impact on the Company’s United States strategy, and, ultimately, the Company’s financial results and operations, and, in the event Acreage cannot satisfy its debt obligations as they become due, the Acquired Debt may not be repaid and the Company may lose the entirety of its investment.

Acreage’s publicly available financial statements as of and for three and nine months ended September 30, 2024 filed with the SEC on November 14, 2024 (“Acreage’s September 30, 2024 Financial Statements”) express doubt about Acreage’s ability to continue as a going concern. In particular, Acreage’s September 30, 2024 Financial Statements state: “[Acreage] had an accumulated deficit as of September 30, 2024, as well as a net loss and negative cash flow from operating activities for the nine months ended September 30, 2024. These factors raise substantial doubt about [Acreage]’s ability to continue as a going concern for at least one year from the issuance of these financial statements.” In the event Acreage is unable to continue as a going concern, this would have a negative impact on Canopy USA’s business, financial results and operations and have an adverse impact on the Company’s United States strategy, and, ultimately, the Company’s financial results and operations.

On June 3, 2024, the Company closed the Debt Acquisition pursuant to the credit agreement dated as of December 16, 2021, as amended by the first amendment to credit agreement dated as of on October 24, 2022, and the second amendment to credit agreement dated as of April 28, 2023. The Company entered into various agreements in connection with the Debt Acquisition in order to, among other things, acquire the Acquired Debt in exchange for US$69.8 million in cash and the release of approximately US$30.1 million that was held in escrow pursuant to the Option Agreement.

As of December 31, 2024, an aggregate principal amount of approximately US$171 million was outstanding pursuant to the Second ARCA, of which approximately US$106 million is owing to the Company and such amount is subordinate to approximately US$65 million owed to the Other Lender.

In view of the foregoing, Acreage’s continuation as a going concern is dependent upon its continued operations, which in turn is dependent upon, among other things, Acreage’s ability to meet its financial requirements. There is no assurance that Acreage will be successful in its plans to fund its operations and debt obligations as they become due and payable, which for greater certainty includes its debt obligations in favor of the Company in connection with the Acquired Debt. In addition, should an event of default occur under the Second ARCA, the portion of the Acquired Debt owing to the Other Lender would rank in priority to the portion of the Acquired Debt owing to the Company. Accordingly, in the event Acreage cannot satisfy its debt obligations as they become due, the Acquired Debt may not be repaid and the Company may lose the entirety of its investment. In addition, Acreage may be required to terminate or significantly curtail its operations or enter into arrangements with third parties that may require Acreage to relinquish rights to certain aspects of its business and/or dispose of certain assets, which would have a negative impact on Canopy USA’s business, financial results and operations and have an adverse impact on the Company’s United States strategy, and, ultimately, the Company’s financial results and operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(c) of Regulation S-K.

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

10.1#

Employment Agreement, effective as of November 26, 2024, by and between Canopy Growth Corporation and Luc Mongeau (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 26, 2024).

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

CANOPY GROWTH CORPORATION

Date: February 7, 2025	By:	/s/ Luc Mongeau
Luc Mongeau
Chief Executive Officer (Principal Executive Officer)

Date: February 7, 2025	By:	/s/ Judy Hong
Judy Hong
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)