Form 10-K
period 2025-03-31
Canopy Growth Corp
filed 2025-05-30
CIK 1737927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $452 million as of September 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the closing sale price of the common shares on The Nasdaq Global Select Market on that date.

As of May 28, 2025, there were 185,192,210 common shares of the registrant outstanding and 26,261,474 non-voting and non-participating exchangeable shares of the registrant outstanding which are convertible at any time, at the option of the holder, into common shares of the registrant on a one for one basis.

Unless otherwise noted or the context indicates otherwise, references in this Annual Report on Form 10-K (“Form 10-K”) to the “Company,” “Canopy Growth,” “we,” “us” and “our” refer to Canopy Growth Corporation, its direct and indirect wholly-owned subsidiaries and investments accounted for by the equity method; the term “cannabis” means the plant of any species or subspecies of genus Cannabis and any part of that plant, including all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers; and the term “hemp” has the meaning given to such term in the U.S. Agricultural Improvement Act of 2018 (the “2018 Farm Bill”), including hemp-derived cannabidiol (“CBD”).

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

All currency amounts in this Form 10-K are stated in Canadian dollars, which is our reporting currency, unless otherwise noted. All references to “dollars” or “C$” are to Canadian dollars and all references to “US$” are to U.S. dollars.

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

Forward-looking statements include, but are not limited to, statements with respect to:

•
laws and regulations and any amendments thereto applicable to our business and the impact thereof, including uncertainty regarding the application of U.S. state and federal law to cannabis and hemp (including CBD) products and the scope of any regulations by the U.S. Food and Drug Administration (the “FDA”), the U.S. Drug Enforcement Administration (the “DEA”), the U.S. Federal Trade Commission (the “FTC”), the U.S. Patent and Trademark Office, the U.S. Department of Agriculture (the “USDA”) and any state equivalent regulatory agencies over cannabis and hemp (including CBD) products;
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
•
the issuance of additional common shares of the Company (each whole share, a “Canopy Share” or a “Share”) to satisfy any deferred and/or option exercise payments to the shareholders of Wana (as defined below) and Jetty and the issuance of additional Non-Voting Shares (as defined below) issuable to us from Canopy USA in consideration thereof;
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

By their nature, forward-looking statements are subject to inherent risks and uncertainties that may be general or specific and which give rise to the possibility that expectations, forecasts, predictions, projections or conclusions will not prove to be accurate, that assumptions may not be correct and that objectives, strategic goals and priorities will not be achieved. A variety of factors, including known and unknown risks, many of which are beyond our control, could cause actual results to differ materially from the forward-looking statements in this Form 10-K and other reports we file with, or furnish to, the Securities and Exchange Commission (the “SEC”) and other regulatory agencies and made by our directors, officers, other employees and other persons authorized to speak on our behalf. Such factors include, without limitation, our limited operating history; our ability to continue as a going concern; risks that we may be required to write down intangible assets, including goodwill, due to impairment; the adequacy of our capital resources and liquidity, including but not limited to, availability of sufficient cash flow to execute our business plan (either within the expected timeframe or at all); our ability to maintain an effective system of internal control; the diversion of management time on matters related to Canopy USA; the risks that the Trust’s future ownership interest in Canopy USA is not quantifiable, and the Trust may have significant ownership and influence over Canopy USA; the risks related to the financial statements of Acreage Holdings, Inc. (“Acreage”) expressing doubt about its ability to continue as a going concern; the risks in the event that Acreage cannot satisfy its debt obligations as they become due; risks related to finalization of the consideration payable by us for the acquisition by Canopy USA of the remaining interests in Jetty; volatility in and/or degradation of general economic, market, industry or business conditions; risks relating to the overall macroeconomic environment, which may impact customer spending, our costs and our margins, including tariffs (and related retaliatory measures), the levels of inflation, interest rates and trade policy; risks relating to the evolving regulatory landscape in the United States; risks relating to our current and future operations in emerging markets; compliance with applicable environmental, economic, health and safety, energy and other policies and regulations and in particular health concerns with respect to vaping and the use of cannabis products in vaping devices; risks and uncertainty regarding future product development; changes in regulatory requirements in relation to our business and products; our reliance on licenses issued by and contractual arrangements with various federal, state and provincial governmental authorities; inherent uncertainty associated with projections; future levels of revenues and the impact of increasing levels of competition; third-party manufacturing risks; third-party transportation risks; our exposure to risks related to an agricultural business, including wholesale price volatility and variable product quality; changes in laws, regulations and guidelines and our compliance with such laws, regulations and guidelines; risks relating to inventory write downs; risks relating to our ability to refinance debt as and when required on terms favorable to us and to comply with covenants contained in our debt facilities and debt instruments; risks associated with jointly owned investments; our ability to manage disruptions in credit markets or changes to our credit ratings; the success or timing of completion of ongoing or anticipated capital or maintenance projects; risks related to the integration of acquired businesses; the timing and manner of the legalization of cannabis in the United States; business strategies, growth opportunities and expected investment; counterparty risks and liquidity risks that may impact our ability to obtain loans and other credit facilities on favorable terms; the potential effects of judicial, regulatory or other proceedings, litigation or threatened litigation or proceedings, or reviews or investigations, on our business, financial condition, results of operations and cash flows; risks associated with divestment and restructuring; the anticipated effects of actions of third parties such as competitors, activist investors or federal, state, provincial, territorial or local regulatory authorities, self-regulatory organizations, plaintiffs in litigation or persons threatening litigation; consumer demand for cannabis and hemp products; the implementation and effectiveness of key personnel changes; risks related to stock exchange restrictions; risks related to the protection and enforcement of our intellectual property rights; the risks related to our exchangeable shares (the “Exchangeable Shares”) having different rights from Canopy Shares and there may never be a trading market for the Exchangeable Shares; future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses; and the factors discussed under the heading “Risk Factors” in this Form 10-K. Readers are cautioned to consider these and other factors, uncertainties and potential events carefully and not to put undue reliance on forward-looking statements.

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
•
We are in the early stages of developing global infrastructure in a new industry and therefore we are subject to many risks common in developing companies.
•
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
•
The anticipated benefits of the strategy involving Canopy USA may not be realized and the fair value of our equity method investment in Canopy USA is volatile.
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

•
As a result of self-reporting the BioSteel Review (as defined below), the Company is the subject of a regulatory investigation and inquiry in connection with the BioSteel Review, and it cannot predict the timing of developments, and any adverse outcome of these continuing matters could have a material adverse effect on the Company.
•
In the event Acreage cannot satisfy its debt obligations as they become due, the Acquired Debt (as defined below) may not be repaid and the Company may lose the entirety of its investment.
•
The price of the Canopy Shares has been and may continue to be highly volatile.
•
We are subject to other risks generally applicable to our industry and the conduct of our businesses.

Item 1. Business.

Our Vision and Purpose

Our vision is to unleash the power of cannabis to improve lives. As one of the first publicly traded, licensed cannabis producers in the world, our vision comes to life by harnessing the power of the plant, building a global cannabis company, and fostering a purpose-driven atmosphere for our employees. We are a collective of dynamic and engaged leaders, united by a passion for cannabis, focused on delighting our consumers and medical cannabis patients while creating value for our stakeholders and one another.

Canopy Growth is a world-leading cannabis company which produces, distributes, and sells a diverse range of cannabis and cannabis-related products. Cannabis products are principally sold for adult-use and medical purposes under a portfolio of distinct brands in Canada pursuant to the Cannabis Act, SC 2018, c 16 (the “Cannabis Act”), and globally pursuant to applicable international legislation, regulations, and permits.

Our core operations are in Canada, Germany and Australia and we hold a significant non-controlling, non-voting interest in Canopy USA, an entity that participates in the sale of cannabis and hemp derived products in the United States. Our branded product portfolio includes multiple cannabis formats, such as high-quality dried flower, pre-rolled joints (“PRJ”), oils, softgel capsules, and edibles including gummies, as well as industry-leading vaporizer devices designed to meet the needs of consumers worldwide.

Our vision is shaped by our principal values, and these values drive our organization through:

•
Responsible Corporate Citizenship: We are serious about our responsibility to lead with purpose and show how cannabis can be a force for positive change. This is why we incorporate robust and stringent product safety measures and responsible-use education initiatives designed to create and sustain better places to live and work together.
•
Engaged Leadership: We depend on the shared purpose, passion and leadership of world-class talent. We strive to live and lead by example by creating equity in our talent processes and encouraging an inclusive environment for all. Our guiding principles – own it, listen and share, catch people doing things right, grow good together and shatter barriers – keep us connected to each other and to the shared goals that are bigger than ourselves.

Our Company

Canopy Growth was incorporated pursuant to the Canada Business Corporations Act on August 5, 2009 and our common shares are listed and trade on both the TSX and The Nasdaq Global Select Market.

We are driven by an unwavering commitment to providing our consumers with the best possible experiences rooted in our vision of unleashing the power of cannabis to improve lives. From product and process innovation to market execution, we are driven by a commitment to drive the industry forward.

We were among the first companies to be permitted to cultivate and sell legal cannabis in Canada. Today, we supply high-quality medical cannabis products to patients in Canada, Europe, and Australia. We seek to continuously develop initiatives designed to help patients and consumers safely, effectively, and responsibly use cannabis.

We act upon our values by advancing community engagement where we have an active employee presence or operational footprint. This includes:

•
Fostering employee volunteerism opportunities through Canopy ‘Days of Giving’ program which provided employees with paid time off to volunteer and giveback in their communities with charity organizations of their choice; and
•
Hosting workplace fundraising events throughout the year in support of a range of grass-roots community support organizations.

Today, we are a leader in the medical and adult-use cannabis markets in Canada where we offer a broad portfolio of brands and products and continue to expand our portfolio to include new innovative cannabis products and formats. Our primary medical brand is Spectrum Therapeutics and we have also launched Canopy Medical, a medical cannabis brand in select international markets. Our curated cannabis product formats include dried flower, PRJ, oil, softgel capsules, edibles including gummies and vapes, as well as a wide range of cannabis accessories including our premier herbal vaporizer devices Storz & Bickel® (collectively with Storz & Bickel GmbH, “Storz & Bickel”).

For adult-use cannabis, we maintain agreements to supply all Canadian provinces and territories with our adult-use products for sale through their established retail distribution systems. Using a consumer-driven approach, we provide a portfolio of diverse products that offer experiences for a wide range of occasions that our consumers seek. Our distinct cannabis brands include Tweed® (“Tweed”), 7ACRES, Maitri, HiWay, Twd., Wana®, Claybourne™, and Deep Space in the adult-use channel.

Our Strategy and Outlook

We aspire to demonstrate how cannabis can be a force to improve lives and communities, and we have defined a clear strategy to bring this ambition to life. Our overall strategy is anchored in our commitment to building beloved consumer brands within an asset-right operating model, which focuses on driving efficiency for the greatest return on asset investment while owning the core capabilities that are critical to long-term sustainable success. We believe that this will enable us to compete more effectively, and lead, in today’s rapidly evolving market.

To achieve our vision, our strategy consists of five pillars:

•
Furthering our Leadership Position with Medical Cannabis Patients Worldwide - We are committed to the high-quality production of medical cannabis products and are equally committed to helping medical professionals confidently prescribe and patients to responsibly use our products. Our unwavering commitment to the safety and effectiveness of our products is a critical strategic imperative which also helps differentiate us in the growing cannabis market. To remain successful, we consistently strive to make significant investments in our operations within Canada and Europe and we are well-positioned to pursue international growth opportunities with our strong medical cannabis brands and distribution networks. We intend to fuel the continued demand for our European Union Good Manufacturing Practices (“EU-GMP”) certified medical grade cannabis internationally with supply from within Europe and from our Canadian EU-GMP certified facility in Kincardine, Ontario. In addition, we will continue to maximize our existing routes to market to further our execution on our international growth plans, while leveraging our cannabis expertise and well-established medical brands.
•
Leadership of Global Vaporization through Storz &Bickel - Vaporization is a consumption method that aligns with the desires of several of our medical cannabis patients and adult-use consumers. With an already extensive product portfolio, our focus is to continue to push for more impactful product innovations that allow for the expansion of new product formats. Like our cannabis, these devices are crafted with the same attention to quality, performance and safety and undergo rigorous manufacturing procedures and certification. While already internationally established, Storz & Bickel is focused on addressing consumer needs in the North American market and intends to continue to deliver its award-winning products to a broader audience.
•
Focusing on Profitable Scale in Adult-Use Cannabis through our Powerhouse Brands Backed by Exceptional Product Quality - The heart of our business is in North America with our roots in Canada and investments in the U.S. Our brand portfolio includes Tweed, Claybourne™, HiWay, 7ACRES, Twd., Wana, and Deep Space in our Canadian adult-use market. As markets continue to evolve, we believe the role of brands will become more prominent in consumers’ desire for trustworthy products that deliver quality and consistency of experience. We are investing in our brands to further our position of leadership in the market and to continually strengthen their relationship with consumers. We understand that the success of our products and brands is only achievable with the support and buy-in of customers. As consumer needs and trends evolve, we are continuing to focus our efforts on product categories with the highest and most tangible profit opportunities that also align to customer needs and consumer desires. At the same time, we are significantly optimizing our wholesale capabilities to ensure that our products have the broadest distribution in our highest profit geographies.
•
Leveraging Our Disciplined “Asset-Right” Model and Power Growth - As the cannabis market continues to rapidly evolve, we remain focused on driving efficiency for the greatest return on asset investments. Our objective is to excel at our own internal manufacturing capabilities by making selective investments in assets that will accelerate returns and secure long-term sustainable profitability. This means we will invest where necessary and continue to leverage local and/or regional suppliers for raw materials to complement our owned operations. We continually and consistently seek to optimize our operating footprint in order to achieve profitability and foster growth while retaining a steadfast commitment to the quality of our products and the integrity of our global supply chain.
•
Unparalleled exposure to the expanding U.S. cannabis market - Unlike other cannabis businesses, our investment in Canopy USA provides a unique opportunity to maximize the value of our previously-held conditional U.S. THC investments. We have an unconsolidated and non-controlling interest in Canopy USA which is, and is expected to continue to be, accounted for as an equity method (fair value) investment until such time as a Stock Exchange Permissibility Date (as defined below) occurs. Canopy USA’s powerhouse brands, Wana and Jetty, establish a foundation for us to participate in the world’s largest and fastest growing cannabis market and to offer our shareholders unique exposure to this market’s growth.

Canopy USA and certain entities over which Canopy USA exercises control (such entities, the “Canopy USA LPs”) currently hold an ownership interest in the following assets, among others:

o
Wana – Canopy USA holds 100% of the membership interests of Wana Wellness, LLC, The Cima Group, LLC, and Mountain High Products, LLC (collectively, “Wana”).
o
Jetty – Canopy USA holds approximately 77% of the shares of Jetty.

o
Acreage – Canopy USA holds 100% of the issued and outstanding shares of Acreage.
o
TerrAscend – the Canopy USA LPs hold an aggregate of 64,564,487 TerrAscend common shares (the “TerrAscend Common Shares”) on an as-converted basis and 22,474,130 TerrAscend Common Share purchase warrants with a weighted average exercise price of $6.07 per TerrAscend Common Share and expiring on December 31, 2032 (the “TerrAscend Warrants”). Assuming full exercise of the TerrAscend Warrants, the Canopy USA LPs will hold an aggregate of 87,038,617 TerrAscend Common Shares on an as-converted basis assuming conversion of the TerrAscend exchangeable shares (the “TerrAscend Exchangeable Shares”) held by the Canopy USA LPs.

See “Risk Factors – Our expansion plans into the United States rely upon the continued operations and success of Canopy USA and its subsidiaries and the anticipated benefits of the strategy involving Canopy USA is uncertain and may not be realized; and the fair value of our equity method investment in Canopy USA is volatile” under Item 1A of this Form 10-K.

Our Brands and Products

Cannabis Products

We produce and sell a wide range of cannabis products, including dried cannabis flower, PRJ, extracts and concentrates, edibles including gummies and vapes in Canada and other locations where legally permissible to do so. Our cannabis products are sold both in the direct-to-patient markets for medicinal use, as well as in the adult-use market following the enactment of the Cannabis Act in Canada and the amendments thereto which provided for the legalization and regulation of cannabis products beyond cannabis flower and cannabis oils, to include products such as beverages, edibles including gummies and vapes (collectively, “Cannabis 2.0”). Our cannabis products are sold under a variety of brand names described under “Brand Portfolio” below and are intended to position us as a leader in both the medical and adult-use markets.

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
•
Cannabis Edibles: This category includes a range of ingestible products including gummies. We are the exclusive Canadian licensees of the Wana gummies, one of North America’s leading cannabis edible brands. Wana prides itself on consistency, quality, and cannabis-free taste in addition to a range of products with accelerated onset. Wana gummies are available in a range of cannabinoid ratios and values, and class-specific terpene formulations. Current products offer a discreet and dosable cannabis experience and are available in a variety of flavors and sizes. We continue to view the edibles category as one of the major long term growth drivers within the cannabis industry and believe we are well positioned to compete for leadership with Wana as our central edibles brand.
•
Cannabis Vapes: Our vapes are designed to bring effective and reliable technology to the vaping category. Our “510” vape concentrate cartridges and all-in-one vape devices are available in a variety of Tweed and 7ACRES strains, with a range of THC and CBD levels. Our vapes are tamper-resistant, adhere to Health Canada’s regulations and we are continually reviewing and testing all inputs to ensure the highest quality and reliability of cannabinoids, terpenes and tamper-resistance features. Our vape cartridges are tested to the FDA standard for leachability to ensure the reduction of heavy metals and contaminants leaching into the extract. Our all-in-one vape products are produced using UL 8139 or equivalent Certified Safe Manufacturing standards which evaluate the safety of the integrated systems of a vape device and safety features and mechanisms that protect the user from harm when using the device. All of our vape battery cells are certified to UL 1642 or an equivalent safety standard.

Devices and Delivery Technology

In addition to the vape pens and cartridge products that we offer in the legal cannabis market in Canada, through Storz & Bickel we manufacture and sell medical cannabis vaporizer devices as well as dry herb vaporizers for recreational purposes. Storz & Bickel operates in an internationally certified facility dedicated to manufacturing medical devices. The certified medical vaporizers and dry herb vaporizers are exported to over 100 markets around the world. Storz & Bickel currently holds registrations to sell their medical devices Volcano Medic 2, and Mighty+ Medic in Australia, Canada, the European Union, Israel, Switzerland, and the United Kingdom and meet the country specific requirements including, but not limited to, electrical safety, biocompatibility, usability, as well as clinical performance and general safety. The Storz & Bickel dry herb vaporizers are crafted with the same attention to performance and safety as their medical devices and they undergo rigorous manufacturing procedures and are either TÜV Süd-certified or UL listed (UL8139).

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

Brand Portfolio

Our diverse brand portfolio enables us to effectively reach a broad spectrum of consumers for a variety of needs and occasions throughout their day – whether for adult-use or for medical purposes. Our product portfolio consists of Adult-Use Brands, Medical Brands, and Devices - as well as brands that we license from others, referred to as our “Affiliated Brands” below.

Adult-Use Brands	Devices
Tweed is our flagship cannabis brand that proudly offers a wide range of easy to enjoy cannabis products across dried flower, pre-rolls, vapes, oils, softgels, and beverages.	Storz & Bickel	Based in Tuttlingen, Germany, Storz & Bickel are designers and manufacturers of medically approved herbal vaporizers, most notably the Volcano Medic 2 and the Mighty+ Medic.
7ACRES is a cannabis brand that appeals to the senses through thoughtfully selected aromatic cultivars and experiences. Offerings include flower, pre-rolls, vape, beverages and concentrates.	Affiliated Brands

Deep Space is a line of bold-flavored cannabis-infused soft drink beverages adding rocket-fuel to your space adventure with the maximum allowed 10mg THC per can. Looking for more fuel? Deep Space Propulsion offers 10mg THC, 10mg CBG and 30mg of naturally occurring caffeine per can.

Wana is one of North America's leading edibles brand that prides itself on consistency, quality and seriously great tasting gummies.
HiWay is a value brand that offers a variety of products, including dried flower, pre-rolls, and vapes at a convenient price point and level of trusted quality that our consumers rely on.		Claybourne™ is a California-based cannabis brand established in 2017, known for producing high-quality products with a focus on consistent, detail-oriented cultivation and processing.
Maitri is a Québec-centric brand focused on expertly-cultivated cannabis strains that are dominant in THC. Designed to bring the natural beauty of the province into your home.
Twd. is a simple brand with affordable, high-quality options that make shopping for cannabis easy. Offerings include flower, pre-rolls and oil.
Medical Brands

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

Medical

Under the Cannabis Act, license holders are able to sell medical cannabis through the mail to registered patients. Through the Spectrum Therapeutics website, patients who have registered with Spectrum Therapeutics are able to purchase products online and have them shipped directly to the address indicated on their registration document.

We have developed several programs to improve access to medical cannabis for authorized patients. First, we provide an income-tested compassionate pricing program whereby eligible low-income patients may obtain a 20% discount on regular prices of medical cannabis. We also have multiple offerings for veterans of the Canadian Armed Forces, including a team of customer care agents dedicated to assisting veterans with registration, ordering and insurance coverage; pre-approval and direct billing of Veterans Affairs Canada (“VAC”) to ensure uninterrupted access to medication as well as full coverage (through VAC) of all cannabis products offered in our online Spectrum Therapeutics medical shop. Veterans do not have to pay out of pocket for any product; and can access special offers on our Storz & Bickel devices. For non-veterans, we also provide support through our customer care team to help patients identify if their medication is covered under the growing number of private health plans that have a medical cannabis component.

In our effort to drive awareness of our products and services, we work closely with patient educators of specialty medical cannabis clinics and continue to hold community events (to the extent allowable within the regulatory environment) to build relationships and education on the offerings from Spectrum Therapeutics.

Adult-Use

Our cannabis cultivation operations are focused in two facilities, our hybrid greenhouse facility in Kincardine, Ontario and the DOJA greenhouse facility in Kelowna, British Columbia. We believe that the capacity in the Kincardine facility and the DOJA facility, as well as externally sourced low cost cannabis flower supply, can meet the current demand for dried flower across our entire house of brands. Further, the receipt of EU-GMP certification at the Kincardine facility enables us to continue exporting certified medical cannabis to medical markets in Europe and Australia.

Our licensed operational capacity in Canada includes advanced manufacturing capability for oil and softgel encapsulation, PRJ (infused and non-infused) and hash production, which is primarily completed at our Smiths Falls, Ontario manufacturing facility. Through our in-house manufacturing capabilities of cannabis products, we can process and package bulk cannabis flower, whether internally or externally sourced, into high-quality cannabis flower products. Our remaining products are manufactured through an adaptive third-party sourcing model for all vapes, edibles and extracts. We are confident that our production and manufacturing capabilities and know-how are sufficient to meet the diverse needs of our adult-use and medical cannabis consumers in Canada.

Global Operations

In recent years, the actions of governments around the world have signaled a significant change in attitudes towards cannabis and have either formally legalized medical cannabis access, or established government efforts to explore the legalization of medical cannabis access. Therefore, opportunities continue to exist for us to operate in jurisdictions where governments have established, or are actively moving towards, a legal framework. To support our continued push toward profitability, and to continue to seize growth opportunities in the global markets, we have reduced investment and concentrated our operational footprint in incubator markets in favor of using our resources to broaden partnerships in markets where we can operate via third parties with local expertise. Our purpose is to grow our global medical cannabis portfolio profitably. Our present market approach remains focused on supporting immediate revenue and establishing us as a leader in these markets, as permitted by local law and regulations.

Europe

Canopy Growth’s production and distribution facility in Europe is in Sankt Leon-Rot, Germany. Our Canopy Medical and Spectrum Therapeutics brands continue to serve this medical market with operations in Germany and Poland. Our European medical cannabis business operates in accordance with the specific regulatory framework in place in the relevant jurisdictions, including supplying EU-GMP as applicable to medical cannabis products.

In addition to medical cannabis, our operations in Europe also include Storz & Bickel, the award-winning manufacturers of vaporizers and related accessories. The corporate offices and production facility of Storz & Bickel are located in Tuttlingen, Germany where we are focused on the production of the CRAFTY®, VENTY®, PLENTY® and MIGHTY+® and the classic VOLCANO®.

United States

We are not considered a U.S. Marijuana Issuer (as defined in the Canadian Securities Administrators Staff Notice 51-352 – Issuers with U.S. Marijuana-Related Activities (the “Staff Notice”) nor do we have material ancillary involvement in the U.S. cannabis industry in accordance with the Staff Notice. While we have an interest in Canopy USA, which is a platform that is intended to enable such U.S.-based companies that may themselves participate in the U.S. cannabis market to operate, the transaction structure was intended to ensure that we do not violate the federal laws of the United States respecting cannabis and do not allow us to participate in cannabis activities in the United States or direct the activities of Canopy USA. Where a non-controlled affiliate has expressed an intent to enter the U.S. cannabis market, we have taken steps to insulate ourselves from all economic and voting interests. See “Business – Our Company – Canopy USA” and “Business – Government Regulation – U.S. Regulatory Framework” for further discussion.

Australia and New Zealand

Early in fiscal 2018, we launched our Australian operations and Spectrum Therapeutics began selling medical cannabis to doctors prescribing its products. Spectrum Therapeutics continues to support Australian medical patients through imported products. Additionally, Storz & Bickel medical devices, notably the MIGHTY+®, is also available to patients in Australia. The MIGHTY+ is listed on the Australian Register of Therapeutic Goods since 2019.

For medical devices to be legally supplied in New Zealand, they must be notified to the New Zealand Medicines and Medical Devices Safety Authority’s Web Assisted Notification of Devices (“WAND”) database. The Storz & Bickel devices have been notified to the WAND database.

Credit Facility

On March 18, 2021, the Company entered into a term loan credit agreement (the “Credit Agreement”) providing for a five-year, first lien senior secured term loan facility in an aggregate principal amount of US$750.0 million (the “Credit Facility”).

The Company had the ability to obtain up to an additional US$500.0 million of incremental senior secured debt pursuant to the Credit Agreement. Pursuant to the balance sheet actions completed in connection with the Reorganization, on October 24, 2022, the Company entered into agreements with certain of its lenders under the Credit Agreement pursuant to which the Company agreed to purchase in the aggregate US$187.5 million of the principal amount outstanding under the Credit Facility at a discounted price of US$930 per US$1,000 or US$174.4 million in the aggregate. The first payment, which was oversubscribed, in the amount of approximately $117.5 million (US$87.9 million) was made on November 10, 2022 to reduce the principal indebtedness under the Credit Facility by approximately $126.3 million (US$94.4 million). The second payment of approximately $116.8 million (US$87.2 million) was made on April 17, 2023 to reduce principal indebtedness under the Credit Facility by approximately $125.6 million (US$93.8 million). Additionally, on October 24, 2022, the Company and certain of its lenders agreed to make certain amendments to the Credit Agreement which, among other things, resulted in: (i) a reduction to the minimum liquidity covenant to no less than US$100.0 million following completion of the second principal repurchase on April 17, 2023; (ii) certain changes to the application of net proceeds from asset sales; (iii) the establishment of a new committed delayed draw term credit facility in an aggregate principal amount of US$100.0 million; and (iv) the elimination of the additional US$500.0 million incremental term loan facility.

On July 13, 2023, as part of the Company's balance sheet deleveraging initiatives, the Company entered into agreements with certain of its lenders under the Credit Agreement pursuant to which certain additional amendments were made to the Credit Agreement (the Credit Agreement, as amended as of July 13, 2023, is referred to herein as the "Amended Credit Agreement"). The Amended Credit Agreement required the Company to prepay or repurchase principal indebtedness under the Credit Facility in an amount equal to the US dollar equivalent of $93.0 million at a discounted price of US$930 per US$1,000 (the "July 2023 Paydown"). In addition, the Amended Credit Agreement requires the Company to apply certain net proceeds from asset sales to prepay or repurchase principal indebtedness under the Credit Facility and receive principal reductions at, in certain circumstances, a discounted price of US$950 per US$1,000. The Amended Credit Agreement also includes, among other things, amendments to the minimum liquidity covenant such that the US$100.0 million minimum liquidity covenant ceased to apply concurrently with the July 2023 Paydown. The Company made the July 2023 Paydown on July 21, 2023.

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

On February 21, 2024, the Company repurchased additional outstanding principal amounts under the Credit Facility (the "Fourth Quarter 2024 Paydown"). The Fourth Quarter 2024 Paydown resulted in an aggregate principal reduction of $31.1 million (US$23.0 million) for a cash payment of $28.0 million (US$20.7 million).

On April 29, 2024 and June 28, 2024, the Company repurchased additional outstanding principal amounts under the Credit Facility (the “First Quarter 2025 Paydowns”). The First Quarter 2025 Paydowns resulted in an aggregate principal reduction of $11.2 million (US$8.2 million) for a cash payment of $11.2 million (US$8.2 million)

On August 8, 2024, the Company entered into an amendment (the “Amending Agreement”) with all of the lenders to the Credit Facility under the Credit Agreement dated March 18, 2021, as amended on October 24, 2022 and July 13, 2023, among the Company and 11065220 Canada Inc., as borrowers, the lenders party thereto and Wilmington Trust, National Association, as administrative and collateral agent. Pursuant to the terms of the Amending Agreement, the maturity date of the Credit Facility was extended to December 18, 2026 and a mandatory US$97.5 million prepayment of the Credit Facility at 97.5% of par thereby reducing the outstanding amount of the Credit Facility by US$100.0 million was required to be made by December 31, 2024. In addition, the Amending Agreement provided for a further extension to the maturity date of the Credit Facility to September 18, 2027 if an optional prepayment on the same terms was made on or before March 31, 2025 (the “Optional Prepayment”). The Amending Agreement also includes changes to certain negative covenants, repayment provisions in the event of divestitures and events of default.

Through August 8, 2024, the Credit Facility matured on March 18, 2026 and through December 26, 2023, had an interest rate of LIBOR + 8.50%. After August 8, 2024, the Credit Facility matured on December 18, 2026, and after December 26, 2023, interest on amounts outstanding under the Credit Facility is calculated at either the applicable prime rate plus 7.50% per annum, subject to a prime rate floor of 2.00%, or adjusted term SOFR plus 8.50% per annum, subject to an adjusted term SOFR floor of 1.00%. The Company’s obligations under the Credit Facility are guaranteed by material wholly-owned Canadian and U.S. subsidiaries of the Company. The Credit Facility is secured by substantially all of the assets of the Company and its material wholly-owned Canadian and U.S. subsidiaries, including material real property. The Amended Credit Agreement contains representations and warranties, and affirmative and negative covenants.

On September 27, 2024, the Company repurchased additional outstanding principal amounts under the Credit Facility (the “Second Quarter 2025 Paydown”). The Second Quarter 2025 Paydown resulted in an aggregate principal reduction of $1.1 million (US$0.9 million) for a cash payment of $1.1 million (US$0.9 million).

On October 16, 2024, the Company made an early prepayment under the Credit Facility in an aggregate principal amount equal to $137.7 million (US$100.0 million) of the principal amount outstanding thereunder at a discounted price of $134.3 million (US$97.5 million) (the “Third Quarter 2025 Paydown”). Pursuant to the Amending Agreement, the US$100.0 million prepayment of the Credit Facility was required to be made by December 31, 2024.

On March 31, 2025, the Company made the Optional Prepayment and, as a result, the maturity date under the Credit Agreement was extended to September 18, 2027. The Optional Prepayment resulted in an aggregate principal reduction of $143.9 million (US$100.0 million) for a cash payment of $140.3 million (US$97.5 million).

ATM Programs

On June 6, 2024, the Company established an at-the-market equity program that allowed it to issue and sell up to US$250 million of Canopy Shares to the public from time to time at the Company’s discretion (the “June 2024 ATM Program”) pursuant to an equity distribution agreement (the “2024 Equity Distribution Agreement”) entered into among the Company and BMO Nesbitt Burns Inc., as Canadian agent, and BMO Capital Markets Corp., as U.S. agent (together, the “Agents”).

On February 28, 2025, the Company established a new at-the-market equity program that allows it to issue and sell up to US$200 million of Canopy Shares to the public from time to time at the Company’s discretion (the “February 2025 ATM Program”, and together with the June 2024 ATM Program, the “ATM Programs”) pursuant to an equity distribution agreement (the “2025 Equity Distribution Agreement) entered into among the Company and the Agents. The February 2025 ATM Program will be effective until the earlier of (i) the issuance and sale of all of the Canopy Shares issuable pursuant to the February 2025 ATM Program; (ii) the date on which the Company receives notice from a securities regulatory authority that the Company’s Canadian short form base shelf prospectus dated June 5, 2024 and/or the Company’s registration statement filed with the SEC has ceased to be effective; and (iii) July

5, 2026, unless terminated earlier in accordance with the terms of the 2025 Equity Distribution Agreement. The 2025 Equity Distribution Agreement replaced the 2024 Equity Distribution Agreement.

During the fiscal year ended March 31, 2025, the Company sold 71,044,862 Canopy Shares for gross proceeds of $347.1 million (US$250 million) under the June 2024 ATM Program and 23,169,358 Canopy Shares for gross proceeds of $38.3 million (US$26.7 million) under the February 2025 ATM Program.

Government Contracts

In Canada, we sell cannabis and cannabis products to cannabis control authorities in all of the provinces and territories in Canada (other than Saskatchewan which does not have a central cannabis control authority), where each such cannabis control authority is the sole wholesale distributor and in certain provinces, the sole retailer, of cannabis and cannabis products in the relevant province. We sell these products to the various cannabis control authorities under supply agreements that are subject to terms that allow for renegotiation of sale prices and termination at the election of the applicable cannabis control authority. In particular, the cannabis control authorities may in the future choose to stop purchasing our products, may change the prices at which they purchase our products, may require that we provide them with the lowest purchase price in line with what we offer another third-party, may return our products to us and, in certain circumstances, may cancel purchase orders at any time including after products have been shipped. For the year ended March 31, 2025, we had approximately $101.3 million in gross sales to cannabis control authorities and one cannabis control authority accounted for at least 10% of our net consolidated revenue.

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

Product Safety and Pharmacovigilance

In the interest of patient safety and good pharmacovigilance practices, we have continued to maintain a unique global pharmacovigilance and product safety program to capture, document and evaluate adverse events reported from the worldwide use of our medical cannabis products and our various Canadian adult-use cannabis brands, as well as products sold by Storz & Bickel.

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

Government Regulation

Canadian Regulatory Framework

On October 17, 2018, the Cannabis Regulations under the Cannabis Act came into force (the “Cannabis Regulations”). The Cannabis Regulations set out several classes of licenses that authorized activities in relation to cannabis, including:

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

In December 2023, Health Canada released guidance on cannabis products deliberately made with intoxicating cannabinoids other than delta-9-THC. Health Canada defines “intoxicating cannabinoids” as cannabinoids that bind to and activate the CB1 receptor and the guidance includes a list that currently sets out 9 cannabinoids that qualify, however, that list is subject to Health Canada’s discretion to revise this list as new evidence becomes available about any of the current listed cannabinoids or any other potential intoxicating cannabinoids. This guidance recommends that license holders apply the regulatory controls (including limits on the amount of cannabinoids in certain products) currently applicable to delta-9-THC to all other cannabinoids that Health Canada considers to be “intoxicating cannabinoids” in order to minimize the risks of accidental consumption, overconsumption and adverse effects. This guidance comes at a time when various provincial regulators (such as those in Ontario, British Columbia and Alberta) are actively evaluating whether to permit the sale of or how to evaluate limits on the levels of certain cannabinoids (such as tetrahydrocannabivarin and cannabinol).

On March 12, 2025, the Regulations amending certain regulations concerning cannabis (streamlining of requirements) and the Order Amending Schedule 2 to the Cannabis Act came into force. These amendments are intended to reduce regulatory burden and support diversity and competition in the legal cannabis market while maintaining the public health and public safety objectives of the Cannabis Act.

The amendments include the following:

•
Changes to the scope and presence of security clearance holders with respect to onsite monitoring of activities and destruction of cannabis;
•
Creation of new waste categories and simplification of destruction records;
•
No longer requiring the distribution of “consumer leaflets” to accompany the sale of adult use cannabis in provinces. However, a package insert or leaflet may be included in the packaging of a product;
•
Simplification of the import/export permits and records, the package on dates and the shipment of cannabis both domestically and internationally;
•
Permission to have as many alternate Quality Assurance Persons (“QAPs”) that are required to need to support the business, with clear detail denoting the tasks to be personally performed by the QAP;
•
Increased capacity thresholds to be eligible for micro cultivation, nursery and micro-processing licenses;
•
Simplification of the security measures including introduction detection, secure storage, and motion detection in areas where cannabis is being handled and processed;
•
Packaging simplification to the immediate container for all classes of cannabis products except cannabis seeds;
•
Removal of the requirement to submit a notice of new cannabis product for dried cannabis products;
•
Cultivation license holders may sell pollen to other license holders;
•
Health Canada being granted authority to suspend licenses for contravention of the Cannabis Fees Order;
•
Derivatives may now be produced, exported, sold and processed from plant parts exempted under the Cannabis Act without a license;
•
Pre-rolled dried cannabis no longer has a weight limit (formerly 1g);
•
Ethyl alcohol (up to 10mg per activation) may be used in cannabis extracts intended for inhalation and denatured alcohol many now be used in cannabis topicals;
•
Several consumer focused changes to packaging and labelling requirements, including:
o
Dried cannabis equivalency statement no longer required on the label;

o
Cannabis health warning messages on the label now vary based on the product class and route of ingestion;
o
Removal of the requirement to list the THC and CBD quantities on the label, only total THC and total CBD required;
o
Co-packing for cannabis (dried, fresh, extracts, topicals and edibles) permitted with restrictions on properties and weight of cannabis and THC;
o
Wrapper (if used) on the outer container can now list more than just the THC Symbol;
o
Dried cannabis products may have transparent packaging or packaging with cut-outs;
o
The container and lid/cap can be a different color;
o
Permission to use other images and information on wrappers if require by another act or regulation; and
o
Permission to include product counterfeiting measures such as a barcode or quick response (QR) code; and
•
Removing the requirements to file the annual reports of promotional expenses and activities and key investor reports for publicly traded entities.

European Union Regulatory Framework

While each country in the European Union (“EU”) has its own laws and regulations, many common practices are being adopted relative to the developing and growing medical cannabis market. For example, to ensure quality and safe products for patients, many EU countries only permit the import and sale of medical cannabis from EU-GMP certified manufacturers.

The EU requires adherence to EU-GMP standards for the manufacture of active substances and medicinal products, including cannabis products for medicinal purposes. Therefore, a system for certification of EU-GMP has been implemented, which allows the local competent Authority under the law of the respective EU member state to conduct inspections of manufacturing sites and, if the strict EU-GMP standards are met, to issue a certificate of EU-GMP compliance that is also accepted in other EU member countries.

As of April 1, 2024, the Law on the Controlled Use of Cannabis (Gesetz zum kontrollierten Umgang mit Cannabis, “Cannabis Law”) has led to the partial legalization of non-medicinal cannabis and a regulatory reform of cannabis for medicinal purposes in Germany. In terms of cannabis for medicinal purposes the Medicinal Cannabis Law (Medizinalcannabis-Gesetz), which is part of the Cannabis Law, works in unison with existing pharmaceutical laws and regulations in Europe. For example, the Medicinal Cannabis Law still requires that all cannabis for medicinal purposes must be EU-GMP certified, sold by EU-GMP certified manufacturers and prescribed by a physician. The Cannabis Law also permits the use of non-medicinal cannabis in Germany to a limited extent and its cultivation at home or together in so-called cannabis social clubs, the details of which are set out in the Recreational Cannabis Law (Konsumcannabis-Gesetz). Import of non-medicinal cannabis is not permitted in Germany. Although cannabis as of April 1, 2024 is no longer classified as a narcotic, regardless of whether for medicinal or non-medicinal purposes, cannabis remains a licensed and controlled use product in Germany.

Australia Regulatory Framework

Medicinal cannabis was federally legalized in Australia in 2016 under the Therapeutic Goods Act 1989. While adult-use cannabis is not currently permissible in Australia, the Australian Capital Territory has decriminalized the adult possession of up to 50 grams of cannabis in public. However, selling, supplying, or sharing cannabis remains illegal without federal licensing. The Office of Drug Control grants licenses for the cultivation, production, and manufacture of medicinal cannabis whereas the Therapeutic Goods Administration (“TGA”) regulates medicinal cannabis products and approvals for patient use pursuant to the Therapeutic Goods Act 1989. In addition, the Department of Agriculture, Fisheries, and Forestry manages import and export regulations, including issuing permits for plant materials. We hold the licensing for the registration of our cannabis products as well as the necessary permissions for the import and distribution of sale of medical cannabis in Australia.

With respect to the sale of vaporizers in Australia, the regulations have changed since implementation. On March 1, 2024 the importation of all non-therapeutic vapes or personal importation of all vapes became prohibited by the TGA. Our Storz & Bickel vapes, namely the MEDIC+, is registered as a medical device with the TGA and therefore is not subject to the limitations imposed by the ban.

As therapeutic vapes, the Storz & Bickel devices may still be lawfully supplied by pharmacists and physicians in Australia to patients, provided those vapes continue to meet the relevant applicable regulatory standards set forth by the TGA.

U.S. Regulatory Framework

Thirty-nine states, the District of Columbia, Puerto Rico, the Virgin Islands, Guam, and Northern Mariana have passed legislation or legalized some form of cannabis use for certain medical purposes. Twenty-four of those states, the District of Columbia, Guam, and Northern Mariana, have also legalized cannabis for adults for non-medical purposes (sometimes referred to as adult or recreational use). Eight additional states have legalized forms of low-potency cannabis for select medical conditions. Only three states continue to prohibit cannabis entirely, although one of those states has decriminalized possession of small amounts, leaving only Idaho and Kansas with complete criminalization. Notwithstanding the permissive regulatory environment of cannabis in some states, cannabis other than hemp continues to be categorized as a Schedule I controlled substance under the Controlled Substances Act (21

U.S.C. § 811) (the “CSA”), making it illegal under federal law in the U.S. to cultivate, distribute, or possess cannabis. This means that while state law in certain U.S. states may take a permissive approach to medical and/or adult-use use of cannabis, the CSA may still be enforced by U.S. federal law enforcement officials against citizens and businesses of those states for activity that is legal under state law.

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

In light of limited investigative and prosecutorial resources, the Cole Memorandum concluded that the U.S. Department of Justice (the “DOJ”) should be focused on addressing only the most significant threats related to cannabis. The Cole Memorandum was later rescinded by U.S. Attorney General Jeff Sessions under the Trump Administration. Despite this rescission, the DOJ has not prioritized the enforcement of the CSA’s prohibition on cannabis against cannabis companies complying with the state law and their vendors for over nine years.

On March 11, 2021, Merrick Garland was appointed as U.S. Attorney General. At his confirmation hearing, he said, “It does not seem to me a useful use of limited resources that we have, to be pursuing prosecutions in states that have legalized and that are regulating the use of marijuana, either medically or otherwise.” In April 2022, Attorney General Garland reiterated that prosecuting the possession of cannabis is “not an efficient use” of federal resources, especially “given the ongoing opioid and methamphetamine epidemics” facing the nation. In March 2023, Attorney General Merrick Garland testified in a Congressional hearing that the DOJ was continuing its work on a new memorandum regarding cannabis enforcement. Garland stated that the policy will be “very close to what was done in the Cole memorandum” but was yet to be finalized.

In the 2024 Consolidated Appropriations Act, Congress included a provision, known as the Joyce Amendment (previously the Rohrabacher-Farr Amendment) which prohibited the DOJ from spending funds to interfere with the implementation of state medical cannabis laws until September 30, 2024. The amendment, which had been renewed every year since 2015, has not been extended past its 2024 expiration.

In February 2014, the Financial Crimes Enforcement Network (“FinCEN”) of the U.S. Treasury Department issued a memorandum on Bank Secrecy Act (“BSA”) Expectations Regarding Marijuana-Related Businesses (the “FinCEN Marijuana-Related Guidance”) providing instructions to banks seeking to provide services to cannabis-related businesses. The FinCEN Marijuana-Related Guidance states that in some circumstances, it is permissible for banks to provide services to cannabis-related businesses without risking prosecution for violation of federal money laundering laws. Despite this guidance, under U.S. federal law it may, under certain circumstances, be a violation of federal money laundering statutes for financial institutions to accept any proceeds from cannabis sales or any other Schedule I controlled substances. Banks and other financial institutions could be prosecuted and possibly convicted of money laundering for providing services to U.S. cannabis businesses. Under U.S. federal law, banks or other financial institutions that provide a cannabis business with a checking account, debit or credit card, small business loan or any other service could be found guilty of money laundering or conspiracy. Due to this uncertainty, many U.S. banks and certain Canadian banks are reluctant to transact business with U.S. cannabis companies. While the federal government has not initiated financial crimes prosecutions against state-law compliant cannabis companies or their vendors, the government theoretically could, at least against companies in the adult-use markets. Further, while the FinCEN Marijuana-Related Guidance is presumptively still in effect, FinCEN could elect to rescind the FinCEN Marijuana-Related Guidance at any time.

FinCEN, along with other federal banking regulators, released an interagency statement on Providing Financial Services to Customers Engaged in Hemp-Related Businesses in December 2019 (“FinCEN Hemp Statement”). In June 2020, FinCEN issued further guidance regarding Due Diligence Requirements under the BSA for Hemp-Related Business Customers (“FinCEN Hemp Guidance”). The FinCEN Hemp Statement and FinCEN Hemp Guidance provided financial institutions with anti-money laundering risk considerations for hemp-related businesses to ultimately enhance the availability of financial services for, and the financial transparency of, hemp-related businesses in compliance with federal law. The FinCEN Hemp Statement and FinCEN Hemp Guidance do not replace or supersede the FinCEN Marijuana-Related Guidance.

In 2022, President Biden signed into law the “Medical Marijuana and Cannabidiol Research Expansion Act,” a bipartisan bill aimed at easing restrictions on cannabis research, and the first standalone cannabis reform bill to pass both the House and Senate. Additionally, on October 6, 2022, President Biden issued a presidential proclamation pardoning federal convictions for simple marijuana possession offenses, encouraging state governors to do the same on the state level where permissible, and requesting that the Secretary of Health and Human Services and the Attorney General initiate an administrative process to review cannabis’s Schedule I classification under the CSA. In response to this directive, the U.S. Department of Health and Human Services (the “HHS”) issued a letter to the DEA on August 29, 2023, recommending that cannabis be reclassified as a Schedule III drug under the CSA. President Biden issued an additional proclamation on December 22, 2023 further expanding the list of pardoned offenses under federal law related to marijuana possession.

On May 16, 2024, the DEA issued a proposed rule to reclassify marijuana from its current classification as a Schedule I drug to a Schedule III drug. Schedule III classification represents a moderate to low potential for physical and psychological dependence and reclassification of marijuana from a Schedule I to a Schedule III drug would thereby loosen DEA restrictions. Nonetheless, the DEA has made clear that if reclassification were to take place, the “regulatory controls applicable to Schedule III controlled substances would apply” which includes controls related to the manufacture, distribution, dispensing, and possession of marijuana. Of note, the proposed rule applies only to marijuana as defined in the CSA, i.e., limited to the plant and derivatives of the plant. The proposed rule does not therefore apply to synthetically derived THC or hemp. The comment period to the proposed rule lasted 60 days from its publication in the Federal Register, which was on May 21, 2024. The comment period ended on July 22, 2024, yet the formal rulemaking process remains ongoing. The DEA will publish a final rule after considering all comments and other inputs received during this period. Additional proceedings were originally scheduled to run from January 21 to March 6, 2025. Proceedings in this matter have been postponed pending resolution on an appeal filed by a party in the proceedings.

Multiple legislative reforms related to cannabis and cannabis-related banking have been proposed by the federal government in the United States. Examples include the States Reform Act; the Cannabis Administration and Opportunity Act; the Marijuana Opportunity, Reinvestment and Expungement Act; the Secure and Fair Enforcement Regulation (“SAFER”) Banking Act; the Capital Lending and Investment for Marijuana Businesses Act; H.R. 9702 to amend the Internal Revenue Code of 1986 to allow deductions and credits relating to expenditures in connection with marijuana sales conducted in compliance with state law. On September 27, 2023, the Senate Finance Committee passed the SAFER Banking Act, which would protect financial institutions and other parties accepting money derived from the state-legal cannabis industry by “creat[ing] protections for financial institutions that provide financial services to [state-legal cannabis companies] and service providers for such businesses,” and also explicitly protects insurers. The provisions of the SAFER Banking Act are now pending a Senate floor vote and, if passed in both the Senate and the House, would impact the legal status of financial transactions involving cannabis or state-legal cannabis companies in the following years.

There can be no assurance administrative review of cannabis will result in rescheduling of cannabis under the CSA, or that any of the above pieces of legislation will ultimately be passed into law in the United States in the 119th Congress.

On December 20, 2018, the 2018 Farm Bill was signed into law in the United States. The 2018 Farm Bill, among other things, defines industrial hemp, removes industrial hemp and its cannabinoids, including CBD derived from industrial hemp but excluding THC, from the CSA and allows for industrial hemp production and sale in the United States. The passage of the 2018 Farm Bill has allowed the Corporation to advance its hemp interests in the United States. The United States FDA has retained authority over the addition of hemp-derived CBD and THC to products that fall within the Federal Food, Drug, and Cosmetic Act. So far, the FDA has stated that (a) to date, it has approved only one cannabis-derived drug product (a prescription drug to treat two forms of epilepsy and seizures associated with tuberous sclerosis) and three cannabis-related drug products (synthetically derived products), (b) it has seen only limited data about CBD safety and the data it has seen points to risks that need to be considered before taking CBD for any reason, (c) some CBD products are being marketed with unproven medical claims and are of unknown quality, and (d) it is currently illegal to market CBD by adding it to a food or labeling it as a dietary supplement and existing regulatory pathways for foods and dietary supplements are not appropriate for CBD. Since the passage of the 2018 Farm Bill, the FDA has periodically issued warning letters to CBD companies, which have been primarily sent to companies making unfounded medical claims related to major diseases regarding their products.

In light of the FDA’s statements, courts have found that the FDA’s position on CBD amounts to guidance and have stayed cases until FDA issues final regulations. Some states take the position that CBD products are not legally permitted to be sold, but increasingly, more states are allowing CBD foods, beverages, and supplements to be sold in-state and issuing more comprehensive regulations for the testing and labelling of those products.

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

With the Trump Administration having taken office in January 2025, one of the most anticipated developments is still the potential rescheduling of cannabis from a Schedule I to a Schedule III drug, pending the DEA’s final rule. The Trump Administration has not taken a formal stance on the cannabis issue, though President Trump has indicated support for states’ rights in deciding legalization. The Trump Administration’s pick for U.S. Attorney General, Pam Bondi, has previously opposed cannabis legalization during her time as Florida’s attorney general. Finally, there are several cases pending in the Second, Fourth, and Ninth Circuits challenging state and local cannabis licensure programs as violative of the Dormant Commerce Clause doctrine, which generally restricts states from enforcing policies that impede interstate commerce.

Our objective is to capitalize on the opportunities presented as a result of the changing regulatory environment governing the cannabis industry in the United States. Unless and until the U.S. Congress amends the CSA with respect to medical and/or adult-use cannabis (and as to the timing or scope of any such potential amendments there can be no assurance), there is a risk that federal authorities may enforce current federal law, and the business of these entities may be deemed to be producing, cultivating, extracting, or dispensing cannabis or the Corporation may be considered to be aiding or abetting or otherwise engaging in a conspiracy to commit such acts in violation of the CSA and other federal laws in the United States.

There is a risk that our interpretation of laws, regulations and guidelines, including, but not limited to, the CSA, the associated regulations, various state regulations and applicable stock exchange rules and regulations may differ from those of others, including those of such government authorities, securities regulators and stock exchanges. In addition, we have and will endeavor to cause the entities that we invest in to only conduct business in a state-law compliant manner by including appropriate representations, warranties and covenants in agreements with such entities. Any violation of these terms would result in a breach of the applicable agreement between us and such entity and, accordingly, may have a material adverse effect on our business, operations and financial condition. In particular, we may be required to divest its interest in an entity or risk significant fines, penalties, administrative sanctions, convictions, settlements or delisting from the TSX and/or Nasdaq and there is no assurance that any divestiture will be completed on terms favorable to us or at all.

For these reasons, our interests in the U.S. cannabis market may be subject to heightened scrutiny by regulators, stock exchanges, clearing agencies and other Canadian and U.S. authorities. Please refer to “Risk Factors” under Item 1A of this Form 10-K for further discussion.

We are not considered a U.S. Marijuana Issuer (as defined in the Staff Notice) nor do we have material ancillary involvement in the U.S. cannabis industry in accordance with the Staff Notice. While we have an interest in Canopy USA, which is a platform that is intended to enable such U.S.-based companies that may themselves participate in the U.S. cannabis market to operate, the transaction structure was intended to ensure that we do not violate the federal laws of the United States respecting cannabis and does not allow us to direct the activities of Canopy USA. Where a non-controlled affiliate has expressed an intent to enter the U.S. cannabis market, we have taken steps to insulate ourselves from all economic and voting interests.

Competition

Health Canada issues licenses to cultivate, process and/or sell cannabis under the Cannabis Act. According to the Health Canada website, as of the date of this Form 10-K, 1,032 licenses to cultivate, distribute or sell cannabis have been issued. When considering the competitive landscape for cannabis production, cultivation and sale, each license issued by Health Canada is connected to a specific entity and a specific property, so to commence a new production site, an entity must apply for a new license. Due to the number of licensees in Canada and the limited distribution channels for cannabis products, in the adult-use market, we compete on the basis of quality, price, brand recognition, consistency and variety of cannabis products. We take a similar approach in our strategy towards medical cannabis sales with a distinct focus on physician familiarity to instill confidence in the effectiveness of our medical product portfolio for their patients.

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

Internationally, the capacity of cannabis companies to operate is limited to those countries which have legalized aspects of the production, distribution, sale and use of cannabis. To date, only a limited number of international jurisdictions currently allow the sale of medical cannabis to patients and even fewer have permitted non-medicinal use of cannabis.

Storz & Bickel is subject to its own unique competitive considerations but follows more traditional consumer packaged goods (“CPG”) market challenges than those observed within our primary cannabis activities and product portfolio.

Reportable Segments

We report our financial results for the following four reportable segments:

•
Canada cannabis - includes the production, distribution and sale of a diverse range of cannabis, hemp and cannabis-related products in Canada pursuant to the Cannabis Act and cannabis-related areas such as merchandise and clinics;

•
International markets cannabis - includes the production, distribution and sale of a diverse range of cannabis and hemp products internationally pursuant to applicable international legislation, regulations and permits. Priority markets include medical cannabis in Australia and Europe where the Company offers branded high-quality flower, oil and extract products under our recognized Spectrum Therapeutics and Canopy Medical brands, as well as the Company's Storz & Bickel line of medically approved vaporizers in Australia;
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

We also believe that everyone with a legal right to receive medical cannabis should have access to it, regardless of their income. We provide an income-tested compassionate pricing program, whereby eligible low-income patients can obtain a 20% discount on regular prices. Spectrum Therapeutics was the first in our industry to provide a compassionate pricing program, and today, we have several other programs to improve access to medical cannabis for authorized patients. As of March 31, 2025, there were 7,794 Spectrum Therapeutics patients accessing the compassionate pricing program. We offer support for our veterans of the Canadian Armed Forces, including a team of customer care agents dedicated to assisting veterans with registration, ordering and insurance coverage; pre-approval and direct billing of VAC to ensure uninterrupted access to medication as well as full coverage (through VAC) of all cannabis products offered in our online Spectrum Therapeutics medical shop. Veterans do not have to pay out of pocket for any product; and can access special offers on our Storz & Bickel devices. For non-veterans, we also provide support through our customer care team to help patients identify if their medication is covered under the growing number of private health plans that have a medical cannabis component.

Canadian Adult-Use Market

We are focused on leveraging our capabilities and scale in order to optimize our operating footprint and achieve profitability and growth. Our strategy in Canada includes:

•
Continuing the launch of our portfolio of innovative, consumer-centric, premium-focused adult-use cannabis products, specifically: inhalable cannabis (whole and pre-rolled flower, vape and concentrates), ingestible cannabis (e.g. edible formats like Wana gummies) and cannabis extracts (predominantly oils, softgels and hash) across Canada.
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

International Markets Cannabis

European Medical Cannabis Market

Our primary strategy in the European medical cannabis market is to increase access to our medical cannabis products for patients in countries where it is legally permissible to do so, and to position ourselves as a trusted market leader. We provide raw material supply from our facility in Kincardine, Ontario to supply the European market in addition to entering partnerships with third party suppliers within the European Union.

Spectrum Therapeutics and Canopy Medical produces and distributes a diverse portfolio of medical cannabis products to healthcare practitioners and medical patients in Germany and Poland, and opportunistically where it is legally permissible to do so within Europe. Through our Spectrum Therapeutics and Canopy Medical brands, our strategy supports sales through our medical channels in Europe.

Australian Medical Cannabis Market

We provide raw material supply from our facility in Kincardine, Ontario to supply the Australian market. Medical cannabis patients in Australia can access our global portfolio of products, including Spectrum Therapeutics, as well as our Storz & Bickel line of medically approved vaporizers. Our strategy encompasses continuing the medical sales that began in Australia in May 2019 and supporting Australian patients through imports that are compliant with local regulations including an assortment of cannabis products, including oils, soft gels and flower.

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

Canopy USA

On October 24, 2022, we completed a number of strategic transactions (the “Reorganization”) in connection with the creation of Canopy USA, a U.S.-domiciled holding company wherein, as of October 24, 2022, Canopy USA holds certain U.S. cannabis investments previously held by us.

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

In connection with the Reorganization Amendments, on May 19, 2023, Canopy USA and Huneeus 2017 Irrevocable Trust (the “Trust”) entered into a share purchase agreement (the “Trust SPA”), which sets out the terms of the Trust’s investment in Canopy USA in the aggregate amount of up to US$20 million (the “Trust Transaction”). Agustin Huneeus, Jr. is the trustee of the Trust and is an affiliate of a shareholder of Jetty. Pursuant to the terms of the Trust SPA, the Trust was entitled, subject to certain terms and conditions contained in the Trust SPA, to be issued Canopy USA Common Shares in two tranches with an aggregate value of up to US$10 million along with warrants of Canopy USA to acquire additional Canopy USA Common Shares. In addition, subject to the terms of the Trust SPA, the Trust has also been granted options to acquire additional Voting Shares (as defined in the A&R LLC Agreement) with a value of up to an additional US$10 million and one such additional option includes the issuance of additional warrants of Canopy USA. On April 26, 2024, Canopy USA completed the first tranche closing of the Trust Transaction in accordance with the Trust SPA and pursuant to the Trust SPA, the timeline to complete the second tranche closing has lapsed. As of March 31, 2025, the Trust holds an aggregate 28,571,429 Canopy USA Common Shares and warrants to acquire up to 85,714,284 Voting Shares expiring on April 26, 2031.

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

Following the Reorganization, Reorganization Amendments and Additional Reorganization Amendments, on May 6, 2024, Canopy USA exercised the options (the “Wana Options”) to acquire Wana, a leading cannabis edibles brand in North America, and subsequently closed the transactions to acquire Wana Wellness, LLC and The Cima Group, LLC. On October 8, 2024, Canopy USA closed the acquisition of Mountain High Products, LLC. In addition, Canopy USA exercised the options (the “Jetty Options”) to acquire Lemurian, Inc. (“Jetty”) a California-based producer of high-quality cannabis extracts and pioneer of clean vape technology and subsequently completed the first tranche closing to acquire Jetty. On June 4, 2024, the option to acquire the issued and outstanding Class E subordinate voting shares (the “Fixed Shares”) of Acreage, a leading vertically-integrated multi-state cannabis operator, with its main operations in densely populated states across the Northeast U.S., including New Jersey and New York (the “Acreage Option”) was exercised and on December 9, 2024, Canopy USA completed the acquisition of all of the issued and outstanding Fixed Shares and Class D subordinate voting shares (the “Floating Shares”) of Acreage (the “Acreage Acquisition”). The Canopy USA LPs also hold direct interests in the capital of TerrAscend Corp. (“TerrAscend”), a leading North American cannabis operator with vertically integrated operations and a presence in Pennsylvania, New Jersey, Michigan and California as well as licensed cultivation and processing operations in Maryland.

Canopy USA and the Canopy USA LPs currently hold an ownership interest in the following assets, among others:

•
Wana – Canopy USA holds 100% of the membership interests of Wana.
•
Jetty – Canopy USA holds approximately 77% of the shares of Jetty.
•
Acreage – Canopy USA holds 100% of the issued and outstanding shares of Acreage.

•
TerrAscend – the Canopy USA LPs hold an aggregate of 64,564,487 TerrAscend Common Shares on an as-converted basis and 22,474,130 TerrAscend Warrants. Assuming full exercise of the TerrAscend Warrants, the Canopy USA LPs will hold an aggregate of 87,038,617 TerrAscend Common Shares on an as-converted basis assuming conversion of the TerrAscend Exchangeable Shares held by the Canopy USA LPs.

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

Ownership of U.S. Cannabis Investments

Following the implementation of the Reorganization, the shares and interests in Acreage, Wana and Jetty are held, directly or indirectly, by Canopy USA and the shares and warrants in TerrAscend are held directly by the Canopy USA LPs, and Canopy Growth no longer holds a direct interest in any shares or interests in such entities. Canopy Growth holds non-voting and non-participating shares (the “Non-Voting Shares”) in the capital of Canopy USA and an interest in the Canopy USA LPs. The Non-Voting Shares do not carry voting rights, rights to receive dividends or other rights upon dissolution of Canopy USA. Following the Reorganization Amendments, the Non-Voting Shares are convertible into Class B shares of Canopy USA (the “Canopy USA Class B Shares”), provided that such conversion shall only be permitted following the Stock Exchange Permissibility Date. The Company also has the right (regardless of the fact that its Non-Voting Shares are non-voting and non-participating) to appoint one member to the Canopy USA board of managers (the “Canopy USA Board”).

On October 24, 2022, Canopy USA and the Company also entered into an agreement with, among others, Nancy Whiteman, the controlling shareholder of Wana, which was amended and restated on May 19, 2023 and on April 30, 2024, whereby subsidiaries of Canopy USA agreed to pay additional consideration in order to acquire the Wana Options and the future payments owed in connection with the exercise of the Wana Options were reduced to US$3.00 in exchange for the issuance of Canopy USA Common Shares and Canopy Shares (the “Wana Amending Agreement”). In accordance with the terms of the Wana Amending Agreement, on April 30, 2024, (i) Canopy USA issued 60,955,929 Canopy USA Common Shares and (ii) Canopy Growth issued 1,086,279 Canopy Shares to the shareholders of Wana. The Canopy USA Common Shares issued to Ms. Whiteman, or entities controlled by Ms. Whiteman, are subject to a repurchase right exercisable at any time after April 30, 2027, being the 36 month anniversary of the closing of the transaction contemplated by the Wana Amending Agreement (the “Wana Repurchase Right”) to repurchase all Canopy USA Common Shares that have been issued at a price per Canopy USA Common Share equal to the fair market value as determined by an appraiser. As part of this agreement, Canopy USA has granted Ms. Whiteman the right to appoint one member to the Canopy USA Board and a put right on the same terms and conditions as the Wana Repurchase Right.

As of March 31, 2025, the Trust holds 28,571,429 Canopy USA Common Shares, the shareholders of Wana collectively hold 60,955,929 Canopy USA Common Shares and a wholly-owned subsidiary of the Company holds all of the issued and outstanding Non-Voting Shares in the capital of Canopy USA, representing approximately 84.4% of the issued and outstanding shares in Canopy USA on an as-converted basis.

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

Upon Canopy USA completing the Acreage Acquisition on December 9, 2024, Canopy Growth received additional Non-Voting Shares from Canopy USA in consideration for the issuance of (i) Canopy Shares to the former shareholders of Acreage in accordance with the terms of the Existing Acreage Arrangement Agreement (as defined below) and the arrangement agreement among Canopy Growth, Canopy USA and Acreage, as amended (the “Floating Share Arrangement Agreement”); (ii) Canopy Shares to an eligible participant pursuant to the then existing tax receivable bonus plans of High Street Capital Partners, LLC, a subsidiary of Acreage (“HSCP”); (iii) Canopy Shares in connection with Canopy USA’s acquisition of the minority interests of certain subsidiaries of Acreage; (iv) the issuance of Canopy Shares and warrants to certain securityholders of Acreage in order to satisfy an outstanding liability; and (v) Canopy Shares, warrants and other replacement securities in connection with the Acreage Acquisition.

Until such time as Canopy Growth converts its Non-Voting Shares into Canopy USA Class B Shares following the Stock Exchange Permissibility Date, Canopy Growth will have no economic or voting interest in Canopy USA, Wana, Jetty, TerrAscend, or Acreage. Canopy USA, Wana, Jetty, TerrAscend, and Acreage will continue to operate independently of Canopy Growth.

Acreage Agreements

On June 4, 2024, the Acreage Option was exercised in accordance with the terms of the arrangement agreement dated April 18, 2019, as amended on May 15, 2019, September 23, 2020 and November 17, 2020 (the “Existing Acreage Arrangement Agreement”). Concurrently with the closing of the acquisition of the Fixed Shares pursuant to the exercise of the Acreage Option, on December 9, 2024, the Fixed Shares were issued to Canopy USA upon closing of the Acreage Acquisition. Accordingly, Canopy Growth does not hold any Fixed Shares or Floating Shares. The acquisition of the Floating Shares pursuant to the court-approved plan of arrangement (the “Floating Share Arrangement”) occurred immediately prior to the acquisition of the Fixed Shares pursuant to the Existing Acreage Arrangement Agreement such that 100% of the issued and outstanding shares of Acreage are owned by Canopy USA. For additional details, see “Acreage Acquisition” under Item 7 of this Form 10-K.

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

The Optionor subsequently transferred approximately US$2.2 million of the Acquired Debt to the other Lender (the “Rolling Lender”) and entered into a series of agreements with the Rolling Lender and Acreage, among others, including an amended and restated credit agreement (the “First ARCA”), which provided for, among other things, the Acquired Debt, certain interest payments to be paid-in-kind, revisions to certain financial covenants and, following certain events, an extension to the maturity date thereunder.

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

As of March 31, 2025, the aggregate principal amount owing to the Optionor was approximately US$110 million and the aggregate principal amount owing to the Other Lender was approximately US$65 million. Acreage is currently in default under the Second ARCA and the Lenders have agreed to forebear exercising any remedies with respect to such default until June 1, 2025 while the parties discuss potential solutions, including a potential debt extension. If an event of default continues to occur under the Second ARCA after June 1, 2025, the portion of the Acquired Debt owing to the Other Lender would rank in priority to the portion of the Acquired Debt owing to the Company. See “Risk Factors – Risks related to Canopy USA – Acreage’s last publicly available financial statements expressed doubt about its ability to continue as a going concern, which could have a negative impact on Canopy USA’s business, financial results and operations and have an adverse impact on the Company’s U.S. strategy, and, ultimately, the Company’s financial results and operations, and, in the event Acreage cannot satisfy its debt obligations as they become due, the Acquired Debt may not be repaid and the Company may lose the entirety of its investment”.

CBI Exchange and Note Exchange

On April 18, 2024, Greenstar Canada Investment Limited Partnership (“Greenstar”) and CBG Holdings LLC (“CBG”), indirect, wholly-owned subsidiaries of Constellation Brands, Inc. (“CBI”, and together with its affiliates, the “CBI Group”), exchanged all 17,149,925 Canopy Shares they collectively held for 17,149,925 Exchangeable Shares for no consideration (the “CBI Exchange”). As a result of the CBI Exchange, the CBI Group no longer holds any Canopy Shares. On April 18, 2024, the Company also entered into an exchange agreement with Greenstar, pursuant to which Greenstar converted approximately $81.2 million of the principal amount of the promissory note issued to Greenstar by the Company in the aggregate amount of $100 million (the “CBI Note”) into 9,111,549 Exchangeable Shares (the “Note Exchange”), calculated based on a price per Exchangeable Share equal to $8.91. All accrued but unpaid interest on the CBI Note together with the remaining principal amount of the CBI Note was cancelled and forgiven for no additional consideration by Greenstar. Following the closing of the Note Exchange, the CBI Note was cancelled.

In connection with the Reorganization, on October 24, 2022, Canopy Growth entered into a consent agreement with CBG and Greenstar (the “Third Consent Agreement”), and pursuant to the terms thereof, following the CBI Exchange, other than Third Consent Agreement, and the termination rights contained therein, all agreements between Canopy Growth and CBI, including the second amended and restated investor rights agreement dated as of April 18, 2019, by and among certain wholly-owned subsidiaries of CBI and Canopy Growth, were terminated. Pursuant to the terms of the Third Consent Agreement, all nominees of CBI that were sitting on the board of directors of Canopy Growth (the “Board”) immediately prior to the CBI Exchange resigned as directors of Canopy Growth.

As of May 28, 2025, the CBI Group holds, in the aggregate, 26,261,474 Exchangeable Shares. The Exchangeable Shares held by the CBI Group represent approximately 12.4% of the issued and outstanding Canopy Shares on a non-diluted basis (assuming conversion of the Exchangeable Shares and assuming no other changes to the issued and outstanding Canopy Shares or Exchangeable Shares), calculated in accordance with applicable securities laws.

Human Capital Resources

As of March 31, 2025, Canopy Growth had 960 total employees, including 728 employees in Canada, as compared to 1,029 total employees as of March 31, 2024 including 790 employees in Canada. As of March 31, 2025, the Company had 232 employees outside of Canada (principally supporting our international medical cannabis business and Storz & Bickel businesses). Our employee concentration has been adjusted to primarily focus on production, distribution, sales enablement and commercial execution.

Our human resources department strives to make Canopy Growth a first-choice employer within the cannabis industry. In fiscal 2025, we continued to focus on the following priorities: (1) offering a market competitive employee value proposition inclusive of unique rewards that align to our strategy; (2) creating talent density with a focus on employee development and; (3) fostering employee enthusiasm and commitment towards their role and Canopy’s vision of unleashing the power of cannabis to improve lives. The ways in which we are driving these three key priorities are highlighted below.

Our employee value proposition includes rewarding employees competitively, treating our employees fairly, and providing the flexibility needed to cultivate greatness. In fiscal 2025, we continued to execute against our road map of programs designed to attract, motivate, recognize, reward, and retain the talent we need to realize our vision and deliver on our growth expectations, while holistically supporting total employee well-being. We greatly advanced our technical capabilities, making rewards easily accessible to our employees and making data readily available to our leaders

Our talent management strategy included formal succession planning resulting in the development of our internal workforce through skill development classes, leadership education, and talent rotations. We also implemented 360 assessments and leadership coaching for all senior leaders. This has allowed us to access our bench strength and continually adjust our workforce strategy to ensure we are filing talent gaps with high performing and diverse external talent, while also preparing for future challenge that may arise.

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

We have learned the importance of providing flexibility and well-being resources to our employees. We consistently provide access to wellness webinars, assistance programs, and a variety of supplementary resources. In addition, we continue to support remote work and our focus is on fostering a culture of accountability and connection which is at the core of our engagement with employees. Furthermore, all of our employees complete annual training on applicable corporate policies including our Code of Business Conduct and Ethics, Whistleblower Protection Policy, Insider Trading Policy and Anti-Bribery and Anti-Corruption Policy.

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

We have incurred significant losses in recent periods and have negative operating cash flow for each of our fiscal years since 2019, including the fiscal year ended March 31, 2025. We may not be able to achieve or maintain profitability and may continue to incur significant losses in the future. In addition, we expect to continue to invest in our business and incur operating expenses as we implement initiatives to continue to improve our business. If our revenues do not increase to offset these expenses, we will not be profitable. If our revenue declines or fails to grow at a rate faster than our expenses, and we are unable to secure funding under terms that are favorable or acceptable to us, or at all, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We may not achieve profitability in the future and, even if we do become profitable, we might not be able to sustain that profitability. There is no assurance that future revenues will be sufficient to generate the funds required to continue operations without external funding.

We are in the early stages of developing global infrastructure in a new industry and therefore we are subject to many risks common in developing companies.

We are in the early stages of developing a global infrastructure to capitalize on the opportunity in the cannabis industry. Accordingly, we are subject to many of the risks common to developing enterprises, including under-capitalization, limitations with respect to personnel, other resources and lack of revenue. Accordingly, investors may find it difficult to evaluate our prospects for success. There is no assurance that we will be successful and our likelihood of success must be considered in light of our stage of operations. Further, we are subject to a variety of business risks generally associated with developing companies. Our ability to manage growth effectively will require us to continue to implement and improve our operational and financial systems and to train and manage our employee base. There can be no assurances that we will be able to manage growth successfully. Our inability to manage growth successfully could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

In the past, we have identified conditions and events that raised substantial doubt about our ability to continue as a going concern and it is possible that we may identify conditions and events in the future that raise substantial doubt about our ability to continue as a going concern.

We have previously identified conditions and events that raised substantial doubt about our ability to continue as a going concern. As of the date of the 2024 Annual Report (as defined below), we were able to successfully mitigate the substantial doubt by completing several balance sheet actions, as described in the 2024 Annual Report. During the fiscal year ended March 31, 2025, we experienced recurring losses from operations and required additional capital to fund our operations, which raised substantial doubt about our ability to continue as a going concern. However, we also completed additional actions during the fiscal year ended March 31, 2025, which included: (i) establishing our ATM Programs, pursuant to which an aggregate of 71,044,862 Canopy Shares were issued and sold for gross proceeds of $347.1 million under the June 2024 ATM Program and an aggregate of 23,169,358 Canopy Shares were issued and sold for gross proceeds of $38.3 million under the February 2024 ATM Program; (ii) entering into the Second ARCA as well as making a mandatory US$100.0 million prepayment of the Credit Facility and the Optional Prepayment in connection therewith, which significantly reduced our short-term debt obligation and extended the maturity date of the Credit Facility; (iii) receiving additional proceeds from the liquidation and sale of assets of BioSteel Sports Nutrition Inc. (“BioSteel Canada”); and (iv) completing the Lease Renegotiation (as defined below), which is expected to reduce our potential lease payment obligation. We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements more than one year from the date of this Form 10-K. Consequently, the substantial doubt as to the Company's ability to continue as a going concern has been alleviated. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In the future, if we are unable to obtain sufficient funding to support our operations, our financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. In the future, reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

We have been and may in the future be required to write down intangible assets, including goodwill, due to impairment, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. We are also subject to the risk of defects or impairment charges related to potential write-downs of acquired assets or goodwill in future acquisitions.

We have in the past and may in the future be required to write down acquired assets and intangible assets, including goodwill, due to impairment, which would reduce earnings. We periodically calculate the fair value of our reporting units and intangible assets to test for impairment. This calculation may be affected by several factors, including general economic conditions, regulatory developments, changes in category growth rates as a result of changing adult consumer preferences, success of planned new product introductions, and competitive activity. Certain events can also trigger an immediate review of goodwill and intangible assets. If the carrying value of our reporting unit and other intangible assets exceeds their fair value and the loss in value is other than temporary, the goodwill and other intangible assets are considered impaired, which would result in impairment losses and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. For a discussion of intangible assets and goodwill, see Note 15, “Intangible Assets” and Note 16, “Goodwill” to the consolidated financial statements in Item 8 of this Form 10-K.

In addition, a defect in any business arrangement, including the acquisitions of Acreage, Wana and the majority interest of Jetty by Canopy USA, may arise to defeat or impair our claim to such transaction, which may have a material adverse effect on our business, financial condition, results of operations and growth prospects. It is possible that material changes could occur that may adversely affect management’s estimate of the recoverable amount for any agreement we enter into. Impairment estimates, based on applicable key assumptions and sensitivity analysis, will be based on management’s best knowledge of the amounts, events or actions at such time, and the actual future outcomes may differ from any estimates that are provided by us. Any impairment charges on our carrying value of business arrangements could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

As a result of self-reporting the BioSteel Review, the Company is the subject of a regulatory investigation and inquiry in connection with the BioSteel Review, and it cannot predict the timing of developments, and any adverse outcome of these continuing matters could have a material adverse effect on the Company.

The Company is the subject of a regulatory investigation and inquiry which relate to the Company’s accounting policies and related matters. The Company cannot predict when the regulatory investigation and inquiry will be completed or the further timing of any other developments in connection with the regulatory investigation and inquiry. The Company also cannot predict their results or outcomes.

While the Company is fully cooperating with the regulatory investigation and inquiry, it cannot predict when such matters will be completed, the further timing of any other developments in connection with these matters, or the outcome and potential impact. Such matters may be closed without any action taken against the Company, or conversely may ultimately have a material adverse effect on the Company, the trading price of the Canopy Shares, and our ability to raise additional capital, among other consequences. If a civil enforcement proceeding is initiated against the Company for alleged violations of securities laws or regulations, the Company may face a variety of civil sanctions and penalties, including, but not limited to, financial penalties and awards, injunctive relief and compliance conditions, which may have a material adverse effect on the financial condition or results of operations of the Company. As with any regulatory investigation and inquiry, the expense of cooperating and responding and the distraction to management may have a material adverse effect on the Company even if the regulatory investigation and inquiry is ultimately closed or resolved in a manner favorable to the Company.

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

The success of our acquisitions depends upon our ability to integrate any businesses that we acquire. The integration of acquired business operations could disrupt our business by causing unforeseen operating difficulties, diverting management’s attention from day-to-day operations and requiring significant financial resources that would otherwise be used for the ongoing development of our business. The difficulties of integration could be increased by the necessity of coordinating geographically dispersed organizations, coordinating personnel with disparate business backgrounds, managing different corporate cultures, or discovering previously unknown liabilities. In addition, we could be unable to retain key employees or customers of the acquired businesses. We could face integration issues, including those related to operations, internal controls, information systems and operational functions of the acquired companies and we also could fail to realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates or these acquisitions could fail to compete successfully and may not produce the anticipated revenues and profits. Any of these items could adversely affect our financial condition, results of operations or growth prospects.

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

Investments outside of Canada are subject to the risks normally associated with any conduct of business in foreign countries, including varying degrees of political, legal, regulatory and economic risk.

Much of our exposure to markets in jurisdictions outside of Canada is through strategic investments. These investments are subject to the risks normally associated with any conduct of business in foreign and/or emerging countries, including political risks; civil disturbance risks; changes in laws, regulations or policies of particular countries, including those relating to royalties, duties, tariffs, imports, exports and currency; the cancellation or renegotiation of contracts; the imposition of royalties, net profits payments, tax increases or other claims by government entities, including retroactive claims; a disregard for due process and the rule of law by local courts; the risk of expropriation and nationalization; delays in obtaining or the inability to obtain necessary governmental permits or the reimbursement of refundable tax from fiscal authorities.

Threats or instability in a country or region caused by political events, including elections, changes in government, changes in personnel or legislative bodies, foreign relations or military control present serious political and social risk and instability causing interruptions to the flow of business negotiations and influencing relationships with government officials. Changes in policy or law may have a material adverse effect on our business, financial condition, results of operations and growth prospects. The risks include increased “unpaid” state participation, higher energy costs, higher taxation levels, higher import and export costs and potential expropriation.

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

Risks related to Canopy USA

Our expansion plans into the United States rely upon the continued operations and success of Canopy USA and its subsidiaries and the anticipated benefits of the strategy involving Canopy USA is uncertain and may not be realized; and the fair value of our equity method investment in Canopy USA is volatile.

Our expansion plans into the United States primarily rely on the continued operations and success of Canopy USA and its subsidiaries. See “Business – Canopy USA” for additional information regarding Canopy USA and its acquisitions of Acreage, Wana and the majority interest of Jetty, each of which is a subsidiary of Canopy USA.

We cannot provide any assurance that the acquisitions of Acreage and/or Wana, and/or the majority interest of Jetty will be beneficial to Canopy USA or to us in the near term or at all. Furthermore, if Canopy USA fails to realize the intended benefits of any or all such acquisitions, the market price of the Canopy Shares could decline to the extent that the market price reflects those expected benefits.

Achieving the benefits anticipated through Canopy USA depends in part on the ability of Canopy USA to effectively capitalize on its scale, to realize the anticipated capital and operating synergies, to profitably sequence the growth prospects and to maximize the potential of its growth opportunities. The ability to realize these benefits from the acquisitions of Acreage, Wana and the majority interest of Jetty by Canopy USA will depend, in part, on successfully consolidating certain functions and integrating operations, procedures and personnel in a timely and efficient manner, as well as on Canopy USA’s ability to realize the anticipated growth opportunities and synergies. The integration of Acreage, Wana and the majority interest of Jetty by Canopy USA will require the dedication of substantial effort, time and resources on the part of Canopy USA’s management which may divert Canopy USA’s management’s focus and resources from other strategic opportunities available to Canopy USA and from operational matters during this process. In addition, the integration process could result in disruption of existing relationships with suppliers, employees, customers and other constituencies of each entity. There can be no assurance that Canopy USA’s management will be able to integrate the operations of each of the businesses successfully or achieve any of the synergies or other benefits that are anticipated.

Operational and strategic decisions with respect to the integration of Acreage, Wana and the majority interest of Jetty are ongoing and have and may continue to present challenges in the future. It is possible that the integration process could result in the loss of key employees, the disruption of the respective ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the ability of management to maintain relationships with clients, suppliers, employees or to achieve the anticipated benefits. As a result of these factors, it is possible that certain benefits expected from the formation of Canopy USA may not be realized. Any inability of Canopy USA’s management to successfully integrate the operations could have a material adverse effect on the financial condition and results of operations of Canopy USA and, ultimately, our business.

Through our ownership in the Non-Voting Shares, we own a non-participating and non-voting interest in Canopy USA and we classify such interest in Canopy USA as an equity method investment. The fair value of our equity investment in Canopy USA is subject to certain assumptions and accordingly such valuation is uncertain and highly volatile. For example, from June 30, 2024 to March 31, 2025, the fair value of our equity investments in Canopy USA and the Canopy USA LPs declined by 78%. A significant reduction in the value of Canopy USA could have a material adverse effect on our financial condition and future prospects as a result of our equity and loan receivable interests in Canopy USA.

Acreage’s last publicly available financial statements expressed doubt about its ability to continue as a going concern, which could have a negative impact on Canopy USA’s business, financial results and operations and have an adverse impact on the Company’s U.S. strategy, and, ultimately, the Company’s financial results and operations, and, in the event Acreage cannot satisfy its debt obligations as they become due, the Acquired Debt may not be repaid and the Company may lose the entirety of its investment.

Acreage’s last publicly available financial statements as of and for the three and nine months ended September 30, 2024 filed with the SEC on November 14, 2024 (“Acreage’s September 30, 2024 Financial Statements”) expressed doubt about Acreage’s ability to continue as a going concern. In particular, Acreage’s September 30, 2024 Financial Statements state: “[Acreage] had an accumulated deficit as of September 30, 2024, as well as a net loss and negative cash flow from operating activities for the nine months ended September 30, 2024. These factors raise substantial doubt about [Acreage]’s ability to continue as a going concern for at least one year from the issuance of these financial statements.” In the event Acreage is unable to continue as a going concern, this would have a negative impact on Canopy USA’s business, financial results and operations and have an adverse impact on the Company’s U.S. strategy, and, ultimately, the Company’s financial results and operations.

On June 3, 2024, the Company closed the Debt Acquisition pursuant to the credit agreement dated as of December 16, 2021, as amended by the first amendment to credit agreement dated as of on October 24, 2022, and the second amendment to credit agreement dated as of April 28, 2023. The Company entered into various agreements in connection with the Debt Acquisition in order to, among other things, acquire the Acquired Debt in exchange for US$69.8 million in cash and the release of approximately US$30.1 million that was held in escrow pursuant to the Option Agreement

As of March 31, 2025, an aggregate principal amount of approximately US$175 million was outstanding pursuant to the Second ARCA, of which approximately US$110 million is owing to the Company and such amount is subordinate to approximately US$65 million owed to the Other Lender.

In view of the foregoing, Acreage’s continuation as a going concern is dependent upon its continued operations, which in turn is dependent upon, among other things, Acreage’s ability to meet its financial requirements. There is no assurance that Acreage will be successful in its plans to fund its operations and debt obligations as they become due and payable, which for greater certainty includes its debt obligations in favor of the Company in connection with the Acquired Debt. We have recognized a $140 million non-cash fair value adjustment to reduce the fair value of the Acquired Debt to zero as of March 31, 2025. The fair value adjustment was driven by Acreage's current business performance.

In addition, Acreage is currently in default under the Second ARCA and the Lenders have agreed to forebear exercising any remedies with respect to such default until June 1, 2025 while the parties discuss potential solutions, including a potential debt extension. If an event of default continues to occur under the Second ARCA after June 1, 2025, the portion of the Acquired Debt owing to the Other Lender would rank in priority to the portion of the Acquired Debt owing to the Company. Accordingly, in the event Acreage cannot satisfy its debt obligations as they become due, the Acquired Debt may not be repaid and the Company may lose the entirety of its investment. In addition, Acreage may be required to terminate or significantly curtail its operations or enter into arrangements with third parties that may require Acreage to relinquish rights to certain aspects of its business and/or dispose of certain assets, which would have a negative impact on Canopy USA’s business, financial results and operations and have an adverse impact on the Company’s U.S. strategy, and, ultimately, the Company’s financial results and operations.

The Trust’s total ownership interest in Canopy USA is not quantifiable, including whether the Canopy USA warrants issued to the Trust in connection with the first tranche closing of the Trust Transaction are exercised or not, and the Trust may have significant ownership and influence over Canopy USA upon completion of the Trust Transaction.

In connection with the Trust Transaction, the Trust was entitled, subject to the terms and conditions of the Trust SPA, to be issued Canopy USA Common Shares in two tranches with an aggregate value of up to US$10 million along with warrants of Canopy USA to acquire additional Canopy USA Common Shares or Canopy USA Class B Shares. In addition, subject to the terms of the Trust SPA, the Trust has also been granted options to acquire additional Voting Shares (as defined in the Second A&R LLC Agreement) with a value of up to an additional US$10 million and one such additional option includes the issuance of additional warrants of Canopy USA. On April 26, 2024, Canopy USA completed the first tranche closing of the Trust Transaction in accordance with the Trust SPA and pursuant to the Trust SPA, the timeline to complete the second tranche closing has lapsed. As of March 31, 2025, the Trust holds an aggregate of 28,571,429 Canopy USA Common Shares and warrants to acquire up to 85,714,284 Voting Shares expiring on April 26, 2031. The number of additional Voting Shares and/or warrants of Canopy USA that remain issuable to the Trust in accordance with the Trust SPA will be determined by a future fair market valuation and accordingly, the number of such additional shares of Canopy USA to be issued to the Trust pursuant to the terms of the Trust SPA is currently not known and is not quantifiable as of the date hereof. Upon completion of the Trust Transaction, including the issuance of additional Voting Shares and/or additional Canopy USA warrants upon exercise of the options granted pursuant to the Trust SPA, the Trust may hold a significant ownership interest in Canopy USA and as a result, shareholders of Canopy USA, including Canopy Growth, may be significantly diluted following the completion of the Trust Transaction. Further, if the Trust holds a significant ownership interest in Canopy USA, the Trust will be in a position to exercise significant influence over matters requiring Canopy USA shareholder approval, subject to the terms of the Second A&R Protection Agreement. In addition, pursuant to the Second A&R LLC Agreement, (i) the Trust has designated one individual (the “Trust Nominee”) to the Canopy USA Board and the Trust will continue to hold such nomination right so long as the Trust holds at least 4.4% of the issued and outstanding Canopy USA Common Shares and (ii) the Trust Nominee, together with the individual designated to the Canopy USA Board by Ms. Whiteman, have approval rights over Key Decisions. There can be no assurance that the Trust’s interests will align with the interests of other shareholders of Canopy USA, including our interest.

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

Third parties with which we currently have business relationships, including banks, industry partners, customers and suppliers, may experience uncertainty associated with our U.S. strategy, including with respect to maintaining current or future relationships with us. While we believe, based on the advice of our legal advisors, that we currently comply with all applicable laws and regulations and that we will remain in compliance in the event that Canopy USA exercises the right to acquire 19.99% of the membership interests of Cultiv8 Interests, LLC (the “Cultiv8 Option”) or in the event that the Canopy USA LPs convert the TerrAscend Exchangeable Shares into TerrAscend Common Shares, there is a risk that our interpretation of laws, regulations, and guidelines, may differ from those of others, including those of our banks, industry partners, customers and suppliers. Such uncertainty could have a material and adverse effect on our current and future business, operations, results of operations, financial condition and prospects.

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

While we have not experienced any recalls since 2019, if any of our products are recalled in the future for any reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. All customers who are potentially impacted would be notified, corrective actions would be put in place, and existing product and procedures would be re-tested and examined. We may also lose a significant amount of sales and may not be able to replace those sales at an acceptable margin, or at all. In addition, product recalls have in the past and may in the future require significant management attention. Although we have detailed procedures in place for testing finished products, there can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits. Additionally, if one or more of our products were subject to recall, our reputation and the reputation of that product could be harmed. A recall of one of our products could lead to decreased demand for that product or our other products and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Additionally, product recalls may lead to increased scrutiny of our operations by Health Canada or other regulatory agencies, requiring further management attention and potential legal fees and other expenses. Furthermore, any product recall affecting the cannabis or hemp industries more broadly could lead consumers to lose confidence in the safety and security of the products sold by participants in these industries generally, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

There is limited long-term data with respect to the efficacy, side effects and safety of our products, and future clinical research studies on the effects of cannabis, hemp, cannabinoids and cannabis-based products may lead to conclusions that dispute or conflict with our understanding and belief regarding their benefits, commercial viability, safety, efficacy, dosing and social acceptance.

Research in Canada and internationally regarding the benefits, commercial viability, safety, efficacy, dosing and social acceptance of cannabis, hemp or isolated cannabinoids (such as CBD and THC) inhaled in dietary supplements, food or cosmetic products remains in early stages. There have been relatively few clinical trials or other controlled studies on the potential benefits of cannabis, hemp or isolated cannabinoids in dietary supplements, food, or cosmetic products and there is limited long-term data with respect to efficacy, side effects and/or interaction of these substances with human or animal biochemistry. As a result, our products could have unexpected side effects or safety concerns, the discovery of which could lead to civil litigation, regulatory actions and even possibly criminal enforcement actions. In addition, if the products we sell do not or are not perceived to have the effects intended by the end user, this could have a material adverse effect on our business, financial condition and results of operations. See also “–We are and may become subject to, or prosecute, litigation in the ordinary course of our manufacturing, marketing, distribution and sale of our products”, “–We may be subject to product liability claims.” and “–Our products have in the past and may in the future be subject to recalls.”

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

The controversy surrounding vapes and vaporizers and vaporizer products and government regulations of vapes and vaporizers and vaporizer products may materially and adversely affect the market for vapes and vaporizer products and expose us to litigation and additional regulation.

There have been a number of highly publicized cases involving lung and other illnesses and deaths that appear to be related to vapes and vaporizer devices and/or products used in such devices (such as vape or vaporizer liquids). During this time, the focus has been on vapes and vaporizer devices, the manner in which the devices were used and the related vape and vaporizer device products - THC, nicotine, other substances in vapes and vaporizer liquids, possibly adulterated products and other illegal unlicensed cannabis vape and vaporizer products. Some provinces, territories and municipalities in Canada have taken steps to prohibit the sale or distribution of vapes and vaporizers, restrict the sale and distribution of such products or impose restrictions on flavors, substances and concentration of substances used, or use of such vapes and vaporizers, however some Canadian provinces have already taken steps to reduce such restrictions.

Cannabis vapes and vaporizers in Canada are regulated under the Cannabis Act, Cannabis Regulations and other laws and regulations of general application. Negative public sentiment may prompt regulators to decide to further limit or defer the industry’s ability to sell cannabis vapes and vaporizer products, and may also diminish consumer demand for such products. For instance, Health Canada enacted regulations that place stricter limits on the advertising and promotion of vaping products and make health warnings on vaping products mandatory, although such regulations explicitly exclude cannabis and cannabis accessories. Health Canada and the province of Quebec are seeking to limit the flavors of inhaled cannabis extracts. The Cannabis Regulations prohibit promoting a cannabis extract or associated cannabis accessories in a manner that could cause a person to believe that it has the flavor of a confectionery, dessert, soft drink or energy drink. These actions, together with potential deterioration in the public’s perception of cannabis containing vaping liquids, may result in a reduced market for our vaping products. There can be no assurance that we will be able to meet any additional compliance requirements or regulatory restrictions, or remain competitive in face of unexpected changes in market conditions.

Litigation pertaining to vapes and vaporizer products for nicotine is ongoing and that litigation could potentially expand to include our products, which would have a material adverse effect on our business, financial condition, operating results, liquidity, cash flow and operational performance.

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

In addition, the FDA may assert jurisdiction if a vaporizer is promoted for an “intended use” that involves the diagnosis, cure, mitigation, or treatment of disease. Our vaporizer products may also be subject to additional regulation by the U.S. Consumer Product Safety Commission (CPSC), which has in the past overseen recalls of vaporizer devices. We continue to monitor our regulatory obligations and may adjust our product claims and marketing accordingly.

In the United States, our advertising is also subject to regulation by the FTC under the Federal Trade Commission Act. The FTC requires that all advertising, including for vaporizers, be truthful, not misleading, and substantiated by reliable evidence. We continue to be subject to general FTC advertising standards, and depending on the nature of the claims made, vaporizer marketing could fall within the scope of FTC oversight. If the FTC were to bring administrative proceedings, the Company would be required to incur expenses to defend its labeling and could be required to develop additional supporting evidence or to change its advertising and labeling. To date, we have not received any FTC requests.

Risks Relating to Regulation and Compliance

Cannabis is a controlled substance in the United States and therefore subject to the CSA.

We are indirectly involved in ancillary activities related to the cannabis industry in jurisdictions in the United States where local state law permits such activities and, by virtue of Canopy USA and Canopy USA LPs' holdings of shares and warrants of TerrAscend, we may be indirectly associated with the cultivation, processing or distribution of cannabis in the United States. In the United States, cannabis is regulated at both the federal and state levels. To our knowledge, there are to date a total of 39 states, and the District of Columbia, that have now legalized or passed legislation decriminalizing cannabis in some form, including California, Nevada, New York, New Jersey, Washington and Florida. Although several states allow the sale of cannabis at the state level, cannabis continues to be categorized as a controlled substance under the CSA and, as such, cultivation, distribution, sale and possession of cannabis violates federal law in the United States. The inconsistency between federal and state laws and regulations may result in a loss of the value of our investments and alliances in these businesses.

While state regulation in certain U.S. states may take a permissive approach to medical and/or adult-use of cannabis, the CSA may still be enforced by U.S. federal law enforcement officials against individuals and companies operating in those states for activity that is legal under state law. If the DOJ opted to pursue a policy of aggressively enforcing U.S. federal law against financiers or equity owners of cannabis-related businesses, then Canopy USA, Acreage, TerrAscend, Wana and Jetty, for instance, could face (i) seizure of their cash and other assets used to support or derived from their business activities; and/or (ii) the arrest of its employees, directors, officers, managers and/or investors, who could face charges of ancillary criminal violations of the CSA for aiding and abetting and conspiring to violate the CSA by virtue of providing financial support to state-licensed or permitted cultivators, processors, distributors, and/or retailers of cannabis.

Based on the advice of our legal advisors with respect to the formation of Canopy USA, the transaction structure was intended to (i) permit us to remain able to represent that we comply with U.S. federal criminal law, particularly direct or indirect violations of the CSA (collectively, “Applicable Federal Law”); and (ii) ensure that (a) we do not, directly or indirectly, violate Applicable Federal Law; (b) we will not directly violate U.S. federal law as we do not cultivate, distribute, sell, or possess cannabis in the United States; (c) we do not violate indirect federal law (such as aiding and abetting, conspiracy, or Racketeer Influenced and Corrupt Organizations (RICO) Act) because we do not control or profit from companies that cultivate, distribute, sell, or possess cannabis in the United States; and (d) we do not violate anti-money laundering laws because no funds will flow from entities that cultivate, distribute, sell, or possess cannabis in the United States to us. While we believe, based on the advice of our legal advisors, that we currently comply, and will continue to comply (in the event that Canopy USA exercises the Cultiv8 Option or in the event that the Canopy USA LPs convert the TerrAscend Exchangeable Shares into TerrAscend Common Shares), with all applicable laws and regulations by virtue of our ownership interest in the Non-Voting Shares of Canopy USA, there is a risk that our interpretation of laws, regulations, and guidelines, may differ from those of others, including those of shareholders, government authorities, securities regulators, and stock exchanges. In the event of an aggressive enforcement policy, the DOJ could allege that we and the Board, and potentially our shareholders, “aided and abetted” violations of U.S. federal law as a result of our ownership interest in the Non-Voting Shares of Canopy USA and the activities of Canopy USA. In these circumstances, we may lose our entire investment and directors, officers and/or our shareholders may be required to defend any criminal charges against them at their own expense and, if convicted, be sent to federal prison.

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

Our business and activities are heavily regulated in all jurisdictions where we carry on business. Our operations are subject to various laws, regulations and guidelines by governmental authorities (including, in Canada, Health Canada and other federal, provincial, state and local regulatory agencies) relating to, among other things, the cultivation, manufacture, processing, marketing, labeling, packaging, management, transportation, distribution, import, export, storage, sale, pricing and disposal of cannabis, hemp and cannabis-based products, and also including laws, regulations and guidelines relating to health and safety, insurance coverage, the conduct of operations and the protection of the environment (including relating to emissions and discharges to water, air and land, and the handling and disposal of hazardous and non-hazardous materials and wastes). Our operations may also be affected in varying degrees by government regulations with respect to, among other things, price controls, import or export controls, controls on currency remittance, increased income taxes, restrictions on foreign investment and government policies rewarding contracts to local competitors or requiring domestic producers or vendors to purchase supplies from a particular jurisdiction. Laws, regulations and guidelines, applied generally, grant government agencies and self-regulatory bodies broad administrative discretion over our activities, including the power to limit or restrict business activities as well as impose additional disclosure requirements on our products and services, as well as on our personnel (including management and the Board).

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

We are reliant on required licenses, authorizations, approvals and permits issued by Canadian and foreign governmental authority for our ability to grow, process, store and sell cannabis, hemp and cannabinoids which are subject to ongoing compliance, reporting and renewal requirements.

We are dependent on our existing licenses from governmental authorities in order to grow, store, process and sell cannabis. These licenses are subject to ongoing compliance and reporting requirements. Failure to comply with the requirements of these licenses or failure to maintain these licenses could have a material adverse effect on our business, financial condition, results of operations and growth prospects. There can be no guarantee that a license will be extended or renewed or, if extended or renewed, that it will be extended or renewed on terms that are favorable to us or that a governmental authority will not revoke the licenses. Should we fail to comply with requirements of the licenses, should the applicable governmental authority not extend or renew the licenses, should they be renewed on different terms (including not allowing for anticipated capacity increases) or should the licenses be revoked or suspended, our business, financial condition, results of operations and growth prospects will be materially adversely affected.

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

Changes in the laws, regulations and guidelines governing cannabis and hemp may adversely affect our business and that of our investments.

Our current operations are subject to various laws, regulations and guidelines promulgated by governmental authorities relating to the marketing, acquisition, manufacture, packaging/labeling, management, transportation, storage, sale and disposal of cannabis or hemp. We are also subject to laws and regulations relating to health and safety, insurance coverage, the conduct of operations and the protection of the environment (including relating to emissions and discharges to water, air and land, the handling and disposal of hazardous and non-hazardous materials and wastes). Additionally, our growth strategy continues to evolve as regulations governing the cannabis industry in the jurisdictions in which we operate become more fully developed. Interpretation of these laws, rules and regulations and their application to our operations is ongoing. No assurance can be given that new laws, regulations and guidelines will not be enacted or that existing laws, regulations and guidelines will not be amended, repealed or interpreted or applied in a manner which could require extensive changes to our operations, increase compliance costs, give rise to material liabilities or a revocation of our licenses and other permits, restrict the growth opportunities that we currently anticipate or otherwise limit or curtail our operations. Amendments to current laws, regulations and guidelines governing the production, sale and use of cannabis and cannabis-based products, more stringent implementation or enforcement thereof or other unanticipated events, including changes in political conditions and/or regimes or political instability, currency controls, fluctuations in currency exchange rates and rates of inflation, labor unrest, changes in taxation laws, regulations and policies, restrictions on foreign exchange and repatriation, governmental regulations relating to foreign investment and the cannabis business more generally, and changes in attitudes toward cannabis, are beyond our control and could require extensive changes to our operations, which in turn may result in a material adverse effect on our business, financial condition, results of operations and growth prospects.

While the production of cannabis in Canada is under the regulatory oversight of the Canadian federal government, the distribution and retail sale of adult-use cannabis in Canada falls within the jurisdiction of the provincial and territorial governments. The impact of the legislation regulating adult-use cannabis passed in such provinces and territories on the cannabis industry and on our business plans and operations is uncertain. Certain Canadian provinces and territories have announced certain restrictions that are more stringent than the federal rules or regulations such as retail sale and marketing restrictions, bans on certain types of cannabis products, raising minimum age of purchase and flavor restrictions. For example, Quebec limits the sale of other high THC non-edible cannabis products. In April 2023, the Supreme Court of Canada affirmed the provinces’ power to enact regulations that are more restrictive than the federal regime. In addition, the distribution and retail channels and applicable rules and regulations in the provinces continue to evolve, and our ability to distribute and retail cannabis products in Canada is dependent on the ability of the provinces and territories of Canada to establish licensed retail networks and outlets. There is no guarantee that the applicable legislation regulating the distribution and sale of cannabis for adult-use purposes will allow for the growth opportunities we currently anticipate and may result in a material adverse effect on our business, financial condition and results of operations. In December 2023, Health Canada released guidance on cannabis products deliberately made with intoxicating cannabinoids other than delta-9-THC. Health Canada defines “intoxicating cannabinoids” as cannabinoids that bind to and activate the type 1 cannabinoid receptor (CB1 receptor) and the guidance includes a list that currently sets out 9 cannabinoids that qualify, however, that list is subject to Health Canada’s discretion to revise this list as new evidence becomes available about any of the current listed cannabinoids or any other potential intoxicating cannabinoids. This guidance recommends that cannabis license holders apply the regulatory controls (including limits on the amount of cannabinoids in certain products) currently applicable to delta-9-THC to all other cannabinoids that Health Canada considers to be “intoxicating cannabinoids” in order to minimize the risks of accidental consumption, overconsumption and adverse effects. This guidance comes at a time when various provincial regulators (such as those in Ontario, British Columbia and Alberta) are actively evaluating whether to permit the sale of or how to evaluate limits on the levels of certain cannabinoids (such as tetrahydrocannabivarin and cannabinol). Provincial and territorial distributors may take different positions on the sale and distribution of products with various cannabinoids and may decide to ban, limit or implement new guidance on the types of cannabis products permitted for sale in each of their jurisdictions (including in response to Health Canada’s guidance on intoxicating cannabinoids) which may result in some or all of our products being viewed as non-compliant with applicable law or non-binding policy guidance.

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

While Nasdaq has not issued official rules specific to the cannabis or hemp industry, stock exchanges in the United States, including Nasdaq, have historically refused to list certain cannabis-related businesses, including cannabis retailers, that operate primarily in the United States. In connection with our creation of Canopy USA, Nasdaq Regulation indicated its position that companies that consolidate “the assets and revenues generated from activities in violation under federal law cannot continue to list on Nasdaq.” Canopy USA exercised its options to acquire Wana and Jetty on May 6, 2024. As of April 30, 2024, Canopy Growth has deconsolidated the financial results of Canopy USA and has a non-controlling interest in Canopy USA as of such date, which will be accounted for as an equity method (fair value) investment until such time as a Stock Exchange Permissibility Date occurs. Based on our discussions with the OCA, we continue to believe that the SEC would not object to the deconsolidation of the financial results of Canopy USA from the Company’s financial statements in accordance with U.S. GAAP now that Canopy USA has acquired Acreage, Wana and the majority interest of Jetty. However, there can be no assurance that the SEC will agree with the Company’s accounting treatment of Canopy USA in the future. Failure to comply with any requirements imposed by Nasdaq could result in the delisting of the Canopy Shares from Nasdaq or denial of any application to have additional securities listed on Nasdaq, which could have a material adverse effect on the trading price of the Canopy Shares.

Federal law in the United States may impose restrictions on our ability to bank with certain institutions, repatriate funds to Canada or pay dividends to shareholders.

The U.S. federal prohibitions on the sale of cannabis may result in us or Canopy USA being restricted from accessing the U.S. banking system, and we or Canopy USA may be unable to deposit funds in federally insured and licensed banking institutions. Banking restrictions could be imposed due to institutions not accepting payments and deposits. We are, and Canopy USA is at risk that any of our and Canopy USA’s bank accounts could be closed at any time. Such risks increase our costs and our ability to handle any revenue received. In addition, activities in the U.S., and any proceeds derived thereof, may be considered proceeds of crime due to the fact that cannabis remains federally illegal in the U.S. This may restrict our ability to declare or pay dividends, effect other distributions or subsequently repatriate such funds back to Canada.

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

Our marketing and advertising are subject to regulation by various regulatory bodies in the jurisdictions we operate. In Canada, the development of our business and related results of operations may be hindered by applicable regulatory restrictions on sales and marketing activities. For example, the regulatory environment in Canada limits our ability to compete for market share in a manner similar to other industries. Furthermore, the applicable regulatory restrictions on sales and marketing activities are not always clear, may be subject to interpretation and have in the past, and may in the future, be interpreted or applied inconsistently by the applicable Canadian regulatory agencies, which have broad interpretative and enforcement discretion with respect to such activities. This may result in such restrictions on sale and marketing activities being interpreted unfavorably by a regulatory agency against some market participants, including us, but not others. If we are unable to effectively market our products and compete for market share, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased selling prices for our products, our sales and results of operations could be adversely affected. See “Business – Canadian Regulatory Framework.”

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

Further, compliance with EU-GMP requires satisfying additional standards for the conduct of our operations and subjects us to ongoing compliance inspections in respect of these standards in connection with our EU-GMP certified facilities. Compliance with safety, health and environmental laws and regulations can require significant expenditures, and failure to comply with such safety, health and environmental laws and regulations may result in the imposition of fines and penalties, the temporary or permanent suspension of operations, the imposition of clean-up costs resulting from contaminated properties, the imposition of damages and the loss of or refusal of governmental authorities to issue permits or licenses to us or to certify our compliance with EU-GMP standards. Exposure to these liabilities may arise in connection with our existing operations, our historical operations and operations that we may undertake in the future. We could also be held liable for worker exposure to hazardous substances and for accidents causing injury or death. There can be no assurance that we will at all times be in compliance with all safety, health and environmental laws and regulations notwithstanding our attempts to comply with such laws and regulations.

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

Under U.S. federal law, banks or other financial institutions that provide a Cannabis-related business with a checking account, debit or credit card, small business loan, or any other service could be found guilty of money laundering, aiding and abetting, or conspiracy. As a result, we may have limited or no access to banking or other financial services in the United States and we may be unable to deposit funds in federally insured and licensed banking institutions. Banking restrictions could be imposed due to institutions not accepting payments and deposits. We are at risk that any of our bank accounts and/or the bank accounts of Canopy USA could be closed at any time. The inability or limitation on our ability to open or maintain bank accounts in the United States, to obtain other banking services and/or accept credit card and debit card payments may make it difficult to operate and conduct our business as planned in the United States. Such risks increase our costs and our ability to handle any revenue received. Although multiple legislative reforms related to cannabis and cannabis-related banking are currently being considered by the federal government in the United States, such as the Secure and Fair Enforcement Banking Act, there can be no assurance that this or any similar legislation will become law in the United States.

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

We may be unsuccessful in competing in the legal cannabis market in Canada and in international markets.

We face competition from a large number of existing license holders licensed under the Cannabis Act. Certain of these competitors may have significantly greater financial, production, marketing, research and development and technical and human resources than we do. As a result, our competitors may be more successful than us in gaining market penetration and market share in cannabis industry in Canada. Our commercial opportunity in the cannabis market in Canada could be reduced or eliminated if our competitors produce and commercialize products that, are safer, more effective, more convenient or less expensive than the products that we produce, have greater sales, marketing and distribution support than our products, enjoy enhanced timing of market introduction and perceived effectiveness advantages over our products or receive more favorable publicity than our products. If our products do not achieve an adequate level of acceptance by the market, we may not generate sufficient revenue from these products, and our business may not become profitable.

The Cannabis Act allows individuals over the age of 18 to legally cultivate up to four cannabis plants per household provided that each plant meets certain requirements, subject to any restrictions on these activities imposed in certain provinces and territories. If we are unable to effectively compete with other suppliers to the cannabis market, or a significant number of individuals take advantage of the ability to cultivate and use their own cannabis, our business may be adversely affected.

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

Similar to the Canada, Germany now allows for limited household cultivation of cannabis and the personal possession of cannabis for medical consumption. As is the potential risk in Canada, if we are unable to effectively compete with other suppliers to the cannabis market in Germany, or a significant number of individuals take advantage of the ability to cultivate and use their own cannabis, our business may be adversely affected.

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

The Canadian excise duty framework affects our profitability.

Canada’s excise duty framework imposes an excise duty and various regulatory-like restrictions on cannabis products sold in Canada. We currently hold licenses issued by the Canada Revenue Agency (“CRA”) required to comply with this excise framework. Currently, the excise tax significantly increases the cost of cannabis to consumers in Canada. Any change in the rates or application of excise duty to cannabis products sold by us in Canada, and any restrictive interpretations by the CRA or the courts of the provisions of the Excise Act, 2001 (which may be different than those contained in the Cannabis Act) may affect our profitability and ability to compete in the market.

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

If our management is unable to certify the effectiveness of our internal controls or if material weaknesses or significant deficiencies in our internal controls are identified, we could be subject to regulatory scrutiny and a loss of public confidence, which could harm our business and cause a decline in the price of the Canopy Shares. Although we do not currently have any material weaknesses and ineffectiveness to report of the Company’s internal control over financial reporting and disclosure controls and procedures, there can be no assurance that we will not identify material weaknesses in our internal control over financial reporting in the future.

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

We rely on third-party manufacturers and distributors to manufacture and distribute certain of our products, and those third parties may not perform their obligations.

We rely on third-party manufacturers, distributors and other courier services, and may in the future rely on other third parties, to manufacture and distribute certain of our products. If these third-parties do not successfully carry out their contractual obligations or terminate or suspend their contractual arrangements with us, if there is a delay or interruption in the manufacture distribution of our products or if these third parties damage our products, it could adversely affect our revenue and may require significant management attention. As we rely more heavily on third-party manufacturing, our success may be contingent on procuring favorable terms under manufacturing arrangements with license holders. In addition, any damage to our products due to acts or omissions of our third-party distributors, such as product spoilage or improper storage or handling, could expose us to potential product liability, damage our reputation and the reputation of our products or brands or otherwise harm our business.

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

We have exposure to several customers who are license holders and, at least some of these customers are experiencing financial difficulties. In addition, we also face exposure to our third-party hemp, cannabis products and non-cannabis product suppliers who may face financial difficulties, which would impact our supply of cannabis products and non-cannabis products. We have in the past, and may in the future, have disruptions in our supply chain and need to take allowances against and need to write off receivables due to the creditworthiness of these customers.

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

We, or the cannabis industry more generally, may receive unfavorable publicity or become subject to negative consumer perception.

We believe that the cannabis industry is highly dependent upon broad social acceptance and consumer perception regarding the safety, efficacy and quality of the cannabis products, as well as consumer views concerning regulatory compliance. Consumer perception of our products can be significantly influenced by scientific research or findings, regulatory inquiries, litigation, media attention, market rumors or speculation and other publicity regarding the consumption or effects thereof of cannabis products. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the cannabis markets or any particular product, or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings or publicity could have a material adverse effect on the cannabis industry, and therefore demand for our products and services, our business, financial condition, results of operations and cash flows.

Our dependence upon consumer perceptions means that adverse scientific research reports, findings, regulatory proceedings, litigation, media attention or other publicity, whether or not accurate or with merit, could have a material adverse effect on the demand for our products, and our business, financial condition, results of operations and cash flows. Further, adverse publicity, reports or other media attention regarding the safety, efficacy and quality of cannabis or hemp in general, or our products specifically, or associating the consumption or use of cannabis with illness or other negative effects or events, could have such a material adverse effect on us. Such adverse publicity reports or other media attention could arise even if the adverse effects associated with such products resulted from consumers’ failure to consume such products legally, appropriately or as directed.

The increased usage of social media and other web-based tools used to generate, publish and discuss user-generated content and to connect with other users has made it increasingly easier for individuals and groups to communicate and share opinions and views on our operations and activities and the cannabis and hemp industries in general, whether true or not. Social media permits user-generated content to be distributed to a broad audience which can respond or react, in near real time, with comments that are often not filtered or checked for accuracy. In most cases, we do not have the ability to filter such comments or verify their accuracy. Accordingly, the speed with which negative publicity (whether true or not) can be disseminated has increased dramatically with the expansion of social media. The dissemination of negative or inaccurate posts, comments or other user-generated content about us on social media (including those published by third-parties) could damage our brand, image and reputation or how the cannabis industries are perceived generally, which could have a material adverse effect on the market for our products and thus on our business, financial condition and results of operations.

In addition, certain businesses may have strong economic opposition to the cannabis industry. Lobbying by such groups, and any resulting inroads they might make in halting or rolling back the cannabis movements, could affect how the cannabis industry is perceived by others and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Moreover, the non-cannabis third parties with whom we do business may perceive that they are exposed to reputational risk as a result of our cannabis related business activities. Failure to establish or maintain business relationships could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Although we take care in protecting our image and reputation, we do not ultimately have control over how we or the cannabis industry is perceived by others. Reputation loss may result in decreased investor confidence, increased challenges in developing and maintaining community relations and an impediment to our overall ability to advance our business strategy and realize on our growth prospects, thereby having a material adverse effect on our business, financial condition, results of operations and growth prospects.

The markets that we operate in are increasingly competitive, and we may compete for market share with other companies, both domestically and internationally, that may have longer operating histories and more financial resources, manufacturing and marketing experience than us.

The markets for cannabis and hemp are competitive and evolving and we face intense competition from both existing and emerging companies that offer similar products. Some of our current and potential competitors may have longer operating histories, greater financial, marketing and other resources and larger customer bases than we have. In addition, there is potential that the cannabis industry will undergo consolidation, creating larger companies with financial resources, manufacturing and marketing capabilities and product offerings that are greater than ours. As a result of this competition, we may be unable to maintain our operations or develop them as currently proposed on terms we consider acceptable, or at all. Increased competition by larger, better-financed competitors with geographic advantages could adversely affect our business, financial condition, results of operations and growth prospects. For example, we may not be able to enter into supply agreements or negotiate favorable prices. In addition, competitive factors may result in us being unable to enter into desirable arrangements with new partners, to recruit or retain qualified employees or to acquire the capital necessary to fund our capital investments.

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

In Canada, the number of licenses granted, and the number of license holders ultimately authorized by Health Canada, could also have an impact on our business, financial condition, results of operations and growth prospects. We expect to face additional competition from new market entrants that are granted licenses under the Cannabis Act or existing license holders which are not yet active in the industry. If a significant number of new licenses are granted by Health Canada, we may experience increased competition for market share and may experience downward price pressure on our products as new entrants increase production. We also face competition from illegal cannabis dispensaries that are selling cannabis to individuals despite not having a valid license. A significant number of illegal dispensaries are still in operation, providing additional competition.

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

We are exposed to the risk that our employees, independent contractors and consultants may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, fraudulent, reckless and/or negligent conduct or unauthorized activity that violates: (i) applicable laws and regulations; (ii) manufacturing standards and healthcare requirements; (iii) federal and provincial healthcare fraud and abuse of federal, state and provincial laws and regulations; or (iv) laws and regulations that require the true, complete and accurate reporting of financial, personal, medical and/or insurance information or data. It is not always possible for us to identify and deter misconduct by our employees and other third parties, and the precautions taken by us to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws, regulations or standards. If any such actions are brought against us, whether or not we are successful in defending us or asserting our rights, those actions could have a material adverse effect on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment of our operations, any of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Any allegation of impropriety alone may have a material reputational impact on our business, which could result in a material adverse effect on our financial condition or results of operations.

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

Certain contemplated capital expenditures in Canada, including the upgrade of our physical infrastructure, the maintenance and reassignment of cultivation rooms or cannabis storage areas, may require Health Canada approval. There is no guarantee that Health Canada will approve expansions and/or renovations, which could adversely affect our business, financial condition, results of operations and growth prospects.

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

We maintain an array of sensitive information, including confidential business and personal information in connection with our operations, and are subject to laws and regulations governing the privacy and security of such information. The global data protection landscape is rapidly evolving, and we may be affected by or subject to new, amended or existing laws and regulations in the future, including as our operations continue to expand and we operate in foreign jurisdictions. These laws and regulations may be subject to differing interpretations, which adds to the complexity of collecting, using, disclosing and processing personal information. Guidance on implementation and compliance practices are often updated or otherwise revised.

In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, state laws addressing sensitive data, such as biometric information, federal and state security breach notification laws and federal and state consumer protection laws. Each of these laws is subject to varying interpretations and constantly evolving. While the United States lacks a nationwide privacy law of general applicability, certain state laws govern the privacy and security of personal information, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Certain U.S. States, including, but not limited to, California, Colorado, Virginia, Connecticut, Indiana, Iowa, Tennessee, Texas and Utah, have adopted state-specific privacy regimes similar to legal regimes in place outside the United States. In addition to state laws, the FTC takes the view that failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards.

Outside the United States, numerous countries have adopted generally applicable data privacy regimes at the national level. For example, the European Parliament, the European Commission and the Council of the European Union adopted a comprehensive General Data Protection Regulation (“GDPR”) in 2016 to replace the then-current European Union Data Protection Directive and related country-specific legislation. The GDPR took effect in May 2018 and governs the processing of personal data of European Union residents. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the lawful bases to rely upon to process personal data, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification, broadened data subject rights, and the use of third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union, enhances enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the infringer, whichever is greater. The withdrawal of the United Kingdom from the European Union further complicated European data protection compliance obligations, as we must also comply with data privacy and security laws in effect in the UK that are substantially similar to the GDPR, but may diverge over time.

In Canada, the Personal Information Protection and Electronics Documents Act (Canada) (“PIPEDA”), the Personal Information Protection Act (Alberta), the Personal Information Protection Act (British Columbia), and the Act respecting the protection of personal information in the private sector (Quebec) govern the collection, use, and disclosure of personal information by private sector organizations. The Office of the Privacy Commissioner of Canada (“OPC”) has stated that it considers the personal information of cannabis users is to be considered sensitive. Canadian privacy jurisprudence regarding the obligations that private sector organizations have to individual data subjects is constantly evolving. Privacy laws in Canada are also changing at the legislative level in an effort to modernize laws to keep up with technological changes and to align with the international standards such as the GDPR. In Quebec, the passage of Law 25, An Act to modernize legislative provisions as regards the protection of personal information (formerly Bill 64) (“Law 25”), which gradually came into effect between September 2022 and 2024, modernized the obligations incumbent on private sector organizations in relation to the collection, use, and disclosure of personal information within Quebec, including, without limitation, by providing individuals with more significant rights and control over their personal information and imposing more accountability and transparency related obligations (e.g., privacy-by design, data breach notifications) that are in many ways similar to the GDPR. Law 25 enhanced the Commission d’accès à l’information’s powers, including by providing new powers of investigation and the ability to impose administrative monetary penalties (of up to $10 million or the amount corresponding to 2% of worldwide turnover for the preceding fiscal year, whichever is greater) and penal fines (of up to $25 million or the amount corresponding to 4% of worldwide turnover for the preceding fiscal year, whichever is greater). On June 17, 2021, the Province of Ontario commenced a public consultation on modernizing Ontario’s legislative framework focusing on strengthening privacy laws in Ontario. On November 25, 2024, the Government of Ontario passed Bill 194, the Strengthening Cyber Security and Building Trust in the Public Sector Act, 2024 (“Bill 194”), which significantly reformed the Freedom of Information and Protection of Privacy Act (“FIPPA”). Bill 194 amended FIPPA to, among other things, require certain public sector entities to report certain privacy breaches to the Information and Privacy Commissioner of Ontario (the “IPC”), require privacy assessments to be conducted before collecting personal information and increase the IPC’s investigative powers. In Alberta, on November 6, 2024, the provincial government introduced legislation to modernize the province’s access to information and public sector privacy regime. Specifically, Alberta’s government is proposing to divide the existing Freedom of Information and Protection of Privacy Act into two acts: the Protection of Privacy Act (“Bill 33”) and the Access to Information Act (“Bill 34”). In December 2024, Alberta’s government passed Bill 33 and Bill 34. The acts and associated regulations will come into force in Spring 2025. While Bill 33, Bill 34 and Bill 194 do not directly impact private sector organizations, the Company plans to continue to monitor developments regarding privacy law amendments and any forthcoming regulations. On the federal level, on June 16, 2022, the Canadian Federal Government introduced Bill C-27, the Digital Charter Implementation Act, 2022 (“Bill C-27”) which would replace PIPEDA with consumer privacy-specific legislation. Additionally, Bill C-27, would have introduced the Artificial Intelligence Data Act. Similar to Quebec’s Law 25, Bill C-27’s consumer privacy-specific legislation significantly enhances penalties and enforcement measures available to the OPC. Bill C-27 died on the order table when the Canadian Parliament was prorogued in January 2025. It is expected that a version of Bill C-27 will be introduced in the new Canadian Parliament, regardless of who the next governing party is.

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

We may from time to time be subject to litigation, claims, other legal and regulatory proceedings and disputes arising in the ordinary course of our manufacturing, marketing, distribution and sale of our products, some of which may adversely affect our business, financial condition, results of operations and growth prospects. Should we face class actions filed against us, plaintiffs in such class action lawsuits, as well as in other lawsuits against us, may seek very large or indeterminate amounts, including punitive damages, which may remain unknown for substantial periods of time. Should any litigation in which we become involved be determined against us, such a decision could adversely affect our ability to continue operating, adversely affect the market price for the Canopy Shares and require the use of significant resources.

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

As a manufacturer and distributor of products designed to be topically applied, ingested or inhaled by humans, we face an inherent risk of exposure to product liability claims, regulatory action and litigation if our products are alleged to have caused significant loss, injury, or death. In addition, the manufacture and sale of cannabis products involve the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from consumption of cannabis products alone or in combination with other medications or substances could occur as described under “ – There is limited long-term data with respect to the efficacy, side effects and safety of our products, and future clinical research studies on the effects of cannabis, hemp, cannabinoids and cannabis-based products may lead to conclusions that dispute or conflict with our understanding and belief regarding their benefits, commercial viability, safety, efficacy, dosing and social acceptance.” We may be subject to various product liability claims, including, among others, that our products caused injury or illness, are incorrectly labeled, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances.

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

We are required to test our cannabis products, as well as cannabis accessories, in many of our active markets, with independent third-party testing laboratories for, among other things, cannabinoid levels. However, testing methods and analytical assays for cannabinoid levels of detection vary among different testing laboratories. There is currently no industry consensus on standards for testing methods or compendium of analytical assays or standard levels of detection. The detected and reported cannabinoid content in our cannabis and hemp products therefore can differ depending on the laboratory and testing methods (analytical assays) used. Variations in reported cannabinoid content will likely continue until the relevant regulatory agencies and independent certification bodies (e.g., ISO, USP) collaborate to develop, publish and implement standardized testing approaches for cannabis (including hemp), cannabinoids and their derivative products. Until such standardized analytical assays and levels of detection are developed, the existing differences could cause confusion with our consumers, which could lead to a negative perception of us and our products, increase the risk of litigation and regulatory enforcement action regarding cannabinoid content and could make it more difficult for us to comply with regulatory requirements regarding contents of ingredients and packaging and labeling.

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

Our Credit Facility contains various restrictive covenants that limit, among other things, our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, open new offices that contain a material amount of assets, pay dividends, incur additional indebtedness and liens, enter into new businesses and amend, modify or otherwise supplement or restrict certain terms or conditions relating to our interests in Canopy USA. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the applicable lenders or terminate the Credit Facility, which may limit our operating flexibility. In addition, our Credit Facility is secured by substantially all of our assets, including our intellectual property, and requires us to satisfy certain financial covenants including certain minimum liquidity requirements. There is no guarantee that we will be able to generate sufficient cash flow or sales to meet these financial covenants or pay the principal and interest on any such debt. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance any such debt. Any inability to make scheduled payments or meet the financial covenants on our Credit Facility would adversely affect our business, financial condition, results of operations and growth prospects.

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

Specifically, we have sought trademark protection in many countries, including Canada and the European Union. Our ability to obtain registered trademark protection for cannabis and cannabis-related goods and services (including hemp and hemp-related goods and services), may be limited in certain countries outside of Canada and Europe, where laws on the legality of cannabis use are not uniform, and trademarks cannot be obtained for products that are “contrary to public policy or accepted principles of morality.” Accordingly, our ability to obtain intellectual property rights or enforce intellectual property rights against third-party uses of similar trademarks may be limited in certain countries.

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

We cannot offer any assurances about which patent applications, if any, will issue, the breadth of any such patent or whether any issued patents will be found invalid or unenforceable or which of our products or processes will be found to infringe upon the patents or other proprietary rights of third parties. Any successful opposition to future issued patents could deprive us of rights necessary for the successful commercialization of any new products or processes that we may develop.

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

The market prices for the securities of cannabis companies, including the Company, have historically been, and may in the future be, subject to large fluctuations. For example, during the period from January 1, 2024 through May 28, 2025, the closing price of the Canopy Shares on Nasdaq ranged from a low of US$0.83 to a high of US$14.88. The market price for the Canopy Shares may be volatile and subject to wide fluctuations in response to many factors, including:

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

If we are deemed to be an “investment company” under the Investment Company Act of 1940, as amended (the “1940 Act”), as a result of our unconsolidated interest in Canopy USA and certain other financial assets, we would likely either (i) be required to institute burdensome compliance requirements and restrict our activities to comply with the 1940 Act, which may make it difficult for us to continue operating our business or (ii) take actions to consolidate the financial results of Canopy USA into our financial statements, which would likely result in the loss of our listing on the Nasdaq.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, absent the ability to rely on another exclusion under the 1940 Act. Such “investment companies” are required to register and meet other requirements promulgated under the 1940 Act.

As of March 31, 2025, as a result of our unconsolidated interest in Canopy USA and certain other financial assets, we believe we own investment securities having a value of less than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Accordingly, we do not currently believe that we are an “investment company,” as such term is defined in the 1940 Act. However, if, in the future, this percentage exceeds 40%, absent the reliance on another exclusion, which may not be available and would depend on circumstances at that time, or some sort of relief from the SEC, which likely would not be available, we would be deemed to be an “investment company” for purposes of the 1940 Act. If this were to occur, we would likely either (i) be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to continue operating our business or (ii) take actions to consolidate the financial results of Canopy USA into our financial statements, which would likely result in the loss of our listing on the Nasdaq.

If we were deemed to be an “investment company” under the 1940 Act, our future activities may be restricted, including:

•
restrictions on the nature of our investments; and
•
restrictions on the issuance of securities, each of which may make it difficult for us to conduct our business and raise working capital.

In addition, we may be required to comply with burdensome requirements, including:

•
registration as an investment company with the SEC;
•
adoption of a specific form of corporate structure different from our current operating structure; and
•
limits on borrowing, extensive compliance program requirements, reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations to which we are currently not subject.

Compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to operate our business, and make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business, financial condition and results of operations.

If we determined to avoid compliance with 1940 Act by taking actions to consolidate the financial results of Canopy USA into our financial statements, we would likely lose our listing on the Nasdaq. As we have previously disclosed, the Nasdaq has advised us that companies that consolidate “the assets and revenues generated from activities in violation under federal law cannot continue to list on Nasdaq”. Because cannabis, other than hemp, continues to be categorized as a Schedule I controlled substance under the CSA, it is illegal under federal law in the United States to cultivate, distribute, or possess cannabis. Accordingly, Canopy USA’s activities violate federal law and, if its financial results were consolidated into our financial results, the Canopy Shares would likely be delisted from the Nasdaq.

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

There can be no assurance that we will not become a passive foreign investment company for U.S. federal income tax purposes, which could result in adverse U.S. federal income tax consequences to U.S. investors.

A non-U.S. corporation, like us, will be classified as a “passive foreign investment company” (“PFIC”) for U.S. federal income tax purposes for any tax year in which (a) 75% or more of the corporation’s gross income for such tax year is passive income or (b) 50% or more of the corporation’s gross assets by value either produce passive income or are held for the production of passive income, based on the quarterly average of the fair market value of such assets. We believe that we are not a PFIC for our most recently completed tax year. However, no assurance can be provided that we will not be classified as a PFIC for our current tax year or in the foreseeable future. Whether we are treated as a PFIC is fundamentally a factual determination that is made on an annual basis and depends, in part, on the nature and composition of our income and assets from time to time. Fluctuations in the market price of the Canopy Shares may cause us to be classified as a PFIC for the current or future tax years, because the value of our assets for purposes of the PFIC “asset test” (described below), including the value of our goodwill and other intangibles, may be determined by reference to the market price of the Common Shares, which could be volatile. In particular, declines in the market price of the Canopy Shares, and the manner in which we deploy cash (including cash raised in the Offering), could increase our risk of becoming a PFIC. No opinion of legal counsel or ruling from the IRS concerning our status as a PFIC has been obtained or is currently planned to be requested. PFIC classification is fundamentally factual in nature, generally cannot be determined until the close of the tax year in question and is determined annually. Additionally, the analysis depends, in part, on the application of complex U.S. federal income tax rules, which are subject to differing interpretations. Consequently, there can be no assurance that we will never be, are not, and will not become a PFIC for any tax year during which U.S. investors hold Canopy Shares.

Future sales or issuances of securities could adversely affect the prevailing market price of our securities.

We may issue and sell additional equity securities in subsequent offerings (including through the sale of securities convertible into equity securities and/or in connection with conversions or exchanges to retire outstanding debt). In addition, we are required to issue Canopy Shares pursuant to certain of our agreements. For example, additional Canopy Shares may be issued by us as consideration for the acquisition by Canopy USA of the remaining interests in Jetty, and the number of such additional Canopy Shares is currently not known, is not quantifiable as of the date hereof and may be material. In addition, we may issue additional Canopy Shares to satisfy any deferred payments to the shareholders of Wana, and additional Canopy Shares may be issued under the February 2025 ATM Program from time to time, each of which could result in dilution to our shareholders. We cannot predict the size of future issuances of equity securities or the size and terms of future issuances of debt instruments or other securities convertible into equity securities or the effect, if any, that future issuances and sales of our securities will have on the market price of the Canopy Shares.

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

Exercises of presently outstanding share options or warrants or conversion of Exchangeable Shares may also result in dilution to security holders. For example, as of May 28, 2025, we had outstanding:

•
26,261,474 Canopy Shares issuable upon conversion of the issued and outstanding Exchangeable Shares.
•
15,483,580 warrants exercisable into 15,483,580 Canopy Shares at an average exercise price of $10.47 per Canopy Share.
•
3,542,716 options exercisable into 3,542,716 Canopy Shares at an average exercise price of $31.08 per Canopy Share.

Exercises of these options or warrants or conversion of the Exchangeable Shares into Canopy Shares will result in dilution to our shareholders. In addition, sales of the Canopy Shares underlying these options or warrants could adversely affect the prevailing market price of the Canopy Shares. A decline in the market prices of the Canopy Shares could impair our ability to raise additional capital through the sale of securities should we desire to do so.

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

The CBI Group, our sole holder of Exchangeable Shares, has the ability to convert its Exchangeable Shares into Canopy Shares and accordingly, may be in a position to exercise significant influence over us.

The CBI Group may have the ability to exercise significant influence over us if they convert their Exchangeable Shares into Canopy Shares and, if they were to do so, as of May 28, 2025, would hold approximately 12.4% of the issued and outstanding Canopy Shares on a non-diluted basis. Accordingly, in light of such beneficial ownership, the CBI Group is in a position to exercise significant influence over us, including matters affecting shareholders or requiring shareholder approval, such as the election of directors, change of control transactions, amendments to our articles and bylaws and the determination of other significant corporate actions. Additionally, upon potential conversion of the Exchangeable Shares held by the CBI Group into Canopy Shares, the CBI Group’s significant voting interest in us may discourage transactions involving a change of control of us, including transactions in which an investor, as a shareholder, might otherwise receive a premium for its Canopy Shares over the then-current market price.

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

We may be negatively impacted by challenging global economic conditions and the evolving regulatory landscape in the United States.

Our business, financial condition, results of operations and cash flow may be negatively impacted by challenging global economic conditions.

A global economic slowdown would cause disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy and declining consumer and business confidence, which can lead to decreased levels of consumer spending. These macroeconomic developments could negatively impact our business, which depends on the general economic environment and levels of consumer spending. As a result, in the event of a global economic slowdown, we may not be able to maintain our existing customers or attract new customers, or we may be forced to reduce the price of our products. We are unable to predict the likelihood of the occurrence, duration or severity of such disruptions in the credit and financial markets or adverse global economic conditions. Any general or market-specific economic downturn could have a material adverse effect on our business, financial condition, results of operations and cash flow.

Additionally, the U.S. has imposed and may impose additional quotas, duties, tariffs, retaliatory or trade protection measures or other restrictions or regulations and may adversely adjust prevailing quota, duty or tariff levels, which can affect both the materials that we use to package our products and the sale of finished products. For example, the tariffs imposed by the U.S. on goods produced in Europe may impact products that we import from Germany in connection with our Storz & Bickel products sold in the U.S. The imposition of such tariffs, if not suspended or repealed, may increase the cost of our Storz & Bickel products, which could lead to reduced margins and decreased consumer demand. While our core business is more insulated from the effects of tariffs, measures to reduce the impact of tariff increases or trade restrictions, including geographical diversification of our sources of supply, adjustments in packaging design and fabrication or increased prices, could increase our costs, delay our time to market and/or decrease sales. The uncertainty related to whether and when tariffs will be imposed make measures to mitigate the impact of tariffs more costly and difficult to plan. Other governmental action related to tariffs or international trade agreements has the potential to adversely impact demand for our products and our costs, customers, suppliers and global economic conditions and cause higher volatility in financial markets. While we actively review existing and proposed measures to seek to assess the impact of them on our business, changes in tariff rates, import duties and other new or augmented trade restrictions could have a number of negative impacts on our business, including higher consumer prices and reduced demand for our products and higher input costs.

Further, the Trump Administration has established the Department of Government Efficiency, which implemented a federal government hiring freeze and announced certain additional efforts to reduce federal government employee headcount and the size of the federal government. It is unclear how these executive actions or other potential actions by the Trump Administration or other parts of the federal government will impact the DEA or other regulatory authorities. These budgetary pressures may reduce the DEA’s ability to perform its responsibilities. If a significant reduction in the DEA’s workforce occurs, the DEA’s budget is significantly reduced or a prolonged government shutdown occurs, it could significantly impact the ability of the DEA to timely reschedule cannabis from a Schedule I controlled substance under the CSA to a Schedule III controlled substance under the CSA, which could have an adverse impact on the Company’s U.S. strategy, and, ultimately, the Company’s financial results and operations.

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
•
Technical Safeguards: Our program consists of layered defenses to enhance resiliency within the system to prevent, detect and respond to any incidents. Our perimeter security includes but is not limited to, proactive threat intelligence via our security partners, firewalls, end-point security agents, email security, vulnerability assessments and scans, proactive patching, and privileged access management. Our detection capabilities include event logging and monitoring such as unsuccessful login attempts, escalated privilege attempts, anomaly detection. Our response capabilities are supplemented by a 3rd party breach response process through our insurer’s cyber panel, which includes access to a breach coach and forensic experts under a tripartite agreement to ensure coordinated response and maintain privilege; security playbooks setting forth a tactical guide to respond to cybersecurity events and threats as they occur; and recovery procedures. We have also implemented various technical safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including: firewalls, intrusion prevention and detection systems, anti-malware functionality, and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence, as well as outside audits and certifications.
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

The Company conducts periodic assessment and testing of the Company’s policies, standards, processes, and practices in a manner intended to address cybersecurity threats and events. The results of such assessments, audits, and reviews are published in monthly cybersecurity dashboards that are shared with our CFO. Based on the monthly reports, the CFO, with support from the VP of Information Technology, evaluates and provides a summary report to the Audit Committee on an annual basis. We review and train our employees on our cybersecurity policies, standards, processes, and practices annually or more frequently depending on needs identified within the monthly cybersecurity dashboards.

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

The VP of Information Technology, in coordination with our senior management team, including the CFO, work collaboratively to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any material cybersecurity incidents in accordance with the Company’s incident response and recovery plans. To facilitate the success of the Company’s cybersecurity program, cross-functional teams throughout the Company address cybersecurity threats and respond to cybersecurity incidents. Through ongoing communications with these teams, senior management are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time, and report such threats and incidents to the Audit Committee when appropriate.

The VP of Information Technology has been with our Company for over six years, previously serving as Director and subsequently Senior Director of Global IT Engineering. Prior to joining our organization, he was the Founder, President, and CEO of RjR Innovations, a recognized North American leader in IT Service Management. Over the course of his 27-year career within the Information Technology industry, he has established himself as a subject matter expert and thought leader, having served as both an ITIL Best Practice Conference and Keynote Speaker at various industry events. Supporting the VP of Information Technology is the Director of Cybersecurity & IT Engineering, a seasoned IT professional with more than 25 years of comprehensive experience spanning infrastructure, cybersecurity, architecture, and operations. He has been with our Company for over five years, during which he has held key roles including Senior Solutions Architect, Global IT Engineering and Network Engineer, Global IT Operations. He has also successfully completed advanced executive programs in cybersecurity leadership, including CISO and CISM certifications.

Material Effects of Cybersecurity Incidents

Risks from cybersecurity threats, have not materially affected and are not reasonably likely to materially impact our operations materially, including our business strategy, results of operations, or financial condition.

Item 2. Properties.

Our corporate headquarters is located in Smiths Falls, Ontario, Canada. Our primary cultivation facilities are located in Ontario and British Columbia. Outside Canada, we maintain a production and distribution facility for the European market in Sankt Leon-Rot, Germany. Further, the corporate offices and production facility of Storz & Bickel are located in Tuttlingen, Germany.

We believe that our facilities, taken as a whole, are in good condition and working order. We also believe we have adequate capacity to meet our current needs for the foreseeable future.

As of March 31, 2025, our material owned or leased properties consisted of the following:

Facility Location	Type	Segment	Property Owned/Leased	Utilization (Full or Partial)
CANADA
Smiths Falls, Ontario	Production / processing, manufacturing, distribution, research and development, corporate Licensed for cultivation	Canada Cannabis	Owned, subject to mortgage in favor of Wilmington Trust, National Association, in connection with the Credit Facility	Full
Kincardine, Ontario	Cultivation	Canada Cannabis	Owned, subject to mortgage in favor of Wilmington Trust, National Association, in connection with the Credit Facility	Full
Kelowna, British Columbia	Micro-cultivation and micro-processing	Canada Cannabis	Owned	Full
EUROPE
Tuttlingen, Germany	Corporate, manufacturing (Storz & Bickel)	Storz & Bickel	Owned	Full
Sankt Leon-Rot, Germany	Production, distribution	European - Medical	Leased	Full

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

On June 27, 2023, an ostensible shareholder commenced a putative class action (Dziedziejko v. Canopy Growth Corporation et al., Court File No. CV-23-00701769-00CP) in the Ontario Superior Court of Justice against the Company, two of its officers, and the Company’s auditor on behalf of a putative class of all persons or entities who acquired Canopy Growth’s securities in the secondary market between June 1, 2021 to June 22, 2023 and held some or all of those securities until the close of trading on May 10, 2023 or June 22, 2023. The plaintiff alleges that the Company’s disclosures contained misrepresentations within the meaning of the Securities Act (Ontario), that certain officers authorized, permitted, or acquiesced in the release of the impugned disclosures, that the Company and one of its officers acted in a manner that was oppressive or unfairly prejudicial to the proposed class members by failing to remedy alleged deficiencies in the Company’s internal controls, and that all of the defendants are liable for damages to the putative class. The action seeks an unspecified amount of damages, interest, legal fees, and the costs of administering a plan of distribution of the recovery. The Company was also named in two other putative class proceedings that were commenced between May 2023 and July 2023 in the Ontario Superior Court of Justice alleging that the Company’s disclosures contained misrepresentations. However, on November 10, 2023, the Ontario Superior Court of Justice decided a carriage motion staying those actions (Leonard v. Canopy Growth Corporation et al., Court File No. CV-23-00702281-00CP and Twidale v. Canopy Growth Corporation et al., Court File No. CV-23-00700135-00CP), and allowing Dziedziejko v. Canopy Growth Corporation et al., Court File No. CV-23-00701769-00CP to proceed to a hearing of the plaintiff’s motions for leave to proceed under the Securities Act and class certification.

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

In May 2023, in connection with the Company’s internal review of the financial reporting matters related to BioSteel Canada (the “BioSteel Review”), as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (the “2024 Annual Report”), the Company voluntarily self-reported to the SEC that the timing and amount of revenue recognition in the BioSteel Canada segment were under review. As a result of self-reporting the BioSteel Review, the Company is the subject of an ongoing investigation by the SEC. Although the Company is fully cooperating with the SEC and continues to voluntarily respond to requests in connection with this matter, it cannot predict when such matters will be completed or the outcome and potential impact. Any remedial measures, sanctions, fines or penalties, including, but not limited to, financial penalties and awards, injunctive relief and compliance conditions, imposed on the Company in connection with this matter could have a material adverse impact on our business, financial condition and results of operations. See “Risk Factors – As a result of self-reporting the BioSteel Review, the Company is the subject of a regulatory investigation and inquiry in connection with the BioSteel Review, and it cannot predict the timing of developments, and any adverse outcome of these continuing matters could have a material adverse effect on the Company” under Item 1A of this Form 10-K.

In response to a private arbitration commenced by the Company on or about March 8, 2024, on February 4, 2025, a payment guarantor under a share purchase agreement commenced a counterclaim against the Company within the arbitration seeking general damages of $6,399,700, plus aggravated damages of $1,000,000 and costs arising from alleged breaches of the share purchase agreement.

On April 4, 2025, an ostensible shareholder commenced a putative class action (Baron v. Canopy Growth Corporation et al. Case 1:25-cv-01877) against the Company and two of its officers in the U.S. District Court Eastern District of New York on behalf of all persons and entities that purchased or otherwise acquired Company securities between May 30, 2024 and February 6, 2025, alleging violations of U.S. federal securities laws. The claim alleges that the Company made false and/or misleading statements and/or failed to disclose that: (i) the Company had allegedly incurred significant costs producing Claybourne™ pre-rolled joints in connection with the Claybourne™ product launch in Canada; (ii) the foregoing costs, in addition to certain indirect costs that the Company incurred in connection with its Storz & Bickel vaporizer devices, were likely to have a significant negative impact on the Company’s gross margins and overall financial results; and (iii) accordingly, the Company had allegedly overstated the efficacy of its cost reduction measures and the health of its gross margins while downplaying issues with the same. The plaintiff seeks an unspecified amount of damages, attorneys’ fees and costs, and other relief.

The Company denies any alleged misconduct and liability for each of the claims asserted in the above-noted Court and arbitration proceedings, believes that the defendants/respondents have meritorious defenses to the claims, and expects to vigorously defend the claims, although the Company cannot predict when or how they will be resolved or estimate what the potential loss or range of loss would be, if any.

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

Holders

As of May 28, 2025, there were approximately 778 registered holders of record of Canopy Shares. This number of holders of record does not represent the actual number of beneficial owners of Canopy Shares because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

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

Purchases of Equity Securities by the Issuer and Affiliated Persons

We did not purchase any of the Canopy Shares during the three months ended March 31, 2025.

Item 6. Reserved.

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
•
Part 2 - Results of Operations. This section provides an analysis of our results of operations for (1) fiscal 2025 in comparison to fiscal 2024; and (2) fiscal 2024 in comparison to fiscal 2023.
•
Part 3 - Financial Liquidity and Capital Resources. This section provides an analysis of our cash flows and outstanding debt and commitments for fiscal 2025. Included in this analysis is a discussion of the amount of financial capacity available to fund our ongoing operations and future commitments.
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

Part 1 - Business Overview

We are a world-leading cannabis company which produces, distributes, and sells a diverse range of cannabis and cannabis related products. We are a collective of dynamic and engaged leaders, united by a passion for cannabis, focused on delighting our consumers and medical cannabis patients while creating value for our stakeholders and one another. Above all else, we are driven by an unwavering commitment to providing our consumers with the best possible experiences rooted in our vision of unleashing the power of cannabis to improve lives. From product and process innovation to market execution, we are driven by a commitment to drive the industry forward.

Our cannabis products are principally sold for adult-use and medical purposes under a portfolio of distinct brands. Our core operations are in Canada, Europe and Australia and we hold a significant non-controlling, non-voting interest in an entity that participates in the sale of cannabis and hemp derived products in the United States.

Today, we are a leader in the medical as well as adult use cannabis market in Canada where we offer a broad portfolio of brands and products and continue to expand our portfolio to include new innovative cannabis products and formats. Our primary medical brand is Spectrum Therapeutics and we have also launched Canopy Medical, a medical cannabis brand in select international markets. Our curated cannabis product formats include dried flower, pre-rolled joints (“PRJ”), oil, softgel capsules, edibles including gummies, vapes and beverages, as well as a wide range of cannabis accessories including our premier herbal vaporizer devices Storz & Bickel®(collectively with Storz & Bickel GmbH, “Storz & Bickel”).

Our cannabis cultivation operations are focused in two facilities, our greenhouse facility in Kincardine, Ontario and the DOJA facility in Kelowna, British Columbia. We believe that the cultivation capacity in the Kincardine facility and the DOJA facility, as well as externally sourced cannabis flower supply can meet the current demand for our premium dried flower. The receipt of our European Union Good Manufacturing Practices (“EU-GMP”) certification at the Kincardine facility enables us to continue exporting certified medical cannabis to medical markets in Europe as well as other medical cannabis markets around the world.

Our licensed operational capacity in Canada includes advanced manufacturing capability for oil and softgel encapsulation, PRJ (infused and non-infused), and hash production, which is primarily completed at our Smiths Falls, Ontario facility. Through our in-house manufacturing capabilities of adult-use cannabis products, we can process and package bulk cannabis flower, PRJ and vape products, whether internally or externally sourced, into high quality cannabis products. Our remaining products are manufactured through an adaptive third-party sourcing model for all edibles and extracts. We are confident that our production and manufacturing capabilities and know-how are sufficient to meet the diverse needs of our adult-use and medical cannabis consumers in Canada.

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
•
International markets cannabis - includes the production, distribution and sale of a diverse range of cannabis and hemp products internationally pursuant to applicable international legislation, regulations and permits. Priority markets include medical cannabis in Australia and Europe where the Company offers branded high-quality flower, oil and extract products under our recognized Spectrum Therapeutics and Canopy Medical brands, as well as the Company's Storz & Bickel line of medically approved vaporizers in Australia;
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

On October 16, 2024, the Company made an early prepayment under the Credit Facility in an aggregate principal amount equal to US$100.0 million of the principal amount outstanding thereunder at a discounted price of US$97.5 million (the “Third Quarter

2025 Paydown”). Pursuant to the Amending Agreement (as defined below), the US$100.0 million prepayment of the Credit Facility was required to be made by December 31, 2024.

On March 31, 2025, the Company made an optional prepayment under the Credit Facility in an aggregate principal amount equal to US$100.0 million of the principal amount outstanding thereunder at a discounted price of US$97.5 million (the “Optional Prepayment”), and as a result, the maturity date under the Credit Facility was further extended to September 18, 2027.

Facility Lease Renegotiation

In December 2024, the Company renegotiated the terms of a long-term facility lease, resulting in a short-term to long-term reclassification of its lease liabilities (the “Lease Renegotiation”). The renegotiated terms result in changes to future cashflows associated with the lease.

ATM Programs

On June 6, 2024, the Company established an at-the-market equity program that allowed it to issue and sell up to US$250 million of Canopy Shares to the public from time to time at the Company’s discretion (the “June 2024 ATM Program”) pursuant to an equity distribution agreement (the “2024 Equity Distribution Agreement”) entered into among the Company and BMO Nesbitt Burns Inc., as Canadian agent, and BMO Capital Markets Corp., as U.S. agent (together, the “Agents”).

On February 28, 2025, the Company established a new at-the-market equity program that allows it to issue and sell up to US$200 million of Canopy Shares to the public from time to time at the Company’s discretion (the “February 2025 ATM Program”, and together with the June 2024 ATM Program, the “ATM Programs”) pursuant to an equity distribution agreement (the “2025 Equity Distribution Agreement) entered into among the Company and the Agents. The February 2025 ATM Program will be effective until the earlier of (i) the issuance and sale of all of the Canopy Shares issuable pursuant to the February 2025 ATM Program; (ii) the date on which the Company receives notice from a securities regulatory authority that the Company’s Canadian short form base shelf prospectus dated June 5, 2024 and/or the Company’s registration statement filed with the SEC has ceased to be effective; and (iii) July 5, 2026, unless terminated earlier in accordance with the terms of the 2025 Equity Distribution Agreement. The 2025 Equity Distribution Agreement replaced the 2024 Equity Distribution Agreement.

During the fiscal year ended March 31, 2025, the Company sold 71,044,862 Canopy Shares for gross proceeds of $347.1 million (US$250 million) under the June 2024 ATM Program and 23,169,358 Canopy Shares for gross proceeds of $38.3 million (US$26.7 million) under the February 2025 ATM Program.

Acreage Acquisition

On December 9, 2024, Canopy USA completed its acquisition of Acreage (the “Acreage Acquisition”) and now owns 100% of the issued and outstanding shares of Acreage. In connection with: (i) the arrangement agreement dated April 18, 2019, as amended on May 15, 2019, September 23, 2020 and November 17, 2020 (the “Existing Acreage Arrangement Agreement”) and restated plan of arrangement (the “Acreage Amended Arrangement”); and (ii) the arrangement agreement among Canopy Growth, Canopy USA and Acreage, as amended (the “Floating Share Arrangement Agreement”), Canopy USA acquired all of the issued and outstanding Class D subordinate voting shares (the “Floating Shares”) of Acreage on the terms and conditions set forth in the court-approved plan of arrangement (the “Floating Share Arrangement”). Immediately following the implementation of the Floating Share Arrangement, Canopy USA acquired all of the issued and outstanding Class E subordinate voting shares (the “Fixed Shares”) of Acreage (the “Fixed Share Acquisition”).

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

In addition, Canopy Growth: (i) issued 5,118,426 common shares of the Company to an eligible participant pursuant to the existing tax receivable bonus plans of High Street Capital Partners, LLC, a subsidiary of Acreage (“HSCP”); and (ii) 306,151 common shares of the Company were issuable in connection with Canopy USA’s acquisition of the minority interests of certain subsidiaries of Acreage, of which 237,682 common shares of the Company have been issued.

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

In exchange for the issuances of Canopy Growth common shares, warrants and other replacement securities in connection with the Acreage Acquisition, Canopy Growth received additional Non-Voting Shares with a value of $50.8 million and Canopy USA delivered guarantees in respect of the obligations owing pursuant to the Elevate (as defined below) loan receivable. Refer to Note 13 for more information on Canopy USA investment balances and refer to Note 21 for more information on the share and warrant issuances as part of the Acreage Acquisition.

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

On March 21, 2025, Prime Minister Carney announced that the Government of Canada will cancel the Capital Gains Proposals.

Factors Impacting our Business

To achieve our vision, our strategy consists of five pillars:

Furthering our Leadership Position with Medical Cannabis Patients Worldwide - We are committed to the high-quality production of medical cannabis products and are equally committed to helping medical professionals confidently prescribe and patients to responsibly use our products. Our unwavering commitment to the safety and effectiveness of our products is a critical strategic imperative which also helps differentiate us in the growing cannabis market. To remain successful, we consistently strive to make significant investments in our operations within Canada and Europe and we are well-positioned to pursue international growth opportunities with our strong medical cannabis brands and distribution networks. We intend to fuel the continued demand for our European Union Good Manufacturing Practices (“EU-GMP”) certified medical grade cannabis internationally with supply from within Europe and from our Canadian EU-GMP certified facility in Kincardine, Ontario. In addition, we will continue to maximize our existing routes to market to further our execution on our international growth plans, while leveraging our cannabis expertise and well-established medical brands.

Leadership of Global Vaporization through Storz &Bickel - Vaporization is a consumption method that aligns with the desires of several of our medical cannabis patients and adult-use consumers. With an already extensive product portfolio, our focus is to continue to push for more impactful product innovations that allow for the expansion of new product formats. Like our cannabis, these devices are crafted with the same attention to quality, performance and safety and undergo rigorous manufacturing procedures and certification. While already internationally established, Storz & Bickel is focused on addressing consumer needs in the North American market and intends to continue to deliver its award-winning products to a broader audience.

Focusing on Profitable Scale in Adult-Use Cannabis through our Powerhouse Brands Backed by Exceptional Product Quality - The heart of our business is in North America with our roots in Canada and investments in the U.S. Our brand portfolio includes Tweed, Claybourne™, HiWay, 7ACRES, Twd., Wana, and Deep Space in our Canadian adult-use market. As markets continue to evolve, we believe the role of brands will become more prominent in consumers’ desire for trustworthy products that deliver quality and consistency of experience. We are investing in our brands to further our position of leadership in the market and to continually strengthen their relationship with consumers. We understand that the success of our products and brands is only achievable with the support and buy-in of customers. As consumer needs and trends evolve, we are continuing to focus our efforts on product categories with the highest and most tangible profit opportunities that also align to customer needs and consumer desires. At the same time, we are significantly optimizing our wholesale capabilities to ensure that our products have the broadest distribution in our highest profit geographies.

Leveraging Our Disciplined “Asset-Right” Model and Power Growth - As the cannabis market continues to rapidly evolve, we remain focused on driving efficiency for the greatest return on asset investments. Our objective is to excel at our own internal manufacturing capabilities by making selective investments in assets that will accelerate returns and secure long-term sustainable profitability. This means we will invest where necessary and continue to leverage local and/or regional suppliers for raw materials to complement our owned operations. We continually and consistently seek to optimize our operating footprint in order to achieve profitability and foster growth while retaining a steadfast commitment to the quality of our products and the integrity of our global supply chain.

Unparalleled exposure to the expanding U.S. cannabis market - Unlike other cannabis businesses, our investment in Canopy USA provides a unique opportunity to maximize the value of our previously-held conditional U.S. THC investments. We have an unconsolidated and non-controlling interest in Canopy USA which is, and is expected to continue to be, accounted for as an equity method (fair value) investment until such time as a Stock Exchange Permissibility Date (as defined below) occurs. Canopy USA’s powerhouse brands, Wana (as defined below) and Jetty (as defined below), establish a foundation for us to participate in the world’s largest and fastest growing cannabis market and to offer our shareholders unique exposure to this market’s growth.

Canopy USA and certain entities over which Canopy USA exercises control (such entities, the “Canopy USA LPs”) currently hold an ownership interest in the following assets, among others:

•
Wana – Canopy USA holds 100% of the membership interests of Wana Wellness, LLC, The Cima Group, LLC, and Mountain High Products, LLC (collectively, “Wana”).
•
Jetty – Canopy USA holds approximately 77% of the shares of Lemurian, Inc. (“Jetty”).
•
Acreage – Canopy USA holds 100% of the issued and outstanding shares of Acreage Holdings, Inc. (“Acreage”).
•
TerrAscend – the Canopy USA LPs hold an aggregate of 64,564,487 TerrAscend common shares (the “TerrAscend Common Shares”) on an as-converted basis and 22,474,130 TerrAscend Common Share purchase warrants with a weighted average exercise price of $6.07 per TerrAscend Common Share and expiring on December 31, 2032 (the “TerrAscend Warrants”). Assuming full exercise of the TerrAscend Warrants, the Canopy USA LPs will hold an aggregate of 87,038,617 TerrAscend Common Shares on an as-converted basis assuming conversion of the TerrAscend exchangeable shares (the “TerrAscend Exchangeable Shares”) held by the Canopy USA LPs.

Part 2 - Results of Operations

The results of operations presented below reports the financial performance of the continuing operations of Canopy Growth for the years ended March 31, 2025 and 2024. Further to Note 6 in the Company’s accompanying financial statements, the BioSteel segment results for all periods prior to the September 14, 2023 and November 16, 2023, being the effective dates of deconsolidation as a result of the CCAA Proceedings (as defined below), are classified as discontinued operations and therefore are excluded from continuing operations.

On September 14, 2023, Canopy Growth ceased funding the operations of BioSteel Sports Nutrition Inc. (“BioSteel Canada”) and commenced proceedings (the “CCAA Proceedings”) under the Companies' Creditors Arrangement Act (the “CCAA”) in the Ontario Superior Court of Justice (Commercial List) and obtained recognition of that proceeding under Chapter 15 of the United States Bankruptcy Code.

Discussion of Fiscal 2025 Results of Operations

The following table presents selected consolidated financial information for the years ended March 31, 2025 and 2024:

	Years ended March 31,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2025	2024	$ Change	% Change
Selected consolidated financial information:
Net revenue	$268,995	$297,146	$(28,151)	(9%)
Gross margin percentage	30%	27%	-	300 bps
Net loss from continuing operations	$(604,138)	$(483,682)	$(120,456)	(25%)
Net loss from continuing operations attributable to Canopy Growth Corporation	$(604,138)	$(483,682)	$(120,456)	(25%)
Basic and diluted loss per share from continuing operations[1]	$(5.62)	$(6.47)	$0.85	13%
[1] For the year ended March 31, 2025, the weighted average number of outstanding common shares, basic and diluted, totaled 107,553,729 (year ended March 31, 2024 - 74,787,521).

Net Revenue

We report net revenue in four segments: (i) Canada cannabis; (ii) international markets cannabis; (iii) Storz & Bickel; and (iv) This Works. Revenue derived from the remainder of our operations are included within “other”. The following table presents segmented net revenue for the years ended March 31, 2025 and 2024:

Net Revenue	Years ended March 31,
(in thousands of Canadian dollars)	2025	2024	$ Change	% Change
Canada cannabis
Canadian adult-use cannabis[1,3]	$78,828	$92,803	$(13,975)	(15%)
Canadian medical cannabis[2,4]	77,032	66,362	10,670	16%
	$155,860	$159,165	$(3,305)	(2%)

International markets cannabis[5]	$39,734	$41,312	$(1,578)	(4%)
Storz & Bickel	$73,401	$70,670	$2,731	4%
This Works	$-	$21,256	$(21,256)	(100%)
Other[1,2]	-	4,743	(4,743)	(100%)

Net revenue	$268,995	$297,146	$(28,151)	(9%)
1 A reclassification of $433 of ancillary cannabis revenues from Other to Canadian adult-use cannabis occurred for the year ended March 31, 2024.
2 A reclassification of $5,016 of ancillary cannabis revenues from Other to Canadian medical cannabis occurred for the year ended March 31, 2024.

[3] Reflects excise taxes of $36,442 and other revenue adjustments, representing our determination of returns and pricing adjustments, of $4,166 for the year ended March 31, 2025 (year ended March 31, 2024 - excise taxes of $40,115 and other revenue adjustments of $3,514).

[4] Reflects excise taxes of $8,532 for the year ended March 31, 2025 (year ended March 31, 2024 - $6,673).
[5] Reflects other revenue adjustments of $100 for the year ended March 31, 2025 (year ended March 31, 2024 - $645).

Net revenue was $269.0 million in fiscal 2025, as compared to $297.1 million in fiscal 2024. The year-over-year decrease is primarily attributable to: (i) the divestiture of This Works on December 18, 2023; (ii) a decrease in Canada adult-use cannabis; and (iii) a decline in our U.S. CBD business. These decreases were partially offset by: (i) growth in Canada medical; and (ii) growth in Storz & Bickel.

Canada cannabis

Net revenue from our Canada cannabis segment was $155.9 million in fiscal 2025, as compared to $159.2 million in fiscal 2024.

Canadian adult-use cannabis net revenue was $78.8 million in fiscal 2025, as compared to $92.8 million in fiscal 2024. The year-over-year decrease is primarily attributable to lower sales volumes and sales velocity on our core flower and PRJ offerings due to continued increase in price competition, partially offset by a shift towards infused PRJs and opportunistic bulk sales.

Canadian medical cannabis net revenue was $77.0 million in fiscal 2025, as compared to $66.4 million in fiscal 2024. The year-over-year increase is primarily attributable to an increase in the average size of medical orders placed by our customers due largely to an increase in the percentage of insured customers, and a larger assortment of cannabis product choices offered to our customers.

International markets cannabis

International markets cannabis revenue was $39.7 million in fiscal 2025, as compared to $41.3 million in fiscal 2024. The year-over-year decrease is primarily attributable to: (i) a decline in our Australian medical cannabis business and (ii) a decline in our U.S. CBD business resulting from a transition of our U.S. CBD business to Canopy USA which was deconsolidated on April 30, 2024, offset by increased shipments of flower products in Europe, driven by Poland and Germany.

Storz & Bickel

Revenue from Storz & Bickel was $73.4 million in fiscal 2025, as compared to $70.7 million in fiscal 2024. The year-over-year increase is primarily attributable to strong growth in Germany and the United Kingdom, sales of our Mighty vaporizer and sales of Venty, our newest portable vaporizer.

This Works

Revenue from This Works was $nil in fiscal 2025, as compared to $21.3 million in fiscal 2024. The year-over-year decrease is due to the completion of the divestiture of This Works on December 18, 2023.

Cost of Goods Sold and Gross Margin

The following table presents cost of goods sold, gross margin and gross margin percentage on a consolidated basis for the years ended March 31, 2025 and 2024:

	Years ended March 31,
(in thousands of Canadian dollars except where indicated)	2025	2024	$ Change	% Change
Net revenue	$268,995	$297,146	$(28,151)	(9%)

Cost of goods sold	$189,484	$216,264	$(26,780)	(12%)
Gross margin	79,511	80,882	(1,371)	(2%)
Gross margin percentage	30%	27%	-	300 bps

Cost of goods sold was $189.5 million in fiscal 2025, as compared to $216.3 million in fiscal 2024. Our gross margin was $79.5 million in fiscal 2025, or 30% of net revenue, as compared to a gross margin of $80.9 million and gross margin percentage of 27% of net revenue in fiscal 2024. The year-over-year increase in the gross margin percentage was primarily attributable to improvement in our Canada cannabis segment resulting from (i) the realized benefit of our cost savings program and strategic changes to our business that were initiated in the fourth quarter of fiscal 2023; and (ii) a shift in channel mix to higher margin medical sales, partially offset by costs related to new product launches, increased price competition and higher indirect costs.

We report gross margin and gross margin percentage in four segments: (i) Canada cannabis; (ii) international markets cannabis; (iii) Storz & Bickel; and (iv) This Works. Gross margin and gross margin percentage associated with the remainder of our operations are included within “other". The following table presents segmented gross margin and gross margin percentage for the years ended March 31, 2025 and 2024:

	Years ended March 31,
(in thousands of Canadian dollars except where indicated)	2025	2024	$ Change	% Change
Canada cannabis segment
Net revenue[1]	$155,860	$159,165	$(3,305)	(2%)
Cost of goods sold[2]	119,343	133,525	(14,182)	(11%)
Gross margin	36,517	25,640	10,877	42%
Gross margin percentage	23%	16%		700 bps

International markets cannabis segment
Revenue	$39,734	$41,312	$(1,578)	(4%)
Cost of goods sold	24,509	24,630	(121)	0%
Gross margin	15,225	16,682	(1,457)	(9%)
Gross margin percentage	38%	40%		(200) bps

Storz & Bickel segment
Revenue	$73,401	$70,670	$2,731	4%
Cost of goods sold	45,632	40,542	5,090	13%
Gross margin	27,769	30,128	(2,359)	(8%)
Gross margin percentage	38%	43%		(500) bps

This Works segment
Revenue	$-	$21,256	$(21,256)	(100%)
Cost of goods sold	-	10,722	(10,722)	(100%)
Gross margin	-	10,534	(10,534)	(100%)
Gross margin percentage	-%	50%		N/A

Other
Revenue[1]	$-	$4,743	$(4,743)	(100%)
Cost of goods sold[2]	-	6,845	(6,845)	(100%)
Gross margin	-	(2,102)	2,102	100%
Gross margin percentage	-%	(44%)		N/A

1 A reclassification of $5,449 of ancillary cannabis revenues from Other to Canada cannabis occurred for the year ended March 31, 2024.

2 A reclassification of $4,705 of ancillary cannabis cost of goods sold from Other to Canada cannabis occurred for the year ended March 31, 2024.

Canada cannabis

Gross margin for our Canada cannabis segment was $36.5 million in fiscal 2025, or 23% of net revenue, as compared to $25.6 million in fiscal 2024, or 16% of net revenue. The year-over-year increase in the gross margin percentage was primarily attributable to: (i) the realized benefit of our cost savings program and strategic changes to our business that were initiated in the fourth quarter of fiscal 2023; and (ii) a shift in channel mix to higher margin medical sales.

International markets cannabis

Gross margin for our international markets cannabis segment was $15.2 million in fiscal 2025, or 38% of net revenue, as compared to $16.7 million in fiscal 2024, or 40% of net revenue. The year-over-year decrease in the gross margin percentage is primarily attributable to recent pricing pressures in Poland and lower selling prices in Germany. Lower sales in our Australian medical cannabis business and the decline in U.S. CBD sales also contributed to the decline in gross margin percentage.

Storz & Bickel

Gross margin for our Storz & Bickel segment was $27.8 million in fiscal 2025, or 38% of net revenue, as compared to $30.1 million in fiscal 2024, or 43% of net revenue. The year-over-year decrease in the gross margin percentage is driven primarily by a shift in product mix as additional rebates were provided to clear out remaining stock of a previously planned discontinued product and increases in indirect costs.

This Works

Gross margin for our This Works segment was $nil in fiscal 2025, or 0% of net revenue, as compared to $10.5 million in fiscal 2024, or 50% of net revenue. The year-over-year decrease in the gross margin percentage is due to the completion of the divestiture of This Works on December 18, 2023.

Operating Expenses

The following table presents operating expenses for the years ended March 31, 2025 and 2024:

	Years ended March 31,
(in thousands of Canadian dollars)	2025	2024	$ Change	% Change
Operating expenses
General and administrative	$65,060	$90,265	$(25,205)	(28%)
Sales and marketing	60,852	76,145	(15,293)	(20%)
Acquisition, divestiture, and other costs	19,524	34,767	(15,243)	(44%)
Depreciation and amortization	24,190	28,252	(4,062)	(14%)
Selling, general and administrative expenses	169,626	229,429	(59,803)	(26%)

Share-based compensation	(4,205)	14,180	(18,385)	(130%)

Loss on asset impairment and restructuring	31,233	65,987	(34,754)	(53%)
Total operating expenses	$196,654	$309,596	$(112,942)	(36%)

Selling, general and administrative expenses

Selling, general and administrative expenses were $169.6 million in fiscal 2025, as compared to $229.4 million in fiscal 2024.

General and administrative expense was $65.1 million in fiscal 2025, as compared to $90.3 million in fiscal 2024. The year-over-year decrease is primarily attributable to: (i) the impact of the restructuring actions and cost savings program initiated in the fourth quarter of fiscal 2023; (ii) continued decrease in people costs and professional service costs; and (iii) the divestiture of This Works on December 18, 2023.

Sales and marketing expense was $60.9 million in fiscal 2025, as compared to $76.1 million in fiscal 2024. The year-over-year decrease is primarily attributable to: (i) the divestiture of This Works on December 18, 2023; (ii) the impact of the restructuring actions and cost savings program initiated in the fourth quarter of fiscal 2023; and (iii) continued decrease in people costs and professional service costs.

Acquisition-related costs were $19.5 million in fiscal 2025, as compared to $34.8 million in fiscal 2024. In fiscal 2025, costs were incurred primarily in relation to:

•
continued legal costs arising from the restatement of our consolidated financial statements in connection with the review of the financial reporting matters related to the BioSteel business unit;
•
the Reorganization of Canopy USA;
•
costs associated with the Debt Acquisition of Acreage; and

•
costs relating to the modification of the Credit Agreement that occurred in August 2024;

Comparatively, in fiscal 2024, costs were incurred primarily in relation to:

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

Depreciation and amortization expense was $24.2 million in fiscal 2025, as compared to $28.3 million in fiscal 2024. The year-over-year decrease is primarily attributable to the previously-noted restructuring actions and cost savings programs, including the closure of certain of our Canadian facilities and other operational changes to implement cultivation-related efficiencies and improvements in the Canadian adult-use cannabis business.

Share-based compensation

Share-based compensation was $(4.2) million in fiscal 2025, as compared to $14.2 million in fiscal 2024. The year-over-year change from an expense to an expense reversal is driven by the departure of our former CEO which resulted in a deemed modification of his existing share-based compensation and reversal of expensing associated with unvested tranches. The expense reversal is partially offset by (i) the first quarter of fiscal 2025 grant of 0.8 million options and 0.7 million restricted share units and (ii) higher forfeitures in fiscal 2024 due to previously-noted restructuring actions.

Asset impairment and restructuring costs

Asset impairment and restructuring costs recorded in operating expenses were $31.2 million in fiscal 2025, as compared to $66.0 million in fiscal 2024.

Loss on asset impairment and restructuring recorded in fiscal 2025 is primarily related to the non-cash impairment of divestiture-related assets, employee restructuring costs, and ongoing holding costs to maintain previously restructured sites. These amounts were offset by a gain related to remeasurement of a lease liability upon execution of the exit agreement.

Comparatively, in fiscal 2024, the loss on asset impairment and restructuring was primarily related to: (i) the Storz & Bickel goodwill and intangible asset impairment resulting from our annual impairment testing; (ii) the charges associated with the completion of the This Works divestiture; and (iii) incremental impairment losses and other costs associated with the restructuring of our Canadian cannabis operations that were initiated in the three months ended March 31, 2023. These charges were offset by a gain on the sale of our production facility at 1 Hershey Drive in Smiths Falls, Ontario. The gain is due to the sale proceeds exceeding the carrying value that was previously impaired at March 31, 2023.

Other

The following table presents other income (expense), net, and income tax (expense) recovery for the years ended March 31, 2025 and 2024:

	Years ended March 31,
(in thousands of Canadian dollars)	2025	2024	$ Change	% Change
Other income (expense), net	(479,854)	(242,641)	(237,213)	(98%)
Income tax expense	(7,141)	(12,327)	5,186	42%

Other income (expense), net

Other income (expense), net, was an expense amount of $479.9 million in fiscal 2025, as compared to an expense amount of $242.6 million in fiscal 2024. The year-over-year change of $237.3 million, increase in expense, is primarily attributable to:

•
Increase in non-cash expense of $275.4 million related to fair value changes on our Canopy USA related and other financial assets, from an expense amount of $124.8 million in fiscal 2024 to an expense amount of $400.2 million in fiscal 2025. The fiscal 2025 expense amount is primarily attributable to fair value decreases relating to our investments in:
•
the Canopy USA equity method investment in the amount of $98.6 million;
•
the Canopy USA LPs equity method investment in the amount of $148.1 million;
•
the Canopy Elevate I LLC, Canopy Elevate II LLC and Canopy Elevate III LLC (collectively, “Elevate”) loan receivable, in the amount of $7.3 million relating to fair value movements in consideration of the debtor's net assets;
•
the Acreage Debt (as defined below) loan receivable, in the amount of $140.1 million, primarily attributable to changes in market conditions and assumptions;
•
the Acreage financial instrument, in the amount of $31.8 million. On a quarterly basis, we determine the fair value of the Acreage financial instrument using a probability-weighted expected return model, incorporating several potential scenarios and outcomes associated with the Acreage Amended Arrangement. The fair value decrease in fiscal 2025 is primarily attributable to an increase of approximately 75% in our share price up to the Deconsolidation Date (as defined below), relative to an increase of approximately 46% in Acreage’s share price during that same period. As a result, the model at the Deconsolidation Date reflects both a higher estimated value of the Canopy Growth common shares that were expected to be issued upon the Acreage Acquisition, and a higher estimated value of the Acreage shares that were expected to be acquired at that time. In the period up to the Deconsolidation Date, the relative share price movements resulted in a decrease in the value of the Acreage financial instrument; and
•
Indiva Limited (“Indiva”) shares, in the amount of $2.8 million due to a decrease in the price per Indiva share as a result of Indiva's CCAA proceedings.

These fair value decreases were partially offset by a fair value increase related to our investment in:

•
the TerrAscend Exchangeable Shares, in the amount of $17.3 million, which was primarily attributable to an increase of approximately 16% in TerrAscend’s share price up to April 30, 2024, being the date that Canopy Growth deconsolidated the financial results of Canopy USA (the “Deconsolidation Date”);
•
the TerrAscend Warrants, in the amount of $7.9 million, which was primarily attributable to an increase of approximately 16% in TerrAscend’s share price up to the Deconsolidation Date; and
•
the Option Premium, in the amount of $3.1 million related to closing of the Acreage Debt Acquisition and release of the amount that was previously held in escrow pursuant to the Option Agreement.

Comparatively, the fiscal 2024 expense amount is primarily attributable to fair value decreases relating to our investments in:

•
The Wana financial instrument, in the amount of $83.2 million, primarily attributable to changes in expectations of future cash flows to be generated by Wana;
•
The Jetty financial instrument, in the amount of $15.1 million, primarily attributable to changes in expectations of future cash flows to be generated by Jetty;
•
The Acreage financial instrument, in the amount of $45.4 million. On a quarterly basis, we determine the fair value of the Acreage financial instrument using a probability-weighted expected return model, incorporating several potential scenarios and outcomes associated with the Acreage Amended Arrangement. The fair value decrease for fiscal 2024 is primarily attributable to a decrease of approximately 51% in our share price, relative to a decrease of approximately 49% in Acreage's share price during the same period. As a result, the model at March 31, 2024 reflects both a lower estimated value of the Canopy Growth common shares expected to be issued upon changes in U.S. federal law to permit the general cultivation, distribution, and possession of marijuana or to remove the regulation of such activities from the federal laws of the United States (the “Triggering Event”), and a lower estimated value of the Acreage shares expected to be acquired at that time. In fiscal 2024, the relative share price movements resulted in a decrease in the value of the Acreage financial instrument.
•
The Universal Hemp, LLC (“Acreage Hempco”) debenture, in the amount of $15.8 million, primarily attributable to changes in expectations of future cash flows to be received.

These fair value decreases were partially offset by a fair value increases related to our investments in:

•
The TerrAscend Exchangeable Shares, in the amount of $26.9 million, primarily attributable to an increase of approximately 23% in TerrAscend’s share price during fiscal 2024; and
•
The 22,474,130 TerrAscend Warrants, in the amount of $6.6 million, primarily attributable to an increase of approximately 23% in TerrAscend’s share price during fiscal 2024.

•
Decrease in expense of $35.8 million related to non-cash fair value changes on our debt, from $35.8 million in fiscal 2024 to $nil in fiscal 2025. The year-over-year change is driven primarily by the fair value change of the CBI Note in fiscal 2024. In fiscal 2025 there are no debt balances recorded at fair value.
•
Change of $47.8 million related to fair value changes on acquisition related contingent consideration and other, from an income of $12.3 million in fiscal 2024 to an expense of $35.5 million in fiscal 2025. The fair value change in fiscal 2025 relates primarily to various acquisition related contingent consideration. Comparatively, the fair value change in fiscal 2024 related primarily to the estimated deferred payments associated with our investment in Wana.
•
Change of $34.4 million related to charges associated with the settlement of our debt, from an expense amount of $12.1 million in fiscal 2024 to an income amount of $22.3 million in fiscal 2025. For fiscal 2025, we recognized a gain of $22.3 million, primarily in connection with the exchange of the CBI Note. Comparatively, in fiscal 2024, we recognized a charge of $12.1 million, which is primarily due to the settlement of our unsecured senior notes and principal repayments on the Credit Facility.
•
Decrease in interest income of $7.4 million, from $16.2 million in fiscal 2024 to $8.8 million in fiscal 2025. The year-over-year decrease is attributable to lower cash and cash equivalents and short-term investment balances.
•
Decrease in interest expense of $30.8 million, from $105.4 million in fiscal 2024 to $74.6 million in fiscal 2025. The year-over-year decrease is primarily attributable to the reduction of our debt balances.

Income tax expense

Income tax expense in fiscal 2025 was $7.1 million, as compared to an income tax expense of $12.3 million in fiscal 2024. In fiscal 2025, the income tax expense consisted of a deferred income tax expense of $6.8 million (compared to an expense of $12.0 million in fiscal 2024) and current income tax expense of $0.3 million (compared to an expense of $0.3 million in fiscal 2024).

The decrease of $5.2 million in the deferred income tax expense is primarily a result of: (i) a decrease due to the settlements of the Canopy Notes in fiscal 2024 relative to the settlements of the CBI Notes in fiscal 2025; and (ii) an increase due to the realization of deferred taxes for entities that historically did not meet the deferred tax asset recognition criteria.

The current income tax expense remained consistent year over year and arose primarily in connection with tax on income for tax purposes that could not be reduced by the group’s tax attributes in the current taxation year.

Restructuring, Asset Impairments and Related Costs

Fiscal 2025

Total restructuring, asset impairments and related costs of $33.2 million were recognized in fiscal 2025. The fiscal 2025 expense amount is primarily attributable to the non-cash impairment of divestiture-related assets, employee restructuring costs and other costs associated with previous restructuring actions. This was partially offset by a gain related to the Lease Renegotiation and reversal of a previous restructuring charge.

A summary of the pre-tax charges recognized in fiscal 2025 in connection with our restructuring actions described above is as follows:

Year ended March 31, 2025
Costs recorded in cost of goods sold:
Inventory write-downs and other charges	$1,991

Costs recorded in operating expenses:
Impairment of property, plant and equipment, net	13,523
Contractual and other settlement obligations	(1,942)
Employee-related, other asset impairment and other restructuring costs	19,652
Asset impairment and restructuring costs	31,233

Total restructuring, asset impairments and related costs	$33,224

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

Net Loss

The net loss from continuing operations in fiscal 2025 was $604.1 million, as compared to a net loss from continuing operations of $483.7 million in fiscal 2024. The year-over-year increase in the net loss from continuing operations is primarily attributable to the year-over-year increase in expense relating to other income (expense), net, of $237.3 million, which was primarily driven by increased fair value losses on Canopy USA related assets. The higher expense was partially offset by a decrease in operating loss resulting from lower operating expenses. These variances are described above.

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

The following table presents Adjusted EBITDA for the years ended March 31, 2025 and 2024:

	Years ended March 31,
(in thousands of Canadian dollars)	2025	2024	$ Change	% Change
Net loss from continuing operations	$(604,138)	$(483,682)	$(120,456)	(25%)
Income tax expense	7,141	12,327	(5,186)	(42%)
Other (income) expense, net	479,854	242,641	237,213	98%
Share-based compensation	(4,205)	14,180	(18,385)	(130%)
Acquisition, divestiture, and other costs	21,502	37,435	(15,933)	(43%)
Depreciation and amortization	43,118	53,176	(10,058)	(19%)
Loss on asset impairment and restructuring	31,233	65,987	(34,754)	(53%)
Restructuring costs recorded in cost of goods sold	1,991	(986)	2,977	302%
Adjusted EBITDA	$(23,504)	$(58,922)	$35,418	60%

The Adjusted EBITDA loss in fiscal 2025 was $23.5 million, as compared to an Adjusted EBITDA loss of $58.9 million in fiscal 2024. The year-over-year decrease in the Adjusted EBITDA loss is primarily attributable to the year-over-year reduction in our total selling, general and administrative expense. These variances are described above.

Discussion of Fiscal 2024 Results of Operations

The following table presents selected consolidated financial information for the years ended March 31, 2024 and 2023:

	Years ended March 31,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2024	2023	$ Change	% Change
Selected consolidated financial information:
Net revenue	$297,146	$333,253	$(36,107)	(11%)
Gross margin percentage	27%	(19%)	-	4,600 bps
Net loss from continuing operations	$(483,682)	$(3,080,430)	$2,596,748	84%
Net loss from continuing operations attributable to Canopy Growth Corporation	$(483,682)	$(3,078,533)	$2,594,851	84%
Basic and diluted loss per share from continuing operations[1]	$(6.47)	$(66.39)	$59.92	90%
[1]For the year ended March 31, 2024, the weighted average number of outstanding common shares, basic and diluted, totaled 74,787,521 (year ended March 31, 2023 - 46,372,441).

[2] Share and per share amounts have been retrospectively adjusted to reflect the Company's share consolidation on the basis of one post-consolidation common share for every 10 pre-consolidation common shares, which became effective on December 15, 2023.

Net Revenue

The following table presents segmented net revenue for the years ended March 31, 2024 and 2023:

Net Revenue	Years ended March 31,
(in thousands of Canadian dollars)	2024	2023	$ Change	% Change
Canada cannabis
Canadian adult-use cannabis
Business-to-business[1,3]	$92,803	$97,343	$(4,540)	(5%)
Business-to-consumer	-	36,243	(36,243)	(100%)
	92,803	133,586	(40,783)	(31%)
Canadian medical cannabis net revenue[2,4]	66,362	61,859	4,503	7%
	$159,165	$195,445	$(36,280)	(19%)

International markets cannabis[5]	$41,312	$38,949	$2,363	6%
Storz & Bickel	$70,670	$64,845	$5,825	9%
This Works	$21,256	$26,029	$(4,773)	(18%)
Other[1,2]	4,743	7,985	(3,242)	(41%)

Net revenue	$297,146	$333,253	$(36,107)	(11%)
1 A reclassification of $433 and $2,317 of ancillary cannabis revenues from Other to Canadian adult-use cannabis occurred for the year ended March 31, 2024 and March 31, 2023, respectively.
2 A reclassification of $5,016 and $6,061 of ancillary cannabis revenues from Other to Canadian medical cannabis occurred for the year ended March 31, 2024 and March 31, 2023, respectively.

[3] Reflects excise taxes of $40,115 and other revenue adjustments, representing our determination of returns and pricing adjustments, of $3,514 for the year ended March 31, 2024 (year ended March 31, 2023 - excise taxes of $43,071 and other revenue adjustments of $3,503).

[4] Reflects excise taxes of $6,673 for the year ended March 31, 2024 (year ended March 31, 2023 - $4,926).
[5] Reflects other revenue adjustments of $645 for the year ended March 31, 2024 (year ended March 31, 2023 - $8,569).

Net revenue was $297.1 million in fiscal 2024, as compared to $333.3 million in fiscal 2023. The year-over-year decrease is primarily attributable to: (i) the divestiture of our retail business in Canada in the third quarter of fiscal 2023; (ii) the divestiture of This Works on December 18, 2023; and (iii) a decrease in the Canada business-to-business channel. These decreases were partially offset by: (i) growth in Canada medical; (ii) growth in Storz & Bickel; and (iii) international markets cannabis sales growth.

Canada cannabis

Net revenue from our Canada cannabis segment was $159.2 million in fiscal 2024, as compared to $195.4 million in fiscal 2023.

Canadian adult-use cannabis net revenue was $92.8 million in fiscal 2024, as compared to $133.6 million in fiscal 2023.

•
Net revenue from the business-to-business channel was $92.8 million in fiscal 2024, as compared to $97.3 million in fiscal 2023. The year-over-year decrease is primarily attributable to lower sales volumes across our premium and value-priced categories which, for the value-priced category, is largely the result of a strategy shift. For the premium category, the decrease is primarily attributable to supply constraints resulting from shortages of in-demand flower. This decrease was partially offset by increased sales of our mainstream brands, primarily resulting from improved product attributes and new products introduced under the Tweed brand.
•
Revenue from the business-to-consumer channel was $nil in fiscal 2024, as compared to $36.2 million in fiscal 2023. The year-over-year decrease is attributable to the divestiture of our retail business in Canada in the third quarter of fiscal 2023.

Canadian medical cannabis net revenue was $66.4 million in fiscal 2024, as compared to $61.9 million in fiscal 2023. The year-over-year increase is primarily attributable to an increase in the average size of medical orders placed by our customers due largely to an increase in the percentage of insured customers, and a larger assortment of cannabis product choices offered to our customers. These factors were partially offset by a year-over-year decrease in the total number of medical orders, which was primarily related to the increasing number of adult-use cannabis retail stores across Canada.

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

This Works

Revenue from This Works was $21.3 million in fiscal 2024, as compared to $26.0 million in fiscal 2023. The year-over-year decrease is primarily attributable to the completion of the divestiture of This Works on December 18, 2023.

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

Cost of goods sold was $216.3 million in fiscal 2024, as compared to $396.8 million in fiscal 2023. Our gross margin was $80.9 million in fiscal 2024, or 27% of net revenue, as compared to gross margin of $(63.5) million and gross margin percentage of (19%) of net revenue in fiscal 2023. The year-over-year increase in the gross margin percentage was primarily attributable to:

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

The following table presents segmented gross margin and gross margin percentage for the years ended March 31, 2024 and 2023:

	Years ended March 31,
(in thousands of Canadian dollars except where indicated)	2024	2023	$ Change	% Change
Canada cannabis segment
Net revenue[1]	$159,165	$195,445	$(36,280)	(19%)
Cost of goods sold[2]	133,525	288,339	(154,814)	(54%)
Gross margin	25,640	(92,894)	118,534	128%
Gross margin percentage	16%	(48%)		6,400 bps

International markets cannabis segment
Revenue	$41,312	$38,949	$2,363	6%
Cost of goods sold	24,630	42,271	(17,641)	(42%)
Gross margin	16,682	(3,322)	20,004	602%
Gross margin percentage	40%	(9%)		4,900 bps

Storz & Bickel segment
Revenue	$70,670	$64,845	$5,825	9%
Cost of goods sold	40,542	38,733	1,809	5%
Gross margin	30,128	26,112	4,016	15%
Gross margin percentage	43%	40%		300 bps

This Works segment
Revenue	$21,256	$26,029	$(4,773)	(18%)
Cost of goods sold	10,722	15,824	(5,102)	(32%)
Gross margin	10,534	10,205	329	3%
Gross margin percentage	50%	39%		1,100 bps

Other
Revenue[1]	$4,743	$7,985	$(3,242)	(41%)
Cost of goods sold[2]	6,845	11,615	(4,770)	(41%)
Gross margin	(2,102)	(3,630)	1,528	42%
Gross margin percentage	(44%)	(45%)		100 bps

1 A reclassification of $5,449 and $8,378 of ancillary cannabis revenues from Other to Canada cannabis occurred for the year ended March 31, 2024 and March 31, 2023, respectively.

2 A reclassification of $4,705 and $5,981 of ancillary cannabis cost of goods sold from Other to Canada cannabis occurred for the year ended March 31, 2024 and March 31, 2023, respectively.

Canada cannabis

Gross margin for our Canada cannabis segment was $25.6 million in fiscal 2024, or 16% of net revenue, as compared to $(92.9) million in fiscal 2023, or (48%) of net revenue. The year-over-year increase in the gross margin percentage was primarily attributable to: (i) the realized benefit of our cost savings program and strategic changes to our business that were initiated in the fourth quarter of fiscal 2023; (ii) year-over-year decrease in write-downs of excess inventory; and (iii) opportunistic utilization of lower cost inputs.

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

Operating Expenses

The following table presents operating expenses for the years ended March 31, 2024 and 2023:

	Years ended March 31,
(in thousands of Canadian dollars)	2024	2023	$ Change	% Change
Operating expenses
General and administrative	$90,265	$135,313	$(45,048)	(33%)
Sales and marketing	76,145	137,342	(61,197)	(45%)
Acquisition, divestiture, and other costs	34,767	35,584	(817)	(2%)
Depreciation and amortization	28,252	34,278	(6,026)	(18%)
Selling, general and administrative expenses	229,429	342,517	(113,088)	(33%)

Share-based compensation	14,180	25,322	(11,142)	(44%)

Loss on asset impairment and restructuring	65,987	2,199,146	(2,133,159)	(97%)
Total operating expenses	$309,596	$2,566,985	$(2,257,389)	(88%)

Selling, general and administrative expenses

Selling, general and administrative expenses in fiscal 2024 were $229.4 million, as compared to $342.5 million in fiscal 2023.

General and administrative expense was $90.3 million in fiscal 2024, as compared to $135.3 million in fiscal 2023. The year-over-year decrease is due primarily to the restructuring actions initiated in the fourth quarter of fiscal 2023, which included operational changes designed to align general and administrative costs with business objectives, and further streamline the organization to drive process-related efficiencies. We realized reductions relative to fiscal 2023, primarily in relation to: (i) compensation costs for finance, information technology, legal and other administrative functions; (ii) a reduction in facilities and insurance costs; (iii) curtailment of research and development projects; and (iv) shift to outsourced contract model for certain research and development projects.

Sales and marketing expense was $76.1 million in fiscal 2024, as compared to $137.3 million in fiscal 2023. The year-over-year decrease is primarily attributable to: (i) the divestiture of our retail business in Canada in the third quarter of fiscal 2023; (ii) the divestiture of This Works on December 18, 2023; and (iii) cost reductions related to the previously-noted restructuring actions and cost savings programs, which resulted in a rationalization of our sales and marketing spending in certain areas of our business, particularly for our Canadian cannabis and U.S. CBD business, and a reduction in compensation costs.

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

Share-based compensation

Share-based compensation was $14.2 million in fiscal 2024, as compared to $25.3 million in fiscal 2023. The year-over-year decrease is primarily attributable to the impact of our previously-noted restructuring actions, which resulted in forfeitures of stock options, restricted share units and performance units and results in lower relative expenses in future periods. While 2.4 million stock options were granted in the first quarter of fiscal 2024 and 1.5 million restricted share units were granted in the second quarter of fiscal 2024, the associated expense relating to both items partially offset the decrease noted.

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

Other income (expense), net

Other income (expense), net was an expense amount of $242.6 million in fiscal 2024, as compared to an income amount of $455.6 million in fiscal 2023. The year-over-year change of $213.0 million, decrease in expense, was primarily attributable to:

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
•
Decrease in non-cash income of $47.0 million related to fair value changes on the liability arising from the Acreage Acquisition, from income of $47.0 million in fiscal 2023 to $nil in fiscal 2024. The income amount recognized in fiscal 2023, associated with a decrease in the liability arising from the Acreage Acquisition to $nil during the first quarter of fiscal 2023, is primarily attributable to a decrease of approximately 61% in our share price during the first quarter of fiscal 2023, relative to a decrease of approximately 27% in Acreage’s share price during that same period. As a result, the model at June 30, 2022 reflected a lower estimated value of the Canopy Growth common shares expected to be issued at the exchange ratio of 0.03048 upon a Triggering Event, relative to the estimated value of the Fixed Shares expected to be acquired at that time; in the first quarter of fiscal 2023, this resulted in a change from a liability amount to an asset amount of $60.0 million in other financial assets. Fair value changes associated with the Acreage financial instrument asset is described below as part of the fair value changes on our Canopy USA related and other financial assets.
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
•
Increase of $12.7 million related to expenses associated with the settlement of our debt, from $0.6 million income in fiscal 2023 to $12.1 million expense in fiscal 2024. For fiscal 2024, we recognized charges of $12.1 million, primarily in connection with the conversion of the US$100 million aggregate principal amount of senior unsecured convertible debentures (the “Convertible Debentures”) (as described under Note 18 of the Financial Statements) into Canopy Growth common shares at a conversion price of 92.5% of the volume-weighted average price of our common shares during the three consecutive trading days ending on the business day immediately prior to the date of conversion and the Second Quarter 2024 Paydowns (as defined below), Third Quarter 2024 Paydowns (as defined below), and Fourth Quarter 2024 Paydown (as defined below) which resulted in a principal reduction of $73,313 (US$54,491), $65,379 (US$48,532) and $31,078 (US$23,000), respectively, for a cash payment of $69,647 (US$51,766), $63,167 (US$46,902) and $27,970 (US$20,700), respectively, and included write-offs of the related deferred financing costs. These charges were partially offset by a gain recognized upon the second payment made on April 17, 2023 to reduce principal indebtedness under the Credit Facility, as we repaid $125.6 million (US$93.8 million) of the principal amount outstanding under the Credit Agreement at a discounted price of US$930 per US$1,000.
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
•
Decrease in non-cash expense of $299.3 million related to fair value changes on our Canopy USA and other financial assets, from $424.1 million in fiscal 2023 to $124.8 million in fiscal 2023. The fiscal 2024 expense amount is primarily attributable to fair value decreases relating to our investments in:
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
•
The Acreage Hempco debenture, in the amount of $15.8 million, primarily attributable to changes in expectations of future cash flows to be received.

These fair value decreases were partially offset by fair value increases primarily attributable to our investments in:

•
The TerrAscend Exchangeable Shares, in the amount of $26.9 million, primarily attributable to an increase of approximately 23% in TerrAscend’s share price during fiscal 2024; and
•
The TerrAscend Warrants, in the amount of $6.6 million, primarily attributable to an increase of approximately 23% in TerrAscend’s share price during fiscal 2024.

Comparatively, the expense amount in fiscal 2023 was primarily attributable to fair value decreases relating to our investments in: (i) the TerrAscend Exchangeable Shares ($186.5 million); (ii) the secured debentures issued by TerrAscend Canada Inc. and Arise Bioscience Inc. and associated 22,474,130 TerrAscend warrants, being all of the previously issued TerrAscend warrants controlled by the Canopy USA LPs that were cancelled and exchanged for the TerrAscend Warrants (totaling $58.7 million); (iii) the TerrAscend Warrants issued by TerrAscend ($7.0 million) and (iv) the option to purchase 1,072,450 TerrAscend Common Shares for an aggregate price of $1.00 ($4.7 million), which were all driven largely by a decrease of approximately 71% in TerrAscend’s share price in fiscal 2023. Additionally, the fair value of our investment in the Wana and Jetty financial instruments decreased $154.9 million and $19.9 million, respectively, due primarily to changes in expectations of the future cash flows to be generated by Wana and an increase in discount rates used in the valuation of both the Wana and Jetty financial instruments and the fair value of HSCP's amended tax receivable agreement decreased by $38.0 million, due primarily to changes in estimates. The fair value decreases were partially offset by a fair value increase related to the Acreage financial instrument in the amount of $55.4 million.

Income tax expense (recovery)

Income tax expense in fiscal 2024 was $12.3 million, as compared to an income tax recovery of $5.7 million in fiscal 2023. In fiscal 2024, the income tax expense consisted of deferred income tax expense of $12.0 million (compared to a recovery of $1.6 million in fiscal 2023) and current income tax expense of $0.3 million (compared to a recovery of $4.1 million in fiscal 2023).

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
•
Impairment losses associated with the divestiture of our Canadian retail operations in connection with the acquisition by (i) OEG Retail Cannabis, a prior Canopy Growth licensee partner, of 23 of the Company’s corporate-owned retail stores in Manitoba, Saskatchewan and Newfoundland and Labrador, as well as all Tokyo Smoke-related intellectual property and (ii) 420 Investments Ltd., a licensed cannabis retailer, of five of the Company’s corporate-owned retail stores in Alberta;
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

In our consolidated financial statements for the fiscal year ended March 31, 2023, we raised substantial doubt about our ability to continue as a going concern for at least twelve months from the issuance of those consolidated financial statements, due to certain material debt obligations coming due in the short-term, recurring losses from operations and additional required financing to fund our business and operations.

As of the date of the Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (the “2024 Annual Report”), we were able to successfully mitigate the substantial doubt by completing several balance sheet actions, as described in the 2024 Annual Report. During the fiscal year ended March 31, 2025, we experienced recurring losses from operations and required additional capital to fund our operations, which raised substantial doubt about our ability to continue as a going concern. However, we also completed additional actions during the fiscal year ended March 31, 2025, which included: (i) establishing our ATM Programs, pursuant to which an aggregate of 71,044,862 common shares of the Company were issued and sold for gross proceeds of $347.1 million (US$250 million) under the June 2024 ATM Program and an aggregate of 23,169,358 common shares of the Company were issued and sold for gross proceeds of $38.3 million (US$26.7 million) under the February 2025 ATM Program; (ii) entering into the Second ARCA as well as making a mandatory US$100.0 million prepayment of the Credit Facility and the Optional Prepayment in connection therewith, which significantly reduced our short-term debt obligation and extended the maturity date of the Credit Facility; (iii) receiving additional proceeds from the liquidation and sale of assets of BioSteel Canada; and (iv) completing the Lease Renegotiation, which is expected to reduce our potential lease payment obligation. We continue to evaluate different strategies and may pursue additional actions that are expected to further increase our liquidity position, including, but not limited to, pursuing additional actions to find cost-savings and seeking additional financing from both the public and private markets through the issuance of equity and/or debt securities.

We have access to further liquidity through public offerings of equity and debt securities. To facilitate such offerings, in June 2024, we filed (a) a shelf registration statement with the SEC (as amended, the “Shelf Registration Statement”); and (b) a short form base shelf prospectus dated June 5, 2024 that is effective for a 25 month period (the “Canadian Shelf Prospectus”). Pursuant to the Shelf Registration Statement we may sell securities up to an aggregate total offering price of US$500 million. Pursuant to the Canadian Shelf Prospectus we may sell securities up to an aggregate total offering price of US$500 million (or the equivalent thereof in other currencies). The securities covered by the Shelf Registration Statement and the Canadian Shelf Prospectus include: (i) common shares; (ii) exchangeable shares; (iii) debt securities; (iv) subscription receipts; (v) warrants; and (vi) units consisting of one or more of such securities or any combination of these securities. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

We may also access liquidity through the February 2025 ATM Program, pursuant to which we may sell, from time to time, up to US$172.1 million of additional common shares of the Company as of the date hereof. Refer to Notes 21 and 36 to the Financial Statements.

As a result of our plans above and our financial results at March 31, 2025, we conclude that the substantial doubt about our ability to continue as a going concern has been alleviated.

As of March 31, 2025, we had cash and cash equivalents of $113.8 million and short-term investments of $17.7 million.

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
•
On May 2, 2024, we entered into an exchange and subscription agreement (the “Exchange and Subscription Agreement”) with a single institutional investor (the “May 2024 Investor”) pursuant to which, among other things, the May 2024 Investor delivered to us approximately $27.5 million aggregate principal amount of outstanding Supreme Debentures and Accretion Debentures (as defined below) held by the May 2024 Investor and paid us approximately $68.3 million (US$50.0 million) in exchange for us issuing to the May 2024 Investor (i) a new senior unsecured convertible debenture of the Company (the “May 2024 Convertible Debenture”) with an aggregate principal amount of approximately $96.4 million maturing five years from the closing date (the “Closing Date”) of the transaction (the “Transaction”) and (ii) 3,350,430 common share purchase warrants

(the “May 2024 Investor Warrants”). Each May 2024 Investor Warrant entitles the holder to acquire one Canopy Share at an exercise price equal to $16.18 per Canopy Share for a period of five years from the Closing Date. The May 2024 Convertible Debenture bears interest at a rate of 7.50% per annum, payable in semi-annual payments in cash or, at our option, in Canopy Shares for the first four semi-annual interest payments after the Closing Date, subject to satisfaction of certain conditions, including the prior approval of the TSX.

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

•
On June 6, 2024, we established the June 2024 ATM Program that allowed us to issue and sell up to US$250 million of common shares of the Company to the public from time to time at the Company’s discretion. As of March 31, 2025, the June 2024 ATM Program has been completed and a total of 71,044,862 common shares have been sold at an average price of $4.89 per common share, for gross proceeds of $347.1 million (US$250 million) and net proceeds, inclusive of commissions and fees, of $341.8 million. Since the establishment of the June 2024 ATM Program, we have paid an aggregate amount of $5.2 million as compensation to the Agents involved in the sale of our common shares under the June 2024 ATM Program.
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
•
On February 28, 2025, we established the February 2025 ATM Program that allows us to issue and sell up to US$200 million of common shares of the Company to the public from time to time at the Company's discretion. As of March 31, 2025, we sold an aggregate of 23,169,358 common shares at an average price of $1.65 per common share, for gross proceeds of $38.3 million and net proceeds, inclusive of commissions and fees, of $37.9 million. Since the establishment of the February 2025 ATM Program, we have paid an aggregate amount of $0.4 million as compensation to the agents involved in the sale of our common shares under the February 2025 ATM Program. As of May 28, 2025, we can issue and sell up to US$172.1 million of our common shares under the February 2025 ATM Program.

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

Cash Flows

The table below presents cash flows for the years ended March 31, 2025, 2024, 2023:

	Years ended March 31,
(in thousands of Canadian dollars)	2025	2024	2023
Net cash (used in) provided by:
Operating activities[1]	$(165,750)	$(281,950)	$(557,546)
Investing activities[2]	(47,788)	241,590	433,379
Financing activities	148,660	(465,055)	(19,694)
Effect of exchange rate changes on cash and cash equivalents	8,389	(1,292)	44,863
Net decrease in cash and cash equivalents	(56,489)	(506,707)	(98,998)
Cash and cash equivalents, beginning of period[3]	170,300	677,007	776,005
Cash and cash equivalents, end of period[4]	$113,811	$170,300	$677,007
[1] Includes net cash used in operating activities from discontinued operations of $nil, $(53,529) and $(163,123) for the years ended March 31, 2025, 2024 and 2023, respectively.
[2] Includes net cash provided by (used in) investing activities from discontinued operations of $14,127, $21,992 and $(24,050) for the years ended March 31, 2025, 2024 and 2023, respectively.
[3] Includes cash of our discontinued operations of $nil, $9,314, and $13,610 for March 31, 2024, 2023 and 2022, respectively.
[4] Includes cash of our discontinued operations of $nil, $nil and $9,314 for March 31, 2025, 2024, and 2023, respectively.

Operating activities

Cash used in operating activities totaled $165.8 million in fiscal 2025, as compared to cash used of $282.0 million in fiscal 2024. The decrease in the cash used in operating activities is primarily due to: (i) the year-over-year decrease in our operating losses, resulting from our previously-noted restructuring actions and cost savings programs, including the closure of certain of our Canadian facilities and other operational changes to implement cultivation-related efficiencies and improvements in the Canadian adult-use cannabis business; and (ii) a reduction in the cash interest paid resulting from a reduction in our debt balances.

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

Investing activities

The cash used in investing activities totaled $47.8 million in fiscal 2025. Purchases of property, plant and equipment were $10.8 million, primarily related to building improvements and production equipment enhancements made at certain of our Canadian cultivation and production facilities. Our strategic investments in other financial assets were $95.3 million and related primarily to the cash payment to acquire the outstanding principal, including all accrued and unpaid interest thereon, of Acreage's debt, being an amount up to US$150.0 million (the “Acreage Debt”). Additional cash outflows include $7.0 million relating to the deconsolidation of the financial results of Canopy USA within the Company's financial statements, refer to Note 5 in the Company's accompanying financial statements for details. Net redemptions of short-term investments were $16.4 million, and were made largely to fund operations and investing activities as described above. Proceeds of $4.9 million from the sale of property, plant and equipment primarily in relation to previous restructuring actions. Net cash inflow on loan receivable of $30.3 million, primarily related to cash receipts from various loan repayments.

The cash provided by investing activities totaled $241.6 million in fiscal 2024. Purchases of property, plant and equipment were $3.4 million, primarily related to production equipment enhancements made at certain of our Canadian cultivation and production facilities, and at our Storz & Bickel facilities. Our strategic investments in other financial assets were $0.3 million, and related primarily to our $2.2 million investment in Indiva Inc. Net redemptions of short-term investments were $78.5 million, and were made largely to fund operations and investing activities as described above. Proceeds of $154.1 million from the sale of property, plant and equipment primarily related to facilities sold in connection with the restructuring actions associated with our Canadian cannabis operations and transition to an asset-light model. Additional cash outflows include $1.0 million from the sale of certain wholly-owned subsidiaries, and other investing activities of $7.7 million, primarily related to completing the purchase of the remaining 45% of the common shares of Les Serres Vert Cannabis Inc., in connection with the restructuring actions related to our Canadian cannabis operations initiated in the fourth quarter of fiscal 2023.

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

Financing activities

The cash provided by financing activities totaled $148.7 million in fiscal 2025. Proceeds from the issuance of common shares were $385.4 million and related to the sale of common shares as part of the ATM Programs and $8.5 million in gross proceeds were received from the exercise of warrants, these amounts were offset by share issuance costs of $10.2 million. In addition, $68.3 million was received relating to the Exchange and Subscription Agreement, offset by long-term debt repayments of $289.0 million which related primarily to the First Quarter 2025 Paydowns, Second Quarter 2025 Paydown, Third Quarter 2025 Paydown, and the Optional Prepayment. Other financing activities resulted in a cash outflow of $24.5 million, which related primarily to: (i) finance lease payments and (ii) share issuance costs, as noted above.

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

The table below presents free cash flows for the years ended March 31, 2025, 2024, 2023:

	Years ended March 31,
(in thousands of Canadian dollars)	2025	2024	2023
Net cash used in operating activities - continuing operations	$(165,750)	$(228,421)	$(394,423)
Purchases of and deposits on property, plant and equipment - continuing operations	(10,813)	(3,449)	(9,114)
Free cash flow[1] - continuing operations	$(176,563)	$(231,870)	$(403,537)
[1]Free cash flow is a non-GAAP measure, and is calculated as net cash provided by (used in) operating activities, less purchases of and deposits on property, plant and equipment.

Free cash flow in fiscal 2025 was an outflow of $176.6 million, as compared to an outflow of $231.9 million in fiscal 2024. The year-over-year decrease in the free cash outflow primarily reflects the decrease in cash used in operating activities, as described above.

Free cash flow in fiscal 2024 was an outflow of $231.9 million, as compared to an outflow of $403.5 million in fiscal 2023. The year-over-year decrease in the free cash outflow primarily reflects the decrease in cash used in operating activities, as described above.

Debt

Since our formation, we have financed our cash requirements primarily through the issuance of common shares of Canopy Growth, including the $5.1 billion investment by CBI in the third quarter of fiscal 2019, and debt. Total debt outstanding as of March 31, 2025 was $304.1 million, as compared to $597.2 million as of March 31, 2024. The total principal amount owing, which excludes fair value adjustments, deferred debt costs, and interest payable, was $315.5 million at March 31, 2025, a decrease from $622.0 million at March 31, 2024. These decreases were due to: (i) the April 2024 Exchange Agreement, which resulted in the settlement of all amounts owing under the CBI Note; (ii) the First Quarter 2025 Paydowns resulting in an aggregate principal reduction of $11.2 million; (iii) the Second Quarter 2025 Paydown resulting in an aggregate principal reduction of $1.1 million; (iv) the Third Quarter 2025 Paydown resulting in an aggregate principal reduction of $137.7 million; (v) the August 2024 Supreme Convertible Debt Exchange (as defined below); and (v) the Optional Prepayment resulting in an aggregate principal reduction of $143.9 million and offset by the Exchange and Subscription Agreement where a cash payment of approximately US$50 million was received and approximately $27.5 million of aggregate principal amount outstanding Supreme Debentures and Accretion Debentures were settled in exchange for a new senior unsecured convertible debenture with an aggregate principal amount of $96.4 million.

Credit Facility

On March 18, 2021, the Company entered into the Credit Agreement providing for the Credit Facility in the aggregate principal amount of US$750.0 million.

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

On February 21, 2024, we repurchased and repaid, as applicable, additional outstanding principal amounts under the Credit Facility (the “Fourth Quarter 2024 Paydown”). The Fourth Quarter 2024 Paydown resulted in an aggregate principal reduction of $31.1 million (US$23.0 million) for a cash payment of $28.0 million (US$20.7 million).

On April 29, 2024 and June 28, 2024, we made the First Quarter 2025 Paydowns. The First Quarter 2025 Paydowns resulted in an aggregate principal reduction of $11.2 million (US$8.2 million) for a cash payment of $11.2 million (US$8.2 million).

On August 8, 2024, we entered into an amendment (the “Amending Agreement”) with all of the lenders to the Credit Facility under the Amended Credit Agreement. Pursuant to the terms of the Amending Agreement, the maturity date of the Credit Facility was extended to December 18, 2026 and a mandatory US$97.5 million prepayment of the Credit Facility at 97.5% of par thereby reducing the outstanding amount of the Credit Facility by US$100 million was required to be made by December 31, 2024. In addition, the Amending Agreement provided for a further extension to the maturity date of the Credit Facility to September 18, 2027 if the Optional Prepayment was made on or before March 31, 2025. The Amending Agreement also includes changes to certain negative covenants, repayment provisions in the event of divestitures and events of default.

Through August 8, 2024, the Credit Facility matured on March 18, 2026 and through December 26, 2023, had an interest rate of LIBOR + 8.50%. After August 8, 2024, the Credit Facility matured on December 18, 2026, and after December 26, 2023, interest on amounts outstanding under the Credit Facility is calculated at either the applicable prime rate plus 7.50% per annum, subject to a prime rate floor of 2.00%, or adjusted term SOFR plus 8.50% per annum, subject to an adjusted term SOFR floor of 1.00%. Our obligations under the Credit Facility are guaranteed by our material wholly-owned Canadian and U.S. subsidiaries. The Credit Facility is secured by substantially all of our assets and our material wholly-owned Canadian and U.S. subsidiaries, including material real property. The Amended Credit Agreement contains representations and warranties, and affirmative and negative covenants.

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

On March 31, 2025, we made the Optional Prepayment and, as a result, the maturity date under the Credit Agreement was extended to September 18, 2027. The Optional Prepayment resulted in an aggregate principal reduction of $143.9 million (US$100.0 million) for a cash payment of $140.3 million (US$97.5 million).

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

For the years ended March 31, 2025 and March 31, 2024 principal payments on the Accretion Debentures totaled $1.5 million and $3.5 million, respectively, and approximately $30.2 million of aggregate principal amount of outstanding Supreme Debenture and Accretion Debentures were settled through the August 2024 Supreme Convertible Debt Exchange and the Exchange and Subscription Agreement.

Refer to the May 2024 Convertible Debenture details below for details on partial settlement of the Supreme Debentures and Accretion Debentures.

May 2024 Convertible Debenture

On May 2, 2024, we entered into the Exchange and Subscription Agreement with the May 2024 Investor pursuant to which, among other things, the May 2024 Investor delivered to us approximately $27.5 million aggregate principal amount of outstanding Supreme Debentures and Accretion Debentures held by the May 2024 Investor and paid us approximately US$50 million in exchange for us issuing to the May 2024 Investor (i) the May 2024 Convertible Debenture with an aggregate principal amount of $96.4 million maturing five years from the Closing Date of the Transaction and (ii) 3,350,430 May 2024 Investor Warrants of Canopy Growth. Each May 2024 Investor Warrant entitles the holder to acquire one Canopy Growth common share at an exercise price equal to $16.18 per Canopy Growth common share for a period of five years from the Closing Date. The May 2024 Convertible Debenture bears interest at a rate of 7.50% per annum, payable in semi-annual payments in cash or, at our option, in Canopy Growth common shares for the first four semi-annual interest payments after the Closing Date, subject to satisfaction of certain conditions, including the prior approval of the TSX.

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

Contractual Obligations and Commitments

The table below presents information about our contractual obligations and commitments as of March 31, 2025 and the timing and effect that such obligations and commitments are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
		Less than
(CDN $000's)	Total	1 year	1-3 years	3-5 years	Over 5 years
Long-term debt obligations	$315,466	$2,422	$216,686	$96,358	$-
Interest payments on debt obligations	102,275	35,856	56,382	10,037	-
Operating leases[1]	24,937	8,371	13,503	3,063	-
Finance leases[1]	22,319	9,819	12,500	-	-
Purchase obligations	36,468	36,264	204	-	-
Other liabilities[2]	17,379	8,892	8,487	-	-
	$518,844	$101,624	$307,762	$109,458	$-
[1] Refer to Note 32 of our Financial Statements for further information on our leases. Amounts include interest related to operating and finance leases of $1.8 million and $1.1 million, respectively.
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

While we changed our reportable segments in the second quarter of fiscal 2023, there were no changes to the composition of our reporting units to which goodwill remained assigned at September 30, 2022. In the second quarter of fiscal 2023, we determined there to be indicators of impairment for our This Works reporting unit, as slower growth rates resulted in updated long-term financial forecasts indicating lower forecasted revenue and cash flow generation. As a result, we performed a quantitative interim goodwill impairment test for This Works as of September 30, 2022 and concluded that the carrying value was higher than its estimated fair value, as determined using the income valuation method. We recognized a goodwill impairment loss totaling $2.3 million in the second quarter of fiscal 2023, representing the entirety of the goodwill assigned to our This Works the reporting unit.

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

Fiscal 2025

As part of our annual impairment testing, we performed a quantitative goodwill impairment assessment for our remaining goodwill balance, which is assigned to the Storz & Bickel reporting unit. From the analysis, no impairment was noted for our Storz & Bickel reporting unit, as the estimated fair value of the Storz & Bickel reporting unit exceeded its carrying value. The estimated fair value of the Storz & Bickel reporting unit was determined using the income valuation method, with the most significant assumptions used in applying this method being: (i) the discount rate; (ii) the expected long-term growth rate; (iii) revenue growth rate projections;

and (iv) annual cash flow projections. This methodology is consistent with that used by us for our annual impairment test conducted at March 31, 2024.

The carrying value, at March 31, 2025, of the goodwill associated with the Storz & Bickel reporting unit was $46.0 million. For the Storz & Bickel reporting unit, if all other assumptions were held constant and the discount rate was increased by 50 basis points, the estimated fair value would decrease by 5%. If all other assumptions were held constant and the long-term growth rate was decreased by 50 basis points, the estimated fair value would decrease by 4%. If all other assumptions were held constant and the revenue growth rate projections were decreased by 250 basis points, the estimated fair value would decrease by 13% and result in an impairment charge. If all other assumptions were held constant and the annual cash flow projections were decreased by 250 basis points, the estimated fair value would decrease by 3%.

At March 31, 2025, the fair value of the Storz & Bickel reporting unit to which goodwill is assigned exceeded its carrying value by approximately 10%. Accordingly, the goodwill assigned to the Storz & Bickel reporting unit is at risk for impairment in future periods. We may be required to perform a quantitative goodwill impairment assessment in future periods for the Storz & Bickel reporting unit, to the extent we experience declines in the expected long-term growth rate, revenue growth rate projections or annual cash flow projections, or if discount rates increase, or if other indicators of impairment arise.

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

In fiscal 2025, no intangible asset impairments were recognized.

Impact if actual results differ from assumptions. If the judgements relating to the qualitative or quantitative assessments performed differ from actual results, or if assumptions are different, the values of the indefinite lived intangible assets and goodwill can differ from the amounts recorded.

Fair value measurement of equity method investments

Critical estimates. The Canopy USA and the Canopy USA LPs equity method investments are measured at fair value. The valuation of the equity method investments use an asset based approach where Level 3 inputs are used. As a result of the deconsolidation of Canopy USA and the Acreage Acquisition, the fair value measurement of the Canopy USA equity method investment is dependent on fair value measurements of the Acreage financial instrument, Wana financial instrument and Jetty financial instrument which are described below. The fair value measurement of the Canopy USA LPs equity method investment is dependent on fair value measurement of the TerrAscend Exchangeable Shares and TerrAscend Warrants which are described below.

Assumptions and judgment. The valuation techniques require assumptions and judgment around the inputs to be used.

Impact if actual results differ from assumptions. If the assumptions and judgments differ, the fair value calculations will be impacted. Certain assumptions will have greater impact on the determination of fair value. Information on the valuation techniques and inputs used in determining fair values are disclosed in Note 25 of our Financial Statements.

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

Wana financial instrument fair value measurement

Critical estimates. As a result of entering into the Wana Agreements, we recognized: (i) the call options associated with the Wana Agreements (the “Wana Options”), which represents options to purchase 100% of Wana for payments equal to 15% of Wana’s fair market value at the time the option is exercised; and (ii) additional deferred payments that we expect to make in respect of Wana as of the 2.5- and 5-year anniversaries of October 14, 2021, computed based on a pre-determined contractual formula (the “Wana Deferred Payments”). The Wana Options and Wana Deferred Payments are measured at fair value through net income (loss) using Level 3 inputs.

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

Jetty financial instrument fair value measurement

Critical estimates. As a result of entering into the Jetty Agreements, we recognized: (i) the call options associated with the Jetty Agreements (the “Jetty Options”), which represents two option agreements, with the first option agreement exercisable in two tranches, to purchase 100% of Jetty; and (ii) additional deferred payments that we expect to make in respect of Jetty, computed based on a pre-determined contractual formula (the “Jetty Deferred Payments”). The Jetty Options and Jetty Deferred Payments are measured at fair value through net income (loss) using Level 3 inputs.

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

A hypothetical 10% change in the U.S. dollar against the Canadian dollar compared to the exchange rate at March 31, 2025, would affect the carrying value of net assets by approximately $1.6 million, with a corresponding impact to the foreign currency translation account within accumulated other comprehensive income or loss. A hypothetical 10% change in the euro against the Canadian dollar compared to the exchange rate at March 31, 2025, would affect the carrying value of net assets by approximately $20.2 million, with a corresponding impact to the foreign currency translation account within accumulated other comprehensive income or loss.

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

Interest rate risk

Our cash equivalents and short-term investments are held in both fixed-rate and adjustable-rate securities. Investments in fixed-rate instruments carry a degree of interest rate risk. The fair value of fixed-rate securities may be adversely impacted due to a rise in interest rates. Additionally, a falling-rate environment creates reinvestment risk because as securities mature, the proceeds are reinvested at a lower rate, generating less interest income. As at March 31, 2025, our cash and cash equivalents, and short-term investments, consisted of $17.8 million in interest rate sensitive instruments, as compared to $88.0 million at March 31, 2024, in interest rate sensitive instruments.

Our financial liabilities consist of long-term fixed rate debt and floating-rate debt. Fluctuations in interest rates could impact our cash flows, primarily with respect to the interest payable on floating-rate debt.

	Aggregate Notional Value		Fair Value		Decrease in Fair Value - Hypothetical 1% Rate Increase
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Promissory note	$-	$100,000	$-	$89,224	$-	$(523)
Fixed interest rate debt	98,778	38,186	N/A	N/A	N/A	N/A
Variable interest rate debt	216,686	469,819	N/A	N/A	N/A	N/A

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

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2) appear on pages F-2 to F-57. See accompanying Index to the Financial Statements on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10‑K was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2025, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management has determined that our internal control over financial reporting as of March 31, 2025 was effective.

Our independent registered public accounting firm, PKF O’Connor Davies, LLP, who audited our financial statements included in this Form 10-K, has issued its report on the effectiveness of our internal control over financial reporting as of March 31, 2025, which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during our most recent quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(c) of Regulation S-K.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Unless otherwise specified, all dollar amounts in Part III of this Form 10-K are in United States of America (“U.S.”) dollars (“US$” or “$”) unless stated otherwise. “C$” means Canadian dollars.

As used in this Part III of this Form 10-K, references to:

•
“Fiscal 2026” refer to the 12-month period ended March 31, 2026;
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

Directors

Name	Age (1)	Position
Luc Mongeau	58	Director and Chief Executive Officer
Willy Kruh	68	Director and Chair of the Audit Committee
David Lazzarato	69	Director, Chair of the Board and member of the Audit Committee, and member of the CGCN Committee
Theresa Yanofsky	68	Director, Chair of the CGCN Committee and member of the Audit Committee

(1) Ages as of May 1, 2025.

Luc Mongeau Woodbridge, Ontario, Canada Independent Director Since February 7, 2024, CEO since January 6, 2025

Luc Mongeau is the Chief Executive Officer (“CEO”) of Canopy Growth and also serves on the Board. Mr. Mongeau is a seasoned executive with over 25 years of experience spearheading multi-billion-dollar consumer goods companies throughout North America, including Weston Foods, and Mars Petcare. Prior to joining Canopy Growth, Mr. Mongeau was the CEO of eSolutions Furniture Inc. Mr. Mongeau served as the CEO of eSolutions Furniture Inc., a leading e-commerce solution for residential and commercial furniture in North America, from September 2022 to January 2025. He also served as President of Weston Foods Inc., a leading provider of fresh and frozen baked products to the North American market, from September 2017 to March 2022. Mr. Mongeau is an established leader with a demonstrated track record of marketing and sales agility. Mr. Mongeau has consistently delivered operational excellence in brand-led businesses. Mr. Mongeau brings his extensive experience in business transformation and strategic leadership to the Company. Mr. Mongeau holds a Bachelor of Science from the Université de Sherbrooke and an MBA from the Ivey School of Business at Western University. He has also completed executive education at Harvard Business School.

Committee Memberships
CGCN Committee(1) (exited November 2024)
	Attendance in Fiscal 2025	Other Public Company Directorships
	Board: 24/24 CGCN: 4/4	None

(1) In connection with Mr. Mongeau’s appointment as Chief Executive officer of the Company on November 26, 2024 (which appointment became effective on January 6, 2025), he was removed as a member of the CGCN Committee on November 26, 2024.

David Lazzarato Toronto, Ontario, Canada Independent Director Since March 31, 2020

David Lazzarato serves as Chair of the Board, is a member of the Audit Committee and a member of the CGCN Committee. Mr. Lazzarato’s impressive career includes senior executive positions with Alliance Atlantis Communications, Allstream, Bell Canada, and CAE. In 2016, Mr. Lazzarato retired and has since been a corporate director. Mr. Lazzarato has served on corporate and not-for-profit boards for two decades and served on the board of directors of Flutter Entertainment plc, a New York Stock Exchange listed company, from May 2020 until May 2024 and has served on the board of directors of Thunderbird Entertainment since February 2024. Mr. Lazzarato brings to the Board a demonstrated commercial and financial acumen to assist businesses going through pivotal inflection points.

Committee Memberships
Audit Committee
CGCN Committee
	Attendance in Fiscal 2025	Other Public Company Directorships
	Board: 24/24	Thunderbird Entertainment (as of February 2024)
Audit: 4/4
CGCN: 5/5
Willy Kruh Toronto, Ontario, Canada Independent Director Since February 7, 2024

Willy Kruh CPA, CA, MBA, serves as a member of the Board where he also acts as the Chair of the Audit Committee as well as a member of the CGCN Committee. Mr. Kruh worked at KPMG LLP from 1984 to 2019, most recently serving as Partner and Global (and Canadian from 1999) Chairman of Consumer and Retail at KPMG LLP from 2007 until his retirement from KPMG LLP in October 2019. Since October 2020, Mr. Kruh has served as CEO of PlanEXT, an Israel-based global leader in pharmaceutical cannabis research and development. Mr. Kruh has over 35 years of experience as a recognized and trusted advisor, consultant, and auditor in the consumer and retail sector. He has been instrumental in shaping the financial landscape of leading CPG (as defined below), Retail, Food and Beverage multinational corporations, offering strategic guidance and invaluable insights to industry leaders in North America and globally. Mr. Kruh brings a wide range of financial as well as consumer and retail industry experience to the Board.

Committee Memberships
Audit Committee (Chair)
CGCN Committee (joined in January 2025)
	Attendance in Fiscal 2025	Other Public Company Directorships
	Board: 22/24	None
Audit: 4/4
CGCN: 1/1

Theresa Yanofsky Westmount, Quebec, Canada Independent Director Since March 31, 2020

Theresa Yanofsky currently serves as a member of the Board where she also acts as the Chair of the CGCN Committee as well as a member of the Audit Committee. Ms. Yanofsky has extensive experience working with big-name retailers and is respected for her strategic leadership and disciplined approach to driving revenue. Ms. Yanofsky brings over 30 years of experience working with rapidly growing big-name global retailers. Ms. Yanofsky has served as a board member for Reitmans (Canada) Ltd., (“Reitmans”), a Canadian-based retailer listed on the TSX, since August 2019 and has served as a member of the board of directors of Goodfood Market Corp., a leading online grocery company in Canada listed on the TSX, since July 2019. Most recently, Ms. Yanofksy was appointed as a board member for Purolator Inc., a leading integrated freight, package and logistics provider, in April, 2022. Ms. Yanofksy served as the Senior Vice-President, General Manager of Sephora Canada, a retailer of personal care and beauty products, from 2015 until her retirement in March 2020; prior to which she worked at L Brands where she was the country manager for Bath & Body Works Canada. Ms. Yanofsky brings over 30 years of experience working with rapidly growing big-name global retailers as well as significant senior management and public company board and corporate governance experience.

Committee Memberships
Audit Committee
CGCN Committee (Chair)
	Attendance in Fiscal 2025	Other Public Company Directorships
	Board: 24/24	Goodfood Market Corp.
	Audit: 4/4	Reitmans Ltd.
	CGCN: 5/5	Purolator Inc.

Board of Directors, Committees and Governance

Overview

The Board and management of the Company recognize the importance of corporate governance for the effective management of the Company and the protection of its stakeholders, particularly our shareholders (“Shareholders”).

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

Board of Directors

The Board is responsible for the stewardship of the Company, supervising the management of our business affairs and acting in the best interests of the Company. The Board has adopted a written “Corporate Governance Guidelines” pursuant to which the Board assumes responsibility for the stewardship of the Company. The Corporate Governance Guidelines are available on the Company’s website at www.canopygrowth.com/investors/governance/committees-charters/.

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

Meetings

During Fiscal 2025, the Board met 24 times, the Audit Committee met 4 times and the CGCN Committee met 5 times. The Board and committees held a combination of in-person and video conference meetings. The individual attendance summary for each of the directors who served as a director during Fiscal 2025 is set forth above.

Board Member Attendance at Board Meetings and Annual Shareholder Meetings

The Company’s Corporate Governance Guidelines state that all directors are expected to make reasonable best efforts to attend all meetings of the Board, all meetings of the committees of which they are members and the annual meeting of Shareholders, and to maintain a satisfactory Board and committee meeting attendance record of no less than 75% in the aggregate, subject to recusal by the Board or relevant committee. During Fiscal 2025, the current directors attended, in aggregate, over 98% of the total number of Board meetings, 100% of CGCN Committee meetings, and 100% of Audit Committee meetings held and on which he or she served during his or her period of service. The Company generally encourages, but does not require, directors to attend the Company’s annual meetings of Shareholders. Directors are encouraged to attend Board meetings and meetings of committees of which they are members in person but may also attend such meetings by telephone or video conference. All directors were present at the Company’s 2024 annual general meeting of Shareholders, which was held via live audio webcast held on September 24, 2024 (the “2024 Annual General Meeting”).

Familial Relationships

There are no family relationships among any directors and executive officers.

Board Leadership Structure and Qualifications

Pursuant to the Corporate Governance Guidelines, the Board must be composed of a majority of “independent directors”, including the Chair of the Board. The Company defines an “independent director” in accordance with the standards and requirements promulgated by all applicable regulatory bodies exercising control over the Company, including Rule 5605(a)(2) of the Nasdaq Rules. Where it is not appropriate for the Chair of the Board to be independent, an independent director will be appointed to act as lead director (the “Lead Director”). The Lead Director carries out the primary responsibilities that would otherwise be the responsibility of the independent Chair of the Board. At this time, the Board believes that requiring that there be a Lead Director in the event the Chair of the Board is not an independent director is appropriate to provide the most effective leadership structure for Canopy Growth in the rapidly-evolving and highly-regulated cannabis industry.

Currently, Luc Mongeau serves as our CEO and David Lazzarato serves as Chair of our Board. Mr. Lazzarato is an independent director and therefore we currently do not have a Lead Director.

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

Position Descriptions

Chief Executive Officer

The CEO leads the management of the Company’s business and affairs and the implementation of the resolutions and policies of the Board and will report to and comply with the direction of the Board. The key accountabilities and responsibilities of the CEO include, among other things: duties relating to the Company’s values, strategy, governance, risk management, risk appetite, financial performance, human resources management, operational direction, Board interaction, talent management, succession planning and effective communication with Shareholders, clients, employees, regulators and other stakeholders. In addition, the Mongeau Agreement (as defined below) sets forth the responsibilities of the CEO, as approved by the Board, including:

•
shaping global strategic plans by developing and executing the Company’s strategy with the appropriate scale and pace while retaining Company values and entrepreneurial culture and targeting the best markets and products for sustainable customer satisfaction with the appropriate sales and earnings growth;
•
developing a world-class supply chain by defining and executing the supply chain strategy and aligning people, processes and systems to optimize output while maintaining high levels of efficiency across product development, manufacturing/production, quality control and logistics;
•
delivering consistency by producing results based on agreed upon targets and timetable in a rapidly evolving industry;
•
building leading product portfolios by continuing to innovate and develop new products to fulfill consumers across various channels, including medical and adult-use;
•
embracing social responsibility by ensuring that the Company is adhering to all regulatory requirements and is viewed a leader in quality products and safety around the world, and ensuring the Company is at the forefront of the rapidly evolving regulatory landscape;
•
cultivating high performing cross-functional teams and leading the executive team in setting and executing strategic, financial and operational initiatives to drive sustainable growth and profitability;
•
fostering a high performing culture in an entrepreneurial and fast-paced environment that operates with discipline and trust among leaders; and
•
such other duties as the Board may specify from time to time.

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

Director Name	Audit Committee	CGCN Committee
Willy Kruh	Chair	Member
Theresa Yanofsky	Member	Chair
David Lazzarato	Member	Member

The Audit Committee and the CGCN Committee have adopted detailed charters outlining their responsibilities, including the specific responsibilities of the chair of each committee. Copies of these charters are available on the Company’s website at www.canopygrowth.com/investors/governance/committees-charters/.

Audit Committee

General. The Board has a separately designated standing Audit Committee established in accordance with the Nasdaq Rules. The Audit Committee is currently comprised of three directors: Willy Kruh (Chair), David Lazzarato and Theresa Yanofsky, all of whom are considered to be “independent” within the meaning of such term under applicable Nasdaq Rules relating to audit committees and Section 1.4 of NI 52-110. The members of the Audit Committee are appointed by the Board, and each member of the Audit Committee serves at the pleasure of the Board until the member resigns, is removed or ceases to be a member of the Board.

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

Purpose. The Audit Committee’s primary purpose is to assist the Board in fulfilling its oversight responsibilities for the financial reporting process, the system of internal control over financial reporting and accounting compliance, the audit process of the financial statements and processes for identifying, evaluating and monitoring the management of the Company’s principal risks impacting financial reporting. The committee also assists the Board with the oversight of financial strategies and the adequacy and effectiveness of the Company’s overall risk management program. The Audit Committee Chair also meets regularly with management and with the Company’s internal auditors, including its Chief Financial Officer, and its external auditors, PKF O’Connor Davies. The Audit Committee Charter (the “Audit Committee Charter”) sets forth the role and responsibilities of the committee’s chair.

Responsibilities. Pursuant to the Audit Committee Charter, the Audit Committee is directly responsible for, among other things: (1) assisting the Board with the oversight of the quality and integrity of the Company’s financial statements, (2) the appointment, compensation and oversight of the work of the independent auditors, including resolution of disagreements between management and the independent auditors regarding financial reporting and (3) establishment and maintenance of processes to assure compliance with applicable legal and regulatory requirements and the Company Code of Business Conduct and Ethics.

The Audit Committee Charter is available on the Company’s website at www.canopygrowth.com/investors/governance/committees-charters/.

CGCN Committee

General. The CGCN Committee is currently comprised of three directors of the Company: Theresa Yanofsky (Chair), Willy Kruh, and David Lazzarato. all of whom are considered to be an “independent director” under applicable Nasdaq Rules relating to compensation committees and nominating committees and meet the definition of “independence” under NI 52-110.

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

Pursuant to the CGCN Committee Charter, the CGCN Committee has the authority to retain, at Canopy Growth’s expense, a compensation consultant only after taking into consideration the independence factors set out in Rule 5605(d)(3)(D) of the Nasdaq Rules (the “Compensation Committee Advisor Independence Factors”), to the extent applicable. For Fiscal 2025, after considering the Compensation Committee Advisor Independence Factors, the CGCN Committee continued to directly retain Mercer (Canada) Limited (“Mercer”) as its compensation consultant.

For additional information with respect to the role of Mercer in the determination of executive compensation, please see “Compensation Discussion and Analysis,” including the information under the subsection entitled “Annual Oversight of Compensation.”

Responsibilities - Board Nominations. The CGCN Committee is responsible for: identifying individuals qualified to become members of the Board, consistent with criteria approved by the Board, and to select, or to recommend that the Board select, the director nominees for the next annual meeting of shareholders. In carrying out the foregoing duties, the CGCN Committee consistently seeks to achieve a balance of knowledge, experience, diversity and capability on the Board. While the CGCN Committee has not established specific minimum qualifications for director candidates, it considers all pertinent factors that it deems appropriate. As set forth in our Corporate Governance Guidelines, among the qualifications considered in the selection of director candidates, the CGCN Committee will look at the following attributes and criteria of candidates: experience, skills, expertise, diversity, personal and professional integrity, character, business judgment, time availability in light of other commitments, dedication and conflicts of interest. In evaluating and identifying candidates, the CGCN Committee has the authority to retain and terminate any third-party search firm that is used to identify director candidates and has the authority to approve the fees and retention terms of any search firm.

The CGCN Committee will also consider director nominations identified by Shareholders. Nominations by Shareholders must be provided in a timely manner and must include sufficient biographical information so that the CGCN Committee can appropriately assess the proposed nominee’s background and qualifications. For a Shareholder to have his or her candidate considered by the CGCN Committee for inclusion as a director nominee at the Company's 2025 annual meeting of shareholders, Shareholder submissions of candidates for nomination to the Board must be submitted in writing to the Corporate Secretary of the Company at Canopy Growth Corporation, 1 Hershey Drive, Smiths Falls, Ontario, K7A 0A8. Potential nominees recommended by a Shareholder in accordance with these procedures will be considered and evaluated in the same manner as other potential nominees.

The CGCN Committee Charter is available on the Company’s website at www.canopygrowth.com/investors/governance/committees-charters/.

Compensation Committee Interlocks and Insider Participation

The following persons served as members of the CGCN Committee during Fiscal 2025: Luc Mongeau (prior to his appointment as CEO), James Sabia (former director, resigned from the Board effective April 18, 2024), Theresa Yanofsky, Willy Kruh and David Lazzarato. No person who served as a member of the CGCN Committee during Fiscal 2025 served as an officer or employee of the Company prior to or during such person’s tenure on the CGCN Committee, and no such person had any relationships with the Company of the type that is required to be disclosed under Item 404 of Regulation S-K. During Fiscal 2025, none of our executive officers served as a member of the board of directors or compensation committee (or other board committee performing equivalent functions) of another entity one of whose executive officers served on the CGCN Committee or the Board.

Diversity, Equity and Inclusion

Over the course of Fiscal 2025, the Company has continued its journey towards creating greater equity in its workplace. We have undertaken the below noted steps to help us achieve our diversity, equity and inclusion (“DEI”) vision to: 1) develop a workforce of talent that reflects the communities and consumers we serve, and 2) create an inclusive environment where individuals feel welcomed, respected and valued based on their unique identities and perspectives.

To achieve these goals, we believe in investing in resources and integrating DEI strategies into our business efforts and priorities versus treating them solely as a standalone objective. As part of our initiatives, we have developed a multi-year strategy focused on the following four areas: 1) systems and accountability; 2) creating a culture of inclusion; and 3) increased education and awareness. As part of this work, several of our key activities are highlighted below:

•
Continued with the observance of a Canadian company-wide holiday for the Day of Truth and Recognition as a part of Canada’s overall initiatives towards Indigenous Reconciliation.
•
Maintained a U.S. company-wide holiday in recognition of both Martin Luther King Day and Juneteenth.
•
Advanced a recognition day calendar for historically excluded groups with dates including, among others, Lunar New Year, Juneteenth, World Mental Health Day, Diwali and the Indigenous People’s Day.
•
Trained all Human Resource team members on how to manage bias in hiring.
•
Increased diversity in our job candidate pipeline by partnering with job boards and with external recruiting firms.
•
Integrated tools to mitigate bias into year-end review, our talent review processes and our annual merit program.

We actively seek opportunities to enhance our DEI strategy through a variety of initiatives. We are investing time, resources and leadership engagement to achieve our desired results and achieve meaningful progress.

As of the date of this Form 10-K, the Company has four directors, one of whom is a woman, representing 25% of Board membership. None of the current directors are from any of the other “designated groups” (as defined in the Employment Equity Act (Ontario), namely women, members of visible minorities, Indigenous peoples and persons with disabilities (collectively, the “Designated Groups”). One of the directors is part of the LGBTQ+ community. As of March 31, 2025, two of the Company’s named executive officers, as such term is defined by the SEC and Canadian National Instrument 51-102 - Continuous Disclosure Obligations, are women, each of whom is a visible minority. None of the executive officers are from any of the other Designated Groups. As of March 31, 2025, three of the Company’s seven leadership committee members are women, two of whom are visible minorities. None of the leadership committee members are from any other Designated Groups.

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

The Board addresses items raised both through the assessment process and through informal feedback as warranted. In Fiscal 2025, the Board has continued to expand its exposure to members of management, further enhanced its focus on key topics of strategic concern to the Company, and continued to develop its knowledge of the Company’s business functions through various presentations and discussions from internal business groups. The Board conducted a formal assessment of its own effectiveness and that of its committees during Fiscal 2025 which was completed on March 31, 2025. The Board concluded that committee and Board meetings are efficient and effective.

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

Through its onboarding program, new directors are given the opportunity to meet with members of management to review the budget, forecast and strategic plan for the Company, as well as key corporate projects. When circumstances permit, a new director shall participate in a site tour of the Company's operating facilities and of the retail stores carrying our products and receive an overview of the past year of activities, the competitive landscape and insight into distribution channels.

In order to ensure that directors are knowledgeable in subjects related to the discharge of their duties as well as cannabis industry trends, the Company has addressed continuing education in its Corporate Governance Guidelines, which provide, among other things, that each director is expected to be involved in continuing director education on an ongoing basis to enable him or her to better perform his or her duties and to recognize and deal appropriately with issues that arise in connection therewith. The Board has adopted a Continuing Education Policy, which provides that the CGCN Committee will present the directors, from time to time throughout each fiscal year, with a variety of continuing education opportunities. The CGCN Committee may also invite external legal counsel and other external advisors of the Company to present at Board meetings on topics and trends facing companies in the cannabis industry. In addition, directors have access to the Company’s in-house and external legal counsel in the event of any questions or matters relating to their corporate and director responsibilities and to keep themselves current with changes in legislation. In Fiscal 2025, the Board was offered four education sessions, one of which was presented by external advisors and three were presented by various Company business units. These included a session on director fiduciary duties (Canada and the US), changes to the U.S. cannabis regulatory roadmap, and international cannabis landscape and regulatory changes, changes in vaping legislation and risk in Australia, as well as an in-depth review of the innovation pipeline and relevant market competitors of Storz and Bickel. Sessions were held in-person and virtually and the majority were attended by all members of the Board.

These continuing education opportunities are in addition to any presentations by management or other Company employees on the Company’s ongoing operations either at Board meetings or organized separately.

The Board's Continuing Education Policy is administered by the CGCN Committee and reviewed on an annual basis and revised as necessary.

Board Skills Matrix

The following skills matrix sets out skills and expertise that the Board considers important to fulfill its oversight role, the specific skills and expertise of each director and reflects the current strengths of the Board as a whole.

Theresa Yanofsky	Willy Kruh	Luc Mongeau	David Lazzarato
Canadian Cannabis industry
X	X	X	X
Retail and consumer products industries
X	X	X	X
Public company board experience
X	-	-	X
CPA designation
-	X	-	X
Public company executive experience
-	-	-	X
Corporate governance
-	X	-	X
Executive compensation
X	-	X	X
International business
X	X	X	X
M&A
X	X	X	X
Finance and capital markets
-	X	-	X
Legal and regulatory
-	X	X	X
HR and labor relations
X	X	X	X
Marketing
X	X	X	-
Operations
X	X	X	-
Information technology
X	X	X	X

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

The Board has also adopted an Insider Trading Policy to ensure, among other things: (i) that persons to whom the policy applies understand their obligations to preserve the confidentiality of undisclosed “Material Information” (as defined in the Insider Trading Policy); (ii) strict compliance by all insiders with all requirements relating to the reporting of insider trading and with respect to trading when in possession of undisclosed “Material Information”; (iii) that individuals subject to scheduled and unscheduled blackout periods adhere to the restrictions on trading as set out in the policy and (iv) preclearance request procedures for Reporting Insiders (as defined in the Insider Trading Policy) and post trading reporting procedures for Reporting Insiders required to file reports under Section 16 of the Exchange Act. The Company seeks to discourage its employees from frequent buying and selling of securities for the purpose of realizing short-term profits and to acquire securities as long term investments only. For greater detail, please refer to the Company’s Insider Trading Policy, which can be found at https://www.canopygrowth.com/investors/governance/articles-bylaws-policies/.

Succession Plan

In accordance with the Corporate Governance Guidelines, the Company has adopted a succession plan in order to lessen disruption and provide direction in the event of an extended absence or departure of the CEO or another member of executive management. By outlining the strategic direction of the Company, integrating strategies and embedding accountability, the succession plan is designed to ensure a smooth transition across the Company. The succession plan includes specific strategies for addressing either a short-term, long-term, or permanent absence of the CEO or other member of the executive management team. It is the responsibility of the CGCN Committee, in consultation with the executive management team and the Chief Human Resources Officer (“CHRO”), to suggest further mechanisms to minimize the impact of an unforeseen absence or vacancy in key roles and to ultimately make a recommendation to the Board to fill the vacancy. Pursuant to the Corporate Governance Guidelines, the CGCN Committee is required to annually review and report to the Board on succession planning, which must include emergency CEO succession, CEO succession in the ordinary course and succession for other members of the senior management team.

Share Ownership Guidelines

For the purpose of strengthening the alignment of the interests of the Company’s executive officers and non-employee directors with those of the other Shareholders, the Company approved written Share Ownership Guidelines (the “Guidelines”) and reviews the Guidelines annually. In accordance with the Guidelines, executive officers as well as certain other members of senior management are expected to hold share interests valued at the multiples of annual base salary by the end of an initial five-year accumulation period, beginning on the later of (i) the date of approval of the Guidelines; or (ii) the date on which the Guidelines become applicable to a given director or officer following their appointment to such position, and to maintain such an ownership level thereafter. The following details of the Guidelines are applicable to the following officer positions held as of March 31, 2025:

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

On May 10, 2023, the Company announced that as a result of preliminary findings from its internal review, the Company’s (i) audited consolidated financial statements for the fiscal year ended March 31, 2022, included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022 (the “2022 10-K”), and (ii) unaudited consolidated financial statements for the quarterly periods ended June 30, 2022, September 30, 2022 and December 31, 2022, included in the Company’s Quarterly Reports on Form 10- Q for such quarterly periods (collectively, the “Form 10-Qs” and together with the 2022 10-K, the “Prior Financial Statements”), should no longer be relied upon because of certain material misstatements contained in the Prior Financial Statements (the “Default”). On June 2, 2023, the Ontario Securities Commission issued a management cease trade order against David Klein, the former CEO and Judy Hong, the CFO, as a result of the Default. The management cease trade order was lifted on June 27, 2023 following the filing of the Company’s annual reports on Form 10-K for the fiscal years ended March 31, 2023 and 2022, which contained the Company’s audited financial statements for the fiscal years ended March 31, 2023 and 2022, as well as restatements of the Prior Financial Statements.

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

EXECUTIVE OFFICERS

The following sets forth certain information regarding our executive officers:

Name	Age (1)	Position
Luc Mongeau	58	Director and Chief Executive Officer
Judy Hong	53	Chief Financial Officer
Christelle Gedeon	43	Chief Legal Officer

(1) Ages as of May 1, 2025

Luc Mongeau. For information regarding Mr. Mongeau, see “Board of Directors” above.

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

Ms. Hong’s financial and capital markets experience was built during her over 20 years’ experience at Goldman Sachs & Co. Ms. Hong’s roles at Goldman Sachs & Co included serving as a Managing Director, in the Global Investment Research Division, from 2013 until her departure in December 2019. During this time, Ms. Hong covered the Beverage and Tobacco sectors in the Consumer Products and Retail team within Global Investment Research and has been ranked in The Wall Street Journal’s “Best on the Street”. Ms. Hong earned an MBA from New York University’s Stern School of Business and a BS in Communications from Cornell University. From September 2014-January 2020, Ms. Hong served as a Treasurer on the board of Bottomless Closet, a non-profit organization based in New York.

Christelle Gedeon serves as Canopy Growth’s Chief Legal Officer (“CLO”) and Corporate Secretary. Dr. Gedeon joined the Company in August 2022, and oversees the Company’s legal group in addition to all government affairs, regulatory and quality matters as well as Corporate Development, Business Intelligence and Canopy Growth’s strategy. Her role has included ongoing advocacy with the Canadian government to enhance critical elements of the regulatory framework for cannabis to ensure the sector’s long-term growth and sustainability.

Dr. Gedeon has been instrumental to the Company’s profitability strategy including leading the development and announcement of Canopy USA, the Company’s novel approach to realizing the opportunity presented by the U.S. THC market in advance of federal permissibility.

Prior to joining Canopy Growth, Dr. Gedeon served in a number of senior leadership roles including Chief Legal Officer and Corporate Secretary at Aphria, Inc. from July 2018 to August 2021 and Chief Legal Officer of The Metals Company, a deep-sea mining company, from August 2021 to August 2022. Prior to joining Aphria, Dr. Gedeon was a Partner at Fasken Martineau DuMoulin LLP, a leading Canadian law firm. Through these roles, she developed extensive experience in the cannabis industry and in the management of complex regulatory structures, intellectual property management, corporate governance, government relations, and strategic acquisitions, all capabilities that are critical to advancing Canopy Growth’s strategy for North American leadership.

An accomplished commercial lawyer and strategist with more than a decade of experience, Dr. Gedeon played an instrumental role in the completion of more than 50 mergers, acquisitions, and strategic investments during her tenure. Additionally, she has been named one of Canada’s Law Department Leaders of the Year, included as part of the Legal 500 GC 2020 Powerlist, and named to the 2019 Canadian General Counsel Awards Tomorrow’s Leader. Dr. Gedeon holds an LL.B/B.C.L. from McGill University, is a member in good standing of the Ontario and Quebec bars, and also a registered trademark agent in addition to holding a Ph.D. in Clinical Pharmacology and Toxicology from the University of Toronto.

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

The Board has also adopted an Insider Trading Policy as discussed above under “—Anti-Hedging & Insider Trading Policy.”

The Board has also continued to maintain and has updated existing policies after completing a thorough review of its corporate governance practices. In Fiscal 2025, no new policies were adopted by the Board. The following table outlines recent updates to our current policies during Fiscal 2025:

Policy	Description
Form 8-K Disclosure Compliance Policy	An updated version of the policy was adopted by the Board that refined language regarding financial disclosure information.
Anti-Bribery and Anti-Corruption Policy

An updated version of the policy was adopted by the Board that clarified a consequence for failure to comply with the policy, refined the applicability of the policy to Business Associates (as such term is defined in the Clawback Policy), and added language refining employee obligations under the policy and identified the CLO as responsible for enforcement of the policy within the Company.

Clawback Policy

An updated version of the policy was adopted by the Board that included a transition period in the event the Company changes its fiscal year and clarified language regarding the method of recouping incentive-based compensation and other recoupment rights, including providing discretion for the Board on enforcement of the policy. This policy is applicable to executives, officers and to senior management as well as other persons who perform policy-making functions of the Company.

Code of Business Conduct and Ethics

An updated version of the Code of Business Conduct and Ethics was adopted by the Board to refine existing language, including among other things, clarifications regarding the procedure in a situation where further guidance is required.

Disclosure Policy

An updated version of the policy was adopted by the Board that added language regarding company-controlled social media, clarified language on authorized spokespersons, and refined language on disclosures and communications made in the necessary course of business.

Insider Trading Policy

An updated version of the Insider Trading Policy was adopted by the Board that further defined securities and exemptions to trading prohibitions, clarified pre-clearance request procedures for Reporting Insiders (as such term defined in the Insider Trading Policy), and further refined post trading reporting procedures for Reporting Insiders required to file reports under Section 16 of the Exchange Act.

Regulation FD Policy	An updated version of the Regulation FD Policy was adopted by the Board that added a cybersecurity incident to the scope of the policy.

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Throughout this Compensation Discussion and Analysis (“CD&A”), we describe our executive compensation philosophy, program and decisions made in Fiscal 2025 for our named executive officers, as such term is defined by the SEC and Canadian National Instrument 51-102 - Continuous Disclosure Obligations (“NEOs”). For a complete understanding of the executive compensation program, this disclosure should be read in conjunction with the Summary Compensation Table and other executive compensation-related disclosures included in this Form 10-K.

For Fiscal 2025, the Company’s NEOs included the CEO, CFO, CLO, and Former CEO, as follows:

Name	Title
Luc Mongeau	Chief Executive Officer (effective January 6, 2025)
Judy Hong	Chief Financial Officer
Christelle Gedeon	Chief Legal Officer
David Klein	Special Advisor to the Board (January 6, 2025 through August 31, 2025) & Former Chief Executive Officer (until January 6, 2025)

Fiscal 2025 Performance Highlights

Fiscal 2025 built on the progress further advancing its path to profitability, strengthening its balance sheet and refining strategy and organizational structure to position Canopy Growth for sustainable growth and profitability.

Highlights for Fiscal 2025 include:

Refined Strategy and Organizational Structure post a Smooth CEO Transition

•
After a comprehensive search, Canopy Growth’s Board named Mr. Luc Mongeau as new CEO. Mr. Mongeau is an accomplished senior leader with more than 25 years of CPG experience. Prior to being appointed CEO, Mr. Mongeau had been actively engaged with the Board, first as an observer of the Board before assuming the role as a Board member in February of 2024.
•
Following a business review led by Mr. Mongeau, Canopy Growth has implemented a number of initiatives to improve profitability, sharpen commercial execution, and strengthen operational performance. These initiatives include: (1) Positioning Global Medical platform for accelerated growth; (2) Tightening focus in Canada adult-use to improve execution and profitability; (3) Broadening Global Operations function to support commercial priorities; and (4) Further reducing costs across all areas of businesses.

Strengthened Financial Performance and the Balance Sheet

•
Benefiting from cost reduction actions taken to date, increased Consolidated Gross Margins in Fiscal 2025 and Canada Cannabis Gross Margins in Fiscal 2025 by 300 basis points (“bps”) and 700 bps points, respectively, versus Fiscal 2024.
•
Excluding impact of divested businesses, Selling, General & Administrative (“SG&A”) expenses in Fiscal 2025 reduced by 18% compared to Fiscal 2024 (excluding the impact of restructured businesses).
•
Total debt further reduced by C$293 million or 49% in Fiscal 2025 compared to Fiscal 2024, and the Company extended the maturity of its senior secured term loan to September 2027.
•
Benefiting from reduction in overall debt balances in Fiscal 2025, annual interest payments have been reduced by approximately $33 million.

Growth in Global Medical Cannabis

•
Canada medical cannabis net revenue in Fiscal 2025 increased 16% compared to Fiscal 2024, driven by high-quality engagement and customer care of insured patients, as well as expanding the assortment of products offered to our customers through spectrumtherapeutics.com.
•
The Company established a single Global Medical cannabis business by combining operations across Canada, Europe, Australia, and New Zealand, positioning Global Medical business for accelerated growth.

Canadian Adult-Use Business Advancement

•
Canadian adult-use cannabis business implemented a new hybrid sales model during first half of Fiscal 2025 with the mission to enhance distribution of key brands within our portfolio.
•
Launched Claybourne™ infused pre-rolls across Canada in the third quarter of Fiscal 2025. Claybourne™ has risen to #2 market share in the infused pre-roll product category in Alberta, #3 in Ontario and #3 nationally (source: calculated using the Company's internal proprietary market analysis tool that applies sales data supplied by third-party providers and government agencies, last 13 weeks ended April 27, 2025).
•
Continued efforts in Fiscal 2025 to elevate the quality and variety of the Company's Tweed and 7ACRES flower and pre-roll joint product offerings.

Continued leadership in vaporization via Storz & Bickel

•
Storz & Bickel delivered net revenue in Fiscal 2025 of C$73 million, representing a 4% increase over Fiscal 2024 driven by a full-year of Venty portable vaporizer sales.
•
Consumer demand for the high performance Venty portable vaporizer, which launched in the second half of Fiscal 2024, continued to be strong in Fiscal 2025. The Venty portable vaporizer features highly adjustable airflow, precise temperature control and the fastest heat-up-time of any Storz & Bickel device.

Canopy USA completed acquisitions of Acreage, Wana and majority ownership of Jetty

•
Canopy USA completed acquisition of 100% Wana, 76% in Jetty and 100% in Acreage during the course of Fiscal 2025.
•
Following the acquisition of Acreage, full integration is underway under a new leadership team at Canopy USA, led by Brooks Jorgensen, an accomplished executive in high growth industries, including cannabis, wine and spirits.

CEO Transition

Leadership Transition Overview

Luc Mongeau's appointment as CEO of Canopy Growth was officially announced on November 26, 2024, marking the culmination of a thorough and strategic search process to identify a successor to David Klein. Mr. Klein's planned retirement, announced in August 2024, prompted the Board to initiate the selection process. The Board reaffirmed its confidence in the Company's direction, selecting Mr. Mongeau as the ideal successor due to his extensive leadership experience, particularly within the consumer-packaged goods (“CPG”) industry. Mr. Mongeau’s appointment as CEO became effective on January 6, 2025.

Mr. Mongeau brings more than 25 years of senior leadership experience, having previously served as CEO of a leading North American e-commerce provider in the furniture sector and held prominent roles as President of Weston Foods and Mars Petcare North America. His career is characterized by a strong track record of operational excellence, business transformation, and profitability enhancement. Mr. Mongeau's involvement with Canopy Growth dates back to early 2023, when he first joined as a Board observer, later becoming a Board member in February 2024. This prior engagement has allowed Mr. Mongeau to familiarize himself with Canopy Growth's strategy and operations, positioning him to seamlessly step into the CEO role.

Mr. Klein's departure was voluntary, as he transitions into retirement. Under Mr. Klein’s leadership, Canopy Growth underwent significant transformation, implementing an asset-light business model and launching Canopy USA. Beginning January 6, 2025, and continuing through August 31, 2025, Mr. Klein serves the Board in a Special Advisor capacity, where he remains available to provide strategic guidance and mentorship to Mr. Mongeau on an as-needed basis. While no longer involved in the day-to-day operations of the Company, Mr. Klein’s engagement during this period is intended to support a smooth leadership transition and provide continuity on key strategic matters when required.

Strategic Rational for CEO Succession

The selection of Luc Mongeau as CEO reflects a careful alignment with Canopy Growth's strategic priorities. Mr. Mongeau’s expertise in leading complex organizations through transformation, particularly in CPG and digital commerce, makes him well-suited to drive Canopy Growth's continued expansion and focus on profitability. His leadership roles at eSolutions Furniture Inc., Weston Foods, and Mars Petcare North America demonstrate his ability to scale businesses, manage large teams, and execute strategic initiatives that drive operational efficiency.

Mr. Mongeau's priorities include leveraging Canopy Growth’s position in the global cannabis market focusing on sustainable profitability in the global medical cannabis market as well as the Canadian adult use market. The leadership transition was part of a planned succession, not a broader organizational restructuring.

Compensation Adjustments & Philosophy

Luc Mongeau’s compensation package was designed to reflect both market benchmarks and the unique dynamics of the cannabis industry, which remains volatile. Mr. Mongeau’s total compensation consists of a base salary of C$975,000, a short-term incentive (“STI”) bonus of 100% of his earned and received base salary (the “Mongeau Target Amount”), and a long-term incentive (“LTI”) award of 300% of his base salary, with 50% in stock options (“Options”) and 50% in restricted stock units (“RSUs”). For Fiscal 2025, Mr. Mongeau’s Target STI ranged from 0-2x the Target Award based on the achievement of certain mutually developed financial/operational/strategic and individual performance objectives, which have been approved by the CGCN Committee. For Fiscal 2025, Mr. Mongeau’s STI amount was pro‑rated from his start date through the end of Fiscal 2025. While this compensation deviates slightly from the prior CEO's compensation package, it is reflective of the new organizational size, while maintaining a focus on aligning pay with performance.

As part of the CEO transition, Mr. Mongeau received a sign-on grant of 225,000 Options and 50,000 RSUs on February 11, 2025, following the end of the Company’s quarterly financial blackout period. This grant is designed to incentivize long-term value creation and align Mr. Mongeau’s interests with those of Shareholders. Such grant is separate from, and in addition to, Mr. Mongeau’s annual LTI award, which will be granted at the same time as LTI awards to our other executive officers and employees.

D. Klein (Former CEO) Compensation Updates

For Fiscal 2025, prior to the retirement decision, Mr. Klein approached the CGCN Committee with recommendations to align his compensation package to reflect the Company’s size, scale and market capitalization. These adjustments reflect ongoing efforts to optimize executive compensation structures that are in line with corporate objectives, market conditions, and Shareholder interests.

Effective June 8, 2024, Mr. Klein's base salary was adjusted from US$975,000 to US$750,000 aligning Mr. Klein’s base salary to the 50th percentile of our U.S. based peer population. Mr. Klein’s annual STI target of 125% and LTI target of 400% will be calculated against his new base salary. This overall reduction in compensation aligns with the Company’s compensation philosophy disclosed above and is aimed at ensuring competitiveness in the executive compensation landscape while prudently managing cash costs.

In Fiscal 2025, in addition to the LTI award that Mr. Klein was entitled to under the Klein Agreement (as defined below), Mr. Klein received a one-time equity grant valued at US$500,000 divided equally between Options and RSUs, with both the Options vesting in full one year from the grant date on June 10, 2025, while the RSUs vest in full on June 15, 2025, in alignment with the Company’s standard RSU vesting schedule.

As announced on August 16, 2024, Mr. Klein intended to retire at the end of the fiscal year but remained as CEO until Mr. Mongeau commenced serving as CEO on January 6, 2025. Upon commencement of Mr. Mongeau’s service as CEO, Mr. Klein transitioned into the title of Special Advisor to the Board. Mr. Klein continued to receive his compensation entitlements through March 31, 2025. During the period of April 1, 2025 – August 31, 2025, Mr. Klein will be paid a monthly stipend of US$5,000. Upon retirement on August 31, 2025, all outstanding equity awards granted to Mr. Klein by the Company will be forfeited in accordance with the terms of the Omnibus Incentive Plan.

Fiscal 2025 Named Executive Officer Retention Awards

As previously disclosed, on August 19, 2024, the Board approved cash retention awards for Ms. Hong, Chief Financial Officer and Dr. Gedeon, Chief Legal Officer, in the amount of US$150,000 each. These retention awards are payable on October 1, 2025, and are intended to ensure leadership continuity and organizational stability during the Company’s CEO transition. These awards reflect the Board’s recognition of the critical contributions of both executives in guiding the Company through a period of strategic and operational change.

Board & CGCN Committee Transition Oversight

The Board and the CGCN Committee played an integral role in the CEO succession process, overseeing the transition to ensure that it aligned with Canopy Growth's long-term strategic goals. The Board regularly reviews the Company’s leadership pipeline and talent development to ensure readiness for succession in key executive roles.

In partnership with an external executive search firm, the Board and the CGCN Committee established clear selection criteria, evaluating both internal and external candidates against the Company’s strategic objectives. This process included detailed interviews, assessments, and benchmarking to ensure the chosen candidate had the necessary leadership capabilities to lead Canopy Growth through its next phase of growth.

The CGCN Committee, with input from third-party external compensation consultant, Mercer, designed a market-competitive compensation package for Mr. Mongeau, ensuring it was aligned with both the Company’s strategic priorities and Shareholder expectations. This included a balanced mix of base salary, performance-based short-term incentives, and equity compensation to encourage long-term growth.

The Board and the CGCN Committee remain deeply engaged in the transition process, working closely with Mr. Mongeau to ensure alignment with the Company’s performance goals and strategic objectives. They continue to monitor Mr. Mongeau’s integration into the role, ensuring that Shareholder interests are upheld and leadership stability is maintained throughout the transition period.

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

A significant component of total compensation consists of equity-based compensation that is “at risk”, where executives are rewarded for contributing to a higher return on Shareholders’ investment and are equally negatively impacted by delivering lower Shareholder returns. Together with our minimum Share Ownership Policy, the use of equity-based compensation ensures that employees are material owners of the Company’s equity and are aligned with the interests of Shareholders.

The compensation structure encourages the Company’s management to take responsible risks and to manage those risks appropriately through the use of a balanced scorecard which rewards employees to balance financial performance and individual achievement. More details regarding risk management can be found within “Executive Compensation Risk Management”.

Target Pay Positioning

For NEOs, total target direct compensation is set by reference to the 50th percentile of relevant publicly-traded peers, weighted more heavily towards long-term equity-based compensation. Positioning will depend upon the role, responsibilities, experience, and contributions of each NEO, as well as the comparability to the peer incumbents, which may deviate slightly from the 50th percentile based on informed judgment. Recognizing that the Company is a North American organization with senior executives located in both Canada and the United States, the dual peer group approach (the Canadian Consumer-Focused Group and the U.S. CPG and Pharmaceutical Group) is used for benchmarking and target setting purposes to reflect competitive pay levels in both jurisdictions, as appropriate.

Annual Oversight of Compensation

Role of the CGCN Committee

The CGCN Committee is responsible for overseeing executive compensation, including the annual review and approval of NEO compensation. For CEO compensation, the CGCN Committee works with its independent compensation advisor, Mercer, and is supported by the Company’s CHRO, to develop and approve compensation decisions. For all other NEOs and senior officers, the CGCN Committee reviews and approves recommendations provided by the CEO and CHRO. The CGCN Committee also reviews various aspects of the Company’s compensation programs and makes determinations on changes to incentive plan design, as appropriate. The process and timeline of the CGCN Committee’s annual activities are noted below.

Fiscal 2025 Policies & Practices Related to the Grant of Certain Equity Awards

At its regularly scheduled annual meeting, the CGCN Committee approved equity awards for each individual executive officer, in alignment with their respective employment agreements. In accordance with our Omnibus Incentive Plan, these annual equity awards are issued upon the exit of our fourth quarter financial blackout period, which occurs two trading days after the annual earnings call. The valuation of these awards are calculated based upon the fair market value definition as prescribed in our Omnibus Incentive Plan. The CGCN Committee does not grant equity awards in anticipation of the release of material nonpublic information (“MNPI”), and the Company does not time the release of MNPI based upon grant dates of equity. In the event MNPI becomes known to the CGCN Committee before granting an equity award, the CGCN Committee will consider such information and use its business judgment to determine whether to delay the grant of equity to avoid any appearance of impropriety.

Role of the Compensation Consultant

The CGCN Committee continued their engagement of Mercer, to provide independent advice on executive compensation, including the alignment of Canopy Growth’s compensation policies and practices with its executive compensation philosophy and related governance matters. The nature and scope of services provided by Mercer to the CGCN Committee during Fiscal 2025 included the review, support, and advice on:

•
The Company’s compensation philosophy
•
The review of Canopy Growth’s peer group
•
Compensation levels for Canopy Growth’s NEOs and other executive roles and the Board
•
Short-Term Incentive Plan metrics, weightings, and target setting
•
Long-Term Incentive Plan mix of vehicles and related performance metrics
•
Compensation disclosure and other governance matters
•
Management-prepared materials and recommendations in advance of CGCN Committee meetings
•
Attendance at CGCN Committee meetings as requested

The CGCN Committee considers, among other information, the advice provided by Mercer in making its executive compensation decisions; however, it may or may not follow Mercer’s advice in making such decisions.

Any other services, not related to executive or director compensation, and recommendations provided by Mercer or its affiliates to the Company require approval from the Chair of the CGCN Committee. The CGCN Committee has considered the independence of Mercer and has not identified any conflicts of interests regarding their services or employees.

Role of CEO and CHRO

The CEO and CHRO support the CGCN Committee in fulfilling its executive compensation oversight responsibilities. The CEO and CHRO provide recommendations to the CGCN Committee on compensation decisions for all NEOs and senior executive officers, other than the CEO. The CHRO also provides information, analysis, and guidance to the CGCN Committee and responds to questions to assist in the CGCN Committee’s evaluation of compensation programs and decisions.

Components of Compensation & Key Decisions for Fiscal Year 2025

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
•
Provided annually and intended to align recipient with shareholder value creation, as well as to drive retention of key employees
•
No value to recipient unless shareholder value created from time of grant

Share-based Awards
•
Provided annually to align recipient with shareholder value creation, incentivize achievement of defined long-term objectives, and to drive retention of key employees
•
Previously granted performance share units (“PSUs”) cliff vest on the third anniversary of grant based on continued service and achievement of “Relative Total Shareholder Return” (“Relative TSR”) and Adjusted EBITDA(1) (For more details, please see: “Long Term Incentives”)

	Pay Element		Description & Objective

•
The last PSU grant was awarded in Fiscal 2023 and will vest in 2025. No further PSUs have been awarded by the CGCN Committee.
•
RSUs vest equally over three years from the date of grant based on continued service

Other	Annual	Benefits
•
Provided annually as a fixed component of executive benefits
•
Benefit coverage offered includes group health care, dental, vision, health spending account, Flexible Spending Account (FSA), life insurance, accidental death and dismemberment insurance, and short- and long-term disability coverage. Coverage varies by the country in which the employee resides
•
Eligible to participate in our current 401(k) or Canadian Group Retirement Savings Plan
•
Annual product allowance
•
CEO is entitled to a car allowance pursuant to their employment agreement

(1) Adjusted EBITDA is calculated as the reported net loss, adjusted to exclude income tax recovery (expense); other income (expense), net; loss on equity method investments; share-based compensation expense; depreciation and amortization expense; asset impairment and restructuring costs; and charges related to the flow-through of inventory step-up on business combinations, and further adjusted to remove acquisition-related costs. Adjusted EBITDA is a non-GAAP measure used by management that is not defined by U.S. GAAP and may not be comparable to similar measures presented by other companies.

A significant portion of our NEOs’ compensation is variable and linked to performance against short-term financial and individual objectives, as well as Share price performance and long-term financial objectives. The following charts illustrate our CEO’s Fiscal 2024 target total direct compensation (“TDC”) mix.

Base Salary

Base salary forms the foundation for attracting and retaining top talent while ensuring competitiveness with the market. Base salaries are determined based on market rates for similar positions and each executive’s expected contribution and past performance.

For all NEOs other than the CEO, the CEO and the CHRO develop salary recommendations based on: (i) approved benchmarking provided by the Company’s independent compensation consultant (Mercer) and (ii) market survey data. CEO base salary decisions are developed by the CGCN Committee with input from Mercer and the CHRO, and are informed by the approved benchmarking data. All senior executive base salaries, including the salary of the CEO, are reviewed and approved by the CGCN Committee.

As outlined above under the heading, “D. Klein (Former CEO) Compensation Updates”, effective June 8, 2024, Mr. Klein's base salary was modified from US$975,000 to US$750,000, in efforts to align his compensation package to reflect the Company’s size, scale and market capitalization.

Upon the effective date of his appointment as CEO, Mr. Mongeau’s base salary was set at C$975,000, which is in line with the reduced base salary of his predecessor, Mr. Klein. This reflects continued efforts to align executive compensation with market benchmarks while ensuring competitive pay within the cannabis and CPG sectors.

For Fiscal 2025, the CGCN Committee decided upon 0% base pay adjustments for the remaining NEOs. This decision reflected the Company’s continued focus on aligning executive compensation with broader financial discipline.

The following table illustrates base salary details for our NEOs throughout Fiscal 2025:

Individual	Local Currency	Fiscal 2024 Annual Base Salary	Fiscal 2025 Annual Base Salary(1)	% Change
Luc Mongeau	C$	-	C$975,000	-
Judy Hong	US$	US$415,000	US$415,000	-
Christelle Gedeon	C$	C$535,000	C$535,000	-
David Klein	US$	US$975,000	US$750,000(2)	(23%)

(1) For NEOs compensated in Canadian dollars, base salary is presented in C$. U.S. dollar equivalents can be converted using the average exchange rate of C$1.00 = US$0.6951 for Fiscal 2025, and C$1.00 = US$0.7386 for Fiscal 2024, as set forth above under “Executive Compensation—Currency Conversion” in this Item 11.

(2) Effective June 8, 2024, Mr. Klein’s base salary was adjusted from US$975,000 to US$750,000, aligning with the 50th percentile of our U.S.-based peer group. This adjustment was disclosed in the Fiscal 2024 CD&A. Effective April 1, 2025, Mr. Klein’s salary has decreased to US$5,000 per month (US$60,000 annually) as part of his employment agreement through August 31, 2025.

Short-Term Incentives

All NEOs who are employed by the Company at the end of Fiscal 2025 participate in the Company’s short-term incentive plan (the “STIP”), which provides an annual cash incentive based on performance relative to defined financial and individual objectives. The STIP is a leveraged bonus design, where executives may earn between 0% and 200% of the target bonus opportunity (“target”), which is defined as a percentage of base salary for each executive.

Plan Design

For our NEOs, the STIP is linked to a combination of corporate, financial and individual objectives and is structured as follows:

Base Salary ($)	X	STIP Target (% of salary)	X	Performance Score (0 - 200%)	=	STIP Payout ($)

Fiscal 2025 Target Award Levels

Under the STIP, and pursuant to their respective employment agreements, each NEO has a target award expressed as a percentage of base salary. Payouts are based on the achievement of overall Company performance relative to pre-established qualitative and quantitative objectives. NEOs may receive no payout for performance at or below threshold level, and a maximum payout of 200% of target for performance at or above maximum objectives.

As part of the leadership transition, the target short-term incentive opportunity for the CEO position has been reduced from 125% to 100% of base salary. This adjustment reflects a more conservative pay approach in response to the Company’s evolving business environment and increased focus on profitability. This modification underscores Canopy Growth’s commitment to aligning executive compensation with the new business size, managing costs, and maintaining a competitive yet disciplined incentive structure.

The threshold, target, and maximum awards for our NEOs are as follows:

Individual	Below Threshold (% of salary)	Target (% of salary)	Maximum (% of salary)
Luc Mongeau | CEO	0%	100%	200%
Judy Hong | CFO	0%	75%	150%
Christelle Gedeon | CLO	0%	75%	150%
David Klein | Former CEO	0%	125%	250%

Fiscal 2025 STIP Performance Criteria & Results

Per the Company’s STIP initially adopted by the Board for Fiscal 2021, the performance of the Company’s executive leadership team, including the NEOs, was assessed based on predetermined criteria that were established and approved by the CGCN Committee at the beginning of the fiscal year. For Fiscal 2025, all NEOs were assessed against corporate and financial objectives, which were recommended and approved by the CGCN Committee. These objectives were weighted as outlined in the table below.

In Fiscal Year 2025, the CGCN Committee approved a performance-based bonus for our NEOs, totaling 77.6% of the target. This outcome reflects both underperformance against financial metrics and superior performance on corporate objectives. Specifically, the Company achieved 17.6% of the Revenue target and 29.3% of the Adjusted EBITDA target, which were impacted by broader industry headwinds and continued market volatility. Despite these financial challenges, the Company delivered on key corporate priorities.

The corporate objectives established and certified by the CGCN Committee as having been achieved at a superior level which included cash management, new product development, and sourcing of product internationally. These priorities were designed to drive long-term sustainability and align operations with the Company’s strategic plan. The executive teams’ performance in these areas was critical to maintaining operational discipline, fostering innovation, and positioning the Company for future growth.

Although the financial metrics fell below target, the approved STIP payout reflects a balanced view of performance across all metrics, recognizes the executive team’s strategic contributions during a complex fiscal year, and supports ongoing talent retention and alignment with shareholder interests.

Fiscal 2025	Canopy Growth Adjusted EBITDA(1)	Canopy Growth Revenue	Other Corporate Objectives	Total
Objective Weighting	45%	25%	30%	100%
Achievement Against Applicable Metric Based on Adjusted Financial Performance Metrics	29.3%	17.6%	200%	-
Weight X Achievement	13.2%	4.4%	60%	77.6%

(1) Adjusted EBITDA is calculated as the reported net loss, adjusted to exclude income tax recovery (expense); other income (expense), net; loss on equity method investments; share-based compensation expense; depreciation and amortization expense; asset impairment and restructuring costs; and charges related to the flow-through of inventory step-up on business combinations, and further adjusted to remove acquisition-related costs. Adjusted EBITDA is a non-GAAP measure used by management that is not defined by U.S. GAAP and may not be comparable to similar measures presented by other companies.

Fiscal 2025 STIP Payouts

For Fiscal 2025, the CGCN Committee approved the following cash bonuses to the NEOs based on actual performance relative to the defined STIP objectives:

Individual	Target (% of salary)	Payout Factor (% of target)	Bonus Payout (USD) (1)
Luc Mongeau | CEO	100%	77.6%	$122,460(2)
Judy Hong | CFO	75%	77.6%	$241,505
Christelle Gedeon | CLO	75%	77.6%	$216,411
David Klein | Former CEO	125%	77.6%	$768,082

(1) Fiscal 2025 STIP payments and can be converted to C$ using the average exchange rate of C$1.00 = US$0.6951, as set forth above under “Executive Compensation—Currency Conversion” in this Item 11. These payments are expected to be made by July 11, 2025.

(2) Mr. Mongeau’s Fiscal 2025 annual bonus has been prorated based on his hire date of January 6, 2025.

Long Term Incentives

Summary of Principal Terms of Long-Term Incentive Plan (“LTIP”) Instruments

The table below summarizes the principal terms of our Options and RSUs for Fiscal 2025.

	RSUs	Options
Purpose	• RSUs represent compensation to incentivize executives to achieve long-term objectives of the Company, to retain executives, as well as to align executives’ interests with those of Shareholders
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

Form of Award	• RSUs represent notional Shares that track the value of the Canopy Shares as of the vesting date,	• A holder of vested Options may acquire Canopy Shares at the exercise price established on the date of grant, which is equal to the closing price of the

	RSUs	Options
based on the TSX in prior years and, beginning in Fiscal 2025, based on the Nasdaq
Shares on the applicable stock exchange on which the Shares traded as of the date of grant
•
Beginning in Fiscal 2025, newly granted Options are priced and tracked based on the closing price of the Shares on the Nasdaq

Vesting
•
Historically, RSUs generally vested on the first, second, and third anniversaries of the grant date, with one-third of the granted RSUs vesting on each date.
•
Beginning in Fiscal 2025, the Company transitioned to a standardized vesting approach for annual equity grants, with RSUs vesting in equal one-third installments on June 15th of the first, second, and third year following the grant date
• Options vest on the first, second, and third anniversaries of the date of the grant, with one third of the number of granted Options vesting on each date
Settlement	• RSUs will, at the CGCN Committee’s discretion, be settled in Shares purchased from the open market, or in Shares issued from treasury
•
The value of a vested Option is the difference between its exercise price and the closing price of the Shares on the applicable stock exchange on which the Shares are traded on the date prior to exercise
•
Beginning in Fiscal 2025, newly granted Options are priced and tracked based on the value of the Shares as listed on the NASDAQ. All Options are settled in Shares issued from treasury

Fiscal 2023 PSU Awards

PSUs were last awarded to NEOs at the start of Fiscal 2023. No new PSUs were awarded in this Fiscal year and PSUs are no longer part of our LTI program.

The vesting of PSUs which were awarded in Fiscal 2023 are based on: (i) Relative TSR (50% weight) against a custom group of cannabis industry peers approved by the Board; and (ii) Adjusted EBITDA performance (50% weight) against predetermined targets established at the beginning of the fiscal year, as recommended and approved by the CGCN Committee.

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

The following table sets forth the cannabis industry peers against which Canopy Growth’s Relative TSR is measured for the purposes of the Fiscal 2023 PSU awards. Also outlined below is the assessment framework used to measure Relative TSR performance.

Relative TSR Peers(1)	Percentile vs. Relative TSR Peers	Performance Multiplier (1)
Curaleaf Holdings	Greater than or equal to the 75th percentile	1.5x
Green Thumb Industries
Tilray
Cronos Group	50th percentile	1x
Sundial Growers
Aurora Cannabis	Less than or equal to the 25th percentile	0.5x
OrganiGram Holdings
Charlotte’s Web Holdings	(1) Interpolated on a linear basis in between

(1) Hexo Corporation and The Valens Company, which we formerly included among our Relative TSR Peers, have been acquired by Tilray Inc. and Sundial Growers Inc., respectively, and therefore have been removed from the Relative TSR analysis.

PSU Metric Details and Certification Results

PSUs were awarded to eligible NEOs during Fiscal 2023. No new PSUs were awarded during Fiscal 2024 or Fiscal 2025 and will not be part of the Fiscal 2026 LTIP. The below results reflect the achievement factor of objectives set forth within the Fiscal 2023 PSU award cycle.

Based on the Company’s performance in Fiscal 2025, the CGCN Committee certified the following achievement factors:

•
109% for the Fiscal 2025 Adjusted EBITDA targets set forth during the Fiscal 2023 PSU grant
•
103% for the 3-year Cumulative Adjusted EBITDA target set forth during the Fiscal 2023 PSU grant
•
50% for the Fiscal 2025 Total Shareholder Return target set forth during the Fiscal 2023 PSU grants
•
50% for the 3-year Cumulative Total Shareholder Return target set forth during the Fiscal 2023 PSU grant

Total Shareholder Return Objectives		Adjusted EBITDA Objectives
Targets	TSR Return	Adjusted EBITDA (‘000s of C$)	Fiscal Results
FY25 TSR	-87%	FY25 Adjusted EBITDA	(23,504)
3-Year Cumulative (FY23-FY25)	-99%	3-Year Cumulative (FY23 - FY25)	(432,095)
		Fiscal 2025 PSU Targets (FY25)
		Threshold (0.5x)	(100,000)
		Target (1x)	(50,000)
		Maximum (1.5x)	100,000
		FY25 Achievement	109%
		Cumulative PSU Targets (FY23-FY25)
		Threshold (0.5x)	(675,000)
		Target (1x)	(450,000)
		Maximum (1.5x)	(123,000)
		FY23-25 Grant Achievement	103%

Fiscal 2025 | Long Term Incentive Award Grant Issuance

All NEOs who were employed by the Company at the start of Fiscal 2025 participated in the Company’s LTIP. Initially adopted by the Board for Fiscal 2021 and further amended September of 2023, the Company’s leadership team, including the NEOs, receive annual LTI grants.

As specified above in the section “D. Klein (Former CEO) Compensation Updates”, for Fiscal 2025, Mr. Klein’s annual grant consisted of 75% Options and 25% RSUs, while his one-time equity award reflected 50% Options and 50% RSUs. Both awards were granted on June 10, 2025.

Ms. Hong and Dr. Gedeon’s annual grants are composed of 50% Options and 50% RSUs, and were granted on June 10, 2025.

Mr. Mongeau was granted 14,360 RSUs on June 10, 2024, in alignment with his compensation package for serving on the Board. These RSU awards vest in equal tranches on the last trading day of the fiscal quarter.

As part of the Mongeau Agreement, for assuming the role of CEO, Mr. Mongeau was granted a sign-on award of 225,000 Options (exercise price of US$2.43) and 50,000 RSUs on February 11, 2025, following the end of the Company’s quarterly financial blackout period. These awards vest in equal one-third installments on the first, second, and third anniversaries of the grant date, being February 11, 2026, 2027, and 2028.

The following table shows the LTI awards granted to our NEOs for Fiscal 2025.

Individual	Grant Date	Option (#)	Share-Based Awards (#)
Luc Mongeau | CEO	06/10/2024(1)	-	14,360
	02/11/2025(2)	225,000	50,000
Judy Hong | CFO	06/10/2024	99,776	82,016
Christelle Gedeon | CLO	06/10/2024	62,307	51,217
David Klein | Former CEO	06/10/2024	360,636	98,815
	06/10/2024(3)	40,071	32,939

(1) Mr. Mongeau was awarded 14,360 RSUs on June 10, 2024 as part of his compensation package for serving on the Board, of which he served for 3 quarters and vested 10,770 RSUs. Upon assuming the role of CEO, the remaining 3,590 RSUs were cancelled.

(2) As part of the CEO transition, Mr. Mongeau received a sign-on equity grant on February 11, 2025. These awards will vest in three equal annual installments on the first, second, and third anniversaries of the grant date, subject to the terms of the respective award agreements.

(3) In Fiscal 2025, Mr. Klein received a one-time equity grant valued at US$500,000, divided equally between Options and RSUs. The Options vest in full one year from the grant date, while the RSUs vest in full on June 15, 2025.

Each of the Options granted has a six-year term, subject to earlier termination upon the occurrence of certain events related to termination of employment, as specified in the form of option agreement pursuant to which the Options were granted (the “Option Grant Agreement”). One-third of the Options become exercisable on each of the first, second and third anniversaries of the date of grant, subject to the terms of the Option Grant Agreement. The exercise price of each Option granted on June 10, 2024 is US$7.59.

RSUs granted on June 10, 2024 vest in equal one-third installments on June 15, 2025, 2026, and 2027.

Fiscal 2026 | Long Term Incentive Award Plan Design

For Fiscal 2026, the CCGN Committee approved maintaining the same annual grant percentages for NEOs (salary X accrual percentage).

However, as part of the CEO transition, the LTI target for the CEO role has been adjusted from 400% to 300% of salary, with an equal split between Stock Options (50%) and RSUs (50%), reflecting a more balanced approach to long-term incentives.

Individual	Total LTI Accrual (% of salary)	RSU (% of salary)	Stock Option (% of salary)
Luc Mongeau | CEO	300%	150%	150%
Judy Hong | CFO	300%	150%	150%
Christelle Gedeon | CLO	200%	100%	100%

Peer Groups and Compensation Benchmarking

With the engagement of our executive compensation consultant Mercer, the CGCN Committee re-evaluated Canopy Growth’s publicly-traded peer group in Fiscal 2023. We believe this peer group, with the adjustments noted below, reflects the current reality of Canopy Growth and the cannabis industry and the companies we compete with for talent.

In Fiscal 2023, the CGCN Committee approved the use of two distinct groups of publicly-traded peers to inform the setting of target total direct compensation levels for NEOs. The first group includes similarly-sized Canadian consumer-focused industry comparators, including cannabis companies, while the second group includes similarly-sized U.S. CPG and also includes companies in the cannabis industry. These groups include organizations that the Company would potentially compete with for talent. The criteria used to select the peer group are as follows:

•
Publicly traded company;
•
Market capitalization between approximately 1/3 and 3 times that of the Company at the time of the review in early Fiscal 2023 (with the Company positioned at or near median); and
•
Operating within the consumer discretionary, consumer staples or pharmaceuticals industries

The peers selected for benchmarking executive compensation in Fiscal 2025 are:

Company Name	Cannabis	Peer Group	Global Industry Classification Sub-Industry
Canada Goose Holdings Inc.		CAN	Apparel, Accessories and Luxury Goods

Company Name	Cannabis	Peer Group	Global Industry Classification Sub-Industry
Pet Valu Holdings Ltd.		CAN	Specialty Stores
Jamieson Wellness Inc.		CAN	Personal Products
SNDL Inc.	●	CAN	Pharmaceuticals
Village Farms International, Inc.	●	CAN	Agricultural Products - produce cannabis
Andrew Peller Limited		CAN	Distillers and Vintners
High Tide Inc.	●	CAN	Pharmaceuticals
Goodfood Market Corp.		CAN	Internet and Direct Marketing Retail
Cronos Group Inc.	●	CAN	Pharmaceuticals
Aurora Cannabis Inc.	●	CAN	Pharmaceuticals
Tilray Brands, Inc.	●	US	Pharmaceuticals
WW International, Inc.		US	Specialized Consumer Services
Green Thumb Industries Inc.	●	US	Pharmaceuticals
SunOpta Inc.		US	Packaged Foods and Meats
MGP Ingredients, Inc.		US	Distillers and Vintners
Amphastar Pharmaceuticals, Inc.		US	Pharmaceuticals
Nature’s Sunshine Products, Inc.		US	Personal Care Products
Ascend Wellness Holdings, Inc.	●	US	Personal Care Products
ANI Pharmaceuticals, Inc.		US	Pharmaceuticals

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

Executive Compensation Risk Management

The CGCN Committee considers and assesses, as necessary, the implications of risks associated with the Company’s compensation policies and practices and devotes such time and resources as it believes are appropriate given the Company’s current stage of development. The Company’s practice during Fiscal 2025 of compensating its senior executives through a mix of base salary, short-term incentives and long-term incentives, provided under the Omnibus Incentive Plan, is designed to mitigate risk by: (i) ensuring that the Company retains such executives; and (ii) aligning the interests of its executives with the short-term and long-term objectives of the Company and its Shareholders. The CGCN Committee monitors the Company’s compensation practices and policies at least annually and more often as may be required to deal with issues that arise between annual reviews. During Fiscal 2025, the CGCN Committee did not identify any significant risks arising from the Company’s compensation policies and practices that the CGCN Committee believed were reasonably likely to have a material adverse effect on the Company.

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

•
Defer a significant portion of each executive’s compensation through the application of multi-year time vesting conditions on long-term incentive equity awards. Options and RSUs vest over three years.

• Cap annual short-term incentive payouts to discourage excessive risk-taking.

Risk Mitigating Compensation Practices
• Adopt guidelines regarding share ownership for the CEO and other NEOs set at five times annual base salary for the CEO and at three times annual base salary for the rest of the NEOs.
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
•
Maintain a clawback policy, outlined in the Omnibus Incentive Plan, whereby the Board may require the reimbursement, reduction or cancellation of an award for (i) failing to comply with any obligation to the Company; (ii) termination for cause; (iii) conduct that causes material financial or reputational harm to the Company or its affiliates; (iv) willful misconduct, gross negligence or fraud; or (v) restatement of its financial statements resulting in negative impacts to the Company’s financial results. In addition, the Board adopted a standalone clawback policy that provides for the recoupment of certain executive compensation in the event of an accounting restatement resulting from material noncompliance with financial reporting requirements under U.S. federal securities laws. In Fiscal 2025, an updated version of the standalone clawback policy was adopted by the Board that included a transition period in the event the Company changes its fiscal year and clarified language regarding the method of recouping incentive-based compensation and other recoupment rights, including providing discretion to the Board on enforcement of the policy.

Results of Fiscal 2024 Say-On-Pay Vote

Canopy Growth’s compensation program for its executive management team is designed to drive Shareholder value and to effectively attract and retain talent. Each year, we conduct a Shareholder advisory vote to approve the compensation of our NEOs as disclosed in our proxy statement for our annual meeting of shareholders (a “say-on-pay” vote). At our 2024 Annual General Meeting, our Shareholders approved our NEO compensation at that time, with approximately 79.45% of the votes cast voting in favor of approval. Given these results, the CGCN Committee has decided to retain our overall approach to executive compensation while continuing to evaluate our practices frequently, including in response to future say-on-pay votes. The CGCN Committee continues to monitor further stakeholder feedback, Company performance, and market developments for potential further improvements to the Company’s compensation structure for executive officers. The Company expects to have its next “say-on-pay” vote at its 2025 annual meeting of shareholders (the “2025 Annual Meeting”).

Performance Graph

The following performance graph illustrates the Company’s cumulative Shareholder return assuming reinvestment of dividends, by comparing a C$100 investment in the Shares beginning April 1, 2020 to the return on the S&P/TSX Composite Index and the Horizons Marijuana Life Sciences Index ETF.

	March 31, 2020	March 31, 2021	March 31, 2022	March 31, 2023	March 31, 2024	March 31, 2025
Canopy Growth Corporation	C$100.00	C$214.63	C$49.33	C$12.65	C$6.23	C$0.71
S&P/TSX Composite Index	C$100.00	C$151.46	C$179.78	C$169.99	C$193.72	C$224.36
Horizons Marijuana Life Sciences Index ETF	C$100.00	C$223.09	C$104.18	C$47.82	C$49.95	C$31.50

Since April 1, 2020, the Share price performance declined because of considerable volatility in the cannabis sector resulting from a multitude of factors, including, among others, the multiple attempts in the U.S. to reschedule cannabis from a Schedule I substance to a Schedule III substance under the Controlled Substances Act (21 U.S.C. § 811), significant price compression across core products in both adult-use and international medical supply, rising energy costs contributed to increased operating costs, depressing margins. Relative stock underperformance was even more pronounced given the recent election of the Trump administration and their uncertain position on cannabis rescheduling as well as prices of commodities remaining high when compared to April 1, 2020, supporting the S&P TSX performance. Continued capital requirements through the issuance of additional common shares has further affected the relative underperformance which has continued throughout Fiscal 2025.

While our Share price has been volatile due in part to the evolving state of the cannabis industry, our executive compensation remains competitive as we aim to attract and retain an experienced executive team whose compensation is tied to a variety of metrics including long-term profit improvement and Share price appreciation. Executive compensation for Fiscal 2025 remains aligned with financial performance and the Shareholder experience to the end of Fiscal 2025, evidenced by a significant decrease in realizable equity compensation held by executives. For further discussion on this point, please refer above to “PSU Metric Details and Certification Results”.

COMPENSATION COMMITTEE REPORT

The members of the CGCN Committee have reviewed and discussed the contents of the CD&A with management. Based on such review and discussion with management, and subject to the limitations on the role and responsibility of the CGCN Committee, the CGCN Committee recommended to the Board that the CD&A be included in the Company’s Form 10-K and in the proxy statement issued in connection with the 2025 Annual Meeting.

Respectfully submitted by the members of the CGCN Committee

Theresa Yanofsky (Chair)

David Lazzarato

Willy Kruh

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

•
Fiscal 2025 of C$1.00 to US$0.6951 for the 12-month period ended March 31, 2025;
•
Fiscal 2024 of C$1.00 to US$0.7386 for the 12-month period ended March 31, 2024; and
•
Fiscal 2023 of C$1.00 to US$0.7564 for the 12-month period ended March 31, 2023.

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

Summary Compensation Table

The following table sets forth the compensation for Fiscal 2023, Fiscal 2024 and Fiscal 2025 awarded to, earned by, or paid to the NEOs.

Name and Principal Position	Fiscal Year	Salary	Bonus(1)	Stock awards(2)	Option awards(2)	Non-equity incentive plan compensation(1)	All other compensation(3)	Total
Luc Mongeau, CEO(4)	2025	130,331	-	121,500	422,489	122,460	172,145	968,925
	2024	-	-	-	-	-	-	-
	2023	-	-	-	-	-	-	-
Judy Hong, CFO	2025	415,001	-	622,501	584,124	241,505	9,618	1,872,749
	2024	410,960	-	622,499	772,886	486,685	10,033	2,303,063
	2023	391,221	167,167(5)	499,962	1,583,184	-	-	2,641,533
Christelle Gedeon, CLO(6)	2025	371,880	-	388,737	364,767	216,411	693	1,342,488
	2024	383,454	-	375,977	479,289	454,884	-	1,693,604
	2023	232,812(6)	157,444(7)	357,668	554,908	-	-	1,302,831
David Klein, Former CEO(8)	2025	801,923	-	1,000,013	2,341,763	768,082	96,587	5,008,368
	2024	975,000	-	974,997	3,631,643	1,921,169	102,282	7,605,091
	2023	975,000	687,711(5)	1,645,450	3,056,810	-	94,550	6,459,521

Notes:

(1)
Fiscal 2023 STI payments were included in the bonus section given discretion was applied to adjust certain performance metrics in the STIP. Fiscal 2024 & 2025 STI payments are included in the non-equity incentive plan compensation section. The amounts for Fiscal 2025 are expected to be paid by July 11, 2025.
(2)
The amounts in this column represent the aggregate grant date fair value of the relevant award(s) presented, as determined in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation”. See Note 22 to the consolidated financial statements included in this Form 10-K, regarding assumptions underlying valuation of equity awards.
(3)
Represents the following for the respective NEOs: For Mr. Mongeau, it includes C$125,543 (US$87,265) in director fees and US$81,744 in director equity awards for his service on the Board prior to his appointment as CEO (see “Director Compensation”), as well as a C$4,327 (US$3,008) annual car allowance and annual cell phone allowance C$185 (US$128) following his appointment as CEO. For Ms. Hong, it includes a US$8,658 401(k) employer match and a US$960 annual cell phone allowance. For Dr. Gedeon, it includes a C$997 (US$693) annual cell phone allowance. For Mr. Klein, it includes a C$125,000 (US$86,888) annual perquisite allowance, a US$8,658 401(k) employer match, and a US$1,041 annual cell phone allowance.
(4)
Mr. Mongeau was appointed CEO effective January 6, 2025, and, other than his compensation for serving as a non-employee director prior to becoming CEO as noted in footnote (3), his compensation relates to the portion of Fiscal 2025 during which he was employed as CEO.
(5)
For Fiscal 2023, these columns reflect an additional discretionary amount of bonus payout for Mr. Klein and Ms. Hong of US$4,498 and US$1,093, respectively. This information is provided to clarify the extent to which such payments were discretionary, rather than based on the calculation of Adjusted EBITDA.
(6)
Dr. Gedeon was appointed as Chief Legal Officer on August 1, 2022, and her compensation relates to the portion of Fiscal 2023 during which she was employed with the Company.
(7)
Consists of C$65,000 (US$49,166) plus C$6,500 (US$4,917) associated vacation pay for a one-time signing bonus, plus pro-rated discretionary STI payout C$136,649 (US$103,361).
(8)
Mr. Klein was the CEO until January 6, 2025, at which time he transitioned into the title of Special Advisor to the Board effective January 6, 2025.

Grants of Plan-Based Awards in Fiscal 2025

The following table sets forth the grants of plan-based awards made in Fiscal 2025. Non-equity incentive plan awards listed below were made pursuant to the terms of the respective NEO’s employment agreement. All equity incentive plan awards were made pursuant to the terms of the respective NEO’s employment agreement and the Omnibus Incentive Plan.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All other stock awards: Number of shares of stock or units(#)	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards(2)
		Threshold ($)	Target ($)	Max ($)	Threshold (#)	Target (#)	Max (#)
Luc Mongeau	6-Jan-25(3)	$0	$157,826	$315,652	-	-	-	-	-	-	-
	10-Jun-24	-	-	-	-	-	-	14,360(4)	-	-	$108,992
	11-Feb-25	-	-	-	-	-	-	-	172,812	$2.43	$324,494
	11-Feb-25	-	-	-	-	-	-	-	52,188	$2.43	$97,995
	11-Feb-25	-	-	-	-	-	-	50,000	-	-	$121,500
Judy Hong	1-Apr-24	$0	$311,250	$622,500	-	-	-	-	-	-	-
	10-Jun-24	-	-	-	-	-	-	-	99,776	$7.59	$584,124
	10-Jun-24	-	-	-	-	-	-	82,016	-	-	$622,501
Christelle Gedeon	1-Apr-24	$0	$278,909	$557,818	-	-	-	-	-	-	-
	10-Jun-24	-	-	-	-	-	-	-	43,163	$7.59	$250,413
	10-Jun-24	-	-	-	-	-	-	-	19,144	$7.59	$114,354
	10-Jun-24	-	-	-	-	-	-	51,217	-	-	$388,737
David Klein	1-Apr-24	$0	$989,897	$1,979,795	-	-	-	-	-	-	-
	10-Jun-24	-	-	-	-	-	-	-	360,636	$7.59	$2,111,292
	10-Jun-24	-	-	-	-	-	-	-	40,071	$7.59	$230,471
	10-Jun-24	-	-	-	-	-	-	98,815	-	-	$750,006
	10-Jun-24	-	-	-	-	-	-	32,939	-	-	$250,007

Notes:

(1)
The amounts shown in these columns reflect the short-term cash incentive bonuses that potentially could have been earned during Fiscal 2025 based upon the achievement of Company performance goals under our STIP. The actual award paid to each NEO under the STIP for Fiscal 2025 is set forth above in the Summary Compensation Table in the “Non-Equity Incentive Plan Compensation” column. More information regarding short-term cash incentive bonuses under our STIP can be found in the CD&A under the heading “Short-Term Incentives”.
(2)
The amounts in this column represent the aggregate grant date fair value of the relevant award(s) presented, as determined in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation.” See Note 22 of the consolidated financial statements included in this Form 10-K, regarding assumptions underlying valuation of equity awards.
(3)
Represents Mr. Mongeau’s prorated short-term cash incentive bonus based on his appointment as CEO effective January 6, 2025.
(4)
Represents Mr. Mongeau’s equity award that was granted during his service as a member of the Board. This award was granted in connection with his role as a non-employee director and prior to his appointment as CEO effective January 6, 2025.

Employment Agreements

Luc Mongeau

In connection with Mr. Mongeau’s appointment as CEO of the Company, on November 26, 2024, the Company and Mr. Mongeau entered into an employment agreement (the “Mongeau Agreement”).

Pursuant to the Mongeau Agreement, as CEO, Mr. Mongeau reports to the Board and is entitled to a base salary of C$975,000. Mr. Mongeau is also entitled to a monthly car allowance in the amount of C$1,875.

Mr. Mongeau is eligible for a short-term annual incentive performance bonus of 100% of his base salary (the “Mongeau Target Amount”), with a payout range of up to two times the Mongeau Target Amount based upon the achievement of certain mutually developed financial, operational, strategic and individual performance objectives approved by the CGCN Committee.

Mr. Mongeau is entitled to participate in the Omnibus Incentive Plan. Pursuant to the Mongeau Agreement, Mr. Mongeau received a new hire one-time equity grant of 50,000 RSUs and 225,000 Options, which have a strike price of US$2.43, which is equal to the Fair Market Value share (as defined in the Omnibus Incentive Plan). These awards will vest in equal tranches, reflective of one-third (33 1/3%) annually, on the three annual anniversaries of the grant date.

At the discretion of the CGCN Committee, Mr. Mongeau is eligible to receive, at least once every fiscal year, a long-term award grant equal to 300% of his base salary, which may be comprised of Options, RSUs, PSUs and/or any other form of award authorized by the Omnibus Incentive Plan. The CGCN Committee, in its sole discretion, may determine the ratio of the various forms of awards that Mr. Mongeau is entitled to receive pursuant to the Omnibus Incentive Plan.

If the Company terminates Mr. Mongeau’s employment without Cause (as defined in the Mongeau Agreement) or if Mr. Mongeau resigns for Good Reason (as defined in the Mongeau Agreement), then, provided that Mr. Mongeau signs and returns to the Company a full and final employment separation, release and waiver of liability, the Company will provide (a) a lump sum payment equal to 18 months’ Mr. Mongeau’s base salary; (b) a lump sum payment equal to 150% of the average actual annual amounts paid to Mr. Mongeau as a short-term annual incentive performance bonus during the prior two years, and the continuation of any statutorily prescribed benefits for the minimum amount of time prescribed by the provisions of the Employment Standards Act, 2000 (Ontario) (the “ESA”). The Company may terminate Mr. Mongeau’s employment with Cause, without further liability.

The Mongeau Agreement contains certain non-competition and non-solicitation provisions in favor of the Company for a period of 18 months following the termination of the Mongeau Agreement.

Judy Hong

In connection with Ms. Hong’s appointment as CFO of the Company, on April 1, 2022, the Company and Ms. Hong entered into an employment agreement dated March 24, 2022 (the “Hong Agreement”).

Pursuant to the Hong Agreement, as CFO, Ms. Hong reports to the CEO of the Company. She was initially entitled to a base salary of US$395,000 (or approximately C$495,200) per year.

Ms. Hong is eligible for a short-term annual incentive performance bonus of 75% of her base salary (the “Hong Target Amount”), with a payout range of up to two times the Hong Target Amount based upon the achievement of certain mutually developed financial, operational, strategic and individual performance objectives approved by the CGCN Committee.

Ms. Hong is also entitled to participate in the Omnibus Incentive Plan. Pursuant to the Hong Agreement, Ms. Hong is eligible to receive, at least once every fiscal year, a long-term award grant equal to 300% of her base salary (using the fair market value of the Shares on the date of grant), which may be comprised of Options, RSUs, PSUs and/or any other form of award authorized by the Omnibus Incentive Plan. The CGCN Committee, in its sole discretion, may determine the ratio of the various forms of awards that Ms. Hong is entitled to receive pursuant to the Omnibus Incentive Plan.

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

The Hong Agreement was modified in June 2023 to increase Ms. Hong’s annual salary to US$415,000.

Christelle Gedeon

In connection with Dr. Gedeon’s appointment as CLO of the Company, on August 1, 2022, the Company and Dr. Gedeon entered into an employment agreement (the “Gedeon Agreement”).

Pursuant to the Gedeon Agreement, as CLO, Dr. Gedeon reports to the CEO of the Company. She was initially entitled to a base salary of C$485,000 (or approximately US$366,854), and was paid C$65,000 (or approximately US$49,166) as a signing bonus.

Dr. Gedeon is eligible for a short-term annual incentive performance bonus of 75% of her base salary (the “Gedeon Target Amount”), with a payout range of up to two times the Gedeon Target Amount based upon the achievement of certain mutually developed financial, operational, strategic and individual performance objectives approved by the CGCN Committee.

Dr. Gedeon is also entitled to participate in the Omnibus Incentive Plan. Pursuant to the Gedeon Agreement, Dr. Gedeon is eligible to receive, at least once every fiscal year, a long-term award grant equal to 200% of her base salary (using the fair market value of the Shares on the date of grant), which may be comprised of Options, RSUs, PSUs and/or any other form of award authorized by the Omnibus Incentive Plan. The CGCN Committee, in its sole discretion, may determine the ratio of the various forms of awards that Dr. Gedeon is entitled to receive pursuant to the Omnibus Incentive Plan.

If the Company terminates Dr. Gedeon’s employment without cause, then, provided that Dr. Gedeon signs and returns to the Company a full and final employment separation, release and waiver of liability, the Company will provide (a) a lump sum payment equal to 18 months’ Dr. Gedeon’s base salary; (b) a lump sum payment equal to 150% of the average actual annual amounts paid to Dr. Gedeon as a short-term annual incentive performance bonus during the prior two years, (c) any outstanding PSUs will vest at actual performance levels for all years already certified by the Board or any responsible committee thereof; and (d) the continuation of any statutorily prescribed benefits for the minimum amount of time prescribed by the provisions of the ESA. The Company may also terminate Dr. Gedeon’s employment with cause, without further liability to Dr. Gedeon.

The Gedeon Agreement contains certain non-competition and non-solicitation provisions in favor of the Company for a period of 18 months following the termination of the Gedeon Agreement.

The Gedeon Agreement was modified effective June 1, 2023, to reflect a salary of C$509,250 (or approximately US$385,196) per year. Additionally, the Gedeon Agreement was further modified, effective August 21, 2023, due to an increase in scope and responsibility, to reflect a salary of C$535,000 (or approximately US$395,151) per year.

David Klein

Mr. Klein served as CEO of the Company pursuant to an employment agreement between Mr. Klein and the Company dated December 8, 2019, as amended on June 8, 2021, June 14, 2022, and June 8, 2024 (the “Klein Agreement”). As CEO, Mr. Klein reported to the Board and, effective June 8, 2024, was entitled to a base salary of US$750,000 (or approximately C$1,015,435) per year, subject to review by the CGCN Committee on an annual basis, and an annual perquisite allowance of C$125,000 (or approximately US$99,700).

Mr. Klein was eligible for a short-term annual incentive performance bonus of 125% of base salary (the “Klein Target Amount”), with a payout range of up to two times the Klein Target Amount based upon the achievement of certain mutually developed financial, operational, strategic and individual performance objectives approved by the CGCN Committee.

Mr. Klein was also entitled to participate in the Omnibus Incentive Plan. Pursuant to the Klein Agreement, Mr. Klein was eligible to receive an annual long-term award grant equal to 400% of his base salary (using the fair market value of the Shares on the date of grant), which may be comprised of Options, RSUs, PSUs and/or any other form of equity authorized by the Omnibus Incentive Plan. The CGCN Committee, in its sole discretion, could determine the ratio of the various forms of equity that Mr. Klein was entitled to receive pursuant to the Omnibus Incentive Plan. In Fiscal 2025, Mr. Klein received a one-time equity grant valued at US$500,000 divided equally between Options and RSUs, with both the Options and the RSUs each vesting one year from the grant date.

Pursuant to the Klein Agreement, Mr. Klein received a grant of Options on December 6, 2019, equal to C$20,000,000 (or approximately US$15,952,000 using the fair market value of the Options on the date of grant, based on the closing price of the Shares on December 6, 2019) (the “Klein Inducement Grant”). The Company granted Mr. Klein Options to purchase 161,812 Shares at an exercise price of C$247.20 (US$186.50) per Share pursuant to the Klein Inducement Grant.

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

The Company may terminate the Klein Agreement at any time for reasons other than cause or willful misconduct by providing (a) a lump sum payment equal to $1,950,000; (b) 2.5 times the average actual amounts paid as a short-term annual incentive performance bonus during the prior two years; (c) any statutory severance pay that may be required pursuant to the ESA; (d) the continuation of benefits for a period of two years from the date of termination (it being understood that a payment will be made equal to the premium cost for any such benefits that cannot be continued); (e) the vesting of any outstanding PSUs, at actual performance levels, for all years already certified by the Board or any responsible committee thereof; and (f) any other statutorily prescribed benefit. As a condition to receiving any payments which exceed the statutory entitlements upon termination without cause, Mr. Klein will be required to execute a release in favor of the Company.

The Klein Agreement contains certain non-competition and non-solicitation provisions in favor of the Company for a period of 12 months following the termination of the Klein Agreement effective August 31, 2025.

As discussed above, effective January 6, 2025, Mr. Klein transitioned into the title of Special Advisor to the Board. Under this arrangement, Mr. Klein continued to receive his base salary, perquisite allowance, and was eligible to receive a Fiscal 2025 short-term incentive bonus through March 31, 2025. From April 1 through August 31, 2025, Mr. Klein will receive a monthly stipend of US$5,000. During this time, his outstanding equity awards will continue to vest in accordance with their original terms; however, he will not receive any new equity grants. Mr. Klein’s employment with the Company will terminate on August 31, 2025.

Outstanding Equity Awards at March 31, 2025

The following table presents information concerning outstanding Options, RSUs, and PSU awards to each of the NEOs as of March 31, 2025, the Company’s fiscal year end.

Name	Grant Date (1)	Option Awards					Stock Awards
		Number of securities underlying unexercised options - (#) exercisable	Number of securities underlying unexercised options - (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(2)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)(2)
		(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Luc Mongeau	11-Feb-25	-	172,812	-	US$2.43	11-Feb-31	-	-	-	-
	11-Feb-25	-	52,188	-	US$2.43	11-Feb-31	-	-	-	-
	11-Feb-25	-	-	-	-	-	50,000	US$45,500	-	-
Judy Hong	24-Dec-19	3,486	-	-	C$262.70	24-Dec-25	-	-	-	-
	27-Mar-20	564	-	-	C$213.40	27-Mar-26	-	-	-	-
	9-Jun-21	408	-	-	C$308.70	9-Jun-27	-	-	-	-
	3-Dec-21	5,311	-	-	C135.80	3-Dec-27	-	-	-	-
	14-Jun-22	20,214	10,106	-	C$48.40	14-Jun-28	-	-	-	-
	14-Jun-22	-	-	-	-	-	-	-	13,386	C$17,803
	22-Nov-22	24,950	12,474	-	C$53.90	22-Nov-28	-	-	-	-
	28-Jun-23	88,301	176,602	-	C$6.20	28-Jun-29	-	-	-	-
	22-Aug-23	-	-	-	-	-	100,375	C$133,499	-	-
	10-Jun-24	-	99,776	-	US$7.59	10-Jun-30	-	-	-	-
	10-Jun-24	-	-	-	-	-	82,016	US$74,635	-	-
Christelle Gedeon	10-Aug-22	10,811	5,405	-	C$37.00	10-Aug-28	-	-	-	-
	10-Aug-22	6,667	3,333	-	C$37.00	10-Aug-28	-	-	-	-
	17-Aug-22	-	-	-	-	-	-	-	9,574	C$12,733
	22-Nov-22	3,327	1,663	-	C$53.90	22-Nov-28	-	-	-	-
	28-Jun-23	-	32,258	-	C$6.20	28-Jun-29	-	-	-	-
	28-Jun-23	54,758	77,258	-	C$6.20	28-Jun-29	-	-	-	-
	22-Aug-23	-	-	-	-	-	60,624	C$80,630	-	-
	10-Jun-24	-	19,144	-	US$7.59	10-Jun-30	-	-	-	-
	10-Jun-24	-	43,163	-	US$7.59	10-Jun-30	-	-	-	-
	10-Jun-24	-	-	-	-	-	51,217	US$46,607	-	-
David Klein	6-Dec-19(3)	53,938	-	107,874	C$247.20	6-Dec-25	-	-	-	-
	27-Mar-20	18,348	-	-	C$213.40	27-Mar-26	-	-	-	-
	9-Jun-21	13,948	-	-	C$308.70	9-Jun-27	-	-	-	-
	14-Jun-22	66,525	33,262	-	C$48.40	14-Jun-28	-	-	-	-
	14-Jun-22	-	-	-	-	-	-	-	44,054	C$58,592
	22-Nov-22	24,950	12,474	-	C$53.90	22-Nov-28	-	-	-	-
	28-Jun-23	414,910	829,819	-	C$6.20	28-Jun-29	-	-	-	-
	22-Aug-23	-	-	-	-	-	157,214	C$209,095	-	-
	10-Jun-24	-	360,636	-	US$7.59	10-Jun-30	-	-	-	-
	10-Jun-24	-	40,071	-	US$7.59	10-Jun-30	-	-	-	-
	10-Jun-24	-	-	-	-	-	98,815	US$89,922	-	-
	10-Jun-24	-	-	-	-	-	32,939	US$29,974	-	-

Notes:

(1)
Unless otherwise indicated, with respect to all outstanding equity awards held by the NEOs as of March 31, 2025, Options vest in equal one-third installments on each of the first three anniversaries of the grant date, subject to the continued employment of the respective NEO. PSUs follow a three-year cliff vesting schedule, with 100% of the earned award vesting and being released on the third anniversary of the grant date, subject to the achievement of applicable performance conditions and continued employment. RSUs granted in Fiscal 2025, unless otherwise specified, vest in equal one-third installments on June 15 of each of the first three years following the grant date, in alignment with the Company’s standardized vesting approach.
(2)
The market value of the unvested stock awards is calculated by multiplying the number of unvested Shares held by the applicable NEO by the closing price of the Shares on March 31, 2025 (the last trading day of Fiscal 2025) on the Nasdaq Global Select Market, which was US$0.91 or on the TSX, which was C$1.33. Awards granted prior to Fiscal 2025 were issued in C$; therefore, these values can be converted into US$ utilizing the Fiscal 2025 average exchange rate of C$1.00 to US$0.6951, as set forth above under “Executive Compensation—Currency Conversion” in this Item 11.
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

Option Exercises and Stock Vested in Fiscal 2025

The following table presents information concerning Option exercises and Shares acquired upon vesting of RSU awards by each of our NEOs in Fiscal 2025:

	Option awards		Stock awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($) (1)	Number of shares acquired on vesting (#)	Value realized on vesting ($) (2)
Luc Mongeau(3)	-	-	10,770	50,377
Judy Hong	-	-	50,290	292,154
Christelle Gedeon	-	-	30,313	176,032
David Klein	-	-	82,092	480,565

Notes:

(1)
These amounts reflect the aggregate of the differences between the exercise price of the Option and the market price of a Share at the time of exercise for each Option exercised by an NEO in Fiscal 2025.
(2)
These amounts reflect the market price on the vesting date.
(3)
The vested RSUs for Mr. Mongeau represent awards granted for his service as a member of the Board prior to his appointment as CEO in January 2025.

Potential Payments Upon Termination or Change-in-Control

A narrative description of the individual payments the Company is currently required to make upon termination or a change in control of the Company is described above under “Employment Agreements”.

Potential Payments Upon Termination Without Cause

As outlined in the section titled “D. Klein (Former CEO) Compensation Updates”, Mr. Klein announced his intention to retire at the end of Fiscal 2025 and remained in his role as Chief Executive Officer until January 6, 2025, when Mr. Mongeau commenced service as CEO. Upon this leadership transition, Mr. Klein assumed the role of Special Advisor to the Board.

Mr. Klein continued to receive his full compensation entitlements through March 31, 2025. For the period of April 1, 2025, through August 31, 2025, Mr. Klein will receive a monthly stipend of US$5,000 in connection with his advisory responsibilities. As the transition was not considered a termination for cause or without cause, no severance or accelerated vesting provisions were triggered. Mr. Klein is not entitled to any payments upon his termination, other than amounts due to him in his role as Special Advisor to the Board.

The following table sets forth the estimated payments and benefits to each of the active NEOs in the event of a termination without cause, assuming such termination occurred on March 31, 2025, and there was no change-in-control, based on the terms of their respective employment agreements in effect as of that date:

Termination Without Cause
Individual	Cash Payment ($)	Accelerated Awards ($) (4)	Benefits ($) (5)	Total ($)
Luc Mongeau | CEO	$1,081,749(1)	-	$17,762	$1,099,511
Judy Hong | CFO	$1,262,889(2)	$3,904	$41,762	$1,308,555
Christelle Gedeon | CLO	$1,049,352(3)	$2,793	$4,375	$1,056,520

Notes:

(1)
Upon termination without cause effective March 31, 2025, Mr. Mongeau would have been entitled to a payment in the amount of $1,081,749, representing 18 months base salary plus one and a half times the average actual amounts paid as short-term annual incentive performance bonus to Mr. Mongeau during the prior two years, as well as five weeks of statutorily prescribed vacation time. As Mr. Mongeau was appointed CEO in January 2025 and had not received STI payments in the prior two years, the STI component of this severance estimate is $0 in accordance with the terms of his employment agreement.

(2)
Upon termination without cause effective March 31, 2025, Ms. Hong would have been entitled to a payment in the amount of $1,262,889 representing 18 months base salary plus one and a half times the average actual amounts paid as short-term annual incentive performance bonuses to Ms. Hong during the prior two years, as well as a $150,000 retention award.
(3)
Upon termination without cause effective March 31, 2025, Dr. Gedeon would have been entitled to a payment in the amount of $1,049,352, representing 18 months base salary plus one and a half times the average actual amounts paid as short-term annual incentive performance bonuses to Dr. Gedeon during the prior two years, as well as two weeks of statutorily prescribed vacation time, as well as a $150,000 retention award.
(4)
Upon termination without cause effective March 31, 2025, any unvested PSUs at actual performance levels, for all years already certified by the Board or any responsible committee thereof, held by Ms. Hong and Dr. Gedeon immediately vest. The value was calculated based on the closing price of the Shares on March 28, 2025 (the last trading day of Fiscal 2025) on the Nasdaq Global Select Market, which was US$0.91.
(5)
As of March 31, 2025, Mr. Mongeau, Ms. Hong, and Dr. Gedeon are participants in Canopy Growth’s benefits plan. Upon termination without cause effective March 31, 2025, Mr. Mongeau and Dr. Gedeon would receive the statutorily prescribed benefits as set forth in the ESA. Upon termination without cause effective March 31, 2025, if Ms. Hong were to elect continuation coverage under the Company’s medical plan pursuant to the COBRA, a reimbursement to Ms. Hong for a portion of COBRA premium payments would be required.

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

The table below shows the payments that would be made to the active NEOs upon each of their terminations within 18 months of a Change in Control. As noted above, Mr. Klein is not entitled to any payments upon his termination, other than amounts due to him in his role as Special Advisor to the Board. With the exception of the “Accelerated Awards ($)” and “Total ($)” columns, all amounts in the table below are the same as in the “Potential Payments Upon Termination” table above and all footnotes to the “Cash Payment ($)” and “Benefits ($)” columns of the “Potential Payments Upon Termination” table above apply equally to the corresponding columns in the table below.

Termination within 18 Months Following Change In Control
Individual	Cash Payment ($)	Accelerated Awards ($)(1)	Benefits ($)	Total ($)
Luc Mongeau | CEO	$1,081,749	$45,500	$17,762	$1,145,011
Judy Hong | CFO	$1,262,889	$178,153	$41,762	$1,482,804
Christelle Gedeon | CLO	$1,049,352	$110,488	$4,375	$1,164,215

Notes:

(1)
Reflect unvested RSU, PSU, and Option awards, which will be deemed to have vested. PSUs reflect previous years actual certified achievement factors, while uncertified awards reflect on-target amounts. The value was calculated based on the closing price of the Shares on March 28, 2025 (the last trading day of Fiscal 2025) on the Nasdaq Global Select Market, which was US$0.91.

CEO Pay Ratio and Background

Set forth below is the annual total compensation of our median employee, the annualized total compensation of our CEO, Mr. Mongeau, and the ratio of those two values. Given that Mr. Mongeau served as CEO for only a portion of Fiscal 2025, we have annualized his compensation to reflect what it would have been had he served in the role for the full fiscal year to provide a more accurate and comparable disclosure of the CEO pay ratio:

•
The Fiscal 2025 annual total compensation of the median employee of Canopy Growth (other than our CEO, Mr. Mongeau) was US$44,098 (or approximately C$63,441).
•
The Fiscal 2025 annualized total compensation of our CEO, Mr. Mongeau, was US$3,253,110 (or approximately C$4,680,060).
•
For Fiscal 2025, the ratio of the annualized total compensation of our CEO to the median annual total compensation of all our other employees was 73 to 1.

To determine the median employee, we used our global employee population as of March 31, 2025. Total compensation for this purpose was calculated using each employee’s annualized base salary, projected STI bonus, and the target value of LTI awards to be granted during the year, where applicable.

Amounts that were originally paid or recorded in Canadian dollars were converted to U.S. dollars using the Bloomberg average exchange rate of C$1.00 to US$0.6951 for the 12-month period ended March 31, 2025.

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

DIRECTOR COMPENSATION

Director Compensation

The Company’s director compensation program is designed to attract and retain qualified individuals to serve on the Board. The CGCN Committee assesses the director compensation program annually and approves any changes it deems appropriate based on market benchmarking, governance best practices, and the Company’s strategic needs. For Fiscal 2025, non-employee directors received the following amounts in connection with their services to the Company in their capacity as directors:

Fiscal 2025 Fees and Equity Awards(1)	Annual Amount (US$)(2)
Chair	$156,398 (C$225,000)
Board Member	$104,265 (C$150,000)
Annual Equity Grant - Chair - RSUs	$156,398 (C$225,000)
Annual Equity Grant - Non-Chair Board Member - RSUs	$104,265 (C$150,000)
Committee Chair	$20,853 (C$30,000)
Committee Member	$10,427 (C$15,000)

Notes:

(1)
The RSUs generally vest in four equal quarterly installments, beginning on the last trading day of the first quarter after such RSUs are granted.
(2)
Fiscal 2025 Board payments were converted to US$ using the average exchange rate of C$1.00 = US$0.6951, as set forth above under “Executive Compensation—Currency Conversion” in this Item 11. These payments are expected to be made by July 11, 2025.

Director Compensation in Fiscal 2025

Name	Fees Earned or Paid in Cash($) (1)	Stock Awards ($) (2)(3)	Total ($)
David Lazzarato	$175,049	$163,489	$338,538
Theresa Yanofsky	$135,545	$108,992	$244,537
Willy Kruh	$128,043	$108,992	$237,035
Luc Mongeau (former non-executive director)(4)	$87,265	$81,744	$169,009
Judy A. Schmeling (former director)(5)	$15,419	Nil	$15,419
Garth Hankinson (former director)(5)	Nil	Nil	Nil
James A. Sabia (former director)(5)	Nil	Nil	Nil

Notes:

(1)
This column reflects the following amounts earned or paid during Fiscal 2025: (i) a cash retainer for Board service and (ii) cash retainers for serving as a committee member, a committee Chair or Chair of the Board.
(2)
The amounts in this column represent the aggregate grant date fair value of the relevant award(s) presented, as determined in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation.” See Note 22 of the consolidated financial statements included in this Form 10-K, regarding assumptions underlying valuation of equity awards.
(3)
Consists of RSUs granted at an exchange rate of C$1.00 = US$0.7266 and all vested as of March 31, 2025.
(4)
Reflects compensation granted to Mr. Mongeau for his service on the Board prior to his appointment as CEO in January 2025. Additional compensation earned as CEO within Fiscal 2025 is defined within the “Summary Compensation Table”.
(5)
Ms. Schmeling, Mr. Hankinson and Mr. Sabia resigned from the Board effective April 18, 2024. Ms. Schmeling received compensation reflecting her service through April 2024. Mr. Sabia voluntarily waived his right to receive non-employee director compensation from Fiscal 2021 onwards, and Mr. Hankinson voluntarily waived his right to receive non-employee director compensation from Fiscal 2022 onwards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, based on data provided to us or filed with the SEC, with respect to beneficial ownership of our Shares as of May 1, 2025 for:

•
all persons known by us to own beneficially more than 5% of our outstanding Shares;
•
each of our NEOs named in the Summary Compensation Table included in Item 11 (“Executive Compensation”) of this Form 10-K;
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

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
Greater than 5% Shareholders
CBI Group	26,261,474	(3)	12.4%
Directors and Named Executive Officers
David Lazzarato	22,886	(4)	*
Theresa Yanofsky	20,199	(5)	*
Willy Kruh	9,272	(6)	*
Luc Mongeau	7,687	(7)	*
Judy Hong	313,935	(8)	*
Christelle Gedeon	189,798	(9)	*
Current Directors and Executive Officers as a Group (6 persons)	563,777		*

Notes:

* Less than 1%.

(1)
Except as otherwise indicated, the address for each shareholder listed is c/o Canopy Growth Corporation, 1 Hershey Drive, Smiths Falls, Ontario, K7A 0A8.
(2)
The percentages above are based on 185,192,210 Common Shares outstanding as of May 1, 2025. In accordance with the rules of the SEC, Common Shares that may be issued upon the exercise, vesting or exchange of derivative securities (such as a Options, RSUs or Exchangeable Shares) within 60 days of May 1, 2025 are deemed to be beneficially owned by the person holding such Options, RSUs or Exchangeable Shares and are treated as outstanding for the purpose of computing the percentage beneficial ownership of such person, but are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person.
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
(4)
Consists of 22,886 Common Shares held directly by Mr. Lazzarato.
(5)
Consists of 20,199 Common Shares held directly by Ms. Yanofsky.
(6)
Consists of 9,272 Common Shares held directly by Mr. Kruh.
(7)
Consists of 7,687 Common Shares held directly by Mr. Mongeau.
(8)
Consists of 356 Common Shares held directly by Ms. Hong, 274,900 Options that could be exercised within 60 days of May 1, 2025, and 27,339 RSUs and 11,340 PSUs that will vest within 60 days of May 1, 2025.
(9)
Consists of 13,525 Common Shares held directly by Dr. Gedeon, 151,090 Options that could be exercised within 60 days of May 1, 2025, and 17,072 RSUs and 8,111 PSUs that will vest within 60 days of May 1, 2025.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth the details regarding the number of Shares to be issued upon exercise of outstanding Options, RSUs and PSUs and the weighted average exercise price of the outstanding Options in connection with the Omnibus Incentive Plan as of March 31, 2025:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans(1)
Equity compensation plans approved by security holders(2)	5,008,600 (3)	$22.81	13,377,930
Equity compensation plans not approved by security holders	-	-	-
Total	5,008,600	$22.81	13,377,930

Notes:

(1)
Based on the maximum number of Shares available for issuance under the Omnibus Incentive Plan, being 18,386,529 Shares, or 10% of the 183,865,295 outstanding Shares as of March 31, 2025.
(2)
The maximum number of Shares issuable from treasury pursuant to awards under the Omnibus Incentive Plan cannot exceed 10% of the total outstanding Shares from time to time.
(3)
Represents the number of Shares reserved for issuance upon the exercise or vesting, as applicable, of the denoted outstanding Options, RSUs and PSUs issued pursuant to the Omnibus Incentive Plan.

Securities Outstanding under Equity Compensation Plans

The following table sets forth the details regarding the number of Shares reserved for issuance under awards currently outstanding pursuant to the Omnibus Incentive Plan and ESPP as of March 31, 2025:

Compensation Security	Number of Shares Reserved for Issuance and Percentage of Outstanding Shares
as of March 31, 2025(1)
Options	3,648,915 (2.0%)
RSUs	1,286,224 (0.7%)
PSUs	73,461 (0.0%)
Total	5,008,600 (2.7%)

Notes:

(1)
Percentages based on 183,865,295 issued and outstanding Shares as of March 31, 2025.

To date, no deferred stock units, restricted stock or stock appreciation rights have been issued pursuant to the Omnibus Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We or one of our subsidiaries may occasionally enter into transactions with certain “related persons” as defined in Item 404 of Regulation S-K. Related persons include our executive officers, directors, director nominees, persons beneficially owning 5% or more of the Shares, immediate family members of these persons and entities in which one of these persons has a direct or indirect material interest. We generally refer to transactions with these related persons as “related person transactions”.

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

On April 18, 2019, CBG, Greenstar and Canopy Growth entered into the second amended and restated investor rights agreement (the “Amended Investor Rights Agreement), which amended the first amended and restated investor rights agreement dated November 1, 2018 between CBG, Greenstar and Canopy Growth. In addition, on April 18, 2019, CBG and Canopy Growth entered into a consent agreement (the “Consent Agreement”). In connection with these agreements, on June 27, 2019 Canopy Growth also amended the terms of the Original Tranche A Warrants and the Original Tranche B Warrants as follows: (a) extended the term of the Original Tranche A Warrants to November 1, 2023 (the “Tranche A Warrants”) and, (b) replaced the Original Tranche B Warrants with two tranches of warrants (the “Tranche B Warrants” and the “Tranche C Warrants”) each of which were to vest and become exercisable once all Original Tranche A Warrants had been exercised and were exercisable until November 1, 2026, with different terms: the Tranche B Warrants were exercisable to acquire 3,845,444 million Shares at a price of C$766.80 (or approximately US$585.50) per Share and the Tranche C Warrants were exercisable to acquire 1,281,815 Shares at a price equal to the 5-day volume-weighted average price of the Shares immediately prior to exercise.

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

On October 24, 2022, CBG, Greenstar and the Company entered into the consent agreement (the “Third Consent Agreement”), pursuant to which CBG was expected to surrender for cancellation the warrants held by CBG to purchase 13,974,545 Shares.

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

On October 24, 2022, the Company entered into an arrangement agreement with Canopy USA and Acreage, as amended (the “Floating Share Arrangement Agreement”), pursuant to which, subject to the satisfaction of the closing conditions set forth in the Floating Share Arrangement Agreement, including the conditions set forth in the Acreage Arrangement Agreement, Canopy USA would acquire all of the issued and outstanding Class D subordinate voting shares of Acreage (the “Floating Shares”) by way of a court-approved plan of arrangement (the “Floating Share Arrangement”). The Floating Share Arrangement received the requisite approval from the holders of Floating Shares at the special meeting of Acreage shareholders held on March 15, 2023 and on March 20, 2023 Acreage obtained a final order from the Supreme Court of British Columbia approving the Floating Share Arrangement. On December 9, 2024, in connection with: (i) Acreage Arrangement Agreement; and (ii) the Floating Share Arrangement Agreement , Canopy USA acquired all of the issued and outstanding shares of Acreage.

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

Concurrently with the Note Exchange, Greenstar and CBG Holdings LLC (“CBG” and, together with Greenstar, the “CBG Group”), a wholly owned subsidiary of CBI, exchanged all 17,149,925 Common Shares they collectively held for 17,149,925

Exchangeable Shares (the “CBI Exchange”) for no consideration pursuant to the terms of the Company’s Articles of Incorporation, as amended in accordance with the Exchangeable Shares Resolution. As a result of the CBI Exchange and the Note Exchange, the CBG Group no longer holds any Common Shares and, as of May 28, 2025, the CBG held an aggregate of 26,261,474 Exchangeable Shares. Assuming the conversion of CBG Group’s Exchangeable Shares into Canopy Shares, CBG Group would own 12.4% of the outstanding Canopy Shares as of May 28, 2025.

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

In connection with the termination of the Investor Rights Agreement and subsequent to the Note Exchange, on April 18, 2024, Garth Hankinson, Judy Schmeling and James Sabia each provided notice to the Company of his or her decision to resign from the Board effective immediately (the “CBI Resignations”). Each of Mr. Hankinson, Ms. Schmeling and Mr. Sabia had been a nominee of the CBG Group under the Amended Investor Rights Agreement.

Policy Regarding Related Person Transactions

The Board and the Audit Committee updated a written policy on May 28, 2025, which updated the prior policy adopted on June 20, 2023, providing that all related person transactions or series of similar transactions required to be disclosed pursuant to SEC Regulation S-K Item 404(a) must be presented to the Board for pre-approval or ratification. The policy requires each of our (i) directors or director nominees, (ii) executive officers, and (iii) security holders known by the Company to own of record or to beneficially own more than 5% of any class of our voting securities to notify the Chief Legal Officer promptly and, whenever possible, in advance of the occurrence of any potential related person transaction in which such person is directly or indirectly involved.

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

Director Independence

The Board is currently comprised of four directors: Luc Mongeau, Willy Kruh, David Lazzarato and Theresa Yanofsky. Please see the biographies of individual directors in Item 10 of this Form 10-K. The Board has determined that three of the four directors (or 75% of the directors), namely Messrs. Kruh, Lazzarato and Ms. Yanofsky, have no relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and each is an “independent director” under Rule 5605(a)(2) of the Nasdaq Rules and meet the definition of “independence” under NI 52-110. Mr. Mongeau is not considered independent because of his role as the CEO of the Company.

During Fiscal 2025, following the conclusion of formal business of each quarterly Board meeting, the non-independent director was asked to leave the meeting and the independent directors held an “in camera” meeting to facilitate open and candid discussion. In addition, any item which could involve a potential conflict of interest among one or more directors is voted on by those directors that are not related to the conflict in question. It is anticipated that “in camera” meetings of the independent directors will continue to be held in this manner during the current fiscal year.

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed and expected to be billed to the Company for the fiscal years ended March 31, 2025 and 2024 for professional services rendered by PKF O'Connor Davies, LLP ("PKFOD").

	2025 (US$)	2024 (US$)
Audit Fees(1)	$2,625,000	$2,886,620
Audit-Related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees(4)	-	-
Total	$2,625,000	$2,886,620

Notes:

(1)
“Audit Fees” refers to the aggregate fees billed and expected to be billed by PKFOD for audit services, including fees incurred in relation to quarterly reviews, procedures in connection with securities filings, and statutory audits.
(2)
“Audit-Related Fees” refers to the aggregate fees billed for assurance and related services by PKFOD that are reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under Audit Fees.
(3)
“Tax Fees” refers to the aggregate fees billed for the professional services rendered by PKFOD for tax compliance.
(4)
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

4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 18, 2023).
4.4	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 19, 2024).

4.5	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 19, 2024).
4.6	Form of Convertible Debenture Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2024).
4.7	Form of Warrant Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2024).
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

10.9†

Canopy Growth Corporation Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, filed with the SEC on November 9, 2023).

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
10.15‡

Debenture, dated as of September 23, 2020, issued by Universal Hemp, LLC to 11065220 Canada Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 23, 2020).

10.16‡

Credit Agreement, dated as of March 18, 2021, among Canopy Growth Corporation and 11065220 Canada Inc., as borrowers, the lenders party thereto and Wilmington Trust, National Association, as administrative and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 18, 2021).

10.17‡

Amendment No. 1 to Credit Agreement, dated as of October 24, 2022, among Canopy Growth Corporation, 11065220 Canada Inc., the lenders party thereto and Wilmington Trust, National Association (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on October 26, 2022).

10.18

Amendment No. 2 to Credit Agreement, dated as of July 13, 2023, between Canopy Growth Corporation, 11065220 Canada Inc., the lenders party thereto and Wilmington Trust, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2023).

10.19

Amendment No. 3 to Credit Agreement, dated as of August 8, 2024, between Canopy Growth Corporation, 11065220 Canada Inc., the lenders party thereto and Wilmington Trust, National Association (incorporated by reference to

Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, filed with the SEC on August 9, 2024).
10.20†

Separation Agreement, by and between Canopy Growth Corporation and David Klein, dated August 15, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 16, 2024).

10.21†

Employment Agreement, effective as of November 26, 2024, by and between Canopy Growth Corporation and Luc Mongeau (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 26, 2024).

10.22†

Employment Agreement, effective as of March 29, 2022, between Canopy Growth Corporation and Judy Hong (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2022, filed with the SEC on May 31, 2022).

10.23†

Amendment to Employment Agreement of Judy Hong, effective as of June 1, 2023 (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2024, filed with the SEC on May 30, 2024).

10.24

Letter Agreement, dated October 24, 2022, by and among 11065220 Canada Inc., AFC Gamma Inc., Viridescent Realty Trust, Inc. and AFC Institutional Fund LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on October 26, 2022).

10.25

Amended and Restated Protection Agreement, dated as of May 19, 2023, by and among Canopy USA, LLC, 11065220 Canada Inc. and Canopy Growth Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, filed with the SEC on August 9, 2023).

10.26

Second Amended and Restated Protection Agreement, dated as of January 25, 2024, by and among Canopy USA, LLC, 11065220 Canada Inc. and Canopy Growth Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2023, filed with the SEC on February 9, 2024).

10.27

Amended and Restated Limited Liability Company Agreement of Canopy USA, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, filed with the SEC on August 9, 2023).

10.28

Second Amended and Restated Limited Liability Company Agreement of Canopy USA, LLC, dated April 30, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2024).

10.29

Form of Exchange Agreement dated June 29, 2023, by and between Canopy Growth Corporation and the investor signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 3, 2023).

10.30

Form of Redemption Agreement dated July 13, 2023, by and between Canopy Growth Corporation and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2023).

10.31

Indenture, dated July 14, 2023, between the Canopy Growth Corporation and Odyssey Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2023).

10.32‡

Share Purchase Agreement, dated May 19, 2023, by and among Canopy USA, LLC and Huneeus 2017 Irrevocable Trust (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, filed with the SEC on August 9, 2023).

10.33	Form of Subscription Agreement, dated September 18, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 18, 2023).
10.34

Form of Registration Rights Agreement, between the Company and the investors party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 18, 2023).

10.35‡

Agreement of Purchase and Sale, dated as of August 15, 2023, by and among the Canopy Growth Corporation, Tweed Inc. and Hershey Canada Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, filed with the SEC on November 9, 2023).

10.36	Form of Subscription Agreement, dated January 18, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 19, 2024).
10.37	Registration Rights Agreement, dated as of January 19, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 19, 2024).
10.38

Exchange Agreement, dated as of April 18, 2024, by and between Greenstar Canada Investment Limited Partnership and Canopy Growth Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 19, 2024).

10.39

Exchange and Subscription Agreement, dated as of May 2, 2024, by and between the Company and the investor party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2024).

10.40	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2024).
10.41†

Employment Agreement, effective as of August 1, 2022, between Canopy Growth Corporation and Christelle Gedeon (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2024, filed with the SEC on May 30, 2024).

10.42†

Amendment to Employment Agreement of Christelle Gedeon, effective as of August 21, 2023 (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2024, filed with the SEC on May 30, 2024).

10.43†

Retention Agreement, by and between Canopy Growth Corporation USA, LLC and Judy Hong, effective as of August 19, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2024).

10.44†

Retention Agreement, by and between Canopy Growth Corporation and Christelle Gedeon, effective as of August 19, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2024).

10.45

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

10.46

Assignment and Acceptance, dated as of June 3, 2024, by and among AFC Gamma, Inc., AFC Institutional Fund LLC and AFC Agent LLC, as assignors, and 11065220 Canada Inc., as assignee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 5, 2024).

10.47

Commitment Letter Agreement, dated June 3, 2024, by and between Viridescent Realty Trust, Inc. and 11065220 Canada Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 5, 2024).

10.48

Assignment and Acceptance, dated as of June 3, 2024, by and between 11065220 Canada Inc., as assignor, and Viridescent Realty Trust, Inc., as assignee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on June 5, 2024).

10.49

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

10.50

Agreement Among Lenders, dated as of June 3, 2024, by and among Viridescent Realty Trust, Inc., as First Out Lender, 11065220 Canada Inc., as Last Out Lender, VRT Agent LLC, as Administrative Agent, and acknowledged by the other loan parties thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on June 5, 2024).

10.51‡

Amendment No. 3 to Credit Agreement, dated as of August 8, 2024, between Canopy Growth Corporation, 11065220 Canada Inc., the lenders party thereto and Wilmington Trust, National Association (incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, filed with the SEC on August 9, 2024).

10.52*	Loan Agreement, dated as of April 14, 2022, between Canopy Elevate I LLC and 11065220 Canada Inc.
10.53*	Loan Agreement, dated as of April 14, 2022, between Canopy Elevate II LLC and 11065220 Canada Inc.
10.54*	Loan Agreement, dated as of April 14, 2022, between Canopy Elevate III LLC and 11065220 Canada Inc.
14.1*	Canopy Growth Corporation Code of Business Conduct and Ethics.
19.1*	Insider Trading Policy.
21.1*	List of Subsidiaries of Canopy Growth Corporation.
23.1*	Consent of PFK O’Connor Davies, Independent Registered Public Accounting Firm.
23.2*	Consent of KPMG, LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on signature page hereto).
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

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*†	Clawback Policy.
101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Canopy Growth Corporation

Date: May 30, 2025	By:	/s/ Luc Mongeau
Luc Mongeau
Chief Executive Officer (Principal Executive Officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Luc Mongeau and Judy Hong, and each of them, as his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Luc Mongeau	Director and Chief Executive Officer (Principal Executive Officer)	May 30, 2025
Luc Mongeau

/s/ Judy Hong	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 30, 2025
Judy Hong

/s/ David Lazzarato	Director	May 30, 2025
David Lazzarato

/s/ Willy Kruh	Director	May 30, 2025
Willy Kruh

/s/ Theresa Yanofsky	Director	May 30, 2025
Theresa Yanofsky

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Canopy Growth Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Canopy Growth Corporation and subsidiaries (the “Company”) as of March 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of two years in the period ended March 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 30, 2025, expressed an unqualified opinion.

We also audited the adjustments to the March 31, 2023 consolidated financial statements to apply the retrospective adjustments relating to the share consolidation and the reporting of discontinued operations for the year ended March 31, 2023 as described in Notes 2 and 6, respectively, and the adjustments necessary to retrospectively apply the changes in the March 31, 2023 segment information as provided in Notes 26 and 35. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the Company’s March 31, 2023 consolidated financial statements other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the March 31, 2023 consolidated financial statements as a whole.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Emphasis of Matter

As discussed in Note 2 to the financial statements, the Company has experienced recurring losses from operations and requires additional capital to fund its operations, which raise substantial doubt about the Company’s ability to continue as a going concern. The Company concluded that the substantial doubt raised about the Company’s ability to continue as a going concern has been alleviated as a result of management’s plans discussed in Note 2. Our opinion is not modified with respect to that matter.

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

Fair value measurement of financial instruments and equity method investments carried at fair value

As discussed in Notes 5 and 13 to the consolidated financial statements, the Company has financial instruments and equity method investments in Canopy USA, LLC (“Canopy USA”) and certain entities controlled by Canopy USA (the “Canopy USA LPs”). Canopy USA and the Canopy USA LPs currently hold an ownership interest in various United States (“U.S.”) cannabis operators

(“Operators”). As discussed in Note 25, there are significant unobservable inputs in the fair value measurement of Canopy USA and the Canopy USA LPs and the financial instruments. As of March 31, 2025, the equity method investments in Canopy USA and the Canopy USA LPs and financial instruments were recorded as other investments of $180.0 million, with a fair value loss of $400.2 million recognized in other income (expense), net, in the year ended March 31, 2025.

We identified the assessment of the fair value measurement of the equity method investments in Canopy USA and the Canopy USA LPs and the financial instruments as a critical audit matter. There was a high degree of subjective auditor judgment in the evaluation of the key assumptions that were not directly observable, when determining the fair value of the equity method investments in Canopy USA and the Canopy USA LPs and the financial instruments. The key assumptions included the probability of each scenario, the intrinsic value of the Operators, the probability and timing of U.S. legalization, the estimated premium on U.S. legalization, and the control premium. Additionally, the audit effort associated with the evaluation of the discount rate required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter:

•
Evaluated the design and tested the operating effectiveness of the internal control over the Company’s key assumptions noted above.
•
Involved valuation professionals with specialized skills and knowledge who assisted in evaluating the Company’s key assumptions noted above. The evaluation was achieved by applying the below procedures as applicable to the equity method investments in Canopy USA and the Canopy USA LPs and the financial instruments:
▪
Assessed the appropriateness of the valuation methodologies (e.g., Discounted Cash Flow method “DCF”, Guideline Public Company “GPC” method) applied in determining the fair value of the Company’s minority equity investments, in line with ASC 820’s fair value hierarchy and the unit of account.
▪
Tested the mathematical accuracy of valuation models and ensuring that the models were applied consistently and in accordance with ASC 820 guidance.
▪
Performed independent calculations of enterprise value and equity value under both the DCF and GPC approaches using independently developed assumptions or ranges.
▪
Reviewed the reasonableness of GPCs to ensure they are a reasonable proxy for the underly subject company being valued.
▪
Corroborated market participant assumptions used in determining fair value, including benchmarking key inputs against market data such as cost of debt, weighted average cost of capital (“WACC”), or observed transaction activity.
▪
Evaluated the probability and timing of U.S. legalization by monitoring political developments and the potential for relevant legislation in the U.S.
▪
Performed sensitivity analysis around certain assumptions related to the DCF analysis and Black-Scholes calculation and determined degree of overall impacts on fair conclusions.
▪
Corroborated market inputs used in valuation models such as volatility, risk free rates, and stock prices.
•
Assessed the appropriateness of disclosures in the consolidated financial statements.

Goodwill impairment assessment of the Storz & Bickel reporting unit

As discussed in Notes 3 and 16 to the consolidated financial statements, the Company reviews goodwill annually for impairment in the fourth quarter, or sooner if events or circumstances indicate that its carrying amount may not be recoverable. The Company may elect to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If factors indicate this is the case, then a quantitative test is performed and an impairment is recorded for any excess carrying value above the reporting unit’s fair value, not to exceed the amount of the goodwill. The fair value of the Storz & Bickel (“S&B”) reporting unit was determined using the income valuation method. The carrying value at March 31, 2025, of the goodwill associated with the Storz & Bickel reporting unit was $46.0 million.

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
•
We involved valuation professionals with specialized skills and knowledge, who assisted in:
▪
Assessing the Company’s identification of reporting units and consistency of methodology with prior periods.
▪
Reviewing management’s qualitative assessment (if performed) and corroborating market and industry data to support or challenge management’s assertion that it is more likely than not that the fair value exceeds the carrying value.
▪
Performing sensitivity analysis on over key inputs.
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

May 30, 2025

PCAOB ID No. 127

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Canopy Growth Corporation:

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the retrospective adjustments relating to the share consolidation as described in Note 2, the reporting of discontinued operations as described in Note 6, and the reclassifications from Other to the Canada cannabis segment as described in Notes 26 and 35, the consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows of Canopy Growth Corporation and subsidiaries (the Company) for the year ended March 31, 2023, and the related notes (collectively, the consolidated financial statements). The 2023 consolidated financial statements, before the effects of the retrospective adjustments relating to the share consolidation as described in Note 2, the reporting of discontinued operations as described in Note 6, and the reclassifications from Other to the Canada cannabis segment as described in Notes 26 and 35, are not presented herein.

In our opinion, the consolidated financial statements, before the effects of the retrospective adjustments relating to the share consolidation as described in Note 2, the reporting of discontinued operations as described in Note 6, and the reclassifications from Other to the Canada cannabis segment as described in Notes 26 and 35, present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended March 31, 2023, in conformity with U.S. generally accepted accounting principles.

We were not engaged to audit, review, or apply any procedures to the retrospective adjustments relating to the share consolidation as described in Note 2, the reporting of discontinued operations as described in Note 6, and the reclassifications from Other to the Canada cannabis segment as described in Notes 26 and 35, and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Canopy Growth Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Canopy Growth Corporation’s (the “Company”) internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control–Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of March 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the two years in the period ended March 31, 2025, and our report dated May 30, 2025, expressed an unqualified opinion.

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

/s/ PKF O’Connor Davies, LLP

New York, New York

May 30, 2025

CANOPY GROWTH CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands of Canadian dollars, except number of shares and per share data)

	March 31, 2025	March 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$113,811	$170,300
Short-term investments	17,656	33,161
Restricted short-term investments	6,410	7,310
Amounts receivable, net	52,780	51,847
Inventory	96,373	77,292
Assets of discontinued operations	-	8,038
Prepaid expenses and other assets	7,544	23,232
Total current assets	294,574	371,180
Other investments	179,977	437,629
Property, plant and equipment	293,523	320,103
Intangible assets	87,200	104,053
Goodwill	46,042	43,239
Other assets	16,385	24,126
Total assets	$917,701	$1,300,330

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$26,099	$28,673
Other accrued expenses and liabilities	38,613	54,039
Current portion of long-term debt	4,258	103,935
Other liabilities	25,434	48,068
Total current liabilities	94,404	234,715
Long-term debt	299,811	493,294
Other liabilities	36,273	71,814
Total liabilities	430,488	799,823
Commitments and contingencies
Canopy Growth Corporation shareholders' equity:
Share capital Common shares - $nil par value; Authorized - unlimited; Issued and outstanding - 183,865,295 shares and 91,115,501 shares, respectively. Exchangeable shares - $nil par value; Authorized - unlimited; Issued and outstanding - 26,261,474 shares and nil shares, respectively.	8,796,406	8,244,301
Additional paid-in capital	2,618,417	2,602,148
Accumulated other comprehensive loss	535	(16,051)
Deficit	(10,928,145)	(10,330,030)
Total Canopy Growth Corporation shareholders' equity	487,213	500,368
Noncontrolling interests	-	139
Total shareholders' equity	487,213	500,507
Total liabilities and shareholders' equity	$917,701	$1,300,330

The accompanying notes are an integral part of these consolidated financial statements.

CANOPY GROWTH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands of Canadian dollars, except number of shares and per share data)

	Years ended March 31,
	2025	2024	2023
Revenue	$313,969	$343,934	$381,250
Excise taxes	44,974	46,788	47,997
Net revenue	268,995	297,146	333,253
Cost of goods sold	189,484	216,264	396,782
Gross margin	79,511	80,882	(63,529)
Operating expenses
Selling, general and administrative expenses	169,626	229,429	342,517
Share-based compensation	(4,205)	14,180	25,322
Loss on asset impairment and restructuring	31,233	65,987	2,199,146
Total operating expenses	196,654	309,596	2,566,985
Operating loss from continuing operations	(117,143)	(228,714)	(2,630,514)
Other income (expense), net	(479,854)	(242,641)	(455,644)
Loss from continuing operations before income taxes	(596,997)	(471,355)	(3,086,158)
Income tax (expense) recovery	(7,141)	(12,327)	5,728
Net loss from continuing operations	(604,138)	(483,682)	(3,080,430)
Discontinued operations, net of income tax	6,023	(192,113)	(229,116)
Net loss	(598,115)	(675,795)	(3,309,546)
Net loss from continuing operations attributable to noncontrolling interests and redeemable noncontrolling interest	-	-	(1,897)
Net loss from discontinued operations attributable to noncontrolling interests and redeemable noncontrolling interest	-	(18,526)	(29,491)
Net loss attributable to Canopy Growth Corporation	$(598,115)	$(657,269)	$(3,278,158)

Basic and diluted loss per share
Continuing operations	$(5.62)	$(6.47)	$(66.39)
Discontinued operations	0.06	(2.32)	(4.30)
Basic and diluted loss per share	$(5.56)	$(8.79)	$(70.69)
Basic and diluted weighted average common shares outstanding	107,553,729	74,787,521	46,372,441

Comprehensive income (loss):
Net loss from continuing operations	$(604,138)	$(483,682)	$(3,080,430)
Other comprehensive income (loss), net of income tax
Fair value changes of own credit risk of financial liabilities	-	(12,334)	30,722
Foreign currency translation	13,120	(917)	27,207
Total other comprehensive income (loss), net of income tax	13,120	(13,251)	57,929
Comprehensive loss from continuing operations	(591,018)	(496,933)	(3,022,501)
Comprehensive income (loss) from discontinued operations	6,023	(192,113)	(229,116)
Comprehensive loss	(584,995)	(689,046)	(3,251,617)
Comprehensive loss from continuing operations attributable to noncontrolling interests and redeemable noncontrolling interest	-	-	(1,897)
Comprehensive loss from discontinued operations attributable to noncontrolling interests and redeemable noncontrolling interest	-	(18,526)	(29,491)
Comprehensive loss attributable to Canopy Growth Corporation	$(584,995)	$(670,520)	$(3,220,229)

The accompanying notes are an integral part of these consolidated financial statements.

CANOPY GROWTH CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of Canadian dollars)

	Year ended March 31, 2025
		Additional paid-in capital			Accumulated
	Share capital	Share-based reserve	Warrants	Ownership changes	other comprehensive income (loss)	Deficit	Noncontrolling interests	Total
Balance at March 31, 2024	$8,244,301	$514,578	$2,610,519	$(522,949)	$(16,051)	$(10,330,030)	$139	$500,507
Common shares issued from June 2024 ATM Program and February 2025 ATM Program	385,391	-	-	-	-	-	-	385,391
Other issuances of common shares, warrants and share issue costs	53,674	-	11,939	-	-	-	-	65,613
Exercise of warrants	11,472	-	(3,018)	-	-	-	-	8,454
Exercise of Previous Equity Incentive Plan stock options	308	(196)	-	-	-	-	-	112
Share-based compensation	-	(4,205)	-	-	-	-	-	(4,205)
Issuance and vesting of restricted share units and performance share units	4,953	(4,953)	-	-	-	-	-	-
Extinguishment of promissory note and issuance of exchangeable shares	81,220	8,005	-	-	(15,127)	-	-	74,098
Canopy USA Transactions	12,452	-	-	-	10,398	-	(139)	22,711
Supreme debt settlement	2,635	-	8,697	-	-	-	-	11,332
Disposal and liquidation of consolidated entities	-	-	-	-	8,195	-	-	8,195
Comprehensive income (loss)	-	-	-	-	13,120	(598,115)	-	(584,995)
Balance at March 31, 2025	$8,796,406	$513,229	$2,628,137	$(522,949)	$535	$(10,928,145)	$-	$487,213

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

CANOPY GROWTH CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of Canadian dollars)

	Year ended March 31, 2023
		Additional paid-in capital				Accumulated
	Common shares	Share-based reserve	Warrants	Ownership changes	Redeemable noncontrolling interest	other comprehensive income (loss)	Deficit	Noncontrolling interests	Total
Balance at March 31, 2022	$7,482,809	$492,041	$2,581,788	$(509,723)	$(42,860)	$(42,282)	$(6,378,199)	$4,341	$3,587,915
Cumulative effect from adoption of ASU 2020-06	-	4,452	-	-	-	-	(729)	-	3,723
Other issuances of common shares	141,996	(1,951)	-	-	-	-	-	-	140,045
Exercise of Previous Equity Incentive Plan stock options	1,597	(1,316)	-	-	-	-	-	-	281
Share-based compensation	-	25,322	-	-	-	-	-	-	25,322
Issuance and vesting of restricted share units and performance share units	20,398	(20,398)	-	-	-	-	-	-	-
Changes in redeemable noncontrolling interest	-	-	-	4,723	17,630	-	-	29,544	51,897
Ownership changes relating to noncontrolling interests, net	-	-	-	-	-	-	-	710	710
Redemption of redeemable noncontrolling interests	26,506	-	-	(16,961)	(26,262)	-	(15,675)	(1,620)	(34,012)
Settlement of unsecured senior notes	265,265	-	-	-	-	(29,507)	-	-	235,758
Comprehensive income (loss)	-	-	-	-	-	57,929	(3,278,158)	(31,388)	(3,251,617)
Balance at March 31, 2023	$7,938,571	$498,150	$2,581,788	$(521,961)	$(51,492)	$(13,860)	$(9,672,761)	$1,587	$760,022

The accompanying notes are an integral part of these consolidated financial statements.

CANOPY GROWTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of Canadian dollars)

	Years ended March 31,
	2025	2024	2023

Cash flows from operating activities:
Net loss	$(598,115)	$(675,795)	$(3,309,546)
Gain (loss) from discontinued operations, net of income tax	6,023	(192,113)	(229,116)
Net loss from continuing operations	(604,138)	(483,682)	(3,080,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	21,522	28,376	55,575
Amortization of intangible assets	21,596	24,800	24,458
Share-based compensation	(4,205)	14,180	25,322
Loss on asset impairment and restructuring	20,285	53,797	2,170,588
Income tax expense (recovery)	7,141	12,327	(5,728)
Non-cash fair value adjustments and charges related to settlement of long-term debt	413,412	160,468	353,827
Change in operating assets and liabilities, net of effects from purchases of businesses:
Amounts receivable	(4,485)	(3,749)	6,242
Inventory	(17,715)	1,034	68,438
Prepaid expenses and other assets	5,719	(2,433)	12,530
Accounts payable and accrued liabilities	(15,484)	9,115	(28,240)
Other, including non-cash foreign currency	(9,398)	(42,654)	2,995
Net cash used in operating activities - continuing operations	(165,750)	(228,421)	(394,423)
Net cash used in operating activities - discontinued operations	-	(53,529)	(163,123)
Net cash used in operating activities	(165,750)	(281,950)	(557,546)
Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(10,813)	(3,449)	(9,114)
Purchases of intangible assets	(467)	(547)	(1,337)
Proceeds on sale of property, plant and equipment	4,932	154,052	13,609
Redemption of short-term investments	16,428	78,549	502,589
Net cash (outflow) inflow on sale or deconsolidation of subsidiaries	(6,968)	(955)	14,932
Net cash inflow on loan receivable	30,308	-	-
Investment in other financial assets	(95,335)	(347)	(67,150)
Other investing activities	-	(7,705)	3,900
Net cash (used in) provided by investing activities - continuing operations	(61,915)	219,598	457,429
Net cash provided by (used in) investing activities - discontinued operations	14,127	21,992	(24,050)
Net cash (used in) provided by investing activities	(47,788)	241,590	433,379
Cash flows from financing activities:
Proceeds from issuance of common shares and warrants	385,391	81,063	1,049
Proceeds from exercise of stock options	112	-	281
Proceeds from exercise of warrants	8,454	-	-
Issuance of long-term debt and convertible debentures	68,255	-	135,160
Repayment of long-term debt	(289,031)	(509,779)	(118,179)
Other financing activities	(24,521)	(36,339)	(38,005)
Net cash provided by (used in) financing activities	148,660	(465,055)	(19,694)
Effect of exchange rate changes on cash and cash equivalents	8,389	(1,292)	44,863
Net decrease in cash and cash equivalents	(56,489)	(506,707)	(98,998)
Cash and cash equivalents, beginning of period[1]	170,300	677,007	776,005
Cash and cash equivalents, end of period[2]	$113,811	$170,300	$677,007

1 Includes cash of our discontinued operations of $nil, $9,314, and $13,610 for March 31, 2024, 2023 and 2022, respectively.

2 Includes cash of our discontinued operations of $nil, $nil and $9,314 for March 31, 2025, 2024 and 2023, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

CANOPY GROWTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of Canadian dollars)

	Years ended March 31,
	2025	2024	2023
Supplemental disclosure of cash flow information
Cash received during the period:
Income taxes	$128	$6,238	$5,511
Interest	$8,947	$18,097	$28,500
Cash paid during the period:
Income taxes	$783	$2,082	$1,184
Interest	$64,904	$98,118	$131,824
Noncash investing and financing activities
Additions to property, plant and equipment	$426	$106	$38

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

2. BASIS OF PRESENTATION

The consolidated financial statements as of and for the years ended March 31, 2025, 2024, and 2023 have been presented in Canadian dollars and are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Canopy Growth has determined that the Canadian dollar is the most relevant and appropriate reporting currency as, despite continuing shifts in the relative size of the Company's operations across multiple geographies, the majority of its operations are conducted in Canadian dollars and its financial results are prepared and reviewed internally by management in Canadian dollars. The Company's consolidated financial statements, and the financial information contained herein, are reported in thousands of Canadian dollars, except share and per share amounts or as otherwise stated.

Going Concern

The consolidated financial statements have been prepared in accordance with U.S. GAAP on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

In the Company’s consolidated financial statements for the fiscal year ended March 31, 2023, the Company raised substantial doubt about its ability to continue as a going concern for at least twelve months from the issuance of those consolidated financial statements, due to certain material debt obligations coming due in the short-term, recurring losses from operations and additional required financing to fund the Company’s business and operations.

As of the date of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (the “2024 Annual Report”), the Company has been able to successfully mitigate the substantial doubt by completing several balance sheet actions, as described in the 2024 Annual Report. During the fiscal year ended March 31, 2025, the Company experienced recurring losses from operations and required additional capital to fund its operations, which raised substantial doubt about the Company’s ability to continue as a going concern. However, the Company also completed additional actions during the fiscal year ended March 31, 2025, which included: (i) establishing the ATM Programs (as defined below), pursuant to which an aggregate of 71,044,862 common shares of the Company were issued and sold for gross proceeds of $347,076 under the June 2024 ATM Program (as defined below) (see Note 21) and an aggregate of 23,169,358 common shares of the Company were issued and sold for gross proceeds of $38,315 under the February 2025 ATM Program (as defined below) (see Note 21); (ii) entering into the Second ARCA (as defined below) as well as making a mandatory US$100,000 prepayment of the Credit Facility (as defined below) and the Optional Prepayment (as defined below) in connection therewith, which significantly reduced the Company’s short-term debt obligation and extended the maturity date of the Credit Facility; (iii) receiving additional proceeds from the liquidation and sale of assets of BioSteel Canada (as defined below); and (iv) entering into the Lease Renegotiation (as defined below), which is expected to reduce the Company's potential lease payment obligation.

The Company continues to evaluate different strategies and may pursue additional actions that are expected to further increase its liquidity position, including, but not limited to, pursuing additional actions to find cost-savings and seeking additional financing from both the public and private markets through the issuance of equity and/or debt securities. As a result of management's plans above and the financial results for the year ended March 31, 2025, management concludes that the substantial doubt about the Company’s ability to continue as a going concern has been alleviated.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and all entities in which the Company either has a controlling voting interest or is the primary beneficiary of a variable interest entity. All intercompany accounts and transactions have been eliminated on consolidation.

Variable interest entities

A variable interest entity (“VIE”) is an entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support or is structured such that equity investors lack the ability to control the entity’s activities or do not substantially participate in the gains and losses of the entity. Upon inception of a contractual agreement, and thereafter, if a reconsideration event occurs, the Company performs an assessment to determine whether the arrangement contains a variable interest in an entity and whether that entity is a VIE. The primary beneficiary of a VIE is the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. Under ASC 810 – Consolidations (“ASC 810”), where the Company concludes that it is the primary beneficiary of a VIE, the Company consolidates the accounts of that VIE.

Equity method investments

Investments accounted for using the equity method include those investments where the Company: (i) can exercise significant influence over the other entity and (ii) holds common shares and/or in-substance common shares of the other entity. Under the equity method, investments are carried at cost, and subsequently adjusted for the Company’s share of net income (loss), comprehensive income (loss) and distributions received from the investee. If the current fair value of an investment falls below its carrying amount, this may indicate that an impairment loss should be recorded. Any impairment losses recognized are not reversed in subsequent periods.

The Company can also elect to account for certain equity method investments at fair value where a valuation technique and various inputs are used in determining the fair value of the equity method investment each period. The fair value changes are recorded in other income (expense), net.

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

Depreciation is calculated on a straight-line basis over the expected useful lives of the assets, which are as follows:

Years
Buildings and greenhouses	20 - 50
Production and warehouse equipment	5 - 30
Office and lab equipment	3 - 25
Computer equipment	3 - 5
Leasehold improvements	Lesser of estimated useful life or lease term

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

Year ended March 31, 2025

In the three months ended March 31, 2025, the Company performed its annual goodwill impairment test on its remaining goodwill balance, which is assigned to the Storz & Bickel reporting unit. No impairment was noted for the Storz & Bickel reporting unit, as the estimated fair value of the Storz & Bickel reporting unit exceeded its carrying value. Refer to Note 16 for further details.

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

Advertising

Advertising costs are expensed as incurred. Advertising expenses totaled $22,906, $28,656 and $28,294 in the years ended March 31, 2025, 2024, and 2023, respectively.

Research and development

Research and development costs are expensed as incurred. Research and development expenses totaled $2,742, $4,611, and $21,718 in the years ended March 31, 2025, 2024, and 2023, respectively.

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

When a long-lived asset is abandoned its carrying amount is adjusted to its salvage value, if any. In determining the salvage value of the Company's long-lived assets, management considers information from manufacturers, historical data, and industry standards. In certain cases, management may obtain third party appraisals to estimate salvage value.

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

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing reported net income (loss) by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per share is computed by dividing earnings (loss) by the sum of the weighted average number of common shares and the number of dilutive potential common share equivalents outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares of the Company during the reporting periods. Potential dilutive common share equivalents consist of the incremental common shares issuable upon the exercise of warrants, vested share options, RSUs and the incremental shares issuable upon conversion of convertible notes. As at March 31, 2025, March 31, 2024, and March 31, 2023, all instruments were anti-dilutive.

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

4. NEW ACCOUNTING POLICIES

Recently Adopted Accounting Pronouncements

Segment Reporting

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. Adoption of ASU 2023-07 did not impact our consolidated balance sheets or income statements or have a material impact on our financial statement disclosures. Refer to Note 35 for the incremental disclosures required under ASU 2023-07.

Accounting Guidance Not Yet Adopted

Income Taxes

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances income tax disclosures, primarily through changes to the rate reconciliation and disaggregation of income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted.

The Company is evaluating the impact on the consolidated financial statements and expects to implement the provisions of ASU 2023-09 for the Company's fiscal year ending March 31, 2026.

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

5. CANOPY USA

On October 24, 2022, Canopy Growth completed a number of strategic transactions (the “Reorganization”) in connection with the creation of Canopy USA, LLC (“Canopy USA”), a U.S.-domiciled holding company wherein, as of October 24, 2022, Canopy USA holds certain U.S. cannabis investments previously held by Canopy Growth.

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

In connection with the Reorganization Amendments, on May 19, 2023, Canopy USA and Huneeus 2017 Irrevocable Trust (the “Trust”) entered into a share purchase agreement (the “Trust SPA”), which sets out the terms of the Trust’s investment in Canopy USA in the aggregate amount of up to US$20 million (the “Trust Transaction”). Agustin Huneeus, Jr. is the trustee of the Trust and is an affiliate of a shareholder of Jetty (as defined below). Pursuant to the terms of the Trust SPA, the Trust was entitled, subject to certain terms and conditions contained in the Trust SPA, to be issued Canopy USA Common Shares in two tranches with an aggregate value of up to US$10 million along with warrants of Canopy USA to acquire additional Canopy USA Common Shares. In addition, subject to the terms of the Trust SPA, the Trust has also been granted options to acquire additional Voting Shares (as defined in the A&R LLC Agreement) with a value of up to an additional US$10 million and one such additional option includes the issuance of additional warrants of Canopy USA. On April 26, 2024, Canopy USA completed the first tranche closing of the Trust Transaction in accordance with the Trust SPA and pursuant to the Trust SPA, the timeline to complete the second tranche closing has lapsed. As of March 31, 2025, the Trust holds an aggregate 28,571,429 Canopy USA Common Shares and warrants to acquire up to 85,714,284 Voting Shares expiring on April 26, 2031.

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

Following the Reorganization, Reorganization Amendments and Additional Reorganization Amendments, on May 6, 2024, Canopy USA exercised the options (the “Wana Options”) to acquire Mountain High Products, LLC, Wana Wellness, LLC and The Cima Group, LLC (collectively, “Wana”), a leading cannabis edibles brand in North America, and subsequently closed the transactions to acquire Wana Wellness, LLC and The Cima Group, LLC. On October 8, 2024, Canopy USA closed the acquisition of Mountain High Products, LLC. In addition, Canopy USA exercised the options (the “Jetty Options”) to acquire Lemurian, Inc. (“Jetty”) a California-based producer of high-quality cannabis extracts and pioneer of clean vape technology and subsequently completed the first tranche closing to acquire Jetty. On June 4, 2024, the option to acquire the issued and outstanding Class E subordinate voting shares (the “Fixed Shares”) of Acreage, a leading vertically-integrated multi-state cannabis operator, with its main operations in densely populated states across the Northeast U.S., including New Jersey and New York (the “Acreage Option”) was exercised and on December 9, 2024, Canopy USA completed the acquisition of all of the issued and outstanding Fixed Shares and Class D subordinate voting shares (the “Floating Shares”) of Acreage (the “Acreage Acquisition”). Certain entities controlled by Canopy USA (the “Canopy USA LPs”) also hold direct interests in the capital of TerrAscend Corp. (“TerrAscend”), a leading North American cannabis operator with vertically integrated operations and a presence in Pennsylvania, New Jersey, Michigan and California as well as licensed cultivation and processing operations in Maryland.

Canopy USA and the Canopy USA LPs currently hold an ownership interest in the following assets, among others:

•
Wana - Canopy USA holds 100% of the membership interests of Wana.
•
Jetty - Canopy USA holds approximately 77% of the shares of Jetty.
•
Acreage - Canopy USA holds 100% of the issued and outstanding shares of Acreage.
•
TerrAscend - the Canopy USA LPs hold an aggregate of 64,564,487 TerrAscend common shares (the “TerrAscend Common Shares”) on an as-converted basis and 22,474,130 TerrAscend Common Share purchase warrants with a weighted average exercise price of $6.07 per TerrAscend Common Share and expiring on December 31, 2032 (the “TerrAscend Warrants”). Assuming full exercise of the TerrAscend Warrants, the Canopy USA LPs will hold an aggregate of 87,038,617 TerrAscend Common Shares on an as-converted basis assuming conversion of the TerrAscend exchangeable shares (the “TerrAscend Exchangeable Shares”) held by the Canopy USA LPs.

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

Ownership of U.S. Cannabis Investments

Following the implementation of the Reorganization, the shares and interests in Acreage, Wana and Jetty are held, directly or indirectly, by Canopy USA and the shares and warrants in TerrAscend are held directly by the Canopy USA LPs, and Canopy Growth no longer holds a direct interest in any shares or interests in such entities. Canopy Growth holds non-voting and non-participating shares (the “Non-Voting Shares”) in the capital of Canopy USA and an interest in the Canopy USA LPs. The Non- Voting Shares do not carry voting rights, rights to receive dividends or other rights upon dissolution of Canopy USA. Following the Reorganization

Amendments, the Non-Voting Shares are convertible into Class B shares of Canopy USA (the “Canopy USA Class B Shares”), provided that such conversion shall only be permitted following the Stock Exchange Permissibility Date. The Company also has the right (regardless of the fact that its Non-Voting Shares are non-voting and non-participating) to appoint one member to the Canopy USA board of managers (the “Canopy USA Board”).

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

As of March 31, 2025, the Trust holds 28,571,429 Canopy USA Common Shares, the shareholders of Wana collectively hold 60,955,929 Canopy USA Common Shares and a wholly-owned subsidiary of the Company holds all of the issued and outstanding Non-Voting Shares in the capital of Canopy USA, representing approximately 84.4% of the issued and outstanding shares in Canopy USA on an as-converted basis.

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

Until such time as Canopy Growth converts its Non-Voting Shares into Canopy USA Class B Shares following the Stock Exchange Permissibility Date, Canopy Growth will have no economic or voting interest in Canopy USA, Wana, Jetty, TerrAscend, or Acreage. Canopy USA, Wana, Jetty, TerrAscend, and Acreage will continue to operate independently of Canopy Growth.

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

As of March 31, 2025, the aggregate principal amount owing to the Optionor was approximately $157,656 (US$109,582) and the aggregate principal amount owing to the Other Lender was approximately $93,516 (US$65,000). Acreage is currently in default under the Second ARCA and the Lenders have agreed to forebear exercising any remedies with respect to such default until June 1, 2025 while the parties discuss potential solutions, including a potential debt extension. If an event of default continues to occur under the Second ARCA after June 1, 2025, the portion of the Acquired Debt owing to the Other Lender would rank in priority to the portion of the Acquired Debt owing to the Company. See “Risk Factors – Risks related to Canopy USA – Acreage’s last publicly available financial statements expressed doubt about its ability to continue as a going concern, which could have a negative impact on Canopy USA’s business, financial results and operations and have an adverse impact on the Company’s U.S. strategy, and, ultimately, the Company’s financial results and operations, and, in the event Acreage cannot satisfy its debt obligations as they become due, the Acquired Debt may not be repaid and the Company may lose the entirety of its investment”.

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

Canopy Growth's deconsolidation of Canopy USA resulted in recognition of equity method investments (see Note 13) and a loan receivable recorded at fair value (see Note 13). The deconsolidation of Canopy USA from the financial results of Canopy Growth resulted in the derecognition of the following assets and liabilities:

Cash	$6,968
Other financial assets	386,045
Other assets	1,315
Other liabilities	(20,067)
Cumulative translation adjustment	10,398
Net assets disposed	$384,659

Derecognition of non-controlling interest in Canopy USA	$139

Equity method investments	$227,119
Elevate loan receivable	174,864
Total retained non-controlling interest in the former subsidiaries	$401,983

Issuance of common shares	$(12,452)

Consideration received in cash	$-
Total consideration	$-

Gain on disposal of consolidated entity	$5,011

The gain on derecognition of Canopy USA is the differences between the carrying amounts of the derecognized assets, liabilities and non-controlling interest, value of common shares issued, and the fair value of the retained non-controlling interest in Canopy USA, being the equity method investments and the Canopy Elevate I LLC, Canopy Elevate II LLC and Canopy Elevate III LLC (collectively, “Elevate”) loan receivable. The gain on derecognition is reflected in other income (expense), net.

Acreage Acquisition

On December 9, 2024, Canopy USA completed the Acreage Acquisition and now owns 100% of the issued and outstanding shares of Acreage. In connection with: (i) the Existing Acreage Arrangement Agreement and the Acreage Amended Arrangement (as defined below); and (ii) the Floating Share Arrangement Agreement, Canopy USA acquired all of the issued and outstanding Floating Shares of Acreage on the terms and conditions set forth in Floating Share Arrangement. Immediately following the implementation of the Floating Share Arrangement, Canopy USA acquired all of the issued and outstanding Fixed Shares of Acreage (the “Fixed Share Acquisition”). In accordance with the Floating Share Arrangement, registered holders of Floating Shares received 0.045 of a common share of Canopy Growth for each Floating Share (the “Floating Share Exchange Ratio”). In connection with the Fixed Share Acquisition, each of the outstanding Fixed Shares was exchanged for 0.00000000617 of a common share of Canopy Growth for each Fixed Share, as adjusted pursuant to the terms and conditions set forth in the Existing Acreage Arrangement Agreement (the “Fixed Share Exchange Ratio”). In aggregate, Canopy Growth issued 5,888,291 common shares to former shareholders of Acreage.

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

In addition, Canopy Growth: (i) issued 5,118,426 common shares of the Company to an eligible participant pursuant to HSCP’s existing tax receivable bonus plans; and (ii) 306,151 common shares of the Company were issuable in connection with Canopy USA’s acquisition of the minority interests of certain subsidiaries of Acreage, of which 237,682 common shares of the Company have been issued.

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

In exchange for the issuances of Canopy Growth common shares, warrants and other replacement securities in connection with the Acreage Acquisition, Canopy Growth received additional Non-Voting Shares with a value of $50,786 and Canopy USA delivered guarantees in respect of the obligations owing pursuant to the Elevate loan receivable. Refer to Note 13 for more information on Canopy USA investment balances and refer to Note 21 for more information on the share and warrant issuances as part of the Acreage Acquisition.

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

	Years ended
	March 31,	March 31,	March 31,
	2025	2024	2023
Net revenue	$-	$56,610	$69,651
Cost of goods sold	-	145,625	110,262
Operating expenses	-	97,851	177,171
Operating loss	-	(186,866)	(217,782)
Other income (expense), net[1]	6,023	(6,183)	(10,380)
Income tax (expense) recovery	-	936	(954)
Net income (loss) on discontinued operations, net of tax	$6,023	$(192,113)	$(229,116)

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

The remaining amounts legally receivable from the BioSteel Entities are measured at their expected recoverable amounts. As of March 31, 2025, the receivable balance from the BioSteel Entities is $nil. The assets and liabilities related to the BioSteel Entities business units are classified as discontinued operations and the major categories are as follows:

	March 31,	March 31,
	2025	2024
Receivable from BioSteel Entities	$-	$8,038
Total assets of discontinued operations	$-	$8,038

Total liabilities of discontinued operations	$-	$-

7. ASSET IMPAIRMENT AND RESTRUCTURING COSTS

Year ended March 31, 2025

Restructuring and other charges

In the year ended March 31, 2025, the Company recorded a loss on asset impairment and restructuring which primarily related to the non-cash impairment of divestiture-related assets, employee restructuring costs and other costs associated with previous restructuring actions. This was partially offset by a gain related to the Lease Renegotiation and reversal of a previous restructuring charge.

Year ended March 31, 2025
Costs recorded in cost of goods sold:
Inventory write-downs and other charges	$1,991

Costs recorded in operating expenses:
Impairment of property, plant and equipment, net	13,523
Contractual and other settlement obligations	(1,942)
Employee-related, other asset impairment and other restructuring costs	19,652
Asset impairment and restructuring costs	31,233

Total restructuring, asset impairments and related costs	$33,224

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

As a result of the aforementioned changes, the Company intended to close and sell the 1 Hershey Drive production facility in Smiths Falls, Ontario, consolidate flower, PRJ, softgel, and oil manufacturing in the Company’s current beverage production facility in Smiths Falls, Ontario, and reduced headcount across the business. The Company also intended to rationalize its cannabis extraction activities across Canada. Additionally, in March 2023, the Company completed the purchase of the remaining 45% of the common shares of Les Serres Vert Cannabis Inc. (“Vert Mirabel”) for consideration consisting of cash and the Company’s common shares, thereby increasing the Company’s interest in the entity to 100%. In connection with that acquisition, the Company terminated its lease for the facility in Mirabel, Quebec and has ceased the sourcing of cannabis flower from the Mirabel, Quebec facility.

The Company also recognized impairment charges associated with the divestiture of the Company’s retail operations pursuant to the OEGRC Transaction and the FOUR20 Transaction (as each term is defined below), as described in Note 30(b) below. Additionally, the Company: (i) recognized incremental costs primarily associated with the restructuring actions completed in the year ended March 31, 2022, including the closure of certain of its Canadian production facilities, and other operational changes initiated in the three months ended March 31, 2022, as described below in the Company's summary of restructuring actions in the year ended March 31, 2022; and (ii) employee-related restructuring charges associated with actions completed in the three months ended December 31, 2022 and three months ended March 31, 2023 as part of the Company’s ongoing program to align general and administrative costs with business objectives, and further streamline the Company’s operations.

The Company recorded total inventory write-downs and associated restructuring charges of $81,802 in the year ended March 31, 2023, related primarily to: (i) the aforementioned strategic changes to the Company's business that were initiated in the three months ended March 31, 2023, including the closure of the Company's production facility at 1 Hershey Drive in Smiths Falls, Ontario; and (ii) the strategic changes to the Company's business initiated in fiscal 2022, including the shift to a contract manufacturing model for certain product formats and the closure of certain of the Company's production facilities.

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

Intangible assets

In the year ended March 31, 2023, the Company recognized asset impairment losses totaling $14,614 in connection with certain acquired brand intangible assets, primarily within the Company's Canada cannabis segment.

A summary of the pre-tax charges totaling $2,280,948 recognized in connection with the Company’s restructuring actions and other impairments is as follows:

	Year ended March 31, 2023
	Restructuring and other charges	Other impairments	Total
Costs recorded in cost of goods sold:
Inventory write-downs and other charges	$81,802	$-	$81,802

Costs recorded in operating expenses:
Impairment of property, plant and equipment	376,176	-	376,176
Impairment of intangible assets	27,399	14,614	42,013
Impairment of goodwill	-	1,727,679	1,727,679
Contractual and other settlement obligations	18,427	-	18,427
Employee-related and other restructuring costs	34,851	-	34,851
Asset impairment and restructuring costs	456,853	1,742,293	2,199,146

Total restructuring, asset impairments and related costs	$538,655	$1,742,293	$2,280,948

8. CASH AND CASH EQUIVALENTS

The components of cash and cash equivalents are as follows:

	March 31,	March 31,
	2025	2024
Cash	$113,681	$115,427
Cash equivalents	130	54,873
	$113,811	$170,300

9. SHORT-TERM INVESTMENTS

The components of short-term investments are as follows:

	March 31,	March 31,
	2025	2024
Term deposits	$17,656	$33,161
	$17,656	$33,161

The amortized cost of short-term investments at March 31, 2025 is $17,656 (March 31, 2024 – $33,161).

10. AMOUNTS RECEIVABLE, NET

The components of amounts receivable, net are as follows:

	March 31,	March 31,
	2025	2024
Accounts receivable, net	$47,514	$44,943
Indirect taxes receivable	2,211	2,517
Interest receivable	219	876
Other receivables	2,836	3,511
	$52,780	$51,847

Included in the accounts receivable, net balance at March 31, 2025 is an allowance for credit losses of $1,212 (March 31, 2024 – $9,903).

11. INVENTORY

The components of inventory are as follows:

	March 31,	March 31,
	2025	2024
Raw materials, packaging supplies and consumables	$16,268	$18,872
Work in progress	46,944	31,367
Finished goods	33,161	27,053
	$96,373	$77,292

In the year ended March 31, 2025, the Company recorded write-downs related to inventory in cost of goods sold of $10,289 (year ended March 31, 2024 – $9,402).

12. PREPAID EXPENSES AND OTHER ASSETS

The components of prepaid expenses and other assets are as follows:

	March 31,	March 31,
	2025	2024
Prepaid expenses	$5,363	$6,621
Deposits	152	2,365
Other assets	2,029	14,246
	$7,544	$23,232

13. OTHER INVESTMENTS

The following tables outline changes in other financial assets. Additional details on how the fair value of significant investments are calculated are included in Note 25.

					Foreign
		Balance at			currency		Balance at
		March 31,		Fair value	translation		March 31,
Entity	Instrument	2024	Additions	changes	adjustments	Other	2025
Acreage[1]	Fixed Shares option and Floating Shares agreement	$10,000	$-	$(31,808)	$(35)	$21,843	$-
TerrAscend Exchangeable Shares	Exchangeable shares	120,000	-	17,291	2,109	(139,400)	-
TerrAscend - December 2022	Warrants	32,500	-	7,929	571	(41,000)	-
TerrAscend	Option	2,000	-	265	35	(2,300)	-
Wana	Option	149,766	-	-	1,537	(151,303)	-
Jetty	Options	59,915	-	-	615	(60,530)	-
Acreage Hempco	Debenture	11,780	-	-	121	(11,901)	-
Acreage Debt Option Premium	Option	37,574	-	3,147	386	(41,107)	-
Acreage Tax Receivable Agreement	Other	1,287	-	-	13	(1,300)	-
Acreage Debt	Loan receivable	-	133,595	(140,136)	6,541	-	-
Elevate loan receivable[2]	Loan receivable	-	174,864	(7,277)	4,174	(27,078)	144,683
Canopy USA, LLC	Equity method investment	-	97,033	(98,591)	1,558	-	-
Canopy USA LPs	Equity method investment	-	180,873	(148,132)	403	-	33,144
Other	Various	12,807	-	(2,915)	24	(7,766)	2,150
		$437,629	$586,365	$(400,227)	$18,052	$(461,842)	$179,977

1 Refer to Note 31 for information regarding the Acreage Amended Arrangement.

2 Upon deconsolidation of the financial results of Canopy USA within the Company's financial statements, the Elevate loan receivable, which was previously recorded at amortized cost, is now recorded at fair value. The remeasurement of this retained non-controlling interest from the deconsolidation of Canopy USA is part of the gain on disposal of consolidated entity described in Note 5.

					Foreign
		Balance at			currency		Balance at
		March 31,		Fair value	translation		March 31,
Entity	Instrument	2023	Additions	changes	adjustments	Other	2024
Acreage[1]	Fixed Shares option and Floating Shares agreement	$55,382	$-	$(45,408)	$26	$-	$10,000
TerrAscend Exchangeable Shares	Exchangeable shares	93,000	-	26,936	64	-	120,000
TerrAscend - December 2022	Warrants	26,000	-	6,574	(74)	-	32,500
TerrAscend	Option	1,600	-	400	-	-	2,000
Wana	Option	239,078	-	(83,247)	(1,097)	(4,968)	149,766
Jetty	Options	75,014	-	(15,057)	(42)	-	59,915
Acreage Hempco[1]	Debenture	29,262	-	(15,775)	155	(1,862)	11,780
Acreage Debt Option Premium	Option	35,479	-	2,012	83	-	37,574
Acreage Tax receivable Agreement	Other	3,109	-	(1,776)	(46)	-	1,287
Other - at fair value through net income (loss)	Various	1,870	2,156	535	2	(122)	4,441
Other - classified as held for investment	Loan receivable	8,498	-	-	-	(132)	8,366
		$568,292	$2,156	$(124,806)	$(929)	$(7,084)	$437,629

1 Refer to Note 31 for information regarding the Acreage Amended Arrangement.

Equity Method Investments

The following tables contains the summarized balance sheet and income statement information for equity method investments:

December 31, 2024
Assets
Current Assets	$145,367
Other Assets	501,469
$646,836
Liabilities
Current Liabilities	$580,537
Other Liabilities	213,745
$794,282

Non-controlling interest	$53,364

Eight months ended
December 31, 2024
Revenue	$45,899
Cost of goods sold	39,470
Gross profit	6,429
Operating expenses	34,363
Operating loss	(27,934)
Other income (loss)	(213,312)
Income tax recovery	10,740
Net loss	(230,506)
Net loss attributable to non-controlling interest	(134,995)
Net loss attributable to Canopy USA	$(95,511)

Through its ownership in the Non-Voting Shares, the Company has a non-participating and non-voting interest in Canopy USA, LLC and an interest in the Canopy USA LPs, and classifies such interests in Canopy USA, LLC and the Canopy USA LPs as equity method investments. The Company has elected to account for its investments in Canopy USA, LLC and the Canopy USA LPs at fair value. Refer to Note 25 for information on the valuation technique and inputs used in determining the fair value of the Canopy USA, LLC and the Canopy USA LPs investments and Note 27 for information on fair value movements.

Other financial assets

For information regarding the deconsolidation of the financial results of Canopy USA within the Company's financial statements, see Note 5. Following the deconsolidation of Canopy USA on April 30, 2024, the Company derecognized certain U.S. cannabis investments above, including, among others, interests in the Floating Shares of Acreage, Wana, Jetty, TerrAscend, and the Universal Hemp, LLC debenture.

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

The Optionor subsequently transferred approximately $2,972 (US$2,173) of the Acquired Debt to the Rolling Lender and entered into a series of agreements with the Rolling Lender and Acreage, among others, including the First ARCA, which provided for, among other things, the Acquired Debt, certain interest payments to be paid-in-kind, revisions to certain financial covenants and, following certain events, an extension to the maturity date thereunder.

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

As of March 31, 2025, the aggregate principal amount owing to the Optionor was approximately $157,656 (US$109,582) and the aggregate principal amount owing to the Other Lender was approximately $93,516 (US$65,000). Acreage is currently in default under the Second ARCA and the Lenders have agreed to forebear exercising any remedies with respect to such default until June 1, 2025 while the parties discuss potential solutions, including a potential debt extension. If an event of default continues to occur under the Second ARCA after June 1, 2025, the portion of the Acquired Debt owing to the Other Lender would rank in priority to the portion of the Acquired Debt owing to the Company. See “Risk Factors – Risks related to Canopy USA – Acreage’s last publicly available financial statements expressed doubt about its ability to continue as a going concern, which could have a negative impact on Canopy USA’s business, financial results and operations and have an adverse impact on the Company’s U.S. strategy, and, ultimately, the Company’s financial results and operations, and, in the event Acreage cannot satisfy its debt obligations as they become due, the Acquired Debt may not be repaid and the Company may lose the entirety of its investment”.

Elevate Loan Receivable

Prior to Canopy Growth’s deconsolidation of Canopy USA, intercompany loans, collectively the Elevate loan, existed between subsidiaries and these loans were eliminated in Canopy Growth’s consolidated financial statements. Upon deconsolidation of Canopy USA, the loans are now considered a related party loan and have been recognized in Canopy Growth’s consolidated financial statements at fair value. See Note 5, for the initial value of the Elevate loan receivable upon deconsolidation of Canopy USA.

On December 9, 2024, Canopy USA delivered guarantees in respect of the obligations owing pursuant to the Elevate loan receivable. Upon delivery thereof, each guarantee is now factored into the fair value consideration of the Elevate loan receivable. Refer to Note 25 for information on the valuation technique and other inputs used in determining the fair value.

As of March 31, 2025, the aggregate principal and interest amount owing to Canopy is $248,480 (US$172,711) and $50,127 (US$34,842), respectively.

14. PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment are as follows:

	March 31,	March 31,
	2025	2024
Buildings and greenhouses	$304,891	$305,606
Production and warehouse equipment	64,096	62,026
Leasehold improvements	3,177	7,787
Office and lab equipment	11,043	11,041
Computer equipment	7,006	7,784
Land	4,987	5,323
Right-of-use-assets
Buildings and greenhouses	9,648	17,697
Assets in process	643	1,019
	405,491	418,283
Less: Accumulated depreciation	(111,968)	(98,180)
	$293,523	$320,103

Depreciation expense included in cost of goods sold for the year ended March 31, 2025 is $18,895 (year ended March 31, 2024 – $24,655; year ended March 31, 2023 – $45,119). Depreciation expense included in selling, general and administrative expenses for the year ended March 31, 2025 is $2,627 (year ended March 31, 2024 – $3,721; year ended March 31, 2023 – $10,456).

See Note 7 for information on the impairment and abandonment of property, plant and equipment, net that resulted in a loss of $13,523 that the Company recognized as part of its restructuring actions in the year ended March 31, 2025 (year ended March 31, 2024 – $40,578 gain; year ended March 31, 2023 – $376,176 loss).

15. INTANGIBLE ASSETS

The components of intangible assets are as follows:

	March 31, 2025		March 31, 2024
	Gross	Net	Gross	Net
	Carrying	Carrying	Carrying	Carrying
	Amount	Amount	Amount	Amount
Finite lived intangible assets
Intellectual property	$87,770	$32,301	$82,423	$38,571
Distribution channel	46,210	2,093	45,981	3,029
Operating licenses	24,400	12,925	24,400	15,964
Software and domain names	33,159	1,763	32,262	7,010
Brands	14,499	7,469	14,493	10,850
Amortizable intangibles in process	194	194	29	29
Total	$206,232	$56,745	$199,588	$75,453

Indefinite lived intangible assets
Acquired brands		$30,455		$28,600
Total intangible assets		$87,200		$104,053

Amortization expense included in cost of goods sold for the year ended March 31, 2025 is $33 (year ended March 31, 2024 – $55; year ended March 31, 2023 – $60). Amortization expense included in selling, general and administrative expenses for the year ended March 31, 2025 is $21,563 (year ended March 31, 2024 – $24,745; year ended March 31, 2023 – $24,398).

Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

2026	$17,156
2027	15,048
2028	14,353
2029	9,344
2030	844
Thereafter	-
Total	56,745

See Note 7 for information on: (i) the impairment and abandonment of intangible assets that resulted in charges in the amount of $nil that the Company recognized as part of its restructuring actions in the year ended March 31, 2025 (year ended March 31, 2024 - $nil; year ended March 31, 2023 – $27,399) and (ii) impairment charges of $nil in the year ended March 31, 2025 (year ended March 31, 2024 – $17,266; year ended March 31, 2023 – $14,614).

16. GOODWILL

The changes in the carrying amount of goodwill are as follows:

Balance, March 31, 2023	$85,563
Impairment losses	(42,081)
Foreign currency translation adjustments	(243)
Balance, March 31, 2024	$43,239
Foreign currency translation adjustments	2,803
Balance, March 31, 2025	$46,042

Year ended March 31, 2025

As part of the Company's annual impairment testing, the Company performed a quantitative goodwill impairment assessment for its remaining goodwill balance, which is assigned to the Company's Storz & Bickel reporting unit. From the analysis, no impairment was recognized as the estimated fair value of the Storz & Bickel reporting unit was more than its carrying value. The estimated fair value of the Storz & Bickel reporting unit was determined using the income valuation method, with the most significant assumptions used in applying this method being: (i) the discount rate; (ii) the expected long-term growth rate; (iii) revenue growth rate projections; and (iv) annual cash flow projections. This methodology is consistent with the methodology used in the prior year. At March 31, 2025, the remaining carrying value of the Storz & Bickel goodwill is $46,042.

Year ended March 31, 2024

As part of the Company's annual impairment testing, the Company's performed a quantitative goodwill impairment assessment for its remaining goodwill balance, which is assigned to the Company's Storz & Bickel reporting unit. From the analysis, an impairment of $42,081 to Storz & Bickel's goodwill was recognized as the estimated fair value of the Storz & Bickel reporting unit was less than its carrying value. The estimated fair value of the Storz & Bickel reporting unit was determined using the income valuation method, with the most significant assumptions used in applying this method being: (i) the discount rate; (ii) the expected long-term growth rate; (iii) revenue growth rate projections; and (iv) annual cash flow projections. Certain negative trends, including slower growth rates, resulted in updated long-term financial forecasts indicating lower forecasted revenue and cash flow generation for the Storz & Bickel reporting unit. This methodology is consistent with that used by the Company for its annual impairment test conducted at March 31, 2023. At March 31, 2024, the remaining carrying value of the Storz & Bickel goodwill is $43,239.

17. OTHER ACCRUED EXPENSES AND LIABILITIES

The components of other accrued expenses and liabilities are as follows:

	March 31,	March 31,
	2025	2024
Employee compensation	$13,729	$21,468
Taxes and government fees	13,073	10,519
Professional fees	2,699	5,849
Other	9,112	16,203
	$38,613	$54,039

18. DEBT

The components of debt are as follows:

		March 31,	March 31,
	Maturity Date	2025	2024
Credit facility	September 18, 2027
Principal amount		216,686	486,935
Accrued interest		-	831
Deferred financing costs		(5,566)	(17,948)
		211,120	469,818
Supreme convertible debentures	September 10, 2025	2,311	30,654
Accretion debentures	September 10, 2025	163	6,390
May 2024 Convertible Debenture	May 14, 2029	90,231	-
Promissory note	December 31, 2024	-	89,224
Other revolving debt facility, loan, and financings		244	1,143
		304,069	597,229
Less: current portion		(4,258)	(103,935)
Long-term portion		$299,811	$493,294

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

On August 8, 2024, the Company entered into an amendment (the “Amending Agreement”) with all of the lenders to the Credit Facility under the Credit Agreement dated March 18, 2021, as amended on October 24, 2022 and July 13, 2023, among the Company and 11065220 Canada Inc., as borrowers, the lenders party thereto and Wilmington Trust, National Association, as administrative and collateral agent. Pursuant to the terms of the Amending Agreement, the maturity date of the Credit Facility was extended to December 18, 2026 and a mandatory US$97,500 prepayment of the Credit Facility at 97.5% of par thereby reducing the outstanding amount of the Credit Facility by US$100,000 was required to be made by December 31, 2024. In addition, the Amending Agreement provided for a further extension to the maturity date of the Credit Facility to September 18, 2027 if an optional prepayment on the same terms was made on or before March 31, 2025 (the “Optional Prepayment”). The Amending Agreement also includes changes to certain negative covenants, repayment provisions in the event of divestitures and events of default.

Through August 8, 2024, the Credit Facility matured on March 18, 2026 and through December 26, 2023, had an interest rate of LIBOR + 8.50%. After August 8, 2024, the Credit Facility matured on December 18, 2026, and after December 26, 2023, interest on amounts outstanding under the Credit Facility is calculated at either the applicable prime rate plus 7.50% per annum, subject to a prime rate floor of 2.00%, or adjusted term SOFR plus 8.50% per annum, subject to an adjusted term SOFR floor of 1.00%. The Company’s obligations under the Credit Facility are guaranteed by material wholly-owned Canadian and U.S. subsidiaries of the Company. The Credit Facility is secured by substantially all of the assets of the Company and its material wholly-owned Canadian and U.S. subsidiaries, including material real property. The Amended Credit Agreement contains representations and warranties, and affirmative and negative covenants.

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

On March 31, 2025, the Company made the Optional Prepayment and, as a result, the maturity date under the Credit Agreement was extended to September 18, 2027. The Optional Prepayment resulted in an aggregate principal reduction of $143,870 (US$100,000) for a cash payment of $140,273 (US$97,500).

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

For the years ended March 31, 2025 and March 31, 2024 principal payments on the Accretion Debentures totaled $1,473 and $3,500, respectively, and approximately $30,227 of aggregate principal amount of outstanding Supreme Debentures and Accretion Debentures were settled through the August 2024 Supreme Convertible Debt Exchange and the Exchange and Subscription Agreement (as defined below).

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

Promissory Note

On April 18, 2024, the Company entered into an exchange agreement (the “April 2024 Exchange Agreement”) with Greenstar, pursuant to which Greenstar converted approximately $81,220 of the principal amount of the $100,000 principal amount of the CBI Note (as defined below) into 9,111,549 exchangeable shares of the Company (the “Exchangeable Shares”), calculated based on a price per Exchangeable Share equal to $8.91 (the “Note Exchange”). Pursuant to the terms of the April 2024 Exchange Agreement, all accrued but unpaid interest on the CBI Note together with the remaining principal amount of the CBI Note was cancelled and forgiven for no additional consideration by Greenstar. Following the closing of the Note Exchange, there is no outstanding balance owing under the CBI Note and the CBI Note has been cancelled.

Unsecured Senior Notes

On June 20, 2018, the Company issued the 4.25% unsecured senior notes due in 2023 (the “Canopy Notes”) with an aggregate principal amount of $600,000. The Canopy Notes bore interest at a rate of 4.25% per annum, payable semi-annually on January 15th and July 15th of each year commencing from January 15, 2019. The Canopy Notes matured on July 15, 2023. The Canopy Notes were subordinated in right of payment to any existing and future senior indebtedness. The Canopy Notes ranked senior in right of payment to any future subordinated borrowings. The Canopy Notes were effectively junior to any secured indebtedness and the Canopy Notes were structurally subordinated to all indebtedness and other liabilities of the Company’s subsidiaries.

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

During the year ended March 31, 2024, the Company acquired and cancelled the remaining aggregate principal amount of Canopy Notes, which resulted in a release of accumulated other comprehensive income into other income (expense), net of $2,373. The related tax impact of $13,433 for the year ended March 31, 2024 associated with the aggregate principal amount acquired and cancelled was also released from accumulated other comprehensive income into deferred income tax expense. Refer to Note 23.

The overall change in fair value of the Canopy Notes during the year ended March 31, 2024, was a decrease of $331,250, which included contractual interest of $2,925, and principal redemption of $337,380. Upon redemption, the principal redeemed during the year ended March 31, 2024 had a fair value of $334,005.

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

For the year ended March 31, 2024, US$72,800 in aggregate principal amount of the Convertible Debentures were converted for 8,445,894 Canopy Growth common shares. As of March 31, 2024, all conversions pursuant to the Convertible Debentures were completed and the amount outstanding under the Convertible Debentures was $nil.

Debt payments

As of March 31, 2025, the required principal repayments under long-term debt obligations for each of the five succeeding fiscal years and thereafter are as follows:

2026	$2,422
2027	-
2028	216,686
2029	-
2030	96,358
Thereafter	-
$315,466

19. OTHER LIABILITIES

The components of other liabilities are as follows:

	As at March 31, 2025			As at March 31, 2024
	Current	Long-term	Total	Current	Long-term	Total
Lease liabilities	$16,542	$27,786	$44,328	$15,173	$55,597	$70,770
Acquisition consideration and other investment related liabilities	-	4,439	4,439	12,809	10,558	23,367
Refund liability	2,661	-	2,661	4,169	-	4,169
Settlement liabilities and other	6,231	4,048	10,279	15,917	5,659	21,576
	$25,434	$36,273	$61,707	$48,068	$71,814	$119,882

In December 2024, the Company renegotiated the terms of a long-term facility lease, resulting in a short-term to long-term reclassification of its lease liabilities (the “Lease Renegotiation”). The renegotiated terms result in changes to future cashflows associated with the lease.

20. REDEEMABLE NONCONTROLLING INTEREST

The net change in the redeemable noncontrolling interests is as follows:

	Vert Mirabel	BioSteel	Total
As at March 31, 2022	$1,000	$31,500	$32,500
Net loss attributable to redeemable noncontrolling interest	(53)	(29,491)	(29,544)
Adjustments to redemption amount	53	9,667	9,720
Redemption of redeemable noncontrolling interest	(1,000)	(11,676)	(12,676)
As at March 31, 2023	-	-	-
Net loss attributable to redeemable noncontrolling interest	-	(18,526)	(18,526)
Adjustments to redemption amount	-	18,526	18,526
As at March 31, 2024	-	-	-
Net loss attributable to redeemable noncontrolling interest	-	-	-
Adjustments to redemption amount	-	-	-
As at March 31, 2025	$-	$-	$-

In August 2023, the Company issued 1,520,605 common shares relating to its acquisition of the Vert Mirabel redeemable noncontrolling interest which had closed in March 2023.

21. SHARE CAPITAL

Authorized

An unlimited number of common shares and exchangeable shares.

(i) Equity financings

Year ended March 31, 2025

On June 6, 2024, the Company established an at-the-market equity program that allowed it to issue and sell up to US$250,000 of common shares of the Company to the public from time to time at the Company’s discretion (the “June 2024 ATM Program”) pursuant to an equity distribution agreement entered into between the Company and BMO Nesbitt Burns Inc., as Canadian agent, and BMO Capital Markets Corp., as U.S. agent (together, the “Agents”). As of March 31, 2025, the June 2024 ATM Program has been completed and a total of 71,044,862 common shares have been sold for gross proceeds of $347,076 (US$250,000).

On February 28, 2025, the Company established a new at-the-market equity program that allows it to issue and sell up to US$200,000 of common shares of the Company to the public from time to time at the Company's discretion (the “February 2025 ATM Program” and together with the June 2024 ATM Program, the “ATM Programs”) pursuant to an equity distribution agreement (the “2025 Equity Distribution Agreement”) entered into among the Company and the Agents. The February 2025 ATM Program will be effective until the earlier of (i) the issuance and sale of all of the common shares issuable pursuant to the February 2025 ATM Program (ii) the date on which the Company receives notice from a securities regulatory authority that the Company’s Canadian short form base shelf prospectus dated June 5, 2024 and/or the Company’s registration statement filed with the SEC has ceased to be effective and (iii) July 5, 2026, unless terminated earlier in accordance with the terms of the 2025 Equity Distribution Agreement. The 2025 Equity Distribution Agreement replaced the 2024 Equity Distribution Agreement.

During the fiscal year ended March 31, 2025, the Company sold 23,169,358 common shares for gross proceeds of $38,315 under the February 2025 ATM Program. Refer to Note 36 for additional information on common shares sold after March 31, 2025 as part of the February 2025 ATM Program.

Year ended March 31, 2024

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

Year ended March 31, 2023

There were no equity financings during the year ended March 31, 2023.

(ii) Other issuances of common shares

During the year ended March 31, 2025, the Company issued the following common shares, net of share issuance costs, as a result of business combinations, milestones being met, and other equity-settled transactions:

	Number of common shares	Share capital	Share and warrant reserve
Settlement of Acreage Acquisition	12,559,952	$63,919	$11,939
Other issuances and share issue costs	-	(10,245)	-
Total	12,559,952	$53,674	$11,939

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

(iii) Warrants

	Number of whole warrants	Average exercise price	Warrant value
Balance outstanding at March 31, 2022[1]	12,819,305	$580.40	$2,581,788
Expiry of warrants	-	-	-
Balance outstanding at March 31, 2023[1]	12,819,305	$580.40	$2,581,788
Issuance of warrants from private placement	10,451,457	$9.11	$28,731
Expiry of warrants	(12,819,305)	580.39	-
Balance outstanding at March 31, 2024	10,451,457	$9.12	$2,610,519
Issuance of warrants	4,548,088	13.31	13,525
Issuance of replacement warrants resulting from the Acreage Acquisition	1,845,843	10.72	7,111
Exercise of warrants	(1,279,660)	6.60	(3,018)
Expiry of warrants	(82,148)	127.89	-
Balance outstanding at March 31, 2025	15,483,580	$10.47	$2,628,137

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

(iv) Issuances of exchangeable shares

On April 18, 2024, Greenstar and CBG Holdings LLC (“CBG”), indirect, wholly-owned subsidiaries of CBI, exchanged all 17,149,925 Canopy Growth common shares they collectively held for 17,149,925 Exchangeable Shares for no consideration. In addition, an additional 9,111,549 Exchangeable Shares were issued to Greenstar as part of the Note Exchange. The Exchangeable Shares are convertible at any time, at the option of the holder, into Canopy Growth common shares on a one for one basis. See Note 18 for additional details relating to the Note Exchange.

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

The maximum number of common shares reserved for Awards is 18,386,530 at March 31, 2025 (March 31, 2024 – 9,111,550). As of March 31, 2025, the only Awards issued have been Options, RSUs and performance share units ("PSUs") under the Previous Equity Incentive Plan, and Options and RSUs under the Omnibus Equity Incentive Plan.

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

The following is a summary of the changes in the Options outstanding during the years ended March 31, 2023, 2024 and 2025:

	Options issued	Weighted average exercise price
Balance outstanding at March 31, 2022	1,678,296	$338.90
Options granted	465,880	49.30
Options exercised	(7,959)	35.30
Options forfeited	(761,128)	288.00
Balance outstanding at March 31, 2023	1,375,089	$271.20
Options granted	2,438,257	6.22
Options exercised	(1,143)	0.60
Options forfeited	(928,281)	214.17
Balance outstanding at March 31, 2024	2,883,922	$70.01
Options granted	990,107	8.81
Replacement options issued resulting from the Acreage Acquisition	93,383	85.67
Options exercised	(18,621)	6.05
Options expired/forfeited	(299,876)	334.48
Balance outstanding at March 31, 2025	3,648,915	$32.81

The following is a summary of the Options outstanding as at March 31, 2025:

	Options Outstanding		Options Exercisable
		Weighted Average		Weighted Average
		Remaining		Remaining
	Outstanding at	Contractual Life	Exercisable at	Contractual Life
Range of Exercise Prices	March 31, 2025	(years)	March 31, 2025	(years)
$3.50 - $7.50	2,239,338	4.31	668,981	4.10
$7.51 - $56.10	1,031,435	4.41	183,644	3.30
$56.11 - $445.80	378,142	0.87	270,268	0.98
	3,648,915	4.06	1,122,893	3.42

At March 31, 2025, the weighted average exercise price of Options outstanding and options exercisable was $32.81 and $63.41, respectively (March 31, 2024 – $70.01 and $312.68, respectively).

The Company recorded $(8,619) in share-based compensation expense related to Options issued to employees and contractors for the year ended March 31, 2025 (for the year ended March 31, 2024 – $10,403; for the year ended March 31, 2023 – $6,878). The share-based compensation expense for the year ended March 31, 2025 includes an amount related to 107,874 Options being provided in exchange for services which are subject to performance conditions (for the year ended March 31, 2024 – 107,874; for the year ended March 31, 2023 – 107,874).

The share-based compensation expense for the year ended March 31, 2025 includes a large expense reversal resulting from the departure of the Company's former CEO. The departure resulted in a reversal of expense relating to unvested equity.

The Company uses the Black-Scholes option pricing model to establish the fair value of Options granted during the years ended March 31, 2025, 2024 and 2023 on their measurement date by applying the following assumptions:

	March 31,	March 31,	March 31,
	2025	2024	2023
Risk-free interest rate	3.44%	3.83%	3.45%
Expected life of options (years)	3 - 5	3 - 5	3 - 5
Expected volatility	117%	83%	77%
Expected forfeiture rate	19%	21%	19%
Expected dividend yield	nil	nil	nil
Black-Scholes value of each Option	$5.94	$3.87	$29.20

Volatility was estimated by using the historical volatility of the Company. The expected life in years represents the period of time that Options granted are expected to be outstanding. The risk-free rate was based on zero coupon Canada government bonds with a remaining term equal to the expected life of the Options.

For the year ended March 31, 2025, the Company recorded $4,414 in share-based compensation expense related to RSUs and PSUs (for the year ended March 31, 2024 – $3,777, for the year ended March 31, 2023 – $18,444).

The following is a summary of changes in the Company’s RSUs and PSUs during the years ended March 31, 2023, 2024 and 2025:

Number of RSUs and PSUs
Balance outstanding at March 31, 2022	347,729
RSUs and PSUs granted	314,310
RSUs and PSUs released	(146,494)
RSUs and PSUs cancelled and forfeited	(257,223)
Balance outstanding at March 31, 2023	258,322
RSUs and PSUs granted	1,556,983
RSUs and PSUs released	(140,496)
RSUs and PSUs cancelled and forfeited	(402,510)
Balance outstanding at March 31, 2024	1,272,299
RSUs and PSUs granted	774,331
Replacement RSUs issued resulting from the Acreage Acquisition	6,627
RSUs and PSUs released	(449,636)
RSUs and PSUs cancelled and forfeited	(243,936)
Balance outstanding at March 31, 2025	1,359,685

23. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income includes the following components:

	Foreign currency translation adjustments	Changes of own credit risk of financial liabilities	Accumulated other comprehensive income (loss)
As at March 31, 2022	$(57,468)	$15,186	$(42,282)
Disposal of consolidated entities	-	(29,507)	(29,507)
Other comprehensive income	27,207	30,722	57,929
As at March 31, 2023	(30,261)	16,401	(13,860)
Settlement of unsecured senior notes, net of deferred income tax	-	11,060	11,060
Other comprehensive loss	(917)	(12,334)	(13,251)
As at March 31, 2024	$(31,178)	$15,127	$(16,051)
Disposal and liquidation of consolidated entities	18,593	-	18,593
Extinguishment of promissory note and issuance of exchangeable shares	-	(15,127)	(15,127)
Other comprehensive income	13,120	-	13,120
As at March 31, 2025	$535	$-	$535

24. NONCONTROLLING INTERESTS

The net change in the noncontrolling interests is as follows:

	Vert Mirabel	BioSteel	Other	Total
As at March 31, 2022	$-	$2,497	$1,844	$4,341
Comprehensive loss	(53)	(29,491)	(1,844)	(31,388)
Net loss attributable to redeemable noncontrolling interest	53	29,491	-	29,544
Share-based compensation		570	-	570
Ownership changes	-	-	140	140
Redemption of redeemable noncontrolling interests, net		(1,620)	-	(1,620)
As at March 31, 2023	-	1,447	140	1,587
Comprehensive loss	-	(18,526)		(18,526)
Net loss attributable to redeemable noncontrolling interest	-	18,526	-	18,526
Share-based compensation	-	148	-	148
Ownership changes	-	(1,595)	(1)	(1,596)
As at March 31, 2024	-	-	$139	$139
Comprehensive income (loss)	-	-	-	-
Canopy USA Transactions	-	-	(139)	(139)
As at March 31, 2025	$-	$-	$-	$-

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

The following table represents the Company's financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair value measurement using
	Quoted	Significant
	prices in	other	Significant
	active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2025
Assets:
Short-term investments	$17,656	$-	$-	$17,656
Restricted short-term investments	6,410	-	-	6,410
Other investments	46	-	177,827	177,873

March 31, 2024
Assets:
Short-term investments	$33,161	$-	$-	$33,161
Restricted short-term investments	7,310	-	-	7,310
Other investments	2,957	-	426,306	429,263
Liabilities:
Long-term debt	-	-	89,224	89,224
Other liabilities	-	-	18,983	18,983

The following table summarizes the valuation techniques and significant unobservable inputs in the fair value measurement of significant level 3 financial instruments:

Financial asset / financial liability	Valuation techniques	Significant unobservable inputs	Relationship of unobservable inputs to fair value
Canopy USA, LLC Equity Method Investment	Asset based approach	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
		Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
		Expected future cash flows	Increase or decrease in expected future cash flows will result in an increase or decrease in fair value
		Volatility of Wana and Jetty equity	Increase or decrease in volatility will result in an increase or decrease in fair value
Canopy USA LPs Equity Method Investment	Asset based approach	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
Elevate Loan Receivable	Lesser of discounted cash flow and debtor net assets	Equity value of Canopy USA	Increase or decrease in equity value will result in an increase or decrease in fair value
Acreage Debt	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value

Acreage financial instrument[1]	Probability weighted expected return	Probability of each scenario	Change in probability of occurrence in each scenario will result in a change in fair value
	model	Number of common shares to be issued	Increase or decrease in value and number of common shares will result in a decrease or increase in fair value
		Intrinsic value of Acreage	Increase or decrease in intrinsic value will result in an increase or decrease in fair value
		Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
		Estimated premium on US legalization	Increase or decrease in estimated premium on US legalization will result in an increase or decrease in fair value
		Control premium	Increase or decrease in estimated control premium will result in an increase or decrease in fair value
		Market access premium	Increase or decrease in estimated market access premium will result in an increase or decrease in fair value
TerrAscend Exchangeable Shares, TerrAscend Option[1]	Put option pricing model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
Hempco Debenture[1]	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
TerrAscend warrants - December 2022[1]	Black-Scholes option pricing model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
Wana financial instrument - Call	Discounted cash flow	Expected future Wana cash flows	Increase or decrease in expected future Wana cash flows will result in an increase or decrease in fair value
Options[1]		Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
Wana financial instrument - Deferred Payments[1]	Monte Carlo simulation model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
		Volatility of Wana equity	Increase or decrease in volatility will result in an increase or decrease in fair value
Jetty financial instrument -	Discounted cash flow	Expected future Jetty cash flows	Increase or decrease in expected future Jetty cash flows will result in an increase or decrease in fair value
Call Options[1]		Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
Jetty financial instrument - Deferred Payments[1]	Monte Carlo simulation model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
		Volatility of Jetty equity and revenue	Increase or decrease in volatility will result in an increase or decrease in fair value
CBI promissory note	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
Acreage Debt Option Premium[1]	Monte Carlo simulation model	Volatility of Acreage share price	Increase or decrease in volatility will result in a decrease or increase in fair value
Acreage Tax Receivable	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
Agreement[1]	Probability-weighted expected return	Probability of each scenario	Change in probability of occurrence in each scenario will result in a change in fair value
	model	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value

1 Derecognized upon the deconsolidation of Canopy USA.

26. REVENUE

Revenue is disaggregated as follows:

	Years ended
	March 31,	March 31,	March 31,
	2025	2024	2023
Canada cannabis
Canadian adult-use cannabis[1,3]	$78,828	$92,803	$133,586
Canadian medical cannabis[2,4]	77,032	66,362	61,859
	$155,860	$159,165	$195,445

International markets cannabis	$39,734	$41,312	$38,949
Storz & Bickel	$73,401	$70,670	$64,845
This Works	$-	$21,256	$26,029
Other[1,2]	-	4,743	7,985

Net revenue	$268,995	$297,146	$333,253

1 A reclassification of $433 and $2,317 of ancillary cannabis revenues from Other to Canadian adult-use cannabis occurred for the year ended March 31, 2024 and March 31, 2023, respectively.

2 A reclassification of $5,016 and $6,061 of ancillary cannabis revenues from Other to Canadian medical cannabis occurred for the year ended March 31, 2024 and March 31, 2023, respectively.

3 Canadian adult-use cannabis net revenue during the year ended March 31, 2025 reflects excise taxes of $36,442 (year ended March 31, 2024 - $40,115; and year ended March 31, 2023 - $43,071).

4 Canadian medical cannabis net revenue during the year ended March 31, 2025 reflects excise taxes of $8,532 (year ended March 31, 2024 - $6,673; and year ended March 31, 2023 - $4,926).

The Company recognizes variable consideration related to estimated future product returns and price adjustments as a reduction of the transaction price at the time revenue for the corresponding product sale is recognized. Net revenue reflects actual returns and variable consideration related to estimated returns and price adjustments in the amount of $4,266 for the year ended March 31, 2025 (year ended March 31, 2024 – $4,159; and year ended March 31, 2023 – $12,072). As of March 31, 2025, the liability for estimated returns and price adjustments was $2,661 (March 31, 2024 – $4,169).

27. OTHER INCOME (EXPENSE), NET

Other income (expense), net is disaggregated as follows:

	Years ended
	March 31,	March 31,	March 31,
	2025	2024	2023
Fair value changes on Canopy USA related assets	$(397,312)	$(125,341)	$(420,490)
Fair value changes on other financial assets	(2,915)	535	(3,625)
Fair value changes on liability arising from Acreage Arrangement	-	-	47,000
Fair value changes on debt	-	(35,843)	(43,104)
Fair value changes on warrant derivative liability	-	-	26,920
Fair value changes on acquisition related contingent consideration and other	(35,525)	12,315	38,890
Gain (charges) related to settlement of debt	22,340	(12,134)	582
Interest income	8,815	16,235	24,282
Interest expense	(74,569)	(105,352)	(126,157)
Foreign currency gain	1,486	704	1,816
Other income (expense), net	(2,174)	6,240	(1,758)
	$(479,854)	$(242,641)	$(455,644)

28. INCOME TAXES

Net loss before income taxes was generated as follows:

	Years ended
	March 31,	March 31,	March 31,
	2025	2024	2023
Domestic - Canada	$(978,255)	$(280,786)	$(2,284,864)
Foreign - outside of Canada	381,258	(190,569)	(801,294)
	$(596,997)	$(471,355)	$(3,086,158)

The income tax (expense) recovery consists of the following:

	Years ended
	March 31,	March 31,	March 31,
	2025	2024	2023
Current
Domestic - Canada	$79	$(462)	$4,783
Foreign - outside of Canada	(418)	194	(676)
	$(339)	$(268)	$4,107
Deferred
Domestic - Canada	$(7,006)	$(12,596)	$(2,649)
Foreign - outside of Canada	204	537	4,270
	(6,802)	(12,059)	1,621
Income tax (expense) recovery	$(7,141)	$(12,327)	$5,728

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

A reconciliation of the amount of income taxes reflected above compared to the expected income taxes calculated at the combined Canadian federal and provincial enacted statutory tax rate of 26.5% for each of the three years ended March 31, 2025, 2024 and 2023 is as follows:

	Years ended
	March 31,	March 31,	March 31,
	2025	2024	2023
Net loss before income taxes	$(596,997)	$(471,355)	$(3,086,158)
Expected tax rate	26.5%	26.5%	26.5%
Expected income tax recovery	158,204	124,909	817,832
Non-deductible and non-taxable items	(8,025)	5,072	(29,292)
Fair value changes on Acreage Arrangement	-	(1,191)	12,386
Fair value changes on warrant derivative liability	-	-	6,294
Settlement of unsecured senior notes	(13,991)	(11,360)	(14,862)
Share-based compensation	2,088	(2,796)	(2,126)
Goodwill impairment	-	-	(473,702)
Change in valuation allowance	(58,672)	(137,213)	(252,260)
Effect of tax rates outside of Canada	4,433	3,072	(4,596)
Non-taxable portion of capital gains and losses	(91,255)	(77,076)	(48,573)
Effect from divestiture of consolidated entities	-	84,842	-
Other	77	(586)	(5,373)
Income tax (expense) recovery	$(7,141)	$(12,327)	$5,728

Current income taxes payable in the amount of $397 (March 31, 2024 – $512) is included in accounts payable and current income taxes receivable in the amount of $nil (March 31, 2024 – $485) is included in other accounts receivable.

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

Significant components of deferred income tax assets (liabilities) consist of the following:

	Years ended
	March 31,	March 31,
	2025	2024
Deferred income tax assets
Property, plant and equipment	$74,392	$94,386
Intangible assets	17,483	14,017
Inventory reserves and write-downs	5,587	6,448
Other reserves and accruals	2,792	4,590
Losses carried forward	1,176,913	1,115,772
Equity method investments and other financial assets	106,570	95,266
Deferred financing costs	11,439	15,013
Unrealized Losses	68,877	59,167
Other	10,698	13,145
Gross deferred income tax assets	1,474,751	1,417,804
Valuation allowances	(1,474,467)	(1,415,794)
Total deferred income tax assets, net	$284	$2,010

Deferred income tax liabilities
Intangible assets	$-	$(29)
Total deferred income tax liabilities	-	(29)
Net deferred income tax assets	$284	$1,981

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

As at March 31, 2025, the Company had temporary differences associated with investments in foreign subsidiaries for which no deferred income tax liabilities have been recognized, as the Company is able to control the timing of the reversal of these temporary differences and material undistributed earnings are considered permanently invested. Determination of the amount of the unrecognized deferred income tax liability is not practicable due to the inherent complexity of the multi-jurisdictional operations of the Company.

As at March 31, 2025, the Company has the following losses carried forward available to reduce future years’ taxable income, which losses expire as follows:

Expiring within 5 years	$1,748
Expiring between 5 and 10 years	13,547
Expiring between 10 and 15 years	615,838
Expiring between 15 and 20 years	2,528,772
Indefinite	572,137
$3,732,042

Total in Canada	$3,158,055
Total in United States	520,415
Total in Europe	53,572
$3,732,042

Total operating losses	$3,732,042
Total capital losses (carried forward indefinitely)	1,428,956
$5,160,998

29. ACQUISITIONS

(a) Year ended March 31, 2025

There were no acquisitions during the year ended March 31, 2025.

(b) Year ended March 31, 2024

There were no acquisitions during the year ended March 31, 2024.

(c) Year ended March 31, 2023

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

(b) Retail Divestiture

On September 27, 2022, the Company entered into the following two agreements to divest its retail business in Canada, which includes the retail stores operating under the Tweed and Tokyo Smoke banners:

•
An agreement with OEG Retail Cannabis (“OEGRC”), a prior Canopy Growth licensee partner, pursuant to which OEGRC acquired ownership of 23 of the Company’s corporate-owned retail stores in Manitoba, Saskatchewan and Newfoundland and Labrador, as well as all Tokyo Smoke-related intellectual property (the “OEGRC Transaction”). In connection with the OEGRC Transaction, the Tokyo Smoke brand has been transferred to OEGRC and all acquired retail stores branded as Tweed were rebranded by OEGRC. In addition, the master franchise agreement between the Company and OEGRC, pursuant to which OEGRC licenses the Tokyo Smoke brand in Ontario, was terminated effective on the closing of the OEGRC Transaction. The OEGRC Transaction closed on December 30, 2022.
•
An agreement (the “FOUR20 Agreement”) with 420 Investments Ltd. (“FOUR20”), a licensed cannabis retailer, pursuant to which FOUR20 acquired ownership of five of the Company’s corporate-owned retail stores in Alberta (the “FOUR20 Transaction”). Pursuant to the FOUR20 Agreement, the stores were rebranded under FOUR20’s retail banner upon closing of the FOUR20 Transaction. The FOUR20 Transaction closed on October 26, 2022.

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

See Note 5 for information regarding the Reorganization, Reorganization Amendments and Additional Reorganization Amendments. In connection with the Reorganization and the Floating Share Arrangement Agreement, Canopy Growth irrevocably waived the Acreage Floating Option. Following the implementation of the Reorganization, Canopy USA, as of October 24, 2022, holds certain U.S. cannabis investments previously held by the Company, which enabled Canopy USA to consummate the acquisition of Acreage. See Note 5 for more details related to the Acreage Acquisition.

32. LEASES

The Company primarily leases office and production facilities, warehouses, production equipment and vehicles. The Company assesses service arrangements to determine if an asset is explicitly or implicitly specified in the agreement and if the Company has the right to control the use of the identified asset.

The right-of-use asset is initially measured at cost, which is primarily comprised of the initial amount of the lease liability, plus initial direct costs and lease payments at or before the lease commencement date, less any lease incentives received, and is amortized on a straight-line basis over the remaining lease term. All right-of-use assets are reviewed periodically for impairment. The lease liability is initially measured at the present value of lease payments, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the incremental borrowing rate. The Company elected to recognize expenses for leases with a term of 12 months or less on a straight-line basis over the lease term and not to recognize these short-term leases on the balance sheet. Leases have varying terms and certain of the Company's lease arrangements provide it with the option to extend or to terminate the lease early.

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

Balance sheet location

A summary of lease right-of-use assets and liabilities are as follows:

	March 31,	March 31,
	2025	2024
Property, plant and equipment
Operating lease	$4,556	$7,154
Finance lease	-	5,362
	$4,556	$12,516
Other current liabilities:
Operating lease	$7,463	$11,733
Finance lease	9,079	3,440
Other long-term liabilities:
Operating lease	15,667	23,084
Finance lease	12,119	32,513
	$44,328	$70,770

Lease expense

The components of total lease expense are as follows:

	Years ended
	March 31,	March 31,
	2025	2024
Operating lease expense	$12,068	$8,528
Finance lease expense	1,422	1,840
	$13,490	$10,368

Lease maturities

As of March 31, 2025, the minimum payments due for lease liabilities for each of the five succeeding fiscal years and thereafter are as follows:

	Operating Leases	Finance Leases
2026	$8,371	$9,819
2027	7,479	6,250
2028	6,024	6,250
2029	3,063	-
2030	-	-
Thereafter	-	-
Total lease payments	$24,937	$22,319
Less: Interest	1,807	1,121
Total lease liabilities	$23,130	$21,198

Supplemental information

	Years ended
	March 31,	March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,337	$10,362
Operating cash flows from finance leases	1,422	1,840
Financing cash flows from finance leases	13,584	17,419

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$1,810	$-
Finance leases	-	-

	March 31,	March 31,
	2025	2024
Weighted-average remaining lease term:
Operating leases	3	4
Finance leases	2	1

Weighted-average discount rate
Operating leases	5.05%	5.92%
Finance leases	6.31%	4.50%

33. RELATED PARTY

Year ended March 31, 2025

For the year ended March 31, 2025, CBG converted its Canopy Growth common shares into Exchangeable Shares (Note 21(iv)) and additional Exchangeable Shares were issued to Greenstar as part of the Note Exchange (Note 18).

Year ended March 31, 2024

There were no reportable related party transactions in the year ended March 31, 2024.

Year ended March 31, 2023

Pursuant to the Reorganization, the Company entered into certain agreements with CBI. In connection with the Reorganization, on October 24, 2022, Canopy Growth entered into a consent agreement with CBG and Greenstar (the “Third Consent Agreement”), and pursuant to the terms thereof, following the exchange by CBG and Greenstar of all 17,149,925 Canopy Growth common shares they collectively held for 17,149,925 Exchangeable Shares for no consideration on April 18, 2024 (the “CBI Exchange”), other than Third Consent Agreement, and the termination rights contained therein, all agreements between Canopy Growth and CBI, including the second amended and restated investor rights agreement dated as of April 18, 2019, by and among certain wholly-owned subsidiaries of CBI and Canopy Growth, were terminated. Pursuant to the terms of the Third Consent Agreement, all nominees of CBI that were sitting on the board of directors of Canopy Growth immediately prior to the CBI Exchange resigned as directors of Canopy Growth.

34. COMMITMENTS AND CONTINGENCIES

The Company has entered into agreements in which it has committed to purchase a minimum amount of inventory, pay a minimum amount of royalty expenses, incur expenditures for property, plant and equipment and procure various other goods or services. The following summarizes the Company’s annual minimum commitments associated with its contractual agreements as of March 31, 2025. This amount excludes the Company’s debt and lease related commitments which are disclosed elsewhere in Notes 18 and 32, respectively in these consolidated financial statements.

2026	$36,264
2027	204
2028	-
2029	-
2030	-
Thereafter	-
$36,468

Legal proceedings

In the ordinary course of business, the Company is at times subject to various legal proceedings and disputes. The Company assesses the liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, a liability is recorded in the consolidated financial statements. Where a loss is only reasonably possible or the amount of the loss cannot be reasonably estimated, no liability is recorded in the consolidated financial statements, but disclosures, as necessary, are provided.

35. SEGMENTED INFORMATION

Reportable segments

The Company reports its financial results for the following four reportable segments:

•
Canada cannabis - includes the production, distribution and sale of a diverse range of cannabis, hemp and cannabis-related products in Canada pursuant to the Cannabis Act and cannabis-related areas such as merchandise and clinics;

•
International markets cannabis - includes the production, distribution and sale of a diverse range of cannabis and hemp products internationally pursuant to applicable international legislation, regulations and permits. Priority markets include medical cannabis in Australia and Europe where the Company offers branded high-quality flower, oil and extract products under the Company's recognized Spectrum Therapeutics and Canopy Medical brands, as well as the Company's Storz & Bickel line of medically approved vaporizers in Australia;
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

The accounting policies of each segment are the same as those disclosed in the summary of significant accounting policies in Note 3.

	Years ended
	March 31,	March 31,	March 31,
	2025	2024	2023
Segmented net revenue
Canada cannabis[1]	$155,860	$159,165	$195,445
International markets cannabis	39,734	41,312	38,949
Storz & Bickel	73,401	70,670	64,845
This Works	-	21,256	26,029
Other[1]	-	4,743	7,985
	$268,995	$297,146	$333,253
Segmented gross margin:
Canada cannabis[2]	$36,517	$25,640	$(92,894)
International markets cannabis	15,225	16,682	(3,322)
Storz & Bickel	27,769	30,128	26,112
This Works	-	10,534	10,205
Other[2]	-	(2,102)	(3,630)
	79,511	80,882	(63,529)
Selling, general and administrative expenses	169,626	229,429	342,517
Share-based compensation	(4,205)	14,180	25,322
Loss on asset impairment and restructuring	31,233	65,987	2,199,146
Operating loss from continuing operations	(117,143)	(228,714)	(2,630,514)
Other income (expense), net	(479,854)	(242,641)	(455,644)
Loss from continuing operations before incomes taxes	$(596,997)	$(471,355)	$(3,086,158)

1 A reclassification of $5,449 and $8,378 of ancillary cannabis revenues from Other to Canada cannabis occurred for the year ended March 31, 2024 and March 31, 2023, respectively.

2 A reclassification of $744 and $2,397 of ancillary cannabis gross margins from Other to Canada cannabis occurred for the year ended March 31, 2024 and March 31, 2023, respectively.

Asset information by segment is not provided to, or reviewed by, the Company’s CODM as it is not used to make strategic decisions, allocate resources, or assess performance.

Entity-wide disclosures

Disaggregation of net revenue by geographic area:

	Years ended
	March 31,	March 31,	March 31,
	2025	2024	2023
Canada	$155,912	$162,712	$201,417
Germany	59,904	52,194	48,701
United States	35,990	40,988	36,431
Other	17,189	41,252	46,704
	$268,995	$297,146	$333,253

Disaggregation of long-lived tangible assets by geographic area:

	March 31,	March 31,
	2025	2024
Canada	$239,382	$266,086
Germany	53,079	50,527
Other	1,062	3,490
	$293,523	$320,103

For the year ended March 31, 2025, one customer represented more than 10% of the Company’s net revenue (years ended March 31, 2024 and 2023, one and one, respectively).

36. SUBSEQUENT EVENTS

February 2025 ATM Program

Since March 31, 2025, the Company sold an additional 1,314,350 common shares under the February 2025 ATM Program for gross proceeds of $1,735.