Form 10-Q
period 2025-06-30
Canopy Growth Corp
filed 2025-08-08
CIK 1737927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 7, 2025, there were 239,849,225 common shares of the registrant outstanding and 26,261,474 non-voting and non-participating exchangeable shares of the registrant outstanding which are convertible at any time, at the option of the holder, into common shares of the registrant on a one for one basis.

Unless otherwise noted or the context indicates otherwise, references in this Quarterly Report on Form 10-Q (“Quarterly Report”) to the “Company,” “Canopy Growth,” “we,” “us” and “our” refer to Canopy Growth Corporation and its direct and indirect wholly-owned subsidiaries and investments accounted for by the equity method; the term “cannabis” means the plant of any species or subspecies of genus Cannabis and any part of that plant, including all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers; and the term “hemp” has the meaning given to such term in the U.S. Agricultural Improvement Act of 2018, including hemp-derived cannabidiol.

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

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(in thousands of Canadian dollars, except number of shares and per share data, unaudited)

	June 30, 2025	March 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$126,202	$113,811
Short-term investments	17,427	17,656
Restricted short-term investments	5,828	6,410
Amounts receivable, net	50,033	52,780
Inventory	93,821	96,373
Prepaid expenses and other assets	10,048	7,544
Total current assets	303,359	294,574
Other investments	161,900	179,977
Property, plant and equipment	291,274	293,523
Intangible assets	84,330	87,200
Goodwill	47,377	46,042
Other assets	16,431	16,385
Total assets	$904,671	$917,701

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$24,078	$26,099
Other accrued expenses and liabilities	46,535	38,613
Current portion of long-term debt	6,306	4,258
Other liabilities	21,750	25,434
Total current liabilities	98,669	94,404
Long-term debt	288,997	299,811
Other liabilities	28,029	36,273
Total liabilities	415,695	430,488
Commitments and contingencies
Canopy Growth Corporation shareholders' equity:
Share capital Common shares - $nil par value; Authorized - unlimited; Issued and outstanding - 205,147,235 shares and 183,865,295 shares, respectively. Exchangeable shares - $nil par value; Authorized - unlimited; Issued and outstanding - 26,261,474 shares and 26,261,474 shares, respectively.	8,836,531	8,796,406
Additional paid-in capital	2,614,869	2,618,417
Accumulated other comprehensive loss	7,248	535
Deficit	(10,969,672)	(10,928,145)
Total shareholders' equity	488,976	487,213
Total liabilities and shareholders' equity	$904,671	$917,701

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

(in thousands of Canadian dollars, except number of shares and per share data, unaudited)

	Three months ended June 30,
	2025	2024
Revenue	$88,748	$75,783
Excise taxes	16,614	9,571
Net revenue	72,134	66,212
Cost of goods sold	54,096	43,181
Gross margin	18,038	23,031
Operating expenses
Selling, general and administrative expenses	38,108	47,968
Share-based compensation	(99)	4,151
Loss on asset impairment and restructuring	2,653	20
Total operating expenses	40,662	52,139
Operating loss from continuing operations	(22,624)	(29,108)
Other income (expense), net	(18,612)	(93,889)
Loss from continuing operations before income taxes	(41,236)	(122,997)
Income tax expense	(291)	(6,194)
Net loss from continuing operations	(41,527)	(129,191)
Discontinued operations, net of income tax	-	2,053
Net loss attributable to Canopy Growth Corporation	$(41,527)	$(127,138)

Basic and diluted loss per share
Continuing operations	$(0.22)	$(1.63)
Discontinued operations	-	0.03
Basic and diluted loss per share	$(0.22)	$(1.60)
Basic and diluted weighted average common shares outstanding	188,321,555	79,243,020

Comprehensive income (loss):
Net loss from continuing operations	$(41,527)	$(129,191)
Other comprehensive income (loss), net of income tax
Foreign currency translation	6,713	(768)
Total other comprehensive income (loss), net of income tax	6,713	(768)
Comprehensive loss from continuing operations	(34,814)	(129,959)
Comprehensive income (loss) from discontinued operations	-	2,053
Comprehensive loss attributable to Canopy Growth Corporation	$(34,814)	$(127,906)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of Canadian dollars, unaudited)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

	Three months ended June 30, 2025
		Additional paid-in capital			Accumulated
	Share capital	Share-based reserve	Warrants	Ownership changes	other comprehensive income (loss)	Deficit	Total
Balance at March 31, 2025	$8,796,406	$513,229	$2,628,137	$(522,949)	$535	$(10,928,145)	$487,213
Common shares issued from February 2025 ATM Program	38,261	-	-	-	-	-	38,261
Other issuances of common shares and share issue costs	(1,585)	-	-	-	-	-	(1,585)
Share-based compensation	-	(99)					(99)
Issuance and vesting of restricted share units and performance share units	3,449	(3,449)	-	-	-	-	-
Comprehensive income (loss)	-	-	-	-	6,713	(41,527)	(34,814)
Balance at June 30, 2025	$8,836,531	$509,681	$2,628,137	$(522,949)	$7,248	$(10,969,672)	$488,976

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of Canadian dollars, unaudited)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

	Three months ended June 30, 2024
		Additional paid-in capital			Accumulated
	Share capital	Share-based reserve	Warrants	Ownership changes	other comprehensive income (loss)	Deficit	Noncontrolling interests	Total
Balance at March 31, 2024	$8,244,301	$514,578	$2,610,519	$(522,949)	$(16,051)	$(10,330,030)	$139	$500,507
Common shares issued from June 2024 ATM Program	46,291	-	-	-	-	-	-	46,291
Other issuances of common shares and share issue costs	(3,189)	-	-	-	-	-	-	(3,189)
Exercise of warrants	10,265	-	(2,702)	-	-	-	-	7,563
Share-based compensation	-	4,151	-	-	-	-	-	4,151
Issuance and vesting of restricted share units and performance share units	2,596	(2,596)	-	-		-	-	-
Extinguishment of promissory note and issuance of exchangeable shares	81,220	8,005	-	-	(15,127)	-	-	74,098
Canopy USA Transaction	12,452	-	-	-	10,398	-	(139)	22,711
Supreme debt settlement	-	-	8,697	-	-	-	-	8,697
Comprehensive loss	-	-	-	-	(768)	(127,138)	-	(127,906)
Balance at June 30, 2024	$8,393,936	$524,138	$2,616,514	$(522,949)	$(21,548)	$(10,457,168)	$-	$532,923

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of Canadian dollars, unaudited)

	Three months ended June 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(41,527)	$(127,138)
Gain from discontinued operations, net of income tax	-	2,053
Net loss from continuing operations	(41,527)	(129,191)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	4,753	5,682
Amortization of intangible assets	4,917	5,348
Share-based compensation	(99)	4,151
Loss on asset impairment and restructuring	109	86
Income tax expense	291	6,194
Non-cash fair value adjustments and charges related to settlement of long-term debt	10,049	79,793
Change in operating assets and liabilities, net of effects from purchases of businesses:
Amounts receivable	2,915	668
Inventory	2,838	(7,008)
Prepaid expenses and other assets	(2,668)	(185)
Accounts payable and accrued liabilities	5,184	(5,911)
Other, including non-cash foreign currency	2,901	(11,407)
Net cash used in operating activities	(10,337)	(51,780)
Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(1,306)	(3,920)
Purchases of intangible assets	(183)	(14)
Proceeds on sale of property, plant and equipment	5	4,926
Redemption of short-term investments	779	30,022
Net cash outflow on sale or deconsolidation of subsidiaries	-	(6,968)
Net cash inflow on loan receivable	-	28,103
Investment in other financial assets	-	(95,335)
Net cash used in investing activities - continuing operations	(705)	(43,186)
Net cash provided by investing activities - discontinued operations	-	10,157
Net cash used in investing activities	(705)	(33,029)
Cash flows from financing activities:
Proceeds from issuance of common shares and warrants	38,261	53,854
Issuance of long-term debt and convertible debentures	-	68,255
Repayment of long-term debt	(916)	(11,836)
Other financing activities	(11,885)	(4,498)
Net cash provided by financing activities	25,460	105,775
Effect of exchange rate changes on cash and cash equivalents	(2,027)	890
Net increase in cash and cash equivalents	12,391	21,856
Cash and cash equivalents, beginning of period	113,811	170,300
Cash and cash equivalents, end of period	$126,202	$192,156

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of Canadian dollars, unaudited)

	Three months ended June 30,
	2025	2024
Supplemental disclosure of cash flow information
Cash received during the period:
Income taxes	$-	$-
Interest	$1,090	$2,091
Cash paid during the period:
Income taxes	$365	$-
Interest	$5,958	$18,199
Noncash investing and financing activities
Additions to property, plant and equipment	$-	$217

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

The principal activities of the Company are the production, distribution and sale of a diverse range of cannabis and cannabinoid-based products for both adult-use and medical purposes under a portfolio of distinct brands in Canada pursuant to the Cannabis Act, SC 2018, c 16 (the “Cannabis Act”), which came into effect on October 17, 2018 and regulates both the medical and adult-use cannabis markets in Canada. The Company has also expanded to jurisdictions outside of Canada where cannabis is federally lawful, permissible and regulated, and the Company, through its subsidiaries, operates in Australia, Germany, and certain other European markets. Additionally, the Company produces, distributes and sells vaporizers and similar cannabis accessories in various global markets, including the United States.

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

Certain information and footnote disclosures normally included in the audited annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted or condensed. These condensed interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025 (the “Annual Report”) and have been prepared on a basis consistent with the accounting policies as described in the Annual Report.

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

As of the date of the Annual Report, the Company has been able to successfully mitigate the substantial doubt by completing several balance sheet actions, as described in the Annual Report. During the three months ended June 30, 2025, the Company experienced recurring losses from operations and required additional capital to fund its operations, which raised substantial doubt about the Company’s ability to continue as a going concern. However, the Company also completed additional actions during the three months ended June 30, 2025, which included the sale of additional common shares under the February 2025 ATM Program (as defined below), pursuant to which an aggregate of 21,006,528 common shares of the Company were issued and sold for gross proceeds of approximately $38,261.

The Company continues to evaluate different strategies and may pursue additional actions that are expected to further increase its liquidity position, including, but not limited to, pursuing additional actions to find cost-savings and seeking additional financing from both the public and private markets through the issuance of equity and/or debt securities. As a result of management's plans above, the financial results of the Company for the three months ended June 30, 2025, and actions taken during the three months ended June 30, 2025, management concludes that the substantial doubt about the Company’s ability to continue as a going concern has been alleviated.

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

The Company can also elect to account for certain equity method investments at fair value where a valuation technique and various inputs are used in determining the fair value of the equity method investments each period. The fair value changes are recorded in other income (expense), net.

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

Fair value measurement of financial instruments - The use of various valuation approaches described in Note 21 may involve uncertainties and determinations based on the Company’s judgment and any value estimated from these techniques may not be realized or realizable.

Consolidation of variable interest entities - The determination of whether the Company is the primary beneficiary of a variable interest entity requires significant judgement. The assessment requires a qualitative analysis of power and benefits of the variable interest entity.

New accounting policies

Accounting Guidance Not Yet Adopted

Income Taxes

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances income tax disclosures, primarily through changes to the rate reconciliation and disaggregation of income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact on the consolidated financial statements and expects to implement the provisions of ASU 2023-09 for its fiscal year ending March 31, 2026.

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

In connection with the Reorganization Amendments, on May 19, 2023, Canopy USA and Huneeus 2017 Irrevocable Trust (the “Trust”) entered into a share purchase agreement (the “Trust SPA”), which sets out the terms of the Trust’s investment in Canopy USA in the aggregate amount of up to US$20 million (the “Trust Transaction”). Agustin Huneeus, Jr. is the trustee of the Trust and is an affiliate of a shareholder of Jetty (as defined below). Pursuant to the terms of the Trust SPA, the Trust was entitled, subject to certain terms and conditions contained in the Trust SPA, to be issued Canopy USA Common Shares in two tranches with an aggregate value of up to US$10 million along with warrants of Canopy USA to acquire additional Canopy USA Common Shares. In addition, subject to the terms of the Trust SPA, the Trust has also been granted options to acquire additional Voting Shares (as defined in the A&R LLC Agreement) with a value of up to an additional US$10 million and one such additional option includes the issuance of additional warrants of Canopy USA. On April 26, 2024, Canopy USA completed the first tranche closing of the Trust Transaction in accordance with the Trust SPA and pursuant to the Trust SPA, the timeline to complete the second tranche closing has lapsed and was not exercised by the Trust. As of June 30, 2025, the Trust holds an aggregate 28,571,429 Canopy USA Common Shares and warrants to acquire up to 85,714,284 Voting Shares expiring on April 26, 2031.

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

On November 3, 2023, the Company received a letter from the staff of the SEC (the “Staff”) in which the Staff indicated that, despite the Reorganization Amendments, it would object to the deconsolidation of the financial results of Canopy USA from the Company's financial statements in accordance with U.S. GAAP once Canopy USA acquires Wana, Jetty or the Fixed Shares (as defined below) of Acreage Holdings, Inc. (“Acreage”). The Company subsequently had discussions with the Office of Chief Accountant of the SEC (the “OCA”) and determined to make certain additional amendments to the structure of Canopy USA (the “Additional Reorganization Amendments”) to facilitate the deconsolidation of Canopy USA from the financial results of Canopy Growth in accordance with U.S. GAAP upon Canopy USA’s acquisition of Wana, Jetty or Acreage. In connection with the Additional Reorganization Amendments, Canopy USA and its members entered into a second amended and restated limited liability company agreement (the “Second A&R LLC Agreement”). In accordance with the terms of the Second A&R LLC Agreement, the terms of the Non-Voting Shares have been amended such that the Non-Voting Shares are only convertible into Canopy USA Class B Shares following the date that the NASDAQ Stock Market or The New York Stock Exchange permit the listing of companies that consolidate the financial statements of companies that cultivate, distribute or possess marijuana (as defined in 21 U.S.C 802) in the United States (the “Stock Exchange Permissibility Date”). Based on the Company’s discussions with the OCA, upon effectuating the Additional Reorganization Amendments, the Company believes that the Staff would not object to the deconsolidation of the financial results of Canopy USA from the Company’s financial statements in accordance with U.S. GAAP.

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

As of June 30, 2025, the Trust holds 28,571,429 Canopy USA Common Shares, the shareholders of Wana collectively hold 60,955,929 Canopy USA Common Shares and a wholly-owned subsidiary of the Company holds all of the issued and outstanding Non-Voting Shares in the capital of Canopy USA, representing approximately 84.4% of the issued and outstanding shares in Canopy USA on an as-converted basis.

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

Until such time as Canopy Growth converts its Non-Voting Shares into Canopy USA Class B Shares following the Stock Exchange Permissibility Date, Canopy Growth will have no economic or voting interest in Canopy USA or the Canopy USA LPs. Canopy USA will continue to operate independently of Canopy Growth.

Acreage Agreements

On October 24, 2022, Canopy Growth entered into an arrangement agreement with Canopy USA and Acreage, as amended (the “Floating Share Arrangement Agreement”), pursuant to which Canopy USA acquired all of the issued and outstanding Floating Shares by way of a court-approved plan of arrangement (the “Floating Share Arrangement”) in exchange for 0.045 of a Company common share for each Floating Share held. In connection with the Floating Share Arrangement Agreement, Canopy Growth irrevocably waived its right (the “Acreage Floating Option”) to acquire all of the issued and outstanding Floating Shares for cash or common shares or a combination thereof, in Canopy Growth’s sole discretion, pursuant to and in accordance with the terms of the Existing Acreage Arrangement Agreement (as defined below).

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

In addition to shareholder and court approvals, completion of the Floating Share Arrangement was subject to applicable regulatory approvals including, but not limited to, Toronto Stock Exchange (“TSX”) approval and the satisfaction of certain other closing conditions, including the conditions set forth in the Acreage Amended Arrangement (as defined below). The Floating Share Arrangement received the requisite approval from the holders of Floating Shares at the special meeting of Acreage shareholders held on March 15, 2023 and on March 20, 2023 Acreage obtained a final order from the Supreme Court of British Columbia approving the Floating Share Arrangement. The Floating Share Arrangement was implemented on December 9, 2024 in connection with the closing of the Acreage Acquisition.

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

On September 13, 2024, the Optionor entered into a series of transactions with, among others, Acreage, the Rolling Lender and an arm’s length third-party lender (the “Other Lender”). Pursuant to such transactions, all of Acreage’s indebtedness held by the Rolling Lender was acquired by the Other Lender. Following the acquisition by the Other Lender, the Optionor, the Other Lender and Acreage, among others, amended and restated the First ARCA pursuant to a second amended and restated credit agreement dated as of September 13, 2024 (the “Second ARCA”). Pursuant to the Second ARCA and an agreement among lenders entered into on September 13, 2024 between, among others, the Optionor and the Other Lender, all interest owing to the Optionor under the Second ARCA is, subject to the consent of the Other Lender, to be paid-in-kind and not in cash. Under the Second ARCA, as of September 13, 2024, the Optionor was owed an aggregate principal amount equal to approximately $137,955 (US$102,000), which is subordinate to approximately $87,913 (US$65,000) owed to the Other Lender. As previously disclosed in the Annual Report, Acreage was in default under the Second ARCA and the Lenders agreed to forbear from exercising remedies with respect to such default while the parties discussed potential solutions, including additional financing.

As of June 30, 2025, the aggregate principal amount owing to the Optionor was approximately $154,267 (US$113,365) and the aggregate principal amount owing to the Other Lender was approximately $88,452 (US$65,000).

On July 29, 2025, the Company entered into the Third Paydown Agreement (as defined below) in order to permit the Company to grant Canopy USA certain consents (the “Acreage Financing Consent”) in order to allow Canopy USA to secure from the Other Lender an additional US$22,000 in financing for Acreage and its subsidiaries (the “Acreage Financing”). In connection with the Acreage Financing, the Optionor, the Other Lender and Acreage, among others, amended and restated the Second ARCA pursuant to a third amended and restated credit agreement dated as of July 29, 2025 (the “Third ARCA”). As a result of the Acreage Financing and Third ARCA, Acreage is no longer in default under its senior secured credit facilities

Deconsolidation of Canopy USA

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

Canopy Growth's deconsolidation of Canopy USA resulted in recognition of equity method investments (see Note 10) and a loan receivable recorded at fair value (see Note 10). The deconsolidation of Canopy USA from the financial results of Canopy Growth resulted in the derecognition of the following assets and liabilities:

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

In addition, Canopy Growth: (i) issued 5,118,426 common shares of the Company to an eligible participant pursuant to HSCP’s existing tax receivable bonus plans; and (ii) 306,151 common shares of the Company were issuable in connection with Canopy USA’s acquisition of the minority interests of certain subsidiaries of Acreage, of which 237,682 common shares of the Company have been issued as of June 30, 2025.

Immediately following the closing of the Acreage Acquisition, Canopy Growth issued an aggregate of 1,315,553 common shares and 1,197,658 common share purchase warrants to certain securityholders of Acreage in order to satisfy an outstanding liability. Each common share purchase warrant entitles the holder thereof to acquire one Canopy Growth common share at an exercise price of US$3.66 until June 6, 2029.

In exchange for the issuances of Canopy Growth common shares, warrants and other replacement securities in connection with the Acreage Acquisition, Canopy Growth received additional Non-Voting Shares with a value of $50,786 and Canopy USA delivered guarantees in respect of the obligations owing pursuant to the Elevate loan receivable. Refer to Note 10 for more information on Canopy USA investment balances and refer to Note 17 for more information on the share and warrant issuances as part of the Acreage Acquisition.

4. LOSS ON ASSET IMPAIRMENT AND RESTRUCTURING

In the three months ended June 30, 2025, the Company recorded a loss on asset impairment and restructuring which primarily related to the employee restructuring costs.

As a result, in the three months ended June 30, 2025, the Company recognized a loss on asset impairment and restructuring of $2,653 (three months ended June 30, 2024 – loss of $20).

5. CASH AND CASH EQUIVALENTS

The components of cash and cash equivalents are as follows:

	June 30,	March 31,
	2025	2025
Cash	$126,076	$113,681
Cash equivalents	126	130
	$126,202	$113,811

6. SHORT-TERM INVESTMENTS

The components of short-term investments are as follows:

	June 30,	March 31,
	2025	2025
Term Deposits	$17,296	$17,656
Government securities	131	-
	$17,427	$17,656

The amortized cost of short-term investments at June 30, 2025 is $17,427 (March 31, 2025 – $17,656).

7. AMOUNTS RECEIVABLE, NET

The components of amounts receivable, net are as follows:

	June 30,	March 31,
	2025	2025
Accounts receivable, net	$47,966	$47,514
Indirect taxes receivable	1,746	2,211
Interest receivable	321	219
Other receivables	-	2,836
	$50,033	$52,780

Included in the accounts receivable, net balance at June 30, 2025 is an allowance for doubtful accounts of $1,314 (March 31, 2025 – $1,212).

8. INVENTORY

The components of inventory are as follows:

	June 30,	March 31,
	2025	2025
Raw materials, packaging supplies and consumables	$17,789	$16,268
Work in progress	40,641	46,944
Finished goods	35,391	33,161
	$93,821	$96,373

In the three months ended June 30, 2025, the Company recorded write-downs related to inventory in cost of goods sold of $1,903 (three months ended June 30, 2024 – $690).

9. PREPAID EXPENSES AND OTHER ASSETS

The components of prepaid expenses and other assets are as follows:

	June 30,	March 31,
	2025	2025
Prepaid expenses	$6,653	$5,363
Deposits	241	152
Other assets	3,154	2,029
	$10,048	$7,544

10. OTHER INVESTMENTS

The following table outlines changes in other financial assets. Additional details on how the fair value of significant investments is calculated are included in Note 21.

					Foreign
		Balance at			currency		Balance at
		March 31,		Fair value	translation		June 30,
Entity	Instrument	2025	Additions	changes	adjustments	Other	2025
Elevate loan receivable	Loan receivable	$144,683	$-	$5,546	$(7,834)	$-	$142,395
Canopy USA LPs	Equity method investment	33,144	-	(15,595)	(176)	-	17,373
Other	Various	2,150	-	-	-	(18)	2,132
		$179,977	$-	$(10,049)	$(8,010)	$(18)	$161,900

Equity Method Investments

Through its ownership in the Non-Voting Shares, the Company has a non-participating and non-voting interest in Canopy USA, LLC and an interest in the Canopy USA LPs, and classifies such interests in Canopy USA, LLC and the Canopy USA LPs as equity method investments. The Company has elected to account for its investments in Canopy USA, LLC and the Canopy USA LPs at fair value. Refer to Note 21 for information on the valuation technique and inputs used in determining the fair value of the Canopy USA, LLC and the Canopy USA LPs investments and Note 23 for information on fair value movements.

Other financial assets

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

On September 13, 2024, the Optionor entered into a series of transactions with, among others, Acreage, the Rolling Lender and the Other Lender. Pursuant to such transactions, all of Acreage's indebtedness held by the Rolling Lender was acquired by the Other Lender. Following the acquisition by the Other Lender, the Optionor, the Other Lender and Acreage, among others, entered into the Second ARCA. Pursuant to the Second ARCA and an agreement among lenders entered into on September 13, 2024 between, among others, the Optionor and the Other Lender, all interest owing to the Optionor under the Second ARCA is, subject to the consent of the Other Lender, to be paid-in-kind and not in cash. Under the Second ARCA, as of September 13, 2024, the Optionor was owed an aggregate principal amount equal to approximately $137,955 (US$102,000), which is subordinate to approximately $87,913 (US$65,000) owed to the Other Lender. As previously disclosed in the Annual Report, Acreage was in default under the Second ARCA and the Lenders agreed to forbear from exercising remedies with respect to such default while the parties discussed potential solutions, including additional financing.

As of June 30, 2025, the aggregate principal amount owing to the Optionor was approximately $154,267 (US$113,365) and the aggregate principal amount owing to the Other Lender was approximately $88,452 (US$65,000).

On July 29, 2025, the Company entered into the Third Paydown Agreement in order to permit the Company to grant Canopy USA the Acreage Financing Consent in order to allow Canopy USA to secure from the Other Lender an additional US$22,000 in financing for Acreage and its subsidiaries (the “Acreage Financing”). As a result, in connection with the Acreage Financing, the Optionor, the Other Lender and Acreage, among others, amended and restated the Second ARCA pursuant to the Third ARCA. As a result of the Acreage Financing and Third ARCA, Acreage is no longer in default under its senior secured credit facilities.

Elevate Loan Receivable

Prior to Canopy Growth’s deconsolidation of Canopy USA, intercompany loans (collectively the “Elevate loan”) existed between subsidiaries and the Elevate loan was eliminated in Canopy Growth’s consolidated financial statements. Upon deconsolidation of Canopy USA, the Elevate loan is now considered a related party loan and has been recognized in Canopy Growth’s consolidated financial statements at fair value. See Note 3, for the initial value of the Elevate loan receivable upon deconsolidation of Canopy USA.

On December 9, 2024, Canopy USA delivered guarantees in respect of the obligations owing pursuant to the Elevate loan receivable. Upon delivery thereof, each guarantee is now factored into the fair value consideration of the Elevate loan receivable. Refer to Note 21 for information on the valuation technique and other inputs used in determining the fair value.

As of June 30, 2025, the aggregate principal and interest amount owing to Canopy Growth is $235,025 (US$172,711) and $56,351 (US$41,410), respectively.

11. PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment are as follows:

	June 30,	March 31,
	2025	2025
Buildings and greenhouses	$306,417	$304,891
Production and warehouse equipment	65,328	64,096
Leasehold improvements	3,197	3,177
Office and lab equipment	11,466	11,043
Computer equipment	7,053	7,006
Land	5,033	4,987
Right-of-use-assets
Buildings and greenhouses	9,312	9,648
Assets in process	713	643
	408,519	405,491
Less: Accumulated depreciation	(117,245)	(111,968)
	$291,274	$293,523

Depreciation expense included in cost of goods sold for the three months ended June 30, 2025 is $4,201 (three months ended June 30, 2024 – $4,980). Depreciation expense included in selling, general and administrative expenses for the three months ended June 30, 2025 is $552 (three months ended June 30, 2024 – $702).

12. INTANGIBLE ASSETS

The components of intangible assets are as follows:

	June 30, 2025		March 31, 2025
	Gross	Net	Gross	Net
	Carrying	Carrying	Carrying	Carrying
	Amount	Amount	Amount	Amount
Finite lived intangible assets
Intellectual property	$90,466	$31,039	$87,770	$32,301
Distribution channel	46,195	1,826	46,210	2,093
Operating licenses	24,400	12,167	24,400	12,925
Software and domain names	32,648	993	33,159	1,763
Brands	14,495	6,638	14,499	7,469
Amortizable intangibles in process	276	276	194	194
Total	$208,480	$52,939	$206,232	$56,745

Indefinite lived intangible assets
Acquired brands		$31,391		$30,455
Total intangible assets		$84,330		$87,200

Amortization expense included in cost of goods sold for the three months ended June 30, 2025 is $3 (three months ended June 30, 2024 – $12). Amortization expense included in selling, general and administrative expenses for the three months ended June 30, 2025 is $4,914 (three months ended June 30, 2024 – $5,336).

13. GOODWILL

The changes in the carrying amount of goodwill are as follows:

Balance, March 31, 2024	$43,239
Foreign currency translation adjustments	2,803
Balance, March 31, 2025	$46,042
Foreign currency translation adjustments	1,335
Balance, June 30, 2025	$47,377

The Company does not believe that an event occurred or circumstances changed during the three months ended June 30, 2025 that would, more likely than not, reduce the fair value of the Storz & Bickel® (“Storz & Bickel”) reporting unit below its carrying value. Therefore, the Company concluded that the quantitative goodwill impairment assessment was not required for the Storz & Bickel reporting unit at June 30, 2025. The carrying value of goodwill associated with the Storz & Bickel reporting unit was $47,377 at June 30, 2025.

The Company is required to perform its next annual goodwill impairment analysis on March 31, 2026, or earlier should there be an event that occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

14. OTHER ACCRUED EXPENSES AND LIABILITIES

The components of other accrued expenses and liabilities are as follows:

	June 30,	March 31,
	2025	2025
Employee compensation	$16,269	$13,729
Taxes and government fees	17,530	13,073
Professional fees	2,737	2,699
Other	9,999	9,112
	$46,535	$38,613

15. DEBT

The components of debt are as follows:

		June 30,	March 31,
	Maturity Date	2025	2025
Credit facility	September 18, 2027
Principal amount		204,953	216,686
Accrued interest		4,529	-
Deferred financing costs		(4,795)	(5,566)
		204,687	211,120
Supreme convertible debentures	September 10, 2025	1,777	2,311
Accretion debentures	September 10, 2025	-	163
May 2024 Convertible Debenture	May 14, 2029	88,839	90,231
Other revolving debt facility, loan, and financings		-	244
		295,303	304,069
Less: current portion		(6,306)	(4,258)
Long-term portion		$288,997	$299,811

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

On July 29, 2025, the Company entered into the Third Paydown Agreement. In accordance with the terms of the Third Paydown Agreement, on July 31, 2025, the Company made the first of the three required prepayments in the aggregate amount of US$25,000 to reduce the principal balance of the Credit Facility, refer to Note 28 for additional details relating to the Third Paydown Agreement and the first prepayment made by the Company.

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

On May 2, 2024, the Company entered into the Exchange and Subscription Agreement (as defined below) where approximately $27,563 of aggregate principal amount of outstanding Supreme Debentures and Accretion Debentures were settled.

On August 20, 2024, the Company entered into an exchange and subscription agreement with a single institutional investor (the “August 2024 Investor”) pursuant to which, among other things, the August 2024 Investor delivered to the Company approximately $2,664 of aggregate principal amount of outstanding Supreme Debentures held by the August 2024 Investor in exchange for 291,351 common shares of the Company and $29 in cash for accrued interest.

During the three months ended June 30, 2025, principal payments on the Accretion Debentures totaled $165 (three months ended June 30, 2024 - $677) and principal payments on the Supreme Debentures totaled $500 (three months ended June 30, 2024 - $nil).

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

16. OTHER LIABILITIES

The components of other liabilities are as follows:

	As at June 30, 2025			As at March 31, 2025
	Current	Long-term	Total	Current	Long-term	Total
Lease liabilities	$12,617	$19,882	$32,499	$16,542	$27,786	$44,328
Acquisition consideration and other investment related liabilities	-	4,518	4,518	-	4,439	4,439
Refund liability	3,275	-	3,275	2,661	-	2,661
Settlement liabilities and other	5,858	3,629	9,487	6,231	4,048	10,279
	$21,750	$28,029	$49,779	$25,434	$36,273	$61,707

17. SHARE CAPITAL

CANOPY GROWTH

Authorized

An unlimited number of common shares and exchangeable shares (the “Exchangeable Shares”).

(i) Equity financings

On February 28, 2025, the Company established a new at-the-market equity program that allows it to issue and sell up to US$200,000 of common shares of the Company to the public from time to time at the Company's discretion (the “February 2025 ATM Program”) pursuant to an equity distribution agreement (as amended, the “2025 Equity Distribution Agreement”) entered into among the Company and BMO Nesbitt Burns Inc., as Canadian agent, and BMO Capital Markets Corp., as U.S. agent (together, the “Agents”). The February 2025 ATM Program will be effective until the earlier of (i) the issuance and sale of all of the common shares issuable pursuant to the February 2025 ATM Program; (ii) the date on which the Company receives notice from a securities regulatory authority that the Company’s Canadian short form base shelf prospectus dated June 5, 2024 and/or the Company’s registration statement, as amended, filed with the SEC has ceased to be effective; and (iii) July 5, 2026, unless terminated earlier in accordance with the terms of the 2025 Equity Distribution Agreement. The 2025 Equity Distribution Agreement replaced the equity distribution agreement dated June 6, 2024, among the Company and the Agents that established the Company’s prior at-the-market equity program (the “June 2024 ATM Program”).

During the three months ended June 30, 2025, the Company sold 21,006,528 common shares for gross proceeds of $38,261 under the February 2025 ATM Program. Refer to Note 28 for additional information on common shares sold after June 30, 2025 under the February 2025 ATM Program.

During the three months ended June 30, 2024, the Company sold 4,747,064 common shares for gross proceeds of $46,291 under the June 2024 ATM Program.

(ii) Other issuances of common shares and share capital transactions

During the three months ended June 30, 2025, the Company had the following other issuances and share capital transactions:

	Number of common shares	Share capital	Share and warrant reserve
Other issuances and share issue costs	-	$(1,585)	$-
Total	-	$(1,585)	$-

During the three months ended June 30, 2024, the Company had the following other issuances and share capital transactions:

	Number of common shares	Share capital	Share based reserve
Other issuances and share issue costs	-	$(3,189)	$-
Total	-	$(3,189)	$-

(iii) Warrants

	Number of whole warrants	Average exercise price	Warrant value
Balance outstanding at March 31, 2025	15,483,580	$10.47	$2,628,137
Issuance of warrants	-	-	-
Balance outstanding at June 30, 2025	15,483,580	$10.09	$2,628,137

	Number of whole warrants	Average exercise price	Warrant value
Balance outstanding at March 31, 2024	10,451,457	$9.12	$2,610,519
Issuance of warrants	3,350,430	16.18	8,697
Expiry of warrants	(1,145,760)	6.61	(2,702)
Balance outstanding at June 30, 2024	12,656,127	$11.29	$2,616,514

(iv) Issuances of Exchangeable Shares

During the three months ended June 30, 2025, the Company did not issue any Exchangeable Shares.

On April 18, 2024, Greenstar Canada Investment Limited Partnership (“Greenstar”) and CBG Holdings LLC, indirect, wholly-owned subsidiaries of Constellation Brands, Inc., exchanged all 17,149,925 Canopy Growth common shares they collectively held for 17,149,925 Exchangeable Shares for no consideration. In addition, an additional 9,111,549 Exchangeable Shares were issued to Greenstar in connection with Greenstar’s conversion of approximately $81,220 of the principal amount of the $100,000 principal amount promissory note issued to Greenstar and payable on December 31, 2024, calculated based on a price per Exchangeable Share equal to $8.91. The Exchangeable Shares are convertible at any time, at the option of the holder, into Canopy Growth common shares on a one for one basis.

18. SHARE-BASED COMPENSATION

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

The maximum number of common shares reserved for issuance upon the exercise, vesting or settlement, as applicable, of Awards granted pursuant to the Omnibus Equity Incentive Plan and the Previous Equity Incentive Plan is 20,514,724 as at June 30, 2025. As of June 30, 2025, the only Awards issued have been Options, RSUs and performance share units (“PSUs”) under the Previous Equity Incentive Plan, and Options and RSUs under the Omnibus Equity Incentive Plan.

The Omnibus Equity Incentive Plan is administered by the Corporate Governance, Compensation and Nominating Committee of the board of directors of the Company, which establishes in its discretion, among other things, exercise prices, at not less than the Fair Market Value (as defined in the Omnibus Equity Incentive Plan) at the date of grant, vesting terms and expiry dates (set at up to ten years from issuance) for Awards, subject to the limits contained in the Omnibus Equity Incentive Plan.

The following is a summary of the changes in the Options outstanding during the three months ended June 30, 2025:

	Options issued	Weighted average exercise price
Balance outstanding at March 31, 2025	3,648,915	$32.81
Options granted	2,524,039	2.00
Options expired/forfeited	(224,226)	53.84
Balance outstanding at June 30, 2025	5,948,728	$18.86

The following is a summary of the Options outstanding as at June 30, 2025:

	Options Outstanding		Options Exercisable
		Weighted Average		Weighted Average
		Remaining		Remaining
	Outstanding at	Contractual Life	Exercisable at	Contractual Life
Range of Exercise Prices	June 30, 2025	(years)	June 30, 2025	(years)
$2.00 - $7.50	4,712,937	4.25	1,306,632	3.48
$7.51 - $56.10	958,571	3.75	480,199	3.43
$56.11 - $445.80	277,220	0.58	169,346	0.67
	5,948,728	4.00	1,956,177	3.22

At June 30, 2025, the weighted average exercise price of the Options outstanding and Options exercisable was $18.86 and $35.28, respectively (March 31, 2025 – $32.81 and $63.41, respectively).

The Company recorded $(330) in share-based compensation expense related to Options issued to employees and contractors for the three months ended June 30, 2025 (three months ended June 30, 2024 – $3,257). The share-based compensation expense for the three months ended June 30, 2025 includes a large expense reversal resulting from higher estimated forfeitures relating to the departure of certain executives of the Company.

The Company uses the Black-Scholes option pricing model to establish the fair value of Options granted during the three months ended June 30, 2025 and 2024, on their measurement date by applying the following assumptions:

	June 30,	June 30,
	2025	2024
Risk-free interest rate	2.73%	3.66%
Expected life of options (years)	3 - 5	3 - 5
Expected volatility	121%	117%
Expected forfeiture rate	18%	20%
Expected dividend yield	nil	nil
Black-Scholes value of each Option	$1.57	$8.05

Volatility was estimated by using the historical volatility of the Company. The expected life in years represents the period of time that Options granted are expected to be outstanding. The risk-free rate was based on zero coupon Canada government bonds with a remaining term equal to the expected life of the Options.

For the three months ended June 30, 2025, the Company recorded $231 in share-based compensation expense related to RSUs and PSUs (for the three months ended June 30, 2024 – $894).

The following is a summary of the changes in the Company’s RSUs and PSUs during the three months ended June 30, 2025:

Number of RSUs and PSUs
Balance outstanding at March 31, 2025	1,359,685
RSUs granted	3,348,819
RSUs and PSUs released	(275,412)
RSUs and PSUs cancelled and forfeited	(70,068)
Balance outstanding at June 30, 2025	4,363,024

19. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income includes the following components:

	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
As at March 31, 2025	$535	$535
Other comprehensive income	6,713	6,713
As at June 30, 2025	$7,248	$7,248

	Foreign currency translation adjustments	Changes of own credit risk of financial liabilities	Accumulated other comprehensive income (loss)
As at March 31, 2024	$(31,178)	$15,127	$(16,051)
Disposal of consolidated entities	10,398	-	10,398
Extinguishment of promissory note and issuance of exchangeable shares	-	(15,127)	(15,127)
Other comprehensive loss	(768)	-	(768)
As at June 30, 2024	$(21,548)	$-	$(21,548)

20. NONCONTROLLING INTERESTS

For the three months ended June 30, 2025, the Company did not have any noncontrolling interest balances or activity.

The net change in the Company's noncontrolling interest for the three months ended June 30, 2024 is as follows:

	Other	Total
As at March 31, 2024	$139	$139
Canopy USA Transaction	(139)	(139)
As at June 30, 2024	$-	$-

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

The following table represents the Company's financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair value measurement using
	Quoted	Significant
	prices in	other	Significant
	active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2025
Assets:
Short-term investments	$17,427	$-	$-	$17,427
Restricted short-term investments	5,828	-	-	5,828
Other investments	46	-	159,768	159,814

March 31, 2025
Assets:
Short-term investments	$17,656	$-	$-	$17,656
Restricted short-term investments	6,410	-	-	6,410
Other investments	46	-	177,827	177,873

The following table summarizes the valuation techniques and significant unobservable inputs in the fair value measurement of significant level 3 financial instruments:

Financial asset / financial liability	Valuation techniques	Significant unobservable inputs	Relationship of unobservable inputs to fair value
Canopy USA, LLC Equity Method Investment	Asset based approach	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
		Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
		Expected future cash flows	Increase or decrease in expected future cash flows will result in an increase or decrease in fair value
		Volatility of Wana and Jetty equity	Increase or decrease in volatility will result in an increase or decrease in fair value
Canopy USA LPs Equity Method Investment	Asset based approach	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
Elevate Loan Receivable	Lesser of discounted cash flow and debtor net assets	Equity value of Canopy USA	Increase or decrease in equity value will result in an increase or decrease in fair value
Acreage Debt	Discounted cash flow	Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value

22. REVENUE

Revenue is disaggregated as follows:

	Three months ended
	June 30,	June 30,
	2025	2024
Cannabis
Canadian adult-use cannabis[1]	$27,021	$18,883
Canadian medical cannabis[2]	21,206	18,795
International markets cannabis	8,755	8,415
	$56,982	$46,093

Storz & Bickel	$15,152	$20,119

Net revenue	$72,134	$66,212

1Canadian adult-use net revenue during the three months ended June 30, 2025 includes excise taxes of $14,199 (three months ended June 30, 2024 – $7,517).

2Canadian medical cannabis net revenue for the three months ended June 30, 2025 includes excise taxes of $2,415 (three months ended June 30, 2024 – $2,054).

The Company recognizes variable consideration related to estimated future product returns and price adjustments as a reduction of the transaction price at the time revenue for the corresponding product sale is recognized. Net revenue reflects actual returns and variable consideration related to estimated returns and price adjustments in the amount of $923 for the three months ended June 30, 2025 (three months ended June 30, 2024 – $1,200). As of June 30, 2025, the liability for estimated returns and price adjustments was $3,275 (March 31, 2025 – $2,661).

23. OTHER INCOME (EXPENSE), NET

Other income (expense), net is disaggregated as follows:

	Three months ended
	June 30,	June 30,
	2025	2024
Fair value changes on Canopy USA related assets	$(10,049)	$(72,334)
Fair value changes on other financial assets	-	(2,823)
Fair value changes on acquisition related contingent consideration and other	-	(26,755)
Gain related to settlement of debt	-	22,119
Interest income	1,057	2,058
Interest expense	(9,739)	(21,143)
Foreign currency gain	153	33
Other income (expense), net	(34)	4,956
	$(18,612)	$(93,889)

24. INCOME TAXES

There have been no material changes to income tax matters in connection with normal course operations during the three months ended June 30, 2025.

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

See Note 3 for information regarding the Reorganization, Reorganization Amendments and Additional Reorganization Amendments. In connection with the Reorganization and the Floating Share Arrangement Agreement, Canopy Growth irrevocably waived the Acreage Floating Option. Following the implementation of the Reorganization, Canopy USA, as of October 24, 2022, holds certain U.S. cannabis investments previously held by the Company, which enabled Canopy USA to consummate the acquisition of Acreage. See Note 3 for more details related to the Acreage Acquisition.

26. COMMITMENTS AND CONTINGENCIES

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

For the three months ended June 30, 2025, there have been no material changes with respect to provisions relating to legal proceedings for the Company.

27. SEGMENT INFORMATION

Reportable segments

Prior to the three months ended June 30, 2025, the Company had the following four reportable segments: (i) Canada cannabis, (ii) International markets cannabis, (iii) Storz & Bickel, and (iv) This Works (divested December 18, 2023). Following a change in the CODM (as defined below) and internal reorganizations initiated by the Company in the three months ended March 31, 2025, the Company has changed the structure of its internal management reporting. Accordingly, as of the three months ended June 30, 2025, the Company began reporting its financial results for the following two reportable segments:

•
Cannabis - includes the global production, distribution and sale of a diverse range of cannabis and cannabis-related products. Sales in Canada are pursuant to the Cannabis Act, while international sales are pursuant to applicable international legislation, regulations and permits; and
•
Storz & Bickel - includes the production, distribution and sale of vaporizers and accessories.

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

	Three months ended
	June 30,	June 30,
	2025	2024
Segmented net revenue
Cannabis	$56,982	$46,093
Storz & Bickel	15,152	20,119
	$72,134	$66,212
Segmented gross margin:
Cannabis	$13,591	$15,271
Storz & Bickel	4,447	7,760
	18,038	23,031
Selling, general and administrative expenses	38,108	47,968
Share-based compensation	(99)	4,151
Loss on asset impairment and restructuring	2,653	20
Operating loss from continuing operations	(22,624)	(29,108)
Other income (expense), net	(18,612)	(93,889)
Loss from continuing operations before incomes taxes	$(41,236)	$(122,997)

Asset information by segment is not provided to, or reviewed by, the Company’s CODM as it is not used to make strategic decisions, allocate resources, or assess performance.

Entity-wide disclosures

Disaggregation of net revenue by geographic area:

	Three months ended
	June 30,	June 30,
	2025	2024
Canada	$48,228	$37,678
Germany	14,381	15,514
United States	5,972	8,615
Other	3,553	4,405
	$72,134	$66,212

Disaggregation of property, plant and equipment by geographic area:

	June 30,	March 31,
	2025	2025
Canada	$235,743	$239,382
Germany	54,611	53,079
Other	920	1,062
	$291,274	$293,523

For the three months ended June 30, 2025, one customer represented greater than 10% of the Company’s net revenue (three months ended June 30, 2024 – none).

28. SUBSEQUENT EVENTS

February 2025 ATM Program

Since June 30, 2025, the Company sold an additional 34,606,351 common shares under the February 2025 ATM Program for gross proceeds of $54,320.

Credit Facility Prepayments

On July 29, 2025, the Company entered into an agreement (the “Third Paydown Agreement”) with certain lenders under its Credit Facility. Pursuant to the Third Paydown Agreement, the Company is required to make the following prepayments: (i) US$25,000 at par on or about July 31, 2025; (ii) US$10,000 at par on or prior to December 31, 2025; and (iii) US$15,000 at par on or prior to March 31, 2026. On July 31, 2025, the Company made the first of the three prepayments required under the Third Paydown Agreement, which resulted in an aggregate principal reduction of US$25,000 under the Company’s Credit Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This Management’s Discussion and Analysis (“MD&A”) should be read together with other information, including our unaudited condensed interim consolidated financial statements and the related notes to those statements included in Part I, Item 1 of this Quarterly Report (the “Interim Financial Statements”), our consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended March 31, 2025 (the “Annual Report”), Part I, Item 1A, Risk Factors, of the Annual Report. This MD&A provides additional information on our business, recent developments, financial condition, cash flows and results of operations, and is organized as follows:

•
Part 1 - Business Overview. This section provides a general description of our business, which we believe is important in understanding the results of our operations, financial condition, and potential future trends.

•
Part 2 - Results of Operations. This section provides an analysis of our results of operations for the first quarter of fiscal 2026 in comparison to the first quarter of fiscal 2025.

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

Forward-looking statements include, but are not limited to, statements with respect to:

•
laws and regulations and any amendments thereto applicable to our business and the impact thereof, including uncertainty regarding the application of U.S. state and federal law to cannabis and hemp (including cannabidiol (“CBD”)) products and the scope of any regulations by the U.S. Food and Drug Administration, the U.S. Drug Enforcement Administration, the U.S. Federal Trade Commission, the U.S. Patent and Trademark Office, the U.S. Department of Agriculture and any state equivalent regulatory agencies over cannabis and hemp (including CBD) products;
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
•
the timing and occurrence of certain prepayments of the Credit Facility (as defined below) in connection with the Third Paydown Agreement (as defined below);
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
•
the timing and nature of legislative changes in the U.S. regarding the regulation of cannabis including tetrahydrocannabinol;
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

By their nature, forward-looking statements are subject to inherent risks and uncertainties that may be general or specific and which give rise to the possibility that expectations, forecasts, predictions, projections or conclusions will not prove to be accurate, that assumptions may not be correct and that objectives, strategic goals and priorities will not be achieved. A variety of factors, including known and unknown risks, many of which are beyond our control, could cause actual results to differ materially from the forward-looking statements in this Quarterly Report and other reports we file with, or furnish to, the Securities and Exchange Commission (the “SEC”) and other regulatory agencies and made by our directors, officers, other employees and other persons authorized to speak on our behalf. Such factors include, without limitation, our limited operating history; our ability to continue as a going concern; risks that we may be required to write down intangible assets, including goodwill, due to impairment; the adequacy of our capital resources and liquidity, including but not limited to, availability of sufficient cash flow to execute our business plan (either within the expected timeframe or at all); our ability to maintain an effective system of internal control; the diversion of management time on matters related to Canopy USA; the risks that the Trust’s future ownership interest in Canopy USA is not quantifiable, and the Trust may have significant ownership and influence over Canopy USA; the risks in the event that Acreage cannot satisfy its debt obligations as they become due; volatility in and/or degradation of general economic, market, industry or business conditions; risks relating to the overall macroeconomic environment, which may impact customer spending, our costs and our margins, including tariffs (and related retaliatory measures), the levels of inflation, interest rates and trade policy; risks relating to the evolving regulatory landscape in the United States; risks relating to our current and future operations in emerging markets; compliance with applicable environmental, economic, health and safety, energy and other policies and regulations and in particular health concerns with respect to vaping and the use of cannabis products in vaping devices; risks and uncertainty regarding future product development; changes in regulatory requirements in relation to our business and products; our reliance on licenses issued by and contractual arrangements with various federal, state and provincial governmental authorities; inherent uncertainty associated with projections; future levels of revenues and the impact of increasing levels of competition; third-party manufacturing risks; third-party transportation risks; our exposure to risks related to an agricultural business, including wholesale price volatility and variable product quality; changes in laws, regulations and guidelines and our compliance with such laws, regulations and guidelines; risks relating to inventory write downs; risks relating to our ability to refinance debt as and when required on terms favorable to us and to comply with covenants contained in our debt facilities and debt instruments; risks associated with jointly owned investments; our ability to manage disruptions in credit markets or changes to our credit ratings; the success or timing of completion of ongoing or anticipated capital or maintenance projects; risks related to the integration of acquired businesses; the timing and manner of the legalization of cannabis in the United States; business strategies, growth opportunities and expected investment; counterparty risks and liquidity risks that may impact our ability to obtain loans and other credit facilities on favorable terms; the potential effects of judicial, regulatory or other proceedings, litigation or threatened litigation or proceedings, or reviews or investigations, on our business, financial condition, results of operations and cash flows; risks associated with divestment and restructuring; the anticipated effects of actions of third parties such as competitors, activist investors or federal, state, provincial, territorial or local regulatory authorities, self-regulatory organizations, plaintiffs in litigation or persons threatening litigation; consumer demand for cannabis products; the implementation and effectiveness of key personnel changes; risks related to stock exchange restrictions; risks related to the protection and enforcement of our intellectual property rights; the risks related to our exchangeable shares (the “Exchangeable Shares”) having different rights from Canopy Shares and there may never be a trading market for the Exchangeable Shares; future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses; risks related to finalization of the consideration payable by us for the acquisition by Canopy USA of the remaining interests in Jetty; and the factors discussed under the heading “Risk Factors” in the Annual Report. Readers are cautioned to consider these and other factors, uncertainties and potential events carefully and not to put undue reliance on forward-looking statements.

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

Segment Reporting

Prior to the three months ended June 30, 2025, we had the following four reportable segments: (i) Canada cannabis, (ii) International markets cannabis, (iii) Storz & Bickel, and (iv) This Works (divested December 18, 2023). Following a change in the CODM (as defined below) and internal reorganizations initiated by us in the three months ended March 31, 2025, we changed the structure of our internal management reporting. Accordingly, as of the three months ended June 30, 2025, we began reporting our financial results for the following two reportable segments:

•
Cannabis - includes the global production, distribution and sale of a diverse range of cannabis and cannabis-related products. Sales in Canada are pursuant to the Cannabis Act, while international sales are pursuant to applicable international legislation, regulations and permits; and
•
Storz & Bickel - includes the production, distribution and sale of vaporizers and accessories.

These segments reflect how our operations are managed, how our Chief Executive Officer, who is the Chief Operating Decision Maker (“CODM”), allocates resources and evaluates performance, and how our internal management financial reporting is structured. Our CODM evaluates the performance of these segments, with a focus on (i) segment net revenue, and (ii) segment gross margin as the measure of segment profit or loss. Accordingly, information regarding segment net revenue and segment gross margin for the comparative periods have been restated to reflect the aforementioned change in reportable segments.

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

In connection with the Reorganization Amendments, on May 19, 2023, Canopy USA and Huneeus 2017 Irrevocable Trust (the “Trust”) entered into a share purchase agreement (the “Trust SPA”), which sets out the terms of the Trust’s investment in Canopy USA in the aggregate amount of up to US$20 million (the “Trust Transaction”). Agustin Huneeus, Jr. is the trustee of the Trust and is an affiliate of a shareholder of Jetty. Pursuant to the terms of the Trust SPA, the Trust was entitled, subject to certain terms and conditions contained in the Trust SPA, to be issued Canopy USA Common Shares in two tranches with an aggregate value of up to US$10 million along with warrants of Canopy USA to acquire additional Canopy USA Common Shares. In addition, subject to the terms of the Trust SPA, the Trust has also been granted options to acquire additional Voting Shares (as defined in the A&R LLC Agreement) with a value of up to an additional US$10 million and one such additional option includes the issuance of additional warrants of Canopy USA. On April 26, 2024, Canopy USA completed the first tranche closing of the Trust Transaction in accordance with the Trust SPA and pursuant to the Trust SPA, the timeline to complete the second tranche closing has lapsed and was not exercised by the Trust. As of June 30, 2025, the Trust holds an aggregate 28,571,429 Canopy USA Common Shares and warrants to acquire up to 85,714,284 Voting Shares expiring on April 26, 2031.

In addition, subject to the terms and conditions of the A&R Protection Agreement (as defined below) and the terms of the option agreements to acquire Wana and Jetty, as applicable, Canopy Growth may be required to issue additional common shares in satisfaction of certain deferred and/or option exercise payments to the shareholders of Wana and Jetty. Canopy Growth will receive additional Non-Voting Shares from Canopy USA as consideration for any Canopy Shares issued in the future to the shareholders of Wana and Jetty.

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

As of June 30, 2025, the Trust holds 28,571,429 Canopy USA Common Shares, the shareholders of Wana collectively hold 60,955,929 Canopy USA Common Shares and a wholly-owned subsidiary of the Company holds all of the issued and outstanding Non-Voting Shares in the capital of Canopy USA, representing approximately 84.4% of the issued and outstanding shares in Canopy USA on an as-converted basis.

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

Until such time as Canopy Growth converts its Non-Voting Shares into Canopy USA Class B Shares following the Stock Exchange Permissibility Date, Canopy Growth will have no economic or voting interest in Canopy USA or the Canopy USA LPs. Canopy USA will continue to operate independently of Canopy Growth.

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

On September 13, 2024, the Optionor entered into a series of transactions with, among others, Acreage, the Rolling Lender and an arm’s length third-party lender (the “Other Lender”). Pursuant to such transactions, all of Acreage’s indebtedness held by the Rolling Lender was acquired by the Other Lender. Following the acquisition by the Other Lender, the Optionor, the Other Lender and Acreage, among others, amended and restated the First ARCA pursuant to a second amended and restated credit agreement dated as of September 13, 2024 (the “Second ARCA”). Pursuant to the Second ARCA and an agreement among lenders entered into on September 13, 2024 between, among others, the Optionor and the Other Lender, all interest owing to the Optionor under the Second ARCA is, subject to the consent of the Other Lender, to be paid-in-kind and not in cash. Under the Second ARCA, as of September 13, 2024, the Optionor was owed an aggregate principal amount equal to approximately US$102 million which is subordinate to approximately US$65 million owed to the Other Lender. As previously disclosed in the Annual Report, Acreage was in default under the Second ARCA and the Lenders agreed to forbear from exercising remedies with respect to such default while the parties discussed potential solutions, including additional financing.

As of June 30, 2025, the aggregate principal amount owing to the Optionor was approximately US$113 million and the aggregate principal amount owing to the Other Lender was approximately US$65 million.

On July 29, 2025, the Company entered into the Third Paydown Agreement in order to permit the Company to grant Canopy USA certain consents (the “Acreage Financing Consent”) in order to allow Canopy USA to secure from the Other Lender an additional US$22 million in financing for Acreage and its subsidiaries (the “Acreage Financing”). In connection with the Acreage Financing, the Optionor, the Other Lender and Acreage, among others, amended and restated the Second ARCA pursuant to a third amended and restated credit agreement dated as of July 29, 2025 (the “Third ARCA”). As a result of the Acreage Financing and Third ARCA, Acreage is no longer in default under its senior secured credit facilities.

Acreage Acquisition

On December 9, 2024, Canopy USA completed the Acreage Acquisition and now owns 100% of the issued and outstanding shares of Acreage. In connection with: (i) the Existing Acreage Arrangement Agreement and the amended and restated plan of arrangement (the “Acreage Amended Arrangement”); and (ii) the Floating Share Arrangement Agreement, Canopy USA acquired all of the issued and outstanding Floating Shares of Acreage on the terms and conditions set forth in the court-approved plan of arrangement (the “Floating Share Arrangement”). Immediately following the implementation of the Floating Share Arrangement, Canopy USA acquired all of the issued and outstanding Fixed Shares of Acreage (the “Fixed Share Acquisition”).

In accordance with the Floating Share Arrangement, registered holders of Floating Shares received 0.045 of a Canopy Share for each Floating Share (the “Floating Share Exchange Ratio”). In connection with the Fixed Share Acquisition, each of the outstanding Fixed Shares was exchanged for 0.00000000617 of a Canopy Share for each Fixed Share, as adjusted pursuant to the terms and conditions set forth in the Existing Acreage Arrangement Agreement (the “Fixed Share Exchange Ratio”). In aggregate, Canopy Growth issued 5,888,291 Canopy Shares to former shareholders of Acreage.

Pursuant to the Floating Share Arrangement, (i) each outstanding stock option to acquire Floating Shares was exchanged for a replacement option exercisable for Canopy Shares, with the number of underlying Canopy Shares and exercise price of such options adjusted by the Floating Share Exchange Ratio; (ii) each outstanding warrant to acquire Floating Shares was exchanged for a replacement warrant to acquire Canopy Shares, with the number of underlying Canopy Shares and exercise price of such warrants adjusted by the Floating Share Exchange Ratio; and (iii) each outstanding restricted share unit, performance share and performance unit, as applicable, that vested into Floating Shares was exchanged for a replacement restricted share unit, performance share or performance unit, as applicable, that vests into Canopy Shares, with the number of underlying Canopy Shares adjusted by the Floating Share Exchange Ratio.

In connection with the Fixed Share Acquisition, (i) each outstanding stock option to acquire Fixed Shares was exchanged for a replacement option exercisable for Canopy Shares, with the number of underlying Canopy Shares and exercise price of such options adjusted by the Fixed Share Exchange Ratio; (ii) each outstanding warrant to acquire Fixed Shares was exchanged for a replacement warrant to acquire Canopy Shares, with the number of underlying Canopy Shares and exercise price of such warrants adjusted by the Fixed Share Exchange Ratio; and (iii) each restricted share unit and performance share unit, as applicable, that vested into Fixed Shares was exchanged for a replacement restricted share unit or performance share unit, as applicable, that vests into Canopy Shares, with the number of underlying Canopy Shares adjusted by the Fixed Share Exchange Ratio.

In addition, Canopy Growth: (i) issued 5,118,426 Canopy Shares to an eligible participant pursuant to the existing tax receivable bonus plans of HSCP; and (ii) 306,151 Canopy Shares were issuable in connection with Canopy USA’s acquisition of the minority interests of certain subsidiaries of Acreage, of which 237,682 Canopy Shares were issued as of June 30, 2025.

Immediately following the closing of the Acreage Acquisition, Canopy Growth issued an aggregate of 1,315,553 Canopy Shares and 1,197,658 common share purchase warrants to certain securityholders of Acreage in order to satisfy an outstanding liability. Each common share purchase warrant entitles the holder thereof to acquire one Canopy Share at an exercise price of US$3.66 until June 6, 2029.

In exchange for the issuances of Canopy Shares, warrants and other replacement securities in connection with the Acreage Acquisition, Canopy Growth received additional Non-Voting Shares with a value of $50.8 million and Canopy USA delivered guarantees in respect of the obligations owing pursuant to the Elevate (as defined below) loan receivable. Refer to Note 10 for more information on Canopy USA investment balances.

Recent Developments

February 2025 ATM Program

On February 28, 2025, we established a new at-the-market equity program that allows us to issue and sell up to US$200 million of Canopy Shares to the public from time to time at our discretion (the “February 2025 ATM Program”) pursuant to an equity distribution agreement (as amended, the “2025 Equity Distribution Agreement”) entered into among us and BMO Nesbitt Burns Inc., as Canadian agent, and BMO Capital Markets Corp., as U.S. agent (together, the “Agents”). The February 2025 ATM Program will be effective until the earlier of (i) the issuance and sale of all of the Canopy Shares issuable pursuant to the February 2025 ATM Program; (ii) the date on which the Company receives notice from a securities regulatory authority that the Company’s Canadian short form base shelf prospectus dated June 5, 2024 and/or the Company’s registration statement, as amended, filed with the SEC has ceased to be effective; and (iii) July 5, 2026, unless terminated earlier in accordance with the terms of the 2025 Equity Distribution Agreement. The 2025 Equity Distribution Agreement replaced the equity distribution agreement dated June 6, 2024, among us and the Agents that established our prior at-the-market equity program (the “June 2024 ATM Program”).

During the three months ended June 30, 2025, we sold 21,006,528 Canopy Shares for gross proceeds of approximately $38.3 million (US$27.9 million) under the February 2025 ATM Program.

Credit Facility Prepayments

On July 29, 2025, we entered into an agreement (the “Third Paydown Agreement”) with certain lenders under our Credit Facility. Pursuant to the Third Paydown Agreement, we are required to make the following prepayments: (i) US$25 million at par on or about July 31, 2025; (ii) US$10 million at par on or prior to December 31, 2025; and (iii) US$15 million at par on or prior to March 31, 2026. On July 31, 2025, we made the first of the three prepayments required under the Third Paydown Agreement, which resulted in an aggregate principal reduction of US$25 million under our Credit Facility.

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

On March 21, 2025, Prime Minister Carney announced that the Government of Canada will cancel the Capital Gains Proposals.

Part 2 - Results of Operations

The results of operations presented below reports the financial performance of the continuing operations of Canopy Growth for the three months ended June 30, 2025.

Discussion of Results of Operations for the Three Months Ended June 30, 2025

	Three months ended June 30,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2025	2024	$ Change	% Change
Selected consolidated financial information:
Net revenue	$72,134	$66,212	$5,922	9%
Gross margin percentage	25%	35%	-	(1,000) bps
Net loss from continuing operations	$(41,527)	$(129,191)	$87,664	68%
Basic and diluted loss per share from continuing operations[1]	$(0.22)	$(1.63)	$1.41	87%
[1] For the three months ended June 30, 2025, the weighted average number of outstanding Canopy Shares, basic and diluted, totaled 188,321,555 (three months ended June 30, 2024 - 79,243,020).

Revenue

We report net revenue in two segments: (i) Cannabis; and (ii) Storz & Bickel. The following table presents segmented net revenue for the three months ended June 30, 2025 and 2024:

Net Revenue	Three months ended June 30,
(in thousands of Canadian dollars)	2025	2024	$ Change	% Change
Cannabis
Canadian adult-use cannabis[1]	$27,021	$18,883	$8,138	43%
Canadian medical cannabis[2]	21,206	18,795	2,411	13%
International markets cannabis	8,755	8,415	$340	4%
	$56,982	$46,093	$10,889	24%

Storz & Bickel	$15,152	$20,119	$(4,967)	(25%)

Net revenue	$72,134	$66,212	$5,922	9%

[1] Includes excise taxes of $14,199 and other revenue adjustments, representing our determination of returns and pricing adjustments, of $923 for the three months ended June 30, 2025 (three months ended June 30, 2024 - excise taxes of $7,517 and other revenue adjustments of $1,200).

[2] Includes excise taxes of $2,415 for the three months ended June 30, 2025 (three months ended June 30, 2024 - $2,054).

Net revenue was $72.1 million in the first quarter of fiscal 2026, an increase of $5.9 million as compared to $66.2 million in the first quarter of fiscal 2025.

Cannabis

Net revenue from our Cannabis segment was $57.0 million in the first quarter of fiscal 2026, as compared to $46.1 million in the first quarter of fiscal 2025.

Canadian adult-use cannabis net revenue was $27.0 million in the first quarter of fiscal 2026, as compared to $18.9 million in the first quarter of fiscal 2025. The year-over-year increase is primarily attributable to growth in flower and infused PRJ offerings, partially offset by declines in edibles and non-infused PRJs.

Canadian medical cannabis net revenue was $21.2 million in the first quarter of fiscal 2026, as compared to $18.8 million in the first quarter of fiscal 2025. The year-over-year increase is primarily attributable to an increase in the number of insured customers, increased order sizes from our insured customers, and a larger assortment of cannabis product choices offered to our customers.

International markets cannabis revenue was $8.8 million in the first quarter of fiscal 2026, as compared to $8.4 million in the first quarter of fiscal 2025. The year-over-year increase is primarily attributable to the increased shipments of flower products in Europe, which was offset by a decline in our Australian medical cannabis business.

Storz & Bickel

Revenue from Storz & Bickel was $15.2 million in the first quarter of fiscal 2026, as compared to $20.1 million in the first quarter of fiscal 2025. The year-over-year decrease is primarily attributable to lapping strong sales in the prior year and consumer economic uncertainty.

Cost of Goods Sold and Gross Margin

The following table presents cost of goods sold, gross margin and gross margin percentage on a consolidated basis for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,
(in thousands of Canadian dollars except where indicated)	2025	2024	$ Change	% Change
Net revenue	$72,134	$66,212	$5,922	9%

Cost of goods sold	$54,096	$43,181	$10,915	25%
Gross margin	18,038	23,031	(4,993)	(22%)
Gross margin percentage	25%	35%	-	(1,000) bps

Cost of goods sold was $54.1 million in the first quarter of fiscal 2026, as compared to $43.2 million in the first quarter of fiscal 2025. Our gross margin was $18.0 million in the first quarter of fiscal 2026, or 25% of net revenue, as compared to a gross margin of $23.0 million and gross margin percentage of 35% of net revenue in the first quarter of fiscal 2025. The year-over-year decrease in the gross margin percentage is primarily attributable to costs related to new product launches, as well as shifts in both product and geographical mix, and increases in freight costs.

We report gross margin and gross margin percentage in two segments: (i) Cannabis; and (ii) Storz & Bickel. The following table presents segmented gross margin and gross margin percentage for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,
(in thousands of Canadian dollars except where indicated)	2025	2024	$ Change	% Change
Cannabis segment
Net revenue	$56,982	$46,093	$10,889	24%
Cost of goods sold	43,391	30,822	12,569	41%
Gross margin	13,591	15,271	(1,680)	(11%)
Gross margin percentage	24%	33%		(900) bps

Storz & Bickel segment
Revenue	$15,152	$20,119	$(4,967)	(25%)
Cost of goods sold	10,705	12,359	(1,654)	(13%)
Gross margin	4,447	7,760	(3,313)	(43%)
Gross margin percentage	29%	39%		(1,000) bps

Cannabis

Gross margin for our Cannabis segment was $13.6 million in the first quarter of fiscal 2026, or 24% of net revenue, as compared to $15.3 million in the first quarter of fiscal 2025, or 33% of net revenue. The year-over-year decrease in the gross margin percentage was primarily attributable to costs related to new product launches and a shift in both product and geographical mix.

Storz & Bickel

Gross margin for our Storz & Bickel segment was $4.4 million in the first quarter of fiscal 2026, or 29% of net revenue, as compared to $7.8 million in the first quarter of fiscal 2025, or 39% of net revenue. The year-over-year decrease in the gross margin percentage is primarily attributable to lower sales and shifts in geographic mix.

Operating Expenses

The following table presents operating expenses for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,
(in thousands of Canadian dollars)	2025	2024	$ Change	% Change
Operating expenses
General and administrative	$14,698	$18,907	$(4,209)	(22%)
Sales and marketing	15,833	15,248	585	4%
Acquisition, divestiture, and other costs	2,111	7,775	(5,664)	(73%)
Depreciation and amortization	5,466	6,038	(572)	(9%)
Selling, general and administrative expenses	38,108	47,968	(9,860)	(21%)

Share-based compensation	(99)	4,151	(4,250)	(102%)

Loss on asset impairment and restructuring	2,653	20	2,633	13,165%
Total operating expenses	$40,662	$52,139	$(11,477)	(22%)

Selling, general and administrative expenses

Selling, general and administrative expenses were $38.1 million in the first quarter of fiscal 2026, as compared to $48.0 million in the first quarter of fiscal 2025.

General and administrative expense was $14.7 million in the first quarter of fiscal 2026, as compared to $18.9 million in the first quarter of fiscal 2025. The year-over-year decrease is primarily attributable to: (i) continued reductions in headcount; and (ii) lower third party costs, including insurance, professional fees and IT costs.

Sales and marketing expense was $15.8 million in the first quarter of fiscal 2026, as compared to $15.2 million in the first quarter of fiscal 2025. The year-over-year increase is primarily attributable to increased costs associated with: (i) customer acquisition costs; and (ii) royalties and other variable marketing costs. The increased costs were partially offset by continued reductions in headcount.

Acquisition, divestiture, and other costs were $2.1 million in the first quarter of fiscal 2026, as compared to $7.8 million in the first quarter of fiscal 2025. In the first quarter of fiscal 2026, costs were incurred primarily in relation to:

•
continued legal costs arising from the restatement of our consolidated financial statements in connection with the review of the financial reporting matters related to the BioSteel business unit for the following previously filed periods: (i) audited consolidated financial statements for the fiscal year ended March 31, 2022, originally included in our Annual Report on Form 10-K for such fiscal year, and (ii) unaudited consolidated financial statements for the quarterly periods ended June 30, 2022, September 30, 2022 and December 31, 2022, originally included in our Quarterly Reports on Form 10-Q for such quarterly periods; and
•
other non-recurring acquisition and divestiture costs.

Comparatively, in the first quarter of fiscal 2025, costs were incurred primarily in relation to:

•
the Reorganization of Canopy USA;
•
costs associated with the Debt Acquisition of Acreage; and
•
continued legal costs arising from the restatement of our consolidated financial statements for the periods described above, in connection with the review of the financial reporting matters related to the BioSteel business unit.

Depreciation and amortization expense was $5.5 million in the first quarter of fiscal 2026, as compared to $6.0 million in the first quarter of fiscal 2025. The year-over-year decrease is primarily attributable to the reduction in new capital expenditures.

Share-based compensation

Share-based compensation was -$0.1 million in the first quarter of fiscal 2026, as compared to $4.2 million in the first quarter of fiscal 2025. The year-over-year decrease is primarily attributable to: (i) higher estimated forfeitures in the first quarter of fiscal 2026 due to departures of certain executives; and (ii) lower expense due to reduced headcount. The decrease is offset by the first quarter of fiscal 2026 grant of 2.5 million options and 3.3 million restricted share units.

Loss on asset impairment and restructuring

Loss on asset impairment and restructuring recorded in operating expenses was $2.7 million in the first quarter of fiscal 2026, as compared to $0.02 million in the first quarter of fiscal 2025.

Loss on asset impairment and restructuring recorded in the first quarter of fiscal 2026 related primarily to employee restructuring costs.

Comparatively, in the first quarter of fiscal 2025, the loss on asset impairment and restructuring related primarily to employee restructuring costs and ongoing holding costs to maintain previously restructured sites. These amounts were offset by a gain related to remeasurement of a lease liability.

Other

The following table presents other income (expense), net, and income tax expense for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,
(in thousands of Canadian dollars)	2025	2024	$ Change	% Change
Other income (expense), net	(18,612)	(93,889)	75,277	80%
Income tax expense	(291)	(6,194)	5,903	95%

Other income (expense), net

Other income (expense), net was an expense amount of $18.6 million in the first quarter of fiscal 2026, as compared to an expense amount of $93.9 million in the first quarter of fiscal 2025. The year-over-year change of $75.3 million is primarily attributable to:

•
Change of $65.1 million related to non-cash fair value changes on our Canopy USA related assets and other financial assets, from an expense amount of $75.2 million in the first quarter of fiscal 2025 to an expense amount of $10.1 million in the first quarter of fiscal 2026. The expense amount recognized in the first quarter of fiscal 2026 is primarily attributable to a fair value decrease relating to our investment in:
o
the Canopy USA LPs equity method investment in the amount of $15.6 million.

This fair value decrease was partially offset by a fair value increase related to our investment in:

o
the Canopy Elevate I LLC, Canopy Elevate II LLC and Canopy Elevate III LLC (collectively, “Elevate”) loan receivable, in the amount of $5.5 million relating to fair value movements in consideration of the debtor's net assets.

Comparatively, the expense amount in the first quarter of fiscal 2025 was primarily attributable to fair value decreases relating to our investments in:

o
the Canopy USA, LLC and the Canopy USA LPs equity method investments in the aggregate amount of $76.0 million;
o
the Acreage financial instrument, in the amount of $31.8 million. On a quarterly basis, we determine the fair value of the Acreage financial instrument using a probability-weighted expected return model, incorporating several potential scenarios and outcomes associated with the Acreage Amended Arrangement. The fair value decrease in the first quarter of fiscal 2025 is primarily attributable to an increase of approximately 75% in our share price up to the Deconsolidation Date (as defined below), relative to an increase of approximately 46% in Acreage’s share price during that same period. As a result, the model at the Deconsolidation Date reflects both a higher estimated value of the Canopy Growth common shares expected to be issued upon Canopy USA’s acquisition of Acreage, and a higher estimated value of the Acreage shares expected to be acquired at that time. In the period up to the Deconsolidation Date, the relative share price movements resulted in a decrease in the value of the Acreage financial instrument; and
o
Indiva Limited shares, in the amount of $2.8 million due a decrease in their share price as a result of their CCAA proceedings.

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
o
the Elevate loan receivable, in the amount of $7.3 million relating to fair value movements in consideration of the debtor's net assets; and
o
the Acreage debt Option Premium, in the amount of $3.1 million related to closing of the Debt Acquisition and release of the amount that was previously held in escrow pursuant to the Option Agreement.

•
Change of $26.8 million related to fair value changes on acquisition related contingent consideration and other, from an expense amount of $26.8 million in the first quarter of fiscal 2025 to $nil in the first quarter of fiscal 2026. No fair value changes occurred in the first quarter of fiscal 2026. Comparatively, the fair value change in the first quarter of fiscal 2025, related primarily to various acquisition related contingent consideration.

•
Change of $22.1 million related to charges associated with the settlement of our debt, from an income amount of $22.1 million in the first quarter of fiscal 2025 to $nil in the first quarter of fiscal 2026. In the first quarter of fiscal 2026, settlement of debt balances did not result in any gains or losses. Comparatively, in the first quarter of fiscal 2025, we recognized a gain of $22.1 million, primarily in connection with the exchange of the CBI Note (as defined below).

•
Decrease in interest income of $1.0 million, from $2.1 million in the first quarter of fiscal 2025 to $1.1 million in the first quarter of fiscal 2026. The year-over-year decrease is attributable to lower cash and cash equivalents and short-term investment balances.

•
Decrease in interest expense of $11.4 million, from $21.1 million in the first quarter of fiscal 2025 to $9.7 million in the first quarter of fiscal 2026. The year-over-year decrease is primarily attributable to the reduction of our debt balances.

Income tax expense

Income tax expense in the first quarter of fiscal 2026 was $0.3 million, compared to income tax expense of $6.2 million in the first quarter of fiscal 2025. In the first quarter of fiscal 2026, income tax expense consisted of deferred income tax expense of $0.1 million (compared to an expense of $6.0 million in the first quarter of fiscal 2025) and current income tax expense of $0.2 million (compared to an expense of $0.2 million in the first quarter of fiscal 2025).

The decrease of $5.9 million in the deferred income tax expense is primarily a result of the settlement of the CBI Note in the first quarter of fiscal 2025, that did not recur in the first quarter of fiscal 2026 and utilization of losses for tax purposes, where the accounting criteria for recognition of an asset has been met.

The current income tax expense remained consistent year over year and arose primarily in connection with tax on income for tax purposes that could not be reduced by the group’s tax attributes in the current taxation year.

Net Loss from Continuing Operations

The net loss from continuing operations in the first quarter of fiscal 2026 was $41.5 million, as compared to a net loss of $129.2 million in the first quarter of fiscal 2025. The year-over-year decrease in the net loss is primarily attributable to: (i) the year-over-year change in other income (expense), net, of $75.3 million; and (ii) the decrease in operating loss from continuing operations. These variances are described above.

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

The following table presents Adjusted EBITDA for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,
(in thousands of Canadian dollars)	2025	2024	$ Change	% Change
Net loss from continuing operations	$(41,527)	$(129,191)	$87,664	68%
Income tax expense	291	6,194	(5,903)	(95%)
Other (income) expense, net	18,612	93,889	(75,277)	(80%)
Share-based compensation	(99)	4,151	(4,250)	(102%)
Acquisition, divestiture, and other costs	2,484	8,627	(6,143)	(71%)
Depreciation and amortization	9,670	11,030	(1,360)	(12%)
Loss on asset impairment and restructuring	2,653	20	2,633	13,165%
Adjusted EBITDA	$(7,916)	$(5,280)	$(2,636)	(50%)

The Adjusted EBITDA loss in the first quarter of fiscal 2026 was $7.9 million, as compared to an Adjusted EBITDA loss of $5.3 million in the first quarter of fiscal 2025. The year-over-year increase in Adjusted EBITDA loss is primarily attributable to softer gross margins across the business, offset by selling, general and administrative expense cost savings.

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

As of the date of the Annual Report, we were able to successfully mitigate the substantial doubt by completing several balance sheet actions, as described in the Annual Report. During the three months ended June 30, 2025, we experienced recurring losses from operations and required additional capital to fund our operations, which raised substantial doubt about our ability to continue as a going concern. However, we also completed additional actions during the three months ended June 30, 2025, which included the sale of additional Canopy Shares under the February 2025 ATM Program, pursuant to which an aggregate of 21,006,528 Canopy Shares were issued and sold for gross proceeds of approximately $38,261. We continue to evaluate different strategies and may pursue additional actions that are expected to further increase our liquidity position, including, but not limited to, pursuing additional actions to find cost-savings and seeking additional financing from both the public and private markets through the issuance of equity and/or debt securities.

We have access to further liquidity through public offerings of equity and debt securities. To facilitate such offerings, in June 2024, we filed (a) a shelf registration statement with the SEC (as amended, the “Shelf Registration Statement”); and (b) a short form base shelf prospectus dated June 5, 2024 that is effective for a 25 month period (the “Canadian Shelf Prospectus”). Pursuant to the Shelf Registration Statement, we may sell securities up to an aggregate total offering price of US$500 million. Pursuant to the Canadian Shelf Prospectus we may sell securities up to an aggregate total offering price of US$500 million (or the equivalent thereof in other currencies). The securities covered by the Shelf Registration Statement and the Canadian Shelf Prospectus include: (i) Canopy Shares; (ii) Exchangeable Shares; (iii) debt securities; (iv) subscription receipts; (v) warrants; and (vi) units consisting of one or more of such securities or any combination of these securities. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

We may also access liquidity through the February 2025 ATM Program, pursuant to which we may sell, from time to time, up to US$105.6 million of additional Canopy Shares as of the date hereof. Refer to Notes 17 and 28 to the Interim Financial Statements.

As a result of our plans above, our financial results for the three months ended June 30, 2025, and the actions taken during the three months ended June 30, 2025, we conclude that the substantial doubt about our ability to continue as a going concern has been alleviated.

As of June 30, 2025, we had cash and cash equivalents of $126.2 million and short-term investments of $17.4 million.

We have recently completed the following debt and equity financings:

•
On April 18, 2024, we entered into an exchange agreement (the “April 2024 Exchange Agreement”) with Greenstar Canada Investment Limited Partnership (“Greenstar”), pursuant to which Greenstar converted approximately $81.2 million of the principal amount of the $100 million principal amount promissory note issued to Greenstar and payable on December 31, 2024 (the “CBI Note”) into 9,111,549 Exchangeable Shares, calculated based on a price per Exchangeable Share equal to $8.91 (the “Note Exchange”). Pursuant to the terms of the April 2024 Exchange Agreement, all accrued but unpaid interest on the CBI Note together with the remaining principal amount of the CBI Note was cancelled and forgiven for no additional consideration by Greenstar. Following the closing of the Note Exchange, there is no outstanding balance owing under the CBI Note and the CBI Note has been cancelled.
•
On May 2, 2024, we entered into an exchange and subscription agreement (the “Exchange and Subscription Agreement”) with a single institutional investor (the “May 2024 Investor”) pursuant to which, among other things, the May 2024 Investor delivered to us approximately $27.5 million aggregate principal amount of outstanding Supreme Debentures (as defined below) and Accretion Debentures (as defined below) held by the May 2024 Investor and paid us approximately $68.3 million (US$50.0 million) in exchange for us issuing to the May 2024 Investor (i) a new senior unsecured convertible debenture of the Company (the “May 2024 Convertible Debenture”) with an aggregate principal amount of approximately $96.4 million maturing five years from the closing date (the “Closing Date”) of the transaction (the “Transaction”) and (ii) 3,350,430 common share purchase warrants (the “May 2024 Investor Warrants”). Each May 2024 Investor Warrant entitles the holder to acquire one Canopy Share at an exercise price equal to $16.18 per Canopy Share for a period of five years from the Closing Date. The May 2024 Convertible Debenture bears interest at a rate of 7.50% per annum, payable in semi-annual payments in cash or, at our option, in Canopy Shares for the first four semi-annual interest payments after the Closing Date, subject to satisfaction of certain conditions, including the prior approval of the TSX.

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

•
On June 6, 2024, we established the June 2024 ATM Program that allowed us to sell up to US$250 million of Canopy Shares from treasury to the public from time to time at our discretion. The June 2024 ATM Program has been completed and a total of 71,044,862 Canopy Shares have been sold at an average price of $4.89 per Canopy Share, for gross proceeds of $347.1 million (US$250 million) and net proceeds, inclusive of commissions and fees, of $341.8 million. Since the establishment of the June 2024 ATM Program, we have paid an aggregate amount of $5.2 million as compensation to the Agents under the June 2024 ATM Program.
•
On August 20, 2024, we entered into an exchange and subscription agreement (the “August 2024 Supreme Convertible Debt Exchange”) with a single institutional investor (the “August 2024 Investor”) pursuant to which, among other things, the August 2024 Investor delivered to the Company approximately $2.7 million of aggregate principal amount of outstanding Supreme Debentures held by the August 2024 Investor in exchange for 291,351 Canopy Shares and $0.03 million in cash for accrued interest.
•
On February 28, 2025, we established the February 2025 ATM Program that allows us to issue and sell up to US$200 million Canopy Shares to the public from time to time at our discretion. As of August 6, 2025, we sold an aggregate of 78,782,237 Canopy Shares at an average price of $1.66 per Canopy Share, for gross proceeds of $130.9 million (US$94.4 million) and net proceeds, inclusive of commissions and fees, of $129.6 million (US$93.4 million). Since the establishment of the February 2025 ATM Program, we have paid an aggregate amount of $1.3 million (US$1.0 million) as compensation to the Agents under the February 2025 ATM Program. As of August 6, 2025, we can issue and sell up to US$105.6 million of Canopy Shares under the February 2025 ATM Program.

In addition to the above, we continue to review and pursue selected external financing sources to ensure adequate financial resources. These potential sources include, but are not limited to: (i) obtaining financing from traditional or non-traditional investment capital organizations; (ii) obtaining funding from the sale of Canopy Shares or other equity or debt instruments; and (iii) obtaining debt financing with lending terms that more closely match our business model and capital needs. We may from time to time seek to retire our outstanding debt through cash purchases and/or exchanges for equity securities, and open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Cash Flows

The following table presents cash flows for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,
(in thousands of Canadian dollars)	2025	2024
Net cash (used in) provided by:
Operating activities	$(10,337)	$(51,780)
Investing activities[1]	(705)	(33,029)
Financing activities	25,460	105,775
Effect of exchange rate changes on cash and cash equivalents	(2,027)	890
Net increase in cash and cash equivalents	12,391	21,856
Cash and cash equivalents, beginning of period	113,811	170,300
Cash and cash equivalents, end of period	$126,202	$192,156
[1] Includes net cash provided by investing activities from discontinued operations of $nil and $10,157 for the three months ended June 30, 2025 and 2024, respectively.

Operating activities

Cash used in operating activities totaled $10.3 million in the three months ended June 30, 2025, as compared to cash used of $51.8 million in the three months ended June 30, 2024. The decrease in the cash used in operating activities is primarily due to: (i) a reduction in the cash interest paid due to timing of payments compared to the prior quarter and a reduction in our debt balances; and (ii) year-over-year change in working capital movements due to decreased spending and timing.

Investing activities

The cash used in investing activities totaled $0.7 million in the three months ended June 30, 2025, as compared to cash used of $33.0 million in the three months ended June 30, 2024.

In the three months ended June 30, 2025, purchases of property, plant and equipment were $1.3 million, primarily related to production equipment enhancements made at certain of our Canadian cultivation and production facilities, and at our Storz & Bickel facilities. Comparatively, in the three months ended June 30, 2024, we invested $3.9 million in building improvements and production equipment enhancements made at certain of our Canadian cultivation and production facilities.

In the three months ended June 30, 2025, our strategic investments in other financial assets were $nil as we made no new investments in the period. Comparatively, in the three months ended June 30, 2024, our strategic investments in other financial assets were $95.3 million and related primarily to the cash payment to acquire the outstanding principal, including all accrued and unpaid interest thereon, of Acreage’s debt, being an amount up to US$150.0 million (the “Acreage Debt”).

Net redemptions of short-term investments in the three months ended June 30, 2025 were $0.8 million, as compared to net redemptions of $30.0 million in the three months ended June 30, 2024. The year-over-year decrease in the net redemptions relates to timing of maturities and reinvestment in our short-term investments. As at June 30, 2025, we had short-term investments remaining of $17.4 million.

Net cash flow on sale or deconsolidation of subsidiaries in the three months ended June 30, 2025 was $nil as there were no sale of subsidiaries in the period. Comparatively, net cash flow in the three months ended June 30, 2024 was an outflow of $7.0 million and related to the deconsolidation of Canopy USA, refer to Note 3 to the Interim Financial Statements for details.

Additional cash inflows during the three months ended June 30, 2025 include proceeds of $0.01 million from the sale of property, plant and equipment. Comparatively, additional cash inflows during the three months ended June 30, 2024 include proceeds of $4.9 million from the sale of property, plant and equipment, primarily in relation to previous restructuring actions.

Net cash flow on loan receivable resulted in a cash inflow of $nil in the three months ended June 30, 2025 as there were no loan repayment receipts during the period. Comparatively, net cash flow on loan receivable in the three months ended June 30, 2024 of $28.1 million primarily related to cash receipts from various loan repayments.

Financing activities

The cash provided by financing activities in the three months ended June 30, 2025 was $25.5 million, as compared to cash provided of $105.8 million in the three months ended June 30, 2024. In the three months ended June 30, 2025, $38.3 million in gross proceeds were received from the sale of Canopy Shares under the February 2025 ATM Program. Comparatively, in the three months ended June 30, 2024, $46.3 million in gross proceeds were received from the sale of Canopy Shares under the June 2024 ATM Program and $7.6 million in gross proceeds were received from the exercise of certain of our outstanding warrants, these amounts were offset by share issuance costs of $3.2 million.

For the three months ended June 30, 2025, long-term debt repayments of $0.9 million related primarily to the Supreme Debentures and Accretion Debentures. Other financing activities resulted in a cash outflow of $11.9 million, which related primarily to: (i) finance lease payments and (ii) share issuance costs. Comparatively, for the three months ended June 30, 2024, $68.3 million was received relating to the Exchange and Subscription Agreement, offset by long-term debt repayments of $11.8 million which related primarily to the First Quarter 2025 Paydowns (as defined below). Other financing activities resulted in a cash outflow of $4.5 million, which related to: (i) share issuance costs, as noted above and (ii) finance lease payments.

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

The following table presents free cash flows for the three months ended June 30, 2025, and 2024:

	Three months ended June 30,
(in thousands of Canadian dollars)	2025	2024
Net cash used in operating activities - continuing operations	$(10,337)	$(51,780)
Purchases of and deposits on property, plant and equipment - continuing operations	(1,306)	(3,920)
Free cash flow[1] - continuing operations	$(11,643)	$(55,700)
[1]Free cash flow is a non-GAAP measure, and is calculated as net cash provided by (used in) operating activities, less purchases of and deposits on property, plant and equipment.

Free cash flow in the three months ended June 30, 2025 was an outflow of $11.6 million, as compared to an outflow of $55.7 million in the three months ended June 30, 2024. The year-over-year decrease in the free cash outflow primarily reflects the decrease in cash used in operating activities, as described above.

Debt

Since our formation, we have financed our cash requirements primarily through the issuance of Canopy Shares, including the $5.1 billion investment by Constellation Brands, Inc.in the third quarter of fiscal 2019, and debt. Total debt outstanding as of June 30, 2025 was $295.3 million, a decrease from $304.1 million as of March 31, 2025. The total principal amount owing was $302.8 million at June 30, 2025, a decrease from $315.5 million at March 31, 2025. The decreases were primarily due to: (i) paydown of various debt balances totaling $0.9 million; and (ii) the impact of foreign currency translations.

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

On April 29, 2024 and June 28, 2024, we repurchased additional outstanding principal amounts under the Credit Facility (the “First Quarter 2025 Paydowns”). The First Quarter 2025 Paydowns resulted in an aggregate principal reduction of $11.2 million (US$8.2 million) for a cash payment of $11.2 million (US$8.2 million).

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

On September 27, 2024, we repurchased additional outstanding principal amounts under the Credit Facility (the “Second Quarter 2025 Paydown”). The Second Quarter 2025 Paydown resulted in an aggregate principal reduction of $1.1 million (US$0.9 million) for a cash payment of $1.1 million (US$0.9 million).

On October 16, 2024, we made an early prepayment under our Credit Facility in an aggregate principal amount equal to US$100 million of the principal amount outstanding thereunder at a discounted price of US$97.5 million (the “Third Quarter 2025 Paydown”). The Third Quarter 2025 Paydown resulted in an aggregate principal reduction of $137.7 million (US$100.0 million) for a cash payment of $134.3 million (US$97.5 million).

On March 31, 2025, we made an optional prepayment under the Credit Facility in an aggregate principal amount equal to US$100.0 million of the principal amount outstanding thereunder at a discounted price of US$97.5 million (the “Optional Prepayment”), and as a result, the maturity date under the Credit Agreement was extended to September 18, 2027. The Optional Prepayment resulted in an aggregate principal reduction of $143.9 million (US$100.0 million) for a cash payment of $140.3 million (US$97.5 million).

On July 29, 2025, we entered into the Third Paydown Agreement with certain lenders under our Credit Facility. Pursuant to the Third Paydown Agreement, we are required to make the following prepayments: (i) US$25 million at par on or about July 31, 2025; (ii) US$10 million at par on or prior to December 31, 2025; and (iii) US$15 million at par on or prior to March 31, 2026. On July 31, 2025, we made the first of the three prepayments in accordance with the Third Paydown Agreement, which resulted in an aggregate principal reduction of US$25 million under our Credit Facility.

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

In connection with the Supreme Arrangement, we, Supreme Cannabis and Computershare Trust Company of Canada (the “Trustee”) entered into a supplemental indenture whereby we agreed to issue Canopy Shares upon conversion of any Supreme Debenture. In addition, we may force conversion of the Supreme Debentures outstanding with 30 days’ notice if the daily volume weighted average trading price of our Canopy Shares is greater than $385.90 for any 10 consecutive trading days. We, Supreme Cannabis and the Trustee entered into a further supplemental indenture whereby we agreed to guarantee the obligations of Supreme Cannabis pursuant to the Supreme Debentures and the Accretion Debentures.

Prior to September 9, 2023, the Supreme Debentures were not redeemable. Beginning on and after September 9, 2023, Supreme Cannabis may from time to time, upon providing 60 days prior written notice to the Trustee, redeem the Supreme Debentures outstanding, provided that the Accretion Debentures have already been redeemed in full.

On May 2, 2024, we entered into the Exchange and Subscription Agreement where approximately $27.5 million of aggregate principal amount of outstanding Supreme Debentures and Accretion Debentures were settled.

On August 20, 2024, we entered into the August 2024 Supreme Convertible Debt Exchange with the August 2024 Investor pursuant to which, among other things, the August 2024 Investor delivered to the Company approximately $2.7 million of aggregate principal amount of outstanding Supreme Debentures held by the August 2024 Investor in exchange for 291,351 Canopy Shares and $0.03 million in cash for accrued interest.

During the three months ended June 30, 2025, principal payments on the Accretion Debentures totaled $0.2 million (three months ended June 30, 2024 - $0.7 million) and principal payments on the Supreme Debentures totaled $0.5 million (three months ended June 30, 2024 - $nil).

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

Contractual Obligations and Commitments

Other than the Third Paydown Agreement, as described above under “Recent Developments”, there have been no material changes to our contractual obligations and commitments from the information provided in the MD&A section in the Annual Report.

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

Impairment of goodwill

We do not believe that an event occurred or circumstances changed during the first quarter of fiscal 2026 that would, more likely than not, reduce the fair value of the Storz & Bickel reporting unit below its carrying value. Therefore, we concluded that the quantitative goodwill impairment assessment was not required for the Storz & Bickel reporting unit at June 30, 2025. The carrying value of goodwill associated with the Storz & Bickel reporting unit was $47,377 at June 30, 2025.

We are required to perform our next annual goodwill impairment analysis on March 31, 2026, or earlier should there be an event that occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

A hypothetical 10% change in the U.S. dollar against the Canadian dollar compared to the exchange rate at June 30, 2025, would affect the carrying value of net assets by approximately $4.4 million, with a corresponding impact to the foreign currency translation account within accumulated other comprehensive income (loss). A hypothetical 10% change in the euro against the Canadian dollar compared to the exchange rate at June 30, 2025, would affect the carrying value of net assets by approximately $19.3 million, with a corresponding impact to the foreign currency translation account within accumulated other comprehensive income (loss).

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

Interest rate risk

Our cash equivalents and short-term investments are held in both fixed-rate and adjustable-rate securities. Investments in fixed-rate instruments carry a degree of interest rate risk. The fair value of fixed-rate securities may be adversely impacted due to a rise in interest rates. Additionally, a falling-rate environment creates reinvestment risk because as securities mature, the proceeds are reinvested at a lower rate, generating less interest income. As at June 30, 2025, our cash and cash equivalents, and short-term investments consisted of $17.6 million in interest rate sensitive instruments (March 31, 2025 – $17.8 million).

Our financial liabilities consist of long-term fixed rate debt and floating-rate debt. Fluctuations in interest rates could impact our cash flows, primarily with respect to the interest payable on floating-rate debt.

	Aggregate Notional Value
	June 30, 2025	March 31, 2025
Fixed interest rate debt	$97,872	$98,778
Variable interest rate debt	204,953	216,686

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

Based upon this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

In May 2023, in connection with the Company’s internal review of the financial reporting matters related to BioSteel Canada (the “BioSteel Review”), as previously disclosed in the Annual Report, the Company voluntarily self-reported to the SEC that the timing and amount of revenue recognition in the BioSteel Canada segment were under review. As a result of self-reporting the BioSteel Review, the Company is the subject of an ongoing investigation by the SEC. Although the Company is fully cooperating with the SEC and continues to voluntarily respond to requests in connection with this matter, it cannot predict when such matters will be completed or the outcome and potential impact. Any remedial measures, sanctions, fines or penalties, including, but not limited to, financial penalties and awards, injunctive relief and compliance conditions, imposed on the Company in connection with this matter could have a material adverse impact on our business, financial condition and results of operations. See “Risk Factors — Risks Relating to Our Growth Strategy — As a result of self-reporting the BioSteel Review, the Company is the subject of a regulatory investigation and inquiry in connection with the BioSteel Review, and it cannot predict the timing of developments, and any adverse outcome of these continuing matters could have a material adverse effect on the Company” under Item 1A of the Annual Report.

In response to a private arbitration commenced by the Company on or about March 8, 2024, on February 4, 2025, a payment guarantor under a share purchase agreement commenced a counterclaim against the Company within the arbitration seeking general damages of $6,399,700, plus aggravated damages of $1,000,000 and costs arising from alleged breaches of the share purchase agreement.

On April 4, 2025, an ostensible shareholder commenced a putative class action (Baron v. Canopy Growth Corporation et al. Case 1:25-cv-01877) against the Company and two of its officers in the U.S. District Court for the Eastern District of New York on behalf of all persons and entities that purchased or otherwise acquired Company securities between May 30, 2024 and February 6, 2025, alleging violations of U.S. federal securities laws. The claim alleges that the Company made false and/or misleading statements and/or failed to disclose that: (i) the Company had allegedly incurred significant costs producing Claybourne™ pre-rolled joints in connection with the Claybourne™ product launch in Canada; (ii) the foregoing costs, in addition to certain indirect costs that the Company incurred in connection with its Storz & Bickel vaporizer devices, were likely to have a significant negative impact on the Company’s gross margins and overall financial results; and (iii) accordingly, the Company had allegedly overstated the efficacy of its cost reduction measures and the health of its gross margins while downplaying issues with the same. The plaintiff seeks an unspecified amount of damages, attorneys’ fees and costs, and other relief.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(c) of Regulation S-K.

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

10.1#

Interim Offer Letter, dated July 9, 2025, by and between Canopy Growth Corporation and Thomas Stewart (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 9, 2025).

10.2

Notice and Limited Consent, dated as of July 29, 2025, by and among Canopy Growth Corporation, 11065220 Canada Inc., the lender party thereto, the guarantors party thereto, and Wilmington Trust, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2025).

10.3*

Third Amended and Restated Credit Agreement, dated as of July 29, 2025, by and among 11065220 Canada Inc., as lender, the other lenders party thereto, High Street Capital Partners, LLC, as borrower, Acreage Holdings, Inc. and each other loan party identified on the signature pages thereto, and Acquiom Agency Services LLC, as agent for the lenders.

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

CANOPY GROWTH CORPORATION

Date: August 8, 2025	By:	/s/ Luc Mongeau
Luc Mongeau
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2025	By:	/s/ Thomas Stewart
Thomas Stewart
Interim Chief Financial Officer (Interim Principal Financial Officer and Interim Principal Accounting Officer)