Form 10-Q
period 2025-09-30
Canopy Growth Corp
filed 2025-11-07
CIK 1737927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 6, 2025, there were 342,195,956 common shares of the registrant outstanding and 26,261,474 non-voting and non-participating exchangeable shares of the registrant outstanding which are convertible at any time, at the option of the holder, into common shares of the registrant on a one for one basis.

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

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(in thousands of Canadian dollars, except number of shares and per share data, unaudited)

	September 30, 2025	March 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$298,058	$113,811
Short-term investments	-	17,656
Restricted short-term investments	5,651	6,410
Amounts receivable, net	26,862	52,780
Inventory	102,373	96,373
Prepaid expenses and other assets	12,872	7,544
Total current assets	445,816	294,574
Other investments	189,070	179,977
Property, plant and equipment	288,816	293,523
Intangible assets	81,148	87,200
Goodwill	48,240	46,042
Other assets	16,748	16,385
Total assets	$1,069,838	$917,701

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,136	$26,099
Other accrued expenses and liabilities	39,429	38,613
Current portion of long-term debt	1,847	4,258
Other liabilities	21,692	25,434
Total current liabilities	81,104	94,404
Long-term debt	226,333	299,811
Other liabilities	26,388	36,273
Total liabilities	333,825	430,488
Commitments and contingencies
Canopy Growth Corporation shareholders' equity:
Share capital Common shares - $nil par value; Authorized - unlimited; Issued and outstanding - 332,380,579 shares and 183,865,295 shares, respectively. Exchangeable shares - $nil par value; Authorized - unlimited; Issued and outstanding - 26,261,474 shares and 26,261,474 shares, respectively.	9,078,337	8,796,406
Additional paid-in capital	2,614,968	2,618,417
Accumulated other comprehensive income	14,019	535
Deficit	(10,971,311)	(10,928,145)
Total shareholders' equity	736,013	487,213
Total liabilities and shareholders' equity	$1,069,838	$917,701

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands of Canadian dollars, except number of shares and per share data, unaudited)

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
Revenue	$82,998	$73,958	$171,746	$149,741
Excise taxes	16,315	10,967	32,929	20,538
Net revenue	66,683	62,991	138,817	129,203
Cost of goods sold	44,778	41,153	98,874	84,334
Gross margin	21,905	21,838	39,943	44,869
Operating expenses
Selling, general and administrative expenses	36,296	41,730	74,404	89,698
Share-based compensation	2,009	5,221	1,910	9,372
Loss on asset impairment and restructuring	494	20,830	3,147	20,850
Total operating expenses	38,799	67,781	79,461	119,920
Operating loss from continuing operations	(16,894)	(45,943)	(39,518)	(75,051)
Other income (expense), net	15,469	(85,305)	(3,143)	(179,194)
Loss from continuing operations before income taxes	(1,425)	(131,248)	(42,661)	(254,245)
Income tax expense	(214)	(302)	(505)	(6,496)
Net loss from continuing operations	(1,639)	(131,550)	(43,166)	(260,741)
Discontinued operations, net of income tax	-	3,257	-	5,310
Net loss attributable to Canopy Growth Corporation	$(1,639)	$(128,293)	$(43,166)	$(255,431)

Basic and diluted loss per share
Continuing operations	$(0.01)	$(1.52)	$(0.19)	$(3.14)
Discontinued operations	-	0.04	-	0.06
Basic and diluted loss per share	$(0.01)	$(1.48)	$(0.19)	$(3.08)
Basic and diluted weighted average common shares outstanding	274,025,102	86,827,991	231,407,491	83,056,230

Comprehensive income (loss):
Net loss from continuing operations	$(1,639)	$(131,550)	$(43,166)	$(260,741)
Other comprehensive income (loss), net of income tax
Foreign currency translation	6,771	5,516	13,484	4,748
Total other comprehensive income (loss), net of income tax	6,771	5,516	13,484	4,748
Comprehensive income (loss) from continuing operations	5,132	(126,034)	(29,682)	(255,993)
Comprehensive income from discontinued operations	-	3,257	-	5,310
Comprehensive income (loss) attributable to Canopy Growth Corporation	$5,132	$(122,777)	$(29,682)	$(250,683)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of Canadian dollars, unaudited)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

	Six months ended September 30, 2025
		Additional paid-in capital			Accumulated
	Share capital	Share-based reserve	Warrants	Ownership changes	other comprehensive income (loss)	Deficit	Total
Balance at March 31, 2025	$8,796,406	$513,229	$2,628,137	$(522,949)	$535	$(10,928,145)	$487,213
Common shares issued from February 2025 ATM Program	38,261	-	-	-	-	-	38,261
Other issuances of common shares and share issue costs	(1,585)	-	-	-	-	-	(1,585)
Share-based compensation	-	(99)					(99)
Issuance and vesting of restricted share units and performance share units	3,449	(3,449)	-	-	-	-	-
Comprehensive income (loss)	-	-	-	-	6,713	(41,527)	(34,814)
Balance at June 30, 2025	$8,836,531	$509,681	$2,628,137	$(522,949)	$7,248	$(10,969,672)	$488,976
Common shares issued from February 2025 ATM Program	200,118	-	-	-	-	-	200,118
Common shares issued from August 2025 ATM Program	43,137	-	-	-	-	-	43,137
Other issuances of common shares and share issue costs	(3,359)	-	-	-	-	-	(3,359)
Share-based compensation	-	2,009	-	-	-	-	2,009
Issuance and vesting of restricted share units and performance share units	1,910	(1,910)	-	-	-	-	-
Comprehensive income (loss)	-	-	-	-	6,771	(1,639)	5,132
Balance at September 30, 2025	$9,078,337	$509,780	$2,628,137	$(522,949)	$14,019	$(10,971,311)	$736,013

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of Canadian dollars, unaudited)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

	Six months ended September 30, 2024
		Additional paid-in capital			Accumulated
	Share capital	Share-based reserve	Warrants	Ownership changes	other comprehensive income (loss)	Deficit	Noncontrolling interests	Total
Balance at March 31, 2024	$8,244,301	$514,578	$2,610,519	$(522,949)	$(16,051)	$(10,330,030)	$139	$500,507
Common shares issued from June 2024 ATM Program	46,291	-	-	-	-	-	-	46,291
Other issuances of common shares and share issue costs	(3,189)	-	-	-	-	-	-	(3,189)
Exercise of warrants	10,265	-	(2,702)	-	-	-	-	7,563
Share-based compensation	-	4,151	-	-	-	-	-	4,151
Issuance and vesting of restricted share units and performance share units	2,596	(2,596)	-	-		-	-	-
Extinguishment of promissory note and issuance of exchangeable shares	81,220	8,005	-	-	(15,127)	-	-	74,098
Canopy USA Transaction	12,452	-	-	-	10,398	-	(139)	22,711
Supreme debt settlement	-	-	8,697	-	-	-	-	8,697
Comprehensive loss	-	-	-	-	(768)	(127,138)	-	(127,906)
Balance at June 30, 2024	$8,393,936	$524,138	$2,616,514	$(522,949)	$(21,548)	$(10,457,168)	$-	$532,923
Common shares issued from June 2024 ATM Program	92,185	-	-	-	-	-	-	92,185
Other issuances of common shares and share issue costs	(1,522)	-	-	-	-	-	-	(1,522)
Exercise of warrants	1,207	-	(316)	-	-	-	-	891
Exercise of Previous Equity Incentive Plan stock options	238	(126)	-	-	-	-	-	112
Share-based compensation	-	5,221	-	-	-	-	-	5,221
Issuance and vesting of restricted share units and performance share units	1,991	(1,991)	-	-	-	-	-	-
Supreme debt settlement	2,635	-	-	-	-	-	-	2,635
Comprehensive income (loss)	-	-	-	-	5,516	(128,293)	-	(122,777)
Balance at September 30, 2024	$8,490,670	$527,242	$2,616,198	$(522,949)	$(16,032)	$(10,585,461)	$-	$509,668

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of Canadian dollars, unaudited)

	Six months ended September 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(43,166)	$(255,431)
Gain from discontinued operations, net of income tax	-	5,310
Net loss from continuing operations	(43,166)	(260,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	9,531	10,628
Amortization of intangible assets	9,384	10,709
Share-based compensation	1,910	9,372
Loss on asset impairment and restructuring	412	18,768
Income tax expense	505	6,496
Non-cash fair value adjustments and charges related to settlement of long-term debt	(12,571)	147,290
Change in operating assets and liabilities, net of effects from purchases of businesses:
Amounts receivable	25,381	3,892
Inventory	(5,154)	(11,972)
Prepaid expenses and other assets	(5,538)	(5,643)
Accounts payable and accrued liabilities	(8,002)	(22,000)
Other, including non-cash foreign currency	(1,008)	(12,431)
Net cash used in operating activities	(28,316)	(105,632)
Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(2,532)	(6,509)
Purchases of intangible assets	(420)	(14)
Proceeds on sale of property, plant and equipment	4	4,932
Redemption of short-term investments	18,391	30,184
Net cash outflow on sale or deconsolidation of subsidiaries	-	(6,968)
Net cash inflow on loan receivable	-	28,303
Investment in other financial assets	-	(95,335)
Other investing activities	581	-
Net cash provided by (used in) investing activities - continuing operations	16,024	(45,407)
Net cash provided by investing activities - discontinued operations	-	13,414
Net cash provided by (used in) investing activities	16,024	(31,993)
Cash flows from financing activities:
Proceeds from issuance of common shares and warrants	281,516	138,476
Proceeds from exercise of stock options	-	112
Proceeds from exercise of warrants	-	8,454
Issuance of long-term debt and convertible debentures	-	68,255
Repayment of long-term debt	(71,660)	(13,484)
Other financing activities	(15,399)	(7,096)
Net cash provided by financing activities	194,457	194,717
Effect of exchange rate changes on cash and cash equivalents	2,082	1,024
Net increase in cash and cash equivalents	184,247	58,116
Cash and cash equivalents, beginning of period	113,811	170,300
Cash and cash equivalents, end of period	$298,058	$228,416

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of Canadian dollars, unaudited)

	Six months ended September 30,
	2025	2024
Supplemental disclosure of cash flow information
Cash received during the period:
Income taxes	$330	$77
Interest	$3,099	$4,540
Cash paid during the period:
Income taxes	$365	$258
Interest	$16,526	$36,014
Noncash investing and financing activities
Additions to property, plant and equipment	$457	$174

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

Based on the Company’s cash and cash equivalents of $298,058 and the current portion of long-term debt of $1,847 as of September 30, 2025, along with financing actions taken during the period and projected future cash flows, the Company concludes that it has sufficient liquidity to meet its short-term obligations. As a result, the conditions that previously raised substantial doubt about the Company’s ability to continue as a going concern have been resolved.

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

Use of estimates

The preparation of these condensed interim consolidated financial statements and accompanying notes in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates. Financial statement areas that require significant judgments and estimates are as follows:

Allowance for credit losses - The assessment involves judgment and incorporates estimates of loss based on available information relevant to considering the collectability and includes consideration of economic and business conditions, default trends and other internal and external factors. The amount is subject to change based on experience and new information which could result in outcomes that require adjustment to the carrying amounts affecting future periods.

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

Legal proceedings - Judgment is used in determining the probability of incurring a loss in addition to determining the estimated amount. Amounts recorded are based on management’s judgment and actual amounts recorded may not be realized.

Fair value measurement of financial instruments - The use of various valuation approaches described in Note 21 may involve uncertainties and determinations based on the Company’s judgment and any value estimated from these techniques may not be realized or realizable.

Consolidation of variable interest entities - The determination of whether the Company is the primary beneficiary of a variable interest entity requires significant judgment. The assessment requires a qualitative analysis of power and benefits of the variable interest entity.

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

3. CANOPY USA

Canopy USA

On October 24, 2022, Canopy Growth completed a number of strategic transactions in connection with the creation of Canopy USA, LLC (“Canopy USA”), a U.S.-domiciled holding company wherein, as of October 24, 2022, Canopy USA, holds certain U.S. cannabis investments previously held by Canopy Growth.

On May 19, 2023, the Company and Canopy USA entered into the First A&R Protection Agreement (as defined below) and amended and restated Canopy USA’s limited liability company agreement (the “A&R LLC Agreement”). Pursuant to the A&R LLC Agreement, the share capital of Canopy USA was amended to, among other things, (a) create a new class of Canopy USA Class B Shares (as defined below), which may not be issued prior to the conversion of the Non-Voting Shares (as defined below) or the Class A shares of Canopy USA (the “Canopy USA Common Shares”) into Canopy USA Class B Shares; (b) amend the terms of the Non-Voting Shares such that the Non-Voting Shares will be convertible into Canopy USA Class B Shares (as opposed to Canopy USA Common Shares); and (c) amend the terms of the Canopy USA Common Shares such that upon conversion of all of the Non-Voting Shares into Canopy USA Class B Shares, the Canopy USA Common Shares will, subject to their terms, automatically convert into Canopy USA Class B Shares, provided that the number of Canopy USA Class B Shares to be issued to the former holders of the Canopy USA Common Shares will be equal to no less than 10% of the total issued and outstanding Canopy USA Class B Shares following such issuance. Accordingly, in no circumstances will the Company, at the time of such conversions, own more than 90% of the Canopy USA Class B Shares.

On May 19, 2023, Canopy USA and Huneeus 2017 Irrevocable Trust (the “Trust”) entered into a share purchase agreement (the “Trust SPA”), which sets out the terms of the Trust’s investment in Canopy USA in the aggregate amount of up to US$20 million (the “Trust Transaction”). Agustin Huneeus, Jr. is the trustee of the Trust and is an affiliate of a shareholder of Jetty (as defined below). On April 26, 2024, Canopy USA completed the first tranche closing of the Trust Transaction. As of September 30, 2025, the Trust holds an aggregate of 28,571,429 Canopy USA Common Shares and warrants to acquire up to 85,714,284 Voting Shares (as defined in the A&R LLC Agreement) expiring on April 26, 2031. Subject to the terms of the Trust SPA, the Trust has been granted options to acquire additional Voting Shares with a value of up to an additional US$10 million and one such additional option includes the issuance of additional warrants of Canopy USA.

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

On April 30, 2024, Canopy USA and its members entered into a second amended and restated limited liability company agreement (the “Second A&R LLC Agreement”). In accordance with the terms of the Second A&R LLC Agreement, the terms of the Non-Voting Shares have been amended such that the Non-Voting Shares are only convertible into Canopy USA Class B Shares following the date that the NASDAQ Stock Market or The New York Stock Exchange permit the listing of companies that consolidate the financial statements of companies that cultivate, distribute or possess marijuana (as defined in 21 U.S.C 802) in the United States (the “Stock Exchange Permissibility Date”). Based on the Company’s discussions with the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”), the Company believes that the staff of the SEC would not object to the deconsolidation of the financial results of Canopy USA from the Company’s financial statements in accordance with U.S. GAAP.

On May 6, 2024, Canopy USA exercised the options (the “Wana Options”) to acquire Mountain High Products, LLC, Wana Wellness, LLC and The Cima Group, LLC (collectively, “Wana”), a leading cannabis edibles brand in North America, and subsequently closed the transactions to acquire Wana Wellness, LLC and The Cima Group, LLC. On October 8, 2024, Canopy USA closed the acquisition of Mountain High Products, LLC. In addition, Canopy USA exercised the options (the “Jetty Options”) to acquire Lemurian, Inc. (“Jetty”) a California-based producer of high-quality cannabis extracts and pioneer of clean vape technology and subsequently completed the first tranche closing to acquire Jetty. On June 4, 2024, the option to acquire the issued and outstanding Class E subordinate voting shares (the “Fixed Shares”) of Acreage Holdings, Inc. (“Acreage”), a leading vertically-integrated multi-state cannabis operator, with its main operations in densely populated states across the Northeast U.S., including New Jersey and New York (the “Acreage Option”) was exercised and on December 9, 2024, Canopy USA completed the acquisition of all of the issued and outstanding Fixed Shares and Class D subordinate voting shares (the “Floating Shares”) of Acreage (the “Acreage Acquisition”). Certain entities controlled by Canopy USA (the “Canopy USA LPs”) also hold direct interests in the capital of TerrAscend Corp. (“TerrAscend”), a leading North American cannabis operator with vertically integrated operations and a presence in Pennsylvania, New Jersey, Michigan and California as well as licensed cultivation and processing operations in Maryland.

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

Canopy USA was determined to be a variable interest entity pursuant to ASC 810 - Consolidations (“ASC 810”). In accordance with ASC 810, Canopy Growth consolidated the financial results of Canopy USA up to April 30, 2024.

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

As of September 30, 2025, the Trust holds 28,571,429 Canopy USA Common Shares, the shareholders of Wana collectively hold 60,955,929 Canopy USA Common Shares and a wholly-owned subsidiary of the Company holds all of the issued and outstanding Non-Voting Shares in the capital of Canopy USA, representing approximately 84.4% of the issued and outstanding shares in Canopy USA on an as-converted basis.

Canopy Growth and Canopy USA are also party to a protection agreement (the “Protection Agreement”) to provide for certain covenants in order to preserve the value of the Non-Voting Shares held by Canopy Growth until such time as the Non-Voting Shares are converted in accordance with their terms, provided that, such conversion shall only be permitted following the Stock Exchange Permissibility Date, but does not provide Canopy Growth with the ability to direct the business, operations or activities of Canopy USA. The Protection Agreement was amended and restated on May 19, 2023 (the “First A&R Protection Agreement”) and on April 30, 2024 (the “Second A&R Protection Agreement” and together with the First A&R Protection Agreement, the “A&R Protection Agreement”).

Until such time as Canopy Growth converts its Non-Voting Shares into Canopy USA Class B Shares following the Stock Exchange Permissibility Date, Canopy Growth will have no economic or voting interest in Canopy USA or the Canopy USA LPs. Canopy USA will continue to operate independently of Canopy Growth.

Acreage Agreements

On October 24, 2022, Canopy Growth entered into an arrangement agreement with Canopy USA and Acreage, as amended (the “Floating Share Arrangement Agreement”), pursuant to which Canopy USA acquired all of the issued and outstanding Floating Shares by way of a court-approved plan of arrangement (the “Floating Share Arrangement”).

The Floating Share Arrangement was implemented on December 9, 2024 in connection with the closing of the Acreage Acquisition.

On June 4, 2024, the Acreage Option was exercised in accordance with the terms of the arrangement agreement dated April 18, 2019, as amended on May 15, 2019, September 23, 2020 and November 17, 2020 (the “Existing Acreage Arrangement Agreement”). Concurrently with the closing of the acquisition of the Fixed Shares pursuant to the exercise of the Acreage Option, on December 9,

2024, the Fixed Shares were issued to Canopy USA upon closing of the Acreage Acquisition. Accordingly, Canopy Growth does not hold any Fixed Shares or Floating Shares. For additional details, see “Acreage Acquisition” below.

On June 3, 2024, a wholly-owned subsidiary of the Company (the “Optionor”) acquired certain outstanding debt of Acreage (the “Debt Acquisition”).

The Optionor entered into various agreements in connection with the Debt Acquisition in order to acquire approximately $136,567 (US$99,837) of Acreage’s outstanding debt (the “Acquired Debt”) in exchange for $95,460 (US$69,786) in cash and the release of approximately $41,107 (US$30,051) that was held in escrow.

The Optionor subsequently transferred approximately $2,972 (US$2,173) of the Acquired Debt and entered into a series of agreements, including an amended and restated credit agreement (the “First ARCA”), which provided for, among other things, the Acquired Debt, certain interest payments to be paid-in-kind, revisions to certain financial covenants and, following certain events, an extension to the maturity date.

On September 13, 2024, the Optionor entered into a series of transactions with, among others, an arm’s length third-party lender (the “Acreage Lender”). Pursuant to such transactions, the Optionor, the Acreage Lender and Acreage, among others, amended and restated the First ARCA pursuant to a second amended and restated credit agreement dated as of September 13, 2024 (the “Second ARCA”). Pursuant to the Second ARCA and an agreement among lenders entered into on September 13, 2024 between, among others, the Optionor and the Acreage Lender, all interest owing to the Optionor under the Second ARCA is, subject to the consent of the Acreage Lender, to be paid-in-kind and not in cash.

On July 29, 2025, the Company entered into the Third Paydown Agreement (as defined below) in order to permit the Company to grant Canopy USA certain consents (the “Acreage Financing Consent”) in order to allow Canopy USA to secure from the Acreage Lender an additional US$22,000 in financing for Acreage and its subsidiaries (the “Acreage Financing”). In connection with the Acreage Financing, the Optionor, the Acreage Lender and Acreage, among others, amended and restated the Second ARCA pursuant to a third amended and restated credit agreement dated as of July 29, 2025 (the “Third ARCA”).

As of September 30, 2025, the aggregate principal amount owing to the Optionor was approximately $163,322 (US$117,321) and the aggregate principal amount owing to the Acreage Lender was approximately $110,034 (US$79,042).

Deconsolidation of Canopy USA

As of April 30, 2024, as a result of the series of transactions described above (the “Canopy USA Transaction”), Canopy Growth has deconsolidated the financial results of Canopy USA and has a non-controlling interest in Canopy USA as of such date. The deconsolidation of Canopy USA occurred after completion of the following structural amendments: (i) execution of the Second A&R LLC Agreement, (ii) execution of the Second A&R Protection Agreement and (iii) completion of the initial tranche closing of the Trust Transaction, which included the election of a third member to the Canopy USA Board such that the Canopy USA Board is comprised of an appointee of the Trust, Ms. Whiteman, and the Company.

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

In addition, Canopy Growth: (i) issued 5,118,426 common shares of the Company pursuant to the tax receivable bonus plans of High Street Capital Partners, LLC, as subsidiary of Acreage; and (ii) 306,151 common shares of the Company were issuable in connection with Canopy USA’s acquisition of the minority interests of certain subsidiaries of Acreage, of which 268,057 common shares of the Company have been issued as of September 30, 2025.

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

4. LOSS ON ASSET IMPAIRMENT AND RESTRUCTURING

In the three and six months ended September 30, 2025, the Company recorded a loss on asset impairment and restructuring which primarily related to employee restructuring costs.

As a result, in the three and six months ended September 30, 2025, the Company recognized a loss on asset impairment and restructuring of $494 and $3,147, respectively (three and six months ended September 30, 2024 – loss of $20,830 and $20,850, respectively).

5. CASH AND CASH EQUIVALENTS

The components of cash and cash equivalents are as follows:

	September 30,	March 31,
	2025	2025
Cash	$168,597	$113,681
Cash equivalents	129,461	130
	$298,058	$113,811

6. SHORT-TERM INVESTMENTS

The components of short-term investments are as follows:

	September 30,	March 31,
	2025	2025
Term Deposits	$-	$17,656
	$-	$17,656

The amortized cost of short-term investments at September 30, 2025 is $nil (March 31, 2025 – $17,656).

7. AMOUNTS RECEIVABLE, NET

The components of amounts receivable, net are as follows:

	September 30,	March 31,
	2025	2025
Accounts receivable, net	$24,557	$47,514
Indirect taxes receivable	1,556	2,211
Interest receivable	749	219
Other receivables	-	2,836
	$26,862	$52,780

Included in the accounts receivable, net balance at September 30, 2025 is an allowance for doubtful accounts of $1,167 (March 31, 2025 – $1,212).

8. INVENTORY

The components of inventory are as follows:

	September 30,	March 31,
	2025	2025
Raw materials, packaging supplies and consumables	$20,253	$16,268
Work in progress	47,027	46,944
Finished goods	35,093	33,161
	$102,373	$96,373

In the three and six months ended September 30, 2025, the Company recorded write-downs related to inventory in cost of goods sold of $1,079 and $2,982, respectively (three and six months ended September 30, 2024 – $1,215 and $1,905, respectively).

9. PREPAID EXPENSES AND OTHER ASSETS

The components of prepaid expenses and other assets are as follows:

	September 30,	March 31,
	2025	2025
Prepaid expenses	$8,890	$5,363
Deposits	522	152
Other assets	3,460	2,029
	$12,872	$7,544

10. OTHER INVESTMENTS

The following table outlines changes in other financial assets. Additional details on how the fair value of significant investments is calculated are included in Note 21.

					Foreign
		Balance at			currency		Balance at
		March 31,		Fair value	translation		September 30,
Entity	Instrument	2025	Additions	changes	adjustments	Other	2025
Elevate loan receivable	Loan receivable	$144,683	$-	$(12,551)	$(4,559)	$-	$127,573
Canopy USA LPs	Equity method investment	33,144	-	26,389	(138)	-	59,395
Other	Various	2,150	-	-	-	(48)	2,102
		$179,977	$-	$13,838	$(4,697)	$(48)	$189,070

Equity Method Investments

Through its ownership in the Non-Voting Shares, the Company has a non-participating interest in Canopy USA, LLC and an interest in the Canopy USA LPs, and classifies such interests in Canopy USA, LLC and the Canopy USA LPs as equity method investments. The Company has elected to account for its investments in Canopy USA, LLC and the Canopy USA LPs at fair value. Refer to Note 21 for information on the valuation technique and inputs used in determining the fair value of the Canopy USA, LLC and the Canopy USA LPs investments and Note 23 for information on fair value movements.

Other financial assets

Acreage Debt

On June 3, 2024, the Optionor closed the Debt Acquisition.

The Optionor entered into various agreements in connection with the Debt Acquisition in order to acquire the Acquired Debt in exchange for $95,460 (US$69,786) in cash and the release of approximately $41,107 (US$30,051) that was held in escrow.

The Optionor subsequently transferred approximately $2,972 (US$2,173) of the Acquired Debt and entered into a series of agreements, including the First ARCA, which provided for, among other things, the Acquired Debt, certain interest payments to be paid-in-kind, revisions to certain financial covenants and, following certain events, an extension to the maturity date.

On September 13, 2024, the Optionor entered into a series of transactions with, among others, the Acreage Lender. Pursuant to such transactions, the Optionor, the Acreage Lender and Acreage, among others, entered into the Second ARCA. Pursuant to the Second ARCA and an agreement among lenders entered into on September 13, 2024 between, among others, the Optionor and the Acreage Lender, all interest owing to the Optionor under the Second ARCA is, subject to the consent of the Acreage Lender, to be paid-in-kind and not in cash.

On July 29, 2025, the Company entered into the Third Paydown Agreement in order to permit the Company to grant Canopy USA the Acreage Financing Consent in order to allow Canopy USA to secure from the Acreage Lender an additional US$22,000 pursuant to the Acreage Financing. In connection with the Acreage Financing, the Optionor, the Acreage Lender and Acreage, among others, amended and restated the Second ARCA pursuant to the Third ARCA.

As of September 30, 2025, the aggregate principal amount owing to the Optionor was approximately $163,322 (US$117,321) and the aggregate principal amount owing to the Acreage Lender was approximately $110,034 (US$79,042).

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

As of September 30, 2025, the aggregate principal and interest amount owing to Canopy Growth is $240,432 (US$172,711) and $63,493 (US$45,610), respectively.

11. PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment are as follows:

	September 30,	March 31,
	2025	2025
Buildings and greenhouses	$307,476	$304,891
Production and warehouse equipment	66,031	64,096
Leasehold improvements	3,337	3,177
Office and lab equipment	11,735	11,043
Computer equipment	7,170	7,006
Land	5,061	4,987
Right-of-use-assets
Buildings and greenhouses	9,466	9,648
Production and warehouse equipment	476	-
Assets in process	906	643
	411,658	405,491
Less: Accumulated depreciation	(122,842)	(111,968)
	$288,816	$293,523

Depreciation expense included in cost of goods sold for the three and six months ended September 30, 2025 is $4,208 and $8,409, respectively (three and six months ended September 30, 2024 – $4,276 and $9,256, respectively). Depreciation expense included in selling, general and administrative expenses for the three and six months ended September 30, 2025 is $570 and $1,122, respectively (three and six months ended September 30, 2024 – $670 and $1,372, respectively).

12. INTANGIBLE ASSETS

The components of intangible assets are as follows:

	September 30, 2025		March 31, 2025
	Gross	Net	Gross	Net
	Carrying	Carrying	Carrying	Carrying
	Amount	Amount	Amount	Amount
Finite lived intangible assets
Intellectual property	$92,107	$29,282	$87,770	$32,301
Distribution channel	46,271	1,589	46,210	2,093
Operating licenses	24,400	11,401	24,400	12,925
Software and domain names	33,204	870	33,159	1,763
Brands	14,423	5,803	14,499	7,469
Amortizable intangibles in process	243	243	194	194
Total	$210,648	$49,188	$206,232	$56,745

Indefinite lived intangible assets
Acquired brands		$31,960		$30,455
Total intangible assets		$81,148		$87,200

Amortization expense included in cost of goods sold for the three and six months ended September 30, 2025 is $3 and $6, respectively (three and six months ended September 30, 2024 – $12 and $24, respectively). Amortization expense included in selling, general and administrative expenses for the three and six months ended September 30, 2025 is $4,464 and $9,378, respectively (three and six months ended September 30, 2024 – $5,349 and $10,685, respectively).

13. GOODWILL

The changes in the carrying amount of goodwill are as follows:

Balance, March 31, 2024	$43,239
Foreign currency translation adjustments	2,803
Balance, March 31, 2025	$46,042
Foreign currency translation adjustments	2,198
Balance, September 30, 2025	$48,240

The Company does not believe that an event occurred or circumstances changed during the six months ended September 30, 2025 that would, more likely than not, reduce the fair value of the Storz & Bickel® (“Storz & Bickel”) reporting unit below its carrying value. Therefore, the Company concluded that the quantitative goodwill impairment assessment was not required for the Storz & Bickel reporting unit at September 30, 2025. The carrying value of goodwill associated with the Storz & Bickel reporting unit was $48,240 at September 30, 2025.

The Company is required to perform its next annual goodwill impairment analysis on March 31, 2026, or earlier should there be an event that occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

14. OTHER ACCRUED EXPENSES AND LIABILITIES

The components of other accrued expenses and liabilities are as follows:

	September 30,	March 31,
	2025	2025
Employee compensation	$11,483	$13,729
Taxes and government fees	16,044	13,073
Professional fees	2,335	2,699
Other	9,567	9,112
	$39,429	$38,613

15. DEBT

The components of debt are as follows:

		September 30,	March 31,
	Maturity Date	2025	2025
Credit facility	September 18, 2027
Principal amount		140,062	216,686
Accrued interest		-	-
Deferred financing costs		(2,953)	(5,566)
		137,109	211,120
Supreme convertible debentures	September 10, 2025	-	2,311
Accretion debentures	September 10, 2025	-	163
May 2024 Convertible Debenture	May 14, 2029	91,071	90,231
Other revolving debt facility, loan, and financings		-	244
		228,180	304,069
Less: current portion		(1,847)	(4,258)
Long-term portion		$226,333	$299,811

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

On July 29, 2025, the Company entered into an agreement (the “Third Paydown Agreement”) with certain lenders under its Credit Facility. Pursuant to the Third Paydown Agreement, the Company was required to make the following prepayments: (i) US$25,000 at par on or prior to July 31, 2025; (ii) US$10,000 at par on or prior to December 31, 2025; and (iii) US$15,000 at par on or prior to March 31, 2026. In accordance with the terms of the Third Paydown Agreement, on July 31, 2025, the Company made the first of the three required prepayments in the aggregate amount of US$25,000 to reduce the principal balance of the Credit Facility (the “First Prepayment”).

On September 12, 2025, the Company made an early prepayment of US$25,000 at par (the “Early Prepayment”) to reduce the outstanding principal balance of the Credit Facility. The Early Prepayment satisfies the remainder of the Company's prepayment obligations associated with the Third Paydown Agreement. The First Prepayment and the Early Prepayment resulted in an aggregate principal reduction of $69,230 (US$50,000) for a cash payment of $69,230 (US$50,000).

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

During the three and six months ended September 30, 2025, principal payments on the Accretion Debentures totaled $nil and $165, respectively (three and six months ended September 30, 2024 - $nil and $677, respectively) and principal payments on the Supreme Debentures totaled $1,514 and $2,014, respectively (three and six months ended September 30, 2024 – $nil and $nil, respectively). As of September 30, 2025, the Supreme Debentures and the Accretion Debentures have been fully settled and are no longer outstanding.

May 2024 Convertible Debenture

On May 2, 2024, the Company entered into an exchange and subscription agreement (the “Exchange and Subscription Agreement”) with a single institutional investor (the “May 2024 Investor”) pursuant to which, among other things, the May 2024 Investor delivered to the Company approximately $27,563 aggregate principal amount of outstanding Supreme Debentures and Accretion Debentures held by the May 2024 Investor and paid the Company $68,255 (US$50,000) in exchange for the Company issuing to the May 2024 Investor (i) a new senior unsecured convertible debenture of the Company (the “May 2024 Convertible Debenture”) with an aggregate principal amount of $96,358 maturing five years from the closing date (the “Closing Date”) of the transaction and (ii) 3,350,430 common share purchase warrants (the “May 2024 Investor Warrants”) of the Company. Each May 2024 Investor Warrant entitles the holder to acquire one Canopy Growth common share at an exercise price equal to $16.18 per Canopy Growth common share for a period of five years from the Closing Date. The May 2024 Convertible Debenture bears interest at a rate of 7.50% per annum, payable in semi-annual payments in cash or, at the option of the Company, in Canopy Growth common shares for the first four semi-annual interest payments after the Closing Date, subject to satisfaction of certain conditions, including the prior approval of the Toronto Stock Exchange (the “TSX”).

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

16. OTHER LIABILITIES

The components of other liabilities are as follows:

	As at September 30, 2025			As at March 31, 2025
	Current	Long-term	Total	Current	Long-term	Total
Lease liabilities	$12,610	$18,541	$31,151	$16,542	$27,786	$44,328
Acquisition consideration and other investment related liabilities	-	4,600	4,600	-	4,439	4,439
Refund liability	3,042	-	3,042	2,661	-	2,661
Settlement liabilities and other	6,040	3,247	9,287	6,231	4,048	10,279
	$21,692	$26,388	$48,080	$25,434	$36,273	$61,707

17. SHARE CAPITAL

CANOPY GROWTH

Authorized

An unlimited number of common shares and exchangeable shares (the “Exchangeable Shares”).

(i) Equity financings

On February 28, 2025, the Company established an at-the-market equity program that allowed it to issue and sell up to US$200,000 of common shares of the Company to the public from time to time at the Company's discretion (the “February 2025 ATM Program”) pursuant to an equity distribution agreement (as amended, the “February 2025 Equity Distribution Agreement”) entered into among the Company and BMO Nesbitt Burns Inc., as Canadian agent, and BMO Capital Markets Corp., as U.S. agent (together, the “Agents”). As of September 30, 2025, the February 2025 ATM Program has been completed and a total of 150,674,856 common shares have been sold for gross proceeds of $276,694 (US$200,000). The February 2025 Equity Distribution Agreement replaced the equity distribution agreement dated June 6, 2024, among the Company and the Agents that established the Company’s previously completed at-the-market equity program (the “June 2024 ATM Program”).

During the three and six months ended September 30, 2025, the Company sold 106,498,970 and 127,505,498 common shares, respectively, for gross proceeds of $200,118 (US$145,350) and $238,379 (US$173,278), respectively, under the February 2025 ATM Program.

On August 29, 2025, the Company established a new at-the-market equity program (the “August 2025 ATM Program”) that allows it to issue and sell up to US$200,000 of common shares of the Company to the public from time to time at the Company's discretion in concurrent public offerings in the United States (the “U.S. Offering”) and Canada; provided, however; that (i) sales of common shares in the August 2025 ATM Program in Canada is limited to aggregate gross sales proceeds to the Company of up to US$50,000 (or its Canadian dollar equivalent) (the “Canadian Offering”); and (ii) in no event will the combined gross sales proceeds of the August 2025 ATM Program in the United States and Canada exceed US$200,000. The Company established the August 2025 ATM Program pursuant to an equity distribution agreement (the “August 2025 Equity Distribution Agreement”) entered into among the Company and the Agents.

The August 2025 ATM Program will be effective until the earlier of (A) June 5, 2027; (B) the issuance and sale of common shares having an aggregate offering price of US$200,000 on the terms and subject to the conditions set forth in the August 2025 Equity Distribution Agreement; (C) the date on which the Company's registration statement, as amended, filed with the SEC (the “Registration Statement”) has ceased to be useable for sales of Shelf Securities (as defined in the August 2025 Equity Distribution Agreement) pursuant to General Instruction I.B.1 of Form S-3; (D) the date on which the Company receives notice from the SEC that the Registration Statement has ceased to be effective; and (E) the date on which the August 2025 Equity Distribution Agreement is terminated by the parties. Notwithstanding the foregoing, the Canadian Offering will automatically terminate on the earlier of (i) July 5, 2026; (ii) the date on which the issuance and sale of common shares in the Canadian Offering equals US$50,000 (or its Canadian dollar equivalent); (iii) the date on which the Company receives notice from the Ontario Securities Commission that the Company’s Canadian short form base shelf prospectus dated June 5, 2024 has ceased to be effective; or (iv) the date on which the August 2025 Equity Distribution Agreement is terminated pursuant to clauses (A) through (E) above; provided, however, that a termination of the Canadian Offering as contemplated by clauses (i), (ii) and (iii) above will in no case affect the U.S. Offering and the August 2025 Equity Distribution Agreement will continue in full force and effect with respect to the U.S. Offering. The August 2025 Equity Distribution Agreement replaced the February 2025 Equity Distribution Agreement.

During the three and six months ended September 30, 2025, the Company sold 20,307,503 and 20,307,503 common shares, respectively, for gross proceeds of $43,137 (US$31,014) and $43,137 (US$31,014), respectively, under the August 2025 ATM Program. Refer to Note 28 for additional information on common shares sold after September 30, 2025 under the August 2025 ATM Program.

During the three and six months ended September 30, 2024, the Company sold 12,058,788 and 16,805,852 common shares, respectively, for gross proceeds of $92,185 (US$67,803) and $138,476 (US$101,557), respectively, under the June 2024 ATM Program.

(ii) Other issuances of common shares and share capital transactions

During the six months ended September 30, 2025, the Company had the following other issuances and share capital transactions:

	Number of common shares	Share capital	Share and warrant reserve
Other issuances and share issue costs	30,375	$(4,944)	$-
Total	30,375	$(4,944)	$-

During the six months ended September 30, 2024, the Company had the following other issuances and share capital transactions:

	Number of common shares	Share capital	Share based reserve
Other issuances and share issue costs	-	$(4,711)	$-
Total	-	$(4,711)	$-

(iii) Warrants

	Number of whole warrants	Average exercise price	Warrant value
Balance outstanding at March 31, 2025	15,483,580	$10.47	$2,628,137
Issuance of warrants	-	-	-
Balance outstanding at September 30, 2025	15,483,580	$10.25	$2,628,137

	Number of whole warrants	Average exercise price	Warrant value
Balance outstanding at March 31, 2024	10,451,457	$9.12	$2,610,519
Issuance of warrants	3,350,430	16.18	8,697
Expiry of warrants	(1,279,660)	6.60	(3,018)
Balance outstanding at September 30, 2024	12,522,227	$11.26	$2,616,198

(iv) Issuances of Exchangeable Shares

During the six months ended September 30, 2025, the Company did not issue any Exchangeable Shares.

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

The maximum number of common shares reserved for issuance upon the exercise, vesting or settlement, as applicable, of Awards granted pursuant to the Omnibus Equity Incentive Plan and the Previous Equity Incentive Plan is 33,238,058 as at September 30, 2025. As of September 30, 2025, the only Awards issued have been Options, RSUs and performance share units (“PSUs”) under the Previous Equity Incentive Plan, and Options and RSUs under the Omnibus Equity Incentive Plan.

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

The following is a summary of the changes in the Options outstanding during the three months ended September 30, 2025:

	Options issued	Weighted average exercise price
Balance outstanding at March 31, 2025	3,648,915	$32.81
Options granted	2,785,078	2.00
Options expired/forfeited	(1,023,491)	33.22
Balance outstanding at September 30, 2025	5,410,502	$16.83

The following is a summary of the Options outstanding as at September 30, 2025:

	Options Outstanding		Options Exercisable
		Weighted Average		Weighted Average
		Remaining		Remaining
	Outstanding at	Contractual Life	Exercisable at	Contractual Life
Range of Exercise Prices	September 30, 2025	(years)	September 30, 2025	(years)
$1.95 - $7.50	4,306,180	4.67	1,302,664	3.21
$7.51 - $56.10	874,798	3.79	490,494	3.15
$56.11 - $322.20	229,524	0.42	121,650	0.64
	5,410,502	4.35	1,914,808	3.03

At September 30, 2025, the weighted average exercise price of the Options outstanding and Options exercisable was $16.83 and $26.47, respectively (March 31, 2025 – $32.81 and $63.41, respectively).

The Company recorded $664 and $334 in share-based compensation expense related to Options issued to employees and contractors for the three and six months ended September 30, 2025, respectively (three and six months ended September 30, 2024 – $2,965 and $6,222, respectively). The share-based compensation expense for the six months ended September 30, 2025 includes a large expense reversal resulting from higher estimated forfeitures relating to the departure of certain executives of the Company.

The Company uses the Black-Scholes option pricing model to establish the fair value of Options granted during the six months ended September 30, 2025 and 2024, on their measurement date by applying the following assumptions:

	September 30,	September 30,
	2025	2024
Risk-free interest rate	2.64%	3.00%
Expected life of options (years)	3 - 5	3 - 5
Expected volatility	123%	116%
Expected forfeiture rate	20%	20%
Expected dividend yield	nil	nil
Black-Scholes value of each Option	$1.57	$7.17

Volatility was estimated by using the historical volatility of the Company. The expected life in years represents the period of time that Options granted are expected to be outstanding. The risk-free rate was based on zero-coupon Canada government bonds with a remaining term equal to the expected life of the Options.

For the three and six months ended September 30, 2025, the Company recorded $1,345 and $1,576, respectively, in share-based compensation expense related to RSUs and PSUs (for the three and six months ended September 30, 2024 – $2,256 and $3,150, respectively).

The following is a summary of the changes in the Company’s RSUs and PSUs during the six months ended September 30, 2025:

Number of RSUs and PSUs
Balance outstanding at March 31, 2025	1,359,685
RSUs granted	3,780,252
RSUs and PSUs released	(671,908)
RSUs and PSUs cancelled and forfeited	(798,842)
Balance outstanding at September 30, 2025	3,669,187

19. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income includes the following components:

	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
As at March 31, 2025	$535	$535
Other comprehensive income	13,484	13,484
As at September 30, 2025	$14,019	$14,019

	Foreign currency translation adjustments	Changes of own credit risk of financial liabilities	Accumulated other comprehensive income (loss)
As at March 31, 2024	$(31,178)	$15,127	$(16,051)
Disposal of consolidated entities	10,398	-	10,398
Extinguishment of promissory note and issuance of exchangeable shares	-	(15,127)	(15,127)
Other comprehensive income	4,748	-	4,748
As at September 30, 2024	$(16,032)	$-	$(16,032)

20. NONCONTROLLING INTERESTS

For the six months ended September 30, 2025, the Company did not have any noncontrolling interest balances or activity.

The net change in the Company's noncontrolling interest for the six months ended September 30, 2024 is as follows:

	Other	Total
As at March 31, 2024	$139	$139
Canopy USA Transaction	(139)	(139)
As at September 30, 2024	$-	$-

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

The following table represents the Company's financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair value measurement using
	Quoted	Significant
	prices in	other	Significant
	active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2025
Assets:
Restricted short-term investments	$5,651	$-	$-	$5,651
Other investments	46	-	186,968	187,014

March 31, 2025
Assets:
Short-term investments	$17,656	$-	$-	$17,656
Restricted short-term investments	6,410	-	-	6,410
Other investments	46	-	177,827	177,873

The following table summarizes the valuation techniques and significant unobservable inputs in the fair value measurement of significant level 3 financial instruments:

Financial asset / financial liability	Valuation techniques	Significant unobservable inputs	Relationship of unobservable inputs to fair value
Canopy USA, LLC Equity Method Investment	Asset based approach	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
		Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
		Expected future cash flows	Increase or decrease in expected future cash flows will result in an increase or decrease in fair value
		Volatility of Wana and Jetty equity	Increase or decrease in volatility will result in an increase or decrease in fair value
Canopy USA LPs Equity Method Investment	Asset based approach	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
Elevate Loan Receivable	Lesser of discounted cash flow and debtor net assets	Equity value of Canopy USA	Increase or decrease in equity value will result in an increase or decrease in fair value
Acreage Debt	Lesser of discounted cash flow and debtor net assets	Equity value of Canopy USA	Increase or decrease in equity value will result in an increase or decrease in fair value

22. REVENUE

Revenue is disaggregated as follows:

	Three months ended		Six months ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Cannabis
Canadian adult-use cannabis[1]	$23,940	$18,388	$50,961	37,271
Canadian medical cannabis[2]	21,821	18,689	43,027	37,484
International markets cannabis	5,091	8,346	13,846	16,761
	$50,852	$45,423	$107,834	$91,516

Storz & Bickel	$15,831	$17,568	$30,983	$37,687

Net revenue	$66,683	$62,991	$138,817	$129,203

1Canadian adult-use net revenue during the three and six months ended September 30, 2025 includes excise taxes of $13,802 and $28,001, respectively (three and six months ended September 30, 2024 – $8,903 and $16,420, respectively).

2Canadian medical cannabis net revenue for the three and six months ended September 30, 2025 includes excise taxes of $2,513 and $4,928, respectively (three and six months ended September 30, 2024 – $2,064, and $4,118, respectively).

The Company recognizes variable consideration related to estimated future product returns and price adjustments as a reduction of the transaction price at the time revenue for the corresponding product sale is recognized. Net revenue reflects actual returns and variable consideration related to estimated returns and price adjustments in the amount of $322 and $1,245 for the three and six months ended September 30, 2025, respectively (three and six months ended September 30, 2024 – $1,300 and $2,500, respectively). As of September 30, 2025, the liability for estimated returns and price adjustments was $3,042 (March 31, 2025 – $2,661).

23. OTHER INCOME (EXPENSE), NET

Other income (expense), net is disaggregated as follows:

	Three months ended		Six months ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Fair value changes on Canopy USA related assets	$23,887	$(61,058)	$13,838	$(133,392)
Fair value changes on other financial assets	-	(42)	-	(2,865)
Fair value changes on acquisition related contingent consideration and other	-	(6,717)	-	(33,472)
(Loss) gain related to settlement of debt	(1,267)	320	(1,267)	22,439
Interest income	1,976	2,416	3,033	4,474
Interest expense	(8,802)	(21,278)	(18,541)	(42,421)
Foreign currency (loss) gain	(817)	674	(664)	707
Other income (expense), net	492	380	458	5,336
	$15,469	$(85,305)	$(3,143)	$(179,194)

24. INCOME TAXES

There have been no material changes to income tax matters in connection with normal course operations during the six months ended September 30, 2025.

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

See Note 3 for information regarding the Canopy USA Transaction. Canopy USA, as of October 24, 2022, holds certain U.S. cannabis investments previously held by the Company, which enabled Canopy USA to consummate the acquisition of Acreage. See Note 3 for more details related to the Acreage Acquisition.

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

For the three months ended September 30, 2025, there have been no material changes with respect to provisions relating to legal proceedings for the Company.

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

	Three months ended		Six months ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Segmented net revenue
Cannabis	$50,852	$45,423	$107,834	$91,516
Storz & Bickel	15,831	17,568	30,983	37,687
	$66,683	$62,991	$138,817	$129,203
Segmented gross margin:				-
Cannabis	$15,873	$16,151	$29,464	$31,422
Storz & Bickel	6,032	5,687	10,479	13,447
	21,905	21,838	39,943	44,869
Selling, general and administrative expenses	36,296	41,730	74,404	89,698
Share-based compensation	2,009	5,221	1,910	9,372
Loss on asset impairment and restructuring	494	20,830	3,147	20,850
Operating loss from continuing operations	(16,894)	(45,943)	(39,518)	(75,051)
Other income (expense), net	15,469	(85,305)	(3,143)	(179,194)
Loss from continuing operations before incomes taxes	$(1,425)	$(131,248)	$(42,661)	$(254,245)

Asset information by segment is not provided to, or reviewed by, the Company’s CODM as it is not used to make strategic decisions, allocate resources, or assess performance.

Entity-wide disclosures

Disaggregation of net revenue by geographic area:

	Three months ended		Six months ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Canada	$45,760	$37,077	$93,988	$74,755
Germany	12,725	14,206	27,106	29,720
United States	6,371	7,340	12,343	15,955
Other	1,827	4,368	5,380	8,773
	$66,683	$62,991	$138,817	$129,203

Disaggregation of property, plant and equipment by geographic area:

	September 30,	March 31,
	2025	2025
Canada	$232,221	$239,382
Germany	55,664	53,079
Other	931	1,062
	$288,816	$293,523

For the three months ended September 30, 2025, no customer represented greater than 10% of the Company’s net revenue (three months ended September 30, 2024 – one).

For the six months ended September 30, 2025, no customer represented greater than 10% of the Company’s net revenue (six months ended September 30, 2024 – one).

28. SUBSEQUENT EVENTS

August 2025 ATM Program

Since September 30, 2025, the Company sold an additional 9,815,377 common shares under the August 2025 ATM Program for gross proceeds of $19,804.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This Management’s Discussion and Analysis (“MD&A”) should be read together with other information, including our unaudited condensed interim consolidated financial statements and the related notes to those statements included in Part I, Item 1 of this Quarterly Report (the “Interim Financial Statements”), our consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended March 31, 2025 (the “Annual Report”), Part I, Item 1A, Risk Factors, of the Annual Report and Part II, Item 1A. Risk Factors, of this Quarterly Report. This MD&A provides additional information on our business, recent developments, financial condition, cash flows and results of operations, and is organized as follows:

•
Part 1 - Business Overview. This section provides a general description of our business, which we believe is important in understanding the results of our operations, financial condition, and potential future trends.

•
Part 2 - Results of Operations. This section provides an analysis of our results of operations for the second quarter of fiscal 2026 in comparison to the second quarter of fiscal 2025, and for the six months ended September 30, 2025 in comparison to the six months ended September 30, 2024.

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
•
the timing, occurrence and outcome of the vote relating to the 2025 Budget (as defined below), including the Proposed Reimbursement Adjustment (as defined below) as well as the related timing for implementation and the expected impact thereof;
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

By their nature, forward-looking statements are subject to inherent risks and uncertainties that may be general or specific and which give rise to the possibility that expectations, forecasts, predictions, projections or conclusions will not prove to be accurate, that assumptions may not be correct and that objectives, strategic goals and priorities will not be achieved. A variety of factors, including known and unknown risks, many of which are beyond our control, could cause actual results to differ materially from the forward-looking statements in this Quarterly Report and other reports we file with, or furnish to, the Securities and Exchange Commission (the “SEC”) and other regulatory agencies and made by our directors, officers, other employees and other persons authorized to speak on our behalf. Such factors include, without limitation, our limited operating history; risks that we may be required to write down intangible assets, including goodwill, due to impairment; the adequacy of our capital resources and liquidity, including but not limited to, availability of sufficient cash flow to execute our business plan (either within the expected timeframe or at all); our ability to maintain an effective system of internal control; the diversion of management time on matters related to Canopy USA; the risks that the Trust’s future ownership interest in Canopy USA is not quantifiable, and the Trust may have significant ownership and influence over Canopy USA; the risks in the event that Acreage (as defined below) cannot satisfy its debt obligations as they become due; volatility in and/or degradation of general economic, market, industry or business conditions; risks relating to the overall macroeconomic environment, which may impact customer spending, our costs and our margins, including tariffs (and related retaliatory measures), the levels of inflation, interest rates and trade policy; risks relating to the evolving regulatory landscape in the United States; risks relating to our current and future operations in emerging markets; compliance with applicable environmental, economic, health and safety, energy and other policies and regulations and in particular health concerns with respect to vaping and the use of cannabis products in vaping devices; risks and uncertainty regarding future product development; changes in regulatory requirements in relation to our business and products; our reliance on licenses issued by and contractual arrangements with various federal, state and provincial governmental authorities; inherent uncertainty associated with projections; future levels of revenues and the impact of increasing levels of competition; third-party manufacturing risks; third-party transportation risks; our exposure to risks related to an agricultural business, including wholesale price volatility and variable product quality; changes in laws, regulations and guidelines and our compliance with such laws, regulations and guidelines; risks relating to inventory write downs; risks relating to our ability to refinance debt as and when required on terms favorable to us and to comply with covenants contained in our debt facilities and debt instruments; risks associated with jointly owned investments; our ability to manage disruptions in credit markets or changes to our credit ratings; the success or timing of completion of ongoing or anticipated capital or maintenance projects; risks related to the integration of acquired businesses; the timing and manner of the legalization of cannabis in the United States; business strategies, growth opportunities and expected investment; counterparty risks and liquidity risks that may impact our ability to obtain loans and other credit facilities on favorable terms; the potential effects of judicial, regulatory or other proceedings, litigation or threatened litigation or proceedings, or reviews or investigations, on our business, financial condition, results of operations and cash flows; risks associated with divestment and restructuring; the anticipated effects of actions of third parties such as competitors, activist investors or federal, state, provincial, territorial or local regulatory authorities, self-regulatory organizations, plaintiffs in litigation or persons threatening litigation; consumer demand for cannabis products; the implementation and effectiveness of key personnel changes; risks related to stock exchange restrictions; risks related to the protection and enforcement of our intellectual property rights; the risks related to our exchangeable shares (the “Exchangeable Shares”) having different rights from Canopy Shares and there may never be a trading market for the Exchangeable Shares; future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses; risks related to finalization of the consideration payable by us for the acquisition by Canopy USA of the remaining interests in Jetty; and the factors discussed under the heading “Risk Factors” in the Annual Report and in this Quarterly Report. Readers are cautioned to consider these and other factors, uncertainties and potential events carefully and not to put undue reliance on forward-looking statements.

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

Segment Reporting

Prior to the three months ended June 30, 2025, we had the following four reportable segments: (i) Canada cannabis, (ii) International markets cannabis, (iii) Storz & Bickel, and (iv) This Works (divested December 18, 2023). Following a change in the CODM (as defined below) and internal reorganizations initiated by us in the three months ended March 31, 2025, we changed the structure of our internal management reporting. Accordingly, as of the three months ended June 30, 2025, we began reporting our financial results for the following two reportable segments:

•
Cannabis - includes the global production, distribution and sale of a diverse range of cannabis and cannabis-related products. Sales in Canada are pursuant to the Cannabis Act, SC 2018, c 16, while international sales are pursuant to applicable international legislation, regulations and permits; and
•
Storz & Bickel - includes the production, distribution and sale of vaporizers and accessories.

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

Canopy USA

On October 24, 2022, we completed a number of strategic transactions in connection with the creation of Canopy USA, a U.S.-domiciled holding company wherein, as of October 24, 2022, Canopy USA holds certain U.S. cannabis investments previously held by us.

On May 19, 2023, the Company and Canopy USA entered into the First A&R Protection Agreement (as defined below) and amended and restated Canopy USA’s limited liability company agreement (the “A&R LLC Agreement”). Pursuant to the A&R LLC Agreement, the share capital of Canopy USA was amended to, among other things, (a) create a new class of Canopy USA Class B Shares (as defined below), which may not be issued prior to the conversion of the Non-Voting Shares (as defined below) or the Class A shares of Canopy USA (the “Canopy USA Common Shares”) into Canopy USA Class B Shares; (b) amend the terms of the Non-Voting Shares such that the Non-Voting Shares will be convertible into Canopy USA Class B Shares (as opposed to Canopy USA Common Shares); and (c) amend the terms of the Canopy USA Common Shares such that upon conversion of all of the Non-Voting Shares into Canopy USA Class B Shares, the Canopy USA Common Shares will, subject to their terms, automatically convert into Canopy USA Class B Shares, provided that the number of Canopy USA Class B Shares to be issued to the former holders of the Canopy USA Common Shares will be equal to no less than 10% of the total issued and outstanding Canopy USA Class B Shares following such issuance. Accordingly, in no circumstances will the Company, at the time of such conversions, own more than 90% of the Canopy USA Class B Shares.

On May 19, 2023, Canopy USA and Huneeus 2017 Irrevocable Trust (the “Trust”) entered into a share purchase agreement (the “Trust SPA”), which sets out the terms of the Trust’s investment in Canopy USA in the aggregate amount of up to US$20 million (the “Trust Transaction”). Agustin Huneeus, Jr. is the trustee of the Trust and is an affiliate of a shareholder of Jetty. On April 26, 2024, Canopy USA completed the first tranche closing of the Trust Transaction. As of September 30, 2025, the Trust holds an aggregate 28,571,429 Canopy USA Common Shares and warrants to acquire up to 85,714,284 Voting Shares (as defined in the A&R LLC Agreement) expiring on April 26, 2031. Subject to the terms of the Trust SPA, the Trust has been granted options to acquire additional Voting Shares with a value of up to an additional US$10 million and one such additional option includes the issuance of additional warrants of Canopy USA.

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

On April 30, 2024, Canopy USA and its members entered into a second amended and restated limited liability company agreement (the “Second A&R LLC Agreement”). In accordance with the terms of the Second A&R LLC Agreement, the terms of the Non-Voting Shares have been amended such that the Non-Voting Shares are only convertible into Canopy USA Class B Shares following the date that the NASDAQ Stock Market or The New York Stock Exchange permit the listing of companies that consolidate the financial statements of companies that cultivate, distribute or possess marijuana (as defined in 21 U.S.C 802) in the United States (the “Stock Exchange Permissibility Date”). Based on the Company’s discussions with the Office of the Chief Accountant of the SEC, the Company believes that the staff of the SEC would not object to the deconsolidation of the financial results of Canopy USA from the Company’s financial statements in accordance with U.S. GAAP.

On May 6, 2024, Canopy USA exercised the options (the “Wana Options”) to acquire Mountain High Products, LLC, Wana Wellness, LLC and The Cima Group, LLC (collectively, “Wana”), a leading cannabis edibles brand in North America, and subsequently closed the transactions to acquire Wana Wellness, LLC and The Cima Group, LLC. On October 8, 2024, Canopy USA closed the acquisition of Mountain High Products, LLC. In addition, Canopy USA exercised the options (the “Jetty Options”) to acquire Lemurian, Inc. (“Jetty”) a California-based producer of high-quality cannabis extracts and pioneer of clean vape technology and subsequently completed the first tranche closing to acquire Jetty. On June 4, 2024, the option to acquire the issued and outstanding Class E subordinate voting shares (the “Fixed Shares”) of Acreage Holdings, Inc. (“Acreage”), a leading vertically-integrated multi-state cannabis operator, with its main operations in densely populated states across the Northeast U.S., including New Jersey and New York (the “Acreage Option”) was exercised and on December 9, 2024, Canopy USA completed the acquisition of all of the issued and outstanding Fixed Shares and Class D subordinate voting shares (the “Floating Shares”) of Acreage (the “Acreage Acquisition”). Certain entities controlled by Canopy USA (the “Canopy USA LPs”) also hold direct interests in the capital of TerrAscend Corp. (“TerrAscend”), a leading North American cannabis operator with vertically integrated operations and a presence in Pennsylvania, New Jersey, Michigan and California as well as licensed cultivation and processing operations in Maryland.

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

Canopy USA was determined to be a variable interest entity pursuant to ASC 810 - Consolidations (“ASC 810”). In accordance with ASC 810, Canopy Growth consolidated the financial results of Canopy USA up to April 30, 2024. As of April 30, 2024, Canopy Growth has deconsolidated the financial results of Canopy USA and has a non-controlling interest in Canopy USA as of such date.

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

As of September 30, 2025, the Trust holds 28,571,429 Canopy USA Common Shares, the shareholders of Wana collectively hold 60,955,929 Canopy USA Common Shares and a wholly-owned subsidiary of the Company holds all of the issued and outstanding Non-Voting Shares in the capital of Canopy USA, representing approximately 84.4% of the issued and outstanding shares in Canopy USA on an as-converted basis.

Canopy Growth and Canopy USA are also party to a protection agreement (the “Protection Agreement”) to provide for certain covenants in order to preserve the value of the Non-Voting Shares held by Canopy Growth until such time as the Non-Voting Shares are converted in accordance with their terms, provided that, such conversion shall only be permitted following the Stock Exchange Permissibility Date, but does not provide Canopy Growth with the ability to direct the business, operations or activities of Canopy USA. The Protection Agreement was amended and restated on May 19, 2023 (the “First A&R Protection Agreement”) and on April 30, 2024 (the “Second A&R Protection Agreement” and together with the First A&R Protection Agreement, the “A&R Protection Agreement”).

Upon Canopy USA completing the Acreage Acquisition on December 9, 2024, Canopy Growth received additional Non-Voting Shares from Canopy USA in consideration for the issuance of (i) Canopy Shares to the former shareholders of Acreage in accordance with the terms of the Existing Acreage Arrangement Agreement (as defined below) and the arrangement agreement among Canopy Growth, Canopy USA and Acreage, as amended (the “Floating Share Arrangement Agreement”); (ii) Canopy Shares pursuant to the then existing tax receivable bonus plans of High Street Capital Partners, LLC, a subsidiary of Acreage (“HSCP”); (iii) Canopy Shares in connection with Canopy USA’s acquisition of the minority interests of certain subsidiaries of Acreage; (iv) the issuance of Canopy Shares and warrants to certain securityholders of Acreage in order to satisfy an outstanding liability; and (v) Canopy Shares, warrants and other replacement securities in connection with the Acreage Acquisition.

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

On June 3, 2024, a wholly-owned subsidiary of the Company (the “Optionor”) acquired certain outstanding debt of Acreage (the “Debt Acquisition”).

The Optionor entered into various agreements in connection with the Debt Acquisition in order to acquire approximately US$99.8 million of Acreage’s outstanding debt (the “Acquired Debt”) in exchange for approximately US$69.8 million in cash and the release of approximately US$30.1 million (the “Option Premium”) that was held in escrow.

The Optionor subsequently transferred approximately US$2.2 million of the Acquired Debt and entered into a series of agreements, including an amended and restated credit agreement (the “First ARCA”), which provided for, among other things, the Acquired Debt, certain interest payments to be paid-in-kind, revisions to certain financial covenants and, following certain events, an extension to the maturity date.

On September 13, 2024, the Optionor entered into a series of transactions with, among others, an arm’s length third-party lender (the “Acreage Lender”). Pursuant to such transactions, the Optionor, the Acreage Lender and Acreage, among others, amended and restated the First ARCA pursuant to a second amended and restated credit agreement dated as of September 13, 2024 (the “Second ARCA”). Pursuant to the Second ARCA and an agreement among lenders entered into on September 13, 2024 between, among others, the Optionor and the Acreage Lender, all interest owing to the Optionor under the Second ARCA is, subject to the consent of the Acreage Lender, to be paid-in-kind and not in cash.

On July 29, 2025, the Company entered into the Third Paydown Agreement (as defined below) in order to permit the Company to grant Canopy USA certain consents (the “Acreage Financing Consent”) in order to allow Canopy USA to secure from the Acreage Lender an additional US$22 million in financing for Acreage and its subsidiaries (the “Acreage Financing”). In connection with the Acreage Financing, the Optionor, the Acreage Lender and Acreage, among others, amended and restated the Second ARCA pursuant to a third amended and restated credit agreement dated as of July 29, 2025 (the “Third ARCA”).

As of September 30, 2025, the aggregate principal amount owing to the Optionor was approximately $163.3 million (US$117.3 million) and the aggregate principal amount owing to the Acreage Lender was approximately $110.0 million (US$79.0 million).

Acreage Acquisition

On December 9, 2024, Canopy USA completed the Acreage Acquisition and now owns 100% of the issued and outstanding shares of Acreage. In aggregate, Canopy Growth issued 5,888,291 Canopy Shares to former shareholders of Acreage.

In addition, Canopy Growth: (i) issued 5,118,426 Canopy Shares pursuant to the tax receivable bonus plans of HSCP; and (ii) 306,151 Canopy Shares were issuable in connection with Canopy USA’s acquisition of the minority interests of certain subsidiaries of Acreage, of which 268,057 Canopy Shares were issued as of September 30, 2025.

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

Recent Developments

February 2025 ATM Program

On February 28, 2025, we established an at-the-market equity program that allowed us to issue and sell up to US$200 million of Canopy Shares to the public from time to time at our discretion (the “February 2025 ATM Program”) pursuant to an equity distribution agreement (as amended, the “February 2025 Equity Distribution Agreement”) entered into among us and BMO Nesbitt Burns Inc., as Canadian agent, and BMO Capital Markets Corp., as U.S. agent (together, the “Agents”). As of September 30, 2025, the February 2025 ATM Program has been completed and a total of 150,674,856 Canopy Shares have been sold for gross proceeds of $276.7 million (US$200 million). The February 2025 Equity Distribution Agreement replaced the equity distribution agreement dated June 6, 2024, among us and the Agents that established our prior at-the-market equity program (the “June 2024 ATM Program”).

During the six months ended September 30, 2025, we sold 127,505,498 Canopy Shares for gross proceeds of approximately $238.4 million (US$173.3 million) under the February 2025 ATM Program.

August 2025 ATM Program

On August 29, 2025, we established a new at-the-market equity program (the “August 2025 ATM Program”) that allows us to issue and sell up to US$200 million of Canopy Shares to the public from time to time at our discretion in concurrent public offerings in the United States (the “U.S. Offering”) and Canada; provided, however; that (i) sales of Canopy Shares in the August 2025 ATM Program in Canada is limited to aggregate gross sales proceeds to us of up to US$50 million (or its Canadian dollar equivalent) (the “Canadian Offering”); and (ii) in no event will the combined gross sales proceeds of the August 2025 ATM Program in the United States and Canada exceed US$200 million. The Company established the August 2025 ATM Program pursuant to an equity distribution agreement (the “August 2025 Equity Distribution Agreement”) entered into among us and the Agents.

The August 2025 ATM Program will be effective until the earlier of (A) June 5, 2027; (B) the issuance and sale of Canopy Shares having an aggregate offering price of US$200 million on the terms and subject to the conditions set forth in the August 2025 Equity Distribution Agreement; (C) the date on which the Company’s registration statement, as amended, filed with the SEC (the “Registration Statement”) has ceased to be useable for sales of Shelf Securities (as defined in the August 2025 Equity Distribution Agreement) pursuant to General Instruction I.B.1 of Form S-3; (D) the date on which the Company receives notice from the SEC that the Registration Statement has ceased to be effective; and (E) the date on which the August 2025 Equity Distribution Agreement is terminated by the parties. Notwithstanding the foregoing, the Canadian Offering will automatically terminate on the earlier of (i) July 5, 2026; (ii) the date on which the issuance and sale of common shares in the Canadian Offering equals US$50 million (or its Canadian dollar equivalent); (iii) the date on which the Company receives notice from the Ontario Securities Commission that the Company’s Canadian short form base shelf prospectus dated June 5, 2024 has ceased to be effective; or (iv) the date on which the

August 2025 Equity Distribution Agreement is terminated pursuant to clauses (A) through (E) above; provided, however, that a termination of the Canadian Offering as contemplated by clauses (i), (ii) and (iii) above will in no case affect the U.S. Offering and the August 2025 Equity Distribution Agreement will continue in full force and effect with respect to the U.S. Offering. The August 2025 Equity Distribution Agreement replaced the February 2025 Equity Distribution Agreement.

During the six months ended September 30, 2025, we sold 20,307,503 Canopy Shares for gross proceeds of approximately $43.1 million (US$31.0 million) under the August 2025 ATM Program.

Credit Facility Prepayments

On July 29, 2025, we entered into an agreement (the “Third Paydown Agreement”) with certain lenders under our Credit Facility. Pursuant to the Third Paydown Agreement, we were required to make the following prepayments: (i) US$25 million at par on or prior to July 31, 2025; (ii) US$10 million at par on or prior to December 31, 2025; and (iii) US$15 million at par on or prior to March 31, 2026. On July 31, 2025, we made the first of the three prepayments required under the Third Paydown Agreement, which resulted in an aggregate principal reduction of US$25 million under our Credit Facility (the “First Prepayment”). On September 12, 2025, we made an early prepayment of US$25 million at par (the “Early Prepayment”) to reduce the outstanding principal balance of the Credit Facility. The Early Prepayment satisfies the remainder of our prepayment obligations associated with the Third Paydown Agreement.

Part 2 - Results of Operations

The results of operations presented below reports the financial performance of the continuing operations of Canopy Growth for the three and six months ended September 30, 2025.

Discussion of Results of Operations for the Three Months Ended September 30, 2025

	Three months ended September 30,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2025	2024	$ Change	% Change
Selected consolidated financial information:
Net revenue	$66,683	$62,991	$3,692	6%
Gross margin percentage	33%	35%	-	(200) bps
Net loss from continuing operations	$(1,639)	$(131,550)	$129,911	99%
Basic and diluted loss per share from continuing operations[1]	$(0.01)	$(1.52)	$1.51	99%
[1] For the three months ended September 30, 2025, the weighted average number of outstanding Canopy Shares, basic and diluted, totaled 274,025,102 (three months ended September 30, 2024 - 86,827,991).

Revenue

We report net revenue in two segments: (i) Cannabis; and (ii) Storz & Bickel. The following table presents segmented net revenue for the three months ended September 30, 2025 and 2024:

Net Revenue	Three months ended September 30,
(in thousands of Canadian dollars)	2025	2024	$ Change	% Change
Cannabis
Canadian adult-use cannabis[1]	$23,940	$18,388	$5,552	30%
Canadian medical cannabis[2]	21,821	18,689	3,132	17%
International markets cannabis[3]	5,091	8,346	(3,255)	(39%)
	$50,852	$45,423	$5,429	12%

Storz & Bickel	$15,831	$17,568	$(1,737)	(10%)

Net revenue	$66,683	$62,991	$3,692	6%

[1] Includes excise taxes of $13,802 and other revenue adjustments, representing our determination of returns and pricing adjustments, of -$37 for the three months ended September 30, 2025 (three months ended September 30, 2024 - excise taxes of $8,903 and other revenue adjustments of $1,300).

[2] Includes excise taxes of $2,513 for the three months ended September 30, 2025 (three months ended September 30, 2024 - $2,064).
[3] Reflects other revenue adjustments of $359 for the three months ended September 30, 2025 (three months ended September 30, 2024 - $nil).

Net revenue was $66.7 million in the second quarter of fiscal 2026, an increase of $3.7 million as compared to $63.0 million in the second quarter of fiscal 2025.

Cannabis

Net revenue from our Cannabis segment was $50.9 million in the second quarter of fiscal 2026, as compared to $45.4 million in the second quarter of fiscal 2025.

Canadian adult-use cannabis net revenue was $23.9 million in the second quarter of fiscal 2026, as compared to $18.4 million in the second quarter of fiscal 2025. The year-over-year increase is primarily attributable to growth in infused PRJ offerings and new All-In-One vaporizers which launched in the first quarter of fiscal 2026, partially offset by declines in edibles and non-infused PRJs.

Canadian medical cannabis net revenue was $21.8 million in the second quarter of fiscal 2026, as compared to $18.7 million in the second quarter of fiscal 2025. The year-over-year increase is primarily attributable to an increase in the number of insured customers, increased order sizes from our insured customers, and a larger assortment of cannabis product choices offered to our customers.

International markets cannabis revenue was $5.1 million in the second quarter of fiscal 2026, as compared to $8.3 million in the second quarter of fiscal 2025. The year-over-year decrease is primarily attributable to supply chain challenges in Europe.

Storz & Bickel

Revenue from Storz & Bickel was $15.8 million in the second quarter of fiscal 2026, as compared to $17.6 million in the second quarter of fiscal 2025. The year-over-year decrease is primarily attributable to lapping strong sales in the prior year and continued consumer economic uncertainty, offset by our new product launch in September 2025.

Cost of Goods Sold and Gross Margin

The following table presents cost of goods sold, gross margin and gross margin percentage on a consolidated basis for the three months ended September 30, 2025 and 2024:

	Three months ended September 30,
(in thousands of Canadian dollars except where indicated)	2025	2024	$ Change	% Change
Net revenue	$66,683	$62,991	$3,692	6%

Cost of goods sold	$44,778	$41,153	$3,625	9%
Gross margin	21,905	21,838	67	0.3%
Gross margin percentage	33%	35%	-	(200) bps

Cost of goods sold was $44.8 million in the second quarter of fiscal 2026, as compared to $41.2 million in the second quarter of fiscal 2025. Our gross margin was $21.9 million in the second quarter of fiscal 2026, or 33% of net revenue, as compared to a gross margin of $21.8 million and gross margin percentage of 35% of net revenue in the second quarter of fiscal 2025.

We report gross margin and gross margin percentage in two segments: (i) Cannabis; and (ii) Storz & Bickel. The following table presents segmented gross margin and gross margin percentage for the three months ended September 30, 2025 and 2024:

	Three months ended September 30,
(in thousands of Canadian dollars except where indicated)	2025	2024	$ Change	% Change
Cannabis segment
Net revenue	$50,852	$45,423	$5,429	12%
Cost of goods sold	34,979	29,272	5,707	19%
Gross margin	15,873	16,151	(278)	(2%)
Gross margin percentage	31%	36%		(500) bps

Storz & Bickel segment
Revenue	$15,831	$17,568	$(1,737)	(10%)
Cost of goods sold	9,799	11,881	(2,082)	(18%)
Gross margin	6,032	5,687	345	6%
Gross margin percentage	38%	32%		600 bps

Cannabis

Gross margin for our Cannabis segment was $15.9 million in the second quarter of fiscal 2026, or 31% of net revenue, as compared to $16.2 million in the second quarter of fiscal 2025, or 36% of net revenue. The year-over-year decrease in the gross margin percentage was primarily attributable to lower sales relating to international markets cannabis and higher inventory provisions.

Storz & Bickel

Gross margin for our Storz & Bickel segment was $6.0 million in the second quarter of fiscal 2026, or 38% of net revenue, as compared to $5.7 million in the second quarter of fiscal 2025, or 32% of net revenue. The year-over-year increase in the gross margin percentage is primarily attributable to the fact that prior year gross margins were depressed due to discounts provided to clear out remaining stock of previously discontinued product and no significant discounts were provided on sales in the current period.

Operating Expenses

The following table presents operating expenses for the three months ended September 30, 2025 and 2024:

	Three months ended September 30,
(in thousands of Canadian dollars)	2025	2024	$ Change	% Change
Operating expenses
General and administrative	$14,412	$16,798	$(2,386)	(14%)
Sales and marketing	15,120	14,983	137	1%
Acquisition, divestiture, and other costs	1,730	3,930	(2,200)	(56%)
Depreciation and amortization	5,034	6,019	(985)	(16%)
Selling, general and administrative expenses	36,296	41,730	(5,434)	(13%)

Share-based compensation	2,009	5,221	(3,212)	(62%)

Loss on asset impairment and restructuring	494	20,830	(20,336)	(98%)
Total operating expenses	$38,799	$67,781	$(28,982)	(43%)

Selling, general and administrative expenses

Selling, general and administrative expenses were $36.3 million in the second quarter of fiscal 2026, as compared to $41.7 million in the second quarter of fiscal 2025.

General and administrative expense was $14.4 million in the second quarter of fiscal 2026, as compared to $16.8 million in the second quarter of fiscal 2025. The year-over-year decrease is primarily attributable to: (i) continued reductions in headcount; and (ii) lower third party costs, including insurance, professional fees and IT costs.

Sales and marketing expense was $15.1 million in the second quarter of fiscal 2026, as compared to $15.0 million in the second quarter of fiscal 2025. The year-over-year increase is primarily attributable to increased costs associated with: (i) customer acquisition costs; and (ii) royalties and other variable marketing costs. The increased costs were partially offset by continued reductions in headcount.

Acquisition, divestiture, and other costs were $1.7 million in the second quarter of fiscal 2026, as compared to $3.9 million in the second quarter of fiscal 2025. In the second quarter of fiscal 2026, costs were incurred primarily in relation to:

•
continued legal costs arising from the restatement of our consolidated financial statements in connection with the review of the financial reporting matters related to the BioSteel business unit for the following previously filed periods: (i) audited consolidated financial statements for the fiscal year ended March 31, 2022, originally included in our Annual Report on Form 10-K for such fiscal year, and (ii) unaudited consolidated financial statements for the quarterly periods ended June 30, 2022, September 30, 2022 and December 31, 2022, originally included in our Quarterly Reports on Form 10-Q for such quarterly periods; and
•
other non-recurring acquisition, divestiture and litigation costs.

Comparatively, in the second quarter of fiscal 2025, costs were incurred primarily in relation to:

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
•
the strategic transactions completed in connection with the creation of Canopy USA; and

•
costs relating to the modification of the Credit Agreement (as defined below) that occurred in August 2024.

Depreciation and amortization expense was $5.0 million in the second quarter of fiscal 2026, as compared to $6.0 million in the second quarter of fiscal 2025. The year-over-year decrease is primarily attributable to the reduction in new capital expenditures.

Share-based compensation

Share-based compensation was $2.0 million in the second quarter of fiscal 2026, as compared to $5.2 million in the second quarter of fiscal 2025. The year-over-year decrease is primarily attributable to lower expense due to reduced headcount. The decrease is partially offset by fiscal 2026 grants of 2.8 million options and 3.8 million restricted share units.

Loss on asset impairment and restructuring

Loss on asset impairment and restructuring recorded in operating expenses was $0.5 million in the second quarter of fiscal 2026, as compared to $20.8 million in the second quarter of fiscal 2025.

Loss on asset impairment and restructuring recorded in the second quarter of fiscal 2026 related primarily to employee restructuring costs.

Comparatively, in the second quarter of fiscal 2025, the loss on asset impairment and restructuring related primarily to the non-cash impairment of divestiture-related assets, employee restructuring costs, and ongoing holding costs to maintain previously restructured sites.

Other

The following table presents other income (expense), net, and income tax expense for the three months ended September 30, 2025 and 2024:

	Three months ended September 30,
(in thousands of Canadian dollars)	2025	2024	$ Change	% Change
Other income (expense), net	15,469	(85,305)	100,774	118%
Income tax expense	(214)	(302)	88	29%

Other income (expense), net

Other income (expense), net was an income amount of $15.5 million in the second quarter of fiscal 2026, as compared to an expense amount of $85.3 million in the second quarter of fiscal 2025. The year-over-year change of $100.8 million is primarily attributable to:

•
Change of $85.0 million related to non-cash fair value changes on our Canopy USA related assets and other financial assets, from an expense amount of $61.1 million in the second quarter of fiscal 2025 to an income amount of $23.9 million in the second quarter of fiscal 2026. The income amount recognized in the second quarter of fiscal 2026 is primarily attributable to a fair value increase relating to our investment in:
o
the Canopy USA LPs equity method investment in the amount of $42.0 million.

This fair value increase was partially offset by a fair value decrease related to our investment in:

o
the Canopy Elevate I LLC, Canopy Elevate II LLC and Canopy Elevate III LLC (collectively, “Elevate”) loan receivable, in the amount of $18.1 million relating to fair value movements in consideration of the debtor's net assets.

Comparatively, the expense amount in the second quarter of fiscal 2025 was primarily attributable to fair value decreases relating to our investments in:

o
the Canopy USA, LLC and the Canopy USA LPs equity method investments in the aggregate amount of $13.7 million;
o
the Elevate loan receivable, in the amount of $41.9 million relating to fair value movements in consideration of the debtor's net assets; and
o
the Acreage Debt (as defined below) loan receivable, in the amount of $5.5 million, primarily attributable to changes in market conditions and assumptions.

•
Change of $6.7 million related to fair value changes on acquisition related contingent consideration and other, from an expense amount of $6.7 million in the second quarter of fiscal 2025 to $nil in the second quarter of fiscal 2026. No fair value changes occurred in the second quarter of fiscal 2026. Comparatively, the fair value change in the second quarter of fiscal 2025, related primarily to acquisition consideration from a divestiture-related asset.

•
Change of $1.6 million related to charges associated with the settlement of our debt, from an income amount of $0.3 million in the second quarter of fiscal 2025 to an expense amount of $1.3 million in the second quarter of fiscal 2026. In the second quarter of fiscal 2026, settlement of debt balances were made at par and included a write-off of deferred financing costs which resulted in a loss for the period. Comparatively, in the second quarter of fiscal 2025, we recognized a gain of $0.3 million, primarily in connection with the partial settlement of the Supreme Debentures (as defined below).

•
Decrease in interest income of $0.4 million, from $2.4 million in the second quarter of fiscal 2025 to $2.0 million in the second quarter of fiscal 2026. The year-over-year decrease is attributable to lower interest rates.

•
Decrease in interest expense of $12.5 million, from $21.3 million in the second quarter of fiscal 2025 to $8.8 million in the second quarter of fiscal 2026. The year-over-year decrease is primarily attributable to the reduction of our debt balances.

Income tax expense

Income tax expense in the second quarter of fiscal 2026 was $0.2 million, compared to income tax expense of $0.3 million in the second quarter of fiscal 2025. In the second quarter of fiscal 2026, income tax expense consisted of deferred income tax recovery of $0.1 million (compared to an expense of $0.2 million in the second quarter of fiscal 2025) and current income tax expense of $0.3 million (compared to an expense of $0.1 million in the second quarter of fiscal 2025).

The change of $0.3 million from a deferred income tax expense to a deferred income tax recovery is primarily a result of the utilization of losses for tax purposes, where the accounting criteria for recognition of an asset has been met.

The increase of $0.2 million in the current income tax expense arose primarily in connection with tax on income for tax purposes that could not be reduced by the group’s tax attributes in the current taxation year.

Net Loss from Continuing Operations

The net loss from continuing operations in the second quarter of fiscal 2026 was $1.6 million, as compared to a net loss of $131.6 million in the second quarter of fiscal 2025. The year-over-year decrease in the net loss is primarily attributable to: (i) the year-over-year change in other income (expense), net, of $100.8 million; and (ii) the decrease in operating loss from continuing operations. These variances are described above.

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

The following table presents Adjusted EBITDA for the three months ended September 30, 2025 and 2024:

	Three months ended September 30,
(in thousands of Canadian dollars)	2025	2024	$ Change	% Change
Net loss from continuing operations	$(1,639)	$(131,550)	$129,911	99%
Income tax expense	214	302	(88)	(29%)
Other (income) expense, net	(15,469)	85,305	(100,774)	(118%)
Share-based compensation	2,009	5,221	(3,212)	(62%)
Acquisition, divestiture, and other costs	2,097	4,078	(1,981)	(49%)
Depreciation and amortization	9,245	10,307	(1,062)	(10%)
Loss on asset impairment and restructuring	494	20,830	(20,336)	(98%)
Adjusted EBITDA	$(3,049)	$(5,507)	$2,458	45%

The Adjusted EBITDA loss in the second quarter of fiscal 2026 was $3.0 million, as compared to an Adjusted EBITDA loss of $5.5 million in the second quarter of fiscal 2025. The year-over-year decrease in Adjusted EBITDA loss is primarily attributable to selling, general and administrative expense cost savings.

Discussion of Results of Operations for the Six Months Ended September 30, 2025

	Six months ended September 30,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2025	2024	$ Change	% Change
Selected consolidated financial information:
Net revenue	$138,817	$129,203	$9,614	7%
Gross margin percentage	29%	35%	-	(600) bps
Net loss from continuing operations	$(43,166)	$(260,741)	$217,575	83%
Basic and diluted loss per share from continuing operations[1]	$(0.19)	$(3.14)	$2.95	94%
[1] For the six months ended September 30, 2025, the weighted average number of outstanding common shares, basic and diluted, totaled 231,407,491 (six months ended September 30, 2024 - 83,056,230).

Revenue

We report net revenue in two segments: (i) Cannabis; and (ii) Storz & Bickel. The following table presents segmented net revenue for the six months ended September 30, 2025 and 2024:

Net Revenue	Six months ended September 30,
(in thousands of Canadian dollars)	2025	2024	$ Change	% Change
Canada cannabis
Canadian adult-use cannabis[1]	$50,961	$37,271	$13,690	37%
Canadian medical cannabis[2]	43,027	37,484	5,543	15%
International markets cannabis[3]	13,846	16,761	(2,915)	(17%)
	$107,834	$91,516	$16,318	18%

Storz & Bickel	$30,983	$37,687	$(6,704)	(18%)

Net revenue	$138,817	$129,203	$9,614	7%

[1] Reflects excise taxes of $28,001 and other revenue adjustments, representing our determination of returns and pricing adjustments, of $886 for the six months ended September 30, 2025 (six months ended September 30, 2024 - excise taxes of $16,420 and other revenue adjustments of $2,500).

[2] Reflects excise taxes of $4,928 for the six months ended September 30, 2025 (six months ended September 30, 2024 - $4,118).
[3] Reflects other revenue adjustments of $359 for the six months ended September 30, 2025 (six months ended September 30, 2024 - $nil).

Net revenue was $138.8 million in the six months ended September 30, 2025, an increase of $9.6 million as compared to $129.2 million in the six months ended September 30, 2024.

Cannabis

Net revenue from our Cannabis segment was $107.8 million in the six months ended September 30, 2025, as compared to $91.5 million in the six months ended September 30, 2024.

Canadian adult-use cannabis net revenue was $51.0 million in the six months ended September 30, 2025, as compared to $37.3 million in the six months ended September 30, 2024. The year-over-year increase is primarily attributable to growth in flower, infused PRJ offerings and new All-In-One vaporizers which launched in the first quarter of fiscal 2026, partially offset by declines in edibles and non-infused PRJs.

Canadian medical cannabis net revenue was $43.0 million in the six months ended September 30, 2025, as compared to $37.5 million in the six months ended September 30, 2024. The year-over-year increase is primarily attributable to an increase in the number of insured customers, increased order sizes from our insured customers, and a larger assortment of cannabis product choices offered to our customers.

International markets cannabis revenue was $13.8 million in the six months ended September 30, 2025, as compared to $16.8 million in the six months ended September 30, 2024. The year-over-year decrease is primarily attributable to supply chain challenges in Europe.

Storz & Bickel

Revenue from Storz & Bickel was $31.0 million in the six months ended September 30, 2025, as compared to $37.7 million in the six months ended September 30, 2024. The year-over-year decrease is primarily attributable to lapping strong sales in the prior year and continued consumer economic uncertainty, offset by our new product launch in September 2025.

Cost of Goods Sold and Gross Margin

The following table presents cost of goods sold, gross margin and gross margin percentage on a consolidated basis for the six months ended September 30, 2025 and 2024:

	Six months ended September 30,
(in thousands of Canadian dollars except where indicated)	2025	2024	$ Change	% Change
Net revenue	$138,817	$129,203	$9,614	7%

Cost of goods sold	$98,874	$84,334	$14,540	17%
Gross margin	39,943	44,869	(4,926)	(11%)
Gross margin percentage	29%	35%	-	(600) bps

Cost of goods sold was $98.9 million in the six months ended September 30, 2025, as compared to $84.3 million in the six months ended September 30, 2024. Our gross margin was $39.9 million in the six months ended September 30, 2025, or 29% of net revenue, as compared to a gross margin of $44.9 million and gross margin percentage of 35% of net revenue in the six months ended September 30, 2024.

We report gross margin and gross margin percentage in two segments: (i) Cannabis; and (ii) Storz & Bickel. The following table presents segmented gross margin and gross margin percentage for the six months ended September 30, 2025 and 2024:

	Six months ended September 30,
(in thousands of Canadian dollars except where indicated)	2025	2024	$ Change	% Change
Cannabis segment
Net revenue	$107,834	$91,516	$16,318	18%
Cost of goods sold	78,370	60,094	18,276	30%
Gross margin	29,464	31,422	(1,958)	(6%)
Gross margin percentage	27%	34%		(700) bps

Storz & Bickel segment
Revenue	$30,983	$37,687	$(6,704)	(18%)
Cost of goods sold	20,504	24,240	(3,736)	(15%)
Gross margin	10,479	13,447	(2,968)	(22%)
Gross margin percentage	34%	36%		(200) bps

Cannabis

Gross margin for our Cannabis segment was $29.5 million in the six months ended September 30, 2025, or 27% of net revenue, as compared to $31.4 million in the six months ended September 30, 2024, or 34% of net revenue. The year-over-year decrease in the gross margin percentage was primarily attributable to lower sales relating to international markets cannabis, higher inventory provisions, costs related to new product launches and a shift in both product and geographical mix.

Storz & Bickel

Gross margin for our Storz & Bickel segment was $10.5 million in the six months ended September 30, 2025, or 34% of net revenue, as compared to $13.4 million in the six months ended September 30, 2024, or 36% of net revenue. The year-over-year decrease in the gross margin percentage is primarily attributable to lower sales and shifts in geographic mix, partially offset by the fact prior year gross margins were depressed due to discounts provided to clear out remaining stock of previously discontinued product and no significant discounts were provided on sales in the current period.

Operating Expenses

The following table presents operating expenses for the six months ended September 30, 2025 and 2024:

	Six months ended September 30,
(in thousands of Canadian dollars)	2025	2024	$ Change	% Change
Operating expenses
General and administrative	$29,110	$35,705	$(6,595)	(18%)
Sales and marketing	30,953	30,231	722	2%
Acquisition, divestiture, and other costs	3,841	11,705	(7,864)	(67%)
Depreciation and amortization	10,500	12,057	(1,557)	(13%)
Selling, general and administrative expenses	74,404	89,698	(15,294)	(17%)

Share-based compensation	1,910	9,372	(7,462)	(80%)

Loss on asset impairment and restructuring	3,147	20,850	(17,703)	(85%)
Total operating expenses	$79,461	$119,920	$(40,459)	(34%)

Selling, general and administrative expenses

Selling, general and administrative expenses were $74.4 million in the six months ended September 30, 2025, as compared to $89.7 million in the six months ended September 30, 2024.

General and administrative expense was $29.1 million in the six months ended September 30, 2025, as compared to $35.7 million in the six months ended September 30, 2024. The year-over-year decrease is primarily attributable to: (i) continued reductions in headcount; and (ii) lower third party costs, including insurance, professional fees and IT costs.

Sales and marketing expense was $31.0 million in the six months ended September 30, 2025, as compared to $30.2 million in the six months ended September 30, 2024. The year-over-year increase is primarily attributable to increased costs associated with: (i) customer acquisition costs; and (ii) royalties and other variable marketing costs. The increased costs were partially offset by continued reductions in headcount.

Acquisition, divestiture, and other costs were $3.8 million in the six months ended September 30, 2025, as compared to $11.7 million in the six months ended September 30, 2024. In the six months ended September 30, 2025, costs were incurred primarily in relation to:

•
continued legal costs arising from the restatement of our consolidated financial statements in connection with the review of the financial reporting matters related to the BioSteel business unit for the following previously filed periods: (i) audited consolidated financial statements for the fiscal year ended March 31, 2022, originally included in our Annual Report on Form 10-K for such fiscal year, and (ii) unaudited consolidated financial statements for the quarterly periods ended June 30, 2022, September 30, 2022 and December 31, 2022, originally included in our Quarterly Reports on Form 10-Q for such quarterly periods; and
•
other non-recurring acquisition, divestiture and litigation costs.

Comparatively, in the six months ended September 30, 2024, costs were incurred primarily in relation to:

•
the strategic transactions completed in connection with the creation of Canopy USA;
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

Depreciation and amortization expense was $10.5 million in the six months ended September 30, 2025, as compared to $12.1 million in the six months ended September 30, 2024. The year-over-year decrease is primarily attributable to the reduction in new capital expenditures.

Share-based compensation

Share-based compensation was $1.9 million in the six months ended September 30, 2025, as compared to $9.4 million in the six months ended September 30, 2024. The year-over-year decrease is primarily attributable to: (i) higher estimated forfeitures in the first quarter of fiscal 2026 due to departures of certain executives; and (ii) lower expense due to reduced headcount. The decrease is partially offset by fiscal 2026 grants of 2.8 million options and 3.8 million restricted share units.

Loss on asset impairment and restructuring

Loss on asset impairment and restructuring recorded in operating expenses was $3.1 million in the six months ended September 30, 2025, as compared to $20.9 million in the six months ended September 30, 2024.

Loss on asset impairment and restructuring recorded in the six months ended September 30, 2025 related primarily to employee restructuring costs.

Comparatively, in the six months ended September 30, 2024, the loss on asset impairment and restructuring related primarily to non-cash impairment of divestiture-related assets, employee restructuring costs, and ongoing holding costs to maintain previously restructured sites. These amounts were offset by a gain related to remeasurement of a lease liability upon execution of the surrender agreement.

Other

The following table presents other income (expense), net, and income tax expense for the six months ended September 30, 2025 and 2024:

	Six months ended September 30,
(in thousands of Canadian dollars)	2025	2024	$ Change	% Change
Other income (expense), net	(3,143)	(179,194)	176,051	98%
Income tax expense	(505)	(6,496)	5,991	92%

Other income (expense), net

Other income (expense), net was an expense amount of $3.1 million in the six months ended September 30, 2025, as compared to an expense amount of $179.2 million in the six months ended September 30, 2024. The year-over-year change of $176.1 million is primarily attributable to:

•
Change of $150.1 million related to non-cash fair value changes on our Canopy USA related assets and other financial assets, from an expense amount of $136.3 million in the six months ended September 30, 2024 to an income amount of $13.8 million in the six months ended September 30, 2025. The income amount recognized in the six months ended September 30, 2025 is primarily attributable to a fair value increase relating to our investment in:
o
the Canopy USA LPs equity method investment in the amount of $26.4 million.

This fair value increase was partially offset by a fair value decrease related to our investment in:

o
the Elevate loan receivable, in the amount of $12.6 million relating to fair value movements in consideration of the debtor's net assets.

Comparatively, the expense amount in the six months ended September 30, 2024 was primarily attributable to fair value decreases relating to our investments in:

o
the Canopy USA, LLC and the Canopy USA LPs equity method investments in the aggregate amount of $89.6 million;
o
the Elevate loan receivable, in the amount of $34.6 million relating to fair value movements in consideration of the debtor's net assets; and
o
the Acreage Debt loan receivable, in the amount of $6.0 million, primarily attributable to changes in market conditions and assumptions.
o
the Acreage financial instrument, in the amount of $31.8 million. On a quarterly basis, we determine the fair value of the Acreage financial instrument using a probability-weighted expected return model, incorporating several potential scenarios and outcomes associated with the Existing Acreage Arrangement Agreement and amended and restated plan of arrangement implemented by the Company and Acreage on September 23, 2020. The fair value decrease in the six months ended September 30, 2024 is primarily attributable to an increase of approximately 75% in our share price up to the Deconsolidation Date (as defined below), relative to an increase of approximately 46% in Acreage’s share price during that same period. As a result, the model at the Deconsolidation Date reflects both a higher estimated value of the Canopy Growth common shares expected to be issued upon Canopy USA’s acquisition of Acreage, and a higher estimated value of the Acreage shares expected to be acquired at that time. In the period up to the Deconsolidation Date, the relative share price movements resulted in a decrease in the value of the Acreage financial instrument; and
o
Indiva Limited shares, in the amount of $2.8 million due a decrease in their share price as a result of their CCAA proceedings.

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
o
the Elevate loan receivable, in the amount of $7.3 million relating to fair value movements in consideration of the debtor's net assets; and
o
the Acreage debt Option Premium, in the amount of $3.1 million related to closing of the Acreage Debt Acquisition and release of the amount that was previously held in escrow pursuant to the Debt Acquisition.

•
Change of $33.5 million related to fair value changes on acquisition related contingent consideration and other, from an expense amount of $33.5 million in the six months ended September 30, 2024 to $nil in the six months ended September 30, 2025. No fair value changes occurred in the six months ended September 30, 2025. Comparatively, the fair value change in the six months ended September 30, 2024, related primarily to various acquisition related contingent consideration.

•
Change of $23.7 million related to charges associated with the settlement of our debt, from an income amount of $22.4 million in the six months ended September 30, 2024 to an expense amount of $1.3 million in the six months ended September 30, 2025. In the six months ended September 30, 2025, settlement of debt balances were made at par and included a write-off of deferred financing costs which resulted in a loss for the period. Comparatively, in the six months ended September 30, 2024, we recognized a gain of $22.4 million, primarily in connection with the exchange of the CBI Note (as defined below).

•
Decrease in interest income of $1.5 million, from $4.5 million in the six months ended September 30, 2024 to $3.0 million in the six months ended September 30, 2025. The year-over-year decrease is attributable to lower average cash and cash equivalents and short-term investment balances and lower interest rates.

•
Decrease in interest expense of $23.9 million, from $42.4 million in the six months ended September 30, 2024 to $18.5 million in the six months ended September 30, 2025. The year-over-year decrease is primarily attributable to the reduction of our debt balances.

Income tax expense

Income tax expense in the six months ended September 30, 2025 was $0.5 million, compared to income tax expense of $6.5 million in the six months ended September 30, 2024. In the six months ended September 30, 2025, income tax expense consisted of deferred income tax expense of $nil (compared to an expense of $6.2 million in the six months ended September 30, 2024) and current income tax expense of $0.5 million (compared to an expense of $0.3 million in the six months ended September 30, 2024).

The decrease of $6.2 million in the deferred income tax expense is primarily a result of the settlement of the CBI Note in fiscal 2025, that did not recur in fiscal 2026.

The current income tax expense remained consistent year over year and arose primarily in connection with tax on income for tax purposes that could not be reduced by the group’s tax attributes in the current taxation year.

Net Loss from Continuing Operations

The net loss from continuing operations in the six months ended September 30, 2025 was $43.2 million, as compared to a net loss of $260.7 million in the six months ended September 30, 2024. The year-over-year decrease in the net loss is primarily attributable to: (i) the year-over-year change in other income (expense), net, of $176.1 million; and (ii) the decrease in operating loss from continuing operations. These variances are described above.

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

The following table presents Adjusted EBITDA for the six months ended September 30, 2025 and 2024:

	Six months ended September 30,
(in thousands of Canadian dollars)	2025	2024	$ Change	% Change
Net loss from continuing operations	$(43,166)	$(260,741)	$217,575	83%
Income tax expense	505	6,496	(5,991)	(92%)
Other (income) expense, net	3,143	179,194	(176,051)	(98%)
Share-based compensation	1,910	9,372	(7,462)	(80%)
Acquisition, divestiture, and other costs	4,581	12,705	(8,124)	(64%)
Depreciation and amortization	18,915	21,337	(2,422)	(11%)
Loss on asset impairment and restructuring	3,147	20,850	(17,703)	(85%)
Adjusted EBITDA	$(10,965)	$(10,787)	$(178)	(2%)

The Adjusted EBITDA loss in the six months ended September 30, 2025 was $11.0 million, as compared to an Adjusted EBITDA loss of $10.8 million in the six months ended September 30, 2024. The year-over-year increase in Adjusted EBITDA loss is primarily attributable to softer gross margins across the business, offset by selling, general and administrative expense cost savings.

Part 3 – Financial Liquidity and Capital Resources

The Interim Financial Statements have been prepared in accordance with generally accepted accounting principles on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Based on our cash and cash equivalents of $298.1 million and our current portion of long-term debt of $1.8 million as of September 30, 2025, along with financing actions taken during the period and projected future cash flows, we conclude that we have sufficient liquidity to meet our short-term obligations. As a result, the conditions that previously raised substantial doubt about our ability to continue as a going concern have been resolved.

As of September 30, 2025, we had cash and cash equivalents of $298.1 million and short-term investments of $nil.

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
•
On February 28, 2025, we established the February 2025 ATM Program that allowed us to issue and sell up to US$200 million Canopy Shares to the public from time to time at our discretion. The February 2025 ATM Program has been completed and a total of 150,674,856 Canopy Shares have been sold at an average price of $1.84 per Canopy Share, for gross proceeds of $276.7 million (US$200 million) and net proceeds, inclusive of commissions and fees, of $273.9 million. Since the establishment of the February 2025 ATM Program, we have paid an aggregate amount of $2.8 million as compensation to the Agents under the February 2025 ATM Program.
•
On August 29, 2025, we established the August 2025 ATM Program that allows us to issue and sell up to US$200 million Canopy Shares to the public from time to time at our discretion in the concurrent U.S. Offering and Canadian Offering; provided, however; that (i) sales of Canopy Shares in the Canadian Offering is limited to aggregate gross sales proceeds to us of up to US$50 million (or its Canadian dollar equivalent); and (ii) in no event will the combined gross sales proceeds of the August 2025 ATM Program in the United States and Canada exceed US$200 million. As of November 5, 2025, we sold an aggregate of 30,122,880 Canopy Shares at an average price of $2.09 per Canopy Share, for gross proceeds of $62.9 million (US$45.2 million) and net proceeds, inclusive of commissions and fees, of $62.3 million (US$44.8 million). Since the establishment of the August 2025 ATM Program, we have paid an aggregate amount of $0.6 million (US$0.4 million) as compensation to the Agents under the August 2025 ATM Program. As of November 5, 2025, we can issue and sell up to US$154.8 million of Canopy Shares under the August 2025 ATM Program; provided that we can issue and sell up to US$50 million (or its Canadian equivalent) of Canopy Shares pursuant to the Canadian Offering under the August 2025 ATM Program.

We have access to further liquidity through public offerings of equity and debt securities. To facilitate such offerings, in June 2024, we filed a shelf registration statement with the SEC (as amended, the “Shelf Registration Statement”). Pursuant to the Shelf Registration Statement, we may sell securities up to an aggregate total offering price of US$500 million less any amounts previously sold under the February 2025 ATM Program and the August 2025 ATM Program. The securities covered by the Shelf Registration Statement include: (i) Canopy Shares; (ii) Exchangeable Shares; (iii) debt securities; (iv) subscription receipts; (v) warrants; and (vi) units consisting of one or more of such securities or any combination of these securities. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

Under the Shelf Registration Statement, we may access liquidity through the August 2025 ATM Program, pursuant to which we may sell, from time to time, up to US$154.8 million of additional Canopy Shares as of the date hereof.

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

Cash Flows

The following table presents cash flows for the six months ended September 30, 2025 and 2024:

	Six months ended September 30,
(in thousands of Canadian dollars)	2025	2024
Net cash (used in) provided by:
Operating activities	$(28,316)	$(105,632)
Investing activities[1]	16,024	(31,993)
Financing activities	194,457	194,717
Effect of exchange rate changes on cash and cash equivalents	2,082	1,024
Net increase in cash and cash equivalents	184,247	58,116
Cash and cash equivalents, beginning of period	113,811	170,300
Cash and cash equivalents, end of period	$298,058	$228,416
[1] Includes net cash provided by investing activities from discontinued operations of $nil and $13,414 for the six months ended September 30, 2025 and 2024, respectively.

Operating activities

Cash used in operating activities totaled $28.3 million in the six months ended September 30, 2025, as compared to cash used of $105.6 million in the six months ended September 30, 2024. The decrease in the cash used in operating activities is primarily due to: (i) a reduction in the cash interest paid due to timing of payments compared to the prior quarter and a reduction in our debt balances; and (ii) year-over-year change in working capital movements due to decreased spending and timing.

Investing activities

The cash provided by investing activities totaled $16.0 million in the six months ended September 30, 2025, as compared to cash used of $32.0 million in the six months ended September 30, 2024.

In the six months ended September 30, 2025, purchases of property, plant and equipment were $2.5 million, primarily related to production equipment enhancements made at certain of our Canadian cultivation and production facilities, and at our Storz & Bickel facilities. Comparatively, in the six months ended September 30, 2024, we invested $6.5 million in building improvements and production equipment enhancements made at certain of our Canadian cultivation and production facilities.

In the six months ended September 30, 2025, our strategic investments in other financial assets were $nil as we made no new investments in the period. Comparatively, in the six months ended September 30, 2024, our strategic investments in other financial assets were $95.3 million and related primarily to the cash payment to acquire the outstanding principal, including all accrued and unpaid interest thereon, of Acreage’s debt, being an amount up to US$150.0 million (the “Acreage Debt”).

Net redemptions of short-term investments in the six months ended September 30, 2025 were $18.4 million, as compared to net redemptions of $30.2 million in the six months ended September 30, 2024. The year-over-year decrease in the net redemptions relates to timing of maturities and remaining balance of short-term investments. As at September 30, 2025, we had short-term investments remaining of $nil.

Net cash flow on sale or deconsolidation of subsidiaries in the six months ended September 30, 2025 was $nil as there were no sale of subsidiaries in the period. Comparatively, net cash flow in the six months ended September 30, 2024 was an outflow of $7.0 million and related to the deconsolidation of Canopy USA, refer to Note 3 to the Interim Financial Statements for details.

Additional cash inflows during the six months ended September 30, 2025 include proceeds of $0.004 million from the sale of property, plant and equipment. Comparatively, additional cash inflows during the six months ended September 30, 2024 include proceeds of $4.9 million from the sale of property, plant and equipment, primarily in relation to previous restructuring actions.

Net cash flow on loan receivable resulted in a cash inflow of $nil in the six months ended September 30, 2025 as there were no loan repayment receipts during the period. Comparatively, net cash flow on loan receivable in the six months ended September 30, 2024 of $28.3 million primarily related to cash receipts from various loan repayments.

Financing activities

The cash provided by financing activities in the six months ended September 30, 2025 was $194.5 million, as compared to cash provided of $194.7 million in the six months ended September 30, 2024. In the six months ended September 30, 2025, $238.4 million in gross proceeds were received from the sale of Canopy Shares under the February 2025 ATM Program and $43.1 million in gross proceeds were received from the sale of Canopy Shares under the August 2025 ATM Program. Comparatively, in the six months ended September 30, 2024, $138.5 million in gross proceeds were received from the sale of Canopy Shares under the June 2024 ATM

Program and $8.5 million in gross proceeds were received from the exercise of certain of our outstanding warrants, these amounts were offset by share issuance costs of $4.7 million.

For the six months ended September 30, 2025, long-term debt repayments of $71.7 million related primarily to the First Prepayment and Early Prepayment on the Credit Facility pursuant to the Third Paydown Agreement and the settlement of Supreme Debentures and Accretion Debentures. Other financing activities resulted in a cash outflow of $15.4 million, which related primarily to: (i) finance lease payments and (ii) share issuance costs. Comparatively, for the six months ended September 30, 2024, $68.3 million was received relating to the Exchange and Subscription Agreement, offset by long-term debt repayments of $13.5 million which related primarily to the First Quarter 2025 Paydowns (as defined below) and the Second Quarter 2025 Paydown (as defined below). Other financing activities resulted in a cash outflow of $7.1 million, which related to: (i) share issuance costs, as noted above and (ii) finance lease payments.

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

The following table presents free cash flows for the three and six months ended September 30, 2025, and 2024:

	Three months ended September 30,		Six months ended September 30,
(in thousands of Canadian dollars)	2025	2024	2025	2024
Net cash used in operating activities - continuing operations	$(17,979)	$(53,852)	$(28,316)	$(105,632)
Purchases of and deposits on property, plant and equipment- continuing operations	(1,226)	(2,589)	(2,532)	(6,509)
Free cash flow[1] - continuing operations	$(19,205)	$(56,441)	$(30,848)	$(112,141)
[1]Free cash flow is a non-GAAP measure, and is calculated as net cash provided by (used in) operating activities, less purchases of and deposits on property, plant and equipment.

Free cash flow in the three months ended September 30, 2025 was an outflow of $19.2 million, as compared to an outflow of $56.4 million in the three months ended September 30, 2024. The year-over-year decrease in the free cash outflow primarily reflects the decrease in cash used in operating activities, as described above.

Free cash flow in the six months ended September 30, 2025 was an outflow of $30.8 million, as compared to an outflow of $112.1 million in the six months ended September 30, 2024. The year-over-year decrease in the free cash outflow primarily reflects the decrease in cash used in operating activities, as described above.

Debt

Since our formation, we have financed our cash requirements primarily through the issuance of Canopy Shares, including the $5.1 billion investment by Constellation Brands, Inc.in the third quarter of fiscal 2019, and debt. Total debt outstanding as of September 30, 2025 was $228.2 million, a decrease from $304.1 million as of March 31, 2025. The total principal amount owing was $236.4 million at September 30, 2025, a decrease from $315.5 million at March 31, 2025. The decreases were primarily due to: (i) paydown of various debt balances totaling $71.7 million; and (ii) the impact of foreign currency translations.

Credit Facility

On March 18, 2021, the Company entered into a term loan credit agreement (the “Credit Agreement”) providing for a five-year, first lien senior secured term loan facility in an aggregate principal amount of US$750.0 million (the “Credit Facility”).

The Company had the ability to obtain up to an additional US$500.0 million of incremental senior secured debt pursuant to the Credit Agreement. Pursuant to the balance sheet actions completed on October 24, 2022, we entered into agreements with certain of our lenders under the Credit Agreement pursuant to which we agreed to purchase in the aggregate US$187.5 million of the principal amount outstanding under the Credit Facility at a discounted price of US$930 per US$1,000 or US$174.4 million in the aggregate. Additionally, on October 24, 2022, we and certain of our lenders agreed to make certain amendments to the Credit Agreement which, among other things, resulted in: (i) a reduction to the minimum liquidity covenant to no less than US$100.0 million following completion of the second principal repurchase on April 17, 2023; (ii) certain changes to the application of net proceeds from asset sales; (iii) the establishment of a new committed delayed draw term credit facility in an aggregate principal amount of US$100.0 million; and (iv) the elimination of the additional US$500.0 million incremental term loan facility.

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

On July 29, 2025, we entered into the Third Paydown Agreement with certain lenders under our Credit Facility. Pursuant to the Third Paydown Agreement, we were required to make the following prepayments: (i) US$25 million at par on or prior to July 31, 2025; (ii) US$10 million at par on or prior to December 31, 2025; and (iii) US$15 million at par on or prior to March 31, 2026. On July 31, 2025, we made the First Prepayment and on September 12, 2025, we made the Early Prepayment. The First Prepayment and Early Prepayment satisfy all of our prepayment obligations associated with the Third Paydown Agreement.

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

During the three and six months ended September 30, 2025, principal payments on the Accretion Debentures totaled $nil and $0.2 million, respectively (three and six months ended September 30, 2024 - $nil and $0.7 million, respectively) and principal payments on the Supreme Debentures totaled $1.5 million and $2.0 million, respectively (three and six months ended September 30, 2024 - $nil and $nil, respectively). As of September 30, 2025, the Supreme Debentures and the Accretion Debentures have been fully settled and are no longer outstanding.

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

Contractual Obligations and Commitments

Other than the First Prepayment and the Early Prepayment, as described above under “Recent Developments”, there have been no material changes to our contractual obligations and commitments from the information provided in the MD&A section in the Annual Report.

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

Impairment of goodwill

We do not believe that an event occurred or circumstances changed during the six months ended September 30, 2025 that would, more likely than not, reduce the fair value of the Storz & Bickel reporting unit below its carrying value. Therefore, we concluded that the quantitative goodwill impairment assessment was not required for the Storz & Bickel reporting unit at September 30, 2025. The carrying value of goodwill associated with the Storz & Bickel reporting unit was $48,240 at September 30, 2025.

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

A hypothetical 10% change in the U.S. dollar against the Canadian dollar compared to the exchange rate at September 30, 2025, would affect the carrying value of net assets by approximately $22.1 million, with a corresponding impact to the foreign currency translation account within accumulated other comprehensive income (loss). A hypothetical 10% change in the euro against the Canadian dollar compared to the exchange rate at September 30, 2025, would affect the carrying value of net assets by approximately $18.5 million, with a corresponding impact to the foreign currency translation account within accumulated other comprehensive income (loss).

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

Interest rate risk

Our cash equivalents and short-term investments are held in both fixed-rate and adjustable-rate securities. Investments in fixed-rate instruments carry a degree of interest rate risk. The fair value of fixed-rate securities may be adversely impacted due to a rise in interest rates. Additionally, a falling-rate environment creates reinvestment risk because as securities mature, the proceeds are reinvested at a lower rate, generating less interest income. As at September 30, 2025, our cash and cash equivalents, and short-term investments consisted of $129.5 million in interest rate sensitive instruments (March 31, 2025 – $17.8 million).

Our financial liabilities consist of long-term fixed rate debt and floating-rate debt. Fluctuations in interest rates could impact our cash flows, primarily with respect to the interest payable on floating-rate debt.

	Aggregate Notional Value
	September 30, 2025	March 31, 2025
Fixed interest rate debt	$96,358	$98,778
Variable interest rate debt	140,062	216,686

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

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The 2025 Budget, if passed, could adversely affect the Company’s profitability and medical cannabis revenues.

The Company's revenue from medical cannabis sales could potentially decline due to changes announced in the Government of Canada's proposed 2025 federal budget released on November 4, 2025 (the "2025 Budget"). Among other things, the 2025 Budget proposes adjusting medical cannabis benefits by decreasing the reimbursement rate for medical cannabis offered by the Royal Canadian Mounted Police (the "RCMP") and Veterans Affairs Canada ("VAC") to eligible RCMP members and veterans respectively, from $8.50 per gram to $6.00 per gram (the “Proposed Reimbursement Adjustment”). The 2025 Budget is expected to be voted on by the House of Commons in November 2025. The Company cannot predict the entire impact of the Proposed Reimbursement Adjustment or the date upon which the Proposed Reimbursement Adjustment would be implemented if the 2025 Budget is passed. The decreased reimbursement rate for eligible RCMP members and veterans will require that these RCMP members and veterans pay for any un-reimbursed cost of medical cannabis unless we reduce the price of our medical cannabis products. As such, there is a risk that our medical cannabis revenues and gross margins may materially decline if the 2025 Budget passes. This reduction could adversely impact the Company's profitability, financial performance and cash flow.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(c) of Regulation S-K.

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

10.3

Third Amended and Restated Credit Agreement, dated as of July 29, 2025, by and among 11065220 Canada Inc., as lender, the other lenders party thereto, High Street Capital Partners, LLC, as borrower, Acreage Holdings, Inc. and each other loan party identified on the signature pages thereto, and Acquiom Agency Services LLC, as agent for the lenders (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, filed with the SEC on August 8, 2025).

10.4#

Employment Agreement, effective as of September 17, 2025, between Canopy Growth USA, LLC and Thomas Stewart (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 17, 2025).

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

CANOPY GROWTH CORPORATION

Date: November 7, 2025	By:	/s/ Luc Mongeau
Luc Mongeau
Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2025	By:	/s/ Thomas Stewart
Thomas Stewart
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)