Form 10-Q
period 2025-12-31
Canopy Growth Corp
filed 2026-02-06
CIK 1737927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

As of February 5, 2026, there were 377,862,634 common shares of the registrant outstanding and 26,261,474 non-voting and non-participating exchangeable shares of the registrant outstanding which are convertible at any time, at the option of the holder, into common shares of the registrant on a one for one basis.

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

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(in thousands of Canadian dollars, except number of shares and per share data, unaudited)

	December 31, 2025	March 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$371,322	$113,811
Short-term investments	-	17,656
Restricted short-term investments	5,034	6,410
Amounts receivable, net	32,536	52,780
Inventory	105,555	96,373
Prepaid expenses and other assets	10,219	7,544
Total current assets	524,666	294,574
Other investments	155,150	179,977
Property, plant and equipment	285,039	293,523
Intangible assets	76,168	87,200
Goodwill	47,525	46,042
Other assets	17,644	16,385
Total assets	$1,106,192	$917,701

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,963	$26,099
Other accrued expenses and liabilities	43,755	38,613
Current portion of long-term debt	-	4,258
Other liabilities	34,576	25,434
Total current liabilities	98,294	94,404
Long-term debt	224,989	299,811
Other liabilities	24,736	36,273
Total liabilities	348,019	430,488
Commitments and contingencies
Canopy Growth Corporation shareholders’ equity:
Share capital Common shares - $nil par value; Authorized - unlimited; Issued and outstanding - 368,284,639 shares and 183,865,295 shares, respectively. Exchangeable shares - $nil par value; Authorized - unlimited; Issued and outstanding - 26,261,474 shares and 26,261,474 shares, respectively.	9,169,947	8,796,406
Additional paid-in capital	2,615,588	2,618,417
Accumulated other comprehensive income	6,576	535
Deficit	(11,033,938)	(10,928,145)
Total shareholders’ equity	758,173	487,213
Total liabilities and shareholders’ equity	$1,106,192	$917,701

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands of Canadian dollars, except number of shares and per share data, unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Revenue	$90,391	$86,244	$262,137	$235,985
Excise taxes	15,850	11,483	48,779	32,021
Net revenue	74,541	74,761	213,358	203,964
Cost of goods sold	53,075	50,663	151,949	134,997
Gross margin	21,466	24,098	61,409	68,967
Operating expenses
Selling, general and administrative expenses	44,437	41,476	118,841	131,174
Share-based compensation	888	5,159	2,798	14,531
Loss on asset impairment and restructuring	2,491	1,285	5,638	22,135
Total operating expenses	47,816	47,920	127,277	167,840
Operating loss from continuing operations	(26,350)	(23,822)	(65,868)	(98,873)
Other income (expense), net	(35,909)	(97,758)	(39,052)	(276,952)
Loss from continuing operations before income taxes	(62,259)	(121,580)	(104,920)	(375,825)
Income tax expense	(368)	(316)	(873)	(6,812)
Net loss from continuing operations	(62,627)	(121,896)	(105,793)	(382,637)
Discontinued operations, net of income tax	-	-	-	5,310
Net loss attributable to Canopy Growth Corporation	$(62,627)	$(121,896)	$(105,793)	$(377,327)

Basic and diluted loss per share
Continuing operations	$(0.18)	$(1.11)	$(0.39)	$(4.15)
Discontinued operations	-	-	-	0.06
Basic and diluted loss per share	$(0.18)	$(1.11)	$(0.39)	$(4.09)
Basic and diluted weighted average common shares outstanding	345,534,979	110,306,430	269,588,323	92,172,660

Comprehensive income (loss):
Net loss from continuing operations	$(62,627)	$(121,896)	$(105,793)	$(382,637)
Other comprehensive income (loss), net of income tax
Foreign currency translation	(7,443)	(1,162)	6,041	3,586
Total other comprehensive income (loss), net of income tax	(7,443)	(1,162)	6,041	3,586
Comprehensive loss from continuing operations	(70,070)	(123,058)	(99,752)	(379,051)
Comprehensive income from discontinued operations	-	-	-	5,310
Comprehensive loss attributable to Canopy Growth Corporation	$(70,070)	$(123,058)	$(99,752)	$(373,741)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of Canadian dollars, unaudited)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

	Nine months ended December 31, 2025
		Additional paid-in capital			Accumulated
	Share capital	Share-based reserve	Warrants	Ownership changes	other comprehensive income (loss)	Deficit	Total
Balance at March 31, 2025	$8,796,406	$513,229	$2,628,137	$(522,949)	$535	$(10,928,145)	$487,213
Common shares issued from February 2025 ATM Program	38,261	-	-	-	-	-	38,261
Other issuances of common shares and share issue costs	(1,585)	-	-	-	-	-	(1,585)
Share-based compensation	-	(99)	-	-	-	-	(99)
Issuance and vesting of restricted share units and performance share units	3,449	(3,449)	-	-	-	-	-
Comprehensive income (loss)	-	-	-	-	6,713	(41,527)	(34,814)
Balance at June 30, 2025	$8,836,531	$509,681	$2,628,137	$(522,949)	$7,248	$(10,969,672)	$488,976
Common shares issued from February 2025 ATM Program	200,118	-	-	-	-	-	200,118
Common shares issued from August 2025 ATM Program	43,137	-	-	-	-	-	43,137
Other issuances of common shares and share issue costs	(3,359)	-	-	-	-	-	(3,359)
Share-based compensation	-	2,009	-	-	-	-	2,009
Issuance and vesting of restricted share units and performance share units	1,910	(1,910)	-	-	-	-	-
Comprehensive income (loss)	-	-	-	-	6,771	(1,639)	5,132
Balance at September 30, 2025	$9,078,337	$509,780	$2,628,137	$(522,949)	$14,019	$(10,971,311)	$736,013
Common shares issued from February 2025 ATM Program	92,655	-	-	-	-	-	92,655
Other issuances of common shares and share issue costs	(1,313)	-	-	-	-	-	(1,313)
Share-based compensation	-	888	-	-	-	-	888
Issuance and vesting of restricted share units and performance share units	268	(268)	-	-	-	-	-
Comprehensive loss	-	-	-	-	(7,443)	(62,627)	(70,070)
Balance at December 31, 2025	$9,169,947	$510,400	$2,628,137	$(522,949)	$6,576	$(11,033,938)	$758,173

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of Canadian dollars, unaudited)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

	Nine months ended December 31, 2024
		Additional paid-in capital			Accumulated
	Share capital	Share-based reserve	Warrants	Ownership changes	other comprehensive income (loss)	Deficit	Noncontrolling interests	Total
Balance at March 31, 2024	$8,244,301	$514,578	$2,610,519	$(522,949)	$(16,051)	$(10,330,030)	$139	$500,507
Common shares issued from June 2024 ATM Program	46,291	-	-	-	-	-	-	46,291
Other issuances of common shares and share issue costs	(3,189)	-	-	-	-	-	-	(3,189)
Exercise of warrants	10,265	-	(2,702)	-	-	-	-	7,563
Share-based compensation	-	4,151	-	-	-	-	-	4,151
Issuance and vesting of restricted share units and performance share units	2,596	(2,596)	-	-	-	-	-	-
Extinguishment of promissory note and issuance of exchangeable shares	81,220	8,005	-	-	(15,127)	-	-	74,098
Canopy USA Transaction	12,452	-	-	-	10,398	-	(139)	22,711
Supreme debt settlement	-	-	8,697	-	-	-	-	8,697
Comprehensive loss	-	-	-	-	(768)	(127,138)	-	(127,906)
Balance at June 30, 2024	$8,393,936	$524,138	$2,616,514	$(522,949)	$(21,548)	$(10,457,168)	$-	$532,923
Common shares issued from June 2024 ATM Program	92,185	-	-	-	-	-	-	92,185
Other issuances of common shares and share issue costs	(1,522)	-	-	-	-	-	-	(1,522)
Exercise of warrants	1,207	-	(316)	-	-	-	-	891
Exercise of Previous Equity Incentive Plan stock options	238	(126)	-	-	-	-	-	112
Share-based compensation	-	5,221	-	-	-	-	-	5,221
Issuance and vesting of restricted share units and performance share units	1,991	(1,991)	-	-	-	-	-	-
Supreme debt settlement	2,635	-	-	-	-	-	-	2,635
Comprehensive income (loss)	-	-	-	-	5,516	(128,293)	-	(122,777)
Balance at September 30, 2024	$8,490,670	$527,242	$2,616,198	$(522,949)	$(16,032)	$(10,585,461)	$-	$509,668
Common shares issued from June 2024 ATM Program	117,513	-	-	-	-	-	-	117,513
Other issuances of common shares, warrants and share issue costs	62,059	-	11,939	-	-	-	-	73,998
Exercise of Previous Equity Incentive Plan stock options	70	(70)	-	-	-	-	-	-
Share-based compensation	-	5,159	-	-	-	-	-	5,159
Issuance and vesting of restricted share units and performance share units	182	(182)	-	-	-	-	-	-
Disposal and liquidation of consolidated entities	-	-	-	-	8,195	-	-	8,195
Comprehensive loss	-	-	-	-	(1,162)	(121,896)	-	(123,058)
Balance at December 31, 2024	$8,670,494	$532,149	$2,628,137	$(522,949)	$(8,999)	$(10,707,357)	$-	$591,475

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of Canadian dollars, unaudited)

	Nine months ended December 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(105,793)	$(377,327)
Gain from discontinued operations, net of income tax	-	5,310
Net loss from continuing operations	(105,793)	(382,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	14,281	15,570
Amortization of intangible assets	13,539	16,081
Share-based compensation	2,798	14,531
Loss on asset impairment and restructuring	710	18,971
Income tax expense	873	6,812
Non-cash fair value adjustments and charges related to settlement of long-term debt	19,246	223,591
Change in operating assets and liabilities, net of effects from purchases of businesses:
Amounts receivable	19,606	(3,163)
Inventory	(8,751)	(12,924)
Prepaid expenses and other assets	(3,158)	(641)
Accounts payable and accrued liabilities	(2,178)	(17,000)
Other, including non-cash foreign currency	3,275	(11,789)
Net cash used in operating activities	(45,552)	(132,598)
Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(4,333)	(7,724)
Purchases of intangible assets	(511)	(409)
Proceeds on sale of property, plant and equipment	5	4,932
Redemption of short-term investments	19,001	16,950
Net cash outflow on sale or deconsolidation of subsidiaries	-	(6,968)
Net cash inflow on loan receivable	153	28,353
Investment in other financial assets	-	(95,335)
Other investing activities	6,981	-
Net cash provided by (used in) investing activities - continuing operations	21,296	(60,201)
Net cash provided by investing activities - discontinued operations	-	13,414
Net cash provided by (used in) investing activities	21,296	(46,787)
Cash flows from financing activities:
Proceeds from issuance of common shares and warrants	374,171	255,989
Proceeds from exercise of stock options	-	112
Proceeds from exercise of warrants	-	8,454
Issuance of long-term debt and convertible debentures	-	68,255
Repayment of long-term debt	(71,660)	(148,249)
Other financing activities	(16,712)	(19,943)
Net cash provided by financing activities	285,799	164,618
Effect of exchange rate changes on cash and cash equivalents	(4,032)	6,376
Net increase/(decrease) in cash and cash equivalents	257,511	(8,391)
Cash and cash equivalents, beginning of period	113,811	170,300
Cash and cash equivalents, end of period	$371,322	$161,909

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of Canadian dollars, unaudited)

	Nine months ended December 31,
	2025	2024
Supplemental disclosure of cash flow information
Cash received during the period:
Income taxes	$325	$101
Interest	$6,232	$2,040
Cash paid during the period:
Income taxes	$371	$476
Interest	$24,732	$53,193
Noncash investing and financing activities
Additions to property, plant and equipment	$313	$339

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

2. BASIS OF PRESENTATION

These condensed interim consolidated financial statements have been presented in Canadian dollars and are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Canopy Growth has determined that the Canadian dollar is the most relevant and appropriate reporting currency as, despite continuing shifts in the relative size of the Company’s operations across multiple geographies, the majority of its operations are conducted in Canadian dollars and its financial results are prepared and reviewed internally by management in Canadian dollars. The Company’s condensed interim consolidated financial statements, and the financial information contained herein, are reported in thousands of Canadian dollars, except share and per share amounts or as otherwise stated.

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

Equity method investments

Investments accounted for using the equity method include those investments where the Company: (i) can exercise significant influence over the other entity and (ii) holds common shares and/or in-substance common shares of the other entity. Under the equity method, investments are carried at cost and subsequently adjusted for the Company’s share of net income (loss), comprehensive income (loss) and distributions received from the investee. If the current fair value of an investment falls below its carrying amount, this may indicate that an impairment loss should be recorded. Any impairment losses recognized are not reversed in subsequent periods.

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

Goodwill and indefinite lived intangible asset impairment testing requires management to make estimates in the impairment testing model. On at least an annual basis, the Company tests whether goodwill and indefinite lived intangible assets are impaired. The reporting unit’s fair value is determined using a discounted future cash flow model, which incorporate assumptions regarding future events, specifically future cash flows, growth rates and discount rates.

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

On May 19, 2023, Canopy USA and Huneeus 2017 Irrevocable Trust (the “Trust”) entered into a share purchase agreement (the “Trust SPA”), which sets out the terms of the Trust’s investment in Canopy USA in the aggregate amount of up to US$20 million (the “Trust Transaction”). Agustin Huneeus, Jr. is the trustee of the Trust and is an affiliate of a shareholder of Jetty (as defined below). On April 26, 2024, Canopy USA completed the first tranche closing of the Trust Transaction. As of December 31, 2025, the Trust holds an aggregate of 28,571,429 Canopy USA Common Shares and warrants to acquire up to 85,714,284 Voting Shares (as defined in the A&R LLC Agreement) expiring on April 26, 2031. Subject to the terms of the Trust SPA, the Trust has been granted options to acquire additional Voting Shares with a value of up to an additional US$10 million and one such additional option includes the issuance of additional warrants of Canopy USA.

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

As of December 31, 2025, the Trust holds 28,571,429 Canopy USA Common Shares, the shareholders of Wana collectively hold 60,955,929 Canopy USA Common Shares and a wholly-owned subsidiary of the Company holds all of the issued and outstanding Non-Voting Shares in the capital of Canopy USA, representing approximately 84.4% of the issued and outstanding shares in Canopy USA on an as-converted basis.

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

On September 13, 2024, the Optionor entered into a series of transactions with, among others, an arm’s length third-party lender (the “ARCA Lender”). Pursuant to such transactions, the Optionor, the ARCA Lender and Acreage, among others, amended and restated the First ARCA pursuant to a second amended and restated credit agreement dated as of September 13, 2024 (the “Second ARCA”). Pursuant to the Second ARCA and an agreement among lenders entered into on September 13, 2024 between, among others, the Optionor and the ARCA Lender, all interest owing to the Optionor under the Second ARCA is, subject to the consent of the ARCA Lender, to be paid-in-kind and not in cash.

On July 29, 2025, the Company entered into the Third Paydown Agreement (as defined below) in order to permit the Company to grant Canopy USA certain consents (the “Acreage Financing Consent”) in order to allow Canopy USA to secure from the ARCA Lender an additional US$22,000 in financing for Acreage and its subsidiaries (the “Acreage Financing”). In connection with the Acreage Financing, the Optionor, the ARCA Lender and Acreage, among others, amended and restated the Second ARCA pursuant to a third amended and restated credit agreement dated as of July 29, 2025 (the “Third ARCA” and such amounts owing under the Third ARCA, the “Acreage and Wana Debt”). In connection with the Third ARCA, each of Canopy Elevate I LLC, Canopy Elevate II LLC and Canopy Elevate III LLC (each a wholly-owned subsidiary of Canopy USA and collectively, “Elevate”) entered into a limited recourse pledge agreement pursuant to which such entities pledged, as security for the obligations under the Third ARCA, each of their respective equity interests in each of the Wana entities. In addition, as security for the obligations under the Third ARCA, each of the Wana entities provided guarantees and security over substantially all of their respective assets.

As of December 31, 2025, the aggregate principal amount of the Acreage and Wana Debt owing to the Optionor was approximately $166,473 (US$121,460) and the aggregate principal amount of the Acreage and Wana Debt owing to the ARCA Lender was approximately $108,335 (US$79,042). Acreage is currently in default under the Third ARCA. The portion of the Acreage and Wana Debt owing to the ARCA Lender ranks in priority to the portion of the Acreage and Wana Debt owing to the Company and may be exercised by the ARCA Lender over the assets pledged as security under the Acreage and Wana Debt. See “Risk Factors – In the event Acreage or Wana, as guarantor, cannot satisfy the debt obligations as they become due, the Acreage and Wana Debt may not be repaid and the Company may lose the entirety of its investment in the Acreage and Wana Debt, and, in the event Acreage or Wana are unable to continue as a going concern, which may occur in the event that the ARCA Lender enforces its security over the Acreage and Wana Debt, there would be a negative impact on Canopy USA’s business, financial results and operations and have an adverse impact on the Company’s U.S. strategy, and, potentially, negatively affect the share price of the Canopy Shares,” in Item 1A of Part II of this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2025 (the “Quarterly Report”).

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

Canopy Growth’s deconsolidation of Canopy USA resulted in recognition of equity method investments (see Note 10) and a loan receivable recorded at fair value (see Note 10). The deconsolidation of Canopy USA from the financial results of Canopy Growth resulted in the derecognition of the following assets and liabilities:

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

The gain on derecognition of Canopy USA is the differences between the carrying amounts of the derecognized assets, liabilities and non-controlling interest, value of common shares issued, and the fair value of the retained non-controlling interest in Canopy USA, being the equity method investments and the Elevate loan receivable (together with the Acreage and Wana Debt, the “Canopy USA Loans Receivable”). The gain on derecognition is reflected in other income (expense), net.

Acreage Acquisition

On December 9, 2024, Canopy USA completed the Acreage Acquisition and now owns 100% of the issued and outstanding shares of Acreage. In aggregate, Canopy Growth issued 5,888,291 common shares to former shareholders of Acreage.

In addition, Canopy Growth: (i) issued 5,118,426 common shares of the Company pursuant to the tax receivable bonus plans of High Street Capital Partners, LLC, as subsidiary of Acreage; and (ii) 306,151 common shares of the Company were issuable in connection with Canopy USA’s acquisition of the minority interests of certain subsidiaries of Acreage, of which 268,057 common shares of the Company have been issued as of December 31, 2025.

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

4. LOSS ON ASSET IMPAIRMENT AND RESTRUCTURING

In the three and nine months ended December 31, 2025, the Company recorded a loss on asset impairment and restructuring which primarily related to employee restructuring costs.

As a result, in the three and nine months ended December 31, 2025, the Company recognized a loss on asset impairment and restructuring of $2,491 and $5,638, respectively (three and nine months ended December 31, 2024 – loss of $1,285 and $22,135, respectively).

5. CASH AND CASH EQUIVALENTS

The components of cash and cash equivalents are as follows:

	December 31,	March 31,
	2025	2025
Cash	$202,325	$113,681
Cash equivalents	168,997	130
	$371,322	$113,811

6. SHORT-TERM INVESTMENTS

The components of short-term investments are as follows:

	December 31,	March 31,
	2025	2025
Term Deposits	$-	$17,656
	$-	$17,656

The amortized cost of short-term investments at December 31, 2025 is $nil (March 31, 2025 – $17,656).

7. AMOUNTS RECEIVABLE, NET

The components of amounts receivable, net are as follows:

	December 31,	March 31,
	2025	2025
Accounts receivable, net	$29,005	$47,514
Indirect taxes receivable	2,139	2,211
Interest receivable	1,392	219
Other receivables	-	2,836
	$32,536	$52,780

Included in the accounts receivable, net balance at December 31, 2025 is an allowance for doubtful accounts of $677 (March 31, 2025 – $1,212).

8. INVENTORY

The components of inventory are as follows:

	December 31,	March 31,
	2025	2025
Raw materials, packaging supplies and consumables	$22,057	$16,268
Work in progress	50,033	46,944
Finished goods	33,465	33,161
	$105,555	$96,373

In the three and nine months ended December 31, 2025, the Company recorded write-downs related to inventory in cost of goods sold of $2,719 and $5,701, respectively (three and nine months ended December 31, 2024 – $1,225 and $3,130, respectively).

9. PREPAID EXPENSES AND OTHER ASSETS

The components of prepaid expenses and other assets are as follows:

	December 31,	March 31,
	2025	2025
Prepaid expenses	$5,041	$5,363
Deposits	163	152
Other assets	5,015	2,029
	$10,219	$7,544

10. OTHER INVESTMENTS

The following table outlines changes in other financial assets. Additional details on how the fair value of significant investments is calculated are included in Note 21.

					Foreign
		Balance at			currency		Balance at
		March 31,		Fair value	translation		December 31,
Entity	Instrument	2025	Additions	changes	adjustments	Other	2025
Canopy USA Loans Receivable	Loan receivable	$144,683	$-	$(30,273)	$(6,529)	$-	$107,881
Canopy USA LPs	Equity method investment	33,144	-	12,294	(234)	-	45,204
Other	Various	2,150	-	-	-	(85)	2,065
		$179,977	$-	$(17,979)	$(6,763)	$(85)	$155,150

Equity Method Investments

Through its ownership in the Non-Voting Shares, the Company has a non-participating interest in Canopy USA and an interest in the Canopy USA LPs, and classifies such interests in Canopy USA and the Canopy USA LPs as equity method investments. The Company has elected to account for its investments in Canopy USA and the Canopy USA LPs at fair value. Refer to Note 21 for information on the valuation technique and inputs used in determining the fair value of the Canopy USA and the Canopy USA LPs investments and Note 23 for information on fair value movements.

Canopy USA Loans Receivable

Acreage and Wana Debt

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

On September 13, 2024, the Optionor entered into a series of transactions with, among others, the ARCA Lender. Pursuant to such transactions, the Optionor, the ARCA Lender and Acreage, among others, entered into the Second ARCA. Pursuant to the Second ARCA and an agreement among lenders entered into on September 13, 2024 between, among others, the Optionor and the ARCA Lender, all interest owing to the Optionor under the Second ARCA is, subject to the consent of the ARCA Lender, to be paid-in-kind and not in cash.

On July 29, 2025, the Company entered into the Third Paydown Agreement in order to permit the Company to grant Canopy USA the Acreage Financing Consent in order to allow Canopy USA to secure from the ARCA Lender an additional US$22,000 pursuant to the Acreage Financing. In connection with the Acreage Financing, the Optionor, the ARCA Lender and Acreage, among others, amended and restated the Second ARCA pursuant to the Third ARCA. In connection with the Third ARCA, each of the Elevate entities entered into a limited recourse pledge agreement pursuant to which such entities pledged, as security for the obligations under the Third ARCA, each of their respective equity interests in each of the Wana entities. In addition, as security for the obligations under the Third ARCA, each of the Wana entities provided guarantees and security over substantially all of their respective assets.

As of December 31, 2025, the aggregate principal amount of the Acreage and Wana Debt owing to the Optionor was approximately $166,473 (US$121,460) and the aggregate principal amount of the Acreage and Wana Debt owing to the ARCA Lender was approximately $108,335 (US$79,042).

Acreage is currently in default under the Third ARCA. The portion of the Acreage and Wana Debt owing to the ARCA Lender ranks in priority to the portion of the Acreage and Wana Debt owing to the Company and may be exercised by the ARCA Lender over the assets pledged as security under the Acreage and Wana Debt. See “Risk Factors – In the event Acreage or Wana, as guarantor, cannot satisfy the debt obligations as they become due, the Acreage and Wana Debt may not be repaid and the Company may lose the entirety of its investment in the Acreage and Wana Debt, and, in the event Acreage or Wana are unable to continue as a going concern, which may occur in the event that the ARCA Lender enforces its security over the Acreage and Wana Debt, there would be a negative impact on Canopy USA’s business, financial results and operations and have an adverse impact on the Company’s U.S. strategy, and, potentially, negatively affect the share price of the Canopy Shares,” in Item 1A of Part II of the Quarterly Report.

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

As of December 31, 2025, the aggregate principal and interest amount owing to Canopy Growth is $236,718 (US$172,711) and $68,039 (US$49,642), respectively.

11. PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment are as follows:

	December 31,	March 31,
	2025	2025
Buildings and greenhouses	$304,805	$304,891
Production and warehouse equipment	67,810	64,096
Leasehold improvements	3,849	3,177
Office and lab equipment	12,295	11,043
Computer equipment	7,171	7,006
Land	5,037	4,987
Right-of-use-assets
Buildings and greenhouses	9,449	9,648
Production and warehouse equipment	986	-
Assets in process	721	643
	412,123	405,491
Less: Accumulated depreciation	(127,084)	(111,968)
	$285,039	$293,523

Depreciation expense included in cost of goods sold for the three and nine months ended December 31, 2025 is $4,118 and $12,527, respectively (three and nine months ended December 31, 2024 – $4,298 and $13,554, respectively). Depreciation expense included in selling, general and administrative expenses for the three and nine months ended December 31, 2025 is $632 and $1,754, respectively (three and nine months ended December 31, 2024 – $644 and $2,016, respectively).

12. INTANGIBLE ASSETS

The components of intangible assets are as follows:

	December 31, 2025		March 31, 2025
	Gross	Net	Gross	Net
	Carrying	Carrying	Carrying	Carrying
	Amount	Amount	Amount	Amount
Finite lived intangible assets
Intellectual property	$90,742	$26,562	$87,770	$32,301
Distribution channel	46,212	1,314	46,210	2,093
Operating licenses	24,400	10,634	24,400	12,925
Software and domain names	33,173	822	33,159	1,763
Brands	14,422	5,183	14,499	7,469
Amortizable intangibles in process	166	166	194	194
Total	$209,115	$44,681	$206,232	$56,745

Indefinite lived intangible assets
Acquired brands		$31,487		$30,455
Total intangible assets		$76,168		$87,200

Amortization expense included in cost of goods sold for the three and nine months ended December 31, 2025 is $4 and $10, respectively (three and nine months ended December 31, 2024 – $5 and $29, respectively). Amortization expense included in selling, general and administrative expenses for the three and nine months ended December 31, 2025 is $4,151 and $13,529, respectively (three and nine months ended December 31, 2024 – $5,367 and $16,052, respectively).

13. GOODWILL

The changes in the carrying amount of goodwill are as follows:

Balance, March 31, 2024	$43,239
Foreign currency translation adjustments	2,803
Balance, March 31, 2025	$46,042
Foreign currency translation adjustments	1,483
Balance, December 31, 2025	$47,525

The Company does not believe that an event occurred or circumstances changed during the nine months ended December 31, 2025 that would, more likely than not, reduce the fair value of the Storz & Bickel® (“Storz & Bickel”) reporting unit below its carrying value. Therefore, the Company concluded that the quantitative goodwill impairment assessment was not required for the Storz & Bickel reporting unit at December 31, 2025. The carrying value of goodwill associated with the Storz & Bickel reporting unit was $47,525 at December 31, 2025.

The Company is required to perform its next annual goodwill impairment analysis on March 31, 2026, or earlier should there be an event that occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

14. OTHER ACCRUED EXPENSES AND LIABILITIES

The components of other accrued expenses and liabilities are as follows:

	December 31,	March 31,
	2025	2025
Employee compensation	$12,686	$13,729
Taxes and government fees	15,927	13,073
Professional fees	4,866	2,699
Other	10,276	9,112
	$43,755	$38,613

15. DEBT

The components of debt are as follows:

		December 31,	March 31,
	Maturity Date	2025	2025
Credit facility	September 18, 2027
Principal amount		137,899	216,686
Accrued interest		-	-
Deferred financing costs		(2,576)	(5,566)
		135,323	211,120
Supreme convertible debentures	September 10, 2025	-	2,311
Accretion debentures	September 10, 2025	-	163
May 2024 Convertible Debenture	May 14, 2029	89,666	90,231
Other revolving debt facility, loan, and financings		-	244
		224,989	304,069
Less: current portion		-	(4,258)
Long-term portion		$224,989	$299,811

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

On July 13, 2023, as part of the Company’s balance sheet deleveraging initiatives, the Company entered into agreements with certain of its lenders under the Credit Agreement pursuant to which certain additional amendments were made to the Credit Agreement (the Credit Agreement, as amended as of July 13, 2023, is referred to herein as the “Amended Credit Agreement”). The Amended Credit Agreement required the Company to prepay or repurchase principal indebtedness under the Credit Facility in an amount equal to the US dollar equivalent of $93,000 at a discounted price of US$930 per US$1,000 (the “July 2023 Paydown”). In addition, the Amended Credit Agreement requires the Company to apply certain net proceeds from asset sales to prepay or repurchase principal indebtedness under the Credit Facility and receive principal reductions at, in certain circumstances, a discounted price of US$950 per US$1,000. The Amended Credit Agreement also includes, among other things, amendments to the minimum liquidity covenant such that the US$100,000 minimum liquidity covenant ceased to apply concurrently with the July 2023 Paydown.

On April 29, 2024 and June 28, 2024, the Company repurchased additional outstanding principal amounts under the Credit Facility (the “First Quarter 2025 Paydowns”). The First Quarter 2025 Paydowns resulted in an aggregate principal reduction of $11,159 (US$8,165) for a cash payment of $11,159 (US$8,165).

On August 8, 2024, the Company entered into an amendment (the “Amending Agreement”) with all of the lenders to the Credit Facility under the Credit Agreement dated March 18, 2021, as amended on October 24, 2022 and July 13, 2023, among the Company and 11065220 Canada Inc., as borrowers, the lenders party thereto and Wilmington Trust, National Association, as administrative and collateral agent. Pursuant to the terms of the Amending Agreement, the maturity date of the Credit Facility was extended to December 18, 2026 and a mandatory US$97,500 prepayment of the Credit Facility at 97.5% of par thereby reducing the outstanding amount of the Credit Facility by US$100,000 was required to be made by December 31, 2024. In addition, the Amending Agreement provided for a further extension to the maturity date of the Credit Facility to September 18, 2027 if an optional prepayment on the same terms was made on or before March 31, 2025 (the “Optional Prepayment”). The Amending Agreement also included changes to certain negative covenants, repayment provisions in the event of divestitures and events of default.

Through August 8, 2024, the Credit Facility matured on March 18, 2026 and through December 26, 2023, had an interest rate of LIBOR + 8.50%. After August 8, 2024, the Credit Facility matured on December 18, 2026, and after December 26, 2023, interest on amounts outstanding under the Credit Facility was calculated at either the applicable prime rate plus 7.50% per annum, subject to a prime rate floor of 2.00%, or adjusted term SOFR plus 8.50% per annum, subject to an adjusted term SOFR floor of 1.00%. The Company’s obligations under the Credit Facility were guaranteed by material wholly-owned Canadian and U.S. subsidiaries of the

Company. The Credit Facility was secured by substantially all of the assets of the Company and its material wholly-owned Canadian and U.S. subsidiaries, including material real property. The Amended Credit Agreement contained representations and warranties, and affirmative and negative covenants.

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

On September 12, 2025, the Company made an early prepayment of US$25,000 at par (the “Early Prepayment”) to reduce the outstanding principal balance of the Credit Facility. The Early Prepayment satisfies the remainder of the Company’s prepayment obligations associated with the Third Paydown Agreement. The First Prepayment and the Early Prepayment resulted in an aggregate principal reduction of $69,230 (US$50,000) for a cash payment of $69,230 (US$50,000).

In connection with the Loan Transaction (as defined below) on January 8, 2026, the Company repaid all amounts outstanding under the Credit Facility. Refer to Note 28 for more information on the Loan Transaction.

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

In addition, on September 9, 2020, Supreme Cannabis issued new senior unsecured non-convertible debentures (the “Accretion Debentures”). The principal amount began at $nil and accreted at a rate of 11.06% per annum based on the remaining principal amount of the Supreme Debentures of $36,500 to a maximum of $13,500, compounding on a semi-annual basis commencing on September 9, 2020, and ending on September 9, 2023. As of September 9, 2023, the principal amount of the Accretion Debentures was finalized as $10,434. The Accretion Debentures were payable in cash, but do not bear cash interest and were not convertible into the common shares of Supreme Cannabis (the “Supreme Shares”). The principal amount of the Accretion Debentures amortized, or would be paid, at 1.0% per month over the 24 months prior to maturity.

As a result of the completion of an arrangement on June 22, 2021 by the Company and Supreme Cannabis, pursuant to which the Company acquired 100% of the issued and outstanding Supreme Shares (the “Supreme Arrangement”), the Supreme Debentures remained outstanding as securities of Supreme Cannabis, which, upon conversion entitled the holder thereof to receive, in lieu of the number of Supreme Shares to which such holder was theretofore entitled, the consideration payable under the Supreme Arrangement that such holder would have been entitled to be issued and receive if, immediately prior to the effective time of the Supreme Arrangement, such holder had been the registered holder of the number of Supreme Shares to which such holder was theretofore entitled.

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

During the three and nine months ended December 31, 2025, principal payments on the Accretion Debentures totaled $nil and $165, respectively (three and nine months ended December 31, 2024 - $530 and $1,207, respectively) and principal payments on the Supreme Debentures totaled $nil and $2,014, respectively (three and nine months ended December 31, 2024 – $nil and $nil, respectively). As of December 31, 2025, the Supreme Debentures and the Accretion Debentures have been fully settled and are no longer outstanding.

May 2024 Convertible Debenture

On May 2, 2024, the Company entered into an exchange and subscription agreement (the “Exchange and Subscription Agreement”) with a single institutional investor (the “May 2024 Investor”) pursuant to which, among other things, the May 2024 Investor delivered to the Company approximately $27,563 aggregate principal amount of outstanding Supreme Debentures and Accretion Debentures held by the May 2024 Investor and paid the Company $68,255 (US$50,000) in exchange for the Company issuing to the May 2024 Investor (i) a new senior unsecured convertible debenture of the Company (the “May 2024 Convertible Debenture”) with an aggregate principal amount of $96,358 maturing five years from the closing date (the “Closing Date”) of the transaction and (ii) 3,350,430 common share purchase warrants (the “May 2024 Investor Warrants”) of the Company. Each May 2024 Investor Warrant entitles the holder to acquire one Canopy Growth common share at an exercise price equal to $16.18 per Canopy Growth common share for a period of five years from the Closing Date. Interest on amounts outstanding under the May 2024 Convertible Debenture was calculated at a rate of 7.50% per annum, payable in semi-annual payments in cash or, at the option of the Company, in Canopy Growth common shares for the first four semi-annual interest payments after the Closing Date, subject to satisfaction of certain conditions, including the prior approval of the Toronto Stock Exchange (the “TSX”).

The May 2024 Convertible Debenture was convertible into Canopy Growth common shares at the option of the May 2024 Investor at a conversion price equal to $14.38 per share. The May 2024 Convertible Debenture was subject to a forced conversion feature upon notice from the Company in the event that the average closing trading price of the Canopy Growth common shares on the TSX exceeds $21.57 for a period of 10 consecutive trading days. In addition, pursuant to the terms of the May 2024 Convertible Debenture, for so long as the principal amount under the May 2024 Convertible Debenture remains outstanding (the “2024 Debenture ROFR Term”), the Company granted the May 2024 Investor a right of first refusal to subscribe for, and to be issued, as an investor in any debt or equity financing that the Company wishes to complete during the 2024 Debenture ROFR Term (the “Proposed Financing”); provided, however, that the May 2024 Investor shall subscribe for 25% of the Proposed Financing on the same terms and conditions contemplated in the Proposed Financing (the “2024 Debenture ROFR”).

In connection with the Exchange Transaction (as defined below) on January 8, 2026, the May 2024 Investor exchanged the May 2024 Convertible Debenture with the Company for (A) (i) the January 2026 Convertible Debentures (as defined below), (ii) the January 2026 Investor Warrants (as defined below) and (iii) the Exchange Shares (as defined below); and (B) a cash payment in the aggregate amount of $10,500. As a result, the May 2024 Convertible Debenture is no longer outstanding and the 2024 Debenture ROFR has been terminated. See Note 28 for additional details.

16. OTHER LIABILITIES

The components of other liabilities are as follows:

	As at December 31, 2025			As at March 31, 2025
	Current	Long-term	Total	Current	Long-term	Total
Lease liabilities	$12,861	$17,275	$30,136	$16,542	$27,786	$44,328
Acquisition consideration and other investment related liabilities	-	4,532	4,532	-	4,439	4,439
Refund liability	2,534	-	2,534	2,661	-	2,661
Settlement liabilities and other	19,181	2,929	22,110	6,231	4,048	10,279
	$34,576	$24,736	$59,312	$25,434	$36,273	$61,707

Included in the settlement liabilities and other balance at December 31, 2025 is a litigation accrual. For the three months ended December 31, 2025, a new litigation provision was recorded as a result of legal proceeding developments during the period.

17. SHARE CAPITAL

CANOPY GROWTH

Authorized

An unlimited number of common shares and exchangeable shares (the “Exchangeable Shares”).

(i) Equity financings

On February 28, 2025, the Company established an at-the-market equity program that allowed it to issue and sell up to US$200,000 of common shares of the Company to the public from time to time at the Company’s discretion (the “February 2025 ATM Program”) pursuant to an equity distribution agreement (as amended, the “February 2025 Equity Distribution Agreement”) entered into among the Company and BMO Nesbitt Burns Inc., as Canadian agent, and BMO Capital Markets Corp., as U.S. agent (together, the “Agents”). As of December 31, 2025, the February 2025 ATM Program has been completed and a total of 150,674,856 common shares have been sold for gross proceeds of $276,694 (US$200,000). The February 2025 Equity Distribution Agreement replaced the equity distribution agreement dated June 6, 2024, among the Company and the Agents that established the Company’s previously completed at-the-market equity program (the “June 2024 ATM Program”).

During the three and nine months ended December 31, 2025, the Company sold nil and 127,505,498 common shares, respectively, for gross proceeds of $nil and $238,379 (US$173,278), respectively, under the February 2025 ATM Program.

On August 29, 2025, the Company established a new at-the-market equity program (the “August 2025 ATM Program”) that allows it to issue and sell up to US$200,000 of common shares of the Company to the public from time to time at the Company’s discretion in concurrent public offerings in the United States (the “U.S. Offering”) and Canada; provided, however; that (i) sales of common shares in the August 2025 ATM Program in Canada is limited to aggregate gross sales proceeds to the Company of up to US$50,000 (or its Canadian dollar equivalent) (the “Canadian Offering”); and (ii) in no event will the combined gross sales proceeds of the August 2025 ATM Program in the United States and Canada exceed US$200,000. The Company established the August 2025 ATM Program pursuant to an equity distribution agreement (the “August 2025 Equity Distribution Agreement”) entered into among the Company and the Agents.

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

During the three and nine months ended December 31, 2025, the Company sold 35,898,598 and 56,206,101 common shares, respectively, for gross proceeds of $92,655 (US$67,026) and $135,792 (US$98,040), respectively, under the August 2025 ATM Program.

During the three and nine months ended December 31, 2024, the Company sold 22,713,177 and 39,519,029 common shares, respectively, for gross proceeds of $117,513 (US$84,844) and $255,989 (US$186,401), respectively, under the June 2024 ATM Program.

(ii) Other issuances of common shares and share capital transactions

During the nine months ended December 31, 2025, the Company had the following other issuances and share capital transactions:

	Number of common shares	Share capital	Share and warrant reserve
Other issuances and share issue costs	30,375	$(6,257)	$-
Total	30,375	$(6,257)	$-

During the nine months ended December 31, 2024, the Company had the following other issuances and share capital transactions:

	Number of common shares	Share capital	Share based reserve
Settlement of Acreage Acquisition	12,559,230	$63,915	$11,939
Other issuances and share issue costs	-	(6,567)	-
Total	12,559,230	$57,348	$11,939

(iii) Warrants

	Number of whole warrants	Average exercise price	Warrant value
Balance outstanding at March 31, 2025	15,483,580	$10.47	$2,628,137
Issuance of warrants	-	-	-
Balance outstanding at December 31, 2025	15,483,580	$10.14	$2,628,137

	Number of whole warrants	Average exercise price	Warrant value
Balance outstanding at March 31, 2024	10,451,457	$9.12	$2,610,519
Issuance of warrants	4,548,088	13.31	13,525
Issuance of replacement warrants resulting from the Acreage Acquisition	1,845,843	10.72	7,111
Exercise of warrants	(1,279,660)	6.60	(3,018)
Balance outstanding at December 31, 2024	15,565,728	$11.09	$2,628,137

(iv) Issuances of Exchangeable Shares

During the nine months ended December 31, 2025, the Company did not issue any Exchangeable Shares.

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

18. SHARE-BASED COMPENSATION

CANOPY GROWTH CORPORATION SHARE-BASED COMPENSATION PLAN

On September 25, 2023, the Company’s shareholders approved a new Omnibus Equity Incentive Plan (the “Omnibus Equity Incentive Plan”) pursuant to which the Company can issue share-based long-term incentives. The Omnibus Equity Incentive Plan replaces the Company’s previous equity incentive plan, which was originally approved by the Company’s shareholders on July 30, 2018 (the “Previous Equity Incentive Plan”). The approval of the Omnibus Equity Incentive Plan and replacement of the Previous Equity Incentive Plan are detailed in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on August 9, 2023.

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

The maximum number of common shares reserved for issuance upon the exercise, vesting or settlement, as applicable, of Awards granted pursuant to the Omnibus Equity Incentive Plan and the Previous Equity Incentive Plan is 36,828,464 as at December 31, 2025. As of December 31, 2025, the only Awards issued have been Options, RSUs and performance share units (“PSUs”) under the Previous Equity Incentive Plan, and Options and RSUs under the Omnibus Equity Incentive Plan.

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

The following is a summary of the changes in the Options outstanding during the nine months ended December 31, 2025:

	Options issued	Weighted average exercise price
Balance outstanding at March 31, 2025	3,648,915	$32.81
Options granted	2,799,022	2.00
Options expired/forfeited	(3,754,854)	29.40
Balance outstanding at December 31, 2025	2,693,083	$5.39

The following is a summary of the Options outstanding as at December 31, 2025:

	Options Outstanding		Options Exercisable
		Weighted Average		Weighted Average
		Remaining		Remaining
	Outstanding at	Contractual Life	Exercisable at	Contractual Life
Range of Exercise Prices	December 31, 2025	(years)	December 31, 2025	(years)
$1.64 - $7.50	2,472,797	4.99	285,210	2.30
$7.51 - $56.10	200,885	3.19	122,288	2.39
$56.11 - $322.20	19,401	1.49	19,401	1.49
	2,693,083	4.83	426,899	2.29

At December 31, 2025, the weighted average exercise price of the Options outstanding and Options exercisable was $5.39 and $20.19, respectively (March 31, 2025 – $32.81 and $63.41, respectively).

The Company recorded $207 and $541 in share-based compensation expense related to Options issued to employees and contractors for the three and nine months ended December 31, 2025, respectively (three and nine months ended December 31, 2024 – $3,262 and $9,484, respectively). The share-based compensation expense for the nine months ended December 31, 2025 includes a large expense reversal resulting from higher estimated forfeitures relating to the departure of certain executives of the Company.

The Company uses the Black-Scholes option pricing model to establish the fair value of Options granted during the nine months ended December 31, 2025 and 2024, on their measurement date by applying the following assumptions:

	December 31,	December 31,
	2025	2024
Risk-free interest rate	2.58%	-
Expected life of options (years)	3 - 5	-
Expected volatility	124%	-
Expected forfeiture rate	20%	-
Expected dividend yield	nil	-
Black-Scholes value of each Option	$1.31	-

Volatility was estimated by using the historical volatility of the Company. The expected life in years represents the period of time that Options granted are expected to be outstanding. The risk-free rate was based on zero-coupon Canada government bonds with a remaining term equal to the expected life of the Options.

For the three and nine months ended December 31, 2025, the Company recorded $681 and $2,257, respectively, in share-based compensation expense related to RSUs and PSUs (for the three and nine months ended December 31, 2024 – $1,897 and $5,047, respectively).

The following is a summary of the changes in the Company’s RSUs and PSUs during the nine months ended December 31, 2025:

Number of RSUs and PSUs
Balance outstanding at March 31, 2025	1,359,685
RSUs granted	3,874,200
RSUs and PSUs released	(677,370)
RSUs and PSUs cancelled and forfeited	(1,406,020)
Balance outstanding at December 31, 2025	3,150,495

19. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income includes the following components:

	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
As at March 31, 2025	$535	$535
Other comprehensive income	6,041	6,041
As at December 31, 2025	$6,576	$6,576

	Foreign currency translation adjustments	Changes of own credit risk of financial liabilities	Accumulated other comprehensive income (loss)
As at March 31, 2024	$(31,178)	$15,127	$(16,051)
Disposal of consolidated entities	18,593	-	18,593
Extinguishment of promissory note and issuance of exchangeable shares	-	(15,127)	(15,127)
Other comprehensive income	3,586	-	3,586
As at December 31, 2024	$(8,999)	$-	$(8,999)

20. NONCONTROLLING INTERESTS

For the nine months ended December 31, 2025, the Company did not have any noncontrolling interest balances or activity.

The net change in the Company’s noncontrolling interest for the nine months ended December 31, 2024 is as follows:

	Other	Total
As at March 31, 2024	$139	$139
Canopy USA Transaction	(139)	(139)
As at December 31, 2024	$-	$-

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

The following table represents the Company’s financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair value measurement using
	Quoted	Significant
	prices in	other	Significant
	active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2025
Assets:
Restricted short-term investments	$5,034	$-	$-	$5,034
Other investments	46	-	153,085	153,131

March 31, 2025
Assets:
Short-term investments	$17,656	$-	$-	$17,656
Restricted short-term investments	6,410	-	-	6,410
Other investments	46	-	177,827	177,873

The following table summarizes the valuation techniques and significant unobservable inputs in the fair value measurement of significant level 3 financial instruments:

Financial asset / financial liability	Valuation techniques	Significant unobservable inputs	Relationship of unobservable inputs to fair value
Canopy USA, LLC Equity Method Investment	Asset based approach	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
		Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
		Expected future cash flows	Increase or decrease in expected future cash flows will result in an increase or decrease in fair value
		Volatility of Wana and Jetty equity	Increase or decrease in volatility will result in an increase or decrease in fair value
Canopy USA LPs Equity Method Investment	Asset based approach	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
Elevate Loan Receivable	Lesser of discounted cash flow and debtor net assets	Equity value of Canopy USA	Increase or decrease in equity value will result in an increase or decrease in fair value
Acreage and Wana Debt	Lesser of discounted cash flow and debtor net assets	Equity value of Canopy USA	Increase or decrease in equity value will result in an increase or decrease in fair value

22. REVENUE

Revenue is disaggregated as follows:

	Three months ended		Nine months ended
	December 31,	December 31,	December 31,	December 31,
	2025	2024	2025	2024
Cannabis
Canadian adult-use cannabis[1]	$22,927	$21,153	$73,888	58,424
Canadian medical cannabis[2]	22,511	19,575	65,538	57,059
International markets cannabis	6,209	8,974	20,055	25,735
	$51,647	$49,702	$159,481	$141,218

Storz & Bickel	$22,894	$25,059	$53,877	$62,746

Net revenue	$74,541	$74,761	$213,358	$203,964

1Canadian adult-use net revenue during the three and nine months ended December 31, 2025 includes excise taxes of $13,239 and $41,240, respectively (three and nine months ended December 31, 2024 – $9,335 and $25,755, respectively).

2Canadian medical cannabis net revenue for the three and nine months ended December 31, 2025 includes excise taxes of $2,611 and $7,539, respectively (three and nine months ended December 31, 2024 – $2,148, and $6,266, respectively).

The Company recognizes variable consideration related to estimated future product returns and price adjustments as a reduction of the transaction price at the time revenue for the corresponding product sale is recognized. Net revenue reflects actual returns and variable consideration related to estimated returns and price adjustments in the amount of $1,257 and $2,502 for the three and nine months ended December 31, 2025, respectively (three and nine months ended December 31, 2024 – $986 and $3,486, respectively). As of December 31, 2025, the liability for estimated returns and price adjustments was $2,534 (March 31, 2025 – $2,661).

23. OTHER INCOME (EXPENSE), NET

Other income (expense), net is disaggregated as follows:

	Three months ended		Nine months ended
	December 31,	December 31,	December 31,	December 31,
	2025	2024	2025	2024
Fair value changes on Canopy USA related assets	$(31,817)	$(76,251)	$(17,979)	$(209,643)
Fair value changes on other financial assets	-	(50)	-	(2,915)
Fair value changes on acquisition related contingent consideration and other	-	-	-	(33,472)
(Loss) gain related to settlement of debt	-	-	(1,267)	22,439
Interest income	3,100	1,941	6,133	6,415
Interest expense	(7,338)	(16,766)	(25,879)	(59,187)
Foreign currency gain (loss)	292	723	(372)	1,430
Other income (expense), net	(146)	(7,355)	312	(2,019)
	$(35,909)	$(97,758)	$(39,052)	$(276,952)

24. INCOME TAXES

There have been no material changes to income tax matters in connection with normal course operations during the nine months ended December 31, 2025.

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

For the three months ended December 31, 2025, a new litigation accrual provision was recorded as a result of legal proceeding developments during the period. Refer to Note 16 for additional details.

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

	Three months ended		Nine months ended
	December 31,	December 31,	December 31,	December 31,
	2025	2024	2025	2024
Segmented net revenue
Cannabis	$51,647	$49,702	$159,481	$141,218
Storz & Bickel	22,894	25,059	53,877	62,746
	$74,541	$74,761	$213,358	$203,964
Segmented gross margin:
Cannabis	$12,976	$14,106	$42,440	$45,528
Storz & Bickel	8,490	9,992	18,969	23,439
	21,466	24,098	61,409	68,967
Selling, general and administrative expenses	44,437	41,476	118,841	131,174
Share-based compensation	888	5,159	2,798	14,531
Loss on asset impairment and restructuring	2,491	1,285	5,638	22,135
Operating loss from continuing operations	(26,350)	(23,822)	(65,868)	(98,873)
Other income (expense), net	(35,909)	(97,758)	(39,052)	(276,952)
Loss from continuing operations before incomes taxes	$(62,259)	$(121,580)	$(104,920)	$(375,825)

Asset information by segment is not provided to, or reviewed by, the Company’s CODM as it is not used to make strategic decisions, allocate resources, or assess performance.

Entity-wide disclosures

Disaggregation of net revenue by geographic area:

	Three months ended		Nine months ended
	December 31,	December 31,	December 31,	December 31,
	2025	2024	2025	2024
Canada	$45,439	$40,728	$139,427	$115,483
Germany	$19,197	$17,735	$46,303	$47,455
United States	$8,674	$11,560	$21,017	$27,515
Other	$1,231	$4,738	$6,611	$13,511
	$74,541	$74,761	$213,358	$203,964

Disaggregation of property, plant and equipment by geographic area:

	December 31,	March 31,
	2025	2025
Canada	$233,211	$239,382
Germany	51,010	53,079
Other	818	1,062
	$285,039	$293,523

For the three months ended December 31, 2025, no customer represented greater than 10% of the Company’s net revenue (three months ended December 31, 2024 – one).

For the nine months ended December 31, 2025, no customer represented greater than 10% of the Company’s net revenue (nine months ended December 31, 2024 – one).

28. SUBSEQUENT EVENTS

MTL Cannabis

On December 14, 2025, the Company entered into an arrangement agreement, as amended on January 6, 2026 (the “MTL Arrangement Agreement”) with MTL Cannabis Corp. (“MTL”), pursuant to which, among other things, the Company has agreed to acquire all of the issued and outstanding common shares in the capital of MTL (the “MTL Shares”) in accordance with a plan of arrangement under the Canada Business Corporations Act (the “MTL Arrangement”). Pursuant to the terms of the MTL Arrangement, shareholders of MTL will be entitled to receive 0.32 of a Canopy Growth common share and $0.144 in cash for each MTL Share held immediately prior to the closing of the MTL Arrangement. In addition, pursuant to the MTL Arrangement, the Company will issue up to an additional 2,956,391 Canopy Growth common shares to certain former shareholders (the “MC Shareholders”) of Montreal Cannabis Medical, Inc. (“MC”), which will be subject to an 18-month restriction on transfer, in exchange for a release of all prior obligations owing to the former MC Shareholders in connection with MTL’s prior acquisition of MC.

The MTL Arrangement is subject to the conditions set forth in the MTL Arrangement Agreement, including, among others: (i) approval by the Supreme Court of British Columbia at a hearing upon the procedural and substantive fairness of the terms and conditions of the MTL Arrangement; (ii) approval under the Competition Act (Canada); and (iii) approval of at least two-thirds of the MTL Shares present in person or represented by proxy at a special meeting of shareholders, with such meeting scheduled to be held on February 17, 2026 (the “MTL Meeting”), and a simple majority of the votes cast by MTL shareholders present in person or represented by proxy and entitled to vote at the MTL Meeting excluding the votes for MTL Shares held and/or controlled by persons described in items (a) through (d) of Section 8.1(2) of Multilateral Instrument 61-101 – Protection of Minority Security Holders in Special Transactions.

Loan Agreement

On January 8, 2026, the Company entered into a loan and guaranty agreement (the “Loan Agreement”), by and among the Company, as a borrower, certain subsidiaries of the Company party thereto, as borrowers and/or guarantors, the parties identified therein as lenders (the “Lenders”), and JGB Collateral LLC, as administrative and collateral agent, pursuant to which, among other things, the Lenders advanced US$150,000 in cash pursuant to a senior secured term loan in the aggregate principal amount of approximately US$162,115 (collectively, the “Loans” and such transaction, the “Loan Transaction”). The Loans were funded on January 8, 2026 (the “Loan Closing Date”) with an original issue discount of approximately US$12,115. The Loans will mature on the earlier of (i) January 31, 2031, and (ii) the date that is 120 days prior to the maturity date of the January 2026 Convertible Debentures (as defined below).

The outstanding principal amount of the Loans bear interest at an annual rate equal to the applicable Term SOFR rate (subject to a minimum floor of 3.25%) plus 6.25%. Interest on the Loans will be paid monthly in arrears in cash. Following the first anniversary of the first interest payment date, each Lender will have the option to require the borrowers to repay such Lender its pro rata share of up to US$3,000 of principal per calendar month on each payment date thereafter. Prepayment and repayment of the Loans will be subject to (i) an interest make-whole equal to 12 monthly interest payments less any payments made by the borrowers on account of interest prior to the date of such prepayment for any prepayments or repayments made during the first year of the Loans and (ii) an exit fee equal to approximately US$6,485, provided that, with respect to any partial prepayment or repayment of the Loans, only the pro rata portion of such exit fee will be payable at the time of each such partial payment. The Loans and obligations under the Loan Agreement and other related loan documents are secured by substantially all of the assets of the Company and each of its material subsidiaries.

The Loan Agreement also includes certain prepayment fees, a minimum unrestricted cash requirement of the lesser of US$90,000 or the outstanding principal amount of the Loans, and various other representations, warranties, covenants and events of default customary for a financing of this nature.

In connection with the Loan Agreement, on the Loan Closing Date, the Company issued 18,705,578 common share purchase warrants of the Company (the “Loan Warrants”) to the Lenders in accordance with each Lender’s pro rata share of the Loans. Each Loan Warrant entitles the holder thereof to acquire one common share of the Company at an exercise price equal to US$1.30 per common share for a period of five years from the Loan Closing Date.

A portion of the net proceeds from the Loans was used to repay all outstanding amounts owing under the Credit Facility.

Exchange Agreement

On January 7, 2026, the Company entered into an exchange agreement (the “Exchange Agreement”) with the May 2024 Investor pursuant to which, among other things, on January 8, 2026 (the “Exchange Closing Date”), the May 2024 Investor delivered to the Company the May 2024 Convertible Debenture held by the May 2024 Investor in exchange for (A) the Company issuing to the

May 2024 Investor (i) new senior unsecured convertible debentures of the Company with an aggregate principal amount of $55,000 maturing on July 8, 2031 (the “January 2026 Convertible Debentures”), (ii) 12,731,481 common share purchase warrants (the “January 2026 Investor Warrants”) of the Company, and (iii) 9,493,670 Canopy Growth common shares (the “Exchange Shares”) and (B) a $10,500 cash payment from the Company (collectively, the “Exchange Transaction”).

Each January 2026 Investor Warrant will entitle the holder to acquire one Canopy Growth common share at an exercise price equal to $2.16 per Canopy Growth common share and will expire on January 8, 2031. The January 2026 Convertible Debentures will bear interest at a rate of 7.50% per annum, payable in semi-annual payments in cash, and will be convertible, at the option of the May 2024 Investor, into Canopy Growth common shares at a conversion price equal to $1.83 per Canopy Growth common share. The Exchange Agreement includes standard representations, warranties and covenants of the Company and the May 2024 Investor.

The January 2026 Convertible Debentures will be subject to a forced conversion feature upon notice from the Company in the event that the average closing trading price of the Canopy Growth common shares on the TSX exceeds $2.75 for a period of 10 consecutive trading days.

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

•
Part 2 - Results of Operations. This section provides an analysis of our results of operations for the third quarter of fiscal 2026 in comparison to the third quarter of fiscal 2025, and for the nine months ended December 31, 2025 in comparison to the nine months ended December 31, 2024.

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
•
the potential acquisition of MTL Cannabis Corp. (“MTL”), including the timing of closing of the potential MTL acquisition and the satisfaction or waiver of the conditions to closing the MTL acquisition;
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
•
expectations regarding the potential success of, and the costs and benefits associated with, our acquisitions (including the potential acquisition of MTL), equity investments and dispositions;
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
•
the timing and occurrence of the implementation of the 2025 Budget (as defined below), including the Proposed Reimbursement Adjustment (as defined below) as well as the expected impact thereof;
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

By their nature, forward-looking statements are subject to inherent risks and uncertainties that may be general or specific and which give rise to the possibility that expectations, forecasts, predictions, projections or conclusions will not prove to be accurate, that assumptions may not be correct and that objectives, strategic goals and priorities will not be achieved. A variety of factors, including known and unknown risks, many of which are beyond our control, could cause actual results to differ materially from the forward-looking statements in this Quarterly Report and other reports we file with, or furnish to, the Securities and Exchange Commission (the “SEC”) and other regulatory agencies and made by our directors, officers, other employees and other persons authorized to speak on our behalf. Such factors include, without limitation, our limited operating history; risks that we may be required to write down intangible assets, including goodwill, due to impairment; the adequacy of our capital resources and liquidity, including but not limited to, availability of sufficient cash flow to execute our business plan (either within the expected timeframe or at all); our ability to maintain an effective system of internal control; the diversion of management time on matters related to Canopy USA; the risks that the Trust’s future ownership interest in Canopy USA is not quantifiable, and the Trust may have significant ownership and influence over Canopy USA; the risks in the event that Acreage and Wana cannot satisfy their debt obligations as they become due; volatility in and/or degradation of general economic, market, industry or business conditions; risks relating to the overall macroeconomic environment, which may impact customer spending, our costs and our margins, including tariffs (and related retaliatory measures), the levels of inflation, interest rates and trade policy; risks relating to the evolving regulatory landscape in the United States; risks relating to our current and future operations in emerging markets; compliance with applicable environmental, economic, health and safety, energy and other policies and regulations and in particular health concerns with respect to vaping and the use of cannabis products in vaping devices; risks and uncertainty regarding future product development; changes in regulatory requirements in relation to our business and products; our reliance on licenses issued by and contractual arrangements with various federal, state and provincial governmental authorities; inherent uncertainty associated with projections; future levels of revenues and the impact of increasing levels of competition; third-party manufacturing risks; third-party transportation risks; our exposure to risks related to an agricultural business, including wholesale price volatility and variable product quality; changes in laws, regulations and guidelines and our compliance with such laws, regulations and guidelines; risks relating to inventory write downs; risks relating to our ability to refinance debt as and when required on terms favorable to us and to comply with covenants contained in our debt facilities and debt instruments; risks associated with jointly owned investments; our ability to manage disruptions in credit markets or changes to our credit ratings; the success or timing of completion of ongoing or anticipated capital or maintenance projects; risks related to the integration of acquired businesses; the timing and manner of the legalization of cannabis in the United States; business strategies, growth opportunities and expected investment; counterparty risks and liquidity risks that may impact our ability to obtain loans and other credit facilities on favorable terms; the potential effects of judicial, regulatory or other proceedings, litigation or threatened litigation or proceedings, or reviews or investigations, on our business, financial condition, results of operations and cash flows; risks associated with divestment and restructuring; the anticipated effects of actions of third parties such as competitors, activist investors or federal, state, provincial, territorial or local regulatory authorities, self-regulatory organizations, plaintiffs in litigation or persons threatening litigation; consumer demand for cannabis products; the implementation and effectiveness of key personnel changes; risks related to stock exchange restrictions; risks related to the protection and enforcement of our intellectual property rights; the risks related to our exchangeable shares (the “Exchangeable Shares”) having different rights from Canopy Shares and there may never be a trading market for the Exchangeable Shares; future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses; risks related to finalization of the consideration payable by us for the acquisition by Canopy USA of the remaining interests in Jetty; and the factors discussed under the heading “Risk Factors” in the Annual Report and in this Quarterly Report. Readers are cautioned to consider these and other factors, uncertainties and potential events carefully and not to put undue reliance on forward-looking statements.

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

On May 19, 2023, Canopy USA and Huneeus 2017 Irrevocable Trust (the “Trust”) entered into a share purchase agreement (the “Trust SPA”), which sets out the terms of the Trust’s investment in Canopy USA in the aggregate amount of up to US$20 million (the “Trust Transaction”). Agustin Huneeus, Jr. is the trustee of the Trust and is an affiliate of a shareholder of Jetty. On April 26, 2024, Canopy USA completed the first tranche closing of the Trust Transaction. As of December 31, 2025, the Trust holds an aggregate 28,571,429 Canopy USA Common Shares and warrants to acquire up to 85,714,284 Voting Shares (as defined in the A&R LLC Agreement) expiring on April 26, 2031. Subject to the terms of the Trust SPA, the Trust has been granted options to acquire additional Voting Shares with a value of up to an additional US$10 million and one such additional option includes the issuance of additional warrants of Canopy USA.

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

As of December 31, 2025, the Trust holds 28,571,429 Canopy USA Common Shares, the shareholders of Wana collectively hold 60,955,929 Canopy USA Common Shares and a wholly-owned subsidiary of the Company holds all of the issued and outstanding Non-Voting Shares in the capital of Canopy USA, representing approximately 84.4% of the issued and outstanding shares in Canopy USA on an as-converted basis.

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

On September 13, 2024, the Optionor entered into a series of transactions with, among others, an arm’s length third-party lender (the “ARCA Lender”). Pursuant to such transactions, the Optionor, the ARCA Lender and Acreage, among others, amended and restated the First ARCA pursuant to a second amended and restated credit agreement dated as of September 13, 2024 (the “Second

ARCA”). Pursuant to the Second ARCA and an agreement among lenders entered into on September 13, 2024 between, among others, the Optionor and the ARCA Lender, all interest owing to the Optionor under the Second ARCA is, subject to the consent of the ARCA Lender, to be paid-in-kind and not in cash.

On July 29, 2025, the Company entered into the Third Paydown Agreement (as defined below) in order to permit the Company to grant Canopy USA certain consents (the “Acreage Financing Consent”) in order to allow Canopy USA to secure from the ARCA Lender an additional US$22 million in financing for Acreage and its subsidiaries (the “Acreage Financing”). In connection with the Acreage Financing, the Optionor, the ARCA Lender and Acreage, among others, amended and restated the Second ARCA pursuant to a third amended and restated credit agreement dated as of July 29, 2025 (the “Third ARCA” and such amounts owing under the Third ARCA, the “Acreage and Wana Debt”). In connection with the Third ARCA, each of Canopy Elevate I LLC, Canopy Elevate II LLC and Canopy Elevate III LLC (each a wholly-owned subsidiary of Canopy USA and collectively, “Elevate”) entered into a limited recourse pledge agreement pursuant to which such entities pledged, as security for the obligations under the Third ARCA, each of their respective equity interests in each of the Wana entities. In addition, as security for the obligations under the Third ARCA, each of the Wana entities provided guarantees and security over substantially all of their respective assets.

As of December 31, 2025, the aggregate principal amount of the Acreage and Wana Debt owing to the Optionor was approximately $166.5 million (US$121.5 million) and the aggregate principal amount of the Acreage and Wana Debt owing to the ARCA Lender was approximately $108.3 million (US$79.0 million).

Acreage is currently in default under the Third ARCA. The portion of the Acreage and Wana Debt owing to the ARCA Lender ranks in priority to the portion of the Acreage and Wana Debt owing to the Company and may be exercised by the ARCA Lender over the assets pledged as security under the Acreage and Wana Debt. See “Risk Factors – In the event Acreage or Wana, as guarantor, cannot satisfy the debt obligations as they become due, the Acreage and Wana Debt may not be repaid and the Company may lose the entirety of its investment in the Acreage and Wana Debt, and, in the event Acreage or Wana are unable to continue as a going concern, which may occur in the event that the ARCA Lender enforces its security over the Acreage and Wana Debt, there would be a negative impact on Canopy USA’s business, financial results and operations and have an adverse impact on the Company’s U.S. strategy, and, potentially, negatively affect the share price of the Canopy Shares,” in Item 1A of Part II of this Quarterly Report.

Acreage Acquisition

On December 9, 2024, Canopy USA completed the Acreage Acquisition and now owns 100% of the issued and outstanding shares of Acreage. In aggregate, Canopy Growth issued 5,888,291 Canopy Shares to former shareholders of Acreage.

In addition, Canopy Growth: (i) issued 5,118,426 Canopy Shares pursuant to the tax receivable bonus plans of HSCP; and (ii) 306,151 Canopy Shares were issuable in connection with Canopy USA’s acquisition of the minority interests of certain subsidiaries of Acreage, of which 268,057 Canopy Shares were issued as of December 31, 2025.

Immediately following the closing of the Acreage Acquisition, Canopy Growth issued an aggregate of 1,315,553 Canopy Shares and 1,197,658 common share purchase warrants to certain securityholders of Acreage in order to satisfy an outstanding liability. Each common share purchase warrant entitles the holder thereof to acquire one Canopy Share at an exercise price of US$3.66 until June 6, 2029.

In exchange for the issuances of Canopy Shares, warrants and other replacement securities in connection with the Acreage Acquisition, Canopy Growth received additional Non-Voting Shares with a value of approximately $50.8 million and Canopy USA delivered guarantees in respect of the obligations owing pursuant to the Elevate loan receivable. Refer to Note 10 for more information on Canopy USA investment balances.

Recent Developments

August 2025 ATM Program

On August 29, 2025, we established a new at-the-market equity program (the “August 2025 ATM Program”) that allows us to issue and sell up to US$200 million of Canopy Shares to the public from time to time at our discretion in concurrent public offerings in the United States (the “U.S. Offering”) and Canada; provided, however; that (i) sales of Canopy Shares in the August 2025 ATM Program in Canada is limited to aggregate gross sales proceeds to us of up to US$50 million (or its Canadian dollar equivalent) (the “Canadian Offering”); and (ii) in no event will the combined gross sales proceeds of the August 2025 ATM Program in the United States and Canada exceed US$200 million. The Company established the August 2025 ATM Program pursuant to an equity distribution agreement (the “August 2025 Equity Distribution Agreement”) entered into among us and BMO Nesbitt Burns Inc., as Canadian agent, and BMO Capital Markets Corp., as U.S. agent (together, the “Agents”).

The August 2025 ATM Program will be effective until the earlier of (A) June 5, 2027; (B) the issuance and sale of Canopy Shares having an aggregate offering price of US$200 million on the terms and subject to the conditions set forth in the August 2025 Equity Distribution Agreement; (C) the date on which the Company’s registration statement, as amended, filed with the SEC (the “Registration Statement”) has ceased to be useable for sales of Shelf Securities (as defined in the August 2025 Equity Distribution Agreement) pursuant to General Instruction I.B.1 of Form S-3; (D) the date on which the Company receives notice from the SEC that the Registration Statement has ceased to be effective; and (E) the date on which the August 2025 Equity Distribution Agreement is terminated by the parties. Notwithstanding the foregoing, the Canadian Offering will automatically terminate on the earlier of (i) July 5, 2026; (ii) the date on which the issuance and sale of common shares in the Canadian Offering equals US$50 million (or its Canadian dollar equivalent); (iii) the date on which the Company receives notice from the Ontario Securities Commission that the Company’s Canadian short form base shelf prospectus dated June 5, 2024 has ceased to be effective; or (iv) the date on which the August 2025 Equity Distribution Agreement is terminated pursuant to clauses (A) through (E) above; provided, however, that a termination of the Canadian Offering as contemplated by clauses (i), (ii) and (iii) above will in no case affect the U.S. Offering and the August 2025 Equity Distribution Agreement will continue in full force and effect with respect to the U.S. Offering. The August 2025 Equity Distribution Agreement replaced the equity distribution agreement dated February 28, 2025, as amended, among us and the Agents that established our prior at-the-market equity program (the “February 2025 ATM Program”).

During the nine months ended December 31, 2025, we sold 56,206,101 Canopy Shares for gross proceeds of approximately $135.8 million (US$98.0 million) under the August 2025 ATM Program.

Credit Facility Prepayments

On July 29, 2025, we entered into an agreement (the “Third Paydown Agreement”) with certain lenders under the Credit Facility (as defined below). Pursuant to the Third Paydown Agreement, we were required to make the following prepayments: (i) US$25 million at par on or prior to July 31, 2025; (ii) US$10 million at par on or prior to December 31, 2025; and (iii) US$15 million at par on or prior to March 31, 2026. On July 31, 2025, we made the first of the three prepayments required under the Third Paydown Agreement, which resulted in an aggregate principal reduction of US$25 million under our Credit Facility (the “First Prepayment”). On September 12, 2025, we made an early prepayment of US$25 million at par (the “Early Prepayment”) to reduce the outstanding principal balance of the Credit Facility. The Early Prepayment satisfies the remainder of our prepayment obligations associated with the Third Paydown Agreement.

In connection with the Loan Transaction (as defined below), a portion of the net proceeds from the Loans (as defined below) was used to repay all outstanding amounts owing under the Credit Facility.

Loan Agreement

On January 8, 2026, we entered into a loan and guaranty agreement (the “Loan Agreement”), by and among us, as a borrower, certain subsidiaries of the Company party thereto, as borrowers and/or guarantors, the parties identified therein as lenders (the “Lenders”), and JGB Collateral LLC, as administrative and collateral agent, pursuant to which, among other things, the Lenders advanced US$150 million in cash pursuant to a senior secured term loan in the aggregate principal amount of approximately US$162.1 million (collectively, the “Loans” and such transaction, the “Loan Transaction”). The Loans were funded on January 8, 2026 (the “Loan Closing Date”) with an original issue discount of approximately US$12.1 million. The Loans mature on the earlier of (i) January 31, 2031, and (ii) the date that is 120 days prior to the maturity date of the January 2026 Convertible Debentures (as defined below).

The outstanding principal amount of the Loans will bear interest at an annual rate equal to the applicable Term SOFR rate (subject to a minimum floor of 3.25%) plus 6.25%. Interest on the Loans will be paid monthly in arrears in cash. Following the first anniversary of the first interest payment date, each Lender will have the option to require the borrowers to repay such Lender its pro rata share of up to US$3 million of principal per calendar month on each payment date thereafter. Prepayment and repayment of the Loans will be subject to (i) an interest make-whole equal to 12 monthly interest payments less any payments made by the borrowers on account of interest prior to the date of such prepayment for any prepayments or repayments made during the first year of the Loans and (ii) an exit fee equal to approximately US$6.5 million, provided that, with respect to any partial prepayment or repayment of the Loans, only the pro rata portion of such exit fee will be payable at the time of each such partial payment. The Loans and obligations under the Loan Agreement and other related loan documents are secured by substantially all of the assets of the Company and each of its material subsidiaries.

The Loan Agreement also includes certain prepayment fees, a minimum unrestricted cash requirement of the lesser of US$90 million or the outstanding principal amount of the Loans, and various other representations, warranties, covenants and events of default customary for a financing of this nature.

In connection with the Loan Agreement, on the Loan Closing Date, we issued 18,705,578 common share purchase warrants of the Company (the “Loan Warrants”) to the Lenders in accordance with each Lender’s pro rata share of the Loans. Each Loan Warrant entitles the holder thereof to acquire one Canopy Share at an exercise price equal to US$1.30 per Canopy Share for a period of five years from the Loan Closing Date.

Exchange Agreement

On January 7, 2026, we entered into an exchange agreement (the “Exchange Agreement”) with the May 2024 Investor (as defined below) pursuant to which, among other things, on January 8, 2026 (the “Exchange Closing Date”), the May 2024 Investor delivered to us the May 2024 Convertible Debenture (as defined below) held by the May 2024 Investor in exchange for (A) the Company issuing to the May 2024 Investor (i) new senior unsecured convertible debentures of the Company with an aggregate principal amount of $55.0 million maturing on July 8, 2031 (the “January 2026 Convertible Debentures”), (ii) 12,731,481 common share purchase warrants (the “January 2026 Investor Warrants”) of the Company, and (iii) 9,493,670 Canopy Shares (the “Exchange Shares”) and (B) a $10.5 million cash payment from the Company (collectively, the “Exchange Transaction”).

Each January 2026 Investor Warrant will entitle the holder to acquire one Canopy Share at an exercise price equal to $2.16 per Canopy Share and will expire on January 8, 2031. The January 2026 Convertible Debentures will bear interest at a rate of 7.50% per annum, payable in semi-annual payments in cash, and will be convertible, at the option of the May 2024 Investor, into Canopy Shares at a conversion price equal to $1.83 per Canopy Share. The Exchange Agreement includes standard representations, warranties and covenants of the Company and the May 2024 Investor.

The January 2026 Convertible Debentures will be subject to a forced conversion feature upon notice from the Company in the event that the average closing trading price of the Canopy Shares on the TSX exceeds $2.75 for a period of 10 consecutive trading days.

Acquisition of MTL Cannabis

On December 14, 2025, we entered into an arrangement agreement, as amended on January 6, 2026 (the “MTL Arrangement Agreement”) with MTL, pursuant to which, among other things, we have agreed to acquire all of the issued and outstanding common shares in the capital of MTL (the “MTL Shares”) in accordance with a plan of arrangement under the Canada Business Corporations Act (the “MTL Arrangement”). Pursuant to the terms of the MTL Arrangement, shareholders of MTL will be entitled to receive 0.32 of a Canopy Share and $0.144 in cash for each MTL Share held immediately prior to the closing of the MTL Arrangement. In addition, pursuant to the MTL Arrangement, we will issue up to an additional 2,956,391 Canopy Shares to certain former shareholders (the “MC Shareholders”) of Montreal Cannabis Medical, Inc. (“MC”), which will be subject to an 18-month restriction on transfer, in exchange for a release of all prior obligations owing to the former MC Shareholders in connection with MTL’s prior acquisition of MC.

The MTL Arrangement is subject to the conditions set forth in the MTL Arrangement Agreement, including, among others: (i) approval by the Supreme Court of British Columbia at a hearing upon the procedural and substantive fairness of the terms and conditions of the MTL Arrangement; (ii) approval under the Competition Act (Canada); and (iii) approval of at least two-thirds of the MTL Shares present in person or represented by proxy at a special meeting of shareholders, with such meeting scheduled to be held on February 17, 2026 (the “MTL Meeting”), and a simple majority of the votes cast by MTL shareholders present in person or represented by proxy and entitled to vote at the MTL Meeting excluding the votes for MTL Shares held and/or controlled by persons described in items (a) through (d) of Section 8.1(2) of Multilateral Instrument 61-101 – Protection of Minority Security Holders in Special Transactions.

Part 2 - Results of Operations

The results of operations presented below reports the financial performance of the continuing operations of Canopy Growth for the three and nine months ended December 31, 2025.

Discussion of Results of Operations for the Three Months Ended December 31, 2025

	Three months ended December 31,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2025	2024	$ Change	% Change
Selected consolidated financial information:
Net revenue	$74,541	$74,761	$(220)	(0.3%)
Gross margin percentage	29%	32%	-	(300) bps
Net loss from continuing operations	$(62,627)	$(121,896)	$59,269	49%
Basic and diluted loss per share from continuing operations[1]	$(0.18)	$(1.11)	$0.93	84%
[1] For the three months ended December 31, 2025, the weighted average number of outstanding Canopy Shares, basic and diluted, totaled 345,534,979 (three months ended December 31, 2024 - 110,306,430).

Revenue

We report net revenue in two segments: (i) Cannabis; and (ii) Storz & Bickel. The following table presents segmented net revenue for the three months ended December 31, 2025 and 2024:

Net Revenue	Three months ended December 31,
(in thousands of Canadian dollars)	2025	2024	$ Change	% Change
Cannabis
Canadian adult-use cannabis[1]	$22,927	$21,153	$1,774	8%
Canadian medical cannabis[2]	22,511	19,575	2,936	15%
International markets cannabis[3]	6,209	8,974	(2,765)	(31%)
	$51,647	$49,702	$1,945	4%

Storz & Bickel	$22,894	$25,059	$(2,165)	(9%)

Net revenue	$74,541	$74,761	$(220)	(0.3%)

[1] Includes excise taxes of $13,239 and other revenue adjustments, representing our determination of returns and pricing adjustments, of $324 for the three months ended December 31, 2025 (three months ended December 31, 2024 - excise taxes of $9,335 and other revenue adjustments of $924).

[2] Includes excise taxes of $2,611 for the three months ended December 31, 2025 (three months ended December 31, 2024 - $2,148).
[3] Reflects other revenue adjustments of $933 for the three months ended December 31, 2025 (three months ended December 31, 2024 - $62).

Net revenue was $74.5 million in the third quarter of fiscal 2026, a decrease of $0.3 million as compared to $74.8 million in the third quarter of fiscal 2025.

Cannabis

Net revenue from our Cannabis segment was $51.6 million in the third quarter of fiscal 2026, as compared to $49.7 million in the third quarter of fiscal 2025.

Canadian adult-use cannabis net revenue was $22.9 million in the third quarter of fiscal 2026, as compared to $21.2 million in the third quarter of fiscal 2025. The year-over-year increase is primarily attributable to growth in infused PRJ offerings and new All-In-One vaporizers which launched in the first quarter of fiscal 2026, partially offset by declines in edibles and non-infused PRJs.

Canadian medical cannabis net revenue was $22.5 million in the third quarter of fiscal 2026, as compared to $19.6 million in the third quarter of fiscal 2025. The year-over-year increase is primarily attributable to an increase in the number of insured customers, increased order sizes from our insured customers, and a larger assortment of cannabis product choices offered to our customers.

International markets cannabis revenue was $6.2 million in the third quarter of fiscal 2026, as compared to $9.0 million in the third quarter of fiscal 2025. The year-over-year decrease is primarily attributable to supply chain challenges in Europe.

Storz & Bickel

Revenue from Storz & Bickel was $22.9 million in the third quarter of fiscal 2026, as compared to $25.1 million in the third quarter of fiscal 2025. The year-over-year decrease is primarily attributable to lapping strong sales in the prior year and continued consumer economic uncertainty, offset by our new product launch in September 2025.

Cost of Goods Sold and Gross Margin

The following table presents cost of goods sold, gross margin and gross margin percentage on a consolidated basis for the three months ended December 31, 2025 and 2024:

	Three months ended December 31,
(in thousands of Canadian dollars except where indicated)	2025	2024	$ Change	% Change
Net revenue	$74,541	$74,761	$(220)	(0.3%)

Cost of goods sold	$53,075	$50,663	$2,412	5%
Gross margin	21,466	24,098	(2,632)	(11%)
Gross margin percentage	29%	32%	-	(300) bps

Cost of goods sold was $53.1 million in the third quarter of fiscal 2026, as compared to $50.7 million in the third quarter of fiscal 2025. Our gross margin was $21.5 million in the third quarter of fiscal 2026, or 29% of net revenue, as compared to a gross margin of $24.1 million and gross margin percentage of 32% of net revenue in the third quarter of fiscal 2025.

We report gross margin and gross margin percentage in two segments: (i) Cannabis; and (ii) Storz & Bickel. The following table presents segmented gross margin and gross margin percentage for the three months ended December 31, 2025 and 2024:

	Three months ended December 31,
(in thousands of Canadian dollars except where indicated)	2025	2024	$ Change	% Change
Cannabis segment
Net revenue	$51,647	$49,702	$1,945	4%
Cost of goods sold	38,671	35,596	3,075	9%
Gross margin	12,976	14,106	(1,130)	(8%)
Gross margin percentage	25%	28%		(300) bps

Storz & Bickel segment
Revenue	$22,894	$25,059	$(2,165)	(9%)
Cost of goods sold	14,404	15,067	(663)	(4%)
Gross margin	8,490	9,992	(1,502)	(15%)
Gross margin percentage	37%	40%		(300) bps

Cannabis

Gross margin for our Cannabis segment was $13.0 million in the third quarter of fiscal 2026, or 25% of net revenue, as compared to $14.1 million in the third quarter of fiscal 2025, or 28% of net revenue. The year-over-year decrease in the gross margin percentage was primarily attributable to lower sales relating to international markets cannabis and change in sales mix.

Storz & Bickel

Gross margin for our Storz & Bickel segment was $8.5 million in the third quarter of fiscal 2026, or 37% of net revenue, as compared to $10.0 million in the third quarter of fiscal 2025, or 40% of net revenue. The year-over-year decrease in the gross margin percentage is primarily attributable to lower sales and increased tariffs on imports to the United States.

Operating Expenses

The following table presents operating expenses for the three months ended December 31, 2025 and 2024:

	Three months ended December 31,
(in thousands of Canadian dollars)	2025	2024	$ Change	% Change
Operating expenses
General and administrative	$12,944	$16,984	$(4,040)	(24%)
Sales and marketing	15,952	15,445	507	3%
Acquisition, divestiture, and other costs	10,758	3,036	7,722	254%
Depreciation and amortization	4,783	6,011	(1,228)	(20%)
Selling, general and administrative expenses	44,437	41,476	2,961	7%

Share-based compensation	888	5,159	(4,271)	(83%)

Loss on asset impairment and restructuring	2,491	1,285	1,206	94%
Total operating expenses	$47,816	$47,920	$(104)	(0.2%)

Selling, general and administrative expenses

Selling, general and administrative expenses were $44.4 million in the third quarter of fiscal 2026, as compared to $41.5 million in the third quarter of fiscal 2025.

General and administrative expense was $12.9 million in the third quarter of fiscal 2026, as compared to $17.0 million in the third quarter of fiscal 2025. The year-over-year decrease is primarily attributable to: (i) continued reductions in headcount; and (ii) lower third party costs, including insurance, professional fees and IT costs.

Sales and marketing expense was $16.0 million in the third quarter of fiscal 2026, as compared to $15.4 million in the third quarter of fiscal 2025. The year-over-year increase is primarily attributable to increased costs associated with: (i) customer acquisition costs; and (ii) royalties and other variable marketing costs. The increased costs were partially offset by continued reductions in headcount.

Acquisition, divestiture, and other costs were $10.8 million in the third quarter of fiscal 2026, as compared to $3.0 million in the third quarter of fiscal 2025. In the third quarter of fiscal 2026, costs were incurred primarily in relation to:

•
continued legal costs arising from the restatement of our consolidated financial statements in connection with the review of the financial reporting matters related to the BioSteel business unit for the following previously filed periods: (i) audited consolidated financial statements for the fiscal year ended March 31, 2022, originally included in our Annual Report on Form 10-K for such fiscal year, and (ii) unaudited consolidated financial statements for the quarterly periods ended June 30, 2022, September 30, 2022 and December 31, 2022, originally included in our Quarterly Reports on Form 10-Q for such quarterly periods (collectively, the “Prior Periods”);
•
transaction costs associated with the proposed acquisition of MTL; and
•
other non-recurring acquisition, divestiture and litigation costs and recoveries.

Comparatively, in the third quarter of fiscal 2025, costs were incurred primarily in relation to:

•
continued legal costs arising from the restatement of our consolidated financial statements in connection with the review of the financial reporting matters related to the BioSteel business unit for the previously filed Prior Periods; and
•
the strategic transactions completed in connection with the reorganization of Canopy USA.

Depreciation and amortization expense was $4.8 million in the third quarter of fiscal 2026, as compared to $6.0 million in the third quarter of fiscal 2025. The year-over-year decrease is primarily attributable to the reduction in new capital expenditures.

Share-based compensation

Share-based compensation was $0.9 million in the third quarter of fiscal 2026, as compared to $5.2 million in the third quarter of fiscal 2025. The year-over-year decrease is primarily attributable to: (i) higher estimated forfeitures in the third quarter of fiscal 2026 due to departures of certain executives; and (ii) lower expense due to reduced headcount. The decrease is partially offset by fiscal 2026 grants of 2.8 million options and 3.9 million restricted share units.

Loss on asset impairment and restructuring

Loss on asset impairment and restructuring recorded in operating expenses was $2.5 million in the third quarter of fiscal 2026, as compared to $1.3 million in the third quarter of fiscal 2025.

Loss on asset impairment and restructuring recorded in the third quarter of fiscal 2026 related primarily to employee restructuring costs.

Comparatively, in the third quarter of fiscal 2025, the loss on asset impairment and restructuring related primarily to employee restructuring costs, and ongoing holding costs to maintain previously restructured sites.

Other

The following table presents other income (expense), net, and income tax expense for the three months ended December 31, 2025 and 2024:

	Three months ended December 31,
(in thousands of Canadian dollars)	2025	2024	$ Change	% Change
Other income (expense), net	(35,909)	(97,758)	61,849	63%
Income tax expense	(368)	(316)	(52)	(16%)

Other income (expense), net

Other income (expense), net was an expense amount of $35.9 million in the third quarter of fiscal 2026, as compared to an expense amount of $97.8 million in the third quarter of fiscal 2025. The year-over-year change of $61.9 million is primarily attributable to:

•
Change of $44.5 million related to non-cash fair value changes on our Canopy USA related assets and other financial assets, from an expense amount of $76.3 million in the third quarter of fiscal 2025 to an expense amount of $31.8 million in the third quarter of fiscal 2026. The expense amount recognized in the third quarter of fiscal 2026 is primarily attributable to a fair value decrease relating to our investment in:
o
the Canopy USA Loans Receivable, in the amount of $17.7 million relating to fair value movements in consideration of the debtor’s net assets; and
o
the Canopy USA LPs equity method investment in the amount of $14.1 million.

Comparatively, the expense amount in the third quarter of fiscal 2025 was primarily attributable to fair value decreases relating to our investments in:

o
the Canopy USA and the Canopy USA LPs equity method investments in the aggregate amount of $140.4 million.

These fair value decreases were partially offset by a fair value increase related to our investment in:

o
the Canopy USA Loans Receivable, in the amount of $64.1 million relating to fair value movements in consideration of the debtor’s net assets and changes in market conditions and assumptions.

•
Increase in interest income of $1.2 million, from $1.9 million in the third quarter of fiscal 2025 to $3.1 million in the third quarter of fiscal 2026. The year-over-year increase is attributable to higher cash balances.

•
Decrease in interest expense of $9.5 million, from $16.8 million in the third quarter of fiscal 2025 to $7.3 million in the third quarter of fiscal 2026. The year-over-year decrease is primarily attributable to the reduction of our debt balances.

Income tax expense

Income tax expense in the third quarter of fiscal 2026 was $0.4 million, compared to income tax expense of $0.3 million in the third quarter of fiscal 2025. In the third quarter of fiscal 2026, income tax expense consisted of deferred income tax recovery of $0.02 million (compared to an expense of $0.2 million in the third quarter of fiscal 2025) and current income tax expense of $0.4 million (compared to an expense of $0.1 million in the third quarter of fiscal 2025).

The decrease of $0.2 million in deferred income tax expense is primarily a result of the utilization of losses for tax purposes, where the accounting criteria for recognition of an asset has been met.

The increase of $0.3 million in the current income tax expense arose primarily in connection with tax on income for tax purposes that could not be reduced by the group’s tax attributes in the current taxation year.

Net Loss from Continuing Operations

The net loss from continuing operations in the third quarter of fiscal 2026 was $62.6 million, as compared to a net loss of $121.9 million in the third quarter of fiscal 2025. The year-over-year decrease in the net loss is primarily attributable to the year-over-year change in other income (expense), net, of $61.9 million and partially offset by a small increase in operating loss from continuing operations. These variances are described above.

Adjusted EBITDA (Non-GAAP Measure)

Our “Adjusted EBITDA” is a non-GAAP measure used by management that is not defined by U.S. GAAP and may not be comparable to similar measures presented by other companies. Management believes Adjusted EBITDA is a useful measure for investors because it provides meaningful and useful financial information, as this measure demonstrates the operating performance of business. Adjusted EBITDA is calculated as the reported net income (loss), adjusted to exclude income tax recovery (expense); other income (expense), net; loss on equity method investments; share-based compensation expense; depreciation and amortization expense; asset impairment and restructuring costs; restructuring costs recorded in cost of goods sold; and charges related to the flow-through of inventory step-up on business combinations, and further adjusted to remove acquisition, divestiture, and other costs. Asset impairments related to periodic changes to our supply chain processes are not excluded from Adjusted EBITDA given their occurrence through the normal course of core operational activities. Accordingly, management believes that Adjusted EBITDA provides meaningful and useful financial information, as this measure demonstrates the operating performance of businesses.

The following table presents Adjusted EBITDA for the three months ended December 31, 2025 and 2024:

	Three months ended December 31,
(in thousands of Canadian dollars)	2025	2024	$ Change	% Change
Net loss from continuing operations	$(62,627)	$(121,896)	$59,269	49%
Income tax expense	368	316	52	16%
Other (income) expense, net	35,909	97,758	(61,849)	(63%)
Share-based compensation	888	5,159	(4,271)	(83%)
Acquisition, divestiture, and other costs[1]	11,195	3,595	7,600	211%
Depreciation and amortization	8,905	10,314	(1,409)	(14%)
Loss on asset impairment and restructuring	2,491	1,285	1,206	94%
Adjusted EBITDA	$(2,871)	$(3,469)	$598	17%
[1] Acquisition, divestiture, and other costs include non-recurring transaction and litigation costs.

The Adjusted EBITDA loss in the third quarter of fiscal 2026 was $2.9 million, as compared to an Adjusted EBITDA loss of $3.5 million in the third quarter of fiscal 2025. The year-over-year decrease in Adjusted EBITDA loss is primarily attributable to selling, general and administrative expense cost savings.

Discussion of Results of Operations for the Nine Months Ended December 31, 2025

	Nine months ended December 31,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2025	2024	$ Change	% Change
Selected consolidated financial information:
Net revenue	$213,358	$203,964	$9,394	5%
Gross margin percentage	29%	34%	-	(500) bps
Net loss from continuing operations	$(105,793)	$(382,637)	$276,844	72%
Basic and diluted loss per share from continuing operations[1]	$(0.39)	$(4.15)	$3.76	91%
[1] For the nine months ended December 31, 2025, the weighted average number of outstanding common shares, basic and diluted, totaled 269,588,323 (nine months ended December 31, 2024 - 92,172,660).

Revenue

We report net revenue in two segments: (i) Cannabis; and (ii) Storz & Bickel. The following table presents segmented net revenue for the nine months ended December 31, 2025 and 2024:

Net Revenue	Nine months ended December 31,
(in thousands of Canadian dollars)	2025	2024	$ Change	% Change
Cannabis
Canadian adult-use cannabis[1]	$73,888	$58,424	$15,464	26%
Canadian medical cannabis[2]	65,538	57,059	8,479	15%
International markets cannabis[3]	20,055	25,735	(5,680)	(22%)
	$159,481	$141,218	$18,263	13%

Storz & Bickel	$53,877	$62,746	$(8,869)	(14%)

Net revenue	$213,358	$203,964	$9,394	5%

[1] Reflects excise taxes of $41,240 and other revenue adjustments, representing our determination of returns and pricing adjustments, of $1,210 for the nine months ended December 31, 2025 (nine months ended December 31, 2024 - excise taxes of $25,755 and other revenue adjustments of $3,424).

[2] Reflects excise taxes of $7,539 for the nine months ended December 31, 2025 (nine months ended December 31, 2024 - $6,266).
[3] Reflects other revenue adjustments of $1,292 for the nine months ended December 31, 2025 (nine months ended December 31, 2024 - $62).

Net revenue was $213.4 million in the nine months ended December 31, 2025, an increase of $9.4 million as compared to $204.0 million in the nine months ended December 31, 2024.

Cannabis

Net revenue from our Cannabis segment was $159.5 million in the nine months ended December 31, 2025, as compared to $141.2 million in the nine months ended December 31, 2024.

Canadian adult-use cannabis net revenue was $73.9 million in the nine months ended December 31, 2025, as compared to $58.4 million in the nine months ended December 31, 2024. The year-over-year increase is primarily attributable to growth in flower, infused PRJ offerings and new All-In-One vaporizers which launched in the first quarter of fiscal 2026, partially offset by declines in edibles and non-infused PRJs.

Canadian medical cannabis net revenue was $65.5 million in the nine months ended December 31, 2025, as compared to $57.1 million in the nine months ended December 31, 2024. The year-over-year increase is primarily attributable to an increase in the number of insured customers, increased order sizes from our insured customers, and a larger assortment of cannabis product choices offered to our customers.

International markets cannabis revenue was $20.1 million in the nine months ended December 31, 2025, as compared to $25.7 million in the nine months ended December 31, 2024. The year-over-year decrease is primarily attributable to supply chain challenges in Europe.

Storz & Bickel

Revenue from Storz & Bickel was $53.9 million in the nine months ended December 31, 2025, as compared to $62.7 million in the nine months ended December 31, 2024. The year-over-year decrease is primarily attributable to lapping strong sales in the prior year and continued consumer economic uncertainty, offset by our new product launch in September 2025.

Cost of Goods Sold and Gross Margin

The following table presents cost of goods sold, gross margin and gross margin percentage on a consolidated basis for the nine months ended December 31, 2025 and 2024:

	Nine months ended December 31,
(in thousands of Canadian dollars except where indicated)	2025	2024	$ Change	% Change
Net revenue	$213,358	$203,964	$9,394	5%

Cost of goods sold	$151,949	$134,997	$16,952	13%
Gross margin	61,409	68,967	(7,558)	(11%)
Gross margin percentage	29%	34%	-	(500) bps

Cost of goods sold was $151.9 million in the nine months ended December 31, 2025, as compared to $135.0 million in the nine months ended December 31, 2024. Our gross margin was $61.4 million in the nine months ended December 31, 2025, or 29% of net revenue, as compared to a gross margin of $69.0 million and gross margin percentage of 34% of net revenue in the nine months ended December 31, 2024.

We report gross margin and gross margin percentage in two segments: (i) Cannabis; and (ii) Storz & Bickel. The following table presents segmented gross margin and gross margin percentage for the nine months ended December 31, 2025 and 2024:

	Nine months ended December 31,
(in thousands of Canadian dollars except where indicated)	2025	2024	$ Change	% Change
Cannabis segment
Net revenue	$159,481	$141,218	$18,263	13%
Cost of goods sold	117,041	95,690	21,351	22%
Gross margin	42,440	45,528	(3,088)	(7%)
Gross margin percentage	27%	32%		(500) bps

Storz & Bickel segment
Revenue	$53,877	$62,746	$(8,869)	(14%)
Cost of goods sold	34,908	39,307	(4,399)	(11%)
Gross margin	18,969	23,439	(4,470)	(19%)
Gross margin percentage	35%	37%		(200) bps

Cannabis

Gross margin for our Cannabis segment was $42.4 million in the nine months ended December 31, 2025, or 27% of net revenue, as compared to $45.5 million in the nine months ended December 31, 2024, or 32% of net revenue. The year-over-year decrease in the gross margin percentage was primarily attributable to lower sales relating to international markets cannabis, higher inventory provisions, costs related to new product launches and a shift in both product and geographical mix.

Storz & Bickel

Gross margin for our Storz & Bickel segment was $19.0 million in the nine months ended December 31, 2025, or 35% of net revenue, as compared to $23.4 million in the nine months ended December 31, 2024, or 37% of net revenue. The year-over-year decrease in the gross margin percentage is primarily attributable to lower sales, increased tariffs on imports to the United States and shifts in geographic mix, partially offset by the fact prior year gross margins were depressed due to discounts provided to clear out remaining stock of previously discontinued product and no significant discounts were provided on sales in the current period.

Operating Expenses

The following table presents operating expenses for the nine months ended December 31, 2025 and 2024:

	Nine months ended December 31,
(in thousands of Canadian dollars)	2025	2024	$ Change	% Change
Operating expenses
General and administrative	$42,054	$52,689	$(10,635)	(20%)
Sales and marketing	46,905	45,676	1,229	3%
Acquisition, divestiture, and other costs	14,599	14,741	(142)	(1%)
Depreciation and amortization	15,283	18,068	(2,785)	(15%)
Selling, general and administrative expenses	118,841	131,174	(12,333)	(9%)

Share-based compensation	2,798	14,531	(11,733)	(81%)

Loss on asset impairment and restructuring	5,638	22,135	(16,497)	(75%)
Total operating expenses	$127,277	$167,840	$(40,563)	(24%)

Selling, general and administrative expenses

Selling, general and administrative expenses were $118.8 million in the nine months ended December 31, 2025, as compared to $131.2 million in the nine months ended December 31, 2024.

General and administrative expense was $42.1 million in the nine months ended December 31, 2025, as compared to $52.7 million in the nine months ended December 31, 2024. The year-over-year decrease is primarily attributable to: (i) continued reductions in headcount; and (ii) lower third party costs, including insurance, professional fees and IT costs.

Sales and marketing expense was $46.9 million in the nine months ended December 31, 2025, as compared to $45.7 million in the nine months ended December 31, 2024. The year-over-year increase is primarily attributable to increased costs associated with: (i) customer acquisition costs; and (ii) royalties and other variable marketing costs. The increased costs were partially offset by continued reductions in headcount.

Acquisition, divestiture, and other costs were $14.6 million in the nine months ended December 31, 2025, as compared to $14.7 million in the nine months ended December 31, 2024. In the nine months ended December 31, 2025, costs were incurred primarily in relation to:

•
continued legal costs arising from the restatement of our consolidated financial statements in connection with the review of the financial reporting matters related to the BioSteel business unit for the previously filed Prior Periods;
•
transaction costs associated with the proposed acquisition of MTL; and
•
other non-recurring acquisition, divestiture and litigation costs and recoveries.

Comparatively, in the nine months ended December 31, 2024, costs were incurred primarily in relation to:

•
continued legal costs arising from the restatement of our consolidated financial statements in connection with the review of the financial reporting matters related to the BioSteel business unit for the previously filed Prior Periods;
•
the strategic transactions completed in connection with the reorganization of Canopy USA;
•
costs associated with the Debt Acquisition of Acreage; and
•
costs relating to the modification of the Credit Agreement that occurred in August 2024.

Depreciation and amortization expense was $15.3 million in the nine months ended December 31, 2025, as compared to $18.1 million in the nine months ended December 31, 2024. The year-over-year decrease is primarily attributable to the reduction in new capital expenditures.

Share-based compensation

Share-based compensation was $2.8 million in the nine months ended December 31, 2025, as compared to $14.5 million in the nine months ended December 31, 2024. The year-over-year decrease is primarily attributable to: (i) higher estimated forfeitures in the first and third quarters of fiscal 2026 due to departures of certain executives; and (ii) lower expense due to reduced headcount. The decrease is partially offset by fiscal 2026 grants of 2.8 million options and 3.9 million restricted share units.

Loss on asset impairment and restructuring

Loss on asset impairment and restructuring recorded in operating expenses was $5.6 million in the nine months ended December 31, 2025, as compared to $22.1 million in the nine months ended December 31, 2024.

Loss on asset impairment and restructuring recorded in the nine months ended December 31, 2025 related primarily to employee restructuring costs.

Comparatively, in the nine months ended December 31, 2024, the loss on asset impairment and restructuring related primarily to non-cash impairment of divestiture-related assets, employee restructuring costs, and ongoing holding costs to maintain previously restructured sites. These amounts were offset by a gain related to remeasurement of a lease liability upon execution of the surrender agreement.

Other

The following table presents other income (expense), net, and income tax expense for the nine months ended December 31, 2025 and 2024:

	Nine months ended December 31,
(in thousands of Canadian dollars)	2025	2024	$ Change	% Change
Other income (expense), net	(39,052)	(276,952)	237,900	86%
Income tax expense	(873)	(6,812)	5,939	87%

Other income (expense), net

Other income (expense), net was an expense amount of $39.1 million in the nine months ended December 31, 2025, as compared to an expense amount of $277.0 million in the nine months ended December 31, 2024. The year-over-year change of $237.9 million is primarily attributable to:

•
Change of $194.6 million related to non-cash fair value changes on our Canopy USA related assets and other financial assets, from an expense amount of $212.6 million in the nine months ended December 31, 2024 to an expense amount of $18.0 million in the nine months ended December 31, 2025. The expense amount recognized in the nine months ended December 31, 2025 is primarily attributable to a fair value decrease relating to our investment in:
o
the Canopy USA Loans Receivable, in the amount of $30.3 million relating to fair value movements in consideration of the debtor’s net assets.

This fair value decrease was partially offset by a fair value increase related to our investment in:

o
the Canopy USA LPs equity method investment in the amount of $12.3 million.

Comparatively, the expense amount in the nine months ended December 31, 2024 was primarily attributable to fair value decreases relating to our investments in:

o
the Canopy USA and the Canopy USA LPs equity method investments in the aggregate amount of $230.0 million;
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

These fair value decreases were partially offset by a fair value increase related to our investment in:

o
the Canopy USA Loans Receivable, in the amount of $23.6 million relating to fair value movements in consideration of the debtor’s net assets and changes in market conditions and assumptions;
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

o
the Acquired Debt Option Premium, in the amount of $3.1 million related to closing of the Debt Acquisition and release of the amount that was previously held in escrow pursuant to the Debt Acquisition.

•
Change of $33.5 million related to fair value changes on acquisition related contingent consideration and other, from an expense amount of $33.5 million in the nine months ended December 31, 2024 to $nil in the nine months ended December 31, 2025. No fair value changes occurred in the nine months ended December 31, 2025. Comparatively, the fair value change in the nine months ended December 31, 2024, related primarily to various acquisition related contingent consideration.

•
Change of $23.7 million related to charges associated with the settlement of our debt, from an income amount of $22.4 million in the nine months ended December 31, 2024 to an expense amount of $1.3 million in the nine months ended December 31, 2025. In the nine months ended December 31, 2025, settlement of debt balances were made at par and included a write-off of deferred financing costs which resulted in a loss for the period. Comparatively, in the nine months ended December 31, 2024, we recognized a gain of $22.4 million, primarily in connection with the exchange of the CBI Note (as defined below).

•
Decrease in interest income of $0.3 million, from $6.4 million in the nine months ended December 31, 2024 to $6.1 million in the nine months ended December 31, 2025. The year-over-year change is not significant with the impact of lower cash balances at the beginning of the year causing a decrease in interest income, offset by higher cash balances increasing interest income in the latter months.

•
Decrease in interest expense of $33.3 million, from $59.2 million in the nine months ended December 31, 2024 to $25.9 million in the nine months ended December 31, 2025. The year-over-year decrease is primarily attributable to the reduction of our debt balances.

Income tax expense

Income tax expense in the nine months ended December 31, 2025 was $0.9 million, compared to income tax expense of $6.8 million in the nine months ended December 31, 2024. In the nine months ended December 31, 2025, income tax expense consisted of deferred income tax expense of $0.04 (compared to an expense of $6.4 million in the nine months ended December 31, 2024) and current income tax expense of $0.8 million (compared to an expense of $0.4 million in the nine months ended December 31, 2024).

The decrease of $6.4 million in the deferred income tax expense is primarily a result of the settlement of the CBI Note in fiscal 2025, that did not recur in fiscal 2026.

The increase of $0.4 million in the current income tax expense arose primarily in connection with tax on income for tax purposes that could not be reduced by the group’s tax attributes in the current taxation year.

Net Loss from Continuing Operations

The net loss from continuing operations in the nine months ended December 31, 2025 was $105.8 million, as compared to a net loss of $382.6 million in the nine months ended December 31, 2024. The year-over-year decrease in the net loss is primarily attributable to: (i) the year-over-year change in other income (expense), net, of $237.9 million; and (ii) the decrease in operating loss from continuing operations. These variances are described above.

Adjusted EBITDA (Non-GAAP Measure)

Our “Adjusted EBITDA” is a non-GAAP measure used by management that is not defined by U.S. GAAP and may not be comparable to similar measures presented by other companies. Management believes Adjusted EBITDA is a useful measure for investors because it provides meaningful and useful financial information, as this measure demonstrates the operating performance of business. Adjusted EBITDA is calculated as the reported net income (loss), adjusted to exclude income tax recovery (expense); other income (expense), net; loss on equity method investments; share-based compensation expense; depreciation and amortization expense; asset impairment and restructuring costs; restructuring costs recorded in cost of goods sold; and charges related to the flow-through of inventory step-up on business combinations, and further adjusted to remove acquisition, divestiture, and other costs. Asset impairments related to periodic changes to our supply chain processes are not excluded from Adjusted EBITDA given their occurrence through the normal course of core operational activities. Accordingly, management believes that Adjusted EBITDA provides meaningful and useful financial information, as this measure demonstrates the operating performance of businesses.

The following table presents Adjusted EBITDA for the nine months ended December 31, 2025 and 2024:

	Nine months ended December 31,
(in thousands of Canadian dollars)	2025	2024	$ Change	% Change
Net loss from continuing operations	$(105,793)	$(382,637)	$276,844	72%
Income tax expense	873	6,812	(5,939)	(87%)
Other (income) expense, net	39,052	276,952	(237,900)	(86%)
Share-based compensation	2,798	14,531	(11,733)	(81%)
Acquisition, divestiture, and other costs[1]	15,776	16,300	(524)	(3%)
Depreciation and amortization	27,820	31,651	(3,831)	(12%)
Loss on asset impairment and restructuring	5,638	22,135	(16,497)	(75%)
Adjusted EBITDA	$(13,836)	$(14,256)	$420	3%
[1] Acquisition, divestiture, and other costs include non-recurring transaction and litigation costs.

The Adjusted EBITDA loss in the nine months ended December 31, 2025 was $13.8 million, as compared to an Adjusted EBITDA loss of $14.3 million in the nine months ended December 31, 2024. The year-over-year decrease in Adjusted EBITDA loss is primarily attributable to selling, general and administrative expense cost savings, offset by softer gross margins across the business.

Part 3 – Financial Liquidity and Capital Resources

The Interim Financial Statements have been prepared in accordance with generally accepted accounting principles on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of December 31, 2025, we had cash and cash equivalents of $371.3 million and short-term investments of $nil.

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
•
On May 2, 2024, we entered into an exchange and subscription agreement (the “Exchange and Subscription Agreement”) with a single institutional investor (the “May 2024 Investor”) pursuant to which, among other things, the May 2024 Investor delivered to us approximately $27.5 million aggregate principal amount of outstanding Supreme Debentures (as defined below) and Accretion Debentures (as defined below) held by the May 2024 Investor and paid us approximately $68.3 million (US$50.0 million) in exchange for us issuing to the May 2024 Investor (i) a new senior unsecured convertible debenture of the Company (the “May 2024 Convertible Debenture”) with an aggregate principal amount of approximately $96.4 million maturing five years from the closing date (the “Closing Date”) of the transaction (the “Transaction”) and (ii) 3,350,430 common share purchase warrants (the “May 2024 Investor Warrants”). Each May 2024 Investor Warrant entitles the holder to acquire one Canopy Share at an exercise price equal to $16.18 per Canopy Share for a period of five years from the Closing Date. Interest on amounts outstanding under the May 2024 Convertible Debenture was calculated at a rate of 7.50% per annum, payable in semi-annual payments in cash or, at our option, in Canopy Shares for the first four semi-annual interest payments after the Closing Date, subject to satisfaction of certain conditions, including the prior approval of the TSX.

The May 2024 Convertible Debenture was convertible into Canopy Shares at the option of the May 2024 Investor at a conversion price equal to $14.38 per share. The May 2024 Convertible Debenture was subject to a forced conversion feature upon notice from us in the event that the average closing trading price of the Canopy Shares on the TSX exceeds $21.57 for a period of 10 consecutive trading days. In addition, pursuant to the terms of the May 2024 Convertible Debenture, for so long as the principal amount under the May 2024 Convertible Debenture remained outstanding (the “2024 Debenture ROFR Term”), we granted the May 2024 Investor a right of first refusal to subscribe for, and to be issued, as an investor in any debt or equity financing that we wish to complete during the 2024 Debenture ROFR Term (the “Proposed Financing”); provided, however, that the May 2024 Investor shall subscribe for 25% of the Proposed Financing on the same terms and conditions contemplated in the Proposed Financing (the “2024 Debenture ROFR”). In connection with the Exchange Transaction, the May 2024 Investor exchanged the May 2024 Convertible Debenture with the Company for (A) (i) the January 2026 Convertible Debentures, (ii) the January 2026 Investor Warrants, and (iii) the Exchange Shares; and (B) a cash payment in the amount of $10.5 million. As a result, the May 2024 Convertible Debenture is no longer outstanding and the 2024 Debenture ROFR has been terminated.

•
On June 6, 2024, we established the at-the-market equity program pursuant to the equity distribution agreement dated June 6, 2024, among us and the Agents (the “June 2024 ATM Program”) that allowed us to sell up to US$250 million of Canopy Shares from treasury to the public from time to time at our discretion. The June 2024 ATM Program has been completed and a total of 71,044,862 Canopy Shares have been sold at an average price of $4.89 per Canopy Share, for gross proceeds of $347.1 million (US$250 million) and net proceeds, inclusive of commissions and fees, of $341.8 million. Since the establishment of the June 2024 ATM Program, we have paid an aggregate amount of $5.2 million as compensation to the Agents under the June 2024 ATM Program.
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
•
On August 29, 2025, we established the August 2025 ATM Program that allows us to issue and sell up to US$200 million Canopy Shares to the public from time to time at our discretion in the concurrent U.S. Offering and Canadian Offering; provided, however; that (i) sales of Canopy Shares in the Canadian Offering is limited to aggregate gross sales proceeds to us of up to US$50 million (or its Canadian dollar equivalent); and (ii) in no event will the combined gross sales proceeds of the August 2025 ATM Program in the United States and Canada exceed US$200 million. As of February 4, 2026, we sold an aggregate of 56,206,101 Canopy Shares at an average price of $2.42 per Canopy Share, for gross proceeds of $135.8 million (US$98.0 million) and net proceeds, inclusive of commissions and fees, of $134.4 million (US$97.1 million). Since the establishment of the August 2025 ATM Program, we have paid an aggregate amount of $1.4 million (US$0.9 million) as compensation to the Agents under the August 2025 ATM Program. As of February 4, 2026, we can issue and sell up to US$102.0 million of Canopy Shares under the August 2025 ATM Program; provided that we can issue and sell up to US$50 million (or its Canadian equivalent) of Canopy Shares pursuant to the Canadian Offering under the August 2025 ATM Program.
•
On January 7, 2026, we entered into the Exchange Agreement pursuant to which, among other things, on the Exchange Closing Date, the May 2024 Investor exchanged the May 2024 Convertible Debenture for (A) (i) the January 2026 Convertible Debentures, (ii) the January 2026 Investor Warrants, and (iii) the Exchange Shares and (B) a $10.5 million cash payment.
•
On January 8, 2026, we entered into the Loan Agreement pursuant to which, among other things, the Lenders advanced US$150 million in cash pursuant to a senior secured term loan in the aggregate principal amount of US$162.1 million. The Loans were funded on January 8, 2026 with an original issue discount of US$12.1 million. The Loans mature on the earlier of (i) January 31, 2031, and (ii) the date that is 120 days prior to the maturity date of the Convertible Debentures.

In connection with the Loan Agreement, on the Loan Closing Date, we issued the Loan Warrants to the Lenders in accordance with each Lender’s pro rata share of the Loans. Each Loan Warrant will entitle the holder to acquire one Canopy Share at an exercise price equal to US$1.30 per Canopy Share for a period of five years from the Loan Closing Date. In connection with the Loan Transaction, a portion of the net proceeds from the Loans (as defined below) was used to repay all outstanding amounts owing under the Credit Facility.

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

Under the Shelf Registration Statement, we may access liquidity through the August 2025 ATM Program, pursuant to which we may sell, from time to time, up to US$102.0 million of additional Canopy Shares as of the date hereof.

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

Cash Flows

The following table presents cash flows for the nine months ended December 31, 2025 and 2024:

	Nine months ended December 31,
(in thousands of Canadian dollars)	2025	2024
Net cash (used in) provided by:
Operating activities	$(45,552)	$(132,598)
Investing activities[1]	21,296	(46,787)
Financing activities	285,799	164,618
Effect of exchange rate changes on cash and cash equivalents	(4,032)	6,376
Net increase/(decrease) in cash and cash equivalents	257,511	(8,391)
Cash and cash equivalents, beginning of period	113,811	170,300
Cash and cash equivalents, end of period	$371,322	$161,909
[1] Includes net cash provided by investing activities from discontinued operations of $nil and $13,414 for the nine months ended December 31, 2025 and 2024, respectively.

Operating activities

Cash used in operating activities totaled $45.6 million in the nine months ended December 31, 2025, as compared to cash used of $132.6 million in the nine months ended December 31, 2024. The decrease in the cash used in operating activities is primarily due to: (i) a reduction in the cash interest paid due to a reduction in our debt balances; and (ii) year-over-year change in working capital movements due to decreased spending and timing.

Investing activities

The cash provided by investing activities totaled $21.3 million in the nine months ended December 31, 2025, as compared to cash used of $46.8 million in the nine months ended December 31, 2024.

In the nine months ended December 31, 2025, purchases of property, plant and equipment were $4.3 million, primarily related to production equipment enhancements made at certain of our Canadian cultivation and production facilities, and at our Storz & Bickel facilities. Comparatively, in the nine months ended December 31, 2024, we invested $7.7 million in building improvements and production equipment enhancements made at certain of our Canadian cultivation and production facilities.

In the nine months ended December 31, 2025, our strategic investments in other financial assets were $nil as we made no new investments in the period. Comparatively, in the nine months ended December 31, 2024, our strategic investments in other financial assets were $95.3 million and related primarily to the cash payment in connection with the Debt Acquisition.

Net redemptions of short-term investments in the nine months ended December 31, 2025 were $19.0 million, as compared to net redemptions of $17.0 million in the nine months ended December 31, 2024. The year-over-year decrease in the net redemptions relates to timing of maturities and remaining balance of short-term investments. As at December 31, 2025, we had short-term investments remaining of $nil.

Net cash flow on sale or deconsolidation of subsidiaries in the nine months ended December 31, 2025 was $nil as there were no sale of subsidiaries in the period. Comparatively, net cash flow in the nine months ended December 31, 2024 was an outflow of $7.0 million and related to the deconsolidation of Canopy USA, refer to Note 3 to the Interim Financial Statements for details.

Net cash flow from the sale of property, plant and equipment in the nine months ended December 31, 2025 was $0.005 million as there were nominal sales of property, plant and equipment. Comparatively, net cash flow in the nine months ended December 31, 2024 was an inflow of $4.9 million relating primarily to the sale of property, plant and equipment associated with previous restructuring actions.

Net cash flow on loan receivable resulted in a cash inflow of $0.2 in the nine months ended December 31, 2025 relating to partial repayment of an outstanding loan receivable. Comparatively, net cash flow on loan receivable in the nine months ended December 31, 2024 of $28.4 million primarily related to cash receipts from various loan repayments.

Additional cash inflows during the nine months ended December 31, 2025 include proceeds of $7.0 million primarily relating to a litigation settlement associated with a previously divested entity.

Financing activities

The cash provided by financing activities in the nine months ended December 31, 2025 was $285.8 million, as compared to cash provided of $164.6 million in the nine months ended December 31, 2024. In the nine months ended December 31, 2025, $238.4 million in gross proceeds were received from the sale of Canopy Shares under the February 2025 ATM Program and $135.8 million in gross proceeds were received from the sale of Canopy Shares under the August 2025 ATM Program. Comparatively, in the nine months ended December 31, 2024, $256.0 million in gross proceeds were received from the sale of Canopy Shares under the June 2024 ATM Program and $8.5 million in gross proceeds were received from the exercise of certain of our outstanding warrants, these amounts were offset by share issuance costs of $6.6 million.

For the nine months ended December 31, 2025, long-term debt repayments of $71.7 million related primarily to the First Prepayment and Early Prepayment on the Credit Facility pursuant to the Third Paydown Agreement and the settlement of Supreme Debentures and Accretion Debentures. Other financing activities resulted in a cash outflow of $16.7 million, which related primarily to: (i) finance lease payments and (ii) share issuance costs. Comparatively, for the nine months ended December 31, 2024, $68.3 million was received relating to the Exchange and Subscription Agreement, offset by long-term debt repayments of $148.2 million which related primarily to the First Quarter 2025 Paydowns (as defined below), the Second Quarter 2025 Paydown (as defined below), and the Third Quarter 2025 Paydown (as defined below). Other financing activities resulted in a cash outflow of $19.9 million, which related to: (i) finance lease payments and (ii) share issuance costs, as noted above.

Free Cash Flow (Non-GAAP Measure)

Free cash flow is a non-GAAP measure used by management that is not defined by U.S. GAAP and may not be comparable to similar measures presented by other companies. Management believes that free cash flow presents meaningful information regarding the amount of cash flow required to maintain and organically expand our business, and that the free cash flow measure provides meaningful information regarding our liquidity requirements. This measure is calculated as net cash provided by (used in) operating activities less purchases of and deposits on property, plant and equipment.

The following table presents free cash flows for the three and nine months ended December 31, 2025, and 2024:

	Three months ended December 31,		Nine months ended December 31,
(in thousands of Canadian dollars)	2025	2024	2025	2024
Net cash used in operating activities - continuing operations	$(17,236)	$(26,966)	$(45,552)	$(132,598)
Purchases of and deposits on property, plant and equipment- continuing operations	(1,801)	(1,215)	(4,333)	(7,724)
Free cash flow[1] - continuing operations	$(19,037)	$(28,181)	$(49,885)	$(140,322)
[1]Free cash flow is a non-GAAP measure, and is calculated as net cash provided by (used in) operating activities, less purchases of and deposits on property, plant and equipment.

Free cash flow in the three months ended December 31, 2025 was an outflow of $19.0 million, as compared to an outflow of $28.2 million in the three months ended December 31, 2024. The year-over-year decrease in the free cash outflow primarily reflects the decrease in cash used in operating activities, as described above.

Free cash flow in the nine months ended December 31, 2025 was an outflow of $49.9 million, as compared to an outflow of $140.3 million in the nine months ended December 31, 2024. The year-over-year decrease in the free cash outflow primarily reflects the decrease in cash used in operating activities, as described above.

Debt

Since our formation, we have financed our cash requirements primarily through the issuance of Canopy Shares, including the $5.1 billion investment by Constellation Brands, Inc.in the third quarter of fiscal 2019, and debt. Total debt outstanding as of December 31, 2025 was $225.0 million, a decrease from $304.1 million as of March 31, 2025. The total principal amount owing was $234.3 million at December 31, 2025, a decrease from $315.5 million at March 31, 2025. The decreases were primarily due to: (i) paydown of various debt balances totaling $71.7 million; and (ii) the impact of foreign currency translations.

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

On August 8, 2024, we entered into an amendment (the “Amending Agreement”) with all of the lenders to the Credit Facility under the Amended Credit Agreement. Pursuant to the terms of the Amending Agreement, the maturity date of the Credit Facility was extended to December 18, 2026 and a mandatory US$97.5 million prepayment of the Credit Facility at 97.5% of par thereby reducing the outstanding amount of the Credit Facility by US$100 million was required to be made by December 31, 2024. In addition, the Amending Agreement provided for a further extension to the maturity date of the Credit Facility to September 18, 2027 if the Optional Prepayment was made on or before March 31, 2025. The Amending Agreement also included changes to certain negative covenants, repayment provisions in the event of divestitures and events of default.

Through August 8, 2024, the Credit Facility matured on March 18, 2026 and through December 26, 2023, had an interest rate of LIBOR + 8.50%. After August 8, 2024, the Credit Facility matured on December 18, 2026, and after December 26, 2023, interest on amounts outstanding under the Credit Facility was calculated at either the applicable prime rate plus 7.50% per annum, subject to a prime rate floor of 2.00%, or adjusted term SOFR plus 8.50% per annum, subject to an adjusted term SOFR floor of 1.00%. Our obligations under the Credit Facility were guaranteed by our material wholly-owned Canadian and U.S. subsidiaries. The Credit Facility was secured by substantially all of our assets and our material wholly-owned Canadian and U.S. subsidiaries, including material real property. The Amended Credit Agreement contained representations and warranties, and affirmative and negative covenants.

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

In connection with the Loan Transaction on January 8, 2026, the Company repaid all amounts outstanding under the Credit Facility.

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

In addition, on September 9, 2020, Supreme Cannabis issued new senior unsecured non-convertible debentures (the “Accretion Debentures”). The principal amount began at $nil and accreted at a rate of 11.06% per annum based on the remaining principal amount of the Supreme Debentures of $36.5 million to a maximum of $13.5 million, compounding on a semi-annual basis commencing on September 9, 2020, and ending on September 9, 2023. As of September 9, 2023, the principal amount of the Accretion Debentures was finalized as $10.4 million. The Accretion Debentures were payable in cash, but did not bear cash interest and were not convertible into Supreme Shares (as defined below). The principal amount of the Accretion Debentures amortized, or would be paid, at 1.0% per month over the 24 months prior to maturity.

As a result of the arrangement (the “Supreme Arrangement”) we completed with Supreme Cannabis on June 22, 2021 pursuant to which we acquired 100% of the issued and outstanding common shares of Supreme Cannabis (the “Supreme Shares”), the Supreme Debentures remained outstanding as securities of Supreme Cannabis, which, upon conversion entitled the holder thereof to receive, in lieu of the number of Supreme Shares to which such holder was theretofore entitled, the consideration payable under the Supreme Arrangement that such holder would have been entitled to be issued and receive if, immediately prior to the effective time of the Supreme Arrangement, such holder had been the registered holder of the number of Supreme Shares to which such holder was theretofore entitled.

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

During the three and nine months ended December 31, 2025, principal payments on the Accretion Debentures totaled $nil and $0.2 million, respectively (three and nine months ended December 31, 2024 - $0.5 million and $1.2 million, respectively) and principal payments on the Supreme Debentures totaled $nil million and $2.0 million, respectively (three and nine months ended December 31, 2024 - $nil and $nil, respectively). As of December 31, 2025, the Supreme Debentures and the Accretion Debentures have been fully settled and are no longer outstanding.

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

The May 2024 Convertible Debenture was convertible into Canopy Shares at the option of the May 2024 Investor at a conversion price equal to $14.38 per share. The May 2024 Convertible Debenture was subject to a forced conversion feature upon notice from us in the event that the average closing trading price of the Canopy Shares on the TSX exceeds $21.57 for a period of 10 consecutive trading days. In addition, pursuant to the terms of the May 2024 Convertible Debenture, during the 2024 Debenture ROFR Term, we granted the May 2024 Investor the 2024 Debenture ROFR.

In connection with the Exchange Transaction (as defined below) on January 8, 2026, the May 2024 Investor exchanged the May 2024 Convertible Debenture with the Company for (A) (i) the January 2026 Convertible Debentures (as defined below), (ii) the January 2026 Investor Warrants (as defined below) and (iii) the Exchange Shares (as defined below); and (B) a cash payment in the aggregate amount of $10.5 million. As a result, the May 2024 Convertible Debenture is no longer outstanding and the 2024 Debenture ROFR has been terminated.

Contractual Obligations and Commitments

Other than as described above under “Recent Developments”, there have been no material changes to our contractual obligations and commitments from the information provided in the MD&A section in the Annual Report.

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

Impairment of goodwill

We do not believe that an event occurred or circumstances changed during the nine months ended December 31, 2025 that would, more likely than not, reduce the fair value of the Storz & Bickel reporting unit below its carrying value. Therefore, we concluded that the quantitative goodwill impairment assessment was not required for the Storz & Bickel reporting unit at December 31, 2025. The carrying value of goodwill associated with the Storz & Bickel reporting unit was $47.5 million at December 31, 2025.

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

A hypothetical 10% change in the U.S. dollar against the Canadian dollar compared to the exchange rate at December 31, 2025, would affect the carrying value of net assets by approximately $29.6 million, with a corresponding impact to the foreign currency translation account within accumulated other comprehensive income (loss). A hypothetical 10% change in the euro against the Canadian dollar compared to the exchange rate at December 31, 2025, would affect the carrying value of net assets by approximately $17.9 million, with a corresponding impact to the foreign currency translation account within accumulated other comprehensive income (loss).

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

Interest rate risk

Our cash equivalents and short-term investments are held in both fixed-rate and adjustable-rate securities. Investments in fixed-rate instruments carry a degree of interest rate risk. The fair value of fixed-rate securities may be adversely impacted due to a rise in interest rates. Additionally, a falling-rate environment creates reinvestment risk because as securities mature, the proceeds are reinvested at a lower rate, generating less interest income. As at December 31, 2025, our cash and cash equivalents, and short-term investments consisted of $169.0 million in interest rate sensitive instruments (March 31, 2025 – $17.8 million).

Our financial liabilities consist of long-term fixed rate debt and floating-rate debt. Fluctuations in interest rates could impact our cash flows, primarily with respect to the interest payable on floating-rate debt.

	Aggregate Notional Value
	December 31, 2025	March 31, 2025
Fixed interest rate debt	$96,358	$98,778
Variable interest rate debt	137,899	216,686

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

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On June 27, 2023, an ostensible shareholder commenced a putative class action (Dziedziejko v. Canopy Growth Corporation et al., Court File No. CV-23-00701769-00CP) in the Ontario Superior Court of Justice against the Company, two of its former officers, and the Company’s former auditor on behalf of a putative class of all persons or entities who acquired Canopy Growth’s securities in the secondary market between June 1, 2021 to June 22, 2023 and held some or all of those securities until the close of trading on May 10, 2023 or June 22, 2023. The plaintiff alleges that the Company’s disclosures contained misrepresentations within the meaning of the Securities Act (Ontario), that certain officers authorized, permitted, or acquiesced in the release of the impugned disclosures, that the Company and one of its officers acted in a manner that was oppressive or unfairly prejudicial to the proposed class members by failing to remedy alleged deficiencies in the Company’s internal controls, and that all of the defendants are liable for damages to the putative class. The action seeks an unspecified amount of damages, interest, legal fees, and the costs of administering a plan of distribution of the recovery. The Company was also named in two other putative class proceedings that were commenced between May 2023 and July 2023 in the Ontario Superior Court of Justice alleging that the Company’s disclosures contained misrepresentations. However, on November 10, 2023, the Ontario Superior Court of Justice decided a carriage motion staying those actions (Leonard v. Canopy Growth Corporation et al., Court File No. CV-23-00702281-00CP and Twidale v. Canopy Growth Corporation et al., Court File No. CV-23-00700135-00CP), and allowing the Dziedziejko action to proceed to a hearing of the plaintiff’s motions for leave to proceed under the Securities Act and class certification. On December 22, 2025, the Ontario Superior Court of Justice granted the plaintiff in the Dziedziejko action leave to proceed with the claims under the Securities Act against the Company and the two former officers, and certified the Dziedziejko action as a class proceeding pursuant to the Class Proceedings Act (Ontario), defining the class as all persons or entities, other than certain excluded persons, who, between June 1, 2021 and June 22, 2023, acquired the Company’s securities in the secondary market and who held some or all of those securities until the close of trading on May 10, 2023 or June 22, 2023 and who either: (i) are residents of Canada or were residents of Canada at the time of such acquisitions; or (ii) acquired the Company’s securities on an exchange in Canada or another exchange located outside of the United States.

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

On April 4, 2025, an ostensible shareholder commenced a putative class action (Baron v. Canopy Growth Corporation et al. Case 1:25-cv-01877) against the Company and two of its former officers in the U.S. District Court for the Eastern District of New York on behalf of all persons and entities that purchased or otherwise acquired Company securities between May 30, 2024 and February 6, 2025, alleging violations of U.S. federal securities laws. The claim alleged that the Company made false and/or misleading statements and/or failed to disclose that: (i) the Company had allegedly incurred significant costs producing Claybourne™ pre-rolled joints in connection with the Claybourne™ product launch in Canada; (ii) the foregoing costs, in addition to certain indirect costs that the Company incurred in connection with its Storz & Bickel vaporizer devices, were likely to have a significant negative impact on the Company’s gross margins and overall financial results; and (iii) accordingly, the Company had allegedly overstated the efficacy of its cost reduction measures and the health of its gross margins while downplaying issues with the same. The plaintiff sought an unspecified amount of damages, attorneys’ fees and costs, and other relief. On November 21, 2025, the district court appointed two ostensible shareholders as co-lead plaintiffs, and on December 9, 2025 ordered the co-lead plaintiffs to file an amended complaint by January 22, 2026. In lieu of filing an amended complaint, on January 22, 2026, the co-lead plaintiffs voluntarily dismissed the action without prejudice as to all defendants. On January 23, 2026, the district court terminated the case.

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

The Company’s revenue from medical cannabis sales could potentially decline due to changes announced in the Government of Canada’s proposed 2025 federal budget released on November 4, 2025 (the “2025 Budget”). Among other things, the 2025 Budget proposes adjusting medical cannabis benefits by decreasing the reimbursement rate for medical cannabis offered by the Royal Canadian Mounted Police (the “RCMP”) and Veterans Affairs Canada (“VAC”) to eligible RCMP members and veterans respectively, from $8.50 per gram to $6.00 per gram (the “Proposed Reimbursement Adjustment”). The Company cannot predict the entire impact of the Proposed Reimbursement Adjustment or the date upon which the Proposed Reimbursement Adjustment would be implemented if the 2025 Budget is passed. The decreased reimbursement rate for eligible RCMP members and veterans will require that these RCMP members and veterans pay for any un-reimbursed cost of medical cannabis unless we reduce the price of our medical cannabis products. As such, there is a risk that our medical cannabis revenues and gross margins may materially decline if the 2025 Budget passes. This reduction could adversely impact the Company’s profitability, financial performance and cash flow.

There can be no certainty that all conditions to the MTL Arrangement will be satisfied or waived.

There can be no certainty, nor can the Company provide any assurance, that all conditions precedent contained in the MTL Arrangement Agreement will be satisfied or waived. The MTL Arrangement is subject to certain conditions precedent which, among other things, includes the receipt of MTL shareholder and regulatory approval. There can be no certainty, nor can the Company provide any assurance, that these conditions will be satisfied, or if satisfied, when they will be satisfied. If such conditions precedent are not satisfied, it may result in the acquisition of MTL not being completed. In such event, the price of the Canopy Shares may decline to the extent that the current market price of the Canopy Shares reflects a market assumption that the acquisition of MTL will be completed and that we will realize certain anticipated benefits of the acquisition.

In the event Acreage or Wana, as guarantor, cannot satisfy the debt obligations as they become due, the Acreage and Wana Debt may not be repaid and the Company may lose the entirety of its investment in the Acreage and Wana Debt, and, in the event Acreage or Wana are unable to continue as a going concern, which may occur in the event that the ARCA Lender enforces its security over the Acreage and Wana Debt, there would be a negative impact on Canopy USA’s business, financial results and operations and have an adverse impact on the Company’s U.S. strategy, and, potentially, negatively affect the share price of the Canopy Shares.

Acreage is currently in default under the Third ARCA. The portion of the Acreage and Wana Debt owing to the ARCA Lender ranks in priority to the portion of the Acreage and Wana Debt owing to the Company and may be exercised by the ARCA Lender over the assets pledged as security under the Acreage and Wana Debt. In the event that the lenders exercise any remedies under the Third ARCA, the Acreage and Wana Debt may not be repaid, and the Company may lose the entirety of its investment in the Acreage and Wana Debt. In addition, Acreage and/or Wana may be required to terminate or significantly curtail their operations or enter into arrangements with third parties that may require Acreage and/or Wana to relinquish rights to certain aspects of their business and/or dispose of certain assets, which would have a negative impact on Canopy USA’s business, financial results and operations and have an adverse impact on the Company’s U.S. strategy, and, ultimately, the Company’s financial results and operations.

In the event Acreage or Wana are unable to continue as a going concern, which may occur in the event that the ARCA Lender enforces its security over the Acreage and Wana Debt, this would have a negative impact on Canopy USA’s business, financial results and operations and have an adverse impact on the Company’s U.S. strategy, and, potentially, negatively affect the share price of the Canopy Shares.

Acreage’s and Wana’s continuation as a going concern is dependent upon their continued operations, which in turn is dependent upon, among other things, Acreage’s and Wana’s ability to meet their financial requirements. There is no assurance that Acreage or

Wana will be successful in their plans to fund their operations and debt obligations as they become due and payable, which for greater certainty includes the debt obligations in favor of the Company in connection with the Acreage and Wana Debt.

As of December 31, 2025, the aggregate principal amount of the Acreage and Wana Debt outstanding was approximately $274.8 million (US$200.5 million), of which approximately $166.5 million (US$121.5 million) was owing to the Company and such amount is subordinate to approximately $108.3 million (US$79.0 million) owed to the ARCA Lender.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description

2.1

Arrangement Agreement, dated as of December 14, 2025, by and between Canopy Growth Corporation and MTL Cannabis Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2025)

3.1

Certificate of Incorporation and Articles of Amendment of Canopy Growth Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2020, filed with the SEC on June 1, 2020).

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

4.1	Form of Loan Warrant Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 8, 2026).

4.2	Convertible Debenture Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 8, 2026).

4.3	Form of Investor Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the SEC on January 8, 2026).

10.1#

Employment Agreement, dated as of December 14, 2025, by and between Canopy Growth Corporation and Michael Perron (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2025).

10.2

Loan and Guaranty Agreement, dated as of January 8, 2026, by and among Canopy Growth Corporation, as borrower, the subsidiaries of Canopy Growth Corporation party thereto as borrowers or guarantors, the parties identified therein as lenders, and JGB Collateral LLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 8, 2026).

10.3

Registration Rights Agreement, dated as of January 8, 2026, by and among Canopy Growth Corporation and the investor parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 8, 2026).

10.4

Exchange Agreement, dated as of January 7, 2026, by and between Canopy Growth Corporation and MMCAP International Inc. SPC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on January 8, 2026).

10.5

Registration Rights Agreement, dated as of January 8, 2026, by and between Canopy Growth Corporation and MMCAP International Inc. SPC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on January 8, 2026).

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

CANOPY GROWTH CORPORATION

Date: February 6, 2026	By:	/s/ Luc Mongeau
Luc Mongeau
Chief Executive Officer (Principal Executive Officer)

Date: February 6, 2026	By:	/s/ Thomas Stewart
Thomas Stewart
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)