Form 10-K
period 2026-03-31
Canopy Growth Corp
filed 2026-06-15
CIK 1737927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $485 million as of September 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the closing sale price of the common shares on The Nasdaq Global Select Market on that date.

As of June 11, 2026, there were 422,154,892 common shares of the registrant outstanding and 26,261,474 non-voting and non-participating exchangeable shares of the registrant outstanding which are convertible at any time, at the option of the holder, into common shares of the registrant on a one for one basis.

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

EXPLANATORY NOTE

We are filing this comprehensive annual report on Form 10-K for the fiscal years ended March 31, 2026, 2025 and 2024 (“Comprehensive Form 10-K”). This Comprehensive Form 10-K contains our audited financial statements for the fiscal year ended March 31, 2026, as well as restatements of the following previously filed periods: (i) audited consolidated financial statements for the fiscal year ended March 31, 2025, originally included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 (the “2025 10-K”), (ii) audited consolidated financial statements for the fiscal year ended March 31, 2024, originally included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (the “2024 10-K”), and (iii) unaudited consolidated financial statements for the quarterly periods ended September 30, 2023, December 31, 2023, June 30, 2024, September 30, 2024, December 31, 2024, June 30, 2025, September 30, 2025 and December 31, 2025, originally included in the our Quarterly Reports on Form 10-Q for such quarterly periods (collectively, the “Form 10-Qs” and together with the 2025 10-K and the 2024 10-K, the “Prior Financial Statements”).

Restatement Background

As previously disclosed in the Company’s Current Report on Form 8-K and material change report filed on May 15, 2026, in connection with the preparation of our consolidated financial statements for the fiscal year ended March 31, 2026, the audit committee of the board of directors (the “Board”) of the Company (the “Audit Committee”) was made aware of and, after discussion with senior management of the Company, concluded that the Prior Financial Statements should no longer be relied upon because of non-cash technical errors in the Company’s accounting relating to certain share-settled warrants of the Company with exercise prices denominated in U.S. dollars, first issued during the fiscal year ended March 31, 2024 (the “Identified Warrants”). In addition, the reports of the Company’s independent registered public accounting firms included in the 2025 10-K and the 2024 10-K should no longer be relied upon.

The Company determined that the Identified Warrants should have been classified as liabilities rather than equity instruments under applicable accounting standards, given the Company’s Canadian dollar functional currency. Accordingly, the Company should have recorded these instruments as liabilities on its consolidated balance sheets and measured them at fair value at each reporting date, with changes in fair value recorded in the consolidated statements of operations and comprehensive loss. The corrections required to be made to the Prior Financial Statements are the result of a technical application of accounting standards.

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

Items Restated in this Comprehensive Form 10-K

This Comprehensive Form 10-K for the fiscal years ended March 31, 2026, 2025 and 2024 reflects changes to the Consolidated Balance Sheet at March 31, 2025 and 2024, the Consolidated Statements of Comprehensive Loss, Shareholders’ Equity, and Cash Flows for the fiscal years ended March 31, 2025 and 2024, and the related notes hereto. The restatement of the consolidated financial statements for the fiscal years ended March 31, 2025 and 2024 is disclosed in Note 2 to the consolidated financial statements, included in Part II, Item 8 of this Comprehensive Form 10-K. The restatement of the consolidated financial statements for the fiscal year ended March 31, 2024 is disclosed in Note 2 to the consolidated financial statements, included in Part II, Item 8 of this Comprehensive Form 10-K. The restatement of the consolidated financial statements for the quarterly and year-to-date periods in fiscal year 2025, 2024 and 2023 are disclosed in Note 35 to the consolidated financial statements, included in Part II, Item 8 of this Comprehensive Form 10-K. Other sections impacted are: Part I, Item 1A. Risk Factors; Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Part II, Item 9A. Controls and Procedures.

The Company has not filed, and does not intend to file, amendments to the previously filed Quarterly Reports on Form 10-Q for any of the quarters in the fiscal years ended March 31, 2026, 2025 and 2024, nor the previously filed 2025 10-K or 2024 10-K. Accordingly, investors should rely only on the financial information and other disclosures regarding the restated periods in this Comprehensive Form 10-K or in future filings with the Securities and Exchange Commission (as applicable) and Canadian securities regulators (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to these periods.

See Note 2 and Note 35 to the consolidated financial statements, included in Part II, Item 8 of this Comprehensive Form 10-K, for additional information on the restatement and the related consolidated financial statement effects.

Internal Control Considerations

In connection with the restatement, our management has assessed the effectiveness of our internal control over financial reporting. Based on this assessment, management identified a material weakness in our internal control over financial reporting, resulting in the conclusion by our Chief Executive Officer and Chief Financial Officer that our internal control over financial reporting and our disclosure controls and procedures were not effective as of March 31, 2026. Management is taking steps to remediate the material weakness in our internal control over financial reporting, as described in Part II, Item 9A, “Controls and Procedures.” See Part II, Item 9A, “Controls and Procedures,” for additional information related to the identified material weakness in internal control over financial reporting and the related remediation measures.

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
•
the timing and occurrence of the final tranche closing in connection with the acquisition of Lemurian, Inc. (“Jetty”) by Canopy USA pursuant to the exercise of the options to acquire Jetty;
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
•
expectations regarding the potential success of, and the costs and benefits associated with, our acquisitions, equity investments and dispositions, including our acquisition of MTL (as defined below);
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
•
our remediation plan and our ability to remediate the material weakness in our internal control over financial reporting;
•
expectations regarding the use of proceeds of equity financings;
•
the legalization of the use of cannabis for medical or adult-use in jurisdictions outside of Canada, the related timing and impact thereof and our intentions to participate in such markets, if and when such use is legalized;
•
the impact of the implementation of the rescheduling of medical cannabis from Schedule I controlled substance under the CSA (as defined below) to a Schedule III controlled substance;
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
•
the effects of tariffs and related retaliatory measures, the levels of inflation, interest rates and trade policy and risks relating to the evolving regulatory landscape in the United States, on our costs and our margins;
•
the effects of the conflict in the Middle East and its impact on global commerce and shipping supply chains and potential shipping delays;
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

By their nature, forward-looking statements are subject to inherent risks and uncertainties that may be general or specific and which give rise to the possibility that expectations, forecasts, predictions, projections or conclusions will not prove to be accurate, that assumptions may not be correct and that objectives, strategic goals and priorities will not be achieved. A variety of factors, including known and unknown risks, many of which are beyond our control, could cause actual results to differ materially from the forward-looking statements in this Comprehensive Form 10-K and other reports we file with, or furnish to, the Securities and Exchange Commission (the “SEC”) and other regulatory agencies and made by our directors, officers, other employees and other persons authorized to speak on our behalf. Such factors include, without limitation, risks related to our ability to remediate the material weakness identified in our internal control over financial reporting as of March 31, 2026, or inability to otherwise maintain an effective system of internal control; the risk that the restatement of the Prior Financial Statements could negatively affect investor confidence and raise reputation risks; our limited operating history; risks that we may be required to write down intangible assets, including goodwill, due to impairment; the adequacy of our capital resources and liquidity, including but not limited to, availability of sufficient cash flow to execute our business plan (either within the expected timeframe or at all); the diversion of management time on matters related to Canopy USA; the risks that the Trust’s future ownership interest in Canopy USA is not quantifiable, and the Trust may have significant ownership and influence over Canopy USA; the risks in the event that Acreage Holdings, Inc. (“Acreage”) and Wana cannot satisfy their debt obligations as they become due; volatility in and/or degradation of general economic, market, industry or business conditions; risks relating to the overall macroeconomic environment, which may impact customer spending, our costs and our margins, including tariffs (and related retaliatory measures), the levels of inflation, interest rates and trade policy; risks relating to the evolving regulatory landscape in the United States; risks relating to our current and future operations in emerging markets; compliance with applicable environmental, economic, health and safety, energy and other policies and regulations and in particular health concerns with respect to vaping and the use of cannabis products in vaping devices; risks and uncertainty regarding future product development; changes in regulatory requirements in relation to our business and products; our reliance on licenses issued by and contractual arrangements with various federal, state and provincial governmental authorities; inherent uncertainty associated with projections; future levels of revenues and the impact of increasing levels of competition; third-party manufacturing risks; third-party transportation risks; our exposure to risks related to an agricultural business, including wholesale price volatility and variable product quality; changes in laws, regulations and guidelines and our compliance with such laws, regulations and guidelines; risks relating to inventory write downs; risks relating to our ability to refinance debt as and when required on terms favorable to us and to comply with covenants contained in our debt facilities and debt instruments; risks associated with jointly owned investments; our ability to manage disruptions in credit markets or changes to our credit ratings; the success or timing of completion of ongoing or anticipated capital or maintenance projects; risks related to the integration of acquired businesses; the timing and manner of the legalization of cannabis in the United States; business strategies, growth opportunities and expected investment; counterparty risks and liquidity risks that may impact our ability to obtain loans and other credit facilities on favorable terms; the potential effects of judicial, regulatory or other proceedings, litigation or threatened litigation or proceedings, or reviews or investigations, on our business, financial condition, results of operations and cash flows; risks associated with divestment and restructuring; the anticipated effects of actions of third parties such as competitors, activist investors or federal, state, provincial, territorial or local regulatory authorities, self-regulatory organizations, plaintiffs in litigation or persons threatening litigation; consumer demand for cannabis products; the implementation and effectiveness of key personnel changes; risks related to stock exchange restrictions; risks related to the protection and enforcement of our intellectual property rights; the risks related to our exchangeable shares (the “Exchangeable Shares”) having different rights from the Canopy Shares and there may never be a trading market for the Exchangeable Shares; future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses; risks related to finalization of the consideration payable by us for the acquisition by Canopy USA of the remaining interests in Jetty; and the factors discussed under the heading “Risk Factors” in this Comprehensive Form 10-K. Readers are cautioned to consider these and other factors, uncertainties and potential events carefully and not to put undue reliance on forward-looking statements.

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
•
We have identified a material weakness in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which may adversely affect investor confidence in our company and, as a result, the value of the Canopy Shares.
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
•
There can be no assurance that our current and future acquisitions, including our most recent acquisition of MTL, investments or expansions of scope of existing relationships will have a beneficial impact on our business, financial condition and results of operations.
•
In the event Acreage or Wana, as guarantor, cannot satisfy the debt obligations as they become due, the Acreage and Wana Debt (as defined below) may not be repaid and the Company may lose the entirety of its investment in the Acreage and Wana Debt, and, in the event Acreage or Wana are unable to continue as a going concern, which may occur in the event that the ARCA Lender (as defined below) enforces its security over the Acreage and Wana Debt, there would be a negative impact on Canopy USA’s business, financial results and operations and have an adverse impact on the Company’s U.S. strategy, and, potentially, negatively affect the share price of the Canopy Shares.

Item 1. Business.

Our Vision and Purpose

We are here to better lives through cannabis.

We believe in the power of a plant – not as a trend or commodity, but as a catalyst for elevating human potential. For the patient seeking to function more fully in their everyday lives, the veteran finding relief, and the individual rediscovering balance, clarity, and purpose. We believe that, with responsible enjoyment, cannabis can enrich experiences, deepen connection, and enhance well-being.

Cannabis is a global economic force in the making. We believe it will stand alongside – and eventually rival – the largest consumer packaged goods industries in the world. The companies that lead will not be those who move fastest, but those who are principled, disciplined, and focused on the consumer.

Guided by these beliefs, we choose to lead the industry. We are making decisions for the long term, creating standards others will follow, and earning trust every day – with every product, interaction, and every commitment kept.

We are building a global, consumer-centric company with a clear and uncompromising ambition: to lead the world in bettering lives through cannabis. A company with brands and category-defining products that can scale globally, grounded in superior flower cultivation, driven by innovation across formats and technologies, and consistently delighting consumers. A company driven by focused and disciplined operators, relentless in execution, strategic prioritization, and financial performance.  Our foundation is built on four enduring values:

•
Leadership. We courageously set the standard for what this industry can and should be.
•
Excellence. We pursue uncompromising quality in everything we do – from cultivation to consumer experience.
•
Trust. We earn it through consistency, transparency, and integrity.
•
Innovation. We challenge assumptions and seek to unlock the full potential of cannabis as a plant and category.

Together, these values shape how we operate and create value, and how we better the lives of our people, and everyone we serve.

The full potential of cannabis is just beginning to be unlocked – and we intend to lead that future.

Our Company

Canopy Growth was incorporated pursuant to the Canada Business Corporations Act on August 5, 2009 and the Canopy Shares are listed and trade on both the TSX and The Nasdaq Global Select Market. We were among the first companies to be permitted to cultivate and sell legal cannabis in Canada. Today, Canopy Growth is a world-leading cannabis company which produces, distributes, and sells a diverse range of cannabis and cannabis-related products for adult-use and medical purposes under a portfolio of distinct brands in Canada pursuant to the Cannabis Act, SC 2018, c 16 (the “Cannabis Act”), and globally pursuant to applicable international legislation, regulations, and permits.

We supply high-quality cannabis products in Canada, Europe, and Australia, and hold a significant non-controlling, non-voting interest in Canopy USA, an entity that participates in the sale of cannabis products in the United States. Every market we operate in reflects the same uncompromising commitment: to better lives through cannabis – with consistency, quality, and trust at the center of everything we do. From cultivation to consumer experience, from product innovation to market execution, our decisions are designed to improve the lives of the people we serve.

Our Brands

We are a leader in both the medical and adult-use cannabis markets in Canada, offering a broad and growing portfolio of brands and formats built to meet the needs of medical cannabis patients and adult-use consumers.

Our medical platform is anchored by Spectrum Therapeutics in Canada and Canopy Medical in select international markets – brands built on the belief that patients deserve access to cannabis products held to the highest standards of safety, consistency, and efficacy. For adult-use cannabis, we maintain supply agreements across all Canadian provinces and territories and sell products through their established retail distribution systems. Using a consumer-driven approach, we offer a diverse portfolio of products designed for a wide range of occasions and experiences. Our distinct adult-use cannabis brands include Tweed® (“Tweed”), 7ACRES, Maitri, HiWay, Twd., Wana®, Claybourne™, DOJA, DeeLish, MTL Cannabis, LowKey, R’belle, and Deep Space.

Our curated cannabis product formats include dried flower, pre-rolled joints (“PRJ”), oil, softgel capsules, edibles including gummies and vapes, as well as a wide range of cannabis accessories including our premier herbal vaporizer devices Storz & Bickel® (collectively with Storz & Bickel GmbH, “Storz & Bickel”).

Our Strategy and Outlook

We aspire to demonstrate how cannabis can be used to bettering lives and communities, and we have defined a clear strategy to bring this ambition to life. Our overall strategy is anchored in our commitment to building beloved consumer brands within an asset-right operating model, which focuses on driving efficiency for the greatest return on investment while owning the core capabilities that are critical to long-term sustainable success. We believe that this will enable us to compete more effectively, and lead, in today’s rapidly evolving market.

To achieve our vision, our strategy consists of six pillars:

•
We are and expect to continue to be Canada’s #1 medical cannabis provider by revenue - We are committed to the high-quality production of medical cannabis products and are equally committed to helping medical professionals confidently prescribe and patients to responsibly use our products. As the leaders in providers of medical cannabis to patients in Canada, our award-winning network of clinics allows us to serve patients nationwide across the Apollo, Canada House and Abba Medix banners. We provide services that ensure the patient comes first by providing quick access to medical care to start their cannabis journey or helping medical cannabis patients seek reimbursement for their medicines. We are strong advocates for our patients and consistently seek to deliver products that are responsive to their needs.
•
Leadership of global vaporization through Storz &Bickel - Vaporization is a consumption method that aligns with the desires of many of our medical cannabis patients and adult-use consumers. With an already extensive product portfolio, our focus is to continue to push for more impactful product innovations that allow for the expansion of new product formats. Like our cannabis, these devices are crafted with the same attention to quality, performance and safety and undergo rigorous manufacturing procedures and certification. While already internationally established, Storz & Bickel is focused on addressing consumer needs in the North American market and intends to continue to deliver its award-winning products to a broader audience.
•
Focused growth in international medical cannabis market - Our unwavering commitment to the safety and effectiveness of our products is a critical strategic imperative which also helps differentiate us in the growing cannabis market. We deliver medical cannabis to patients in Germany, Poland, and Australia and expect to do so in the United Kingdom over the coming fiscal year. To remain successful, we consistently strive to make significant investments in our operations within Canada and Europe and we are well-positioned to pursue international growth opportunities with our strong medical cannabis brands and distribution networks. We intend to fuel the continued demand for our European Union Good Manufacturing Practices (“EU-GMP”) certified medical grade cannabis internationally with supply from within Europe and from our Canadian EU-GMP certified facility in Kincardine, Ontario. In addition, we will continue to maximize our existing routes to market to further our execution on our international growth plans, while leveraging our cannabis expertise and well-established medical brands.
•
Focusing on profitable scale in adult-use cannabis through our powerhouse brands backed by exceptional product quality - The heart of our business is in North America with our roots in Canada and investments in the U.S. Our brand portfolio includes Tweed, Claybourne™, HiWay, 7ACRES, Twd., Wana, DOJA, DeeLish, MTL Cannabis, LowKey, R’belle, and Deep Space in our Canadian adult-use market. As markets continue to evolve, we believe the role of brands will become more prominent in consumers’ desire for trustworthy products that deliver quality and consistency of experience. We are investing in our brands to further our position of leadership in the market and to continually strengthen their relationship with consumers. We understand that the success of our products and brands is only achievable with the support and buy-in of customers. As consumer needs and trends evolve, we are continuing to focus our efforts on product categories with the highest and most tangible profit opportunities that also align to customer needs and consumer desires. At the same time, we are significantly optimizing our wholesale capabilities to ensure that our products have the broadest distribution in our highest profit geographies.
•
Leveraging our disciplined “asset-right” model to build world class cultivation and to power our growth - As the cannabis market continues to rapidly evolve, we remain focused on driving efficiency for the greatest return on asset investments. With our acquisition of MTL Cannabis Corp. (“MTL”) completed in fiscal 2026, we have access to world leading genetics and talent that will shape our cultivation practices. Our objective is to excel at our own internal manufacturing capabilities by making selective investments in assets that will accelerate returns and secure long-term sustainable profitability. This means we will invest where necessary and continue to leverage local and/or regional suppliers for raw materials to complement our owned operations. We continually and consistently seek to optimize our operating footprint in order to achieve profitability and foster growth while retaining a steadfast commitment to the quality of our products and the integrity of our global supply chain.
•
Unparalleled exposure to the expanding U.S. cannabis market - Unlike other cannabis businesses, our investment in Canopy USA provides a unique opportunity to maximize the value of our previously-held conditional U.S. THC investments. We have an unconsolidated and non-controlling interest in Canopy USA which is, and is expected to continue to be, accounted for as an equity method (fair value) investment until such time as both the NASDAQ Stock

Market and The New York Stock Exchange permit the listing of companies that consolidate the financial statements of entities that cultivate, distribute or possess marijuana (as defined in 21 U.S.C 802) in the United States for non-medicinal purposes (the “Stock Exchange Permissibility Date”). We continue to explore brand opportunities to continue building a foundation for us to participate indirectly in the world’s largest and fastest growing cannabis market and to offer our shareholders unique exposure to this market’s growth. See “Risk Factors – Our expansion plans into the United States rely upon the continued operations and success of Canopy USA and its subsidiaries and the anticipated benefits of the strategy involving Canopy USA is uncertain and may not be realized; and the fair value of our equity method investment in Canopy USA is volatile” under Item 1A of this Comprehensive Form 10-K.

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
•
Extracts and Concentrates: This category includes softgel capsules which offer a convenient, precise, and discrete dosing solution for those interested in consuming their cannabis in pill form and are available in a variety of concentrates, from micro to full doses. In addition to our historic experience in the softgel product category, which we feel is a competitive advantage, this category also represents a precise and low-cost consumption option for consumers while continuing to be attractive from a margin perspective for the Company. We also produce one of the leading brands of hash, a concentrated extract derived from the trichomes of the plant. Our hash has been a market leader, standing out among competitors because of its consistency, texture and potency sought out by more experienced cannabis consumers.
•
Cannabis Edibles: This category includes a range of ingestible products including gummies. Current products offer a discreet and dosable cannabis experience and are available in a variety of flavors and sizes. We continue to view the edibles category as one of the major long term growth drivers within the cannabis industry.
•
Cannabis Vapes: Our vapes are designed to bring effective and reliable technology to the vaping category. Our “510” vape concentrate cartridges and all-in-one vape devices are available in a variety of strains, with a range of THC and CBD levels. Our vapes are tamper-resistant, adhere to Health Canada’s regulations and we are continually reviewing and testing all inputs to ensure the highest quality and reliability of cannabinoids, terpenes and tamper-resistance features. Our vape cartridges are tested to the FDA standard for leachability to ensure the reduction of heavy metals and contaminants leaching into the extract. Our all-in-one vape products are produced using UL 8139 or equivalent Certified Safe Manufacturing standards which evaluate the safety of the integrated systems of a vape device and safety features and mechanisms that protect the user from harm when using the device. All of our vape battery cells are certified to UL 1642 or an equivalent safety standard.

Devices and Delivery Technology

In addition to the vape pens and cartridge products that we offer in the legal cannabis market in Canada, through Storz & Bickel, we manufacture and sell medical cannabis and dry herb vaporizer devices. Storz & Bickel operates in an internationally certified facility dedicated to manufacturing medical devices. The certified medical vaporizers and dry herb vaporizers are exported to over 100 markets around the world. Storz & Bickel currently holds registrations to sell their medical devices Volcano Medic 2, and Mighty+ Medic in Australia, Canada, the European Union, Israel, Switzerland, and the United Kingdom and meet the country specific requirements including, but not limited to, electrical safety, biocompatibility, usability, as well as clinical performance and general safety. The Storz & Bickel dry herb vaporizers are crafted in the same facility and with the same attention to performance and safety as their medical devices and they undergo rigorous manufacturing procedures and are either TÜV Süd-certified or UL listed (UL8139).

On September 9, 2025, Storz & Bickel launched the Veazy®, an accessible new addition to its premium portable vaporizer portfolio, extending the Company’s precision engineering to a broader audience. The Veazy is the first vaporizer from Storz & Bickel to be available in multiple colors that blend style with function—Charming Pink, Inspiring Orange, Dynamic Blue and Alluring Black.

Brand Portfolio

Our diverse brand portfolio enables us to effectively reach a broad spectrum of consumers for a variety of needs and occasions throughout their day – whether for adult-use or for medical purposes. Our product portfolio consists of Adult-Use Brands, Medical Brands, and Devices - as well as brands that we license from others, referred to as our “Affiliated Brands” below.

Adult-Use Brands

Tweed is our flagship cannabis brand. Designed for everyday hardworking Canadians, Tweed offers dependable products across dried flower, pre-rolls, vapes, oils and softgels. Tweed’s familiar formats are made to fit seamlessly into any routine.

DOJA is based in British Columbia’s picturesque Okanagan Valley, where DOJA’s premium, hand-crafted flower is grown. Born with a rebellious spirit and respect for the land, DOJA stays true to its West Coast roots proudly representing those “Of a Different Strain.”

7ACRES is crafted by knowledgeable cannabis minds, who share a passion for the product. Every effort is made to ensure that each harvest is greater than the last and celebrated with true-to-plant aromas and flavours across flower, pre-rolls, infused pre-rolls, vapes and concentrates.

DeeLish is the newest brand in our portfolio. A no-frills value brand built for everyday consumers, DeeLish offers everyday pricing and rotating genetics that keep the lineup fresh. Available in flower and pre-roll formats.

Deep Space is an out-of-this-world brand. With high potency products and a bold brand presence, Deep Space is made for those who search for high impact experiences from infused pre-rolls and super sour edibles.

MTL Cannabis is a symbol of authenticity, quality, and passion. Known for high-THC, terpene-rich indoor flower and precision-rolled pre-rolls, MTL Cannabis is built for discerning consumers who expect the very best. With award-winning genetics and hand-finished craftsmanship, MTL Cannabis represents the foundation of who we are: growers first, always focused on delivering consistent excellence.

HiWay is a value brand that offers a variety of products at a convenient price point. From dried flower to pre-rolls, HiWay’s products have the trusted quality that our consumers rely on.

LowKey by MTL Cannabis is approachable, fun, and designed for every moment. It’s cannabis for connection, creativity, and relaxation — without compromising on quality. By combining value-driven pricing with consistent indoor-grown products, LowKey gives more people access to cannabis they can trust, whether it’s flower, pre-rolls, or concentrates.

Maitri is a Québec-exclusive brand focused on expertly-cultivated cannabis strains with high THC. Maitri is designed to bring the natural beauty of the province into your home.

R’belle is a premium small-batch brand in Quebec, crafted for those who want something unique and elevated. With limited releases, exclusive genetics, and striking presentation, R’belle is cannabis designed to stand out. It’s where craft innovation meets consumer sophistication — bold, rebellious, and unforgettable.

Twd. is a value brand with simple go-to offerings across flower, pre-rolls and oil.

Medical Brands

Spectrum Therapeutics is our brand of medical cannabis products designed to optimize the therapeutic benefits of medical cannabis as prescribed by a medical practitioner. Branded products include cannabis oils, softgels and dried flower. Spectrum Therapeutics is also an e-commerce, multi-brand platform within the Canadian medical cannabis market.

Canada House Clinics operates 13 clinic locations in seven provinces including both standalone and embedded locations inside third-party medical clinics, that are dedicated to helping clients on the front lines and serving veterans.

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

Apollo is an online medical cannabis clinic providing patients in Canada wide access to free, fully virtual medical cannabis consultations.
Abba Medix is a veteran focused Canadian medical cannabis online distribution platform, primarily serving veterans.
Devices		Affiliated Brands
Storz & Bickel	Based in Tuttlingen, Germany, Storz & Bickel are designers and manufacturers of medically approved herbal vaporizer devices, most notably the Volcano Medic 2 and the Mighty+ Medic, Venty and Veazy.	Claybourne™ is a California-based cannabis brand established in 2017, known for producing high-quality products with a focus on consistent, detail-oriented cultivation and processing.

Wana is an innovative edibles brand that is setting the standard through their thoughtfully crafted gluten-free, vegan recipe gummies. Wana is about making every ordinary day just a little more special.

Our Operations

Canadian Operations

Medical

Under the Cannabis Act, license holders are able to sell medical cannabis through the mail to registered patients. Through the Spectrum Therapeutics and Abba Medix websites, patients who have registered with one of our Clinics (as defined below) are able to purchase products online and have them shipped directly to the address indicated on their registration document.

We have developed several programs to improve access to medical cannabis for authorized patients. First, we provide an income-tested compassionate pricing program whereby eligible low-income patients may obtain a discount on regular prices of medical cannabis through the Spectrum Therapeutics medical shop and on the Abba Medix online platform. We also have multiple offerings for veterans of the Canadian Armed Forces, including a team of customer care agents dedicated to assisting veterans with registration, ordering and insurance coverage; pre-approval and direct billing of Veterans Affairs Canada (“VAC”) to ensure uninterrupted access to medication as well as full coverage (through VAC) of all cannabis products offered in our online Spectrum Therapeutics and Abba Medix medical shops. Veterans do not have to pay out of pocket for any product; and can access special offers on our Storz & Bickel devices. For non-veterans, we also provide support through our customer care team to help patients identify if their medication is covered under the growing number of private health plans that have a medical cannabis component.

In our effort to drive awareness of our products and services, we work closely with patient educators of specialty medical cannabis clinics and continue to hold community events (to the extent allowable within the regulatory environment) to build relationships and education on the offerings from Spectrum Therapeutics and Abba Medix.

Together, Abba Medix, Canada House and Apollo Cannabis Clinics (“Apollo”, and together with Canada House, our “Clinics”) provide Canada-wide access to free, fully virtual medical cannabis consultations – no referral required. Patients receive personalized treatment plans, ongoing education, and continuous support. To date, Apollo has helped thousands of Canadians manage a variety of general and complex medical conditions through evidence-based care. Our Apollo clinic has been named Best Medical Cannabis Clinic in the 2025 Toronto Star’s Readers’ Choice Awards, a public vote that reflects the trust patients place in Apollo’s care.

Adult-Use

Our cannabis cultivation operations are focused in three facilities, our hybrid greenhouse facility in Kincardine, Ontario, a second indoor facility in Pointe Claire, Quebec, and third facility in Louiseville, Quebec. We believe that the capacity from these facilities will collectively meet the current demand for dried flower across our entire house of brands both domestically and internationally. Further, the receipt of EU-GMP certification at the Kincardine facility enables us to continue exporting certified medical cannabis to medical markets in Europe and Australia.

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

Europe

Canopy Growth’s production and distribution facility in Europe is in Sankt Leon-Rot, Germany. Our Canopy Medical and Spectrum Therapeutics brands continue to serve this medical market with operations in Germany and Poland. In addition, the Tweed brand was successfully re-introduced into Germany in fiscal 2026. Our European medical cannabis business operates in accordance with the specific regulatory framework in place in the relevant jurisdictions, including supplying EU-GMP as applicable to medical cannabis products.

In addition to medical cannabis, our operations in Europe also include Storz & Bickel, the award-winning manufacturers of vaporizers and related accessories. The corporate offices and production facility of Storz & Bickel are located in Tuttlingen, Germany where we are focused on the production of the CRAFTY®, VENTY®, VEAZY®, PLENTY® and MIGHTY+® and the classic VOLCANO®.

United States

We are not considered a U.S. Marijuana Issuer (as defined in the Canadian Securities Administrators Staff Notice 51-352 – Issuers with U.S. Marijuana-Related Activities (the “Staff Notice”)) nor do we have material ancillary involvement in the U.S. cannabis industry in accordance with the Staff Notice. While we have an investment in Canopy USA, which is a platform that is intended to enable such U.S.-based companies that may themselves participate in the U.S. cannabis market to operate, the transaction structure was intended to ensure that we do not violate the federal laws of the United States respecting cannabis and do not allow us to participate in cannabis activities in the United States or direct the activities of Canopy USA. Where a non-controlled affiliate has expressed an intent to enter the U.S. cannabis market, we have taken steps to insulate ourselves from all economic and voting interests. See “Business – Our Company – Canopy USA” and “Business – Government Regulation – U.S. Regulatory Framework” for further discussion.

Australia and New Zealand

Early in fiscal 2018, we launched our Australian operations and Spectrum Therapeutics began selling medical cannabis to doctors prescribing its products. Spectrum Therapeutics continues to support Australian medical patients through imported products. Additionally, Storz & Bickel medical devices, notably the MIGHTY+ MEDIC®, is also available to patients in Australia. The MIGHTY+ MEDIC is listed on the Australian Register of Therapeutic Goods since 2019.

For medical devices to be legally supplied in New Zealand, they must be notified to the New Zealand Medicines and Medical Devices Safety Authority’s Web Assisted Notification of Devices (“WAND”) database. The Storz & Bickel medical devices have been notified to the WAND database.

Loan Agreement

On January 8, 2026, the Company entered into a loan and guaranty agreement (the “Loan Agreement”), by and among the Company, as a borrower, certain subsidiaries of the Company party thereto, as borrowers and/or guarantors, the parties identified therein as lenders (the “Lenders”), and JGB Collateral LLC, as administrative and collateral agent (“JGB”), pursuant to which, among other things, the Lenders advanced US$150 million in cash pursuant to a senior secured term loan in the aggregate principal amount of approximately US$162.1 million (collectively, the “Loans”). The Loans were funded on January 8, 2026 (the “Loan Closing Date”) with an original issue discount of approximately US$12.1 million. The Loans mature on the earlier of (i) January 31, 2031, and (ii) the date that is 120 days prior to the maturity date of our outstanding senior unsecured convertible debentures with an aggregate principal amount of $55.0 million maturing on July 8, 2031.

The outstanding principal amount of the Loans bear interest at an annual rate equal to the applicable Term SOFR rate (subject to a minimum floor of 3.25%) plus 6.25%. Interest on the Loans will be paid monthly in arrears in cash. Following the first anniversary of the first interest payment date, each Lender will have the option to require the borrowers to repay such Lender its pro rata share of up to US$3.0 million of principal per calendar month on each payment date thereafter. Prepayment and repayment of the Loans will be subject to (i) an interest make-whole equal to 12 monthly interest payments less any payments made by the borrowers on account of interest prior to the date of such prepayment for any prepayments or repayments made during the first year of the Loans and (ii) an exit fee equal to approximately US$6.5 million, provided that, with respect to any partial prepayment or repayment of the Loans, only the pro rata portion of such exit fee will be payable at the time of each such partial payment. The Loans and obligations under the Loan Agreement and other related loan documents are secured by substantially all of the assets of the Company and each of its material subsidiaries.

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

A portion of the net proceeds from the Loans was used to repay all outstanding amounts owing under the Company’s previous first lien senior secured term loan facility (the “Credit Facility”).

On June 15, 2026, the Company amended the Loan Agreement pursuant to a first amendment to loan and guaranty agreement (the “Amendment”), by and among the Company, as a borrower, certain subsidiaries of the Company party thereto, as borrowers and/or guarantors, certain lenders party thereto, and JGB. Pursuant to the Amendment, the Lenders have, among other things, restricted (the “Exchange Restriction”) the Company’s and certain of its subsidiaries’ ability to exchange any Non-Voting Shares into Canopy USA Class B Shares (as defined below) at any time prior to the Stock Exchange Permissibility Date.

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

On February 28, 2025, the Company established a new at-the-market equity program that allowed it to issue and sell up to US$200 million of Canopy Shares to the public from time to time at the Company’s discretion (the “February 2025 ATM Program”) pursuant to an equity distribution agreement (as amended, the “February 2025 Equity Distribution Agreement”) entered into among the Company and the Agents. The February 2025 Equity Distribution Agreement replaced the 2024 Equity Distribution Agreement. As of March 31, 2026, the February 2025 ATM Program has been completed.

On August 29, 2025, the Company established a new at-the-market equity program that allows it to issue and sell up to US$200 million of Canopy Shares to the public from time to time at the Company’s discretion (the “August 2025 ATM Program”, and together with the June 2024 ATM Program and the February 2025 ATM Program, the “ATM Programs”) in concurrent public offerings in the United States (the “U.S. Offering”) and Canada; provided, however; that (i) sales of Canopy Shares in the August 2025 ATM Program in Canada is limited to aggregate gross sales proceeds to the Company of up to US$50 million (or its Canadian dollar equivalent) (the “Canadian Offering”); and (ii) in no event will the combined gross sales proceeds of the August 2025 ATM Program in the United States and Canada exceed US$200 million. The Company established the August 2025 ATM Program pursuant to an equity distribution agreement (the “August 2025 Equity Distribution Agreement”) entered into among the Company and the Agents.

The August 2025 ATM Program will be effective until the earlier of (A) June 5, 2027; (B) the issuance and sale of Canopy Shares having an aggregate offering price of US$200 million on the terms and subject to the conditions set forth in the August 2025 Equity Distribution Agreement; (C) the date on which the Company’s registration statement, as amended, filed with the SEC (the “Registration Statement”) has ceased to be useable for sales of Shelf Securities (as defined in the August 2025 Equity Distribution Agreement) pursuant to General Instruction I.B.1 of Form S-3; (D) the date on which the Company receives notice from the SEC that the Registration Statement has ceased to be effective; and (E) the date on which the August 2025 Equity Distribution Agreement is terminated by the parties. Notwithstanding the foregoing, the Canadian Offering will automatically terminate on the earlier of (i) July 5, 2026; (ii) the date on which the issuance and sale of Canopy Shares in the Canadian Offering equals US$50 million (or its Canadian dollar equivalent); (iii) the date on which the Company receives notice from the Ontario Securities Commission that the Company’s Canadian short form base shelf prospectus dated June 5, 2024 has ceased to be effective; or (iv) the date on which the August 2025 Equity Distribution Agreement is terminated pursuant to clauses (A) through (E) above; provided, however, that a termination of the Canadian Offering as contemplated by clauses (i), (ii) and (iii) above will in no case affect the U.S. Offering and the August 2025 Equity Distribution Agreement will continue in full force and effect with respect to the U.S. Offering. The August 2025 Equity Distribution Agreement replaced the February 2025 Equity Distribution Agreement.

During the fiscal year ended March 31, 2026, the Company sold 127,505,498 Canopy Shares for gross proceeds of approximately $238.4 million (US$173.3 million) under the February 2025 ATM Program and 56,206,101 Canopy Shares for gross proceeds of approximately $135.8 million (US$98.0 million) under the August 2025 ATM Program. As of June 11, 2026, we can issue and sell up to US$102.0 million of Canopy Shares under the August 2025 ATM Program.

Acquisition of MTL

On December 14, 2025, we entered into an arrangement agreement, as amended on January 6, 2026 with MTL, pursuant to which, among other things, we agreed to acquire all of the issued and outstanding common shares in the capital of MTL (the “MTL Shares”) in accordance with a plan of arrangement under the Canada Business Corporations Act (the “MTL Arrangement”). Pursuant to the terms of the MTL Arrangement, shareholders of MTL received 0.32 of a Canopy Share and $0.144 in cash (the “Cash Consideration”) for each MTL Share held immediately prior to the closing of the MTL Arrangement.

In connection with the MTL Arrangement:

•
each outstanding warrant to purchase MTL Shares that was out-of-the-money (each, a “MTL Warrant”) was exchanged for a replacement warrant (a “Replacement Warrant”) to acquire from Canopy Growth the number of Canopy Shares as is equal to (a) the number of MTL Shares issuable on the exercise of such MTL Warrant immediately prior to the effective time of the MTL Arrangement (the “Effective Time”), multiplied by (b) 0.32. The exercise price per Canopy Share subject to any such Replacement Warrants is equal to the price per Canopy Share that was otherwise payable to acquire a MTL Share pursuant to the MTL Warrant it replaced less an amount equal to the Cash Consideration;
•
each outstanding option to purchase MTL Shares that was out-of-the-money (each, a “MTL Option”) was exchanged for a replacement option (a “Replacement Option”) to acquire from Canopy Growth the number of Canopy Shares as is equal to (a) the number of MTL Shares issuable on exercise of such MTL Option immediately prior to the Effective Time, multiplied by (b) 0.32. The exercise price per Canopy Share subject to any such Replacement Option is equal to the price per Canopy Share that was otherwise payable to acquire a MTL Share pursuant to the MTL Option it replaced less an amount equal to the Cash Consideration; and
•
each outstanding compensation option (collectively, “MTL Compensation Options”) to purchase units of MTL (the “MTL Units”) was exchanged for a compensation option (a “Replacement Compensation Option”) to acquire from Canopy Growth the number of units (the “Canopy Units”) as is equal to (a) the number of MTL Units that were issuable on exercise of such MTL Compensation Option immediately prior to the Effective Time, multiplied by (b) 0.32. The exercise price per Canopy Unit subject to any such Replacement Compensation Option is equal to the price per Canopy Unit that was otherwise payable to acquire a MTL Unit pursuant to the MTL Compensation Option it replaced less an amount equal to the Cash Consideration. Each Canopy Unit is comprised of one Canopy Share and one half of one Canopy Growth warrant (each whole warrant, a “Canopy Unit Warrant”), with each Canopy Unit Warrant exercisable to acquire one

Canopy Share until September 19, 2028 at an exercise price of C$2.61 per Canopy Share, subject to adjustment in accordance with its terms.

On March 16, 2026, we completed the acquisition of MTL and now own 100% of the issued and outstanding MTL Shares.

In aggregate, upon closing of the transaction, we issued 41,232,337 Canopy Shares and made a cash payment of $18.5 million pursuant to the MTL Arrangement as consideration to the shareholders of MTL for the MTL Shares. In addition, 2,956,391 Canopy Shares were issued under the MTL Arrangement to certain former shareholders (the “MC Shareholders”) of Montreal Cannabis Medical, Inc. (“MC”) in exchange for a release of all prior obligations owing to the former MC Shareholders in connection with MTL’s prior acquisition of MC. The Canopy Shares issued to the MC Shareholders are subject to an 18-month restriction on transfer. The Company also issued 7,446,919 Replacement Warrants, 160,000 Replacement Options and 70,515 Replacement Compensation Options.

Government Contracts

In Canada, we sell cannabis and cannabis products to cannabis control authorities in all of the provinces and territories in Canada (other than Saskatchewan which does not have a central cannabis control authority), where each such cannabis control authority is the sole wholesale distributor and in certain provinces, the sole retailer, of cannabis and cannabis products in the relevant province. We sell these products to the various cannabis control authorities under supply agreements that are subject to terms that allow for renegotiation of sale prices and termination at the election of the applicable cannabis control authority. In particular, the cannabis control authorities may in the future choose to stop purchasing our products, may change the prices at which they purchase our products, may require that we provide them with the lowest purchase price in line with what we offer another third-party, may return our products to us at any time and, in certain circumstances, may cancel purchase orders at any time including after products have been shipped. For the year ended March 31, 2026, we had approximately $130.2 million in gross sales to cannabis control authorities and no cannabis control authority accounted for 10% or more of our net consolidated revenue.

Intellectual Property and Product Safety

Intellectual Property

The proprietary nature of, and protection for, our products, technologies and processes are important to our business. We rely on a combination of trademarks and know-how with a limited portfolio of patents (utility and design), to protect our intellectual property. The duration of the protection afforded by our registered intellectual property varies by the nature of the registration, but we manage renewals and notices on an on-going basis to ensure that our intellectual property is protected in line with our strategic focus under applicable law in various jurisdictions.

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

Collected data is then used to perform signal detection activities and prepare periodic aggregate safety reports to evaluate the benefit-risk profile of our products.

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
•
Simplification of the security measures including intrusion detection, secure storage, and motion detection in areas where cannabis is being handled and processed;
•
Packaging simplification to the immediate container for all classes of cannabis products except cannabis seeds;
•
Removal of the requirement to submit a notice of new cannabis product for dried and fresh cannabis products;
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
•
Several consumer-focused changes to packaging and labelling requirements, including:
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
o
Permission to use other images and information on wrappers if required by another act or regulation; and
o
Permission to include product counterfeiting measures such as a barcode or quick response (QR) code; and
•
Removing the requirements to file the annual reports of promotional expenses and activities and key investor reports for license holders who are wholly owned by publicly traded entities.

Beyond medical cannabis sales, the Cannabis Act does not govern the retail sales of cannabis in the adult-use market. Retail sales of cannabis are governed by provincial legislation which contemplates the sale and distribution of cannabis to adult use customers. The provincial and territorial regulations in Prince Edward Island, Nova Scotia (with limited exceptions for certain
Mi’kmaw communities) and Quebec allow only for government-run cannabis stores, while the provincial and territorial regulations in Ontario, Alberta, Newfoundland and Labrador, Nunavut, Yukon, Northwest Territories, Saskatchewan and Manitoba leave the retail sale of cannabis to the private sector. In New Brunswick and British Columbia, provincial and territorial regulations allow for a hybrid model in which both public and private stores can operate. In addition, in Ontario, British Columbia, New Brunswick, Nova Scotia, Newfoundland and Labrador, Northwest Territories, Yukon, Prince Edward Island and Quebec, the provincial body is solely responsible for online sales.

European Union Regulatory Framework

While each country in the European Union (“EU”) has its own laws and regulations, many common practices are being adopted relative to the developing and growing medicinal cannabis market. For example, to ensure quality and safe products for patients, many EU countries only permit the import and sale of medical cannabis from EU-GMP certified manufacturers.

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

The government of Germany has proposed to tighten the Medicinal Cannabis Law. There is a draft bill from the German Federal Government dated December 3, 2025 (docket no. 21/3061), which was debated in the German Bundestag at its first reading on December 18, 2025. In particular, discussions are focusing on a possible ban on the postal delivery of medicinal cannabis, as well as a requirement for cannabis patients to visit a local doctor’s office regularly, for example once a year. It is unclear whether and/or when these proposals will be turned into law.

The government of Germany presented a further draft bill aimed at stabilizing contributions to statutory health insurance (Entwurf eines Gesetzes zur Stabilisierung der Beitragssätze in der gesetzlichen Krankenversicherung). Under this proposal, reimbursement entitlements for treatment with medicinal cannabis will, in the future, be restricted to treatment with standardized-quality extracts and medicinal products containing the active ingredients dronabinol and nabilone. Consequently, the costs of treatment with cannabis flowers will no longer be reimbursed by statutory health insurance. This draft bill has not yet been debated in the German Parliament (Bundestag) and the impact of this legislation on the Company’s operations and cash flow, if adopted is expected to be limited.

Australia Regulatory Framework

Medicinal cannabis was federally legalized in Australia in 2016 under the Therapeutic Goods Act 1989 (Cth) (the “Act”). While adult-use cannabis is not currently permissible in Australia, the Australian Capital Territory has decriminalized the adult possession of up to 50 grams of dried cannabis in public and 150 grams of fresh cannabis. However, selling, supplying, or sharing cannabis remains illegal without federal licensing. The Office of Drug Control grants licenses for the cultivation, production, and manufacture of cannabis for medicinal and scientific reasons in accordance with the Narcotic Drugs Act 1967 (Cth). The majority of medicinal cannabis products prescribed in Australia are done pursuant to the authority of Therapeutic Goods Administration (“TGA”) under the Therapeutics Goods Act (1989). In addition, the Office of Drug Control manages import and export regulations, including issuing permits for medicinal cannabis. We hold the licensing for the registration of our cannabis products as well as the necessary permissions for the import and distribution of sale of medical cannabis in Australia.

With respect to the sale of vaporizers in Australia, the regulations have changed since implementation. On March 1, 2024 the importation of all non-therapeutic vapes or personal importation of all vapes became prohibited by the TGA. Our Storz & Bickel vapes, namely the VOLCANO MEDIC 2 and MIGHTY+ MEDIC, are registered as a medical device with the TGA and therefore is not subject to the limitations imposed by the ban (but still requires import permits or notice as required under the Act).

As therapeutic vapes, the Storz & Bickel devices may still be lawfully supplied by pharmacists and physicians in Australia to patients, provided those vapes continue to meet the relevant applicable regulatory standards set forth by the TGA.

U.S. Regulatory Framework

Forty-one states, the District of Columbia, Puerto Rico, the Virgin Islands, Guam, and Northern Mariana have passed legislation or legalized some form of cannabis use for certain medical purposes. Twenty-four of those states, the District of Columbia, Guam, and Northern Mariana, have also legalized cannabis for adults for non-medical purposes (sometimes referred to as adult or recreational use). Eight additional states have legalized forms of low-potency cannabis for select medical conditions. Only three states continue to prohibit cannabis entirely, although one of those states has decriminalized possession of small amounts, leaving only Idaho and Kansas with complete criminalization. Prior to a Final Order announced by the U.S. Department of Justice (the “DOJ”) on April 23, 2026, cannabis other than “hemp,” as defined in statute, was categorized as a Schedule I controlled substance under the Controlled Substances Act (21 U.S.C. § 811) (the “CSA”), making it illegal under federal law in the U.S. to cultivate, distribute, or possess cannabis without the relevant registrations. The DOJ Final Order placed FDA approved products and products containing cannabis subject to a qualifying state-issued license for medical use in Schedule III of the CSA. The DOJ also announced a new hearing process to continue the process to fully remove marijuana from Schedule I to Schedule III. The hearing will begin on June 29, 2026.

Despite the recent U.S. federal government actions, which are subject to legal challenge, there remain conflicting views between state legislatures and the U.S. federal government regarding cannabis, the legality of investment in cannabis businesses in the U.S. is not fully settled and there can be no assurances that federal or state authorities will consider such investments to be compliant with applicable law and regulations.

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

In light of limited investigative and prosecutorial resources, the Cole Memorandum concluded that the DOJ should be focused on addressing only the most significant threats related to cannabis. The Cole Memorandum was later rescinded by U.S. Attorney General Jeff Sessions under the Trump Administration. Despite this rescission, the DOJ has not prioritized the enforcement of the CSA’s prohibition on cannabis against cannabis companies complying with the state law and their vendors for over nine years.

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

In February 2014, the Financial Crimes Enforcement Network (“FinCEN”) of the U.S. Treasury Department issued a memorandum on Bank Secrecy Act (“BSA”) Expectations Regarding Marijuana-Related Businesses (the “FinCEN Marijuana-Related Guidance”) providing instructions to banks seeking to provide services to cannabis-related businesses. The FinCEN Marijuana-Related Guidance states that in some circumstances, it is permissible for banks to provide services to cannabis-related businesses without risking prosecution for violation of federal money laundering laws. Despite this guidance, under U.S. federal law it may, under certain circumstances, be a violation of federal money laundering statutes for financial institutions to accept any proceeds from cannabis sales or any other Schedule I controlled substances. Banks and other financial institutions could be prosecuted and possibly convicted of money laundering for providing services to U.S. cannabis businesses. Under U.S. federal law, banks or other financial institutions that provide a cannabis business with a checking account, debit or credit card, small business loan or any other service could be found guilty of money laundering or conspiracy. Due to this uncertainty, many U.S. banks and certain Canadian banks are reluctant to transact business with U.S. cannabis companies. While the federal government has not initiated financial crimes prosecutions against state-law compliant cannabis companies or their vendors, the government theoretically could. Further, while the FinCEN Marijuana-Related Guidance is presumptively still in effect, FinCEN could elect to rescind the FinCEN Marijuana-Related Guidance at any time.

FinCEN, along with other federal banking regulators, released an interagency statement on Providing Financial Services to Customers Engaged in Hemp-Related Businesses in December 2019 (“FinCEN Hemp Statement”). In June 2020, FinCEN issued further guidance regarding Due Diligence Requirements under the BSA for Hemp-Related Business Customers (“FinCEN Hemp Guidance”). The FinCEN Hemp Statement and FinCEN Hemp Guidance provided financial institutions with anti-money laundering risk considerations for hemp-related businesses to ultimately enhance the availability of financial services for, and the financial transparency of, hemp-related businesses in compliance with federal law. The FinCEN Hemp Statement and FinCEN Hemp Guidance do not replace or supersede the FinCEN Marijuana-Related Guidance. To date, there have been no revisions to this guidance reflecting the recent DOJ Final Order rescheduling of certain medical cannabis products.

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

On May 16, 2024, the DEA issued a proposed rule to reclassify marijuana from its current classification as a Schedule I drug to a Schedule III drug. The CSA provides that substances in Schedule III have a moderate to low potential for physical and psychological dependence and reclassification of marijuana from a Schedule I to a Schedule III drug would thereby loosen certain DEA restrictions. Nonetheless, the DEA has made clear that if reclassification were to take place, the “regulatory controls applicable to Schedule III controlled substances would apply” which includes controls related to the manufacture, distribution, dispensing, and possession of marijuana. Of note, the proposed rule applies only to marijuana as defined in the CSA, i.e., limited to the plant and derivatives of the plant. The proposed rule did not therefore apply to synthetically derived THC or hemp as it is defined by the CSA. The comment period to the proposed rule lasted 60 days from its publication in the Federal Register, which was on May 21, 2024. The comment period ended on July 22, 2024, yet the formal rulemaking process remains ongoing.  In a Final Order announced April 23, 2026, the DOJ placed FDA approved products containing marijuana and marijuana products regulated by a state medical marijuana license in Schedule III of the CSA.  The DEA also stated in the April 23, 2026 announcement that the DEA is withdrawing notice of the prior hearing and will hold a new administrative hearing starting on June 29, 2026 to consider the broader rescheduling of marijuana from Schedule I to Schedule III. The DOJ actions do not change the status of any cannabis products under the Federal Food, Drug, and Cosmetic Act, which is implemented by the FDA. To date, all FDA approved products containing cannabis are prescription drugs, approved through the FDA drug approval process.

The recent DOJ actions were taken in accordance with the December 2025 President Trump executive order (the “Executive Order”) directing the U.S. Attorney General to expedite the completion of the administrative process to reschedule marijuana from Schedule I to Schedule III.

Multiple legislative reforms related to cannabis and cannabis-related banking have been proposed by the federal government in the United States. Examples include the States Reform Act; the Cannabis Administration and Opportunity Act; the Marijuana Opportunity, Reinvestment and Expungement Act; the Secure and Fair Enforcement Regulation (“SAFER”) Banking Act; the Capital Lending and Investment for Marijuana Businesses Act; H.R. 9702 to amend the Internal Revenue Code of 1986 to allow deductions and credits relating to expenditures in connection with marijuana sales conducted in compliance with state law. On September 27, 2023, the Senate Banking, Housing, and Urban Affairs Committee passed the SAFER Banking Act, which would protect financial institutions and other parties accepting money derived from the state-legal cannabis industry by “creat[ing] protections for financial institutions that provide financial services to [state-legal cannabis companies] and service providers for such businesses,” and also explicitly protects insurers. The provisions of the SAFER Banking Act are now pending a Senate floor vote and, if passed in both the Senate and the House, would impact the legal status of financial transactions involving cannabis or state-legal cannabis companies in the following years.

The recent Final Order by the DOJ and the upcoming hearing are subject to challenge through litigation. There can be no assurance the administrative process will result in rescheduling of cannabis under the CSA, or that any of the above pieces of legislation will ultimately be passed into law in the United States in the 119th Congress.

On December 20, 2018, the 2018 Farm Bill was signed into law in the United States. The 2018 Farm Bill, among other things, defines hemp, removes substances that meet the definition of l hemp, including CBD derived from hemp from the CSA and allows for hemp production and sale in the United States. The passage of the 2018 Farm Bill has allowed the Company to advance its hemp interests in the United States. The United States FDA has retained authority over the addition of hemp-derived CBD and THC to products that fall within the Federal Food, Drug, and Cosmetic Act. So far, the FDA has stated that (a) to date, it has approved only one cannabis-derived drug product (a prescription drug to treat two forms of epilepsy and seizures associated with tuberous sclerosis) and three cannabis-related drug products (synthetically derived products), (b) it has seen only limited data about CBD safety and the data it has seen points to risks that need to be considered before taking CBD for any reason, (c) some CBD products are being marketed with unproven medical claims and are of unknown quality, and (d) it is currently illegal to market CBD by adding it to a food or labeling it as a dietary supplement and existing regulatory pathways for foods and dietary supplements are not appropriate for CBD. Since the passage of the 2018 Farm Bill, the FDA has periodically issued warning letters to CBD companies, which have been primarily sent to companies making unfounded medical claims related to major diseases regarding their products. On November 12, 2025, Congress enacted an appropriations bill which modified the definition of hemp, which will go into effect on November 12, 2026. This new definition narrows what qualifies as federally legal hemp, effectively prohibiting most intoxicating hemp products currently sold in the U.S. marketplace.

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

In 2023, the FDA announced that it would not create a regulated pathway for CBD through traditional food or dietary supplement frameworks, and further legislation will be required. Following that announcement, two U.S. Representatives have introduced the Hemp and Hemp-Derived CBD Consumer Protection and Market Stabilization Act of 2023 and the CBD Product Safety and Standardization Act of 2023 to regulate such products. Neither piece of legislation has received a hearing in Congress, and while a stated priority for key members of Congress, there can be no assurance that any legislation regulating CBD will move or become law this Congress or that the FDA will change its approach and create a regulatory pathway for CBD products as food or dietary supplements.

Finally, there are several cases pending in the Second, Fourth, and Ninth Circuits challenging state and local cannabis licensure programs as violative of the Dormant Commerce Clause doctrine, which generally restricts states from enforcing policies that impede interstate commerce.

Our objective is to capitalize on the opportunities presented as a result of the changing regulatory environment governing the cannabis industry in the United States. Unless and until U.S. federal law is effective permitting a lawful pathway through the CSA with respect to medical and/or adult-use cannabis (and as to the timing or scope of the effective date of any such potential changes there can be no assurance), there is a risk that federal authorities may enforce current federal law, and the business of these entities may be deemed to be producing, cultivating, extracting, or dispensing cannabis or the Company may be considered to be aiding or abetting or otherwise engaging in a conspiracy to commit such acts in violation of the CSA and other federal laws in the United States.

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

We are not considered a U.S. Marijuana Issuer (as defined in the Staff Notice) nor do we have material ancillary involvement in the U.S. cannabis industry in accordance with the Staff Notice. While we have an investment in Canopy USA, which is a platform that is intended to enable such U.S.-based companies that may themselves participate in the U.S. cannabis market to operate, the transaction structure was intended to ensure that we do not violate the federal laws of the United States respecting cannabis and does not allow us to direct the activities of Canopy USA. Where a non-controlled affiliate has expressed an intent to enter the U.S. cannabis market, we have taken steps to insulate ourselves from all economic and voting interests.

Competition

Health Canada issues licenses to cultivate, process and/or sell cannabis under the Cannabis Act. According to the Health Canada website, as of the date of this Comprehensive Form 10-K, 952 licenses to cultivate, distribute or sell cannabis have been issued. When considering the competitive landscape for cannabis production, cultivation and sale, each license issued by Health Canada is connected to a specific entity and a specific property, so to commence a new production site, an entity must apply for a new license. Due to the number of licensees in Canada and the limited distribution channels for cannabis products, in the adult-use market, we compete on the basis of quality, price, brand recognition, consistency and variety of cannabis products. Internationally, the capacity of cannabis companies to operate is limited to those countries which have legalized aspects of the production, distribution, sale and use of cannabis. To date, only a limited number of international jurisdictions currently allow the sale of medical cannabis to patients and even fewer have permitted non-medicinal use of cannabis.

In our strategy towards medical cannabis sales both in Canada and in Europe, we place a distinct focus on physician and pharmacist familiarity and education to instill confidence in the effectiveness of our medical product portfolio for their patients. For adult-use cannabis, we devote significant time to our relationship with provincial wholesalers to ensure that our products are present in retail stores and readily available for customers to purchase.

Overall, the barriers to entry remain low. Certain companies in the Canadian cannabis market have elected to enter into contract manufacturing arrangements with license holders pursuant to which the license holder cultivates, processes and sells cannabis under the brand of the contracting company without the contracting company being required to own its own cannabis production assets. This can reduce the barriers to entry for branding companies and increase the number of cannabis products available to consumers; however, such arrangements are contingent on procuring favorable terms under manufacturing arrangements with license holders and are still subject to the ongoing requirements of maintaining cannabis production assets.

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

Reportable Segments

Prior to the three months ended June 30, 2025, we had the following four reportable segments: (i) Canada cannabis, (ii) International markets cannabis, (iii) Storz & Bickel, and (iv) This Works (divested December 18, 2023). Following a change in our CODM (as defined below) and internal reorganizations initiated by us in the three months ended March 31, 2025, we changed the structure of our internal management reporting. Accordingly, as of the three months ended June 30, 2025, we began reporting our financial results for the following two reportable segments:

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

As leaders in providing medical cannabis to patients in Canada, our award winning network of clinics allows us to serve patients nationwide across the Apollo, Canada House, and Abba Medix banners. Our primary focus is on ensuring the patient comes first by providing quick access to medical care to start their cannabis journey or helping medical cannabis patients seek reimbursement for their medicines. We are strong advocates for our patients and consistently seek to deliver products that are responsive to their needs.  Our Spectrum Therapeutics and Abba Medix medical brands are leaders in medical cannabis. Spectrum Therapeutics and Abba Medix produce and distribute a diverse portfolio of medical cannabis products to medical customers in Canada. The sale of medical cannabis to patients in Canada is the only sales channel in which we are permitted to sell products directly to our consumer. Accordingly, we continue to invest in patient education, medical practitioner support and our broader medical cannabis network, solidifying our position as a trusted leader in the Canadian medical cannabis market. We serve the needs of medical patients through a wide range of cannabis products across a variety of brands, formats and strains, distributed through our e-commerce shop and the Abba Medix online platform.

We also believe that everyone who is eligible to be prescribed medical cannabis should have access to it, regardless of their income. Spectrum Therapeutics provides an income-tested compassionate pricing program, whereby eligible low-income patients can obtain a discount on regular prices. Additionally, we offer active military members and veterans without coverage a discount on regular prices through both Abba Medix and Spectrum Therapeutics platforms. Spectrum Therapeutics was the first in our industry to provide a compassionate pricing program, and today, we have several other programs to improve access to medical cannabis for authorized patients. As of March 31, 2026, there were 6,694 Spectrum Therapeutics patients and 331 Abba Medix patients accessing the veterans and compassionate pricing programs. We offer support for our veterans of the Canadian Armed Forces, including a team of customer care agents dedicated to assisting veterans with registration, ordering and insurance coverage; pre-approval and direct billing of VAC to ensure uninterrupted access to medication as well as full coverage (through VAC) of all cannabis products offered in our online Spectrum Therapeutics medical shop and via the Abba Medix online platform. Veterans do not have to pay out of pocket for any product; and can access special offers on our Storz & Bickel devices. For non-veterans, we also provide support through our customer care team to help patients identify if their medication is covered under the growing number of private health plans that have a medical cannabis component.

Canadian Adult-Use Market

We are focused on leveraging our capabilities and scale in order to optimize our operating footprint and achieve profitability and growth. Our strategy in Canada includes:

•
Continuing the launch of our portfolio of innovative, consumer-centric, premium-focused adult-use cannabis products, specifically: inhalable cannabis (whole and pre-rolled flower, infused pre-rolls, vape and concentrates), ingestible cannabis (e.g. edible formats like gummies) and cannabis extracts (predominantly oils, softgels and hash) across Canada.
•
Strengthening our connection with consumers by offering differentiated brands and product portfolios that resonate with them. Our goal is to deepen consumer loyalty and trust to provide an elevated consumer experience.

The sale of adult-use cannabis is conducted in accordance with applicable provincial and territorial legislation governing retail sales and for online sales through applicable local agencies and distributors.

European Medical Cannabis Market

Our primary strategy in the European medical cannabis market is to increase access to our medical cannabis products for patients in countries where it is legally permissible to do so, and to position ourselves as a trusted market leader. We provide raw material supply from our facility in Kincardine, Ontario and are in the process of adding additional capabilities at our Smiths Falls facility of finished product supply to meet the evolving demands of patients and consumers in the European market. Medical cannabis patients in Europe remain heavily reliant on dried flower with variable concentrations and profiles of cannabinoids, with a slow increase in demand for vaping products and extracts. Our operations are nimble to respond to these evolving changes in patient demand and physician preferences in each unique European market.

Canopy Growth produces and makes available a portfolio of medical cannabis products to healthcare practitioners and medical patients in Germany and Poland and expect to do so in the United Kingdom over the coming fiscal year. We also consistently explore partnerships with several third parties to opportunistically enter other European markets where it is legally permissible to do so.

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

Storz & Bickel

Storz & Bickel is widely recognized as the global leader in vaporizer design and manufacturing. From the brand’s home base in Tuttlingen, Germany, Storz & Bickel sets the standard for vaporizer excellence across a range of premium devices including the iconic tabletop Volcano vaporizer as well as a range of portable devices offering the same high-quality experience delivered by the Mighty, Mighty+, Crafty+, Veazy, and Venty.

As a further testament to the brand’s relentless focus on quality and consistency, the Storz & Bickel Volcano Medic 2, and Mighty+ Medic are all certified as medical cannabis vaporizers, and all the brand’s devices for medical as well as home use are produced with the same rigorous quality control processes at the Company’s ISO 13485 certified facility.

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

On May 19, 2023, the Company and Canopy USA entered into the First A&R Protection Agreement (as defined below) and amended and restated Canopy USA’s limited liability company agreement (the “A&R LLC Agreement”). Pursuant to the A&R LLC Agreement, the share capital of Canopy USA was amended to, among other things, (a) create a new class of Canopy USA Class B Shares, which may not be issued prior to the conversion of the Non-Voting Shares or the Class A shares of Canopy USA (the “Canopy USA Common Shares”) into Canopy USA Class B Shares; (b) amend the terms of the Non-Voting Shares such that the Non-Voting Shares will be convertible into Canopy USA Class B Shares (as opposed to Canopy USA Common Shares); and (c) amend the terms of the Canopy USA Common Shares such that upon conversion of all of the Non-Voting Shares into Canopy USA Class B Shares, the Canopy USA Common Shares will, subject to their terms, automatically convert into Canopy USA Class B Shares, provided that the number of Canopy USA Class B Shares to be issued to the former holders of the Canopy USA Common Shares will be equal to no less than 10% of the total issued and outstanding Canopy USA Class B Shares following such issuance. Accordingly, in no circumstances will the Company, at the time of such conversions, own more than 90% of the Canopy USA Class B Shares. On April 30, 2024, Canopy USA and its members entered into a second amended and restated limited liability company agreement (the “Second A&R LLC Agreement”). In accordance with the terms of the Second A&R LLC Agreement, the terms of the Non-Voting Shares have been amended such that the Non-Voting Shares are only convertible into Canopy USA Class B Shares following the date that the NASDAQ Stock Market or The New York Stock Exchange permit the listing of companies that consolidate the financial statements of companies that cultivate, distribute or possess marijuana (as defined in 21 U.S.C 802) in the United States. Based on the Company’s discussions with the Office of the Chief Accountant of the SEC, the Company believes that the staff of the SEC would not object to the deconsolidation of the financial results of Canopy USA from the Company’s financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

On May 19, 2023, Canopy USA and Huneeus 2017 Irrevocable Trust (the “Trust”) entered into a share purchase agreement (the “Trust SPA”), which sets out the terms of the Trust’s investment in Canopy USA in the aggregate amount of up to US$20 million (the “Trust Transaction”). Agustin Huneeus, Jr. is the trustee of the Trust and is an affiliate of a shareholder of Jetty. On April 26, 2024, Canopy USA completed the first tranche closing of the Trust Transaction and pursuant to the Trust SPA, the timeline to complete the second tranche closing has lapsed. As of March 31, 2026, the Trust holds an aggregate 28,571,429 Canopy USA Common Shares and warrants to acquire up to 85,714,284 Voting Shares (as defined in the A&R LLC Agreement) expiring on April 26, 2031. Subject to the terms of the Trust SPA, the Trust has been granted options to acquire additional Voting Shares with a value of up to an additional US$10 million and one such additional option includes the issuance of additional warrants of Canopy USA.

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

Canopy USA and certain entities controlled by Canopy USA (the “Canopy USA LPs”) currently hold an ownership interest in the following assets, among others:

•
Wana – Canopy USA holds 100% of the membership interests of Mountain High Products, LLC, Wana Wellness, LLC and The Cima Group, LLC (collectively, “Wana”), a leading cannabis edibles brand in North America.
•
Jetty – Canopy USA holds approximately 77% of the shares of Jetty, a California-based producer of high-quality cannabis extracts and pioneer of clean vape technology.
•
Acreage – Canopy USA holds 100% of the issued and outstanding shares of Acreage, a vertically-integrated multi-state cannabis operator, with its main operations in densely populated states across the Northeast U.S., including New Jersey and New York.
•
TerrAscend – the Canopy USA LPs hold an aggregate of 64,564,487 common shares (the “TerrAscend Common Shares”) in the capital of TerrAscend Corp. (“TerrAscend”) on an as-converted basis and 22,474,130 TerrAscend Common Share purchase warrants with a weighted average exercise price of $6.07 per TerrAscend Common Share and expiring on December 31, 2032 (the “TerrAscend Warrants”). Assuming full exercise of the TerrAscend Warrants, the Canopy USA LPs will hold an aggregate of 87,038,617 TerrAscend Common Shares on an as-converted basis assuming conversion of the TerrAscend exchangeable shares (the “TerrAscend Exchangeable Shares”) held by the Canopy USA

LPs. TerrAscend is a leading North American cannabis operator with vertically integrated operations and a presence in Pennsylvania, New Jersey, Michigan and California as well as licensed cultivation and processing operations in Maryland.

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

As of March 31, 2026, the Trust holds 28,571,429 Canopy USA Common Shares, the shareholders of Wana collectively hold 60,955,929 Canopy USA Common Shares and a wholly-owned subsidiary of the Company holds all of the issued and outstanding Non-Voting Shares in the capital of Canopy USA, representing approximately 84.4% of the issued and outstanding shares in Canopy USA on an as-converted basis.

Canopy Growth and Canopy USA are also party to a protection agreement (the “Protection Agreement”) to provide for certain covenants in order to preserve the value of the Non-Voting Shares held by Canopy Growth until such time as the Non-Voting Shares are converted in accordance with their terms, provided that, such conversion shall only be permitted following the Stock Exchange Permissibility Date, but does not provide Canopy Growth with the ability to direct the business, operations or activities of Canopy USA. The Protection Agreement was amended and restated on May 19, 2023 (the “First A&R Protection Agreement”) and on January 25, 2024 (the “Second A&R Protection Agreement” and together with the First A&R Protection Agreement, the “A&R Protection Agreement”).

Until such time as Canopy Growth converts its Non-Voting Shares into Canopy USA Class B Shares following the Stock Exchange Permissibility Date, Canopy Growth will have no economic or voting interest in Canopy USA or the Canopy USA LPs. Canopy USA will continue to operate independently of Canopy Growth.

Acreage Agreements

On June 4, 2024, the option to acquire the issued and outstanding Class E subordinate voting shares (the “Fixed Shares”) of Acreage (the “Acreage Option”) was exercised in accordance with the terms of the arrangement agreement dated April 18, 2019, as amended on May 15, 2019, September 23, 2020 and November 17, 2020 (the “Existing Acreage Arrangement Agreement”). Concurrently with the closing of the acquisition of the Fixed Shares pursuant to the exercise of the Acreage Option, on December 9, 2024, the Fixed Shares were issued to Canopy USA upon closing of the Acreage Acquisition (as defined below). Accordingly, Canopy Growth does not hold any Fixed Shares or Floating Shares (as defined below). The acquisition of the Floating Shares pursuant to the court-approved plan of arrangement occurred immediately prior to the acquisition of the Fixed Shares pursuant to the Existing Acreage Arrangement Agreement such that 100% of the issued and outstanding shares of Acreage are owned by Canopy USA.

On June 3, 2024, a wholly-owned subsidiary of the Company (the “Optionor”) acquired certain outstanding debt of Acreage (the “Debt Acquisition”).

The Optionor entered into various agreements in connection with the Debt Acquisition in order to acquire approximately US$99.8 million of Acreage’s outstanding debt (the “Acquired Debt”) in exchange for approximately US$69.8 million in cash and the release of approximately US$30.1 million that was held in escrow.

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

On July 29, 2025, the Company entered into an agreement with certain lenders under the Credit Facility in order to permit the Company to grant Canopy USA certain consents in order to allow Canopy USA to secure from the ARCA Lender an additional US$22 million in financing for Acreage and its subsidiaries (the “Acreage Financing”). In connection with the Acreage Financing, the Optionor, the ARCA Lender and Acreage, among others, amended and restated the Second ARCA pursuant to a third amended and restated credit agreement dated as of July 29, 2025 (the “Third ARCA” and such amounts owing under the Third ARCA, the “Acreage and Wana Debt”). In connection with the Third ARCA, each of Canopy Elevate I LLC, Canopy Elevate II LLC and Canopy Elevate III LLC (each a wholly-owned subsidiary of Canopy USA and collectively, “Elevate”) entered into a limited recourse pledge agreement pursuant to which such entities pledged, as security for the obligations under the Third ARCA, each of their respective equity interests in each of the Wana entities. In addition, as security for the obligations under the Third ARCA, each of the Wana entities provided guarantees and security over substantially all of their respective assets.

As of March 31, 2026, the aggregate principal amount of the Acreage and Wana Debt owing to the Optionor was approximately $175.4 million (US$125.8 million) and the aggregate principal amount of the Acreage and Wana Debt owing to the ARCA Lender was approximately $110.2 million (US$79.0 million).

Acreage is currently in default under the Third ARCA. On May 12, 2026, the Optionor, the ARCA Lender and Acreage, among others, entered into a Forbearance Agreement (the “Forbearance Agreement”). Under the terms of the Forbearance Agreement, Acreage is required to appoint, among others, a chief restructuring officer and financial advisor in order to assist Acreage with a strategic review of its business. The initial forbearance period had an outside date of June 5, 2026, which was extended at the sole discretion of the lenders to June 16, 2026. The forbearance may be further extended at the sole discretion of the lenders. The portion of the Acreage and Wana Debt owing to the ARCA Lender ranks in priority to the portion of the Acreage and Wana Debt owing to the Company and may be exercised by the ARCA Lender over the assets pledged as security under the Acreage and Wana Debt. See “Risk Factors – In the event Acreage or Wana, as guarantor, cannot satisfy the debt obligations as they become due, the Acreage and Wana Debt may not be repaid and the Company may lose the entirety of its investment in the Acreage and Wana Debt, and, in the event Acreage or Wana are unable to continue as a going concern, which may occur in the event that the ARCA Lender enforces its security over the Acreage and Wana Debt, there would be a negative impact on Canopy USA’s business, financial results and operations and have an adverse impact on the Company’s U.S. strategy, and, potentially, negatively affect the share price of the Canopy Shares” under Item 1A of this Comprehensive Form 10-K.

Acreage Acquisition

On December 9, 2024, Canopy USA completed the acquisition of all of the issued and outstanding Fixed Shares and Class D subordinate voting shares (the “Floating Shares”) of Acreage (the “Acreage Acquisition”) and now owns 100% of the issued and outstanding shares of Acreage. In connection with such acquisition, Canopy Growth issued an aggregate of 5,888,291 Canopy Shares to former shareholders of Acreage.

In connection with the Acreage Acquisition, Canopy Growth: (i) issued 5,118,426 Canopy Shares pursuant to the tax receivable bonus plans of High Street Capital Partners, LLC, as subsidiary of Acreage; and (ii) 306,151 Canopy Shares were issuable in connection with Canopy USA’s acquisition of the minority interests of certain subsidiaries of Acreage, of which 268,057 Canopy Shares were issued as of March 31, 2026.

Immediately following the closing of the Acreage Acquisition, Canopy Growth issued an aggregate of 1,315,553 Canopy Shares and 1,197,658 common share purchase warrants to certain securityholders of Acreage in order to satisfy an outstanding liability. Each common share purchase warrant entitles the holder thereof to acquire one Canopy Share at an exercise price of US$3.66 until June 6, 2029.

In exchange for the issuances of Canopy Shares, warrants and other replacement securities in connection with the Acreage Acquisition, Canopy Growth received additional Non-Voting Shares with a value of approximately $50.8 million and Canopy USA delivered guarantees in respect of the obligations owing pursuant to the Elevate loan receivable. Refer to Note 13 for more information on Canopy USA investment balances.

Human Capital Resources

As of March 31, 2026, Canopy Growth had 1,128 total employees, including 923 employees in Canada, as compared to 960 total employees as of March 31, 2025 including 728 employees in Canada. As of March 31, 2026, the Company had 205 employees outside of Canada (principally supporting our international medical cannabis business and Storz & Bickel businesses). Our employee concentration has been adjusted to primarily focus on production, distribution, sales enablement and commercial execution.

Our human resources department strives to make Canopy Growth a first-choice employer within the cannabis industry. In fiscal 2026, we continued to focus on the following priorities: (1) offering a market competitive employee value proposition inclusive of unique rewards that align to our strategy; (2) creating talent density with a focus on employee development and; (3) fostering employee enthusiasm and commitment towards their role and Canopy’s vision of unleashing the power of cannabis to improve lives. The ways in which we are driving these three key priorities are highlighted below.

Our employee value proposition includes rewarding employees competitively, treating our employees fairly, and providing the flexibility needed to cultivate greatness. In fiscal 2026, we continued to execute against our road map of programs designed to attract, motivate, recognize, reward, and retain the talent we need to realize our vision and deliver on our growth expectations, while holistically supporting total employee well-being. We greatly advanced our technical capabilities, making rewards easily accessible to our employees and making data readily available to our leaders.

Our talent management strategy included formal succession planning resulting in the development of our internal workforce through skill development classes and leadership education. We also implemented 360 assessments and leadership coaching programs for senior leaders. This has allowed us to access our bench strength and continually adjust our workforce strategy to ensure we are filing talent gaps with high performing and diverse external talent, while also preparing for future challenge that may arise.

Our culture is our key differentiator and what we believe makes us a first-choice employer in the cannabis industry. We also believe that employee engagement is critical to our success and therefore we gather employee feedback on a regular basis. This allows us to access our employees’ understanding of business progress, the sentiment around our culture, and to identify areas for improvement. This feedback is incorporated in the development of the human capital priorities as well as the overall company priorities.

We remain committed to our diversity, equity & inclusion (“DEI”) efforts by embedding equity into every part of the organization and creating an inclusive organizational environment. We incorporate DEI into our talent assessment process by embedding fairness, consistency, and objectivity at every stage of evaluation of our employees. Our approach relies on clearly defined role criteria, standardized assessment tools, and structured decision making to minimize bias and ensure all employees are evaluated against the same expectations. We review assessment outcomes for equity across employee demographics annually.

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

Item 1A. Risk Factors.

An investment in us involves a number of risks. In addition to the other information contained in this Comprehensive Form 10-K and in other filings we make, investors should give careful consideration to the following risk factors. Any of the matters highlighted in these risk factors could adversely affect our business, results of operations, financial condition and growth prospects, causing an investor to lose all, or part of, their investment. The risks and uncertainties described below are those we currently believe to be material, but they are not the only ones we face. If any of the following risks, or any other risks and uncertainties that we have not yet identified or that we currently consider not to be material, actually occur or become material, our business, prospects, financial condition, results of operations and cash flows and consequently the price of our securities could be materially and adversely affected.

Risks Relating to the Restatement of the Prior Financial Statements

We have concluded that certain of our previously issued financial statements should not be relied upon and have restated certain of our previously issued financial statements which was time-consuming and expensive and could expose us to additional risks that could have a negative effect on us.

As discussed in the Explanatory Note of this Comprehensive Form 10-K and in Note 2, “Basis of Presentation—Restatement of Previously Issued Consolidated Financial Statements” under Item 8 of this Comprehensive Form 10-K, we have concluded that the Prior Financial Statements should not be relied upon. We have restated our previously issued (i) audited consolidated financial statements for the fiscal years ended March 31, 2025 and 2024, included in the 2025 10-K and 2024 10-K, respectively, and (ii) unaudited consolidated financial statements for the quarterly periods ended September 30, 2023, December 31, 2023, June 30, 2024, September 30, 2024, December 31, 2024, June 30, 2025, September 30, 2025 and December 31, 2025, included in the Form 10-Qs for such quarterly periods. The restatement process was time-consuming and expensive and could expose us to additional risks that could have a negative effect on us. In particular, we incurred substantial unanticipated expenses and costs, including audit, legal and other professional fees, in connection with the restatement of the Prior Financial Statements and the ongoing remediation of a material weakness in our internal control over financial reporting. Certain remediation actions were recommended, and we are in the process of implementing them (see Part II, Item 9A, Controls and Procedures of this Comprehensive Form 10-K for a description of these remediation measures). To the extent these remediation steps are not successful, we could be required to incur additional time and expenses. In addition, the restatement and related matters could impair our reputation and could cause our counterparties to lose confidence in us. Each of these occurrences could have an adverse effect on our business, results of operations, financial condition and stock price.

The restatement of the Prior Financial Statements may lead to future shareholder litigation.

Putative class action lawsuits alleging violations of securities laws may be filed against the Company and members of its management following our announcement that the Company had determined that it is appropriate to restate the Prior Financial Statements, which it has now done as more fully described under Item 3 in this Comprehensive Form 10-K. Substantial damages or other monetary remedies assessed against the Company could have a material adverse effect on our business, financial condition, results of operations and cash flows. Such lawsuits may be commenced against the Company and its officers and directors based in part or in whole on allegations related to the restatement of the Prior Financial Statements. As with any substantial litigation, the Company expects to devote significant time, attention and resources to the defense of any future litigation, which may have a material adverse effect on the Company even if such litigation is resolved in a manner favorable to the Company. The Company cannot predict when or how any future litigation would be resolved or estimate what the potential loss or range of loss would be, if any.

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which may adversely affect investor confidence in our company and, as a result, the value of the Canopy Shares.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that public companies evaluate and report on their systems of internal control over financial reporting. As disclosed in Part II, Item 9A, Controls and Procedures of this Comprehensive Form 10-K, our management, including our Chief Executive Officer and our Chief Financial Officer, has determined that we had a material weakness in our internal control over financial reporting as of March 31, 2026 pertaining to material misstatements made in the Prior Financial Statements related to incorrect non-cash technical accounting application over equity-linked instruments. This material weakness resulted in identified material misstatements to the financial statements, and the Prior Financial Statements are restated in this filing. As a result of the material weakness, the Company’s management, under the supervision of the Audit Committee and with participation of the Company’s Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2026.

Although we are working to remedy the material weakness and ineffectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures, there can be no assurance as to when the remediation plan will be fully developed and implemented or the outcome of such remediation efforts. Until our remediation plan is fully implemented, our management will continue to devote significant time, attention and financial resources to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate, there will continue to be an increased risk that our future consolidated financial statements could contain errors that will be undetected. Further and continued determinations that there are one or more material weaknesses in the effectiveness of the Company’s internal control over financial reporting could adversely affect our business, reputation, revenues, results of operations, financial condition and the price of the Canopy Shares, adversely affect our ability to timely file periodic reports under the Exchange Act and applicable Canadian securities legislation, and limit our ability to access the capital markets through equity or debt issuances. For more information relating to the Company’s internal control over financial reporting, the material weakness that existed as of March 31, 2026 and the remediation activities undertaken by us, see Part II, Item 9A, Controls and Procedures of this Comprehensive Form 10-K. See also “—Failure to establish and maintain effective internal control over financial reporting may result in our not being able to accurately report our financial results, which could result in a loss of investor confidence and adversely affect the market price of the Canopy Shares.”

Failure to establish and maintain effective internal control over financial reporting may result in us not being able to accurately report our financial results, which could result in a loss of investor confidence and adversely affect the market price of the Canopy Shares.

We are responsible for establishing and maintaining adequate internal control over financial reporting, which is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our financial reporting processes also rely in part on third-party information technology systems and service providers, including systems used for accounting, consolidation and reporting. Disruptions, failures, delays, or deficiencies in these systems or in the performance of third-party service providers could impair our ability to maintain effective internal control over financial reporting or timely prepare and file our financial statements. A failure to prevent or detect errors or misstatements may result in a decline in the price of the Canopy Shares and harm our ability to raise capital in the future.

If our management is unable to certify the effectiveness of our internal controls or if material weaknesses or significant deficiencies in our internal controls are identified, we could be subject to regulatory scrutiny and a loss of public confidence, which could harm our business and cause a decline in the price of the Canopy Shares. As disclosed under “Item 9A. Controls and Procedures” in this Comprehensive Form 10-K, in connection with preparing our financial statements for the year ended March 31, 2026, management concluded that a material weakness existed in our internal control over financial reporting pertaining to material misstatements made in the Prior Financial Statements related to incorrect non-cash technical accounting application over equity-linked instruments. In addition, due to the same material weakness, we determined that our disclosure controls and procedures were not effective as of March 31, 2026. See “—We have identified a material weakness in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which may adversely affect investor confidence in our company and, as a result, the value of the Canopy Shares.”

In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in the price of the Canopy Shares and harm our ability to raise capital. Failure to accurately report our financial performance on a timely basis could also jeopardize our listing on the TSX and/or Nasdaq. Delisting of the Canopy Shares on any stock exchange would reduce the liquidity of the market for the Canopy Shares, which would likely reduce the price of, and increase the volatility of, the price of the Canopy Shares.

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

We have incurred significant losses in recent periods and have negative operating cash flow for each of our fiscal years since 2019, including the fiscal year ended March 31, 2026. We may not be able to achieve or maintain profitability and may continue to incur significant losses in the future. In addition, we expect to continue to invest in our business and incur costs and operating expenses as we implement initiatives to continue to improve our business. If our revenue declines or fails to grow at a rate faster than our expenses, and we are unable to secure funding under terms that are favorable or acceptable to us, or at all, we will not be able to achieve and maintain profitability in future periods. As a result, we may continue to generate losses. We may not achieve profitability in the future and, even if we do become profitable, we might not be able to sustain that profitability. There is no assurance that future revenues will be sufficient to generate the funds required to continue operations without external funding.

We are in the early stages of developing global infrastructure in a new industry and therefore we are subject to many risks common in developing companies.

We are in the early stages of developing a global infrastructure to capitalize on the opportunity in the cannabis industry. Accordingly, we are subject to many of the risks common to developing enterprises, including under-capitalization, limitations with respect to personnel, other resources and lack of revenue. Accordingly, investors may find it difficult to evaluate our prospects for success. There is no assurance that we will be successful and our likelihood of success must be considered in light of our stage of operations. Further, we are subject to a variety of business risks generally associated with developing companies. In addition, our business has evolved and may continue to evolve as we adjust our operating footprint, expand in select markets, and implement operational and strategic initiatives. Our ability to manage changes in our business and sustain our growth effectively will require us to continue to implement and improve our operational and financial systems and to train and manage our employee base. There can be no assurances that we will be able to manage changes in our business and growth successfully. Our inability to manage changes in our business and growth successfully could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We have been and may in the future be required to write down intangible assets, including goodwill, due to impairment, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. We are also subject to the risk of defects or impairment charges related to potential write-downs of acquired assets or goodwill in future acquisitions.

Goodwill and other intangible assets are reviewed annually or more frequently when events or changes in circumstances indicate that their fair value has been reduced to less than their carrying amount. We periodically calculate the fair value of our reporting units and intangible assets to test for impairment. This calculation may be affected by several factors, including general economic conditions, regulatory developments, changes in category growth rates as a result of changing adult consumer preferences, success of planned new product introductions, and competitive activity. Certain events can also trigger an immediate review. If the carrying value of goodwill and other intangible assets exceeds their fair value and the loss in value is other than temporary, they are considered impaired, which would result in impairment losses and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. We have in the past and may in the future be required to write down acquired assets and intangible assets, including goodwill, due to impairment, which would reduce earnings.

At March 31, 2026, we performed our annual goodwill impairment analysis using the quantitative assessment. An impairment of $47.5 million was recognized as the estimated fair value of the Storz & Bickel reporting unit was less than its carrying value. At March 31, 2026, no goodwill remains relating to Storz & Bickel.

For a discussion of write downs of intangible assets and goodwill, see Note 15, “Intangible Assets” and Note 16, “Goodwill” to the consolidated financial statements in Item 8 of this Comprehensive Form 10-K.

In addition, a defect in any business arrangement, including the acquisition of the minority interest of Jetty by Canopy USA, may arise to defeat or impair our claim to such transaction, which may have a material adverse effect on our business, financial condition, results of operations and growth prospects. It is possible that material changes could occur that may adversely affect management’s estimate of the recoverable amount for any agreement we enter into. Impairment estimates, based on applicable key assumptions and sensitivity analysis, will be based on management’s best knowledge of the amounts, events or actions at such time, and the actual future outcomes may differ from any estimates that are provided by us. Any impairment charges on our carrying value of business arrangements could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

There can be no assurance that our current and future acquisitions, including our most recent acquisition of MTL, investments or expansions of scope of existing relationships will have a beneficial impact on our business, financial condition and results of operations.

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

The success of our acquisitions, including our most recent acquisition of MTL, depends upon our ability to integrate any businesses that we acquire. The integration of acquired business operations could disrupt our business by causing unforeseen operating difficulties, diverting management’s attention from day-to-day operations and requiring significant financial resources that would otherwise be used for the ongoing development of our business. The difficulties of integration could be increased by the necessity of coordinating geographically dispersed organizations, coordinating personnel with disparate business backgrounds, managing different corporate cultures, or discovering previously unknown liabilities. In addition, we could be unable to retain key employees or customers of the acquired businesses. We could face integration issues, including those related to operations, internal controls, information systems and operational functions of the acquired companies and we also could fail to realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates or these acquisitions could fail to compete successfully and may not produce the anticipated revenues and profits. Any of these items could adversely affect our financial condition, results of operations or growth prospects.

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

We have operations in various emerging markets. Such operations expose us to the socio-economic conditions as well as the laws governing the cannabis industry in such countries. Inherent risks with conducting foreign operations include, but are not limited to: high rates of inflation; extreme fluctuations in currency exchange rates, military repression; war or civil war; social and labor unrest; organized crime; hostage taking; terrorism; violent crime; expropriation and nationalization; renegotiation or nullification of existing licenses, approvals, permits and contracts; changes in taxation policies; restrictions on foreign exchange and repatriation; and changing political norms, banking and currency controls and governmental regulations that favor or require us to award contracts in, employ citizens of, or purchase supplies from, the jurisdiction. Other risks include civil disturbance risks; changes in laws, regulations or policies of particular countries, including those relating to royalties, duties, tariffs, imports, exports and currency; the cancellation or renegotiation of contracts; the imposition of royalties, net profits payments, tax increases or other claims by government entities, including retroactive claims; a disregard for due process and the rule of law by local courts; the risk of expropriation and nationalization; delays in obtaining or the inability to obtain necessary governmental permits or the reimbursement of refundable tax from fiscal authorities.

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

We have previously identified conditions and events that raised substantial doubt about our ability to continue as a going concern. We were able to successfully mitigate the substantial doubt by completing several balance sheet actions during the fiscal year ended March 31, 2024 and additional actions during the fiscal year ended March 31, 2025. Accordingly, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements more than one year from the date of this Comprehensive Form 10-K. However, we have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In the future, if we are unable to obtain sufficient funding to support our operations, our financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. In the future, reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

Risks related to Canopy USA

Our expansion plans into the United States rely upon the continued operations and success of Canopy USA and its subsidiaries and the anticipated benefits of the strategy involving Canopy USA is uncertain and may not be realized; and the fair value of our equity method investment in Canopy USA is volatile.

Our expansion plans into the United States primarily rely on the continued operations and success of Canopy USA and its subsidiaries. See “Business – Canopy USA” for additional information regarding Canopy USA and its ownership interests in Acreage, Wana and the majority interest of Jetty, each of which is a subsidiary of Canopy USA.

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

Through our ownership in the Non-Voting Shares, we own a non-participating and non-voting interest in Canopy USA and we classify such interest in Canopy USA as an equity method investment. The fair value of our equity investment in Canopy USA is subject to certain assumptions and accordingly such valuation is uncertain and highly volatile. For example, from June 30, 2024 to March 31, 2026, the fair value of our equity investments in Canopy USA and the Canopy USA LPs declined by 72%. A significant reduction in the value of Canopy USA could have a material adverse effect on our financial condition and future prospects as a result of our equity and loan receivable interests in Canopy USA.

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

Acreage is currently in default under the Third ARCA. On May 12, 2026, the Optionor, the ARCA Lender and Acreage, among others, entered into the Forbearance Agreement. Under the terms of the Forbearance Agreement, Acreage is required to appoint, among others, a chief restructuring officer and financial advisor in order to assist Acreage with a strategic review of its business. The initial forbearance period had an outside date of June 5, 2026, which was extended at the sole discretion of the lenders to June 16, 2026. The forbearance may be further extended at the sole discretion of the lenders. The portion of the Acreage and Wana Debt owing to the ARCA Lender ranks in priority to the portion of the Acreage and Wana Debt owing to the Company and may be exercised by the ARCA Lender over the assets pledged as security under the Acreage and Wana Debt. In the event that the lenders exercise any remedies under the Third ARCA, the Acreage and Wana Debt may not be repaid, and the Company may lose the entirety of its investment in the Acreage and Wana Debt. In addition, Acreage and/or Wana may be required to terminate or significantly curtail their operations or enter into arrangements with third parties that may require Acreage and/or Wana to relinquish rights to certain aspects of their business and/or dispose of certain assets, which would have a negative impact on Canopy USA’s business, financial results and operations and have an adverse impact on the Company’s U.S. strategy, and, ultimately, the Company’s financial results and operations.

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

As of March 31, 2026, the aggregate principal amount of the Acreage and Wana Debt outstanding was approximately $285.6 million (US$204.8 million), of which approximately $175.4 million (US$125.8 million) was owing to the Company and such amount is subordinate to approximately $110.2 million (US$79.0 million) owed to the ARCA Lender.

The Trust’s total ownership interest in Canopy USA is not quantifiable, including whether the Canopy USA warrants issued to the Trust in connection with the first tranche closing of the Trust Transaction are exercised or not, and the Trust may have significant ownership and influence over Canopy USA upon completion of the Trust Transaction.

In connection with the Trust Transaction, the Trust was entitled, subject to the terms and conditions of the Trust SPA, to be issued Canopy USA Common Shares in two tranches with an aggregate value of up to US$10 million along with warrants of Canopy USA to acquire additional Canopy USA Common Shares or Canopy USA Class B Shares. In addition, subject to the terms of the Trust SPA, the Trust has also been granted options to acquire additional Voting Shares (as defined in the Second A&R LLC Agreement) with a value of up to an additional US$10 million and one such additional option includes the issuance of additional warrants of Canopy USA. On April 26, 2024, Canopy USA completed the first tranche closing of the Trust Transaction in accordance with the Trust SPA and pursuant to the Trust SPA, the timeline to complete the second tranche closing has lapsed. As of March 31, 2025, the Trust holds an aggregate of 28,571,429 Canopy USA Common Shares and warrants to acquire up to 85,714,284 Voting Shares expiring on April 26, 2031. The number of additional Voting Shares and/or warrants of Canopy USA that remain issuable to the Trust in accordance with the Trust SPA will be determined by a future fair market valuation and accordingly, the number of such additional shares of Canopy USA to be issued to the Trust pursuant to the terms of the Trust SPA is currently not known and is not quantifiable as of the date hereof. Upon completion of the Trust Transaction, including the issuance of additional Voting Shares and/or additional Canopy USA warrants upon exercise of the options granted pursuant to the Trust SPA, the Trust may hold a significant ownership interest in Canopy USA and as a result, shareholders of Canopy USA, including Canopy Growth, may be significantly diluted following the completion of the Trust Transaction. Further, if the Trust holds a significant ownership interest in Canopy USA, the Trust will be in a position to exercise significant influence over matters requiring Canopy USA shareholder approval, subject to the terms of the Second A&R Protection Agreement. In addition, pursuant to the Second A&R LLC Agreement, (i) the Trust has designated one individual (the “Trust Nominee”) to the Canopy USA Board and the Trust will continue to hold such nomination right so long as the Trust holds at least 4.4% of the issued and outstanding Canopy USA Common Shares and (ii) the Trust Nominee, together with the individual designated to the Canopy USA Board by Ms. Whiteman, have approval rights over certain enumerated key decisions set out in the Second A&R LLC Agreement. There can be no assurance that the Trust’s interests will align with the interests of other shareholders of Canopy USA, including our interest.

We are unable to control Canopy USA.

By virtue of the Company currently holding Non-Voting Shares, we have no power to control, direct or exercise decisive influence over Canopy USA. There are no guarantees that Canopy USA’s interests will align with the interests of the Company or the interests of our shareholders. As a result, Canopy USA’s board of managers could take actions that are contrary to the interests of the Company or our shareholders, including preventing Canopy USA from entering into transactions that could be beneficial to the Company or our shareholders.

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

Regulations have been and are likely to continue to be enacted in the future that would make it more difficult to appeal to consumers or to leverage the brands that we distribute, own or license. For example, the Canadian federal regulatory regime requires plain packaging on cannabis products in order to prohibit testimonials, lifestyle branding and packaging that is appealing to youth. The restriction on the use of logos and brand names on cannabis products could have a material adverse effect on our business, financial condition, results of operations and growth prospects, as it may be difficult to establish brand loyalty.

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

While we have not experienced any recalls since 2019, if any of our products are recalled in the future for any reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. All customers who are potentially impacted would be notified, corrective actions would be put in place, and existing product and procedures would be re-tested and examined. We may also lose a significant amount of sales and may not be able to replace those sales at an acceptable margin, or at all. In addition, product recalls have in the past and may in the future require significant management attention. Although we have detailed procedures in place for testing finished products, there can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits. Additionally, if one or more of our products were subject to recall, we may experience unexpected expenses in connection with the recall, related regulatory proceedings, disruption of our sales and operations, diversion of management’s attention, negative publicity as well as our reputation and the reputation of products could be harmed. A recall of one of our products could lead to decreased demand for that product or our other products and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Additionally, product recalls may lead to increased scrutiny of our operations by Health Canada or other regulatory agencies, requiring further management attention and potential legal fees and other expenses. Furthermore, any product recall affecting the cannabis or hemp industries more broadly could lead consumers to lose confidence in the safety and security of the products sold by participants in these industries generally, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

There is limited long-term data with respect to the efficacy, side effects and safety of our products, and future clinical research studies on the effects of cannabis, hemp, cannabinoids and cannabis-based products may lead to conclusions that dispute or conflict with our understanding and belief regarding their benefits, commercial viability, safety, efficacy, dosing and social acceptance.

Research in Canada and internationally regarding the benefits, commercial viability, safety, efficacy, dosing and social acceptance of cannabis, hemp or isolated cannabinoids (such as CBD and THC) inhaled in dietary supplements, food or cosmetic products remains in early stages. There have been relatively few clinical trials or other controlled studies on the potential benefits of cannabis, hemp or isolated cannabinoids in dietary supplements, food, or cosmetic products and there is limited long-term data with respect to efficacy, side effects and/or interaction of these substances with human or animal biochemistry. As a result, our products could have unexpected side effects or safety concerns, the discovery of which could lead to civil litigation, regulatory actions and even possibly criminal enforcement actions which could have a material adverse effect on our business, financial conditions and results of operations. In addition, if the products we sell do not or are not perceived to have the effects intended by the end user, this could have a material adverse effect on our business, financial condition and results of operations. See also “–We are and may become subject to, or prosecute, litigation in the ordinary course of our manufacturing, marketing, distribution and sale of our products”, “–We may be subject to product liability claims.” and “–Our products have in the past and may in the future be subject to recalls.”

The statements made by us, including in this Comprehensive Form 10-K, concerning the potential benefits of cannabis and isolated cannabinoids are based on publicly available scientific literature and reports, which are subject to methodological limitations, qualifications and assumptions and evolving scientific consensus. Future research and clinical studies may cast doubt or disprove the Company’s current beliefs regarding the benefits, commercial viability, safety, efficacy, dosing and social acceptance of cannabis, hemp and cannabinoids, or could raise or heighten concerns regarding, and perceptions relating to, cannabis, and cannabinoids, which could have a material adverse effect on the demand for our products, as well as on our business, financial condition, results of operations.

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

In addition, the FDA may assert jurisdiction to regulate a vaporizer as a drug if a vaporizer is promoted for an “intended use” that involves the diagnosis, cure, mitigation, or treatment of disease or affects the structure or function of the body. The FDA has taken the position that an inhaled product cannot be a dietary supplement. Our vaporizer products may also be subject to additional regulation by the U.S. Consumer Product Safety Commission (CPSC), which has in the past overseen recalls of vaporizer devices. We continue to monitor our regulatory obligations and may adjust our product claims and marketing accordingly.

In the United States, our advertising is also subject to regulation by the U.S. federal government, including the FTC under the Federal Trade Commission Act. The FTC requires that all advertising, including for vaporizers, be truthful, not misleading, and substantiated by reliable evidence. We continue to be subject to general FTC advertising standards, and depending on the nature of the claims made, vaporizer marketing could fall within the scope of FTC oversight. If the FTC were to bring administrative proceedings, the Company would be required to incur expenses to defend its labeling and could be required to develop additional supporting evidence or to change its advertising and labeling. To date, we have not received any FTC requests.

Risks Relating to Regulation and Compliance

Cannabis is a controlled substance in the United States and therefore subject to the CSA.

We are indirectly involved in ancillary activities related to the cannabis industry in jurisdictions in the United States where local state law permits such activities and, by virtue of Canopy USA and Canopy USA LPs’ holdings of shares and warrants of TerrAscend, we may be indirectly associated with the cultivation, processing or distribution of cannabis in the United States. In the United States, cannabis is regulated at both the federal and state levels. To our knowledge, there are to date a total of 40 states, and the District of Columbia, that have now legalized or passed legislation decriminalizing cannabis in some form, including California, Nevada, New York, New Jersey, Washington and Florida. Although several states allow the sale of cannabis at the state level, cannabis continues to be categorized as a controlled substance under the CSA and may be subject to regulation by the Federal Food and Drug Administration.  While the DOJ recently issued a Final Order placing FDA approved products containing cannabis and cannabis products regulated by a state medical marijuana license in Schedule III of the CSA, cultivation, distribution, sale and possession of cannabis may still violate federal law in the United States. The inconsistency between federal and state laws and regulations may result in a loss of the value of our investments and alliances in these businesses.

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

Our business and activities are heavily regulated in all jurisdictions where we carry on business. Our operations are subject to various laws, regulations and guidelines by governmental authorities (including, in Canada, Health Canada and other federal, provincial, state and local regulatory agencies) relating to, among other things, the cultivation, manufacture, processing, marketing, labeling, packaging, management, transportation, distribution, import, export, storage, sale, pricing and disposal of cannabis, hemp and cannabis-based products, and also including laws, regulations and guidelines relating to health and safety, insurance coverage, banking, the conduct of operations and the protection of the environment (including relating to emissions and discharges to water, air and land, and the handling and disposal of hazardous and non-hazardous materials and wastes). Our operations may also be affected in varying degrees by government regulations with respect to, among other things, price controls, import or export controls, controls on currency remittance, increased income taxes, restrictions on foreign investment and government policies rewarding contracts to local competitors or requiring domestic producers or vendors to purchase supplies from a particular jurisdiction. Laws, regulations and guidelines, applied generally, grant government agencies and self-regulatory bodies broad administrative discretion over our activities, including the power to limit or restrict business activities as well as impose additional disclosure requirements on our products and services, as well as on our personnel (including management and the Board).

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

The regulatory environment for our products is rapidly developing, and the need to build and maintain robust systems to comply with different and changing regulations in multiple jurisdictions increases the possibility that we may violate one or more applicable requirements. While we endeavor to comply with all relevant laws, regulations and guidelines, any failure to comply with the regulatory requirements applicable to our operations could subject us to negative consequences, including, but not limited to, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, asset seizures, revocation or imposition of additional conditions on licenses to operate our business, the denial of regulatory applications (including, in the U.S., by other regulatory regimes that rely on the positions of the DEA, FDA and USDA in the application of their respective regimes), the suspension or expulsion from a particular market or jurisdiction or of our key personnel, the imposition of additional or more stringent inspection, testing and reporting requirements or negative publicity, any of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Additionally, scheduled or unscheduled inspections of our facilities or facilities of our strategic investments or third party suppliers by applicable regulatory agencies could result in adverse findings that could require significant remediation efforts and/or temporary or permanent shutdown of our facilities or those of our strategic investments or third party suppliers. The outcome of any regulatory or agency proceedings, investigations, inspections, audits, and other contingencies could harm our reputation, require us to take, or refrain from taking, actions that could harm our operations or require us to pay substantial amounts of money, harming our results of operations, financial condition and cash flows. Increasingly, communication and coordination among regulators has led in other industries to coordinated responses to regulatory and licensure applications. To the extent that regulators coordinate responses to license applications and regulatory conditions, limitations or denials of licenses in one jurisdiction may lead to denials in other jurisdictions. There can be no assurance that any pending or future regulatory or agency proceedings, investigations, inspections and audits will not result in substantial costs or a diversion of management’s attention and resources, adversely impact our future growth plans and opportunities or have a material adverse effect on our business, financial condition and results of operations.

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

In addition, government programs that provide coverage, reimbursement, or other financial support for medical cannabis are subject to change and may evolve in ways that negatively affect the Company. Adjustments to eligibility criteria, reimbursement rates, funding levels, or program availability could reduce patient access to medical cannabis products and, in turn, negatively impact demand for our medical product offerings and adversely impact the Company’s profitability, financial performance and cash flow. Effective April 1, 2026, Veterans Affairs Canada reduced its reimbursement rate for medical cannabis from $8.50 per gram to $6.00 per gram (the “Reimbursement Adjustment”), which may lower the purchasing power of eligible veterans and eligible Royal Canadian Mounted Police members and reduce overall demand within this patient group, and as a result, the Company’s revenue from medical cannabis sales in Canada could potentially decline due to such changes. Future changes may also introduce additional administrative requirements or compliance obligations that could result in increased operational costs for the Company. Although we currently participate in the medical cannabis market in accordance with all applicable rules, guidelines, and reimbursement frameworks, we cannot predict the nature, timing, or scope of any future modifications to government benefits programs. The Reimbursement Adjustment and any other amendments to current medical cannabis benefit structures, or more stringent implementation thereof, may result in our medical cannabis revenues and gross margins materially declining, which would have a material adverse effect on our business, financial condition and results of operations.

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

While Nasdaq has not issued official rules specific to the cannabis or hemp industry, stock exchanges in the United States, including Nasdaq, have historically refused to list certain cannabis-related businesses, including cannabis retailers, that operate primarily in the United States. In connection with our creation of Canopy USA, Nasdaq Regulation indicated its position that companies that consolidate “the assets and revenues generated from activities in violation under federal law cannot continue to list on Nasdaq.” Canopy USA exercised its options to acquire Wana and Jetty on May 6, 2024. As of April 30, 2024, Canopy Growth has deconsolidated the financial results of Canopy USA and has a non-controlling interest in Canopy USA as of such date, which will be accounted for as an equity method (fair value) investment until the Stock Exchange Permissibility Date occurs. Based on our discussions with the OCA, we continue to believe that the SEC would not object to the deconsolidation of the financial results of Canopy USA from the Company’s financial statements in accordance with U.S. GAAP now that Canopy USA has acquired Acreage, Wana and the majority interest of Jetty. However, there can be no assurance that the SEC will agree with the Company’s accounting treatment of Canopy USA in the future. Failure to comply with any requirements imposed by Nasdaq could result in the delisting of the Canopy Shares from Nasdaq or denial of any application to have additional securities listed on Nasdaq, which could have a material adverse effect on the trading price of the Canopy Shares.

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

While the DOJ recently issued a Final Order which placed FDA approved products containing cannabis and cannabis products regulated by a state medical cannabis license in Schedule III of the CSA, it remains unclear exactly how these provisions will be fully implemented and whether the Final Order or the ongoing hearing process will be challenged in court. Under U.S. federal law, banks or other financial institutions that provide a cannabis-related business with a checking account, debit or credit card, small business loan, or any other service could be found guilty of money laundering, aiding and abetting, or conspiracy. As a result, we may have limited or no access to banking or other financial services in the United States and we may be unable to deposit funds in federally insured and licensed banking institutions. Banking restrictions could be imposed due to institutions not accepting payments and deposits. We are at risk that any of our bank accounts and/or the bank accounts of Canopy USA could be closed at any time. The inability or limitation on our ability to open or maintain bank accounts in the United States, to obtain other banking services and/or accept credit card and debit card payments may make it difficult to operate and conduct our business as planned in the United States. Such risks increase our costs and our ability to handle any revenue received. Although multiple legislative reforms related to cannabis and cannabis-related banking are currently being considered by the federal government in the United States, such as the Secure and Fair Enforcement Banking Act, there can be no assurance that this or any similar legislation will become law in the United States.

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

In August 2023, the HHS recommended that the DEA move marijuana from Schedule I to Schedule III under the CSA and on May 16, 2024, the DEA issued a proposed rule to reclassify marijuana from its current classification as a Schedule I drug to a Schedule III drug. In December 2025, President Trump issued an Executive Order directing the DOJ to expedite the completion of the rescheduling of marijuana from Schedule I to Schedule III. In a Final Order announced April 23, 2026, the U.S. federal government placed FDA approved products containing marijuana and marijuana products regulated by a state medical marijuana license in Schedule III of the CSA and announced a new hearing to consider the broader rescheduling of marijuana to Schedule III. There are significant uncertainties as to the implementation of the Final Order and to the outcome of the hearing process. The impacts of any such adoption on our business and competitive position are unclear. For example, the Final Order rescheduling certain marijuana from Schedule I to Schedule III is accompanied by additional regulatory obligations as prerequisite to participate in the U.S. market, and it may provide a greater benefit to the businesses of our competitors than our business, including by providing favorable tax treatment to their U.S. operations. We cannot provide any assurance that rescheduling of marijuana from Schedule I to Schedule III would result in our ability or willingness to operate in the U.S. market. Participation in the U.S. cannabis market could remain subject to extensive licensing, compliance, and enforcement requirements, if participation were pursued, and rescheduling may impose additional regulatory obligations or costs. As a result, rescheduling could fail to improve, or could adversely affect, our ability to compete or operate, and any potential benefits may accrue disproportionately to other market participants. Public speculation regarding the likelihood, timing or effects of rescheduling of marijuana from Schedule I to Schedule III has contributed to, and may continue to contribute to, significant volatility in the market for the Canopy Shares. To the extent that market speculation results in an increase in the price of the Canopy Shares, the price of the Canopy Shares could decline significantly thereafter if market expectations are not realized, regulatory developments are delayed, modified or reversed, if the DEA fails to effectively or appropriately implement any changed regulations, or investor optimism fades.

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

In addition, the process of integrating acquired businesses, particularly in new markets, may involve unforeseen difficulties, such as loss of key employees, and may require a disproportionate amount of management’s attention and financial and other resources. Entry into new markets exposes us to market-specific regulatory, operational, and commercial risks, including unfamiliar regulatory regimes, changes in applicable laws, import and export restrictions, supply chain disruptions, currency fluctuations, and reliance on local partners and distributors. We can give no assurance that we will ultimately be able to effectively integrate and manage the operations of any acquired business or realize anticipated synergies. The failure to successfully integrate the cultures, operating systems, procedures and information technologies of an acquired business could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

We may not be able to supply the purchasers in various provinces and territories of Canada with our products in the quantities or prices anticipated, or at all, due to the discretion such purchasers have over purchasing, pricing, and product listings.

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

Our supply arrangements with provincial and territorial purchasers, each of which we understand to be substantially similar in all material respects with the supply arrangements entered into with the other license holders in the Canadian cannabis industry, do not contain any binding minimum purchase obligations on the part of the relevant provincial purchaser.

Purchase orders are primarily driven by end-consumer demand for our products and the relevant purchaser’s supply. Accordingly, we cannot predict the quantities of our products that will be purchased by the provincial and territorial purchasers, or if our products will be purchased at all. Provincial and territorial purchasers may change the terms of the supply agreements at any time during the supply relationship including on pricing, may terminate such supply agreements at their election, have broad rights of order cancellation and return of products, and are under no obligation to purchase our products or maintain any listings of our products for sale. As a result, provincial and territorial purchasers have a significant amount of control over the terms of the supply arrangements. Provincial and territorial purchasers may in the future choose to stop purchasing our products.

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

Given the early stage of the cannabis and hemp industries, we rely largely on our own market research and internal data to forecast industry trends and statistics as detailed forecasts are, with certain exceptions, not generally available from other sources. Inaccurate forecasts or expectations regarding market conditions, including prices, capital expenditure levels, inventory levels, production and supply chain capacity and operating expenses could have, and have in the past had, a material adverse effect on our business, financial condition and results of operations. A failure in the demand for our products to materialize as a result of competition, technological change, change in the regulatory or legal landscape or other factors could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We may be unsuccessful in competing in the legal cannabis market in Canada and in international markets.

We face competition from a large number of existing license holders licensed under the Cannabis Act. Certain of these competitors may have significantly greater financial, production, marketing, research and development and technical and human resources than we do, which may allow them to achieve greater economies of scale, invest more heavily in brand development, and respond more quickly to changing consumer preferences. As a result, our competitors may be more successful than us in gaining or maintaining market penetration and market share in cannabis industry in Canada. Our commercial opportunity in the cannabis market in Canada could be reduced or eliminated if our competitors produce and commercialize products that, are safer, more effective, more convenient or less expensive than the products that we produce, have greater sales, marketing and distribution support than our products, enjoy enhanced timing of market introduction and perceived effectiveness advantages over our products or receive more favorable publicity than our products. If our products do not achieve an adequate level of acceptance by the market, we may not generate sufficient revenue from these products, and our business may not become profitable.

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

Canada’s excise duty framework imposes an excise duty and various regulatory-like restrictions on cannabis products sold in Canada. We currently hold licenses issued by the Canada Revenue Agency (“CRA”) required to comply with this excise framework. Currently, the excise tax significantly increases the cost of cannabis to consumers in Canada. Any change in the rates or application of the excise duty, and any restrictive interpretations by the CRA or the courts of the provisions of the Excise Act, 2001 (which may be different than those contained in the Cannabis Act) may affect our profitability and ability to compete in the market.

We rely on third-party manufacturers and distributors to manufacture and distribute certain of our products, and those third parties may not perform their obligations.

We rely on third-party manufacturers, distributors and other services, to manufacture and distribute certain of our products. As we rely more heavily on third-party manufacturing, our success may be contingent on procuring favorable terms under manufacturing arrangements with license holders. If these third-parties do not successfully carry out their contractual obligations or terminate or suspend their contractual arrangements with us, experience delays or interruptions or damage our products, our operations could be disrupted, management’s attention could be diverted and our business and results of operations and financial condition could be adversely affected. In certain cases, damage to our products, product spoilage or improper storage or handling, could expose us to potential product liability, damage our reputation and the reputation of our products or brands or otherwise harm our business.

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

We believe the cannabis industry is highly dependent upon broad social acceptance and consumer perception regarding the safety, efficacy and quality of cannabis products, as well as consumer views concerning regulatory compliance. Consumer perception of our products can be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention, market rumors or speculation and other publicity regarding the consumption or effects of cannabis products. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the cannabis market or any particular product, or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings or publicity could have a material adverse effect on the demand for our products and our business, financial condition and results of operations. Our dependence upon consumer perceptions means that adverse scientific research reports, findings, regulatory proceedings, litigation, media attention or other publicity, whether or not accurate or with merit, could have a material adverse effect on the demand for our products, and our business, results of operations, financial condition and cash flows. Further, adverse publicity, reports or other media attention regarding the safety, efficacy and quality of cannabis in general, or our products specifically, or associating the consumption or use of cannabis with illness or other negative effects or events, could have such a material adverse effect. Such adverse publicity reports or other media attention could arise even if the adverse effects associated with such products resulted from consumers’ failure to consume such products legally, appropriately or as directed. The increased usage of social media, artificial intelligence and other web-based tools used to generate, publish, and discuss user-generated content and to connect with other users has made it increasingly easier for individuals and groups to communicate and share opinions and views, whether or not true, on our products, operations, and activities and the cannabis industry in general. Social media permits user-generated content to be distributed to a broad audience which can respond or react, in near real time, with comments that may be generated by automation and are often not be filtered or checked for accuracy. In many cases, we do not have the ability to filter such comments or verify their accuracy. Accordingly, the speed with which negative publicity (whether based in truth or not) can be disseminated has increased dramatically with the expansion of social media and artificial intelligence. The dissemination of negative or inaccurate posts, comments or other user-generated content about the cannabis industry, our business, or our products on social media (including those published by third-parties) could damage our brand, image, and reputation or how the cannabis industry is perceived generally, which could have a material adverse impact on the market for our products and thus on our business, financial condition and results of operations. Certain businesses may have strong economic opposition to the cannabis industry. Lobbying by such groups, and any resulting inroads they might make in halting or rolling back the cannabis movement, could affect how the cannabis industry is perceived by others and could have a detrimental impact on the market for our products and thus on our business, financial condition and results of operations.

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

The markets for cannabis are competitive and evolving and we face intense competition from both existing and emerging companies that offer similar products. Some of our current and potential competitors may have longer operating histories, greater financial, marketing and other resources and larger customer bases than we have. In addition, there is potential that the cannabis industry will undergo consolidation, creating larger companies with financial resources, manufacturing and marketing capabilities and product offerings that are greater than ours. As a result of this competition, we may be unable to maintain our operations or develop them as currently proposed on terms we consider acceptable, or at all. Increased competition by larger, better-financed competitors with geographic advantages could adversely affect our business, financial condition, results of operations and growth prospects. For example, we may not be able to enter into supply agreements or negotiate favorable prices. In addition, competitive factors may result in us being unable to enter into desirable arrangements with new partners, to recruit or retain qualified employees or to acquire the capital necessary to fund our capital investments.

Given the rapid changes affecting global, national and regional economies generally, and the cannabis sector in particular, we may not be able to create and maintain a competitive advantage in the marketplace. Our success will depend on our ability to respond to, among other things, changes in the economy, regulatory conditions, market conditions and competitive pressures. Any failure by us to anticipate or respond adequately to such changes could have a material and adverse effect on our business, financial condition, operating results, liquidity, cash flow and operational performance.

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

We are exposed to the risk that our employees, independent contractors and consultants may engage in fraudulent, improper or other illegal activity. Such misconduct could include intentional, fraudulent, reckless and/or negligent conduct or unauthorized activity that violates: (i) applicable laws and regulations; (ii) manufacturing standards and healthcare requirements; (iii) federal and provincial healthcare fraud and abuse of federal, state and provincial laws and regulations; or (iv) laws and regulations that require the true, complete and accurate reporting of financial, personal, medical and/or insurance information or data. It is not always possible for us to identify and deter such misconduct within a reasonable time or at all, and the precautions taken by us to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws, regulations or standards. If any such actions are brought against us, whether or not we are successful in defending us or asserting our rights, those actions could have a material adverse effect on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment of our operations, any of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Any allegation of impropriety alone may have a material reputational impact on our business, which could result in a material adverse effect on our financial condition or results of operations.

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

We grow cannabis, which is an agricultural process. As such, our business is subject to the risks inherent in the agricultural business, including risks of crop failure presented by weather, insects, plant diseases and similar agricultural risks. Although we primarily grow our products indoors under climate-controlled conditions, there can be no assurance that natural elements, such as insects and plant diseases, will not interrupt our production activities or have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

Outside the United States, numerous countries have adopted generally applicable data privacy regimes at the national level. For example, the European Parliament, the European Commission and the Council of the European Union adopted a comprehensive General Data Protection Regulation (“GDPR”) which imposes several requirements relating to the lawful bases to rely upon to process personal data, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification, broadened data subject rights, and the use of third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union, enhances enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the infringer, whichever is greater. The withdrawal of the United Kingdom from the European Union further complicated European data protection compliance obligations, as we must also comply with data privacy and security laws in effect in the United Kingdom that are substantially similar to the GDPR, but may diverge over time.

In Canada, the Personal Information Protection and Electronics Documents Act (Canada) (“PIPEDA”), the Personal Information Protection Act (Alberta), the Personal Information Protection Act (British Columbia), and the Act respecting the protection of personal information in the private sector (Quebec) govern the collection, use, and disclosure of personal information by private sector organizations. The Office of the Privacy Commissioner of Canada (“OPC”) has stated that it considers the personal information of cannabis users is to be considered sensitive. Canadian privacy jurisprudence regarding the obligations that private sector organizations have to individual data subjects is constantly evolving. Privacy laws in Canada are also changing at the legislative level in an effort to modernize laws to keep up with technological changes and to align with the international standards such as the GDPR. In Quebec, the passage of Law 25, An Act to modernize legislative provisions as regards the protection of personal information (formerly Bill 64) (“Law 25”), which gradually came into effect between September 2022 and 2024, modernized the obligations incumbent on private sector organizations in relation to the collection, use, and disclosure of personal information within Quebec, including, without limitation, by providing individuals with more significant rights and control over their personal information and imposing more accountability and transparency related obligations (e.g., privacy-by design, data breach notifications) that are in many ways similar to the GDPR. Law 25 enhanced the Commission d’accès à l’information’s powers, including by providing new powers of investigation and the ability to impose administrative monetary penalties (of up to $10 million or the amount corresponding to 2% of worldwide turnover for the preceding fiscal year, whichever is greater) and penal fines (of up to $25 million or the amount corresponding to 4% of worldwide turnover for the preceding fiscal year, whichever is greater). On the federal level, on June 16, 2022, the Canadian Federal Government introduced Bill C-27, the Digital Charter Implementation Act, 2022 (“Bill C-27”) which would replace PIPEDA with consumer privacy-specific legislation. Additionally, Bill C-27, would have introduced the Artificial Intelligence Data Act. Similar to Quebec’s Law 25, Bill C-27’s consumer privacy-specific legislation significantly enhances penalties and enforcement measures available to the OPC. Bill C-27 died on the order table when the Canadian Parliament was prorogued in January 2025. It is expected that a version of Bill C-27 that focuses on the privacy law aspects will be re-introduced into Parliament this year.

In addition, with respect to consumer health information, there are a number of federal, state and provincial laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. For example, the privacy rules under provincial health sector privacy laws protect medical records and other personal health information by limiting their use and disclosure of health information to the minimum level reasonably necessary to accomplish the intended purpose and apply to our operations globally. In Canada, we may also be required to retain certain customer personal information for prescribed periods of time pursuant to the Cannabis Act.

In the United States, the Health Insurance Portability and Accountability Act (“HIPAA”) imposes privacy and security requirements and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, received, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to the HHS, affected individuals and if the breach is large enough, the media. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. In addition, provisions of the Americans with Disabilities Act require confidential treatment of employee medical records. In addition, some standalone state health privacy laws subject health-related information to additional safeguards and disclosures, while some specifically regulate consumer health data, such as the Washington My Health My Data Act, Nevada’s Consumer Health Data Privacy Law, Connecticut’s amendments to its privacy law to address health data.

If we were found to be in violation of the privacy or security rules under provincial health sector privacy laws, HIPAA, or other applicable laws protecting the confidentiality of health information in jurisdictions we operate in, we could be subject to sanctions and civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The DOJ issued a rule in 2025 entitled, “Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons,” known less formally as the “Bulk Transfer Rule.” The Bulk Transfer Rule is codified at 28 CFR part 202 and prohibits and restricts bulk transfers of sensitive personal data (including genetic and health data) to certain countries of concern, such as China, Russia, and Iran. It restricts the ability to engage in certain cross-border transactions involving genomic or biological samples and related data, which may increase compliance costs, lead to increased regulatory scrutiny or liability, and may require additional contractual negotiations, impacting our business operations.

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

As a manufacturer and distributor of products designed to be topically applied, ingested or inhaled by humans, we face exposure to product liability claims, regulatory action and litigation if our products are alleged to have caused significant loss, injury, or death. In addition, the manufacture and sale of cannabis products involve the risk of injury to consumers due to tampering by unauthorized third parties or product contamination. Previously unknown adverse reactions resulting from consumption of cannabis products alone or in combination with other medications or substances could occur as described under “ – There is limited long-term data with respect to the efficacy, side effects and safety of our products, and future clinical research studies on the effects of cannabis, hemp, cannabinoids and cannabis-based products may lead to conclusions that dispute or conflict with our understanding and belief regarding their benefits, commercial viability, safety, efficacy, dosing and social acceptance.” We may be subject to various product liability claims, including, among others, that our products caused injury or illness, are incorrectly labeled, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances.

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

In certain circumstances, we may decide, or be required, to divest certain of our interests, including interests in Canopy USA. In particular, if any of our interests give rise to a violation of any applicable laws and regulations, including U.S. federal law, we may be required to divest our interest or risk significant fines, penalties, administrative sanctions, convictions, settlements or delisting from the TSX and/or Nasdaq. For instance, if we determine that our operations are not compliant with U.S. laws or the policies of the TSX and Nasdaq, we will use commercially reasonable best efforts to divest our interest in the event that we cannot restructure our holdings. There is no assurance that these divestitures will be completed on terms favorable to us, or at all. Any opportunities resulting from these divestitures, and the anticipated effects of these divestitures on us, may never be realized or may not be realized to the extent we anticipate. Not all of our interests are liquid, and such interests may be difficult to dispose of and subject to illiquidity discounts on divestiture. Any required divestiture or an actual or perceived violation of applicable laws or regulations by us could have a material adverse effect on us, including on our reputation and ability to conduct business, the listing of the Canopy Shares on the TSX and Nasdaq, our financial position, operating results, profitability or liquidity or the market price of the Canopy Shares. In addition, it is difficult for us to estimate the time or resources that may be required for the investigation of any such matter or its final resolution because, in part, the time and resources that may be needed are dependent on the nature and extent of any information requested by the applicable authorities involved, and such time or resources could be substantial.

If we decide, or are required, to restructure our interests, including our interests in Canopy USA, either to further our own strategic initiatives or to remain in compliance with laws or stock exchange requirements, such restructuring could result in the write-down of the value of our interests, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

The Loan Agreement contains restrictive covenants that may limit our operating flexibility.

Our Loan Agreement contains various restrictive covenants, including the Exchange Restriction, that limit, among other things, our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies or make acquisition, relocate or open new offices that contain a material amount of assets, pay dividends, incur additional indebtedness and liens or enter into new businesses. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the applicable lenders or terminate the Loan Agreement, which may limit our operating flexibility. In addition, our Loan Agreement is secured by substantially all of our present and after-acquired property as well as the present and after-acquired property of each of our material subsidiaries, including intellectual property. The Loan Agreement also requires us to maintain a minimum unrestricted cash amount equal to the lesser of US$90 million or the outstanding principal amount of the loans outstanding thereunder. There is no guarantee that we will be able to generate sufficient cash flow or sales to meet such covenant or pay the principal and interest on any such debt. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance any such debt. Any inability to make scheduled payments or meet the financial covenants in our Loan Agreement would adversely affect our business, financial condition, results of operations and growth prospects.

We may be unable to attract or retain skilled labor and personnel with experience in our various areas of business, or to obtain adequate equipment, parts and components, and we may be unable to attract, develop and retain additional employees required for our operations and future developments.

Our success is currently largely dependent on the performance of our skilled employees. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. Restructurings and other changes to our operations in the past led, and could in the future lead, to increased attrition amongst employees including those not directly affected by our previous reductions in headcount, and we may not be successful at retaining such employees or attracting new employees, which may have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Specifically, we have sought trademark protection in many countries, including Canada and the European Union. Our ability to obtain registered trademark protection for cannabis and cannabis-related goods and services (including hemp and hemp-related goods and services), may be limited in certain countries outside of Canada and Europe, where laws on the legality of cannabis use are not uniform, and trademarks cannot be obtained for products that are “contrary to public policy or accepted principles of morality.” Accordingly, our ability to obtain, maintain or enforce intellectual property rights  may be limited in certain countries.

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

Other parties may assert that our products, including those developed, produced and sold by contract manufacturers on our behalf, or our operations and production methods, may infringe on their intellectual property rights. There may be third-party patents or patent applications with claims to products or processes related to the manufacture, use or sale of our products and processes including those made by third party on our behalf. There may be currently pending patent applications, some of which may still be confidential, that may later result in issued patents that our products or processes may infringe. In addition, third parties may obtain patents in the future and claim that use of our inventions, trade secrets, technical know-how and proprietary information, or the manufacture, use or sale of our products infringes upon those patents. Third parties may also claim that our use of our trademarks infringes upon their trademark rights. Such claims, whether or not meritorious, may result supply chain disruptions, as well as in the expenditure of significant financial and managerial resources, legal fees, result in injunctions, temporary restraining orders, other equitable relief, and/or require the payment of damages, any or all of which may have an adverse effect on our business, financial condition, results of operations and growth prospects. In addition, we may need to obtain licenses from third parties who allege that we have infringed on their purported rights, whether or not such allegations have merit. Such licenses may not be available on terms acceptable to us, and we may be unable to obtain any licenses or other necessary or useful rights to such third-party intellectual property.

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

The market prices for the securities of cannabis companies, including the Company, have historically been, and may in the future be, subject to large fluctuations. For example, during the period from April 1, 2025 through June 11, 2026, the closing price of the Canopy Shares on Nasdaq ranged from a low of US$0.83 to a high of US$1.93. The market price for the Canopy Shares may be volatile and subject to wide fluctuations in response to many factors, including:

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
•
significant acquisitions or business combinations, strategic partnerships, investments or capital commitments;
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
•
changes in financial estimates and recommendations by securities analysts;
•
investors’ general perception of us and the public’s reaction to our press releases, our other public announcements and our filings with the SEC and Canadian securities regulators;
•
our ability to remediate our material weakness and otherwise maintain effective internal control over financial reporting;
•
our failure to comply with the Nasdaq and TSX rules;
•
reports by industry analysts, investor perceptions, and market rumors or speculation;
•
general market, economic and political conditions (including rising geopolitical tensions as a result of, among other things, the conflict between Russia and Ukraine and the conflict in the Middle East);
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

As of March 31, 2026, as a result of our unconsolidated interest in Canopy USA and certain other financial assets, we believe we own investment securities having a value of less than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Accordingly, we do not currently believe that we are an “investment company,” as such term is defined in the 1940 Act. However, if, in the future, this percentage exceeds 40%, absent the reliance on another exclusion, which may not be available and would depend on circumstances at that time, or some sort of relief from the SEC, which likely would not be available, we would be deemed to be an “investment company” for purposes of the 1940 Act. If this were to occur, we would likely either (i) be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to continue operating our business or (ii) take actions to consolidate the financial results of Canopy USA into our financial statements, which would likely result in the loss of our listing on the Nasdaq.

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

No dividends on the Canopy Shares have been paid to date. We currently intend to retain future earnings, if any, for future operations and expansion. Our board of directors has the discretion to declare dividends and to prescribe the timing, amount and payment of such dividends. Such decision will depend upon our future earnings, cash flows, acquisition capital requirements and financial condition, and other relevant factors that our board of directors may deem relevant. Further, our Loan Agreement and certain other financial arrangements provide for certain restrictions on our ability to pay dividends and there can be no assurance that we will declare a dividend on a quarterly, annual or other basis, or at all. We have no plans to pay any dividends, now or in the near future.

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

A non-U.S. corporation, like us, will be classified as a “passive foreign investment company” (“PFIC”) for U.S. federal income tax purposes for any tax year in which (a) 75% or more of the corporation’s gross income for such tax year is passive income or (b) 50% or more of the corporation’s gross assets by value either produce passive income or are held for the production of passive income, based on the quarterly average of the fair market value of such assets. We believe that we are not a PFIC for our most recently completed tax year. However, no assurance can be provided that we will not be classified as a PFIC for our current tax year or in the foreseeable future. Whether we are treated as a PFIC is fundamentally a factual determination that is made on an annual basis and depends, in part, on the nature and composition of our income and assets from time to time. Fluctuations in the market price of the Canopy Shares may cause us to be classified as a PFIC for the current or future tax years, because the value of our assets for purposes of the PFIC “asset test” (described below), including the value of our goodwill and other intangibles, may be determined by reference to the market price of the Canopy Shares, which could be volatile. In particular, declines in the market price of the Canopy Shares, and the manner in which we deploy cash (including cash raised in the Offering), could increase our risk of becoming a PFIC. No opinion of legal counsel or ruling from the IRS concerning our status as a PFIC has been obtained or is currently planned to be requested. PFIC classification is fundamentally factual in nature, generally cannot be determined until the close of the tax year in question and is determined annually. Additionally, the analysis depends, in part, on the application of complex U.S. federal income tax rules, which are subject to differing interpretations. Consequently, there can be no assurance that we will never be, are not, and will not become a PFIC for any tax year during which U.S. investors hold Canopy Shares.

Future sales or issuances of securities could adversely affect the prevailing market price of our securities.

We may issue and sell additional equity securities in subsequent offerings (including through the sale of securities convertible into equity securities and/or in connection with conversions or exchanges to retire outstanding debt). In addition, we are required to issue Canopy Shares pursuant to certain of our agreements. For example, additional Canopy Shares may be issued by us as consideration for the acquisition by Canopy USA of the remaining minority interests in Jetty. The number of such additional Canopy Shares issuable may be material and as of the date hereof, may be up to approximately 29,100,000 Canopy Shares, as such number of Canopy Shares may be subject to change from time to time based on Jetty’s financial performance. In addition, we may issue additional Canopy Shares to satisfy any deferred payments to the shareholders of Wana, and additional Canopy Shares may be issued under the August 2025 ATM Program from time to time, each of which could result in dilution to our shareholders. We cannot predict the size of future issuances of equity securities or the size and terms of future issuances of debt instruments or other securities convertible into equity securities or the effect, if any, that future issuances and sales of our securities will have on the market price of the Canopy Shares.

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

Sales of substantial amounts of our securities by our shareholders, including Constellation Brands Inc. and its wholly-owned subsidiaries, or the availability of such securities for sale, could adversely affect the prevailing market prices for the securities and dilute investors’ earnings per share.

Exercises of presently outstanding share options or warrants or conversion of Exchangeable Shares may also result in dilution to security holders. For example, as of June 11, 2026, we had outstanding:

•
26,261,474 Canopy Shares issuable upon conversion of the issued and outstanding Exchangeable Shares.
•
54,367,558 warrants exercisable into 54,367,558 Canopy Shares at an average exercise price of $3.60 per Canopy Share.
•
2,600,460 options exercisable into 2,600,460 Canopy Shares at an average exercise price of $4.22 per Canopy Share.

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

Our shareholders have the option to convert their Canopy Shares into Exchangeable Shares in accordance with their terms. There are important differences between the rights of the Canopy Shares and the Exchangeable Shares. While each Exchangeable Share is convertible into a Canopy Share, the Exchangeable Shares do not carry voting rights, rights to receive dividends or other rights upon dissolution of Canopy Growth. For example, holders of Exchangeable Shares are not able to exercise voting rights at meetings of shareholders and will not receive distributions if dividends are declared by our Board. The differences between the rights of holders of the Exchangeable Shares and Canopy Shares are significant and may materially and adversely affect the market value of your investment.

Presently, there are no plans to list the Exchangeable Shares on a securities exchange or in the over-the-counter market, and there is not expected to be a market for trading of the Exchangeable Shares. Thus, persons holding Exchangeable Shares will likely have no ability to sell their Exchangeable Shares and will likely have to exchange them for Canopy Shares in order to have any liquidity. In addition, any sale of Exchangeable Shares will require the holder thereof to deliver a certification to us that such holder reasonably believes that such transfer is occurring in compliance with the Canadian take-over bid requirements as though the Exchangeable Shares were voting securities or equity securities of the Company.

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

Additionally, the U.S. has imposed and may impose additional quotas, duties, tariffs, retaliatory or trade protection measures or other restrictions or regulations and may adversely adjust prevailing quota, duty or tariff levels, which can affect both the materials that we use to package our products and the sale of finished products. For example, the tariffs imposed by the U.S. on goods produced in Europe may impact products that we import from Germany in connection with our Storz & Bickel products sold in the U.S. The imposition of such tariffs, if not suspended or repealed, may increase the cost of our Storz & Bickel products, which could lead to reduced margins and decreased consumer demand. While our core business is more insulated from the effects of tariffs, measures to reduce the impact of tariff increases or trade restrictions, including geographical diversification of our sources of supply, adjustments in packaging design and fabrication or increased prices, could increase our costs, delay our time to market and/or decrease sales. The uncertainty related to whether and when tariffs will be imposed or modified make measures to mitigate the impact of tariffs more costly and difficult to plan. Other governmental action related to tariffs or international trade agreements has the potential to adversely impact demand for our products and our costs, customers, suppliers and global economic conditions and cause higher volatility in financial markets. On February 20, 2026, the Supreme Court of the United States held that tariffs imposed under the International Emergency Economic Powers Act were unlawful. Shortly thereafter, the Trump Administration announced new global tariffs of 10% for 150 days, citing fundamental international payment issues. While we actively review existing and proposed measures to seek to assess the impact of them on our business, changes in tariff rates, additional tariff and import duties and other new or augmented trade restrictions could have a number of negative impacts on our business, including higher consumer prices and reduced demand for our products and higher input costs.

Further, in 2025, the Trump Administration established the Department of Government Efficiency, which implemented a federal government hiring freeze and announced certain additional efforts to reduce federal government employee headcount and the size of the federal government. It is unclear how these executive actions or other potential actions by the Trump Administration or other parts of the federal government will impact the DEA or other regulatory authorities. These budgetary pressures may reduce the DEA’s ability to perform its responsibilities. If a significant reduction in the DEA’s workforce occurs, the DEA’s budget is significantly reduced or a prolonged government shutdown occurs, it could significantly impact the ability of the DEA to timely finalize and implement the rescheduling of cannabis from a Schedule I controlled substance under the CSA to a Schedule III controlled substance under the CSA, which could have an adverse impact on the Company’s U.S. strategy, and, ultimately, the Company’s financial results and operations.

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

In February 2022, following Russia’s invasion of Ukraine, the United States and the European Union imposed various economic sanctions against Russia. Such sanctions may result in restrictions on the sale of oil or other energy resources from Russia to other countries and could result in an increase in our global shipping expenses, reduce our sales, or otherwise have an adverse effect on our European operations. Additionally, escalation by Russia beyond Ukraine and into other countries within the region could also reduce our sales and have a negative effect on our European operations. In addition, the military conflict between the United States, Israel and Iran and escalation risks of a widening conflict in the Middle East are likely to continue to impact the global economy, and any prolonged or expanded conflict and instability in the Middle East could further disrupt global trade, supply chains, energy supplies and market confidence.

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

We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, Canadian securities regulators, Nasdaq, the TSX and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity. In addition, increasingly regulators, customers, investors, employees and other stakeholders are focusing on environmental, social and governance (“ESG”) matters and related disclosures. For example, in Canada, we are required to comply with the Fighting Against Forced Labour and Child Labour in Supply Chains Act, which came into force on January 1, 2024. Under the provisions of this legislation, corporate entities that meet certain criteria are required to examine their supply chains and file public reports to the Minister of Public Safety and Emergency Preparedness on measures they have taken to identify, address and reduce the risk that forced labour, prison labour and child labour are used in their supply chains, such report must be submitted before May 31st of each year starting in 2024. Other mandatory ESG-related disclosures include the Conflict Minerals Reporting in U.S. and the Modern Slavery Act in the United Kingdom. There are also a number of voluntary reporting schemes that provide a framework to report ESG-related information. Failure to comply with these rules and regulations could have a material adverse effect on the Company’s reputation, business, results of operations and financial condition.

These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. We may also communicate certain initiatives and goals, regarding environmental, social, governance and sustainability matters, in our SEC filings, Canadian public filings or in other public disclosures. These initiatives and goals within the scope of ESG could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Further, statements about our ESG related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our initiatives or goals within the scope of ESG on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.

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

The Company conducts periodic assessment and testing of the Company’s policies, standards, processes, and practices in a manner intended to address cybersecurity threats and events. The results of such assessments, audits, and reviews are published in monthly cybersecurity dashboards that are shared with our Chief Business Development & Corporate Affairs Officer (“CBCO”). Based on the monthly reports, the CBCO, with support from the VP of Information Technology, evaluates and provides a summary report to the Audit Committee on an annual basis. We review and train our employees on our cybersecurity policies, standards, processes, and practices annually or more frequently depending on needs identified within the monthly cybersecurity dashboards.

Governance

The Audit Committee oversees the Company’s risk management program, including the management of cybersecurity threats. The Audit Committee receives prompt and timely information regarding any cybersecurity risk that meets pre-established reporting thresholds, as well as ongoing updates regarding any such risk. On an annual basis, the Audit Committee discusses the Company’s approach to overseeing cybersecurity threats with the Company’s CBCO and other members of senior management.

The VP of Information Technology, in coordination with our senior management team, including the CBCO, work collaboratively to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any material cybersecurity incidents in accordance with the Company’s incident response and recovery plans. To facilitate the success of the Company’s cybersecurity program, cross-functional teams throughout the Company address cybersecurity threats and respond to cybersecurity incidents. Through ongoing communications with these teams, senior management are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time, and report such threats and incidents to the Audit Committee when appropriate.

The VP of Information Technology has been with our Company for less than one year where he is responsible for the Company’s global Information Technology (“IT”) strategy, cybersecurity, infrastructure, enterprise platforms, and technology governance. In this role, he partners closely with executive leadership to ensure technology investments enable business outcomes, support regulatory compliance, and strengthen operational resilience across the Company’s international footprint. With over 33 years of experience leading large scale enterprise technology environments, the VP of Information Technology oversees the Company’s IT functions including modern workplace, infrastructure services, cybersecurity, cloud and data platforms, enterprise applications, and vendor management. Prior to joining our organization, he held senior executive technology leadership roles, including with October’s Very Own and DECIEM, part of the Estee Lauder group of companies where he focused on delivering global enterprise rollouts, digital and infrastructure transformation security programs across complex, multi-jurisdictional organizations. He brings a strong background in executive stakeholder engagement, board level communication, and managing technology in regulated industries. He is recognized in the industry for his disciplined, risk‑based approach to IT leadership and continues to advance his professional development in IT executive leadership, governance, and cybersecurity.

Material Effects of Cybersecurity Incidents

Risks from cybersecurity threats, have not materially affected and are not reasonably likely to materially impact our operations, including our business strategy, results of operations, or financial condition.

Item 2. Properties.

Our corporate headquarters is located in Smiths Falls, Ontario, Canada. Our primary cultivation facilities are located in Ontario and Quebec. Outside Canada, we maintain a production and distribution facility for the European market in Sankt Leon-Rot, Germany. Further, the corporate offices and production facility of Storz & Bickel are located in Tuttlingen, Germany.

We believe that our facilities, taken as a whole, are in good condition and working order. We also believe we have adequate capacity to meet our current needs for the foreseeable future.

As of March 31, 2026, our material owned or leased properties consisted of the following:

Facility Location	Type	Property Owned/Leased
CANADA
Smiths Falls, Ontario	Production / processing, manufacturing, distribution, research and development, corporate Licensed for cultivation	Owned, subject to mortgage in favor of Wilmington Trust, National Association, in connection with the Credit Facility
Kincardine, Ontario	Cultivation	Owned, subject to mortgage in favor of Wilmington Trust, National Association, in connection with the Credit Facility
551 Rue Saint-Marc, Louiseville, QC J5V 2L4	Cannabis cultivation facility of ISOCANMED INC.	Owned
815 Avenue Tecumseh, Pointe-Claire, QC H9R 0B6	Cannabis cultivation, processing, packaging and fulfillment facility of MTL Cannabis Corp.	Leased
4225 Autoroute Transcanadienne, Pointe-Claire, QC H9R 1B4	Cannabis processing, packaging, distribution and medical fulfillment operations facility of MTL Cannabis Corp.	Leased
EUROPE
Tuttlingen, Germany	Corporate, manufacturing (Storz & Bickel)	Owned
Sankt Leon-Rot, Germany	Production, distribution	Leased

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

In May 2023, in connection with the Company’s internal review (the “BioSteel Review”) of the financial reporting matters related to a former subsidiary, BioSteel Sports Nutrition Inc. (“BioSteel Canada”), the Company voluntarily self-reported to the SEC that the timing and amount of revenue recognition in the BioSteel Canada business unit were under review. As a result of self-reporting the BioSteel Review, the Company is the subject of an ongoing investigation by the SEC. Although the Company is fully cooperating with the SEC and continues to voluntarily respond to requests in connection with this matter, it cannot predict when such matters will be completed or the outcome and potential impact. Any remedial measures, sanctions, fines or penalties, including, but not limited to, financial penalties and awards, injunctive relief and compliance conditions, imposed on the Company in connection with this matter could have a material adverse impact on our business, financial condition and results of operations. See “Risk Factors — Risks Relating to Our Growth Strategy — As a result of self-reporting the BioSteel Review, the Company is the subject of a regulatory investigation and inquiry in connection with the BioSteel Review, and it cannot predict the timing of developments, and any adverse outcome of these continuing matters could have a material adverse effect on the Company” under Item 1A of this Comprehensive Form 10-K.

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

Holders

As of June 11, 2026, there were approximately 763 registered holders of record of Canopy Shares. This number of holders of record does not represent the actual number of beneficial owners of Canopy Shares because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

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

We did not purchase any of the Canopy Shares during the three months ended March 31, 2026.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This Management’s Discussion and Analysis of our financial condition and results of operations (“MD&A”), which should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8 of this Comprehensive Form 10-K (the “Financial Statements”), provides additional information on our business, current developments, financial condition, cash flows and results of operations. The discussion in this section has been impacted by the restatement described in the Explanatory Note at the beginning of this Comprehensive Form 10-K and in Note 2 and Note 35 of the consolidated financial statements of this Comprehensive Form 10-K. Certain of the financial and other information provided in this MD&A has been updated to reflect the restatement adjustments.

Our MD&A is organized as follows:

•
Part 1 - Business Overview. This section provides a general description of our business, which we believe is important in understanding the results of our operations, financial condition, and potential future trends.
•
Part 2 - Results of Operations. This section provides an analysis of our results of operations for (1) fiscal 2026 in comparison to fiscal 2025; (2) fiscal 2025 in comparison to fiscal 2024; (3) the quarterly period ended September 30, 2023 in comparison to September 30, 2022; (4) the quarterly period ended December 31, 2023 in comparison to December 31, 2022; (5) the quarterly period ended June 30, 2024 in comparison to June 30, 2023; (6) the quarterly period ended September 30, 2024 in comparison to September 30, 2023; (7) the quarterly period ended December 31, 2024 in comparison to December 31, 2023; (8) the quarterly period ended June 30, 2025 in comparison to June 30, 2024; (9) the quarterly period ended September 30, 2025 in comparison to September 30, 2024; and (10) the quarterly period ended December 31, 2025 in comparison to December 31, 2024.
•
Part 3 - Financial Liquidity and Capital Resources. This section provides an analysis of our cash flows and outstanding debt and commitments for fiscal 2026. Included in this analysis is a discussion of the amount of financial capacity available to fund our ongoing operations and future commitments.
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

Part 1 - Business Overview

We are here to better lives through cannabis.

We believe in the power of a plant – not as a trend or commodity, but as a catalyst for elevating human potential. For the patient seeking to function more fully in their everyday lives, the veteran finding relief, and the individual rediscovering balance, clarity, and purpose. We believe that, with responsible enjoyment, cannabis can enrich experiences, deepen connection, and enhance well-being.

Cannabis is a global economic force in the making. We believe it will stand alongside – and eventually rival – the largest consumer packaged goods industries in the world. The companies that lead will not be those who move fastest, but those who are principled, disciplined, and focused on the consumer.

Guided by these beliefs, we choose to lead the industry. We are making decisions for the long term, creating standards others will follow, and earning trust every day – with every product, interaction, and every commitment kept.

We are building a global, consumer-centric company with a clear and uncompromising ambition: to lead the world in bettering lives through cannabis. A company with brands and category-defining products that can scale globally, grounded in superior flower cultivation, driven by innovation across formats and technologies, and consistently delighting consumers. A company driven by focused and disciplined operators, relentless in execution, strategic prioritization, and financial performance.  Our foundation is built on four enduring values:

•
Leadership. We courageously set the standard for what this industry can and should be.
•
Excellence. We pursue uncompromising quality in everything we do – from cultivation to consumer experience.
•
Trust. We earn it through consistency, transparency, and integrity.
•
Innovation. We challenge assumptions and seek to unlock the full potential of cannabis as a plant and category.

Together, these values shape how we operate and create value, and how we better the lives of our people, and everyone we serve.

The full potential of cannabis is just beginning to be unlocked – and we intend to lead that future.

Our cannabis products are principally sold for adult-use and medical purposes under a portfolio of distinct brands. Our core operations are in Canada, Europe and Australia and we hold a significant non-controlling, non-voting interest in an entity that participates in the sale of cannabis and hemp derived products in the United States.

Today, we are a leader in the medical as well as adult use cannabis market in Canada where we offer a broad portfolio of brands and products and continue to expand our portfolio to include new innovative cannabis products and formats. We produce, distribute, and sell a diverse range of cannabis and cannabis-related products for adult-use and medical purposes under a portfolio of distinct brands in Canada pursuant to the Cannabis Act, SC 2018, c 16 (the “Cannabis Act”), and globally pursuant to applicable legislation, regulations, and permits. Our curated cannabis product formats include dried flower, pre-rolled joints (“PRJ”), oil, softgel capsules, edibles including gummies, vapes and beverages, as well as a wide range of cannabis accessories including our premier herbal vaporizer devices Storz & Bickel® (collectively with Storz & Bickel GmbH, “Storz & Bickel”).

Segment Reporting

Prior to the three months ended June 30, 2025, we had the following four reportable segments: (i) Canada cannabis, (ii) International markets cannabis, (iii) Storz & Bickel, and (iv) This Works (divested December 18, 2023). Following a change in our CODM (as defined below) and internal reorganizations initiated by us in the three months ended March 31, 2025, we changed the structure of our internal management reporting. Accordingly, as of the three months ended June 30, 2025, we began reporting our financial results for the following two reportable segments:

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

Factors Impacting our Business

To achieve our vision, our strategy consists of six pillars:

We are and expect to continue to be Canada’s #1 medical cannabis provider by revenue - We are committed to the high-quality production of medical cannabis products and are equally committed to helping medical professionals confidently prescribe and patients to responsibly use our products. As the leaders in providers of medical cannabis to patients in Canada, our award winning network of clinics allows us to serve patients nationwide across the Apollo, Canada House and Abba Medix banners. We provide services that ensure the patient comes first by providing quick access to medical care to start their cannabis journey or helping medical cannabis patients seek reimbursement for their medicines. We are strong advocates for our patients and consistently seek to deliver products that are responsive to their needs.

Leadership of global vaporization through Storz &Bickel - Vaporization is a consumption method that aligns with the desires of many of our medical cannabis patients and adult-use consumers. With an already extensive product portfolio, our focus is to continue to push for more impactful product innovations that allow for the expansion of new product formats. Like our cannabis, these devices are crafted with the same attention to quality, performance and safety and undergo rigorous manufacturing procedures and certification. While already internationally established, Storz & Bickel is focused on addressing consumer needs in the North American market and intends to continue to deliver its award-winning products to a broader audience.

Focused growth in international medical cannabis market - Our unwavering commitment to the safety and effectiveness of our products is a critical strategic imperative which also helps differentiate us in the growing cannabis market. We deliver medical cannabis to patients in Germany, Poland, and Australia and expect to do so in the United Kingdom over the coming fiscal year. To remain successful, we consistently strive to make significant investments in our operations within Canada and Europe and we are well-positioned to pursue international growth opportunities with our strong medical cannabis brands and distribution networks. We intend to fuel the continued demand for our European Union Good Manufacturing Practices (“EU-GMP”) certified medical grade cannabis internationally with supply from within Europe and from our Canadian EU-GMP certified facility in Kincardine, Ontario. In addition, we will continue to maximize our existing routes to market to further our execution on our international growth plans, while leveraging our cannabis expertise and well-established medical brands.

Focusing on profitable scale in adult-use cannabis through our powerhouse brands backed by exceptional product quality - The heart of our business is in North America with our roots in Canada and investments in the U.S. Our brand portfolio includes Tweed, Claybourne™, HiWay, 7ACRES, Twd., Wana, DOJA, DeeLish, MTL Cannabis, LowKey, R’belle, and Deep Space in our Canadian adult-use market. As markets continue to evolve, we believe the role of brands will become more prominent in consumers’ desire for trustworthy products that deliver quality and consistency of experience. We are investing in our brands to further our position of leadership in the market and to continually strengthen their relationship with consumers. We understand that the success of our products and brands is only achievable with the support and buy-in of customers. As consumer needs and trends evolve, we are continuing to focus our efforts on product categories with the highest and most tangible profit opportunities that also align to customer needs and consumer desires. At the same time, we are significantly optimizing our wholesale capabilities to ensure that our products have the broadest distribution in our highest profit geographies.

Leveraging our disciplined “asset-right” model to build world class cultivation and to power our growth - As the cannabis market continues to rapidly evolve, we remain focused on driving efficiency for the greatest return on asset investments. With our acquisition of MTL completed in fiscal 2026, we have access to world leading genetics and talent that will shape our cultivation practices. Our objective is to excel at our own internal manufacturing capabilities by making selective investments in assets that will accelerate returns and secure long-term sustainable profitability. This means we will invest where necessary and continue to leverage local and/or regional suppliers for raw materials to complement our owned operations. We continually and consistently seek to optimize our operating footprint in order to achieve profitability and foster growth while retaining a steadfast commitment to the quality of our products and the integrity of our global supply chain.

Unparalleled exposure to the expanding U.S. cannabis market - Unlike other cannabis businesses, our investment in Canopy USA provides a unique opportunity to maximize the value of our previously-held conditional U.S. THC investments. We have an unconsolidated and non-controlling interest in Canopy USA which is, and is expected to continue to be, accounted for as an equity method (fair value) investment until such time as both the NASDAQ Stock Market and The New York Stock Exchange permit the listing of companies that consolidate the financial statements of entities that cultivate, distribute or possess marijuana (as defined in 21 U.S.C 802) in the United States for non-medicinal purposes (the “Stock Exchange Permissibility Date”). Canopy USA continues to explore brand opportunities to continue building a foundation for us to participate indirectly in the world’s largest and fastest growing cannabis market and to offer our shareholders unique exposure to this market’s growth. See “Risk Factors – Our expansion plans into the United States rely upon the continued operations and success of Canopy USA and its subsidiaries and the anticipated benefits of the strategy involving Canopy USA is uncertain and may not be realized; and the fair value of our equity method investment in Canopy USA is volatile” under Item 1A of this Comprehensive Form 10-K.

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

The August 2025 ATM Program will be effective until the earlier of (A) June 5, 2027; (B) the issuance and sale of Canopy Shares having an aggregate offering price of US$200 million on the terms and subject to the conditions set forth in the August 2025 Equity Distribution Agreement; (C) the date on which the Company’s registration statement, as amended (the “Registration Statement”), filed with the Securities and Exchange Commission (the “SEC”) has ceased to be useable for sales of Shelf Securities (as defined in the August 2025 Equity Distribution Agreement) pursuant to General Instruction I.B.1 of Form S-3; (D) the date on which the Company receives notice from the SEC that the Registration Statement has ceased to be effective; and (E) the date on which the August 2025 Equity Distribution Agreement is terminated by the parties. Notwithstanding the foregoing, the Canadian Offering will automatically terminate on the earlier of (i) July 5, 2026; (ii) the date on which the issuance and sale of common shares in the Canadian Offering equals US$50 million (or its Canadian dollar equivalent); (iii) the date on which the Company receives notice from the Ontario Securities Commission that the Company’s Canadian short form base shelf prospectus dated June 5, 2024 has ceased to be effective; or (iv) the date on which the August 2025 Equity Distribution Agreement is terminated pursuant to clauses (A) through (E) above; provided, however, that a termination of the Canadian Offering as contemplated by clauses (i), (ii) and (iii) above will in no case affect the U.S. Offering and the August 2025 Equity Distribution Agreement will continue in full force and effect with respect to the U.S. Offering. The August 2025 Equity Distribution Agreement replaced the equity distribution agreement dated February 28, 2025, as amended, among us and the Agents that established our prior at-the-market equity program (the “February 2025 ATM Program”).

During the fiscal year ended March 31, 2026, we sold 56,206,101 Canopy Shares for gross proceeds of approximately $135.8 million (US$98.0 million) under the August 2025 ATM Program.

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

Loan Agreement

On January 8, 2026, we entered into a loan and guaranty agreement (the “Loan Agreement”), by and among us, as a borrower, certain subsidiaries of the Company party thereto, as borrowers and/or guarantors, the parties identified therein as lenders (the “Lenders”), and JGB Collateral LLC, as administrative and collateral agent (“JGB”), pursuant to which, among other things, the Lenders advanced US$150 million in cash pursuant to a senior secured term loan in the aggregate principal amount of approximately US$162.1 million (collectively, the “Loans” and such transaction, the “Loan Transaction”). The Loans were funded on January 8, 2026 (the “Loan Closing Date”) with an original issue discount of approximately US$12.1 million. The Loans mature on the earlier of (i) January 31, 2031, and (ii) the date that is 120 days prior to the maturity date of the January 2026 Convertible Debentures (as defined below).

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

On June 15, 2026, the Company amended the Loan Agreement pursuant to a first amendment to loan and guaranty agreement (the “Amendment”), by and among the Company, as a borrower, certain subsidiaries of the Company party thereto, as borrowers and/or guarantors, certain lenders party thereto, and JGB. Pursuant to the Amendment, the Lenders have, among other things, restricted (the “Exchange Restriction”) the Company’s and certain of its subsidiaries’ ability to exchange any non-voting and non-participating shares in the capital of Canopy USA, LLC (“Canopy USA”) into Class B shares of Canopy USA at any time prior to the Stock Exchange Permissibility Date.

2026 Exchange Agreement

On January 7, 2026, we entered into an exchange agreement (the “Exchange Agreement”) with the May 2024 Investor (as defined below) pursuant to which, among other things, on January 8, 2026 (the “Exchange Closing Date”), the May 2024 Investor delivered to us the May 2024 Convertible Debenture (as defined below) held by the May 2024 Investor in exchange for (A) the Company issuing to the May 2024 Investor (i) new senior unsecured convertible debentures of the Company with an aggregate principal amount of $55.0 million maturing on July 8, 2031 (the “January 2026 Convertible Debentures”), (ii) 12,731,481 common share purchase warrants of the Company (the “January 2026 Investor Warrants”), and (iii) 9,493,670 Canopy Shares (the “Exchange Shares”) and (B) a $10.5 million cash payment from the Company (collectively, the “Exchange Transaction”).

Each January 2026 Investor Warrant entitles the holder to acquire one Canopy Share at an exercise price equal to $2.16 per Canopy Share until January 8, 2031. The January 2026 Convertible Debentures bear interest at a rate of 7.50% per annum, payable in semi-annual payments in cash, and are convertible, at the option of the May 2024 Investor, into Canopy Shares at a conversion price equal to $1.83 per Canopy Share.

The January 2026 Convertible Debentures are subject to a forced conversion feature upon notice from the Company in the event that the average closing trading price of the Canopy Shares on the TSX exceeds $2.75 for a period of 10 consecutive trading days.

Acquisition of MTL

On December 14, 2025, we entered into an arrangement agreement, as amended on January 6, 2026 with MTL, pursuant to which, among other things, we agreed to acquire all of the issued and outstanding common shares (the “MTL Shares”) in the capital of MTL Cannabis Corp. (“MTL”) in accordance with a plan of arrangement under the Canada Business Corporations Act (the “MTL Arrangement”). Pursuant to the terms of the MTL Arrangement, shareholders of MTL received 0.32 of a Canopy Share and $0.144 in cash (the “Cash Consideration”) for each MTL Share held immediately prior to the closing of the MTL Arrangement.

In connection with the MTL Arrangement:

•
each outstanding warrant to purchase MTL Shares that was out-of-the-money (each, a “MTL Warrant”) was exchanged for a replacement warrant (a “Replacement Warrant”) to acquire from Canopy Growth the number of Canopy Shares as is equal to (a) the number of MTL Shares issuable on the exercise of such MTL Warrant immediately prior to the effective time of the MTL Arrangement (the “Effective Time”), multiplied by (b) 0.32. The exercise price per Canopy Share subject to any such Replacement Warrants is equal to the price per Canopy Share that was otherwise payable to acquire a MTL Share pursuant to the MTL Warrant it replaced less an amount equal to the Cash Consideration;
•
each outstanding option to purchase MTL Shares that was out-of-the-money (each, a “MTL Option”) was exchanged for a replacement option (a “Replacement Option”) to acquire from Canopy Growth the number of Canopy Shares as is equal to (a) the number of MTL Shares issuable on exercise of such MTL Option immediately prior to the Effective Time, multiplied by (b) 0.32. The exercise price per Canopy Share subject to any such Replacement Option is equal to the price per Canopy Share that was otherwise payable to acquire a MTL Share pursuant to the MTL Option it replaced less an amount equal to the Cash Consideration; and
•
each outstanding compensation option (collectively, “MTL Compensation Options”) to purchase units of MTL (the “MTL Units”) was exchanged for a compensation option (a “Replacement Compensation Option”) to acquire from Canopy Growth the number of units (the “Canopy Units”) as is equal to (a) the number of MTL Units that were issuable on exercise of such MTL Compensation Option immediately prior to the Effective Time, multiplied by (b) 0.32. The exercise price per Canopy Unit subject to any such Replacement Compensation Option is equal to the price per Canopy Unit that was otherwise payable to acquire a MTL Unit pursuant to the MTL Compensation Option it replaced less an amount equal to the Cash Consideration. Each Canopy Unit is comprised of one Canopy Share and one half of one Canopy Growth warrant (each whole warrant, a “Canopy Unit Warrant”), with each Canopy Unit Warrant exercisable to acquire one Canopy Share until September 19, 2028 at an exercise price of C$2.61 per Canopy Share, subject to adjustment in accordance with its terms.

On March 16, 2026, we completed the acquisition of MTL and now own 100% of the issued and outstanding MTL Shares.

In aggregate, upon closing of the transaction, we issued 41,232,337 Canopy Shares and made a cash payment of $18.5 million pursuant to the MTL Arrangement as consideration to the shareholders of MTL for the MTL Shares. In addition, 2,956,391 Canopy Shares were issued under the MTL Arrangement to certain former shareholders (the “MC Shareholders”) of Montreal Cannabis Medical, Inc. (“MC”) in exchange for a release of all prior obligations owing to the former MC Shareholders in connection with MTL’s prior acquisition of MC. The Canopy Shares issued to the MC Shareholders are subject to an 18-month restriction on transfer. The Company also issued 7,446,919 Replacement Warrants, 160,000 Replacement Options and 70,515 Replacement Compensation Options.

Management Cease Trade Order

On May 15, 2026, the Company filed a press release as well as a material change report with the Canadian securities regulators and a Current Report on Form 8-K with the SEC pursuant to which the Company announced that it identified that its (i) audited consolidated financial statements for the fiscal year ended March 31, 2024, included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (the “2024 10-K”), (ii) audited consolidated financial statements for the fiscal year ended March 31, 2025, included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025 (the “2025 10-K”); and (iii) unaudited consolidated financial statements for the quarterly periods ended September 30, 2023, December 31, 2023, June 30, 2024, September 30, 2024, December 31, 2024, June 30, 2025, September 30, 2025, and December 31, 2025, included in the Company’s Quarterly Reports on Form 10-Q for such quarterly periods (together with the 2024 10-K and the 2025 10-K, the “Prior Financial Statements”) should no longer be relied upon because of a technical non-cash accounting error relating to the classification of certain share-settled warrants of the Company with exercise prices denominated in U.S. dollars, first issued during the fiscal year ended March 31, 2024 (the “Identified Warrants”), contained in the Prior Financial Statements (the “Default”). Accordingly, the Company should have recorded these instruments as liabilities on its consolidated balance sheets and measured them at fair value at each reporting date, with changes in fair value recorded in the consolidated statements of operations and comprehensive loss. On May 28, 2026, the Ontario Securities Commission issued a management cease trade order against Luc Mongeau, the Company’s Chief Executive Officer and Thomas Stewart, the Company’s Chief Financial Officer as a result of the Default. The management cease trade order prohibits Mr. Mongeau and Mr. Stewart from trading in the securities of the Company until two full business days following the filing of this Comprehensive Form 10-K, following which the management cease trade order may be lifted.

Part 2 - Results of Operations

The results of operations presented below reports the financial performance of the continuing operations of Canopy Growth for the years ended March 31, 2026 and 2025 and for the quarterly periods ended September 30, 2023, December 31, 2023, June 30, 2024, September 30, 2024, December 31, 2024, June 30, 2025, September 30, 2025, and December 31, 2025.

Discussion of Fiscal 2026 Results of Operations

The following table presents selected consolidated financial information for the years ended March 31, 2026 and 2025:

	Year ended March 31,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2026	2025	$ Change	% Change
		(As Restated)
Selected consolidated financial information:
Net revenue	$284,603	$268,995	$15,608	6%
Gross margin percentage	24%	30%	-	(600) bps
Net loss from continuing operations	$(262,908)	$(514,901)	$251,993	49%
Basic and diluted loss per share from continuing operations[1]	$(0.88)	$(4.79)	$3.91	82%
[1] For the year ended March 31, 2026, the weighted average number of outstanding common shares, basic and diluted, totaled 298,043,044 (year ended March 31, 2025 - 107,553,729).

Net Revenue

We report net revenue in two segments: (i) Cannabis; and (ii) Storz & Bickel. The following table presents segmented net revenue for the years ended March 31, 2026 and 2025:

Net Revenue	Year ended March 31,
(in thousands of Canadian dollars)	2026	2025	$ Change	% Change
Cannabis
Canadian adult-use cannabis[1]	$94,472	$78,828	$15,644	20%
Canadian medical cannabis[2]	90,818	77,032	13,786	18%
International markets cannabis[3]	28,654	30,866	(2,212)	(7%)
	$213,944	$186,726	$27,218	15%

Storz & Bickel	$70,659	$82,269	$(11,610)	(14%)

Net revenue	$284,603	$268,995	$15,608	6%

[1] Reflects excise taxes of $51,856 and other revenue adjustments, representing our determination of returns and pricing adjustments, of $3,885 for the year ended March 31, 2026 (year ended March 31, 2025 - excise taxes of $36,442 and other revenue adjustments of $4,166).

[2] Reflects excise taxes of $10,368 for the year ended March 31, 2026 (year ended March 31, 2025 - $8,532).
[3] Reflects other revenue adjustments of $1,222 for the year ended March 31, 2026 (year ended March 31, 2025 - $100).

Net revenue was $284.6 million in fiscal 2026, as compared to $269.0 million in fiscal 2025.

Cannabis

Net revenue from our Cannabis segment was $213.9 million in fiscal 2026, as compared to $186.7 million in fiscal 2025.

Canadian adult-use cannabis net revenue was $94.5 million in fiscal 2026, as compared to $78.8 million in fiscal 2025. The year-over-year increase is primarily attributable to growth in infused PRJ offerings and new All-In-One vaporizers which launched in the first quarter of fiscal 2026, partially offset by declines in edibles and non-infused PRJs.

Canadian medical cannabis net revenue was $90.8 million in fiscal 2026, as compared to $77.0 million in fiscal 2025. The year-over-year increase is primarily attributable to an increase in the average size of medical orders placed by our customers due largely to an increase in the percentage of insured customers, and a larger assortment of cannabis product choices offered to our customers.

International markets cannabis revenue was $28.7 million in fiscal 2026, as compared to $30.9 million in fiscal 2025. The year-over-year decrease is primarily attributable to supply chain challenges in Europe in the first three quarters of the year, partially offset by strength in Europe during the last quarter of the fiscal year.

Storz & Bickel

Revenue from Storz & Bickel was $70.7 million in fiscal 2026, as compared to $82.3 million in fiscal 2025. The year-over-year decrease is primarily attributable to lapping strong sales in the prior year and continued consumer economic uncertainty, offset by our new product launch in September 2025.

Cost of Goods Sold and Gross Margin

The following table presents cost of goods sold, gross margin and gross margin percentage on a consolidated basis for the years ended March 31, 2026 and 2025:

	Year ended March 31,
(in thousands of Canadian dollars except where indicated)	2026	2025	$ Change	% Change
Net revenue	$284,603	$268,995	$15,608	6%

Cost of goods sold	$214,933	$189,484	$25,449	13%
Gross margin	69,670	79,511	(9,841)	(12%)
Gross margin percentage	24%	30%	-	(600) bps

Cost of goods sold was $214.9 million in fiscal 2026, as compared to $189.5 million in fiscal 2025. Our gross margin was $69.7 million in fiscal 2026, or 24% of net revenue, as compared to a gross margin of $79.5 million and gross margin percentage of 30% of net revenue in fiscal 2025.

We report gross margin and gross margin percentage in two segments: (i) Cannabis; and (ii) Storz & Bickel. The following table presents segmented gross margin and gross margin percentage for the years ended March 31, 2026 and 2025:

	Year ended March 31,
(in thousands of Canadian dollars except where indicated)	2026	2025	$ Change	% Change
Cannabis segment
Net revenue	$213,944	$186,726	$27,218	15%
Cost of goods sold	167,852	137,731	30,121	22%
Gross margin	46,092	48,995	(2,903)	(6%)
Gross margin percentage	22%	26%		(400) bps

Storz & Bickel segment
Revenue	$70,659	$82,269	$(11,610)	(14%)
Cost of goods sold	47,081	51,753	(4,672)	(9%)
Gross margin	23,578	30,516	(6,938)	(23%)
Gross margin percentage	33%	37%		(400) bps

Cannabis

Gross margin for our Cannabis segment was $46.1 million in fiscal 2026, or 22% of net revenue, as compared to $49.0 million in fiscal 2025, or 26% of net revenue. The year-over-year decrease in the gross margin percentage was primarily attributable to lower sales relating to international markets, higher inventory provisions, costs related to new product launches and a shift in both product and geographical mix.

Further impacting our Cannabis gross margin in fiscal 2026 are inventory charges of $9.9 million relating primarily to our acquisition of MTL and $0.8 million in flow-through of inventory step-up relating to our acquisition of MTL. The inventory charges resulted from a review of the overall Cannabis segment inventory levels after the acquisition of MTL.

Storz & Bickel

Gross margin for our Storz & Bickel segment was $23.6 million in fiscal 2026, or 33% of net revenue, as compared to $30.5 million in fiscal 2025, or 37% of net revenue. The year-over-year decrease in the gross margin percentage is primarily attributable to lower sales, increased tariffs on imports to the United States and shifts in geographic mix, partially offset by the fact prior year gross margins were depressed due to discounts provided to clear out remaining stock of previously discounted product and no significant discounts were provided on sales in the current period.

Operating Expenses

The following table presents operating expenses for the years ended March 31, 2026 and 2025:

	Year ended March 31,
(in thousands of Canadian dollars)	2026	2025	$ Change	% Change
Operating expenses
General and administrative	$55,579	$65,060	$(9,481)	(15%)
Sales and marketing	63,080	60,852	2,228	4%
Acquisition, divestiture, and other costs	21,475	19,524	1,951	10%
Depreciation and amortization	19,850	24,190	(4,340)	(18%)
Selling, general and administrative expenses	159,984	169,626	(9,642)	(6%)

Share-based compensation	4,266	(4,205)	8,471	201%

Loss on asset impairment and restructuring	67,079	31,233	35,846	115%
Total operating expenses	$231,329	$196,654	$34,675	18%

Selling, general and administrative expenses

Selling, general and administrative expenses were $160.0 million in fiscal 2026, as compared to $169.6 million in fiscal 2025.

General and administrative expense was $55.6 million in fiscal 2026, as compared to $65.1 million in fiscal 2025. The year-over-year decrease is primarily attributable to: (i) continued reductions in headcount; and (ii) lower third party costs, including insurance, professional fees and IT costs.

Sales and marketing expense was $63.1 million in fiscal 2026, as compared to $60.9 million in fiscal 2025. The year-over-year increase is primarily attributable to increased costs associated with: (i) customer acquisition costs; and (ii) royalties and other variable marketing costs. The increased costs were partially offset by continued reductions in headcount.

Acquisition-related costs were $21.5 million in fiscal 2026, as compared to $19.5 million in fiscal 2025. In fiscal 2026, costs were incurred primarily in relation to:

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
•
transaction costs associated with the acquisition of MTL;
•
other non-recurring acquisition, divestiture and litigation costs and recoveries.

Comparatively, in fiscal 2025, costs were incurred primarily in relation to:

•
continued legal costs arising from the restatement of our consolidated financial statements in connection with the review of the financial reporting matters related to the BioSteel business unit for the Prior Periods;
•
the reorganization of Canopy USA;
•
costs associated with the acquisition of certain outstanding debt  of Acreage Holdings, Inc. (“Acreage”) by a wholly-owned subsidiary of the Company (the “Debt Acquisition”); and
•
costs relating to the modification of the term loan credit agreement (the “Credit Agreement”) that occurred in August 2024.

Depreciation and amortization expense was $19.9 million in fiscal 2026, as compared to $24.2 million in fiscal 2025. The year-over-year decrease is primarily attributable to the reduction in new capital expenditures.

Share-based compensation

Share-based compensation was $4.3 million in fiscal 2026, as compared to $(4.2) million in fiscal 2025. The year-over-year increase is primarily attributable to the fact that the prior expense reversal was driven by the departure of our former CEO which resulted in a deemed modification of his existing share-based compensation and reversal of expensing associated with unvested tranches. Current year expensing increase was impacted by fiscal 2026 grants of 2.8 million options and 3.9 million restricted share units, offset by higher estimated forfeitures in the first and third quarters of fiscal 2026 due to departures of certain executives and lower expense due to reduced headcount.

Asset impairment and restructuring costs

Asset impairment and restructuring costs recorded in operating expenses were $67.1 million in fiscal 2026, as compared to $31.2 million in fiscal 2025.

Loss on asset impairment and restructuring recorded in fiscal 2026 is primarily related to the impairment of goodwill associated with the Storz & Bickel business and employee restructuring costs.

Comparatively, in fiscal 2025, the loss on asset impairment and restructuring was primarily related to the non-cash impairment of divestiture-related assets, employee restructuring costs, and ongoing holding costs to maintain previously restructured sites. These amounts were offset by a gain related to remeasurement of a lease liability upon execution of the exit agreement.

Other

The following table presents other income (expense), net, and income tax (expense) recovery for the years ended March 31, 2026 and 2025:

	Year ended March 31,
(in thousands of Canadian dollars)	2026	2025	$ Change	% Change
		(As Restated)
Other income (expense), net	(101,226)	(390,617)	289,391	74%
Income tax expense	(23)	(7,141)	7,118	100%

Other income (expense), net

Other income (expense), net, was an expense amount of $101.2 million in fiscal 2026, as compared to an expense amount of $390.6 million in fiscal 2025. The year-over-year change of $289.4 million, decrease in expense, is primarily attributable to:

•
Decrease in non-cash expense of $333.2 million related to fair value changes on our Canopy USA related and other financial assets, from an expense amount of $400.2 million in fiscal 2025 to an expense amount of $67.0 million in fiscal 2026. The fiscal 2026 expense amount is primarily attributable to fair value decreases relating to our investments in:
•
the Canopy Elevate I LLC, Canopy Elevate II LLC and Canopy Elevate III LLC (collectively, “Elevate”) loan receivable, the amounts owing under the third amended and restated credit agreement dated as of July 29, 2025 among a wholly-owned subsidiary of the Company, an arm’s length third-party lender, Acreage and the other parties named therein (the “Acreage and Wana Debt” and together with the Elevate loan receivable, the “Canopy USA Loans Receivable”), in the amount of $76.1 million relating to fair value movements in consideration of the debtor’s net assets.

The fair value decrease was partially offset by a fair value increase related to our investment in:

•
the Canopy USA LPs (as defined below) equity method investment in the amount of $9.1 million.

Comparatively, the fiscal 2025 expense amount is primarily attributable to fair value decreases relating to our investments in:

•
the Canopy USA and certain entities controlled by Canopy USA (the “Canopy USA LPs”) equity method investments in the aggregate amount of $246.7 million;
•
the Canopy USA Loans Receivable, in the amount of $147.4 million relating to fair value movements in consideration of the debtor's net assets;
•
the Acreage financial instrument, in the amount of $31.8 million. On a quarterly basis, we determine the fair value of the Acreage financial instrument using a probability-weighted expected return model, incorporating several potential scenarios and outcomes associated with the Acreage Amended Arrangement (as defined below). The fair value decrease in fiscal 2025 is primarily attributable to an increase of approximately 75% in our share price up to the Deconsolidation Date (as defined below), relative to an increase of approximately 46% in Acreage’s share price during that same period. As a result, the model at the Deconsolidation Date reflects both a higher estimated value of the Canopy Shares that were expected to be issued upon the acquisition of all of the issued and outstanding Class E subordinate voting shares (the “Fixed Shares”) and Class D subordinate voting shares of Acreage (the “Acreage Acquisition”), and a higher estimated value of the Acreage shares that were expected to be acquired at that time. In the period up to the Deconsolidation Date, the relative share price movements resulted in a decrease in the value of the Acreage financial instrument; and
•
Indiva Limited (“Indiva”) shares, in the amount of $2.8 million due to a decrease in the price per Indiva share as a result of Indiva’s CCAA (as defined below) proceedings.

These fair value decreases were partially offset by a fair value increases related to our investments in:

•
The exchangeable shares (the “TerrAscend Exchangeable Shares”) in the capital of TerrAscend Corp. (“TerrAscend”), in the amount of $17.3 million, which was primarily attributable to an increase of approximately 16% in TerrAscend’s share price up to April 30, 2024, being the date that Canopy Growth deconsolidated the financial results of Canopy USA (the “Deconsolidation Date”);
•
the 22,474,130 TerrAscend common share purchase warrants with a weighted average exercise price of $6.07 per TerrAscend common share and expiring on December 31, 2032 (the “TerrAscend Warrants”), in the amount of $7.9 million, which was primarily attributable to an increase of approximately 16% in TerrAscend’s share price up to the Deconsolidation Date; and
•
the option premium asset associated with an option premium prepayment (the “Option Premium”), in the amount of $3.1 million related to closing of the Acreage Debt Acquisition and release of the amount that was previously held in escrow pursuant to the option agreement dated November 15, 2022 (the “Option Agreement”) among a wholly owned subsidiary of Canopy Growth and the lenders party to Acreage’s credit agreement.
•
Change of $80.5 million related to fair value changes on warrant derivative liability, from a gain of $89.2 in fiscal 2025 to a gain of $8.7 in fiscal 2026. The decrease in fair value gain is driven by a change in the decrease of our share price, we experienced a larger decrease in our share price in fiscal 2025 compared to fiscal 2026.
•
Change of $35.5 million related to fair value changes on acquisition related contingent consideration and other, from an expense of $35.5 million in fiscal 2025 to $nil in fiscal 2026. There were no fair value changes for any acquisition related contingent consideration in fiscal 2026, whereas the fair value changes in fiscal 2025 related to various acquisition related contingent consideration.

•
Change of $36.9 million related to charges associated with the settlement of our debt, from a gain of $22.3 million in fiscal 2025 to a loss of $14.6 million in fiscal 2026. For fiscal 2026, we recognized a loss of $14.6 million, related to the settlement of the May 2024 Convertible Debenture and the settlement of the Credit Facility. Comparatively, in fiscal 2025, we recognized a gain of $22.3 million, primarily in connection with the exchange of the $100 million principal amount promissory note issued to Greenstar Canada Investment Limited Partnership (the “CBI Note”).
•
Increase in interest income of $1.2 million, from $8.8 million in fiscal 2025 to $10.0 million in fiscal 2026. The year-over-year increase is attributable to higher cash balances.
•
Decrease in interest expense of $36.4 million, from $74.6 million in fiscal 2025 to $38.2 million in fiscal 2026. The year-over-year decrease is primarily attributable to the reduction of our debt balances.

Income tax expense

Income tax expense in fiscal 2026 was $0.02 million, as compared to an income tax expense of $7.1 million in fiscal 2025. In fiscal 2026, the income tax expense consisted of a deferred income tax expense of $0.04 million (compared to an expense of $6.8 million in fiscal 2025) and current income tax recovery of $0.01 million (compared to an expense of $0.3 million in fiscal 2025).

The decrease of $6.8 million in the deferred income tax expense is primarily a result of the settlements of the CBI Note in fiscal 2025 that did not recur in fiscal 2026.

The decrease of $0.3 million in the current income tax expense relates primarily to a prior period return to provision recovery of $0.3 million in a German subsidiary of the Company. Otherwise, the current tax expense remained consistent period over period and arose primarily in connection with tax on income for tax purposes that could not be reduced by the group’s tax attributes in the current taxation year.

Restructuring, Asset Impairments and Related Costs

Fiscal 2026

Total restructuring, asset impairments and related costs of $77.0 million were recognized in fiscal 2026. The fiscal 2026 expense amount is primarily related to the non-cash impairment of the Storz & Bickel goodwill, Storz & Bickel brand and inventory-related charges. Employee-related restructuring costs further contributed to the total charges in fiscal 2026.

A summary of the pre-tax charges recognized in fiscal 2026 in connection with our restructuring actions described above is as follows:

Year ended March 31, 2026
Costs recorded in cost of goods sold:
Inventory write-downs and other charges	$9,878

Costs recorded in operating expenses:
Impairment of property, plant and equipment, net	1,715
Impairment of intangible assets	8,028
Impairment of goodwill	47,491
Employee-related, other asset impairment and other restructuring costs	9,845
Asset impairment and restructuring costs	67,079

Total restructuring, asset impairments and related costs	$76,957

Fiscal 2025

Total restructuring, asset impairments and related costs of $33.2 million were recognized in fiscal 2025. The fiscal 2025 expense amount is primarily attributable to the non-cash impairment of divestiture-related assets, employee restructuring costs and other costs associated with previous restructuring actions. This was partially offset by a gain related to the renegotiation of the terms of a long term facility lease, resulting in a short-term to long-term reclassification of its lease liabilities in December 2024 (the “Lease Renegotiation”) and reversal of a previous restructuring charge.

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

Net Loss

The net loss from continuing operations in fiscal 2026 was $262.9 million, as compared to a net loss from continuing operations of $514.9 million in fiscal 2025. The year-over-year decrease in the net loss from continuing operations is primarily attributable to the year-over-year decrease in expense relating to other income (expense), net, of $289.4 million, which was primarily driven by lower fair value losses on Canopy USA related assets and lower interest expense. The lower expense was partially offset by an increase in operating loss relating to impairment restructuring charges relating primarily to the impairment of goodwill. These variances are described above.

Adjusted EBITDA (Non-GAAP Measure)

Our “Adjusted EBITDA” is a non-GAAP measure used by management that is not defined by U.S. GAAP and may not be comparable to similar measures presented by other companies. Management calculates Adjusted EBITDA as the reported net income (loss), adjusted to exclude income tax recovery (expense); other income (expense), net; loss on equity method investments; share-based compensation expense; depreciation and amortization expense; asset impairment and restructuring costs; acquisition related restructuring and other inventory write-downs; and charges related to the flow-through of inventory step-up on business combinations, and further adjusted to remove acquisition, divestiture, and other costs. Asset impairments related to periodic changes to our supply chain processes are not excluded from Adjusted EBITDA given their occurrence through the normal course of core operational activities. Accordingly, management believes that Adjusted EBITDA provides meaningful and useful financial information as this measure demonstrates the operating performance of businesses.

The following table presents Adjusted EBITDA for the years ended March 31, 2026 and 2025:

	Year ended March 31,
(in thousands of Canadian dollars)	2026	2025	$ Change	% Change
		(As Restated)
Net loss from continuing operations	$(262,908)	$(514,901)	$251,993	49%
Income tax expense	23	7,141	(7,118)	(100%)
Other (income) expense, net	101,226	390,617	(289,391)	(74%)
Share-based compensation	4,266	(4,205)	8,471	201%
Acquisition, divestiture, and other costs[1]	22,944	21,502	1,442	7%
Depreciation and amortization	36,473	43,118	(6,645)	(15%)
Loss on asset impairment and restructuring	67,079	31,233	35,846	115%
Acquisition related restructuring and other inventory write-downs	9,878	1,991	7,887	396%
Charges related to the flow-through of inventory step-up on business combinations	849	-	849	100%
Adjusted EBITDA	$(20,170)	$(23,504)	$3,334	14%
[1] Acquisition, divestiture, and other costs include discrete transaction and litigation costs.

The Adjusted EBITDA loss in fiscal 2026 was $20.2 million, as compared to an Adjusted EBITDA loss of $23.5 million in fiscal 2025. The year-over-year decrease in the Adjusted EBITDA loss is primarily attributable to the year-over-year reduction in our total selling, general and administrative expense. These variances are described above.

Discussion of Fiscal 2025 Results of Operations

The following table presents selected consolidated financial information for the years ended March 31, 2025 and 2024:

	Years ended March 31,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2025	2024	$ Change	% Change
	(As Restated)	(As Restated)
Selected consolidated financial information:
Net revenue	$268,995	$297,146	$(28,151)	(9%)
Gross margin percentage	30%	27%	-	300 bps
Net loss from continuing operations	$(514,901)	$(520,093)	$5,192	1%
Basic and diluted loss per share from continuing operations[1]	$(4.79)	$(6.95)	$2.16	31%
[1] For the year ended March 31, 2025, the weighted average number of outstanding common shares, basic and diluted, totaled 107,553,729 (year ended March 31, 2024 - 74,787,521).

Net Revenue

We report net revenue in two segments: (i) Cannabis; and (ii) Storz & Bickel. This Works was divested on December 18, 2023 and revenue derived from the remainder of our operations were included within “Other”. The following table presents segmented net revenue for the years ended March 31, 2025 and 2024:

Net Revenue	Years ended March 31,
(in thousands of Canadian dollars)	2025	2024	$ Change	% Change

Cannabis

Canadian adult-use cannabis[1,3]	$78,828	$92,803	$(13,975)	(15%)
Canadian medical cannabis[2,4]	77,032	66,362	10,670	16%
International markets cannabis[5]	30,866	32,518	(1,652)	(5%)
	186,726	191,683	(4,957)	(3%)

Storz & Bickel	$82,269	$79,464	$2,805	4%
This Works	$-	$21,256	$(21,256)	(100%)
Other[1,2]	$-	$4,743	$(4,743)	(100%)

Net revenue	$268,995	$297,146	$(28,151)	(9%)
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

[4] Reflects excise taxes of $8,532 for the year ended March 31, 2025 (year ended March 31, 2024 - $6,673).
[5] Reflects other revenue adjustments of $100 for the year ended March 31, 2025 (year ended March 31, 2024 - $645).

Net revenue was $269.0 million in fiscal 2025, as compared to $297.1 million in fiscal 2024. The year-over-year decrease is primarily attributable to: (i) the This Works Divestiture (as defined below) on December 18, 2023; (ii) a decrease in Canada adult-use cannabis; and (iii) a decline in our U.S. CBD business. These decreases were partially offset by: (i) growth in Canada medical; and (ii) growth in Storz & Bickel.

Cannabis

Net revenue from our Cannabis segment was $186.7 million in fiscal 2025, as compared to $191.7 million in fiscal 2024.

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

International markets cannabis revenue was $30.9 million in fiscal 2025, as compared to $32.5 million in fiscal 2024. The year-over-year decrease is primarily attributable to: (i) a decline in our Australian medical cannabis business and (ii) a decline in our U.S. CBD business resulting from a transition of our U.S. CBD business to Canopy USA which was deconsolidated on April 30, 2024, offset by increased shipments of flower products in Europe, driven by Poland and Germany.

Storz & Bickel

Revenue from Storz & Bickel was $82.3 million in fiscal 2025, as compared to $79.5 million in fiscal 2024. The year-over-year increase is primarily attributable to strong growth in Germany and the United Kingdom, sales of our Mighty vaporizer and sales of Venty, our newest portable vaporizer.

This Works

Revenue from This Works was $nil in fiscal 2025, as compared to $21.3 million in fiscal 2024. The year-over-year decrease is due to the completion of the This Works Divestiture on December 18, 2023.

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

The following table presents segmented gross margin and gross margin percentage for the years ended March 31, 2025 and 2024:

	Years ended March 31,
(in thousands of Canadian dollars except where indicated)	2025	2024	$ Change	% Change
Canada cannabis segment
Net revenue[1]	$186,726	$191,683	$(4,957)	(3%)
Cost of goods sold[2]	137,731	151,904	(14,173)	(9%)
Gross margin	48,995	39,779	9,216	23%
Gross margin percentage	26%	21%		500 bps

Storz & Bickel segment
Revenue	$82,269	$79,464	$2,805	4%
Cost of goods sold	51,753	46,793	4,960	11%
Gross margin	30,516	32,671	(2,155)	(7%)
Gross margin percentage	37%	41%		(400) bps

This Works segment
Revenue	-	$21,256	$(21,256)	(100%)
Cost of goods sold	-	10,722	(10,722)	(100%)
Gross margin	-	10,534	(10,534)	(100%)
Gross margin percentage	-%	50%		N/A

Other
Revenue[1]	-	$4,743	$(4,743)	(100%)
Cost of goods sold[2]	-	6,845	(6,845)	(100%)
Gross margin	-	(2,102)	2,102	100%
Gross margin percentage	-%	(44%)		N/A

1 A reclassification of $nil and $5,449 of ancillary cannabis revenues from Other to Canada cannabis occurred for the year ended March 31, 2025 and March 31, 2024, respectively.

2 A reclassification of $nil and $4,705 of ancillary cannabis cost of goods sold from Other to Canada cannabis occurred for the year ended March 31, 2025 and March 31, 2024, respectively.

Cannabis

Gross margin for our Cannabis segment was $49.0 million in fiscal 2025, or 26% of net revenue, as compared to $39.8 million in fiscal 2024, or 21% of net revenue. The year-over-year increase in the gross margin percentage was primarily attributable to: (i) the realized benefit of our cost savings program and strategic changes to our business that were initiated in the fourth quarter of fiscal 2023; and (ii) a shift in channel mix to higher margin medical sales. The increase was partially offset by: (i) recent pricing pressures in Poland; (ii) lower selling prices in Germany; (iii) lower sales in our Australian medical cannabis business; and (iv) the decline in U.S. CBD sales.

Storz & Bickel

Gross margin for our Storz & Bickel segment was $30.5 million in fiscal 2025, or 37% of net revenue, as compared to $32.7 million in fiscal 2024, or 41% of net revenue. The year-over-year decrease in the gross margin percentage is driven primarily by a shift in product mix as additional rebates were provided to clear out remaining stock of a previously planned discontinued product and increases in indirect costs.

This Works

Gross margin for our This Works segment was $nil in fiscal 2025, or 0% of net revenue, as compared to $10.5 million in fiscal 2024, or 50% of net revenue. The year-over-year decrease in the gross margin percentage is due to the completion of the This Works Divestiture on December 18, 2023.

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

General and administrative expense was $65.1 million in fiscal 2025, as compared to $90.3 million in fiscal 2024. The year-over-year decrease is primarily attributable to: (i) the impact of the restructuring actions and cost savings program initiated in the fourth quarter of fiscal 2023; (ii) continued decrease in people costs and professional service costs; and (iii) the This Works Divestiture on December 18, 2023.

Sales and marketing expense was $60.9 million in fiscal 2025, as compared to $76.1 million in fiscal 2024. The year-over-year decrease is primarily attributable to: (i) the This Works Divestiture on December 18, 2023; (ii) the impact of the restructuring actions and cost savings program initiated in the fourth quarter of fiscal 2023; and (iii) continued decrease in people costs and professional service costs.

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
•
approximately $10.7 million of legal and audit costs related to the restatement of our consolidated financial statements for the Prior Periods in connection with the correction of material misstatement arising from an internal review of financial reporting matters related to sales in the BioSteel business unit that were accounted for incorrectly, and the filing of our Annual Report on Form 10-K for the fiscal years ended March 31, 2023 and 2022 in June 2023;
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

Comparatively, in fiscal 2024, the loss on asset impairment and restructuring was primarily related to: (i) the Storz & Bickel goodwill and intangible asset impairment resulting from our annual impairment testing; (ii) the charges associated with the completion of the divestiture of the Company’s interest in This Works on December 18, 2023 (the “This Works Divestiture”); and (iii) incremental impairment losses and other costs associated with the restructuring of our Canadian cannabis operations that were initiated in the three months ended March 31, 2023. These charges were offset by a gain on the sale of our production facility at 1 Hershey Drive in Smiths Falls, Ontario. The gain is due to the sale proceeds exceeding the carrying value that was previously impaired at March 31, 2023.

Other

The following table presents other income (expense), net, and income tax (expense) recovery for the years ended March 31, 2025 and 2024:

	Years ended March 31,
(in thousands of Canadian dollars)	2025	2024	$ Change	% Change
	(As Restated)	(As Restated)
Other income (expense), net	(390,617)	(279,052)	(111,565)	(40%)
Income tax (expense)	(7,141)	(12,327)	5,186	42%

Other income (expense), net

Other income (expense), net was an expense amount of $390.6 million in fiscal 2025, as compared to an expense amount of $279.1 million in fiscal 2024. The year-over-year change of $111.6 million, increase in expense, was primarily attributable to:

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
•
the Elevate loan receivable, in the amount of $7.3 million relating to fair value movements in consideration of the debtor’s net assets;
•
the Acreage and Wana Debt loan receivable, in the amount of $140.1 million, primarily attributable to changes in market conditions and assumptions;
•
the Acreage financial instrument, in the amount of $31.8 million. On a quarterly basis, we determine the fair value of the Acreage financial instrument using a probability-weighted expected return model, incorporating several potential scenarios and outcomes associated with the arrangement agreement between us and Acreage dated April 18, 2019, as amended on May 15, 2019, September 23, 2020 and November 17, 2020 and the restated plan of arrangement (the “Acreage Amended Arrangement”). The fair value decrease in fiscal 2025 is primarily attributable to an increase of approximately 75% in our share price up to the Deconsolidation Date, relative to an increase of approximately 46% in Acreage’s share price during that same period. As a result, the model at the Deconsolidation Date reflects both a higher estimated value of the Canopy Shares that were expected to be issued upon the Acreage Acquisition, and a higher estimated value of the common shares in the capital of Acreage that were expected to be acquired at that time. In the period up to the Deconsolidation Date, the relative share price movements resulted in a decrease in the value of the Acreage financial instrument; and
•
Indiva shares, in the amount of $2.8 million due to a decrease in the price per Indiva share as a result of Indiva’s CCAA proceedings.

These fair value decreases were partially offset by a fair value increase related to our investment in:

•
the TerrAscend Exchangeable Shares, in the amount of $17.3 million, which was primarily attributable to an increase of approximately 16% in TerrAscend’s share price up to the Deconsolidation Date;
•
the TerrAscend Warrants, in the amount of $7.9 million, which was primarily attributable to an increase of approximately 16% in TerrAscend’s share price up to the Deconsolidation Date; and

•
the option premium asset associated with an option premium payment, in the amount of $3.1 million related to closing of the Acreage Debt Acquisition and release of the amount that was previously held in escrow pursuant to the Option Agreement.

Comparatively, the fiscal 2024 expense amount is primarily attributable to fair value decreases relating to our investments in:

•
The Wana (as defined below) financial instrument, in the amount of $83.2 million, primarily attributable to changes in expectations of future cash flows to be generated by Mountain High Products, LLC, Wana Wellness, LLC and The Cima Group, LLC (collectively, “Wana”);
•
The Lemurian, Inc. (“Jetty”) financial instrument, in the amount of $15.1 million, primarily attributable to changes in expectations of future cash flows to be generated by Jetty;
•
The Acreage financial instrument, in the amount of $45.4 million. On a quarterly basis, we determine the fair value of the Acreage financial instrument using a probability-weighted expected return model, incorporating several potential scenarios and outcomes associated with the Acreage Amended Arrangement. The fair value decrease for fiscal 2024 is primarily attributable to a decrease of approximately 51% in our share price, relative to a decrease of approximately 49% in Acreage’s share price during the same period. As a result, the model at March 31, 2024 reflects both a lower estimated value of the Canopy Shares expected to be issued upon changes in U.S. federal law to permit the general cultivation, distribution, and possession of marijuana or to remove the regulation of such activities from the federal laws of the United States (the “Triggering Event”), and a lower estimated value of the Acreage shares expected to be acquired at that time. In fiscal 2024, the relative share price movements resulted in a decrease in the value of the Acreage financial instrument; and
•
The Hempco Debenture (as defined below), in the amount of $15.8 million, primarily attributable to changes in expectations of future cash flows to be received.

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
•
Change of $121.2 million related to fair value changes on warrant derivative liability, from a loss of $32.0 in fiscal 2024 to a gain of $89.2 in fiscal 2025. The change from fair value loss to a fair value gain is driven by a change in our share price.
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

The decrease of $5.2 million in the deferred income tax expense is primarily a result of: (i) a decrease due to the settlements of our senior notes due July 2023 pursuant to an indenture dated June 20, 2018 as supplemented on April 30, 2019 and June 29, 2022 in fiscal 2024 relative to the settlements of the CBI Note in fiscal 2025; and (ii) an increase due to the realization of deferred taxes for entities that historically did not meet the deferred tax asset recognition criteria.

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

Restructuring and other charges totaling $(14.5) million were recognized in fiscal 2024 comprised of: (i) a gain on property, plant and equipment, (ii) reversal of inventory write-downs and other charges, (iii) reversal of contractual and other settlement costs, and (iv) employee-related costs and other restructuring costs. These charges relate to various incremental impairment losses and other costs associated with the restructuring of the Company’s Canadian cannabis operations that were initiated in the three months ended March 31, 2023, in addition to continued evaluation of the Company’s overall operations throughout fiscal 2024. The gain on property, plant and equipment was primarily driven by a gain on the sale of the Company’s production facility at 1 Hershey Drive in Smiths Falls, Ontario.

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

Net Loss

The net loss from continuing operations in fiscal 2025 was $514.9 million, as compared to a net loss from continuing operations of $520.1 million in fiscal 2024. The year-over-year decrease in the net loss from continuing operations is primarily attributable to the decrease in operating loss resulting from lower operating expenses. The decrease in operating loss was partially offset by an increase in expense relating to other income (expense), net, of $111.6 million, which was primarily driven by increased fair value losses on Canopy USA related assets, offset by fair value gains on the warrant derivative liability. These variances are described above.

Adjusted EBITDA (Non-GAAP Measure)

The following table presents Adjusted EBITDA for the years ended March 31, 2025 and 2024:

	Years ended March 31,
(in thousands of Canadian dollars)	2025	2024	$ Change	% Change
	(As Restated)	(As Restated)
Net loss from continuing operations	$(514,901)	$(520,093)	$5,192	1%
Income tax expense	7,141	12,327	(5,186)	(42%)
Other (income) expense, net	390,617	279,052	111,565	40%
Share-based compensation	(4,205)	14,180	(18,385)	(130%)
Acquisition, divestiture, and other costs	21,502	37,435	(15,933)	(43%)
Depreciation and amortization	43,118	53,176	(10,058)	(19%)
Loss on asset impairment and restructuring	31,233	65,987	(34,754)	(53%)
Restructuring costs recorded in cost of goods sold	1,991	(986)	2,977	302%
Adjusted EBITDA	$(23,504)	$(58,922)	$35,418	60%

The Adjusted EBITDA loss in fiscal 2025 was $23.5 million, as compared to an Adjusted EBITDA loss of $58.9 million in fiscal 2024. The year-over-year decrease in the Adjusted EBITDA loss is primarily attributable to the year-over-year reduction in our total selling, general and administrative expense. These variances are described above.

Quarterly Discussion and Analysis

The Company has restated the unaudited consolidated financial statements for the quarterly periods ended September 30, 2023, December 31, 2023, June 30, 2024, September 30, 2024, December 31, 2024, June 30, 2025, September 30, 2025 and December 31, 2025, originally included in our Quarterly Reports on Form 10-Q for such quarterly periods. The restatements of such unaudited consolidated quarterly financial statements are provided in Note 35, “Restatement of Previously Issued Unaudited Interim Condensed Consolidated Financial Statements” of the consolidated financial statements of this Comprehensive Form 10-K. The following discussion should be read in conjunction with our accompanying restated unaudited condensed interim consolidated financial statements disclosed in Part II, Item 8. Financial Statements and Supplementary Data, Note 35, “Restatement of Previously Issued Unaudited Interim Condensed Consolidated Financial Statements” of this Comprehensive Form 10-K.

As described under “Segment Reporting” above, prior to the first quarter of fiscal 2026, we had the following four reportable segments: (i) Canada cannabis, (ii) International markets cannabis; (iii) Storz & Bickel, and (iv) This Works (divested December 18,

2023). For purposes of our quarterly discussion and analysis below, we are reporting our segment net revenue and segment gross margin for all periods prior to the first quarter of fiscal 2026, along with comparative periods, for the aforementioned four reportable segments. Beginning in the first quarter of fiscal 2026, we are reporting our segment net revenue and segment gross margin for the following two reportable segments: (i) Cannabis and (ii) Storz & Bickel and results for the comparative periods have been restated to reflect the change in segments.

Discussion of Results of Operations for the Three and Six Months Ended September 30, 2023

Discussion of Second Quarter of Fiscal 2024 Results of Operations

	Three months ended September 30,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2023	2022	$ Change	% Change
	(As Restated)
Selected consolidated financial information:
Net revenue	$69,595	$87,941	$(18,346)	(21%)
Gross margin percentage	34%	(1%)	-	3,500 bps
Net loss from continuing operations	$(139,547)	$(196,466)	$56,919	29%
Net loss from continuing operations attributable to Canopy Growth Corporation	$(139,547)	$(195,177)	$55,630	29%
Basic and diluted loss per share from continuing operations[1,2]	$(1.95)	$(4.14)	$2.19	53%
[1]For the three months ended September 30, 2023, the weighted average number of outstanding common shares, basic and diluted, totaled 71,629,443 (three months ended September 30, 2022 - 47,159,215).

[2] Share and per share amounts have been retrospectively adjusted to reflect the consolidation of the issued and outstanding Canopy Shares on the basis of one post-consolidation common share for every 10 pre-consolidation common share (the “Share Consolidation”), which became effective on December 15, 2023.

Revenue

We report net revenue in four segments: (i) Canada cannabis; (ii) rest-of-world cannabis; (iii) Storz & Bickel; and (iv) This Works. Revenue derived from the remainder of our operations are included within "other". The following tables present segmented net revenue, by channel and by form, for the three months ended September 30, 2023 and 2022:

Net Revenue	Three months ended September 30,
(in thousands of Canadian dollars)	2023	2022	$ Change	% Change
Canada cannabis
Canadian adult-use cannabis
Business-to-business[1]	$24,016	$25,317	$(1,301)	(5%)
Business-to-consumer	-	12,772	(12,772)	(100%)
	24,016	38,089	(14,073)	(37%)
Canadian medical cannabis[2]	14,976	14,215	761	5%
	$38,992	$52,304	$(13,312)	(25%)

Rest-of-world cannabis[3]	$8,977	$10,552	$(1,575)	(15%)
Storz & Bickel	$11,991	$13,494	$(1,503)	(11%)
This Works	$7,074	$6,868	$206	3%
Other	2,561	4,723	(2,162)	(46%)

Net revenue	$69,595	$87,941	$(18,346)	(21%)

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

This Works

Revenue from This Works was $7.1 million in the second quarter of fiscal 2024, as compared to $6.9 million in the second quarter of fiscal 2023. The year-over-year increase is primarily attributable to an expanded product portfolio in our “Bodycare” line and continued success and strengthening sales velocity of our "In Transit" skincare product lineup, further supported by favorable foreign currency translations.

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
•
Approximately $1.8 million of legal and audit costs related to the restatement of our consolidated financial statements for the previously filed Prior Periods, in connection with the correction of material misstatement arising from an internal review of financial reporting matters related to sales in the BioSteel business unit that were accounted for incorrectly, and the filing of our Annual Report on Form 10-K for the fiscal years ended March 31, 2023 and 2022 in June 2023; and

•
The reorganization, including the creation of Canopy USA.

Comparatively, in the second quarter of fiscal 2023, costs were incurred primarily in relation to the reorganization of Canopy USA, the planned divestiture of certain of our corporate-owned retail stores, and evaluating other potential acquisition opportunities.

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

Other

The following table presents other income (expense), net, and income tax expense for the three months ended September 30, 2023 and 2022:

	Three months ended September 30,
(in thousands of Canadian dollars)	2023	2022	$ Change	% Change
	(As Restated)
Other income (expense), net	(119,719)	(39,074)	(80,645)	(206%)
Income tax expense	(12,821)	(8,220)	(4,601)	(56%)

Other income (expense), net

Other income (expense), net was an expense amount of $119.7 million in the second quarter of fiscal 2024, as compared to an expense amount of $39.1 million in the second quarter of fiscal 2023. The year-over-year change of $80.6 million is primarily attributable to:

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
o
The Hempco Debenture, in the amount of $19.5 million, which was attributable primarily to changes in expected future cash flows to be received; and
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

Comparatively, the expense amount in the second quarter of fiscal 2023 was primarily attributable to fair value decreases relating to our investments in: (i) the TerrAscend Exchangeable Shares ($37.5 million); (ii) the secured debentures issued by TerrAscend Canada Inc. (TerrAscend Canada”) and Arise Bioscience, Inc. (“Arise Bioscience”) and associated 22,474,130 TerrAscend common share purchase warrants, being all of the previously issued TerrAscend warrants controlled by Canopy USA (the “Prior Warrants”) (totaling $6.6 million); and (iii) the option to purchase 1,072,450 TerrAscend Common Shares for an aggregate purchase price of $1.00 (the “TerrAscend Option”) ($1.1 million), which were all driven largely by a decrease of approximately 40% in TerrAscend’s share price in the second quarter of fiscal 2023. This was offset by the increase in the fair value of our investment in: the Wana financial instrument of $34.8 million, due primarily to changes in expectations of the future cash flows to be generated by Wana; and the Acreage financial instrument of $12.0 million, due primarily to the relative share prices of Acreage and Canopy Growth.

•
Decrease of $21.7 million related to charges associated with the settlement of our debt, from an income amount of $14.5 million in the second quarter of fiscal 2023 to an expense amount of $7.3 million in the second quarter of fiscal 2024. In the second quarter of fiscal 2024 we recognized charges of $7.3 million, primarily in connection with principal repayments on the Credit Facility. The second quarter 2023 paydowns resulted in a principal reduction of $73,313 (US$54,491) for a cash payment of $69,647 (US$51,766) and included write-offs of the related deferred financing costs. Comparatively, in the second quarter of fiscal 2023, we recognized charges in the amount of $14.5 million in connection with the acquisition and cancellation, by Canopy Growth, of approximately $262.6 million of aggregate principal amount of Canopy Notes (as defined below) from certain noteholders for an aggregate purchase price of $260.0 million, in exchange for Canopy Growth common shares (the “2022 Exchange Transaction”). These charges primarily include: (i) the recognition of a derivative liability in connection with the incremental Canopy Growth common shares that were potentially issuable as at June 30, 2022 at the volume-weighted average trading price of our common shares on the Nasdaq Global Select Market for the 10 consecutive trading days beginning on, and including, June 30, 2022, being US$2.6245, on the second tranche closing on July 18, 2022, pursuant to the exchange agreements entered into with the noteholders (the “2022 Exchange Agreements”); partially offset by (ii) the release of amounts recorded in accumulated other comprehensive income in relation to the credit risk fair value adjustment associated with the portion of the Canopy Notes that were acquired and cancelled on June 30, 2022.
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
•
Increase in non-cash fair value gain of $10.6 million related to fair value changes on warrant derivative liability, from an amount of $nil in the second quarter of fiscal 2023 to a fair value gain of $10.6 million in the second quarter of fiscal 2024. The fair value change was driven by the decrease in our share price during the period.

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

Net Loss from Continuing Operations

The net loss in the second quarter of fiscal 2024 was $139.5 million, as compared to a net loss of $196.5 million in the second quarter of fiscal 2023. The year-over-year decrease in the net loss is primarily attributable to: (i) the year-over-year change from a loss on asset impairment and restructuring to a gain on asset impairment and restructuring; (ii) the year-over-year change in other income (expense), net, of $80.6 million; and (iii) the decrease in selling, general and administrative expenses. These variances are described above.

Adjusted EBITDA (Non-GAAP Measure)

The following table presents Adjusted EBITDA for the three months ended September 30, 2023 and 2022:

	Three months ended September 30,
(in thousands of Canadian dollars)	2023	2022	$ Change	% Change
	(As Restated)
Net loss from continuing operations	$(139,547)	$(196,466)	$56,919	29%
Income tax expense	12,821	8,220	4,601	56%
Other (income) expense, net	119,719	39,074	80,645	206%
Share-based compensation	2,717	9,573	(6,856)	(72%)
Acquisition, divestiture, and other costs	10,488	14,006	(3,518)	(25%)
Depreciation and amortization[1]	12,530	20,427	(7,897)	(39%)
(Gain)/loss on asset impairment and restructuring	(29,895)	43,968	(73,863)	(168%)
Restructuring costs recorded in cost of goods sold	(689)	4,822	(5,511)	(114%)
Adjusted EBITDA	$(11,856)	$(56,376)	$44,520	79%
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

Discussion of Results of Operation for the Six Months Ended September 30, 2023

	Six months ended September 30,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2023	2022	$ Change	% Change
	(As Restated)
Selected consolidated financial information:
Net revenue	$145,853	$180,168	$(34,315)	(19%)
Gross margin percentage	25%	(2%)	-	2,700 bps
Net loss from continuing operations	$(150,116)	$(2,265,601)	$2,115,485	93%
Net loss from continuing operations attributable to Canopy Growth Corporation	$(150,116)	$(2,264,807)	$2,114,691	93%
Basic and diluted loss per share from continuing operations[1,2]	$(2.36)	$(52.14)	$49.78	95%
[1]For the six months ended September 30, 2023, the weighted average number of outstanding common shares, basic and diluted, totaled 63,383,000 (six months ended September 30, 2022 - 43,522,965).
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

Revenue

We report net revenue in four segments: (i) Canada cannabis; (ii) rest-of-world cannabis; (iii) Storz & Bickel; and (iv) This Works. Revenue derived from the remainder of our operations are included within "other". The following tables present segmented net revenue, by channel and by form, for the six months ended September 30, 2023 and 2022:

Net Revenue	Six months ended September 30,
(in thousands of Canadian dollars)	2023	2022	$ Change	% Change
Canada cannabis
Canadian adult-use cannabis
Business-to-business[1]	$48,205	$51,857	$(3,652)	(7%)
Business-to-consumer	-	25,207	(25,207)	(100%)
	48,205	77,064	(28,859)	(37%)
Canadian medical cannabis[2]	29,401	27,655	1,746	6%
	$77,606	$104,719	$(27,113)	(26%)

Rest-of-world cannabis[3]	$19,139	$24,333	$(5,194)	(21%)
Storz & Bickel	$30,064	$29,137	$927	3%
This Works	$13,091	$12,388	$703	6%
Other	5,953	9,591	(3,638)	(38%)

Net revenue	$145,853	$180,168	$(34,315)	(19%)

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

•
Net revenue from the business-to-business channel was $48.2 million in the six months ended September 30, 2023, as compared to $51.9 million in the six months ended September 30, 2022.The year-over-year decrease is primarily attributable to lower sales volumes across our premium and value-priced categories which, for the value-priced category, is largely the result of a strategy shift. For the premium category, the decrease is primarily attributable to supply chain constraints and shortages of in-demand flower. This decrease was partially offset by increased sales of our mainstream brands, primarily resulting from improved product attributes and new products introduced under the Tweed brand.

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

This Works

Revenue from This Works was $13.1 million in the six months ended September 30, 2023, as compared to $12.4 million in the six months ended September 30, 2022. The year-over-year increase is primarily attributable to an expanded product portfolio in our “Bodycare” line and continued success and strengthening sales velocity of our "In Transit" skincare product lineup, further supported by favorable foreign currency translations.

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

We report gross margin and gross margin percentage in four segments: (i) Canada cannabis; (ii) rest-of-world cannabis; (iii) Storz & Bickel; and (iv) This Works. Cost of sales associated with the remainder of our operations are included within "other". The following table presents segmented gross margin and gross margin percentage for the six months ended September 30, 2023 and 2022:

	Six months ended September 30,
(in thousands of Canadian dollars except where indicated)	2023	2022	$ Change	% Change
Canada cannabis segment
Net revenue	$77,606	$104,719	$(27,113)	(26%)
Cost of goods sold	63,980	124,904	(60,924)	(49%)
Gross margin	13,626	(20,185)	33,811	168%
Gross margin percentage	18%	(19%)		3,700 bps

Rest-of-world cannabis segment
Revenue	$19,139	$24,333	$(5,194)	(21%)
Cost of goods sold	12,967	25,825	(12,858)	(50%)
Gross margin	6,172	(1,492)	7,664	514%
Gross margin percentage	32%	(6%)		3,800 bps

Storz & Bickel segment
Revenue	$30,064	$29,137	$927	3%
Cost of goods sold	18,439	17,514	925	5%
Gross margin	11,625	11,623	2	0.02%
Gross margin percentage	39%	40%		(100) bps

This Works segment
Revenue	$13,091	$12,388	$703	6%
Cost of goods sold	6,810	7,438	(628)	(8%)
Gross margin	6,281	4,950	1,331	27%
Gross margin percentage	48%	40%		800 bps

Other
Revenue	$5,953	$9,591	$(3,638)	(38%)
Cost of goods sold	6,469	8,923	(2,454)	(28%)
Gross margin	(516)	668	(1,184)	(177%)
Gross margin percentage	(9%)	7%		(1,600) bps

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

Operating Expenses

The following table presents operating expenses for the six months ended September 30, 2023 and 2022:

	Six months ended September 30,
(in thousands of Canadian dollars)	2023	2022	$ Change	% Change
Operating expenses
General and administrative	$43,164	$58,555	$(15,391)	(26%)
Sales and marketing	40,352	73,723	(33,371)	(45%)
Research and development	2,457	12,442	(9,985)	(80%)
Acquisition, divestiture, and other costs	19,392	18,199	1,193	7%
Depreciation and amortization	15,009	18,902	(3,893)	(21%)
Selling, general and administrative expenses	120,374	181,821	(61,447)	(34%)

Share-based compensation expense	6,434	14,838	(8,404)	(57%)

(Gain)/loss on asset impairment and restructuring	(27,961)	1,771,953	(1,799,914)	(102%)
Total operating expenses	$98,847	$1,968,612	$(1,869,765)	(95%)

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
•
Approximately $6.8 million of legal and audit costs related to the restatement of our consolidated financial statements for the previously filed Prior Periods, in connection with the correction of material misstatement arising from an internal review of financial reporting matters related to sales in the BioSteel business unit that were accounted for incorrectly, and the filing of our Annual Report on Form 10-K for the fiscal years ended March 31, 2023 and 2022 in June 2023; and
•
The reorganization, including the creation of Canopy USA.

Comparatively, in the six months ended September 30, 2022, costs were incurred primarily in relation to the reorganization of Canopy USA and the planned divestiture of certain of our corporate-owned retail stores, and evaluating other potential acquisition opportunities.

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

Other

The following table presents other income (expense), net, and income tax expense for the six months ended September 30, 2023 and 2022:

	Six months ended September 30,
(in thousands of Canadian dollars)	2023	2022	$ Change	% Change
	(As Restated)
Other income (expense), net	(73,618)	(280,584)	206,966	74%
Income tax expense	(14,839)	(11,969)	(2,870)	(24%)

Other income (expense), net

Other income (expense), net was an expense amount of $73.6 million in the six months ended September 30, 2023, as compared to an expense amount of $280.6 million in the six months ended September 30, 2022. The year-over-year change of $207.0 million is primarily attributable to:

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
o
The Jetty financial instrument, in the amount of $17.3 million, primarily attributable to changes in expectations of future cash flows to be generated by Jetty; and
o
The Hempco Debenture, in the amount of $17.9 million, primarily attributable to changes in expectations of future cash flows to be received.

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
o
The TerrAscend Exchangeable Shares, in the amount of $33.1 million, primarily attributable to an increase of approximately 35% in TerrAscend’s share price during the six months ended September 30, 2023; and
o
The TerrAscend Warrants, in the amount of $13.2 million, primarily attributable to an increase of approximately 35% in TerrAscend’s share price during the six months ended September 30, 2023.

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

•
Increase of $7.9 million related to charges associated with the settlement of our debt, from $4.7 million expense in the six months ended September 30, 2022 to $12.6 million expense in the six months ended September 30, 2023. In the six months ended September 30, 2023 we recognized charges of $12.6 million, primarily in connection with the conversion of US$150.0 million aggregate principal amount of senior unsecured convertible debentures of the Company (the “February 2023 Convertible Debentures”) into Canopy Shares at a conversion price of 92.5% of the volume-weighted average price of our Canopy Shares during the three consecutive trading days ending on the business day immediately prior to the date of conversion and the Company’s paydowns of outstanding principal amounts under the Credit Facility in the second quarter of fiscal 2024 which resulted in a principal reduction of $73,313 (US$54,491) for a cash payment of $69,647 (US$51,766) and included write-offs of the related deferred financing costs. These charges were partially offset by a gain recognized upon the second payment made in connection with the paydown of the Credit Facility made on April 17, 2023, as we repaid $125.6 million (US$93.8 million) of the principal amount outstanding under the Credit Agreement at a discounted price of US$930 per US$1,000. Comparatively, in the six months ended September 30, 2022, we recognized charges in the amount of $4.7 million in connection with the 2022 Exchange Transaction. These charges primarily include: (i) the recognition of, and fair value changes through to the final closing of the 2022 Exchange Transaction (the “Final Closing”) on, a derivative liability in connection with the incremental common shares that were potentially issuable as at June 30, 2022 based on the volume-weighted average trading price of the Canopy Shares on the Nasdaq Global Select Market for the 10 consecutive trading days beginning on, and including, June 30, 2022, being US$26.2450 (the “Averaging Price”) on the Final Closing, pursuant to the 2022 Exchange Agreements; and (ii) professional fees associated with the 2022 Exchange Transaction. These charges were partially offset by the release of amounts recorded in accumulated other comprehensive income in relation to the credit risk fair value adjustment associated with the portion of the Canopy Notes that were acquired and cancelled in June and July 2022.
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
•
Increase in non-cash fair value gain of $10.6 million related to fair value changes on warrant derivative liability, from an amount of $nil in the six months ended September 30, 2022 to a fair value gain of $10.6 million in the six months ended September 30, 2023. The fair value change was driven by the decrease in our share price during the period.

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

Net Loss from Continuing Operations

The net loss in the six months ended September 30, 2023 was $150.1 million, as compared to a net loss of $2.3 billion in the six months ended September 30, 2022. The year-over-year decrease in the net loss is primarily attributable to: (i) the year-over-year change from a loss on asset impairment and restructuring with respect to goodwill impairment losses of $1.7 billion recorded in the six months ended September 30, 2022 to a gain on asset impairment and restructuring; (ii) the year-over-year change in other income (expense), net, of $207.0 million; and (iii) the decrease in selling, general and administrative expenses. These variances are described above.

Adjusted EBITDA (Non-GAAP Measure)

The following table presents Adjusted EBITDA for the six months ended September 30, 2023 and 2022:

	Six months ended September 30,
(in thousands of Canadian dollars)	2023	2022	$ Change	% Change
	(As Restated)
Net loss from continuing operations	$(150,116)	$(2,265,601)	$2,115,485	93%
Income tax expense	14,839	11,969	2,870	24%
Other (income) expense, net	73,618	280,584	(206,966)	(74%)
Share-based compensation	6,434	14,838	(8,404)	(57%)
Acquisition, divestiture, and other costs	19,392	18,199	1,193	7%
Depreciation and amortization[1]	29,641	41,424	(11,783)	(28%)
(Gain)/loss on asset impairment and restructuring	(27,961)	1,771,953	(1,799,914)	(102%)
Restructuring costs recorded in cost of goods sold	(689)	8,122	(8,811)	(108%)
Adjusted EBITDA	$(34,842)	$(118,512)	$83,670	71%
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

Discussion of Results of Operations for the Three and Nine Months Ended December 31, 2023

Discussion of Third Quarter of Fiscal 2024 Results of Operations

	Three months ended December 31,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2023	2022	$ Change	% Change
	(As Restated)
Selected consolidated financial information:
Net revenue	$78,505	$84,850	$(6,345)	(7%)
Gross margin percentage	36%	6%	-	3,000 bps
Net loss from continuing operations	$(219,143)	$(226,844)	$7,701	3%
Net loss from continuing operations attributable to Canopy Growth Corporation	$(219,143)	$(226,302)	$7,159	3%
Basic and diluted loss per share from continuing operations[1,2]	$(2.65)	$(4.66)	$2.01	43%
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
•
Approximately $2.0 million of legal and audit costs related to the restatement of our consolidated financial statements for the previously filed Prior Periods, in connection with the correction of material misstatement arising from an internal review of financial reporting matters related to sales in the BioSteel business unit that were accounted for incorrectly, and the filing of our Annual Report on Form 10-K for the fiscal years ended March 31, 2023 and 2022 in June 2023; and
•
The reorganization of Canopy USA.

Comparatively, in the third quarter of fiscal 2023, costs were incurred primarily in relation to the reorganization of Canopy USA, the divestiture of certain of our corporate-owned retail stores in Canada, and evaluating other potential acquisition opportunities.

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

Other

The following table presents other income (expense), net, and income tax expense for the three months ended December 31, 2023 and 2022:

	Three months ended December 31,
(in thousands of Canadian dollars)	2023	2022	$ Change	% Change
	(As Restated)
Other income (expense), net	(159,904)	(115,490)	(44,414)	(38%)
Income tax recovery	1,077	1,336	(259)	(19%)

Other income (expense), net

Other income (expense), net was an expense amount of $159.9 million in the third quarter of fiscal 2024, as compared to an expense amount of $115.5 million in the third quarter of fiscal 2023. The year-over-year change of $44.4 million is primarily attributable to:

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
o
The Acreage financial instrument, in the amount of $43.6 million. On a quarterly basis, we determine the fair value of the Acreage financial instrument using a probability-weighted expected return model, incorporating several potential scenarios and outcomes associated with the Acreage Amended Arrangement. The fair value decrease in the third quarter of fiscal 2024 is primarily attributable to a decrease of approximately 36% in our share price during the third quarter of fiscal 2024, relative to a decrease of approximately 54% in Acreage’s share price during that same period. As a result, the model at December 31, 2023 reflects both a lower estimated value of the Canopy Shares expected to be issued upon a Triggering Event, and a lower estimated value of the Acreage shares expected to be acquired at that time. In the third quarter of fiscal 2024, the relative share price movements resulted in a decrease in the value of the Acreage financial instrument;
o
The TerrAscend Exchangeable Shares, in the amount of $22.9 million, which was primarily attributable to a decrease of approximately 21% in TerrAscend’s share price during the third quarter of fiscal 2024;
o
The TerrAscend Warrants, in the amount of $10.5 million, which was primarily attributable to a decrease of approximately 21% in TerrAscend’s share price during the third quarter of fiscal 2024; and
o
The Jetty financial instrument, in the amount of $9.9 million, which was attributable primarily to changes in expectations of the future cash flows to be generated by Jetty.

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

Comparatively, the expense amount in the third quarter of fiscal 2023 was primarily attributable to fair value decreases relating to our investments in: (i) the TerrAscend Exchangeable Shares ($31.5 million); (ii) the TerrAscend Warrants ($17.5 million); (iii) the Acreage call option ($35.0 million); (iv) the Wana financial instrument ($16.2 million); and (v) the Jetty financial instrument ($10.2 million). The fair value decreases were partially offset by fair value increases associated with the secured debentures issued by TerrAscend Canada and Arise Bioscience and the associated Prior Warrants, up to the closing of the transactions contemplated in connection with the debt settlement agreement dated December 9, 2022 between Canopy USA, certain limited partnerships controlled by Canopy USA, TerrAscend, TerrAscend Canada and Arise Bioscience (totaling $9.9 million).

•
Change of $9.5 million related to charges associated with the settlement of our debt, from an income amount of $8.9 million in the third quarter of fiscal 2023 to an expense amount of $0.6 million in the third quarter of fiscal 2024. In the third quarter of fiscal 2024 we recognized charges of $0.6 million, primarily in connection with principal repayments on the Credit Facility. The Third Quarter 2024 Paydowns (as defined below) resulted in a principal reduction of $65,379 (US$48,532) for a cash payment of $63,167 (US$46,902) and included write-offs of the related deferred financing costs. Comparatively, in the third quarter of fiscal 2023, we recognized a gain in the amount of $8.9 million in connection with the first payment made in connection with the paydown on November 10, 2022, as we repaid $126.3 million (US$94.4 million) of the principal amount outstanding under the Credit Agreement at a discounted price of US$930 per US$1,000.
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
•
Increase in non-cash fair value gain of $11.1 million related to fair value changes on warrant derivative liability, from an amount of $nil in the third quarter of fiscal 2023 to a fair value gain of $11.1 million in the third quarter of fiscal 2024. The fair value change was driven by the decrease in our share price during the period.

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

Net Loss from Continuing Operations

The net loss from continuing operations in the third quarter of fiscal 2024 was $219.1 million, as compared to a net loss of $226.8 million in the third quarter of fiscal 2023. The year-over-year decrease in the net loss is primarily attributable to the decrease in selling, general and administrative expenses, offset by (i) the year-over-year increase in loss on asset impairment and restructuring; and (ii) the year-over-year change in other income (expense), net, of $44.4 million. These variances are described above.

Adjusted EBITDA (Non-GAAP Measure)

The following table presents Adjusted EBITDA for the three months ended December 31, 2023 and 2022:

	Three months ended December 31,
(in thousands of Canadian dollars)	2023	2022	$ Change	% Change
	(As Restated)
Net loss from continuing operations	$(219,143)	$(226,844)	$7,701	3%
Income tax recovery	(1,077)	(1,336)	259	19%
Other (income) expense, net	159,904	115,490	44,414	38%
Share-based compensation	3,693	6,055	(2,362)	(39%)
Acquisition, divestiture, and other costs	4,981	13,347	(8,366)	(63%)
Depreciation and amortization[1]	12,240	19,308	(7,068)	(37%)
Loss on asset impairment and restructuring	30,413	22,259	8,154	37%
Restructuring costs recorded in cost of goods sold	-	2,007	(2,007)	(100%)
Adjusted EBITDA	$(8,989)	$(49,714)	$40,725	82%
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

Discussion of Results of Operation for the Nine Months Ended December 31, 2023

	Nine months ended December 31,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2023	2022	$ Change	% Change
	(As Restated)
Selected consolidated financial information:
Net revenue	$224,358	$265,018	$(40,660)	(15%)
Gross margin percentage	29%	0%	-	2,900 bps
Net loss from continuing operations	$(369,260)	$(2,492,445)	$2,123,185	85%
Net loss from continuing operations attributable to Canopy Growth Corporation	$(369,260)	$(2,491,109)	$2,121,849	85%
Basic and diluted loss per share from continuing operations[1,2]	$(5.28)	$(54.96)	$49.68	90%
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

Storz & Bickel

Revenue from Storz & Bickel was $48.5 million in the nine months ended December 31, 2023, as compared to $49.4 million in the nine months ended December 31, 2022. The year-over-year decrease is primarily attributable to production constraints and ramp-

up of newly launched portable vaporizer in the second quarter of fiscal 2024, offset by the expansion of our distribution and retail channels in the United States, helped by favorable foreign currency translation.

This Works

Revenue from This Works was $21.3 million in the nine months ended December 31, 2023, as compared to $20.7 million in the nine months ended December 31, 2022. The year-over-year increase is primarily attributable to an expanded product portfolio in our “Bodycare” line and continued success and strengthening sales velocity of our "In Transit" skincare product lineup, further supported by favorable foreign currency translations, slightly offset by the completion of the This Works Divestiture on December 18, 2023.

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
•
Approximately $8.8 million of legal and audit costs related to the restatement of our consolidated financial statements for the previously filed Prior Periods, in connection with the correction of material misstatement arising from an internal review of financial reporting matters related to sales in the BioSteel business unit that were accounted for incorrectly, and the filing of our Annual Report on Form 10-K for the fiscal years ended March 31, 2023 and 2022 in June 2023;
•
The reorganization of Canopy USA; and
•
Evaluating other potential acquisition opportunities.

Comparatively, in the nine months ended December 31, 2022, costs were incurred primarily in relation to the reorganization of Canopy USA and the planned divestiture of certain of our corporate-owned retail stores, and evaluating other potential acquisition opportunities.

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

Other

The following table presents other income (expense), net, and income tax expense for the nine months ended December 31, 2023 and 2022:

	Nine months ended December 31,
(in thousands of Canadian dollars)	2023	2022	$ Change	% Change
	(As Restated)
Other income (expense), net	(233,523)	(396,074)	162,551	41%
Income tax expense	(13,762)	(10,633)	(3,129)	(29%)

Other income (expense), net

Other income (expense), net was an expense amount of $233.5 million in the nine months ended December 31, 2023, as compared to an expense amount of $396.1 million in the nine months ended December 31, 2022. The year-over-year change of $162.6 million is primarily attributable to:

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

These fair value decreases were partially offset by fair value increases primarily attributable to our investments in:

o
The TerrAscend Exchangeable Shares, in the amount of $10.2 million, primarily attributable to an increase of approximately 7% in TerrAscend’s share price during the nine months ended December 31, 2023; and
o
The TerrAscend Warrants, in the amount of $2.7 million, primarily attributable to an increase of approximately 7% in TerrAscend’s share price during the nine months ended December 31, 2023.

Comparatively, the expense amount in the nine months ended December 31, 2022 was primarily attributable to fair value decreases relating to our investments in: (i) the TerrAscend Exchangeable Shares ($207.0 million); (ii) the secured debentures issued by TerrAscend Canada and Arise Bioscience and associated Prior Warrants (totaling $58.7 million); (iii) the TerrAscend Warrants issued by TerrAscend ($17.5 million) and (iv) the TerrAscend Option ($5.1 million), which were all driven largely by a decrease of approximately 78% in TerrAscend’s share price in the nine months ended December 31, 2022. Additionally, the fair value of our investment in the Wana and Jetty financial instruments decreased $135.4 million and $9.8 million, respectively, due primarily to changes in expectations of the future cash flows to be generated by Wana and an increase in discount rates used in the valuation of both the Wana and Jetty financial instruments. The fair value decreases were partially offset by a fair value increase related to the Acreage financial instrument in the amount of $37.0 million.

•
Increase of $17.3 million related to charges associated with the settlement of our debt, from $4.2 million income in the nine months ended December 31, 2022 to $13.1 million expense in the nine months ended December 31, 2023. In the nine months ended December 31, 2023 we recognized charges of $13.1 million, primarily in connection with the conversion of the February 2023 Convertible Debentures into Canopy Shares at a conversion price of 92.5% of the volume-weighted average price of our Canopy Shares during the three consecutive trading days ending on the business day immediately prior to the date of conversion and the Second Quarter 2024 Paydowns (as defined below) and Third Quarter 2024 Paydowns which resulted in a principal reduction of $73,313 (US$54,491) and $65,379 (US$48,532), respectively, for a cash payment of $69,647 (US$51,766) and $63,167 (US$46,902), respectively, and included write-offs of the related deferred financing costs. These charges were partially offset by a gain recognized upon the second payment made in connection with the paydown of the

Credit Facility made on April 17, 2023, as we repaid $125.6 million (US$93.8 million) of the principal amount outstanding under the Credit Agreement at a discounted price of US$930 per US$1,000.
•
Comparatively, in the nine months ended December 31, 2022, we recognized income in the amount of $4.2 million primarily relating to: (i) the gain recognized upon the first payment made in connection with the paydown on November 10, 2022, as we repaid $126.3 million (US$94.4 million) of the principal amount outstanding under the Credit Agreement at a discounted price of US$930 per US$1,000; and (ii) the release of amounts recorded in accumulated other comprehensive income in relation to the credit risk fair value adjustment associated with the portion of the Canopy Notes that were acquired and cancelled in June and July 2022. These were offset by charges relating to the 2022 Exchange Transaction and primarily include: (i) the recognition of, and fair value changes through to the Final Closing on, a derivative liability in connection with the incremental common shares that were potentially issuable as at June 30, 2022 at the Averaging Price on the Final Closing, pursuant to the 2022 Exchange Agreements; and (ii) professional fees associated with the 2022 Exchange Transaction.
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
•
Increase in non-cash fair value gain of $21.7 million related to fair value changes on warrant derivative liability, from an amount of $nil in the nine months ended December 31, 2022 to a fair value gain of $21.7 million in the nine months ended December 31, 2023. The fair value change was driven by the decrease in our share price during the period.

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

Net Loss from Continuing Operations

The net loss in the nine months ended December 31, 2023 was $369.3 million, as compared to a net loss of $2.5 billion in the nine months ended December 31, 2022. The year-over-year decrease in the net loss is primarily attributable to: (i) the year-over-year change from a loss on asset impairment and restructuring with respect to goodwill impairment losses of $1.7 billion recorded in the nine months ended December 31, 2022 to a gain on asset impairment and restructuring; (ii) the year-over-year change in other income (expense), net, of $162.6 million; and (iii) the decrease in selling, general and administrative expenses. These variances are described above.

Adjusted EBITDA (Non-GAAP Measure)

The following table presents Adjusted EBITDA for the nine months ended December 31, 2023 and 2022:

	Nine months ended December 31,
(in thousands of Canadian dollars)	2023	2022	$ Change	% Change
	(As Restated)
Net loss from continuing operations	$(369,260)	$(2,492,445)	$2,123,185	85%
Income tax expense	13,762	10,633	3,129	29%
Other (income) expense, net	233,523	396,074	(162,551)	(41%)
Share-based compensation	10,127	20,893	(10,766)	(52%)
Acquisition, divestiture, and other costs	24,373	31,546	(7,173)	(23%)
Depreciation and amortization[1]	41,881	60,732	(18,851)	(31%)
Loss on asset impairment and restructuring	2,452	1,794,212	(1,791,760)	(100%)
Restructuring costs recorded in cost of goods sold	(689)	10,129	(10,818)	(107%)
Adjusted EBITDA	$(43,831)	$(168,226)	$124,395	74%
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

Discussion of Results of Operations for the Three Months Ended June 30, 2024

Discussion of First Quarter of Fiscal 2025 Results of Operations

	Three months ended June 30,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2024	2023	$ Change	% Change
	(As Restated)
Selected consolidated financial information:
Net revenue	$66,212	$76,258	$(10,046)	(13%)
Gross margin percentage	35%	18%	-	1,700 bps
Net loss from continuing operations	$(107,928)	$(10,569)	$(97,359)	(921%)
Net loss from continuing operations attributable to Canopy Growth Corporation	$(107,928)	$(10,569)	$(97,359)	(921%)
Basic and diluted loss per share from continuing operations[1,2]	$(1.36)	$(0.19)	$(1.17)	(616%)
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

This Works

Revenue from This Works was $nil in the first quarter of fiscal 2025, as compared to $6.0 million in the first quarter of fiscal 2024. The year-over-year decrease is due to the completion of the This Works Divestiture on December 18, 2023.

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

This Works

Gross margin for our This Works segment was $nil in the first quarter of fiscal 2025, or 0% of net revenue, as compared to $2.9 million in the first quarter of fiscal 2024, or 48% of net revenue. The year-over-year decrease in the gross margin percentage is due to the completion of the This Works Divestiture on December 18, 2023.

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

General and administrative expense was $18.9 million in the first quarter of fiscal 2025, as compared to $25.5 million in the first quarter of fiscal 2024. The year-over-year decrease is primarily attributable to: (i) the This Works Divestiture on December 18, 2023 and (ii) the impact of the restructuring actions and cost savings program initiated in the fourth quarter of fiscal 2023.

Sales and marketing expense was $15.2 million in the first quarter of fiscal 2025, as compared to $20.8 million in the first quarter of fiscal 2024. The year-over-year decrease is primarily attributable to: (i) the This Works Divestiture on December 18, 2023 and (ii) the impact of the restructuring actions and cost savings program initiated in the fourth quarter of fiscal 2023.

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

Other

The following table presents other income (expense), net, and income tax expense for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,
(in thousands of Canadian dollars)	2024	2023	$ Change	% Change
	(As Restated)
Other income (expense), net	(72,626)	46,101	(118,727)	(258%)
Income tax expense	(6,194)	(2,018)	(4,176)	(207%)

Other income (expense), net

Other income (expense), net was an expense amount of $72.6 million in the first quarter of fiscal 2025, as compared to an income amount of $46.1 million in the first quarter of fiscal 2024. The year-over-year change of $118.7 million is primarily attributable to:

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
o
The Elevate loan receivable, in the amount of $7.3 million relating to fair value movements in consideration of the debtor's net assets; and
o
the option premium asset associated with an option premium payment, in the amount of $3.1 million related to closing of the Acreage Debt Acquisition and release of the amount that was previously held in escrow pursuant to the Option Agreement.

These fair value increases were partially offset by fair value decreases related to our investments in:

o
The Acreage financial instrument, in the amount of $31.8 million. On a quarterly basis, we determine the fair value of the Acreage financial instrument using a probability-weighted expected return model, incorporating several potential scenarios and outcomes associated with the Acreage Amended Arrangement. The fair value decrease in the first quarter of fiscal 2025 is primarily attributable to an increase of approximately 75% in our share price up to the Deconsolidation Date, relative to an increase of approximately 46% in Acreage’s share price during that same period. As a result, the model at the Deconsolidation Date reflects both a higher estimated value of the Canopy Growth common shares expected to be issued upon Canopy USA’s acquisition of Acreage, and a higher estimated value of the Acreage shares expected to be acquired at that time. In the period up to the Deconsolidation Date, the relative share price movements resulted in a decrease in the value of the Acreage financial instrument; and
o
Indiva shares, in the amount of $2.8 million due a decrease in their share price as a result of their CCAA proceedings.

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
•
Decrease in non-cash income of $33.5 million related to fair value changes on acquisition related contingent consideration and other, from an income amount of $6.8 million in the first quarter of fiscal 2024 to an expense amount of $26.8 million in the first quarter of fiscal 2025. The fair value change in the first quarter of fiscal 2025 relate primarily to various acquisition related contingent consideration. Comparatively, the fair value change in the first quarter of fiscal 2024, related primarily to the estimated deferred payments associated with our investment in Wana.
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
•
Increase in non-cash fair value gain of $21.3 million related to fair value changes on warrant derivative liability, from an amount of $nil in the first quarter of fiscal 2024 to a fair value gain of $21.3 million in the first quarter of fiscal 2025. The fair value change was driven by the decrease in our share price during the period.

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

Net Loss from Continuing Operations

The net loss from continuing operations in the first quarter of fiscal 2025 was $107.9 million, as compared to a net loss of $10.6 million in the first quarter of fiscal 2024. The year-over-year increase in the net loss is primarily attributable to: (i) the year-over-year change in other income (expense), net, of $118.7 million; and (ii) offset by the decrease in selling, general and administrative expenses. These variances are described above.

Adjusted EBITDA (Non-GAAP Measure)

The following table presents Adjusted EBITDA for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,
(in thousands of Canadian dollars)	2024	2023	$ Change	% Change
	(As Restated)
Net loss from continuing operations	$(107,928)	$(10,569)	$(97,359)	(921%)
Income tax expense	6,194	2,018	4,176	207%
Other (income) expense, net	72,626	(46,101)	118,727	258%
Share-based compensation	4,151	3,717	434	12%
Acquisition, divestiture, and other costs	8,627	8,904	(277)	(3%)
Depreciation and amortization[1]	11,030	17,111	(6,081)	(36%)
Loss on asset impairment and restructuring	20	1,934	(1,914)	(99%)
Adjusted EBITDA	$(5,280)	$(22,986)	$17,706	77%
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

Discussion of Results of Operations for the Three and Six Months Ended September 30, 2024

Discussion of Second Quarter of Fiscal 2025 Results of Operations

	Three months ended September 30,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2024	2023	$ Change	% Change
	(As Restated)	(As Restated)
Selected consolidated financial information:
Net revenue	$62,991	$69,595	$(6,604)	(9%)
Gross margin percentage	35%	34%	-	100 bps
Net loss from continuing operations	$(112,220)	$(139,547)	$27,327	20%
Net loss from continuing operations attributable to Canopy Growth Corporation	$(112,220)	$(139,547)	$27,327	20%
Basic and diluted loss per share from continuing operations[1,2]	$(1.30)	$(1.95)	$0.65	33%
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

This Works

Revenue from This Works was $nil in the second quarter of fiscal 2025, as compared to $7.1 million in the second quarter of fiscal 2024. The year-over-year decrease is due to the completion of the This Works Divestiture on December 18, 2023.

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

We report gross margin and gross margin percentage in four segments: (i) Canada cannabis; (ii) international markets cannabis; (iii) Storz & Bickel; and (iv) This Works. Cost of sales associated with the remainder of our operations are included within "other". The following table presents segmented gross margin and gross margin percentage for the three months ended September 30, 2024 and 2023:

	Three months ended September 30,
(in thousands of Canadian dollars except where indicated)	2024	2023	$ Change	% Change
Canada cannabis segment
Net revenue	$37,077	$40,266	$(3,189)	(8%)
Cost of goods sold	25,127	25,964	(837)	(3%)
Gross margin	11,950	14,302	- 2,352	(16%)
Gross margin percentage	32%	36%		(400) bps

International markets cannabis segment
Revenue	$10,060	$8,977	$1,083	12%
Cost of goods sold	5,320	6,286	(966)	(15%)
Gross margin	4,740	2,691	2,049	76%
Gross margin percentage	47%	30%		1,700 bps

Storz & Bickel segment
Revenue	$15,854	$11,991	$3,863	32%
Cost of goods sold	10,706	8,073	2,633	33%
Gross margin	5,148	3,918	1,230	31%
Gross margin percentage	32%	33%		(100) bps

This Works segment
Revenue	$-	$7,074	$(7,074)	(100%)
Cost of goods sold	-	3,688	(3,688)	(100%)
Gross margin	-	3,386	(3,386)	(100%)
Gross margin percentage	-%	48%		(4,800) bps

Other
Revenue	$-	$1,287	$(1,287)	(100%)
Cost of goods sold	-	2,158	(2,158)	(100%)
Gross margin	-	(871)	871	100%
Gross margin percentage	-%	(68%)		6,800 bps

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

This Works

Gross margin for our This Works segment was $nil in the second quarter of fiscal 2025, or 0% of net revenue, as compared to $3.4 million in the second quarter of fiscal 2024, or 48% of net revenue. The year-over-year decrease in the gross margin percentage is due to the completion of the This Works Divestiture on December 18, 2023.

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

General and administrative expense was $16.8 million in the second quarter of fiscal 2025, as compared to $20.1 million in the second quarter of fiscal 2024. The year-over-year decrease is primarily attributable to: (i) the This Works Divestiture on December 18, 2023 and (ii) the impact of the restructuring actions and cost savings program initiated in the fourth quarter of fiscal 2023.

Sales and marketing expense was $15.0 million in the second quarter of fiscal 2025, as compared to $19.6 million in the second quarter of fiscal 2024. The year-over-year decrease is primarily attributable to: (i) the This Works Divestiture on December 18, 2023 and (ii) the impact of the restructuring actions and cost savings program initiated in the fourth quarter of fiscal 2023.

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

Other

The following table presents other income (expense), net, and income tax expense for the three months ended September 30, 2024 and 2023:

	Three months ended September 30,
(in thousands of Canadian dollars)	2024	2023	$ Change	% Change
	(As Restated)	(As Restated)
Other income (expense), net	(65,975)	(119,719)	53,744	45%
Income tax expense	(302)	(12,821)	12,519	98%

Other income (expense), net

Other income (expense), net was an expense amount of $66.0 million in the second quarter of fiscal 2025, as compared to an expense amount of $119.7 million in the second quarter of fiscal 2024. The year-over-year change of $53.7 million is primarily attributable to:

•
Change of $34.9 million related to non-cash fair value changes on our other financial assets, from an expense amount of $82.3 million in the second quarter of fiscal 2024 to an expense amount of $47.4 million in the second quarter of fiscal 2025. The expense amount recognized in the second quarter of fiscal 2025 is primarily attributable to fair value decreases relating to our investments in:
o
the Elevate loan receivable, in the amount of $41.9 million relating to fair value movements in consideration of the debtor's net assets; and
o
the Acreage Debt loan receivable, in the amount of $5.5 million, primarily attributable to changes in market conditions and assumptions.

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
o
the Hempco Debenture, in the amount of $19.5 million, which was attributable primarily to changes in expected future cash flows to be received; and
o
the Jetty financial instrument, in the amount of $17.3 million, which was attributable primarily to changes in the expectations of the future cash flows to be generated by Jetty.

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
•
Increase in non-cash fair value gain of $8.7 million related to fair value changes on warrant derivative liability, from a fair value gain of $10.6 million in the second quarter of fiscal 2024 to a fair value gain of $19.3 million in the second quarter of fiscal 2025. The fair value change was driven by the decrease in our share price during the period.

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

The decrease of $12.3 million in the deferred income tax expense is primarily a result of the settlements of the Canopy Notes in the second quarter of fiscal 2024 and utilization of losses for tax purposes, where the accounting criteria for recognition of an asset has been met.

The decrease of $0.2 million in current income tax expense arose primarily as a result of the utilization of group’s tax attributes to shelter tax on income for tax purposes.

Net Loss from Continuing Operations

The net loss from continuing operations in the second quarter of fiscal 2025 was $112.2 million, as compared to a net loss of $139.5 million in the second quarter of fiscal 2024. The year-over-year decrease in the net loss is primarily attributable to: (i) the year-over-year change in other income (expense), net, of $53.7 million; and (ii) offset by the change from gain to loss on asset impairment and restructuring costs. These variances are described above.

Adjusted EBITDA (Non-GAAP Measure)

The following table presents Adjusted EBITDA for the three months ended September 30, 2024 and 2023:

	Three months ended September 30,
(in thousands of Canadian dollars)	2024	2023	$ Change	% Change
	(As Restated)	(As Restated)
Net loss from continuing operations	$(112,220)	$(139,547)	$27,327	20%
Income tax expense	302	12,821	(12,519)	(98%)
Other (income) expense, net	65,975	119,719	(53,744)	(45%)
Share-based compensation	5,221	2,717	2,504	92%
Acquisition, divestiture, and other costs	4,078	10,488	(6,410)	(61%)
Depreciation and amortization[1]	10,307	12,530	(2,223)	(18%)
Loss (gain) on asset impairment and restructuring	20,830	(29,895)	50,725	170%
Restructuring costs recorded in cost of goods sold	-	(689)	689	100%
Adjusted EBITDA	$(5,507)	$(11,856)	$6,349	54%
[1] From Consolidated Statements of Cash Flows.

The Adjusted EBITDA loss in the second quarter of fiscal 2025 was $5.5 million, as compared to an Adjusted EBITDA loss of $11.9 million in the second quarter of fiscal 2024. The year-over-year decrease in Adjusted EBITDA loss is primarily attributable to the year-over-year decrease in our selling, general and administrative expenses.

Discussion of Results of Operations for the Six Months Ended September 30, 2024

	Six months ended September 30,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2024	2023	$ Change	% Change
	(As Restated)	(As Restated)
Selected consolidated financial information:
Net revenue	$129,203	$145,853	$(16,650)	(11%)
Gross margin percentage	35%	25%	-	1,000 bps
Net loss from continuing operations	$(220,149)	$(150,116)	$(70,033)	(47%)
Net loss from continuing operations attributable to Canopy Growth Corporation	$(220,149)	$(150,116)	$(70,033)	(47%)
Basic and diluted loss per share from continuing operations[1,2]	$(2.65)	$(2.36)	$(0.29)	(12%)
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

Revenue

We report net revenue in four segments: (i) Canada cannabis; (ii) international markets cannabis; (iii) Storz & Bickel; and (iv) This Works. Revenue derived from the remainder of our operations are included within "other". The following table presents segmented net revenue for the six months ended September 30, 2024 and 2023:

Net Revenue	Six months ended September 30,
(in thousands of Canadian dollars)	2024	2023	$ Change	% Change
Canada cannabis
Canadian adult-use cannabis[1]	$37,271	$48,358	$(11,087)	(23%)
Canadian medical cannabis[2]	37,484	31,801	5,683	18%
	$74,755	$80,159	$(5,404)	(7%)

International markets cannabis[3]	$20,142	$19,139	$1,003	5%
Storz & Bickel	$34,306	$30,064	$4,242	14%
This Works	$-	$13,091	$(13,091)	(100%)
Other	-	3,400	(3,400)	(100%)

Net revenue	$129,203	$145,853	$(16,650)	(11%)

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

This Works

Revenue from This Works was $nil in the six months ended September 30, 2024, as compared to $13.1 million in the six months ended September 30, 2023. The year-over-year decrease is due to the completion of the This Works Divestiture on December 18, 2023.

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

This Works

Gross margin for our This Works segment was $nil in the six months ended September 30, 2024, or 0% of net revenue, as compared to $6.3 million in the six months ended September 30, 2023, or 48% of net revenue. The year-over-year decrease in the gross margin percentage is due to the completion of the This Works Divestiture on December 18, 2023.

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

General and administrative expense was $35.7 million in the six months ended September 30, 2024, as compared to $45.6 million in the six months ended September 30, 2023. The year-over-year decrease is primarily attributable to: (i) the This Works Divestiture on December 18, 2023 and (ii) the impact of the restructuring actions and cost savings program initiated in the fourth quarter of fiscal 2023.

Sales and marketing expense was $30.2 million in the six months ended September 30, 2024, as compared to $40.4 million in the six months ended September 30, 2023. The year-over-year decrease is primarily attributable to: (i) the This Works Divestiture on December 18, 2023 and (ii) the impact of the restructuring actions and cost savings program initiated in the fourth quarter of fiscal 2023.

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

Other

The following table presents other income (expense), net, and income tax expense for the six months ended September 30, 2024 and 2023:

	Six months ended September 30,
(in thousands of Canadian dollars)	2024	2023	$ Change	% Change
	(As Restated)	(As Restated)
Other income (expense), net	(138,602)	(73,618)	(64,984)	(88%)
Income tax expense	(6,496)	(14,839)	8,343	56%

Other income (expense), net

Other income (expense), net was an expense amount of $138.6 million in the six months ended September 30, 2024, as compared to an expense amount of $73.6 million in the six months ended September 30, 2023. The year-over-year change of $65.0 million is primarily attributable to:

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
o
the Acreage financial instrument, in the amount of $31.8 million. On a quarterly basis, we determine the fair value of the Acreage financial instrument using a probability-weighted expected return model, incorporating several potential scenarios and outcomes associated with the Acreage Amended Arrangement. The fair value decrease in the six months ended September 30, 2024 is primarily attributable to an increase of approximately 75% in our share price up to the Deconsolidation Date, relative to an increase of approximately 46% in Acreage’s share price during that same period. As a result, the model at the Deconsolidation Date reflects both a higher estimated value of the Canopy Growth common shares expected to be issued upon Canopy USA’s acquisition of Acreage, and a higher estimated value of the Acreage shares expected to be acquired at that time. In the period up to the Deconsolidation Date, the relative share price movements resulted in a decrease in the value of the Acreage financial instrument; and
o
Indiva shares, in the amount of $2.8 million due a decrease in their share price as a result of their CCAA proceedings.

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

Comparatively, the expense amount in the six months ended September 30, 2023 was primarily attributable to fair value decreases relating to our investments in: (i) the Wana financial instrument ($49.1 million); (ii) the Jetty financial instrument ($17.3 million); and the Hempco Debenture ($17.9 million). The fair value decreases were partially offset by fair value increases associated with our investments in: (i) the Acreage financial instrument ($21.3 million); (ii) the TerrAscend Exchangeable Shares ($33.1 million); and the TerrAscend Warrants ($13.2 million).

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
•
Increase in non-cash fair value gain of $30.0 million related to fair value changes on warrant derivative liability, from a fair value gain of $10.6 million in the six months ended September 30, 2023 to a fair value gain of $40.6 million in the six months ended September 30, 2024. The fair value change was driven by the decrease in our share price during the period.

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

Net Loss from Continuing Operations

The net loss from continuing operations in the six months ended September 30, 2024 was $220.1 million, as compared to a net loss of $150.1 million in the six months ended September 30, 2023. The year-over-year increase in the net loss is primarily attributable to: (i) the year-over-year change in other income (expense), net, of $65.0 million; (ii) the change from gain to loss on asset impairment and restructuring costs; and (iii) offset by the decrease in selling, general and administrative expenses and improvement in gross margins. These variances are described above.

Adjusted EBITDA (Non-GAAP Measure)

The following table presents Adjusted EBITDA for the six months ended September 30, 2024 and 2023:

	Six months ended September 30,
(in thousands of Canadian dollars)	2024	2023	$ Change	% Change
	(As Restated)	(As Restated)
Net loss from continuing operations	$(220,149)	$(150,116)	$(70,033)	(47%)
Income tax expense	6,496	14,839	(8,343)	(56%)
Other (income) expense, net	138,602	73,618	64,984	88%
Share-based compensation	9,372	6,434	2,938	46%
Acquisition, divestiture, and other costs	12,705	19,392	(6,687)	(34%)
Depreciation and amortization[1]	21,337	29,641	(8,304)	(28%)
Loss (gain) on asset impairment and restructuring	20,850	(27,961)	48,811	175%
Restructuring costs recorded in cost of goods sold	-	(689)	689	100%
Adjusted EBITDA	$(10,787)	$(34,842)	$24,055	69%
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

Discussion of Results of Operations for the Three and Nine Months Ended December 31, 2024

Discussion of Third Quarter of Fiscal 2025 Results of Operations

	Three months ended December 31,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2024	2023	$ Change	% Change
	(As Restated)	(As Restated)
Selected consolidated financial information:
Net revenue	$74,761	$78,505	$(3,744)	(5%)
Gross margin percentage	32%	36%	-	(400) bps
Net loss from continuing operations	$(98,083)	$(219,143)	$121,060	55%
Net loss from continuing operations attributable to Canopy Growth Corporation	$(98,083)	$(219,143)	$121,060	55%
Basic and diluted loss per share from continuing operations[1]	$(0.89)	$(2.65)	$1.76	66%
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

This Works

Revenue from This Works was $nil in the third quarter of fiscal 2025, as compared to $8.2 million in the third quarter of fiscal 2024. The year-over-year decrease is due to the completion of the This Works Divestiture on December 18, 2023.

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

We report gross margin and gross margin percentage in four segments: (i) Canada cannabis; (ii) international markets cannabis; (iii) Storz & Bickel; and (iv) This Works. Cost of sales associated with the remainder of our operations are included within "other". The following table presents segmented gross margin and gross margin percentage for the three months ended December 31, 2024 and 2023:

	Three months ended December 31,
(in thousands of Canadian dollars except where indicated)	2024	2023	$ Change	% Change
Canada cannabis segment
Net revenue	$40,728	$40,384	$344	1%
Cost of goods sold	30,547	29,078	1,469	5%
Gross margin	10,181	11,306	- 1,125	(10%)
Gross margin percentage	25%	28%		(300) bps

International markets cannabis segment
Revenue	$12,024	$10,527	$1,497	14%
Cost of goods sold	7,092	6,335	757	12%
Gross margin	4,932	4,192	740	18%
Gross margin percentage	41%	40%		100 bps

Storz & Bickel segment
Revenue	$22,009	$18,453	$3,556	19%
Cost of goods sold	13,024	9,004	4,020	45%
Gross margin	8,985	9,449	(464)	(5%)
Gross margin percentage	41%	51%		(1,000) bps

This Works segment
Revenue	$-	$8,165	$(8,165)	(100%)
Cost of goods sold	-	3,912	(3,912)	(100%)
Gross margin	-	4,253	(4,253)	(100%)
Gross margin percentage	-%	52%		(5,200) bps

Other
Revenue	$-	$976	$(976)	(100%)
Cost of goods sold	-	1,950	(1,950)	(100%)
Gross margin	-	(974)	974	100%
Gross margin percentage	-%	(100%)		10,000 bps

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

This Works

Gross margin for our This Works segment was $nil in the third quarter of fiscal 2025, or 0% of net revenue, as compared to $4.3 million in the third quarter of fiscal 2024, or 52% of net revenue. The year-over-year decrease in the gross margin percentage is due to the completion of the This Works Divestiture on December 18, 2023.

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

General and administrative expense was $17.0 million in the third quarter of fiscal 2025, as compared to $24.0 million in the third quarter of fiscal 2024. The year-over-year decrease is primarily attributable to: (i) the This Works Divestiture on December 18, 2023 and (ii) the impact of the restructuring actions and cost savings program initiated in the fourth quarter of fiscal 2023.

Sales and marketing expense was $15.4 million in the third quarter of fiscal 2025, as compared to $18.3 million in the third quarter of fiscal 2024. The year-over-year decrease is primarily attributable to: (i) the This Works Divestiture on December 18, 2023 and (ii) the impact of the restructuring actions and cost savings program initiated in the fourth quarter of fiscal 2023.

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

Other

The following table presents other income (expense), net, and income tax (expense) recovery for the three months ended December 31, 2024 and 2023:

	Three months ended December 31,
(in thousands of Canadian dollars)	2024	2023	$ Change	% Change
	(As Restated)	(As Restated)
Other income (expense), net	(73,945)	(159,904)	85,959	54%
Income tax expense	(316)	1,077	(1,393)	(129%)

Other income (expense), net

Other income (expense), net was an expense amount of $73.9 million in the third quarter of fiscal 2025, as compared to an expense amount of $159.9 million in the third quarter of fiscal 2024. The year-over-year change of $86.0 million is primarily attributable to:

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

These fair value decreases were partially offset by a fair value increase related to our investment in:

o
the Elevate loan receivable, in the amount of $59.4 million relating to fair value movements in consideration of the debtor's net assets; and
o
the Acreage Debt loan receivable, in the amount of $4.7 million, primarily attributable to changes in market conditions and assumptions.

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

These fair value decreases were partially offset by a fair value increase related to our investment in:

o
the Hempco Debenture, in the amount of $2.1 million, which was attributable primarily to changes in expected future cash flows to be received.
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
•
Increase in non-cash fair value gain of $12.7 million related to fair value changes on warrant derivative liability, from a fair value gain of $11.1 million in the third quarter of fiscal 2024 to a fair value gain of $23.8 million in the third quarter of fiscal 2025. The fair value change was driven by the decrease in our share price during the period.

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

Net Loss from Continuing Operations

The net loss from continuing operations in the third quarter of fiscal 2025 was $98.1 million, as compared to a net loss of $219.1 million in the third quarter of fiscal 2024. The year-over-year decrease in the net loss is primarily attributable to: (i) the year-over-year change in other income (expense), net, of $86.0 million; and (ii) the decrease in operating loss from continuing operations. These variances are described above.

Adjusted EBITDA (Non-GAAP Measure)

The following table presents Adjusted EBITDA for the three months ended December 31, 2024 and 2023:

	Three months ended December 31,
(in thousands of Canadian dollars)	2024	2023	$ Change	% Change
	(As Restated)	(As Restated)
Net loss from continuing operations	$(98,083)	$(219,143)	$121,060	55%
Income tax expense	316	(1,077)	1,393	129%
Other (income) expense, net	73,945	159,904	(85,959)	(54%)
Share-based compensation	5,159	3,693	1,466	40%
Acquisition, divestiture, and other costs	3,595	4,981	(1,386)	(28%)
Depreciation and amortization[1]	10,314	12,240	(1,926)	(16%)
Loss (gain) on asset impairment and restructuring	1,285	30,413	(29,128)	(96%)
Adjusted EBITDA	$(3,469)	$(8,989)	$5,520	61%
[1] From Consolidated Statements of Cash Flows.

The Adjusted EBITDA loss in the third quarter of fiscal 2025 was $3.5 million, as compared to an Adjusted EBITDA loss of $9.0 million in the third quarter of fiscal 2024. The year-over-year decrease in Adjusted EBITDA loss is primarily attributable to the year-over-year decrease in our selling, general and administrative expenses.

Discussion of Results of Operations for the Nine Months Ended December 31, 2024

	Nine months ended December 31,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2024	2023	$ Change	% Change
	(As Restated)	(As Restated)
Selected consolidated financial information:
Net revenue	$203,964	$224,358	$(20,394)	(9%)
Gross margin percentage	34%	29%	-	500 bps
Net loss from continuing operations	$(318,232)	$(369,260)	$51,028	14%
Net loss from continuing operations attributable to Canopy Growth Corporation	$(318,232)	$(369,260)	$51,028	14%
Basic and diluted loss per share from continuing operations[1]	$(3.45)	$(5.28)	$1.83	35%
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

This Works

Revenue from This Works was $nil in the nine months ended December 31, 2024, as compared to $21.3 million in the nine months ended December 31, 2023. The year-over-year decrease is due to the completion of the This Works Divestiture on December 18, 2023.

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

This Works

Gross margin for our This Works segment was $nil in the nine months ended December 31, 2024, or 0% of net revenue, as compared to $10.5 million in the nine months ended December 31, 2023, or 50% of net revenue. The year-over-year decrease in the gross margin percentage is due to the completion of the This Works Divestiture on December 18, 2023.

Operating Expenses

The following table presents operating expenses for the nine months ended December 31, 2024 and 2023:

	Nine months ended December 31,
(in thousands of Canadian dollars)	2024	2023	$ Change	% Change
Operating expenses
General and administrative	$52,689	$69,667	$(16,978)	(24%)
Sales and marketing	45,676	58,678	(13,002)	(22%)
Acquisition, divestiture, and other costs	14,741	24,373	(9,632)	(40%)
Depreciation and amortization	18,068	22,092	(4,024)	(18%)
Selling, general and administrative expenses	131,174	174,810	(43,636)	(25%)

Share-based compensation expense	14,531	10,127	4,404	43%

Loss on asset impairment and restructuring	22,135	2,452	19,683	803%
Total operating expenses	$167,840	$187,389	$(19,549)	(10%)

Selling, general and administrative expenses

Selling, general and administrative expenses were $131.2 million in the nine months ended December 31, 2024, as compared to $174.8 million in the nine months ended December 31, 2023.

General and administrative expense was $52.7 million in the nine months ended December 31, 2024, as compared to $69.7 million in the nine months ended December 31, 2023. The year-over-year decrease is primarily attributable to: (i) the This Works Divestiture on December 18, 2023 and (ii) the impact of the restructuring actions and cost savings program initiated in the fourth quarter of fiscal 2023.

Sales and marketing expense was $45.7 million in the nine months ended December 31, 2024, as compared to $58.7 million in the nine months ended December 31, 2023. The year-over-year decrease is primarily attributable to: (i) the This Works Divestiture on December 18, 2023 and (ii) the impact of the restructuring actions and cost savings program initiated in the fourth quarter of fiscal 2023.

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

Other

The following table presents other income (expense), net, and income tax expense for the nine months ended December 31, 2024 and 2023:

	Nine months ended December 31,
(in thousands of Canadian dollars)	2024	2023	$ Change	% Change
	(As Restated)	(As Restated)
Other income (expense), net	(212,547)	(233,523)	20,976	9%
Income tax expense	(6,812)	(13,762)	6,950	51%

Other income (expense), net

Other income (expense), net was an expense amount of $212.5 million in the nine months ended December 31, 2024, as compared to an expense amount of $233.5 million in the nine months ended December 31, 2023. The year-over-year change of $21.0 million is primarily attributable to:

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
o
the Acreage financial instrument, in the amount of $31.8 million. On a quarterly basis, we determine the fair value of the Acreage financial instrument using a probability-weighted expected return model, incorporating several potential scenarios and outcomes associated with the Acreage Amended Arrangement. The fair value decrease in the nine months ended December 31, 2024 is primarily attributable to an increase of approximately 75% in our share price up to the Deconsolidation Date, relative to an increase of approximately 46% in Acreage’s share price during that same period. As a result, the model at the Deconsolidation Date reflects both a higher estimated value of the Canopy Growth common shares that were expected to be issued upon Canopy USA’s acquisition of Acreage, and a higher estimated value of the Acreage shares that were expected to be acquired at that time. In the period up to the Deconsolidation Date, the relative share price movements resulted in a decrease in the value of the Acreage financial instrument; and
o
Indiva shares, in the amount of $2.8 million due a decrease in their share price as a result of their CCAA proceedings.

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

Comparatively, the expense amount in the nine months ended December 31, 2023 was primarily attributable to fair value decreases relating to our investments in: (i) the Wana financial instrument ($111.8 million); (ii) the Jetty financial instrument ($27.2 million); (iii) the Acreage financial instrument ($22.3 million); and (iv) the Hempco Debenture ($15.8 million). The fair value decreases were partially offset by fair value increases associated with our investments in: (i) the TerrAscend Exchangeable Shares ($10.2 million); and (ii) the TerrAscend Warrants ($2.7 million).

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
•
Increase in non-cash fair value gain of $42.7 million related to fair value changes on warrant derivative liability, from a fair value gain of $21.7 million in the nine months ended December 31, 2023 to a fair value gain of $64.4 million in the nine months ended December 31, 2024. The fair value change was driven by the decrease in our share price during the period.

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

The decrease of $7.0 million in the deferred income tax expense is primarily a result of: (i) a decrease due to the settlements of the Canopy Notes in fiscal 2024 relative to the settlements of the CBI Note in fiscal 2025; and (ii) an increase due to the realization of deferred taxes for entities that historically did not meet the deferred tax asset recognition criteria.

The current income tax expense remained consistent period over period and arose primarily in connection with tax on income for tax purposes that could not be reduced by the group's tax attributes in the current taxation year.

Net Loss from Continuing Operations

The net loss from continuing operations in the nine months ended December 31, 2024 was $318.2 million, as compared to a net loss of $369.3 million in the nine months ended December 31, 2023. The year-over-year decrease in the net loss is primarily attributable to: (i) the decrease in selling, general and administrative expenses and improvement in gross margins; (ii) reduction in income tax expense; and (iii) decrease in other income (expense), net of $21.0 million. These variances are described above.

Adjusted EBITDA (Non-GAAP Measure)

The following table presents Adjusted EBITDA for the nine months ended December 31, 2024 and 2023:

	Nine months ended December 31,
(in thousands of Canadian dollars)	2024	2023	$ Change	% Change
	(As Restated)	(As Restated)
Net loss from continuing operations	$(318,232)	$(369,260)	$51,028	14%
Income tax expense	6,812	13,762	(6,950)	(51%)
Other (income) expense, net	212,547	233,523	(20,976)	(9%)
Share-based compensation	14,531	10,127	4,404	43%
Acquisition, divestiture, and other costs	16,300	24,373	(8,073)	(33%)
Depreciation and amortization[1]	31,651	41,881	(10,230)	(24%)
Loss (gain) on asset impairment and restructuring	22,135	2,452	19,683	803%
Restructuring costs recorded in cost of goods sold	-	(689)	689	100%
Adjusted EBITDA	$(14,256)	$(43,831)	$29,575	67%

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

Discussion of Results of Operations for the Three Months Ended June 30, 2025

	Three months ended June 30,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2025	2024	$ Change	% Change
	(As Restated)	(As Restated)
Selected consolidated financial information:
Net revenue	$72,134	$66,212	$5,922	9%
Gross margin percentage	25%	35%	-	(1,000) bps
Net loss from continuing operations	$(44,861)	$(107,928)	$63,067	58%
Basic and diluted loss per share from continuing operations[1]	$(0.24)	$(1.36)	$1.12	82%
[1] For the three months ended June 30, 2025, the weighted average number of outstanding Canopy Shares, basic and diluted, totaled 188,321,555 (three months ended June 30, 2024 - 79,243,020).

Revenue

We report net revenue in two segments: (i) Cannabis; and (ii) Storz & Bickel. The following table presents segmented net revenue for the three months ended June 30, 2025 and 2024:

Net Revenue	Three months ended June 30,
(in thousands of Canadian dollars)	2025	2024	$ Change	% Change
Canada cannabis
Canadian adult-use cannabis[1]	$27,021	$18,883	$8,138	43%
Canadian medical cannabis[2]	21,206	18,795	2,411	13%
International markets cannabis	8,755	8,415	340	4%
	$56,982	$46,093	$10,889	24%

Storz & Bickel	$15,152	$20,119	$(4,967)	(25%)

Net revenue	$72,134	$66,212	$5,922	9%

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

We report gross margin and gross margin percentage in two segments: (i) Cannabis; and (ii) Storz & Bickel. The following table presents segmented gross margin and gross margin percentage for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,
(in thousands of Canadian dollars except where indicated)	2025	2024	$ Change	% Change
Cannabis segment
Net revenue	$56,982	$46,093	$10,889	24%
Cost of goods sold	43,391	30,822	12,569	41%
Gross margin	13,591	15,271	- 1,680	(11%)
Gross margin percentage	24%	33%		(900) bps

Storz & Bickel segment
Revenue	$15,152	$20,119	$(4,967)	(25%)
Cost of goods sold	10,705	12,359	(1,654)	(13%)
Gross margin	4,447	7,760	(3,313)	(43%)
Gross margin percentage	29%	39%		(1,000) bps

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

Operating Expenses

The following table presents operating expenses for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,
(in thousands of Canadian dollars)	2025	2024	$ Change	% Change
Operating expenses
General and administrative	$14,698	$18,907	$(4,209)	(22%)
Sales and marketing	15,833	15,248	585	4%
Acquisition, divestiture, and other costs	2,111	7,775	(5,664)	(73%)
Depreciation and amortization	5,466	6,038	(572)	(9%)
Selling, general and administrative expenses	38,108	47,968	(9,860)	(21%)

Share-based compensation expense	(99)	4,151	(4,250)	(102%)

Loss on asset impairment and restructuring	2,653	20	2,633	13,165%
Total operating expenses	$40,662	$52,139	$(11,477)	(22%)

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

Other

The following table presents other income (expense), net, and income tax expense for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,
(in thousands of Canadian dollars)	2025	2024	$ Change	% Change
	(As Restated)	(As Restated)
Other income (expense), net	(21,946)	(72,626)	50,680	70%
Income tax expense	(291)	(6,194)	5,903	95%

Other income (expense), net

Other income (expense), net was an expense amount of $21.9 million in the first quarter of fiscal 2026, as compared to an expense amount of $72.6 million in the first quarter of fiscal 2025. The year-over-year change of $50.7 million is primarily attributable to:

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

This fair value decrease was partially offset by a fair value increase related to our investment in:

o
the Elevate loan receivable, in the amount of $5.5 million relating to fair value movements in consideration of the debtor's net assets.

Comparatively, the expense amount in the first quarter of fiscal 2025 was primarily attributable to fair value decreases relating to our investments in:

o
the Canopy USA and the Canopy USA LPs equity method investments in the aggregate amount of $76.0 million;
o
the Acreage financial instrument, in the amount of $31.8 million. On a quarterly basis, we determine the fair value of the Acreage financial instrument using a probability-weighted expected return model, incorporating several potential scenarios and outcomes associated with the Acreage Amended Arrangement. The fair value decrease in the first quarter of fiscal 2025 is primarily attributable to an increase of approximately 75% in our share price up to the Deconsolidation Date, relative to an increase of approximately 46% in Acreage’s share price during that same period. As a result, the model at the Deconsolidation Date reflects both a higher estimated value of the Canopy Growth common shares expected to be issued upon Canopy USA’s acquisition of Acreage, and a higher estimated value of the Acreage shares expected to be acquired at that time. In the period up to the Deconsolidation Date, the relative share price movements resulted in a decrease in the value of the Acreage financial instrument; and
o
Indiva shares, in the amount of $2.8 million due a decrease in their share price as a result of their CCAA proceedings.

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
•
Decrease in non-cash fair value gain of $24.6 million related to fair value changes on warrant derivative liability, from a fair value gain of $21.3 million in the first quarter of fiscal 2025 to a fair value loss of $3.3 million in the first quarter of fiscal 2026. The fair value change was driven by movement in our share price during the period.

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

Net Loss from Continuing Operations

The net loss from continuing operations in the first quarter of fiscal 2026 was $44.9 million, as compared to a net loss of $107.9 million in the first quarter of fiscal 2025. The year-over-year decrease in the net loss is primarily attributable to: (i) the year-over-year change in other income (expense), net, of $50.7 million; and (ii) the decrease in operating loss from continuing operations. These variances are described above.

Adjusted EBITDA (Non-GAAP Measure)

The following table presents Adjusted EBITDA for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,
(in thousands of Canadian dollars)	2025	2024	$ Change	% Change
	(As Restated)	(As Restated)
Net loss from continuing operations	$(44,861)	$(107,928)	$63,067	58%
Income tax expense	291	6,194	(5,903)	(95%)
Other (income) expense, net	21,946	72,626	(50,680)	(70%)
Share-based compensation	(99)	4,151	(4,250)	(102%)
Acquisition, divestiture, and other costs	2,484	8,627	(6,143)	(71%)
Depreciation and amortization	9,670	11,030	(1,360)	(12%)
Loss (gain) on asset impairment and restructuring	2,653	20	2,633	13,165%
Adjusted EBITDA	$(7,916)	$(5,280)	$(2,636)	(50%)

The Adjusted EBITDA loss in the first quarter of fiscal 2026 was $7.9 million, as compared to an Adjusted EBITDA loss of $5.3 million in the first quarter of fiscal 2025. The year-over-year increase in Adjusted EBITDA loss is primarily attributable to softer gross margins across the business, offset by selling, general and administrative expense cost savings.

Discussion of Results of Operations for the Three and Six Months Ended September 30, 2025

Discussion of Second Quarter of Fiscal 2026 Results of Operations

	Three months ended September 30,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2025	2024	$ Change	% Change
	(As Restated)	(As Restated)
Selected consolidated financial information:
Net revenue	$66,683	$62,991	$3,692	6%
Gross margin percentage	33%	35%	-	(200) bps
Net loss from continuing operations	$(4,978)	$(112,220)	$107,242	96%
Basic and diluted loss per share from continuing operations[1]	$(0.02)	$(1.30)	$1.28	98%
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

Operating Expenses

The following table presents operating expenses for the three months ended September 30, 2025 and 2024:

	Three months ended September 30,
(in thousands of Canadian dollars)	2025	2024	$ Change	% Change
Operating expenses
General and administrative	$14,412	$16,798	$(2,386)	(14%)
Sales and marketing	15,120	14,983	137	1%
Acquisition, divestiture, and other costs	1,730	3,930	(2,200)	(56%)
Depreciation and amortization	5,034	6,019	(985)	(16%)
Selling, general and administrative expenses	36,296	41,730	(5,434)	(13%)

Share-based compensation expense	2,009	5,221	(3,212)	(62%)

Loss on asset impairment and restructuring	494	20,830	(20,336)	(98%)
Total operating expenses	$38,799	$67,781	$(28,982)	(43%)

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

Other

The following table presents other income (expense), net, and income tax expense for the three months ended September 30, 2025 and 2024:

	Three months ended September 30,
(in thousands of Canadian dollars)	2025	2024	$ Change	% Change
	(As Restated)	(As Restated)
Other income (expense), net	12,130	(65,975)	78,105	118%
Income tax expense	(214)	(302)	88	29%

Other income (expense), net

Other income (expense), net was an income amount of $12.1 million in the second quarter of fiscal 2026, as compared to an expense amount of $66.0 million in the second quarter of fiscal 2025. The year-over-year change of $78.1 million is primarily attributable to:

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

This fair value increase was partially offset by a fair value decrease related to our investment in:

o
the Elevate loan receivable, in the amount of $18.1 million relating to fair value movements in consideration of the debtor's net assets.

Comparatively, the expense amount in the second quarter of fiscal 2025 was primarily attributable to fair value decreases relating to our investments in:

o
the Canopy USA and the Canopy USA LPs equity method investments in the aggregate amount of $13.7 million;
o
the Elevate loan receivable, in the amount of $41.9 million relating to fair value movements in consideration of the debtor's net assets; and
o
the Acreage Debt loan receivable, in the amount of $5.5 million, primarily attributable to changes in market conditions and assumptions.
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
•
Decrease in non-cash fair value gain of $22.6 million related to fair value changes on warrant derivative liability, from a fair value gain of $19.3 million in the second quarter of fiscal 2025 to a fair value loss of $3.3 million in the second quarter of fiscal 2026. The fair value change was driven by movement in our share price during the period.

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

Net Loss from Continuing Operations

The net loss from continuing operations in the second quarter of fiscal 2026 was $5.0 million, as compared to a net loss of $112.2 million in the second quarter of fiscal 2025. The year-over-year decrease in the net loss is primarily attributable to: (i) the year-over-year change in other income (expense), net, of $78.1 million; and (ii) the decrease in operating loss from continuing operations. These variances are described above.

Adjusted EBITDA (Non-GAAP Measure)

The following table presents Adjusted EBITDA for the three months ended September 30, 2025 and 2024:

	Three months ended September 30,
(in thousands of Canadian dollars)	2025	2024	$ Change	% Change
	(As Restated)	(As Restated)
Net loss from continuing operations	$(4,978)	$(112,220)	$107,242	96%
Income tax expense	214	302	(88)	(29%)
Other (income) expense, net	(12,130)	65,975	(78,105)	(118%)
Share-based compensation	2,009	5,221	(3,212)	(62%)
Acquisition, divestiture, and other costs	2,097	4,078	(1,981)	(49%)
Depreciation and amortization	9,245	10,307	(1,062)	(10%)
Loss (gain) on asset impairment and restructuring	494	20,830	(20,336)	(98%)
Adjusted EBITDA	$(3,049)	$(5,507)	$2,458	45%

The Adjusted EBITDA loss in the second quarter of fiscal 2026 was $3.0 million, as compared to an Adjusted EBITDA loss of $5.5 million in the second quarter of fiscal 2025. The year-over-year decrease in Adjusted EBITDA loss is primarily attributable to selling, general and administrative expense cost savings.

Discussion of Results of Operations for the Six Months Ended September 30, 2025

	Six months ended September 30,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2025	2024	$ Change	% Change
	(As Restated)	(As Restated)
Selected consolidated financial information:
Net revenue	$138,817	$129,203	$9,614	7%
Gross margin percentage	29%	35%	-	(600) bps
Net loss from continuing operations	$(49,839)	$(220,149)	$170,310	77%
Basic and diluted loss per share from continuing operations[1]	$(0.22)	$(2.65)	$2.43	92%
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

Operating Expenses

The following table presents operating expenses for the six months ended September 30, 2025 and 2024:

	Six months ended September 30,
(in thousands of Canadian dollars)	2025	2024	$ Change	% Change
Operating expenses
General and administrative	$29,110	$35,705	$(6,595)	(18%)
Sales and marketing	30,953	30,231	722	2%
Acquisition, divestiture, and other costs	3,841	11,705	(7,864)	(67%)
Depreciation and amortization	10,500	12,057	(1,557)	(13%)
Selling, general and administrative expenses	74,404	89,698	(15,294)	(17%)

Share-based compensation expense	1,910	9,372	(7,462)	(80%)

Loss on asset impairment and restructuring	3,147	20,850	(17,703)	(85%)
Total operating expenses	$79,461	$119,920	$(40,459)	(34%)

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

Other

The following table presents other income (expense), net, and income tax expense for the six months ended September 30, 2025 and 2024:

	Six months ended September 30,
(in thousands of Canadian dollars)	2025	2024	$ Change	% Change
	(As Restated)	(As Restated)
Other income (expense), net	(9,816)	(138,602)	128,786	93%
Income tax expense	(505)	(6,496)	5,991	92%

Other income (expense), net

Other income (expense), net was an expense amount of $9.8 million in the six months ended September 30, 2025, as compared to an expense amount of $138.6 million in the six months ended September 30, 2024. The year-over-year change of $128.8 million is primarily attributable to:

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
o
the Acreage financial instrument, in the amount of $31.8 million. On a quarterly basis, we determine the fair value of the Acreage financial instrument using a probability-weighted expected return model, incorporating several potential scenarios and outcomes associated with the arrangement agreement dated April 18, 2019, as amended on May 15, 2019, September 23, 2020 and November 17, 2020 (the “Existing Acreage Arrangement Agreement”) and amended and restated plan of arrangement implemented by the Company and Acreage on September 23, 2020. The fair value decrease in the six months ended September 30, 2024 is primarily attributable to an increase of approximately 75% in our share price up to the Deconsolidation Date, relative to an increase of approximately 46% in Acreage’s share price during that same period. As a result, the model at the Deconsolidation Date reflects both a higher estimated value of the Canopy Growth common shares expected to be issued upon Canopy USA’s acquisition of Acreage, and a higher estimated value of the Acreage shares expected to be acquired at that time. In the period up to the Deconsolidation Date, the relative share price movements resulted in a decrease in the value of the Acreage financial instrument; and
o
Indiva shares, in the amount of $2.8 million due a decrease in their share price as a result of their CCAA proceedings.

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
•
Decrease in non-cash fair value gain of $47.3 million related to fair value changes on warrant derivative liability, from a fair value gain of $40.6 million in the six months ended September 30, 2024 to a fair value loss of $6.7 million in the six months ended September 30, 2025. The fair value change was driven by movement in our share price during the period.

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

Net Loss from Continuing Operations

The net loss from continuing operations in the six months ended September 30, 2025 was $49.8 million, as compared to a net loss of $220.1 million in the six months ended September 30, 2024. The year-over-year decrease in the net loss is primarily attributable to: (i) the year-over-year change in other income (expense), net, of $128.8 million; and (ii) the decrease in operating loss from continuing operations. These variances are described above.

Adjusted EBITDA (Non-GAAP Measure)

The following table presents Adjusted EBITDA for the six months ended September 30, 2025 and 2024:

	Six months ended September 30,
(in thousands of Canadian dollars)	2025	2024	$ Change	% Change
	(As Restated)	(As Restated)
Net loss from continuing operations	$(49,839)	$(220,149)	$170,310	77%
Income tax expense	505	6,496	(5,991)	(92%)
Other (income) expense, net	9,816	138,602	(128,786)	(93%)
Share-based compensation	1,910	9,372	(7,462)	(80%)
Acquisition, divestiture, and other costs	4,581	12,705	(8,124)	(64%)
Depreciation and amortization	18,915	21,337	(2,422)	(11%)
Loss (gain) on asset impairment and restructuring	3,147	20,850	(17,703)	(85%)
Adjusted EBITDA	$(10,965)	$(10,787)	$(178)	(2%)

The Adjusted EBITDA loss in the six months ended September 30, 2025 was $11.0 million, as compared to an Adjusted EBITDA loss of $10.8 million in the six months ended September 30, 2024. The year-over-year increase in Adjusted EBITDA loss is primarily attributable to softer gross margins across the business, offset by selling, general and administrative expense cost savings.

Discussion of Results of Operations for the Three and Nine Months Ended December 31, 2025

Discussion of Third Quarter of Fiscal 2026 Results of Operations

	Three months ended December 31,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2025	2024	$ Change	% Change
	(As Restated)	(As Restated)
Selected consolidated financial information:
Net revenue	$74,541	$74,761	$(220)	(0.3%)
Gross margin percentage	29%	32%	-	(300) bps
Net loss from continuing operations	$(58,345)	$(98,083)	$39,738	41%
Basic and diluted loss per share from continuing operations[1]	$(0.17)	$(0.89)	$0.72	81%
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

Operating Expenses

The following table presents operating expenses for the three months ended December 31, 2025 and 2024:

	Three months ended December 31,
(in thousands of Canadian dollars)	2025	2024	$ Change	% Change
Operating expenses
General and administrative	$12,944	$16,984	$(4,040)	(24%)
Sales and marketing	15,952	15,445	507	3%
Acquisition, divestiture, and other costs	10,758	3,036	7,722	254%
Depreciation and amortization	4,783	6,011	(1,228)	(20%)
Selling, general and administrative expenses	44,437	41,476	2,961	7%

Share-based compensation expense	888	5,159	(4,271)	(83%)

Loss on asset impairment and restructuring	2,491	1,285	1,206	94%
Total operating expenses	$47,816	$47,920	$(104)	(0.2%)

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

Other

The following table presents other income (expense), net, and income tax expense for the three months ended December 31, 2025 and 2024:

	Three months ended December 31,
(in thousands of Canadian dollars)	2025	2024	$ Change	% Change
	(As Restated)	(As Restated)
Other income (expense), net	(31,627)	(73,945)	42,318	57%
Income tax expense	(368)	(316)	(52)	(16%)

Other income (expense), net

Other income (expense), net was an expense amount of $31.6 million in the third quarter of fiscal 2026, as compared to an expense amount of $73.9 million in the third quarter of fiscal 2025. The year-over-year change of $42.3 million is primarily attributable to:

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
•
Decrease in non-cash fair value gain of $19.5 million related to fair value changes on warrant derivative liability, from a fair value gain of $23.8 million in the third quarter of fiscal 2025 to a fair value gain of $4.3 million in the third quarter of fiscal 2026. The fair value change was driven by movement in our share price during the period.

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

Net Loss from Continuing Operations

The net loss from continuing operations in the third quarter of fiscal 2026 was $58.3 million, as compared to a net loss of $98.1 million in the third quarter of fiscal 2025. The year-over-year decrease in the net loss is primarily attributable to the year-over-year change in other income (expense), net, of $42.3 million and partially offset by a small increase in operating loss from continuing operations. These variances are described above.

Adjusted EBITDA (Non-GAAP Measure)

The following table presents Adjusted EBITDA for the three months ended December 31, 2025 and 2024:

	Three months ended December 31,
(in thousands of Canadian dollars)	2025	2024	$ Change	% Change
	(As Restated)	(As Restated)
Net loss from continuing operations	$(58,345)	$(98,083)	$39,738	41%
Income tax expense	368	316	52	16%
Other (income) expense, net	31,627	73,945	(42,318)	(57%)
Share-based compensation	888	5,159	(4,271)	(83%)
Acquisition, divestiture, and other costs	11,195	3,595	7,600	211%
Depreciation and amortization	8,905	10,314	(1,409)	(14%)
Loss on asset impairment and restructuring	2,491	1,285	1,206	94%
Adjusted EBITDA	$(2,871)	$(3,469)	$598	17%

The Adjusted EBITDA loss in the third quarter of fiscal 2026 was $2.9 million, as compared to an Adjusted EBITDA loss of $3.5 million in the third quarter of fiscal 2025. The year-over-year decrease in Adjusted EBITDA loss is primarily attributable to selling, general and administrative expense cost savings.

Discussion of Results of Operations for the Nine Months Ended December 31, 2025

	Nine months ended December 31,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2025	2024	$ Change	% Change
	(As Restated)	(As Restated)
Selected consolidated financial information:
Net revenue	$213,358	$203,964	$9,394	5%
Gross margin percentage	29%	34%	-	(500) bps
Net loss from continuing operations	$(108,184)	$(318,232)	$210,048	66%
Basic and diluted loss per share from continuing operations[1]	$(0.40)	$(3.45)	$3.05	88%
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

Operating Expenses

The following table presents operating expenses for the nine months ended December 31, 2025 and 2024:

	Nine months ended December 31,
(in thousands of Canadian dollars)	2025	2024	$ Change	% Change
Operating expenses
General and administrative	$42,054	$52,689	$(10,635)	(20%)
Sales and marketing	46,905	45,676	1,229	3%
Acquisition, divestiture, and other costs	14,599	14,741	(142)	(1%)
Depreciation and amortization	15,283	18,068	(2,785)	(15%)
Selling, general and administrative expenses	118,841	131,174	(12,333)	(9%)

Share-based compensation expense	2,798	14,531	(11,733)	(81%)

Loss on asset impairment and restructuring	5,638	22,135	(16,497)	(75%)
Total operating expenses	$127,277	$167,840	$(40,563)	(24%)

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

Other

The following table presents other income (expense), net, and income tax expense for the nine months ended December 31, 2025 and 2024:

	Nine months ended December 31,
(in thousands of Canadian dollars)	2025	2024	$ Change	% Change
	(As Restated)	(As Restated)
Other income (expense), net	(41,443)	(212,547)	171,104	81%
Income tax expense	(873)	(6,812)	5,939	87%

Other income (expense), net

Other income (expense), net was an expense amount of $41.4 million in the nine months ended December 31, 2025, as compared to an expense amount of $212.5 million in the nine months ended December 31, 2024. The year-over-year change of $171.1 million is primarily attributable to:

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
o
the Acreage financial instrument, in the amount of $31.8 million. On a quarterly basis, we determine the fair value of the Acreage financial instrument using a probability-weighted expected return model, incorporating several potential scenarios and outcomes associated with the Existing Acreage Arrangement Agreement and amended and restated plan of arrangement implemented by the Company and Acreage on September 23, 2020. The fair value decrease in the nine months ended December 31, 2024 is primarily attributable to an increase of approximately 75% in our share price up to the Deconsolidation Date, relative to an increase of approximately 46% in Acreage’s share price during that same period. As a result, the model at the Deconsolidation Date reflects both a higher estimated value of the Canopy Growth common shares expected to be issued upon Canopy USA’s acquisition of Acreage, and a higher estimated value of the Acreage shares expected to be acquired at that time. In the period up to the Deconsolidation Date, the relative share price movements resulted in a decrease in the value of the Acreage financial instrument; and
o
Indiva shares, in the amount of $2.8 million due a decrease in their share price as a result of their CCAA proceedings.

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

•
Decrease in non-cash fair value gain of $66.8 million related to fair value changes on warrant derivative liability, from a fair value gain of $64.4 million in the nine months ended December 31, 2024 to a fair value loss of $2.4 million in the nine months ended December 31, 2025. The fair value change was driven by movement in our share price during the period.

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

Net Loss from Continuing Operations

The net loss from continuing operations in the nine months ended December 31, 2025 was $108.2 million, as compared to a net loss of $318.2 million in the nine months ended December 31, 2024. The year-over-year decrease in the net loss is primarily attributable to: (i) the year-over-year change in other income (expense), net, of $171.1 million; and (ii) the decrease in operating loss from continuing operations. These variances are described above.

Adjusted EBITDA (Non-GAAP Measure)

The following table presents Adjusted EBITDA for the nine months ended December 31, 2025 and 2024:

	Nine months ended December 31,
(in thousands of Canadian dollars)	2025	2024	$ Change	% Change
	(As Restated)	(As Restated)
Net loss from continuing operations	$(108,184)	$(318,232)	$210,048	66%
Income tax expense	873	6,812	(5,939)	(87%)
Other (income) expense, net	41,443	212,547	(171,104)	(81%)
Share-based compensation	2,798	14,531	(11,733)	(81%)
Acquisition, divestiture, and other costs	15,776	16,300	(524)	(3%)
Depreciation and amortization	27,820	31,651	(3,831)	(12%)
Loss on asset impairment and restructuring	5,638	22,135	(16,497)	(75%)
Adjusted EBITDA	$(13,836)	$(14,256)	$420	3%

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

As of March 31, 2026, we had cash and cash equivalents of $364.7 million and short-term investments of $nil.

We have recently completed the following debt and equity financings:

•
On August 29, 2025, we established the August 2025 ATM Program that allows us to issue and sell up to US$200 million Canopy Shares to the public from time to time at our discretion in the concurrent U.S. Offering and Canadian Offering; provided, however; that (i) sales of Canopy Shares in the Canadian Offering is limited to aggregate gross sales proceeds to us of up to US$50 million (or its Canadian dollar equivalent); and (ii) in no event will the combined gross sales proceeds of the August 2025 ATM Program in the United States and Canada exceed US$200 million. As of June 11, 2026, we sold an aggregate of 56,206,101 Canopy Shares at an average price of $2.42 per Canopy Share, for gross proceeds of $135.8 million (US$98.0 million) and net proceeds, inclusive of commissions and fees, of $134.4 million (US$97.1 million). Since the establishment of the August 2025 ATM Program, we have paid an aggregate amount of $1.4 million (US$0.9 million) as compensation to the Agents under the August 2025 ATM Program. As of June 11, 2026, we can issue and sell up to US$102.0 million of Canopy Shares under the August 2025 ATM Program; provided that we can issue and sell up to US$50 million (or its Canadian equivalent) of Canopy Shares pursuant to the Canadian Offering under the August 2025 ATM Program.

•
On January 7, 2026, we entered into the Exchange Agreement pursuant to which, among other things, on the Exchange Closing Date, the May 2024 Investor exchanged the May 2024 Convertible Debenture for (A) (i) the January 2026 Convertible Debentures, (ii) the January 2026 Investor Warrants, and (iii) the Exchange Shares and (B) a $10.5 million cash payment.
•
On January 8, 2026, we entered into the Loan Agreement, pursuant to which, among other things, the Lenders advanced US$150 million in cash pursuant to a senior secured term loan in the aggregate principal amount of US$162.1 million. The Loans were funded on January 8, 2026 with an original issue discount of US$12.1 million. The Loans mature on the earlier of (i) January 31, 2031, and (ii) the date that is 120 days prior to the maturity date of the January 2026 Convertible Debentures.

In connection with the Loan Agreement, on the Loan Closing Date, we issued the Loan Warrants to the Lenders in accordance with each Lender’s pro rata share of the Loans. Each Loan Warrant entitles the holder to acquire one Canopy Share at an exercise price equal to US$1.30 per Canopy Share for a period of five years from the Loan Closing Date. In connection with the Loan Transaction, a portion of the net proceeds from the Loans was used to repay all outstanding amounts owing under the Credit Facility.

On June 15, 2026, we entered into the Amendment, by and among the Company, as a borrower, certain subsidiaries of the Company party thereto, as borrowers and/or guarantors, certain lenders party thereto, and JGB. Pursuant to the Amendment, the Lenders have, among other things, imposed the Exchange Restriction on the Company.

We have access to further liquidity through public offerings of equity and debt securities. To facilitate such offerings, in June 2024, we filed a shelf registration statement with the SEC (as amended, the “Shelf Registration Statement”). Pursuant to the Shelf Registration Statement, we may sell securities up to an aggregate total offering price of US$500 million less any amounts previously sold under the February 2025 ATM Program and the August 2025 ATM Program. The securities covered by the Shelf Registration Statement include: (i) Canopy Shares; (ii) Exchangeable Shares (as defined below); (iii) debt securities; (iv) subscription receipts; (v) warrants; and (vi) units consisting of one or more of such securities or any combination of these securities. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

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

Cash Flows

The table below presents cash flows for the years ended March 31, 2026, 2025 and 2024:

	Year ended March 31,
(in thousands of Canadian dollars)	2026	2025	2024
Net cash (used in) provided by:
Operating activities[1]	$(63,806)	$(165,750)	$(281,950)
Investing activities[2]	(21,349)	(47,788)	241,590
Financing activities	332,409	148,660	(465,055)
Effect of exchange rate changes on cash and cash equivalents	3,618	8,389	(1,292)
Net increase/(decrease) in cash and cash equivalents	250,872	(56,489)	(506,707)
Cash and cash equivalents, beginning of period[3]	113,811	170,300	677,007
Cash and cash equivalents, end of period	$364,683	$113,811	$170,300
[1] Includes net cash used in operating activities from discontinued operations of $nil, $nil and $(53,529) for the year ended March 31, 2026, 2025 and 2024, respectively.
[2] Includes net cash provided by investing activities from discontinued operations of $nil, $14,127 and $21,992 for the year ended March 31, 2026, 2025 and 2024, respectively.
[3] Includes cash of our discontinued operations of $nil, $nil, and $9,314 for March 31, 2025, 2024 and 2023, respectively.

The accounting restatement of our share-settled warrants for the years ended March 31, 2025 and 2024 has no impact on net cash used or provided by operating, investing, and financing activities. Refer to our statement of cash flows and Note 2 of the Financial Statements for additional details on the accounting restatement and its impact on components of our operating cash flows.

Operating activities

Cash used in operating activities totaled $63.8 million in fiscal 2026, as compared to cash used of $165.8 million in fiscal 2025. The decrease in the cash used in operating activities is primarily due to: (i) a reduction in the cash interest paid due to a reduction in our debt balances; and (ii) year-over-year change in working capital movements due to decreased spending and timing, offset by increased operating cash outflow relating to the acquisition of MTL.

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

Investing activities

The cash used in investing activities totaled $21.3 million in fiscal 2026. Purchases of property, plant and equipment were $5.3 million, primarily related to production equipment enhancements made at certain of our Canadian cultivation and production facilities, and at our Storz & Bickel facilities. Our strategic investments in other financial assets were $nil as we made no new investments in other financial assets during the year. Net redemptions of short-term investments were $19.0 million, and related to timing of maturities and remaining balance of short-term investments. Net cash outflow relating to the acquisition of MTL was $41.5 million, net of cash obtained from consolidation of MTL. Other investing cash inflows of $7.0 million primarily relate to a litigation settlement associated with a previously divested entity.

The cash used in investing activities totaled $47.8 million in fiscal 2025. Purchases of property, plant and equipment were $10.8 million, primarily related to building improvements and production equipment enhancements made at certain of our Canadian cultivation and production facilities. Our strategic investments in other financial assets were $95.3 million, and related primarily to the cash payment to acquire the outstanding principal, including all accrued and unpaid interest thereon, of Acreage’s debt, being an amount up to US$150.0 million (the “Acreage Debt”). Additional cash outflows include $7.0 million relating to the deconsolidation of the financial results of Canopy USA within the Company’s financial statements, refer to Note 5 in the Company’s accompanying financial statements for details. Net redemptions of short-term investments were $16.4 million, and were made largely to fund operations and investing activities as described above. Proceeds of $4.9 million from the sale of property, plant and equipment primarily related to previous restructuring actions. Net cash inflow on loan receivable of $30.3 million, primarily related to cash receipts from various loan repayments.

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

Financing activities

The cash provided by financing activities totaled $332.4 million in fiscal 2026. Proceeds from the issuance of Canopy Shares were $374.2 million and related to the sale of Canopy Shares under the February 2025 ATM Program and the August 2025 ATM Program. Issuance of long-term debt resulted in $208.0 million of cash inflow and relates to the Loan Agreement, offset by long-term debt repayments of $221.5 million which related primarily to repayment and settlement of the Credit Facility and the January 2026 Convertible Debenture. Debt issuance and extinguishment costs also resulted in a cash outflow of $11.0 million. Other financing activities resulted in a cash outflow of $17.2 million, which related primarily to: (i) finance lease payments and (ii) share issuance costs.

The cash provided by financing activities totaled $148.7 million in fiscal 2025. Proceeds from the issuance of common shares were $385.4 million and related to the sale of common shares as part of the ATM Programs and $8.5 million in gross proceeds were received from the exercise of warrants, these amounts were offset by share issuance costs of $10.2 million. In addition, $68.3 million was received relating to the Exchange and Subscription Agreement (as defined below), offset by long-term debt repayments of $289.0 million which related primarily to the First Quarter 2025 Paydowns (as defined below), Second Quarter 2025 Paydown (as defined below), Third Quarter 2025 Paydown (as defined below), and the Optional Prepayment (as defined below). Other financing activities resulted in a cash outflow of $24.5 million, which related primarily to: (i) finance lease payments and (ii) share issuance costs, as noted above.

The cash used in financing activities totaled $465.1 million in fiscal 2024, as we made repayments of long-term debt in the amount of $509.8 million related primarily to the various paydowns on the Credit Facility throughout the year. Other financing activities resulted in a cash outflow of $36.3 million, primarily relating to finance lease payments made in connection with terminating the finance lease for the cultivation facility in Mirabel, Quebec, share issuance costs, and debt issuance and extinguishment costs. The cash outflows are offset by proceeds from issuances of Canopy Shares and warrants of $81.1 million in September 2023 and January 2024.

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

The table below presents free cash flows for the years ended March 31, 2026, 2025, 2024:

	Year ended March 31,
(in thousands of Canadian dollars)	2026	2025	2024
Net cash used in operating activities - continuing operations	$(63,806)	$(165,750)	$(228,421)
Purchases of and deposits on property, plant and equipment- continuing operations	(5,333)	(10,813)	(3,449)
Free cash flow[1] - continuing operations	$(69,139)	$(176,563)	$(231,870)
[1]Free cash flow is a non-GAAP measure, and is calculated as net cash provided by (used in) operating activities, less purchases of and deposits on property, plant and equipment.

Free cash flow in fiscal 2026 was an outflow of $69.1 million, as compared to an outflow of $176.6 million in fiscal 2025. The year-over-year decrease in the free cash outflow primarily reflects the decrease in cash used in operating activities, as described above.

Free cash flow in fiscal 2025 was an outflow of $176.6 million, as compared to an outflow of $231.9 million in fiscal 2024. The year-over-year decrease in the free cash outflow primarily reflects the decrease in cash used in operating activities, as described above.

Debt

Since our formation, we have financed our cash requirements primarily through the issuance of Canopy Shares, including the $5.1 billion investment by Constellation Brands Inc. in the third quarter of fiscal 2019, and debt. Total debt outstanding as of March 31, 2026 was $233.4 million, as compared to $304.1 million as of March 31, 2025. The total principal amount owing, which excludes fair value adjustments, deferred debt costs, and interest payable, was $281.0 million at March 31, 2026, a decrease from $315.5 million at March 31, 2025. The decreases were primarily due to: (i) paydown of various debt balances totaling $221.5 million, offset by the issuance of new debt pursuant to the Loan Agreement, totaling $208.0 million; and (ii) the impact of foreign currency translations.

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

On July 13, 2023, we entered into an amended Credit Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement required the Company to prepay or repurchase principal indebtedness under the Credit Facility in an amount equal to the U.S. dollar equivalent of $93.0 million at a discounted price of US$930 per US$1,000 (the “July 2023 Paydown”). In addition, the Amended Credit Agreement required the Company to apply certain net proceeds from asset sales to prepay or repurchase principal indebtedness under the Credit Facility and receive principal reductions at, in certain circumstances, a discounted price of US$950 per US$1,000. The Amended Credit Agreement also included, among other things, amendments to the minimum liquidity covenant such that the US$100.0 million minimum liquidity covenant ceased to apply concurrently with the July 2023 Paydown. The Company made the July 2023 Paydown on July 21, 2023.

Between August 11, 2023 and June 28, 2024, the Company repurchased additional outstanding principal amounts under the Credit Facility as follows:

•
On each of August 11, 2023 and September 14, 2023, the Company repurchased aggregate principal of $73.3 million (US$54.5 million) for a cash payment of $69.6 million (US$51.8 million) (the “Second Quarter 2024 Paydowns”).
•
On each of November 28, 2023 and December 27, 2023, the Company repurchased aggregate principal of $65.4 million (US$48.5 million) for a cash payment of $63.2 million (US$46.9 million) (the “Third Quarter 2024 Paydowns”).
•
On February 21, 2024, the Company repurchased aggregate principal of $31.1 million (US$23.0 million) for a cash payment of $28.0 million (US$20.7 million) (the “Fourth Quarter 2024 Paydown”).
•
On each of April 29, 2024 and June 28, 2024, the Company repurchased aggregate principal of $11.2 million (US$8.2 million) for a cash payment of $11.2 million (US$8.2 million) (the “First Quarter 2025 Paydowns”).

On August 8, 2024, we entered into an amendment (the “Amending Agreement”) with all of the lenders to the Credit Facility under the Amended Credit Agreement. Pursuant to the terms of the Amending Agreement, the maturity date of the Credit Facility was extended to December 18, 2026 and a mandatory US$97.5 million prepayment of the Credit Facility at 97.5% of par thereby reducing the outstanding amount of the Credit Facility by US$100.0 million was required to be made by December 31, 2024. In addition, the Amending Agreement provided for a further extension to the maturity date of the Credit Facility to September 18, 2027 if an optional prepayment was made on or before March 31, 2025 (the “Optional Prepayment”). The Amending Agreement also included changes to certain negative covenants, repayment provisions in the event of divestitures and events of default.

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

Between September 27, 2024 and March 31, 2025, the Company repurchased additional outstanding principal amounts under the Credit Facility as follows:

•
On September 27, 2024, the Company repurchased aggregate principal of $1.1 million (US$0.9 million) for a cash payment of $1.1 million (US$0.9 million) (the “Second Quarter 2025 Paydown”).
•
On October 16, 2024, the Company repurchased aggregate principal of $137.7 million (US$100.0 million) for a cash payment of $134.3 million (US$97.5 million) (the “Third Quarter 2025 Paydown”).
•
On March 31, 2025, the Company made the Optional Prepayment and repurchased aggregate principal of $143.9 million (US$100.0 million) for a cash payment of $140.3 million (US$97.5 million).

On July 29, 2025, we entered into the Third Paydown Agreement with certain lenders under our Credit Facility. Pursuant to the Third Paydown Agreement, we were required to make the following prepayments: (i) US$25 million at par on or prior to July 31, 2025; (ii) US$10 million at par on or prior to December 31, 2025; and (iii) US$15 million at par on or prior to March 31, 2026. On July 31, 2025, we made the First Prepayment and on September 12, 2025, we made the Early Prepayment. The First Prepayment and Early Prepayment satisfied all of our prepayment obligations associated with the Third Paydown Agreement.

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

In connection with the Supreme Arrangement, we, Supreme Cannabis and Computershare Trust Company of Canada (the “Trustee”) entered into a supplemental indenture whereby we agreed to issue Canopy Shares upon conversion of any Supreme Debenture. In addition, we were able to force conversion of the Supreme Debentures outstanding with 30 days’ notice if the daily volume weighted average trading price of our Canopy Shares was greater than $385.90 for any 10 consecutive trading days. We, Supreme Cannabis and the Trustee entered into a further supplemental indenture whereby we agreed to guarantee the obligations of Supreme Cannabis pursuant to the Supreme Debentures and the Accretion Debentures.

Prior to September 9, 2023, the Supreme Debentures were not redeemable. Beginning on and after September 9, 2023, Supreme Cannabis was from time to time, upon providing 60 days prior written notice to the Trustee, able to redeem the Supreme Debentures outstanding, provided that the Accretion Debentures had already been redeemed in full.

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

For the year ended March 31, 2025 principal payments on the Accretion Debentures totaled $1.5 million and approximately $30.2 million of aggregate principal amount of outstanding Supreme Debenture and Accretion Debentures were settled through the August 2024 Supreme Convertible Debt Exchange and the Exchange and Subscription Agreement.

For the year ended March 31, 2026, principal payments on the Accretion Debentures totaled $0.2 million and principal payments on the Supreme Debentures totaled $2.0 million. As of March 31, 2026, the Supreme Debentures and the Accretion Debentures have been fully settled and are no longer outstanding.

May 2024 Convertible Debenture

On May 2, 2024, we entered into an exchange and subscription agreement (the “Exchange and Subscription Agreement”) with a single institutional investor (the “May 2024 Investor”) pursuant to which, among other things, the May 2024 Investor delivered to us approximately $27.5 million aggregate principal amount of outstanding Supreme Debentures and Accretion Debentures held by the May 2024 Investor and paid us approximately $68.3 million (US$50 million) in exchange for us issuing to the May 2024 Investor (i) a new senior unsecured convertible debenture of the Company (the “May 2024 Convertible Debenture”) with an aggregate principal amount of approximately $96.4 million maturing five years from the closing date (the “Closing Date”) of the transaction (the “Transaction”) and (ii) 3,350,430 common share purchase warrants (the “May 2024 Investor Warrants”). Each May 2024 Investor Warrant entitles the holder to acquire one Canopy Share at an exercise price equal to $16.18 per Canopy Share for a period of five years from the Closing Date. Interest amounts outstanding under the May 2024 Convertible Debenture was calculated at a rate of 7.50% per annum, payable in semi-annual payments in cash or, at our option, in Canopy Shares for the first four semi-annual interest payments after the Closing Date, subject to satisfaction of certain conditions, including the prior approval of the TSX.

The May 2024 Convertible Debenture was convertible into Canopy Shares at the option of the May 2024 Investor at a conversion price equal to $14.38 per share. The May 2024 Convertible Debenture was subject to a forced conversion feature upon notice from us in the event that the average closing trading price of the Canopy Shares on the TSX exceeds $21.57 for a period of 10 consecutive trading days. In addition, pursuant to the terms of the May 2024 Convertible Debenture, for so long as the principal amount under the May 2024 Convertible Debenture remained outstanding (the “2024 Debenture ROFR Term”), we granted the May 2024 Investor a right of first refusal to subscribe for, and to be issued, as an investor in any debt or equity financing that we were going to complete during the 2024 Debenture ROFR Term (the “Proposed Financing”); provided, however, that the May 2024 Investor was required to subscribe for 25% of the Proposed Financing on the same terms and conditions contemplated in the proposed financing (the “2024 Debenture ROFR”).

In connection with the Exchange Transaction on January 8, 2026, the May 2024 Investor exchanged the May 2024 Convertible Debenture with the Company for (A) (i) the January 2026 Convertible Debentures, (ii) the January 2026 Investor Warrants and (iii)

the Exchange Shares; and (B) a cash payment in the aggregate amount of $10.5 million. As a result, the May 2024 Convertible Debenture is no longer outstanding and the 2024 Debenture ROFR has been terminated.

2026 Exchange Agreement

On January 7, 2026, we entered into the Exchange Agreement with the May 2024 Investor pursuant to which, among other things, on the Exchange Closing Date, the May 2024 Investor delivered to us the May 2024 Convertible Debenture held by the May 2024 Investor in exchange for (A) the Company issuing to the May 2024 Investor (i) the January 2026 Convertible Debentures, (ii) the January 2026 Investor Warrants, and (iii) the Exchange Shares and (B) a $10.5 million cash payment from the Company.

Each January 2026 Investor Warrant entitles the holder to acquire one Canopy Share at an exercise price equal to $2.16 per Canopy Share until January 8, 2031. The January 2026 Convertible Debentures bear interest at a rate of 7.50% per annum, payable in semi-annual payments in cash, and are convertible, at the option of the May 2024 Investor, into Canopy Shares at a conversion price equal to $1.83 per Canopy Share.

The January 2026 Convertible Debentures are subject to a forced conversion feature upon notice from the Company in the event that the average closing trading price of the Canopy Shares on the TSX exceeds $2.75 for a period of 10 consecutive trading days.

Loan Agreement

On January 8, 2026, we entered into the Loan Transaction. The Loans were funded on the Loan Closing Date with an original issue discount of approximately US$12.1 million. The Loans mature on the earlier of (i) January 31, 2031, and (ii) the date that is 120 days prior to the maturity date of the January 2026 Convertible Debentures.

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

On June 15, 2026, we entered into the Amendment, by and among the Company, as a borrower, certain subsidiaries of the Company party thereto, as borrowers and/or guarantors, certain lenders party thereto, and JGB. Pursuant to the Amendment, the Lenders have, among other things, imposed the Exchange Restriction on the Company.

Contractual Obligations and Commitments

The table below presents information about our contractual obligations and commitments as of March 31, 2026 and the timing and effect that such obligations and commitments are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
		Less than
(CDN $000's)	Total	1 year	1-3 years	3-5 years	Over 5 years
Long-term debt obligations	$280,972	$12,545	$100,360	$113,067	$55,000
Interest and fee payments on debt obligations	112,154	30,974	51,233	27,781	2,166
Operating leases[1]	44,711	11,211	16,280	6,580	10,640
Finance leases[1]	13,104	6,401	6,552	151	-
Purchase obligations	32,559	30,205	1,954	400	-
Other liabilities[2]	28,887	22,541	6,346	-	-
	$512,387	$113,877	$182,725	$147,979	$67,806
[1] Refer to Note 31 of our Financial Statements for further information on our leases. Amounts include interest related to operating and finance leases of $12.0 million and $0.5 million, respectively.
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

Impairment of property, plant and equipment and finite lived intangible assets

Critical estimates. Property, plant and equipment and finite lived intangible assets need to be assessed for impairment when an indicator of impairment exists. If an indicator of impairment exists, further judgment and assumptions will be required in determining the recoverable amount.

Assumptions and judgment. When determining whether an impairment indicator exists, judgment is required in considering the facts and circumstances surrounding these long-lived assets. Management considers whether events such as a change in strategic direction, changes in business climate, or changes in technology would indicate that a long-lived asset may be impaired. When an impairment indicator does exist, judgment and assumptions are required to estimate the future cash flows used in assessing the recoverable amount of the long-lived asset.

Impact if actual results differ from assumptions. If impairment indicators exist and are not identified, or judgment and assumptions used in assessing the recoverable amount change, the carrying value of long-lived assets can exceed the recoverable amount.

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

Goodwill

Fiscal 2024

As part of our annual impairment testing, we performed a quantitative goodwill impairment assessment for our remaining goodwill balance, which is assigned to the Storz & Bickel reporting unit. From the analysis, an impairment of $42.1 million to Storz & Bickel’s goodwill was recognized as the estimated fair value of the Storz & Bickel reporting unit was less than its carrying value. The estimated fair value of the Storz & Bickel reporting unit was determined using the income valuation method, with the most significant assumptions used in applying this method being: (i) the discount rate; (ii) the expected long-term growth rate; (iii) revenue growth rate projections; and (iv) annual cash flow projections. Certain negative trends, including slower growth rates, resulted in updated long-term financial forecasts indicating lower forecasted revenue and cash flow generation for the Storz & Bickel reporting unit. This methodology is consistent with that used by us for our annual impairment test conducted at March 31, 2023. At March 31, 2024, the remaining carrying value of the Storz & Bickel goodwill is $43.2 million.

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

Fiscal 2026

As part of our annual impairment testing, we performed a quantitative goodwill impairment assessment for our goodwill balance assigned to the Storz & Bickel reporting unit. From the analysis, an impairment of $47.5 million to Storz & Bickel's goodwill was recognized as the estimated fair value of the Storz & Bickel reporting unit was less than its carrying value. The estimated fair value of the Storz & Bickel reporting unit was determined using the income valuation method, with the most significant assumptions used in applying this method being: (i) the discount rate; (ii) the expected long-term growth rate; (iii) revenue growth rate projections; and (iv) annual cash flow projections. Certain negative trends, including slower growth rates, resulted in updated long-term financial forecasts indicating lower forecasted revenue and cash flow generation for the Storz & Bickel reporting unit. This methodology is consistent with that used by us for our annual impairment test conducted at March 31, 2025. At March 31, 2026, no goodwill remains relating to Storz & Bickel.

Indefinite lived intangible assets

If a quantitative analysis is required, our acquired intangible assets are evaluated for impairment by comparing the carrying value of the intangible assets to their estimated fair value. The estimated fair value of the acquired brands indefinite lived intangible assets are calculated based on an income approach using the relief-from-royalty method. The estimated fair value of the operating license indefinite life intangible assets is calculated based on a market valuation approach.

In fiscal 2024, we recognized intangible asset impairment losses totaling $9.0 million in connection with certain acquired brands intangible assets relating to our Storz & Bickel segment. Certain negative trends, including slower growth rates and increased competition, resulted in updated long-term financial forecasts indicating lower forecasted revenue and cash flow generation for the specific acquired brands. This change in financial forecasts indicated it was more likely than not that the fair value of our indefinite lived intangible asset associated with the acquired brands might also be below their carrying values, and accordingly we performed a quantitative assessment for impairment. The most significant assumptions used in the relief-from-royalty method to determine the estimated fair value of intangible assets with indefinite lives are: (i) the estimated royalty rate, (ii) the discount rate, (iii) the expected long-term growth rate, and (iv) the annual revenue projections.

In fiscal 2025, no intangible asset impairments were recognized.

In fiscal 2026, we recognized intangible asset impairment losses totaling $8.0 million in connection with certain acquired brands intangible assets relating to our Storz & Bickel segment. Certain negative trends, including slower growth rates, resulted in updated long-term financial forecasts indicating lower forecasted revenue and cash flow generation for the specific acquired brands. This change in financial forecasts indicated it was more likely than not that the fair value of our indefinite lived intangible asset associated with the acquired brands might also be below their carrying values, and accordingly we performed a quantitative assessment for impairment. The most significant assumptions used in the relief-from-royalty method to determine the estimated fair value of intangible assets with indefinite lives are: (i) the estimated royalty rate, (ii) the discount rate, (iii) the expected long-term growth rate, and (iv) the annual revenue projections.

Impact if actual results differ from assumptions. If the judgments relating to the qualitative or quantitative assessments performed differ from actual results, or if assumptions are different, the values of the indefinite lived intangible assets and goodwill can differ from the amounts recorded.

Fair value measurement of equity method investments

Critical estimates. The Canopy USA and Canopy USA LPs equity method investments are measured at fair value. The valuation of the equity method investments use an asset based approach where Level 3 inputs are used. The Canopy USA fair value is determined based on the net asset values of its businesses, which are impacted by the values of its Acreage and Wana Debt and the Elevate loan. The Canopy USA LPs equity method investments hold the TerrAscend investments and as a result, the fair value measurement is dependent on the fair value measurement of the TerrAscend Exchangeable Shares and TerrAscend Warrants. The valuation of the TerrAscend Exchangeable Shares is based on a put option pricing model and the valuation of the TerrAscend Warrants is based on a Black-Scholes option pricing model. Judgement is required to make assumptions on the key inputs, being the probability and timing of U.S. legalization.

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

Valuation of Warrant Liabilities

Critical estimates. The fair value of the warrant liabilities are measured using the Black-Scholes option pricing model.

Assumptions and judgment. The option pricing model relies on key inputs such as expected life of the warrant, the volatility of our share price, and the risk-free interest rate used.

Impact if actual results differ from assumptions. If key inputs differ, the fair value of the warrant liabilities will be impacted. Variations in the fair value of the warrant liabilities will result in changes to the fair value gain/loss recorded each period.

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

Assumptions and judgment. We use historical experience, current and expected future outcomes, third-party evaluations and various other assumptions believed to be reasonable in making judgments.

Impact if actual results differ from assumptions. An unrealized tax benefit will be realized when we determine that realization is not in doubt. In any case, if the final outcome is different from our estimate this will impact our income taxes and cash flow.

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

A hypothetical 10% change in the U.S. dollar against the Canadian dollar compared to the exchange rate at March 31, 2026, would affect the carrying value of net assets by approximately $23.5 million, with a corresponding impact to the foreign currency translation account within accumulated other comprehensive income or loss. A hypothetical 10% change in the euro against the Canadian dollar compared to the exchange rate at March 31, 2026, would affect the carrying value of net assets by approximately

$12.1 million, with a corresponding impact to the foreign currency translation account within accumulated other comprehensive income or loss.

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

Interest rate risk

Our cash equivalents and short-term investments are held in both fixed-rate and adjustable-rate securities. Investments in fixed-rate instruments carry a degree of interest rate risk. The fair value of fixed-rate securities may be adversely impacted due to a rise in interest rates. Additionally, a falling-rate environment creates reinvestment risk because as securities mature, the proceeds are reinvested at a lower rate, generating less interest income. As at March 31, 2026, our cash and cash equivalents, and short-term investments, consisted of $238.2 million in interest rate sensitive instruments, as compared to $17.8 million at March 31, 2025, in interest rate sensitive instruments.

Our financial liabilities consist of long-term fixed rate debt and floating-rate debt. Fluctuations in interest rates could impact our cash flows, primarily with respect to the interest payable on floating-rate debt.

	Aggregate Notional Value
	March 31, 2026	March 31, 2025
Fixed interest rate debt	$55,000	$98,778
Variable interest rate debt	225,972	216,686

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

Item 8. Financial Statements and Supplementary Data.

The financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2) appear on pages F-2 to F-68. See accompanying Index to the Financial Statements on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Comprehensive Form 10‑K was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting, as described below.

However, giving full consideration to the material weakness, we have concluded that the Financial Statements included in this Comprehensive Form 10-K present fairly, in all material respects, our financial position, the results of our operations and our cash flows for each of the periods presented in conformity with U.S. GAAP.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2026, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, management has determined that our internal control over financial reporting as of March 31, 2026 was not effective because of a material weakness in internal control over financial reporting. Accordingly, a reasonable possibility exists that material misstatements in the Company’s financial statements will not be prevented or detected on a timely basis.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has determined that it did not maintain effective internal control over financial reporting due to the existence of a material weakness pertaining to material misstatements made in prior financial statements related to incorrect non-cash technical accounting application over equity-linked instruments. Specifically, management identified a deficiency in the design and operating effectiveness of a control intended to review and approve the financial reporting implications of significant technical accounting and, specifically, the classification between equity and liabilities. This occurred due to incorrect assessments of the functional currency interaction with instrument terms, triggered by new U.S. dollar-denominated fact pattern that arose in the second quarter of the fiscal year ended March 31, 2024. As a consequence, the Company determined that certain share-settled warrants with exercise prices denominated in U.S. dollars, first issued during the fiscal year ended March 31, 2024, should have been classified as liabilities rather than equity instruments under applicable accounting standards, given the Company’s Canadian dollar functional currency. Accordingly, the Company should have recorded these instruments as liabilities on its consolidated balance sheets and measured them at fair value at each reporting date, with changes in fair value recorded in the consolidated statements of operations and comprehensive loss.

The deficiency did not impact revenue, gross margin, operating income/loss, Adjusted EBITDA, or cash flows from operations. Management corrected the misclassification between equity and liabilities, as well as subsequent changes in fair value being reported through the income statement prior to the issuance of this Comprehensive Form 10-K.

In March 2026, we completed the acquisition of MTL and are currently integrating MTL into our operations, compliance program and internal control processes. MTL constituted approximately 13.4% of our total assets as of March 31, 2026, including the goodwill and other intangible assets recorded as part of the purchase price allocation, and 1.2% of our net revenues for the fiscal year ended March 31, 2026. In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first fiscal year following an acquisition. Therefore, we have excluded the acquired operation of MTL from our assessment of our internal control over financial reporting.

Our independent registered public accounting firm, PKF O’Connor Davies, LLP, who audited our financial statements included in this Comprehensive Form 10-K, has issued its report on the effectiveness of our internal control over financial reporting as of March 31, 2026, which is included herein.

Plan for Remediation of Material Weakness

Our management, with the oversight of the Audit Committee of the Board, is updating our internal processes and controls to strengthen their effectiveness and has developed a remediation plan, which includes the following actions:

•
Enhancing technical accounting review controls and procedures for all complex and non-routine transactions involving equity-linked financial instruments to ensure compliance with applicable accounting standards and guidance. This will include the design and implementation of a formal control involving the engagement of third-party experts for new equity-instrument issuances.
•
Implementing training aimed at improving employee knowledge and skills in accounting requirements for complex financial instruments and raising awareness of applicable guidance and frameworks.
•
Enhancing management oversight and monitoring of significant accounting matters.

We will not be able to conclude whether the actions we are taking will fully remediate the material weakness in our internal control over financial reporting until the updated controls have operated for a sufficient period of time and management has concluded, through testing, that such controls are operating effectively. We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting, which may necessitate further action. See “Item 1A. Risk Factors—Risks Relating to the Restatement of the Prior Financial Statements – We have identified a material weakness in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which may adversely affect investor confidence in our company and, as a result, the value of the Canopy Shares.”

Changes in Internal Control Over Financial Reporting

Except as discussed above, as of March 31, 2026, there were no other changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during our most recent quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(c) of Regulation S-K.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Unless otherwise specified, all dollar amounts in Part III of this Comprehensive Form 10-K are in United States of America (“U.S.”) dollars (“US$” or “$”) unless stated otherwise. “C$” means Canadian dollars.

As used in this Part III of this Comprehensive Form 10-K, references to:

•
“Fiscal 2027” refer to the 12-month period ended March 31, 2027;
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

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

The table below sets forth certain biographical information regarding each director of the Company. In addition, a discussion of the qualifications, attributes and skills of each director that led the Company’s board of directors (the “Board”) and the Corporate Governance, Compensation and Nominating Committee of the Board (“CGCN Committee”) to the conclusion that he or she should continue to serve as a director follows each of the director biographies. Additional information regarding the skills and expertise of each director is included below under the section entitled “Board of Directors, Committees and Governance—Board Skills Matrix.” If a director is listed as “Independent” in the table below, that director meets the requirement to be an “independent director” under Rule 5605(a)(2) the Listing Rules of the Nasdaq Stock Market (the “Nasdaq Rules”) and the definition of “independence” under Canadian National Instrument 52-110 – Audit Committees (“NI 52-110”).

Name	Age (1)	Position
Luc Mongeau	60	Director and Chief Executive Officer
M. Shan Atkins	69	Director and Chair of the Audit Committee
David Lazzarato	70	Director, Chair of the Board and member of the Audit Committee, and member of the CGCN Committee
Theresa Yanofsky	69	Director, Chair of the CGCN Committee and member of the Audit Committee
Joseph Bayern	63	Director, member of the CGCN Committee

(1) Ages as of June 1, 2026.

Luc Mongeau Woodbridge, Ontario, Canada Independent Director Since February 7, 2024, CEO since January 6, 2025

Luc Mongeau is the Chief Executive Officer (“CEO”) of Canopy Growth and also serves on the Board. Mr. Mongeau is a seasoned executive with over 25 years of experience spearheading consumer goods companies throughout North America, including Weston Foods and Mars Petcare. Mr. Mongeau is an established leader with demonstrated expertise in marketing, sales, supply chain operations, and mergers and acquisitions. Prior to Canopy Growth, from September 2022 to January 2025, Mr. Mongeau was the CEO of eSolutions Furniture Inc., formerly Bestar-Bush, where he led the transformation of the business to deepen its share of the digital commerce furniture industry. This included reconfiguring the North American manufacturing network and enhancing the company’s global supply chain. From September 2017 to March 2022, during Mr. Mongeau’s tenure as President of Weston Foods, he spearheaded the strategic realignment and end-to-end operational leadership of the North American bakery, overseeing a team of over 6,000 employees across 40 facilities. He also directed the development of commercial strategies across branded and private label categories for major North American retailers and managed the sale of Weston Foods. Prior to this, in his role as President of Mars Petcare North America, Mr. Mongeau provided strategic and operational leadership to the North American organization with more than 3,000 employees, 27 manufacturing sites, and three distinct operating units within both branded and private label categories.

Mr. Mongeau holds a Bachelor of Science from the Université de Sherbrooke and an MBA from the Ivey School of Business at Western University. He has also completed executive education at Harvard Business School.

Mr. Mongeau brings his extensive experience in business transformation and strategic leadership to the Board.

Committee Memberships
N/A
	Attendance in Fiscal 2026	Other Public Company Directorships
	Board: 16/16	None
David Lazzarato Toronto, Ontario, Canada Independent Director Since March 31, 2020

David Lazzarato serves as Chair of the Board, is a member of the Audit Committee and a member of the CGCN Committee. Mr. Lazzarato’s impressive career includes senior executive positions with Alliance Atlantis Communications, Allstream, Bell Canada, and CAE. In 2016, Mr. Lazzarato retired and has since been a corporate director. Mr. Lazzarato has served on corporate and not-for-profit boards for two decades. Mr. Lazzarato has served on the board of directors and as a member of the audit committee of BlueAnt Media Corporation, an international streamer, production studio and rights business listed on the TSX, since February 2026. Previously, Mr. Lazzarato served on the board of directors of Flutter Entertainment plc, a New York Stock Exchange listed company, from May 2020 until May 2024 and Thunderbird Entertainment from February 2024 through January 2026.

Mr. Lazzarato brings to the Board a demonstrated commercial and financial acumen to assist businesses going through pivotal inflection points.

Committee Memberships
Audit Committee
CGCN Committee
	Attendance in Fiscal 2026	Other Public Company Directorships
	Board: 15/16	BlueAnt Media Corporation (TSX: BAMI) (Since February 2026)
Audit: 3/4
CGCN: 4/5
M. Shan Atkins Orlando, Florida Independent Director Since August 6, 2025

M. Shan Atkins, ICD.D, NACD.DC serves as a member of the Board where she also acts as the Chair of the Audit Committee. Ms. Atkins is a retired consumer and retail executive. She was most recently Co-Founder and Managing Director of Chetrum Capital LLC, a private investment firm, a position she held from 2001 through 2017. Ms. Atkins is a former partner in the consumer and retail practice of international consultancy Bain & Company where she developed and executed strategic plans for major retail organizations. She also served as a C-suite executive at a Fortune 15 public retailer, where she led a multi-billion-dollar business unit. Ms. Atkins is an independent board director with extensive experience in retail strategy and operations, consumer goods, wholesale distribution, cybersecurity oversight, accounting and finance, and private investment in both the U.S. and Canada having served on the boards of eleven public and large private companies since beginning her board service in 1999 while an executive in the retail industry. Ms. Atkins has received numerous accolades in her directorship career, including being recognized in 2025 as one of the top 250 Directors in America by Wall Street Journal. Ms. Atkins has served on the board of directors of Darden Restaurants (NYSE: DRI), an owner and operator of full-service restaurants, since 2014, where she chairs the audit committee and serves on the Governance and Nominating Committee of the Darden Restaurants board. During the past five years, Ms. Atkins also served on the following public company boards of directors: SpartanNash Company, a food solutions company, based in Michigan from 2013 until its acquisition in September 2025; Aurora Cannabis, Inc., a Canadian cannabis company, from 2019 to 2023; SunOpta, Inc., a North American manufacturer of natural and organic food products, from 2014 to 2019; LSC Communications, Inc., a leading provider of long and short-run printing services to the book, catalog and magazine publishing industries, from 2016 to 2021. Ms. Atkins was an observer on the Board of Canopy Growth from April 1, 2025 until she became an independent director on August 6, 2025.

Ms. Atkins brings to the Board her retail industry, operations, strategic planning, financial expertise, and public-company director experience.

Committee Memberships
Audit Committee (Chair)
	Attendance in Fiscal 2026	Other Public Company Directorships
	Board: 7/7	Darden Restaurants (NYSE: DRI) (Since 2014)
	Audit: 2/2	SpartanNash (NASD: SPTN) (Since 2003)
Theresa Yanofsky Westmount, Quebec, Canada Independent Director Since March 31, 2020

Theresa Yanofsky currently serves as a member of the Board where she also acts as the Chair of the CGCN Committee as well as a member of the Audit Committee. Ms. Yanofsky has extensive experience working with big-name retailers and is respected for her strategic leadership and disciplined approach to driving revenue. Ms. Yanofsky brings over 30 years of experience working with rapidly growing big-name global retailers. Ms. Yanofsky has served as a board member for Reitmans (Canada) Ltd., (“Reitmans”), a Canadian-based retailer listed on the TSX, since August 2019 and has served as a member of the board of directors of Goodfood Market Corp., a leading online grocery company in Canada listed on the TSX, since July 2019. Most recently, Ms. Yanofksy was appointed as a board member for Purolator Inc., a leading integrated freight, package and logistics provider, in April, 2022. Ms. Yanofksy served as the Senior Vice-President, General Manager of Sephora Canada, a retailer of personal care and beauty products, from 2015 until her retirement in March 2020; prior to which she worked at L Brands where she was the country manager for Bath & Body Works Canada. Ms. Yanofsky brings to the Board over 30 years of experience working with rapidly growing big-name global retailers as well as significant senior management and public company board and corporate governance experience.

Committee Memberships
Audit Committee
CGCN Committee (Chair)
	Attendance in Fiscal 2026	Other Public Company Directorships
	Board: 15/16	Goodfood Market Corp. (TSX: FOOD) (Since 2019)
	Audit: 4/4	Reitmans Canada Limited (TSXV: RET) (Since 2019)
	CGCN: 5/5	Purolator Inc.

Joseph Bayern St. James, New York Independent Director Since October 10, 2025

Joseph Bayern is a dynamic leader with a history of creating shareholder value through turnarounds, organic growth and business model transformations. He has a deep understanding of the consumer products industry domestically as well as internationally and has been part of large multi-national organizations, mid-sized growth companies and startups. Mr. Bayern has worked with some of the most globally recognized brands such as Snapple, Dr. Pepper and Voss Water, and companies including Deloitte LLP, Cadbury Schweppes, (“Cadbury”) and Curaleaf Holdings, Inc. (“Curaleaf”). Since January 9, 2026, Mr. Bayern has been the CEO of MM Brands, Inc., which owns the Mary’s Medicinals and Dixie cannabis brands distributed in the United States. Prior to MM Brands, Inc., Mr. Bayern served as the CEO of GCC MSO Management LLC d/b/a Glorious Cannabis Company, a cannabis company with operations in Michigan and Massachusetts, from October 2023 to October 2024. Prior to that, Mr. Bayern served as an executive officer of Curaleaf, a U.S. provider of consumer products in cannabis listed on the Canadian Securities Exchange, from December 2019 to January 2023, including serving as President from December 2019 until December of 2020 and CEO from January 2021 until May 2022. Prior to his involvement with Curaleaf, Mr. Bayern served as the President of a California-based cannabis start-up, Indus Holdings, Inc. (“Indus”) from January 2019 to December 2019, where he successfully helped the company raise $40 million and complete its go public transaction, pursuant to which Indus’ shares were listed for trading on the Canadian Stock Exchange. Prior to entering the cannabis industry in January of 2019, Mr. Bayern was part of the team that helped Voss of Norway, a company that bottles and sells drinking water from Norway (“Voss”), make Voss a globally recognized brand. During his tenure at Voss, Mr. Bayern served as Chief Operating Officer from January 2011 to December 2017 and then CEO from December 2017 until November 2018. At Voss, Mr. Bayern helped grow the business from $25 million to $100 million, raised growth capital and executed a partial sale to a strategic buyer. While running global strategy for Cadbury from September 2003 until August 2006, and U.S. strategy for Cadbury’s beverage business from August 2006 to November 2007, which included Dr. Pepper and Snapple brands, he was part of the team that transformed Cadbury into a pure play confectionery leader, which ultimately was acquired by Kraft Foods Inc. and resulted in the formation of the Dr. Pepper Snapple Group in 2008. At Snapple Beverage Group (“Snapple”) from December 1997 to August 2003, Mr. Bayern was part of the executive team responsible for the turnaround of Snapple under the ownership of The Triarc Beverage Group (“Triarc”). Triarc bought Snapple from The Quaker Oats Company for $300 million in 1997 and sold the business to Cadbury Schweppes plc for $1.4 billion in 2000. Prior to joining Snapple, Mr. Bayern spent 12 years in various accounting and management consulting roles, including as a Senior Manager of Management Consulting with Deloitte LLP. Mr. Bayern was a Board observer from April 1, 2025 until he became an independent director on October 10, 2025.

Mr. Bayern brings to the Board significant executive officer experience, including serving as CEO of Curaleaf Holdings, Inc., a publicly traded cannabis consumer products company, as well as CEO of two private companies. He also brings to the Board significant executive experience with non-cannabis consumer products companies.

Committee Memberships
CGCN Committee
	Attendance in Fiscal 2026	Other Public Company Directorships
	Board: 7/7	MM Brands, Inc. (since January 2026)
CGCN: 2/2

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

Board of Directors

The Board is responsible for the stewardship of the Company, supervising the management of our business affairs and acting in the best interests of the Company. The Board has adopted written “Corporate Governance Guidelines” pursuant to which the Board assumes responsibility for the stewardship of the Company. The Corporate Governance Guidelines are available on the Company’s website at www.canopygrowth.com/investors/governance/committees-charters/.

The Company’s Corporate Governance Guidelines state that the primary responsibilities of directors are to exercise their business judgment in good faith and to act in what they reasonably believe is in the best interests of the Company. Directors are required to fulfill their responsibilities consistent with their fiduciary duties, in compliance with all applicable rules and regulations and subject to the provisions of the Company’s certificate of incorporation, as amended and its bylaws. In forming his or her judgment, each director is entitled to rely in good faith on the accuracy of the records of the Company and the information, opinions, reports or statements presented by the Company’s officers, employees, Board committees, outside advisors and auditors. In discharging their obligations, directors are entitled to rely on the honesty and integrity of the Company’s senior executives and its outside advisors and auditors.

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

Meetings

During Fiscal 2026, the Board met sixteen times, the Audit Committee met four times and the CGCN Committee met five times. The Board and committees held a combination of in-person and video conference meetings. The individual attendance summary for each of the directors who served as a director during Fiscal 2026 is set forth above.

Board Member Attendance at Board Meetings and Annual Shareholder Meetings

The Company’s Corporate Governance Guidelines state that all directors are expected to make reasonable best efforts to attend all meetings of the Board, all meetings of the committees of which they are members and the annual meeting of Shareholders, and to maintain a satisfactory Board and committee meeting attendance record of no less than 75% in the aggregate, subject to recusal by the Board or relevant committee. During Fiscal 2026, (i) the current directors attended, in aggregate, over 96% of the total number of Board meetings, over 93% of CGCN Committee meetings, and over 91% of Audit Committee meetings held and on which he or she served during his or her period of service and (ii) each director attended at least 75% of the aggregate of (a) the total number of meetings of the Board held during the period for which the director had served as a director on the Board and (b) the total number of meetings held by all committees of the Board on which the director served during the periods that the director served on such committees. The Company generally encourages, but does not require, directors to attend the Company’s annual meetings of Shareholders. Directors are encouraged to attend Board meetings and meetings of committees of which they are members in person but may also attend such meetings by telephone or video conference. All directors were present at the Company’s 2025 annual general and special meeting of Shareholders, which was held via live audio webcast held on September 26, 2025, adjourned to, and reconvened on October 10, 2025 (the “2025 Annual General Meeting”).

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

Oversight of Risk Management

The Board oversees the management of risks inherent in the operation of our business, with a focus on the most significant risks that we face. The Board performs this role primarily through its Audit Committee and CGCN Committee. Each Board committee addresses the risks specific to the function of that committee. For example, the Board committees address the following risks:

•
The Audit Committee performs the Board’s oversight responsibilities as they relate to our accounting policies, internal controls, and financial reporting practices, and is responsible for, among other things, overseeing the process by which the Company assesses and manages risks, and identifying risks inherent in the Company’s business including cybersecurity risks.
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
•
identifying emerging market trends and opportunities for expansion, diversification and innovation; and
•
such other duties as the Board may specify from time to time.

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

Director Name	Audit Committee	CGCN Committee
M. Shan Atkins	Chair
Theresa Yanofsky	Member	Chair
David Lazzarato	Member	Member
Joseph Bayern		Member

The Audit Committee and the CGCN Committee have adopted detailed charters outlining their responsibilities. Copies of these charters are available on the Company’s website at www.canopygrowth.com/investors/governance/committees-charters/.

Audit Committee

General. The Board has a separately designated standing Audit Committee established in accordance with the Nasdaq Rules. The Audit Committee is currently comprised of three directors: M. Shan Atkins (Chair), David Lazzarato and Theresa Yanofsky, all of whom are considered to be “independent” within the meaning of such term under applicable Nasdaq Rules relating to audit committees and Section 1.4 of NI 52-110. The members of the Audit Committee are appointed by the Board, and each member of the Audit Committee serves at the pleasure of the Board until the member resigns, is removed or ceases to be a member of the Board.

The Board has determined that M. Shan Atkins, the Chair of the Audit Committee, qualifies as an “audit committee financial expert” for purposes of the SEC’s rules and meets the requirements for independence of audit committee members under the Nasdaq Rules. The SEC has indicated that the designation of Ms. Atkins as an audit committee financial expert does not make her an “expert” for any purpose, impose any duties, obligations or liabilities on her that are greater than those imposed on other members of the Audit Committee and the Board who do not carry this designation or affect the duties, obligations or liabilities of any other member of the Audit Committee or the Board.

Purpose. The Audit Committee’s primary purpose is to assist the Board in fulfilling its oversight responsibilities for the financial reporting process, the system of internal control over financial reporting and accounting compliance, the audit process of the financial statements and processes for identifying, evaluating and monitoring the management of the Company’s principal risks impacting financial reporting. The Audit Committee also assists the Board with the oversight of financial strategies and the adequacy and effectiveness of the Company’s overall risk management program including cybersecurity. The Audit Committee Chair also meets regularly with management and with the Company’s internal auditors, including its Chief Financial Officer, and its external auditors,

PKF O’Connor Davies. The Audit Committee Charter (the “Audit Committee Charter”) sets forth, among other things, the role and responsibilities of the Audit Committee’s chair.

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

CGCN Committee

General. The CGCN Committee is currently comprised of three directors of the Company: Theresa Yanofsky (Chair), Joseph Bayern, and David Lazzarato, all of whom are considered to be an “independent director” under applicable Nasdaq Rules relating to compensation committees and nominating committees and meet the definition of “independence” under NI 52-110.

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

Pursuant to the charter of the CGCN Committee (the “CGCN Committee Charter”), the CGCN Committee shall, among other things:

•
annually, review and approve or recommend that the Board approve corporate goals and objectives relevant to CEO compensation, evaluate the CEO’s performance in light of those corporate goals and objectives, and approve or recommend that the Board approve the CEO’s compensation level based on this evaluation;
•
annually review and, as appropriate, approve or recommend that the Board approve each element of compensation including salaries, bonuses, benefits, and perquisites, and including with respect to any equity-based plans, for the CEO and other named executive officers (“NEOs”) identified in Item 11 (Executive Compensation) of this Comprehensive Form 10-K; and
•
annually review, and as appropriate, approve or recommend the results of the most recent stockholder advisory vote on the compensation of NEOs (a “Say on Pay Vote”) when considering executive compensation policies and decisions, the frequency with which the Company will conduct Say on Pay Votes, the inclusion of proposals regarding the Say on Pay Vote and the frequency of the Say on Pay Vote in any Company filing with the SEC in accordance with applicable law and regulation.

The CGCN Committee Charter does not provide for delegation of these duties.

Pursuant to the CGCN Committee Charter, the CGCN Committee has the authority to retain, at Canopy Growth’s expense, a compensation consultant only after taking into consideration the independence factors set out in Rule 5605(d)(3)(D) of the Nasdaq Rules (the “Compensation Committee Advisor Independence Factors”), to the extent applicable. For Fiscal 2026, after considering the Compensation Committee Advisor Independence Factors, the CGCN Committee continued to directly retain Mercer (Canada) Limited (“Mercer”) as its compensation consultant.

For additional information with respect to the role of Mercer in the determination of executive compensation, please see “Compensation Discussion and Analysis,” including the information under the subsection entitled “Annual Oversight of Compensation.”

Responsibilities - Board Nominations. The CGCN Committee is responsible for, among other things: identifying individuals qualified to become members of the Board, consistent with criteria approved by the Board, and to select, or recommend that the Board select, the director nominees for the next annual meeting of shareholders. In carrying out the foregoing duties, the CGCN Committee consistently seeks to achieve a balance of knowledge, experience, diversity and capability on the Board. While the CGCN Committee has not established specific minimum qualifications for director candidates, it considers all pertinent factors that it deems appropriate. As set forth in our Corporate Governance Guidelines, among the qualifications considered in the selection of director candidates, the CGCN Committee will look at the following attributes and criteria of candidates: experience, skills, expertise, diversity, personal and professional integrity, character, business judgment, time availability in light of other commitments, dedication and conflicts of interest. In evaluating and identifying candidates, the CGCN Committee has the authority to retain and terminate any third-party search firm that is used to identify director candidates and has the authority to approve the fees and retention terms of any search firm.

The CGCN Committee will also consider director nominations identified by Shareholders. Nominations by Shareholders must be provided in a timely manner and must include sufficient biographical information so that the CGCN Committee can appropriately assess the proposed nominee’s background and qualifications. For a Shareholder to have his or her candidate considered by the CGCN Committee for inclusion as a director nominee at the Company’s 2026 annual meeting of Shareholders, Shareholder submissions of candidates for nomination to the Board must be submitted in writing to the Corporate Secretary of the Company at Canopy Growth Corporation, 1 Hershey Drive, Smiths Falls, Ontario, K7A 0A8. Potential nominees recommended by a Shareholder in accordance with these procedures will be considered and evaluated in the same manner as other potential nominees.

The CGCN Committee Charter is available on the Company’s website at www.canopygrowth.com/investors/governance/committees-charters/.

Compensation Committee Interlocks and Insider Participation

The following persons served as members of the CGCN Committee during Fiscal 2026: Theresa Yanofsky, Willy Kruh (ceased being a director in September 2025), David Lazzarato and Joseph Bayern. No person who served as a member of the CGCN Committee during Fiscal 2026 served as an officer or employee of the Company prior to or during such person’s tenure on the CGCN Committee, and no such person had any relationships with the Company of the type that is required to be disclosed under Item 404 of Regulation S-K. During Fiscal 2026, none of our executive officers served as a member of the board of directors or compensation committee (or other board committee performing equivalent functions) of another entity.

Diversity, Equity and Inclusion

Over the course of Fiscal 2026, the Company has continued its journey towards creating greater equity in its workplace. We have undertaken the below noted steps to help us achieve our diversity, equity and inclusion (“DEI”) vision to: 1) develop a workforce of talent that reflects the communities and consumers we serve, and 2) create an inclusive environment where individuals feel welcomed, respected and valued based on their unique identities and perspectives.

To achieve these goals, we believe in investing in resources and integrating DEI strategies into our business efforts and priorities versus treating them solely as a standalone objective. As part of our initiatives, we have developed a multi-year strategy focused on the following three areas: 1) systems and accountability; 2) creating a culture of inclusion; and 3) increased education and awareness. As part of this work, several of our key activities are highlighted below:

•
Maintained a U.S. company-wide holiday in recognition of both Martin Luther King Day and Juneteenth.
•
Advanced a recognition day calendar for historically excluded groups with dates including, among others, Lunar New Year, Juneteenth, World Mental Health Day, Diwali, the Indigenous People’s Day, and National Day of Truth and Reconciliation.
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

As of the date of this Comprehensive Form 10-K, the Company has five directors, two of whom are women, representing 40% of Board membership. None of the current directors are from any of the other “designated groups” (as defined in the Employment Equity Act (Ontario)), namely women, members of visible minorities, Indigenous peoples and persons with disabilities (collectively, the “Designated Groups”). Our CEO is part of the LGBTQ+ community. As of March 31, 2026, one of the Company’s named executive officers, as such term is defined by the SEC and Canadian National Instrument 51-102 - Continuous Disclosure Obligations, is a woman, and a visible minority.

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

The Board addresses items raised both through the assessment process and through informal feedback as warranted. In Fiscal 2026, the Board has continued to expand its exposure to members of management, further enhanced its focus on key topics of strategic concern to the Company, and continued to develop its knowledge of the Company’s business functions through various presentations and discussions from internal business groups. The Board conducted a formal assessment of its own effectiveness and that of its committees during Fiscal 2026 which was completed on March 31, 2026. The Board concluded that committee and Board meetings are efficient and effective. The Chair of the CGCN Committee reviewed and completed the Board self-evaluations with the Chair of the Board during Fiscal 2026.

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

Through its onboarding program, new directors are given the opportunity to meet with members of management to review the budget, forecast and strategic plan for the Company, as well as key corporate projects. When circumstances permit, a new director shall participate in a site tour of the Company’s operating facilities and of the retail stores carrying our products and receive an overview of the past year of activities, the competitive landscape and insight into distribution channels.

In order to ensure that directors are knowledgeable in subjects related to the discharge of their duties as well as cannabis industry trends, the Company has addressed continuing education in its Corporate Governance Guidelines, which provide, among other things, that each director is expected to be involved in continuing director education on an ongoing basis to enable him or her to better perform his or her duties and to recognize and deal appropriately with issues that arise in connection therewith. The Board has adopted a Continuing Education Policy, which provides that the CGCN Committee will present the directors, from time to time throughout each fiscal year, with a variety of continuing education opportunities. The CGCN Committee may also invite external legal counsel and other external advisors of the Company to present at Board meetings on topics and trends facing companies in the cannabis industry. In addition, directors have access to the Company’s in-house and external legal counsel in the event of any questions or matters relating to their corporate and director responsibilities and to keep themselves current with changes in legislation. In Fiscal 2026, the Board was offered four education sessions, one of which was presented by external advisors and three were presented by various Company business units. These included a session on key consideration and risk in respect of mergers and acquisition, updates on U.S. cannabis regulatory roadmap and rescheduling, and competitive landscape and legislative changes of the international cannabis landscape, as well as an in-depth review of the innovation pipeline for the Canadian adult-use market. Sessions were held in-person and virtually and were attended by all members of the Board.

These continuing education opportunities are in addition to any presentations by management or other Company employees on the Company’s ongoing operations either at Board meetings or organized separately.

The Board’s Continuing Education Policy is administered by the CGCN Committee and reviewed on an annual basis and revised as necessary.

Board Skills Matrix

The following skills matrix sets out skills and expertise that the Board considers important to fulfill its oversight role, the specific skills and expertise of each director and reflects the current strengths of the Board as a whole.

David Lazzarato	Theresa Yanofsky	Luc Mongeau	Shan Atkins	Joseph Bayern
Canadian Cannabis industry
X	X	X	X	-
Retail and consumer products industries
X	X	X	X	X
Public company board experience
X	X	X	X	-
CPA designation
X	-	-	X	X
Public company executive experience
X	-	X	-	X
Corporate governance
X	X	-	X	X
Executive compensation
X	X	X	X	X
International business
X	X	X	X	X
M&A
X	X	X	X	X
Finance and capital markets
X	-	-	X	X
Legal and regulatory
X	-	X	-	X
HR and labor relations
X	X	X	-	X
Marketing
-	X	X	-	X
Operations
-	X	X	X	X
Information technology
X	X	X	X	X

Director Term Limits

The Board has not adopted director term limits, other than pursuant to the Director Retirement Age Policy, as further described below, or formal mechanisms of Board renewal as it believes that the imposition of such limitations on a Board implicitly discounts the value of experience and continuity amongst the Board members and runs the risk of excluding experienced and potentially valuable Board members as a result of an arbitrary determination. Instead, the CGCN Committee reviews the Board’s composition on a regular basis and has established criteria for its directors based upon the Company’s current and projected needs in accordance with an identified skills matrix. In order to ensure that the interests of directors are fully aligned with those of the Company, directors shall be required to retire from the Board at the age of 75 in accordance with the Company’s Mandatory Director Retirement Age Policy. One year prior to a given director attaining the age of 75, the CGCN Committee will begin the process of identifying a suitable replacement for the retiring director. In exceptional circumstances, the CGCN Committee may recommend to the Board to exempt a director from the application of the Mandatory Director Retirement Age Policy.

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

Succession Plan

In accordance with the Corporate Governance Guidelines, the Company has adopted a succession plan in order to lessen disruption and provide direction in the event of an extended absence or departure of the CEO or another member of executive management. By outlining the strategic direction of the Company, integrating strategies and embedding accountability, the succession plan is designed to ensure a smooth transition across the Company. The succession plan includes specific strategies for addressing either a short-term, long-term, or permanent absence of the CEO or other member of the executive management team. It is the responsibility of the CGCN Committee, in consultation with the executive management team to suggest further mechanisms to minimize the impact of an unforeseen absence or vacancy in key roles and to ultimately make a recommendation to the Board to fill the vacancy. Pursuant to the Corporate Governance Guidelines, the CGCN Committee is required to annually review and report to the Board on succession planning, which must include emergency CEO succession, CEO succession in the ordinary course and succession for other members of the senior management team.

Share Ownership Guidelines

For the purpose of strengthening the alignment of the interests of the Company’s executive officers and non-employee directors with those of the other Shareholders, the Company approved written Share Ownership Guidelines (the “Guidelines”) and reviews the Guidelines annually. In accordance with the Guidelines, executive officers as well as certain other members of senior management are expected to hold share interests valued at the multiples of annual base salary by the end of an initial five-year accumulation period, beginning on the later of (i) the date of approval of the Guidelines; or (ii) the date on which the Guidelines become applicable to a given director or officer following their appointment to such position, and to maintain such an ownership level thereafter. The following details of the Guidelines are applicable to the following officer positions held as of March 31, 2026:

Title	Guidelines
Chief Executive Officer	five times base salary
Chief Financial Officer	three times base salary
Chief Business Development & Corporate Affairs Officer	three times base salary

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

Since August 2019, Ms. Yanofsky has served as a member of the board of directors of Reitmans. On May 19, 2020, Reitmans filed a petition with the Québec Superior Court for the issuance of, and was granted on the same day, an initial order (the “Initial Order”) seeking the protection and the remedies offered by the Companies’ Creditors Arrangement Act, R.S.C. 1985, c. C 36 (the “CCAA”). Since its initial filing, Reitmans obtained extensions of the Initial Order until May 28, 2021. On May 25, 2021, the Québec Superior Court issued an extension of the stay of proceedings pursuant to the CCAA until September 28, 2021. Reitmans elected to reduce the amount of the interim debtor-in-possession financing entered into in connection with the CCAA proceedings from C$60.0 million to C$30.0 million. On January 4, 2022, Reitmans obtained a sanction order from the Québec Superior Court for the Company’s plan of arrangement under the CCAA (the “Plan of Arrangement”). Under the Plan of Arrangement, Reitmans distributed an aggregate amount of C$95 million (the “Reitmans Settlement Amount”) to its creditors in full and final settlement of all claims affected by the Plan of Arrangement, including an initial payment of up to C$20,000 per claim plus, if applicable, a pro rata distribution of the remaining balance of the Reitmans Settlement Amount.

Ms. Atkins was a member of the board of directors of LSC Communications, Inc. from 2016 to 2021. On April 13, 2020, LSC Communications, Inc. and certain affiliated entities each filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. Substantially all of the assets of LSC Communications were acquired by Atlas Holdings, a private company, pursuant to a court-supervised sale process in December 2020.

Joseph Bayern served as Chief Executive Officer of GCC MSO Management, LLC, d/b/a Glorious Cannabis Company (“GCC”), from October 2023 to October 2024. Following Mr. Bayern’s departure, on February 7, 2025, Needham Bank (the

“Plaintiff”) filed a complaint in the Michigan 4th Circuit Court (Jackson County) (the “Court”) seeking the appointment of a receiver with respect to entities related to GCC MSO Management, LLC (collectively, the “Defendants”). On February 14, 2025, the Court appointed a receiver with respect to all of the Defendants.

Except as set forth above, we are not aware of any of our directors or executive officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses), or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

EXECUTIVE OFFICERS

The following sets forth certain information regarding our executive officers:

Name	Age (1)	Position
Luc Mongeau	60	Director and Chief Executive Officer
Thomas Stewart(2)	44	Chief Financial Officer
Christelle Gedeon	45	Chief Business Development & Corporate Affairs Officer

(1) Ages as of June 1, 2026

(2) Mr. Stewart was appointed interim Chief Financial Officer effective July 9, 2025 and was subsequently appointed Chief Financial Officer effective September 17, 2025.

Luc Mongeau. For information regarding Mr. Mongeau, see “Directors” above in this Item 10.

Thomas Stewart serves as Canopy Growth’s CFO as of September 17, 2025. Prior to his appointment as CFO, Mr. Stewart served as Canopy Growth’s interim Chief Financial Officer since July 2025 and had been a member of the Company’s senior finance leadership team since joining the Company in 2019 as Chief Accounting Officer, a position in which Mr. Stewart oversaw a wide range of finance functions, including accounting, transactional services, external reporting, tax, financial planning and analysis, commercial finance, and operations finance. He has played a key role in building Canopy Growth’s finance function and navigating the Company through significant transformation.

Mr. Stewart is a seasoned finance executive with over 20 years of experience in public company environments. Prior to Canopy Growth, he spent a decade at Constellation Brands in increasingly senior finance roles, following the start of his career in the assurance practice of PricewaterhouseCoopers in Rochester, NY.

From 2018 to 2025, Mr. Stewart served on the Board of Directors for Baden Street Settlement House, a non-profit based in Rochester, where he chaired the Compensation Committee and sat on the Finance & Audit Committee. He is also a member of the Dean’s Advisory Board for the State University of New York at Brockport School of Business.

Mr. Stewart holds a bachelor’s degree in accounting from the State University of New York at Geneseo and is a Certified Public Accountant (CPA) in the state of New York.

Christelle Gedeon serves as Canopy Growth’s Chief Business Development & Corporate Affairs Officer. Dr. Gedeon joined the Company in August 2022 and oversees the company’s global M&A, legal, regulatory, government relations, health and safety, communications and Information Technology (“IT”) governance and infrastructure. Dr. Gedeon has been instrumental to the Company’s profitability strategy including leading the development and announcement of Canopy USA, the Company’s novel approach to realizing the opportunity presented by the U.S. THC market in advance of federal permissibility.

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

An accomplished commercial lawyer and strategist with more than a decade of experience, Dr. Gedeon played an instrumental role in the completion of more than 50 mergers, acquisitions, and strategic investments during her tenure. Dr. Gedeon holds a Ph.D. in Clinical Pharmacology and Toxicology from the University of Toronto and a dual law degree (LL.B./B.C.L.) from McGill University. She is dual barred in Ontario and Quebec, a registered trademark agent, and certified by Competent Boards with the GCB.D ESG governance designation, a globally recognized credential for board members, executives, and advisors who want to master governance in the context of sustainability, ESG, and climate risk.

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

The Board has also adopted an Insider Trading Policy as discussed above under “Board of Directors, Committees and Governance—Anti-Hedging & Insider Trading Policy” in this Item 10.

The Board has also continued to maintain and has updated existing policies after completing a thorough review of its corporate governance practices, including adopting an advance notice by-law (as described below) and updating the Anti-Bribery and Anti-Corruption Policy to clarify the definitions and refine the language regarding gifts, entertainment, hospitality and charitable contributions.

On May 26, 2026, the Board approved By-Law No. 2 Advance Notice By-Law (the “Advance Notice By-Law”), which is an amendment to its current bylaws. The Advance Notice By-Law became effective upon its approval by the Board. However, pursuant to Section 103 of the CBCA, the Board must submit the Advance Notice By-Law to the Shareholders at the next meeting of Shareholders (the “Shareholders Meeting”). At the Shareholders Meeting, Shareholders may, by ordinary resolution, confirm, reject or amend the Advance Notice By-Law. If the Advance Notice By-Law is confirmed or confirmed, as amended, by the Shareholders at the Shareholders Meeting, the Advance Notice By-Law will continue in effect in the form in which it was confirmed. If the Advance Notice By-Law is rejected by Shareholders at the Shareholders Meeting, the Advance Notice By-Law will cease to be effective from the date of such rejection, and no subsequent resolution of the Board to make, amend or repeal a by-law of the Company having substantially the same purpose or effect may be effective until it is confirmed by the Shareholders. The Company expects to submit the Advance Notice By-Law to Shareholders at its next annual general meeting of Shareholders, which is expected to take place in September 2026.

The Advance Notice By-Law establishes a formal framework governing how Shareholders may nominate directors for election at annual or special meetings of Shareholders. Its purpose is to ensure an orderly, transparent nomination process by setting clear deadlines and detailed disclosure requirements. Subject to the CBCA, applicable securities laws and the articles of the Company, only individuals nominated in accordance with the Advance Notice By-Law are eligible for election at a meeting of Shareholders. Pursuant to the Advance Notice By-Law, nominations may be made (i) by the Board, (ii) by or at the direction or request of one or more Shareholders pursuant to a proposal made in accordance with the provisions of the CBCA, or a requisition of a Shareholders’ meeting by one or more of the Shareholders made in accordance with the provisions of the CBCA, or (iii) by a Nominating Shareholder (as such term is defined in the Advance Notice By-Law) who meets ownership and procedural requirements contained in the Advance Notice By-Law.

To nominate a nominee for director, a Nominating Shareholder must, among other things, deliver a written notice containing specified information, as prescribed in the Advance Notice By-Law, to the Secretary of the Company as follows:

•
in the case of an annual meeting of Shareholders, subject to limited exceptions, no later than the 90th day before the first anniversary of the previous year’s annual meeting of Shareholders; provided, however, if the date of the annual meeting of Shareholders is advanced more than 30 days prior to or delayed by more than 30 days after the anniversary of the preceding year’s annual meeting of Shareholders, notice by the Shareholder to be timely must be so received not later than the close of business on the later of the 90th day prior to such annual meeting of Shareholders or, if later than the 90th day prior to such annual meeting of Shareholders, the 10th day following the day on which public announcement of the date of such meeting of Shareholders is first made; and
•
in the case of a special meeting of Shareholders called to elect directors, no later than the later of the 90th day prior to such special meeting of Shareholders or the 10th day after the public announcement of the date of such special meeting of Shareholders.

Under the Advance Notice By-Law, adjournments or postponements of an annual or special meeting of Shareholders do not restart or extend the notice period referred to above.

A valid notice must include extensive information about both the proposed nominee and the Nominating Shareholder, including, among other things, all the information that would be required to be disclosed in a dissident’s proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors pursuant to the CBCA, the U.S. Securities Exchange Act of 1934, as amended, or any applicable securities laws.

Shareholders must update their notice after the record date for the applicable meeting of Shareholders and again shortly before the meeting of Shareholders to ensure all information remains accurate. The Board retains discretion to waive any requirement of the Advance Notice By-Law.

The foregoing description of the Advance Notice By-Law is qualified in its entirety by reference to the Advance Notice By-Law, which is filed as Exhibit 3.5 to this Comprehensive Form 10-K and incorporated herein by reference.

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Throughout this Compensation Discussion and Analysis (“CD&A”), we describe our executive compensation philosophy, program, and the compensation decisions made in Fiscal 2026 for our named executive officers (“NEOs”), as defined under applicable SEC rules and Canadian National Instrument 51-102 – Continuous Disclosure Obligations. This disclosure should be read in conjunction with the Summary Compensation Table and the related executive compensation disclosures included in this Comprehensive Form 10-K.

Our executive compensation program is designed to align pay outcomes with Company performance, reinforce accountability, and support the attraction and retention of experienced leadership.

For Fiscal 2026, the Company’s NEOs consist of the following individuals:

Name	Title
Luc Mongeau	Chief Executive Officer
Thomas Stewart(1)	Chief Financial Officer
Christelle Gedeon	Chief Business Development & Corporate Affairs Officer
Judy Hong(2)	Former Chief Financial Officer

(1) Mr. Stewart was appointed interim CFO effective July 9, 2025 and was subsequently appointed CFO effective September 17, 2025.

(2) Ms. Hong served as CFO until July 9, 2025.

Fiscal 2026 Performance Highlights

Fiscal 2026 represented a pivotal year for Canopy Growth, marked by a reset of the Company’s cost base and structure, the strengthening of its balance sheet, and an acquisition which is expected to expand the Company’s market presence and address the demand for additional high quality flower.

Highlights for Fiscal 2026 include:

Strategic Recapitalization and Strengthened Financial Performance

•
The Company recapitalized its balance sheet with a new US$150 million term loan and extended the maturity dates of all outstanding indebtedness to January 2031 at the earliest. The Company raised $374 million of equity in Fiscal 2026 and ended the year with net cash of $131 million, compared to net debt of $173 million at the end of Fiscal 2025. The strengthened financial position increases strategic flexibility while reducing risk and uncertainty.
•
The Company returned to growth in Fiscal 2026, reporting a net revenue increase of 6% for the year led by strong performance in the Canadian medical and adult-use businesses.
•
Cost reduction efforts enabled the Company to capture over $29 million in annualized savings since March 1, 2025, exceeding its original $20 million target announced in the fourth quarter of Fiscal 2025.

Acquisition of MTL Established Canopy Growth as Canada’s Leading Medical Cannabis Business

•
The Company completed the acquisition of MTL Cannabis Corp. (“MTL”), in March 2026 in a transaction valued at approximately $125 million on a fully-diluted equity basis and approximately $179 million on an enterprise value basis.
•
The acquisition established the combined company as the leading medical cannabis provider in Canada by revenue, combining MTL’s patient network, Canada House clinics, and Abba Medix online medical channel with the Company’s existing Spectrum Therapeutics platform.
•
The transaction added two Québec cultivation facilities to the Company’s footprint, expanding its operational, brand, and product presence in Québec, Canada's second-largest cannabis market. MTL is known for its cultivation expertise and high quality flower, and the additional production capacity is expected to support the Company’s growth strategy both in Canada and internationally.
•
The Company expects the transaction to realize approximately $10 million in annualized run-rate cost synergies within 18 months, driven primarily by anticipated operating efficiencies and corporate integration.

Growth in Global Medical Cannabis

•
Canada medical cannabis net revenue increased 16% in Fiscal 2026, driven by the addition of new patients.
•
The Company launched Spectrum Reserve, a new premium medical cannabis brand featuring flower selected for size, potency, and terpene levels through rigorous in-house standards during cultivation and post-harvest processing.
•
In Australia, the Company introduced its Canadian-grown 7ACRES brand, expanding its medical cannabis offering with two high-THC sativa strains, Ultra Jack and Jack Frost. The Company further expanded its Spectrum Therapeutics portfolio in Australia with new softgel capsules in CBD, THC, and balanced formats.
•
During Fiscal 2026, the Company took action to strengthen supply chain execution in its European medical cannabis business in response to supply constraints that affected international markets cannabis revenue. The acquisition of MTL is expected to further bolster high-quality flower supply to support continued growth in the European medical cannabis market.

Canadian Adult-Use Growth

•
Canadian adult-use cannabis net revenue increased 21% in Fiscal 2026, successfully returning to growth after a decline in the previous year.
•
Growth was driven by a series of product innovations targeting Canada’s fastest-growing adult-use categories, including vapes, high-THC flower, pre-rolls, and edibles, anchored by the Company’s flagship Tweed and 7ACRES brands and supplemented by Claybourne and the re-entry of Deep Space into the edibles category. In March 2026, the Company introduced DeeLish, a new cannabis brand featuring 27%–33% THC flower and 26%–32% THC pre-rolls across rotating genetics.

Continued Leadership in Vaporization via Storz & Bickel

•
Storz & Bickel launched the new VEAZY™ vaporizer, expanding the brand’s portable vaporizer portfolio while reinforcing its strategy around affordability and portability.
•
Storz & Bickel announced an executive transition in March 2026, with David Männer appointed Managing Director, succeeding co-founder Jürgen Bickel following 25 years of leadership. The leadership team began implementing a new strategy designed to accelerate product development and strengthen sales and market execution while maintaining cost discipline.

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

Annual Oversight of Compensation

Role of the CGCN Committee

The CGCN Committee is responsible for overseeing executive compensation, including the annual review and approval of NEO compensation. For CEO compensation, the CGCN Committee works with its independent compensation advisor, Mercer, and is supported by the Company’s Senior Vice President of Human Resources (the “SVP HR”), to develop and approve compensation decisions. For all other NEOs and senior officers, the CGCN Committee reviews and approves recommendations provided by the CEO and SVP HR. The CGCN Committee also reviews various aspects of the Company’s compensation programs and makes determinations on changes to incentive plan design, as appropriate. The process and timeline of the CGCN Committee’s annual activities are noted below.

Fiscal 2026 Policies & Practices Related to the Grant of Certain Equity Awards

At its regularly scheduled annual meeting, the CGCN Committee approved equity awards for each individual executive officer, in alignment with their respective employment agreements. In accordance with our Omnibus Incentive Plan, these annual equity awards are issued upon the exit of our fourth quarter financial blackout period, which occurs two trading days after the annual earnings call. The valuations of these awards are calculated based upon the fair market value definition as prescribed in our Omnibus Incentive Plan. The CGCN Committee does not grant equity awards in anticipation of the release of material nonpublic information (“MNPI”), and the Company does not time the release of MNPI based upon grant dates of equity. In the event MNPI becomes known to the CGCN Committee before granting an equity award, the CGCN Committee will consider such information and use its business judgment to determine whether to delay the grant of equity to avoid any appearance of impropriety.

Role of the Compensation Consultant

The CGCN Committee continued their engagement of Mercer, to provide independent advice on executive compensation, including the alignment of Canopy Growth’s compensation policies and practices with its executive compensation philosophy and related governance matters. The nature and scope of services provided by Mercer to the CGCN Committee during Fiscal 2026 included the review, support, and advice on:

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

Any other services, not related to executive or director compensation, and recommendations provided by Mercer or its affiliates to the Company require approval from the Chair of the CGCN Committee. The CGCN Committee has considered the independence of Mercer and has not identified any conflicts of interest regarding their services or employees.

Role of CEO and SVP HR

The CEO and SVP HR support the CGCN Committee in fulfilling its executive compensation oversight responsibilities. The CEO and SVP HR provide recommendations to the CGCN Committee on compensation decisions for all NEOs and senior executive officers, other than the CEO. The SVP HR also provides information, analysis, and guidance to the CGCN Committee and responds to questions to assist in the CGCN Committee’s evaluation of compensation programs and decisions.

Components of Compensation & Key Decisions for Fiscal Year 2026

Summary of Compensation Elements

The Company’s compensation program is designed to support its pay-for-performance philosophy and applies to all employees. The mix of compensation components varies by role and level within the organization and includes the following key elements:

	Pay Element		Description & Objective
Fixed	Annual	Base Salary	• Fixed component of executive pay, used to determine other elements of compensation and benefits • Provides predictable compensation for day-to-day services
Performance-Based	Annual	Short-Term Incentives
•
Annual cash bonus awarded based on the achievement of defined pre-established financial and corporate objectives
•
Varies based on actual performance against pre-established financial and corporate objectives

	Long-Term	Stock Options
•
Provided annually and intended to align recipient with shareholder value creation, as well as to drive retention of key employees
•
No value to recipient unless shareholder value created from time of grant
•
Aligns executive interests directly with shareholder value creation

Share-based Awards
•
Provided annually to align recipient with shareholder value creation, incentivize achievement of defined long-term objectives, and to drive retention of key employees
•
Restricted Share Units (“RSUs”) vest equally over three years from the date of grant based on continued service
•
Performance Share Units (“PSUs”) were not granted to NEOs in Fiscal 2026 as part of the Company’s long-term incentive program

	Pay Element		Description & Objective
Other	Annual	Benefits
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
•
Annual product allowance
•
The CEO is entitled to a car allowance pursuant to the terms of their employment agreement

A significant portion of our NEOs’ compensation is variable and directly linked to Company performance. Short-term incentives are tied to the achievement of annual financial and corporate objectives, while long-term incentives are aligned with shareholder value creation and retention through equity-based compensation. This structure reinforces our pay-for-performance philosophy and aligns executive compensation with both short-term results and long-term value creation.

The following chart illustrates our CEO’s Fiscal 2026 target total direct compensation (“TDC”) mix.

Base Salary

Base salary forms the foundation for attracting and retaining top talent while ensuring competitiveness with the market. Base salaries are determined based on market rates for similar positions and each executive’s expected contribution and past performance.

For all NEOs other than the CEO, the CEO and the SVP HR develop salary recommendations based on: (i) approved benchmarking provided by the Company’s independent compensation consultant (Mercer) and (ii) market survey data. CEO base salary decisions are developed by the CGCN Committee with input from Mercer and the SVP HR, and are informed by the approved benchmarking data. All senior executive base salaries, including the salary of the CEO, are reviewed and approved by the CGCN Committee.

Mr. Stewart’s base salary increased during Fiscal 2026 in connection with his appointment as Chief Financial Officer, reflecting the expanded scope and responsibilities of the role and aligning his compensation with the Company’s executive compensation framework.

For Fiscal 2026, the CGCN Committee approved a 2.5% base salary increase for Dr. Gedeon in connection with the Company’s annual merit cycle. The CGCN Committee did not approve base salary increases for the remaining NEOs, other than Mr. Stewart’s increase in connection with his appointment as CFO, reflecting the Company’s continued focus on cost discipline and alignment with financial performance.

The following table illustrates base salary details for our NEOs throughout Fiscal 2026:

Individual	Local Currency	Fiscal 2025 Annual Base Salary	Fiscal 2026 Annual Base Salary(1)	% Change
Luc Mongeau	C$	C$975,000	C$975,000	-
Thomas Stewart(2)	US$	-	US$375,000	-
Christelle Gedeon	C$	C$535,000	C$548,375	2.5%
Judy Hong(3)	US$	US$415,000	US$415,000	-

(1) NEO’s represented in the local currency in which they are paid

(2) Mr. Stewart’s base salary increased during Fiscal 2026 in connection with his appointment as CFO, reflecting the expanded scope and responsibilities of the role. Pursuant to the Stewart Agreement (as defined below), Mr. Stewart is also eligible for a 5% base salary increase in Fiscal 2027.

(3) Reflects Ms. Hong’s Fiscal 2026 annual base salary in the role of CFO. Ms. Hong’s service ended as of July 9, 2025. For actual amounts paid to Ms. Hong prior to the termination of her service, please see “Executive Compensation—Summary Compensation Table” in this Item 11.

Short-Term Incentives

All NEOs who were employed by the Company at the end of Fiscal 2026 participated in the Company’s short-term incentive plan (the “STIP”), which provides an annual cash incentive based on performance relative to pre-established financial and corporate objectives. The STIP is a leveraged bonus design, where executives may earn between 0% and 200% of the target bonus opportunity (“target”), which is defined as a percentage of base salary for each executive.

Plan Design

For our NEOs, the STIP is linked to a combination of corporate and financial objectives and is structured as follows:

Base Salary ($)	X	STIP Target (% of salary)	X	Performance Score (0 - 200%)	=	STIP Payout ($)

Fiscal 2026 Target Award Levels

Under the STIP, and pursuant to their respective employment agreements, each NEO has a target award expressed as a percentage of base salary. Payouts are based on the achievement of overall Company performance relative to pre-established financial and corporate objectives. NEOs may receive no payout for performance at or below threshold level, and a maximum payout of 200% of target for performance at or above maximum objectives.

The threshold, target, and maximum awards for our NEOs are as follows:

Individual	Below Threshold (% of salary)	Target (% of salary)	Maximum (% of salary)
Luc Mongeau | CEO	0%	100%	200%
Thomas Stewart | CFO	0%	75%	150%
Christelle Gedeon | CBCO	0%	75%	150%

Fiscal 2026 STIP Performance Criteria & Results

Per the Company’s STIP, the performance of the Company’s executive leadership team, including the NEOs, was assessed based on predetermined financial and corporate objectives that were established and approved by the CGCN Committee at the beginning of the fiscal year. For Fiscal 2026, all NEOs were evaluated against corporate and financial objectives, which were recommended and approved by the CGCN Committee. These objectives were weighted as outlined in the table below.

For Fiscal 2026, the calculated STIP performance result was 110.4% of target based on achievement against the pre-established financial and corporate objectives approved by the CGCN Committee. The CGCN Committee certified the results and approved STIP payouts based on the formulaic application of the approved plan design. No discretion was exercised to increase or decrease the calculated payout, and the same performance factor applied to all NEOs eligible for a Fiscal 2026 STIP payout.

Financial performance for the year was impacted by continued industry headwinds and market volatility, resulting in performance below target for certain financial metrics. Despite these challenges, the Company delivered strong execution against its corporate objectives.

The corporate objectives, as established and certified by the CGCN Committee, focused on internal cost savings, international growth, and inventory management, and were achieved at a high level. These priorities were designed to support long-term sustainability, strengthen operational performance, and align execution with the Company’s strategic plan.

The CGCN Committee determined that the approved STIP payout appropriately reflects overall Company performance, recognizing both financial outcomes and the successful execution of key corporate priorities, while maintaining alignment with the Company’s pay-for-performance philosophy.

Fiscal 2026	Canopy Growth Adjusted EBITDA(1)	Canopy Growth Revenue	Other Corporate Objectives	Total
Objective Weighting	30%	25%	45%	100%
Achievement Against Applicable Metrics	24.2%	61.5%	195.1%	-
Weight X Achievement	7.2%	15.4%	87.8%	110.4%

(1) Adjusted EBITDA is calculated as the reported net income (loss), adjusted to exclude income tax recovery (expense); other income (expense), net; loss on equity method investments; share-based compensation expense; depreciation and amortization expense; asset impairment and restructuring costs; acquisition related restructuring and other inventory write-downs; and charges related to the flow-through of inventory step-up on business combinations, and further adjusted to remove acquisition, divestiture, and other costs. Adjusted EBITDA is a non-GAAP measure used by management that is not defined by U.S. GAAP and may not be comparable to similar measures presented by other companies.

Fiscal 2026 STIP Payouts

For Fiscal 2026, the CGCN Committee approved the following cash bonuses to the NEOs based on actual performance relative to the pre-established STIP objectives:

Individual	Target (% of salary)	Payout Factor (% of target)	Bonus Payout (USD)(1)
Luc Mongeau | CEO	100%	110.4%	$772,013
Thomas Stewart | CFO	75%	110.4%	$264,966(2)
Christelle Gedeon | CBCO	75%	110.4%	$323,893

(1) Fiscal 2026 STIP payments can be converted to C$ using the average exchange rate of C$1.00 = US$0.7174, as set forth above under “Executive Compensation — Currency Conversion” in this Item 11. These payments are expected to be made by July 10, 2026.

(2) Mr. Stewart’s Fiscal 2026 annual bonus has been prorated to reflect accrual commensurate with his appointment as CFO during the fiscal year.

Long-Term Incentives

Summary of Principal Terms of Long-Term Incentive Plan (“LTIP”) Instruments

The table below summarizes the principal terms of our stock options (“Options”) and RSUs for Fiscal 2026.

	RSUs	Options
Purpose	• RSUs represent compensation to incentivize executives to achieve long-term objectives of the Company, to retain executives, as well as to align executives’ interests with those of Shareholders
•
Options represent compensation that is intended to align executives’ interests with those of Shareholders by providing executives with the opportunity to become Shareholders
•
These are considered entirely “at risk” because the value of Options rises (and may fall) in conjunction with the market price of Canopy Shares where the change in Canopy Share prices is deemed an indirect measure of overall performance by the Company and the execution on key performance metrics by the Company’s employees and executives

Form of Award	• RSUs represent notional shares that track the value of the Canopy Shares as of the vesting date, based on the TSX in prior years and, beginning in Fiscal 2025, based on the Nasdaq
•
A holder of vested Options may acquire Canopy Shares at the exercise price established on the date of grant, which is equal to the closing price of the Canopy Shares on the applicable stock exchange on which the Canopy Shares traded as of the date of grant
•
Beginning in Fiscal 2025, newly granted Options are priced and tracked based on the closing price of the Canopy Shares on the Nasdaq

Vesting	• Historically, RSUs generally vested on the first, second, and third anniversaries of the grant date,	• Options vest on the first, second, and third anniversaries of the date of the grant, with one

	RSUs	Options

with one-third of the granted RSUs vesting on each date.
•
Beginning in Fiscal 2025, the Company transitioned to a standardized vesting approach for annual equity grants, with RSUs vesting in equal one-third installments on June 15th of the first, second, and third year following the grant date third of the number of granted Options vesting on each date
Settlement	• RSUs will, at the CGCN Committee’s discretion, be settled in Canopy Shares purchased from the open market, or in Canopy Shares issued from treasury
•
The value of a vested Option is the difference between its exercise price and the closing price of the Canopy Shares on the applicable stock exchange on which the Canopy Shares are traded on the date prior to exercise
•
Beginning in Fiscal 2025, newly granted Options are priced and tracked based on the value of the Canopy Shares as listed on the NASDAQ. All Options are settled in Canopy Shares issued from treasury

Fiscal 2023 PSU Awards

PSUs were last granted in Fiscal 2023 and were subject to multi-year performance conditions. These awards were fully certified by the CGCN Committee based on Fiscal 2025 performance, and the resulting Canopy Shares were released to participants in Fiscal 2026.

Fiscal 2026 | Long-Term Incentive Award Grant Issuance

All NEOs who were employed by the Company at the start of Fiscal 2026 participated in the Company’s long-term incentive program. For Fiscal 2026, the Company’s long-term incentive program consisted exclusively of RSUs and Options. The Company’s LTIP is designed to align executive compensation with long-term shareholder value creation and to support the retention of key talent through equity-based awards.

Annual LTIP awards are typically granted following the end of the Company’s fiscal year, upon the exit of the Company’s financial blackout period.

In connection with his appointment as CFO, Mr. Stewart received an additional equity award outside of the Company’s annual grant cycle. This award was provided to align his compensation with the scope and responsibilities of the CFO role and is consistent with the Company’s approach to executive transitions.

The following table shows the LTIP awards granted to our NEOs for Fiscal 2026:

Individual	Grant Date	Options (#)	Share-Based Awards (#)
Luc Mongeau | CEO	06/03/2025	912,733	727,212
Thomas Stewart | CFO(1)	06/03/2025	46,355	55,400
	09/17/2025	222,280	178,462
Christelle Gedeon | CBCO	06/03/2025	333,889	266,023
Judy Hong | Former CFO(2)	06/03/2025	532,771	424,481

(1) Mr. Stewart’s awards reflect (i) his participation in the Company’s annual grant cycle while serving as Vice President, Finance, and (ii) an additional grant awarded in connection with his appointment as CFO on September 17, 2025. The additional award was provided to align his compensation with the scope and responsibilities of the CFO role.

(2) Ms. Hong served as CFO for a portion of Fiscal 2026 until her service end date of June 9, 2025. Her LTIP award reflects participation in the Company’s annual grant cycle prior to her departure from the Company. In connection with the termination of her employment during Fiscal 2026, any unvested equity awards held by Ms. Hong were forfeited or cancelled in accordance with the terms of the applicable award agreements.

Each of the Options granted has a six-year term, subject to earlier termination upon the occurrence of certain events related to termination of employment, as specified in the form of option agreement pursuant to which the Options were granted (the “Option Grant Agreement”). One-third of the Options become exercisable on each of the first, second and third anniversaries of the grant date, subject to the terms of the Option Grant Agreement. The exercise price of each Option granted on June 3, 2025 was US$1.47 per Share, and the exercise price of the Options granted to Mr. Stewart on September 17, 2025 was US$1.40 per Share.

RSUs granted on June 3, 2025 vest in equal one-third installments on June 15, 2026, 2027 and 2028, subject to continued service. The RSUs granted to Mr. Stewart on September 17, 2025 vest in equal one-third installments on each of the first, second and third anniversaries of the grant date, subject to continued service.

Fiscal 2027 | Long-Term Incentive Award Plan Design

For Fiscal 2027, the CCGN Committee approved maintaining the same annual grant percentages for NEOs (salary X accrual percentage).

However, as part of the CFO transition, the LTIP target for the CFO role has been adjusted from 300% to 200% of salary, with an equal split between Stock Options (50%) and RSUs (50%), reflecting a more balanced approach to long-term incentives.

Individual	Total LTI Accrual (% of salary)	RSU (% of salary)	Stock Option (% of salary)
Luc Mongeau | CEO	300%	150%	150%
Thomas Stewart | CFO	200%	100%	100%
Christelle Gedeon | CBCO	200%	100%	100%

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

The peers selected for benchmarking executive compensation in Fiscal 2026 are:

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

Executive Compensation Risk Management

The CGCN Committee considers and assesses, as necessary, the implications of risks associated with the Company’s compensation policies and practices and devotes such time and resources as it believes are appropriate given the Company’s current stage of development. The Company’s practice during Fiscal 2026 of compensating its senior executives through a mix of base salary, short-term incentives and long-term incentives, provided under the Omnibus Incentive Plan, is designed to mitigate risk by: (i) ensuring that the Company retains such executives; and (ii) aligning the interests of its executives with the short-term and long-term objectives of the Company and its Shareholders. The CGCN Committee monitors the Company’s compensation practices and policies at least annually and more often as may be required to deal with issues that arise between annual reviews. During Fiscal 2026, the CGCN Committee did not identify any significant risks arising from the Company’s compensation policies and practices that the CGCN Committee believed were reasonably likely to have a material adverse effect on the Company.

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
•
Maintain a clawback policy, outlined in the Omnibus Incentive Plan, whereby the Board may require the reimbursement, reduction or cancellation of an award for (i) failing to comply with any obligation to the Company; (ii) termination for cause; (iii) conduct that causes material financial or reputational harm to the Company or its affiliates; (iv) willful misconduct, gross negligence or fraud; or (v) restatement of its financial statements resulting in negative impacts to the Company’s financial results. In addition, the Board adopted a standalone clawback policy to comply with Section 10D of the Exchange Act and the rules of Nasdaq (as amended, the “Clawback Policy”), which provides for the recoupment of certain executive compensation in the event of an accounting restatement resulting from material noncompliance with financial reporting requirements under U.S. federal securities laws. In Fiscal 2025, an updated version of the Clawback Policy was adopted by the Board that included a transition period in the event the Company changes its fiscal year and clarified language regarding the method of recouping incentive-based compensation and other recoupment rights, including providing discretion to the Board on enforcement of the policy.

Recovery Analysis under Clawback Policy

As described in Note 2 to the audited consolidated financial statements included in Part II, Item 8 of this Comprehensive Form 10-K, in connection with the preparation of our consolidated financial statements for the fiscal year ended March 31, 2026, on May 15, 2026, the Audit Committee was made aware of and, after discussion with senior management of the Company, concluded that the (i) audited consolidated financial statements for the fiscal year ended March 31, 2025, originally included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 (the “2025 10-K”), (ii) audited consolidated financial statements for the fiscal year ended March 31, 2024, originally included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (the

“2024 10-K”), and (iii) unaudited consolidated financial statements for the quarterly periods ended September 30, 2023, December 31, 2023, June 30, 2024, September 30, 2024, December 31, 2024, June 30, 2025, September 30, 2025 and December 31, 2025, originally included in the our Quarterly Reports on Form 10-Q for such quarterly periods (collectively, the “Form 10-Qs” and together with the 2025 10-K and the 2024 10-K, the “Prior Financial Statements”) should no longer be relied upon because of non-cash technical errors in the Company’s accounting relating to certain share-settled warrants of the Company with exercise prices denominated in U.S. dollars, first issued during the fiscal year ended March 31, 2024. Accordingly, the Prior Financial Statements have been restated in this Comprehensive Form 10-K (the “Restatement”). In accordance with our Clawback Policy, the Board completed an analysis to determine whether, as a result of the Restatement, it had to require prompt repayment or forfeiture of any erroneously awarded Incentive-Based Compensation (as such term is defined in the Clawback Policy) received by any Covered Executive (as such term is defined in the Clawback Policy) during Fiscal 2024, Fiscal 2025 or Fiscal 2026. For each of Fiscal 2024, Fiscal 2025 and Fiscal 2026, the performance measures used to determine Incentive-Based Compensation were Adjusted EBITDA and revenue, neither of which were impacted by the Restatement. Accordingly, the Board determined that no erroneously awarded Incentive-Based Compensation was awarded.

Results of Fiscal 2025 Say-On-Pay Vote

Canopy Growth’s compensation program for its executive management team is designed to drive Shareholder value and to effectively attract and retain talent. Each year, we conduct a Shareholder advisory vote to approve the compensation of our NEOs as disclosed in our proxy statement for our annual meeting of shareholders (a “say-on-pay” vote). At our 2025 Annual General Meeting, our Shareholders approved our NEO compensation at that time, with approximately 82.1% of the votes cast voting in favor of approval. Given these results, the CGCN Committee has decided to retain our overall approach to executive compensation while continuing to evaluate our practices frequently, including in response to future say-on-pay votes. The CGCN Committee continues to monitor further stakeholder feedback, Company performance, and market developments for potential further improvements to the Company’s compensation structure for executive officers. The Company expects to have its next “say-on-pay” vote at its 2026 annual meeting of shareholders (the “2026 Annual Meeting”).

Performance Graph

The following performance graph illustrates the Company’s cumulative Shareholder return assuming reinvestment of dividends, by comparing a C$100 investment in the Canopy Shares beginning March 31, 2021 to the return on the S&P/TSX Composite Index, which is the headline index for the Canadian equity market, and the Global X Marijuana Life Sciences Index ETF (Ticker: HMMJ).

	March 31, 2021	March 31, 2022	March 31, 2023	March 31, 2024	March 31, 2025	March 31, 2026
Canopy Growth Corporation	C$100.00	C$23.49	C$5.87	C$2.89	C$0.33	C$0.33
S&P/TSX Composite Index	C$100.00	C$117.06	C$107.48	C$118.54	C$133.24	C$175.22

Global X Marijuana Life Sciences Index ETF	C$100.00	C$47.48	C$23.06	C$25.07	C$17.37	C$18.26

Since March 31, 2021, the Canopy Share price performance declined because of considerable volatility in the cannabis sector resulting from a multitude of factors, including, among others, (i) underperformance of the Canadian cannabis sector, resulting in significant price compression in the adult-use space, (ii) restructuring of our operations in order to improve long-term performance, (iii) continued capital requirements through the issuance of additional common shares, and (iv) the multiple attempts in the U.S. to reschedule cannabis from a Schedule I substance to a Schedule III substance under the Controlled Substances Act (21 U.S.C. § 811). In addition, relative stock underperformance was impacted by strength in the S&P/TSX resulting in higher commodity prices.

We believe the appropriate benchmark to assess our share price performance is against the Global X Marijuana Life Sciences Index ETF as this ETF contains a basket of our peer competitors. The S&P/TSX Composite Index is a broad-based exchange that contains companies in non-cannabis sectors and as such would have fewer comparative factors to a company in the cannabis industry.

While our Canopy Share price has been volatile due in part to the evolving state of the cannabis industry, our executive compensation remains competitive as we aim to attract and retain an experienced executive team whose compensation is tied to a variety of metrics including long-term profit improvement and Canopy Share price appreciation. Executive compensation for Fiscal 2026 remains aligned with financial performance and the Shareholder experience to the end of Fiscal 2026, evidenced by a significant decrease in realizable equity compensation held by executives. For further discussion on this point, please refer above to “PSU Metric Details and Certification Results”.

COMPENSATION COMMITTEE REPORT

The members of the CGCN Committee have reviewed and discussed the contents of the CD&A with management. Based on such review and discussion with management, and subject to the limitations on the role and responsibility of the CGCN Committee, the CGCN Committee recommended to the Board that the CD&A be included in the Company’s Comprehensive Form 10-K and in the proxy statement issued in connection with the 2026 Annual Meeting.

Respectfully submitted by the members of the CGCN Committee

Theresa Yanofsky (Chair)

David Lazzarato

Joseph Bayern

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

•
Fiscal 2026 of C$1.00 to US$0.7174 for the 12-month period ended March 31, 2026;
•
Fiscal 2025 of C$1.00 to US$0.6951 for the 12-month period ended March 31, 2025; and
•
Fiscal 2024 of C$1.00 to US$0.7386 for the 12-month period ended March 31, 2024.

Summary Compensation Table

The following table sets forth the compensation for Fiscal 2024, Fiscal 2025 and Fiscal 2026 awarded to, earned by, or paid to the NEOs.

Name and Principal Position	Fiscal Year	Salary	Bonus(2)	Stock awards(1)	Option awards(1)	Non-equity incentive plan compensation	All other compensation(3)	Total
Luc Mongeau, CEO	2026	699,465	-	1,069,002	1,050,476	772,013	24,843	3,615,799
	2025	130,331	-	121,500	422,489	122,460	172,145	968,925
	2024	-	-	-	-	-	-	-
Thomas Stewart, CFO(4)	2026	357,731	-	331,285	299,875	264,966	12,467	1,266,324
	2025	-	-	-	-	-	-	-
	2024	-	-	-	-	-	-	-
Christelle Gedeon, CBCO	2026	390,822	167,922	391,054	384,277	323,893	689	1,658,657
	2025	371,880	-	388,737	364,767	216,411	693	1,342,488
	2024	383,454	-	375,977	479,289	454,884	-	1,693,604
Judy Hong, Former CFO(5)	2026	140,462	150,000	623,987	613,173	-	1,189,694	2,717,316
	2025	415,001	-	622,501	584,124	241,505	9,618	1,872,749
	2024	410,960	-	622,499	772,886	486,685	10,033	2,303,063

Notes:

(1)
The amounts in this column represent the aggregate grant date fair value of the relevant award(s) presented, as determined in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation”. See Note 21 to the consolidated financial statements included in this Comprehensive Form 10-K, regarding assumptions underlying valuation of equity awards.
(2)
Dr. Gedeon and Ms. Hong each received a one-time cash retention bonus pursuant to retention agreements entered into on August 19, 2024. The retention bonuses were awarded to support their continued service during a period of organizational transition and strategic execution and were earned upon continued employment with the Company through October 1, 2025. The amount reported for Dr. Gedeon includes vacation pay equal to 10% of the cash retention bonus, calculated in accordance with her employment terms and applicable Canadian employment standards. In connection with the termination of Ms. Hong’s employment during Fiscal 2026, the retention bonus was paid in accordance with the terms of her retention agreement. The awards were not subject to performance-based vesting conditions.
(3)
Represents the following for the respective NEOs: For Mr. Mongeau, this includes C$22,500 (US$16,142) in car allowance, C$10,875 (US$7,802) in employer contributions under the Company’s defined contribution retirement plan, C$960 (US$689) in cell phone allowance, and C$294 (US$211) in product allowance. For Mr. Stewart, includes US$11,453 in 401(k) employer match, US$665 in cell phone allowance, and US$349 in product allowance. For Dr. Gedeon, this includes C$997 (US$689) in cell phone allowance. For Ms. Hong, this includes US$1,168,643 in severance payments, representing 18 months of base salary and an amount based on the average actual short-term incentive payments received during the prior two years, US$15,523 in accrued vacation pay, US$5,131 in 401(k) employer match, US$325 in cell phone allowance, and US$72 in product allowance.
(4)
Mr. Stewart was appointed CFO on September 17, 2025. The amounts reported in the Salary column include compensation earned during Fiscal 2026, including a temporary stipend paid in connection with his service as interim CFO prior to his appointment. In addition, Mr. Stewart received an equity award in connection with his appointment as CFO, as described above under “Long-Term Incentives.”
(5)
Ms. Hong’s employment with the Company terminated on July 9, 2025. The amounts reported reflect compensation earned during Fiscal 2026, including severance and other payments made in connection with her termination in accordance with the terms of her employment agreement, as described above under “Employment Agreements.”

Grants of Plan-Based Awards in Fiscal 2026

The following table sets forth the grants of plan-based awards made in Fiscal 2026. Non-equity incentive plan awards listed below were made pursuant to the terms of the respective NEO’s employment agreement. All equity incentive plan awards were made pursuant to the terms of the respective NEO’s employment agreement and the Omnibus Incentive Plan.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All other stock awards: Number of shares of stock or units(#)	All other option awards: Number of securities underlying options (#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards(2)
		Threshold ($)	Target ($)	Max ($)	Threshold (#)	Target (#)	Max (#)
Luc Mongeau	1-Apr-25	$0	$699,465	$1,398,930	-	-	-	-	-	-	-
	3-Jun-25	-	-	-	-	-	-	-	912,733	$1.47	$1,050,476
	3-Jun-25	-	-	-	-	-	-	727,212	-	-	$1,069,002
Thomas Stewart(3)	1-Apr-25	$0	$240,196	$480,134	-	-	-	-	-	-	-
	3-Jun-25	-	-	-	-	-	-	-	46,355	$1.47	$53,351
	3-Jun-25	-	-	-	-	-	-	55,400	-	-	$81,438
	17-Sep-25	-	-	-	-	-	-	-	222,280	$1.40	$246,525
	17-Sep-25	-	-	-	-	-	-	178,462	-	-	$249,847
Christelle Gedeon	1-Apr-25	$0	$293,456	$586,912	-	-	-	-	-	-	-
	3-Jun-25	-	-	-	-	-	-	-	99,214	$1.47	$115,699
	3-Jun-25	-	-	-	-	-	-	-	234,675	$1.47	$268,578
	3-Jun-25	-	-	-	-	-	-	266,023	-	-	$391,054
Judy Hong(4)	1-Apr-25	-	-	-	-	-	-	-	-	-	-
	3-Jun-25	-	-	-	-	-	-	-	532,771	$1.47	$613,173
	3-Jun-25	-	-	-	-	-	-	424,481	-	-	$623,987

Notes:

(1)
The amounts shown in these columns reflect the short-term cash incentive bonuses that potentially could have been earned during Fiscal 2026 based upon the achievement of Company performance goals under our STIP. Target amounts are calculated based on the NEO’s base salary in effect during the fiscal year, adjusted on a prorated basis for any mid-year compensation changes. The actual award paid to each NEO under the STIP for Fiscal 2026 is set forth above in the Summary Compensation Table in the “Non-Equity Incentive Plan Compensation” column. More information regarding short-term cash incentive bonuses under our STIP can be found in the CD&A under the heading “Short-Term Incentives”.
(2)
The amounts in this column represent the aggregate grant date fair value of the relevant award(s) presented, as determined in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation.” See Note 21 of the consolidated financial statements included in this Comprehensive Form 10-K, regarding assumptions underlying valuation of equity awards.
(3)
Mr. Stewart’s awards reflect (i) his participation in the Company’s annual grant cycle while serving as Vice President, Finance, and (ii) an additional grant awarded in connection with his appointment as CFO on September 17, 2025. The additional award was provided to align his compensation with the scope and responsibilities of the CFO role.
(4)
Ms. Hong’s employment terminated during Fiscal 2026. She was not eligible to receive a payout under the Company’s Fiscal 2026 STIP. Any amounts paid to Ms. Hong in connection with her termination are described above under “Employment Agreements” and reflected in the Summary Compensation Table. Unvested equity awards held by Ms. Hong were forfeited or cancelled in accordance with the applicable award agreements.

Employment Agreements

Luc Mongeau

In connection with Mr. Mongeau’s appointment as Chief Executive Officer of the Company, on November 26, 2024, the Company and Mr. Mongeau entered into an employment agreement (the “Mongeau Agreement”).

Pursuant to the Mongeau Agreement, as Chief Executive Officer, Mr. Mongeau reports to the Board and is entitled to an annual base salary of C$975,000. Mr. Mongeau is also entitled to a monthly car allowance of C$1,875.

Mr. Mongeau is eligible to participate in the Company’s STIP, with a target annual incentive opportunity of 100% of his base salary (the “Mongeau Target Amount”), and a payout range of 0% to 200% of the Mongeau Target Amount based on the achievement of predetermined financial and corporate objectives approved by the CGCN Committee.

Mr. Mongeau is also eligible to participate in the Omnibus Incentive Plan. In connection with his appointment, Mr. Mongeau received a one-time equity award consisting of 50,000 restricted share units and 225,000 stock options, with an exercise price of US$2.43, equal to the fair market value of the Canopy Shares on the grant date. These awards vest in equal one-third installments on each of the first three anniversaries of the grant date, subject to the terms of the Omnibus Incentive Plan and applicable award agreements.

Pursuant to the Mongeau Agreement, Mr. Mongeau is eligible to receive, at least once every fiscal year, a long-term incentive award with a target value of 300% of his base salary (based on the fair market value of the Canopy Shares on the date of grant). The form and mix of equity awards are determined by the CGCN Committee, in its discretion, and consist of stock options and restricted share units.

If the Company terminates Mr. Mongeau’s employment without Cause (as defined in the Mongeau Agreement), or if Mr. Mongeau resigns for Good Reason (as defined in the Mongeau Agreement), then, provided that he signs and returns to the Company a full and final employment separation, release and waiver of liability, the Company will provide (a) a lump sum payment equal to 18 months of Mr. Mongeau’s base salary; (b) a lump sum payment equal to 150% of the average actual annual short-term incentive payments received by Mr. Mongeau during the prior two years; and (c) continuation of any statutorily prescribed benefits for the minimum period required under the provisions of the Employment Standards Act, 2000 (Ontario) (the “ESA”). The Company may terminate Mr. Mongeau’s employment for Cause without further liability.

The Mongeau Agreement contains non-competition and non-solicitation provisions in favor of the Company for a period of 18 months following termination.

Thomas Stewart

In connection with Mr. Stewart’s appointment as Chief Financial Officer of the Company, on September 17, 2025, the Company and Mr. Stewart entered into an employment agreement (the “Stewart Agreement”).

Pursuant to the Stewart Agreement, Mr. Stewart serves as Chief Financial Officer of the Company and reports to the Chief Executive Officer. He is employed by Canopy Growth USA, LLC. Mr. Stewart is entitled to an annual base salary of US$375,000, subject to applicable tax withholdings and deductions. His base salary is subject to annual review by the Board, and will be increased by 5% in connection with the Fiscal 2027 merit cycle.

Mr. Stewart is eligible to participate in the Company’s STIP, with a target annual incentive opportunity of 75% of his base salary (the “Stewart Target Amount”), and a payout range of 0% to 200% of the Stewart Target Amount based on the achievement of predetermined financial and corporate objectives approved by the CGCN Committee.

Mr. Stewart is also eligible to participate in the Omnibus Incentive Plan. Pursuant to the Stewart Agreement, Mr. Stewart is eligible to receive, at least once every fiscal year, a long-term incentive award with a target value of 200% of his base salary (based on the fair market value of the Canopy Shares on the date of grant). The form and mix of equity awards are determined by the CGCN Committee, in its discretion, and may consist of stock options, restricted share units or other awards authorized under the Omnibus Incentive Plan.

In addition, in connection with his appointment as Chief Financial Officer, Mr. Stewart was granted a one-time equity award with a value of US$500,000, comprised of 50% stock options and 50% restricted share units. This award vests in three equal annual installments, subject to the terms of the Omnibus Incentive Plan and applicable award agreements.

Pursuant to the Stewart Agreement, Mr. Stewart’s employment is “at will.” If the Company terminates Mr. Stewart’s employment without cause, then, provided that he signs and returns to the Company a full and final employment separation, release and waiver of liability, the Company will provide (a) a payment equal to 18 months of Mr. Stewart’s base salary, payable either as a lump sum or salary continuance at the Company’s discretion; (b) a lump sum payment equal to 150% of the average actual annual short-term incentive payments received by Mr. Stewart during the prior two years; (c) vesting of any outstanding performance share units at actual performance levels for performance periods that have already been certified by the Board or applicable committee; and (d) reimbursement of a portion of Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”) premiums for up to 18 months, subject to the terms of the Stewart Agreement.

The Company may also terminate Mr. Stewart’s employment for cause, without further liability.

The Stewart Agreement contains certain non-competition and non-solicitation provisions in favor of the Company for a period of 18 months following termination of employment.

Christelle Gedeon

In connection with Dr. Gedeon’s appointment as Chief Legal Officer of the Company, on August 1, 2022, the Company and Dr. Gedeon entered into an employment agreement (the “Gedeon Agreement”). Dr. Gedeon’s title was updated to Chief Business Development & Corporate Affairs Officer as of January 9, 2026. Dr. Gedeon continues to report to the Chief Executive Officer.

Dr. Gedeon is eligible to participate in the Company’s STIP, with a target annual incentive opportunity of 75% of her base salary (the “Gedeon Target Amount”), and a payout range of 0% to 200% of the Gedeon Target Amount based on the achievement of predetermined financial and corporate objectives approved by the CGCN Committee.

Dr. Gedeon is also eligible to participate in the Omnibus Incentive Plan. Pursuant to the Gedeon Agreement, Dr. Gedeon is eligible to receive, at least once every fiscal year, a long-term incentive award with a target value of 200% of her base salary (based on the fair market value of the Canopy Shares on the date of grant). The form and mix of equity awards are determined by the CGCN Committee, in its discretion, and consist of stock options and restricted share units.

If the Company terminates Dr. Gedeon’s employment without cause, then, provided that she signs and returns to the Company a full and final employment separation, release and waiver of liability, the Company will provide (a) a lump sum payment equal to 18 months of Dr. Gedeon’s base salary; (b) a lump sum payment equal to 150% of the average actual annual short-term incentive payments received by Dr. Gedeon during the prior two years; and (c) continuation of any statutorily prescribed benefits for the minimum period required under the provisions of the ESA. The Company may terminate Dr. Gedeon’s employment with cause without further liability.

The Gedeon Agreement contains non-competition and non-solicitation provisions in favor of the Company for a period of 18 months following termination.

The Gedeon Agreement was amended effective June 1, 2023, to increase Dr. Gedeon’s base salary to C$509,250, and further amended effective August 21, 2023, to increase her base salary to C$535,000 in connection with an expansion in scope and responsibilities. Dr. Gedeon’s base salary was subsequently increased to C$548,375 during Fiscal 2026 in connection with the Company’s annual merit cycle.

Judy Hong

In connection with Ms. Hong’s appointment as Chief Financial Officer of the Company, on April 1, 2022, the Company and Ms. Hong entered into an employment agreement dated March 24, 2022 (the “Hong Agreement”). Ms. Hong’s employment with the Company terminated during Fiscal 2026.

Pursuant to the Hong Agreement, as Chief Financial Officer, Ms. Hong reported to the Chief Executive Officer and was initially entitled to an annual base salary of US$395,000, which was increased to US$415,000 in June 2023.

Ms. Hong was eligible to participate in the Company’s STIP, with a target annual incentive opportunity of 75% of her base salary (the “Hong Target Amount”), and a payout range of 0% to 200% of the Hong Target Amount based on the achievement of predetermined financial and corporate objectives approved by the CGCN Committee.

Ms. Hong was also eligible to participate in the Omnibus Incentive Plan. Pursuant to the Hong Agreement, Ms. Hong was eligible to receive, at least once every fiscal year, a long-term incentive award with a target value of 300% of her base salary (based on the fair market value of the Canopy Shares on the date of grant). The form and mix of equity awards were determined by the Board or the CGCN Committee, in its discretion.

Pursuant to the Hong Agreement, Ms. Hong’s employment was “at will.” If the Company terminated Ms. Hong’s employment without cause, then, provided that she signed and returned to the Company a full and final employment separation, release and waiver of liability, the Company would provide (a) a lump sum payment equal to 18 months of Ms. Hong’s base salary; (b) a lump sum payment equal to 150% of the average actual annual short-term incentive payments received by Ms. Hong during the prior two years; (c) vesting of any outstanding performance share units at actual performance levels for performance periods that had already been certified by the Board or applicable committee; and (d) reimbursement of a portion of COBRA premiums, in each case subject to the terms of the Hong Agreement. The Company could terminate Ms. Hong’s employment with cause without further liability.

The Hong Agreement contained non-competition and non-solicitation provisions in favor of the Company for a period of 18 months following termination.

Outstanding Equity Awards at March 31, 2026

The following table presents information concerning outstanding Options and RSU awards to each of the NEOs as of March 31, 2026, the Company’s fiscal year end.

Name	Grant Date (1)	Option Awards					Stock Awards
		Number of securities underlying unexercised options - (#) exercisable	Number of securities underlying unexercised options - (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(2)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)(2)
		(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Luc Mongeau	11-Feb-25	75,000	150,000	-	US$2.43	11-Feb-31	-	-	-	-
	11-Feb-25	-	-	-	-	-	33,333	US$31,666	-	-
	03-Jun-25	-	912,733	-	US$1.47	03-Jun-31	-	-	-	-
	03-Jun-25	-	-	-	-	-	727,212	US$690,851	-	-
Thomas Stewart	09-Jun-21	320	-	-	C$308.70	09-Jun-27	-	-	-	-
	03-Dec-21	4,151	-	-	C$135.80	03-Dec-27	-	-	-	-
	14-Jun-22	2,096	-	-	C$48.40	14-Jun-28	-	-	-	-
	28-Jun-23	6,766	6,766	-	C$6.20	28-Jun-29	-	-	-	-
	22-Aug-23	-	-	-	-	-	5,768	US$5,474	-	-
	10-Jun-24	2,837	5,675	-	US$7.59	10-Jun-30	-	-	-	-
	10-Jun-24	-	-	-	-	-	6,997	US$6,647	-	-
	03-Jun-25	-	46,355	-	US$1.47	03-Jun-31	-	-	-	-
	03-Jun-25	-	-	-	-	-	55,400	US$52,630	-	-
	17-Sep-25	-	222,280	-	US$1.40	17-Sep-31	-	-	-	-
	17-Sep-25	-	-	-	-	-	178,462	US$169,539	-	-
Christelle Gedeon	10-Aug-22	26,216	-	-	C$37.00	10-Aug-28	-	-	-	-
	22-Nov-22	4,990	-	-	C$53.90	22-Nov-28	-	-	-	-
	28-Jun-23	109,516	54,758	-	C$6.20	28-Jun-29	-	-	-	-
	22-Aug-23	-	-	-	-	-	30,312	US$28,766	-	-
	10-Jun-24	20,769	41,538	-	US$7.59	10-Jun-30	-	-	-	-
	10-Jun-24	-	-	-	-	-	34,145	US$32,438	-	-
	03-Jun-25	-	333,889	-	US$1.47	03-Jun-31	-	-	-	-
	03-Jun-25	-	-	-	-	-	266,023	US$252,722	-	-

Notes:

(1)
Unless otherwise indicated, with respect to all outstanding equity awards held by the NEOs as of March 31, 2026, Options vest in equal one-third installments on each of the first three anniversaries of the grant date, subject to the continued employment of the respective NEO. RSUs granted in Fiscal 2026, unless otherwise specified, vest in equal one-third installments on June 15 of each of the first three years following the grant date, in alignment with the Company’s standardized vesting approach.
(2)
The market value of the unvested stock awards is calculated by multiplying the number of unvested Canopy Shares held by the applicable NEO by the closing price of the Canopy Shares on March 31, 2026 (the last trading day of Fiscal 2026) on the Nasdaq Global Select Market, which was US$0.95.

Option Exercises and Stock Vested in Fiscal 2026

The following table presents information concerning Option exercises and Canopy Shares acquired upon vesting of RSU awards by each of our NEOs in Fiscal 2026:

	Option awards		Stock awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)(1)	Number of shares acquired on vesting (#)	Value realized on vesting ($)(2)
Luc Mongeau	-	-	16,667	17,689
Thomas Stewart(3)	-	-	9,790	13,161
Christelle Gedeon	-	-	55,495	74,102
Judy Hong	-	-	38,678	56,817

Notes:

(1)
These amounts reflect the aggregate of the differences between the exercise price of the Option and the market price of a Share at the time of exercise for each Option exercised by an NEO in Fiscal 2026.
(2)
These amounts reflect the market price on the vesting date.
(3)
Amounts for Mr. Stewart include equity awards that vested prior to and following his appointment as CFO during Fiscal 2026.

Potential Payments Upon Termination or Change-in-Control

A narrative description of the individual payments the Company is currently required to make upon termination or a change in control of the Company is described above under “Employment Agreements”.

Ms. Hong’s employment with the Company terminated during Fiscal 2026. The payments and benefits payable to Ms. Hong upon her termination are described above under “Employment Agreements” and are not reflected in the table below. Actual amounts paid to Ms. Hong upon her termination are included in the Summary Compensation Table above.

Potential Payments Upon Termination Without Cause

The following table sets forth the estimated payments and benefits to each of the active NEOs in the event of a termination without cause, assuming such termination occurred on March 31, 2026, and there was no change-in-control, based on the terms of their respective employment agreements in effect as of that date:

Termination Without Cause
Individual	Cash Payment ($)	Accelerated Awards ($)	Benefits ($)(4)	Total ($)
Luc Mongeau | CEO	$1,180,977(1)	-	$1,919	$1,182,896
Thomas Stewart | CFO	$767,007(2)	-	$47,683	$814,691
Christelle Gedeon | CBCO	$974,901(3)	-	$5,064	$979,965

Notes:

(1)
Upon termination without cause effective March 31, 2026, Mr. Mongeau would have been entitled to a payment in the amount of $1,182,896, representing 18 months base salary plus one and a half times the average actual amounts paid as short-term annual incentive performance bonus to Mr. Mongeau during the prior two years.
(2)
Upon termination without cause effective March 31, 2026, Mr. Stewart would have been entitled to a payment in the amount of $814,691, representing 18 months base salary plus one and a half times the average actual amounts paid as short-term annual incentive performance bonuses to Mr. Stewart during the prior two years.
(3)
Upon termination without cause effective March 31, 2026, Dr. Gedeon would have been entitled to a payment in the amount of $979,965, representing 18 months base salary plus one and a half times the average actual amounts paid as short-term annual incentive performance bonuses to Dr. Gedeon during the prior two years, as well as the statutorily prescribed vacation time.
(4)
As of March 31, 2025, Mr. Mongeau, Mr. Stewart, and Dr. Gedeon are participants in Canopy Growth’s benefits plan. Upon termination without cause effective March 31, 2026, Mr. Mongeau and Dr. Gedeon would receive the statutorily prescribed benefits as set forth in the ESA. Upon termination without cause effective March 31, 2026, if Mr. Stewart were to elect continuation coverage under the Company’s medical plan pursuant to the COBRA, a reimbursement to Mr. Stewart for a portion of COBRA premium payments would be required.

Subject to the specific terms of the NEOs’ respective employment agreements, upon a termination of the NEO without cause, Options, RSUs and other Awards will be treated in accordance with the terms of the Omnibus Incentive Plan.

Potential Payments Upon Termination Following a Change in Control

None of the NEOs are entitled to a payment solely upon a change in control pursuant to the terms of their respective employment agreements. However, pursuant to the terms of the Omnibus Incentive Plan, for a period of 18 months following a Change in Control (as defined in the Omnibus Incentive Plan), where a participant’s employment or term of office or engagement is terminated for any reason other than for Cause (as defined in the Omnibus Incentive Plan): (i) any unvested awards as at the date of such termination shall be deemed to have vested, and any period of restriction shall be deemed to have lapsed, as at the date of such termination and shall become payable as at the date of termination; and (ii) the level of achievement of performance goals for any unvested awards that are deemed to have vested pursuant to (i) above shall be based on the actual performance achieved at the end of the applicable period immediately prior to the date of termination.

Ms. Hong’s employment with the Company terminated during Fiscal 2026. The payments and benefits payable to Ms. Hong upon her termination are described above under “Employment Agreements” and are not reflected in the table below. Actual amounts paid to Ms. Hong upon her termination are included in the Summary Compensation Table above.

The table below shows the payments that would be made to the active NEOs upon termination within 18 months following a Change in Control, assuming such termination occurred on March 31, 2026. With the exception of the “Accelerated Awards ($)” and “Total ($)” columns, all amounts in the table below are the same as those presented in the “Potential Payments Upon Termination Without Cause” table above, and all footnotes to the “Cash Payment ($)” and “Benefits ($)” columns in that table apply equally to the corresponding columns below.

Termination within 18 Months Following Change In Control
Individual	Cash Payment ($)	Accelerated Awards ($)(1)	Benefits ($)	Total ($)
Luc Mongeau | CEO	$1,180,977	$722,518	$1,919	$1,905,414
Thomas Stewart | CFO	$767,007	$228,816	$47,683	$1,043,507
Christelle Gedeon | CBCO	$974,901	$325,300	$5,064	$1,305,264

Notes:

(1)
Reflect unvested RSU and Option awards, which will be deemed to have vested. The value was calculated based on the closing price of the Canopy Shares on March 31, 2026 (the last trading day of Fiscal 2026) on the Nasdaq Global Select Market, which was US$0.95.

CEO Pay Ratio and Background

Set forth below is the annual total compensation of our median employee, the annual total compensation of our Chief Executive Officer, Mr. Mongeau, and the ratio of these two values:

•
The Fiscal 2026 annual total compensation of the median employee of Canopy Growth (other than our CEO, Mr. Mongeau) was US$46,632 (or approximately C$65,000).
•
The Fiscal 2026 annualized total compensation of our CEO, Mr. Mongeau, was US$3,586,957 (or approximately C$4,999,860).
•
For Fiscal 2026, the ratio of the annualized total compensation of our CEO to the median annual total compensation of all our other employees was 76 to 1.

To determine the median employee, we used our global employee population as of March 31, 2026. Total compensation for this purpose was calculated using each employee’s annualized base salary, projected STI bonus, and the target value of LTI awards to be granted during the year, where applicable.

Amounts that were originally paid or recorded in Canadian dollars were converted to U.S. dollars using the Bloomberg average exchange rate of C$1.00 to US$0.7174 for the 12-month period ended March 31, 2026.

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

DIRECTOR COMPENSATION

Director Compensation

The Company’s director compensation program is designed to attract and retain qualified individuals to serve on the Board. The CGCN Committee assesses the director compensation program annually and approves any changes it deems appropriate based on market benchmarking, governance best practices, and the Company’s strategic needs. For Fiscal 2026, non-employee directors received the following amounts in connection with their services to the Company in their capacity as directors:

Fiscal 2026 Fees and Equity Awards(1)	Annual Amount (US$)(2)
Chair - Cash	$161,415 (C$225,000)
Board Member - Cash	$107,610 (C$150,000)
Annual Equity Grant - Chair - RSUs	$161,415 (C$225,000)
Annual Equity Grant - Non-Chair Board Member - RSUs	$107,610 (C$150,000)
Committee Chair - Cash	$21,522 (C$30,000)
Committee Member - Cash	$10,761 (C$15,000)

Notes:

(1)
The RSUs generally vest in four equal quarterly installments, beginning on the last trading day of the first quarter after such RSUs are granted.
(2)
Fiscal 2026 Board payments were converted to US$ using the average exchange rate of C$1.00 = US$0.7174, as set forth above under “Executive Compensation—Currency Conversion” in this Item 11. These payments are expected to be made by July 10, 2026.

Director Compensation in Fiscal 2026

Name	Fees Earned or Paid in Cash($)(1)	Stock Awards ($)(2)	Total ($)
David Lazzarato	$182,937	$164,462	$347,399
Theresa Yanofsky	$139,893	$109,641	$249,534
M. Shan Atkins	$116,218	$70,804	$187,023
Joseph Bayern	$75,631	$51,190	$126,821
Willy Kruh (former director)(3)	$73,707	$109,641	$183,349

Notes:

(1)
This column reflects the following amounts earned or paid during Fiscal 2026: (i) a cash retainer for Board service and (ii) cash retainers for serving as a committee member, a committee Chair or Chair of the Board. Payments were converted to US$ using the average exchange rate of C$1.00 = US$0.7174, as set forth above under “Executive Compensation—Currency Conversion” in this Item 11.
(2)
The amounts in this column represent the aggregate grant date fair value of the relevant award(s) presented, as determined in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation.” See Note 21 of the consolidated financial statements included in this Comprehensive Form 10-K, regarding assumptions underlying valuation of equity awards.
(3)
Mr. Kruh resigned from the Board effective October 10, 2025. The amounts reported reflect compensation earned for his service as a director through the effective date of his resignation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, based on data provided to us or filed with the SEC, with respect to beneficial ownership of the Canopy Shares as of June 1, 2026 for:

•
all persons known by us to own beneficially more than 5% of our outstanding Shares;
•
each of our NEOs named in the Summary Compensation Table included in Item 11 (“Executive Compensation”) of this Comprehensive Form 10-K;
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

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Percent of Class(2)
Greater than 5% Shareholders
CBI Group	26,261,474	(3)	5.9%
Directors and Named Executive Officers
David Lazzarato	72,048	(4)	*
Theresa Yanofsky	53,145	(5)	*
M. Shan Atkins	41,390	(6)	*
Joseph Bayern	40,000	(7)
Luc Mongeau	664,095	(8)	*
Thomas Stewart	63,230	(9)	*
Christelle Gedeon	492,069	(10)	*
Judy Hong	275,256	(11)	*
Current Directors and Executive Officers as a Group (7 persons)	1,425,977		*

Notes:

* Less than 1%.

(1)
Except as otherwise indicated, the address for each shareholder listed is c/o Canopy Growth Corporation, 1 Hershey Drive, Smiths Falls, Ontario, K7A 0A8.
(2)
The percentages above are based on 422,154,892 Canopy Shares outstanding as of June 1, 2026. In accordance with the rules of the SEC, Common Shares that may be issued upon the exercise, vesting or exchange of derivative securities (such as a Options, RSUs or Exchangeable Shares) within 60 days of June 1, 2026 are deemed to be beneficially owned by the person holding such Options, RSUs or Exchangeable Shares and are treated as outstanding for the purpose of computing the percentage beneficial ownership of such person, but are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person.
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
(4)
Consists of 72,048 Common Shares held directly by Mr. Lazzarato.
(5)
Consists of 53,145 Common Shares held directly by Ms. Yanofsky.
(6)
Consists of 41,390 Common Shares held directly by Ms. Atkins.
(7)
Consists of 40,000 Common Shares held directly by Mr. Bayern.
(8)
Consists of 42,447 Common Shares held directly by Mr. Mongeau, 379,244 Options that could be exercised within 60 days of June 1, 2026, and 242,404 RSUs that will vest within 60 days of June 1, 2026.
(9)
Consists of 38 Common Shares held directly by Mr. Stewart, 41,226 Options that could be exercised within 60 days of June 1, 2026, and 21,966 RSUs that will vest within 60 days of June 1, 2026.
(10)
Consists of 38,008 Common Shares held directly by Dr. Gedeon, 348,314 Options that could be exercised within 60 days of June 1, 2026, and 105,747 RSUs that will vest within 60 days of June 1, 2026.
(11)
On July 9, 2025, the Company terminated Ms. Hong’s employment with the Company. Accordingly, information relating to Ms. Hong is as of July 9, 2025.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth the details regarding the number of Canopy Shares to be issued upon exercise of outstanding Options, RSUs and PSUs and the weighted average exercise price of the outstanding Options in connection with the Omnibus Incentive Plan as of March 31, 2026:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans(1)
Equity compensation plans approved by security holders(2)	5,666,473(3)	$3.00	36,540,350
Equity compensation plans not approved by security holders	-	-	-
Total	5,666,473	$3.00	36,540,350

Notes:

(1)
Based on the maximum number of Canopy Shares available for issuance under the Omnibus Incentive Plan, being 42,206,823 Canopy Shares, or 10% of the 422,068,225 outstanding Canopy Shares as of March 31, 2026.
(2)
The maximum number of Canopy Shares issuable from treasury pursuant to awards under the Omnibus Incentive Plan cannot exceed 10% of the total outstanding Shares from time to time.
(3)
Represents the number of Canopy Shares reserved for issuance upon the exercise or vesting, as applicable, of the denoted outstanding Options, RSUs and PSUs issued pursuant to the Omnibus Incentive Plan.

Securities Outstanding under Equity Compensation Plans

The following table sets forth the details regarding the number of Canopy Shares reserved for issuance under awards currently outstanding pursuant to the Omnibus Incentive Plan as of March 31, 2026:

Compensation Security	Number of Canopy Shares Reserved for Issuance and Percentage of Outstanding Canopy Shares
as of March 31, 2026(1)
Options	2,743,855 (0.6%)
RSUs	2,922,618 (0.7%)
PSUs	- (0.0%)
Total	5,666,473 (1.3%)

Notes:

(1)
Percentages based on 422,068,225 issued and outstanding Canopy Shares as of March 31, 2026.

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

The CBI Group Investments

On April 14, 2023, Greenstar entered into an exchange agreement with the Company pursuant to which the Company agreed to purchase for cancellation the remaining C$100 million principal amount of senior notes of the Company due July 2023 (the “Canopy Notes”) held by Greenstar in exchange for: (i) a cash payment to Greenstar in the amount of unpaid and accrued interest owing under the Canopy Notes held by Greenstar; and (ii) a promissory note (the “CBI Note”) issued to Greenstar in the aggregate principal amount of C$100 million payable on December 31, 2024.

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

On April 18, 2024, in connection with the approval of the Exchangeable Shares Resolution and the creation of the Exchangeable Shares, the Company entered into an Exchange Agreement (the “April 2024 Exchange Agreement”) with Greenstar, pursuant to which Greenstar converted approximately C$81.2 million of principal amount of the C$100 million principal amount CBI Note into 9,111,549 Exchangeable Shares (the “Note Exchange”), calculated based on a price per Exchangeable Share equal to C$8.91. Pursuant to the terms of the April 2024 Exchange Agreement, all accrued and unpaid interest on the CBI Note together with the remaining principal amount of the CBI Note was cancelled and forgiven for no additional consideration by Greenstar. Following the closing of the Note Exchange, there is no outstanding balance owing under the CBI Note and the CBI Note has been cancelled.

Concurrently with the Note Exchange, Greenstar and CBG Holdings LLC (“CBG” and, together with Greenstar, the “CBG Group”), a wholly owned subsidiary of Constellation Brands, Inc., exchanged all 17,149,925 Canopy Shares they collectively held for 17,149,925 Exchangeable Shares (the “CBI Exchange”) for no consideration pursuant to the terms of the Company’s Articles of Incorporation, as amended in accordance with the Exchangeable Shares Resolution. As a result of the CBI Exchange and the Note Exchange, the CBG Group no longer holds any Canopy Shares and, as of June 11, 2026, the CBG Group held an aggregate of 26,261,474 Exchangeable Shares. Assuming the conversion of CBG Group’s Exchangeable Shares into Canopy Shares, CBG Group would own 5.9% of the outstanding Canopy Shares as of June 11, 2026.

Policy Regarding Related Person Transactions

The Board and the Audit Committee updated a written policy on May 28, 2025, which updated the prior policy adopted on June 20, 2023, providing that all related person transactions or series of similar transactions required to be disclosed pursuant to SEC Regulation S-K Item 404(a) must be presented to the Board for pre-approval or ratification. The policy requires each of our (i) directors or director nominees, (ii) executive officers, and (iii) security holders known by the Company to own of record or to beneficially own more than 5% of any class of our voting securities to notify the CBCO promptly and, whenever possible, in advance of the occurrence of any potential related person transaction in which such person is directly or indirectly involved.

The CBCO is responsible for reviewing all potential related person transactions and taking reasonable steps to ensure that all related person transactions requiring disclosure under Item 404(a) of Regulation S-K are presented to the Audit Committee for pre-approval or ratification by members of the committee in their discretion at the committee’s next regularly scheduled meeting or, if deemed appropriate, by consent in lieu of a meeting. No director may engage in a vote to pre-approve or ratify any related person transaction in which he or she or any member of his or her immediate family has a material interest; provided, however, that such director must provide any information concerning such related person transaction that the Audit Committee may reasonably request. If a potential related person transaction involves the CBCO, the CFO would assume the responsibilities of the CBCO under the policy with respect to that transaction.

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

Director Independence

The Board is currently comprised of five directors: Luc Mongeau, M. Shan Atkins, Joseph Bayern, David Lazzarato and Theresa Yanofsky. Please see the biographies of individual directors in Item 10 of this Comprehensive Form 10-K. The Board has determined that four of the five directors (or 80% of the directors), namely Ms. Atkins, Mr. Bayern, Mr. Lazzarato and Ms. Yanofsky, have no relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and each is an “independent director” under Rule 5605(a)(2) of the Nasdaq Rules and meet the definition of “independence” under NI 52-110. Mr. Mongeau is not considered independent because of his role as the Chief Executive Officer of the Company.

During Fiscal 2026, following the conclusion of formal business of each quarterly Board meeting, the non-independent director was asked to leave the meeting and the independent directors held an “in camera” meeting to facilitate open and candid discussion. In addition, any item which could involve a potential conflict of interest among one or more directors is voted on by those directors that are not related to the conflict in question. It is anticipated that “in camera” meetings of the independent directors will continue to be held in this manner during the current fiscal year.

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed and expected to be billed to the Company for the fiscal years ended March 31, 2026 and 2025 for professional services rendered by PKF O'Connor Davies, LLP (“PKFOD”).

	2026 (US$)	2025 (US$)
Audit Fees(1)	$2,300,000	$2,625,000
Audit-Related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees(4)	-	-
Total	$2,300,000	$2,625,000

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

3.2

By-Law No. 1 of Canopy Growth Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 8, 2021).

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

3.5	By-Law No. 2 of Canopy Growth Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 27, 2026).
4.1*	Description of Capital Stock of Canopy Growth Corporation.
4.2

Form of Canopy Growth Corporation Common Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2020, filed with the SEC on June 1, 2020).

4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 18, 2023).
4.4	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 19, 2024).
4.5	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 19, 2024).
4.6	Form of Convertible Debenture Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2024).
4.7	Form of Warrant Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2024).
4.8	Form of Loan Warrant Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 8, 2026).
4.9	Convertible Debenture Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 8, 2026).
4.10	Form of Investor Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the SEC on January 8, 2026).
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

10.9†

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

10.13	Non-Employee Director Compensation Table (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2025, filed with the SEC on May 30, 2025).
10.14‡

Credit Agreement, dated as of March 18, 2021, among Canopy Growth Corporation and 11065220 Canada Inc., as borrowers, the lenders party thereto and Wilmington Trust, National Association, as administrative and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 18, 2021).

10.15‡

Amendment No. 1 to Credit Agreement, dated as of October 24, 2022, among Canopy Growth Corporation, 11065220 Canada Inc., the lenders party thereto and Wilmington Trust, National Association (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on October 26, 2022).

10.16

Amendment No. 2 to Credit Agreement, dated as of July 13, 2023, between Canopy Growth Corporation, 11065220 Canada Inc., the lenders party thereto and Wilmington Trust, National Association (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2023).

10.17

Amendment No. 3 to Credit Agreement, dated as of August 8, 2024, between Canopy Growth Corporation, 11065220 Canada Inc., the lenders party thereto and Wilmington Trust, National Association (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, filed with the SEC on August 9, 2024).

10.18†

Employment Agreement, effective as of November 26, 2024, by and between Canopy Growth Corporation and Luc Mongeau (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 26, 2024).

10.19

Letter Agreement, dated October 24, 2022, by and among 11065220 Canada Inc., AFC Gamma Inc., Viridescent Realty Trust, Inc. and AFC Institutional Fund LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on October 26, 2022).

10.20

Second Amended and Restated Protection Agreement, dated as of January 25, 2024, by and among Canopy USA, LLC, 11065220 Canada Inc. and Canopy Growth Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2023, filed with the SEC on February 9, 2024).

10.21

Second Amended and Restated Limited Liability Company Agreement of Canopy USA, LLC, dated April 30, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2024).

10.22‡

Share Purchase Agreement, dated May 19, 2023, by and among Canopy USA, LLC and Huneeus 2017 Irrevocable Trust (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, filed with the SEC on August 9, 2023).

10.23

Form of Registration Rights Agreement, between the Company and the investors party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 18, 2023).

10.24	Registration Rights Agreement, dated as of January 19, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 19, 2024).
10.25	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2024).
10.26†

Employment Agreement, effective as of August 1, 2022, between Canopy Growth Corporation and Christelle Gedeon (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2024, filed with the SEC on May 30, 2024).

10.27†

Amendment to Employment Agreement of Christelle Gedeon, effective as of August 21, 2023 (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2024, filed with the SEC on May 30, 2024).

10.28

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
10.29

Assignment and Acceptance, dated as of June 3, 2024, by and among AFC Gamma, Inc., AFC Institutional Fund LLC and AFC Agent LLC, as assignors, and 11065220 Canada Inc., as assignee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 5, 2024).

10.30‡

Amendment No. 3 to Credit Agreement, dated as of August 8, 2024, between Canopy Growth Corporation, 11065220 Canada Inc., the lenders party thereto and Wilmington Trust, National Association (incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, filed with the SEC on August 9, 2024).

10.31

Loan Agreement, dated as of April 14, 2022, between Canopy Elevate I LLC and 11065220 Canada Inc. (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2025, filed with the SEC on May 30, 2025).

10.32

Loan Agreement, dated as of April 14, 2022, between Canopy Elevate II LLC and 11065220 Canada Inc. (incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2025, filed with the SEC on May 30, 2025).

10.33

Loan Agreement, dated as of April 14, 2022, between Canopy Elevate III LLC and 11065220 Canada Inc. (incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2025, filed with the SEC on May 30, 2025).

10.34

Notice and Limited Consent, dated as of July 29, 2025, by and among Canopy Growth Corporation, 11065220 Canada Inc., the lender party thereto, the guarantors party thereto, and Wilmington Trust, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2025).

10.35

Third Amended and Restated Credit Agreement, dated as of July 29, 2025, by and among 11065220 Canada Inc., as lender, the other lenders party thereto, High Street Capital Partners, LLC, as borrower, Acreage Holdings, Inc. and each other loan party identified on the signature pages thereto, and Acquiom Agency Services LLC, as agent for the lenders (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, filed with the SEC on August 8, 2025).

10.36†

Employment Agreement, effective as of September 17, 2025, between Canopy Growth USA, LLC and Thomas Stewart (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 17, 2025).

10.37

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

10.38

Registration Rights Agreement, dated as of January 8, 2026, by and among Canopy Growth Corporation and the investor parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 8, 2026).

10.39

Exchange Agreement, dated as of January 7, 2026, by and between Canopy Growth Corporation and MMCAP International Inc. SPC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on January 8, 2026).

10.40

Registration Rights Agreement, dated as of January 8, 2026, by and between Canopy Growth Corporation and MMCAP International Inc. SPC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on January 8, 2026).

10.41*

First Amendment to Loan and Guaranty Agreement, dated as of June 15, 2026, by and among Canopy Growth Corporation, the subsidiaries of Canopy Growth Corporation parties thereto, the parties identified therein as lenders, and JGB Collateral LLC, as administrative agent.

14.1

Canopy Growth Corporation Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2025, filed with the SEC on May 30, 2025).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2025, filed with the SEC on May 30, 2025).
21.1*	List of Subsidiaries of Canopy Growth Corporation.
23.1*	Consent of PFK O’Connor Davies, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on signature page hereto).
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

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1†	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2025, filed with the SEC on May 30, 2025).
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Canopy Growth Corporation

Date: June 15, 2026	By:	/s/ Luc Mongeau
Luc Mongeau
Chief Executive Officer (Principal Executive Officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Luc Mongeau and Thomas Stewart, and each of them, as his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Luc Mongeau	Director and Chief Executive Officer (Principal Executive Officer)	June 15, 2026
Luc Mongeau

/s/ Thomas Stewart	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 15, 2026
Thomas Stewart

/s/ David Lazzarato	Director	June 15, 2026
David Lazzarato

/s/ Theresa Yanofsky	Director	June 15, 2026
Theresa Yanofsky

/s/ M. Shan Atkins	Director	June 15, 2026
M. Shan Atkins

/s/ Joseph Bayern	Director	June 15, 2026
Joseph Bayern

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Canopy Growth Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Canopy Growth Corporation and subsidiaries (the “Company”) as of March 31, 2026, 2025, and 2024 the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026, 2025, and 2024 and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 15, 2026, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Restatement of previously issued Consolidated Financial Statements

As discussed in Note 2 to the consolidated financial statements, the 2025 and 2024 consolidated financial statements have been restated to correct misstatements.

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

Fair value measurement of financial instruments and equity method investments carried at fair value

As discussed in Notes 5 and 13 to the consolidated financial statements, the Company has financial instruments and equity method investments in Canopy USA, LLC (“Canopy USA”) and certain entities controlled by Canopy USA (the “Canopy USA LPs”). Canopy USA and the Canopy USA LPs currently hold an ownership interest in various United States (“U.S.”) cannabis operators (“Operators”). As discussed in Note 24, there are significant unobservable inputs in the fair value measurement of Canopy USA and the Canopy USA LPs and the financial instruments of those entities. As of March 31, 2026, the equity method investments in Canopy USA and the Canopy USA LPs and financial instruments of those entities were recorded as other investments of $108.0 million, with a fair value loss of $67.0 million recognized in other income (expense), net, for the year ended March 31, 2026.

We identified the assessment of the fair value measurement of the equity method investments in Canopy USA and the Canopy USA LPs and the financial instruments of those entities as a critical audit matter. There was a high degree of subjective auditor judgment in the evaluation of the key assumptions that were not directly observable, when determining the fair value of the equity method investments in Canopy USA and the Canopy USA LPs and the financial instruments of those entities. The key assumptions included the probability of each scenario, the intrinsic value of the Operators, the probability and timing of U.S. legalization, the estimated premium on U.S. legalization, and the control premium. Additionally, the audit effort associated with the evaluation of the discount rate required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter:

•
Evaluated the design and implementation of internal control over the Company’s key assumptions noted above.
•
Involved valuation professionals with specialized skills and knowledge who assisted in evaluating the Company’s key assumptions noted above. The evaluation was achieved by applying the below procedures as applicable to the equity method investments in Canopy USA and the Canopy USA LPs and the financial instruments of those entities:
▪
Assessed the appropriateness of the valuation methodologies (e.g., Discounted Cash Flow method “DCF”, Guideline Public Company “GPC” method) applied in determining the fair value of the Company’s minority equity investments, in line with Accounting Standards Codification (“ASC”) 820’s fair value hierarchy and the unit of account.
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

Goodwill impairment assessment of the Storz & Bickel reporting unit

As discussed in Notes 3 and 16 to the consolidated financial statements, the Company reviews goodwill annually for impairment in the fourth quarter, or sooner if events or circumstances indicate that its carrying amount may not be recoverable. The Company may elect to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If factors indicate this is the case, then a quantitative test is performed and an impairment is recorded for any excess carrying value above the reporting unit’s fair value, not to exceed the amount of the goodwill. From the analysis, an impairment of $47.5 million to Storz & Bickel’s goodwill was recognized as the estimated fair value of the Storz & Bickel (“S&B”) reporting unit was determined using the income valuation method, with the most significant assumptions used in applying this method being: (i) the discount rate; (ii) the expected long-term growth rate; (iii) revenue growth rate projections; and (iv) annual cash flow projections. At March 31, 2026, no goodwill remained relating to S&B.

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

•
We evaluated the design and implementation of internal control related to the Company’s goodwill impairment process.
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

▪
Reviewing management’s qualitative assessment and corroborating market and industry data to support or challenge management’s assertion that it is more likely than not that the fair value exceeds the carrying value.
▪
Performing sensitivity analysis on key inputs.
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

Fair value measurement of intangible assets and goodwill related to a material acquisition

As discussed in Notes 28 to the consolidated financial statements, on March 16, 2026, the Company and MTL Cannabis Corp. (“MTL”) completed a transaction in accordance with a plan of arrangement under the Canada Business Corporations Act with the Company owning 100% of the issued and outstanding common shares of MTL.

We identified the allocation of purchase price for the MTL acquisition as a critical audit matter because of the significant estimates management makes to determine the fair values of assets acquired and liabilities assumed. This required a high degree of auditor judgment and an increased effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management's assumptions.

The following are the primary procedures we performed to address this critical audit matter.

•
We evaluated the design and implementation of the internal control related to the Company’s accounting for business combinations.
•
We assessed the fair value allocations and related computations prepared by a third-party valuation firm retained by management.
•
We involved valuation professionals with specialized skills and knowledge, who assisted in testing the purchase price allocations and determined the appropriateness of the concluded values for the acquisitions computed by the third-party valuation firm.
•
Our procedures included (i) reading the purchase agreement; (ii) tracing back the consideration to supporting documentation or payment; (ii) testing management’s process for estimating the fair values of the intangible assets acquired and where applicable, contingent considerations; and (iii) tested the mathematical accuracy of the calculations performed along with assessing the completeness and accuracy of the information used in the calculations. Our process also included evaluating the appropriateness of the valuation method, testing the completeness and accuracy of data provided by management, and evaluating the reasonableness of significant assumptions related to the rate of future revenue growth and profitability of the acquired business and the discount rate.
•
Assessed the appropriateness of disclosures in the consolidated financial statements.

/s/ PKF O’Connor Davies, LLP

We have served as the Company’s auditor since 2023.

New York, New York

June 15, 2026

PCAOB ID No. 127

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Canopy Growth Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Canopy Growth Corporation’s (the “Company”) internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control–Integrated Framework (2013) issued by COSO.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness has been identified and included in management’s assessment in that a control designed to review and approve the financial reporting implications of significant technical accounting matters, specifically the classification of equity-linked instruments as either equity or liabilities, was not designed or operating effectively.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the March 31, 2026 consolidated financial statements, and this report does not affect our report dated June 15, 2026, on those consolidated financial statements.

The Company acquired MTL Cannabis Corp. (the “Acquired Entity”) during the year ended March 31, 2026, and management excluded the Acquired Entity from its assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2026. The Acquired Entity’s internal control over financial reporting was associated with approximately 13.4% of total assets and 1.2% of net revenues included in the consolidated financial statements of the Company as of and for the year ended March 31, 2026. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the Acquired Entity.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of March 31, 2026, 2025, and 2024, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2026, and our report dated June 15, 2026, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ PKF O’Connor Davies, LLP

New York, New York

June 15, 2026

CANOPY GROWTH CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands of Canadian dollars, except number of shares and per share data)

	March 31, 2026	March 31, 2025	March 31, 2024
		(As Restated)	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$364,683	$113,811	$170,300
Short-term investments	-	17,656	33,161
Restricted short-term investments	5,046	6,410	7,310
Amounts receivable, net	36,289	52,780	51,847
Inventory	110,513	96,373	77,292
Assets of discontinued operations	-	-	8,038
Prepaid expenses and other assets	12,935	7,544	23,232
Total current assets	529,466	294,574	371,180
Other investments	108,010	179,977	437,629
Property, plant and equipment	316,494	293,523	320,103
Intangible assets	92,411	87,200	104,053
Goodwill	55,685	46,042	43,239
Other assets	16,666	16,385	24,126
Total assets	$1,118,732	$917,701	$1,300,330

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,817	$26,099	$28,673
Other accrued expenses and liabilities	42,999	38,613	54,039
Current portion of long-term debt	16,237	4,258	103,935
Warrant derivative liability	27,522	8,647	99,941
Other liabilities	36,868	25,434	48,068
Total current liabilities	158,443	103,051	334,656
Long-term debt	217,123	299,811	493,294
Deferred income tax liabilities	8,199	-	-
Other liabilities	37,373	36,273	71,814
Total liabilities	421,138	439,135	899,764
Commitments and contingencies
Canopy Growth Corporation shareholders’ equity:
Share capital Common shares - $nil par value; Authorized - unlimited; Issued and outstanding - 422,068,225 shares, 183,865,295 shares and 91,115,501 shares, respectively. Exchangeable shares - $nil par value; Authorized - unlimited; Issued and outstanding - 26,261,474 shares, 26,261,474 shares and nil shares, respectively.	9,233,577	8,782,405	8,219,322
Additional paid-in capital	2,591,714	2,570,945	2,563,597
Accumulated other comprehensive income	10,530	535	(16,051)
Deficit	(11,138,227)	(10,875,319)	(10,366,441)
Total Canopy Growth Corporation shareholders' equity	697,594	478,566	400,427
Noncontrolling interests	-	-	139
Total shareholders’ equity	697,594	478,566	400,566
Total liabilities and shareholders’ equity	$1,118,732	$917,701	$1,300,330

The accompanying notes are an integral part of these consolidated financial statements.

CANOPY GROWTH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands of Canadian dollars, except number of shares and per share data)

	Years ended March 31,
	2026	2025	2024
		(As Restated)	(As Restated)
Revenue	$346,827	$313,969	$343,934
Excise taxes	62,224	44,974	46,788
Net revenue	284,603	268,995	297,146
Cost of goods sold	214,933	189,484	216,264
Gross margin	69,670	79,511	80,882
Operating expenses
Selling, general and administrative expenses	159,984	169,626	229,429
Share-based compensation	4,266	(4,205)	14,180
Loss on asset impairment and restructuring	67,079	31,233	65,987
Total operating expenses	231,329	196,654	309,596
Operating loss from continuing operations	(161,659)	(117,143)	(228,714)
Other income (expense), net	(101,226)	(390,617)	(279,052)
Loss from continuing operations before income taxes	(262,885)	(507,760)	(507,766)
Income tax expense	(23)	(7,141)	(12,327)
Net loss from continuing operations	(262,908)	(514,901)	(520,093)
Discontinued operations, net of income tax	-	6,023	(192,113)
Net loss	(262,908)	(508,878)	(712,206)
Net loss from discontinued operations attributable to noncontrolling interests and redeemable noncontrolling interest	-	-	(18,526)
Net loss attributable to Canopy Growth Corporation	$(262,908)	$(508,878)	$(693,680)

Basic and diluted loss per share
Continuing operations	$(0.88)	$(4.79)	$(6.95)
Discontinued operations	-	0.06	(2.32)
Basic and diluted loss per share	$(0.88)	$(4.73)	$(9.27)
Basic and diluted weighted average common shares outstanding	298,043,044	107,553,729	74,787,521

Comprehensive income (loss):
Net loss from continuing operations	$(262,908)	$(514,901)	$(520,093)
Other comprehensive income (loss), net of income tax
Fair value changes of own credit risk of financial liabilities	-	-	(12,334)
Foreign currency translation	9,995	13,120	(917)
Total other comprehensive income (loss), net of income tax	9,995	13,120	(13,251)
Comprehensive loss from continuing operations	(252,913)	(501,781)	(533,344)
Comprehensive income (loss) from discontinued operations	-	6,023	(192,113)
Comprehensive loss	(252,913)	(495,758)	(725,457)
Comprehensive loss from discontinued operations attributable to noncontrolling interests and redeemable noncontrolling interest	-	-	(18,526)
Comprehensive loss attributable to Canopy Growth Corporation	$(252,913)	$(495,758)	$(706,931)

The accompanying notes are an integral part of these consolidated financial statements.

CANOPY GROWTH CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of Canadian dollars)

	Year ended March 31, 2026
		Additional paid-in capital			Accumulated
	Share capital	Share-based reserve	Warrants	Ownership changes	other comprehensive income (loss)	Deficit	Total
Balance at March 31, 2025 (As Restated)	$8,782,405	$503,409	$2,590,485	$(522,949)	$535	$(10,875,319)	$478,566
ATM Programs	374,171	-	-	-	-	-	374,171
Debt issuance and exchange	16,899	-	17,587	-	-	-	34,486
MTL acquisition	60,998	211	4,559	-	-	-	65,768
Other issuances of common shares, warrants and share issue costs	(6,750)	-	-	-	-	-	(6,750)
Share-based compensation	-	4,266	-	-	-	-	4,266
Issuance and vesting of restricted share units and performance share units	5,854	(5,854)	-	-	-	-	-
Comprehensive income (loss)	-	-	-	-	9,995	(262,908)	(252,913)
Balance at March 31, 2026	$9,233,577	$502,032	$2,612,631	$(522,949)	$10,530	$(11,138,227)	$697,594

CANOPY GROWTH CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of Canadian dollars)

	Year ended March 31, 2025
		Additional paid-in capital			Accumulated
	Share capital	Share-based reserve	Warrants	Ownership changes	other comprehensive income (loss)	Deficit	Noncontrolling interests	Total
	(As Restated)	(As Restated)	(As Restated)			(As Restated)		(As Restated)
Balance at March 31, 2024	$8,219,322	$504,758	$2,581,788	$(522,949)	$(16,051)	$(10,366,441)	$139	$400,566
Common shares issued from June 2024 ATM Program	347,076	-	-	-	-	-	-	347,076
Common shares issued from February 2025 ATM Program	38,315	-	-	-	-	-	-	38,315
Other issuances of common shares and share issue costs	53,674	-	-	-	-	-	-	53,674
Exercise of warrants	22,450	-	-	-	-	-	-	22,450
Exercise of Previous Equity Incentive Plan stock options	308	(196)	-	-	-	-	-	112
Share-based compensation	-	(4,205)	-	-	-	-	-	(4,205)
Issuance and vesting of restricted share units and performance share units	4,953	(4,953)	-	-	-	-	-	-
Extinguishment of promissory note and issuance of exchangeable shares	81,220	8,005	-	-	(15,127)	-	-	74,098
Canopy USA Transaction	12,452	-	-	-	10,398	-	(139)	22,711
Supreme debt settlement	2,635	-	8,697	-	-	-	-	11,332
Disposal and liquidation of consolidated entities	-	-	-	-	8,195	-	-	8,195
Comprehensive income (loss)	-	-	-	-	13,120	(508,878)	-	(495,758)
Balance at March 31, 2025	$8,782,405	$503,409	$2,590,485	$(522,949)	$535	$(10,875,319)	$-	$478,566

CANOPY GROWTH CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of Canadian dollars)

	Year ended March 31, 2024
		Additional paid-in capital				Accumulated
	Common shares	Share-based reserve	Warrants	Ownership changes	Redeemable noncontrolling interest	other comprehensive income (loss)	Deficit	Noncontrolling interests	Total
	(As Restated)	(As Restated)	(As Restated)				(As Restated)		(As Restated)
Balance at March 31, 2023	$7,938,571	$498,150	$2,581,788	$(521,961)	$(51,492)	$(13,860)	$(9,672,761)	$1,587	$760,022
Private Placement, net of issuance costs	12,233	-	-	-	-	-	-	-	12,233
Other issuances of common shares	252,576	(80)	-	-	-	11,060	-	-	263,556
Exercise of Previous Equity Incentive Plan stock options	293	(293)	-	-	-	-	-	-	-
Share-based compensation	-	14,180	-	-	-	-	-	-	14,180
Issuance and vesting of restricted share units and performance share units	7,199	(7,199)	-	-	-	-	-	-	-
Changes in redeemable noncontrolling interest	-	-	-	-	(18,526)	-	-	18,526	-
Ownership changes relating to noncontrolling interests, net	-	-	-	-	70,018	-	-	(1,436)	68,582
Redemption of redeemable noncontrolling interest	8,450	-	-	(988)	-	-	-	(12)	7,450
Comprehensive loss	-	-	-	-	-	(13,251)	(693,680)	(18,526)	(725,457)
Balance at March 31, 2024	$8,219,322	$504,758	$2,581,788	$(522,949)	$-	$(16,051)	$(10,366,441)	$139	$400,566

The accompanying notes are an integral part of these consolidated financial statements.

CANOPY GROWTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of Canadian dollars)

	Years ended March 31,
	2026	2025	2024
		(As Restated)	(As Restated)
Cash flows from operating activities:
Net loss	$(262,908)	$(508,878)	$(712,206)
Gain (loss) from discontinued operations, net of income tax	-	6,023	(192,113)
Net loss from continuing operations	(262,908)	(514,901)	(520,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	19,026	21,522	28,376
Amortization of intangible assets	17,447	21,596	24,800
Share-based compensation	4,266	(4,205)	14,180
Loss on asset impairment and restructuring	58,055	20,285	53,797
Income tax expense	23	7,141	12,327
Non-cash fair value adjustments and charges related to settlement of long-term debt	72,907	324,175	196,879
Change in operating assets and liabilities, net of effects from purchases of businesses:
Amounts receivable	25,685	(4,485)	(3,749)
Inventory	3,710	(17,715)	1,034
Prepaid expenses and other assets	(4,367)	5,719	(2,433)
Accounts payable and accrued liabilities	(4,353)	(15,484)	9,115
Other, including non-cash foreign currency	6,703	(9,398)	(42,654)
Net cash used in operating activities - continuing operations	(63,806)	(165,750)	(228,421)
Net cash used in operating activities - discontinued operations	-	-	(53,529)
Net cash used in operating activities	(63,806)	(165,750)	(281,950)
Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(5,333)	(10,813)	(3,449)
Purchases of intangible assets	(620)	(467)	(547)
Proceeds on sale of property, plant and equipment	5	4,932	154,052
Redemption of short-term investments	19,001	16,428	78,549
Net cash outflow on sale or deconsolidation of subsidiaries	-	(6,968)	(955)
Net cash outflow on acquisition of subsidiaries	(41,536)	-	-
Net cash inflow on loan receivable	153	30,308	-
Investment in other financial assets	-	(95,335)	(347)
Other investing activities	6,981	-	(7,705)
Net cash provided by (used in) investing activities - continuing operations	(21,349)	(61,915)	219,598
Net cash provided by investing activities - discontinued operations	-	14,127	21,992
Net cash provided by (used in) investing activities	(21,349)	(47,788)	241,590
Cash flows from financing activities:
Proceeds from issuance of common shares and warrants	374,171	385,391	81,063
Proceeds from exercise of stock options	-	112	-
Proceeds from exercise of warrants	-	8,454	-
Issuance of long-term debt and convertible debentures	207,990	68,255	-
Repayment of long-term debt	(221,508)	(289,031)	(509,779)
Debt issuance and extinguishment costs	(11,039)	(791)	(7,654)
Other financing activities	(17,205)	(23,730)	(28,685)
Net cash provided by (used in) financing activities	332,409	148,660	(465,055)
Effect of exchange rate changes on cash and cash equivalents	3,618	8,389	(1,292)
Net increase/(decrease) in cash and cash equivalents	250,872	(56,489)	(506,707)
Cash and cash equivalents, beginning of period[1]	113,811	170,300	677,007
Cash and cash equivalents, end of period	$364,683	$113,811	$170,300

1 Includes cash of our discontinued operations of $nil, $nil, and $9,314 for March 31, 2025, 2024 and 2023, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

CANOPY GROWTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of Canadian dollars)

	Years ended March 31,
	2026	2025	2024
Supplemental disclosure of cash flow information
Cash received during the period:
Income taxes	$325	$128	$6,238
Interest	$9,997	$8,947	$18,097
Cash paid during the period:
Income taxes	$469	$783	$2,082
Interest	$29,019	$64,904	$98,118
Noncash investing and financing activities
Additions to property, plant and equipment	$313	$426	$106

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

2. BASIS OF PRESENTATION

The consolidated financial statements have been presented in Canadian dollars and are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Canopy Growth has determined that the Canadian dollar is the most relevant and appropriate reporting currency as, despite continuing shifts in the relative size of the Company’s operations across multiple geographies, the majority of its operations are conducted in Canadian dollars and its financial results are prepared and reviewed internally by management in Canadian dollars. The Company’s consolidated financial statements, and the financial information contained herein, are reported in thousands of Canadian dollars, except share and per share amounts or as otherwise stated.

Restatement of Previously Issued Consolidated Financial Statements

In connection with the preparation of the Company’s consolidated financial statements for the fiscal year ended March 31, 2026, management of the Company identified an accounting classification error relating to certain share-settled warrants of the Company with exercise prices denominated in U.S. dollars, first issued during the fiscal year ended March 31, 2024 (the “Identified Warrants”). As a result, the Company’s previously filed: (i) audited consolidated financial statements for the fiscal year ended March 31, 2025, originally included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 (the “2025 10-K”), (ii) audited consolidated financial statements for the fiscal year ended March 31, 2024, originally included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (the “2024 10-K”), and (iii) unaudited consolidated financial statements for the quarterly periods ended September 30, 2023, December 31, 2023, June 30, 2024, September 30, 2024, December 31, 2024, June 30, 2025, September 30, 2025 and December 31, 2025, originally included in the our Quarterly Reports on Form 10-Q for such quarterly periods (collectively, the “Form 10-Qs” and together with the 2025 10-K and the 2024 10-K, the “Prior Financial Statements”), should no longer be relied upon.

The Company determined that the Identified Warrants should have been classified as liabilities rather than equity instruments under applicable accounting standards, given the Company’s Canadian dollar functional currency. Accordingly, the Company should have recorded these instruments as liabilities on its consolidated balance sheets and measured them at fair value at each reporting date, with changes in fair value recorded in the consolidated statements of operations and comprehensive loss. The corrections (the “Restatement Items”) required to be made to the Prior Financial Statements are the result of a technical application of accounting standards.

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

A reconciliation from the previously reported amounts in the Prior Financial Statements to the restated amounts in the Restated Financial Statements is provided for the impacted financial statement line items below for: (i) the consolidated balance sheet as of March 31, 2025 and March 31, 2024; (ii) the consolidated statement of operations and comprehensive loss for the year ended March 31, 2025 and March 31, 2024; (iii) the consolidated statement of shareholders’ equity for the year ended March 31, 2025 and March 31, 2024; and (iv) the consolidated statement of cash flows for the year ended March 31, 2025 and March 31, 2024. The previously reported amounts in the Prior Financial Statements are labeled as “As Previously Reported” in the tables below. The amounts labelled “Restatement Adjustments” represent the effects of the restatement described above.

In connection with the restatement, certain disclosures for the year ended March 31, 2024 have been updated, where applicable, to reflect the impact of the restated amounts on affected balance sheet line items, while disclosures for other line items have not been revised as they were not impacted.

Also see Note 35, “Restatement of Previously Issued Unaudited Interim Condensed Consolidated Financial Statements.”

The following tables present the effect of the Restatement Items on the Company’s consolidated balance sheet as of March 31,
2025 and March 31, 2024 (in thousands, except number of shares and per share data):

	March 31, 2025
	As Previously Reported	Restatement Adjustment	As Restated
Warrant derivative liability	$-	$8,647	$8,647
Total current liabilities	94,404	8,647	103,051
Total liabilities	430,488	8,647	439,135
Share capital	8,796,406	(14,001)	8,782,405
Additional paid-in capital	2,618,417	(47,472)	2,570,945
Deficit	(10,928,145)	52,826	(10,875,319)
Total Canopy Growth Corporation shareholders’ equity	487,213	(8,647)	478,566
Total shareholders’ equity	487,213	(8,647)	478,566
Total liabilities and shareholders’ equity	917,701	-	917,701

	March 31, 2024
	As Previously Reported	Restatement Adjustment	As Restated
Warrant derivative liability	$-	$99,941	$99,941
Total current liabilities	234,715	99,941	334,656
Total liabilities	799,823	99,941	899,764
Share capital	8,244,301	(24,979)	8,219,322
Additional paid-in capital	2,602,148	(38,551)	2,563,597
Deficit	(10,330,030)	(36,411)	(10,366,441)
Total Canopy Growth Corporation shareholders’ equity	500,368	(99,941)	400,427
Total shareholders’ equity	500,507	(99,941)	400,566
Total liabilities and shareholders’ equity	1,300,330	-	1,300,330

The correction of the warrant classification misstatement described above resulted in a decrease in share capital and additional paid-in capital with a corresponding increase in warrant derivative liability. Additionally, the warrant derivative liability is recorded at fair value in the consolidated statements of operations and comprehensive loss and due to the changes in fair value, the correction resulted in changes to the deficit balance.

The following tables present the effect of the Restatement Items on the Company’s consolidated statement of operations and comprehensive loss for the years ended March 31, 2025 and 2024 (in thousands, except number of shares and per share data):

	Year ended March 31, 2025
	As Previously Reported	Restatement Adjustment	As Restated
Net revenue	$268,995	$-	$268,995
Gross margin	79,511	-	79,511
Operating loss from continuing operations	(117,143)	-	(117,143)
Other income (expense), net	(479,854)	89,237	(390,617)
Loss from continuing operations before income taxes	(596,997)	89,237	(507,760)
Net loss from continuing operations	(604,138)	89,237	(514,901)
Net loss	(598,115)	89,237	(508,878)
Net loss attributable to Canopy Growth Corporation	(598,115)	89,237	(508,878)

Basic and diluted loss per share - continuing operations	$(5.62)	$0.83	$(4.79)
Basic and diluted loss per share	$(5.56)	$0.83	$(4.73)

Comprehensive loss:
Net loss from continuing operations	(604,138)	89,237	(514,901)
Comprehensive loss from continuing operations	(591,018)	89,237	(501,781)
Comprehensive loss	(584,995)	89,237	(495,758)
Comprehensive loss attributable to Canopy Growth Corporation	(584,995)	89,237	(495,758)

	Year ended March 31, 2024
	As Previously Reported	Restatement Adjustment	As Restated
Net revenue	$297,146	$-	$297,146
Gross margin	80,882	-	80,882
Operating loss from continuing operations	(228,714)	-	(228,714)
Other income (expense), net	(242,641)	(36,411)	(279,052)
Loss from continuing operations before income taxes	(471,355)	(36,411)	(507,766)
Net loss from continuing operations	(483,682)	(36,411)	(520,093)
Net loss	(675,795)	(36,411)	(712,206)
Net loss attributable to Canopy Growth Corporation	(657,269)	(36,411)	(693,680)

Basic and diluted loss per share - continuing operations	$(6.47)	$(0.48)	$(6.95)
Basic and diluted loss per share	$(8.79)	$(0.48)	$(9.27)

Comprehensive loss:
Net loss from continuing operations	(483,682)	(36,411)	(520,093)
Comprehensive loss from continuing operations	(496,933)	(36,411)	(533,344)
Comprehensive loss	(689,046)	(36,411)	(725,457)
Comprehensive loss attributable to Canopy Growth Corporation	(670,520)	(36,411)	(706,931)

The correction of the warrant classification misstatement described above resulted in a change in other income (expense), net resulting from the fair value movement of the warrant derivative liability. The valuation of the warrant derivative liability is dependent on various inputs and primarily affected by changes in the share price of Canopy Shares.

The following table presents the affect of the Restatement Items on the Company’s consolidated statement of shareholders’ equity for the years ended March 31, 2025 and 2024:

	March 31, 2025
	As Previously Reported	Restatement Adjustment	As Restated
Share capital	$8,796,406	$(14,001)	$8,782,405
Additional paid-in capital - Share-based reserve	513,229	(9,820)	503,409
Additional paid-in capital - Warrants	2,628,137	(37,652)	2,590,485
Deficit	(10,928,145)	52,826	(10,875,319)
Total shareholders’ equity	487,213	(8,647)	478,566

	March 31, 2024
	As Previously Reported	Restatement Adjustment	As Restated
Share capital	$8,244,301	$(24,979)	$8,219,322
Additional paid-in capital - Share-based reserve	514,578	(9,820)	504,758
Additional paid-in capital - Warrants	2,610,519	(28,731)	2,581,788
Deficit	(10,330,030)	(36,411)	(10,366,441)
Total shareholders’ equity	500,507	(99,941)	400,566

The following table presents the effect of the Restatement Items on the Company’s consolidated statement of cash flows for the years ended March 31, 2025 and 2024:

	Year ended March 31, 2025
	As Previously Reported	Restatement Adjustment	As Restated
Cashflows from operating activities:
Net loss	$(598,115)	$89,237	$(508,878)
Net loss from continuing operations	(604,138)	89,237	(514,901)
Non-cash fair value adjustments and charges related to settlement of unsecured senior notes	413,412	(89,237)	324,175
Net cash used in operating activities - continuing operations	(165,750)	-	(165,750)
Net cash used in operating activities	(165,750)	-	(165,750)

	Year ended March 31, 2024
	As Previously Reported	Restatement Adjustment	As Restated
Cashflows from operating activities:
Net loss	$(675,795)	$(36,411)	$(712,206)
Net loss from continuing operations	(483,682)	(36,411)	(520,093)
Non-cash fair value adjustments and charges related to settlement of unsecured senior notes	160,468	36,411	196,879
Net cash used in operating activities - continuing operations	(228,421)	-	(228,421)
Net cash used in operating activities	(281,950)	-	(281,950)

The correction of the warrant classification misstatement described above resulted in no net change to net cash used in operating activities.

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

Fair value measurement of financial instruments - The use of various valuation approaches described in Note 24 may involve uncertainties and determinations based on the Company’s judgment and any value estimated from these techniques may not be realized or realizable.

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

Accounts receivable

Accounts receivables are recorded at the invoiced amount and arise out of the sales to customers. The Company is exposed to credit losses primarily through sales of products and maintains an allowance for credit losses at an amount sufficient to absorb losses inherent in its accounts receivable portfolio as of the reporting dates based on the projection of expected credit losses. The allowance for credit losses represents management’s best estimate of probable credit losses in accounts receivable, taking into account a combination of past events, current conditions, and supportable forecasts. The Company estimates and reserves for its allowance for credit losses based on its experience with past due accounts and collectability, write-off history, the aging of accounts receivable and an analysis of customer data.

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

Amortization is provided on a straight-line basis over the following terms:

Years
Intellectual property	5 - 15
Distribution channel	4 - 11
Operating licenses	5 - 8
Software and domain names	3 - 5
Brands	2 - 5

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

Year ended March 31, 2024

For the year-end March 31, 2024, the Company deconsolidated BioSteel and classified its results as discontinued operations, (see Note 6). As a result, the Company reported its financial results for the following four reportable segments: (i) Canada cannabis; (ii) International markets cannabis; (iii) Storz & Bickel; and (iv) This Works. On December 18, 2023, the Company completed the sale of This Works and as of such date, the results of This Works are no longer included in the Company’s financial results (see Note 34). In the three months ended March 31, 2024, the Company performed its annual goodwill impairment test and recognized impairment losses in relation to its Storz & Bickel reporting unit. Refer to Note 16 for further details.

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

Year ended March 31, 2026

In the three months ended March 31, 2026, the Company performed its annual goodwill impairment test on its remaining goodwill balance, which is assigned to the Storz & Bickel reporting unit. A goodwill impairment was recognized in relation to the Storz & Bickel reporting unit. Refer to Note 16 for further details.

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

Advertising

Advertising costs are expensed as incurred. Advertising expenses totaled $25,889, $22,906 and $28,656 in the years ended March 31, 2026, 2025, and 2024, respectively.

Research and development

Research and development costs are expensed as incurred. Research and development expenses totaled $2,614, $2,742, and $4,611 in the years ended March 31, 2026, 2025, and 2024, respectively.

Asset impairment and restructuring costs

Asset impairment and restructuring costs consist of property, plant and equipment, intangible asset and goodwill impairment charges, asset abandonment costs, contractual and other settlement costs, and employee-related and other restructuring costs. Offsetting the charges for the year ended March 31, 2024 was a gain on sale of the Company’s production facility as sale proceeds exceeded the carrying value that was previously impaired. Refer to Note 7 for further details.

When a long-lived asset is abandoned its carrying amount is adjusted to its salvage value, if any. In determining the salvage value of the Company’s long-lived assets, management considers information from manufacturers, historical data, and industry standards. In certain cases, management may obtain third party appraisals to estimate salvage value.

Accounting for warrants

When the Company enters into arrangements pursuant to which warrants are issued by the Company, modified, or amended, the terms of the warrants are evaluated to determine the appropriate accounting and classification in accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), ASC Topic 505, Equity (“ASC 505”), ASC Topic 815, Derivatives and Hedging (“ASC 815”), and ASC Topic 718, Compensation—Stock Compensation (“ASC 718”).

Warrants that meet the criteria for liability classification under ASC 480, or that do not meet the criteria for equity classification under ASC 815 due to exercise contingencies, settlement provisions, or other contractual terms, are accounted for as derivative liabilities. These warrants are measured at fair value in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in earnings, and are presented as warrant derivative liabilities on the Company’s consolidated balance sheets. Warrants that meet the criteria for equity classification are recorded in shareholders’ equity.

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

Income taxes

Income taxes are comprised of current and deferred taxes. These taxes are accounted for using the liability method. Current tax is recognized in connection with income for tax purposes, unrealized tax benefits and the recovery of tax paid in a prior period and measured using the enacted tax rates and laws applicable to the taxation period during which the income for tax purposes arose. Deferred tax is recognized on the difference between the carrying amount of an asset or a liability, as reflected in the financial statements, and the corresponding tax base, used in the computation of income for tax purposes (“temporary difference”) and measured using the enacted tax rates and laws as at the balance sheet date that are expected to apply to the income that the Company expects to arise for tax purposes in the period during which the difference is expected to reverse. Management assesses the likelihood that a deferred tax asset will be realized and a valuation allowance is provided to the extent that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The determination of both current and deferred taxes reflects the Company’s interpretation of the relevant tax rules and judgment.

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

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing reported net income (loss) by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per share is computed by dividing earnings (loss) by the sum of the weighted average number of common shares and the number of dilutive potential common share equivalents outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares of the Company during the reporting periods. Potential dilutive common share equivalents consist of the incremental common shares issuable upon the exercise of warrants, vested share options, RSUs and the incremental shares issuable upon conversion of convertible notes. As at March 31, 2026, March 31, 2025, and March 31, 2024, all instruments were anti-dilutive.

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

For other investments measured at fair value that earn interest, the Company has elected to present interest income as part of the fair value change in other income (expense), net.

4. NEW ACCOUNTING POLICIES

Recently Adopted Accounting Pronouncements

Income Taxes

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances income tax disclosures, primarily through changes to the rate reconciliation and disaggregation of income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. Adoption of ASU2023-09 did not impact our consolidated balance sheets or income statements or have a material impact on our financial statement disclosures. Refer to Note 27 for the incremental disclosures required under ASU2023-09.

Accounting Guidance Not Yet Adopted

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

On May 19, 2023, Canopy USA and Huneeus 2017 Irrevocable Trust (the “Trust”) entered into a share purchase agreement (the “Trust SPA”), which sets out the terms of the Trust’s investment in Canopy USA in the aggregate amount of up to US$20 million (the “Trust Transaction”). Agustin Huneeus, Jr. is the trustee of the Trust and is an affiliate of a shareholder of Jetty (as defined below). On April 26, 2024, Canopy USA completed the first tranche closing of the Trust Transaction and pursuant to the Trust SPA, the timeline to complete the second tranche closing has lapsed. As of March 31, 2026, the Trust holds an aggregate 28,571,429 Canopy USA Common Shares and warrants to acquire up to 85,714,284 Voting Shares (as defined in the A&R LLC Agreement) expiring on April 26, 2031. Subject to the terms of the Trust SPA, the Trust has been granted options to acquire additional Voting Shares with a value of up to an additional US$10 million and one such additional option includes the issuance of additional warrants of Canopy USA.

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

On April 30, 2024, Canopy USA and its members entered into a second amended and restated limited liability company agreement (the “Second A&R LLC Agreement”). In accordance with the terms of the Second A&R LLC Agreement, the terms of the Non-Voting Shares have been amended such that the Non-Voting Shares are only convertible into Canopy USA Class B Shares following the date that the NASDAQ Stock Market or The New York Stock Exchange permit the listing of companies that consolidate the financial statements of companies that cultivate, distribute or possess marijuana (as defined in 21 U.S.C 802) in the United States. Based on the Company’s discussions with the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”),

the Company believes that the staff of the SEC would not object to the deconsolidation of the financial results of Canopy USA from the Company’s financial statements in accordance with U.S. GAAP.

On May 6, 2024, Canopy USA exercised the options (the “Wana Options”) to acquire Mountain High Products, LLC, Wana Wellness, LLC and The Cima Group, LLC (collectively, “Wana”), a leading cannabis edibles brand in North America, and subsequently closed the transactions to acquire Wana Wellness, LLC and The Cima Group, LLC. On October 8, 2024, Canopy USA closed the acquisition of Mountain High Products, LLC. In addition, Canopy USA exercised the options (the “Jetty Options”) to acquire Lemurian, Inc. (“Jetty”) a California-based producer of high-quality cannabis extracts and pioneer of clean vape technology and subsequently completed the first tranche closing to acquire Jetty. On June 4, 2024, the option to acquire the issued and outstanding Class E subordinate voting shares (the “Fixed Shares”) of Acreage Holdings, Inc. (“Acreage”), a vertically-integrated multi-state cannabis operator, with its main operations in densely populated states across the Northeast U.S., including New Jersey and New York (the “Acreage Option”) was exercised and on December 9, 2024, Canopy USA completed the acquisition of all of the issued and outstanding Fixed Shares and Class D subordinate voting shares (the “Floating Shares”) of Acreage (the “Acreage Acquisition”). Certain entities controlled by Canopy USA (the “Canopy USA LPs”) also hold direct interests in the capital of TerrAscend Corp. (“TerrAscend”), a leading North American cannabis operator with vertically integrated operations and a presence in Pennsylvania, New Jersey, Michigan and California as well as licensed cultivation and processing operations in Maryland.

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

Canopy USA was determined to be a variable interest entity pursuant to ASC 810. In accordance with ASC 810, Canopy Growth consolidated the financial results of Canopy USA up to April 30, 2024. As of April 30, 2024, Canopy Growth deconsolidated the financial results of Canopy USA and has a non-controlling interest in Canopy USA as of such date.

Ownership of U.S. Cannabis Investments

The shares and interests in Acreage, Wana and Jetty are held, directly or indirectly, by Canopy USA and the shares and warrants in TerrAscend are held directly by the Canopy USA LPs, and Canopy Growth no longer holds a direct interest in any shares or interests in such entities. Canopy Growth holds non-voting and non-participating shares (the “Non-Voting Shares”) in the capital of Canopy USA and an interest in the Canopy USA LPs. The Non-Voting Shares do not carry voting rights, rights to receive dividends or other rights upon dissolution of Canopy USA. The Non-Voting Shares are convertible into Class B shares of Canopy USA (the “Canopy USA Class B Shares”), provided that such conversion shall only be permitted following the Stock Exchange Permissibility Date (as defined below). The Company also has the right (regardless of the fact that its Non-Voting Shares are non-voting and non-participating) to appoint one member to the Canopy USA board of managers (the “Canopy USA Board”).

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

As of March 31, 2026, the Trust holds 28,571,429 Canopy USA Common Shares, the shareholders of Wana collectively hold 60,955,929 Canopy USA Common Shares and a wholly-owned subsidiary of the Company holds all of the issued and outstanding Non-Voting Shares in the capital of Canopy USA, representing approximately 84.4% of the issued and outstanding shares in Canopy USA on an as-converted basis.

Canopy Growth and Canopy USA are also party to a protection agreement (the “Protection Agreement”) to provide for certain covenants in order to preserve the value of the Non-Voting Shares held by Canopy Growth until such time as the Non-Voting Shares are converted in accordance with their terms, provided that, such conversion shall only be permitted following the Stock Exchange Permissibility Date, but does not provide Canopy Growth with the ability to direct the business, operations or activities of Canopy USA. The Protection Agreement was amended and restated on May 19, 2023 (the “First A&R Protection Agreement”) and on January

25, 2024 (the “Second A&R Protection Agreement” and together with the First A&R Protection Agreement, the “A&R Protection Agreement”).

Until such time as Canopy Growth converts its Non-Voting Shares into Canopy USA Class B Shares following the date on which both the NASDAQ Stock Market and The New York Stock Exchange permit the listing of companies that consolidate the financial statements of entities that cultivate, distribute or possess marijuana (as defined in 21 U.S.C 802) in the United States for non-medicinal purposes (the “Stock Exchange Permissibility Date”), Canopy Growth will have no economic or voting interest in Canopy USA or the Canopy USA LPs. Canopy USA will continue to operate independently of Canopy Growth.

Acreage Agreements

On June 4, 2024, the Acreage Option was exercised in accordance with the terms of the arrangement agreement dated April 18, 2019, as amended on May 15, 2019, September 23, 2020 and November 17, 2020 (the “Existing Acreage Arrangement Agreement”). Concurrently with the closing of the acquisition of the Fixed Shares pursuant to the exercise of the Acreage Option, on December 9, 2024, the Fixed Shares were issued to Canopy USA upon closing of the Acreage Acquisition. Accordingly, Canopy Growth does not hold any Fixed Shares or Floating Shares. The acquisition of the Floating Shares pursuant to the court-approved plan of arrangement occurred immediately prior to the acquisition of the Fixed Shares pursuant to the Existing Acreage Arrangement Agreement such that 100% of the issued and outstanding shares of Acreage are owned by Canopy USA. For additional details, see “Acreage Acquisition” below.

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

As of March 31, 2026, the aggregate principal amount of the Acreage and Wana Debt owing to the Optionor was approximately $175,421 (US$125,849) and the aggregate principal amount of the Acreage and Wana Debt owing to the ARCA Lender was approximately $110,177 (US$79,042). Acreage is currently in default under the Third ARCA. On May 12, 2026, the Optionor, the ARCA Lender and Acreage, among others, entered into a Forbearance Agreement (the “Forbearance Agreement”). Under the terms of the Forbearance Agreement, Acreage is required to appoint, among others, a chief restructuring officer and financial advisor in order to assist Acreage with a strategic review of its business. The initial forbearance period had an outside date of June 5, 2026, which was extended at the sole discretion of the lenders to June 16, 2026. The forbearance may be further extended at the sole discretion of the lenders. The portion of the Acreage and Wana Debt owing to the ARCA Lender ranks in priority to the portion of the Acreage and Wana Debt owing to the Company and may be exercised by the ARCA Lender over the assets pledged as security under the Acreage and Wana Debt. See “Risk Factors – In the event Acreage or Wana, as guarantor, cannot satisfy the debt obligations as they become due, the Acreage and Wana Debt may not be repaid and the Company may lose the entirety of its investment in the Acreage and Wana Debt, and, in the event Acreage or Wana are unable to continue as a going concern, which may occur in the event that the ARCA Lender enforces its security over the Acreage and Wana Debt, there would be a negative impact on Canopy USA’s business, financial results and operations and have an adverse impact on the Company’s U.S. strategy, and, potentially, negatively affect the share price of the Canopy Shares,” under Item 1A of this Comprehensive Form 10-K.

Deconsolidation of Canopy USA

As of April 30, 2024, as a result of the series of transactions described above (the “Canopy USA Transaction”), Canopy Growth has deconsolidated the financial results of Canopy USA and has a non-controlling interest in Canopy USA as of such date. The deconsolidation of Canopy USA occurred after completion of the following structural amendments: (i) execution of the Second A&R LLC Agreement, (ii) execution of the Second A&R Protection Agreement and (iii) completion of the initial tranche closing of the Trust Transaction, which included the election of a third member to the Canopy USA Board such that the Canopy USA Board was, upon such closing, comprised of an appointee of the Trust, Nancy Whiteman, the controlling shareholder of Wana and the Company.

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

In addition, Canopy Growth: (i) issued 5,118,426 common shares of the Company pursuant to the tax receivable bonus plans of High Street Capital Partners, LLC, as subsidiary of Acreage; and (ii) 306,151 common shares of the Company were issuable in connection with Canopy USA’s acquisition of the minority interests of certain subsidiaries of Acreage, of which 268,057 common shares of the Company have been issued as of March 31, 2026.

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

In exchange for the issuances of Canopy Shares, warrants and other replacement securities in connection with the Acreage Acquisition, Canopy Growth received additional Non-Voting Shares with a value of $50,786 and Canopy USA delivered guarantees in respect of the obligations owing pursuant to the Elevate loan receivable. Refer to Note 13 for more information on Canopy USA investment balances and refer to Note 20 for more information on the share and warrant issuances as part of the Acreage Acquisition.

6. BIOSTEEL

On September 14, 2023, following a review of the strategic options for the BioSteel business unit, Canopy Growth ceased funding the operations of BioSteel Sports Nutrition Inc. (“BioSteel Canada”). BioSteel Canada commenced proceedings (the “CCAA Proceedings”) under the Companies' Creditors Arrangement Act (the “CCAA”) in the Ontario Superior Court of Justice (Commercial List) (the “CCAA Court”) and sought and obtained recognition of that proceeding under Chapter 15 of the United States Bankruptcy Code. To assist with the sale process, the CCAA Court approved the appointment of a monitor as required under the CCAA.

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

	Years ended
	March 31,	March 31,	March 31,
	2026	2025	2024
Net revenue	$-	$-	$56,610
Cost of goods sold	-	-	145,625
Operating expenses	-	-	97,851
Operating loss	-	-	(186,866)
Other income (expense), net[1]	-	6,023	(6,183)
Income tax (expense) recovery	-	-	936
Net income (loss) on discontinued operations, net of tax	$-	$6,023	$(192,113)

1 Included in Other income (expense), net for the year ended March 31, 2024 is a loss on deconsolidation of $9,820.

Investment in BioSteel Entities

The CCAA Proceedings for the BioSteel Entities have been completed. Canopy Growth continues to have a 100% ownership interest in each of BioSteel US and BioSteel Manufacturing but has deconsolidated both entities because it no longer has a controlling interest in them. Since the estimated amount of the liabilities of BioSteel US and BioSteel Manufacturing exceeds the estimated fair value of the assets available for distribution to its creditors, the fair value of Canopy Growth’s equity investment in BioSteel US and BioSteel Manufacturing approximates zero.

Canopy Growth’s Amounts Receivable from BioSteel Entities

Prior to Canopy Growth’s deconsolidation of BioSteel Canada, Canopy Growth made significant secured loans to BioSteel Canada for purposes of funding its operations. The secured loans and corresponding interest were considered intercompany transactions and eliminated in Canopy Growth’s consolidated financial statements prior to September 14, 2023, being the deconsolidation date. As of the deconsolidation date, the secured loans and corresponding interest are now considered related party transactions and have been recognized in Canopy Growth’s consolidated financial statements at their estimated fair value of $29,000.

 As of the deconsolidation date for BioSteel US and BioSteel Manufacturing, Canopy Growth has recorded remaining amounts legally receivable from BioSteel US and BioSteel Manufacturing at their estimated fair value.

The remaining amounts legally receivable from the BioSteel Entities are measured at their expected recoverable amounts. As of March 31, 2026 and March 31, 2025, the receivable balance from the BioSteel Entities are $nil.

7. ASSET IMPAIRMENT AND RESTRUCTURING COSTS

Year ended March 31, 2026

Restructuring and other charges

In the year ended March 31, 2026, the Company recorded a loss on asset impairment and restructuring which primarily related to the non-cash impairment of the Storz & Bickel goodwill and Storz & Bickel brand. Employee-related restructuring costs were also incurred throughout the year.

Year ended March 31, 2026
Costs recorded in cost of goods sold:
Inventory write-downs and other charges	$9,878

Costs recorded in operating expenses:
Impairment of property, plant and equipment, net	1,715
Impairment of intangible assets	8,028
Impairment of goodwill	47,491
Employee-related, other asset impairment and other restructuring costs	9,845
Asset impairment and restructuring costs	67,079

Total restructuring, asset impairments and related costs	$76,957

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

Year ended March 31, 2024

Restructuring and other charges

In the year ended March 31, 2024, the Company recorded charges associated with operational changes resulting from its continuing strategic review of its business. Charges relate to various incremental impairment losses and other costs associated with the restructuring of the Company’s Canadian cannabis operations that were initiated in the three months ended March 31, 2023, in addition to continued evaluation of the Company’s overall operations throughout fiscal 2024. The Company also recognized impairment charges associated with the This Works Divestiture (as defined below), as described in Note 29(a) below.

Offsetting the charges above was a gain on the sale of the Company’s production facility at 1 Hershey Drive in Smiths Falls, Ontario. The gain was due to the sale proceeds exceeding the carrying value that was previously impaired at March 31, 2023.

Other impairments

The other impairment charges described below related to goodwill and intangible assets are in addition to the restructuring and impairment costs described above.

Goodwill

In the year ended March 31, 2024, the Company recognized goodwill impairment charges totaling $42,081 relating to the Company’s Storz & Bickel reporting unit. Refer to Note 16 for further details.

Intangible assets

In the year ended March 31, 2024, the Company recognized asset impairment losses totaling $17,266 relating primarily to This Works prior to divestiture and the Storz & Bickel’s acquired brand intangible asset.

A summary of the pre-tax charges totaling $65,001 recognized in connection with the Company’s restructuring actions and other impairments is as follows:

	Year ended March 31, 2024
	Restructuring and other charges	Other impairments	Total
Costs recorded in cost of goods sold:
Reversal of inventory write-downs and other charges	$(986)	$-	$(986)

Costs recorded in operating expenses:
(Gain) impairment of property, plant and equipment, net	(40,578)	-	(40,578)
Impairment of intangible assets	-	17,266	17,266
Impairment of goodwill	-	42,081	42,081
Contractual and other settlement obligations	(2,129)	-	(2,129)
Employee-related and other restructuring costs	29,193	20,154	49,347
Asset impairment and restructuring costs	(13,514)	79,501	65,987

Total restructuring, asset impairments and related costs	$(14,500)	$79,501	$65,001

8. CASH AND CASH EQUIVALENTS

The components of cash and cash equivalents are as follows:

	March 31,	March 31,
	2026	2025
Cash	$126,435	$113,681
Cash equivalents	238,248	130
	$364,683	$113,811

9. SHORT-TERM INVESTMENTS

The components of short-term investments are as follows:

	March 31,	March 31,
	2026	2025
Term Deposits	$-	$17,656
	$-	$17,656

The amortized cost of short-term investments at March 31, 2026 is $nil (March 31, 2025 – $17,656).

10. AMOUNTS RECEIVABLE, NET

The components of amounts receivable, net are as follows:

	March 31,	March 31,
	2026	2025
Accounts receivable, net	$31,241	$47,514
Indirect taxes receivable	3,224	2,211
Interest receivable	1,533	219
Other receivables	291	2,836
	$36,289	$52,780

Included in the accounts receivable, net balance at March 31, 2026 is an allowance for credit losses of $1,798 (March 31, 2025 – $1,212).

11. INVENTORY

The components of inventory are as follows:

	March 31,	March 31,
	2026	2025
Raw materials, packaging supplies and consumables	$20,519	$16,268
Work in progress	46,200	46,944
Finished goods	43,794	33,161
	$110,513	$96,373

In the year ended March 31, 2026, the Company recorded write-downs related to inventory in cost of goods sold of $16,951 (year ended March 31, 2025 – $10,289).

12. PREPAID EXPENSES AND OTHER ASSETS

The components of prepaid expenses and other assets are as follows:

	March 31,	March 31,
	2026	2025
Prepaid expenses	$7,544	$5,363
Deposits	944	152
Other assets	4,447	2,029
	$12,935	$7,544

13. OTHER INVESTMENTS

The following tables outline changes in other financial assets. Additional details on how the fair value of significant investments are calculated are included in Note 24.

					Foreign
		Balance at			currency		Balance at
		March 31,		Fair value	translation		March 31,
Entity	Instrument	2025	Additions	changes	adjustments	Other	2026
Canopy USA Loans Receivable	Loan receivable	$144,683	$-	$(76,088)	$(4,695)	$-	$63,900
Canopy USA LPs	Equity method investment	33,144	-	9,078	(143)	-	42,079
Other	Various	2,150	-	-	-	(119)	2,031
		$179,977	$-	$(67,010)	$(4,838)	$(119)	$108,010

1 Refer to Note 30 for information regarding the Acreage Amended Arrangement.

					Foreign
		Balance at			currency		Balance at
		March 31,		Fair value	translation		March 31,
Entity	Instrument	2024	Additions	changes	adjustments	Other	2025
Acreage[1]	Fixed Shares option and Floating Shares agreement	$10,000	$-	$(31,808)	$(35)	$21,843	$-
TerrAscend Exchangeable Shares	Exchangeable shares	120,000	-	17,291	2,109	(139,400)	-
TerrAscend - December 2022	Warrants	32,500	-	7,929	571	(41,000)	-
TerrAscend	Option	2,000	-	265	35	(2,300)	-
Wana	Option	149,766	-	-	1,537	(151,303)	-
Jetty	Options	59,915	-	-	615	(60,530)	-
Acreage Hempco	Debenture	11,780	-	-	121	(11,901)	-
Acreage Debt Option Premium	Option	37,574	-	3,147	386	(41,107)	-
Acreage Tax Receivable Agreement	Other	1,287	-	-	13	(1,300)	-
Acreage Debt	Loan receivable	-	133,595	(140,136)	6,541	-	-
Elevate loan receivable[2]	Loan receivable	-	174,864	(7,277)	4,174	(27,078)	144,683
Canopy USA, LLC	Equity method investment	-	97,033	(98,591)	1,558	-	-
Canopy USA LPs	Equity method investment	-	180,873	(148,132)	403	-	33,144
Other	Various	12,807	-	(2,915)	24	(7,766)	2,150
		$437,629	$586,365	$(400,227)	$18,052	$(461,842)	$179,977

1 Refer to Note 30 for information regarding the Acreage Amended Arrangement.

2 Upon deconsolidation of the financial results of Canopy USA within the Company’s financial statements, the Elevate loan receivable, which was previously recorded at amortized cost, is now recorded at fair value. The remeasurement of this retained non-controlling interest from the deconsolidation of Canopy USA is part of the gain on disposal of consolidated entity described in Note 5.

Equity Method Investments

The following tables contains the summarized balance sheet and income statement information for equity method investments:

	December 31, 2025	December 31, 2024
Assets
Current Assets	$131,377	$145,367
Other Assets	400,739	501,469
	$532,116	$646,836
Liabilities
Current Liabilities	$638,367	$580,537
Other Liabilities	175,268	213,745
	$813,635	$794,282

Non-controlling interest	$51,508	$53,364

	Twelve months ended	Eight months ended
	December 31, 2025	December 31, 2024
Revenue	$266,366	$45,899
Cost of goods sold	173,474	39,470
Gross profit	92,892	6,429
Operating expenses	157,125	34,363
Operating loss	(64,233)	(27,934)
Other income (loss)	(48,404)	(213,312)
Income tax (expense) recovery	(10,125)	10,740
Net loss	(122,762)	(230,506)
Net loss attributable to non-controlling interest	(1,804)	(134,995)
Net loss attributable to Canopy USA	$(120,958)	$(95,511)

Through its ownership in the Non-Voting Shares, the Company has a non-participating and non-voting interest in Canopy USA and an interest in the Canopy USA LPs, and classifies such interests in Canopy USA and the Canopy USA LPs as equity method investments. The Company has elected to account for its investments in Canopy USA and the Canopy USA LPs at fair value. Refer to Note 24 for information on the valuation technique and inputs used in determining the fair value of the Canopy USA and the Canopy USA LPs investments and Note 26 for information on fair value movements.

Other financial assets

For information regarding the deconsolidation of the financial results of Canopy USA within the Company’s financial statements, see Note 5. Following the deconsolidation of Canopy USA on April 30, 2024, the Company derecognized certain U.S. cannabis investments above, including, among others, interests in the Floating Shares of Acreage, Wana, Jetty, TerrAscend, and the Universal Hemp, LLC debenture.

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

As of March 31, 2026, the aggregate principal amount of the Acreage and Wana Debt owing to the Optionor was approximately $175,421 (US$125,849) and the aggregate principal amount of the Acreage and Wana Debt owing to the ARCA Lender was approximately $110,177 (US$79,042).

Acreage is currently in default under the Third ARCA. On May 12, 2026, the Optionor, the ARCA Lender and Acreage, among others, entered into the Forbearance Agreement. Under the terms of the Forbearance Agreement, Acreage is required to appoint, among others, a chief restructuring officer and financial advisor in order to assist Acreage with a strategic review of its business. The initial forbearance period had an outside date of June 5, 2026, which was extended at the sole discretion of the lenders to June 16, 2026. The forbearance may be further extended at the sole discretion of the lenders. The portion of the Acreage and Wana Debt owing to the ARCA Lender ranks in priority to the portion of the Acreage and Wana Debt owing to the Company and may be exercised by the ARCA Lender over the assets pledged as security under the Acreage and Wana Debt. See “Risk Factors – In the event Acreage or Wana, as guarantor, cannot satisfy the debt obligations as they become due, the Acreage and Wana Debt may not be repaid and the Company may lose the entirety of its investment in the Acreage and Wana Debt, and, in the event Acreage or Wana are unable to continue as a going concern, which may occur in the event that the ARCA Lender enforces its security over the Acreage and Wana Debt, there would be a negative impact on Canopy USA’s business, financial results and operations and have an adverse impact on the Company’s U.S. strategy, and, potentially, negatively affect the share price of the Canopy Shares,” under Item 1A of this Comprehensive Form 10-K.

Elevate Loan Receivable

Prior to Canopy Growth’s deconsolidation of Canopy USA, intercompany loans (collectively the “Elevate loan”) existed between subsidiaries and these loans were eliminated in Canopy Growth’s consolidated financial statements. Upon deconsolidation of Canopy USA, the Elevate loan is now considered a related party loan and has been recognized in Canopy Growth’s consolidated financial statements at fair value. See Note 5, for the initial value of the Elevate loan receivable upon deconsolidation of Canopy USA.

On December 9, 2024, Canopy USA delivered guarantees in respect of the obligations owing pursuant to the Elevate loan receivable. Upon delivery thereof, each guarantee is now factored into the fair value consideration of the Elevate loan receivable. Refer to Note 24 for information on the valuation technique and other inputs used in determining the fair value.

As of March 31, 2026, the aggregate principal and interest amount owing to Canopy Growth is $240,742 (US$172,711) and $74,444 (US$53,407), respectively.

14. PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment are as follows:

	March 31,	March 31,
	2026	2025
Buildings and greenhouses	$313,234	$304,891
Production and warehouse equipment	72,897	64,096
Leasehold improvements	7,524	3,177
Office and lab equipment	12,343	11,043
Computer equipment	7,281	7,006
Land	5,286	4,987
Right-of-use-assets
Buildings and greenhouses	26,221	9,648
Production and warehouse equipment	986	-
Assets in process	2,108	643
	447,880	405,491
Less: Accumulated depreciation	(131,386)	(111,968)
	$316,494	$293,523

Depreciation expense included in cost of goods sold for the year ended March 31, 2026 is $16,609 (year ended March 31, 2025 – $18,895; year ended March 31, 2024 – $24,655). Depreciation expense included in selling, general and administrative expenses for the year ended March 31, 2026 is $2,417 (year ended March 31, 2025 – $2,627; year ended March 31, 2024 – $3,721).

See Note 7 for information on property, plant and equipment impairment charges of $1,715 in the year ended March 31, 2026 (year ended March 31, 2025 – $13,523 loss; year ended March 31, 2024 – $40,578 gain).

15. INTANGIBLE ASSETS

The components of intangible assets are as follows:

	March 31, 2026		March 31, 2025
	Gross	Net	Gross	Net
	Carrying	Carrying	Carrying	Carrying
	Amount	Amount	Amount	Amount
Finite lived intangible assets
Intellectual property	$90,646	$24,300	$87,770	$32,301
Distribution channel	56,985	11,817	46,210	2,093
Operating licenses	24,400	9,885	24,400	12,925
Software and domain names	33,404	797	33,159	1,763
Brands	31,722	21,876	14,499	7,469
Amortizable intangibles in process	237	237	194	194
Total	$237,394	$68,912	$206,232	$56,745

Indefinite lived intangible assets
Acquired brands		$23,499		$30,455
Total intangible assets		$92,411		$87,200

Amortization expense included in cost of goods sold for the year ended March 31, 2026 is $14 (year ended March 31, 2025 – $33; year ended March 31, 2024 – $55). Amortization expense included in selling, general and administrative expenses for the year ended March 31, 2026 is $17,433 (year ended March 31, 2025 – $21,563; year ended March 31, 2024 – $24,745).

Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

2027	$17,730
2028	16,979
2029	12,720
2030	3,451
2031	2,593
Thereafter	15,439
Total	68,912

See Note 7 for information on intangible asset impairment charges of $8,028 in the year ended March 31, 2026 (year ended March 31, 2025 – $nil; year ended March 31, 2024 – $17,266).

16. GOODWILL

The changes in the carrying amount of goodwill are as follows:

Balance, March 31, 2024	$43,239
Foreign currency translation adjustments	2,803
Balance, March 31, 2025	$46,042
Purchase accounting allocations	55,685
Impairment losses	(47,491)
Foreign currency translation adjustments	1,449
Balance, March 31, 2026	$55,685

Year ended March 31, 2026

As part of the Company’s annual impairment testing, the Company performed a quantitative goodwill impairment assessment for its remaining goodwill balance, which is assigned to the Company’s Storz & Bickel reporting unit. From the analysis, an impairment of $47,491 to Storz & Bickel’s goodwill was recognized as the estimated fair value of the Storz & Bickel reporting unit was determined using the income valuation method, with the most significant assumptions used in applying this method being: (i) the discount rate; (ii) the expected long-term growth rate; (iii) revenue growth rate projections; and (iv) annual cash flow projections. Certain negative trends, including slow growth rates, resulted in updated long-term financial forecasts indicating lower forecasted revenue and cash flow generation for the Storz & Bickel reporting unit. This methodology is consistent with that used by the Company for its annual impairment test conducted at March 31, 2025. At March 31, 2026, no goodwill remains relating to Storz & Bickel.

Year ended March 31, 2025

As part of the Company’s annual impairment testing, the Company performed a quantitative goodwill impairment assessment for its remaining goodwill balance, which is assigned to the Company’s Storz & Bickel reporting unit. From the analysis, no impairment was recognized as the estimated fair value of the Storz & Bickel reporting unit was more than its carrying value. The estimated fair value of the Storz & Bickel reporting unit was determined using the income valuation method, with the most significant assumptions used in applying this method being: (i) the discount rate; (ii) the expected long-term growth rate; (iii) revenue growth rate projections; and (iv) annual cash flow projections. This methodology is consistent with the methodology used by the Company in the prior year. At March 31, 2025, the remaining carrying value of the Storz & Bickel goodwill is $46,042.

17. OTHER ACCRUED EXPENSES AND LIABILITIES

The components of other accrued expenses and liabilities are as follows:

	March 31,	March 31,
	2026	2025
Employee compensation	$15,661	$13,729
Taxes and government fees	14,402	13,073
Professional fees	4,022	2,699
Other	8,914	9,112
	$42,999	$38,613

18. DEBT

The components of debt are as follows:

		March 31, 2026		March 31, 2025
	Maturity Date	Principle	Book Value	Principle	Book Value

Credit Facility	September 18, 2027	$-	$-	$216,686	$211,120
Loan Agreement	January 31, 2031	225,972	177,042	-	-
January 2026 Convertible Debenture	July 8, 2031	55,000	56,318	-	-
May 2024 Convertible Debenture	May 14, 2029	-	-	96,358	90,231
Other revolving debt facility, loan, and financings		-	-	2,422	2,718
		280,972	233,360	315,466	304,069
Less: current portion			(16,237)		(4,258)
Long-term portion			$217,123		$299,811

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

On July 13, 2023, as part of the Company’s balance sheet deleveraging initiatives, the Company entered into agreements with certain of its lenders under the Credit Agreement pursuant to which certain additional amendments were made to the Credit Agreement (the Credit Agreement, as amended as of July 13, 2023, is referred to herein as the “Amended Credit Agreement”). The Amended Credit Agreement required the Company to prepay or repurchase principal indebtedness under the Credit Facility in an amount equal to the U.S. dollar equivalent of $93,000 at a discounted price of US$930 per US$1,000 (the “July 2023 Paydown”). In addition, the Amended Credit Agreement required the Company to apply certain net proceeds from asset sales to prepay or repurchase principal indebtedness under the Credit Facility and receive principal reductions at, in certain circumstances, a discounted price of US$950 per US$1,000. The Amended Credit Agreement also included, among other things, amendments to the minimum liquidity covenant such that the US$100,000 minimum liquidity covenant ceased to apply concurrently with the July 2023 Paydown. The Company made the July 2023 Paydown on July 21, 2023.

Between August 11, 2023 and June 28, 2024, the Company repurchased additional outstanding principal amounts under the Credit Facility as follows:

•
On each of August 11, 2023 and September 14, 2023, the Company repurchased aggregate principal of $73,313 (US$54,491) for a cash payment of $69,647 (US$51,766) (the “Second Quarter 2024 Paydowns”).
•
On each of November 28, 2023 and December 27, 2023, the Company repurchased aggregate principal of $65,379 (US$48,532) for a cash payment of $63,167 (US$46,902) (the “Third Quarter 2024 Paydowns”).
•
On February 21, 2024, the Company repurchased aggregate principal of $31,078 (US$23,000) for a cash payment of $27,970 (US$20,700) (the “Fourth Quarter 2024 Paydown”).
•
On each of April 29, 2024 and June 28, 2024, the Company repurchased aggregate principal of $11,159 (US$8,165) for a cash payment of $11,159 (US$8,165) (the “First Quarter 2025 Paydowns”).

On August 8, 2024, the Company entered into an amendment (the “Amending Agreement”) with all of the lenders to the Credit Facility under the Amended Credit Agreement, among the Company and 11065220 Canada Inc., as borrowers, the lenders party thereto and Wilmington Trust, National Association, as administrative and collateral agent. Pursuant to the terms of the Amending Agreement, the maturity date of the Credit Facility was extended to December 18, 2026 and a mandatory US$97,500 prepayment of the Credit Facility at 97.5% of par thereby reducing the outstanding amount of the Credit Facility by US$100,000 was required to be made by December 31, 2024. In addition, the Amending Agreement provided for a further extension to the maturity date of the Credit Facility to September 18, 2027 if an optional prepayment on the same terms was made on or before March 31, 2025 (the “Optional Prepayment”). The Amending Agreement also included changes to certain negative covenants, repayment provisions in the event of divestitures and events of default.

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

Between September 27, 2024 and March 31, 2025, the Company repurchased additional outstanding principal amounts under the Credit Facility as follows:

•
On September 27, 2024, the Company repurchased aggregate principal of $1,148 (US$851) for a cash payment of $1,148 (US$851) (the “Second Quarter 2025 Paydown”).
•
On October 16, 2024, the Company repurchased aggregate principal of $137,710 (US$100,000) for a cash payment of $134,267 (US$97,500) (the “Third Quarter 2025 Paydown”).
•
On March 31, 2025, the Company made the Optional Prepayment and repurchased aggregate principal of $143,870 (US$100,000) for a cash payment of $140,273 (US$97,500).

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

On September 12, 2025, the Company made an early prepayment of US$25,000 at par (the “Early Prepayment”) to reduce the outstanding principal balance of the Credit Facility. The Early Prepayment satisfied the remainder of the Company’s prepayment obligations associated with the Third Paydown Agreement. The First Prepayment and the Early Prepayment resulted in an aggregate principal reduction of $69,230 (US$50,000) for a cash payment of $69,230 (US$50,000).

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

In addition, on September 9, 2020, Supreme Cannabis issued new senior unsecured non-convertible debentures (the “Accretion Debentures”). The principal amount began at $nil and accreted at a rate of 11.06% per annum based on the remaining principal amount of the Supreme Debentures of $36,500 to a maximum of $13,500, compounding on a semi-annual basis commencing on September 9, 2020, and ending on September 9, 2023. As of September 9, 2023, the principal amount of the Accretion Debentures was finalized as $10,434. The Accretion Debentures were payable in cash, but did not bear cash interest and were not convertible into common shares of Supreme Cannabis (the “Supreme Shares”). The principal amount of the Accretion Debentures amortized, or would be paid, at 1.0% per month over the 24 months prior to maturity.

As a result of an arrangement (the “Supreme Arrangement”) the Company completed with Supreme Cannabis on June 22, 2021 pursuant to which the Company acquired 100% of the issued and outstanding Supreme Shares, the Supreme Debentures remained outstanding as securities of Supreme Cannabis, which, upon conversion entitled the holder thereof to receive, in lieu of the number of Supreme Shares to which such holder was theretofore entitled, the consideration payable under the Supreme Arrangement that such holder would have been entitled to be issued and receive if, immediately prior to the effective time of the Supreme Arrangement, such holder had been the registered holder of the number of Supreme Shares to which such holder was theretofore entitled.

In connection with the Supreme Arrangement, the Company, Supreme Cannabis and Computershare Trust Company of Canada (the “Trustee”) entered into a supplemental indenture whereby the Company agreed to issue Canopy Shares upon conversion of any Supreme Debenture. In addition, the Company was able to force conversion of the Supreme Debentures outstanding with 30 days’ notice if the daily volume weighted average trading price of Canopy Shares was greater than $385.90 for any 10 consecutive trading days. The Company, Supreme Cannabis and the Trustee entered into a further supplemental indenture whereby the Company agreed to guarantee the obligations of Supreme Cannabis pursuant to the Supreme Debentures and the Accretion Debentures.

Prior to September 9, 2023, the Supreme Debentures were not redeemable. Beginning on and after September 9, 2023, Supreme Cannabis was from time to time, upon providing 60 days prior written notice to the Trustee, able to redeem the Supreme Debentures outstanding, provided that the Accretion Debentures had already been redeemed in full.

On May 2, 2024, the Company entered into the Exchange and Subscription Agreement (as defined below) where approximately $27,563 of aggregate principal amount of outstanding Supreme Debentures and Accretion Debentures were settled.

On August 20, 2024, the Company entered into an exchange and subscription agreement with a single institutional investor (the “August 2024 Investor”) pursuant to which, among other things, the August 2024 Investor delivered to the Company approximately $2,664 of aggregate principal amount of outstanding Supreme Debentures held by the August 2024 Investor in exchange for 291,351 Canopy Shares and $29 in cash for accrued interest.

For the years ended March 31, 2026 and March 31, 2025 principal payments on the Accretion Debentures totaled $165 and $1,473, respectively, and principal payments on the Supreme Debentures totaled $2,014 and $nil, respectively. As of March 31, 2026, the Supreme Debentures and the Accretion Debentures have been fully settled and are no longer outstanding.

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

The May 2024 Convertible Debenture was convertible into Canopy Shares at the option of the May 2024 Investor at a conversion price equal to $14.38 per share. The May 2024 Convertible Debenture was subject to a forced conversion feature upon notice from the Company in the event that the average closing trading price of the Canopy Shares on the TSX exceeds $21.57 for a period of 10 consecutive trading days. In addition, pursuant to the terms of the May 2024 Convertible Debenture, for so long as the principal amount under the May 2024 Convertible Debenture remained outstanding (the “2024 Debenture ROFR Term”), the Company granted the May 2024 Investor a right of first refusal to subscribe for, and to be issued, as an investor in any debt or equity financing that the Company wished to complete during the 2024 Debenture ROFR Term (the “Proposed Financing”); provided, however, that the May 2024 Investor was required to subscribe for 25% of the Proposed Financing on the same terms and conditions contemplated in the Proposed Financing (the “2024 Debenture ROFR”).

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

January 2026 Convertible Debenture

On January 7, 2026, the Company entered into an exchange agreement (the “Exchange Agreement”) with the May 2024 Investor pursuant to which, among other things, on January 8, 2026 (the “Exchange Closing Date”), the May 2024 Investor delivered to the Company the May 2024 Convertible Debenture held by the May 2024 Investor in exchange for (A) the Company issuing to the May 2024 Investor (i) new senior unsecured convertible debentures of the Company with an aggregate principal amount of $55,000 maturing on July 8, 2031 (the “January 2026 Convertible Debentures”), (ii) 12,731,481 common share purchase warrants of the Company (the “January 2026 Investor Warrants”), and (iii) 9,493,670 Canopy Shares (the “Exchange Shares”) and (B) a $10,500 cash payment from the Company (collectively, the “Exchange Transaction”).

Each January 2026 Investor Warrant entitles the holder to acquire one Canopy Share at an exercise price equal to $2.16 per Canopy Share until January 8, 2031. The January 2026 Convertible Debentures bear interest at a rate of 7.50% per annum, payable in semi-annual payments in cash, and are convertible, at the option of the May 2024 Investor, into Canopy Shares at a conversion price equal to $1.83 per Canopy Share.

The January 2026 Convertible Debentures are subject to a forced conversion feature upon notice from the Company in the event that the average closing trading price of the Canopy Shares on the TSX exceeds $2.75 for a period of 10 consecutive trading days.

Loan Agreement

On January 8, 2026, the Company entered into a loan and guaranty agreement (the “Loan Agreement”), by and among the Company, as a borrower, certain subsidiaries of the Company party thereto, as borrowers and/or guarantors, the parties identified therein as lenders (the “Lenders”), and JGB Collateral LLC, as administrative and collateral agent (“JGB”), pursuant to which, among other things, the Lenders advanced US$150,000 in cash pursuant to a senior secured term loan in the aggregate principal amount of approximately US$162,115 (collectively, the “Loans” and such transaction, the “Loan Transaction”). The Loans were funded on January 8, 2026 (the “Loan Closing Date”) with an original issue discount of approximately US$12,115. The Loans will mature on the earlier of (i) January 31, 2031, and (ii) the date that is 120 days prior to the maturity date of the January 2026 Convertible Debentures (as defined below).

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

On June 15, 2026, the Company amended the Loan Agreement pursuant to a first amendment to loan and guaranty agreement (the “Amendment”), by and among the Company, as a borrower, certain subsidiaries of the Company party thereto, as borrowers and/or guarantors, certain lenders party thereto, and JGB. Pursuant to the Amendment, the Lenders have, among other things, restricted the Company’s and certain of its subsidiaries’ ability to exchange any Non-Voting Shares into Canopy USA Class B Shares at any time prior to the Stock Exchange Permissibility Date.

Debt payments

As of March 31, 2026, the required principal repayments under long-term debt obligations for each of the five succeeding fiscal years and thereafter are as follows:

2027	$12,545
2028	50,180
2029	50,180
2030	50,180
2031	62,887
Thereafter	55,000
$280,972

19. OTHER LIABILITIES

The components of other liabilities are as follows:

	As at March 31, 2026			As at March 31, 2025
	Current	Long-term	Total	Current	Long-term	Total
Lease liabilities	$14,327	$31,027	$45,354	$16,542	$27,786	$44,328
Acquisition consideration and other investment related liabilities	-	4,552	4,552	-	4,439	4,439
Refund liability	3,638	-	3,638	2,661	-	2,661
Settlement liabilities and other	18,903	1,794	20,697	6,231	4,048	10,279
	$36,868	$37,373	$74,241	$25,434	$36,273	$61,707

Included in the settlement liabilities and other balance at March 31, 2026 is a litigation accrual. For the year ended March 31, 2026, a new litigation provision was recorded as a result of legal proceeding developments during the period.

20. SHARE CAPITAL

Authorized

An unlimited number of common shares and exchangeable shares.

(i) Equity financings

Year ended March 31, 2026

For the year ended March 31, 2026, the Company sold 127,505,498 Canopy Shares for gross proceeds of $238,379 (US$173,278) under the February 2025 ATM Program (as defined below). As of March 31, 2026, the February 2025 ATM Program has been completed and a total of 150,674,856 Canopy Shares have been sold for gross proceeds of $276,694 (US$200,000).

On August 29, 2025, the Company established a new at-the-market equity program (the “August 2025 ATM Program” and together with the June 2024 ATM Program (as defined below) and the February 2025 ATM Program, the “ATM Programs”) that allows it to issue and sell up to US$200,000 of common shares of the Company to the public from time to time at the Company’s discretion in concurrent public offerings in the United States (the “U.S. Offering”) and Canada; provided, however; that (i) sales of common shares in the August 2025 ATM Program in Canada is limited to aggregate gross sales proceeds to the Company of up to US$50,000 (or its Canadian dollar equivalent) (the “Canadian Offering”); and (ii) in no event will the combined gross sales proceeds of the August 2025 ATM Program in the United States and Canada exceed US$200,000. The Company established the August 2025 ATM Program pursuant to an equity distribution agreement (the “August 2025 Equity Distribution Agreement”) entered into among the Company and BMO Nesbitt Burns Inc., as Canadian agent, and BMO Capital Markets Corp., as U.S. agent (together, the “Agents”).

The August 2025 ATM Program will be effective until the earlier of (A) June 5, 2027; (B) the issuance and sale of common shares having an aggregate offering price of US$200,000 on the terms and subject to the conditions set forth in the August 2025 Equity Distribution Agreement; (C) the date on which the Company’s registration statement, as amended, filed with the SEC (the “Registration Statement”) has ceased to be useable for sales of Shelf Securities (as defined in the August 2025 Equity Distribution Agreement) pursuant to General Instruction I.B.1 of Form S-3; (D) the date on which the Company receives notice from the SEC that the Registration Statement has ceased to be effective; and (E) the date on which the August 2025 Equity Distribution Agreement is terminated by the parties. Notwithstanding the foregoing, the Canadian Offering will automatically terminate on the earlier of (i) July 5, 2026; (ii) the date on which the issuance and sale of common shares in the Canadian Offering equals US$50,000 (or its Canadian dollar equivalent); (iii) the date on which the Company receives notice from the Ontario Securities Commission that the Company’s Canadian short form base shelf prospectus dated June 5, 2024 has ceased to be effective; or (iv) the date on which the August 2025 Equity Distribution Agreement is terminated pursuant to clauses (A) through (E) above; provided, however, that a termination of the Canadian Offering as contemplated by clauses (i), (ii) and (iii) above will in no case affect the U.S. Offering and the August 2025 Equity Distribution Agreement will continue in full force and effect with respect to the U.S. Offering. The August 2025 Equity Distribution Agreement replaced the February 2025 Equity Distribution Agreement (as defined below).

During the fiscal year ended March 31, 2026, the Company sold 56,206,101 common shares for gross proceeds of $135,792 (US$98,040) under the August 2025 ATM Program.

Year ended March 31, 2025

On June 6, 2024, the Company established an at-the-market equity program that allowed it to issue and sell up to US$250,000 of common shares of the Company to the public from time to time at the Company’s discretion (the “June 2024 ATM Program”) pursuant to an equity distribution agreement (the “June 2024 Equity Distribution Agreement”) entered into among the Company and the Agents. As of March 31, 2025, the June 2024 ATM Program has been completed and a total of 71,044,862 Canopy Shares have been sold for gross proceeds of $347,076 (US$250,000).

On February 28, 2025, the Company established a new at-the-market equity program that allowed it to issue and sell up to US$200,000 of common shares of the Company to the public from time to time at the Company’s discretion (the “February 2025 ATM Program”) pursuant to an equity distribution agreement (the “February 2025 Equity Distribution Agreement”) entered into among the Company and the Agents. The February 2025 Equity Distribution Agreement replaced the June 2024 Equity Distribution Agreement (as defined below).

During the fiscal year ended March 31, 2025, the Company sold 23,169,358 Canopy Shares for gross proceeds of $38,315 under the February 2025 ATM Program. Refer to Note 36 for additional information on Canopy Shares sold after March 31, 2025 as part of the February 2025 ATM Program.

Year ended March 31, 2024

On September 18, 2023, the Company entered into subscription agreements (the “Subscription Agreements”) with certain institutional investors (the “Investors”). Pursuant to the terms of the Subscription Agreements, the Company issued 2,292,947 units (after giving effect to the Share Consolidation (as defined below)) of the Company (the “Units”) to the Investors at a price per Unit of US$10.90 (after giving effect to the Share Consolidation) for aggregate gross proceeds of $33,745 (US$25,000) (the “Unit Offering”). Each Unit is comprised of one Canopy Share and one common share purchase warrant (a “Warrant”). Each Warrant entitles the holder to acquire one Canopy Share at a price per share equal to US$13.50 (after giving effect to the Share Consolidation) for a period of five years from the date of issuance. The Unit Offering closed on September 19, 2023. The Investors also held an over-allotment option to acquire up to an additional 2,292,947 (after giving effect to the Share Consolidation) Units at a price per Unit of US$10.90 (after giving effect to the Share Consolidation) for aggregate gross proceeds of approximately US$25,000 at the discretion of the Investors at any time on or before November 2, 2023 (the “Over-Allotment Option”). The Over-Allotment Option was not exercised by the Investors and expired on November 2, 2023.

The gross proceeds from the Unit Offering were allocated to the Canopy Shares, Warrants, and Over-Allotment Option based on their relative fair values. Unit quantities, price per Unit amounts and exercise price of the Warrants relating to the Subscription Agreements have been retrospectively adjusted to reflect the consolidation of the issued and outstanding Canopy Shares on the basis of one post-consolidation common share for every 10 pre-consolidation common share (the “Share Consolidation”), which became effective on December 15, 2023, see Note 2 for details.

On January 18, 2024, the Company entered into subscription agreements (the “January 2024 Subscription Agreements”) with certain institutional investors (the “January 2024 Investors”). Pursuant to the terms of the January 2024 Subscription Agreements, the Company issued 8,158,510 units of the Company (the “January 2024 Units”) to the January 2024 Investors at a price per January 2024 Unit of US$4.29 for aggregate gross proceeds of approximately $47,117 (US$35,000) (the “January 2024 Unit Offering”). Each January 2024 Unit is comprised of (a) one Canopy Share and (b)(i) one Series A common share purchase warrant (a “Series A

Warrant”) or (ii) one Series B common share purchase warrant (a “Series B Warrant” and, together with the Series A Warrants, the “January 2024 Warrants”). Each January 2024 Warrant entitles the holder to acquire one Canopy Share from the Company at a price per share equal to US$4.83. The Series A Warrants are exercisable until January 19, 2029, and the Series B Warrants are exercisable for a period commencing on July 19, 2024 until July 19, 2029. The January 2024 Unit Offering closed on January 19, 2024.

The gross proceeds from the January 2024 Unit Offering were allocated to the Canopy Shares and the January 2024 Warrants based on their relative fair values.

(ii) Other issuances of common shares

During the year ended March 31, 2026, the Company issued the following common shares, net of share issuance costs, as a result of business combinations, milestones being met, and other equity-settled transactions:

	Number of common shares	Share capital	Share and warrant reserve
Other issuances and share issue costs	30,375	$(6,750)	$-
Total	30,375	$(6,750)	$-

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

During the year ended March 31, 2024, the Company issued the following common shares, net of share issuance costs, as a result of business combinations, milestones being met, and other equity-settled transactions:

	Number of common shares	Share capital	Share based reserve
Settlement of convertible debentures	8,445,894	$108,055	$-
Settlement of 4.25% unsecured senior notes	11,477,366	57,084	-
Settlement of debentures	7,341,818	87,754	-
Other issuances and share issue costs	6,165	(317)	(80)
Total	27,271,243	$252,576	$(80)

(iii) Liability classified warrants

The Company applies the Black-Scholes option pricing model to determine the fair value of its liability classified warrants at each reporting date with changes in fair value recorded in the consolidated statements of operations and comprehensive loss, see Note 26 for details. The following is a summary of the Company’s liability classified warrant activity during the years ended March 31, 2024, 2025 and 2026:

	Number of whole warrants	Weighted average exercise price	Weighted average remaining life (years)
Balance outstanding at March 31, 2023[1]	-	$-	-
Issuance of warrants from private placement	10,451,457	5.51	5.11
Balance outstanding at March 31, 2024	10,451,457	$5.51	5.03
Issuance of warrants	1,197,658	5.17	4.49
Issuance of replacement warrants resulting from the Acreage Acquisition	1,845,843	10.53	4.30
Exercise of warrants	(1,279,660)	6.60	-
Expiry of warrants	(82,148)	125.60	-
Balance outstanding at March 31, 2025	12,133,150	$5.59	4.09
Issuance of warrants	18,705,578	1.80	5.00
Balance outstanding at March 31, 2026	30,838,728	$3.23	4.11

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

The following is a summary of the Company’s liability classified warrant balances during the years ended March 31, 2024, 2025 and 2026:

Warrant derivative liability
Fair value as of March 31, 2023	$-
Initial measurement upon issuance of warrants	62,616
Fair value change	37,325
Fair value as of March 31, 2024	$99,941
Initial measurement upon issuance of warrants	4,828
Initial measurement upon issuance of replacement warrants resulting from the Acreage Acquisition	7,111
Exercise of warrants	(13,996)
Fair value change	(89,237)
Balance outstanding at March 31, 2025	$8,647
Issuance of warrants	27,571
Fair value change	(8,696)
Balance outstanding at March 31, 2026	$27,522

(iv) Equity classified warrants

The following is a summary of the Company’s equity classified warrant activity during the years ended March 31, 2024, 2025 and 2026:

	Number of whole warrants	Weighted average exercise price	Weighted average remaining life (years)	Warrant reserve
				(As Restated)
Balance outstanding at March 31, 2023	12,819,305	$580.38	1.49	$2,581,788
Expiry of warrants	(12,819,305)	580.38	-	-
Balance outstanding at March 31, 2024	-	$-	-	$2,581,788
Issuance of warrants	3,350,430	16.18	5.00	8,697
Balance outstanding at March 31, 2025	3,350,430	$16.18	4.12	$2,590,485
Issuance of warrants	12,731,481	2.16	5.00	17,587
Issuance of replacement warrants	7,446,919	1.90	1.39	4,559
Balance outstanding at March 31, 2026	23,528,830	$4.08	3.46	$2,612,631

As part of the acquisition of MTL Cannabis Corp. (“MTL”), the Company issued 7,446,919 replacement warrants with an average strike price of $1.90 per whole warrant.

(v) Issuances of exchangeable shares

On April 18, 2024, Greenstar Canada Investment Limited Partnership (“Greenstar”) and CBG Holdings LLC (“CBG”), indirect, wholly-owned subsidiaries of CBI, exchanged all 17,149,925 Canopy Shares they collectively held for 17,149,925 Exchangeable Shares for no consideration. In addition, an additional 9,111,549 Exchangeable Shares were issued to Greenstar as part of an exchange agreement with Greenstar, pursuant to which Greenstar converted approximately $81,220 of principal amount of the $100,000 principal amount of a promissory note for the additional Exchangeable Shares (the “Note Exchange”). The Exchangeable Shares are convertible at any time, at the option of the holder, into Canopy Shares on a one for one basis.

21. SHARE-BASED COMPENSATION

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

The maximum number of common shares reserved for Awards is 42,206,823 at March 31, 2026 (March 31, 2025 – 18,386,530). As of March 31, 2026, the only Awards issued have been Options, RSUs and performance share units (“PSUs”) under the Previous Equity Incentive Plan, and Options and RSUs under the Omnibus Equity Incentive Plan.

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

The following is a summary of the changes in the Options outstanding during the years ended March 31, 2024, 2025 and 2026:

	Options issued	Weighted average exercise price
Balance outstanding at March 31, 2023	1,375,089	$271.20
Options granted	2,438,257	6.22
Options exercised	(1,143)	0.60
Options forfeited	(928,281)	214.17
Balance outstanding at March 31, 2024	2,883,922	$271.20
Options granted	990,107	8.81
Replacement options issued resulting from the Acreage Acquisition	93,383	85.67
Options exercised	(18,621)	6.05
Options forfeited	(299,876)	334.48
Balance outstanding at March 31, 2025	3,648,915	$32.81
Options granted	2,799,022	2.00
Replacement options issued(1)	230,515	1.55
Options expired/forfeited	(3,934,597)	28.94
Balance outstanding at March 31, 2026(1)	2,743,855	$4.19

(1) Included is 70,515 replacement compensation options with an exercise price of $1.59 per compensation option. Each compensation option is exercisable for one Canopy Share and one half of one Canopy Growth warrant. Each whole Canopy Growth warrant is exercisable to acquire one Canopy Share until September 19, 2028 at an exercise price of $2.61 per Canopy Share.

As part of the acquisition of MTL, the Company issued 230,515 replacement options with an average strike price of $1.55 per Option. Included in the replacement option balance was 70,515 compensation options which are exercisable for one Canopy Share and one half of one Canopy Growth warrant. Each whole Canopy Growth warrant is exercisable to acquire one Canopy Share at an exercise price of $2.61 per Canopy Share.

The following is a summary of the Options outstanding as at March 31, 2026:

	Options Outstanding		Options Exercisable
		Weighted Average		Weighted Average
		Remaining		Remaining
	Outstanding at	Contractual Life	Exercisable at	Contractual Life
Range of Exercise Prices	March 31, 2026	(years)	March 31, 2026	(years)
$1.53 - $7.50	2,573,074	4.73	486,325	3.11
$7.51 - $56.10	157,803	3.70	80,886	3.22
$56.11 - $308.70	12,978	1.87	12,978	1.87
	2,743,855	4.65	580,189	3.10

At March 31, 2026, the weighted average exercise price of Options outstanding and options exercisable was $4.19 and $10.06, respectively (March 31, 2025 – $32.81 and $63.41, respectively).

The Company recorded $1,123 in share-based compensation expense related to Options issued to employees and contractors for the year ended March 31, 2026 (for the year ended March 31, 2025 – $(8,619); for the year ended March 31, 2024 – $10,403). The share-based compensation expense for the year ended March 31, 2025 includes a large expense reversal resulting from the departure of the Company’s former CEO. The departure resulted in a reversal of expense relating to unvested equity.

The Company uses the Black-Scholes option pricing model to establish the fair value of Options granted during the years ended March 31, 2026, 2025 and 2024 on their measurement date by applying the following assumptions:

	March 31,	March 31,	March 31,
	2026	2025	2024
Risk-free interest rate	2.72%	3.44%	3.83%
Expected life of options (years)	3 - 5	3 - 5	3 - 5
Expected volatility	121%	117%	83%
Expected forfeiture rate	18%	19%	21%
Expected dividend yield	nil	nil	nil
Black-Scholes value of each Option	$1.60	$5.94	$3.87

Volatility was estimated by using the historical volatility of the Company. The expected life in years represents the period of time that Options granted are expected to be outstanding. The risk-free rate was based on zero coupon Canada government bonds with a remaining term equal to the expected life of the Options.

For the year ended March 31, 2026, the Company recorded $3,143 in share-based compensation expense related to RSUs and PSUs (for the year ended March 31, 2025 – $4,414, for the year ended March 31, 2024 – $3,777).

The following is a summary of changes in the Company’s RSUs and PSUs during the years ended March 31, 2024, 2025 and 2026:

Number of RSUs and PSUs
Balance outstanding at March 31, 2023	258,322
RSUs and PSUs granted	1,556,983
RSUs and PSUs released	(140,496)
RSUs and PSUs cancelled and forfeited	(402,510)
Balance outstanding at March 31, 2024	1,272,299
RSUs and PSUs granted	774,331
Replacement RSUs issued resulting from the Acreage Acquisition	6,627
RSUs and PSUs released	(449,636)
RSUs and PSUs cancelled and forfeited	(243,936)
Balance outstanding at March 31, 2025	1,359,685
RSUs granted	3,881,642
RSUs and PSUs released	(778,558)
RSUs and PSUs cancelled and forfeited	(1,540,151)
Balance outstanding at March 31, 2026	2,922,618

22. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income includes the following components:

	Foreign currency translation adjustments	Changes of own credit risk of financial liabilities	Accumulated other comprehensive income (loss)
As at March 31, 2023	$(30,261)	$16,401	$(13,860)
Disposal of consolidated entities	-	11,060	11,060
Other comprehensive income	(917)	(12,334)	(13,251)
As at March 31, 2024	$(31,178)	$15,127	$(16,051)
Disposal and liquidation of consolidated entities	18,593	-	18,593
Extinguishment of promissory note and issuance of exchangeable shares	-	(15,127)	(15,127)
Other comprehensive income	13,120	-	13,120
As at March 31, 2025	$535	$-	$535
Other comprehensive income	9,995	-	9,995
As at March 31, 2026	$10,530	$-	$10,530

23. NONCONTROLLING INTERESTS

The net change in the noncontrolling interests is as follows:

	BioSteel	Other	Total
As at March 31, 2023	$1,447	$140	$1,587
Comprehensive loss	(18,526)		(18,526)
Net loss attributable to redeemable noncontrolling interest	18,526	-	18,526
Share-based compensation	148	-	148
Ownership changes	(1,595)	(1)	(1,596)
As at March 31, 2024	$-	$139	$139
Canopy USA Transactions	-	(139)	(139)
As at March 31, 2025	$-	$-	$-
Comprehensive income (loss)	-	-	-
As at March 31, 2026	$-	$-	$-

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

The following table represents the Company’s financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair value measurement using
	Quoted	Significant
	prices in	other	Significant
	active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
			(As Restated)
March 31, 2026
Assets:
Restricted short-term investments	$5,046	$-	$-	$5,046
Other investments	46	-	105,979	106,025
Liabilities:
Warrant derivative liability	-	-	27,522	27,522

March 31, 2025
Assets:
Short-term investments	$17,656	$-	$-	$17,656
Restricted short-term investments	6,410	-	-	6,410
Other investments	46	-	177,827	177,873
Liabilities:
Warrant derivative liability	-	-	8,647	8,647

The following table summarizes the valuation techniques and significant unobservable inputs in the fair value measurement of significant level 3 financial instruments:

Financial asset / financial liability	Valuation techniques	Significant unobservable inputs	Relationship of unobservable inputs to fair value
Canopy USA, LLC Equity Method Investment	Asset based approach	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
		Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
		Expected future cash flows	Increase or decrease in expected future cash flows will result in an increase or decrease in fair value
		Volatility of Wana and Jetty equity	Increase or decrease in volatility will result in an increase or decrease in fair value
Canopy USA LPs Equity Method Investment	Asset based approach	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
Elevate Loan Receivable	Lesser of discounted cash flow and debtor net assets	Equity value of Canopy USA	Increase or decrease in equity value will result in an increase or decrease in fair value
Acreage and Wana Debt	Lesser of discounted cash flow and debtor net assets	Equity value of Canopy USA	Increase or decrease in equity value will result in an increase or decrease in fair value
Warrant derivative liability	Black-Scholes option pricing model	Volatility of Canopy Share price	Increase or decrease in volatility will result in an increase or decrease in fair value

25. REVENUE

Revenue is disaggregated as follows:

	Years ended
	March 31,	March 31,	March 31,
	2026	2025	2024
Cannabis
Canadian adult-use cannabis[1]	$94,472	$78,828	$92,803
Canadian medical cannabis[2]	90,818	77,032	66,362
International markets cannabis	28,654	30,866	32,518
	$213,944	$186,726	$191,683

Storz & Bickel	$70,659	$82,269	$79,464
This Works	-	-	21,256
Other[1,2]	-	-	4,743
Net revenue	$284,603	$268,995	$297,146

1 A reclassification of $433 of ancillary cannabis revenues from Other to Canadian adult-use cannabis occurred for the year ended March 31, 2024.

2 A reclassification of $5,016 of ancillary cannabis revenues from Other to Canadian medical cannabis occurred for the year ended March 31, 2024.

3 Canadian adult-use cannabis net revenue during the year ended March 31, 2026 reflects excise taxes of $51,856 (year ended March 31, 2025 - $36,442; and year ended March 31, 2024 - $40,115).

4 Canadian medical cannabis net revenue during the year ended March 31, 2026 reflects excise taxes of $10,368 (year ended March 31, 2025 - $8,532; and year ended March 31, 2024 - $6,673).

The Company recognizes variable consideration related to estimated future product returns and price adjustments as a reduction of the transaction price at the time revenue for the corresponding product sale is recognized. Net revenue reflects actual returns and variable consideration related to estimated returns and price adjustments in the amount of $5,107 for the year ended March 31, 2026 (year ended March 31, 2025 – $4,266; and year ended March 31, 2024 – $4,159). As of March 31, 2026, the liability for estimated returns and price adjustments was $3,638 (March 31, 2025 – $2,661).

26. OTHER INCOME (EXPENSE), NET

Other income (expense), net is disaggregated as follows:

	Years ended
	March 31,	March 31,	March 31,
	2026	2025	2024
		(As Restated)	(As Restated)
Fair value changes on Canopy USA related assets	$(67,010)	$(397,312)	$(125,341)
Fair value changes on other financial assets	-	(2,915)	535
Fair value changes on debt	-	-	(35,843)
Fair value changes on derivative liability	8,696	89,237	(31,977)
Fair value changes on acquisition related contingent consideration and other	-	(35,525)	12,315
(Loss) gain related to settlement of debt	(14,593)	22,340	(12,134)
Interest income	9,997	8,815	16,235
Interest expense	(38,192)	(74,569)	(105,352)
Foreign currency gain (loss)	(624)	1,486	704
Other income (expense), net	500	(2,174)	1,806
	$(101,226)	$(390,617)	$(279,052)

27. INCOME TAXES

Net loss before income taxes was generated as follows:

	Years ended
	March 31,	March 31,	March 31,
	2026	2025	2024
		(As Restated)	(As Restated)
Domestic - Canada	$(184,743)	$(889,018)	$(317,197)
Foreign - outside of Canada	(78,142)	381,258	(190,569)
	$(262,885)	$(507,760)	$(507,766)

The income tax (expense) recovery consists of the following:

	Years ended
	March 31,	March 31,	March 31,
	2026	2025	2024
Current
Domestic - Canada	$(96)	$79	$(462)
Foreign - outside of Canada	109	(418)	194
	$13	$(339)	$(268)
Deferred
Domestic - Canada	$(53)	$(7,006)	$(12,596)
Foreign - outside of Canada	17	204	537
	(36)	(6,802)	(12,059)
Income tax (expense) recovery	$(23)	$(7,141)	$(12,327)

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

A reconciliation of the amount of income taxes reflected above compared to the expected income taxes calculated at the federal statutory income tax rate of 15% for the years ended March 31, 2026, 2025 and 2024 is as follows:

	Years ended
	March 31, 2026		March 31, 2025		March 31, 2024
	Amount	Percent	Amount	Percent	Amount	Percent
Canadian federal statutory rate	$39,433	15.0%	$76,164	15.0%	$76,165	15.0%
State and local income taxes, net of federal income tax effect[1]	(65)	-0.2%	(2,966)	-3.9%	(5,286)	-6.9%
Acquisition costs	(1,178)	-3.0%	(949)	-1.2%	(3,749)	-4.9%
Deconsolidation of subsidiaries	-	0.0%	-	0.0%	(51,787)	-68.0%
Settlement of debt	-	0.0%	(4,715)	-6.2%	1,174	1.5%
Fair value of warrant derivative liability	1,305	3.3%	13,386	17.6%	(5,462)	-7.2%
Other	(1,123)	-2.8%	133	0.2%	(330)	-0.4%
Non-deductible and (non taxable) items	(996)	-2.5%	7,855	10.3%	(60,154)	-79.0%
Federal statutory tax rate differential	(155)	-0.4%	1,135	1.5%	6,697	8.8%
Divestiture of subsidiaries	-	0.0%	-	0.0%	(16,069)	-21.1%
Other	366	0.9%	(2,866)	-3.8%	266	0.3%
The Netherlands	211	0.5%	(1,731)	-2.3%	(9,106)	-12.0%
Federal statutory tax rate differential	10,725	27.2%	1,538	2.0%	6,982	9.2%
Valuation Allowance	(21,076)	-53.4%	(2,892)	-3.8%	(15,772)	-20.7%
Other	325	0.8%	(143)	-0.2%	(1,127)	-1.5%
Germany	(10,026)	-25.4%	(1,497)	-2.0%	(9,917)	-13.0%
Federal statutory tax rate differential	-	0.0%	(11,570)	-15.2%	(3,865)	-5.1%
Divestiture of subsidiaries	-	0.0%	28,905	38.0%	9,663	12.7%
United Kingdom	-	0.0%	17,335	22.8%	5,798	7.6%
Federal statutory tax rate differential	252	0.6%	869	1.1%	15,783	20.7%
Valuation Allowance	(259)	-0.7%	(3,091)	-4.1%	(27,995)	-36.8%
Deconsolidation of subsidiaries	-	0.0%	43,365	56.9%	(7,348)	-9.6%
United States of America	(7)	0.0%	41,143	53.9%	(19,560)	-25.7%
Other foreign jurisdictions	482	1.2%	1,723	2.3%	4,932	6.5%
Foreign Tax Effects	(9,340)	-23.7%	56,973	74.7%	(27,853)	-36.6%
Change in valuation allowances	(22,485)	-57.0%	(90,220)	-118.5%	55,468	72.8%
Other	(1,544)	-3.9%	(90)	-0.1%	(1,209)	-1.6%
Reversal of tax recorded in OCI	-	0.0%	(3,203)	-4.2%	(5,830)	-7.7%
Non-taxable portion of capital gains and losses	(5,026)	-12.7%	(51,654)	-67.8%	(43,628)	-57.3%
Other adjustments	(6,570)	-16.7%	(54,947)	-72.1%	(50,667)	-66.5%
Income tax (expense) recovery	$(23)	-0.1%	$(7,141)	-9.4%	$(12,327)	-16.2%
[1] Canadian provincial income taxes paid are 100% attributed to Ontario.

Current income taxes payable in the amount of $291 (March 31, 2025 – $397) is included in accounts payable and current income taxes receivable in the amount of $nil (March 31, 2025 – $nil) is included in other accounts receivable.

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

Significant components of deferred income tax assets (liabilities) consist of the following:

	March 31,	March 31,
	2026	2025
Deferred income tax assets
Property, plant and equipment	$74,028	$74,392
Intangible assets	30,263	17,483
Inventory reserves and write-downs	5,584	5,587
Other reserves and accruals	6,501	2,792
Losses carried forward	1,184,939	1,176,913
Equity method investments and other financial assets	113,359	106,570
Deferred financing costs	7,581	11,439
Unrealized losses	62,211	68,877
Other	32,069	10,698
Gross deferred income tax assets	1,516,535	1,474,751
Valuation allowances	(1,508,750)	(1,474,467)
Total deferred income tax assets, net	$7,785	$284

Deferred income tax liabilities
Property, plant and equipment	$(1,849)	$-
Intangible assets	(7,394)	-
Deferred financing costs	(5,506)	-
Other	(973)	-
Total deferred income tax liabilities	(15,722)	-
Net deferred income tax assets (liabilities)	$(7,937)	$284

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

As at March 31, 2026, the Company had temporary differences associated with investments in foreign subsidiaries for which no deferred income tax liabilities have been recognized, as the Company is able to control the timing of the reversal of these temporary differences and material undistributed earnings are considered permanently invested. Determination of the amount of the unrecognized deferred income tax liability is not practicable due to the inherent complexity of the multi-jurisdictional operations of the Company.

The cash income taxes paid by jurisdiction are as follows:

	Years ended
	March 31,	March 31,	March 31,
	2026	2025	2024

Canadian federal	$-	$(104)	$(5,706)
Canadian provincial[1]	-	(24)	-
Foreign
Australia	307	254	-
Germany	(325)	529	485
Netherlands	162	-	(195)
USA	-	-	1,260
Total foreign	144	783	1,550
	$144	$655	$(4,156)
[1] Canadian provincial income taxes paid are 100% attributed to Ontario

As at March 31, 2026, the Company has the following losses carried forward available to reduce future years’ taxable income, which losses expire as follows:

Expiring within 5 years	$1,864
Expiring between 5 and 10 years	12,629
Expiring between 10 and 15 years	853,917
Expiring between 15 and 20 years	2,313,166
Indefinite	581,948
$3,763,524

Total in Canada	$3,179,713
Total in United States	505,295
Total in Europe	78,516
$3,763,524

Total operating losses	$3,763,524
Total capital losses (carried forward indefinitely)	1,427,322
$5,190,846

28. ACQUISITIONS

(a) Year ended March 31, 2026

The following table summarizes the consolidated balance sheet impact at acquisition of the Company’s business combinations that occurred in the year ended March 31, 2026.

MTL Cannabis
Corp.
Cash and cash equivalents	$4,999
Accounts receivable	9,752
Inventory	17,156
Other current assets	1,469
Property, plant and equipment	37,218
Intangible assets
Brands	17,300
Distribution channel	10,750
Goodwill	55,685
Accounts payable	(7,867)
Other accrued expenses and liabilities	(9,198)
Other current liabilities	(1,287)
Deferred income tax liabilities	(8,199)
Other long-term liabilities	(15,475)
Net assets acquired	$112,303

Consideration paid in cash	$18,555
Consideration paid in shares	60,998
Replacement equity	4,770
Other consideration	27,980
Total consideration	$112,303

Total consideration paid in cash	$46,535
Less: Cash and cash equivalents acquired	(4,999)
Net cash outflow	$41,536

Acquisition of MTL

On March 16, 2026, the Company and MTL completed an arrangement in accordance with a plan of arrangement under the Canada Business Corporations Act (the “MTL Arrangement”) and the Company now owns 100% of the issued and outstanding common shares of MTL (the “MTL Shares”). Pursuant to the terms of the MTL Arrangement, shareholders of MTL (the “MTL Shareholders”) received 0.32 of a Canopy Share and $0.144 in cash (the “Cash Consideration”) for each MTL Share held immediately prior to the closing of the MTL Arrangement.

In connection with the MTL Arrangement:

•
each outstanding warrant to purchase MTL Shares that was out-of-the-money (each, a “MTL Warrant”) was exchanged for a replacement warrant (a “Replacement Warrant”) to acquire from Canopy Growth the number of Canopy Shares as is equal to (a) the number of MTL Shares issuable on the exercise of such MTL Warrant immediately prior to the effective time of the MTL Arrangement (the “Effective Time”), multiplied by (b) 0.32. The exercise price per Canopy Share subject to any such Replacement Warrants is equal to the price per Canopy Share that was otherwise payable to acquire a MTL Share pursuant to the MTL Warrant it replaced less an amount equal to the Cash Consideration;
•
each outstanding option to purchase MTL Shares that was out-of-the-money (each, a “MTL Option”) was exchanged for a replacement option (a “Replacement Option”) to acquire from Canopy Growth the number of Canopy Shares as is equal to (a) the number of MTL Shares issuable on exercise of such MTL Option immediately prior to the Effective Time, multiplied by (b) 0.32. The exercise price per Canopy Share subject to any such Replacement Option is equal to the price per Canopy Share that was otherwise payable to acquire a MTL Share pursuant to the MTL Option it replaced less an amount equal to the Cash Consideration; and
•
each outstanding compensation option (collectively, “MTL Compensation Options”) to purchase units of MTL (the “MTL Units”) was exchanged for a compensation option (a “Replacement Compensation Option”) to acquire from Canopy Growth the number of units (the “Canopy Units”) as is equal to (a) the number of MTL Units that were issuable on exercise of such MTL Compensation Option immediately prior to the Effective Time, multiplied by (b) 0.32. The exercise price per Canopy Unit subject to any such Replacement Compensation Option is equal to the price per Canopy Unit that was otherwise payable to acquire a MTL Unit pursuant to the MTL Compensation Option it replaced less an amount equal to the Cash Consideration. Each Canopy Unit is comprised of one Canopy Share and one half of one Canopy Growth warrant (each whole warrant, a “Canopy Unit Warrant”), with each Canopy Unit Warrant exercisable to acquire one Canopy Share until September 19, 2028 at an exercise price of C$2.61 per Canopy Share, subject to adjustment in accordance with its terms.

In aggregate, upon closing of the transaction, the Company issued 41,232,337 Canopy Shares and made a cash payment of $18,555 pursuant to the MTL Arrangement as consideration to the MTL Shareholders for the MTL Shares. In addition, 2,956,391 Canopy Shares were issued under the MTL Arrangement to certain former shareholders (the “MC Shareholders”) of Montreal Cannabis Medical, Inc. (“MC”) in exchange for a release of all prior obligations owing to the former MC Shareholders in connection with MTL’s prior acquisition of MC. The Canopy Shares issued to the MC Shareholders are subject to an 18-month restriction on transfer. The Company also issued 7,446,919 Replacement Warrants, 160,000 Replacement Options and 70,515 Replacement Compensation Options. The fair value of the replacement equity totaled $4,770, calculated using a Black-Scholes model. Other consideration of $27,980 relates to cash payments made to settle preexisting debt and is considered part of the transaction consideration.

(b) Year ended March 31, 2025

There were no acquisitions during the fiscal year ended March 31, 2025.

(c) Year ended March 31, 2024

There were no acquisitions during the fiscal year ended March 31, 2024.

29. DIVESTITURES

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

30. ACREAGE ARRANGEMENT

On December 9, 2024, Canopy USA completed the Acreage Acquisition and now owns 100% of the issued and outstanding shares of Acreage. In aggregate, Canopy Growth issued 5,888,291 common shares to former shareholders of Acreage.

See Note 5 for information regarding the Canopy USA Transaction. Canopy USA, as of October 24, 2022, holds certain U.S. cannabis investments previously held by the Company, which enabled Canopy USA to consummate the acquisition of Acreage. See Note 5 for more details related to the Acreage Acquisition.

31. LEASES

The Company primarily leases office and production facilities, warehouses, production equipment and vehicles. The Company assesses service arrangements to determine if an asset is explicitly or implicitly specified in the agreement and if the Company has the right to control the use of the identified asset.

The right-of-use asset is initially measured at cost, which is primarily comprised of the initial amount of the lease liability, plus initial direct costs and lease payments at or before the lease commencement date, less any lease incentives received, and is amortized on a straight-line basis over the remaining lease term. All right-of-use assets are reviewed periodically for impairment. The lease liability is initially measured at the present value of lease payments, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the incremental borrowing rate. The Company elected to recognize expenses for leases with a term of 12 months or less on a straight-line basis over the lease term and not to recognize these short-term leases on the balance sheet. Leases have varying terms and certain of the Company’s lease arrangements provide it with the option to extend or to terminate the lease early.

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

Balance sheet location

A summary of lease right-of-use assets and liabilities are as follows:

	March 31,	March 31,
	2026	2025
Property, plant and equipment
Operating lease	$20,180	$4,556
Finance lease	480	-
	$20,660	$4,556
Other current liabilities:
Operating lease	$8,367	$7,463
Finance lease	5,960	9,079
Other long-term liabilities:
Operating lease	24,380	15,667
Finance lease	6,647	12,119
	$45,354	$44,328

Lease expense

The components of total lease expense are as follows:

	Years ended
	March 31,	March 31,
	2026	2025
Operating lease expense	$7,591	$12,068
Finance lease expense	762	1,422
	$8,353	$13,490

Lease maturities

As of March 31, 2026, the minimum payments due for lease liabilities for each of the five succeeding fiscal years and thereafter are as follows:

	Operating Leases	Finance Leases
2027	$11,211	$6,401
2028	9,676	6,401
2029	6,604	151
2030	3,268	151
2031	3,312	-
Thereafter	10,640	-
Total lease payments	$44,711	$13,104
Less: Interest	11,964	497
Total lease liabilities	$32,747	$12,607

Supplemental information

	Years ended
	March 31,	March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,339	$13,337
Operating cash flows from finance leases	762	1,422
Financing cash flows from finance leases	10,328	13,584

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$16,061	$1,810
Finance leases	517	-

	March 31,	March 31,
	2026	2025
Weighted-average remaining lease term:
Operating leases	5	3
Finance leases	1	2

Weighted-average discount rate
Operating leases	10.35%	5.05%
Finance leases	6.67%	6.31%

32. RELATED PARTY

Year ended March 31, 2026

There were no reportable related party transactions in the year ended March 31, 2026.

Year ended March 31, 2025

For the year ended March 31, 2025, CBG converted its Canopy Shares into Exchangeable Shares (Note 20(iv)) and additional Exchangeable Shares were issued to Greenstar as part of the Note Exchange (Note 18).

Year ended March 31, 2024

There were no reportable related party transactions in the year ended March 31, 2024.

33. COMMITMENTS AND CONTINGENCIES

The Company has entered into agreements in which it has committed to purchase a minimum amount of inventory, pay a minimum amount of royalty expenses, incur expenditures for property, plant and equipment and procure various other goods or services. The following summarizes the Company’s annual minimum commitments associated with its contractual agreements as of March 31, 2026. This amount excludes the Company’s debt and lease related commitments which are disclosed elsewhere in Notes 18 and 31, respectively in these consolidated financial statements.

2027	$30,205
2028	1,275
2029	679
2030	400
2031	-
Thereafter	-
$32,559

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

34. SEGMENTED INFORMATION

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

These segments reflect how the Company’s operations are managed, how the Company’s Chief Executive Officer, who is the Chief Operating Decision Maker (“CODM”), allocates resources and evaluates performance, and how the Company’s internal management financial reporting is structured. The Company’s CODM evaluates the performance of these segments, with a focus on (i) segment net revenue, and (ii) segment gross margin as the measure of segment profit or loss. Accordingly, information regarding segment net revenue and segment gross margin for the comparative periods has been restated to reflect the aforementioned change in reportable segments. The remainder of the Company’s operations include revenue derived from, and cost of sales associated with, the Company’s non-cannabis extraction activities and other ancillary activities; these are included within “other”.

The accounting policies of each segment are the same as those disclosed in the summary of significant accounting policies in Note 3.

	Years ended
	March 31,	March 31,	March 31,
	2026	2025	2024
		(As Restated)	(As Restated)
Segmented net revenue
Cannabis	$213,944	$186,726	$191,683
Storz & Bickel	70,659	82,269	79,464
This Works	-	-	21,256
Other[1]	-	-	4,743
	$284,603	$268,995	$297,146
Segmented gross margin:
Cannabis	46,092	48,995	39,779
Storz & Bickel	23,578	30,516	32,671
This Works	-	-	10,534
Other[2]	-	-	(2,102)
	69,670	79,511	80,882
Selling, general and administrative expenses	159,984	169,626	229,429
Share-based compensation	4,266	(4,205)	14,180
Loss on asset impairment and restructuring	67,079	31,233	65,987
Operating loss from continuing operations	(161,659)	(117,143)	(228,714)
Other income (expense), net	(101,226)	(390,617)	(279,052)
Loss from continuing operations before incomes taxes	$(262,885)	$(507,760)	$(507,766)

1 A reclassification of $5,449 of ancillary cannabis revenues from Other to Cannabis occurred for the year ended March 31, 2024.

2 A reclassification of $744 of ancillary cannabis gross margins from Other to Cannabis occurred for the year ended March 31, 2024.

Asset information by segment is not provided to, or reviewed by, the Company’s CODM as it is not used to make strategic decisions, allocate resources, or assess performance.

Entity-wide disclosures

Disaggregation of net revenue by geographic area:

	Years ended
	March 31,	March 31,	March 31,
	2026	2025	2024
Canada	$186,092	$155,912	$162,712
Germany	62,072	59,904	52,194
United States	28,270	35,990	40,988
Other	8,169	17,189	41,252
	$284,603	$268,995	$297,146

Disaggregation of long-lived tangible assets by geographic area:

	March 31,	March 31,
	2026	2025
Canada	$265,362	$239,382
Germany	50,406	53,079
Other	726	1,062
	$316,494	$293,523

For the year ended March 31, 2026, no customer represented more than 10% of the Company’s net revenue (years ended March 31, 2025 and 2024, one and one, respectively).

35. RESTATEMENT OF PREVIOUSLY ISSUED UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables include corrections to the prior period results, and present the effect of the Restatement Items described in Note 2, “Basis of Presentation - Restatement of Previously Issued Consolidated Financial Statements” on the Company’s unaudited interim condensed consolidated balance sheets for the periods indicated (in thousands, except number of shares and per share data):

	September 30, 2023
	As Previously Reported	Restatement Adjustment	As Restated
Warrant derivative liability[1]	$-	$20,659	$20,659
Total current liabilities	196,252	20,659	216,911
Total liabilities	918,760	20,659	939,419
Share capital	8,219,846	(10,476)	8,209,370
Additional paid-in capital	2,575,174	(18,797)	2,556,377
Deficit	(10,020,896)	8,614	(10,012,282)
Total Canopy Growth Corporation shareholders’ equity	749,325	(20,659)	728,666
Total shareholders’ equity	749,464	(20,659)	728,805
Total liabilities and shareholders’ equity	1,668,224	-	1,668,224
[1] Included in this balance is the overallotment derivative liability

	December 31, 2023
	As Previously Reported	Restatement Adjustment	As Restated
Warrant derivative liability	$-	$9,526	$9,526
Total current liabilities	221,345	9,526	230,871
Total liabilities	815,088	9,526	824,614
Share capital	8,219,747	(10,476)	8,209,271
Additional paid-in capital	2,578,519	(18,797)	2,559,722
Deficit	(10,237,693)	19,747	(10,217,946)
Total Canopy Growth Corporation shareholders’ equity	544,524	(9,526)	534,998
Total shareholders’ equity	544,663	(9,526)	535,137
Total liabilities and shareholders’ equity	1,359,751	-	1,359,751

	June 30, 2024
	As Previously Reported	Restatement Adjustment	As Restated
Warrant derivative liability	$-	$65,803	$65,803
Total current liabilities	166,599	65,803	232,402
Total liabilities	753,305	65,803	819,108
Share capital	8,393,936	(14,805)	8,379,131
Additional paid-in capital	2,617,703	(35,849)	2,581,854
Deficit	(10,457,168)	(15,149)	(10,472,317)
Total Canopy Growth Corporation shareholders’ equity	532,923	(65,803)	467,120
Total shareholders’ equity	532,923	(65,803)	467,120
Total liabilities and shareholders’ equity	1,286,228	-	1,286,228

	September 30, 2024
	As Previously Reported	Restatement Adjustment	As Restated
Warrant derivative liability	$-	$45,353	$45,353
Total current liabilities	281,284	45,353	326,637
Total liabilities	722,680	45,353	768,033
Share capital	8,490,670	(14,001)	8,476,669
Additional paid-in capital	2,620,491	(35,533)	2,584,958
Deficit	(10,585,461)	4,181	(10,581,280)
Total Canopy Growth Corporation shareholders’ equity	509,668	(45,353)	464,315
Total shareholders’ equity	509,668	(45,353)	464,315
Total liabilities and shareholders’ equity	1,232,348	-	1,232,348

	December 31, 2024
	As Previously Reported	Restatement Adjustment	As Restated
Warrant derivative liability	$-	$33,479	$33,479
Total current liabilities	97,016	33,479	130,495
Total liabilities	572,744	33,479	606,223
Share capital	8,670,494	(14,001)	8,656,493
Additional paid-in capital	2,637,337	(47,472)	2,589,865
Deficit	(10,707,357)	27,994	(10,679,363)
Total Canopy Growth Corporation shareholders’ equity	591,475	(33,479)	557,996
Total shareholders’ equity	591,475	(33,479)	557,996
Total liabilities and shareholders’ equity	1,164,219	-	1,164,219

	June 30, 2025
	As Previously Reported	Restatement Adjustment	As Restated
Warrant derivative liability	$-	$11,981	$11,981
Total current liabilities	98,669	11,981	110,650
Total liabilities	415,695	11,981	427,676
Share capital	8,836,531	(14,001)	8,822,530
Additional paid-in capital	2,614,869	(47,472)	2,567,397
Deficit	(10,969,672)	49,492	(10,920,180)
Total shareholders’ equity	488,976	(11,981)	476,995
Total liabilities and shareholders’ equity	904,671	-	904,671

	September 30, 2025
	As Previously Reported	Restatement Adjustment	As Restated
Warrant derivative liability	$-	$15,320	$15,320
Total current liabilities	81,104	15,320	96,424
Total liabilities	333,825	15,320	349,145
Share capital	9,078,337	(14,001)	9,064,336
Additional paid-in capital	2,614,968	(47,472)	2,567,496
Deficit	(10,971,311)	46,153	(10,925,158)
Total shareholders’ equity	736,013	(15,320)	720,693
Total liabilities and shareholders’ equity	1,069,838	-	1,069,838

	December 31, 2025
	As Previously Reported	Restatement Adjustment	As Restated
Warrant derivative liability	$-	$11,038	$11,038
Total current liabilities	98,294	11,038	109,332
Total liabilities	348,019	11,038	359,057
Share capital	9,169,947	(14,001)	9,155,946
Additional paid-in capital	2,615,588	(47,472)	2,568,116
Deficit	(11,033,938)	50,435	(10,983,503)
Total shareholders’ equity	758,173	(11,038)	747,135
Total liabilities and shareholders’ equity	1,106,192	-	1,106,192

The following tables present the effect of the Restatement Items on the Company’s unaudited interim condensed consolidated statements of operations and comprehensive income (loss) for the periods indicated (in thousands, except number of shares and per share data):

	Three months ended September 30, 2023
	As Previously Reported	Restatement Adjustment	As Restated
Net revenue	$69,595	$-	$69,595
Gross margin	23,426	-	23,426
Operating loss from continuing operations	(7,007)	-	(7,007)
Other income (expense), net	(128,334)	8,614	(119,720)
Loss from continuing operations before income taxes	(135,341)	8,614	(126,727)
Net loss from continuing operations	(148,162)	8,614	(139,548)
Net loss	(324,800)	8,614	(316,186)
Net loss attributable to Canopy Growth Corporation	(310,014)	8,614	(301,400)

Basic and diluted loss per share - continuing operations[1]	$(2.07)	$0.12	$(1.95)
Basic and diluted loss per share[1]	$(4.33)	$0.12	$(4.21)

Comprehensive loss:
Net loss from continuing operations	(148,162)	8,614	(139,548)
Comprehensive loss from continuing operations	(177,179)	8,614	(168,565)
Comprehensive loss	(353,817)	8,614	(345,203)
Comprehensive loss attributable to Canopy Growth Corporation	(339,031)	8,614	(330,417)
[1] Amount has been adjusted to reflect the December 13, 2023 Share Consolidation where one post-consolidation common share was exchanged for every 10 pre-consolidation common shares.

	Six months ended September 30, 2023
	As Previously Reported	Restatement Adjustment	As Restated
Net revenue	$145,853	$-	$145,853
Gross margin	37,188	-	37,188
Operating loss from continuing operations	(61,659)	-	(61,659)
Other income (expense), net	(82,233)	8,614	(73,619)
Loss from continuing operations before income taxes	(143,892)	8,614	(135,278)
Net loss from continuing operations	(158,731)	8,614	(150,117)
Net loss	(366,661)	8,614	(358,047)
Net loss attributable to Canopy Growth Corporation	(348,135)	8,614	(339,521)

Basic and diluted loss per share - continuing operations[1]	$(2.50)	$0.14	$(2.36)
Basic and diluted loss per share[1]	$(5.49)	$0.14	$(5.35)

Comprehensive loss:
Net loss from continuing operations	(158,731)	8,614	(150,117)
Comprehensive loss from continuing operations	(180,730)	8,614	(172,116)
Comprehensive loss	(388,660)	8,614	(380,046)
Comprehensive loss attributable to Canopy Growth Corporation	(370,134)	8,614	(361,520)
[1] Amount has been adjusted to reflect the December 13, 2023 Share Consolidation where one post-consolidation common share was exchanged for every 10 pre-consolidation common shares.

	Three months ended December 31, 2023
	As Previously Reported	Restatement Adjustment	As Restated
Net revenue	$78,505	$-	$78,505
Gross margin	28,226	-	28,226
Operating loss from continuing operations	(60,316)	-	(60,316)
Other income (expense), net	(171,037)	11,133	(159,904)
Loss from continuing operations before income taxes	(231,353)	11,133	(220,220)
Net loss from continuing operations	(230,276)	11,133	(219,143)
Net loss	(216,797)	11,133	(205,664)
Net loss attributable to Canopy Growth Corporation	(216,797)	11,133	(205,664)

Basic and diluted loss per share - continuing operations	$(2.78)	$0.13	$(2.65)
Basic and diluted loss per share	$(2.62)	$0.13	$(2.49)

Comprehensive loss:
Net loss from continuing operations	(230,276)	11,133	(219,143)
Comprehensive loss from continuing operations	(221,526)	11,133	(210,393)
Comprehensive loss	(208,047)	11,133	(196,914)
Comprehensive loss attributable to Canopy Growth Corporation	(208,047)	11,133	(196,914)

	Nine months ended December 31, 2023
	As Previously Reported	Restatement Adjustment	As Restated
Net revenue	$224,358	$-	$224,358
Gross margin	65,414	-	65,414
Operating loss from continuing operations	(121,975)	-	(121,975)
Other income (expense), net	(253,270)	19,747	(233,523)
Loss from continuing operations before income taxes	(375,245)	19,747	(355,498)
Net loss from continuing operations	(389,007)	19,747	(369,260)
Net loss	(583,458)	19,747	(563,711)
Net loss attributable to Canopy Growth Corporation	(564,932)	19,747	(545,185)

Basic and diluted loss per share - continuing operations	$(5.56)	$0.28	$(5.28)
Basic and diluted loss per share	$(8.08)	$0.28	$(7.80)

Comprehensive loss:
Net loss from continuing operations	(389,007)	19,747	(369,260)
Comprehensive loss from continuing operations	(402,256)	19,747	(382,509)
Comprehensive loss	(596,707)	19,747	(576,960)
Comprehensive loss attributable to Canopy Growth Corporation	(578,181)	19,747	(558,434)

	Three months ended June 30, 2024
	As Previously Reported	Restatement Adjustment	As Restated
Net revenue	$66,212	$-	$66,212
Gross margin	23,031	-	23,031
Operating loss from continuing operations	(29,108)	-	(29,108)
Other income (expense), net	(93,889)	21,263	(72,626)
Loss from continuing operations before income taxes	(122,997)	21,263	(101,734)
Net loss from continuing operations	(129,191)	21,263	(107,928)
Net loss	(127,138)	21,263	(105,875)
Net loss attributable to Canopy Growth Corporation	(127,138)	21,263	(105,875)

Basic and diluted loss per share - continuing operations	$(1.63)	$0.27	$(1.36)
Basic and diluted loss per share	$(1.60)	$0.27	$(1.33)

Comprehensive loss:
Net loss from continuing operations	(129,191)	21,263	(107,928)
Comprehensive loss from continuing operations	(129,959)	21,263	(108,696)
Comprehensive loss	(127,906)	21,263	(106,643)
Comprehensive loss attributable to Canopy Growth Corporation	(127,906)	21,263	(106,643)

	Three months ended September 30, 2024
	As Previously Reported	Restatement Adjustment	As Restated
Net revenue	$62,991	$-	$62,991
Gross margin	21,838	-	21,838
Operating loss from continuing operations	(45,943)	-	(45,943)
Other income (expense), net	(85,305)	19,330	(65,975)
Loss from continuing operations before income taxes	(131,248)	19,330	(111,918)
Net loss from continuing operations	(131,550)	19,330	(112,220)
Net loss	(128,293)	19,330	(108,963)
Net loss attributable to Canopy Growth Corporation	(128,293)	19,330	(108,963)

Basic and diluted loss per share - continuing operations	$(1.52)	$0.22	$(1.30)
Basic and diluted loss per share	$(1.48)	$0.22	$(1.26)

Comprehensive loss:
Net loss from continuing operations	(131,550)	19,330	(112,220)
Comprehensive loss from continuing operations	(126,034)	19,330	(106,704)
Comprehensive loss	(122,777)	19,330	(103,447)
Comprehensive loss attributable to Canopy Growth Corporation	(122,777)	19,330	(103,447)

	Six months ended September 30, 2024
	As Previously Reported	Restatement Adjustment	As Restated
Net revenue	$129,203	$-	$129,203
Gross margin	44,869	-	44,869
Operating loss from continuing operations	(75,051)	-	(75,051)
Other income (expense), net	(179,194)	40,592	(138,602)
Loss from continuing operations before income taxes	(254,245)	40,592	(213,653)
Net loss from continuing operations	(260,741)	40,592	(220,149)
Net loss	(255,431)	40,592	(214,839)
Net loss attributable to Canopy Growth Corporation	(255,431)	40,592	(214,839)

Basic and diluted loss per share - continuing operations	$(3.14)	$0.49	$(2.65)
Basic and diluted loss per share	$(3.08)	$0.49	$(2.59)

Comprehensive loss:
Net loss from continuing operations	(260,741)	40,592	(220,149)
Comprehensive loss from continuing operations	(255,993)	40,592	(215,401)
Comprehensive loss	(250,683)	40,592	(210,091)
Comprehensive loss attributable to Canopy Growth Corporation	(250,683)	40,592	(210,091)

	Three months ended December 31, 2024
	As Previously Reported	Restatement Adjustment	As Restated
Net revenue	$74,761	$-	$74,761
Gross margin	24,098	-	24,098
Operating loss from continuing operations	(23,822)	-	(23,822)
Other income (expense), net	(97,758)	23,813	(73,945)
Loss from continuing operations before income taxes	(121,580)	23,813	(97,767)
Net loss from continuing operations	(121,896)	23,813	(98,083)
Net loss	(121,896)	23,813	(98,083)
Net loss attributable to Canopy Growth Corporation	(121,896)	23,813	(98,083)

Basic and diluted loss per share - continuing operations	$(1.11)	$0.22	$(0.89)
Basic and diluted loss per share	$(1.11)	$0.22	$(0.89)

Comprehensive loss:
Net loss from continuing operations	(121,896)	23,813	(98,083)
Comprehensive loss from continuing operations	(123,058)	23,813	(99,245)
Comprehensive loss	(123,058)	23,813	(99,245)
Comprehensive loss attributable to Canopy Growth Corporation	(123,058)	23,813	(99,245)

	Nine months ended December 31, 2024
	As Previously Reported	Restatement Adjustment	As Restated
Net revenue	$203,964	$-	$203,964
Gross margin	68,967	-	68,967
Operating loss from continuing operations	(98,873)	-	(98,873)
Other income (expense), net	(276,952)	64,405	(212,547)
Loss from continuing operations before income taxes	(375,825)	64,405	(311,420)
Net loss from continuing operations	(382,637)	64,405	(318,232)
Net loss	(377,327)	64,405	(312,922)
Net loss attributable to Canopy Growth Corporation	(377,327)	64,405	(312,922)

Basic and diluted loss per share - continuing operations	$(4.15)	$0.70	$(3.45)
Basic and diluted loss per share	$(4.09)	$0.70	$(3.39)

Comprehensive loss:
Net loss from continuing operations	(382,637)	64,405	(318,232)
Comprehensive loss from continuing operations	(379,051)	64,405	(314,646)
Comprehensive loss	(373,741)	64,405	(309,336)
Comprehensive loss attributable to Canopy Growth Corporation	(373,741)	64,405	(309,336)

	Three months ended June 30, 2025
	As Previously Reported	Restatement Adjustment	As Restated
Net revenue	$72,134	$-	$72,134
Gross margin	18,038	-	18,038
Operating loss from continuing operations	(22,624)	-	(22,624)
Other income (expense), net	(18,612)	(3,334)	(21,946)
Loss from continuing operations before income taxes	(41,236)	(3,334)	(44,570)
Net loss from continuing operations	(41,527)	(3,334)	(44,861)
Net loss attributable to Canopy Growth Corporation	(41,527)	(3,334)	(44,861)

Basic and diluted loss per share - continuing operations	$(0.22)	$(0.02)	$(0.24)
Basic and diluted loss per share	$(0.22)	$(0.02)	$(0.24)

Comprehensive loss:
Net loss from continuing operations	(41,527)	(3,334)	(44,861)
Comprehensive loss from continuing operations	(34,814)	(3,334)	(38,148)
Comprehensive loss attributable to Canopy Growth Corporation	(34,814)	(3,334)	(38,148)

	Three months ended September 30, 2025
	As Previously Reported	Restatement Adjustment	As Restated
Net revenue	$66,683	$-	$66,683
Gross margin	21,905	-	21,905
Operating loss from continuing operations	(16,894)	-	(16,894)
Other income (expense), net	15,469	(3,339)	12,130
Loss from continuing operations before income taxes	(1,425)	(3,339)	(4,764)
Net loss from continuing operations	(1,639)	(3,339)	(4,978)
Net loss attributable to Canopy Growth Corporation	(1,639)	(3,339)	(4,978)

Basic and diluted loss per share - continuing operations	$(0.01)	$(0.01)	$(0.02)
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)

Comprehensive loss:
Net loss from continuing operations	(1,639)	(3,339)	(4,978)
Comprehensive income (loss) from continuing operations	5,132	(3,339)	1,793
Comprehensive income (loss) attributable to Canopy Growth Corporation	5,132	(3,339)	1,793

	Six months ended September 30, 2025
	As Previously Reported	Restatement Adjustment	As Restated
Net revenue	$138,817	$-	$138,817
Gross margin	39,943	-	39,943
Operating loss from continuing operations	(39,518)	-	(39,518)
Other income (expense), net	(3,143)	(6,673)	(9,816)
Loss from continuing operations before income taxes	(42,661)	(6,673)	(49,334)
Net loss from continuing operations	(43,166)	(6,673)	(49,839)
Net loss attributable to Canopy Growth Corporation	(43,166)	(6,673)	(49,839)

Basic and diluted loss per share - continuing operations	$(0.19)	$(0.03)	$(0.22)
Basic and diluted loss per share	$(0.19)	$(0.03)	$(0.22)

Comprehensive loss:
Net loss from continuing operations	(43,166)	(6,673)	(49,839)
Comprehensive loss from continuing operations	(29,682)	(6,673)	(36,355)
Comprehensive loss attributable to Canopy Growth Corporation	(29,682)	(6,673)	(36,355)

	Three months ended December 31, 2025
	As Previously Reported	Restatement Adjustment	As Restated
Net revenue	$74,541	$-	$74,541
Gross margin	21,466	-	21,466
Operating loss from continuing operations	(26,350)	-	(26,350)
Other income (expense), net	(35,909)	4,282	(31,627)
Loss from continuing operations before income taxes	(62,259)	4,282	(57,977)
Net loss from continuing operations	(62,627)	4,282	(58,345)
Net loss attributable to Canopy Growth Corporation	(62,627)	4,282	(58,345)

Basic and diluted loss per share - continuing operations	$(0.18)	$0.01	$(0.17)
Basic and diluted loss per share	$(0.18)	$0.01	$(0.17)

Comprehensive loss:
Net loss from continuing operations	(62,627)	4,282	(58,345)
Comprehensive income (loss) from continuing operations	(70,070)	4,282	(65,788)
Comprehensive income (loss) attributable to Canopy Growth Corporation	(70,070)	4,282	(65,788)

	Nine months ended December 31, 2025
	As Previously Reported	Restatement Adjustment	As Restated
Net revenue	$213,358	$-	$213,358
Gross margin	61,409	-	61,409
Operating loss from continuing operations	(65,868)	-	(65,868)
Other income (expense), net	(39,052)	(2,391)	(41,443)
Loss from continuing operations before income taxes	(104,920)	(2,391)	(107,311)
Net loss from continuing operations	(105,793)	(2,391)	(108,184)
Net loss attributable to Canopy Growth Corporation	(105,793)	(2,391)	(108,184)

Basic and diluted loss per share - continuing operations	$(0.39)	$(0.01)	$(0.40)
Basic and diluted loss per share	$(0.39)	$(0.01)	$(0.40)

Comprehensive loss:
Net loss from continuing operations	(105,793)	(2,391)	(108,184)
Comprehensive loss from continuing operations	(99,752)	(2,391)	(102,143)
Comprehensive loss attributable to Canopy Growth Corporation	(99,752)	(2,391)	(102,143)

The following tables present the effect of the Restatement Items on the Company’s unaudited interim condensed consolidated statements of shareholders’ equity for the periods indicated:

	September 30, 2023
	As Previously Reported	Restatement Adjustment	As Restated
Share capital	$8,219,846	$(10,476)	$8,209,370
Additional paid-in capital - Share-based reserve	507,358	(9,820)	497,538
Additional paid-in capital - Warrants	2,590,765	(8,977)	2,581,788
Deficit	(10,020,896)	8,614	(10,012,282)
Total shareholders’ equity	749,464	(20,659)	728,805

	December 31, 2023
	As Previously Reported	Restatement Adjustment	As Restated
Share capital	$8,219,747	$(10,476)	$8,209,271
Additional paid-in capital - Share-based reserve	510,703	(9,820)	500,883
Additional paid-in capital - Warrants	2,590,765	(8,977)	2,581,788
Deficit	(10,237,693)	19,747	(10,217,946)
Total shareholders’ equity	544,663	(9,526)	535,137

	June 30, 2024
	As Previously Reported	Restatement Adjustment	As Restated
Share capital	$8,393,936	$(14,805)	$8,379,131
Additional paid-in capital - Share-based reserve	524,138	(9,820)	514,318
Additional paid-in capital - Warrants	2,616,514	(26,029)	2,590,485
Deficit	(10,457,168)	(15,149)	(10,472,317)
Total shareholders’ equity	532,923	(65,803)	467,120

	September 30, 2024
	As Previously Reported	Restatement Adjustment	As Restated
Share capital	$8,490,670	$(14,001)	$8,476,669
Additional paid-in capital - Share-based reserve	527,242	(9,820)	517,422
Additional paid-in capital - Warrants	2,616,198	(25,713)	2,590,485
Deficit	(10,585,461)	4,181	(10,581,280)
Total shareholders’ equity	509,668	(45,353)	464,315

	December 31, 2024
	As Previously Reported	Restatement Adjustment	As Restated
Share capital	$8,670,494	$(14,001)	$8,656,493
Additional paid-in capital - Share-based reserve	532,149	(9,820)	522,329
Additional paid-in capital - Warrants	2,628,137	(37,652)	2,590,485
Deficit	(10,707,357)	27,994	(10,679,363)
Total shareholders’ equity	591,475	(33,479)	557,996

	June 30, 2025
	As Previously Reported	Restatement Adjustment	As Restated
Share capital	$8,836,531	$(14,001)	$8,822,530
Additional paid-in capital - Share-based reserve	509,681	(9,820)	499,861
Additional paid-in capital - Warrants	2,628,137	(37,652)	2,590,485
Deficit	(10,969,672)	49,492	(10,920,180)
Total shareholders’ equity	488,976	(11,981)	476,995

	September 30, 2025
	As Previously Reported	Restatement Adjustment	As Restated
Share capital	$9,078,337	$(14,001)	$9,064,336
Additional paid-in capital - Share-based reserve	509,780	(9,820)	499,960
Additional paid-in capital - Warrants	2,628,137	(37,652)	2,590,485
Deficit	(10,971,311)	46,153	(10,925,158)
Total shareholders’ equity	736,013	(15,320)	720,693

	December 31, 2025
	As Previously Reported	Restatement Adjustment	As Restated
Share capital	$9,169,947	$(14,001)	$9,155,946
Additional paid-in capital - Share-based reserve	510,400	(9,820)	500,580
Additional paid-in capital - Warrants	2,628,137	(37,652)	2,590,485
Deficit	(11,033,938)	50,435	(10,983,503)
Total shareholders’ equity	758,173	(11,038)	747,135

The following tables present the effect of the Restatement Items on the Company’s unaudited interim condensed consolidated statements of cash flows for the periods indicated:

	Six months ended September 30, 2023
	As Previously Reported	Restatement Adjustment	As Restated
Cashflows from operating activities:
Net loss	$(366,661)	$8,614	$(358,047)
Net loss from continuing operations	(158,731)	8,614	(150,117)
Non-cash fair value adjustments and charges related to settlement of unsecured senior notes	44,438	(8,614)	35,824
Net cash used in operating activities - continuing operations	(172,613)	-	(172,613)
Net cash used in operating activities	(227,322)	-	(227,322)

	Nine months ended December 31, 2023
	As Previously Reported	Restatement Adjustment	As Restated
Cashflows from operating activities:
Net loss	$(583,458)	$19,747	$(563,711)
Net loss from continuing operations	(389,007)	19,747	(369,260)
Non-cash fair value adjustments and charges related to settlement of unsecured senior notes	188,452	(19,747)	168,705
Net cash used in operating activities - continuing operations	(205,961)	-	(205,961)
Net cash used in operating activities	(259,891)	-	(259,891)

	Three months ended June 30, 2024
	As Previously Reported	Restatement Adjustment	As Restated
Cashflows from operating activities:
Net loss	$(127,138)	$21,263	$(105,875)
Net loss from continuing operations	(129,191)	21,263	(107,928)
Non-cash fair value adjustments and charges related to settlement of unsecured senior notes	79,793	(21,263)	58,530
Net cash used in operating activities - continuing operations	(51,780)	-	(51,780)
Net cash used in operating activities	(51,780)	-	(51,780)

	Six months ended September 30, 2024
	As Previously Reported	Restatement Adjustment	As Restated
Cashflows from operating activities:
Net loss	$(255,431)	$40,592	$(214,839)
Net loss from continuing operations	(260,741)	40,592	(220,149)
Non-cash fair value adjustments and charges related to settlement of unsecured senior notes	147,290	(40,592)	106,698
Net cash used in operating activities - continuing operations	(105,632)	-	(105,632)
Net cash used in operating activities	(105,632)	-	(105,632)

	Nine months ended December 31, 2024
	As Previously Reported	Restatement Adjustment	As Restated
Cashflows from operating activities:
Net loss	$(377,327)	$64,405	$(312,922)
Net loss from continuing operations	(382,637)	64,405	(318,232)
Non-cash fair value adjustments and charges related to settlement of unsecured senior notes	223,591	(64,405)	159,186
Net cash used in operating activities - continuing operations	(132,598)	-	(132,598)
Net cash used in operating activities	(132,598)	-	(132,598)

	Three months ended June 30, 2025
	As Previously Reported	Restatement Adjustment	As Restated
Cashflows from operating activities:
Net loss	$(41,527)	$(3,334)	$(44,861)
Net loss from continuing operations	(41,527)	(3,334)	(44,861)
Non-cash fair value adjustments and charges related to settlement of unsecured senior notes	10,049	3,334	13,383
Net cash used in operating activities	(10,337)	-	(10,337)

	Six months ended September 30, 2025
	As Previously Reported	Restatement Adjustment	As Restated
Cashflows from operating activities:
Net loss	$(43,166)	$(6,673)	$(49,839)
Net loss from continuing operations	(43,166)	(6,673)	(49,839)
Non-cash fair value adjustments and charges related to settlement of unsecured senior notes	(12,571)	6,673	(5,898)
Net cash used in operating activities	(28,316)	-	(28,316)

	Nine months ended December 31, 2025
	As Previously Reported	Restatement Adjustment	As Restated
Cashflows from operating activities:
Net loss	$(105,793)	$(2,391)	$(108,184)
Net loss from continuing operations	(105,793)	(2,391)	(108,184)
Non-cash fair value adjustments and charges related to settlement of unsecured senior notes	19,246	2,391	21,637
Net cash used in operating activities	(45,552)	-	(45,552)