Form 10-Q
period 2026-06-30
Canopy Growth Corp
filed 2026-08-07
CIK 1737927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 5, 2026, there were 423,037,675 common shares of the registrant outstanding and 26,261,474 non-voting and non-participating exchangeable shares of the registrant outstanding which are convertible at any time, at the option of the holder, into common shares of the registrant on a one for one basis.

Unless otherwise noted or the context indicates otherwise, references in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to the “Company,” “Canopy Growth,” “we,” “us” and “our” refer to Canopy Growth Corporation and its direct and indirect wholly-owned subsidiaries and investments accounted for by the equity method; the term “cannabis” means the plant of any species or subspecies of genus Cannabis and any part of that plant, including all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers; and the term “hemp” has the meaning given to such term in the U.S. Agricultural Improvement Act of 2018, including hemp-derived cannabidiol (“CBD”).

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

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(in thousands of Canadian dollars, except number of shares and per share data, unaudited)

	June 30, 2026	March 31, 2026
ASSETS
Current assets:
Cash and cash equivalents	$336,625	$364,683
Restricted short-term investments	5,058	5,046
Amounts receivable, net	42,588	36,289
Inventory	107,456	110,513
Prepaid expenses and other assets	14,634	12,935
Total current assets	506,361	529,466
Other investments	125,468	108,010
Property, plant and equipment	311,203	316,494
Intangible assets	88,476	92,411
Goodwill	55,685	55,685
Other assets	16,725	16,666
Total assets	$1,103,918	$1,118,732

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,606	$34,817
Other accrued expenses and liabilities	47,119	42,999
Current portion of long-term debt	28,824	16,237
Warrant derivative liability	26,863	27,522
Other liabilities	35,341	36,868
Total current liabilities	166,753	158,443
Long-term debt	211,379	217,123
Deferred income tax liabilities	7,915	8,199
Other liabilities	29,238	37,373
Total liabilities	415,285	421,138
Commitments and contingencies
Canopy Growth Corporation shareholders’ equity:
Share capital Common shares - $nil par value; Authorized - unlimited; Issued and outstanding - 423,021,942 shares and 422,068,225 shares, respectively. Exchangeable shares - $nil par value; Authorized - unlimited; Issued and outstanding - 26,261,474 shares and 26,261,474 shares, respectively.	9,235,469	9,233,577
Additional paid-in capital	2,590,610	2,591,714
Accumulated other comprehensive income	15,360	10,530
Deficit	(11,152,806)	(11,138,227)
Total shareholders’ equity	688,633	697,594
Total liabilities and shareholders’ equity	$1,103,918	$1,118,732

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands of Canadian dollars, except number of shares and per share data, unaudited)

	Three months ended June 30,
	2026	2025
Revenue	$100,364	$88,748
Excise taxes	19,199	16,614
Net revenue	81,165	72,134
Cost of goods sold	58,927	54,096
Gross margin	22,238	18,038
Operating expenses
Selling, general and administrative expenses	40,223	38,108
Share-based compensation	1,359	(99)
Loss on asset impairment and restructuring	2,766	2,653
Total operating expenses	44,348	40,662
Operating loss	(22,110)	(22,624)
Other income (expense), net	7,402	(21,946)
Loss before income taxes	(14,708)	(44,570)
Income tax recovery (expense)	129	(291)
Net loss	$(14,579)	$(44,861)

Basic and diluted loss per share	$(0.03)	$(0.24)
Basic and diluted weighted average common shares outstanding	422,264,025	188,321,555

Comprehensive income (loss):
Net loss	$(14,579)	$(44,861)
Other comprehensive income (loss), net of income tax
Foreign currency translation	4,830	6,713
Total other comprehensive income (loss), net of income tax	4,830	6,713
Comprehensive loss	$(9,749)	$(38,148)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of Canadian dollars, unaudited)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

	Three months ended June 30, 2026
		Additional paid-in capital			Accumulated
	Share capital	Share-based reserve	Warrants	Ownership changes	other comprehensive income (loss)	Deficit	Total
Balance at March 31, 2026	$9,233,577	$502,032	$2,612,631	$(522,949)	$10,530	$(11,138,227)	$697,594
Other issuances of common shares and share issue costs	(571)	-	-	-	-	-	(571)
Share-based compensation	-	1,359	-	-	-	-	1,359
Issuance and vesting of restricted share units and performance share units	2,463	(2,463)	-	-	-	-	-
Comprehensive loss	-	-	-	-	4,830	(14,579)	(9,749)
Balance at June 30, 2026	$9,235,469	$500,928	$2,612,631	$(522,949)	$15,360	$(11,152,806)	$688,633

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of Canadian dollars, unaudited)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

	Three months ended June 30, 2025
		Additional paid-in capital			Accumulated
	Share capital	Share-based reserve	Warrants	Ownership changes	other comprehensive income (loss)	Deficit	Total
Balance at March 31, 2025	$8,782,405	$503,409	$2,590,485	$(522,949)	$535	$(10,875,319)	$478,566
Common shares issued from February 2025 ATM Program	38,261	-	-	-	-	-	38,261
Other issuances of common shares and share issue costs	(1,585)	-	-	-	-	-	(1,585)
Share-based compensation	-	(99)	-	-	-	-	(99)
Issuance and vesting of restricted share units and performance share units	3,449	(3,449)	-	-	-	-	-
Comprehensive income (loss)	-	-	-	-	6,713	(44,861)	(38,148)
Balance at June 30, 2025	$8,822,530	$499,861	$2,590,485	$(522,949)	$7,248	$(10,920,180)	$476,995

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of Canadian dollars, unaudited)

	Three months ended June 30,
	2026	2025

Cash flows from operating activities:
Net loss	$(14,579)	$(44,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	5,351	4,753
Amortization of intangible assets	4,683	4,917
Share-based compensation	1,359	(99)
Loss on asset impairment and restructuring	167	109
Income tax (recovery) expense	(129)	291
Non-cash fair value adjustments and charges related to settlement of long-term debt	(16,867)	13,383
Change in operating assets and liabilities, net of effects from purchases of businesses:
Amounts receivable	(6,130)	2,915
Inventory	3,454	2,838
Prepaid expenses and other assets	(1,541)	(2,668)
Accounts payable and accrued liabilities	(2,417)	5,184
Other, including non-cash foreign currency	1,638	2,901
Net cash used in operating activities	(25,011)	(10,337)
Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(737)	(1,306)
Purchases of intangible assets	-	(183)
Proceeds on sale of property, plant and equipment	-	5
Redemption of short-term investments	-	779
Net cash used in investing activities	(737)	(705)
Cash flows from financing activities:
Proceeds from issuance of common shares and warrants	-	38,261
Payment of debt issue costs	(647)	-
Repayment of long-term debt	-	(916)
Other financing activities	(6,821)	(11,885)
Net cash (used) provided by financing activities	(7,468)	25,460
Effect of exchange rate changes on cash and cash equivalents	5,158	(2,027)
Net (decrease) increase in cash and cash equivalents	(28,058)	12,391
Cash and cash equivalents, beginning of period	364,683	113,811
Cash and cash equivalents, end of period	$336,625	$126,202

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of Canadian dollars, unaudited)

	Three months ended June 30,
	2026	2025
Supplemental disclosure of cash flow information
Cash received during the period:
Income taxes	$-	$-
Interest	$3,234	$1,090
Cash paid during the period:
Income taxes	$1,954	$365
Interest	$8,623	$5,958
Noncash investing and financing activities
Additions to property, plant and equipment	$52	$-

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

Certain information and footnote disclosures normally included in the audited annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted or condensed. These condensed interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026 (the “Annual Report”) and have been prepared on a basis consistent with the accounting policies as described in the Annual Report.

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

Fair value measurement of financial instruments - The use of various valuation approaches described in Note 19 may involve uncertainties and determinations based on the Company’s judgment and any value estimated from these techniques may not be realized or realizable.

Consolidation of variable interest entities - The determination of whether the Company is the primary beneficiary of a variable interest entity requires significant judgment. The assessment requires a qualitative analysis of power and benefits of the variable interest entity.

New accounting policies

Accounting Guidance Not Yet Adopted

Disaggregation of Income Statement Expenses

In November 2024, the Financial Accounting Standards Board issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires the disclosure of additional information related to certain costs and expenses, including amounts of inventory purchases, employee compensation, and depreciation and amortization included in each income statement line item. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is evaluating the impact on the consolidated financial statements and expects to implement the provisions of ASU 2024-03 for its fiscal year ending March 31, 2028.

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

On May 19, 2023, Canopy USA and Huneeus 2017 Irrevocable Trust (the “Trust”) entered into a share purchase agreement (the “Trust SPA”), which sets out the terms of the Trust’s investment in Canopy USA in the aggregate amount of up to US$20 million (the “Trust Transaction”). Agustin Huneeus, Jr. is the trustee of the Trust and is an affiliate of a shareholder of Jetty (as defined below). On April 26, 2024, Canopy USA completed the first tranche closing of the Trust Transaction and pursuant to the Trust SPA, the timeline to complete the second tranche closing has lapsed. As of June 30, 2026, the Trust holds an aggregate of 28,571,429 Canopy USA Common Shares and warrants to acquire up to 85,714,284 Voting Shares (as defined in the A&R LLC Agreement) expiring on April 26, 2031. Subject to the terms of the Trust SPA, the Trust has been granted options to acquire additional Voting Shares with a value of up to an additional US$10 million and one such additional option includes the issuance of additional warrants of Canopy USA.

In addition, subject to the terms and conditions of the A&R Protection Agreement (as defined below) and the terms of the option agreements to acquire Wana (as defined below) and Jetty, as applicable, Canopy Growth may be required to issue additional Canopy Shares (as defined below) in satisfaction of certain deferred and/or option exercise payments to the shareholders of Wana and Jetty. Canopy Growth will receive additional Non-Voting Shares from Canopy USA as consideration for any Canopy Shares issued in the future to the shareholders of Wana and Jetty.

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

Ownership of U.S. Cannabis Investments

The shares and interests in Acreage, Wana and Jetty are held, directly or indirectly, by Canopy USA and the shares and warrants in TerrAscend are held directly by the Canopy USA LPs, and Canopy Growth no longer holds a direct interest in any shares or interests in such entities. Canopy Growth holds non-voting and non-participating shares (the “Non-Voting Shares”) in the capital of Canopy USA and an interest in the Canopy USA LPs. The Non-Voting Shares do not carry voting rights, rights to receive dividends or other rights upon dissolution of Canopy USA. The Non-Voting Shares are convertible into Class B shares of Canopy USA (the “Canopy USA Class B Shares”), provided that such conversion shall only be permitted following the Stock Exchange Permissibility Date (as defined below). The Company also has the right (regardless of the fact that its Non-Voting Shares are non-voting and non-participating) to appoint one member to the Canopy USA board of managers.

As of June 30, 2026, the Trust holds 28,571,429 Canopy USA Common Shares, the shareholders of Wana collectively hold 60,955,929 Canopy USA Common Shares and a wholly-owned subsidiary of the Company holds all of the issued and outstanding Non-Voting Shares in the capital of Canopy USA, representing approximately 84.4% of the issued and outstanding shares in Canopy USA on an as-converted basis.

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

Acreage Agreements

On June 4, 2024, the option to acquire the issued and outstanding Class E subordinate voting shares (the “Fixed Shares”) of Acreage (“the Acreage Option”) was exercised in accordance with the terms of the arrangement agreement dated April 18, 2019, as amended on May 15, 2019, September 23, 2020 and November 17, 2020 (the “Existing Acreage Arrangement Agreement”). Concurrently with the closing of the acquisition of the Fixed Shares pursuant to the exercise of the Acreage Option, on December 9, 2024, the Fixed Shares were issued to Canopy USA upon closing of the Acreage Acquisition (as defined below). Accordingly, Canopy Growth does not hold any Fixed Shares or Floating Shares (as defined below). The acquisition of the Floating Shares pursuant to the court-approved plan of arrangement occurred immediately prior to the acquisition of the Fixed Shares pursuant to the Existing Acreage Arrangement Agreement such that 100% of the issued and outstanding shares of Acreage are owned by Canopy USA.

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

On July 29, 2025, Canopy USA secured from the ARCA Lender an additional US$22,000 in financing for Acreage and its subsidiaries (the “Acreage Financing”). In connection with the Acreage Financing, the Optionor, the ARCA Lender and Acreage, among others, amended and restated the Second ARCA pursuant to a third amended and restated credit agreement dated as of July 29, 2025 (the “Third ARCA” and such amounts owing under the Third ARCA, the “Acreage and Wana Debt”). In connection with the Third ARCA, each of Canopy Elevate I LLC, Canopy Elevate II LLC and Canopy Elevate III LLC (each a wholly-owned subsidiary of Canopy USA and collectively, “Elevate”) entered into a limited recourse pledge agreement pursuant to which such entities pledged, as security for the obligations under the Third ARCA, each of their respective equity interests in each of the Wana entities. In addition, as security for the obligations under the Third ARCA, each of the Wana entities provided guarantees and security over substantially all of their respective assets.

As of June 30, 2026, the aggregate principal amount of the Acreage and Wana Debt owing to the Optionor was approximately $185,929 (US$130,844) and the aggregate principal amount of the Acreage and Wana Debt owing to the ARCA Lender was approximately $112,319 (US$79,042). Acreage is currently in default under the Third ARCA. On May 12, 2026, the Optionor, the ARCA Lender and Acreage, among others, entered into an initial forbearance agreement (the “Initial Forbearance Agreement”), which was extended from time to time by agreement of the lenders. As required under the Initial Forbearance Agreement, Acreage appointed, among others, a chief restructuring officer and financial advisor in order to assist Acreage with a strategic review of its business. On July 31, 2026, the Optionor, the ARCA Lender and Acreage, among others, entered into a second forbearance agreement (the “Second Forbearance Agreement”). Upon the satisfaction of certain conditions precedent, the Second Forbearance Agreement shall become effective and have an outside date of January 31, 2027, which may be further extended at the sole discretion of the lenders. The portion of the Acreage and Wana Debt owing to the ARCA Lender ranks in priority to the portion of the Acreage and Wana Debt owing to the Company and may be exercised by the ARCA Lender over the assets pledged as security under the Acreage and Wana Debt. See “Risk Factors – In the event Acreage or Wana, as guarantor, cannot satisfy the debt obligations as they become due, the Acreage and Wana Debt may not be repaid and the Company may lose the entirety of its investment in the Acreage and Wana Debt, and, in the event Acreage or Wana are unable to continue as a going concern, which may occur in the event that the ARCA Lender enforces its security over the Acreage and Wana Debt, there would be a negative impact on Canopy USA’s business, financial results and operations and have an adverse impact on the Company’s U.S. strategy, and, potentially, negatively affect the share price of the Canopy Shares,” in Item 1A of the Annual Report.

Acreage Acquisition

On December 9, 2024, Canopy USA completed the acquisition of all of the issued and outstanding Fixed Shares and Class D subordinate voting shares (the “Floating Shares”) of Acreage (the “Acreage Acquisition”) and now owns 100% of the issued and outstanding shares of Acreage. In aggregate, Canopy Growth issued 5,888,291 common shares of the Company (each whole share, a “Canopy Share” or a “Share”) to former shareholders of Acreage.

In addition, Canopy Growth: (i) issued 5,118,426 Canopy Shares pursuant to the tax receivable bonus plans of High Street Capital Partners, LLC, as subsidiary of Acreage; and (ii) 306,151 Canopy Shares were issuable in connection with Canopy USA’s acquisition of the minority interests of certain subsidiaries of Acreage, of which 268,057 Canopy Shares have been issued as of June 30, 2026.

Immediately following the closing of the Acreage Acquisition, Canopy Growth issued an aggregate of 1,315,553 Canopy Shares and 1,197,658 common share purchase warrants to certain securityholders of Acreage in order to satisfy an outstanding liability. Each common share purchase warrant entitles the holder thereof to acquire one Canopy Share at an exercise price of US$3.66 until June 6, 2029.

In exchange for the issuances of Canopy Shares, warrants and other replacement securities in connection with the Acreage Acquisition, Canopy Growth received additional Non-Voting Shares with a value of $50,786 and Canopy USA delivered guarantees in respect of the obligations owing pursuant to the Elevate loan (as defined below) receivable. Refer to Note 9 for more information on Canopy USA investment balances.

4. LOSS ON ASSET IMPAIRMENT AND RESTRUCTURING

In the three months ended June 30, 2026, the Company recorded a loss on asset impairment and restructuring which primarily related to employee restructuring costs.

As a result, in the three months ended June 30, 2026, the Company recognized a loss on asset impairment and restructuring of $2,766 (three months ended June 30, 2025 – loss of $2,653).

5. CASH AND CASH EQUIVALENTS

The components of cash and cash equivalents are as follows:

	June 30,	March 31,
	2026	2026
Cash	$93,669	$126,435
Cash equivalents	242,956	238,248
	$336,625	$364,683

6. AMOUNTS RECEIVABLE, NET

The components of amounts receivable, net are as follows:

	June 30,	March 31,
	2026	2026
Accounts receivable, net	$32,546	$31,241
Indirect taxes receivable	4,898	3,224
Interest receivable	3,359	1,533
Other receivables	1,785	291
	$42,588	$36,289

Included in the accounts receivable, net balance at June 30, 2026 is an allowance for doubtful accounts of $1,578 (March 31, 2026 – $1,798).

7. INVENTORY

The components of inventory are as follows:

	June 30,	March 31,
	2026	2026
Raw materials, packaging supplies and consumables	$19,102	$20,519
Work in progress	48,967	46,200
Finished goods	39,387	43,794
	$107,456	$110,513

In the three months ended June 30, 2026, the Company recorded a write-down reversal related to inventory in cost of goods sold of $(285) (three months ended June 30, 2025 – $1,903).

8. PREPAID EXPENSES AND OTHER ASSETS

The components of prepaid expenses and other assets are as follows:

	June 30,	March 31,
	2026	2026
Prepaid expenses	$7,293	$7,544
Deposits	1,180	944
Other assets	6,161	4,447
	$14,634	$12,935

9. OTHER INVESTMENTS

The following table outlines changes in other financial assets. Additional details on how the fair value of significant investments is calculated are included in Note 19.

					Foreign
		Balance at			currency		Balance at
		March 31,		Fair value	translation		June 30,
Entity	Instrument	2026	Additions	changes	adjustments	Other	2026
Canopy USA Loans Receivable	Loan receivable	$63,900	$-	$(506)	$1,242	$-	$64,636
Canopy USA LPs	Equity method investment	42,079	-	16,714	92	-	58,885
Other	Various	2,031	-	-	-	(84)	1,947
		$108,010	$-	$16,208	$1,334	$(84)	$125,468

Equity Method Investments

Through its ownership in the Non-Voting Shares, the Company has a non-participating and non-voting interest in Canopy USA and an interest in the Canopy USA LPs, and classifies such interests in Canopy USA and the Canopy USA LPs as equity method investments. The Company has elected to account for its investments in Canopy USA and the Canopy USA LPs at fair value. Refer to Note 19 for information on the valuation technique and inputs used in determining the fair value of the Canopy USA and the Canopy USA LPs investments and Note 21 for information on fair value movements.

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

On July 29, 2025, Canopy USA secured from the ARCA Lender an additional US$22,000 pursuant to the Acreage Financing. In connection with the Acreage Financing, the Optionor, the ARCA Lender and Acreage, among others, amended and restated the Second ARCA pursuant to the Third ARCA. In connection with the Third ARCA, each of the Elevate entities entered into a limited recourse pledge agreement pursuant to which such entities pledged, as security for the obligations under the Third ARCA, each of their respective equity interests in each of the Wana entities. In addition, as security for the obligations under the Third ARCA, each of the Wana entities provided guarantees and security over substantially all of their respective assets.

As of June 30, 2026, the aggregate principal amount of the Acreage and Wana Debt owing to the Optionor was approximately $185,929 (US$130,844) and the aggregate principal amount of the Acreage and Wana Debt owing to the ARCA Lender was approximately $112,319 (US$79,042).

Acreage is currently in default under the Third ARCA. On May 12, 2026, the Optionor, the ARCA Lender and Acreage, among others, entered into the Initial Forbearance Agreement, which was extended from time to time by agreement of the lenders. As required under the Initial Forbearance Agreement, Acreage appointed, among others, a chief restructuring officer and financial advisor in order to assist Acreage with a strategic review of its business. On July 31, 2026, the Optionor, the ARCA Lender and Acreage, among others, entered into the Second Forbearance Agreement. Upon the satisfaction of certain conditions precedent, the Second Forbearance Agreement shall become effective and have an outside date of January 31, 2027, which may be further extended at the sole discretion of the lenders. The portion of the Acreage and Wana Debt owing to the ARCA Lender ranks in priority to the portion of the Acreage and Wana Debt owing to the Company and may be exercised by the ARCA Lender over the assets pledged as security under the Acreage and Wana Debt. See “Risk Factors – In the event Acreage or Wana, as guarantor, cannot satisfy the debt obligations as they become due, the Acreage and Wana Debt may not be repaid and the Company may lose the entirety of its investment in the Acreage and Wana Debt, and, in the event Acreage or Wana are unable to continue as a going concern, which may occur in the event that the ARCA Lender enforces its security over the Acreage and Wana Debt, there would be a negative impact on Canopy USA’s business, financial results and operations and have an adverse impact on the Company’s U.S. strategy, and, potentially, negatively affect the share price of the Canopy Shares,” in Item 1A of the Annual Report.

Elevate Loan Receivable

Prior to Canopy Growth’s deconsolidation of Canopy USA, which became effective as of April 30, 2024, intercompany loans (collectively the “Elevate loan”) existed between subsidiaries and the Elevate loan was eliminated in Canopy Growth’s consolidated financial statements. Upon deconsolidation of Canopy USA, the Elevate loan (together with the Acreage and Wana Debt, the “Canopy USA Loans Receivable”) is now considered a related party loan and has been recognized in Canopy Growth’s consolidated financial statements at fair value.

On December 9, 2024, Canopy USA delivered guarantees in respect of the obligations owing pursuant to the Elevate loan receivable. Upon delivery thereof, each guarantee is now factored into the fair value consideration of the Elevate loan receivable. Refer to Note 19 for information on the valuation technique and other inputs used in determining the fair value.

As of June 30, 2026, the aggregate principal and interest amount owing to Canopy Growth is $245,422 (US$172,711) and $81,338 (US$57,240), respectively.

10. PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment are as follows:

	June 30,	March 31,
	2026	2026
Buildings and greenhouses	$313,654	$313,234
Production and warehouse equipment	73,272	72,897
Leasehold improvements	7,538	7,524
Office and lab equipment	12,494	12,343
Computer equipment	7,640	7,281
Land	5,300	5,286
Right-of-use-assets
Buildings and greenhouses	26,244	26,221
Production and warehouse equipment	990	986
Assets in process	1,857	2,108
	448,989	447,880
Less: Accumulated depreciation	(137,786)	(131,386)
	$311,203	$316,494

Depreciation expense included in cost of goods sold for the three months ended June 30, 2026 is $4,211 (three months ended June 30, 2025 – $4,201). Depreciation expense included in selling, general and administrative expenses for the three months ended June 30, 2026 is $1,140 (three months ended June 30, 2025 – $552).

11. INTANGIBLE ASSETS

The components of intangible assets are as follows:

	June 30, 2026		March 31, 2026
	Gross	Net	Gross	Net
	Carrying	Carrying	Carrying	Carrying
	Amount	Amount	Amount	Amount
Finite lived intangible assets
Intellectual property	$146,546	$22,241	$90,646	$24,300
Distribution channel	57,035	11,316	56,985	11,817
Operating licenses	24,400	9,127	24,400	9,885
Software and domain names	34,197	1,198	33,404	797
Brands	31,722	20,877	31,722	21,876
Amortizable intangibles in process	4	4	237	237
Total	$293,904	$64,763	$237,394	$68,912

Indefinite lived intangible assets
Acquired brands		$23,713		$23,499
Total intangible assets		$88,476		$92,411

Amortization expense included in cost of goods sold for the three months ended June 30, 2026 is $3 (three months ended June 30, 2025 – $3). Amortization expense included in selling, general and administrative expenses for the three months ended June 30, 2026 is $4,680 (three months ended June 30, 2025 – $4,914).

12. GOODWILL

The changes in the carrying amount of goodwill are as follows:

Balance, March 31, 2025	$46,042
Purchase accounting allocations	55,685
Impairment losses	(47,491)
Foreign currency translation adjustments	1,449
Balance, March 31, 2026	$55,685
Foreign currency translation adjustments	-
Balance, June 30, 2026	$55,685

The Company does not believe that an event occurred or circumstances changed during the three months ended June 30, 2026 that would, more likely than not, reduce the fair value of the Cannabis reporting unit below its carrying value. Therefore, the Company concluded that the quantitative goodwill impairment assessment was not required for the Cannabis reporting unit at June 30, 2026. The carrying value of goodwill associated with the Cannabis reporting unit was $55,685 at June 30, 2026.

The Company is required to perform its next annual goodwill impairment analysis on March 31, 2027, or earlier should there be an event that occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

13. OTHER ACCRUED EXPENSES AND LIABILITIES

The components of other accrued expenses and liabilities are as follows:

	June 30,	March 31,
	2026	2026
Employee compensation	$17,578	$15,661
Taxes and government fees	16,607	14,402
Professional fees	3,876	4,022
Other	9,058	8,914
	$47,119	$42,999

14. DEBT

The components of debt are as follows:

		June 30, 2026		March 31, 2026
	Maturity Date	Principle	Book Value	Principle	Book Value
Loan Agreement	January 31, 2031	$230,365	$184,843	$225,972	$177,042
January 2026 Convertible Debenture	July 8, 2031	55,000	55,360	55,000	56,318
		285,365	240,203	280,972	233,360
Less: current portion			(28,824)		(16,237)
Long-term portion			$211,379		$217,123

January 2026 Convertible Debenture

On January 7, 2026, the Company entered into an exchange agreement (the “Exchange Agreement”) with a single institutional investor (the “Convertible Debenture Investor”) that previously held a senior unsecured convertible debenture of the Company with an aggregate principal amount of $96,358 maturing May 14, 2029 (the “May 2024 Convertible Debenture”) pursuant to which, among other things, on January 8, 2026, the Convertible Debenture Investor delivered to the Company the May 2024 Convertible Debenture held by the Convertible Debenture Investor in exchange for (A) the Company issuing to the Convertible Debenture Investor (i) new senior unsecured convertible debentures of the Company with an aggregate principal amount of $55,000 maturing on July 8, 2031 (the “January 2026 Convertible Debentures”), (ii) 12,731,481 common share purchase warrants of the Company (the “January 2026 Investor Warrants”), and (iii) 9,493,670 Canopy Shares (the “Exchange Shares”) and (B) a $10,500 cash payment from the Company (collectively, the “Exchange Transaction”).

Each January 2026 Investor Warrant entitles the holder to acquire one Canopy Share at an exercise price equal to $2.16 per Canopy Share until January 8, 2031. The January 2026 Convertible Debentures bear interest at a rate of 7.50% per annum, payable in semi-annual payments in cash, and are convertible, at the option of the Convertible Debenture Investor, into Canopy Shares at a conversion price equal to $1.83 per Canopy Share.

The January 2026 Convertible Debentures are subject to a forced conversion feature upon notice from the Company in the event that the average closing trading price of the Canopy Shares on the Toronto Stock Exchange (the “TSX”) exceeds $2.75 for a period of 10 consecutive trading days.

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

A portion of the net proceeds from the Loans was used to repay all outstanding amounts owing under the Company’s prior five-year, first lien senior secured term loan facility.

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

15. OTHER LIABILITIES

The components of other liabilities are as follows:

	As at June 30, 2026			As at March 31, 2026
	Current	Long-term	Total	Current	Long-term	Total
Lease liabilities	$14,242	$22,884	$37,126	$14,327	$31,027	$45,354
Acquisition consideration and other investment related liabilities	-	4,593	4,593	-	4,552	4,552
Refund liability	2,097	-	2,097	3,638	-	3,638
Settlement liabilities and other	19,002	1,761	20,763	18,903	1,794	20,697
	$35,341	$29,238	$64,579	$36,868	$37,373	$74,241

16. SHARE CAPITAL

CANOPY GROWTH

Authorized

An unlimited number of common shares and exchangeable shares (the “Exchangeable Shares”).

(i) Equity financings

On August 29, 2025, the Company established a new at-the-market equity program (the “August 2025 ATM Program”) that allows it to issue and sell up to US$200,000 of Canopy Shares to the public from time to time at the Company’s discretion in concurrent public offerings in the United States (the “U.S. Offering”) and Canada; provided, however; that (i) sales of common shares in the August 2025 ATM Program in Canada is limited to aggregate gross sales proceeds to the Company of up to US$50,000 (or its Canadian dollar equivalent) (the “Canadian Offering”); and (ii) in no event will the combined gross sales proceeds of the August 2025 ATM Program in the United States and Canada exceed US$200,000. The Company established the August 2025 ATM Program pursuant to an equity distribution agreement (the “August 2025 Equity Distribution Agreement”) entered into among the Company and BMO Nesbitt Burns Inc., as Canadian agent, and BMO Capital Markets Corp., as U.S. agent (together, the “Agents”).

The August 2025 ATM Program will be effective until the earlier of (A) June 5, 2027; (B) the issuance and sale of common shares having an aggregate offering price of US$200,000 on the terms and subject to the conditions set forth in the August 2025 Equity Distribution Agreement; (C) the date on which the Company’s registration statement, as amended, filed with the SEC (the “Registration Statement”) has ceased to be useable for sales of Shelf Securities (as defined in the August 2025 Equity Distribution Agreement) pursuant to General Instruction I.B.1 of Form S-3; (D) the date on which the Company receives notice from the SEC that the Registration Statement has ceased to be effective; and (E) the date on which the August 2025 Equity Distribution Agreement is terminated by the parties. In accordance with the August 2025 Equity Distribution Agreement, the Canadian Offering automatically terminated on July 5, 2026. The termination of the Canadian Offering does not affect the U.S. Offering and the August 2025 Equity Distribution Agreement continues in full force and effect with respect to the U.S. Offering. The August 2025 Equity Distribution Agreement replaced the equity distribution agreement dated February 28, 2025, as amended, among the Company and the Agents that established the Company’s prior at-the-market equity program (the “February 2025 ATM Program”).

During the three months ended June 30, 2026, no Canopy Shares have been sold under the August 2025 ATM Program.

During the three months ended June 30, 2025, the Company sold 21,006,528 common shares for gross proceeds of $38,261 under the February 2025 ATM Program. The February 2025 ATM Program has been completed and was replaced by the August 2025 ATM Program.

(ii) Other issuances of common shares and share capital transactions

During the three months ended June 30, 2026, the Company had the following other issuances and share capital transactions:

	Number of common shares	Share capital	Share and warrant reserve
Other issuances and share issue costs	-	$(571)	$-
Total	-	$(571)	$-

During the three months ended June 30, 2025, the Company had the following other issuances and share capital transactions:

	Number of common shares	Share capital	Share based reserve
Other issuances and share issue costs	-	$(1,585)	$-
Total	-	$(1,585)	$-

(iii) Liability classified warrants

The Company applies the Black-Scholes option pricing model to determine the fair value of its liability classified warrants at each reporting date with changes in fair value recorded in the consolidated statements of operations and comprehensive loss, see Note 21 for details. The following is a summary of the Company’s liability classified warrant activity during the three months ended June 30, 2026 and 2025:

	Number of whole warrants	Weighted average exercise price	Weighted average remaining life (years)
Balance outstanding at March 31, 2026	30,838,728	$4.49	4.11
Issuance of warrants	-	-	-
Balance outstanding at June 30, 2026	30,838,728	$4.58	3.87

	Number of whole warrants	Weighted average exercise price	Weighted average remaining life (years)
Balance outstanding at March 31, 2025	12,133,150	$8.90	4.09
Issuance of warrants	-	-	-
Balance outstanding at June 30, 2025	12,133,150	$8.41	3.84

The following is a summary of the Company’s liability classified warrant balances during the three months ended June 30, 2026 and 2025:

Warrant derivative liability
Balance outstanding at March 31, 2026	$27,522
Fair value change	(659)
Balance outstanding at June 30, 2026	$26,863

Warrant derivative liability
Balance outstanding at March 31, 2025	$8,647
Fair value change	3,334
Balance outstanding at June 30, 2025	$11,981

(iv) Equity classified warrants

The following is a summary of the Company’s equity classified warrant activity during the three months ended June 30, 2026 and 2025:

	Number of whole warrants	Weighted average exercise price	Weighted average remaining life (years)	Warrant reserve
Balance outstanding at March 31, 2026	23,528,830	$4.08	3.46	$2,612,631
Issuance of warrants	-	-	-	-
Balance outstanding at June 30, 2026	23,528,830	$4.08	3.21	$2,612,631

	Number of whole warrants	Weighted average exercise price	Weighted average remaining life (years)	Warrant reserve
Balance outstanding at March 31, 2025	3,350,430	$16.18	4.12	$2,590,485
Issuance of warrants	-	-	-	-
Balance outstanding at June 30, 2025	3,350,430	$16.18	3.87	$2,590,485

(v) Issuances of Exchangeable Shares

During the three months ended June 30, 2026, the Company did not issue any Exchangeable Shares.

On April 18, 2024, Greenstar Canada Investment Limited Partnership (“Greenstar”) and CBG Holdings LLC, indirect, wholly-owned subsidiaries of Constellation Brands, Inc., exchanged all 17,149,925 Canopy Shares they collectively held for 17,149,925 Exchangeable Shares for no consideration. In addition, an additional 9,111,549 Exchangeable Shares were issued to Greenstar in connection with Greenstar’s conversion of approximately $81,220 of the principal amount of the $100,000 principal amount promissory note issued to Greenstar and payable on December 31, 2024, calculated based on a price per Exchangeable Share equal to $8.91. The Exchangeable Shares are convertible at any time, at the option of the holder, into Canopy Shares on a one for one basis.

17. SHARE-BASED COMPENSATION

CANOPY GROWTH CORPORATION SHARE-BASED COMPENSATION PLAN

On September 25, 2023, the Company’s shareholders approved a new Omnibus Equity Incentive Plan (the “Omnibus Equity Incentive Plan”) pursuant to which the Company can issue share-based long-term incentives. The Omnibus Equity Incentive Plan replaces the Company’s previous equity incentive plan, which was originally approved by the Company’s shareholders on July 30, 2018 (the “Previous Equity Incentive Plan”). The approval of the Omnibus Equity Incentive Plan and replacement of the Previous Equity Incentive Plan are detailed in the Company’s definitive proxy statement filed with the SEC on August 9, 2023.

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

The maximum number of common shares reserved for issuance upon the exercise, vesting or settlement, as applicable, of Awards granted pursuant to the Omnibus Equity Incentive Plan and the Previous Equity Incentive Plan is 42,302,194 as at June 30, 2026. As of June 30, 2026, the only Awards issued have been Options, RSUs and performance share units (“PSUs”) under the Previous Equity Incentive Plan, and Options, RSUs and PSUs under the Omnibus Equity Incentive Plan.

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

The following is a summary of the changes in the Options outstanding during the three months ended June 30, 2026:

	Options issued	Weighted average exercise price
Balance outstanding at March 31, 2026[1]	2,743,855	$4.19
Options granted	2,839,962	1.41
Options expired/forfeited	(173,381)	3.64
Balance outstanding at June 30, 2026[1]	5,410,436	$2.77

(1) Included is 70,515 replacement compensation options (“Replacement Compensation Options”) that were issued by the Company in connection with its acquisition of MTL Cannabis Corp. on March 16, 2026, with an exercise price of $1.59 per compensation option. Each compensation option is exercisable for one Canopy Share and one half of one Canopy Growth warrant. Each whole Canopy Growth warrant is exercisable to acquire one Canopy Share until September 19, 2028 at an exercise price of $2.61 per Canopy Share.

The following is a summary of the Options outstanding as at June 30, 2026:

	Options Outstanding		Options Exercisable
		Weighted Average		Weighted Average
		Remaining		Remaining
	Outstanding at	Contractual Life	Exercisable at	Contractual Life
Range of Exercise Prices	June 30, 2026	(years)	June 30, 2026	(years)
$1.41 - $2.50	4,778,597	5.42	715,716	3.97
$2.51 - $10.00	479,617	3.50	327,929	2.98
$10.01 - $308.70	152,222	2.95	123,111	2.71
	5,410,436	5.18	1,166,756	3.56

At June 30, 2026, the weighted average exercise price of the Options outstanding and Options exercisable was $2.77 and $6.51, respectively (March 31, 2026 – $4.19 and $10.06, respectively).

The Company recorded $296 in share-based compensation expense related to Options issued to employees and contractors for the three months ended June 30, 2026 (three months ended June 30, 2025 – $(330)).

The Company uses the Black-Scholes option pricing model to establish the fair value of Options granted during the three months ended June 30, 2026 and 2025, on their measurement date by applying the following assumptions:

	June 30,	June 30,
	2026	2025
Risk-free interest rate	2.98%	2.73%
Expected life of options (years)	3 - 5	3 - 5
Expected volatility	123%	121%
Expected forfeiture rate	31%	18%
Expected dividend yield	nil	nil
Black-Scholes value of each Option	$1.12	$1.57

Volatility was estimated by using the historical volatility of the Company. The expected life in years represents the period of time that Options granted are expected to be outstanding. The risk-free rate was based on zero-coupon Canada government bonds with a remaining term equal to the expected life of the Options.

For the three months ended June 30, 2026, the Company recorded $1,063 in share-based compensation expense related to RSUs and PSUs (for the three months ended June 30, 2025 – $231).

The following is a summary of the changes in the Company’s RSUs and PSUs during the three months ended June 30, 2026:

Number of RSUs and PSUs
Balance outstanding at March 31, 2026	2,922,618
RSUs and PSUs granted	7,077,095
RSUs released	(953,717)
RSUs cancelled and forfeited	(212,669)
Balance outstanding at June 30, 2026	8,833,327

18. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income includes the following components:

	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
As at March 31, 2026	$10,530	$10,530
Other comprehensive income	4,830	4,830
As at June 30, 2026	$15,360	$15,360

	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
As at March 31, 2025	$535	$535
Other comprehensive income	6,713	6,713
As at June 30, 2025	$7,248	$7,248

19. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table represents the Company’s financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair value measurement using
	Quoted	Significant
	prices in	other	Significant
	active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2026
Assets:
Restricted short-term investments	$5,058	$-	$-	$5,058
Other investments	47	-	123,521	123,568
Liabilities:
Warrant derivative liability	-	-	26,863	26,863

March 31, 2026
Assets:
Restricted short-term investments	$5,046	$-	$-	$5,046
Other investments	46	-	105,979	106,025
Liabilities:
Warrant derivative liability	-	-	27,522	27,522

The following table summarizes the valuation techniques and significant unobservable inputs in the fair value measurement of significant level 3 financial instruments:

Financial asset / financial liability	Valuation techniques	Significant unobservable inputs	Relationship of unobservable inputs to fair value
Canopy USA, LLC Equity Method Investment	Asset based approach	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
		Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
		Expected future cash flows	Increase or decrease in expected future cash flows will result in an increase or decrease in fair value
		Volatility of Wana and Jetty equity	Increase or decrease in volatility will result in an increase or decrease in fair value
Canopy USA LPs Equity Method Investment	Asset based approach	Probability and timing of US legalization	Increase or decrease in probability of US legalization will result in an increase or decrease in fair value
Elevate Loan Receivable	Lesser of discounted cash flow and debtor net assets	Equity value of Canopy USA	Increase or decrease in equity value will result in an increase or decrease in fair value
Acreage and Wana Debt	Lesser of discounted cash flow and debtor net assets	Equity value of Canopy USA	Increase or decrease in equity value will result in an increase or decrease in fair value
Warrant derivative liability	Black-Scholes option pricing model	Volatility of Canopy Share price	Increase or decrease in volatility will result in an increase or decrease in fair value

20. REVENUE

Revenue is disaggregated as follows:

	Three months ended
	June 30,	June 30,
	2026	2025
Cannabis
Canadian adult-use cannabis[1]	$29,702	$27,021
Canadian medical cannabis[2]	25,786	21,206
International markets cannabis	9,597	8,755
	$65,085	$56,982

Storz & Bickel	$16,080	$15,152

Net revenue	$81,165	$72,134

1Canadian adult-use net revenue during the three months ended June 30, 2026 includes excise taxes of $16,203 (three months ended June 30, 2025 – $14,199).

2Canadian medical cannabis net revenue for the three months ended June 30, 2026 includes excise taxes of $2,996 (three months ended June 30, 2025 – $2,415).

The Company recognizes variable consideration related to estimated future product returns and price adjustments as a reduction of the transaction price at the time revenue for the corresponding product sale is recognized. Net revenue reflects actual returns and variable consideration related to estimated returns and price adjustments in the amount of $2,019 for the three months ended June 30, 2026 (three months ended June 30, 2025 – $923). As of June 30, 2026, the liability for estimated returns and price adjustments was $2,097 (March 31, 2026 – $3,638).

21. OTHER INCOME (EXPENSE), NET

Other income (expense), net is disaggregated as follows:

	Three months ended
	June 30,	June 30,
	2026	2025

Fair value changes on Canopy USA related assets	$16,208	$(10,049)
Fair value changes on derivative liability	659	(3,334)
Interest income	3,234	1,057
Interest expense	(12,677)	(9,739)
Foreign currency gain (loss)	(482)	153
Other income (expense), net	460	(34)
	$7,402	$(21,946)

22. INCOME TAXES

There have been no material changes to income tax matters in connection with normal course operations during the three months ended June 30, 2026.

The Company is subject to income tax in numerous jurisdictions with varying income tax rates. During the most recent period ended and the fiscal year to date, there were no material changes to the statutory income tax rates in the taxing jurisdictions where the majority of the Company’s income for tax purposes was earned, or where its temporary differences or losses are expected to be realized or settled. Although statutory income tax rates remain stable, the Company’s effective income tax rate may fluctuate, arising as a result of the Company’s evolving footprint, discrete transactions and other factors that, to the extent material, are disclosed in these condensed interim consolidated financial statements.

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

23. COMMITMENTS AND CONTINGENCIES

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

For the three months ended June 30, 2026, there have been no material changes with respect to provisions relating to legal proceedings for the Company.

24. SEGMENT INFORMATION

Reportable segments

The Company reports its financial results for the following two reportable segments:

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

	Three months ended
	June 30,	June 30,
	2026	2025

Segmented net revenue
Cannabis	$65,085	$56,982
Storz & Bickel	16,080	15,152
	$81,165	$72,134
Segmented gross margin:
Cannabis	$14,457	$13,591
Storz & Bickel	7,781	4,447
	22,238	18,038
Selling, general and administrative expenses	40,223	38,108
Share-based compensation	1,359	(99)
Loss on asset impairment and restructuring	2,766	2,653
Operating loss	(22,110)	(22,624)
Other income (expense), net	7,402	(21,946)
Loss before incomes taxes	$(14,708)	$(44,570)

Asset information by segment is not provided to, or reviewed by, the Company’s CODM as it is not used to make strategic decisions, allocate resources, or assess performance.

Entity-wide disclosures

Disaggregation of net revenue by geographic area:

	Three months ended
	June 30,	June 30,
	2026	2025
Canada	$54,940	$48,228
Germany	17,590	14,381
United States	6,229	5,972
Other	2,406	3,553
	$81,165	$72,134

Disaggregation of property, plant and equipment by geographic area:

	June 30,	March 31,
	2026	2026
Canada	$260,674	$265,362
Germany	49,896	50,406
Other	633	726
	$311,203	$316,494

For the three months ended June 30, 2026, two customers represented greater than 10% of the Company’s net revenue (three months ended June 30, 2025 – one).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This Management’s Discussion and Analysis (“MD&A”) should be read together with other information, including our unaudited condensed interim consolidated financial statements and the related notes to those statements included in Part I, Item 1 of this Quarterly Report (the “Interim Financial Statements”), our consolidated financial statements appearing in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026 (the “Annual Report”), and Part I, Item 1A, Risk Factors, of the Annual Report. This MD&A provides additional information on our business, recent developments, financial condition, cash flows and results of operations, and is organized as follows:

•
Part 1 - Business Overview. This section provides a general description of our business, which we believe is important in understanding the results of our operations, financial condition, and potential future trends.

•
Part 2 - Results of Operations. This section provides an analysis of our results of operations for the first quarter of fiscal 2027 in comparison to the first quarter of fiscal 2026.

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

Forward-looking statements include, but are not limited to, statements with respect to:

•
laws and regulations and any amendments thereto applicable to our business and the impact thereof, including uncertainty regarding the application of U.S. state and federal law to cannabis and hemp (including hemp-derived cannabidiol (“CBD”)) products and the scope of any regulations by the U.S. Food and Drug Administration, the U.S. Drug Enforcement Administration, the U.S. Federal Trade Commission, the U.S. Patent and Trademark Office, the U.S. Department of Agriculture and any state equivalent regulatory agencies over cannabis and hemp (including CBD) products;
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
•
expectations regarding the potential success of, and the costs and benefits associated with, our acquisitions, equity investments and dispositions, including our acquisition of MTL Cannabis Corp. (“MTL”);
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
•
the impact of the implementation of the rescheduling of medical cannabis from Schedule I controlled substance under the Controlled Substances Act (21 U.S.C. § 811) to a Schedule III controlled substance;
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

By their nature, forward-looking statements are subject to inherent risks and uncertainties that may be general or specific and which give rise to the possibility that expectations, forecasts, predictions, projections or conclusions will not prove to be accurate, that assumptions may not be correct and that objectives, strategic goals and priorities will not be achieved. A variety of factors, including known and unknown risks, many of which are beyond our control, could cause actual results to differ materially from the forward-looking statements in this Quarterly Report and other reports we file with, or furnish to, the Securities and Exchange Commission (the “SEC”) and other regulatory agencies and made by our directors, officers, other employees and other persons authorized to speak on our behalf. Such factors include, without limitation, risks related to our ability to remediate the material weakness identified in our internal control over financial reporting, or inability to otherwise maintain an effective system of internal control; the risk that our recent restatement could negatively affect investor confidence and raise reputation risks; our limited operating history; risks that we may be required to write down intangible assets, including goodwill, due to impairment; the adequacy of our capital resources and liquidity, including but not limited to, availability of sufficient cash flow to execute our business plan (either within the expected timeframe or at all); the diversion of management time on matters related to Canopy USA; the risks that the Trust’s future ownership interest in Canopy USA is not quantifiable, and the Trust may have significant ownership and influence over Canopy USA; the risks in the event that Acreage Holdings, Inc. (“Acreage”) and Wana cannot satisfy their debt obligations as they become due; volatility in and/or degradation of general economic, market, industry or business conditions; risks relating to the overall macroeconomic environment, which may impact customer spending, our costs and our margins, including tariffs (and related retaliatory measures), the levels of inflation, interest rates and trade policy; risks relating to the evolving regulatory landscape in the United States; risks relating to our current and future operations in emerging markets; compliance with applicable environmental, economic, health and safety, energy and other policies and regulations and in particular health concerns with respect to vaping and the use of cannabis products in vaping devices; risks and uncertainty regarding future product development; changes in regulatory requirements in relation to our business and products; our reliance on licenses issued by and contractual arrangements with various federal, state and provincial governmental authorities; inherent uncertainty associated with projections; future levels of revenues and the impact of increasing levels of competition; third-party manufacturing risks; third-party transportation risks; our exposure to risks related to an agricultural business, including wholesale price volatility and variable product quality; changes in laws, regulations and guidelines and our compliance with such laws, regulations and guidelines; risks relating to inventory write downs; risks relating to our ability to refinance debt as and when required on terms favorable to us and to comply with covenants contained in our debt facilities and debt instruments; risks associated with jointly owned investments; our ability to manage disruptions in credit markets or changes to our credit ratings; the success or timing of completion of ongoing or anticipated capital or maintenance projects; risks related to the integration of acquired businesses; the timing and manner of the legalization of cannabis in the United States; business strategies, growth opportunities and expected investment; counterparty risks and liquidity risks that may impact our ability to obtain loans and other credit facilities on favorable terms; the potential effects of judicial, regulatory or other proceedings, litigation or threatened litigation or proceedings, or reviews or investigations, on our business, financial condition, results of operations and cash flows; risks associated with divestment and restructuring; the anticipated effects of actions of third parties such as competitors, activist investors or federal, state, provincial, territorial or local regulatory authorities, self-regulatory organizations, plaintiffs in litigation or persons threatening litigation; consumer demand for cannabis products; the implementation and effectiveness of key personnel changes; risks related to stock exchange restrictions; risks related to the protection and enforcement of our intellectual property rights; the risks related to our exchangeable shares (the “Exchangeable Shares”) having different rights from Canopy Shares and there may never be a trading market for the Exchangeable Shares; future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses; risks related to finalization of the consideration payable by us for the acquisition by Canopy USA of the remaining interests in Jetty; and the factors discussed under the heading “Risk Factors” in the Annual Report. Readers are cautioned to consider these and other factors, uncertainties and potential events carefully and not to put undue reliance on forward-looking statements.

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

Today, we are a leader in the medical as well as adult use cannabis market in Canada where we offer a broad portfolio of brands and products and continue to expand our portfolio to include new innovative cannabis products and formats. We produce, distribute, and sell a diverse range of cannabis and cannabis-related products for adult-use and medical purposes under a portfolio of distinct brands in Canada pursuant to the Cannabis Act, SC 2018, c 16 (the “Cannabis Act”), and globally pursuant to applicable legislation, regulations, and permits. Our curated cannabis product formats include dried flower, pre-rolled joints, oil, softgel capsules, edibles including gummies, vapes and beverages, as well as a wide range of cannabis accessories including our premier herbal vaporizer devices Storz & Bickel® (collectively with Storz & Bickel GmbH, “Storz & Bickel”).

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
•
Exposure to the expanding U.S. cannabis market - We have an unconsolidated and non-controlling interest in Canopy USA which is, and is expected to continue to be, accounted for as an equity method (fair value) investment until such time as both the NASDAQ Stock Market and The New York Stock Exchange permit the listing of companies that consolidate the financial statements of entities that cultivate, distribute or possess marijuana (as defined in 21 U.S.C 802) in the United States for non-medicinal purposes (the “Stock Exchange Permissibility Date”). We continue to explore brand opportunities to continue building a foundation for us to participate indirectly in the world’s largest cannabis market and to offer our shareholders unique exposure to this market’s growth. See “Risk Factors – Our expansion plans into the United States rely upon the continued operations and success of Canopy USA and its subsidiaries and the anticipated benefits of the strategy involving Canopy USA is uncertain and may not be realized; and the fair value of our equity method investment in Canopy USA is volatile” under Item 1A of the Annual Report.

Segment Reporting

We report our financial results for the following two reportable segments:

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

On May 19, 2023, Canopy USA and Huneeus 2017 Irrevocable Trust (the “Trust”) entered into a share purchase agreement (the “Trust SPA”), which sets out the terms of the Trust’s investment in Canopy USA in the aggregate amount of up to US$20 million (the “Trust Transaction”). Agustin Huneeus, Jr. is the trustee of the Trust and is an affiliate of a shareholder of Jetty. On April 26, 2024, Canopy USA completed the first tranche closing of the Trust Transaction and pursuant to the Trust SPA, the timeline to complete the second tranche closing has lapsed. As of June 30, 2026, the Trust holds an aggregate 28,571,429 Canopy USA Common Shares and warrants to acquire up to 85,714,284 Voting Shares (as defined in the A&R LLC Agreement) expiring on April 26, 2031. Subject to the terms of the Trust SPA, the Trust has been granted options to acquire additional Voting Shares with a value of up to an additional US$10 million and one such additional option includes the issuance of additional warrants of Canopy USA.

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

Ownership of U.S. Cannabis Investments

The shares and interests in Acreage, Wana and Jetty are held, directly or indirectly, by Canopy USA and the shares and warrants in TerrAscend are held directly by the Canopy USA LPs, and Canopy Growth no longer holds a direct interest in any shares or interests in such entities. Canopy Growth holds non-voting and non-participating shares (the “Non-Voting Shares”) in the capital of Canopy USA and an interest in the Canopy USA LPs. The Non-Voting Shares do not carry voting rights, rights to receive dividends or other rights upon dissolution of Canopy USA. The Non-Voting Shares are convertible into Class B shares of Canopy USA (the “Canopy USA Class B Shares”), provided that such conversion shall only be permitted following the Stock Exchange Permissibility Date. The Company also has the right (regardless of the fact that its Non-Voting Shares are non-voting and non-participating) to appoint one member to the Canopy USA board of managers.

As of June 30, 2026, the Trust holds 28,571,429 Canopy USA Common Shares, the shareholders of Wana collectively hold 60,955,929 Canopy USA Common Shares and a wholly-owned subsidiary of the Company holds all of the issued and outstanding Non-Voting Shares in the capital of Canopy USA, representing approximately 84.4% of the issued and outstanding shares in Canopy USA on an as-converted basis.

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

On July 29, 2025, Canopy USA secured from the ARCA Lender an additional US$22 million in financing for Acreage and its subsidiaries (the “Acreage Financing”). In connection with the Acreage Financing, the Optionor, the ARCA Lender and Acreage, among others, amended and restated the Second ARCA pursuant to a third amended and restated credit agreement dated as of July 29, 2025 (the “Third ARCA” and such amounts owing under the Third ARCA, the “Acreage and Wana Debt”). In connection with the Third ARCA, each of Canopy Elevate I LLC, Canopy Elevate II LLC and Canopy Elevate III LLC (each a wholly-owned subsidiary of Canopy USA and collectively, “Elevate”) entered into a limited recourse pledge agreement pursuant to which such entities pledged, as security for the obligations under the Third ARCA, each of their respective equity interests in each of the Wana entities. In addition, as security for the obligations under the Third ARCA, each of the Wana entities provided guarantees and security over substantially all of their respective assets.

As of June 30, 2026, the aggregate principal amount of the Acreage and Wana Debt owing to the Optionor was approximately $185.9 million (US$130.8 million) and the aggregate principal amount of the Acreage and Wana Debt owing to the ARCA Lender was approximately $112.3 million (US$79.0 million).

Acreage is currently in default under the Third ARCA. On May 12, 2026, the Optionor, the ARCA Lender and Acreage, among others, entered into an initial forbearance agreement, which was extended from time to time by agreement of the lenders. As required under the initial forbearance agreement, Acreage appointed, among others, a chief restructuring officer and financial advisor in order to assist Acreage with a strategic review of its business. On July 31, 2026, the Optionor, the ARCA Lender and Acreage, among others, entered into a second forbearance agreement. Upon the satisfaction of certain conditions precedent, the second forbearance agreement shall become effective and have an outside date of January 31, 2027, which may be further extended at the sole discretion of the lenders. The portion of the Acreage and Wana Debt owing to the ARCA Lender ranks in priority to the portion of the Acreage and Wana Debt owing to the Company and may be exercised by the ARCA Lender over the assets pledged as security under the Acreage and Wana Debt. See “Risk Factors – In the event Acreage or Wana, as guarantor, cannot satisfy the debt obligations as they become due, the Acreage and Wana Debt may not be repaid and the Company may lose the entirety of its investment in the Acreage and Wana Debt, and, in the event Acreage or Wana are unable to continue as a going concern, which may occur in the event that the ARCA Lender enforces its security over the Acreage and Wana Debt, there would be a negative impact on Canopy USA’s business, financial results and operations and have an adverse impact on the Company’s U.S. strategy, and, potentially, negatively affect the share price of the Canopy Shares,” in Item 1A of the Annual Report.

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

In addition, Canopy Growth: (i) issued 5,118,426 Canopy Shares pursuant to the tax receivable bonus plans of High Street Capital Partners, LLC, as subsidiary of Acreage; and (ii) 306,151 Canopy Shares were issuable in connection with Canopy USA’s acquisition of the minority interests of certain subsidiaries of Acreage, of which 268,057 Canopy Shares were issued as of June 30, 2026.

Immediately following the closing of the Acreage Acquisition, Canopy Growth issued an aggregate of 1,315,553 Canopy Shares and 1,197,658 common share purchase warrants to certain securityholders of Acreage in order to satisfy an outstanding liability. Each common share purchase warrant entitles the holder thereof to acquire one Canopy Share at an exercise price of US$3.66 until June 6, 2029.

In exchange for the issuances of Canopy Shares, warrants and other replacement securities in connection with the Acreage Acquisition, Canopy Growth received additional Non-Voting Shares with a value of approximately $50.8 million and Canopy USA delivered guarantees in respect of the obligations owing pursuant to the intercompany loans (collectively the “Elevate loan”) that existed prior to Canopy Growth’s deconsolidation of Canopy USA, between subsidiaries. Refer to Note 9 for more information on Canopy USA investment balances.

Recent Developments

Acquisition and Integration of MTL Cannabis Corp.

On March 16, 2026, we completed the acquisition of MTL pursuant to which we acquired all of the issued and outstanding common shares in the capital of MTL (the “MTL Shares”) in accordance with a plan of arrangement under the Canada Business Corporations Act (the “MTL Arrangement”). In aggregate, upon closing of the transaction, we issued 41,232,337 Canopy Shares and made a cash payment of $18.5 million pursuant to the MTL Arrangement as consideration to the shareholders of MTL for the MTL Shares. In addition, 2,956,391 Canopy Shares were issued under the MTL Arrangement to certain former shareholders (the “MC Shareholders”) of Montreal Cannabis Medical, Inc. (“MC”) in exchange for a release of all prior obligations owing to the former MC Shareholders in connection with MTL’s prior acquisition of MC. The Canopy Shares issued to the MC Shareholders are subject to an 18-month restriction on transfer. The Company also issued 7,446,919 replacement warrants to acquire Canopy Shares, 160,000 replacement options to acquire Canopy Shares and 70,515 replacement compensation options which is exercisable for one Canopy Share and one half of one Canopy Growth warrant. Each whole Canopy Growth warrant is exercisable to acquire one Canopy Share.

We continue to pursue and execute on cost synergies to be realized between the Company and MTL.

Part 2 - Results of Operations

The results of operations presented below reports the financial performance of Canopy Growth for the three months ended June 30, 2026.

Discussion of Results of Operations for the Three Months Ended June 30, 2026

	Three months ended June 30,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2026	2025	$ Change	% Change
Selected consolidated financial information:
Net revenue	$81,165	$72,134	$9,031	13%
Gross margin percentage	27%	25%	-	200 bps
Net loss	$(14,579)	$(44,861)	$30,282	68%
Basic and diluted loss per share[1]	$(0.03)	$(0.24)	$0.21	88%
[1] For the three months ended June 30, 2026, the weighted average number of outstanding Canopy Shares, basic and diluted, totaled 422,264,025 (three months ended June 30, 2025 - 188,321,555).

Revenue

We report net revenue in two segments: (i) Cannabis; and (ii) Storz & Bickel. The following table presents segmented net revenue for the three months ended June 30, 2026 and 2025:

Net Revenue	Three months ended June 30,
(in thousands of Canadian dollars)	2026	2025	$ Change	% Change
Cannabis
Canadian adult-use cannabis[1]	$29,702	$27,021	$2,681	10%
Canadian medical cannabis[2]	25,786	21,206	4,580	22%
International markets cannabis[3]	9,597	8,755	842	10%
	$65,085	$56,982	$8,103	14%

Storz & Bickel	$16,080	$15,152	$928	6%

Net revenue	$81,165	$72,134	$9,031	13%

[1] Includes excise taxes of $16,203 and other revenue adjustments, representing our determination of returns and pricing adjustments, of $1,000 for the three months ended June 30, 2026 (Three months ended June 30, 2025 - excise taxes of $14,199 and other revenue adjustments of $923).

[2] Includes excise taxes of $2,996 and other revenue adjustments, representing our determination of returns and pricing adjustments, of $971 for the three months ended June 30, 2026 (Three months ended June 30, 2025 - excise taxes of $2,415 and other revenue adjustments of $nil).

[3] Reflects other revenue adjustments of $48 for the three months ended June 30, 2026 (Three months ended June 30, 2025 - $nil).

Net revenue was $81.2 million in the first quarter of fiscal 2027, an increase of $9.1 million as compared to $72.1 million in the first quarter of fiscal 2026.

Cannabis

Net revenue from our Cannabis segment was $65.1 million in the first quarter of fiscal 2027, as compared to $57.0 million in the first quarter of fiscal 2026.

Canadian adult-use cannabis net revenue was $29.7 million in the first quarter of fiscal 2027, as compared to $27.0 million in the first quarter of fiscal 2026. The year-over-year increase is primarily attributable to increased flower sales, driven by the acquisition of MTL, partially offset by declines in opportunistic bulk sales.

Canadian medical cannabis net revenue was $25.8 million in the first quarter of fiscal 2027, as compared to $21.2 million in the first quarter of fiscal 2026. The year-over-year increase is primarily attributable to continued growth in the number of insured customers and the acquisition of MTL, partially offset by the Canadian government’s Veterans Affairs Canada reduction in the reimbursement rate for medical cannabis which became effective on April 1, 2026.

International markets cannabis revenue was $9.6 million in the first quarter of fiscal 2027, as compared to $8.8 million in the first quarter of fiscal 2026. The year-over-year increase is primarily attributable to strength in Europe, specifically in Poland.

Storz & Bickel

Revenue from Storz & Bickel was $16.1 million in the first quarter of fiscal 2027, as compared to $15.2 million in the first quarter of fiscal 2026. The year-over-year increase is attributable to prior-year product portfolio expansion and growth in non-core markets.

Cost of Goods Sold and Gross Margin

The following table presents cost of goods sold, gross margin and gross margin percentage on a consolidated basis for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,
(in thousands of Canadian dollars except where indicated)	2026	2025	$ Change	% Change
Net revenue	$81,165	$72,134	$9,031	13%

Cost of goods sold	$58,927	$54,096	$4,831	9%
Gross margin	22,238	18,038	4,200	23%
Gross margin percentage	27%	25%	-	200 bps

Cost of goods sold was $58.9 million in the first quarter of fiscal 2027, as compared to $54.1 million in the first quarter of fiscal 2026. Our gross margin was $22.2 million in the first quarter of fiscal 2027, or 27% of net revenue, as compared to a gross margin of $18.0 million and gross margin percentage of 25% of net revenue in the first quarter of fiscal 2026.

We report gross margin and gross margin percentage in two segments: (i) Cannabis; and (ii) Storz & Bickel. The following table presents segmented gross margin and gross margin percentage for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,
(in thousands of Canadian dollars except where indicated)	2026	2025	$ Change	% Change
Cannabis segment
Net revenue	$65,085	$56,982	$8,103	14%
Cost of goods sold	50,628	43,391	7,237	17%
Gross margin	14,457	13,591	866	6%
Gross margin percentage	22%	24%		(200) bps

Storz & Bickel segment
Revenue	$16,080	$15,152	$928	6%
Cost of goods sold	8,299	10,705	(2,406)	(22%)
Gross margin	7,781	4,447	3,334	75%
Gross margin percentage	48%	29%		1,900 bps

Cannabis

Gross margin for our Cannabis segment was $14.5 million in the first quarter of fiscal 2027, or 22% of net revenue, as compared to $13.6 million in the first quarter of fiscal 2026, or 24% of net revenue. The year-over-year decrease in the gross margin percentage was primarily attributable to the Canadian government’s Veterans Affairs Canada reduction in the reimbursement rate for medical cannabis which became effective on April 1, 2026.

Further impacting our Cannabis gross margin in the first quarter of fiscal 2027 is $2.6 million in flow-through of inventory step-up relating to our acquisition of MTL.

Storz & Bickel

Gross margin for our Storz & Bickel segment was $7.8 million in the first quarter of fiscal 2027, or 48% of net revenue, as compared to $4.4 million in the first quarter of fiscal 2026, or 29% of net revenue. The year-over-year increase in gross margin was driven by our cost rationalization exercise at the end of fiscal 2026, as well as a refund of the U.S. tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) in the period.

Operating Expenses

The following table presents operating expenses for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,
(in thousands of Canadian dollars)	2026	2025	$ Change	% Change
Operating expenses
General and administrative	$16,764	$14,698	$2,066	14%
Sales and marketing	15,872	15,833	39	0.2%
Acquisition, divestiture, and other costs	1,767	2,111	(344)	(16%)
Depreciation and amortization	5,820	5,466	354	6%
Selling, general and administrative expenses	40,223	38,108	2,115	6%

Share-based compensation	1,359	(99)	1,458	1,473%

Loss on asset impairment and restructuring	2,766	2,653	113	4%
Total operating expenses	$44,348	$40,662	$3,686	9%

Selling, general and administrative expenses

Selling, general and administrative expenses were $40.2 million in the first quarter of fiscal 2027, as compared to $38.1 million in the first quarter of fiscal 2026.

General and administrative expense was $16.8 million in the first quarter of fiscal 2027, as compared to $14.7 million in the first quarter of fiscal 2026. The year-over-year increase is primarily attributable to the acquisition of MTL, offset by lower costs resulting from continued reductions in headcount.

Sales and marketing expense was $15.9 million in the first quarter of fiscal 2027, as compared to $15.8 million in the first quarter of fiscal 2026. The year-over-year change is relatively flat, driven by the acquisition of MTL but offset by continued cost reduction initiatives.

Acquisition, divestiture, and other costs were $1.8 million in the first quarter of fiscal 2027, as compared to $2.1 million in the first quarter of fiscal 2026. In the first quarter of fiscal 2027, costs were incurred primarily in relation to:

•
various non-recurring acquisition, divestiture and litigation costs.

Comparatively, in the first quarter of fiscal 2026, costs were incurred primarily in relation to:

•
continued legal costs arising from the restatement of our consolidated financial statements in connection with the review of the financial reporting matters related to the BioSteel business unit for the following previously filed periods: (i) audited consolidated financial statements for the fiscal year ended March 31, 2022, and (ii) unaudited consolidated financial statements for the quarterly periods ended June 30, 2022, September 30, 2022 and December 31, 2022;
•
other non-recurring acquisition and divestiture costs.

Depreciation and amortization expense was $5.8 million in the first quarter of fiscal 2027, as compared to $5.5 million in the first quarter of fiscal 2026. The year-over-year increase is primarily attributable to the acquisition of MTL resulting in higher depreciation and amortization costs.

Share-based compensation

Share-based compensation was $1.4 million in the first quarter of fiscal 2027, as compared to $(0.1) million in the first quarter of fiscal 2026. The year-over-year increase is due to departures of certain executives that occurred in the first quarter of fiscal 2026, resulting in a reversal of expensing in the comparative period.

Loss on asset impairment and restructuring

Loss on asset impairment and restructuring recorded in operating expenses was $2.8 million in the first quarter of fiscal 2027, as compared to $2.7 million in the first quarter of fiscal 2026.

Loss on asset impairment and restructuring recorded in the first quarter of fiscal 2027 related primarily to employee restructuring costs.

Comparatively, in the first quarter of fiscal 2026, the loss on asset impairment and restructuring related primarily to employee restructuring costs.

Other

The following table presents other income (expense), net, and income tax expense for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,
(in thousands of Canadian dollars)	2026	2025	$ Change	% Change
Other income (expense), net	7,402	(21,946)	29,348	134%
Income tax recovery (expense)	129	(291)	420	144%

Other income (expense), net

Other income (expense), net was an income amount of $7.4 million in the first quarter of fiscal 2027, as compared to an expense amount of $21.9 million in the first quarter of fiscal 2026. The year-over-year change of $29.3 million is primarily attributable to:

•
Change of $26.3 million related to non-cash fair value changes on our Canopy USA related assets and other financial assets, from an expense amount of $10.1 million in the first quarter of fiscal 2026 to an income amount of $16.2 million in the first quarter of fiscal 2027. The income amount recognized in the first quarter of fiscal 2027 is primarily attributable to a fair value increase relating to our investment in:
o
the Canopy USA LPs equity method investment in the amount of $16.7 million.

The fair value increase was partially offset by a fair value decrease related to our investment in:

o
the Elevate loan receivable and the amounts owing under the third amended and restated credit agreement dated as of July 29, 2025 among a wholly-owned subsidiary of the Company, an arm’s lengths third-party lender, Acreage and the other parties named therein (the “Acreage and Wana Debt” and together with the Elevate loan receivable, the “Canopy USA Loans Receivable”), in the amount of $0.5 million relating to fair value movements in consideration of the debtor’s net assets.

Comparatively, the expense amount in the first quarter of fiscal 2026 was primarily attributable to a fair value decrease relating to our investments in:

o
the Canopy USA LPs equity method investment in the amount of $15.6 million.

The fair value decrease was partially offset by a fair value increase related to our investment in:

o
the Canopy USA Loans Receivable, in the amount of $5.5 million relating to fair value movements in consideration of the debtor’s net assets.
•
Increase in interest income of $2.2 million, from $1.1 million in the first quarter of fiscal 2026 to $3.2 million in the first quarter of fiscal 2027. The year-over-year increase is attributable to higher cash balances.
•
Increase in interest expense of $3.0 million, from $9.7 million in the first quarter of fiscal 2026 to $12.7 million in the first quarter of fiscal 2027. The year-over-year increase is primarily attributable to the refinanced debt balances at the end of fiscal 2026.
•
Change of $4.0 million related to fair value changes on warrant derivative liability, from a fair value loss of $3.3 million in the first quarter of fiscal 2026 to a fair value gain of $0.7 million in the first quarter of fiscal 2027. The fair value change in the first quarter of fiscal 2027 was driven by the passage of time and a small decrease in our share price during the period. Comparatively, the fair value change in the first quarter of fiscal 2026 was driven by an increase in our share price during the period.

Income tax expense

Income tax recovery in the first quarter of fiscal 2027 was $0.1 million, compared to income tax expense of $0.3 million in the first quarter of fiscal 2026. In the first quarter of fiscal 2027, income tax recovery consisted of deferred income tax recovery of $0.3 million (compared to an expense of $0.1 million in the first quarter of fiscal 2026) and current income tax expense of $0.2 million (compared to an expense of $0.2 million in the first quarter of fiscal 2026).

The change of $0.4 million in deferred income tax recovery is primarily due to the acquired MTL entities, most of which became profitable and generated taxable income during the year, resulting in loss utilization for tax purposes.

Current income tax expense remained consistent year over year and amounts arose primarily in connection with tax on income for tax purposes that could not be reduced by the group’s tax attributes in the current taxation year.

Net Loss

The net loss in the first quarter of fiscal 2027 was $14.6 million, as compared to a net loss of $44.9 million in the first quarter of fiscal 2026. The year-over-year decrease in the net loss is primarily attributable to the year-over-year change in other income (expense), net, of $29.3 million and partially offset by a small increase in operating loss. These variances are described above.

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

The following table presents Adjusted EBITDA for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,
(in thousands of Canadian dollars)	2026	2025	$ Change	% Change
Net loss	$(14,579)	$(44,861)	$30,282	68%
Income tax (recovery) expense	(129)	291	(420)	(144%)
Other (income) expense, net	(7,402)	21,946	(29,348)	(134%)
Share-based compensation	1,359	(99)	1,458	1,473%
Acquisition, divestiture, and other costs[1]	2,082	2,484	(402)	(16%)
Depreciation and amortization	10,034	9,670	364	4%
Loss on asset impairment and restructuring	2,766	2,653	113	4%
Acquisition related restructuring and other inventory write-downs	39	-	39	100%
Charges related to the flow-through of inventory step-up on business combinations	2,586	-	2,586	100%
Adjusted EBITDA	$(3,244)	$(7,916)	$4,672	59%
[1] Acquisition, divestiture, and other costs include discrete transaction and litigation costs.

The Adjusted EBITDA loss in the first quarter of fiscal 2027 was $3.2 million, as compared to an Adjusted EBITDA loss of $7.9 million in the first quarter of fiscal 2026. The year-over-year decrease in Adjusted EBITDA loss is primarily attributable to revenue growth across both segments and continued cost savings, partially offset by the impact of the Canadian government’s Veterans Affairs Canada reduction in the reimbursement rate for medical cannabis which became effective on April 1, 2026.

Part 3 – Financial Liquidity and Capital Resources

The Interim Financial Statements have been prepared in accordance with generally accepted accounting principles on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of June 30, 2026, we had cash and cash equivalents of $336.6 million and short-term investments of $nil.

We have recently completed the following debt and equity financings:

•
On August 29, 2025, we established a new at-the-market equity program (the “August 2025 ATM Program”) that allows us to issue and sell up to US$200 million of Canopy Shares to the public from time to time at our discretion in the concurrent public offerings in the United States (the “U.S. Offering”) and Canada; provided, however; that (i) sales of Canopy Shares in Canada is limited to aggregate gross sales proceeds to us of up to US$50 million (or its Canadian dollar equivalent) (the “Canadian Offering”); and (ii) in no event will the combined gross sales proceeds of the August 2025 ATM Program in the United States and Canada exceed US$200 million. We established the August 2025 ATM Program pursuant to an equity distribution agreement (the “August 2025 Equity Distribution Agreement”) entered into among us and BMO Nesbitt Burns Inc., as Canadian agent, and BMO Capital Markets Corp., as U.S. agent (together, the “Agents”).

The August 2025 ATM Program will be effective until the earlier of (A) June 5, 2027; (B) the issuance and sale of Canopy Shares having an aggregate offering price of US$200 million on the terms and subject to the conditions set forth in the August 2025 Equity Distribution Agreement; (C) the date on which the Company’s registration statement, as amended, filed with the SEC (the “Registration Statement”) has ceased to be useable for sales of Shelf Securities (as defined in the August 2025 Equity Distribution Agreement) pursuant to General Instruction I.B.1 of Form S-3; (D) the date on which the Company receives notice from the SEC that the Registration Statement has ceased to be effective; and (E) the date on which the August 2025 Equity Distribution Agreement is terminated by the parties. In accordance with the August 2025 Equity Distribution Agreement, the Canadian Offering automatically terminated on July 5, 2026. The termination of the Canadian Offering does not affect the U.S. Offering and the August 2025 Equity Distribution Agreement continues in full force and effect with respect to the U.S. Offering. The August 2025 Equity Distribution Agreement replaced the equity distribution agreement dated February 28, 2025, as amended, among us and the Agents that established our prior at-the-market equity program (the “February 2025 ATM Program”).

As of August 5, 2026, we sold an aggregate of 56,206,101 Canopy Shares at an average price of $2.42 per Canopy Share, for gross proceeds of $135.8 million (US$98.0 million) and net proceeds, inclusive of commissions and fees, of $134.4 million (US$97.1 million). Since the establishment of the August 2025 ATM Program, we have paid an aggregate amount of $1.4 million (US$0.9 million) as compensation to the Agents under the August 2025 ATM Program. As of August 5, 2026, we can issue and sell up to US$102.0 million of Canopy Shares in the U.S. Offering under the August 2025 ATM Program.

•
On January 7, 2026, we entered into the Exchange Agreement (as defined below) pursuant to which, among other things, on the Exchange Closing Date (as defined below), the Convertible Debenture Investor (as defined below) exchanged the May 2024 Convertible Debenture (as defined below) for (A) (i) the January 2026 Convertible Debentures (as defined below), (ii) the January 2026 Investor Warrants (as defined below), and (iii) the Exchange Shares (as defined below) and (B) a $10.5 million cash payment.
•
On January 8, 2026, we entered into the Loan Agreement (as defined below) pursuant to which, among other things, the Lenders (as defined below) advanced US$150 million in cash pursuant to a senior secured term loan in the aggregate principal amount of US$162.1 million. The Loans (as defined below) were funded on January 8, 2026 with an original issue discount of US$12.1 million. The Loans mature on the earlier of (i) January 31, 2031, and (ii) the date that is 120 days prior to the maturity date of the January 2026 Convertible Debentures.

In connection with the Loan Agreement, on the Loan Closing Date (as defined below), we issued the Loan Warrants (as defined below) to the Lenders (as defined below) in accordance with each Lender’s pro rata share of the Loans (as defined below). Each Loan Warrant entitles the holder to acquire one Canopy Share at an exercise price equal to US$1.30 per Canopy Share for a period of five years from the Loan Closing Date. In connection with the Loan Transaction (as defined below), a portion of the net proceeds from the Loans was used to repay all outstanding amounts owing under the Credit Facility (as defined below).

On June 15, 2026, we entered into the Amendment (as defined below), by and among the Company, as a borrower, certain subsidiaries of the Company party thereto, as borrowers and/or guarantors, certain lenders party thereto, and JGB (as defined below). Pursuant to the Amendment, the Lenders have, among other things, imposed the Exchange Restriction (as defined below) on the Company.

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

Under the Shelf Registration Statement, we may access liquidity through the August 2025 ATM Program, pursuant to which we may sell, from time to time, up to US$102.0 million of additional Canopy Shares as of August 5, 2026.

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

Cash Flows

The following table presents cash flows for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,
(in thousands of Canadian dollars)	2026	2025
Net cash (used in) provided by:
Operating activities	$(25,011)	$(10,337)
Investing activities	(737)	(705)
Financing activities	(7,468)	25,460
Effect of exchange rate changes on cash and cash equivalents	5,158	(2,027)
Net (decrease) increase in cash and cash equivalents	(28,058)	12,391
Cash and cash equivalents, beginning of period	364,683	113,811
Cash and cash equivalents, end of period	$336,625	$126,202

Operating activities

Cash used in operating activities totaled $25.0 million in the three months ended June 30, 2026, as compared to cash used of $10.3 million in the three months ended June 30, 2025. The increase in the cash used in operating activities is primarily due to the year-over-year change in working capital movements.

Investing activities

The cash used in investing activities totaled $0.7 million in the three months ended June 30, 2026, as compared to cash used of $0.7 million in the three months ended June 30, 2025.

In the three months ended June 30, 2026, purchases of property, plant and equipment were $0.7 million, primarily related to production equipment enhancements made at certain of our Canadian cultivation and production facilities. Comparatively, in the three months ended June 30, 2025, we invested $1.3 million in building improvements and production equipment enhancements made at certain of our Canadian cultivation and production facilities.

Net redemptions of short-term investments in the three months ended June 30, 2026 were $nil, as compared to net redemptions of $0.8 million in the three months ended June 30, 2025. The year-over-year decrease in the net redemptions relates to timing of maturities and remaining balance of short-term investments. As at June 30, 2026, we had short-term investments of $nil.

Financing activities

The cash used by financing activities in the three months ended June 30, 2026 was $7.5 million, as compared to cash provided of $25.5 million in the three months ended June 30, 2025. In the three months ended June 30, 2026, no Canopy Shares were sold under the August 2025 ATM Program. Comparatively, in the three months ended June 30, 2025, $38.3 million in gross proceeds were received from the sale of Canopy Shares under the February 2025 ATM Program.

For the three months ended June 30, 2026, payment of debt issuance costs of $0.6 million related to the Loan Agreement. Other financing activities resulted in a cash outflow of $6.8 million, which related primarily to: (i) finance lease payments and (ii) share issuance costs. Comparatively, for the three months ended June 30, 2025, long-term debt repayments of $0.9 million related primarily to the 6.0% senior unsecured convertible debentures for gross proceeds of $100,000 and the 11.06% senior unsecured non-convertible debentures issued by Supreme Cannabis Company Inc. ("Supreme Cannabis"), which, in connection with our acquisition of Supreme Cannabis, became outstanding securities of Canopy Growth. Other financing activities resulted in a cash outflow of $11.9 million, which related to: (i) finance lease payments and (ii) share issuance costs.

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

The following table presents free cash flows for the three months ended June 30, 2026, and 2025:

	Three months ended June 30,
(in thousands of Canadian dollars)	2026	2025
Net cash used in operating activities	$(25,011)	$(10,337)
Purchases of and deposits on property, plant and equipment	(737)	(1,306)
Free cash flow[1]	$(25,748)	$(11,643)
[1]Free cash flow is a non-GAAP measure, and is calculated as net cash provided by (used in) operating activities, less purchases of and deposits on property, plant and equipment.

Free cash flow in the three months ended June 30, 2026 was an outflow of $25.7 million, as compared to an outflow of $11.6 million in the three months ended June 30, 2025. The year-over-year increase in the free cash outflow primarily reflects the increase in cash used in operating activities, primarily due to the timing of changes in working capital items.

Debt

Since our formation, we have financed our cash requirements primarily through the issuance of Canopy Shares, including the $5.1 billion investment by Constellation Brands, Inc. in the third quarter of fiscal 2019, and debt. Total debt outstanding as of June 30, 2026 was $240.2 million, an increase from $233.4 million as of March 31, 2026. The total principal amount owing was $285.4 million at June 30, 2026, an increase from $281.0 million at March 31, 2026. The increase is due to the impact of foreign currency translations on our U.S. dollar-denominated debt.

January 2026 Convertible Debenture

On January 7, 2026, we entered into an exchange agreement (the “Exchange Agreement”) with a single institutional investor (the “Convertible Debenture Investor”) that previously held a senior unsecured convertible debenture of the Company with an aggregate principal amount of $96.4 million maturing May 14, 2029 (the “May 2024 Convertible Debenture”) pursuant to which, among other things, on January 8, 2026 (the “Exchange Closing Date”), the Convertible Debenture Investor delivered to us the May 2024 Convertible Debenture held by the Convertible Debenture Investor in exchange for (A) the Company issuing to the Convertible Debenture Investor (i) new senior unsecured convertible debentures of the Company with an aggregate principal amount of $55.0 million maturing on July 8, 2031 (the “January 2026 Convertible Debentures”), (ii) 12,731,481 common share purchase warrants (the “January 2026 Investor Warrants”) of the Company, and (iii) 9,493,670 Canopy Shares (the “Exchange Shares”) and (B) a $10.5 million cash payment from the Company (collectively, the “Exchange Transaction”).

Each January 2026 Investor Warrant entitles the holder to acquire one Canopy Share at an exercise price equal to $2.16 per Canopy Share until January 8, 2031. The January 2026 Convertible Debentures bear interest at a rate of 7.50% per annum, payable in semi-annual payments in cash, and are convertible, at the option of the Convertible Debenture Investor, into Canopy Shares at a conversion price equal to $1.83 per Canopy Share.

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

A portion of the net proceeds from the Loans was used to repay all outstanding amounts owing under our prior five-year, first lien senior secured term loan facility (the “Credit Facility”).

On June 15, 2026, we amended the Loan Agreement pursuant to a first amendment to loan and guaranty agreement (the “Amendment”), by and among the Company, as a borrower, certain subsidiaries of the Company party thereto, as borrowers and/or guarantors, certain lenders party thereto, and JGB. Pursuant to the Amendment, the Lenders have, among other things, restricted our and certain of our subsidiaries’ ability to exchange any Non-Voting Shares into Canopy USA Class B Shares at any time prior to the Stock Exchange Permissibility Date (the “Exchange Restriction”).

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

Impairment of goodwill

We do not believe that an event occurred or circumstances changed during the three months ended June 30, 2026 that would, more likely than not, reduce the fair value of the Cannabis reporting unit below its carrying value. Therefore, we concluded that the quantitative goodwill impairment assessment was not required for the Cannabis reporting unit at June 30, 2026. The carrying value of goodwill associated with the Cannabis reporting unit was $55.7 million at June 30, 2026.

We are required to perform our next annual goodwill impairment analysis on March 31, 2027, or earlier should there be an event that occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

A hypothetical 10% change in the U.S. dollar against the Canadian dollar compared to the exchange rate at June 30, 2026, would affect the carrying value of net assets by approximately $21.0 million, with a corresponding impact to the foreign currency translation account within accumulated other comprehensive income (loss). A hypothetical 10% change in the euro against the Canadian dollar compared to the exchange rate at June 30, 2026, would affect the carrying value of net assets by approximately $11.7 million, with a corresponding impact to the foreign currency translation account within accumulated other comprehensive income (loss).

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

Interest rate risk

Our cash equivalents and short-term investments are held in both fixed-rate and adjustable-rate securities. Investments in fixed-rate instruments carry a degree of interest rate risk. The fair value of fixed-rate securities may be adversely impacted due to a rise in interest rates. Additionally, a falling-rate environment creates reinvestment risk because as securities mature, the proceeds are reinvested at a lower rate, generating less interest income. As at June 30, 2026, our cash and cash equivalents, and short-term investments consisted of $243.0 million in interest rate sensitive instruments (March 31, 2026 – $238.2 million).

Our financial liabilities consist of long-term fixed rate debt and floating-rate debt. Fluctuations in interest rates could impact our cash flows, primarily with respect to the interest payable on floating-rate debt.

	Aggregate Notional Value
	June 30, 2026	March 31, 2026
Fixed interest rate debt	$55,000	$55,000
Variable interest rate debt	230,365	225,972

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

Information regarding the fair value of financial instrument assets and liabilities that are measured at fair value on a recurring basis, and the relationship between the unobservable inputs used in the valuation of these financial assets and their fair value is presented in Note 19 of the Interim Financial Statements.

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

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective as of such date due to a material weakness in our internal control over financial reporting that was disclosed in Item 9A of the Annual Report.

Previously Reported Material Weakness.

As previously disclosed in Item 9A of the Annual Report, we previously identified a material weakness in our internal control over financial reporting related to incorrect non-cash technical accounting application over equity-linked instruments. Specifically, management identified a deficiency in the design and operating effectiveness of a control intended to review and approve the financial reporting implications of significant technical accounting and, specifically, the classification between equity and liabilities. This occurred due to incorrect assessments of the functional currency interaction with instrument terms, triggered by new U.S. dollar-denominated fact pattern that arose in the second quarter of the fiscal year ended March 31, 2024. As a consequence, the Company determined that certain share-settled warrants with exercise prices denominated in U.S. dollars, first issued during the fiscal year ended March 31, 2024, should have been classified as liabilities rather than equity instruments under applicable accounting standards, given the Company’s Canadian dollar functional currency. Accordingly, the Company should have recorded these instruments as liabilities on its consolidated balance sheets and measured them at fair value at each reporting date, with changes in fair value recorded in the consolidated statements of operations and comprehensive loss.

Status of Remediation of Material Weakness in Internal Control over Financial Reporting.

Management has developed and is executing a remediation plan to address the previously disclosed material weakness. We are actively engaged in the remediation for which we are implementing process and control improvements as follows:

•
Enhanced technical accounting review controls and procedures for all complex and non-routine transactions involving equity-linked financial instruments to ensure compliance with applicable accounting standards and guidance. This included the design and implementation of formal control involving the engagement of third-party experts for new equity-instrument issuances.
•
Training aimed at improving employee knowledge and skills in accounting requirements for complex financial instruments and raising awareness of applicable guidance and frameworks is in progress of implementation.
•
Enhanced management oversight and monitoring of significant accounting matters.

To remediate the existing material weakness, additional time is required to demonstrate the effectiveness of the remediation efforts. The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting, which may necessitate further action. Remediation actions are subject to ongoing senior management review as well as oversight by the Audit Committee of our board of directors.

Changes in Internal Control over Financial Reporting.

We are taking actions to remediate the material weakness relating to our internal control over financial reporting as described above. Except as discussed above, there were no changes in our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(c) of Regulation S-K.

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

CANOPY GROWTH CORPORATION

Date: August 7, 2026	By:	/s/ Luc Mongeau
Luc Mongeau
Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2026	By:	/s/ Thomas Stewart
Thomas Stewart
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)