Form 10-Q
period 2026-09-30
Canopy Growth Corp
filed 2026-11-06
CIK 1737927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 4, 2026, there were 423,352,668 common shares of the registrant outstanding and 26,261,474 non-voting and non-participating exchangeable shares of the registrant outstanding which are convertible at any time, at the option of the holder, into common shares of the registrant on a one for one basis.

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

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(in thousands of Canadian dollars, except number of shares and per share data, unaudited)

	September 30, 2026	March 31, 2026
ASSETS
Current assets:
Cash and cash equivalents	$247,340	$364,683
Short-term investments	72,451	-
Restricted short-term investments	4,741	5,046
Amounts receivable, net	37,190	36,289
Inventory	105,087	110,513
Prepaid expenses and other assets	13,974	12,935
Total current assets	480,783	529,466
Other investments	113,401	108,010
Property, plant and equipment	304,304	316,494
Intangible assets	85,481	92,411
Goodwill	55,685	55,685
Other assets	18,147	16,666
Total assets	$1,057,801	$1,118,732

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,564	$34,817
Accrued expenses and liabilities	40,973	42,999
Current portion of long-term debt	43,130	16,237
Warrant derivative liability	22,755	27,522
Other liabilities	34,187	36,868
Total current liabilities	170,609	158,443
Long-term debt	202,734	217,123
Deferred income tax liabilities	6,546	8,199
Other liabilities	27,589	37,373
Total liabilities	407,478	421,138
Commitments and contingencies
Canopy Growth Corporation shareholders’ equity:
Share capital Common shares - $nil par value; Authorized - unlimited; Issued and outstanding - 423,352,668 shares and 422,068,225 shares, respectively. Exchangeable shares - $nil par value; Authorized - unlimited; Issued and outstanding - 26,261,474 shares and 26,261,474 shares, respectively.	9,236,201	9,233,577
Additional paid-in capital	2,593,697	2,591,714
Accumulated other comprehensive income	13,925	10,530
Deficit	(11,193,500)	(11,138,227)
Total shareholders’ equity	650,323	697,594
Total liabilities and shareholders’ equity	$1,057,801	$1,118,732

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands of Canadian dollars, except number of shares and per share data, unaudited)

	Three months ended September 30,		Six months ended September 30,
	2026	2025	2026	2025
Revenue	$99,507	$82,998	$199,871	$171,746
Excise taxes	18,134	16,315	37,333	32,929
Net revenue	81,373	66,683	162,538	138,817
Cost of goods sold	58,018	44,778	116,945	98,874
Gross margin	23,355	21,905	45,593	39,943
Operating expenses
Selling, general and administrative expenses	39,693	36,296	79,916	74,404
Share-based compensation	4,032	2,009	5,391	1,910
Loss on asset impairment and restructuring	2,593	494	5,359	3,147
Total operating expenses	46,318	38,799	90,666	79,461
Operating loss	(22,963)	(16,894)	(45,073)	(39,518)
Other income (expense), net	(18,531)	12,130	(11,129)	(9,816)
Loss before income taxes	(41,494)	(4,764)	(56,202)	(49,334)
Income tax recovery (expense)	800	(214)	929	(505)
Net loss	$(40,694)	$(4,978)	$(55,273)	$(49,839)

Basic and diluted loss per share	$(0.10)	$(0.02)	$(0.13)	$(0.22)
Basic and diluted weighted average common shares outstanding	423,109,807	274,025,102	422,689,227	231,407,491

Comprehensive income (loss):
Net loss	$(40,694)	$(4,978)	$(55,273)	$(49,839)
Other comprehensive income (loss), net of income tax
Foreign currency translation	(1,435)	6,771	3,395	13,484
Comprehensive income (loss)	$(42,129)	$1,793	$(51,878)	$(36,355)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of Canadian dollars, unaudited)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

	Six months ended September 30, 2026
		Additional paid-in capital			Accumulated
	Share capital	Share-based reserve	Warrants	Ownership changes	other comprehensive income (loss)	Deficit	Total
Balance at March 31, 2026	$9,233,577	$502,032	$2,612,631	$(522,949)	$10,530	$(11,138,227)	$697,594
Other issuances of common shares and share issue costs	(571)	-	-	-	-	-	(571)
Share-based compensation	-	1,359	-	-	-	-	1,359
Issuance and vesting of restricted share units and performance share units	2,463	(2,463)	-	-	-	-	-
Comprehensive income (loss)	-	-	-	-	4,830	(14,579)	(9,749)
Balance at June 30, 2026	$9,235,469	$500,928	$2,612,631	$(522,949)	$15,360	$(11,152,806)	$688,633
Other issuances of common shares and share issue costs	(213)	-	-	-	-	-	(213)
Share-based compensation	-	4,032	-	-	-	-	4,032
Issuance and vesting of restricted share units and performance share units	945	(945)	-	-	-	-	-
Comprehensive loss	-	-	-	-	(1,435)	(40,694)	(42,129)
Balance at September 30, 2026	$9,236,201	$504,015	$2,612,631	$(522,949)	$13,925	$(11,193,500)	$650,323

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of Canadian dollars, unaudited)

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

	Six months ended September 30, 2025
		Additional paid-in capital			Accumulated
	Share capital	Share-based reserve	Warrants	Ownership changes	other comprehensive income (loss)	Deficit	Total
Balance at March 31, 2025	$8,782,405	$503,409	$2,590,485	$(522,949)	$535	$(10,875,319)	$478,566
Common shares issued from February 2025 ATM Program	38,261	-	-	-	-	-	38,261
Other issuances of common shares and share issue costs	(1,585)	-	-	-	-	-	(1,585)
Share-based compensation	-	(99)	-	-	-	-	(99)
Issuance and vesting of restricted share units and performance share units	3,449	(3,449)	-	-	-	-	-
Comprehensive income (loss)	-	-	-	-	6,713	(44,861)	(38,148)
Balance at June 30, 2025	$8,822,530	$499,861	$2,590,485	$(522,949)	$7,248	$(10,920,180)	$476,995
Common shares issued from February 2025 ATM Program	200,118	-	-	-	-	-	200,118
Common shares issued from August 2025 ATM Program	43,137	-	-	-	-	-	43,137
Other issuances of common shares and share issue costs	(3,359)	-	-	-	-	-	(3,359)
Share-based compensation	-	2,009	-	-	-	-	2,009
Issuance and vesting of restricted share units and performance share units	1,910	(1,910)	-	-	-	-	-
Comprehensive income (loss)	-	-	-	-	6,771	(4,978)	1,793
Balance at September 30, 2025	$9,064,336	$499,960	$2,590,485	$(522,949)	$14,019	$(10,925,158)	$720,693

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of Canadian dollars, unaudited)

	Six months ended September 30,
	2026	2025

Cash flows from operating activities:
Net loss	$(55,273)	$(49,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	11,116	9,531
Amortization of intangible assets	9,274	9,384
Share-based compensation	5,391	1,910
Loss on asset impairment and restructuring	628	412
Income tax (recovery) expense	(929)	505
Non-cash fair value adjustments and charges related to settlement of long-term debt	(9,041)	(5,898)
Change in operating assets and liabilities, net of effects from purchases of businesses:
Amounts receivable	(854)	25,381
Inventory	5,665	(5,154)
Prepaid expenses and other assets	(1,039)	(5,538)
Accounts payable and accrued liabilities	(8,097)	(8,002)
Other, including non-cash foreign currency	5,578	(1,008)
Net cash used in operating activities	(37,581)	(28,316)
Cash flows from investing activities:
Purchases of and deposits on property, plant and equipment	(3,714)	(2,532)
Purchases of intangible assets	(1,992)	(420)
Proceeds on sale of property, plant and equipment	1,505	4
(Purchases) redemption of short-term investments	(71,708)	18,391
Other investing activities	-	581
Net cash (used) provided in investing activities	(75,909)	16,024
Cash flows from financing activities:
Proceeds from issuance of common shares and warrants	-	281,516
Payment of debt issue costs	(932)	-
Repayment of long-term debt	-	(71,660)
Finance lease payments	(6,250)	(10,328)
Other financing activities	(784)	(5,071)
Net cash (used) provided by financing activities	(7,966)	194,457
Effect of exchange rate changes on cash and cash equivalents	4,113	2,082
Net (decrease) increase in cash and cash equivalents	(117,343)	184,247
Cash and cash equivalents, beginning of period	364,683	113,811
Cash and cash equivalents, end of period	$247,340	$298,058

The accompanying notes are an integral part of these condensed interim consolidated financial statements.

CANOPY GROWTH CORPORATION

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of Canadian dollars, unaudited)

	Six months ended September 30,
	2026	2025
Supplemental disclosure of cash flow information
Cash received during the period:
Income taxes	$-	$330
Interest	$6,344	$3,099
Cash paid during the period:
Income taxes	$1,994	$365
Interest	$15,329	$16,526
Noncash investing and financing activities
Additions to property, plant and equipment	$136	$457

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

2. BASIS OF PRESENTATION

These unaudited condensed interim consolidated financial statements have been presented in Canadian dollars and are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Canopy Growth has determined that the Canadian dollar is the most relevant and appropriate reporting currency as, despite continuing shifts in the relative size of the Company’s operations across multiple geographies, the majority of its operations are conducted in Canadian dollars and its financial results are prepared and reviewed internally by management in Canadian dollars. The Company’s unaudited condensed interim consolidated financial statements, and the financial information contained herein, are reported in thousands of Canadian dollars, except share and per share amounts or as otherwise stated.

Certain information and footnote disclosures normally included in the audited annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted or condensed. These unaudited condensed interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026 (the “Annual Report”) and have been prepared on a basis consistent with the accounting policies as described in the Annual Report.

These unaudited condensed interim consolidated financial statements are unaudited and reflect adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods in accordance with U.S. GAAP.

The results reported in these unaudited condensed interim consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for an entire fiscal year. The policies set out below are consistently applied to all periods presented, unless otherwise noted.

Principles of consolidation

These unaudited condensed interim consolidated financial statements include the accounts of the Company and all entities in which the Company either has a controlling voting interest or is the primary beneficiary of a variable interest entity. All intercompany accounts and transactions have been eliminated on consolidation.

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

Use of estimates

The preparation of these unaudited condensed interim consolidated financial statements and accompanying notes in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates. Financial statement areas that require significant judgments and estimates are as follows:

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

Fair value measurement of financial instruments - The use of various valuation approaches described in Note 20 may involve uncertainties and determinations based on the Company’s judgment and any value estimated from these techniques may not be realized or realizable.

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

On May 19, 2023, Canopy USA and Huneeus 2017 Irrevocable Trust (the “Trust”) entered into a share purchase agreement (the “Trust SPA”), which sets out the terms of the Trust’s investment in Canopy USA in the aggregate amount of up to US$20 million (the “Trust Transaction”). Agustin Huneeus, Jr. is the trustee of the Trust and is an affiliate of a shareholder of Jetty (as defined below). On April 26, 2024, Canopy USA completed the first tranche closing of the Trust Transaction and pursuant to the Trust SPA, the timeline to complete the second tranche closing has lapsed. As of September 30, 2026, the Trust holds an aggregate of 28,571,429 Canopy USA Common Shares and warrants to acquire up to 85,714,284 Voting Shares (as defined in the A&R LLC Agreement) expiring on April 26, 2031. Subject to the terms of the Trust SPA, the Trust has been granted options to acquire additional Voting Shares with a value of up to an additional US$10 million and one such additional option includes the issuance of additional warrants of Canopy USA.

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
•
TerrAscend – the Canopy USA LPs hold an aggregate of 64,564,487 common shares (the “TerrAscend Common Shares”) in the capital of TerrAscend Corp. (“TerrAscend”) on an as-converted basis and 22,474,130 TerrAscend Common Share purchase warrants with a weighted average exercise price of $6.07 per TerrAscend Common Share and expiring on December 31, 2032 (the “TerrAscend Warrants”). Assuming full exercise of the TerrAscend Warrants, the Canopy USA LPs will hold an aggregate of 87,038,617 TerrAscend Common Shares on an as-converted basis assuming conversion of the TerrAscend exchangeable shares held by the Canopy USA LPs. TerrAscend is a leading North American cannabis operator with vertically integrated operations and a presence in Pennsylvania, New Jersey, Ohio and California as well as licensed cultivation and processing operations in Maryland.

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

As of September 30, 2026, the Trust holds 28,571,429 Canopy USA Common Shares, the shareholders of Wana collectively hold 60,955,929 Canopy USA Common Shares and a wholly-owned subsidiary of the Company holds all of the issued and outstanding Non-Voting Shares in the capital of Canopy USA, representing approximately 84.4% of the issued and outstanding shares in Canopy USA on an as-converted basis.

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

On July 29, 2025, Canopy USA secured from the ARCA Lender an additional US$22,000 in financing for Acreage and its subsidiaries (the “2025 Acreage Financing”). In connection with the 2025 Acreage Financing, the Optionor, the ARCA Lender and Acreage, among others, amended and restated the Second ARCA pursuant to a third amended and restated credit agreement dated as of July 29, 2025 (the “Third ARCA”). In connection with the Third ARCA, each of Canopy Elevate I LLC, Canopy Elevate II LLC and Canopy Elevate III LLC (each a wholly-owned subsidiary of Canopy USA and collectively, “Elevate”) entered into a limited recourse pledge agreement pursuant to which such entities pledged, as security for the obligations under the Third ARCA, each of their respective equity interests in each of the Wana entities. In addition, as security for the obligations under the Third ARCA, each of the Wana entities provided guarantees and security over substantially all of their respective assets.

In connection with a default by Acreage under the Third ARCA, on May 12, 2026, the Optionor, the ARCA Lender and Acreage, among others, entered into an initial forbearance agreement (the “Initial Forbearance Agreement”), which forbearance was extended from time to time by agreement of the lenders. As required under the Initial Forbearance Agreement, Acreage appointed, among others, a chief restructuring officer and financial advisor in order to assist Acreage with a strategic review of its business. On July 31, 2026, the Optionor, the ARCA Lender and Acreage, among others, entered into a second forbearance agreement (the “Second Forbearance Agreement”).

On October 19, 2026, the Optionor, the ARCA Lender and Acreage, among others, amended and restated the Third ARCA by entering into a fourth amended and restated credit agreement (the “Fourth ARCA” and such amounts owing under the Fourth ARCA, the “Acreage and Wana Debt”), pursuant to which, among other things, Canopy USA secured from the ARCA Lender an additional US$13,333 in financing for Acreage and its subsidiaries (the “2026 Acreage Financing”). Acreage continues to be in default under the Fourth ARCA. Pursuant to the terms of the Fourth ARCA, the forbearances provided to Acreage pursuant to the Initial Forbearance Agreement and the Second Forbearance Agreement were further extended to January 31, 2027.

As of September 30, 2026, the aggregate principal amount of the Acreage and Wana Debt owing under the Third ARCA to the Optionor was approximately $193,093 (US$136,096) and the aggregate principal amount of the Acreage and Wana Debt owing under the Third ARCA to the ARCA Lender was approximately $121,275 (US$85,477).

The portion of the Acreage and Wana Debt owing to the ARCA Lender ranks in priority to the portion of the Acreage and Wana Debt owing to the Company and the rights and remedies related thereto may be exercised by the ARCA Lender over the assets pledged as security under the Acreage and Wana Debt. See “Risk Factors – In the event Acreage or Wana, as guarantor, cannot satisfy the debt obligations as they become due, the Acreage and Wana Debt may not be repaid and the Company may lose the entirety of its investment in the Acreage and Wana Debt, and, in the event Acreage or Wana are unable to continue as a going concern, which may occur in the event that the ARCA Lender enforces its security over the Acreage and Wana Debt, there would be a negative impact on Canopy USA’s business, financial results and operations and have an adverse impact on the Company’s U.S. strategy, and, potentially, negatively affect the share price of the Canopy Shares,” in Item 1A of the Annual Report.

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

In addition, Canopy Growth: (i) issued 5,118,426 Canopy Shares pursuant to the tax receivable bonus plans of High Street Capital Partners, LLC, as subsidiary of Acreage; and (ii) 306,151 Canopy Shares were issuable in connection with Canopy USA’s acquisition of the minority interests of certain subsidiaries of Acreage, of which 268,057 Canopy Shares have been issued as of September 30, 2026.

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

4. LOSS ON ASSET IMPAIRMENT AND RESTRUCTURING

In the three and six months ended September 30, 2026, the Company recorded a loss on asset impairment and restructuring which primarily related to employee restructuring costs.

As a result, in the three and six months ended September 30, 2026, the Company recognized a loss on asset impairment and restructuring of $2,593 and $5,359, respectively (three and six months ended September 30, 2025 – loss of $494 and $3,147, respectively).

5. CASH AND CASH EQUIVALENTS

The components of cash and cash equivalents are as follows:

	September 30,	March 31,
	2026	2026
Cash	$82,785	$126,435
Cash equivalents	164,555	238,248
	$247,340	$364,683

6. SHORT-TERM INVESTMENTS

The components of short-term investments are as follows:

	September 30,	March 31,
	2026	2026
Term Deposits	$72,451	$-
	$72,451	$-

7. AMOUNTS RECEIVABLE, NET

The components of amounts receivable, net are as follows:

	September 30,	March 31,
	2026	2026
Accounts receivable, net	$31,743	$31,241
Indirect taxes receivable	2,688	3,224
Interest receivable	869	1,533
Other receivables	1,890	291
	$37,190	$36,289

Included in the accounts receivable, net balance at September 30, 2026 is an allowance for doubtful accounts of $1,640 (March 31, 2026 – $1,798).

8. INVENTORY

The components of inventory are as follows:

	September 30,	March 31,
	2026	2026
Raw materials, packaging supplies and consumables	$19,536	$20,519
Work in progress	46,123	46,200
Finished goods	39,428	43,794
	$105,087	$110,513

In the three and six months ended September 30, 2026, the Company recorded write-downs related to inventory in cost of goods sold of $743 and $458, respectively (three and six months ended September 30, 2025 – $1,079 and $2,982, respectively).

9. PREPAID EXPENSES AND OTHER ASSETS

The components of prepaid expenses and other assets are as follows:

	September 30,	March 31,
	2026	2026
Prepaid expenses	$6,165	$7,544
Deposits	672	944
Other assets	7,137	4,447
	$13,974	$12,935

10. OTHER INVESTMENTS

The following table outlines changes in other financial assets. Additional details on how the fair value of significant investments is calculated are included in Note 20.

					Foreign
		Balance at			currency		Balance at
		March 31,		Fair value	translation		September 30,
Entity	Instrument	2026	Additions	changes	adjustments	Other	2026
Canopy USA Loans Receivable	Loan receivable	$63,900	$-	$436	$1,142	$-	$65,478
Canopy USA LPs	Equity method investment	42,079	-	3,838	82	-	45,999
Other	Various	2,031	-	-	-	(107)	1,924
		$108,010	$-	$4,274	$1,224	$(107)	$113,401

Equity Method Investments

Through its ownership in the Non-Voting Shares, the Company has a non-participating and non-voting interest in Canopy USA and an interest in the Canopy USA LPs, and classifies such interests in Canopy USA and the Canopy USA LPs as equity method investments. The Company has elected to account for its investments in Canopy USA and the Canopy USA LPs at fair value. Refer to Note 20 for information on the valuation technique and inputs used in determining the fair value of the Canopy USA and the Canopy USA LPs investments and Note 22 for information on fair value movements.

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

On July 29, 2025, Canopy USA secured from the ARCA Lender an additional US$22,000 pursuant to the 2025 Acreage Financing. In connection with the 2025 Acreage Financing, the Optionor, the ARCA Lender and Acreage, among others, amended and restated the Second ARCA pursuant to the Third ARCA. In connection with the Third ARCA, each of the Elevate entities entered into a limited recourse pledge agreement pursuant to which such entities pledged, as security for the obligations under the Third ARCA, each of their respective equity interests in each of the Wana entities. In addition, as security for the obligations under the Third ARCA, each of the Wana entities provided guarantees and security over substantially all of their respective assets.

In connection with a default by Acreage under the Third ARCA, on May 12, 2026, the Optionor, the ARCA Lender and Acreage, among others, entered into the Initial Forbearance Agreement, which was extended from time to time by agreement of the lenders. As required under the Initial Forbearance Agreement, Acreage appointed, among others, a chief restructuring officer and financial advisor in order to assist Acreage with a strategic review of its business. On July 31, 2026, the Optionor, the ARCA Lender and Acreage, among others, entered into the Second Forbearance Agreement.

On October 19, 2026, the Optionor, the ARCA Lender and Acreage, among others, entered into the Fourth ARCA, pursuant to which, among other things, Canopy USA secured from the ARCA Lender the 2026 Acreage Financing. Acreage continues to be in default under the Fourth ARCA. Pursuant to the terms of the Fourth ARCA, the forbearances provided to Acreage pursuant to the Initial Forbearance Agreement and the Second Forbearance Agreement were further extended to January 31, 2027.

As of September 30, 2026, the aggregate principal amount of the Acreage and Wana Debt owing under the Third ARCA to the Optionor was approximately $193,093 (US$136,096) and the aggregate principal amount of the Acreage and Wana Debt owing under the Third ARCA to the ARCA Lender was approximately $121,275 (US$85,477).

The portion of the Acreage and Wana Debt owing to the ARCA Lender ranks in priority to the portion of the Acreage and Wana Debt owing to the Company and the rights and remedies related thereto may be exercised by the ARCA Lender over the assets pledged as security under the Acreage and Wana Debt. See “Risk Factors – In the event Acreage or Wana, as guarantor, cannot satisfy the debt obligations as they become due, the Acreage and Wana Debt may not be repaid and the Company may lose the entirety of its investment in the Acreage and Wana Debt, and, in the event Acreage or Wana are unable to continue as a going concern, which may occur in the event that the ARCA Lender enforces its security over the Acreage and Wana Debt, there would be a negative impact on Canopy USA’s business, financial results and operations and have an adverse impact on the Company’s U.S. strategy, and, potentially, negatively affect the share price of the Canopy Shares,” in Item 1A of the Annual Report.

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

On December 9, 2024, Canopy USA delivered guarantees in respect of the obligations owing pursuant to the Elevate loan receivable. Upon delivery thereof, each guarantee is now factored into the fair value consideration of the Elevate loan receivable. Refer to Note 20 for information on the valuation technique and other inputs used in determining the fair value.

As of September 30, 2026, the aggregate principal and interest amount owing to Canopy Growth is $245,042 (US$172,711) and $86,750 (US$61,143), respectively.

11. PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment are as follows:

	September 30,	March 31,
	2026	2026
Buildings and greenhouses	$311,176	$313,234
Production and warehouse equipment	73,556	72,897
Leasehold improvements	8,194	7,524
Office and lab equipment	12,490	12,343
Computer equipment	8,067	7,281
Land	5,160	5,286
Right-of-use-assets
Buildings and greenhouses	26,678	26,221
Production and warehouse equipment	986	986
Assets in process	2,200	2,108
	448,507	447,880
Less: Accumulated depreciation	(144,203)	(131,386)
	$304,304	$316,494

Depreciation expense included in cost of goods sold for the three and six months ended September 30, 2026 is $4,163 and $8,374, respectively (three and six months ended September 30, 2025 – $4,208 and $8,409, respectively). Depreciation expense included in selling, general and administrative expenses for the three and six months ended September 30, 2026 is $1,602 and $2,742, respectively (three and six months ended September 30, 2025 – $570 and $1,122, respectively).

12. INTANGIBLE ASSETS

The components of intangible assets are as follows:

	September 30, 2026		March 31, 2026
	Gross	Net	Gross	Net
	Carrying	Carrying	Carrying	Carrying
	Amount	Amount	Amount	Amount
Finite lived intangible assets
Intellectual property	$145,705	$19,772	$90,646	$24,300
Distribution channel	57,014	10,900	56,985	11,817
Operating licenses	24,400	8,361	24,400	9,885
Software and domain names	34,200	1,142	33,404	797
Brands	33,672	21,789	31,722	21,876
Amortizable intangibles in process	-	-	237	237
Total	$294,991	$61,964	$237,394	$68,912

Indefinite lived intangible assets
Acquired brands		$23,517		$23,499
Total intangible assets		$85,481		$92,411

Amortization expense included in cost of goods sold for the three and six months ended September 30, 2026 is $3 and $6, respectively (three and six months ended September 30, 2025 – $3 and $6, respectively). Amortization expense included in selling, general and administrative expenses for the three and six months ended September 30, 2026 is $4,588 and $9,268, respectively (three and six months ended September 30, 2025 – $4,464 and $9,378, respectively).

13. GOODWILL

The changes in the carrying amount of goodwill are as follows:

Balance, March 31, 2025	$46,042
Purchase accounting allocations	55,685
Impairment losses	(47,491)
Foreign currency translation adjustments	1,449
Balance, March 31, 2026	$55,685
Foreign currency translation adjustments	-
Balance, September 30, 2026	$55,685

The Company does not believe that an event occurred or circumstances changed during the six months ended September 30, 2026 that would, more likely than not, reduce the fair value of the Cannabis reporting unit below its carrying value. Therefore, the Company concluded that the quantitative goodwill impairment assessment was not required for the Cannabis reporting unit at September 30, 2026. The carrying value of goodwill associated with the Cannabis reporting unit was $55,685 at September 30, 2026.

The Company is required to perform its next annual goodwill impairment analysis on March 31, 2027, or earlier should there be an event that occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

14. ACCRUED EXPENSES AND LIABILITIES

The components of accrued expenses and liabilities are as follows:

	September 30,	March 31,
	2026	2026
Employee compensation	$9,820	$15,661
Taxes and government fees	19,407	14,402
Professional fees	3,597	4,022
Other	8,149	8,914
	$40,973	$42,999

15. DEBT

The components of debt are as follows:

		September 30, 2026		March 31, 2026
	Maturity Date	Principal	Book Value	Principal	Book Value
Loan Agreement	January 31, 2031	$230,009	$189,490	$225,972	$177,042
January 2026 Convertible Debenture	July 8, 2031	55,000	56,374	55,000	56,318
		285,009	245,864	280,972	233,360
Less: current portion			(43,130)		(16,237)
Long-term portion			$202,734		$217,123

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

16. OTHER LIABILITIES

The components of other liabilities are as follows:

	As at September 30, 2026			As at March 31, 2026
	Current	Long-term	Total	Current	Long-term	Total
Lease liabilities	$14,272	$21,304	$35,576	$14,327	$31,027	$45,354
Acquisition consideration and other investment related liabilities	-	4,555	4,555	-	4,552	4,552
Refund liability	1,681	-	1,681	3,638	-	3,638
Settlement liabilities and other	18,234	1,730	19,964	18,903	1,794	20,697
	$34,187	$27,589	$61,776	$36,868	$37,373	$74,241

17. SHARE CAPITAL

CANOPY GROWTH

Authorized

An unlimited number of Canopy Shares and exchangeable shares (the “Exchangeable Shares”).

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

The August 2025 ATM Program will be effective until the earlier of (A) June 5, 2027; (B) the issuance and sale of Canopy Shares having an aggregate offering price of US$200,000 on the terms and subject to the conditions set forth in the August 2025 Equity Distribution Agreement; (C) the date on which the Company’s registration statement, as amended, filed with the SEC (the “Registration Statement”) has ceased to be useable for sales of Shelf Securities (as defined in the August 2025 Equity Distribution Agreement) pursuant to General Instruction I.B.1 of Form S-3; (D) the date on which the Company receives notice from the SEC that the Registration Statement has ceased to be effective; and (E) the date on which the August 2025 Equity Distribution Agreement is terminated by the parties. In accordance with the August 2025 Equity Distribution Agreement, the Canadian Offering automatically terminated on July 5, 2026. The termination of the Canadian Offering does not affect the U.S. Offering and the August 2025 Equity Distribution Agreement continues in full force and effect with respect to the U.S. Offering. The August 2025 Equity Distribution Agreement replaced the equity distribution agreement dated February 28, 2025, as amended, among the Company and the Agents that established the Company’s prior at-the-market equity program (the “February 2025 ATM Program”).

During the three and six months ended September 30, 2026, no Canopy Shares have been sold under the August 2025 ATM Program.

During the three and six months ended September 30, 2025, the Company sold 106,498,970 and 127,505,498 Canopy Shares, respectively, for gross proceeds of $200,118 (US$145,350) and $238,379 (US$173,278), respectively, under the February 2025 ATM Program. In addition, during the three and six months ended September 30, 2025, the Company sold 20,307,503 and 20,307,503 Canopy Shares, respectively, for gross proceeds of $43,137 (US$31,014) and $43,137 (US$31,014), respectively, under the August 2025 ATM Program.

(ii) Other issuances of common shares and share capital transactions

During the six months ended September 30, 2026, the Company had the following other issuances and share capital transactions:

	Number of common shares	Share capital	Share and warrant reserve
Other issuances and share issue costs	-	$(784)	$-
Total	-	$(784)	$-

During the six months ended September 30, 2025, the Company had the following other issuances and share capital transactions:

	Number of common shares	Share capital	Share based reserve
Other issuances and share issue costs	-	$(4,944)	$-
Total	-	$(4,944)	$-

(iii) Liability classified warrants

The Company applies the Black-Scholes option pricing model to determine the fair value of its liability classified warrants at each reporting date with changes in fair value recorded in the consolidated statements of operations and comprehensive loss, see Note 22 for details. The following is a summary of the Company’s liability classified warrant activity during the six months ended September 30, 2026 and 2025:

	Number of whole warrants	Weighted average exercise price	Weighted average remaining life (years)
Balance outstanding at March 31, 2026	30,838,728	$4.49	4.11
Issuance of warrants	-	-	-
Balance outstanding at September 30, 2026	30,838,728	$4.57	3.61

	Number of whole warrants	Weighted average exercise price	Weighted average remaining life (years)
Balance outstanding at March 31, 2025	12,133,150	$8.90	4.09
Issuance of warrants	-	-	-
Balance outstanding at September 30, 2025	12,133,150	$8.61	3.59

The following is a summary of the Company’s liability classified warrant balances during the six months ended September 30, 2026 and 2025:

Warrant derivative liability
Balance outstanding at March 31, 2026	$27,522
Fair value change	(4,767)
Balance outstanding at September 30, 2026	$22,755

Warrant derivative liability
Balance outstanding at March 31, 2025	$8,647
Fair value change	6,673
Balance outstanding at September 30, 2025	$15,320

(iv) Equity classified warrants

The following is a summary of the Company’s equity classified warrant activity during the six months ended September 30, 2026 and 2025:

	Number of whole warrants	Weighted average exercise price	Weighted average remaining life (years)	Warrant reserve
Balance outstanding at March 31, 2026	23,528,830	$4.08	3.46	$2,612,631
Issuance of warrants	-	-	-	-
Balance outstanding at September 30, 2026	23,528,830	$4.08	2.95	$2,612,631

	Number of whole warrants	Weighted average exercise price	Weighted average remaining life (years)	Warrant reserve
Balance outstanding at March 31, 2025	3,350,430	$16.18	4.12	$2,590,485
Issuance of warrants	-	-	-	-
Balance outstanding at September 30, 2025	3,350,430	$16.18	3.62	2,590,485

(v) Issuances of Exchangeable Shares

During the six months ended September 30, 2026 and 2025, the Company did not issue any Exchangeable Shares.

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

All directors, employees and consultants of the Company are eligible to receive awards of common share purchase options (“Options”), restricted share units (“RSUs”), deferred share units or shares-based awards (collectively, the “Awards”) under the Omnibus Equity Incentive Plan, subject to certain limitations. The Omnibus Equity Incentive Plan allows for a maximum term of each Option to be ten years from the date of grant and the maximum number of Canopy Shares available for issuance under the Omnibus Equity Incentive Plan remains at 10% of the issued and outstanding Canopy Shares from time to time, less the number of Canopy Shares issuable pursuant to other security-based compensation arrangements of the Company (including Canopy Shares reserved for issuance under the Previous Equity Incentive Plan).

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

The maximum number of Canopy Shares reserved for issuance upon the exercise, vesting or settlement, as applicable, of Awards granted pursuant to the Omnibus Equity Incentive Plan and the Previous Equity Incentive Plan is 42,335,267 as at September 30, 2026. As of September 30, 2026, the only Awards outstanding are Options under the Previous Equity Incentive Plan, and Options and RSUs under the Omnibus Equity Incentive Plan.

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

The following is a summary of the changes in the Options outstanding during the six months ended September 30, 2026:

	Options issued	Weighted average exercise price
Balance outstanding at March 31, 2026[1]	2,743,855	$4.19
Options granted	2,839,962	1.41
Options expired/forfeited	(401,157)	4.36
Balance outstanding at September 30, 2026[1]	5,182,660	$2.67

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

The following is a summary of the Options outstanding as at September 30, 2026:

	Options Outstanding		Options Exercisable
		Weighted Average		Weighted Average
		Remaining		Remaining
	Outstanding at	Contractual Life	Exercisable at	Contractual Life
Range of Exercise Prices	September 30, 2026	(years)	September 30, 2026	(years)
$1.40 - $2.50	4,634,880	5.14	779,972	3.69
$2.51 - $10.00	419,273	3.62	268,429	3.20
$10.01 - $308.70	128,507	2.98	101,512	2.79
	5,182,660	4.96	1,149,913	3.50

At September 30, 2026, the weighted average exercise price of the Options outstanding and Options exercisable was $2.67 and $5.98, respectively (March 31, 2026 – $4.19 and $10.06, respectively).

The Company recorded $1,012 and $1,308 in share-based compensation expense related to Options issued to employees and contractors for the three and six months ended September 30, 2026, respectively (three and six months ended September 30, 2025 – $664 and $334, respectively).

The Company uses the Black-Scholes option pricing model to establish the fair value of Options granted during the six months ended September 30, 2026 and 2025, on their measurement date by applying the following assumptions:

	September 30,	September 30,
	2026	2025
Risk-free interest rate	2.98%	2.64%
Expected life of options (years)	3 - 5	3 - 5
Expected volatility	123%	123%
Expected dividend yield	nil	nil
Black-Scholes value of each Option	$1.12	$1.57

Volatility was estimated by using the historical volatility of the Company. The expected life in years represents the period of time that Options granted are expected to be outstanding. The risk-free rate was based on zero-coupon Canada government bonds with a remaining term equal to the expected life of the Options.

For the three and six months ended September 30, 2026, the Company recorded $3,020 and $4,083, respectively, in share-based compensation expense related to RSUs (for the three and six months ended September 30, 2025 – $1,345 and $1,576, respectively).

The following is a summary of the changes in the Company’s RSUs during the six months ended September 30, 2026:

Number of RSUs
Balance outstanding at March 31, 2026	2,922,618
RSUs granted[1]	7,077,095
RSUs released	(1,284,443)
RSUs cancelled and forfeited	(501,910)
Balance outstanding at September 30, 2026[1]	8,213,360
[1] Included are 2,888,620 RSUs which are subject to performance conditions.

19. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income includes the following components:

	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
As at March 31, 2026	$10,530	$10,530
Other comprehensive income	3,395	3,395
As at September 30, 2026	$13,925	$13,925

	Foreign currency translation adjustments	Accumulated other comprehensive income (loss)
As at March 31, 2025	$535	$535
Other comprehensive income	13,484	13,484
As at September 30, 2025	$14,019	$14,019

20. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company records cash, accounts receivable, interest receivable and accounts payable, and accrued expenses and liabilities at cost. The carrying values of these instruments approximate their fair value due to their short-term maturities. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Assets and liabilities recognized or disclosed at fair value on a nonrecurring basis may include items such as property, plant and equipment, goodwill and other intangible assets, equity and other investments and other assets. The Company determines the fair value of these items using Level 3 inputs, as described in the related sections below.

The following table represents the Company’s financial assets and liabilities measured at estimated fair value on a recurring basis:

	Fair value measurement using
	Quoted	Significant
	prices in	other	Significant
	active	observable	unobservable
	markets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2026
Assets:
Short-term investments	72,451	$-	$-	$72,451
Restricted short-term investments	4,741	-	-	4,741
Other investments	47	-	111,477	111,524
Liabilities:
Warrant derivative liability	-	-	22,755	22,755

March 31, 2026
Assets:
Restricted short-term investments	$5,046	$-	$-	$5,046
Other investments	46	-	105,979	106,025
Liabilities:
Warrant derivative liability	-	-	27,522	27,522

The following table summarizes the valuation techniques and significant unobservable inputs in the fair value measurement of significant level 3 financial instruments:

Financial asset / financial liability	Valuation techniques	Significant unobservable inputs	Relationship of unobservable inputs to fair value
Canopy USA, LLC Equity Method Investment	Asset based approach	Probability and timing of U.S. legalization	Increase or decrease in probability of U.S. legalization will result in an increase or decrease in fair value
		Discount rate	Increase or decrease in discount rate will result in a decrease or increase in fair value
		Expected future cash flows	Increase or decrease in expected future cash flows will result in an increase or decrease in fair value
		Volatility of Jetty equity	Increase or decrease in volatility will result in an increase or decrease in fair value
Canopy USA LPs Equity Method Investment	Asset based approach	Volatility of TerrAscend’s Common Share price	Increase or decrease in volatility will result in a decrease or increase in fair value
		Probability and timing of U.S. legalization	Increase or decrease in probability of U.S. legalization will result in an increase or decrease in fair value
Elevate Loan Receivable	Lesser of discounted cash flow and debtor net assets	Equity value of Canopy USA	Increase or decrease in equity value will result in an increase or decrease in fair value
Acreage and Wana Debt	Lesser of discounted cash flow and debtor net assets	Equity value of Canopy USA	Increase or decrease in equity value will result in an increase or decrease in fair value
Warrant derivative liability	Black-Scholes option pricing model	Volatility of Canopy Share price	Increase or decrease in volatility will result in an increase or decrease in fair value

21. REVENUE

Revenue is disaggregated as follows:

	Three months ended		Six months ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Cannabis
Canadian adult-use cannabis[1]	$28,127	$23,940	$57,829	50,961
Canadian medical cannabis[2]	25,840	21,821	51,626	43,027
International markets cannabis	12,268	5,091	21,865	13,846
	$66,235	$50,852	$131,320	$107,834

Storz & Bickel	$15,138	$15,831	$31,218	$30,983

Net revenue	$81,373	$66,683	$162,538	$138,817

1Canadian adult-use net revenue during the three and six months ended September 30, 2026 includes excise taxes of $14,885 and $31,088, respectively (three and six months ended September 30, 2025 – $13,802 and $28,001, respectively).

2Canadian medical cannabis net revenue for the three and six months ended September 30, 2026 includes excise taxes of $3,249 and $6,245, respectively (three and six months ended September 30, 2025 – $2,513 and $4,928, respectively).

The Company recognizes variable consideration related to estimated future product returns and price adjustments as a reduction of the transaction price at the time revenue for the corresponding product sale is recognized. Net revenue reflects actual returns and variable consideration related to estimated returns and price adjustments in the amount of $(1,025) and $994 for the three and six months ended September 30, 2026, respectively (three and six months ended September 30, 2025 – $322 and $1,245, respectively). As of September 30, 2026, the liability for estimated returns and price adjustments was $1,681 (March 31, 2026 – $3,638).

22. OTHER INCOME (EXPENSE), NET

Other income (expense), net is disaggregated as follows:

	Three months ended		Six months ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025

Fair value changes on Canopy USA related assets	$(11,934)	$23,887	$4,274	$13,838
Fair value changes on derivative liability	4,108	(3,339)	4,767	(6,673)
Loss related to settlement of debt	-	(1,267)	-	(1,267)
Interest income	3,110	1,976	6,344	3,033
Interest expense	(13,017)	(8,802)	(25,694)	(18,541)
Foreign currency loss	(569)	(817)	(1,051)	(664)
Other income (expense), net	(229)	492	231	458
	$(18,531)	$12,130	$(11,129)	$(9,816)

23. INCOME TAXES

There have been no material changes to income tax matters in connection with normal course operations during the six months ended September 30, 2026.

The Company is subject to income tax in numerous jurisdictions with varying income tax rates. During the most recent period ended and the fiscal year to date, there were no material changes to the statutory income tax rates in the taxing jurisdictions where the majority of the Company’s income for tax purposes was earned, or where its temporary differences or losses are expected to be realized or settled. Although statutory income tax rates remain stable, the Company’s effective income tax rate may fluctuate, arising as a result of the Company’s evolving footprint, discrete transactions and other factors that, to the extent material, are disclosed in these unaudited condensed interim consolidated financial statements.

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

24. COMMITMENTS AND CONTINGENCIES

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

For the three and six months ended September 30, 2026, there have been no material changes with respect to provisions relating to legal proceedings for the Company.

25. SEGMENT INFORMATION

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

	Three months ended		Six months ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025

Segmented net revenue
Cannabis	$66,235	$50,852	$131,320	$107,834
Storz & Bickel	15,138	15,831	31,218	30,983
	$81,373	$66,683	$162,538	$138,817
Segmented gross margin:
Cannabis	$17,388	$15,873	$31,845	$29,464
Storz & Bickel	5,967	6,032	13,748	10,479
	23,355	21,905	45,593	39,943
Selling, general and administrative expenses	39,693	36,296	79,916	74,404
Share-based compensation	4,032	2,009	5,391	1,910
Loss on asset impairment and restructuring	2,593	494	5,359	3,147
Operating loss	(22,963)	(16,894)	(45,073)	(39,518)
Other income (expense), net	(18,531)	12,130	(11,129)	(9,816)
Loss before incomes taxes	$(41,494)	$(4,764)	$(56,202)	$(49,334)

Asset information by segment is not provided to, or reviewed by, the Company’s CODM as it is not used to make strategic decisions, allocate resources, or assess performance.

Entity-wide disclosures

Disaggregation of net revenue by geographic area:

	Three months ended		Six months ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Canada	$55,341	$45,760	$110,281	$93,988
Germany	19,415	12,725	37,005	27,106
United States	5,941	6,371	12,170	12,343
Other	676	1,827	3,082	5,380
	$81,373	$66,683	$162,538	$138,817

Disaggregation of property, plant and equipment by geographic area:

	September 30,	March 31,
	2026	2026
Canada	$254,446	$265,362
Germany	49,335	50,406
Other	523	726
	$304,304	$316,494

For the three months ended September 30, 2026, one customer from the Cannabis segment represented greater than 10% of the Company’s net revenue (three months ended September 30, 2025 – none).

For the six months ended September 30, 2026, two customers from the Cannabis segment represented greater than 10% of the Company’s net revenue (six months ended September 30, 2025 – none).

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

•
Part 2 - Results of Operations. This section provides an analysis of our results of operations for the second quarter of fiscal 2027 in comparison to the second quarter of fiscal 2026, and for the six months ended September 30, 2026 in comparison to the six months ended September 30, 2025.

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

By their nature, forward-looking statements are subject to inherent risks and uncertainties that may be general or specific and which give rise to the possibility that expectations, forecasts, predictions, projections or conclusions will not prove to be accurate, that assumptions may not be correct and that objectives, strategic goals and priorities will not be achieved. A variety of factors, including known and unknown risks, many of which are beyond our control, could cause actual results to differ materially from the forward-looking statements in this Quarterly Report and other reports we file with, or furnish to, the Securities and Exchange Commission (the “SEC”) and other regulatory agencies and made by our directors, officers, other employees and other persons authorized to speak on our behalf. Such factors include, without limitation, risks related to our ability to remediate the material weakness identified in our internal control over financial reporting, or inability to otherwise maintain an effective system of internal control; the risk that our March 31, 2026 restatement of our consolidated financial statements could negatively affect investor confidence and raise reputation risks; our limited operating history; risks that we may be required to write down intangible assets, including goodwill, due to impairment; the adequacy of our capital resources and liquidity, including but not limited to, availability of sufficient cash flow to execute our business plan (either within the expected timeframe or at all); the diversion of management’s time on matters related to Canopy USA; the risks that the Trust’s future ownership interest in Canopy USA is not quantifiable, and the Trust may have significant ownership and influence over Canopy USA; the risks in the event that Acreage Holdings, Inc. (“Acreage”) and Wana cannot satisfy their debt obligations as they become due; volatility in and/or degradation of general economic, market, industry or business conditions; risks relating to the overall macroeconomic environment, which may impact customer spending, our costs and our margins, including tariffs (and related retaliatory measures), the levels of inflation, interest rates and trade policy; risks relating to the evolving regulatory landscape in the United States; risks relating to our current and future operations in emerging markets; compliance with applicable environmental, economic, health and safety, energy and other policies and regulations and in particular health concerns with respect to vaping and the use of cannabis products in vaping devices; risks and uncertainty regarding future product development; changes in regulatory requirements in relation to our business and products; our reliance on licenses issued by and contractual arrangements with various federal, state and provincial governmental authorities; inherent uncertainty associated with projections; future levels of revenues and the impact of increasing levels of competition; third-party manufacturing risks; third-party transportation risks; our exposure to risks related to an agricultural business, including wholesale price volatility and variable product quality; changes in laws, regulations and guidelines and our compliance with such laws, regulations and guidelines; risks relating to inventory write downs; risks relating to our ability to refinance debt as and when required on terms favorable to us and to comply with covenants contained in our debt facilities and debt instruments; risks associated with jointly owned investments; our ability to manage disruptions in credit markets or changes to our credit ratings; the success or timing of completion of ongoing or anticipated capital or maintenance projects; risks related to the integration of acquired businesses; the timing and manner of the legalization of cannabis in the United States; business strategies, growth opportunities and expected investment; counterparty risks and liquidity risks that may impact our ability to obtain loans and other credit facilities on favorable terms; the potential effects of judicial, regulatory or other proceedings, litigation or threatened litigation or proceedings, or reviews or investigations, on our business, financial condition, results of operations and cash flows; risks associated with divestment and restructuring; the anticipated effects of actions of third parties such as competitors, activist investors or federal, state, provincial, territorial or local regulatory authorities, self-regulatory organizations, plaintiffs in litigation or persons threatening litigation; consumer demand for cannabis products; the implementation and effectiveness of key personnel changes; risks related to stock exchange restrictions; risks related to the protection and enforcement of our intellectual property rights; the risks related to our exchangeable shares (the “Exchangeable Shares”) having different rights from Canopy Shares and there may never be a trading market for the Exchangeable Shares; future levels of capital, environmental or maintenance expenditures, general and administrative and other expenses; risks related to finalization of the consideration payable by us for the acquisition by Canopy USA of the remaining interests in Jetty; and the factors discussed under the heading “Risk Factors” in the Annual Report. Readers are cautioned to consider these and other factors, uncertainties and potential events carefully and not to put undue reliance on forward-looking statements.

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
•
Focused growth in international medical cannabis market - Our unwavering commitment to the safety and effectiveness of our products is a critical strategic imperative which also helps differentiate us in the growing cannabis market. We deliver medical cannabis to patients in Germany, Poland, Australia and the United Kingdom. To remain successful, we consistently strive to make significant investments in our operations within Canada and Europe and we are well-positioned to pursue international growth opportunities with our strong medical cannabis brands and distribution networks. We intend to fuel the continued demand for our European Union Good Manufacturing Practices (“EU-GMP”) certified medical grade cannabis internationally with supply from within Europe and from our Canadian EU-GMP certified facility in Kincardine, Ontario. In addition, we will continue to maximize our existing routes to market to further our execution on our international growth plans, while leveraging our cannabis expertise and well-established medical brands.
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

On May 19, 2023, Canopy USA and Huneeus 2017 Irrevocable Trust (the “Trust”) entered into a share purchase agreement (the “Trust SPA”), which sets out the terms of the Trust’s investment in Canopy USA in the aggregate amount of up to US$20 million (the “Trust Transaction”). Agustin Huneeus, Jr. is the trustee of the Trust and is an affiliate of a shareholder of Jetty. On April 26, 2024, Canopy USA completed the first tranche closing of the Trust Transaction and pursuant to the Trust SPA, the timeline to complete the second tranche closing has lapsed. As of September 30, 2026, the Trust holds an aggregate 28,571,429 Canopy USA Common Shares and warrants to acquire up to 85,714,284 Voting Shares (as defined in the A&R LLC Agreement) expiring on April 26, 2031. Subject to the terms of the Trust SPA, the Trust has been granted options to acquire additional Voting Shares with a value of up to an additional US$10 million and one such additional option includes the issuance of additional warrants of Canopy USA.

In addition, subject to the terms and conditions of the A&R Protection Agreement (as defined below) and the terms of the option agreements to acquire Wana and Jetty, as applicable, Canopy Growth may be required to issue additional Canopy Shares in satisfaction of certain deferred and/or option exercise payments to the shareholders of Wana and Jetty. Canopy Growth will receive additional Non-Voting Shares from Canopy USA as consideration for any Canopy Shares issued in the future to the shareholders of Wana and Jetty.

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
•
TerrAscend – the Canopy USA LPs hold an aggregate of 64,564,487 common shares (the “TerrAscend Common Shares”) in the capital of TerrAscend Corp. (“TerrAscend”) on an as-converted basis and 22,474,130 TerrAscend Common Share purchase warrants with a weighted average exercise price of $6.07 per TerrAscend Common Share and expiring on December 31, 2032 (the “TerrAscend Warrants”). Assuming full exercise of the TerrAscend Warrants, the Canopy USA LPs will hold an aggregate of 87,038,617 TerrAscend Common Shares on an as-converted basis assuming conversion of the TerrAscend exchangeable shares held by the Canopy USA LPs. TerrAscend is a leading North American cannabis operator with vertically integrated operations and a presence in Pennsylvania, New Jersey, Ohio and California as well as licensed cultivation and processing operations in Maryland.

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

As of September 30, 2026, the Trust holds 28,571,429 Canopy USA Common Shares, the shareholders of Wana collectively hold 60,955,929 Canopy USA Common Shares and a wholly-owned subsidiary of the Company holds all of the issued and outstanding Non-Voting Shares in the capital of Canopy USA, representing approximately 84.4% of the issued and outstanding shares in Canopy USA on an as-converted basis.

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

On July 29, 2025, Canopy USA secured from the ARCA Lender an additional US$22 million in financing for Acreage and its subsidiaries (the “2025 Acreage Financing”). In connection with the 2025 Acreage Financing, the Optionor, the ARCA Lender and Acreage, among others, amended and restated the Second ARCA pursuant to a third amended and restated credit agreement dated as of July 29, 2025 (the “Third ARCA”). In connection with the Third ARCA, each of Canopy Elevate I LLC, Canopy Elevate II LLC and Canopy Elevate III LLC (each a wholly-owned subsidiary of Canopy USA and collectively, “Elevate”) entered into a limited recourse pledge agreement pursuant to which such entities pledged, as security for the obligations under the Third ARCA, each of their respective equity interests in each of the Wana entities. In addition, as security for the obligations under the Third ARCA, each of the Wana entities provided guarantees and security over substantially all of their respective assets.

In connection with a default by Acreage under the Third ARCA, on May 12, 2026, the Optionor, the ARCA Lender and Acreage, among others, entered into an initial forbearance agreement (the “Initial Forbearance Agreement”), which forbearance was extended from time to time by agreement of the lenders. As required under the Initial Forbearance Agreement, Acreage appointed, among others, a chief restructuring officer and financial advisor in order to assist Acreage with a strategic review of its business. On July 31, 2026, the Optionor, the ARCA Lender and Acreage, among others, entered into a second forbearance agreement (the “Second Forbearance Agreement”).

On October 19, 2026, the Optionor, the ARCA Lender and Acreage, among others, amended and restated the Third ARCA by entering into the fourth amended and restated credit agreement (the “Fourth ARCA” and such amounts owing under the Fourth ARCA, the “Acreage and Wana Debt”), pursuant to which, among other things, Canopy USA secured from the ARCA Lender an additional US$13,333 in financing for Acreage and its subsidiaries. Acreage continues to be in default under the Fourth ARCA. Pursuant to the terms of the Fourth ARCA, the forbearances provided to Acreage pursuant to the Initial Forbearance Agreement and the Second Forbearance Agreement were further extended to January 31, 2027.

As of September 30, 2026, the aggregate principal amount of the Acreage and Wana Debt owing under the Third ARCA to the Optionor was approximately $193.1 million (US$136.1 million) and the aggregate principal amount of the Acreage and Wana Debt owing under the Third ARCA to the ARCA Lender was approximately $121.3 million (US$85.5 million).

The portion of the Acreage and Wana Debt owing to the ARCA Lender ranks in priority to the portion of the Acreage and Wana Debt owing to the Company and the rights and remedies related thereto may be exercised by the ARCA Lender over the assets pledged as security under the Acreage and Wana Debt. See “Risk Factors – In the event Acreage or Wana, as guarantor, cannot satisfy the debt obligations as they become due, the Acreage and Wana Debt may not be repaid and the Company may lose the entirety of its investment in the Acreage and Wana Debt, and, in the event Acreage or Wana are unable to continue as a going concern, which may occur in the event that the ARCA Lender enforces its security over the Acreage and Wana Debt, there would be a negative impact on Canopy USA’s business, financial results and operations and have an adverse impact on the Company’s U.S. strategy, and, potentially, negatively affect the share price of the Canopy Shares,” in Item 1A of the Annual Report.

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

In addition, Canopy Growth: (i) issued 5,118,426 Canopy Shares pursuant to the tax receivable bonus plans of High Street Capital Partners, LLC, as subsidiary of Acreage; and (ii) 306,151 Canopy Shares were issuable in connection with Canopy USA’s acquisition of the minority interests of certain subsidiaries of Acreage, of which 268,057 Canopy Shares were issued as of September 30, 2026.

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

Recent Developments

Canadian Federal Income Tax Proposals

Pursuant to proposed amendments to the Income Tax Act (Canada) and the regulations thereunder (the “Tax Act”), released by the Department of Finance (Canada) on July 23, 2026 for purposes of the definition of “taxable Canadian property” under the Tax Act (the “TCP Proposals”), Canopy Shares that are listed on a “designated stock exchange” for purpose of the Tax Act would be deemed to include an option in respect of, an interest in or for civil law a right in such shares, whether or not such shares exist, such that any options, interests or rights held by a non-resident of Canada for purposes of the Tax Act would be included in determining whether such person exceeds the relevant 25% threshold used to determine whether such Canopy Shares constitute “taxable Canadian property” for purposes of the Tax Act. The TCP Proposals are proposed to come into force on Royal Assent.

Part 2 - Results of Operations

The results of operations presented below reports the financial performance of Canopy Growth for the three and six months ended September 30, 2026.

Discussion of Results of Operations for the Three Months Ended September 30, 2026

	Three months ended September 30,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2026	2025	$ Change	% Change
Selected consolidated financial information:
Net revenue	$81,373	$66,683	$14,690	22%
Gross margin percentage	29%	33%	-	(400) bps
Net loss	$(40,694)	$(4,978)	$(35,716)	(717%)
Basic and diluted loss per share[1]	$(0.10)	$(0.02)	$(0.08)	(400%)
[1] For the three months ended September 30, 2026, the weighted average number of outstanding Canopy Shares, basic and diluted, totaled 423,109,807 (three months ended September 30, 2025 - 274,025,102).

Revenue

We report net revenue in two segments: (i) Cannabis; and (ii) Storz & Bickel. The following table presents segmented net revenue for the three months ended September 30, 2026 and 2025:

Net Revenue	Three months ended September 30,
(in thousands of Canadian dollars)	2026	2025	$ Change	% Change
Cannabis
Canadian adult-use cannabis[1]	$28,127	$23,940	$4,187	17%
Canadian medical cannabis[2]	25,840	21,821	4,019	18%
International markets cannabis[3]	12,268	5,091	7,177	141%
	$66,235	$50,852	$15,383	30%

Storz & Bickel	$15,138	$15,831	$(693)	(4%)

Net revenue	$81,373	$66,683	$14,690	22%

[1] Includes excise taxes of $14,885 and other revenue adjustments, representing our determination of returns and pricing adjustments, of -$189 for the three months ended September 30, 2026 (three months ended September 30, 2025 - excise taxes of $13,802 and other revenue adjustments of -$37).

[2] Includes excise taxes of $3,249 for the three months ended September 30, 2026 (three months ended September 30, 2025 - excise taxes of $2,513).
[3] Reflects other revenue adjustments of $135 for the three months ended September 30, 2026 (three months ended September 30, 2025 - $359).

Net revenue was $81.4 million in the second quarter of fiscal 2027, an increase of $14.7 million as compared to $66.7 million in the second quarter of fiscal 2026.

Cannabis

Net revenue from our Cannabis segment was $66.2 million in the second quarter of fiscal 2027, as compared to $50.9 million in the second quarter of fiscal 2026.

Canadian adult-use cannabis net revenue was $28.1 million in the second quarter of fiscal 2027, as compared to $23.9 million in the second quarter of fiscal 2026. The year-over-year increase is primarily attributable to increased flower sales, driven by the acquisition of MTL, partially offset by declines in opportunistic bulk sales.

Canadian medical cannabis net revenue was $25.8 million in the second quarter of fiscal 2027, as compared to $21.8 million in the second quarter of fiscal 2026. The year-over-year increase is primarily attributable to continued growth in the number of insured customers and the acquisition of MTL, partially offset by the Canadian government’s Veterans Affairs Canada reduction in the reimbursement rate for medical cannabis which became effective on April 1, 2026.

International markets cannabis revenue was $12.3 million in the second quarter of fiscal 2027, as compared to $5.1 million in the second quarter of fiscal 2026. The year-over-year increase is primarily attributable to strength in Europe, specifically in Germany and Poland.

Storz & Bickel

Revenue from Storz & Bickel was $15.1 million in the second quarter of fiscal 2027, as compared to $15.8 million in the second quarter of fiscal 2026. The year-over-year decrease is primarily attributable to decreased consumer spending on Storz & Bickel products in certain geographic regions.

Cost of Goods Sold and Gross Margin

The following table presents cost of goods sold, gross margin and gross margin percentage on a consolidated basis for the three months ended September 30, 2026 and 2025:

	Three months ended September 30,
(in thousands of Canadian dollars except where indicated)	2026	2025	$ Change	% Change
Net revenue	$81,373	$66,683	$14,690	22%

Cost of goods sold	$58,018	$44,778	$13,240	30%
Gross margin	23,355	21,905	1,450	7%
Gross margin percentage	29%	33%	-	(400) bps

Cost of goods sold was $58.0 million in the second quarter of fiscal 2027, as compared to $44.8 million in the second quarter of fiscal 2026. Our gross margin was $23.4 million in the second quarter of fiscal 2027, or 29% of net revenue, as compared to a gross margin of $21.9 million and gross margin percentage of 33% of net revenue in the second quarter of fiscal 2026.

We report gross margin and gross margin percentage in two segments: (i) Cannabis; and (ii) Storz & Bickel. The following table presents segmented gross margin and gross margin percentage for the three months ended September 30, 2026 and 2025:

	Three months ended September 30,
(in thousands of Canadian dollars except where indicated)	2026	2025	$ Change	% Change
Cannabis segment
Net revenue	$66,235	$50,852	$15,383	30%
Cost of goods sold	48,847	34,979	13,868	40%
Gross margin	17,388	15,873	1,515	10%
Gross margin percentage	26%	31%		(500) bps

Storz & Bickel segment
Revenue	$15,138	$15,831	$(693)	(4%)
Cost of goods sold	9,171	9,799	(628)	(6%)
Gross margin	5,967	6,032	(65)	(1%)
Gross margin percentage	39%	38%		100 bps

Cannabis

Gross margin for our Cannabis segment was $17.4 million in the second quarter of fiscal 2027, or 26% of net revenue, as compared to $15.9 million in the second quarter of fiscal 2026, or 31% of net revenue. The year-over-year decrease in the gross margin percentage was primarily attributable to the Canadian government’s Veterans Affairs Canada reduction in the reimbursement rate for medical cannabis which became effective on April 1, 2026.

Further impacting our Cannabis gross margin in the second quarter of fiscal 2027 is $2.1 million in flow-through of inventory step-up relating to inventory acquired as part of the acquisition of MTL.

Storz & Bickel

Gross margin for our Storz & Bickel segment was $6.0 million in the second quarter of fiscal 2027, or 39% of net revenue, as compared to $6.0 million in the second quarter of fiscal 2026, or 38% of net revenue. The year-over-year consistency in gross margin percentage despite a 4% decline in revenues is driven by our continued focus on cost efficiencies and product mix.

Operating Expenses

The following table presents operating expenses for the three months ended September 30, 2026 and 2025:

	Three months ended September 30,
(in thousands of Canadian dollars)	2026	2025	$ Change	% Change
Operating expenses
General and administrative	$16,199	$14,412	$1,787	12%
Sales and marketing	15,929	15,120	809	5%
Acquisition, divestiture, and other costs	1,375	1,730	(355)	(21%)
Depreciation and amortization	6,190	5,034	1,156	23%
Selling, general and administrative expenses	39,693	36,296	3,397	9%

Share-based compensation	4,032	2,009	2,023	101%

Loss on asset impairment and restructuring	2,593	494	2,099	425%
Total operating expenses	$46,318	$38,799	$7,519	19%

Selling, general and administrative expenses

Selling, general and administrative expenses were $39.7 million in the second quarter of fiscal 2027, as compared to $36.3 million in the second quarter of fiscal 2026.

General and administrative expense was $16.2 million in the second quarter of fiscal 2027, as compared to $14.4 million in the second quarter of fiscal 2026. The year-over-year increase is primarily attributable to the acquisition of MTL, offset by lower costs resulting from continued reductions in headcount.

Sales and marketing expense was $15.9 million in the second quarter of fiscal 2027, as compared to $15.1 million in the second quarter of fiscal 2026. The year-over-year increase is driven by increased marketing costs to help drive revenues and the acquisition of MTL but offset by continued cost reduction initiatives.

Acquisition, divestiture, and other costs were $1.4 million in the second quarter of fiscal 2027, as compared to $1.7 million in the second quarter of fiscal 2026. In the second quarter of fiscal 2027, costs were incurred primarily in relation to:

•
approximately $0.5 million of costs relating to the MTL acquisition and the integration of MTL’s business;
•
approximately $0.2 million of continued legal costs arising from the restatement of our consolidated financial statements in connection with the review of the financial reporting matters related to the BioSteel business unit for the following previously filed periods: (i) audited consolidated financial statements for the fiscal year ended March 31, 2022, and (ii) unaudited consolidated financial statements for the quarterly periods ended June 30, 2022, September 30, 2022 and December 31, 2022 (collectively, the “Prior Periods”);
•
approximately $0.1 million of litigation costs; and
•
other acquisition and divestiture costs.

Comparatively, in the second quarter of fiscal 2026, costs were incurred primarily in relation to:

•
approximately $0.8 million of litigation costs;
•
approximately $0.3 million of continued legal costs arising from the restatement of our consolidated financial statements in connection with the review of the financial reporting matters related to the BioSteel business unit for the Prior Periods; and
•
other acquisition and divestiture costs.

Depreciation and amortization expense was $6.2 million in the second quarter of fiscal 2027, as compared to $5.0 million in the second quarter of fiscal 2026. The year-over-year increase is primarily attributable to the acquisition of MTL resulting in higher depreciation and amortization costs.

Share-based compensation

Share-based compensation was $4.0 million in the second quarter of fiscal 2027, as compared to $2.0 million in the second quarter of fiscal 2026. The year-over-year increase is due to the Company’s common share purchase options (“Options”) and restricted share units (“RSUs”) that were granted at the end of the first quarter of fiscal 2027.

Loss on asset impairment and restructuring

Loss on asset impairment and restructuring recorded in operating expenses was $2.6 million in the second quarter of fiscal 2027, as compared to $0.5 million in the second quarter of fiscal 2026.

Loss on asset impairment and restructuring recorded in the second quarter of fiscal 2027 related primarily to employee restructuring costs.

Comparatively, in the second quarter of fiscal 2026, the loss on asset impairment and restructuring related primarily to employee restructuring costs.

Other

The following table presents other income (expense), net, and income tax expense for the three months ended September 30, 2026 and 2025:

	Three months ended September 30,
(in thousands of Canadian dollars)	2026	2025	$ Change	% Change
Other income (expense), net
Fair value changes on Canopy USA related assets	$(11,934)	$23,887	$(35,821)	(150%)
Fair value changes on derivative liability	4,108	(3,339)	7,447	223%
Loss related to settlement of debt	-	(1,267)	1,267	100%
Interest income	3,110	1,976	1,134	57%
Interest expense	(13,017)	(8,802)	(4,215)	(48%)
Foreign currency loss	(569)	(817)	248	30%
Other income (expense), net	(229)	492	(721)	(147%)
	(18,531)	12,130	(30,661)	(253%)
Income tax recovery (expense)	800	(214)	1,014	474%

Other income (expense), net

Other income (expense), net was an expense amount of $18.5 million in the second quarter of fiscal 2027, as compared to an income amount of $12.1 million in the second quarter of fiscal 2026. The year-over-year change of $30.7 million is primarily attributable to:

•
Change of $35.8 million related to non-cash fair value changes on our Canopy USA related assets, from an income amount of $23.9 million in the second quarter of fiscal 2026 to an expense amount of $11.9 million in the second quarter of fiscal 2027. The expense amount recognized in the second quarter of fiscal 2027 is primarily attributable to a fair value decrease relating to our investment in:
o
the Canopy USA LPs equity method investment in the amount of $12.9 million, driven primarily by a decrease in the price of the TerrAscend Common Shares.

The fair value decrease was partially offset by a fair value increase related to our investment in:

o
the Elevate loan receivable and the Acreage and Wana Debt, in the amount of $0.9 million relating to fair value movements in consideration of the debtor’s net assets.

Comparatively, the income amount in the second quarter of fiscal 2026 was primarily attributable to a fair value increase relating to our investments in:

o
the Canopy USA LPs equity method investment in the amount of $42.0 million, driven primarily by an increase in the price of the TerrAscend Common Shares.

This fair value increase was partially offset by a fair value decrease related to our investment in:

o
the Elevate loan receivable in the amount of $18.1 million relating to fair value movements in consideration of the debtor’s net assets.
•
Increase in interest income of $1.1 million, from $2.0 million in the second quarter of fiscal 2026 to $3.1 million in the second quarter of fiscal 2027. The year-over-year increase is attributable to higher cash, cash equivalents and short-term investment balances.
•
Increase in interest expense of $4.2 million, from $8.8 million in the second quarter of fiscal 2026 to $13.0 million in the second quarter of fiscal 2027. The year-over-year increase is primarily attributable to the refinanced debt balances at the end of fiscal 2026.
•
Change of $7.4 million related to fair value changes on warrant derivative liability, from a fair value loss of $3.3 million in the second quarter of fiscal 2026 to a fair value gain of $4.1 million in the second quarter of fiscal 2027. The fair value change in the second quarter of fiscal 2027 was driven by the passage of time and a decrease in our share price during the period.

Comparatively, the fair value change in the second quarter of fiscal 2026 was driven by an increase in our share price during the period.

Income tax recovery (expense)

Income tax recovery in the second quarter of fiscal 2027 was $0.8 million, compared to income tax expense of $0.2 million in the second quarter of fiscal 2026. In the second quarter of fiscal 2027, income tax recovery consisted of deferred income tax recovery of $1.3 million (compared to a recovery of $0.1 million in the second quarter of fiscal 2026) and current income tax expense of $0.5 million (compared to an expense of $0.3 million in the second quarter of fiscal 2026).

The increase of $1.2 million in deferred income tax recovery is primarily due to the acquired MTL entities, where the recognition of tax losses and fair value adjustments reduced the overall net deferred tax liability.

The increase of $0.2 million in the current income tax expense arose primarily in connection with the current income tax expense in Canada House Clinics and Abba Medix Corp., both of which generated taxable income during the year. In addition, Apollo Applied Research Inc. was in a loss position for the quarter and the loss was carried back, resulting in a current tax recovery of $0.1 million during the period. Otherwise, the current tax expense remained consistent period over period and arose primarily in connection with tax on income for tax purposes that could not be reduced by the group’s tax attributes in the current taxation year.

Net Loss

The net loss in the second quarter of fiscal 2027 was $40.7 million, as compared to a net loss of $5.0 million in the second quarter of fiscal 2026. The year-over-year increase in the net loss is primarily attributable to the year-over-year change in other income (expense), net, of $30.7 million and an increase in operating expenses. These variances are described above.

Adjusted EBITDA (Non-GAAP Measure)

Our “Adjusted EBITDA” is a non-GAAP measure used by management that is not defined by U.S. GAAP and may not be comparable to similar measures presented by other companies. Management calculates Adjusted EBITDA as the reported net income (loss), adjusted to exclude income tax recovery (expense); other (income) expense, net; loss on equity method investments; share-based compensation expense; acquisition, divestiture, and other costs; depreciation and amortization expense; loss on asset impairment and restructuring; acquisition and divestiture related inventory write-downs; and charges related to the flow-through of inventory step-up on business combinations.

The rationale for excluding costs for the significant components of other (income) expense, net, from Adjusted EBITDA include:

•
Fair value changes on various financial assets and liabilities, which are non-cash mark-to-market adjustments. The fluctuations in fair values are not related to our revenue-generating activities and movements in fair values do not relate to our core operations. Our revenue generating activities and core operations relate to the sale of cannabis and cannabis-related products principally for adult-use and medical purposes.
•
Gains or losses on settlement of debts, which relate to discrete debt transactions for which the financial impacts of settling debt are not representative of our normal operations and do not occur on a regular or consistent basis.
•
Interest income and expenses, which are excluded to demonstrate the performance of the underlying business before the effects of financing and capital structure decisions.

Asset impairments related to periodic changes to our supply chain processes are not excluded from Adjusted EBITDA given their occurrence through the normal course of core operational activities.

We believe that Adjusted EBITDA provides useful information to investors because it facilitates comparison of our operating performance on a consistent basis between periods and, when viewed in combination with our results prepared in accordance with U.S. GAAP, helps provide a broader picture of factors and trends affecting our results of operations. Management uses Adjusted EBITDA on an internal basis, period-over-period, to evaluate its operating performance, to analyze trends within its business, to assess its performance relative to its competitors, and to establish operational goals and forecasts that are used in allocating resources.

The following table presents Adjusted EBITDA for the three months ended September 30, 2026 and 2025:

	Three months ended September 30,
(in thousands of Canadian dollars)	2026	2025	$ Change	% Change
Net loss	$(40,694)	$(4,978)	$(35,716)	(717%)
Income tax (recovery) expense	(800)	214	(1,014)	(474%)
Other (income) expense, net[1]	18,531	(12,130)	30,661	253%
Share-based compensation	4,032	2,009	2,023	101%
Acquisition, divestiture, and other costs[2]	1,060	2,097	(1,037)	(49%)
Depreciation and amortization	10,356	9,245	1,111	12%
Loss on asset impairment and restructuring	2,593	494	2,099	425%
Acquisition and divestiture related inventory write-downs	(39)	-	(39)	(100%)
Charges related to the flow-through of inventory step-up on business combinations	2,083	-	2,083	100%
Adjusted EBITDA	$(2,878)	$(3,049)	$171	6%

[1] For a breakdown of other (income) expense, net and discussion of changes, see above under the heading “Discussion of Results of Operations for the Three Months Ended September 30, 2026 - Other" in this Item 2.

[2] Acquisition, divestiture, and other costs for the three months ended September 30, 2026 include costs relating to the MTL acquisition and the integration of MTL’s business of $0.5 million, continued costs arising from the restatement of our consolidated financial statements in connection with the review of the financial reporting matters related to the BioSteel business unit for the Prior Periods of $0.2 million, litigation costs of $0.1 million, and other acquisition and divestiture costs of $0.3 million. Acquisition, divestiture, and other costs for the three months ended September 30, 2025 include litigation costs of $0.8 million, continued costs arising from the restatement of our consolidated financial statements in connection with the review of the financial reporting matters related to the BioSteel business unit for the Prior Periods of $0.3 million, and other acquisition and divestiture costs of $1.0 million.

The Adjusted EBITDA loss in the second quarter of fiscal 2027 was $2.9 million, as compared to an Adjusted EBITDA loss of $3.0 million in the second quarter of fiscal 2026. The year-over-year decrease in Adjusted EBITDA loss is primarily attributable to revenue growth across the Cannabis segment and continued cost savings, partially offset by the impact of the Canadian government’s Veterans Affairs Canada reduction in the reimbursement rate for medical cannabis which became effective on April 1, 2026.

Discussion of Results of Operations for the Six Months Ended September 30, 2026

	Six months ended September 30,
(in thousands of Canadian dollars, except share amounts and where otherwise indicated)	2026	2025	$ Change	% Change
Selected consolidated financial information:
Net revenue	$162,538	$138,817	$23,721	17%
Gross margin percentage	28%	29%	-	(100) bps
Net loss from continuing operations	$(55,273)	$(49,839)	$(5,434)	(11%)
Basic and diluted loss per share from continuing operations[1]	$(0.13)	$(0.22)	$0.09	41%
[1] For the six months ended September 30, 2026, the weighted average number of outstanding Canopy Shares, basic and diluted, totaled 422,689,227 (six months ended September 30, 2025 - 231,407,491).

Revenue

We report net revenue in two segments: (i) Cannabis; and (ii) Storz & Bickel. The following table presents segmented net revenue for the six months ended September 30, 2026 and 2025:

Net Revenue	Six months ended September 30,
(in thousands of Canadian dollars)	2026	2025	$ Change	% Change
Cannabis
Canadian adult-use cannabis[1]	$57,829	$50,961	$6,868	13%
Canadian medical cannabis[2]	51,626	43,027	8,599	20%
International markets cannabis[3]	21,865	13,846	8,019	58%
	$131,320	$107,834	$23,486	22%

Storz & Bickel	$31,218	$30,983	$235	1%

Net revenue	$162,538	$138,817	$23,721	17%

[1] Includes excise taxes of $31,088 and other revenue adjustments, representing our determination of returns and pricing adjustments, of $811 for the six months ended September 30, 2026 (six months ended September 30, 2025 - excise taxes of $28,001 and other revenue adjustments of $886).

[2] Includes excise taxes of $6,245 for the six months ended September 30, 2026 (six months ended September 30, 2025 - excise taxes of $4,928).
[3] Reflects other revenue adjustments of $183 for the six months ended September 30, 2026 (six months ended September 30, 2025 - $359).

Net revenue was $162.5 million in the six months ended September 30, 2026, an increase of $23.7 million as compared to $138.8 million in the six months ended September 30, 2025.

Cannabis

Net revenue from our Cannabis segment was $131.3 million in the six months ended September 30, 2026, as compared to $107.8 million in the six months ended September 30, 2025.

Canadian adult-use cannabis net revenue was $57.8 million in the six months ended September 30, 2026, as compared to $51.0 million in the six months ended September 30, 2025. The year-over-year increase is primarily attributable to increased flower sales, driven by the acquisition of MTL, partially offset by declines in opportunistic bulk sales.

Canadian medical cannabis net revenue was $51.6 million in the six months ended September 30, 2026, as compared to $43.0 million in the six months ended September 30, 2025. The year-over-year increase is primarily attributable to growth in the number of insured customers and the acquisition of MTL, partially offset by the Canadian government’s Veterans Affairs Canada reduction in the reimbursement rate for medical cannabis which became effective on April 1, 2026.

International markets cannabis revenue was $21.9 million in the six months ended September 30, 2026, as compared to $13.8 million in the six months ended September 30, 2025. The year-over-year increase is primarily attributable to strength in Europe, specifically in Germany and Poland.

Storz & Bickel

Revenue from Storz & Bickel was $31.2 million in the six months ended September 30, 2026, as compared to $31.0 million in the six months ended September 30, 2025. The year-over-year change is relatively flat, driven by decreased consumer spending and offset by growth in non-core markets.

Cost of Goods Sold and Gross Margin

The following table presents cost of goods sold, gross margin and gross margin percentage on a consolidated basis for the six months ended September 30, 2026 and 2025:

	Six months ended September 30,
(in thousands of Canadian dollars except where indicated)	2026	2025	$ Change	% Change
Net revenue	$162,538	$138,817	$23,721	17%

Cost of goods sold	$116,945	$98,874	$18,071	18%
Gross margin	45,593	39,943	5,650	14%
Gross margin percentage	28%	29%	-	(100) bps

Cost of goods sold was $116.9 million in the six months ended September 30, 2026, as compared to $98.9 million in the six months ended September 30, 2025. Our gross margin was $45.6 million in the six months ended September 30, 2026, or 28% of net revenue, as compared to a gross margin of $39.9 million and gross margin percentage of 29% of net revenue in the six months ended September 30, 2025.

We report gross margin and gross margin percentage in two segments: (i) Cannabis; and (ii) Storz & Bickel. The following table presents segmented gross margin and gross margin percentage for the six months ended September 30, 2026 and 2025:

	Six months ended September 30,
(in thousands of Canadian dollars except where indicated)	2026	2025	$ Change	% Change
Cannabis segment
Net revenue	$131,320	$107,834	$23,486	22%
Cost of goods sold	99,475	78,370	21,105	27%
Gross margin	31,845	29,464	2,381	8%
Gross margin percentage	24%	27%		(300) bps

Storz & Bickel segment
Revenue	$31,218	$30,983	$235	1%
Cost of goods sold	17,470	20,504	(3,034)	(15%)
Gross margin	13,748	10,479	3,269	31%
Gross margin percentage	44%	34%		1,000 bps

Cannabis

Gross margin for our Cannabis segment was $31.8 million in the six months ended September 30, 2026, or 24% of net revenue, as compared to $29.5 million in the six months ended September 30, 2025, or 27% of net revenue. The year-over-year decrease in the gross margin percentage was primarily attributable to the Canadian government’s Veterans Affairs Canada reduction in the reimbursement rate for medical cannabis which became effective on April 1, 2026.

Further impacting our Cannabis gross margin in the six months ended September 30, 2026 is $4.7 million in flow-through of inventory step-up relating to inventory acquired as part of the acquisition of MTL.

Storz & Bickel

Gross margin for our Storz & Bickel segment was $13.7 million in the six months ended September 30, 2026, or 44% of net revenue, as compared to $10.5 million in the six months ended September 30, 2025, or 34% of net revenue. The year-over-year increase in gross margin was driven by our cost rationalization exercise at the end of fiscal 2026, as well as a refund of the U.S. tariffs imposed under the International Emergency Economic Powers Act in the period.

Operating Expenses

The following table presents operating expenses for the six months ended September 30, 2026 and 2025:

	Six months ended September 30,
(in thousands of Canadian dollars)	2026	2025	$ Change	% Change
Operating expenses
General and administrative	$32,963	$29,110	$3,853	13%
Sales and marketing	31,801	30,953	848	3%
Acquisition, divestiture, and other costs	3,142	3,841	(699)	(18%)
Depreciation and amortization	12,010	10,500	1,510	14%
Selling, general and administrative expenses	79,916	74,404	5,512	7%

Share-based compensation	5,391	1,910	3,481	182%

Loss on asset impairment and restructuring	5,359	3,147	2,212	70%
Total operating expenses	$90,666	$79,461	$11,205	14%

Selling, general and administrative expenses

Selling, general and administrative expenses were $79.9 million in the six months ended September 30, 2026, as compared to $74.4 million in the six months ended September 30, 2025.

General and administrative expense was $33.0 million in the six months ended September 30, 2026, as compared to $29.1 million in the six months ended September 30, 2025. The year-over-year increase is primarily attributable to the acquisition of MTL, offset by lower costs resulting from continued reductions in headcount.

Sales and marketing expense was $31.8 million in the six months ended September 30, 2026, as compared to $31.0 million in the six months ended September 30, 2025. The year-over-year increase is driven by increased marketing costs to help drive revenues and the acquisition of MTL but offset by continued cost reduction initiatives.

Acquisition, divestiture, and other costs were $3.1 million in the six months ended September 30, 2026, as compared to $3.8 million in the six months ended September 30, 2025. In the six months ended September 30, 2026, costs were incurred primarily in relation to:

•
approximately $1.0 million of costs relating to the MTL acquisition and the integration of MTL’s business;
•
approximately $0.5 million of accounting and legal costs arising from the March 31, 2026 restatement of our consolidated financial statements in connection with our warrant derivative liability;
•
approximately $0.4 million of continued legal costs arising from the restatement of our consolidated financial statements in connection with the review of the financial reporting matters related to the BioSteel business unit for the Prior Periods;
•
approximately $0.4 million of litigation costs; and
•
other acquisition and divestiture costs.

Comparatively, in the six months ended September 30, 2025, costs were incurred primarily in relation to:

•
approximately $1.3 million of litigation costs;
•
approximately $0.9 million of continued legal costs arising from the restatement of our consolidated financial statements in connection with the review of the financial reporting matters related to the BioSteel business unit for the Prior Periods; and
•
other acquisition and divestiture costs.

Depreciation and amortization expense was $12.0 million in the six months ended September 30, 2026, as compared to $10.5 million in the six months ended September 30, 2025. The year-over-year increase is primarily attributable to the acquisition of MTL resulting in higher depreciation and amortization costs.

Share-based compensation

Share-based compensation was $5.4 million in the six months ended September 30, 2026, as compared to $1.9 million in the six months ended September 30, 2025. The year-over-year increase is due to departures of certain executives that occurred in the first quarter of fiscal 2026, resulting in a reversal of expensing in the comparative period, and the Options and RSUs that were granted at the end of the first quarter of fiscal 2027, resulting in increased expensing in the current period.

Loss on asset impairment and restructuring

Loss on asset impairment and restructuring recorded in operating expenses was $5.4 million in the six months ended September 30, 2026, as compared to $3.1 million in the six months ended September 30, 2025.

Loss on asset impairment and restructuring recorded in the six months ended September 30, 2026 related primarily to employee restructuring costs.

Comparatively, in the six months ended September 30, 2025, the loss on asset impairment and restructuring related primarily to employee restructuring costs.

Other

The following table presents other income (expense), net, and income tax expense for the six months ended September 30, 2026 and 2025:

	Six months ended September 30,
(in thousands of Canadian dollars)	2026	2025	$ Change	% Change
Other income (expense), net
Fair value changes on Canopy USA related assets	$4,274	$13,838	$(9,564)	(69%)
Fair value changes on derivative liability	4,767	(6,673)	11,440	171%
Loss related to settlement of debt	-	(1,267)	1,267	100%
Interest income	6,344	3,033	3,311	109%
Interest expense	(25,694)	(18,541)	(7,153)	(39%)
Foreign currency loss	(1,051)	(664)	(387)	(58%)
Other income (expense), net	231	458	(227)	(50%)
	(11,129)	(9,816)	(1,313)	(13%)
Income tax recovery (expense)	929	(505)	1,434	284%

Other income (expense), net

Other income (expense), net was an expense amount of $11.1 million in the six months ended September 30, 2026, as compared to an expense amount of $9.8 million in the six months ended September 30, 2025. The year-over-year change of $1.3 million is primarily attributable to:

•
Change of $9.6 million related to non-cash fair value changes on our Canopy USA related assets, from an income amount of $13.8 million in the six months ended September 30, 2025 to an income amount of $4.3 million in the six months ended September 30, 2026. The income amount recognized in the six months ended September 30, 2026 is primarily attributable to a fair value increase relating to our investments in:
o
the Canopy USA LPs equity method investment in the amount of $3.8 million, driven by the probability and timing of U.S. legalization and partially offset by a decrease in the price of the TerrAscend Common Shares; and
o
the Elevate loan receivable, in the amount of $0.4 million relating to fair value movements in consideration of the debtor’s net assets.

Comparatively, the income amount in the six months ended September 30, 2025 was primarily attributable to a fair value increase relating to our investments in:

o
the Canopy USA LPs equity method investment in the amount of $26.4 million, driven primarily by an increase in the price of the TerrAscend Common Shares.

This fair value increase was partially offset by a fair value decrease related to our investment in:

o
the Elevate loan receivable, in the amount of $12.6 million relating to fair value movements in consideration of the debtor’s net assets.
•
Increase in interest income of $3.3 million, from $3.0 million in the six months ended September 30, 2025 to $6.3 million in the six months ended September 30, 2026. The year-over-year increase is attributable to higher cash, cash equivalents and short-term investment balances.
•
Increase in interest expense of $7.2 million, from $18.5 million in the six months ended September 30, 2025 to $25.7 million in the six months ended September 30, 2026. The year-over-year increase is primarily attributable to the refinanced debt balances at the end of fiscal 2026.
•
Change of $11.4 million related to fair value changes on warrant derivative liability, from a fair value loss of $6.7 million in the six months ended September 30, 2025 to a fair value gain of $4.8 million in the six months ended September 30, 2026. The fair value change in the six months ended September 30, 2026 was driven by the passage of time and a decrease in our share price during the period. Comparatively, the fair value change in the second quarter of fiscal 2026 was driven by an increase in our share price during the period.

Income tax recovery (expense)

Income tax recovery in the six months ended September 30, 2026 was $0.9 million, compared to income tax expense of $0.5 million in the six months ended September 30, 2025. In the six months ended September 30, 2026, income tax recovery consisted of deferred income tax recovery of $1.6 million (compared to a recovery of $nil in the six months ended September 30, 2025) and current income tax expense of $0.7 million (compared to an expense of $0.5 million in the six months ended September 30, 2025).

The change of $1.6 million in deferred income tax recovery is primarily due to the acquired MTL entities, where the recognition of tax losses and fair value adjustments reduced the overall net deferred tax liability.

The increase of $0.2 million in current income tax expense is primarily a result of the increase in the current income tax expense in Abba Medix Corp., IsoCanMed Inc., and Canada House Clinics.

Net Loss

The net loss in the six months ended September 30, 2026 was $55.3 million, as compared to a net loss of $49.8 million in the six months ended September 30, 2025. The year-over-year increase in the net loss is primarily attributable to the increase in operating loss and the year-over-year change in other income (expense), net, of $1.3 million. These variances are described above.

Adjusted EBITDA (Non-GAAP Measure)

For additional information regarding our use of Adjusted EBITDA, including the rationale for excluding certain significant components of “other (income) expense, net” from Adjusted EBITDA, see “Discussion of Results of Operations for the Three Months Ended September 30, 2026—Adjusted EBITDA (Non-GAAP Measure)” above in this Item 2.

The following table presents Adjusted EBITDA for the six months ended September 30, 2026 and 2025:

	Six months ended September 30,
(in thousands of Canadian dollars)	2026	2025	$ Change	% Change
Net loss from continuing operations	$(55,273)	$(49,839)	$(5,434)	(11%)
Income tax (recovery) expense	(929)	505	(1,434)	(284%)
Other (income) expense, net[1]	11,129	9,816	1,313	13%
Share-based compensation	5,391	1,910	3,481	182%
Acquisition, divestiture, and other costs[2]	3,142	4,581	(1,439)	(31%)
Depreciation and amortization	20,390	18,915	1,475	8%
Loss on asset impairment and restructuring	5,359	3,147	2,212	70%
Charges related to the flow-through of inventory step-up on business combinations	4,669	-	4,669	100%
Adjusted EBITDA	$(6,122)	$(10,965)	$4,843	44%

[1] For a breakdown of other (income) expense, net and discussion of changes, see above under the heading “Discussion of Results of Operations for the Six Months Ended September 30, 2026 - Other" in this Item 2.

[2] Acquisition, divestiture, and other costs for the six months ended September 30, 2026 include costs relating to the MTL acquisition and the integration of MTL’s business of $1.0 million, accounting and legal costs arising from the March 31, 2026 restatement of our consolidated financial statements in connection with our warrant derivative liability of $0.5 million, continued costs arising from the restatement of our consolidated financial statements in connection with the review of the financial reporting matters related to the BioSteel business unit for the Prior Periods of $0.4 million, litigation costs of $0.4 million, and other acquisition and divestiture costs of $0.8 million. Acquisition, divestiture, and other costs for the six months ended September 30, 2025 include litigation costs of $1.3 million, continued costs arising from the restatement of our consolidated financial statements in connection with the review of the financial reporting matters related to the BioSteel business unit for the Prior Periods of $0.9 million, and other acquisition and divestiture costs of $2.4 million.

The Adjusted EBITDA loss in the six months ended September 30, 2026 was $6.1 million, as compared to an Adjusted EBITDA loss of $11.0 million in the six months ended September 30, 2025. The year-over-year decrease in Adjusted EBITDA loss is primarily attributable to revenue growth across the Cannabis segment and continued cost savings, partially offset by the impact of the Canadian government’s Veterans Affairs Canada reduction in the reimbursement rate for medical cannabis which became effective on April 1, 2026.

Part 3 – Financial Liquidity and Capital Resources

The Interim Financial Statements have been prepared in accordance with generally accepted accounting principles on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of September 30, 2026, we had cash and cash equivalents of $247.3 million and short-term investments of $72.5 million.

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

As of November 4, 2026, we sold an aggregate of 56,206,101 Canopy Shares at an average price of $2.42 per Canopy Share, for gross proceeds of $135.8 million (US$98.0 million) and net proceeds, inclusive of commissions and fees, of $134.4 million (US$97.1 million). Since the establishment of the August 2025 ATM Program, we have paid an aggregate amount of $1.4 million (US$0.9 million) as compensation to the Agents under the August 2025 ATM Program. As of November 4, 2026, we can issue and sell up to US$102.0 million of Canopy Shares in the U.S. Offering under the August 2025 ATM Program.

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

In connection with the Loan Agreement, on the Loan Closing Date (as defined below), we issued the Loan Warrants (as defined below) to the Lenders (as defined below) in accordance with each Lender’s pro rata share of the Loans. Each Loan Warrant entitles the holder to acquire one Canopy Share at an exercise price equal to US$1.30 per Canopy Share for a period of five years from the Loan Closing Date. In connection with the Loan Transaction (as defined below), a portion of the net proceeds from the Loans was used to repay all outstanding amounts owing under the Credit Facility (as defined below).

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

Under the Shelf Registration Statement, we may access liquidity through the August 2025 ATM Program, pursuant to which we may sell, from time to time, up to US$102.0 million of additional Canopy Shares as of November 4, 2026.

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

Cash Flows

The following table presents cash flows for the six months ended September 30, 2026 and 2025:

	Six months ended September 30,
(in thousands of Canadian dollars)	2026	2025
Net cash (used in) provided by:
Operating activities	$(37,581)	$(28,316)
Investing activities	(75,909)	16,024
Financing activities	(7,966)	194,457
Effect of exchange rate changes on cash and cash equivalents	4,113	2,082
Net (decrease) increase in cash and cash equivalents	(117,343)	184,247
Cash and cash equivalents, beginning of period	364,683	113,811
Cash and cash equivalents, end of period	$247,340	$298,058

Operating activities

Cash used in operating activities totaled $37.6 million in the six months ended September 30, 2026, as compared to cash used of $28.3 million in the six months ended September 30, 2025. The increase in the cash used in operating activities is primarily due to the year-over-year change in working capital movements.

Investing activities

The cash used in investing activities totaled $75.9 million in the six months ended September 30, 2026, as compared to cash provided of $16.0 million in the six months ended September 30, 2025.

In the six months ended September 30, 2026, purchases of property, plant and equipment were $3.7 million, primarily related to production equipment enhancements made at certain of our Canadian cultivation and production facilities. Comparatively, in the six months ended September 30, 2025, we invested $2.5 million in building improvements and production equipment enhancements made at certain of our Canadian cultivation and production facilities.

Net purchases of short-term investments in the six months ended September 30, 2026 were $71.7 million, as compared to net redemptions of $18.4 million in the six months ended September 30, 2025. The year-over-year change in purchases and redemption of short-term investments relates to timing of maturities and timing around investment of certain cash balances. As at September 30, 2026, we had short-term investments of $72.5 million.

Financing activities

The cash used by financing activities in the six months ended September 30, 2026 was $8.0 million, as compared to cash provided of $194.5 million in the six months ended September 30, 2025. In the six months ended September 30, 2026, no Canopy Shares were sold under the August 2025 ATM Program. Comparatively, in the six months ended September 30, 2025, $238.4 million in gross proceeds were received from the sale of Canopy Shares under the February 2025 ATM Program and $43.1 million in gross proceeds were received from the sale of Canopy Shares under the August 2025 ATM Program.

For the six months ended September 30, 2026, payment of debt issuance costs of $0.9 million related to the Loan Agreement. Other financing activities resulted in a cash outflow of $7.0 million, which related primarily to: (i) finance lease payments and (ii) share issuance costs. Comparatively, for the six months ended September 30, 2025, long-term debt repayments of $71.7 million related primarily to (i) certain prepayments in the aggregate of $50 million to reduce the principal balance of the Credit Facility pursuant to the agreement dated July 29, 2025 among the Company and certain lenders under the Credit Facility, and (ii) the settlement of the 6.0% senior unsecured convertible debentures for gross proceeds of $100,000 and the 11.06% senior unsecured non-convertible debentures issued by Supreme Cannabis Company Inc. ("Supreme Cannabis"), which, in connection with our acquisition of Supreme Cannabis, became outstanding securities of Canopy Growth. Other financing activities resulted in a cash outflow of $15.4 million, which related to: (i) finance lease payments and (ii) share issuance costs.

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

The following table presents free cash flows for the three and six months ended September 30, 2026, and 2025:

	Three months ended September 30,		Six months ended September 30,
(in thousands of Canadian dollars)	2026	2025	2026	2025
Net cash used in operating activities	$(12,570)	$(17,979)	$(37,581)	$(28,316)
Purchases of and deposits on property, plant and equipment	(2,977)	(1,226)	(3,714)	(2,532)
Free cash flow[1]	$(15,547)	$(19,205)	$(41,295)	$(30,848)
[1]Free cash flow is a non-GAAP measure, and is calculated as net cash provided by (used in) operating activities, less purchases of and deposits on property, plant and equipment.

Free cash flow in the three months ended September 30, 2026 was an outflow of $15.5 million, as compared to an outflow of $19.2 million in the three months ended September 30, 2025. The year-over-year decrease in the free cash outflow primarily reflects the decrease in cash used in operating activities, primarily due to the timing of changes in working capital items, partially offset by an increase in purchases of property, plant and equipment related to production equipment enhancements made at certain of our Canadian cultivation and production facilities.

Free cash flow in the six months ended September 30, 2026 was an outflow of $41.3 million, as compared to an outflow of $30.8 million in the six months ended September 30, 2025. The year-over-year increase in the free cash outflow primarily reflects the increase in cash used in operating activities, primarily due to the timing of changes in working capital items, further impacted by an increase in purchases of property, plant and equipment related to production equipment enhancements made at certain of our Canadian cultivation and production facilities.

Debt

Since our formation, we have financed our cash requirements primarily through the issuance of Canopy Shares, including the $5.1 billion investment by Constellation Brands, Inc. in the third quarter of fiscal 2019, and debt. Total debt outstanding as of September 30, 2026 was $245.9 million, an increase from $233.4 million as of March 31, 2026. The total principal amount owing was $285.0 million at September 30, 2026, an increase from $281.0 million at March 31, 2026. The increase is due to the impact of foreign currency translations on our U.S. dollar-denominated debt.

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

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates from the information provided in the MD&A section in the Annual Report.

Impairment of goodwill

We do not believe that an event occurred or circumstances changed during the six months ended September 30, 2026 that would, more likely than not, reduce the fair value of the Cannabis reporting unit below its carrying value. Therefore, we concluded that the quantitative goodwill impairment assessment was not required for the Cannabis reporting unit at September 30, 2026. The carrying value of goodwill associated with the Cannabis reporting unit was $55.7 million at September 30, 2026.

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

A hypothetical 10% change in the U.S. dollar against the Canadian dollar compared to the exchange rate at September 30, 2026, would affect the carrying value of net assets by approximately $18.9 million, with a corresponding impact to the foreign currency translation account within accumulated other comprehensive income (loss). A hypothetical 10% change in the euro against the Canadian dollar compared to the exchange rate at September 30, 2026, would affect the carrying value of net assets by approximately $11.4 million, with a corresponding impact to the foreign currency translation account within accumulated other comprehensive income (loss).

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

Interest rate risk

Our cash equivalents and short-term investments are held in both fixed-rate and adjustable-rate securities. Investments in fixed-rate instruments carry a degree of interest rate risk. The fair value of fixed-rate securities may be adversely impacted due to a rise in interest rates. Additionally, a falling-rate environment creates reinvestment risk because as securities mature, the proceeds are reinvested at a lower rate, generating less interest income. As at September 30, 2026, our cash and cash equivalents, and short-term investments consisted of $237.0 million in interest rate sensitive instruments (March 31, 2026 – $238.2 million).

Our financial liabilities consist of long-term fixed rate debt and floating-rate debt. Fluctuations in interest rates could impact our cash flows, primarily with respect to the interest payable on floating-rate debt.

	Aggregate Notional Value
	September 30, 2026	March 31, 2026
Fixed interest rate debt	$55,000	$55,000
Variable interest rate debt	230,009	225,972

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

Information regarding the fair value of financial instrument assets and liabilities that are measured at fair value on a recurring basis, and the relationship between the unobservable inputs used in the valuation of these financial assets and their fair value is presented in Note 20 of the Interim Financial Statements.

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

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were not effective as of such date due to a material weakness in our internal control over financial reporting that was disclosed in Item 9A of the Annual Report.

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

Status of Remediation of Material Weakness in Internal Control over Financial Reporting.

Management has developed and is executing a remediation plan to address the previously disclosed material weakness. We are actively engaged in the remediation for which we have implemented process and control improvements as follows:

•
Enhanced technical accounting review controls and procedures for all complex and non-routine transactions involving equity-linked financial instruments to ensure compliance with applicable accounting standards and guidance. This included the design and implementation of a formal control involving the engagement of third-party experts for new equity-instrument issuances.
•
Training aimed at improving employee knowledge and skills in accounting requirements for complex financial instruments and raising awareness of applicable guidance and frameworks has been completed.
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

Changes in Internal Control over Financial Reporting.

We are taking actions to remediate the material weakness relating to our internal control over financial reporting as described above. Except as discussed above, there were no changes in our “internal control over financial reporting” (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 15, 2023, an ostensible shareholder commenced a putative class action (Asmaro v. Canopy Growth Corporation et al., Court File No. VLC-S-S-234351) against the Company and two of its officers in the Supreme Court of British Columbia on behalf of a putative class of all persons and entities who purchased or otherwise acquired securities of the Company between August 6, 2021 and May 10, 2023. The lawsuit alleged that the Company’s disclosures contained misrepresentations within the meaning of the Securities Act (British Columbia), that certain officers authorized, permitted, or acquiesced in the release of the impugned disclosures, and that all of the defendants are liable for damages to the putative class. The plaintiff sought an unspecified amount of damages. On September 16, 2026, the Supreme Court of British Columbia dismissed the Asmaro action on consent without costs to any party, with such dismissal having the same force and effect as if judgment had been pronounced at the trial of the action upon its merits.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(c) of Regulation S-K.

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

CANOPY GROWTH CORPORATION

Date: November 6, 2026	By:	/s/ Luc Mongeau
Luc Mongeau
Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2026	By:	/s/ Thomas Stewart
Thomas Stewart
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)